Form 10-Q
period 1993-11-30
APPLIED POWER INC
filed 1994-01-13
CIK 6955

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

Mark One
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED NOVEMBER 30, 1993

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NO. 1-11288



                              APPLIED POWER INC.
            (Exact name of Registrant as specified in its charter)


               WISCONSIN               39-0168610
       (State of incorporation) (I.R.S. Employer Id. No.)


                        13000 WEST SILVER SPRING DRIVE
                           BUTLER, WISCONSIN  53007
         MAILING ADDRESS:  P. O. BOX 325, MILWAUKEE, WISCONSIN  53201
             (Address of principal executive offices) (Zip Code)

                                (414) 781-6600
                       (Registrant's telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X          NO


Number  of outstanding  shares of  Class A  Common Stock:   13,013,116  as of
November 30, 1993.

The Exhibit Index appears on Page 11.

INDEX

APPLIED POWER INC. AND SUBSIDIARIES


Page  No.

PART I - FINANCIAL INFORMATION
Item 1   - Unaudited Consolidated Financial Statements

         Condensed Consolidated Statement of Earnings -
            Three Month Periods Ended November 30, 1993 and 1992            3

         Condensed Consolidated Balance Sheet -
            November 30, 1993 and August 31, 1993                           4

         Condensed Consolidated Statement of Cash Flows -
            Three Month Periods Ended November 30, 1993 and 1992            5

         Notes to Condensed Consolidated Financial Statements               6

Item 2   - Management's Discussion and Analysis of Results
         of Operations and Financial Condition                              7



PART II - OTHER INFORMATION

Item 6   - Exhibits and Reports on Form 8-K                                 9


SIGNATURE                                                                  10

PART I  - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

APPLIED POWER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                                                          Three Months Ended November 30,
                                                                                        1993                            1992



                 Net sales. . . . . . . . . . . . . . . . . . . . .                      $91,097                       $91,721
                 Cost of products sold. . . . . . . . . . . . . . .                       57,248                        57,032
                                                                                    ------------                   ------------
                      Gross profit. . . . . . . . . . . . . . . . .                       33,849                        34,689

                 Operating expenses:
                   Engineering. . . . . . . . . . . . . . . . . . .                        3,085                         2,598
                   Selling and administrative . . . . . . . . . . .                       22,871                        23,289
                                                                                    ------------                   ------------
                      Total . . . . . . . . . . . . . . . . . . . .                       25,956                        25,887
                                                                                    ------------                   ------------

                 Operating profit . . . . . . . . . . . . . . . . .                        7,893                         8,802

                 Other expense (income):
                   Interest expense . . . . . . . . . . . . . . . .                        2,701                         3,263
                   Amortization of intangible assets. . . . . . . .                        1,094                         1,060
                   Other - net. . . . . . . . . . . . . . . . . . .                           41                          (906)

                                                                                    ------------                   ------------

                 Earnings before income tax expense . . . . . . . .                        4,057                         5,385

                 Income tax expense . . . . . . . . . . . . . . . .                        1,477                         2,078
                                                                                    ------------                   ------------
                 Earnings before accounting change. . . . . . . . .                        2,580                         3,307

                 Cumulative effect of accounting change-
                 postretirement benefits. . . . . . . . . . . . . .                        -                            (4,355)
                                                                                    ------------                   ------------
                 Net earnings (loss). . . . . . . . . . . . . . . .                     $  2,580                      $ (1,048)
                                                                                    ============                   ============

                 Net earnings (loss) per share:
                   Earnings before accounting change. . . . . . . .                     $   0.20                     $    0.25
                   Cumulative effect of accounting change . . . . .                         -                            (0.33)
                                                                                    ------------                   ------------
                        Net earnings (loss) per share . . . . . . .                     $   0.20                     $   (0.08)
                                                                                    ============                   ============

                 Weighted average shares outstanding. . . . . . . .                       13,141                        13,069
                                                                                    ============                   ============


                 Cash dividends paid per share. . . . . . . . . . .                     $  0.03                      $    0.03
                                                                                    ============                   ============

                               See accompanying Notes to Condensed Consolidated Financial Statements

APPLIED POWER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                 November 30,                  August 31,
                                                                                     1993                         1993

                                                                                 (Unaudited)


                                                              ASSETS
                 Current Assets
                   Cash and cash equivalents. . . . . . . . . . . .                     $   1,546                      $    939
                   Net accounts receivable. . . . . . . . . . . . .                        49,630                        48,944
                   Net inventories. . . . . . . . . . . . . . . . .                        85,280                        84,145
                   Prepaid expenses . . . . . . . . . . . . . . . .                        12,768                        12,143
                   Net assets held for sale . . . . . . . . . . . .                         8,477                        15,414
                                                                                      ------------                  ------------
                     Total Current Assets . . . . . . . . . . . . .                       157,701                       161,585

                 Other assets . . . . . . . . . . . . . . . . . . .                         6,597                         7,876
                 Net property, plant and equipment. . . . . . . . .                        53,984                        53,589
                 Intangible assets. . . . . . . . . . . . . . . . .                        67,307                        67,628
                                                                                      ------------                  ------------
                   Total Assets . . . . . . . . . . . . . . . . . .                      $285,589                      $290,678
                                                                                      ============                  ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY


                 Current Liabilities
                   Short-term borrowings. . . . . . . . . . . . . .                      $ 23,635                      $ 20,401
                   Trade accounts payable . . . . . . . . . . . . .                        24,713                        23,400
                   Accrued compensation and benefits. . . . . . . .                        11,045                        11,434
                   Income taxes payable . . . . . . . . . . . . . .                         2,864                         6,698
                   Other current liabilities. . . . . . . . . . . .                        21,979                        20,044
                   Current maturities of long-term debt . . . . . .                        24,087                        10,745
                                                                                      ------------                  ------------
                     Total Current Liabilities. . . . . . . . . . .                       108,323                        92,722

                 Long-term debt, less current maturities. . . . . .                        64,700                        86,785
                 Deferred liabilities . . . . . . . . . . . . . . .                        22,639                        23,161

                 Shareholders' Equity
                   Class A common stock, $0.20 par value,
                     authorized 40,000 shares, issued and
                     outstanding 13,013 and 13,005 shares,                                  2,602                         2,601
                     respectively . . . . . . . . . . . . . . . . .
                   Additional paid-in capital . . . . . . . . . . .                        21,713                        21,654
                   Retained earnings. . . . . . . . . . . . . . . .                        63,012                        60,823
                   Cumulative translation adjustments . . . . . . .                         2,600                         2,932
                                                                                      ------------                  ------------
                     Total Shareholders' Equity . . . . . . . . . .                        89,927                        88,010
                                                                                      ------------                  ------------

                 Total Liabilities and Shareholders' Equity . . . .                      $285,589                      $290,678
                                                                                      ============                  ============

       See accompanying Notes to Condensed Consolidated Financial Statements

                                                APPLIED POWER INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)

                                                                                           Three Months Ended November 30,
                                                                                         1993                            1992


                 Operating Activities
                   Net earnings (loss). . . . . . . . . . . . . . . . . . .             $  2,580                     $  (1,048)
                   Adjustments to reconcile net earnings (loss) to net cash
                    provided by (used in) operating activities:
                      Depreciation and amortization . . . . . . . . . . . .                4,014                         3,605
                      Non-cash charge -  adoption of SFAS 106 . . . . . . .                  -                           4,355
                 Changes in operating assets and liabilities, excluding
                 effect of business acquisition
                        Net receivables . . . . . . . . . . . . . . . . . .               (1,214)                          944
                        Net inventories . . . . . . . . . . . . . . . . . .               (1,031)                        (2,504)
                        Prepaid expenses. . . . . . . . . . . . . . . . . .                 (627)                        (1,637)
                        Other assets. . . . . . . . . . . . . . . . . . . .                1,230                         (2,559)
                        Trade accounts payable. . . . . . . . . . . . . . .                1,466                           230
                        Income taxes payable. . . . . . . . . . . . . . . .               (3,809)                        (1,564)
                        Other liabilities . . . . . . . . . . . . . . . . .                  370                            135
                                                                                         --------                       --------
                 Net Cash Provided by (Used in) Operating Activities. . . .                2,979                            (43)

                 Investing Activities
                   Proceeds from sale of property, plant and equipment. . .                  567                           834
                   Capital expenditures . . . . . . . . . . . . . . . . . .               (2,776)                       (2,026)
                   Acquisition of Palmer Industries . . . . . . . . . . . .               (1,534)                          -
                   Other. . . . . . . . . . . . . . . . . . . . . . . . . .                  (28)                          607
                                                                                     ------------                   ------------
                 Net Cash Used in Investing Activities. . . . . . . . . . .               (3,771)                         (585)

                 Financing Activities
                   Net short-term borrowings . . . . . . . . . . . . . . .                 3,389                           640
                   Borrowings (repayments) of long-term debt. . . . . . . .               (8,564)                          856
                   Capital stock transactions . . . . . . . . . . . . . . .                   60                            12
                   Dividends paid on common stock . . . . . . . . . . . . .                 (391)                         (389)
                                                                                     ------------                   ------------
                 Net Cash Provided by (Used in) Financing Activities. . . .               (5,526)                        1,119

                 Effect of Exchange Rate Changes on Cash. . . . . . . . . .                  (11)                         (229)
                                                                                     ------------                   ------------

                 Net Cash Provided by (Used in) Continuing Operations . . .               (6,329)                          262

                 Discontinued Operation Activities
                   Proceeds from sale of Datafile . . . . . . . . . . . . .                6,640                           -
                   Other. . . . . . . . . . . . . . . . . . . . . . . . . .                  296                          (222)
                                                                                     ------------                   ------------
                 Net Cash Provided by (Used in) Discontinued Operations . .                6,936                          (222)
                                                                                     ------------                   ------------

                 Net Increase in Cash and Cash Equivalents. . . . . . . . .                  607                            40

                 Cash and Cash Equivalents at Beginning of Period . . . . .                  939                         3,047
                                                                                     ------------                   ------------
                 Cash and Cash Equivalents at End of Period . . . . . . . .             $  1,546                      $  3,087
                                                                                     ============                   ============

      See accompanying Notes to Condensed Consolidated Financial Statements

APPLIED POWER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Applied Power Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes thereto in the Company's 1993 Annual Report.

Operating results for the three month period ended November 30, 1992 have been restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 109, "Accounting for Income Taxes", effective September 1, 1992.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist of only those of a recurring nature. Operating results for the three month period ended November 30, 1993 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1994.

NOTE B - INVENTORY
It is not practical to segregate the amounts of raw materials, work-in-process and finished goods inventories at the respective balance sheet dates, because accounting systems at many of the Company's operating units have not been designed to capture this information due to the very short production cycle of their products and the minimal amount of work-in-process.

NOTE C - DISCONTINUED OPERATIONS
During the third quarter of fiscal 1992, a formal plan was authorized to offer for sale the Company's Wright Line business ("Wright Line"). The net assets of Wright Line are included in the accompanying Condensed Consolidated Balance Sheet under the caption "Net assets held for sale".

On October 8, 1993, the Company completed the sale of Wright Line's Datafile business ("Datafile") for approximately $6,640 cash, plus future compensation. Proceeds from this transaction were used to reduce debt.
Also during the quarter, an agreement was reached to sell the real estate at Wright Line's headquarters and manufacturing operations in Worcester, Massachusetts for $7,500. This transaction is currently scheduled to close in the second quarter of fiscal 1994. Proceeds from this transaction will be used to reduce debt.

Excluding Datafile, Wright Line's net sales were $12,507 during the three months ended November 30, 1993, compared to $10,592 recorded in the comparable period last year.

Interest expense allocated to discontinued operations for the three month periods ended November 30, 1993 and 1992 totalled $292 and $477, respectively. Interest expense is allocated to discontinued operations based on an estimate of the ultimate reduction in the Company's debt upon the sale of such operations. Income tax expense allocated to discontinued operations for the three month periods ended November 30, 1993 and 1992 was $1,172 and $261, respectively.

NOTE D - ACQUISITIONS
Effective October 1, 1993, the Company completed the acquisition of certain assets of Palmer Industries, Inc. ("Palmer") for approximately $1,534 in cash and a $350 note. Approximately $490 of the purchase price was assigned to Goodwill. Palmer, based in Alexandria, Minnesota, is a leading manufacturer of plastic and metal staples, fasteners and straps. The operating results of Palmer subsequent to October 1, 1993 are included in the Condensed Consolidated Statement of Earnings.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF CONTINUING OPERATIONS
Net earnings for the first quarter were $2,580, or $.20 per share, compared to a loss of $1,048, or $.08 per share in the prior year, which included a $4,355 charge for the cumulative effect of adopting a new accounting pronouncement for postretirement benefits. Earnings before accounting changes for the first quarter of fiscal 1994 were $2,580, or $.20 per share, compared to $3,307, or $.25 per share, for the same period last year.

Sales for the first quarter of fiscal 1994 were $91,097, down slightly from $91,721 reported in the same quarter last year. Due to poor economic conditions, results at the Company's operations in Europe and Japan were weak, with sales declines from last year of 11% and 2%, respectively. Sales in North America increased 4% over last year.

Sales increases were recorded at GB Electrical, Power-Packer, and APITECH of 15%, 8% and 100%, respectively. Due to poor economic conditions in Europe and Japan, Enerpac sales declined 7% from last year. First quarter sales at Barry Controls were lower than the comparable period last year due to reduced demand from aircraft manufacturers, as well as the sale of the helicopter product line in the second quarter of fiscal 1993.

The Company's overall gross profit margin declined from 37.8% in the first quarter of fiscal 1993 to 37.2% in the most recent quarter, reflecting an unfavorable shift in product mix.

Operating expenses for the first quarter of fiscal 1994 were approximately equal with those in the comparable period last year. Increased engineering costs related to product development and prototypes at Barry Controls and Power-Packer were offset by operating efficiencies realized as a result of fiscal 1993 restructuring of Barry Controls.

Interest expense declined from the first quarter of fiscal 1993 due to reductions in outstanding indebtedness and lower market interest rates.

Other-net operating expenses in fiscal 1993 included certain non-recurring gains.

A $4,355 net charge was recorded in the quarter ended November 30, 1992 to reflect the Company's adoption of SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions".

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $1,546 at November 30, 1993 and $939 at August 31, 1993. In order to minimize interest expense, the Company intentionally maintains low cash balances and uses available cash to reduce short-term bank borrowings.

After considering non-cash items and changes in operating assets and liabilities, the Company generated $2,979 of cash in operating activities in the first three months of fiscal 1994, compared with $(43) in the comparable prior year period. Earnings of $2,580, coupled with non-cash items of $4,014, generated $6,594 of cash in the most recent quarter. However, income tax payments partially offset this cash generation.

The Company used $3,771 of cash in investing activities in the first quarter of fiscal 1994, the majority of which was utilized for capital expenditures and the acquisition of Palmer Industries.

Debt was reduced from $117,931 at August 31, 1993 to $112,422 at November 30, 1993, primarily reflecting the application of the Datafile sale proceeds against outstanding indebtedness.

The Company's revolving credit agreements expire within the next twelve months. Accordingly, all outstanding indebtedness under such agreements has been included in "Current maturities of long-term debt" in the Condensed Consolidated Balance Sheet. The Company anticipates either extending these agreements or entering into new facilities prior to their expiration.

The Company anticipates  that funds generated  from operations and  available
under  short  and  long-term credit  facilities   will  be  adequate  to meet
anticipated requirements for the foreseeable future.


ACCOUNTING PRONOUNCEMENTS
In December 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits", which requires accrual of postemployment benefits during the years an employee provides
services.   Although  management is  in  the process  of evaluating  this new pronouncement, the adoption of it is not expected to have a significant impact on the Company's financial position or results of operations. The Company intends to adopt this new pronouncement on or prior to September 1, 1994.

PART II -  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  See Index to Exhibits on page 11.

   (b) There were no reports on Form 8-K filed during the three months ended November 30, 1993 or thereafter through the date of this report.


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   APPLIED POWER INC.
                                     (Registrant)

Date: January 13, 1994             By: /s/ David L. Harbert
                                   David L. Harbert
                                   Senior Vice President and Chief
                                   Financial Officer
                                   (Principal Financial Officer)

INDEX TO EXHIBITS


Exhibit
Number                   Description                     Page No.

  11        Computation of Earnings Per Share                12