Form 10-Q
period 1994-02-28
APPLIED POWER INC
filed 1994-04-14
CIK 6955

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-Q

Mark One
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER ENDED FEBRUARY 28, 1994

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

            YES    X          NO


Number  of outstanding  shares of  Class A  Common Stock:   13,030,566  as of
February 28, 1994.


The Exhibit Index appears on Page 12.

INDEX

APPLIED POWER INC. AND SUBSIDIARIES


                                                              Page  No.

PART I - FINANCIAL INFORMATION

Item 1- Unaudited Consolidated Financial Statements

Condensed Consolidated Statement of Earnings -
   Three and Six Months Ended
   February 28, 1994 and 1993. . . . . . . . . . . . . . . . . . .3
Condensed Consolidated Balance Sheet -
   February 28, 1994 and August 31, 1993 . . . . . . . . . . . . .4

Condensed Consolidated Statement of Cash Flows -
   Sixth Months Ended
   February 28, 1994 and 1993 . . . . . . . . . . . . . . . . . . 5

Notes to Condensed Consolidated Financial Statements. . . . . . . 6

Item 2 - Management's Discussion and Analysis of Results
of Operations and Financial Condition . . . . . . . . . . . . . . 8


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders . . .10

Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . 10

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

PART I  - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

APPLIED POWER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
                                                 Three Months Ended               Six Months Ended
                                                     February 28,                  February 28,
                                                1994            1993          1994             1993
                                               -----------------------       ------------------------
Net sales . . . . . . . . . . . . . . . . . .  $101,869        $94,873       $205,473        $197,187
Cost of products sold . . . . . . . . . . . .    64,196         59,784        129,208         123,108
                                               ---------       --------      ---------       --------
    Gross profit. . . . . . . . . . . . . . .    37,673         35,089        76,265           74,079

Operating expenses:
  Engineering . . . . . . . . . . . . . . . .     3,181          2,860         6,266             5,458
  Selling and administrative. . . . . . . . .    25,511         25,680        52,535            53,230
                                                --------       --------      --------         ---------
     Total. . . . . . . . . . . . . . . . . .    28,692         28,540        58,801            58,688

Operating profit. . . . . . . . . . . . . . .     8,981          6,549        17,464            15,391

Other expense (income):
  Interest expense. . . . . . . . . . . . . .     2,681          3,165         5,519             6,643
  Amortization of intangible assets . . . . .     1,280          1,213         2,535             2,434
  Other, net. . . . . . . . . . . . . . . . .        90            (25)          151              (934)
                                                 -------        -------      --------         ---------
Earnings before income taxes. . . . . . . . .     4,930          2,196         9,259             7,248

Income tax expense. . . . . . . . . . . . . .     1,633            433         3,034             2,198

Net earnings from continuing operations before
cumulative effect of accounting change. . . .     3,297          1,763         6,225             5,050

Cumulative effect of accounting change -
  postretirement benefits . . . . . . . . . .         -              -             -            (4,355)
                                                 -------         -------      -------          --------

Earnings from continuing operations . . . . .     3,297           1,763        6,225               695

Discontinued operations, net of taxes:
  (Earnings) loss from operations previously
  offset against reserve for estimated
  loss on disposition. . . . . . . . . . . .          -             783         (348)              803
                                                --------       ---------      -------           -------

Net earnings . . . . . . . . . . . . . . . .   $  3,297        $  2,546     $  5,877          $  1,498
                                               =========       =========    =========         =========

Net earnings (loss) per share:
   Continuing operations . . . . . . . . . .   $   0.25        $   0.13     $   0.47          $    0.39
   Cumulative effect of accounting change. .          -               -            -              (0.33)
   Discontinued operations . . . . . . . . .          -            0.06        (0.02)              0.06
                                               ---------       ---------    ---------         ----------
      Net earnings . . . . . . . . . . . . .   $   0.25         $  0.19     $   0.45          $    0.11
                                               =========       =========    =========         ==========

Weighted average shares outstanding. . . . .     13,169          13,092       13,154             13,080
                                               =========       =========    =========         ==========
Cash dividends paid per share                  $   0.03        $   0.03     $   0.06          $    0.06
                                               =========       =========    =========         ==========

             See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEET
                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                             (UNAUDITED)
                                                                                 February 28,   August 31,
                                                                                     1994           1993

ASSETS
Current Assets
    Cash and cash equivalents                                                    $     680      $   1,320
    Net accounts receivable                                                         56,414         49,463
    Net inventories                                                                 89,940         85,730
    Prepaid expenses                                                                15,631         14,743
    Net assets held for sale                                                         5,150         12,035
                                                                                ------------     ----------
       Total Current Assets                                                        167,815        163,291

Other assets                                                                         6,504          8,181
Net property, plant and equipment                                                   60,937         61,988
Intangible assets                                                                   70,711         72,457
                                                                                 -----------     ----------

Total Assets                                                                      $305,967       $305,917
                                                                                 ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
    Short-term borrowings                                                        $  21,823      $  20,401
    Trade accounts payable                                                          28,958         26,176
    Accrued compensation and benefits                                               11,335         12,551
    Income taxes payable                                                             4,994          6,500
    Other current liabilities                                                       23,562         25,454
    Current maturities of long-term debt                                            29,306         10,745
                                                                                 ----------     ----------
       Total Current Liabilities                                                   119,978        101,827

Long-term debt, less current maturities                                             64,700         86,785
Deferred income taxes                                                               16,318         17,649
Other deferred liabilities                                                          11,738         11,646

Shareholders' Equity
    Class A common stock, $0.20 par value, authorized
        40,000 shares, issued and outstanding 13,031
        and 13,005 shares, respectively                                              2,606          2,601
    Additional paid-in capital                                                      21,965         21,654
    Retained earnings                                                               65,918         60,823
    Cumulative translation adjustments                                               2,744          2,932
                                                                                -----------      ---------

         Total Shareholders' Equity                                                  93,233         88,010
                                                                                -----------      ---------

Total Liabilities and Shareholders' Equity                                        $305,967       $305,917
                                                                                ===========      =========

         See accompanying Notes to Condensed Consolidated Financial Statements

                     APPLIED POWER INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                                                        Six  Months Ended February 28,
                                                                        1994                     1993
                                                                   -----------------------------------------
Operating Activities
  Net earnings from continuing operations                             $6,225                       $ 695
  Adjustments to reconcile net earnings from continuing
   operations to net cash provided by (used in) operating
    activities:
      Depreciation and amortization                                    9,825                       9,424
      Non-cash charge - adoption SFAS 106                                  -                       4,355
      Changes in operating assets and liabilities, excluding
       effect of business acquisition:
          Net receivables                                             (7,015)                     (4,045)
          Net inventories                                             (3,892)                     (5,069)
          Prepaid expenses                                              (910)                     (1,030)
          Other assets                                                 1,603                      (1,896)
          Trade accounts payable                                       2,729                       1,082
          Income taxes payable                                        (1,555)                       (429)
          Other liabilities                                           (5,452)                     (7,186)
                                                                    ----------                   ---------
Net Cash Provided by (Used in) Operating Activities                    1,558                      (4,099)

Investing Activities
  Proceeds on sale of property, plant and equipment                      892                       1,873
  Capital expenditures                                                (6,071)                     (6,465)
  Acquisition of Palmer Industries                                    (1,534)                          -
  Other                                                                    3                         777
                                                                    ----------                  ----------
Net Cash Used in Investing Activities                                 (6,710)                     (3,815)

Financing Activities
  Net short-term borrowings                                            1,572                       5,305
  Borrowings (repayments) of long-term debt                           (3,485)                        948
  Capital stock transactions                                             316                         107
  Dividends paid on common stock                                        (782)                       (778)
                                                                     ---------                 -----------
Net Cash Provided by (Used in) Financing Activities                   (2,379)                      5,582

Effect of Exchange Rate Changes on Cash                                    6                        (450)
                                                                     ---------                 -----------

Net Cash Used in Continuing Operations                                (7,525)                     (2,782)

Discontinued Operation Activities
  Proceeds from sale of Datafile                                       6,222                            -
  Other                                                                  663                          308
                                                                     --------                   ----------
Net Cash Provided by Discontinued Operations                           6,885                          308
                                                                     --------                   ----------
Net Decrease in Cash and Cash Equivalents                               (640)                      (2,474)

Cash and Cash Equivalents at Beginning of Period                       1,320                        3,447
                                                                    ----------                   ---------

Cash and Cash Equivalents at End of Period                            $  680                      $   973
                                                                    ==========                   =========

           See accompanying Notes to Condensed Consolidated Financial Statements


                         APPLIED POWER INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

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

Operating results for the three and six months ended February 28, 1993 have been restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 109, "Accounting for Income Taxes", both effective September 1, 1992. The condensed consolidated financial statements have also been adjusted to reflect the retention of certain Wright Line operations, as described in Note B - Discontinued Operations.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist of only those of a recurring nature. Operating results for the three and six months ended February 28, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1994.

NOTE B - DISCONTINUED OPERATIONS
During the third quarter of fiscal 1992, a formal plan was authorized to offer for sale the Company's Wright Line business ("Wright Line").

On October 8, 1993, the Company completed the sale of Wright Line's Datafile business for approximately $6,222 of cash, plus future compensation. Proceeds from this transaction were used to reduce debt. Also during the first quarter of fiscal 1994, an agreement was reached to sell the real estate at Wright Line's headquarters and manufacturing operations in Worcester, Massachusetts. Estimated gross proceeds are $7,500, and would be used to reduce debt. This transaction is expected to close in fiscal 1994.

During the second quarter of fiscal 1994, the Company announced its decision to return the remainder of the Wright Line business to continuing operations. The retained business, whose sales are primarily in North America, has refocused its business strategy on technical furniture solutions for the information technology environment. The introduction of the new Local Area Network Management System in early 1993, and the benefits of restructuring in 1993 have contributed to Wright Line's improved operating performance. The retained Wright Line business' net assets and results of operations for all periods have been reclassified from discontinued operations to continuing operations in the accompanying financial statements.

The following represents the impact of the retained Wright Line operations on reported results:

                                                                       Three Months Ended                   Six Months Ended
                                                                          February 28,                      February 28,
                                                                      1994              1993              1994            1993
                 Sales
                 Sales from continuing operations excluding
                 Wright Line . . . . . . . . . . . . . . . .         $90,466         $86,407          $181,563          $178,128

                 Sales from retained Wright  Line operations .        11,403           8,466            23,910            19,059

                                                                  ----------        ---------      -----------         ----------

                 Adjusted sales from continuing operations. .       $101,869         $94,873          $205,473          $197,187
                                                                  ==========        =========      ===========        ==========

                 Earnings
                 Net income from  continuing operations  before
                 cumulative   effect  of   accounting   change,
                 excluding Wright Line. . . . . . . . . . . .         $2,872           $2,546            $5,452           $5,853

                 Net income  (loss) from  retained Wright  Line
                 operations. .  . . . . . . . . . . . . . . . .          425              (783)              773             (803)

                                                                 -----------        -----------       ------------     -----------
                 Adjusted    net   income    from    continuing
                 operations   before   cumulative   effect   of
                 accounting change  . . . . . . . . . . . . .        $ 3,297            $1,763           $6,225           $5,050
                                                                 ===========        ============       ===========     ===========
                 Earnings Per Share
                 Earnings per share from  continuing operations
                 before   cumulative   effect   of   accounting
                 change, excluding Wright Line. . . . . . . .        $  0.22          $ 0.19            $ 0.42           $  0.44

                 Earnings per  share from retained  Wright Line
                 operations. . . . . . . . . . . . . . . . . .          0.03           (0.06)             0.06            (0.06)

                 Adjusted  earnings  per share  from continuing
                 operations   before   cumulative   effect   of
                 accounting change . . . . . . . . . . . . . .       $  0.25          $ 0.13            $ 0.47           $ 0.39
                                                                  ==========      ==========          ========          ========

NOTE C - ACQUISITION
Effective October 1, 1993, the Company completed the acquisition of certain assets of Palmer Industries, Inc. ("Palmer") for approximately $1,534 in cash and a $350 note. Approximately $490 of the purchase price was assigned to goodwill. Palmer, based in Alexandria, Minnesota, is a leading manufacturer of plastic and metal staples, fasteners and straps. The operating results of Palmer subsequent to October 1, 1993 are included in the Condensed Consolidated Statement of Earnings.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS
Net earnings from continuing operations for the second quarter of 1994 were $3,297, or $.25 per share, compared to $1,763, or $.13 per share for the comparable prior year period. For the first six months of 1994, net earnings from continuing operations before cumulative effect of accounting change were $6,225, or $.47 per share, compared to $5,050, or $.39 per share for the comparable period last year. Improved current year results at Wright Line, Barry Controls and Power-Packer were key factors in increased current year earnings.

Sales for the second quarter of 1994 were $101,869, up 7.4% from $94,873 in the prior year. Sales for the first six months of 1994 were $205,473, an increase of 4.2% over the comparable prior year period. Power-Packer, APITECH, Wright Line and GB Electrical all reported sales gains in the current year. Improvement in the industrial sector at Barry Controls was offset by a decline in the aerospace market. Enerpac sales in the second quarter and first half of fiscal 1994 were 2% and 5% lower, respectively, than the prior year due to poor economic conditions in Japan and Europe.

The Company's gross profit percentage for the second quarter was unchanged from the prior year second quarter, at 37.0%. Year-to-date margins in fiscal 1994 are slightly lower than last year due to a shift in product mix.

Operating expenses for the first six months of fiscal 1994 were approximately equal to those in the comparable prior year period. The Company has increased its investment in engineering projects and prototypes in the current year, which has resulted in an approximate 15% increase in engineering expense over the comparable period last year. However, selling and administrative expenses declined during the same period as a result of cost containment programs and the benefits of restructuring steps implemented in 1993 at Barry Controls, Enerpac and Power-Packer.

Interest expense for the three and six months ended February 28, 1994, declined from comparable prior year periods due to reductions in outstanding indebtedness and lower market interest rates.

Other-net operating expenses incurred during the first six months of fiscal 1993 included certain non-recurring gains.

A $4,355 net charge was recorded in the quarter ended November 30, 1992 to reflect the Company's adoption of SFAS No.106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions".

In the second quarter of fiscal 1994, the Company announced its decision to retain the non-divested portion of the Wright Line business. Included under the caption "Discontinued Operations, net of tax" is (income)/loss generated by the retained Wright Line operations which had previously been offset against the discontinued operations reserve.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totalled $680 at February 28, 1994 and $1,320 at August 31, 1993. In order to minimize interest expense, the Company intentionally maintains low cash balances and uses available cash to reduce short-term bank borrowings.

Cash generated from (used in) operations, after considering non-cash items and changes in operating assets and liabilities, totalled $1,558 for the first six months of fiscal 1994, as opposed to $(4,099) for the comparable prior year period. Earnings from continuing operations of $6,225, coupled with non-cash items of $9,825, generated $16,050 of cash in the first half of the current fiscal year. Partially offsetting this were increases in inventory and receivables of $7,015 and $3,892, respectively, necessitated by higher sales volume and seasonal demands. Income tax payments in excess of income tax expense during the first six months also used cash during the current periods.

Cash used in investing activities totalled $6,710 for the first half of fiscal 1994, the majority of which was used for capital expenditures and the acquisition of Palmer Industries.

The Company reduced debt from $117,931 at August 31, 1993 to $115,829 at February 28, 1994.

The Company's two revolving credit agreements expire within the next twelve months. Accordingly, all outstanding indebtedness under such agreements, totalling approximately $18,560, has been included in "Current maturities of long-term debt" in the Condensed Consolidated Balance Sheet. The Company anticipates either extending these agreements or entering into new facilities prior to their expiration.

The Company's first  installment payment on its Senior Unsecured Notes is due
August 15,  1994.   This  $10,650 cash  requirement will  be  funded by  cash
generated from operations and funds available under short-term borrowings.

The Company generated $6,885 of cash from discontinued operations in the current year, of which $6,222 was received in conjunction with the sale of Datafile.

In the fourth quarter of fiscal 1993, the Company recorded a $6,700 ($.33 per share) pre-tax charge primarily related to consolidating certain manufacturing, distribution and administrative functions at its European operations and idle facility costs at Barry Controls. Approximately $2,291 of such costs had been incurred as of February 28, 1994. The majority of the remainder, $4,409, will be incurred during the balance of fiscal 1994 on severance and consolidation expenditures.

The Company anticipates that funds generated from operations and available under short and long-term credit facilities will be adequate to meet anticipated operating, restructuring, debt service and capital expenditure requirements for the foreseeable future.


ACCOUNTING PRONOUNCEMENTS
In December 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits", which requires accrual of postemployment benefits during the years an employee provides services. Although management is in the process of evaluating this new pronouncement, the adoption of it is not expected to have significant impact on the Company's financial position or results of operations. The Company intends to adopt this new pronouncement on or prior to September 1, 1994.

PART II -  OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on January 10, 1994. The only matter voted on by shareholders at the meeting was the election of directors. Each director nominee was elected. The number of shares and votes for each nominee is set forth below:

                                     Votes For             Votes Withheld
H. Richard Crowther               10,793,952 shares        54,793 shares
Jack L. Heckel                    10,793,912 shares        54,833 shares
Richard M. Jones                  10,792,630 shares        56,115 shares
Richard A. Kashnow                10,793,852 shares        54,893 shares
Richard T. Savage                 10,793,952 shares        54,793 shares
Richard G. Sim                    10,788,035 shares        60,710 shares
Raymond S. Troubh                 10,792,890 shares        55,855 shares

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a) See Index to Exhibits on page 12.

   (b) There were no reports on Form 8-K filed during the three months ended February 28, 1994 or thereafter through the date of this report.

                                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        APPLIED POWER INC.
                            (Registrant)


Date:  April 14, 1994                         By: /s/David L. Harbert
                                              David L. Harbert
                                              Senior Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer)

                             INDEX TO EXHIBITS


Exhibit
Number                     Description                  Page No.

  11         Computation of Earnings Per Share            13