Form 10-Q
period 1994-05-31
APPLIED POWER INC
filed 1994-07-15
CIK 6955

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549


                                             FORM 10-Q

   Mark One
   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                             FOR THE QUARTER ENDED MAY 31, 1994

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

   YES    X          NO

   Number of  outstanding shares of Class  A Common Stock:   13,121,591 as of
   June 30, 1994.

   The Exhibit Index appears on Page 12.

   INDEX

   APPLIED POWER INC. AND SUBSIDIARIES

   PART I - FINANCIAL INFORMATION

   Item 1   - Unaudited Condensed Consolidated Financial Statements

            Condensed Consolidated Statement of Earnings -
               Three and Nine Months Ended
               May 31, 1994 and 1993   . . . . . . . . .                    3

            Condensed Consolidated Balance Sheet -
               May 31, 1994 and August 31, 1993  . . . .                    4

            Condensed Consolidated Statement of Cash Flows -
               Ninth Months Ended
               May 31, 1994 and 1993   . . . . . . . . .                    5

            Notes to Condensed Consolidated Financial Statements            6

   Item 2   - Management's Discussion and Analysis of Results
            of Operations and Financial Condition  . . .                    8


   PART II - OTHER INFORMATION


   Item 6   - Exhibits and Reports on Form 8-K   . . . .                   10


   SIGNATURE . . . . . . . . . . . . . . . . . . . . . .                   11

     PART I - FINANCIAL INFORMATION
     ITEM 1 - FINANCIAL STATEMENTS

        APPLIED POWER INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
     (In thousands except per share amounts)
     (unaudited)
                                                                                  Three Months Ended             Nine Months Ended
                                                                                        May 31,                     May 31,

                                                                            1994           1993           1994            1993
                                                                            --------------------------   -------------------------

                  Net sales . . . . . . . . . . . . . . . . . .            $111,328       $102,453      $316,801       $299,640
                  Cost of products sold . . . . . . . . . . . .              68,796         62,914       198,004        186,022
                                                                           ---------      ---------     ---------      --------
                  Gross profit  . . . . . . . . . . . . . . .               42,532         39,539       118,797        113,618

                 Operating Expenses:
                   Engineering   . . . . . . . . . . . . . . .               3,726          2,744         9,992          8,202
                   Selling & administrative  . . . . . . . . .              26,612         26,759        79,147         79,989
                                                                           ---------      ---------     ---------      --------
                      Total  . . . . . . . . . . . . . . . . .              30,338         29,503        89,139         88,191

                 Operating profit  . . . . . . . . . . . . . .              12,194         10,036        29,658          25,427

                 Other expense (income):
                   Interest expense  . . . . . . . . . . . . .               2,959          2,948         8,478          9,591
                   Amortization of intangible assets . . . . .               1,235          1,232         3,770          3,666
                   Other, net  . . . . . . . . . . . . . . . .                  95             48           246           (886)
                                                                            ---------      ---------     ---------      --------
                 Earnings before income taxes  . . . . . . . .               7,905          5,808        17,164         13,056

                 Income tax expense  . . . . . . . . . . . . .               2,562          1,955         5,596          4,153
                                                                            ---------      ---------     ---------      --------
                 Net earnings from continuing operations before
                 cumulative effect of accounting change  . . .               5,343          3,853        11,568          8,903

                 Cumulative effect of accounting change -
                 postretirement benefits . . . . . . . . . . .                   -              -             -          (4,355)

                                                                             ---------      ---------     --------       --------
                 Earnings from continuing operations . . . . .               5,343          3,853        11,568          4,548

                 Discontinued operations, net of taxes -
                   (Earnings) loss from operations previously
                    offset against reserve for estimated loss
                    on disposition . . . . . . . . . . . . . .                   -             30          (348)            833

                                                                           ---------      ---------     ---------      --------
                 Net earnings  . . . . . . . . . . . . . . . .             $ 5,343        $ 3,883       $11,220        $ 5,381
                                                                           =========      =========     =========       =======
                 Net earnings (loss) per share:
                   Continuing operations . . . . . . . . . . .              $ 0.40         $ 0.29        $ 0.87          $ 0.68
                   Cumulative effect of accounting change  . .                   -              -             -          (0.33)
                   Discontinued operations . . . . . . . . . .                   -              -         (0.03)          0.06
                                                                            ---------      ---------     ---------      --------
                 Net earnings  . . . . . . . . . . . . . . . .              $ 0.40         $ 0.30        $ 0.85          $ 0.41
                                                                            =========      =========     =========     =========

                 Weighted average shares outstanding. . . . .                13,375         13,130        13,233       13,097
                                                                            =========      =========     =========     =========
                 Cash dividends paid per share . . . . . . . .              $ 0.03         $ 0.03        $ 0.09          $ 0.09
                                                                            =========      =========     =========     =========

                                 See accompanying Notes to Condensed Consolidated Financial Statements

                                                  APPLIED POWER INC. AND SUBSIDIARIES
                                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                              (UNAUDITED)

                                                                                       May 31,      August 31,
                                                                                        1994          1993
                                                                                ----------------------------------

             ASSETS
     Current Assets
         Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .        $   2,865    $   1,320
         Net accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .           58,887       49,463
         Net inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .           93,680       85,730
         Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,020       14,743
         Net assets held for sale  . . . . . . . . . . . . . . . . . . . . . . .                -       12,035
                                                                                          --------     --------
     Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          170,452      163,291

     Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,181        8,181
     Net property, plant and equipment . . . . . . . . . . . . . . . . . . . . .           67,134       61,988
     Goodwill and intangible assets  . . . . . . . . . . . . . . . . . . . . . .           69,625       72,457
                                                                                         --------     --------

     Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $313,392     $305,917
                                                                                         ========     ========

              LIABILITIES AND SHAREHOLDERS' EQUITY


     Current Liabilities
         Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . .         $ 15,250    $  20,401
         Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .           29,809       26,176
         Accrued compensation and benefits . . . . . . . . . . . . . . . . . . .           14,233       12,551
         Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . .            6,649        6,500
         Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .           23,505       25,454
         Current maturities of long-term debt  . . . . . . . . . . . . . . . . .           29,485       10,745
                                                                                         --------    ---------
            Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . .          118,931      101,827

     Long-term debt, less current maturities . . . . . . . . . . . . . . . . . .           64,700       86,785
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .           18,171       17,649
     Other deferred liabilities  . . . . . . . . . . . . . . . . . . . . . . . .           11,475       11,646

     Shareholders' Equity
         Class A common stock, $0.20 par value, authorized
             40,000 shares, issued and outstanding 13,088
             and 13,005 shares, respectively . . . . . . . . . . . . . . . . . .            2,617        2,601
         Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .           22,685       21,654
         Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .           70,869       60,823
         Cumulative translation adjustments  . . . . . . . . . . . . . . . . . .            3,944        2,932
                                                                                         --------     --------
            Total Shareholders' Equity   . . . . . . . . . . . . . . . . . . . .          100,115       88,010
                                                                                         --------     --------
     Total Liabilities and Shareholders' Equity  . . . . . . . . . . . . . . . .         $313,392     $305,917
                                                                                         =========    =========

     See accompanying Notes to Condensed Consolidated Financial Statements

     APPLIED POWER INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
     (IN THOUSANDS)
     (UNAUDITED)
                                                                                  Nine Months Ended May 31,
                                                                                  1994                 1993
                                                                               ----------------------------

     Operating Activities
       Net earnings from continuing operations . . . . . . . .                  $11,568                 $4,548
       Adjustments to reconcile net earnings from continuing
        operations to net cash provided by operating activities:
           Depreciation and amortization . . . . . . . . . . .                   14,733                 14,191
           Non-cash charge - adoption SFAS 106 . . . . . . . .                        -                  4,355
           Changes in operating assets and liabilities, excluding
            effect of business acquisitions:
               Net receivables . . . . . . . . . . . . . . . .                   (8,846)                (5,191)
               Net inventories . . . . . . . . . . . . . . . .                   (7,085)                (8,258)
               Prepaid expenses  . . . . . . . . . . . . . . .                     (270)                  (962)
               Other assets  . . . . . . . . . . . . . . . . .                    1,800                    111
               Trade accounts payable  . . . . . . . . . . . .                    3,504                  2,501
               Income taxes payable  . . . . . . . . . . . . .                       68                  1,130
               Other liabilities . . . . . . . . . . . . . . .                     (947)                (5,488)
                                                                                ---------               --------
     Net Cash Provided by Operating Activities . . . . . . . .                   14,525                  6,937

     Investing Activities
       Proceeds on sale of property, plant and equipment . . .                      449                  1,441
       Capital expenditures  . . . . . . . . . . . . . . . . .                   (9,068)                (7,805)

       Acquisition of Palmer Industries  . . . . . . . . . . .                   (1,534)                     -
       Acquisition of Applied Power Korea  . . . . . . . . . .                     (912)                     -
       Other investing activities  . . . . . . . . . . . . . .                       97                    775
                                                                                ---------               --------
     Net Cash Used in Investing Activities . . . . . . . . . .                  (10,968)                (5,589)

     Financing Activities
       Net short-term borrowings (repayments)  . . . . . . . .                   (4,976)                   403
       Net repayments of long-term debt  . . . . . . . . . . .                   (8,801)                (2,731)
       Net borrowings of commercial paper  . . . . . . . . . .                    4,969                      -
       Capital stock transactions  . . . . . . . . . . . . . .                    1,047                    200
       Dividends paid on common stock  . . . . . . . . . . . .                   (1,174)                (1,168)
                                                                                --------               --------
     Net Cash Used in Financing Activities . . . . . . . . . .                   (8,935)                (3,296)

     Effect of Exchange Rate Changes on Cash . . . . . . . . .                       38                   (382)
                                                                                --------               --------
     Net Cash Used in Continuing Operations .  . . . . . . . .                   (5,340)                (2,330)

     Discontinued Operation Activities
       Proceeds from sale of Datafile  . . . . . . . . . . . .                    6,222                      -
       Other . . . . . . . . . . . . . . . . . . . . . . . . .                      663                   (475)
                                                                                --------               --------
     Net Cash Provided by (Used In) Discontinued Operations  .                    6,885                   (475)
                                                                                --------               --------
     Net Increase/(Decrease) in Cash and Cash Equivalents  . .                    1,545                 (2,805)

     Cash and Cash Equivalents at Beginning of Period  . . . .                    1,320                  3,447
                                                                                --------              ---------
     Cash and Cash Equivalents at End of Period  . . . . . . .                   $2,865                  $ 642
                                                                                ========              =========

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

   Operating results for the three and nine months ended May 31, 1993 have been restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 109, "Accounting for Income Taxes", both effective September 1, 1992. The condensed consolidated financial statements have also been adjusted to reflect the retention of certain Wright Line operations, as described in Note B - Discontinued Operations.

   In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist of only those of a recurring nature. Operating results for the three and nine months ended May 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1994.

   NOTE B - DISCONTINUED OPERATIONS
   During the third quarter of fiscal 1992, a formal plan was authorized to offer for sale the Company's Wright Line business ("Wright Line").

   On October 8, 1993, the Company completed the sale of Wright Line's Datafile business for approximately $6,222 of cash, plus future compensation. Proceeds from this transaction were used to reduce debt. Also during the first quarter of fiscal 1994, an agreement was reached to sell the real estate (the "Worcester Real Estate") at Wright Line's headquarters and manufacturing operations in Worcester, Massachusetts.

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

   The contract to sell the Worcester Real Estate was terminated in the third quarter, as it was determined that the sale would not be in the best interest of the Company. The Company intends to retain the Worcester Real Estate, and accordingly, has reclassified it from Net assets held for sale to Net property, plant and equipment.

   The following represents the impact of the retained Wright Line operations on reported results:

                                                                        Three Months Ended                Nine Months Ended
                                                                                 May 31,                         May 31,
                                                                        1994            1993             1994             1993
                                                                      -----------------------            -------------------------
                 Sales
                 Sales from continuing operations excluding
                 Wright Line . . . . . . . . . . . . . . . . .         $99,776        $92,577         $281,339         $270,705

                 Sales from retained Wright Line operations .           11,552          9,876           35,462           28,935
                                                                       ---------      ---------      ---------        -------
                 Adjusted sales from continuing operations. .         $111,328       $102,453         $316,801         $299,640
                                                                       =========       =========       =========    ===========


                                                                        Three Months Ended                  Nine Months Ended
                                                                              May 31,                             May 31,
                 Earnings                                             1994              1993              1994             1993
                                                                    ----------------------------         ------------------------
                 Net income from continuing operations before
                 cumulative effect of accounting change,
                 excluding Wright Line. . . . . . . . . . . .        $4,592            $3,883            $10,044          $9,736

                 Net income (loss) from retained Wright Line
                 operations . . . . . . . . . . . . . . . . .           751               (30)             1,524           (833)
                                                                      -------           -------           --------        -------
                 Adjusted net income from continuing
                 operations before cumulative effect of
                 accounting change. . . . . . . . . . . . . .        $5,343            $3,853            $11,568          $8,903
                                                                     =======           =======           ========         ========

                 Earnings Per Share
                 Earnings per share from continuing operations
                 before cumulative effect of accounting
                 change, excluding Wright Line. . . . . . . .         $ 0.34           $ 0.30            $ 0.76           $ 0.74

                 Earnings per share from retained Wright Line
                 operations. . . . . . . . . . . . . . . . . .          0.06            (0.00)             0.12            (0.06)
                                                                        --------         --------          --------         ------
                 Adjusted earnings per share from continuing
                 operations before cumulative effect of
                 accounting change . . . . . . . . . . . . .          $ 0.40           $ 0.29            $ 0.87           $ 0.68
                                                                       ========         ========          ========         =======

   NOTE C - ACQUISITIONS
   Effective October 1, 1993, the Company completed the acquisition of certain assets of Palmer Industries, Inc. ("Palmer") for approximately $1,534 in cash and a $350 note. Approximately $490 of the purchase price was assigned to goodwill. Palmer, based in Alexandria, Minnesota, is a leading manufacturer of plastic and metal staples, fasteners and straps. The operating results of Palmer subsequent to October 1, 1993 are included in the Condensed Consolidated Statement of Earnings.

   On March 21, 1994, the Company increased its ownership interest in Applied Power Korea to 90%. Cash of $912 was used in the acquisition which generated goodwill of $572. The results of operations of this subsidiary have historically been included in the accompanying condensed consolidated financial statements.

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

   RESULTS OF OPERATIONS
   Net earnings from continuing operations before accounting change for the third quarter of 1994 were $5,343, or $.40 per share, compared to $3,853, or $.29 per share in the comparable prior year period. For the first nine months of 1994, net earnings from continuing operations before accounting change were $11,568, or $.87 per share, compared to $8,903, or $.68 per share, for the comparable period last year. The benefits of prior restructuring at Barry Controls, Wright Line and Power-Packer, coupled with significant sales gains at APITECH, Wright Line, Power-Packer and GB were primary reasons for the improved results.

   Third quarter sales of $111,328 were 8.7% higher than that recorded in the comparable prior year period. All units posted year-over-year third quarter sales gains. Sales for the first nine months of 1994 were $316,801, up 5.7% over last year.

   The Company's gross profit margins for the three and nine month periods ended May 31, 1994 were slightly lower than comparable prior year periods due to a shift in product mix.

   Consistent with its emphasis on technological advancement, the Company has increased engineering expenditures on development projects and prototypes. As a result, engineering expense has increased 22% from the first nine months of last year. The reduction in selling and administrative expenses resulted from cost containment programs and the benefits of restructuring initiatives.

   Interest expense for the nine months ended May 31, 1994 declined from the comparable prior year period due to reductions in outstanding indebtedness and lower market interest rates.

   Other - net operating expenses incurred during the first nine months of fiscal 1993 included certain non-recurring gains.

   A $4,355 net charge was recorded in the quarter ended November 30, 1992 to reflect the Company's adoption of SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions".

   In the second quarter of fiscal 1994, the Company announced its decision to return the non-divested portion of the Wright Line business to continuing operations. Included under the caption "Discontinued Operations, net of tax" in the Condensed Consolidated Statement of Earnings is (income)/loss generated by the retained Wright Line operations which had previously been charged against the discontinued operations reserve. Refer to Note B - Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for further discussion.

   LIQUIDITY AND CAPITAL RESOURCES
   Cash and cash equivalents totalled $2,865 at May 31, 1994 and $1,320 at August 31, 1993. In order to minimize interest expense, the Company intentionally maintains low cash balances and uses available cash to reduce short-term bank borrowings. Funds available under unused credit lines totalled $84,565 as of May 31, 1994.

   Cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totalled $14,525 for the nine month period ended May 31, 1994. Earnings from continuing operations of $11,568, coupled with non-cash charges of $14,733, generated $26,301 of cash during the first nine months of 1994. Increased sales volume and seasonal demands resulted in higher receivable and inventory levels which used $8,846 and $7,085 of cash, respectively.

   Cash used in investing activities totalled $10,968 for the first nine months of 1994, of which $9,068 was used for capital expenditures. Cash of $1,534 and $912 was used for the acquisitions of Palmer Industries and Applied Power Korea, respectively.

   The Company reduced debt from $117,931 at August 31, 1993 to $109,435 at May 31, 1994, its lowest level since 1989. Dividends of $1,174 were paid during the first nine months of 1994.

   The Company's two revolving credit agreements expire in the first quarter of fiscal 1995. Accordingly, all outstanding indebtedness under such agreements, totalling approximately $18,560, has been included in "Current maturities of long-term debt" in the Condensed Consolidated Balance Sheet. The Company anticipates entering into a new facility prior to the expiration of the agreements.

   The Company's first installment payment on its Senior Unsecured Notes is due August 15, 1994. This $10,650 cash requirement will be funded by operating cash flow and funds available under other credit facilities.

   The Company generated $6,885 of cash from discontinued operations in the current year, of which $6,222 was received in conjunction with the sale of Datafile.

   In the fourth quarter of fiscal 1993, the Company recorded a $6,700 ($.33 per share) pre-tax charge, primarily related to consolidating certain manufacturing, distribution and administrative functions at its European operations as well as idle facility costs at Barry Controls.

   Approximately $3,194 of such costs had been incurred as of May 31, 1994. The majority of the remaining $3,506 will be incurred during the next six months on severance and consolidation expenditures.

   The Company anticipates that funds generated from operations and available under credit facilities will be adequate to meet anticipated operating, restructuring, debt service and capital expenditure requirements for the foreseeable future.

   ACCOUNTING PRONOUNCEMENTS
   In December 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits", which requires accrual of postemployment benefits during the years an employee provides services. Management has determined that the adoption of this pronouncement will not have a material impact on the Company's financial position and results of operations.

   PART II -  OTHER INFORMATION

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) See Index to Exhibits on page 12, which is incorporated herein by reference.

      (b) There were no reports on Form 8-K filed during the three months ended May 31, 1994 or thereafter through the date of this report.

   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      APPLIED POWER INC.
                                        (Registrant)



   Date:  July 15, 1994    By: /s/ David L. Harbert
                           ------------------------
                           David L. Harbert
                           Senior Vice President and Chief
                           Financial Officer
                           (Principal Financial Officer)




   INDEX TO EXHIBITS


   Exhibit
   Number                   Description                     Page No.
   ------------------------------------------------------
     11        Computation of Earnings Per Share                13