Form 10-K
period 1994-08-31
APPLIED POWER INC
filed 1994-11-17
CIK 6955

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

[  X  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended AUGUST 31, 1994
                                      OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to _______.
                        Commission File No. 1 - 11288

                              APPLIED POWER INC.
            (Exact name of Registrant as specified in its charter)

          WISCONSIN                                      39-0168610
          ---------                                      ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                          Identification No.)

                        13000 WEST SILVER SPRING DRIVE
                           BUTLER, WISCONSIN  53007
           MAILING ADDRESS: P.O. BOX 325, MILWAUKEE, WISCONSIN 53201
                   (Address of principal executive offices)

                                (414) 781-6600
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

      CLASS A COMMON STOCK,                       NEW YORK STOCK EXCHANGE
     $.20 PAR VALUE PER SHARE                     -----------------------
     ------------------------                    (Name of each exchange on
      (Title of each class)                           which registered)


      Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. YES  X     NO  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [    ]

As of November 16, 1994, the aggregate market value of Common Stock held by non-affiliates was $306.2 million, and there were 13,226,842 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 9, 1995 are incorporated by reference into
Part III hereof.

                                    PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE COMPANY
Applied Power Inc. (the "Company"), a Wisconsin corporation incorporated in 1910, is a diversified global company engaged in the business of providing tools, equipment, systems and consumable items to a variety of end-users and original equipment manufacturers in the manufacturing, construction, transportation, natural resource, aerospace, defense and other industries.

The Company's operations are segmented into two business groups and one company:

Distributed Products Group  ("DPG")                     Products
- - -----------------------------------                     --------
        Enerpac Hydraulic high force tools, production automation components and accessories.

        GB Electrical                  Electrical contractor tools, consumable
                                       products for electrical construction,
                                       repair and remodeling

Engineered Solutions Group  ("ESG")
- - -----------------------------------

        Power-Packer                   Hydraulic actuation systems for the
                                       transportation, medical equipment and
                                       agricultural equipment markets.

        APITECH Electro-hydraulic control valves and systems for transportation and mobile equipment manufacturers.


        Barry Controls                 Standard and engineered shock,
                                       vibration and noise reduction components and systems

Wright Line                            Technical furniture solutions for
- - -----------                            offices and laboratories




Financial information by segment and geographic area, as well as information related to export sales, is included in Note O - "Segment Information" in Notes to Consolidated Financial Statements, which is included as part of Item 8 of
Part II of this report and is incorporated herein by reference.

DESCRIPTION OF BUSINESS SEGMENTS

DISTRIBUTED PRODUCTS GROUP
The Distributed Products Group, which includes Enerpac and GB Electrical, is engaged in the manufacture and distribution of tools and consumables to the construction, retail and general industrial markets. Products are generally distributed through wholesale and retail distributors. Both DPG businesses supply in excess of 4,000 SKU's each to a broad customer base. Geographic expansion offers a source of growth potential for the DPG businesses.

Enerpac
Enerpac is involved in the design, manufacture and sale, on a worldwide basis, of labor and cost saving products and systems for industrial and construction operations. The products can be grouped into three product lines: high force tools, production automation, and specially engineered or complementary systems.

Enerpac's high force tool line consists of over 4,000 products that are used extensively in general industrial and construction applications. These hydraulic products allow users to apply controlled force and motion that increase productivity and make work safer and easier to perform. Hydraulic pumps, valves, cylinders and presses, as well as more specialized tools such as pipe benders, torque wrenches and electronically-controlled lifting systems are examples of Enerpac's high force tools.

Enerpac's production automation products consist of workholding components and systems which enable a quick change of dies, molds and other equipment used in production and assembly operations. Hydraulic workholding components and systems utilized in metal-cutting machine tools hold parts in position during the machining process, and provide superior accuracy and flexibility to traditional mechanical clamping methods. Enerpac also designs and manufactures quick mold change systems that are used extensively in the injection molding industry.

In addition to its line of high force tools and production automation products, Enerpac custom engineers and assembles equipment and special modified products that are sold directly to original equipment manufacturers ("OEM's").

Enerpac has major engineering, manufacturing and warehousing operations in the United States, Netherlands, Mexico, France and Japan, with sales and service operations in a number of other countries. The manufacturing operations in the Netherlands are in the process of being consolidated into the United States, and will be completed in 1995. Products are primarily distributed through a worldwide network of over 2,500 independent distributors as well as directly to certain OEM customers. Enerpac believes its strengths include the breadth of its product line, large distribution network, long operating history, reputation and technical expertise.

GB Electrical
As a result of niche acquisitions, new product introductions, strong customer service and its expansion into new markets, GB Electrical has doubled its sales since being acquired by the Company in 1988. GB Electrical's major product groups include the following: tools and accessories used in industrial, commercial and residential construction, remodeling and maintenance; wire connectors and other wire termination devices; conduit fishing and pulling systems; conduit benders; fastening devices (including cable ties and plastic staples); digital and analog multitesters; and spring steel clips (under the "HIT" trademark).

GB's products are sold through electrical wholesale distributors and mass merchandisers. This network includes approximately 4,000 electrical wholesale accounts as well as merchandisers including Sears, Ace Hardware, Builders Square, Payless Cashways, WalMart, The Home Depot, Cotter & Co. and other major chains, which in total represent over 20,000 consumer outlets.

GB operates manufacturing facilities in Wisconsin, Minnesota and North Carolina. GB's products are distributed through its National Distribution Center located in Milwaukee, Wisconsin as well as a number of independent warehouses located throughout the United States. Although the majority of its business is generated in the United States, GB is aggressively pursuing opportunities in Canada, Mexico, Latin America and Hong Kong.

ENGINEERED SOLUTIONS GROUP
The Engineered Solutions Group, consisting of Power-Packer, APITECH and Barry Controls, focuses on developing and marketing value-added solutions for original equipment manufacturers in the transportation, construction, aerospace, defense and industrial markets. Technical sales force members from each of the ESG units often work together to develop and market ESG products in one technology solution package. These value-added technology solutions offer cost-effective systems to meet the needs of ESG s global customer base.

Power-Packer
Power-Packer custom designs hydraulic systems and components for OEM customers in the transportation, medical equipment and agricultural equipment markets. Although its principal engineering and assembly operations are based in the United States and the Netherlands, Power-Packer also markets its products throughout Europe, Japan, South Korea and North America. The majority of its products are sold direct by its technically-trained sales force.

Power-Packer has three primary product applications in the transportation industry: the cab-tilt system, the air suspension system and the convertible top actuation system. The cab-tilt system is installed on heavy-duty, cab-over-engine trucks and tilts and retracts the cab for engine inspection and maintenance. The systems are customized to meet the needs of individual truck manufacturers which include virtually all of the major manufacturers of cab-over-engine trucks in the United States and Western Europe. Power-Packer also markets its cab-tilt systems in Japan through a joint venture. Air suspension systems improve the ride characteristics of trucks, enhance driver
comfort and reduce cab maintenance costs.   Power-Packer has also developed a
leading position in supplying electrically-powered hydraulic actuator systems for convertible automobile tops. These systems, which are shipped to automotive OEMs fully assembled and tested, are presently used on many car models in Europe and the United States.

Power-Packer supplies self-contained hydraulic actuators to medical equipment manufacturers that provide portable patient lifting and positioning capability for institutional or home use. Other manually-operated products are supplied for hospital bed height adjustment. It also produces power-driven systems, in some cases combined with fully-integrated microprocessor control, to expand the multi-function capability of beds and examination tables.

APITECH
The Company formed APITECH to develop and market products that combine electronic control with hydraulic technologies to increase the controllability, safety and performance of end-user products. APITECH employs advanced electronic and software technology in its modular line of products, including electro-hydraulic control valves, microprocessor-based control circuitry, sensors and software. These products can be adapted to customers' control situations and span broad application areas without extensive redesign. The Company has a patented digital electro-hydraulic valve, marketed under the Pulsar Valve TM name, which can be directly controlled by a microprocessor to deliver performance comparable to servo valve technology at a significantly lower cost.

The Company markets APITECH products to a diversified mix of customers, primarily OEMs. The highest demand for electro-hydraulic APITECH products occurs in the off-highway mobile market, the on-highway transportation and maintenance vehicle market and the automotive market. In the off-highway market, APITECH's customers include John Deere, Hameck, F.W. McConnell, TRAK, Snorkel and Altec. In the on-highway maintenance market, major state and municipal road fleets in the United States and Canada use APITECH's salt and sand spreader control products. In the automotive market, APITECH supplies small fast valves to GM Delco that are part of the system that provides a semi-active suspension capability in certain Cadillac models. Sales to GM Delco are a significant portion of APITECH's business.

Products are sold as components or turn-key systems, depending on customer specifications and design capability, typically with long-term supply arrangements. The Company primarily sells its APITECH products through its own sales engineering team as well as through a group of full service mobile equipment distributors in North America and Europe. Sales to the road maintenance equipment market take place through a national network of truck equipment dealers in the United States and Canada. APITECH's operations are based in Butler, Wisconsin.

Barry Controls
Barry Controls was acquired by Applied Power in 1989, along with Wright Line, in conjunction with the acquisition of Barry Wright Corporation. Barry Controls is engaged in the business of custom designing, manufacturing and marketing engineered products and systems that reduce vibration, shock and structure-borne noise. Products for the commercial aerospace and defense markets include engine vibration isolators for aircraft and vibration and shock isolators for defense and aerospace applications. Industrial products represent an important part of Barry Controls' business, and include vibration isolators and noise dampening components for a variety of applications including computers, appliances, tools, industrial equipment, heavy trucks, farm and construction equipment and many other diverse applications.

Principal markets and customers served include OEMs of many types of machinery and equipment (including computers), aircraft manufacturers, commercial airlines, defense and aerospace contractors, and users of equipment requiring noise or vibration reduction. Products are distributed through its sales engineers, independent sales engineering representatives and specialized distributors. Barry Controls' products are manufactured in two locations in the United States as well as in England.

WRIGHT LINE
In the second quarter of 1994, the Company announced its decision to retain the remaining Wright Line business, which had been included in discontinued operations since the third quarter of 1992. The Company had originally intended to sell all of Wright Line in a single transaction in 1993. However, management subsequently determined that proceeds could be maximized by selling the assets in a series of separate transactions. The Company completed the sale of certain assets of Wright Line s German operation in 1993, and the Canadian, Australian, U.K. and U.S. portions of Wright Line s Datafile operations in early 1994. For further information, refer to Note B - "Discontinued Operations" in Notes to Consolidated Financial Statements.

During the past two years, Wright Line has shifted its strategy to respond to the application and storage demands posed by new and fast changing markets, including Local Area Networks (LAN s), multi-media and bio-engineering markets. Its customers require efficient and flexible work centers and equipment for professionals. In addition to these fast growing markets, Wright Line continues to provide traditional filing systems, cabinets, workstations and work surfaces used in the modern office.

Wright Line products are primarily sold through its direct sales force in the United States, in addition to a network of independent distributors and Value-Added Resellers. Its products are marketed in foreign markets through sales representatives and dealers in other countries. Products are primarily sold to commercial and governmental end users. Sales to the government, which have averaged approximately 31% of total Wright Line net sales over the past three years, are made pursuant to a contract between Wright Line and the U.S. Government s General Services Administration.

Competition
The Company competes on the basis of product design and quality, availability, performance and support and price. The Company believes that its technical skills, global presence, shared technology base, close working relationships with customers and patents bolster its competitive position.

Applied Power's businesses face competition to varying degrees in each of their markets. In general, each product line competes with a small group of different competitors. No one company competes directly with the Company
across all of its businesses.   Some competitors of the Enerpac, GB Electrical,
APITECH, and Wright Line businesses are substantially larger than the Company and have greater financial resources. The competitors of Power-Packer are limited to a few specialized firms, which are generally privately held and operate in specific geographic markets. Barry Controls and its principal competitor, a segment of Lord Corporation, are the dominant suppliers in the shock, vibration and noise isolation markets.

Research and Development
The Company maintains engineering staffs at several locations, which design new products and make improvements to existing product lines. Expenditures for research and development, which constitute a portion of the Company's engineering expense, were $7.4 million, $5.9 million and $5.6 million in fiscal years 1994, 1993 and 1992, respectively. Substantially all research, development and product improvement expenditures are Company funded.

Patents and Trademarks
The Company has been issued a number of patents that provide protection of valuable designs and processes in its APITECH, Power-Packer and Barry Controls businesses. Numerous other United States and foreign patents and trademarks are owned by the Company, although no such individual patent or trademark (or group thereof) is believed to be of sufficient importance that its termination would have a materially adverse effect on the Company's business.

Manufacturing, Materials and Suppliers
The majority of the Company's manufacturing operations include the assembly of parts and components which have been purchased by the Company from a number of suppliers. In the absence of unusual circumstances, substantially all such products are normally available from a number of local and national suppliers.

Order Backlogs and Seasonality
At August 31, 1994, the Company had $93.3 million in backlog orders, compared to approximately $79.7 million at August 31, 1993. Substantially all orders are expected to be completed prior to August 31, 1995. The Company's sales are subject to minor seasonal fluctuations, with second quarter sales traditionally being the lowest of the year.

Employee Relations
As of August 31, 1994, Applied Power employed approximately 2,700 people, none of which are subject to a collective bargaining agreement. In general, the Company enjoys good relationships with its employees.

Environmental Compliance
The Company has facilities at numerous geographic locations, which are subject to a range of environmental laws and regulations. Compliance with these laws has, and will require expenditures on a continuing basis. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company has been identified by the United States Environmental Protection Agency as a "Potentially Responsible Party" regarding six multi-party Superfund sites. Based on its investigations, the Company believes it is a de minimis participant in each case, and that any liability which may be incurred as a result of its involvement with such Superfund sites, taken together with its expenditures for environmental compliance, will not have a material adverse effect on the Company s financial position. Liabilities are recorded when environmental remediation is probable, and the costs can be reasonable estimated. Environmental remediation accruals of $567,000 and $661,000 were included in the Consolidated Balance Sheet at August 31, 1994 and 1993, respectively. For further information, refer to Note P - "Contingencies and Litigation" in Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

The following table summarizes the principal manufacturing, warehouse and office facilities owned or leased by the Company:

Location and Business          Size (sq. feet)      Owned/Leased
- - ----------------------------------------------------------------
DISTRIBUTED PRODUCTS GROUP
- - --------------------------
Enerpac
   Columbus, Wisconsin          130,000                 Leased
   Veenendaal, Netherlands       98,000                 Owned
   Troyes, France                42,000                 Leased
   Tokyo, Japan                  33,000                 Leased
   Pachuca, Mexico               24,000                 Leased

GB Electrical
   Glendale, Wisconsin          165,000                 Leased
   Matthews, North Carolina      33,000                 Owned
   Alexandria, Minnesota         26,000                 Owned

ENGINEERED SOLUTIONS GROUP
- - --------------------------
Power-Packer
   Westfield, Wisconsin          49,000                 Leased
   Oldenzaal, Netherlands        65,000                 Owned

APITECH
   Butler, Wisconsin             45,000                 Leased

Barry Controls
   Brighton, Massachusetts      227,000                 Leased
   Burbank, California          307,000                 Leased
   Hersham, England              37,000                 Leased

WRIGHT LINE
- - -----------
   Worcester, Massachusetts     210,000                 Owned


In addition to these properties, the Company utilizes a number of smaller facilities in South Korea, Spain, Italy, Canada, France, Germany, Australia, Russia, Switzerland, Singapore, India, the United Kingdom and the United States. The Company's headquarters are based in a leased facility in Butler, Wisconsin, which is also utilized by Enerpac and Power-Packer.

The Company's strategy is to lease properties when available and economically advantageous. Leases for the majority of the Company's facilities include renewal options. For additional information, see Note H - "Leases" in Notes to Consolidated Financial Statements. The Company believes its current properties are well maintained and in general, are adequately sized to house existing operations. The Company intends to construct a manufacturing and warehousing facility in South Korea within the next two years to support its expansion in that emerging market. Further, a minor addition will be made to the Wright Line facility in Worcester, Massachusetts to house a new paint line. Funding for these projects is expected to come from operating cash flow.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings which have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental and patent claims. (For further information related to environmental claims, refer to "Environmental Compliance" on page
6). The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when the loss is probable and can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a materially adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all of the executive officers of the Company as of November 16, 1994 are listed below.

Name                      Age             Position
- - ----                      ---             --------
Richard G. Sim           50               Chairman, President and Chief Executive Officer; Director

William J. Albrecht      43               Senior Vice President, Engineered Solutions Group

Robert G. Deuster        44               Senior Vice President, Distributed Products Group

Alexander D. van Eyck    53               Senior Vice President, Asian Operations

Robert C. Arzbaecher     34               Vice President, Chief Financial Officer

Douglas R. Dorszynski    42               Vice President, Tax and Treasurer

Louis E. Font            41               Vice President, Human Resources

Robert T. Foote, Jr.     53               Vice President, Business Development

Dale A. Knutson          62               Vice President, Technology

Theodore M. Lecher       43               Vice President, President GB Electrical, Inc.

Andrew G. Lampereur      31               Controller

Anthony W. Asmuth III    52               Secretary


Richard G. Sim was elected President and Chief Operating Officer on August 1, 1985, Chief Executive Officer effective September 1, 1986, and Chairman of the Board effective November 1, 1988. From January, 1982 through August 1, 1985, Mr. Sim was a General Manager in the General Electric Medical Systems Business Group. He is also a director of The Gehl Company and IPSCO Inc.

William J. Albrecht was named Senior Vice President of the Engineered Solutions Group in May, 1994. Prior to that he served as Vice President and President of Power-Packer and APITECH since January, 1991. He joined the Company in March, 1989 as General Manager of the APITECH Division in the United States. Prior to joining the Company, Mr. Albrecht was Director of National Accounts and Industrial Power Systems at Generac Corp. from 1987 to 1989 and Vice President-Sales at NP Marketing from 1985 to 1987.

Robert G. Deuster was appointed Senior Vice President of the Distributed Products Group in May, 1994. He had served as a Vice President since August, 1988, and was named President of Barry Controls in August, 1989. From March, 1987 to August, 1989, Mr. Deuster had responsibility for the APITECH business worldwide. From November, 1985, to March, 1987, he was Vice President Marketing and Sales for Enerpac in the United States. Prior to joining the Company in 1985, Mr. Deuster spent 10 years at General Electric in engineering and as Manager of Marketing in its Medical Systems Business Group.

Alexander D. van Eyck joined the Company as Senior Vice President, Asian Operations in February, 1992. In this position he has oversight and business development responsibilities for all of the Company's businesses in Japan and Korea. From 1990 until joining the Company, Mr. van Eyck had served as President and Chief Executive Officer of Concurrent Nippon Corp. in Japan. Prior to that, he was Partner, Nakamura International from 1988 to 1990, and President of Apple Computers Japan, Inc. from 1985 to 1988.

Robert C. Arzbaecher was named Vice President, Chief Financial Officer in October, 1994. He had served as Vice President, Finance of the Distributed Products Group from August, 1993 to October, 1994. He joined the Company in January, 1992 as Controller. From May, 1988 to December, 1991, Mr. Arzbaecher was employed by Grabill Aerospace Industries LTD, where he last held the position of Chief Financial Officer. Prior to 1988, Mr. Arzbaecher held various financial positions at Farley Industries Inc. and at Grant Thornton and Company, a public accounting firm.

Douglas R. Dorszynski was appointed Vice President, Tax and Treasurer in July, 1994. Mr. Dorszynski joined the Company in 1983 as Corporate Tax Manager and was subsequently appointed Director, Tax and Special Project Planning in 1985. Prior to joining the Company, Mr. Dorszynski was employed by Arthur Young & Co., a public accounting firm, from 1978 to 1983.

Louis E. Font was elected Vice President, Human Resources in October, 1994. From March, 1994 to October, 1994 Mr. Font served as Vice President, Human Resources for the Distributed Products Group. He served from May, 1992 to March, 1994 as Vice President, Human Resources for Enerpac Americas. Prior to joining the Company in 1992, Mr. Font was employed by General Electric for 12 years, holding various human resource positions.

Robert T. Foote, Jr. was appointed Vice President, Business Development on September 1, 1992. Mr. Foote was Vice President and Chief Financial Officer from August 1988 to August 1992. He was appointed a Vice President in July 1987 and has been a member of the corporate staff since 1984. Prior to that, he held various divisional managerial positions. Mr. Foote has been employed by the Company since 1971.

Dale A. Knutson has served as Vice President, Technology since May, 1987. From 1982 until May, 1987, he held the position of Vice President - Product Engineering. Mr. Knutson has been associated with the Company since 1969.

Theodore M. Lecher has served as President of GB Electrical, Inc. (Gardner Bender, Inc. prior to its acquisition by the Company in February, 1988) since September, 1986, and as a Company Vice President since August, 1988. He was Vice President-General Manager of Gardner Bender, Inc. from 1983 to 1986, and prior to that Director of Sales and Marketing since 1980. Mr. Lecher has been associated with GB Electrical, Inc. since 1977.

Andrew G. Lampereur was appointed Corporate Controller in May, 1994. He joined the Company in May, 1993 as Assistant Corporate Controller. Mr. Lampereur was employed by Terex Corporation from 1988 to May, 1993, where he held a number of financial positions, most recently Corporate Controller of its Fruehauf Trailer Corporation subsidiary. Prior to that, he was employed at Price Waterhouse, a public accounting firm, from 1985 to 1988.

Anthony W. Asmuth III is a partner in the law firm of Quarles & Brady, Milwaukee, Wisconsin, having joined that firm in 1989. Prior to joining Quarles & Brady, he was a partner with the law firm of Whyte & Hirschboeck Dudek S.C. Mr. Asmuth had previously served as Secretary of the Company from January, 1986 to January, 1993. He was re-elected Secretary in July, 1994.

Each officer is appointed by the Board of Directors and holds office until he or she resigns, dies, is removed or a different person is appointed to the office. The Board of Directors generally appoints officers at its meeting following the Annual Meeting of Shareholders.



                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol APW. At October 31, 1994, the approximate number of record shareholders of common stock was 517. The high and low sales prices of the common stock by quarter for each of the past two years are as follows:



FISCAL YEAR                 PERIOD                     HIGH                 LOW
- - -----------       --------------------------        -----------          ----------
   1994           June 1 to August 31                 $22 1/2               $19
                  March 1 to May 31                    22 5/8                16 3/8
                  December 1 to February 28            19 3/8                14 5/8
                  September 1 to November 30           18 1/4                14 1/2

   1993           June 1 to August 31                  17 1/8                15 3/8
                  March 1 to May 31                    18 1/2                16 1/8
                  December 1 to February 28            18 1/2                15
                  September 1 to November 30           16 1/4                13 5/8



Quarterly dividends of $0.03 per share were declared and paid for each of the quarters above.

ITEM 6.  SELECTED FINANCIAL DATA

(In Millions, except per share amounts)

                                                                     For the years ended August 31,
                                                 -------------------------------------------------------------------
                                                    1994          1993           1992           1991           1990
                                                 -------        -------        -------        -------        -------
Net Sales                                         $433.6         $398.7         $404.3         $400.6         $406.9
Gross Profit                                       163.5          151.0          154.9          157.1          166.0
Earnings
    Continuing Operations before
       Cumulative Effect of Accounting
       Change                                       16.9            7.1  (1)       8.5  (1)      10.8 (1)       18.7
    Cumulative Effect of Accounting Change             -           (4.4)             -              -              -
    Discontinued Operations                         (0.4)          (3.8)         (32.9)          (2.9)           0.8
                                                 -------        -------        -------        -------        -------
    Net Earnings                                    16.5           (1.1)         (24.4)           7.8           19.5
Earnings per Share
    Continuing Operations before
       Cumulative Effect of Accounting
       Change                                    $  1.27        $  0.54   (1)  $  0.65   (1)  $  0.83  (1)   $  1.41
    Cumulative Effect of Accounting Change             -          (0.33)             -              -              -
    Discontinued Operations                        (0.03)         (0.29)         (2.51)         (0.23)           .06
                                                 -------        -------        -------        -------        -------
    Net Earnings per Share                       $  1.25        $ (0.08)       $ (1.87)       $  0.60        $  1.48

Dividends per Common Share                       $  0.12        $  0.12        $  0.12        $  0.12        $  0.12

                                                                             At August 31,
                                                 -------------------------------------------------------------------
                                                    1994          1993           1992           1991           1990
                                                 -------        -------        -------        -------        -------
Total Assets                                       317.4          306.3          301.5          326.2          393.6
Long-term Obligations                               88.7           97.5          108.0          118.6          142.5
Shareholders' Equity                               107.3           88.0           96.6          116.8          115.5
Actual Shares Outstanding                           13.2           13.0           13.0           12.9           12.8





(1) Earnings from Continuing Operations before Cumulative Effect of Accounting Change for 1993, 1992 and 1991 reflect after-tax restructuring charges of $4,968 ($.38 per share), $3,114 ($.24 per share) and $3,034 ($.23 per share), respectively. In addition, 1992 includes a liquidation of LIFO inventory which had the effect of increasing earnings by $1,339 ($.10 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

APPLIED POWER INC. FINANCIAL REVIEW
(Dollars in millions, except per share amounts)

- - ------------------------------------------------------------------------------------------------------------
RESULTS OF CONTINUING OPERATIONS
- - ------------------------------------------------------------------------------------------------------------
                                                 Years Ended August 31,          Percentage of Net Sales
- - ------------------------------------------------------------------------------------------------------------
                                               1994       1993       1992      1994       1993       1992
- - ------------------------------------------------------------------------------------------------------------
 Net Sales                                      $433.6     $398.7     $404.3   100.0%     100.0%     100.0%
 Gross Profit                                    163.5      151.0      154.9    37.7       37.9       38.3
 Operating Expenses                              121.3      117.3      112.7    28.0       29.4       27.9
 Restructuring Expenses                              -        7.7        4.7       -        1.9        1.2
 Operating Earnings                               42.2       26.0       37.5     9.7        6.5        9.3
 Other Expenses                                   16.9       16.4       22.1     3.9        4.1        5.5
 Earnings Before Income Taxes                     25.3        9.6       15.4     5.8        2.4        3.8
 Income Taxes                                      8.4        2.5        6.9     1.9        0.6        1.7
 Earnings Before Accounting Change                16.9        7.1        8.5     3.9        1.8        2.1
 Cumulative Effect of Accounting Change              -        4.4          -       -        1.1          -
      Net Earnings                              $ 16.9     $  2.7     $  8.5     3.9%       0.7%       2.1%
- - ------------------------------------------------------------------------------------------------------------

The preceding table sets forth the results of continuing operations of the Company for the years ended August 31, 1994, 1993 and 1992.

The Company recorded restructuring charges and adopted new accounting pronouncements during the last three years which impact the comparability of financial information. The following table reconciles reported net earnings from continuing operations to net earnings from continuing operations excluding restructuring costs and the cumulative effect of accounting changes:

- - ------------------------------------------------------------------------------------------------------------
EARNINGS COMPARISON                                                     1994         1993         1992
- - ------------------------------------------------------------------------------------------------------------
Earnings from Continuing Operations                                     $16.9        $2.7         $8.5
Restructuring - after tax                                                             5.0          3.1
Cumulative of effect of accounting change                                             4.4
- - ------------------------------------------------------------------------------------------------------------
TOTALS                                                                  $16.9       $12.1        $11.6
- - ------------------------------------------------------------------------------------------------------------

[Graph A - see attached appendix to this report]

NET SALES
Net sales increased 9% in 1994 as all operating groups reported improvement over the prior two years. Overall sales from the Distributed Products Group (the "DPG"), which consists of Enerpac and GB Electrical, increased 4% from 1993, reflecting $1.8 million of sales from Palmer Industries (acquired in 1994), as well as growth in North America and the developing Asia Pacific and Latin American markets. DPG sales in Europe and Japan were lower than the prior year due to weak conditions in those economies in the first half of 1994.

The Engineered Solutions Group (the "ESG"), consisting of Barry Controls, APITECH and Power-Packer, posted a 10% sales gain over 1993. The majority of the improvement took place in the automotive and transportation markets in North America and Europe. Improvement also resulted from the sale of products introduced in recent years such as Power-Packer's multi-cylinder convertible top actuation systems, Barry Control's DuoPlexx and industrial products and APITECH's automotive suspension and motion control systems.

Sales of the LAN Management System ("LMS") product line, which was introduced in the second half of 1993, increased significantly in 1994 and was the main reason for Wright Line's 29% sales growth from 1993. Wright Line also introduced in 1994 it's Addendum product line, consisting of reconfigurable laboratory systems.

Total sales in 1993 were 1% lower than 1992 reflecting lower shipments from Wright Line, as well as the impact of economic downturns in Europe and Japan. European sales declined 14% from 1992 to 1993, partially offset by gains in emerging markets and North America. ESG sales from new products were partially offset by declines in cyclical markets that Barry Controls competes in, including commercial aerospace and defense.

- - ------------------------------------------------------------------------------------------------------------
GEOGRAPHIC SALES                                                  1994          1993          1992
- - ------------------------------------------------------------------------------------------------------------
North America                                                     $279.6        $259.7        $250.7
Latin America                                                       11.3          10.2           9.6
Europe                                                              99.2          87.3         101.8
Japan and Asia Pacific                                              43.5          41.5          42.2
- - ------------------------------------------------------------------------------------------------------------
TOTALS                                                            $433.6        $398.7        $404.3
- - ------------------------------------------------------------------------------------------------------------

[Graph B - see attached appendix to this report]

Acquisitions, price changes and foreign exchange rate changes have not had a significant impact on the comparability of net sales during the last three years.


GROSS PROFIT
Gross profit increased to $163.5 million in 1994, compared to $151.0 million and $154.9 million in 1993 and 1992, respectively. The improvement results from the 9% increase in sales in 1994. Accounting under SFAS 109 (see "Adoption of New Accounting Pronouncements" below) had the effect of reducing gross profit approximately $2.2 million in both 1994 and 1993, relative to 1992. The liquidation of LIFO inventories increased gross profit approximately $2.2 million in 1992. Comparative gross profit percentages, assuming the Company had adopted SFAS 109 in 1992 and had not received benefit from the LIFO liquidation, are as follows:

- - ------------------------------------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT                                               1994          1993          1992
- - ------------------------------------------------------------------------------------------------------------
Distributed Products Group                                            43.4%         45.4%         45.0%
Engineered Solutions Group                                            28.2          27.4          24.6
Wright Line                                                           43.0          36.4          41.2
- - ------------------------------------------------------------------------------------------------------------
TOTALS                                                                37.7%         37.9%         37.2%
- - ------------------------------------------------------------------------------------------------------------

Items influencing overall gross profit percentages include relative sales mix between the DPG, ESG and Wright Line and production levels. The DPG experienced erosion in its gross profit percentage in 1994 at Enerpac due to inefficiencies during the consolidation of manufacturing, higher discounts to distributors and increased shipments to OEM customers (which generate lower margins than non-OEM customers). Gross profit percentages from the ESG and Wright Line improved due to benefits from prior year restructuring (see "Restructuring Expense" below), as well as higher production levels. The ESG generates lower gross profit percentages than either Wright Line or the DPG because a much higher proportion of its sales are made to OEM customers.


- - ------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES                                                    1994         1993          1992
- - ------------------------------------------------------------------------------------------------------------
Engineering                                                           $13.5         $12.3         $10.9
Selling and Marketing                                                  72.0          68.1          67.2
Administration                                                         35.8          36.9          34.6
- - ------------------------------------------------------------------------------------------------------------
TOTALS                                                               $121.3        $117.3        $112.7
- - ------------------------------------------------------------------------------------------------------------


OPERATING EXPENSES
Engineering expense increased 24% over the last two years to $13.5 million due to new product development programs. The Company believes that its investment in technology in all businesses will continue to provide it with a competitive advantage.

Selling and marketing expenses increased from $67.2 million in 1992 to $68.1 million in 1993 and $72.0 million in 1994. The majority of the increase since 1992 relates to variable selling expenses (primarily commissions and volume rebates) as well as expenditures for geographic expansion into emerging markets. During the last few years, the Company opened sales offices in Moscow and India, and increased its presence in Mexico, Canada and Korea. Administrative expenses totalled $35.8 million, $36.9 million and $34.6 million in 1994, 1993 and 1992, respectively. The reduction during 1994 reflects the benefits of restructuring certain European operations. Both 1994 and 1993 include incremental expense over 1992 attributable to SFAS 106 (see "Adoption of New Accounting Pronouncements" below.)


RESTRUCTURING EXPENSE
The Company recorded $7.7 million of pre-tax restructuring charges ($.38 per share) in 1993, primarily related to consolidating certain manufacturing, distribution and administrative functions at Enerpac and Barry Controls operations in Europe, downsizing field sales and headquarters administrative staff at retained Wright Line operations, and idle facility costs at Barry Controls. All but $1.6 million of the restructuring costs had been incurred as of August 31, 1994, consisting of severance and consolidation expenditures. The balance of such expenditures will be incurred in the first half of 1995 when the restructuring is finalized.

During 1992, pre-tax restructuring expenses of $4.7 million ($.24 per share) were incurred for the transfer and consolidation of selected Barry Controls and European Power-Packer operations.



- - ------------------------------------------------------------------------------
OTHER EXPENSE (INCOME)                  1994          1993          1992
- - ------------------------------------------------------------------------------
Interest expense                         $11.4       $12.5           $15.3
Amortization expense                       5.1         4.9             4.6
Other - net                                0.4        (1.0)            2.2
- - ------------------------------------------------------------------------------


OTHER EXPENSE(INCOME)
The reduction in interest expense during the last three years reflects lower market interest rates and reduced debt levels. Amortization expense increased due to incremental amortization of intangible assets added during the last three years from acquisitions (see "Liquidity and Capital Resources") as well as the adoption of SFAS 109 in 1993. "Other-net" includes foreign exchange (gains)losses and miscellaneous other (income)expense. Net foreign exchange gains were realized in 1993, accounting for the majority of the change in this caption.


INCOME TAXES
The Company's effective income tax rate is largely impacted by the proportion of earnings generated inside and outside the US, as well as the utilization of foreign tax credits in the US. Tax expense in 1994 and 1993 was reduced by approximately $2.4 million as a result of accounting for income taxes pursuant to SFAS 109. The effective tax rate in 1992 was higher than the two subsequent years since SFAS 109 had not been adopted prior to 1993. Higher US earnings, the utilization of foreign tax credits, deferred tax adjustments and lower pre-tax income also had a favorable impact on the effective tax rate in 1993.


ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112") as of September 1, 1993. SFAS 112 requires the accrual of postemployment benefits during the years an employee provides service. There was no cumulative effect or current year impact of adopting this new pronouncement.

Two new accounting pronouncements were adopted as of September 1, 1992 which impact the comparability of the financial statements. Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"), requires the accrual of postretirement benefits (such as health care and life insurance) during the years an employee provides service. Previously, these costs were recognized as they were paid. The cumulative effect of adopting SFAS 106 was $4.4 million ($.33 per share) in 1993.

Although it impacted gross profit, operating profit, amortization expense and income tax expense, the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), had no material impact on net earnings or cash flows in 1993 or 1994. Certain assets and liabilities at acquired companies that previously had been carried on a net-of-tax basis under prior accounting rules, were adjusted to a gross basis. This increased depreciation and amortization expense by approximately $2.4 million in both 1994 and 1993 (relative to 1992) while reducing income tax expense by an equal amount. As a result, there was no effect on net income.


DISCONTINUED OPERATIONS
In the second quarter of 1994, the Company announced its decision to retain the remaining Wright Line business, which had been reported as a discontinued operation since 1992. The Company completed the sale of Wright Line's German operation in 1993 and Wright Line's Datafile businesses in Canada, Australia, the U.K. and the US in 1994. The net assets and results of operations for the retained Wright Line business have been reclassified from discontinued to continuing operations for all periods presented. However, the results of operations from June, 1992 to November, 1993 have remained offset against the reserve previously established for the estimated loss on disposition.

The Company had previously recorded write-downs of $31.3 million ($2.51 per share) and $5.4 million ($.41 per share) in 1992 and 1993, respectively, to reflect the estimated loss on disposition of all discontinued operations, including operating results until the date of disposition. For further information, see Note B -"Discontinued Operations" in Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES
Outstanding debt at August 31, 1994 totalled $103.5 million, a reduction of $14.4 million since the beginning of the year. End-of-year debt to total capital was approximately 45%, its lowest point since 1989. Approximately $22.5 million of cash was generated from operating activities in 1994, $12.7 million of which was used to fund capital expenditures. Dividends of $1.6 million were paid during the year. The Company utilized approximately $1.5 million of cash during 1994 to acquire certain assets of Palmer Industries. It used an additional $0.9 million to increase its ownership in Applied Power Korea from approximately 50% to 90%. Total cash generated from discontinued operations was $6.9 million, including $6.2 million from the sale of the Datafile operations. The resulting cash flow, net of the increase in cash balances, was used to reduce debt.

Primary working capital (net receivables plus net inventory less trade accounts payable) increased approximately $15 million during 1994 as a result of higher sales volume (receivables), geographic expansion (inventory) and safety stock during manufacturing consolidation. The Company believes that primary working capital will remain stable or decline in 1995 as a result of improved asset management and physical distribution consolidation programs.

The Company replaced two expiring revolving credit facilities in the fourth quarter of 1994 with a single $40 million multicurrency revolving credit agreement that expires in August, 1999. The expiring $25 million Accounts Receivable Financing Program was also replaced in the fourth quarter of 1994 with a similar new facility.

Outstanding indebtedness declined $6.9 million in 1993. The Company generated $12.7 million of cash in operating activities during the year and used $12.2 million on capital expenditures. Dividends of $1.6 million were also paid.

Total borrowings decreased $10.6 million in 1992. Cash of $29.0 million was generated from operations. Major expenditures included $9.7 million for fixed asset additions and $8.9 million for the acquisition of the remaining interests in Barry Controls' German business and Enerpac's Mexican operation. Dividends totalling $1.6 million were also paid.

In order to minimize interest expense, the Company intentionally maintains low cash balances and uses available cash to reduce short-term bank borrowings. Funds available under unused credit lines totalled $45.8 million as of August 31, 1994. The Company believes that such availability, plus funds generated from operations will be adequate to fund operating activities, including modestly higher capital expenditures, for the foreseeable future. The Company will be in a position to meet future scheduled debt maturities.

[Graph C - see attached appendix to this report]

INFLATION
No meaningful measures of inflation are available because the Company has a significant number of small operations which operate in countries with diverse rates of inflation and currency rate movements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly financial data for 1994 and 1993 is as follows:
(In millions, except per share amounts)

                                                                                 1994
                                                   ------------------------------------------------------------------
                                                     FIRST              SECOND             THIRD             FOURTH
                                                   ----------         ----------         ----------        ----------
 Continuing Operations
     Net Sales                                     $    103.6         $    101.9         $    111.3        $    116.8
     Gross Profit                                        38.6               37.7               42.5              44.7
     Earnings                                             2.9                3.3                5.4               5.3
 Discontinued Operations                                 (0.3)                 -                  -                 -
                                                   ----------         ----------         ----------        ----------
 Net Income                                               2.6                3.3                5.4               5.3
                                                   ==========         ==========         ==========        ==========

 Earnings (Loss) per Share
     Continuing Operations                         $     0.22         $     0.25         $     0.40        $     0.40
     Discontinued Operations                            (0.03)                 -                  -                 -
                                                   ----------         ----------         ----------        ----------
     Total                                         $     0.20         $     0.25         $     0.40        $     0.40
                                                   ==========         ==========         ==========        ==========

                                                                                  1993
                                                   ------------------------------------------------------------------
                                                     FIRST              SECOND             THIRD             FOURTH
                                                   ----------         ----------         ----------        ----------
 Continuing Operations
     Net Sales                                     $    102.3         $     94.9         $    102.4        $     99.1
     Gross Profit                                        39.0               35.1               39.5              37.4
     Earnings (Loss) Before Cumulative
          Effect of Accounting Change                     3.3                1.8                3.8              (1.8)
     Cumulative Effect of Accounting Change              (4.4)                 -                  -                 -
 Discontinued Operations                                    -                0.8                  -              (4.6)
                                                   ----------         ----------         ----------        ----------
 Net Income (Loss)                                       (1.1)               2.6                3.8              (6.4)
                                                   ==========         ==========         ==========        ==========

 Earnings (Loss) per Share
     Continuing Operations                         $     0.25         $     0.13         $     0.30        $    (0.14)
     Cumulative Effect of Accounting Change             (0.33)                 -                  -                 -
     Discontinued Operations                                -               0.06                  -             (0.35)
                                                   ----------         ----------         ----------        ----------
     Total                                         $    (0.08)        $     0.19         $     0.30        $    (0.49)
                                                   ==========         ==========         ==========        ==========




The Consolidated Financial Statements are included on pages 22 to 37 and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the "Election of Directors" and "Other Information -- Compliance with Section 16(a) of the Exchange Act" sections of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on January 9, 1995 (the "1995 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the "Board Meetings, Committees and Director Compensation" and "Executive Compensation" sections of the 1995 Annual Meeting Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the "Certain Beneficial Owners" and "Election of Directors" sections of the 1995 Annual Meeting Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         1.     Financial Statements

                See "Index to Financial Statements and Financial Statement Schedules" on page 20 which is incorporated herein by reference.

         2.     Financial Statement Schedules

                See "Index to Financial Statements and Financial Statement Schedules" on page 20 and the Financial Statement Schedules on pages 38 to 42, all of which is incorporated herein by reference.

         3.     Exhibits

                See "Index to Exhibits" on page 45 which is incorporated herein by reference.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed in the fourth quarter or through the date of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                        Page
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                              ----

Independent Auditors' Report                                            21

Consolidated Statement of Earnings
        For the years ended August 31, 1994, 1993 and 1992              22

Consolidated Balance Sheet
        As of August 31, 1994 and 1993                                  23

Consolidated Statement of Shareholders' Equity
        For the years ended August 31, 1994, 1993 and 1992              24

Consolidated Statement of Cash Flows
        For the years ended August 31, 1994, 1993 and 1992              25

Notes to Consolidated Financial  Statements                          26-37

INDEX TO FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report                                            21

Schedule II - Amounts Receivable from Related Parties                   38

Schedule VII - Guarantees of Securities of Other Issuers                39

Schedule VIII - Valuation and Qualifying Accounts                       40

Schedule IX - Short-term Borrowings                                     41

Schedule X - Supplementary Income Statement Data                        42

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

Independent Auditors' Report


To the Shareholders and Directors of Applied Power Inc.:

We have audited the accompanying consolidated balance sheets of Applied Power Inc. and subsidiaries as of August 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1994. Our audits also included the consolidated financial statement schedules listed in the Index at
Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evalutaing the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applied Power Inc. and subsidiaries at August 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note M to the consolidated financial statements, effective September 1, 1992 the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.



DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
September 30, 1994

                               APPLIED POWER INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                Years ended August 31,
                                                               ---------------------------------------------------------
                                                                    1994                  1993                  1992
                                                               -------------         -------------         -------------
 Net Sales                                                     $     433,644         $     398,727         $     404,286
      Cost of products sold                                          270,120               247,741               249,428
                                                               -------------         -------------         -------------
 Gross Profit                                                        163,524               150,986               154,858
      Engineering, selling and administrative expenses               121,315               117,295               112,681
      Restructuring expenses                                                                 7,721                 4,706
                                                               -------------         -------------         -------------
 Operating Earnings from Continuing Operations                        42,209                25,970                37,471
 Other Expense (Income)
      Interest expense                                                11,362                12,469                15,332
      Amortization of intangible assets                                5,092                 4,914                 4,606
      Other - net                                                        457                (1,003)                2,144
                                                               -------------         -------------         -------------
 Earnings from Continuing Operations Before
      Income Tax Expense                                              25,298                 9,590                15,389
 Income Tax Expense                                                    8,402                 2,504                 6,936
                                                               -------------         -------------         -------------
 Earnings from Continuing Operations Before Cumulative
      Effect of Accounting Change                                     16,896                 7,086                 8,453
 Cumulative Effect of Accounting Change -
       Postretirement Benefits
                                                                                            (4,335)
                                                               -------------         -------------         -------------
 Earnings from Continuing Operations                                  16,896                 2,731                 8,453
 Discontinued Operations, net of income taxes
      Loss (Income) from operations previously
         offset against reserve for estimated
         on disposition                                                 (348)                1,618                   241
      Loss from discontinued operations                                                                           (1,792)
      Provision for loss on disposition                                                     (5,400)              (31,307)
                                                               -------------         -------------         -------------
 Loss from Discontinued Operations                                      (348)               (3,782)              (32,858)
                                                               -------------         -------------         -------------
 Net Earnings (Loss)                                           $      16,548         $      (1,051)        $     (24,405)
                                                               =============         =============         =============

 Earnings (Loss) Per Share
      Continuing Operations                                    $        1.27          $       0.54         $        0.65
      Cumulative Effect of Accounting Change                                                 (0.33)
      Discontinued Operations                                          (0.03)                (0.29)                (2.51)
                                                               -------------         -------------         -------------
 Net Earnings (Loss) Per Share                                 $        1.25         $       (0.08)        $       (1.87)
                                                               =============         =============         =============
 Weighted Average Shares Outstanding (In Thousands)                   13,289                13,099                13,081


       The accompanying notes are an integral part of these financial statements

                              APPLIED POWER INC.
                          CONSOLIDATED BALANCE SHEET
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                                         August 31,
                                                                                                  1994              1993
                                                                                               ------------       ------------
 ASSETS
 Current Assets
     Cash and cash equivalents                                                                  $     1,907        $     1,320
     Accounts receivable, less allowances of $3,131 and $3,053, respectively                         64,259             49,463
     Inventories                                                                                     94,949             85,730
     Prepaid expenses                                                                                13,694             15,143
     Net assets held for sale                                                                                           12,035
                                                                                                -----------        -----------
 Total Current Assets                                                                               174,809            163,691

 Other Assets                                                                                         6,390              8,181
 Goodwill, net of accumulated amortization of $9,404 and $7,625, respectively                        56,708             57,645
 Other Intangibles, net of accumulated amortization of $17,141 and $13,828, respectively             11,750             14,812
 Property, Plant and Equipment
     Property                                                                                         1,643              1,182
     Plant                                                                                           27,724             21,122
     Machinery and equipment                                                                        109,425            100,732
                                                                                                -----------        -----------
                                                                                                    138,792            123,036
     Less:  Accumulated depreciation                                                                (71,047)           (61,048)
                                                                                                -----------        -----------
 Net Property, Plant and Equipment                                                                   67,745             61,988
                                                                                                -----------        -----------
 Total Assets                                                                                   $   317,402        $   306,317
                                                                                                ===========        ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
     Short-term borrowings                                                                      $    14,707        $    20,401
     Trade accounts payable                                                                          35,219             26,176
     Accrued compensation and benefits                                                               16,335             13,177
     Income taxes payable                                                                             8,190              6,500
     Current maturities of long-term debt                                                            10,792             10,745
     Other current liabilities                                                                       16,722             24,994
                                                                                                -----------        -----------
 Total Current Liabilities                                                                          101,965            101,993
 Long-term Debt, less current portion                                                                77,956             86,785
 Deferred Income Tax                                                                                 16,768             17,649
 Other Deferred Liabilities                                                                          13,402             11,880
 Shareholders' Equity
     Class A Common stock, $.20 par value, authorized 40,000,000 shares, issued and
        outstanding 13,152,454 and 13,005,116 shares, respectively                                    2,630              2,601
     Additional paid-in capital                                                                      23,648             21,654
     Retained earnings                                                                               75,802             60,823
     Cumulative translation adjustments                                                               5,231              2,932
                                                                                                -----------        -----------
 Total Shareholders' Equity                                                                         107,311             88,010
                                                                                                -----------        -----------
 Total Liabilities and Shareholders' Equity                                                     $   317,402        $   306,317
                                                                                                ===========        ===========


   The accompanying notes are an integral part of these financial statements

                               APPLIED POWER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                 Years Ended August 31, 1994, 1993 and 1992
                                                  ---------------------------------------------------------------------------
                                                      Capital Stock
                                                  ----------------------        Additional                      Cumulative
                                                    Class A       Class B        Paid-in        Retained        Translation
                                                    Common        Common         Capital        Earnings        Adjustments
                                                  ----------    ----------      ----------      ----------       ----------
  Balances at September 1, 1991                    $  2,115      $   467       $  20,766       $  89,390        $   4,457
      Net loss for the year                                                                      (24,405)
      Cash dividends declared - $0.12 per share                                                   (1,553)
      Class A common stock contributed to ESOP            4                          295
      Conversion of Class B to Class A stock            467         (467)
      Exercise of stock options                           6                          113
      Other                                                                          126
      Remove cumulative translation adjustments
         relating to discontinued operations                                                                       (1,115)
      Currency translation adjustments                                                                              6,312
                                                   --------      -------       ---------       ---------        ---------
  Balances at August 31, 1992                         2,592            0          21,300          63,432            9,654
      Net loss for the year                                                                       (1,051)
      Cash dividends declared - $0.12 per share                                                   (1,558)

      Exercise of stock options                           9                          354
      Currency translation adjustments                                                                             (6,722)
                                                   --------      -------       ---------       ---------        ---------
  Balances at August 31, 1993                         2,601            0          21,654          60,823            2,932
      Net earnings for the year                                                                   16,548
      Cash dividends declared - $0.12 per share                                                   (1,569)
      Exercise of stock options                          29                        1,850
      Other                                                                          144
      Currency translation adjustments                                                                              2,299
                                                   --------      -------       ---------       ---------        ---------
  Balances at August 31, 1994                      $  2,630      $     0       $  23,648       $  75,802        $   5,231
                                                   ========      =======       =========       =========        =========




   The accompanying notes are an integral part of these financial statements

                              APPLIED POWER INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                        Years ended August 31,
                                                                          --------------------------------------------------
                                                                             1994                1993                1992
                                                                          -----------         -----------        -----------
 Earnings from Continuing Operations                                      $    16,896         $     2,731        $     8,453
 Adjustments to reconcile earnings from continuing
    operations to net cash provided by operating activities:
      Depreciation and amortization                                            19,406              19,767             17,755
      Other non-cash charges, principally restructuring and
         adoption of SFAS 106                                                                       8,710              4,730
      Provision for deferred taxes                                               (789)             (6,425)               455
      Changes in operating assets and liabilities, excluding
         the effects of business acquisitions and disposals:
              Accounts receivable                                             (12,855)             (2,073)             1,231
              Inventories                                                      (7,182)             (9,515)             8,014
              Prepaid expenses and other assets                                 3,156               2,167             (1,328)
              Trade accounts payable                                            8,509                 694             (3,144)
              Other liabilities                                                (6,125)             (4,312)            (3,538)
              Income taxes payable                                              1,462                 973             (3,652)
                                                                          -----------         -----------        -----------
 Net Cash Provided by Operating Activities                                     22,478              12,717             28,976

 Investing Activities
      Proceeds on the sale of property, plant and equipment                     1,342               2,073                920
      Additions to property, plant and equipment                              (12,707)            (12,217)            (9,686)
      Cash used to purchase subsidiaries                                       (2,446)                                (8,922)
      Other                                                                       142                627               1,008
                                                                          -----------         -----------        -----------
 Net Cash Used in Investing Activities                                        (13,669)            (9,517)            (16,680)

 Financing Activities
      Proceeds from issuance of long-term debt                                 13,959               3,484             27,463
      Principal payments on long-term debt                                    (33,755)            (12,528)           (12,517)
      Net borrowings (repayments) on short-term credit facilities              (5,700)              4,926               (879)
      Net commercial paper borrowings (repayments)                              9,947                                (28,528)
      Dividends paid on common stock                                           (1,569)             (1,558)            (1,533)
      Capital stock transactions and other                                      1,879                 754                119
                                                                          -----------         -----------        -----------
 Net Cash Used in Financing Activities                                        (15,239)             (4,922)           (15,895)
 Effect of Exchange Rate Changes on Cash                                          132                (436)               590
                                                                          -----------         -----------        -----------
 Net Cash Used in Continuing Operations                                        (6,298)             (2,158)            (3,009)
 Discontinued Operations Activities
      Proceeds from sale of Datafile                                            6,222
      Other                                                                       663                  31              2,852
                                                                          -----------         -----------        -----------
 Net Cash Provided by Discontinued Operations                                   6,885                  31              2,852
                                                                          -----------         -----------        -----------
 Net Increase (Decrease) in Cash and Cash Equivalents                             587              (2,127)              (157)

 Cash and Cash Equivalents - Beginning of Year                                  1,320               3,447              3,604
                                                                          -----------         -----------        -----------
 Cash and Cash Equivalents - End of Year                                  $     1,907         $     1,320        $     3,447
                                                                          ===========         ===========        ===========

   The accompanying notes are an integral part of these financial statements

                              APPLIED POWER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Thousands, except per share amounts)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The consolidated financial statements include the accounts of Applied Power Inc. and its majority-owned subsidiaries ("Applied Power" or the "Company"). All significant intercompany balances, transactions and profits have been eliminated.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated over the estimated useful lives of the assets under the straight-line method for financial reporting purposes and both straight-line and accelerated methods for tax purposes. Expenditures for maintenance and repairs not expected to extend the useful life of an asset beyond its normal useful life are expensed.

Intangible Assets: Goodwill is amortized on a straight-line basis over forty years. The Company periodically evaluates the carrying value of goodwill by calculating the present value of anticipated future cash flows. Other intangible assets, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from five to seventeen years.

Revenue Recognition: Revenues and costs of products sold are recognized as the related products are shipped.

Research and Development Costs: Research and development costs are generally expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totalled approximately $7,446, $5,878 and $5,594 in 1994, 1993 and 1992, respectively.

Income Taxes: Prior to 1993, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11. Effective September 1, 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". For further information, see Note N - "Income Taxes".

Earnings per Share: Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the year. The dilutive effect of common stock equivalents is calculated using the treasury stock method.

Foreign Currency Translation: Foreign currency translation adjustments are generally excluded from the Consolidated Statement of Earnings and are included in Cumulative Translation Adjustments in the Consolidated Balance Sheet. Gains and losses resulting from foreign currency transactions are included in Other Expense (Income) in the Consolidated Statement of Earnings.

Financial Instruments: The Company utilizes interest rate swap agreements to manage interest rate exposure. The differential to be paid or received is recorded as interest rates change. For further information, see Note G-"Long-term Debt". The Company also utilizes, in limited circumstances, foreign currency forward contracts. Gains and losses resulting from these instruments are recognized in the same period as the underlying transaction. The Company was not a party to any foreign currency contracts at August 31, 1994. Other than foreign currency forward contracts and interest rate swap agreements, the Company does not utilize or trade derivative financial instruments.

Reclassifications: Certain amounts shown for 1993 and 1992 have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncement: The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits", which requires the accrual of postemployment benefits during the years an employee provides service. The adoption of this pronouncement in 1994 did not have a material impact on the Company's financial position and results of operations, because the Company has historically accounted for postemployment benefits consistent with SFAS No. 112 guidelines.


NOTE B - DISCONTINUED OPERATIONS
In the second quarter of 1994, the Company announced its decision to retain the remaining Wright Line business, which had been included in discontinued operations since the third quarter of 1992. The retained business has refocussed its business strategy on technical furniture solutions for offices and laboratories.

The Company had originally intended to sell all of Wright Line in a single transaction in 1993. However, management subsequently determined that proceeds could be maximized by selling the assets in a series of separate transactions. The Company completed the sale of certain assets of Wright Line's German operation to an existing distributor in exchange for the assumption of certain liabilities. In early 1994, Wright Line's Datafile businesses in Canada, Australia, the UK and the US were sold, generating proceeds of $6.2 million. A short time later, Wright Line sold its Tapeseal product line to a third party for future compensation.

Wright Line's owned manufacturing and office facility in Worcester, Massachusetts (the "Worcester Facility") was placed for sale in 1993. The Company had intended to sell the Worcester Facility and relocate the downsized US Wright Line business to a smaller leased facility, thereby making it more attractive to potential buyers. An agreement was reached in the first quarter of 1994 to sell the Worcester Facility for approximately $7.5 million. The agreement was subsequently cancelled, and the Company decided to retain the Worcester Facility due to Wright Line's improved performance and growth prospects. As a result, the Worcester Facility was reclassified from Net Assets Held for Sale to Property, Plant and Equipment in the Consolidated Balance Sheet.

The operating results from the retained Wright Line operations have been reclassified from discontinued operations to continuing operations for all periods presented. However, the results of the retained operations for the period June, 1992 through November, 1993 have remained offset against the reserve previously established for operating losses until disposition. The Company had previously recorded provisions of $31.3 million ($2.51 per share) and $5.4 million ($.41 per share) in 1992 and 1993, respectively, to accrue for the estimated loss on the sale of Wright Line and a small French subsidiary, the sale of a previously vacated Wright Line building (completed in 1992), estimated operating losses prior to disposition, and estimated disposition costs. Substantially all of the provisions for loss on disposition of discontinued operations recorded in 1992 and 1993 were utilized for the operations, product lines and assets sold since 1992. The net assets of the retained operations were returned to the appropriate balance sheet captions based on their historical cost. After reviewing the value of such assets, the Company determined that no impairment had taken place.

The following is a summary of selected financial data for the retained operations during the periods they were included in discontinued operations:

- - ----------------------------------------------------------------------------
                                                        1993         1992
- - ----------------------------------------------------------------------------
Total Assets (at August 31)                           $23,314       $22,296
Total Liabilities (at August 31)                       16,439        17,146
Net Sales                                              38,239        46,291
Operating Earnings(Loss)                               (2,372)        2,348
- - ----------------------------------------------------------------------------

NOTE C - ACQUISITIONS
The Company completed the acquisition of certain assets of Palmer Industries, Inc. ("Palmer") on October 1, 1993 for approximately $1,534 in cash and a $350 note. Approximately $490 of the purchase price was assigned to Goodwill. Palmer, based in Alexandria, Minnesota, is a leading manufacturer of plastic and metal staples, fasteners and straps. The operating results of Palmer subsequent to October 1, 1993 are included in the Consolidated Statement of Earnings.

On March 21, 1994, the Company increased its ownership interest in Applied Power Korea from approximately 50% to 90%. Cash of $912 was used in the acquisition which resulted in Goodwill of $572. The operating results of this subsidiary have historically been included in the Consolidated Statement of Earnings.

During the second quarter of fiscal 1992, the Company completed the acquisitions of the remaining interests of two jointly-owned companies. In December, 1991, the remaining 51% interest in Barry Controls GmbH was acquired for $4,247 in cash. Approximately $4,022 of the purchase price was assigned to Goodwill. The operating results of this subsidiary, which historically had been accounted for under the equity method, are included in the Consolidated Statement of Earnings subsequent to December 1, 1991. The Company purchased the remaining 49% interest in Applied Power Mexico S.A. for $4,675 in cash in February, 1992. Approximately $3,140 of the purchase price was assigned to Goodwill. The operating results of this subsidiary have historically been included in the Consolidated Statement of Earnings.

All acquisitions were accounted for using the purchase method.


NOTE D - ACCOUNTS RECEIVABLE FINANCING
As a part of its overall financing strategy, the Company sells to a financial institution undivided participation interests in designated pools of accounts receivable, with limited recourse, in an amount not to exceed $30,000 at any one time. Participation interests in new receivables may be sold as collections reduce previously sold participation interests. The sold accounts receivable are reflected as a reduction of receivables in the Consolidated Balance Sheet. The Company retains collection and administrative responsibilities on the participation interests sold as agent for the purchaser.

At both August 31, 1994 and 1993, accounts receivable were reduced by $25,000, representing receivable interests sold under this program. The current accounts receivable financing agreement expires in August, 1997.


NOTE E - NET INVENTORIES
Inventory cost is determined using the last-in, first-out ("LIFO") method for substantially all inventory in the United States (approximately 59% and 62% of total inventories in 1994 and 1993, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method was not used, inventory balances would be higher than the amounts in the Consolidated Balance Sheet by approximately $9,748 and $10,458 at August 31, 1994 and 1993, respectively.

During the year ended August 31, 1992, certain LIFO inventory quantities were reduced, which resulted in a liquidation of LIFO inventory carried at lower costs prevailing in prior years as opposed to the cost of current year purchases. The effect was to increase earnings from continuing operations by $1,339 or $0.10 per share in 1992.

It is not practical to segregate the amounts of raw materials, work-in-process or finished goods at the respective balance sheet dates, since the segregation is possible only as the result of physical inventories which are taken at dates different from the balance sheet dates. The accounting systems at many of the Company's operating units have not been designed to capture this segregation due to the very short production cycle of their products and the minimal amount of work-in-process.

NOTE F - SHORT-TERM BORROWINGS
The Company had borrowings under unsecured lines of credit with banks aggregating approximately $14,707 and $20,401 at August 31, 1994 and 1993, respectively. Interest rates vary depending on the currency being borrowed. The weighted average interest rate on the short-term borrowings was 7.79% at August 31, 1994. The amount of unused available borrowings under such lines of credit was approximately $29,716 at August 31, 1994.


NOTE G - LONG-TERM DEBT

- - ----------------------------------------------------------------------------------------
                                                                        August 31,
- - ----------------------------------------------------------------------------------------
                                                                     1994        1993
- - ----------------------------------------------------------------------------------------
Borrowings under:
  9.92% Senior Unsecured Notes due in installments to 2000          $64,492     $75,000
  Multi-currency revolving credit agreement                          13,959      22,435
  Commercial paper                                                    9,947
  Other notes                                                           350          95
- - ----------------------------------------------------------------------------------------
Total long-term debt                                                 88,748      97,530
  Less current maturities                                           (10,792)    (10,745)
- - ----------------------------------------------------------------------------------------
Long-term Debt, less current portion                                $77,956     $86,785
- - ----------------------------------------------------------------------------------------

Senior Unsecured Notes: The Senior Unsecured Notes bear interest at 9.92% and are repayable in annual installments of $10,650 through August 15, 1999. Amounts outstanding thereafter are due on August 15, 2000. Interest is payable semi-annually. In the event the Company refinances the Senior Unsecured Notes prior to their scheduled maturity, it would be obligated to pay a "make-whole" amount in addition to the accrued interest and then-outstanding principal. Assuming the Company retired the Senior Unsecured Notes as of August 31, 1994, the make-whole amount would have been approximately $5,419.

As part of its interest rate management program, the Company periodically enters into interest rate swaps with respect to portions of the Senior Unsecured Notes. As of August 31, 1994, the Company was a participant in three swap agreements on $50,000 of the Senior Unsecured Notes which convert the interest from a fixed rate to a floating rate of LIBOR plus approximately 5.5%. Short-term LIBOR was 5.25% at August 31, 1994. These agreements mature in August, 1996. Counterparties to these swap agreements are major financial institutions. The Company believes the risk of incurring losses related to credit risk is remote.

Revolving Credit Agreements: The Company replaced two expiring revolving credit agreements in the fourth quarter of 1994 with a $40,000 multi-currency revolving credit facility (the "Multicurrency Agreement"), expiring August, 1999. Pursuant to the agreement, the loans may be denominated in various currencies at the Company's option. Borrowings under this agreement bear interest at a rate equal to IBOR plus .5%. A commitment fee, computed at a rate of .25 of 1% annually, is payable quarterly on the average unused credit line. The unused credit line at August 31, 1994 was $16,094. Commercial paper outstanding at August 31, 1994 totalled $9,947 net of discount, and carried an interest rate of 4.73%. The Company has the ability and intent to maintain these obligations, classified as long term, for more than one year. Amounts outstanding as commercial paper reduce the amount available for borrowing under the Multicurrency Agreement.

Debt Covenants: The Company's debt agreements contain customary restrictions concerning investments, liens on assets, sales of assets, dividend payments, maximum levels of debt and minimum levels of shareholders' equity. In addition, the agreements require the Company to maintain certain financial ratios. As of August 31, 1994, the Company was in compliance with all debt covenants. Under the most restrictive covenant, approximately $12,182 of retained earnings was available for the payment of future dividends on common stock as of August 31, 1994.

Fair Values: With the exception of the Senior Unsecured Notes, the fair value of the Company's short-term borrowings and long-term debt approximated book value as of August 31, 1994. Due to the reduction in market interest rates since the issuance of the Senior Unsecured Notes in 1990, the fair value of such notes at August 31, 1994 was approximately $66,512. The fair value of debt instruments is calculated by discounting the cash flow of such obligations using the market interest rates for similar instruments at August 31, 1994. The fair value of the Company's interest rate swap agreements at August 31, 1994 was $(1,780).

Aggregate Maturities: Aggregate maturities of long-term debt outstanding at August 31, 1994, were as follows: $10,792 in 1995; $10,837 in 1996; $10,725 in
1997; $10,731 in 1998; $34,563 in 1999; and $11,100 thereafter.

The Company paid $10,695, $11,894 and $14,176 of interest in 1994, 1993 and 1992, respectively.


NOTE H - LEASES
The Company leases certain facilities, equipment and vehicles under various lease agreements over periods of one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions which enable the Company to renew leases based upon the fair values on the date of expiration of the initial lease.

Future obligations on non-cancelable operating leases in effect at August 31, 1994 were: 1995 - $10,274; 1996 -$7,540; 1997 - $5,293; 1998 - $4,065; 1999
- - -$3,197; thereafter - $17,739.

Total rental expense under operating leases was $11,379, $12,250, and $10,447 in 1994, 1993 and 1992, respectively.


NOTE I - SHAREHOLDERS' EQUITY
In May, 1988, the Board of Directors authorized the permanent right of conversion of the Company's Class B common shares to the Company's Class A common shares on a one-for-one basis. During 1992, all outstanding Class B common shares were converted to Class A shares.

At August 31, 1994, 2,381,971 shares of Class A common stock were reserved for issuance under the Company's stock option plans.


NOTE J - INCENTIVE STOCK OPTION PLANS
Employee Plans: The Company has three stock option plans for employees - the 1985, 1987 and 1990 Plans. No further options may be granted under the 1985 or 1987 Plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans.

Options may be granted under the 1990 Plan to officers and key employees. Options granted to date have a maximum term of ten years and an exercise price equal to 100% of the fair market value of a share of the Company's common stock at the date of grant. Options vest 50% after 2 years and 100% after 5 years.

A total of 3,050,000 shares may be issued under all three stock option plans (equal to 950,000 shares authorized under the 1985 Plan, 1,200,000 shares under the 1987 Plan and 900,000 shares under the 1990 Plan). Any available unissued shares under the 1985 and 1987 Plans at the date of adoption of the 1990 Plan became available for issuance under the 1990 Plan.

A combined summary of changes in options under the three plans (all of which are nonqualified stock options at August 31, 1994) is as follows:

- - ----------------------------------------------------------------------------------------
                                                      Number of             Price
                                                       Shares               Range
- - ----------------------------------------------------------------------------------------
Outstanding at September 1, 1991                     1,250,307         $2.21   -  $26.75
   Granted                                             303,850         12.75   -   18.00
   Granted under reload provision                       13,001         12.75   -   18.00
   Exercised                                           (49,607)         2.21   -   14.38
   Cancelled                                           (43,650)         8.50   -   24.88
- - ----------------------------------------------------------------------------------------
Outstanding at August 31, 1992                       1,473,901         $2.21   -  $26.75
   Granted                                             314,125         15.13   -   16.88
   Granted under reload provision                        6,259         15.13
   Exercised                                           (48,645)         2.21   -   13.00
   Cancelled                                           (29,030)        15.63   -   26.75
- - ----------------------------------------------------------------------------------------
Outstanding at August 31, 1993                       1,716,610         $2.21   -  $26.75
   Granted                                             189,400         15.81   -   21.38
   Exercised                                          (146,288)         2.21   -   20.56
   Cancelled                                          (174,187)        12.75   -   26.75
- - ----------------------------------------------------------------------------------------
Outstanding at August 31, 1994                       1,585,535         $2.21    - $24.13
- - ----------------------------------------------------------------------------------------
Exercisable at August 31, 1994                         904,662         $2.21   -  $22.25
- - ----------------------------------------------------------------------------------------

Outside Director Plan: Annually each outside director is automatically granted stock options to purchase 1,000 shares of common stock at a price equal to the market price of the underlying stock on the date of grant. A maximum of 60,000 shares may be issued under this plan. Options vest 100% after 11 months.

A summary of options under this plan is as follows:


- - ----------------------------------------------------------------------------------------
                                                      Number of             Price
                                                       Shares               Range
- - ----------------------------------------------------------------------------------------
Outstanding at September 1, 1991                      8,000           $12.75  -   $24.13
   Granted                                            4,000            17.38
   Cancelled                                         (2,000)           17.38  -    24.13
- - ----------------------------------------------------------------------------------------
Outstanding at August 31, 1992                       10,000           $12.75  -   $24.13
   Granted                                            5,000            17.00
   Exercised                                         (1,000)           12.75
- - ----------------------------------------------------------------------------------------
Outstanding at August 31, 1993                       14,000           $12.75  -   $24.13
   Granted                                            6,000            16.69
   Cancelled                                         (1,000)           16.69
- - ----------------------------------------------------------------------------------------
Outstanding at August 31, 1994                       19,000           $12.75  -   $24.13
- - ----------------------------------------------------------------------------------------
Exercisable at August 31, 1994                       14,000           $12.75  -   $24.13
- - ----------------------------------------------------------------------------------------


NOTE K - STOCK OWNERSHIP, SAVINGS AND PENSION PLANS

US Employees: All of the Company's full-time US employees are participants in the Applied Power Inc. Employee Stock Ownership Plan (the "ESOP Plan"). Under the provisions of the ESOP Plan, the Company acquires shares of its stock on the open market and contributes such shares or cash to accounts set aside for its employees' retirements. Contributions equal 3% of each employee's annual cash compensation except "initial participants", who are to receive no allocation of shares until 1995. During the years ended August 31, 1994, 1993 and 1992, pre-tax expense related to the ESOP Plan was $534, $450 and $602, respectively. Expense attributable to the ESOP Plan is expected to increase by approximately $1,300 in 1995, when initial participants become eligible.

Full-time US employees are also eligible to participate in the Applied Power Inc. Employee Savings Plan (the "Savings Plan"), pursuant to which they are allowed to contribute up to 15% of their base compensation. The Company contributes an amount equal to 100% of each employee's contribution, to a maximum of $300 per employee. Expense attributable to the Savings Plan was $293, $307 and $0 for 1994, 1993 and 1992, respectively. Expense for 1992 was offset entirely by participant forfeitures.

Non-US Employees: For employees outside the US, the Company contributes to a number of retirement programs. Pension expense amounted to $631, $1,213, and $1,171 in 1994, 1993 and 1992, respectively. One defined benefit plan was terminated in 1994 and replaced with a defined contribution plan, resulting in a non-recurring reduction in pension expense of approximately $450 in 1994. These plans are not required to report to US governmental agencies under ERISA and do not otherwise determine the actuarial value of accumulated plan benefits or net assets available for benefits.


NOTE L - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS
In addition to the discontinued operations charge in 1993, the Company recorded, during the fourth quarters of 1993 and 1992, pre-tax restructuring charges of $7,721 and $4,706, respectively. The 1993 restructuring charge primarily related to the cost of consolidating certain manufacturing, distribution and administrative functions at Enerpac and Barry Controls operations in Europe, downsizing sales and administrative staffs at retained Wright Line operations, and idle facility costs at Barry Controls. The majority of costs incurred related to severance, facility consolidation and future lease payments. All but $1.6 million of such costs had been incurred as of August 31, 1994, with the balance anticipated in the first half of 1995 when the restructuring is finalized. The 1992 restructuring charge related to the transfer and consolidation of selected Barry Controls and Power-Packer operations. All expenditures related to such restructuring were incurred in 1993.


NOTE M - POSTRETIREMENT BENEFITS
The Company adopted SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective September 1, 1992. This new pronouncement requires the accrual of postretirement benefits (such as health care and life insurance) during the years an employee provides service. Prior to adopting this new accounting method, the Company expensed the cost of such benefits as they were incurred (paid).

In connection with the adoption of SFAS No. 106, the Company elected to recognize as expense in 1993 the accumulated postretirement benefit obligation rather than amortizing such amount to expense over a 20-year period. The Company recorded a $4,355 charge (net of a $2,579 tax benefit) in 1993 for the cumulative effect of this accounting change. Operating results of prior years were not restated to reflect the change.

The Company's current policy is not to offer postretirement health care and life insurance benefits to employees. However, certain employees of businesses previously acquired by the Company were entitled to such benefits upon retirement. The individuals receiving health care benefits under these programs are required to make monthly contributions to defray a portion of the cost. Retiree contributions are adjusted annually. Retirees currently do not contribute toward the cost of life insurance. The accounting for retiree health care benefits assumes retirees will continue to contribute toward the cost of such benefits.

Net periodic postretirement benefit expense for 1994 and 1993 included the following components:

- - ----------------------------------------------------------------------------------------
                                                                        1994       1993
- - ----------------------------------------------------------------------------------------
Service cost of benefits earned                                        $   9       $  12
Interest cost on accumulated  postretirement benefit obligation          553         694
Amortization of unrecognized gain                                        (91)
- - ----------------------------------------------------------------------------------------
TOTALS                                                                 $ 471       $ 706
- - ----------------------------------------------------------------------------------------

Benefits paid in 1994 and 1993 were $202 and $420 lower than that expensed during those years, respectively. Expenses related to these benefits in 1992 totalled approximately $450.

The Company's accumulated postretirement benefit obligation for such benefits is as follows:

- - ----------------------------------------------------------------------------------------
                                                                          August 31,
- - ----------------------------------------------------------------------------------------
                                                                      1994         1993
- - ----------------------------------------------------------------------------------------
Retirees                                                              $5,686       $6,192
Vested former employees                                                1,595        1,730
Active employees                                                         229        1,432
- - ----------------------------------------------------------------------------------------
Subtotal                                                               7,510        9,354
Unrecognized gain                                                      1,966
- - ----------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation                         $9,476       $9,354
- - ----------------------------------------------------------------------------------------

The Company's postretirement benefit obligations are not funded.

The health care cost trend rate used in the actuarial calculations was 11.0%, trending downward to 6.5% by the year 2010, and remaining level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% in 1994 and 8.0% in 1993. The effect of a one percentage-point change in health care cost trend rates would change the accumulated postretirement benefit obligation by approximately 10%.

NOTE N - INCOME TAXES

Income tax expense for continuing operations consists of the following:

- - ----------------------------------------------------------------------------------------
                                                              1994       1993       1992
- - ----------------------------------------------------------------------------------------
Currently Payable:
   Federal                                                    $4,475     $5,926     $504
   Foreign                                                     3,621      2,590    5,743
   State                                                       1,095        413      234
- - ----------------------------------------------------------------------------------------
Subtotals                                                      9,191      8,929    6,481
- - ----------------------------------------------------------------------------------------
Deferred (Credits):
   Federal                                                    (2,166)    (4,390)      (3)
   Foreign                                                     1,672     (1,845)     459
   State                                                        (295)      (190)      (1)
- - ----------------------------------------------------------------------------------------
Subtotals                                                       (789)    (6,425)     455
- - ----------------------------------------------------------------------------------------
TOTALS                                                        $8,402     $2,504   $6,936
- - ----------------------------------------------------------------------------------------

Income tax expense differs from the amounts computed by applying the Federal income tax rate to earnings before income taxes. A reconciliation of income taxes at the US statutory rate to the effective tax rate follows:

- - ----------------------------------------------------------------------------------------
                                                                    Percent of Pre-tax
- - ----------------------------------------------------------------------------------------
                                                                 1994      1993     1992
- - ----------------------------------------------------------------------------------------
Computed "expected" tax expense                                  35.0%     34.0%    34.0%
State income taxes, net of Federal effect                         2.1       1.8      1.0
Non-deductible depreciation and amortization                      1.8       5.3      7.9
Adjustment of deferred tax balances                                        (6.4)
Basis differences in acquired assets                                                 2.4
Alternative minimum tax (credit)                                                    (3.0)
Net effects of foreign tax rates and credits                     (4.2)      8.0      4.6
Other items                                                      (1.5)      (.6)    (1.8)
- - ----------------------------------------------------------------------------------------
Effective Tax Rate                                               33.2%     26.1%    45.1%
- - ----------------------------------------------------------------------------------------

Major components of deferred income tax expense (benefit) are as follows:

- - -------------------------------------------------------------------------------------------
                                                              1994       1993       1992
- - -------------------------------------------------------------------------------------------
Compensation and other employee benefits                      $  (962)   $  (149)   $ 228
Inventory items                                                  (519)      (201)      53
Depreciation and amortization                                  (1,798)    (3,366)    (856)
Restructuring expenses                                          2,504     (2,366)      96
Unrealized exchange adjustments                                                       290
Other items                                                       (14)      (343)     644
- - -------------------------------------------------------------------------------------------
TOTALS                                                        $  (789)   $ 6,425    $ 455
- - -------------------------------------------------------------------------------------------

The Company's policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the US. Accordingly, the Company does not currently provide for the additional US and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which income taxes have not been provided amounted to approximately $29,100 at August 31, 1994. If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $2,000 would have been necessary as of August 31, 1994.

The Company has available tax credit carryforwards of approximately $4,200 expiring in various years through 1996.

Effective September 1, 1992, the Company adopted SFAS No. 109. This statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The adoption of this new rule had no material impact on net earnings in 1993. Certain assets and liabilities that historically had been carried on a net-of-tax basis under prior accounting rules, were adjusted to a gross basis.

On August 31, 1994, the Company had deferred tax assets of $14,343 net of a total valuation allowance of $5,551 relating to tax loss and credit carryforwards, with the principal deductible temporary differences being inventory items and reserves $4,563, postretirement benefits $3,632, restructuring accruals $656, employee benefit accruals $1,623 and bad debt accruals $472. Deferred tax liabilities were $16,768, with the principal taxable temporary differences being accelerated depreciation and purchase accounting basis differences of $14,714.

The Company paid taxes of $9,191, $5,080, and $10,580 in 1994, 1993 and 1992, respectively.

Earnings from continuing operations before income taxes related to non-US operations were $12,041 $2,293 and $17,226 for 1994, 1993 and 1992, respectively.

NOTE O - SEGMENT INFORMATION
The Company's operations have been classified into three business segments: The Distributed Products Group (the "DPG"), the Engineered Solutions Group (the"ESG") and Wright Line. The DPG, consisting of Enerpac and GB Electrical, is involved in the manufacture and distribution of tools and consumables to the construction, retail and general industrial markets. The ESG, which consists of Barry Controls, Power-Packer and APITECH, focuses on high-volume technology products for OEM customers in the transportation, industrial, defense and aerospace markets. Wright Line develops, manufactures and sells technical furniture solutions for offices and laboratories.

Summarized financial information by business segment is as follows:

 ---------------------------------------------------------------------------------------------------------------
                                                                         1994            1993            1992
- - ----------------------------------------------------------------------------------------------------------------
NET SALES:
Distributed Products Group                                               $222,076        $212,924        $211,921
Engineered Solutions Group                                                162,296         147,564         145,444
Wright Line                                                                49,272          38,239          46,921
- - -----------------------------------------------------------------------------------------------------------------
Totals                                                                   $433,644        $398,727        $404,286
- - -----------------------------------------------------------------------------------------------------------------

OPERATIONS BEFORE INCOME TAXES:
Distributed Products Group                                                $32,023         $29,739         $38,733
Engineered Solutions Group                                                 12,314           4,526           1,272
Wright Line                                                                 4,242          (2,372)          2,348
General corporate and other                                               (23,281)        (22,303)        (26,964)
- - -----------------------------------------------------------------------------------------------------------------
Totals                                                                    $25,298         $ 9,590         $15,389
- - -----------------------------------------------------------------------------------------------------------------

DEPRECIATION:
Distributed Products Group                                                $ 4,165         $ 3,855         $ 3,733
Engineered Solutions Group                                                  7,346           7,631           6,788
Wright Line                                                                 2,761           3,329           2,590
General corporate and other                                                    42              38              38
- - -----------------------------------------------------------------------------------------------------------------
Totals                                                                    $14,314         $14,853         $13,149
- - -----------------------------------------------------------------------------------------------------------------

CAPITAL EXPENDITURES:
Distributed Products Group                                                $ 5,917         $ 4,884         $ 4,632
Engineered Solutions Group                                                  5,957           6,159           4,537
Wright Line                                                                   769             753             395
General corporate and other                                                    64             421             122
- - -----------------------------------------------------------------------------------------------------------------
Totals                                                                    $12,707         $12,217          $9,686
- - -----------------------------------------------------------------------------------------------------------------

- - -----------------------------------------------------------------------------------------------------------------
                                                                                      At August 31,
- - -----------------------------------------------------------------------------------------------------------------
                                                                         1994            1993            1992
- - -----------------------------------------------------------------------------------------------------------------
ASSETS:
Distributed Products Group                                               $148,737        $131,868        $130,324
Engineered Solutions Group                                                128,190         127,481         124,786
Wright Line                                                                23,838          18,618          17,146
Net assets held for sale                                                                   12,035          15,848
General corporate                                                          16,637          16,315          13,386
- - -----------------------------------------------------------------------------------------------------------------
Totals                                                                   $317,402        $306,317        $301,490
- - -----------------------------------------------------------------------------------------------------------------

Summarized financial information by geographic region is as follows:

- - -----------------------------------------------------------------------------------------------------------------
                                                                         1994            1993            1992
- - -----------------------------------------------------------------------------------------------------------------
NET SALES:
North America                                                            $279,613        $259,692        $250,703
Latin America                                                              11,300          10,154           9,536
Europe                                                                     99,215          87,346         101,824
Japan and Asia Pacific                                                     43,516          41,535          42,223
- - -----------------------------------------------------------------------------------------------------------------
Totals                                                                   $433,644        $398,727        $404,286
- - -----------------------------------------------------------------------------------------------------------------

OPERATIONS BEFORE INCOME TAXES:
North America                                                             $32,672         $23,855         $24,001
Latin America                                                                 512           1,662           1,697
Europe                                                                      8,352            (820)          7,806
Japan and Asia Pacific                                                      7,043           7,196           8,849
General corporate and other                                               (23,281)        (22,303)        (26,964)
- - -----------------------------------------------------------------------------------------------------------------
Totals                                                                    $25,298         $ 9,590         $15,389
- - -----------------------------------------------------------------------------------------------------------------


- - -----------------------------------------------------------------------------------------------------------------
                                                                                    At August 31,
- - -----------------------------------------------------------------------------------------------------------------
                                                                         1994            1993            1992
- - -----------------------------------------------------------------------------------------------------------------
ASSETS:
North America                                                            $192,103        $183,412        $175,099
Latin America                                                              11,053           9,358           8,195
Europe                                                                     64,919          57,927          66,540
Japan and Asia Pacific                                                     32,690          27,270          22,422
Net assets held for sale                                                                   12,035          15,848
General corporate                                                          16,637          16,315          13,386
- - -----------------------------------------------------------------------------------------------------------------
Totals                                                                   $317,402        $306,317        $301,490
- - -----------------------------------------------------------------------------------------------------------------

Operations before income taxes for each business and geopraphic segment do not include general corporate expenses, amortization expense, interest expense or exchange adjustments. Sales between business segments and geographical areas are insignificant and are accounted for at prices intended to yield a reasonable return to the selling affiliate. No single customer accounted for more than 10% of total sales in 1994, 1993 or 1992. Export sales from domestic operations were less than 10% in each of the periods presented.

Corporate assets, which are not allocated, represent principally cash, prepaid taxes and investments.

NOTE P - CONTINGENCIES AND LITIGATION
The Company had outstanding letters of credit totalling $1,640 and $4,279 at August 31, 1994 and 1993, respectively. The letters of credit generally serve as collateral for liabilities included in the Consolidated Balance Sheet.

The Company is involved in various legal proceedings which have arisen in the normal course of its business. These legal proceedings typically include product liability and patent claims. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when the occurrence of loss is probable and can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a materially adverse effect on the Company's financial condition or results of operations.

The Company has facilities at numerous geographic locations, which are subject to a range of environmental laws and regulations. Environmental costs are expensed or capitalized depending on their future economic benefit. Expenditures that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable, and the costs can be reasonably estimated. Although the level of future expenditures for environmental remediation is impossible to determine with any degree of certainty, it is management's opinion that such costs will not have a material effect on the Company's financial position. Environmental remediation accruals of $567, and $661 were included in the Consolidated Balance Sheet at August 31, 1994 and 1993, respectively.

                      APPLIED POWER INC. AND SUBSIDIARIES

             SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES



                                                                      Deductions                       Balance at
                                                                 -----------------------              End of Period
                           Balance at                                             Amounts        ------------------------
                           Beginning                              Amounts         Written                          Non-
   Name of Debtor          of Period          Additions          Collected          Off          Current         Current
- - ------------------        ----------          ---------          ---------       ---------       --------        --------
                                                 (Dollars in Thousands)
August 31, 1993:

Richard G. Sim (1)              $391                                  $391
                          ----------          ---------          ---------       ---------       --------        --------
                                $391                                  $391
                          ==========          =========          =========       =========       ========        ========



August 31, 1992:

Richard G. Sim (1)              $391                                                                                 $391
                          ----------          ---------          ---------       ---------       --------        --------
                                $391                                                                                 $391
                          ==========          =========          =========       =========       ========        ========



(1) Pursuant to a provision of an employment agreement, the Company held an interest-free note receivable from its Chief Executive Officer received in connection with the purchase of 204,000 shares of common stock. The note was repaid in full during 1993.

                      APPLIED POWER INC. AND SUBSIDIARIES

            SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS



                           Title of              Total                             Amount
                           Issue of          Guaranteed and        Amount        in Treasury         Nature of        Nature of
  Name of Issuer          Securities          Outstanding          Owned          of Issuer          Guarantee          Default
- - ----------------         -----------       -----------------      --------       -----------        ------------     -------------
                                                       (Dollars in Thousands)
August 31, 1994:

DETEC (1)                 Bank Debt          $ 316(2)                      -               -             Principal          N/A
                                                                                                      and Interest
August 31, 1993:

DETEC (1)                 Bank Debt          $ 298(2)                      -               -             Principal          N/A
                                                                                                      and Interest


(1) Applied Power owns 50% of the outstanding stock of DETEC, a joint venture in Germany engaged in the business of designing, manufacturing and marketing advanced convertible top hydraulic actuation systems for custom and specialty cars.

(2) Amount guaranteed of 500,000 Deutschmarks translates to $316 and $298 US dollars at August 31, 1994 and 1993, respectively.

                      APPLIED POWER INC. AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


                                                           Additions                          Deductions
                                                ----------------------------          --------------------------
                                                                                        Account
                                   Balance at    Charged to                           Written Off                         Balance
                                   Beginning      Costs and           Net               Less                              at End
   Description                     of Period      Expenses          Acquired          Recoveries          Other          of Period
- - ----------------                  -----------    ----------        ---------        -------------       --------         --------
                                                    (Dollars in Thousands)
Deducted from assets to
which they apply:

Allowance for losses -
 trade accounts receivable

August 31, 1994                   $3,053        $1,379                                $1,301                             $3,131
                                  ======        ======              ======            ======           ======            ======

August 31, 1993                   $3,412          $739                                $1,098                             $3,053
                                  ======        ======              ======            ======           ======            ======

August 31, 1992                   $3,101          $872                 $19              $481              $99(1)         $3,412
                                  ======        ======              ======            ======           ======            ======


(1)  Amount attributable to discontinued operations.

                      APPLIED POWER INC. AND SUBSIDIARIES
                      SCHEDULE IX - SHORT-TERM BORROWINGS

                                                                                                                        Weighted
                                                               Year-End          Maximum           Average              Average
                                                               Weighted           Amount           Amount               Interest
                                            Balance             Average         Outstanding       Outstanding             Rate
 Category of Aggregate                       at End             Interest        During the        During the           During the
 Short-term Borrowings                      of Period            Rate            Period            Period(D)            Period (E)
- - ----------------------                    ------------        ----------       -------------      -----------         -------------
                                                                (Dollars in Thousands)
August 31, 1994:

Payable to Banks (A)                        $14,707             7.79%           $23,648           $18,894               8.41%

Payable to Holders of Commercial
   Paper (B)                                 $9,947             4.73%           $11,554            $4,050               4.12%

Revolving Credit Agreement (C)              $13,959             3.20%           $22,747           $15,298               4.71%

August 31, 1993:

Payable to Banks (A)                        $20,401             6.66%           $23,809           $18,953               9.88%

Non-U.S. Revolving Credit Agreements (C)    $22,435             6.24%           $29,702           $26,871               8.08%

August 31, 1992:
Payable to Banks (A)                        $16,809            10.29%           $29,915           $16,362              16.22%

Payable to Holders of Commercial
   Paper (B)                                     $0              -              $28,217           $21,042               5.24%

Non-U.S. Revolving Credit Agreements (C)    $27,463             9.02%           $27,463           $25,530              11.16%


(A) Short-term borrowings payable to banks consist primarily of notes payable to banks by subsidiaries outside the United States. Substantially all of the notes outside the United States are guaranteed by Applied Power Inc. and are payable in currencies other than the US dollar.

(B) Commercial paper is payable to US holders. Based on the ability to refinance commercial paper with borrowing capacity available under another agreement, $9,947 was classified as long-term debt for balance sheet purposes at August 31, 1994.

(C) The Company replaced two expiring revolving credit agreements in August, 1994 with a multi-currency credit facility which provides for borrowings of up to $40,000.

(D) Average amount outstanding during the period is computed by dividing the total of month-end outstanding principal balances by 12, or the number of periods outstanding, if less.

(E) Average interest rate for the year is computed by dividing the actual short-term interest expense by the average debt outstanding.

                      APPLIED POWER INC. AND SUBSIDIARIES

                SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT DATA


                                                                        Years Ended August 31,
                                                             ------------------------------------------------
      Item (1)                                               1994               1993               1992
- - -------------------                                          ----               ----               ----
                                                                         (Dollars in Thousands)
Maintenance and Repairs                                      $4,329             $4,460             $4,103
                                                             ======             ======             ======

Amortization ofIntangible Assets                             $5,092             $4,914             $4,606
                                                             ======             ======             ======

Advertising Costs                                            $7,783             $8,023             $7,464
                                                             ======             ======             ======



(1) Amounts paid for taxes other than payroll and income taxes and royalties are not, presented as such amounts are less than 1% of net sales.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    APPLIED POWER INC.
                                                    (Registrant)

Dated:  November 16, 1994                           By:/s/ ROBERT C. ARZBAECHER
                                                       -------------------------
                                                       Robert C. Arzbaecher
                                                       Vice President,
                                                       Chief Financial Officer
                               POWER OF ATTORNEY
        KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard G. Sim and Robert C. Arzbaecher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

   SIGNATURE                           TITLE
   ---------                           -----
/s/ Richard G. Sim                     Chairman of the Board, President and Chief Executive
- - ------------------                     Officer; Director
Richard G. Sim

/s/ Robert C. Arzbaecher               Vice President, Chief Financial Officer
- - ------------------------               (Principal Financial Officer)
Robert C. Arzbaecher

/s/ Andrew G. Lampereur                Controller
- - -----------------------                (Principal Accounting Officer)
Andrew G. Lampereur

/s/ Jack L. Heckel                     Director
- - ------------------
Jack L. Heckel

/s/ Richard M. Jones                   Director
- - --------------------
Richard M. Jones

/s/ Richard A. Kashnow                 Director
- - ----------------------
Richard A. Kashnow

/s/ L. Dennis Kozlowski                Director
- - -----------------------
L. Dennis Kozlowski

/s/ Richard T. Savage                  Director
- - ---------------------
Richard T. Savage

/s/ Raymond S. Troubh                  Director
- - ---------------------
Raymond S. Troubh


* Each of the above signatures is affixed as of November 16, 1994

                                                           APPENDIX TO 1994 10-K


  DESCRIPTION OF GRAPHIC MATERIAL IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GRAPH A
Bar chart which shows a break out of 1994, 1993 and 1992 sales between the Distributed Products Group, Engineered Solutions Group and Wright Line. Each bar represents one year and is proportionally divided by the percentage of sales for each of these segments. Data is as follows:

                                1994     1993     1992
                                ----     ----     ----
Distributed Products Group      51%      53%      52%
Engineered Solutions Group      37%      37%      36%
Wright Line                     12%      10%      12%


GRAPH B
Pie chart identifying the percentage breakout of 1994 sales by geographic region. Regions depicted include North America, Europe, Japan and Asia Pacific, and Latin America. Data is as follows:

North America - 64%
Europe - 23%
Japan and Asia Pacific - 10%
Latin America - 3%


GRAPH C
Pie chart which identifies the percentage breakout of total capitalization as of August 31, 1994 between Debt, Shareholders' Equity and Deferred Taxes. Data is as follows:

Debt - 45%
Shareholders  Equity - 47%
Deferred Taxes - 8%

                               APPLIED POWER INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1994
                               INDEX TO EXHIBITS

                                                                 INCORPORATED HEREIN                        FILED
EXHIBIT                DESCRIPTION                                 BY REFERENCE TO                        HEREWITH
 3.1          (a)  Amended and Restated                         Exhibit 19.1(a) to Form 10-Q for
              Articles ofIncorporation (as                      quarter ended February 28, 1990
              adopted January 8, 1987)                          ("2/28/90 10-Q")

              (b)  Articles of Amendment to                     Exhibit 19.1(b) to 2/28/90 10-Q
              Amended and Restated Articles
              of Incorporation, amending
              Sections 3.1 and 3.2 of Article
              III and Article IV (adopted
              January 13, 1990)

 3.2          Amended and Restated By-Laws                                                                       X
              (as last amended by amendment to
              Section 3.01 decreasing the
              number of directors to six, adopted
              October 24, 1994 by the Board
              of Directors and to be effective
              on January 9, 1995)

 4+

 4.1          (a) Secured Credit Agreement                      Exhibit 29 to Schedule 14D-1, as
              dated as of June 27, 1989, among                  amended by Amendment No. 13
              Applied Power Inc., API                           thereto
              Acquisitions Inc.  and Continental
              Bank N.A. (and *Secured Credit
              Agreement")

              (b) Amendment and Waiver, dated                   Exhibit 4.1(b) to Form 10-K for
              as of July 31, 1989, to the Secured               fiscal year ended August 31, 1990
              Credit Agreement                                  ("1990 10-K")



+ Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled instruments, or any unfiled exhibits or schedules to filed instruments, defining the rights of security holders.

                                                                 INCORPORATED HEREIN                        FILED
EXHIBIT                  DESCRIPTION                               BY REFERENCE TO                        HEREWITH
 4.1          (c) Amendment No. 2, dated as of                   Exhibit 4.1(C) to 1990 10-K
              August 10, 1990, to the Secured
              Credit Agreement

              (d) Amendment No. 3, dated as of                   Exhibit 19 to Form 10-Q for
              January 30, 1991, to the Secured                   quarter ended February 28, 1991
              Credit Agreement

              (e) Amendment No. 4, dated as of                   Exhibit 19.1 to Form 10-Q for
              May 31, 1991, to the Secured                       quarter ended May 31, 1991
              Credit Agreement                                   ("5/31/91 10-Q")

              (f) Amendment No. 5, dated as of                   Exhibit 19 to Form 10-Q for
              January 17, 1992, to the Secured                   quarter ended February 29, 1992
              Credit Agreement

              (g) Amendment No. 6, dated as of                   Exhibit 4.1(g) to Form 10-K for
              October 30, 1993, to the Secured                   fiscal year ended August 31, 1993
              Credit Agreement                                   ("1993 10-K")

 4.2          (a) Loan Agreement, dated as of                    Exhibit 4.2 to 1990 10-K
              August 1, 1990, relating to
              $75,000,000 9.92% Senior Notes
              due August 15, 2000

              (b) Amendment to Loan Agreement,                   Exhibit 4.2(b) to 1993 10-K
              made as of August 31, 1993

 4.3          Articles III, IV, and V of Amended                 See Exhibit 3.1 above
              and Restated Articles of
              Incorporation

 4.4          Amendment for Purchase and Sale,                   Exhibit 19.2 to 5/31/91/10-Q
              dated August 29, 1990, between
              Minnesota Mining and
              Manufacturing Company and
              Applied Power Inc. and seven
              related Leases, each dated April 29,
              1991, between Bernard Garland and
              Sheldon Garland, d/b/a Garland
              Enterprises, as Landlord and
              Applied Power Inc. as Tenant,
              designated as exhibits 19.2(a)
              through 19.2(g)

                                                                 INCORPORATED HEREIN                        FILED
EXHIBIT                DESCRIPTION                                 BY REFERENCE TO                        HEREWITH
 4.5           Revolving Credit Agreement,                                                                    X
               dated as of August 22, 1994
               between Applied Power Finance
               S.A., as Borrower, Continental
               Bank N.A., PNC Bank and ABN
               Amro Bank, collectively as lenders,
               and Applied Power Inc. as
               Guarantor

 4.6           Receivables Purchase Agreement,                                                                X
               dated as of August 31, 1994
               between Applied Power Inc.,
               Barry Wright Corporation, Wright
               Line Inc., and GB Electrical, Inc.,
               collectively as sellers, and PNC
               Bank, as lender

10.1*          Employment Agreement dated                                                                     X
               May 9, 1994 between Applied
               Power Inc. and Richard G. Sim
               (superseding Employment Agreement
               dated July 5, 1985, as amended)

10.2*          (a) Applied Power Inc. 1985 Stock                 Exhibit 10.2(a) to Form 10-K for
               Option Plan (approved by                          fiscal year ended August 31, 1989
               shareholders on January 6, 1986),                 ("1989 10-K")
               as amended

               (b) Amendment adopted by Board                    Exhibit 10.2(b) to 1989 10-K
               of Directors on November 8, 1989
               and approved by shareholders on
               January 13, 1990

               (c) Amendment adopted by Board                    Exhibit 10.2(c) to 1990 10-K
               of Directors on August 9, 1990


* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                 INCORPORATED HEREIN                        FILED
EXHIBIT               DESCRIPTION                                   BY REFERENCE TO                        HEREWITH
10.3*         (a) Applied Power Inc. 1987                        Exhibit 10-8 to Form 10-K for
              Nonqualified Stock Option Plan                     fiscal year ended August 31, 1987
              (approved by shareholders January
               7, 1988)

              (b) Amendment adopted by Board                     See Exhibit 10.2(b)
              of Directors on November 8, 1989
              and approved by shareholders on
              January 13, 1990

10.4*         (a) Applied Power Inc. 1990 Stock                  Exhibit A to Proxy Statement dated
              Option Plan, adopted by Board of                   December 5, 1990 for 1991 Annual
              Directors on August 9, 1990, and                   Meeting of Shareholders
              approved by shareholders on
              January 7, 1991.

              (b) Amendment adopted by Board                     Exhibit 10.5(b) to Form 10-K for
              of Directors on August 10, 1992,                   fiscal year ended August 31, 1992
              and approved by shareholders on
              January 7, 1991.

10.5*         (a) Description of Fiscal 1994                     Exhibit 10.6 to 1993 10-K
              Management Bonus Arrangement

              (b) Amendment to Fiscal 1994                                                                   X
              Management Bonus Arrangement

10.6*         Description of Fiscal 1995                                                                     X
              Management Bonus Arrangement

10.7*         (a) Applied Power Inc. 1989                        Exhibit 10.7 to 1989 10-K
              Outside Directors' Stock Option
              Plan adopted by Board of Directors
              on November 8, 1989 and
              approved by shareholders on
              January 13, 1990

              (b) Amendment adopted by Board                     Exhibit 10.7(b) to 1990 10-K
              of Directors on November 9, 1990,
              and approved by shareholders on
              January 7, 1991


* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                 INCORPORATED HEREIN                        FILED
EXHIBIT                DESCRIPTION                                 BY REFERENCE TO                        HEREWITH
 11           Statement re Computation of
              Earnings per Share                                                                              X

 21           Subsidiaries of the Registrant                                                                  X

 23           Consent of Deloitte & Touche LLP                                                                X

 24           Power of Attorney                                  See Signature Page of this report

 27           Financial Data Schedule                                                                         X