Form 10-Q
period 1994-11-30
APPLIED POWER INC
filed 1995-01-09
CIK 6955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

Mark One
       [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended November 30, 1994

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

                          Yes    X          No


Number of outstanding shares of Class A Common Stock: 13,243,230 as of December 31, 1994.

The Index to Exhibits appears on Page 11.

                               APPLIED POWER INC.

                                     INDEX


                                                                                               Page  No.
                                                                                               ---------
PART I - FINANCIAL INFORMATION
- - - - ------------------------------

Item 1 - Unaudited Condensed Consolidated Financial Statements

               Condensed Consolidated Statement of Earnings -
                 Three Months Ended November 30, 1994 and 1993                                  3

               Condensed Consolidated Balance Sheet -
                 November 30, 1994 and August 31, 1994                                          4

               Condensed Consolidated Statement of Cash Flows -
                 Three Months Ended November 30, 1994 and 1993                                  5

               Notes to Condensed Consolidated Financial Statements                             6

Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                        7


PART II - OTHER INFORMATION
- - - - ---------------------------

Item 6 - Exhibits and Reports on Form 8-K                                                       9

SIGNATURE                                                                                      10
- - - - ---------



PART I  - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               APPLIED POWER INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended November 30,
                                                         -------------------------------
                                                           1994                  1993
                                                         ---------            ---------
Net Sales                                                $ 125,799            $ 103,604

Cost of Products Sold                                       77,627               65,012
                                                         ---------            ---------

Gross Profit                                                48,172               38,592

Engineering, Selling and Administrative Expenses            35,693               30,109
                                                         ---------            ---------

Operating Earnings from Continuing Operations               12,479                8,483

Other Expense (Income)
   Interest                                                  2,738                2,838
   Amortization of intangible assets                         1,161                1,255
   Other - net                                                 201                   61
                                                         ---------            ---------
Earnings from Continuing Operations Before
   Income Tax Expense                                        8,379                4,329

Income Tax Expense                                           2,938                1,401
                                                         ---------            ---------

Earnings from Continuing Operations                          5,441                2,928

Discontinued Operations, net of income taxes
   Earnings from operations previously
     credited to reserve for estimated loss
     on disposition                                             -                  (348)
                                                         ---------            ---------

Net Earnings                                             $   5,441            $   2,580
                                                         =========            =========

Earnings (Loss) Per Share
   Continuing Operations                                 $    0.40            $    0.22
   Discontinued Operations                                      -                 (0.03)
                                                         ---------            ---------
Net Earnings Per Share                                   $    0.40            $    0.20
                                                         =========            =========

Weighted Average Shares Outstanding (In thousands)          13,622               13,141
                                                         =========            =========


     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (Dollars in thousands, except per share amounts)

                                                                                     November 30,     August 31,
                                                                                       1994              1994
                                                                                     ------------     ----------
                                                                                     (Unaudited)
                                    ASSETS

Current Assets
   Cash and cash equivalents                                                         $   2,201        $   1,907
   Net accounts receivable                                                              64,283           64,259
   Net inventories                                                                      95,619           94,949
   Prepaid expenses                                                                     12,741           13,694
                                                                                     ---------        ---------
      Total Current Assets                                                             174,844          174,809

Other Assets                                                                             6,484            6,390
Goodwill                                                                                56,327           56,708
Other Intangibles                                                                       11,343           11,750
Net Property, Plant and Equipment                                                       66,665           67,745
                                                                                     ---------        ---------

Total Assets                                                                         $ 315,663        $ 317,402
                                                                                     =========        =========


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Short-term borrowings                                                             $  17,306        $  14,707
   Trade accounts payable                                                               32,901           35,219
   Accrued compensation and benefits                                                    14,064           16,335
   Income taxes payable                                                                  7,811            8,190
   Current maturities of long-term debt                                                 10,650           10,792
   Other current liabilities                                                            20,242           16,722
                                                                                     ---------        ---------
      Total Current Liabilities                                                        102,974          101,965

Long-Term Debt, less current maturities                                                 68,942           77,956
Deferred Income Taxes                                                                   16,205           16,768
Other Deferred Liabilities                                                              13,575           13,402
Shareholders' Equity
   Common stock, $.20 par value, authorized 40,000,000 shares, issued and
      outstanding 13,226,842 and 13,152,454 shares, respectively                         2,674            2,630
   Additional paid-in capital                                                           24,764           23,648
   Retained earnings                                                                    80,847           75,802
   Cumulative translation adjustments                                                    5,682            5,231
                                                                                     ---------        ---------
Total Shareholders' Equity                                                             113,967          107,311
                                                                                     ---------        ---------

Total Liabilities and Shareholders'  Equity                                          $ 315,663        $ 317,402
                                                                                     =========        =========


     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                   Three Months Ended November 30,
                                                                                   -------------------------------
                                                                                       1994             1993
                                                                                     ---------        ---------
Earnings from Continuing Operations                                                  $  5,441         $  2,928
Adjustments to reconcile earnings from continuing
  operations to net cash provided by operating activities:
    Depreciation and amortization                                                       4,651            4,892
    Changes in operating assets and liabilities, excluding
      the effects of business acquisitions and disposals:
        Accounts receivable                                                            (4,767)          (3,984)
        Inventories                                                                         8             (543)
        Prepaid expenses and other assets                                                 704              567
        Trade accounts payable                                                         (2,422)           1,777
        Other liabilities                                                               1,738             (226)
        Income taxes payable                                                             (955)          (2,531)
                                                                                     ---------        ---------
Net Cash Provided by Operating Activities                                               4,398            2,880


Investing Activites
    Proceeds from the sale of property, plant and equipment                                29              836
    Capital expenditures                                                               (2,637)          (2,905)
    Cash used to purchase subsidiaries                                                   (699)          (1,534)
    Other                                                                                 152              (28)
                                                                                     ---------        ---------
Net Cash Used in Investing Activities                                                  (3,155)          (3,631)

Financing Activities
    Net repayments of long-term debt                                                     (644)          (8,564)
    Net borrowings on short-term credit facilities                                      2,583            3,369
    Net commercial paper repayments                                                    (8,662)              -
    Cash received on sale of accounts receivable                                        5,000               -
    Dividends paid on common stock                                                       (396)            (391)
    Exercise of stock options                                                           1,160               60
                                                                                     ---------        ---------
Net Cash Used in Financing Activities                                                    (959)          (5,526)
Effect of Exchange Rate Changes on Cash                                                    10              (11)
                                                                                     ---------        ---------

Net Cash Provided By (Used in) Continuing Operations                                      294           (6,288)

Discontinued Operations Activities
    Proceeds from sale of Datafile                                                         -             6,640
    Other                                                                                  -              (104)
                                                                                     ---------        ---------
Net Cash Provided by Discontinued Operations                                               -             6,536
                                                                                     ---------        ---------
Net Increase in Cash and Cash Equivalents                                                 294              248

Cash and Cash Equivalents - Beginning of Period                                         1,907            1,320
                                                                                     ---------        ---------
Cash and Cash Equivalents - End of Period                                            $  2,201         $  1,568
                                                                                     ========         ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Applied Power Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes thereto in the Company's 1994 Annual Report on Form 10-K.

The condensed consolidated financial statements for the three months ended November 30, 1993, have been adjusted to reflect the retention of certain Wright Line operations, as described in Note B - "Discontinued Operations".

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist of only those of a recurring nature. Operating results for the three month period ended November 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1995.


NOTE B - DISCONTINUED OPERATIONS
The Company completed the sale of certain assets of Wright Line's Datafile business in October, 1993. A short time later, Wright Line sold its Tapeseal product line to a third party for future compensation. In the second quarter of fiscal 1994, the Company announced its decision to retain the remaining Wright Line business, which had been included in discontinued operations since the third quarter of 1992. Accordingly, the operating results of the retained Wright Line operations have been reclassified from discontinued operations to continuing operations for the three months ended November 30, 1993. For further information, refer to Note B - "Discontinued Operations" in Notes to Consolidated Financial Statements in the Company's 1994 Annual Report on Form 10-K.


NOTE C - ACQUISITIONS
On September 2, 1994, the Company acquired its master distributor in Brazil for $699 in cash. Approximately $300 of the purchase price was assigned to goodwill. The operating results of the new entity, subsequent to its acquisition, are included in the Condensed Consolidated Statement of Earnings.

On March 21, 1994, the Company increased its ownership interest in Applied Power Korea to 90%. Cash of $912 was used in the acquisition which generated goodwill of $572. The results of operations of this subsidiary have historically been included in the Condensed Consolidated Statement of Earnings.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS
The Company reported record sales and net earnings for the quarter ended November 30, 1994. Net earnings from continuing operations for the first quarter of 1995 were $5,441, or $.40 per share, an 86% improvement over comparable prior year earnings of $2,928, or $.22 per share. Increased sales volume and gross profit margins were the key factors in the improved results.


- - - - ----------------------------------------------------------------------------------
                                              Three Months Ended November 30,
- - - - ----------------------------------------------------------------------------------
SALES BY SEGMENT                              1994         1993           Change
- - - - ----------------------------------------------------------------------------------
Distributed Products Group                    $  62,740    $  53,589       17%
Engineered Solutions Group                       45,707       37,508       22%
Wright Line                                      17,352       12,507       39%
- - - - ----------------------------------------------------------------------------------
Total                                         $ 125,799    $ 103,604       21%
==================================================================================

Sales from the Distributed Products Group, which consists of Enerpac and GB Electrical, increased 17% over the comparable prior year period, of which 4% was the result of foreign exchange rate changes (the weaker U.S. dollar). The improvement reflects increased volume as a result of further strengthening of European and North American economies, as well as continued geographic expansion into the developing Latin American and Asia Pacific regions.

The Engineered Solutions Group, consisting of Barry Controls, Power-Packer and APITECH, reported a first quarter sales gain of 22% over the comparable prior year period, of which 3% was attributable to changes in foreign exchange rates. Strong European cab-tilt and convertible top system sales by Power-Packer, as well as overall improvement in the North American and European transportation and industrial markets were the key contributors.

Wright Line's 39% year-to-year sales growth was primarily due to the strength of its product offering and distribution effectiveness into the fast growing local area computer network market.

- - - - ----------------------------------------------------------------------------------
                                              Three Months Ended November 30,
- - - - ----------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT                       1994         1993           Change
- - - - ----------------------------------------------------------------------------------
Distributed Products Group                    $  26,439    $  23,660       12%
Engineered Solutions Group                       13,200       10,189       30%
Wright Line                                       8,533        4,743       80%
- - - - ----------------------------------------------------------------------------------
Total                                         $  48,172    $  38,592       25%
==================================================================================


Total gross profit increased 25% from the first quarter of fiscal 1994, primarily attributable to increased sales volume. Favorable manufacturing efficiencies and volume at Wright Line and within the Engineered Solutions Group resulted in an increase in the overall gross profit percentage from 37.2% to 38.3%.

- - - - ----------------------------------------------------------------------------------
                                              Three Months Ended November 30,
- - - - ----------------------------------------------------------------------------------
OPERATING EXPENSES                            1994         1993           Change
- - - - ----------------------------------------------------------------------------------
Engineering                                   $   3,722    $   3,085       21%
Selling                                          21,319       18,146       17%
Administration                                   10,652        8,878       20%
- - - - ----------------------------------------------------------------------------------
Total                                          $ 35,693    $  30,109       19%
==================================================================================


First quarter operating expenses were 19% higher than that reported in the first quarter of 1994, 3% of which was attributable to foreign exchange rate changes. Engineering expenses increased 21%, reflecting higher new product development expenditures at a number of locations. The increase in selling and marketing expense was primarily sales volume driven, consisting of higher commissions and advertising. Administration expense increased due to additional employee benefit, legal, information technology and geographic expansion expenditures. As a percentage of sales, operating expenses declined from 29.1% in the first quarter of 1994 to 28.4% in the most recent quarter.

Interest expense for the three months ended November 30, 1994 declined from the comparable prior year period due primarily to reductions in outstanding indebtedness.

Included under the caption "Discontinued Operations, net of income taxes" in the Condensed Consolidated Statement of Earnings for the three months ended November 30, 1993 are the earnings of the retained Wright Line operations, which had previously been credited to the discontinued operations reserve. For further information, see Note B - "Discontinued Operations" in Notes to Condensed Consolidated Financial Statements.


LIQUIDITY AND CAPITAl RESOURCES

Cash and cash equivalents totaled $2,201 at November 30, 1994 and $1,907 at August 31, 1994. In order to minimize interest expense, the Company
intentionally   maintains low cash balances by using available cash to reduce short-term bank borrowings. Funds available under unused credit lines totaled approximately $68,822 as of November 30, 1994.

Cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $4,398 for the three months ended November 30, 1994, compared to $2,880 for the comparable prior year period. Increased sales volume resulted in higher earnings from continuing operations and higher primary working capital levels.

Cash used in investing activities totaled $3,155 for the first quarter of 1995, of which $2,637 was used for capital expenditures, and $699 for the acquisition of the Company's master distributor in Brazil.

- - - - ----------------------------------------------------------------------------------------------
                                              November 30,                August 31,
- - - - ----------------------------------------------------------------------------------------------
CAPITALIZATION                                    1994                       1994
- - - - ----------------------------------------------------------------------------------------------
Shareholders' Equity                          $ 113,967      50%           $ 107,311     47%
Total Debt                                       96,898      43%             103,455     45%
Deferred Taxes                                   16,205       7%              16,768      8%
- - - - ----------------------------------------------------------------------------------------------
Total                                         $ 227,070     100%           $ 227,534    100%
==============================================================================================



During the three months ended November 30, 1994, outstanding debt declined by $6,557. Debt as a percentage of total capitalization was 43% at November 30, 1994, compared to 45% at August 31, 1994. The Company increased amounts sold under its accounts receivable financing program from $25,000 to $30,000 during the quarter, generating proceeds of $5,000 which were used to reduce debt. Dividends of $396 were paid, while the exercise of stock options generated $1,160 of cash.

The Company s second installment payment on its Senior Unsecured Notes is due August 15, 1995. The Company anticipates meeting this $10,650 requirement with cash generated from operations and funds available under unused credit lines.

In the fourth quarter of fiscal 1993, the Company recorded a $7,589 ($.38 per share) pre-tax restructuring charge. Approximately $6,165 of such costs had been incurred as of November 30, 1994. The majority of the remaining $1,424 will be incurred during the balance of fiscal 1995 on severance and consolidation costs.

The Company anticipates that funds generated from operations and available under credit facilities will be adequate to meet anticipated operating, restructuring, debt service and capital expenditure requirements for the foreseeable future.

PART II -  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

   (a) See Index to Exhibits on page 11, which is incorporated herein by reference.

   (b) There were no reports on Form 8-K filed during the three months ended November 30, 1994 or thereafter through the date of this report.

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          APPLIED POWER INC.
                                           (Registrant)



Date:  January 9, 1995                    By: /s/Robert C. Arzbaecher
                                          ---------------------------
                                          Robert C. Arzbaecher
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer
                                          and duly authorized to sign
                                          on behalf of the registrant)

                               APPLIED POWER INC.

                               INDEX TO EXHIBITS

                         FISCAL 1995 FIRST QUARTER 10-Q


Exhibit
Number              Description                              Page No.
- - - - -------     ---------------------------------              --------------
11          Computation of Earnings Per Share              12

27          Financial Data Schedule                        13