Form 10-Q
period 1995-02-28
APPLIED POWER INC
filed 1995-04-13
CIK 6955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Mark One
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED FEBRUARY 28, 1995

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

                          YES    X          NO
                               ------          ------

Number of outstanding shares of Class A Common Stock: 13,306,880 as of March 31, 1995.

The Index to Exhibits appears on Page 13.

                               APPLIED POWER INC.

                                     INDEX


                                                                                       Page  No.

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Condensed Consolidated Financial Statements

                 Condensed Consolidated Statement of Earnings -
                    Three and Six Months Ended
                    February 28, 1995 and 1994                                                3

                 Condensed Consolidated Balance Sheet -
                    February 28, 1995 and August 31, 1994                                     4

                 Condensed Consolidated Statement of Cash Flows -
                    Six Months Ended February 28, 1995 and 1994                               5

                 Notes to Condensed Consolidated Financial Statements                         6

Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                    8


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                                  11
Item 6 - Exhibits and Reports on Form 8-K                                                     11


SIGNATURE                                                                                     12


PART I  - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                               APPLIED POWER INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     Three Months Ended       Six Months Ended
                                                         February 28,           February 28,
                                                    --------------------    --------------------
                                                      1995        1994        1995        1994
                                                    --------    --------    --------    --------
Net Sales                                           $124,501    $101,869    $250,300    $205,473
Cost of Products Sold                                 77,209      64,196     154,836     129,208
                                                    --------    --------    --------    --------

 Gross Profit                                         47,292      37,673      95,464      76,265
Engineering, Selling and Administrative Expenses      35,128      28,692      70,821      58,801
                                                    --------    --------    --------    --------
 Operating Earnings from Continuing Operations        12,164       8,981      24,643      17,464
Other Expense  (Income)
  Net interest expense                                 2,916       2,681       5,654       5,519
  Amortization of intangible assets                      884       1,280       2,045       2,535
  Other - net                                          1,213          90       1,414         151
                                                    --------    --------    --------    --------
 Earnings from Continuing Operations Before
  Income Tax Expense                                   7,151       4,930      15,530       9,259
Income Tax Expense                                     2,513       1,633       5,451       3,034
                                                    --------    --------    --------    --------
 Earnings from Continuing Operations                   4,638       3,297      10,079       6,225
Discontinued Operations, net of income taxes
  Earnings from operations previously credited
    to reserve for estimated loss on disposition           -           -           -        (348)
Extraordinary Loss from Early Extinguishment
 of Debt, net of income taxes of $2,423              (4,920)          -      (4,920)           -
                                                    --------    --------    --------    --------
 Net Earnings (Loss)                                $  (282)    $  3,297    $  5,159    $  5,877
                                                    ========    ========    ========    ========
Earnings (Loss) Per Share
  Continuing Operations                             $  0.34   $    0.25   $    0.74   $    0.47
  Discontinued Operations                                 -           -           -       (0.03)
  Extraordinary Loss                                  (0.36)          -       (0.36)          -
                                                    --------    --------    --------    --------
 Net Earnings (Loss) Per Share                      $ (0.02)    $   0.25    $   0.38    $   0.45
                                                    ========    ========    ========    ========
Weighted Average Shares Outstanding (In Thousands)    13,662      13,169      13,642      13,154
                                                    ========    ========    ========    ========
Cash dividends paid per share                       $   0.03    $   0.03    $   0.06    $   0.06
                                                    ========    ========    ========    ========

         See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                              February 28,     August 31,
                                                  1995            1994
                                              ------------     ----------
                                              (Unaudited)

                                                 ASSETS
Current Assets
  Cash and cash equivalents                    $   1,159        $   1,907
  Net accounts receivable                         65,606           64,259
  Net inventories                                 98,626           94,949
  Prepaid expenses                                12,706           13,694
                                               ---------        ---------
    Total Current Assets                         178,097          174,809

Other Assets                                       6,466            6,390
Goodwill                                          55,941           56,708
Other Intangibles                                 10,923           11,750
Net Property, Plant and Equipment                 66,093           67,745
                                               ---------        ---------

Total Assets                                   $ 317,520        $ 317,402
                                               =========        =========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term borrowings                        $  17,490        $  14,707
  Trade accounts payable                          33,466           35,219
  Accrued compensation and benefits               14,499           16,335
  Income taxes payable                             5,836            8,190
  Current maturities of long-term debt            41,231           10,792
  Other current liabilities                       20,231           16,722
                                               ---------        ---------
    Total Current Liabilities                    132,753          101,965

Long-Term Debt, less current maturities           40,350           77,956
Deferred Income Taxes                             15,697           16,768
Other Deferred Liabilities                        14,482           13,402

Shareholders' Equity
  Common stock, $.20 par value, authorized
   40,000,000 shares, issued and outstanding
   13,278,780 and 13,152,454 shares,
   respectively                                    2,683            2,630
  Additional paid-in capital                      25,513           23,648
  Retained earnings                               80,165           75,802
  Cumulative translation adjustments               5,877            5,231
                                               ---------        ---------
Total Shareholders' Equity                       114,238          107,311
                                               ---------        ---------

Total Liabilities and Shareholders' Equity     $ 317,520        $ 317,402
                                               =========        =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                             Six Months Ended February 28,
                                                                            ------------------------------
                                                                              1995                  1994
                                                                            --------               -------
OPERATING ACTIVITIES
Net Earnings                                                                $  5,159               $ 5,877
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Non-cash charge - Extraordinary loss on debt extinguishment                4,920                    -
    Depreciation and amortization                                              9,409                 9,825
    Provision for deferred taxes                                              (1,071)               (1,331)
    Changes in operating assets and liabilities, excluding
      the effects of business acquisitions and disposals:
            Accounts receivable                                               (5,564)               (7,015)
            Inventories                                                       (3,554)               (3,892)
            Prepaid expenses and other assets                                    119                   693
            Trade accounts payable                                            (1,946)                2,729
            Other liabilities                                                 (1,781)               (4,121)
            Income taxes payable                                              (2,434)               (1,555)
                                                                            --------               -------
Net Cash Provided by Operating Activities                                      3,257                 1,210

INVESTING ACTIVITIES
    Proceeds from sale of property, plant and equipment                           51                   892
    Additions to property, plant and equipment                                (5,761)               (6,071)
    Cash used for business acquisitions                                         (699)               (1,534)
    Other                                                                        158                     3
                                                                            --------               -------
Net Cash Used in Investing Activities                                         (6,251)               (6,710)

FINANCING ACTIVITIES
    Net repayments of long-term debt                                            (650)               (8,266)
    Net borrowings under short-term credit facilities                          3,738                 1,572
    Net commercial paper (repayments) borrowings                              (7,038)                4,781
    Addition to accounts receivable financed                                   5,000                    -
    Dividends paid on common stock                                              (796)                 (782)
    Exercise of stock options                                                  1,918                   316
                                                                            --------               -------
Net Cash Provided by (Used in) Financing Activities                            2,172                (2,379)
Effect of Exchange Rate Changes on Cash                                           74                     6
                                                                            --------               -------

Net Cash Used in Continuing Operations                                          (748)               (7,873)

DISCONTINUED OPERATIONS ACTIVITIES
    Proceeds from sale of Datafile                                                -                  6,222
    Other                                                                         -                  1,011
                                                                            --------               -------
Net Cash Provided by Discontinued Operations                                      -                  7,233
                                                                            --------               -------
Net Decrease in Cash and Cash Equivalents                                       (748)                 (640)

Cash and Cash Equivalents - Beginning of Period                                1,907                 1,320
                                                                            --------               -------
Cash and Cash Equivalents - End of Period                                   $  1,159               $   680
                                                                            ========               =======

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist of only those of a recurring nature, other than the extraordinary charge discussed in Note D - "Extraordinary Charge" and the foreign currency exchange loss discussed in Note E - "Foreign Currency Exchange Loss". Operating results for the three and six months ended February 28, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1995.


NOTE B - DISCONTINUED OPERATIONS
The Company completed the sale of certain assets of Wright Line's Datafile business in October, 1993. A short time later, Wright Line sold its Tapeseal product line to a third party. In the second quarter of fiscal 1994, the Company announced its decision to retain the remaining Wright Line business, which had been included in discontinued operations since the third quarter of 1992. For further information, refer to Note B - "Discontinued Operations" in Notes to Consolidated Financial Statements in the Company's 1994 Annual Report on Form 10-K.


NOTE C - ACQUISITIONS
On September 2, 1994, the Company acquired the assets of its master distributor in Brazil for $699 in cash (the "Brazil Acquisition"). Approximately $365 of the purchase price was assigned to goodwill. The operating results of the new entity, subsequent to its acquisition, are included in the Condensed Consolidated Statement of Earnings.

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


NOTE D - EXTRAORDINARY CHARGE
During the quarter ended February 28, 1995, the Company recorded an extraordinary loss of $4,920 ($.36 per share) in anticipation of the March 30, 1995 extinguishment of $64,350 of 9.92% Senior Unsecured Notes. The pre-tax extraordinary loss of $7,343 is comprised of a make whole provision of $4,050, costs associated with the cancellation of underlying interest rate swap agreements of $3,047, and the write-off of deferred finance costs of $246.

The funds used to retire the debt and pay the make whole obligation were obtained from new borrowings under a temporary $40,000 expansion of an existing revolving credit facility. The new borrowings are subject to the same terms, rates and covenants as the existing $40,000 multicurrency revolver, except that the new $40,000 credit expansion expires August 31, 1995. In conjunction with the refinancing, the Company entered into interest rate caps on a notional $60,000 in borrowings that limits the maximum applicable base rate (three month LIBOR) to 8.0%. Currently the Company incurs interest at .3% - .45% above three month LIBOR. The interest rate caps expire in March, 1997. The Company anticipates securing permanent financing prior to the end of the current fiscal year, August 31, 1995.

NOTE E - FOREIGN CURRENCY EXCHANGE LOSS
Earnings from continuing operations for the three and six months ended February 28, 1995 include a $1.3 million foreign currency exchange loss ($.06 per share, after tax) for the recent devaluation of the Mexican peso. Applied Power S.A. de C.V., the Company's Mexican subsidiary, had certain U.S. dollar denominated liabilities which were impacted by the devaluation. During the second quarter, the Company restructured various financial obligations of its Mexican subsidiary to reduce the earnings impact of any potential further devaluation of the peso.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS
Earnings from continuing operations before extraordinary charges for the second quarter of fiscal 1995 were $4,638, or $.34 per share, compared to $3,297, or $.25 per share recorded in the comparable prior year period. For the first six months of fiscal 1995, earnings from continuing operations before extraordinary charges were $10,079, or $.74 per share, a 62% improvement over comparable prior year earnings of $6,225, or $.47 per share. Excluding a $.06 per share foreign exchange loss related to the devaluation of the Mexican peso (discussed below), net earnings before extraordinary charges for the three and six months ended February 28, 1995 were $5,503 ($.40 per share) and $10,944 ($.80 per share).

- - --------------------------------------------------------------------------------------------------------------
SALES BY SEGMENT                             Three Months Ended                       Six Months Ended
- - --------------------------------------------------------------------------------------------------------------
                                                 February 28,                           February 28,
- - --------------------------------------------------------------------------------------------------------------
                                      1995          1994        CHANGE       1995          1994        CHANGE
- - --------------------------------------------------------------------------------------------------------------
Distributed Products Group            $  62,112     $  52,696      18%       $124,852      $106,285       17%
Engineered Solutions Group               46,570        37,770      23%         92,277        75,278       23%
Wright Line                              15,819        11,403      39%         33,171        23,910       39%
- - --------------------------------------------------------------------------------------------------------------
Total                                  $124,501      $101,869      22%       $250,300      $205,473       22%
==============================================================================================================

All of the Company's businesses reported sales increases over the prior year for the three and six month periods ended February 28, 1995. Sales from the Distributed Products Group, which consists of Enerpac and GB Electrical, increased 18% and 17% for the three and six month periods ended February 28, 1995, respectively, 4% of which was the result of favorable foreign currency translation due to the weaker U.S. dollar. The sales increases resulted from improving worldwide economies, new product introductions, the impact of the Brazil Acquisition, and continued geographic expansion into developing markets.

The Engineered Solutions Group, consisting of Barry Controls, Power-Packer and APITECH, reported second quarter and year-to-date sales gains of 23% over the comparable prior year, 4% of which was attributable to favorable foreign currency translation. Strong European cab-tilt and convertible top system sales by Power-Packer, as well as overall improvement in the North American and European transportation and industrial markets were the key contributors.

Wright Line's 39% sales growth was primarily due to the strength of its product offering and distribution effectiveness into the fast growing local area computer network market with its LAN Management System. Also contributing to the increase were new products introduced in the last twelve months, including the Addendum laboratory furniture and Multimedia product lines.

- - --------------------------------------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT                      Three Months Ended                       Six Months Ended
- - --------------------------------------------------------------------------------------------------------------
                                                 February 28,                           February 28,
- - --------------------------------------------------------------------------------------------------------------
                                      1995          1994        CHANGE       1995          1994        CHANGE
- - --------------------------------------------------------------------------------------------------------------
Distributed Products Group            $  26,287     $  22,802      15%      $  52,726     $  46,461       13%
Engineered Solutions Group               13,084        10,487      25%         26,284        20,677       27%
Wright Line                               7,921         4,384      81%         16,454         9,127       80%
- - --------------------------------------------------------------------------------------------------------------
Total                                 $  47,292     $  37,673      26%      $  95,464     $  76,265       25%
==============================================================================================================

The Company's second quarter and year-to-date gross profit increased 26% and 25%, respectively over the comparable prior year periods, primarily attributable to increased sales volume. Favorable manufacturing efficiencies, volume, and product mix at Wright Line and within the Engineered Solutions Group were partially offset by the impact of unfavorable product mix within the Distributed Products Group businesses. The overall impact is an increase in the Company's six month gross profit percentage from 37.1% to 38.1%.

- - --------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES                           Three Months Ended                       Six Months Ended
- - --------------------------------------------------------------------------------------------------------------
                                                 February 28,                           February 28,
- - --------------------------------------------------------------------------------------------------------------
                                      1995          1994        CHANGE       1995          1994        CHANGE
- - --------------------------------------------------------------------------------------------------------------
Engineering                           $   3,883      $   3,181    22%        $   7,605     $   6,266      21%
Selling & Marketing                      20,677         16,971    22%           41,996        35,117      20%
Administration                           10,568          8,540    24%           21,220        17,418      22%
- - --------------------------------------------------------------------------------------------------------------
Total                                 $  35,128      $  28,692    22%        $  70,821     $  58,801      20%
==============================================================================================================

Second quarter and year-to-date operating expenses were 22% and 20% higher than that reported in the comparable prior year periods, respectively.
Approximately $751 and $1,493 of the three and six months increases, respectively, were attributable to favorable foreign currency translation. Engineering expenses increased 22%, reflecting higher new product development expenditures, mostly within the Engineered Solutions Group. The increase in selling and marketing expense was primarily sales volume driven, consisting of incremental commissions, advertising and general selling costs. Administration expense increased due to additional employee benefit, legal, information technology and geographic expansion expenditures. Operating expenses have remained at approximately 28% of sales during the periods presented.

Interest expense for the three and six months ended February 28, 1995 increased over comparable prior year periods due primarily to higher market interest rates.

Amortization expense for the quarter and six months ended February 28, 1995 was $396 and $490 lower than that reported in comparable prior year periods, respectively, due to certain GB Electrical intangible assets becoming fully amortized during the second quarter.

Included under other operating expense - net for both the three and six months ended February 28, 1995, is a $1,331 loss attributable to the recent Mexican peso devaluation. The Company's Mexican subsidiary had certain U.S. dollar denominated liabilities which were impacted by the devaluation. During the second quarter, the Company restructured various financial obligations of its Mexican subsidiary to reduce the earnings impact of any potential further devaluation of the peso.

Included under the caption "Discontinued Operations, net of income taxes" in the Condensed Consolidated Statement of Earnings for the six months ended February 28, 1994 are the earnings of the retained Wright Line operations, which had previously been credited to the discontinued operations reserve. For further information, see Note B - "Discontinued Operations" in Notes to Condensed Consolidated Financial Statements.

The Company recorded an extraordinary loss of $4,920 ($.36 per share) in February, 1995 in anticipation of the March 30, 1995 extinguishment of $64,350 of 9.92% Senior Unsecured Notes. The pre-tax extraordinary loss of $7,343 is comprised of a make whole provision of $4,050, costs associated with the cancellation of underlying interest rate swap agreements of $3,047, and the write-off of deferred finance costs of $246. The refinancing will provide the Company more flexibility as to prepayment and geographic placement of debt, as well as lower interest costs. At February 28, 1995 interest rates and debt levels, the refinancing would benefit the Company's earnings per share by approximately $.12 per year. For further information, refer to Liquidity and Capital Resources below.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $1,159 at February 28, 1995 and $1,907 at August 31, 1994. In order to minimize interest expense, the Company intentionally maintains low cash balances by using available cash to reduce short-term bank borrowings.

Cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $3,257 for the six months ended February 28, 1995, compared to $1,210 for the comparable prior year period. Higher earnings from continuing operations accounted for the majority of the year-over-year operating cash flow increase.

Cash used in investing activities totaled $6,251 for the first six months of 1995, of which $5,761 was used for capital expenditures, and $699 for the Brazil Acquisition.

- - ----------------------------------------------------------------------
TOTAL CAPITALIZATION           February 28, 1995     August 31, 1994
- - ----------------------------------------------------------------------
Shareholders' Equity           $    114,238   50%    $   107,311   47%
Total Debt                           99,071   43%        103,455   45%
Deferred Taxes                       15,697    7%         16,768    8%
- - ----------------------------------------------------------------------
Total                          $    229,006  100%    $   227,534  100%
======================================================================

During the six months ended February 28, 1995, outstanding debt decreased by $4,384, due in part to cash generated from the sale of an additional $5,000 of accounts receivable under the Company's accounts receivable financing program. Debt as a percentage of total capitalization was 43% at February 28, 1995, compared to 45% at August 31, 1994. Dividends of $796 were paid, while the exercise of stock options generated $1,918 of cash.

The Company extinguished all $64,350 of its 9.92% Senior Unsecured Notes on March 30, 1995. The funds used to retire the $64,350 principal amount of debt and disburse make whole payments totaling approximately $4,050, were obtained from new borrowings under a temporary $40,000 expansion of the Company's existing $40,000 multicurrency revolving credit agreement. The new borrowings are subject to the same terms, rates and covenants as the existing $40,000 multicurrency revolver, except that the new $40,000 credit expansion expires August 31, 1995. In conjunction with the refinancing, the Company entered into interest rate caps on a notional $60,000 in borrowings that limits the maximum applicable base rate (three month LIBOR) to 8.0%. Currently the Company incurs interest at .3% - .45% above three month LIBOR. The interest rate caps expire in March, 1997. The Company expects to replace this temporary variable rate financing with a permanent variable rate facility prior to August 31, 1995.

Actual outstanding borrowings under long-term facilities at February 28, 1995 totaled $16,881. The $64,350 of 9.92% Senior Unsecured Notes outstanding at that date were reclassified to "Current maturities of long-term debt" in the Condensed Consolidated Balance Sheet due to the anticipated March 30, 1995 refinancing, with the exception of $23,119 which remained in long-term debt due to the ability to refinance this amount on a long-term basis under the existing $40,000 facility.

In the fourth quarter of fiscal 1993, the Company recorded a $4,355 ($.38 per share) net restructuring charge. Substantially all of such costs had been incurred as of February 28, 1995.

The Company anticipates that the funds generated from operations and available under short-term credit lines will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.

PART II -  OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on January 9, 1995. The only matter voted on by shareholders at the meeting was the election of directors. Each director nominee was elected. The number of votes for each nominee is set forth below:


                                Votes For             Votes Withheld
                          ---------------------     -------------------
Jack L. Heckel              10,960,671 shares         226,124 shares
Richard M. Jones            10,960,018 shares         226,777 shares
Richard A. Kashnow          10,960,671 shares         226,124 shares
L. Dennis Kozlowski         10,954,084 shares         232,711 shares
Richard G. Sim              10,934,731 shares         252,064 shares
Raymond S. Troubh           10,960,211 shares         226,584 shares



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a) See Index to Exhibits on page 13, which is incorporated herein by reference.

   (b) While the Company did not file a Current Report on Form 8-K for the quarter ended February 28, 1995, the Company filed a Current Report on Form 8-K dated March 3, 1995, announcing the refinancing of all $64 million of its 9.92% Senior Unsecured Notes on March 30, 1995, and the recognition of a foreign currency exchange loss due to the recent devaluation of the Mexican peso.

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           APPLIED POWER INC.
                                            (Registrant)



Date:  April 13, 1995                      By: /s/Robert C. Arzbaecher
                                              -----------------------------
                                           Robert C. Arzbaecher
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and duly authorized to sign
                                           on behalf of the registrant)

                               APPLIED POWER INC.

                               INDEX TO EXHIBITS

                        FISCAL 1995 SECOND QUARTER 10-Q


Exhibit
Number                Description                  Page No.
- - ------   -----------------------------------       --------
   4     First Amendment to Revolving
         Credit Agreement, dated February
         28, 1995, between Applied Power
         Inc., Applied Power Finance S.A.,
         and Bank of America Illinois (f/k/a
         Continental Bank), ABN AMRO
         Bank N.V. and PNC Bank,
         National Association (as Lenders)
         and Bank of America Illinois (as
         administrative agent for the lenders)         14

  11     Computation of Earnings Per Share             19

  27     Financial Data Schedule                       20