Form 10-Q
period 1995-05-31
APPLIED POWER INC
filed 1995-07-17
CIK 6955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Mark One
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MAY 31, 1995

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                          COMMISSION FILE NO. 1-11288


                               APPLIED POWER INC.
             (Exact name of Registrant as specified in its charter)


                 WISCONSIN                              39-0168610
                 ---------                              ----------
        (State of incorporation)                 (I.R.S. Employer Id. No.)


                         13000 WEST SILVER SPRING DRIVE
                            BUTLER, WISCONSIN  53007
          MAILING ADDRESS:  P. O. BOX 325, MILWAUKEE, WISCONSIN  53201
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

                          YES    X          NO
                              -------          -------

Number of outstanding shares of Class A Common Stock: 13,350,607 as of June 30, 1995.

The Index to Exhibits appears on Page 13.

                               APPLIED POWER INC.

                                     INDEX


                                                                              Page  No.
                                                                              ---------
PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1 - Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Statement of Earnings -
            Three and Nine Months Ended
            May 31, 1995 and 1994                                                3

         Condensed Consolidated Balance Sheet -
            May 31, 1995 and August 31, 1994                                     4

         Condensed Consolidated Statement of Cash Flows -
            Nine Months Ended May 31, 1995 and 1994                              5

         Notes to Condensed Consolidated Financial Statements                    6

Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            8


PART II - OTHER INFORMATION
- ---------------------------

Item 6 - Exhibits and Reports on Form 8-K                                       11

SIGNATURE                                                                       12
- ---------
12

PART I  - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               APPLIED POWER INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       Three Months Ended         Nine Months Ended
                                                             May 31,                   May 31,
                                                      ---------------------     ---------------------
                                                        1995         1994         1995         1994
                                                      --------     --------     --------     --------
Net Sales                                             $139,353     $111,328     $389,653     $316,801

Cost of Products Sold                                   85,717       68,796      240,553      198,004
                                                      --------     --------     --------     --------

   Gross Profit                                         53,636       42,532      149,100      118,797

Engineering, Selling and Administrative Expenses        39,378       30,338      110,199       89,139
                                                      --------     --------     --------     --------

   Operating Earnings from Continuing Operations        14,258       12,194       38,901       29,658

Other Expense  (Income)
   Net interest expense                                  2,508        2,959        8,162        8,478
   Amortization of intangible assets                       611        1,235        2,656        3,770
   Other - net                                             236           95        1,650          246
                                                      --------     --------     --------     --------
   Earnings from Continuing Operations Before
   Income Tax Expense                                   10,903        7,905       26,433       17,164

Income Tax Expense                                       3,598        2,562        9,049        5,596
                                                      --------     --------     --------     --------

   Earnings from Continuing Operations                   7,305        5,343       17,384       11,568

Discontinued Operations, net of income taxes
   Earnings from operations previously
   credited to reserve for estimated loss
   on disposition                                            -            -            -         (348)

Extraordinary Loss from Early Extinguishment
   of Debt, net of income taxes of $2,423                    -            -       (4,920)           -
                                                      --------     --------     --------     --------

   Net Earnings                                       $  7,305     $  5,343     $ 12,464     $ 11,220
                                                      ========     ========     ========     ========

Earnings (Loss) Per Share
   Continuing Operations                              $   0.53     $   0.40     $   1.27     $   0.87
   Discontinued Operations                                   -            -            -        (0.03)
   Extraordinary Charge                                      -            -        (0.36)           -
                                                      --------     --------     --------     --------

   Net Earnings Per Share                             $   0.53     $   0.40     $   0.91     $   0.85
                                                      ========     ========     ========     ========

Weighted Average Shares Outstanding (In Thousands)      13,764       13,375       13,685       13,233
                                                      ========     ========     ========     ========

Cash dividends paid per share                         $   0.03     $   0.03     $   0.09     $   0.09
                                                      ========     ========     ========     ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                      May 31,              August 31,
                                                       1995                   1994
                                                    -----------            ----------
                                                    (Unaudited)
                               ASSETS

Current Assets
    Cash and cash equivalents                        $  3,243               $  1,907
    Net accounts receivable                            71,958                 64,259
    Net inventories                                   103,483                 94,949
    Prepaid expenses                                   12,075                 13,694
                                                     --------               --------
         Total Current Assets                         190,759                174,809

Other Assets                                            7,208                  6,390
Goodwill                                               55,537                 56,708
Other Intangibles                                      10,691                 11,750
Net Property, Plant and Equipment                      67,061                 67,745
                                                     --------               --------
Total Assets                                         $331,256               $317,402
                                                     ========               ========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Short-term borrowings                            $ 20,040               $ 14,707
    Trade accounts payable                             37,082                 35,219
    Accrued compensation and benefits                  18,622                 16,335
    Income taxes payable                                4,687                  8,190
    Current maturities of long-term debt               38,991                 10,792
    Other current liabilities                          18,289                 16,722
                                                     --------               --------
         Total Current Liabilities                    137,711                101,965

Long-Term Debt, less current maturities                40,350                 77,956
Deferred Income Taxes                                  15,105                 16,768
Other Deferred Liabilities                             14,645                 13,402

Shareholders' Equity
    Common stock, $.20 par value, authorized
       40,000,000 shares, issued and
       outstanding 13,317,057 and 13,152,454
       shares, respectively                             2,693                  2,630
    Additional paid-in capital                         26,255                 23,648
    Retained earnings                                  87,072                 75,802
    Cumulative translation adjustments                  7,425                  5,231
                                                     --------               --------
Total Shareholders' Equity                            123,445                107,311
                                                     --------               --------
Total Liabilities and Shareholders' Equity           $331,256               $317,402
                                                     ========               ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                             Nine Months Ended May 31,
                                                                            --------------------------
                                                                              1995              1994
                                                                            --------          --------
OPERATING ACTIVITIES
- --------------------
Net Earnings From Continuing Operations                                     $ 12,464          $ 11,568
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Non-cash charge - Extraordinary loss on debt extinguishment               4,920                -
     Depreciation and amortization                                            13,749            14,733
     Provision for deferred taxes                                             (1,663)           (2,294)
     Changes in operating assets and liabilities,
        excluding the effects of business acquisitions and disposals:
             Accounts receivable                                              (8,913)           (8,846)
             Inventories                                                      (6,525)           (7,085)
             Prepaid expenses and other assets                                   160             1,530
             Trade accounts payable                                            1,011             3,504
             Other liabilities                                                 3,806             1,347
             Income taxes payable                                             (3,888)               68
                                                                            --------          --------
Net Cash Provided by Operating Activities                                     15,121            14,525

INVESTING ACTIVITIES
- --------------------
     Proceeds on the sale of property, plant and equipment                       595               449
     Additions to property, plant and equipment                              (10,618)           (9,068)
     Cash used for business acquisitions                                        (699)           (2,446)
     Other                                                                       151                97
                                                                            --------          --------
Net Cash Used in Investing Activities                                        (10,571)          (10,968)

FINANCING ACTIVITIES
- --------------------
     Extinguisment of private placement debt                                 (64,350)               -
     Make-whole provision - extinguishment                                    (3,960)               -
     Net borrowings (repayments) under credit agreements                      58,356            (8,801)
     Net borrowings (repayments) on short-term credit facilities               5,733            (4,976)
     Net commercial paper (repayments) borrowings                             (5,691)            4,969
     Addition to accounts receivable financed                                  5,000                -
     Dividends paid on common stock                                           (1,194)           (1,174)
     Stock options exercised                                                   2,670             1,047
                                                                            --------          --------
Net Cash Used in Financing Activities                                         (3,436)           (8,935)
Effect of Exchange Rate Changes on Cash                                          222                38
                                                                            --------          --------
Net Cash Provided By (Used in) Continuing Operations                           1,336            (5,340)

DISCONTINUED OPERATIONS ACTIVITIES
- ----------------------------------
     Proceeds from sale of Datafile                                               -              6,222
     Other                                                                        -                663
                                                                            --------          --------
Net Cash Provided by Discontinued Operations                                      -              6,885
                                                                            --------          --------
Net Increase in Cash and Cash Equivalents                                      1,336             1,545

Cash and Cash Equivalents - Beginning of Period                                1,907             1,320
                                                                            --------          --------
Cash and Cash Equivalents - End of Period                                   $  3,243          $  2,865
                                                                            ========          ========

      See accompaning Notes to Condensed Consolidated Financial Statements

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist of only those of a recurring nature, other than the extraordinary charge discussed in Note D - "Extraordinary Charge" and the foreign currency exchange loss discussed in Note E - "Foreign Currency Exchange Loss". Operating results for the three and nine months ended May 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1995.


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


NOTE D - EXTRAORDINARY CHARGE
During the quarter ended February 28, 1995, the Company recorded an extraordinary loss of $4,920 ($.36 per share) in anticipation of the March 30, 1995 extinguishment of $64,350 of 9.92% Senior Unsecured Notes. The pre-tax extraordinary loss of $7,343 is comprised of an estimated make whole provision of $4,050, costs associated with the cancellation of underlying interest rate swap agreements of $3,047, and the write-off of deferred finance costs of $246.

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

NOTE E - FOREIGN CURRENCY EXCHANGE LOSS
Earnings from continuing operations for the three and nine months ended May 31, 1995 include a $1.3 million foreign currency exchange loss ($.06 per share, after tax) for the devaluation of the Mexican peso. Applied Power S.A. de C.V., the Company's Mexican subsidiary, had certain U.S. dollar denominated liabilities which were impacted by the devaluation. During the second quarter, the Company restructured various financial obligations of its Mexican subsidiary to reduce the earnings impact of any potential further devaluation of the peso.

NOTE F - SUBSEQUENT EVENT
The Company acquired all of the outstanding stock of New England Controls, Inc. ("NECON") on June 28, 1995 for approximately $2.1 million in cash. NECON, based in Milford, Connecticut, is a manufacturer of electrical switches.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS
The Company reported record sales and earnings for the quarter ended May 31, 1995. Earnings from continuing operations before extraordinary charges were $7,305, or $.53 per share, compared to $5,343, or $.40 per share, recorded in the comparable prior year period. For the first nine months of fiscal 1995, earnings from continuing operations before extraordinary charges were $17,384, or $1.27 per share, a 50% improvement over the comparable prior year earnings of $11,568, or $.87 per share.


- -------------------------------------------------------------------------------------------------------------
SALES BY SEGMENT                            Three Months Ended                        Nine Months Ended
- -------------------------------------------------------------------------------------------------------------
                                                  May 31,                                 May 31,
- -------------------------------------------------------------------------------------------------------------
                                       1995        1994        CHANGE          1995        1994        CHANGE
- -------------------------------------------------------------------------------------------------------------
Distributed Products Group              $69,257     $55,960       24%          $194,109    $162,245       20%
Engineered Solutions Group               52,555      43,815       20%           144,832     119,093       22%
Wright Line                              17,541      11,553       52%            50,712      35,463       43%
- -------------------------------------------------------------------------------------------------------------
Total                                  $139,353    $111,328       25%          $389,653    $316,801       23%
=============================================================================================================

Third quarter sales were the strongest of the fiscal year, with a 25% increase over the comparable period last year. Geographically, all regions exhibited strong double-digit sales growth rates, including Japan. Sales from the Distributed Products Group, which consists of Enerpac and GB Electrical, increased 24% and 20% for the three and nine month periods ended May 31, 1995, respectively. Excluding the impact of favorable foreign currency translation due to the weaker U.S. dollar, Distributed Products Group sales increased 19% and 16% for the three and nine month periods. This sales growth results from stronger worldwide economies, new product introductions, the impact of the Brazil Acquisition, and continued geographic expansion into developing markets.

The Engineered Solutions Group, consisting of Barry Controls, Power-Packer and APITECH, reported third quarter and year-to-date sales gains of 20% and 22% over the comparable prior year periods. Excluding the impact of favorable foreign currency translation, sales increased 13% and 16% for the three and nine month periods. Strong European cab-tilt and convertible top system sales by Power-Packer, as well as overall improvement in the North American and European transportation and industrial markets were the key contributors.

Wright Line's sales increased 52% in the third quarter, bringing its year-to-date sales growth to 43% over the first nine months of fiscal 1994. The growth was primarily due to the strength of its product offering and distribution effectiveness into the fast growing local area computer network market with its LAN Management System. Also contributing were new products, including the Addendum laboratory furniture and MediaLinx product lines.


- -------------------------------------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT                     Three Months Ended                        Nine Months Ended
- -------------------------------------------------------------------------------------------------------------
                                                  May 31,                                 May 31,
- -------------------------------------------------------------------------------------------------------------
                                       1995        1994        CHANGE          1995        1994        CHANGE
- -------------------------------------------------------------------------------------------------------------
Distributed Products Group             $29,790     $24,732        20%          $82,516     $71,194        16%
Engineered Solutions Group              15,221      12,259        24%           41,505      32,935        26%
Wright Line                              8,625       5,541        56%           25,079      14,668        71%
- -------------------------------------------------------------------------------------------------------------
Total                                  $53,636     $42,532        26%         $149,100    $118,797        26%
=============================================================================================================

Gross profit increased 26% over the prior year for both the three and nine month periods ending May 31, 1995, attributable to the corresponding increases in sales volume. Favorable manufacturing efficiencies, volume and product mix at Wright Line and within the Engineered Solutions Group were partially offset by the impact of unfavorable product mix within the Distributed Products Group businesses. The overall impact is an increase in the Company's nine month gross profit percentage from 37.5% to 38.3%.

- -------------------------------------------------------------------------------------------
OPERATING EXPENSES            Three Months Ended                   Nine Months Ended
- -------------------------------------------------------------------------------------------
                                    May 31,                              May 31,
- -------------------------------------------------------------------------------------------
                          1995        1994      CHANGE        1995         1994      CHANGE
- -------------------------------------------------------------------------------------------
Engineering             $ 4,223     $ 3,727       13%       $ 11,828     $ 9,993       18%
Selling & Marketing      23,054      17,754       30%         65,050      52,871       23%
Administration           12,101       8,857       37%         33,321      26,275       27%
- -------------------------------------------------------------------------------------------
Total                   $39,378     $30,338       30%       $110,199     $89,139       24%
===========================================================================================

Third quarter and year-to-date operating expenses were 30% and 24% higher than that reported in the comparable prior year periods, respectively.
Approximately $1,615 and $3,108 of the three and nine month increases, respectively, were attributable to foreign currency translation. Engineering expenses for the first nine months of the current fiscal year were 18% higher than the prior year, reflecting increased new product development expenditures, mostly within the Engineered Solutions Group. The increase in selling and marketing expense was primarily sales volume driven, consisting of incremental commissions, advertising and general selling costs. Administration expense increased due to additional employee benefit, legal, information technology and geographic expansion expenditures. The Company continued selective personnel reductions in Enerpac's European operations, and transferred the Vlier business unit to the Barry Controls facility in Brighton, Massachusetts. Related costs in the third quarter of Fiscal 1995 totaled $1.6 million, $1.1 million of which was included in administration expense. Operating expenses have remained at approximately 28% of sales during the comparative nine months periods.

Interest expense for the three and nine months ended May 31, 1995 was lower than the comparative prior year periods as a result of lower interest rates, resulting from the refinancing (see Liquidity and Capital Resources) and lower outstanding indebtedness.

Amortization expense for the three and nine month periods ended May 31, 1995 was significantly less than the prior year due to certain GB Electrical intangible assets becoming fully amortized during the second quarter of fiscal 1995.

The Company recognized a $1,331 foreign currency loss in the second quarter of fiscal 1995 attributable to the devaluation of the Mexican peso. The Company's Mexican subsidiary had certain U.S. dollar denominated liabilities which were impacted by the devaluation. The resulting loss is included in "Other - net" in the accompanying Condensed Consolidated Statement of Earnings. The Company restructured various financial obligations of its Mexican subsidiary to reduce the earnings impact of any potential further devaluation of the peso.

Included under the caption "Discontinued Operations, net of income taxes" in the Condensed Consolidated Statement of Earnings for the nine months ended May 31, 1994 are the earnings of the retained Wright Line operations for the first quarter of fiscal 1994, which had previously been credited to the discontinued operations reserve. For further information, see Note B - "Discontinued Operations" in Notes to Condensed Consolidated Financial Statements.

The Company recorded an extraordinary loss of $4,920 ($.36 per share) in February, 1995 in anticipation of the March 30, 1995 extinguishment of $64,350 of 9.92% Senior Unsecured Notes. The pre-tax extraordinary loss of $7,343 is comprised of an estimated make whole provision of $4,050, costs associated with the cancellation of the underlying interest rate swap agreements of $3,047, and the write-off of deferred finance costs of $246. The refinancing will provide the Company with more flexibility as to repayment and geographic placement of debt, as well as lower interest costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,243 at May 31, 1995 and $1,907 at August 31, 1994. In order to minimize interest expense, the Company intentionally maintains low cash balances by using available cash to reduce short-term bank borrowings.

Cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $15,121 and $14,525 for the three month periods ended May 31, 1995 and 1994, respectively. Approximately $29,470 of cash was generated from earnings and non-cash charges during the nine months ended

May 31, 1995, which was reduced by $15,438 of increases in inventory and receivables attributable to business expansion.

Capital expenditures totaled $10,618 and $9,068 for the nine month periods ended May 31, 1995 and 1994, respectively. In June, 1995, Wright Line began construction of an addition to its facility in Worcester, Massachusetts which will house a new paint line system. Estimated costs are slightly over $4.0 million for this project, which is expected to be completed by January 1, 1996.

- --------------------------------------------------------------------------------
TOTAL CAPITALIZATION                May 31, 1995              August 31, 1994
- --------------------------------------------------------------------------------
Shareholders' Equity                $123,445     52%          $107,311     47%
Total Debt                            99,381     42%           103,455     46%
Deferred Income Taxes                 15,105      6%            16,768      7%
- --------------------------------------------------------------------------------
Total                               $237,931    100%          $227,534    100%
================================================================================

During the nine months ended May 31, 1995, total debt decreased by $4,074, due in part to cash generated from the sale of an additional $5,000 of accounts receivable under the Company's accounts receivable financing program. Debt as a percentage of total capitalization declined to 42% at the end of the quarter, compared to 46% at the beginning of the current fiscal year. Dividends of $1,194 were paid, while the exercise of stock options generated an additional $2,670 of cash.

The Company extinguished all $64,350 of its 9.92% Senior Unsecured Notes on March 30, 1995. The funds used to retire the $64,350 of debt and disburse make whole payments totaling approximately $3,960 were obtained from new borrowings under a temporary $40,000 expansion of the Company's existing $40,000 multicurrency revolving credit agreement. The new borrowings are subject to the same terms, rates and covenants as the existing $40,000 multicurrency revolver, except that the new $40,000 credit expansion expires August 31, 1995. The Company expects to replace the temporary variable rate financing with a permanent variable rate facility prior to August 31, 1995. In conjunction with the refinancing, the Company entered into interest rate caps on a notional $60,000 in borrowings that limits the maximum applicable base rate (three month LIBOR) to 8.0%. Currently, the Company incurs interest at .3% - .45% above three month LIBOR. The interest rate caps expire in March, 1997.

The Company anticipates that the funds generated from operations and available under short-term credit lines will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.

PART II -  OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) See Index to Exhibits on page 13, which is incorporated herein by reference.

(b) The Company filed a Current Report on Form 8-K dated March 3, 1995, announcing the refinancing of all $64 million of its 9.92% Senior Unsecured Notes on March 30, 1995, and the recognition of a foreign currency exchange loss due to the recent devaluation of the Mexican peso.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                           APPLIED POWER INC.
                                                           ------------------
                                                              (Registrant)



Date:  July 14, 1995                                       By: /s/Robert C. Arzbaecher
                                                               -----------------------
                                                           Robert C. Arzbaecher
                                                           Vice President and
                                                           Chief Financial Officer
                                                           (Principal Financial Officer
                                                           and duly authorized to sign
                                                           on behalf of the registrant)

                              APPLIED POWER INC.

                              INDEX TO EXHIBITS

                        FISCAL 1995 THIRD QUARTER 10-Q


Exhibit
Number                            Description                           Page No.
- -------           --------------------------------------------          --------
  11              Computation of Earnings Per Share                        14
  27              Financial Data Schedule                                  15