Form 10-K
period 1995-08-31
APPLIED POWER INC
filed 1995-11-16
CIK 6955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1995

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                   TO                   .

                          COMMISSION FILE NO. 1-11288

                               APPLIED POWER INC.
             (Exact name of Registrant as specified in its charter)

                 WISCONSIN                                        39-0168610
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

           CLASS A COMMON STOCK,                           NEW YORK STOCK EXCHANGE
          $.20 PAR VALUE PER SHARE               (Name of each exchange on which registered)
           (Title of each class)

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of October 31, 1995, the aggregate market value of Common Stock held by non-affiliates was approximately $413.4 million, and there were 13,408,190 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 11, 1996 are incorporated by reference into
Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Company's operations are divided into three business segments:

Distributed Products
     Enerpac.........................   Hydraulic high force tools, production automation
                                        components and accessories.
     GB Electrical...................   Electrical contractor tools, consumable products for
                                        electrical construction, repair and remodeling.
Engineered Solutions
     Power-Packer....................   Hydraulic actuation systems for the transportation,
                                        medical equipment and agricultural equipment markets.
     APITECH.........................   Electro-hydraulic control valves and systems for
                                        transportation and mobile equipment manufacturers.
     Barry Controls..................   Standard and engineered shock, vibration and noise
                                        reduction components and systems.
Wright Line..........................   Technical furniture solutions for offices and
                                        laboratories.

     Financial information by segment and geographic area, as well as information related to export sales, is included in Note M -- "Segment Information" in Notes to Consolidated Financial Statements, which is included as part of Item 8 of Part II of this report and is incorporated herein by reference.

     All numbers in the report are in thousands of US Dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS SEGMENTS

DISTRIBUTED PRODUCTS

     Distributed Products, which includes Enerpac and GB Electrical, is engaged in the manufacture and distribution of tools and consumables to the construction, retail and general industrial markets. Products are generally distributed through wholesale and retail distributors. Both Distributed Products businesses supply approximately 5,000 SKU's each to a broad customer base. Geographic expansion offers a source of growth potential for the Distributed Products businesses.

ENERPAC

     Enerpac is involved in the design, manufacture and sale, on a worldwide basis, of labor and cost saving products and systems for industrial and construction operations. The products can be grouped into three product lines: high force tools, production automation, and specially engineered or complementary systems.

     Enerpac's high force tool line consists of approximately 5,000 products that are used extensively in general industrial and construction applications. These hydraulic products allow users to apply controlled force and motion that increase productivity and make work safer and easier to perform. Hydraulic pumps, valves, cylinders and presses, as well as more specialized tools such as pipe benders, torque wrenches and electronically-controlled lifting systems are examples of Enerpac's high force tools.

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

     In addition to its line of high force tools and production automation products, Enerpac custom engineers and assembles equipment and special modified products that are sold directly to original equipment manufacturers ("OEMs").

     Enerpac has engineering, manufacturing and warehousing operations in the United States, the Netherlands, Mexico, France, South Korea and Japan, with sales and service operations in a number of other countries. The manufacturing operations in the Netherlands were recently consolidated into the United States, with the Netherlands' location primarily serving as a European warehouse. Products are primarily distributed through a worldwide network of over 2,500 independent distributors as well as directly to certain OEM customers. Enerpac believes its strengths include the breadth of its product line, large distribution network, long operating history, reputation and technical expertise.

GB ELECTRICAL

     As a result of niche acquisitions, new product introductions, strong customer service and its expansion into new markets, GB Electrical has tripled its sales since being acquired by the Company in 1988. It has completed three acquisitions between October, 1993 and September, 1995, including Palmer Industries (a manufacturer of plastic and metal staples), New England Controls (an electrical switch manufacturer) and Vision Plastics (a plastic cable tie manufacturer). GB's major product groups include the following: tools and accessories used in industrial, commercial and residential construction, remodeling and maintenance; wire connectors and other wire termination devices; conduit fishing and pulling systems; conduit benders; fastening devices (including cable ties and plastic staples); digital and analog multitesters; and electrical switches.

     GB's products are sold through electrical wholesale distributors and mass merchandisers. This network includes approximately 4,000 electrical wholesale accounts as well as merchandisers including Sears, Ace Hardware, Builders Square, Payless Cashways, Wal-Mart, The Home Depot, Cotter & Co. and other major chains, which in total represent over 20,000 consumer outlets.

     GB operates manufacturing facilities in Wisconsin, Minnesota, North Carolina, California and Connecticut. GB's products are primarily distributed through its International Distribution Center located in Milwaukee, Wisconsin as well as a number of independent warehouses located throughout the United States. Although the majority of its business is generated in the United States, GB is aggressively pursuing opportunities in Canada, Mexico, Latin America and Asia.

ENGINEERED SOLUTIONS

     Engineered Solutions, consisting of Power-Packer, APITECH and Barry Controls, focuses on developing and marketing value-added solutions for OEMs in the transportation, construction, aerospace, defense and industrial markets. Technical sales force members from each of the Engineered Solutions units often work together to develop and market Engineered Solutions products in one technology solution package. These value-added technology solutions offer cost-effective systems to meet the needs of Engineered Solutions' global customer base.

POWER-PACKER

     Power-Packer custom designs hydraulic systems and components for OEM customers in the transportation, medical equipment and agricultural equipment markets. Although its principal engineering and assembly operations are based in the United States and the Netherlands, Power-Packer also markets its products throughout Europe, Japan, South Korea, South America and North America. The majority of its products are sold direct by its technically-trained sales force.

     Power-Packer has three primary product applications in the transportation industry: the cab-tilt system, the air suspension system and the convertible top actuation system. The cab-tilt system is installed on heavy-duty, cab-over-engine trucks and tilts and retracts the cab for engine inspection and maintenance. The systems are customized to meet the needs of individual truck manufacturers which include virtually all of the major manufacturers of cab-over-engine trucks in the United States and Western Europe. Power-Packer also markets its cab-tilt systems in Japan through a license agreement. Air suspension systems improve the ride characteristics of trucks, enhance driver comfort and safety while reducing cab maintenance costs. Power-Packer has also developed a leading position in supplying electrically powered hydraulic actuator systems for convertible automobile tops. These systems, which are shipped to automotive OEMs fully assembled and tested, are presently used on many car models in Europe and the United States.

     Power-Packer supplies self-contained hydraulic actuators to medical equipment manufacturers that provide portable patient lifting and positioning capability for institutional or home use. Other manually operated products are supplied for hospital bed height adjustment. It also produces power driven systems, in some cases combined with fully integrated microprocessor control, to expand the multi-function capability of beds and examination tables.

APITECH

     The Company formed APITECH to develop and market products that combine electronic control with hydraulic technologies to increase the control, safety and performance of end-user products. APITECH employs advanced electronic and software technology in its modular line of products, including electro-hydraulic control valves, microprocessor-based control circuitry, sensors and software. These products can be adapted to customers' control situations and span broad application areas without extensive redesign. The Company has a patented digital electro-hydraulic valve, marketed under the Pulsar ValveTM name, which can be directly controlled by a microprocessor to deliver performance comparable to servo valve technology at a significantly lower cost.

     The Company markets APITECH products to a diversified mix of customers, primarily OEMs. The highest demand for electro-hydraulic APITECH products occurs in the off-highway mobile market, the on-highway transportation and maintenance vehicle market and the automotive market. In the off-highway market, APITECH's customers include John Deere, Hameck, F.W. McConnell, Palfinger, Snorkel and Altec. In the on-highway maintenance market, major state and municipal road fleets in the United States and Canada use APITECH's salt and sand spreader control products. In the automotive market, APITECH supplies small fast valves to GM Delphi that are part of the system that provides a semi-active suspension capability in certain Cadillac models. Sales to GM Delphi are a significant portion of APITECH's business.

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

BARRY CONTROLS

     Barry Controls was acquired by Applied Power in 1989, along with Wright Line, in conjunction with the acquisition of Barry Wright Corporation. Barry Controls is engaged in the business of custom designing, manufacturing and marketing engineered products and systems that reduce vibration, shock and structure-borne noise. Products for the commercial aerospace and defense markets include engine vibration isolators for aircraft and vibration and shock isolators for defense and aerospace applications. Industrial products represent an important part of Barry Controls' business, and include vibration isolators and noise dampening components for a variety of applications including computers, appliances, power tools, industrial equipment, heavy trucks, farm and construction equipment and many other diverse applications.

     Principal markets and customers served include OEMs of many types of machinery and equipment, (including computers), aircraft manufacturers, commercial airlines, defense and aerospace contractors, and users of equipment requiring noise or vibration reduction. Products are distributed through its sales engineers, independent sales engineering representatives and specialized distributors. Barry Controls' products are manufactured in two locations in the United States as well as in England.

WRIGHT LINE

     In the second quarter of 1994, the Company announced its decision to retain the remaining Wright Line business, which had been held for sale and included in discontinued operations since the third quarter of 1992. For further information, refer to Note B -- "Discontinued Operations" in Notes to Consolidated Financial Statements.

     During the past three years, Wright Line has shifted its strategy to respond to the application and storage demands posed by new and fast changing markets, including Local Area Networks (LAN's), multi-media, engineering test and development and scientific laboratory markets. Its customers require efficient and flexible work centers and equipment for professionals. In addition to these fast growing markets, Wright Line continues to provide cabinets, workstations and work surfaces used in the computerized office.

     Wright Line products are primarily sold through its direct sales force in the United States, in addition to a network of independent distributors and value-added resellers. Its products are marketed in foreign markets through direct salespeople, sales representatives and dealers, depending on the country. Products are primarily sold to commercial and governmental end-users. Sales to the government, which have averaged approximately 30% of total Wright Line net sales over the past three years, are made pursuant to a contract between Wright Line and the US Government's General Services Administration.

COMPETITION

     The Company competes on the basis of product design, quality, availability, performance, customer service and price. The Company believes that its technical skills, global presence, shared technology base, close working relationships with customers as well as its patents bolster its competitive position.

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

RESEARCH AND DEVELOPMENT

     The Company maintains engineering staffs at several locations, which design new products and make improvements to existing product lines. Expenditures for research and development, which constitute a portion of the Company's engineering expense, were $8,725, $7,446 and $5,878 in fiscal years 1995, 1994 and 1993, respectively. Substantially all research, development and product improvement expenditures are Company funded.

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

ORDER BACKLOGS AND SEASONALITY

     At August 31, 1995, the Company had approximately $88,200 in backlog orders, compared to approximately $81,200 at August 31, 1994. Substantially all orders are expected to be completed prior to August 31, 1996. The Company's sales are subject to minor seasonal fluctuations, with second quarter sales traditionally being the lowest of the year.

EMPLOYEE RELATIONS

     As of August 31, 1995, Applied Power employed 2,840 people on a full-time basis, none of which are subject to a collective bargaining agreement. In general, the Company enjoys good relationships with its employees.

ENVIRONMENTAL COMPLIANCE

     The Company has facilities at numerous geographic locations, which are subject to a range of environmental laws and regulations. Compliance with these laws has, and will require expenditures on a continuing basis. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company has been identified by the United States Environmental Protection Agency as a "Potentially Responsible Party" regarding seven multi-party Superfund sites. Based on its investigations, the Company believes it is a de minimis participant in each case, and that any liability which may be incurred as a result of its involvement with such Superfund sites, taken together with its expenditures for environmental compliance, will not have a material adverse effect on its financial position. Liabilities are recorded when environmental remediation is probable, and the costs can be reasonably estimated. Environmental remediation accruals of $573 and $567 were included in the Consolidated Balance Sheet at August 31, 1995 and 1994, respectively. For further information, refer to Note N -- "Contingencies and Litigation" in Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

     The following table summarizes the principal manufacturing, warehouse and office facilities owned or leased by the Company:

                       LOCATION AND BUSINESS                          SIZE (SQ. FEET)    OWNED/LEASED
-------------------------------------------------------------------   ---------------    ------------
DISTRIBUTED PRODUCTS
Enerpac
  Columbus, Wisconsin..............................................       130,000         Leased
  Veenendaal, Netherlands..........................................        97,000          Owned
  Pachuca, Mexico..................................................        69,000         Leased
  Troyes, France...................................................        67,000         Leased
  Tokyo, Japan.....................................................        45,000         Leased
  Seoul, South Korea...............................................        22,000         Leased
GB Electrical
  Glendale, Wisconsin..............................................       239,000         Leased
  Matthews, North Carolina.........................................        33,000          Owned
  Alexandria, Minnesota............................................        25,000          Owned
  Milford, Connecticut.............................................        11,000          Owned
  San Diego, California............................................        21,000          Owned
ENGINEERED SOLUTIONS
Power-Packer
  Oldenzaal, Netherlands...........................................        74,000          Owned
  Westfield, Wisconsin.............................................        48,000         Leased
APITECH
  Butler, Wisconsin................................................        48,000         Leased
Barry Controls
  Brighton, Massachusetts..........................................       227,000         Leased
  Burbank, California..............................................       126,000         Leased
  Hersham, England.................................................        39,000         Leased
WRIGHT LINE
  Worcester, Massachusetts.........................................       225,000          Owned

     In addition to these properties, the Company utilizes a number of smaller facilities in South Korea, Spain, Italy, Canada, Brazil, France, Germany, Australia, Russia, Singapore, India, China, the United Kingdom and the United States. The Company's headquarters are based in a 68,000 square foot leased office facility in Butler, Wisconsin, which is also utilized by Enerpac and Power-Packer.

     The Company's strategy is to lease properties when available and economically advantageous. Leases for the majority of the Company's facilities include renewal options. For additional information, see Note H -- "Leases" in Notes to Consolidated Financial Statements. The Company believes its current properties are well maintained and in general, are adequately sized to house existing operations. The Company is currently making additions to the Wright Line facility in Worcester which are expected to be completed within the next year. The Company intends to construct, lease or acquire a larger manufacturing and warehousing facility in South Korea within the next two years to support its expansion in that emerging market. Funding for this project is expected to come from operating cash flow.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all of the executive officers of the Company are listed below.

             NAME                AGE                            POSITION
------------------------------   ---    --------------------------------------------------------
Richard G. Sim................   51     Chairman, President and Chief Executive Officer;
                                        Director
William J. Albrecht...........   44     Senior Vice President, Engineered Solutions
Robert G. Deuster.............   45     Senior Vice President, Distributed Products
Gustav H.P. Boel..............   52     Vice President, President of Enerpac
Philip T. Burkart.............   38     Vice President, President of Wright Line Inc.
Theodore M. Lecher............   44     Vice President, President GB Electrical, Inc.
Robert C. Arzbaecher..........   35     Vice President, Chief Financial Officer
Louis E. Font.................   42     Vice President, Human Resources
Dale A. Knutson...............   63     Vice President, Technology
Philip M. Van Praag...........   49     Vice President, Chief Information Officer
Douglas R. Dorszynski.........   43     Vice President, Tax and Treasurer
Andrew G. Lampereur...........   32     Controller
Anthony W. Asmuth III.........   53     Secretary

     Richard G. Sim was elected President and Chief Operating Officer in August, 1985, Chief Executive Officer effective September, 1986 and Chairman of the Board effective November, 1988. From January, 1982 through August, 1985, Mr. Sim was a General Manager in the General Electric Medical Systems Business Group. He is also a director of The Gehl Company, IPSCO Inc. and Falcon Building Products, Inc.

     William J. Albrecht was named Senior Vice President of Engineered Solutions in May, 1994. Prior to that, he served as Vice President and President of Power-Packer and APITECH since January, 1991. He joined the Company in March, 1989 as General Manager of the APITECH Division in the United States. Prior to joining the Company, Mr. Albrecht was Director of National Accounts and Industrial Power Systems at Generac Corp. from 1987 to 1989 and Vice President-Sales at NP Marketing from 1985 to 1987.

     Robert G. Deuster was appointed Senior Vice President of Distributed Products in May, 1994. He had served as a Vice President since August, 1988, and was named President of Barry Controls in August, 1989. From March, 1987 to August, 1989, Mr. Deuster had responsibility for the APITECH business worldwide. From November, 1985 to March, 1987, he was Vice President Marketing and Sales for Enerpac in the United States. Prior to joining the Company in 1985, Mr. Deuster spent 10 years at General Electric in engineering and as Manager of Marketing in its Medical Systems Business Group.

     Gustav H.P. Boel was elected Vice President of the Company and named President of Enerpac in November, 1995. From 1991 until that time, he was Managing Director of Power-Packer Europe. From 1990 to 1991, Mr. Boel was Technical Director for Groeneveld, located in Holland. Prior to 1990, he spent nineteen years with Enerpac in the Netherlands, where he last held the position of Managing Director.

     Philip T. Burkart was elected Vice President of the Company in November, 1995 and named the President of Wright Line Inc. in August, 1994. From 1990 to 1994, Mr. Burkart held various positions within Wright Line Inc. including:
General Manager, Vice President, Marketing and Operations and Director of Marketing. Prior to joining the Company, Mr. Burkart was a Marketing Manager for GE Medical Systems.

     Theodore M. Lecher has served as President of GB Electrical, Inc. (Gardner Bender, Inc. prior to its acquisition by the Company in February, 1988) since September, 1986, and as a Company Vice President since August, 1988. He was Vice President-General Manager of Gardner Bender, Inc. from 1983 to 1986, and prior to that, Director of Sales and Marketing since 1980. Mr. Lecher has been associated with GB Electrical, Inc. since 1977.

     Robert C. Arzbaecher was named Vice President and Chief Financial Officer in October, 1994. He had served as Vice President, Finance of Distributed Products from August, 1993 to October, 1994. He joined the Company in January, 1992 as Controller. From May, 1988 to December, 1991, Mr. Arzbaecher was employed by Grabill Aerospace Industries LTD, where he last held the position of Chief Financial Officer. Prior to 1988, Mr. Arzbaecher held various financial positions at Farley Industries Inc. and at Grant Thornton and Company, a public accounting firm.

     Louis E. Font was elected Vice President, Human Resources in October, 1994. From March, 1994 to October, 1994, Mr. Font served as Vice President, Human Resources for Distributed Products. He served from May, 1992 to March, 1994 as Vice President, Human Resources for Enerpac Americas. Prior to joining the Company in 1992, Mr. Font was employed by General Electric for 12 years, holding various human resource positions.

     Dale A. Knutson has served as Vice President, Technology since May, 1987. From 1982 until May, 1987, he held the position of Vice President, Product Engineering. Mr. Knutson has been associated with the Company since 1969.

     Philip M. Van Praag was named Vice President and Chief Information Officer in November, 1995. Prior to joining the Company in 1994 as Chief Information Officer, Mr. Van Praag was with R.R. Donnelley & Sons since 1989, where he last held the position of Director of Information Systems. From 1979 to 1989, Mr. Van Praag held various positions with Hughes Aircraft Company.

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

     Anthony W. Asmuth III is a partner in the law firm of Quarles & Brady, Milwaukee, Wisconsin, having joined that firm in 1989. Quarles & Brady performs legal services for the Company and certain of its subsidiaries. Prior to joining Quarles & Brady, he was a partner with the law firm of Whyte & Hirschboeck Dudek S.C. Mr. Asmuth had previously served as Secretary of the Company from January, 1986 to January, 1993. He was re-elected Secretary in July, 1994.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol APW. At October 31, 1995, the approximate number of record shareholders of common stock was 468. The high and low sales prices of the common stock by quarter for each of the past two years are as follows:

               FISCAL YEAR                     PERIOD                   HIGH         LOW
        --------------------------   ---------------------------        ----         ----
        1995......................   June 1 to August 31                $33 3/8      $24 1/2
                                     March 1 to May 31                    27         23 1/4
                                     December 1 to February 28          25 3/4       20 3/4
                                     September 1 to November 30         25 1/8       21 5/8
        1994......................   June 1 to August 31                $22 1/2      $ 19
                                     March 1 to May 31                  22 5/8       16 3/8
                                     December 1 to February 28          19 3/8       14 5/8
                                     September 1 to November 30         18 1/4       14 1/2

     Quarterly dividends of $0.03 per share were declared and paid for each of the quarters above.

ITEM 6. SELECTED FINANCIAL DATA
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                         FOR THE YEARS ENDED AUGUST 31,
                                             ------------------------------------------------------
                                              1995        1994        1993        1992        1991
                                             ------      ------      ------      ------      ------
Net Sales.................................   $527.1      $433.6      $398.7      $404.3      $400.6
Gross Profit..............................    201.4       163.5       151.0       154.9       157.1
Earnings(Loss)
  Continuing Operations...................     25.0        16.9         7.1(1)      8.5(1)     10.8(1)
  Discontinued Operations.................       --        (0.4)       (3.8)      (32.9)       (2.9)
  Extraordinary Loss......................     (4.9)         --          --          --          --
  Cumulative Effect of Accounting
     Change...............................       --          --        (4.4)         --          --
                                             ------      ------      ------      ------      ------
  Net Earnings(Loss)......................   $ 20.1      $ 16.5      $ (1.1)     $(24.4)     $  7.9
Earnings(Loss) Per Share
  Continuing Operations...................   $ 1.82      $ 1.27      $ 0.54(1)   $ 0.65(1)   $ 0.83(1)
  Discontinued Operations.................       --       (0.03)      (0.29)      (2.51)      (0.23)
  Extraordinary Loss......................    (0.36)         --          --          --          --
  Cumulative Effect of Accounting
     Change...............................       --          --       (0.33)         --          --
                                             ------      ------      ------      ------      ------
  Net Earnings(Loss) Per Share............   $ 1.46      $ 1.25      $(0.08)     $(1.87)     $ 0.60
Dividends Per Common Share................   $ 0.12      $ 0.12      $ 0.12      $ 0.12      $ 0.12

                                                                   AUGUST 31,
                                             ------------------------------------------------------
                                              1995        1994        1993        1992        1991
                                             ------      ------      ------      ------      ------
Total Assets..............................   $332.9      $317.4      $306.3      $301.5      $326.2
Long-term Obligations.....................   $ 74.3      $ 88.7      $ 97.5      $108.0      $118.6
Shareholders' Equity......................   $131.7      $107.3      $ 88.0      $ 96.6      $116.8
Actual Shares Outstanding.................     13.4        13.2        13.0        13.0        12.9

-------------------------
(1) Earnings from Continuing Operations for 1993, 1992 and 1991 reflect after-tax restructuring charges of $5.0 ($0.38 per share), $3.1 ($0.24 per share) and $3.0 ($0.23 per share), respectively. In addition, 1992 includes a liquidation of LIFO inventory which had the effect of increasing earnings by $1.3 ($0.10 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                    YEARS ENDED AUGUST 31,      PERCENTAGE OF NET SALES
                                                  --------------------------    -----------------------
RESULTS OF CONTINUING OPERATIONS                   1995      1994      1993     1995     1994     1993
                                                  ------    ------    ------    -----    -----    -----
Net Sales......................................   $527.1    $433.6    $398.7    100.0%   100.0%   100.0%
Gross Profit...................................    201.4     163.5     151.0     38.2     37.7     37.9
Operating Expenses.............................    149.2     121.3     117.3     28.3     28.0     29.4
Restructuring Expenses.........................       --        --       7.7       --       --      1.9
Operating Earnings.............................     52.2      42.2      26.0      9.9      9.7      6.5
Other Expenses.................................     15.3      16.9      16.4      2.9      3.9      4.1
Earnings Before Income Taxes...................     36.9      25.3       9.6      7.0      5.8      2.4
Income Tax Expense.............................     11.9       8.4       2.5      2.3      1.9      0.6
Earnings Before Accounting Change and
  Extraordinary Loss...........................     25.0      16.9       7.1      4.7      3.9      1.8
Extraordinary Loss.............................     (4.9)       --        --      0.9       --       --
Cumulative Effect of Accounting Change.........       --        --      (4.4)      --       --      1.1
     Net Earnings..............................   $ 20.1    $ 16.9    $  2.7      3.8%     3.9%     0.7%

     The preceding table sets forth the results of continuing operations of the Company for the years ended August 31, 1995, 1994 and 1993.

     The Company recorded restructuring charges, extraordinary losses and adopted new accounting pronouncements during the last three years which impact the comparability of financial information. The following table reconciles reported net earnings from continuing operations to net earnings from continuing operations excluding restructuring costs, extraordinary losses and the cumulative effect of accounting changes:

EARNINGS COMPARISON                                                  1995       1994       1993
                                                                     -----      -----      -----
Earnings from Continuing Operations...............................   $20.1      $16.9      $ 2.7
Restructuring -- after tax........................................      --         --        5.0
Extraordinary Loss................................................     4.9         --         --
Cumulative Effect of Accounting Change............................      --         --        4.4
                                                                     -----      -----      -----
     Totals.......................................................   $25.0      $16.9      $12.1
                                                                     =====      =====      =====

     Earnings have grown over the last three years as a result of higher sales volume, improved operating margins and lower financing costs.

NET SALES

     Net sales increased 22% in 1995 with all three segments posting double-digit sales growth percentages. Ignoring the favorable impact on translated sales from the weaker US Dollar, sales increased 18% over 1994.

                                                                                     PERCENTAGE CHANGE
                                                                SALES                 FROM PRIOR YEAR
                                                      --------------------------    --------------------
                 GEOGRAPHIC SALES                      1995      1994      1993     1995    1994    1993
                                                      ------    ------    ------    ----    ----    ----
North America......................................   $323.0    $279.6    $259.7     16%      8%      4 %
Latin America......................................     12.0      11.3      10.2      6      11       6
Europe.............................................    136.8      99.2      87.3     38      14     (14 )
Japan and Asia Pacific.............................     55.3      43.5      41.5     27       5      (2 )
                                                      ------    ------    ------    ----    ----    ----
     Totals........................................   $527.1    $433.6    $398.7     22%      9%     (1 )%
                                                      ======    ======    ======    ====    ====    ====

     Improving economic conditions experienced in the last half of fiscal 1994 carried into 1995, with significant strengthening in Europe and North America. Sales in Japan and Asia Pacific increased 27% in 1995, but were 14% higher in real terms. The weak US Dollar relative to the Japanese Yen during 1995 distorts this comparison. Conversely, Latin America sales growth in real terms was 23%, but the significant devaluation of the Mexican Peso in December, 1994 unfavorably impacted the translation into US Dollars.

                                                                                     PERCENTAGE CHANGE
                                                                SALES                 FROM PRIOR YEAR
                                                      --------------------------    --------------------
                   SEGMENT SALES                       1995      1994      1993     1995    1994    1993
                                                      ------    ------    ------    ----    ----    ----
Distributed Products...............................   $264.9    $222.0    $212.9     19%      4%      1 %
Engineered Solutions...............................    192.2     162.3     147.6     18      10       2
Wright Line........................................     70.0      49.3      38.2     42      29     (19 )
                                                                                     --      --
                                                      ------    ------    ------                    ---
     Totals........................................   $527.1    $433.6    $398.7     22%      9%     (1 )%
                                                      ======    ======    ======     ==      ==     ===

     Total sales from Distributed Products, which consists of Enerpac and GB Electrical, increased 19% in 1995, benefiting from improved economic conditions in North America and Europe, further expansion into developing markets in Southeast Asia, Latin America, and South America and approximately $4.0 million from minor acquisitions. The impact of the weaker US Dollar favorably impacted Distributed Products sales in 1995 relative to 1994, as sales generated by units outside the US translated into higher US Dollars in 1995. Ignoring currency rate changes, Distributed Products sales grew 16% in 1995.

     Engineered Solutions, consisting of Barry Controls, APITECH and Power-Packer, had an 18% increase in sales in 1995. Ignoring currency rate changes, sales grew 14%. The majority of the growth took place in Power-Packer which enjoyed a 45% increase in sales, resulting from strong demand from European OEM truck and automobile manufacturers. Barry Controls and APITECH had sales increases of 5% and 4%, respectively. In addition to improved economic conditions, Engineered Solutions sales grew from the sale of products introduced in recent years. Sales of the LAN Management System ("LMS") product line, which was introduced in the second half of 1993, continued to have a significant impact on Wright Line sales, which grew 42% in 1995. Sales to government agencies increased 25% in 1995, also having a considerable impact on Wright Line's growth.

     Total sales in 1994 were 9% higher than 1993, reflecting geographic expansion and the start of improved economic conditions in North America. With the exception of the truck and automotive sectors in Europe, sales in Europe and Japan in 1994 were lower than the prior year due to weak economic conditions. Sales in 1994 of newly introduced products, such as Power-Packer's multi-cylinder convertible top actuation systems, Barry Control's Duo-Plexx and industrial products, APITECH's suspension and motion control systems and Wright Line's LMS product line more than offset declines in cyclical markets that Barry Controls competes in, including commercial aerospace and defense. Foreign currency translation did not materially impact the sales comparison between 1994 and 1993.

     Price changes and acquisitions have not had a significant impact on the comparability of net sales during the last three years.

GROSS PROFIT

     Gross profit increased to $201.4 million in 1995, compared to $163.5 million and $151.0 million in 1994 and 1993, respectively. The improvement in gross profit resulted primarily from the sales increases in 1995 and 1994.

                   GROSS PROFIT PERCENTAGES BY SEGMENT                       1995    1994    1993
                                                                             ----    ----    ----
Distributed Products......................................................   42.1%   43.4%   45.4%
Engineered Solutions......................................................   28.8    28.1    27.3
Wright Line...............................................................   48.8    42.6    36.5
                                                                             ----    ----    ----
     Totals...............................................................   38.2%   37.7%   37.9%
                                                                             ====    ====    ====

     Items influencing overall gross profit percentages include relative sales mix between Distributed Products, Engineered Solutions and Wright Line, as well as production levels. Engineered Solutions' gross profit percentages are lower than either Wright Line or Distributed Products because a much higher proportion of its sales are made to OEM customers (which generate lower margins than non-OEM customers). As a result, the lower the proportion of its sales to total Company sales, the higher the Company's overall gross profit percentage. Gross profit percentages from Distributed Products were lower in 1995 and 1994, relative to 1993, as a result of inefficiencies during the consolidation of Enerpac manufacturing, higher discounts to distributors and increased shipments to OEM customers. Engineered Solutions and Wright Line gross profit percentages improved in 1994 due to the benefits of prior year restructuring, as well as higher production levels. Both achieved additional improvement in 1995 due to favorable product mix and the impact of higher production levels on fixed manufacturing costs.

                                                                                   PERCENTAGE CHANGE
                                                          EXPENSES                  FROM PRIOR YEAR
                                                ----------------------------     ----------------------
             OPERATING EXPENSES                  1995       1994       1993      1995     1994     1993
                                                ------     ------     ------     ----     ----     ----
Engineering..................................   $ 17.1     $ 13.5     $ 12.3      27%      10%      13%
Selling and Marketing........................     89.0       72.0       68.1      24        6        1
Administration...............................     43.1       35.8       36.9      20       (3)       7
                                                ------     ------     ------      --       --       --
       Totals................................   $149.2     $121.3     $117.3      23%       3%       4%
                                                ======     ======     ======      ==       ==       ==

OPERATING EXPENSES

     Engineering expense increased 39% over the last two years to $17.1 million due to new product development programs. The Company believes that its investment in technology in all businesses will continue to provide it with a competitive advantage.

     Selling and marketing expenses increased from $68.1 million in 1993 to $72.0 million in 1994 and $89.0 million in 1995. The majority of the increase since 1993 related to variable selling expenses, primarily commissions. Wright Line has a direct salesforce whose compensation is commission-based. As a result of its 83% sales growth over the last two years, its selling and marketing expenses have increased significantly. As Wright Line becomes a larger part of the total Company, it will exert more influence on the year-to-year growth in operating expenses. In addition to variable selling costs, total operating costs have increased as a result of expenditures for geographic expansion into emerging markets. During the last few years, the Company opened sales offices in Russia, India and China, and has significantly increased its presence in Latin America and Southeast Asia.

     Administration expense increased 17% from 1993 to 1995. Geographic expansion expenditures, higher information technology, legal and bonus costs and the impact of minor acquisitions were the primary reasons for the increase.

RESTRUCTURING EXPENSE

     The Company recorded $7.7 million of pre-tax restructuring charges ($0.38 per share) in 1993, primarily related to consolidating certain manufacturing, distribution and administrative functions at Enerpac and Barry Controls operations in Europe, downsizing field sales and headquarters administrative staff at retained Wright Line operations, and idle facility costs at Barry Controls. Substantially all of the restructuring costs had been incurred as of August 31, 1995, consisting of severance and consolidation expenditures.

                        OTHER EXPENSE(INCOME)                           1995      1994      1993
                                                                        -----     -----     -----
Net financing costs..................................................   $10.3     $11.4     $12.5
Amortization expense.................................................     3.3       5.1       4.9
Other -- net.........................................................     1.7       0.4      (1.0)

OTHER EXPENSE(INCOME)

     The reduction in financing costs during the last three years reflects lower market interest rates and reduced debt levels. The Company refinanced certain debt in 1995, which also had the impact of lowering its financing costs. For further information, see "Liquidity and Capital Resources" below.

     Amortization expense increased in 1994 due to incremental amortization of intangible assets added in 1993 and 1994 from acquisitions (see "Liquidity and Capital Resources" below), but declined in 1995 as certain intangible assets from the GB Electrical acquisition in 1988 became fully amortized.

     "Other -- net" includes foreign exchange (gains)losses and miscellaneous other (income)expense. A net foreign exchange gain was realized in 1993, while the Mexican Peso devaluation in 1995 caused a $1.3 million foreign exchange loss in 1995.

INCOME TAX EXPENSE

     The Company's effective income tax rate is largely impacted by the proportion of earnings generated inside and outside the US, as well as the utilization of foreign tax credits in the US. Higher US earnings, the utilization of foreign tax credits, deferred tax adjustments and lower pre-tax income also had a favorable impact on the effective tax rate in 1993.

EXTRAORDINARY LOSS

     The Company recorded an extraordinary loss of $4.9 million, or $0.36 per share, in 1995 in connection with the March 30, 1995 extinguishment of its $64.4 million 9.92% Senior Unsecured Notes. The pre-tax extraordinary loss of $7.3 million was comprised of an estimated make whole provision of $4.1 million, costs associated with the cancellation of underlying interest rate swap agreements of $3.0 million and the write-off of $0.2 million of deferred financing costs. For further information, see Note G -- "Long-term Debt" in Notes to Consolidated Financial Statements.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"), on September 1, 1992, which requires the accrual of postretirement benefits (such as health care and life insurance) during the years an employee provides service. Previously, these costs were recognized as they were paid. The cumulative effect of adopting SFAS 106 was $4.4 million ($0.33 per share) in 1993. For further information, see Note K -- "Postretirement Benefits" in Notes to Consolidated Financial Statements.

     The adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") in 1993 had no material impact on net earnings or cash flows. Certain assets and liabilities at acquired companies that previously had been carried on a net-of-tax basis under prior accounting rules, were adjusted to a gross basis.

DISCONTINUED OPERATIONS

     In the second quarter of 1994, the Company announced its decision to retain the remaining Wright Line business, which had been reported as a discontinued operation since 1992. The Company completed the sale of Wright Line's German operation in 1993 and Wright Line's Datafile businesses in Canada, Australia, the UK and the US in 1994. The net assets and results of operations for the retained Wright Line business were reclassified from discontinued to continuing operations for the periods it was held for sale. However, the results of operations from June, 1992 to November, 1993 have remained offset against the reserve previously established for the estimated loss on disposition. For further information, see Note B -- "Discontinued Operations" in Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Outstanding debt at August 31, 1995 totaled $87.0 million, a reduction of $16.5 million since the beginning of the year. End-of-year debt to total capital was approximately 37%, its lowest point since 1989. Approximately $23.8 million of cash was generated from operating activities in 1995, $16.0 million of which was used to fund capital expenditures. Dividends of $1.6 million were paid during the year. The Company utilized approximately $2.8 million of cash during 1995 to acquire New England Controls, Inc., and Enerpac's master distributor in Brazil. The resulting cash flow was used to reduce debt.

     Increases in primary working capital (net receivables plus net inventory less trade accounts payable) used approximately $22.4 million of cash during 1995 as a result of higher sales volume (receivables) and geographic expansion (inventory). The Company believes that primary working capital will grow further in 1996 as a result of anticipated business expansion.

     The Company extinguished all $64.4 million of its 9.92% Senior Unsecured Notes on March 30, 1995. The funds used to retire the debt and disburse the make whole payments totaling $4.0 million were obtained from new borrowings, including those under a temporary expansion of the Company's then existing $40.0 million multi-currency revolving credit agreement. The Company replaced the original $40.0 million multi-currency credit agreement and the temporary $40.0 million expansion with the proceeds from a new $120.0 million multi-currency credit agreement in August, 1995. The new facility expires August, 2000. To reduce interest rate risk associated with the refinancing, the Company entered into interest rate caps on a notional $60.0 million in borrowings that limits the maximum applicable base rate (three month LIBOR) to 8.0%. Currently, the Company incurs interest at a rate of .45 of 1% above IBOR. The interest rate caps expire in March, 1997. For additional information, see Note G -- "Long-term Debt" in Notes to Consolidated Financial Statements.

     The Company also replaced its former $25.0 million accounts receivable financing facility in 1995 with a new facility that expires in August, 1998 and provides up to $50.0 million of multi-currency accounts receivable financing. An incremental $11.2 million of receivables were financed in 1995, bringing the total balance financed to $36.2 million at August 31, 1995. Proceeds were used to reduce debt. For additional information, see Note D -- "Accounts Receivable Financing" in Notes to Consolidated Financial Statements.

                                                                                   PERCENTAGE OF
                                                     DOLLARS                    TOTAL CAPITALIZATION
                                          ------------------------------      ------------------------
         TOTAL CAPITALIZATION              1995        1994        1993       1995      1994      1993
                                          ------      ------      ------      ----      ----      ----
Total Debt.............................   $ 87.0      $103.5      $117.9       37%       45%       53%
Shareholders' Equity...................    131.7       107.3        88.0       56        48        39
Deferred Taxes.........................     16.4        16.8        17.6        7         7         8
                                          ------      ------      ------      ---       ---       ---
     Totals............................   $235.1      $227.6      $223.5      100%      100%      100%
                                          ======      ======      ======      ===       ===       ===

     Outstanding indebtedness declined $14.4 million in 1994. The Company generated $22.5 million of cash in operating activities during the year and used $12.7 million on capital expenditures and $2.4 million for acquisitions. Dividends of $1.6 million were also paid. Total borrowings decreased $6.9 million in 1993. Cash of $12.7 million was generated from operations. Major expenditures included $12.2 million for fixed asset additions. Dividends totaling $1.6 million were also paid.

     In order to minimize interest expense, the Company intentionally maintains low cash balances and uses available cash to reduce short-term bank borrowings. Funds available under unused non-committed lines and the $120.0 million multi-currency credit agreement totaled $41.0 million and $46.0 million, respectively, as of August 31, 1995. The Company believes that such availability, plus funds generated from operations will be adequate to fund operating activities, including modestly higher capital expenditures and working capital, for the foreseeable future.

INFLATION

     No meaningful measures of inflation are available because the Company has a significant number of small operations which operate in countries with diverse rates of inflation and currency rate movements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     Quarterly financial data for 1995 and 1994 is as follows:

                                                                           1995
                                                        ------------------------------------------
                                                        FIRST       SECOND      THIRD       FOURTH
                                                        ------      ------      ------      ------
Continuing Operations
  Net Sales..........................................   $125.8      $124.5      $139.4      $137.4
  Gross Profit.......................................     48.2        47.3        53.6        52.3
  Earnings Before Extraordinary Loss.................      5.5         4.6         7.3         7.6
Extraordinary Loss...................................       --        (4.9)         --          --
                                                        ------      ------      ------      ------
Net Earnings(Loss)...................................   $  5.5      $ (0.3)     $  7.3      $  7.6
                                                        ======      ======      ======      ======
Earnings(Loss) Per Share
  Continuing Operations..............................   $ 0.40      $ 0.34      $ 0.53      $ 0.55
  Extraordinary Loss.................................       --       (0.36)         --          --
                                                        ------      ------      ------      ------
  Net Earnings(Loss) Per Share.......................   $ 0.40      $(0.02)     $ 0.53      $ 0.55
                                                        ======      ======      ======      ======

                                                                           1994
                                                        FIRST       SECOND      THIRD       FOURTH
                                                        ------      ------      ------      ------
Continuing Operations
  Net Sales..........................................   $103.6      $101.9      $111.3      $116.8
  Gross Profit.......................................     38.6        37.7        42.5        44.7
  Earnings Before Discontinued Operations............      2.9         3.3         5.4         5.3
Discontinued Operations..............................     (0.3)         --          --          --
                                                        ------      ------      ------      ------
Net Earnings(Loss)...................................   $  2.6      $  3.3      $  5.4      $  5.3
                                                        ======      ======      ======      ======
Earnings(Loss) Per Share
  Continuing Operations..............................   $ 0.22      $ 0.25      $ 0.40      $ 0.40
  Discontinued Operations............................    (0.03)         --          --          --
                                                        ------      ------      ------      ------
  Net Earnings(Loss) Per Share.......................   $ 0.20      $ 0.25      $ 0.40      $ 0.40
                                                        ======      ======      ======      ======

     The Consolidated Financial Statements are included on pages 20 to 34 and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the "Election of Directors" and "Other Information -- Compliance with Section 16(a) of the Exchange Act" sections of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on January 11, 1996 (the "1996 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the "Board Meetings, Committees and Director Compensation" and "Executive Compensation" sections of the 1996 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the "Certain Beneficial Owners" and "Election of Directors" sections of the 1996 Annual Meeting Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

        1. Consolidated Financial Statements

           See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 18, the Independent Auditors' Report on page 19 and the Consolidated Financial Statements on pages 20 to 34, all of which are incorporated herein by reference.

        2. Financial Statement Schedules

           See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 18 and the Financial Statement Schedule on page 35, all of which are incorporated herein by reference.

        3. Exhibits

           See "Index to Exhibits" on pages 37 to 39, which is incorporated herein by reference.

     (b) Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated as of August 16, 1995 announcing that its GB Electrical unit had signed a letter of intent to acquire the business of Vision Plastics Manufacturing Company.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                        PAGE
                                                                                        -----
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
  Independent Auditors' Report.......................................................      19
  Consolidated Statement of Earnings for the years ended August 31, 1995, 1994 and
     1993............................................................................      20
  Consolidated Balance Sheet as of August 31, 1995 and 1994..........................      21
  Consolidated Statement of Shareholders' Equity for the years ended August 31, 1995,
     1994 and 1993...................................................................      22
  Consolidated Statement of Cash Flows for the years ended August 31, 1995, 1994 and
     1993............................................................................      23
  Notes to Consolidated Financial Statements.........................................   24-34
INDEX TO FINANCIAL STATEMENT SCHEDULES
  Schedule VIII -- Valuation and Qualifying Accounts.................................      35

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of Applied Power Inc.:

     We have audited the accompanying consolidated balance sheets of Applied Power Inc. and subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1995. Our audits also included the consolidated financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applied Power Inc. and subsidiaries at August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note K to the consolidated financial statements, effective September 1, 1992 the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
September 29, 1995

                               APPLIED POWER INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEARS ENDED AUGUST 31,
                                                                 --------------------------------
                                                                   1995        1994        1993
                                                                 --------    --------    --------
Net sales.....................................................   $527,058    $433,644    $398,727
Cost of products sold.........................................    325,621     270,120     247,741
                                                                 --------    --------    --------
  Gross Profit................................................    201,437     163,524     150,986
Engineering, selling and administrative expenses..............    149,210     121,315     117,295
Restructuring expenses........................................         --          --       7,721
                                                                 --------    --------    --------
  Operating Earnings from Continuing Operations...............     52,227      42,209      25,970
Other Expense(Income)
  Net financing costs.........................................     10,291      11,362      12,469
  Amortization of intangible assets...........................      3,369       5,092       4,914
  Other -- net................................................      1,694         457      (1,003)
                                                                 --------    --------    --------
Earnings from Continuing Operations Before Income Tax
  Expense.....................................................     36,873      25,298       9,590
Income Tax Expense............................................     11,868       8,402       2,504
                                                                 --------    --------    --------
Earnings from Continuing Operations...........................     25,005      16,896       7,086
Discontinued Operations, net of income taxes
  Loss(Income) from operations previously offset against
     reserve for estimated loss on disposition................         --        (348)      1,618
  Provision for loss on disposition...........................         --          --      (5,400)
                                                                 --------    --------    --------
Loss from Discontinued Operations.............................          0        (348)     (3,782)
                                                                 --------    --------    --------
Earnings before Extraordinary Loss and Cumulative Effect of
  Accounting Change...........................................     25,005      16,548       3,304
Extraordinary Loss from Early Extinguishment of Debt, net of
  $2,423 tax benefit..........................................     (4,920)         --          --
Cumulative Effect of Accounting Change -- Postretirement
  Benefits....................................................         --          --      (4,355)
                                                                 --------    --------    --------
Net Earnings(Loss)............................................   $ 20,085    $ 16,548    $ (1,051)
                                                                 ========    ========    ========
Earnings(Loss) Per Share
  Continuing Operations.......................................   $   1.82    $   1.27    $   0.54
  Discontinued Operations.....................................         --       (0.03)      (0.29)
  Extraordinary Loss..........................................      (0.36)         --          --
  Cumulative Effect of Accounting Change......................         --          --       (0.33)
                                                                 --------    --------    --------
Net Earnings(Loss) Per Share..................................   $   1.46    $   1.25    $  (0.08)
                                                                 ========    ========    ========
Weighted Average Shares Outstanding (In Thousands)............     13,746      13,289      13,099

   The accompanying notes are an integral part of these financial statements

                               APPLIED POWER INC.

                           CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                AUGUST 31,
                                                                           --------------------
                                                                             1995        1994
                                                                           --------    --------
                                 ASSETS
Current Assets
  Cash and cash equivalents.............................................   $    911    $  1,907
  Accounts receivable, less allowances of $3,593 and $3,131,
     respectively.......................................................     71,000      64,259
  Inventories...........................................................    103,358      94,949
  Prepaid income tax....................................................     10,297       7,972
  Prepaid expenses......................................................      4,898       5,722
                                                                           --------    --------
       Total Current Assets.............................................    190,464     174,809
Other Assets............................................................      6,274       6,390
Goodwill, net of accumulated amortization of $11,256 and $9,404,
  respectively..........................................................     57,346      56,708
Other Intangibles, net of accumulated amortization of $18,798 and
  $17,141, respectively.................................................     10,427      11,750
Property, Plant and Equipment
  Property..............................................................      1,909       1,643
  Plant.................................................................     28,850      27,724
  Machinery and equipment...............................................    122,615     109,425
                                                                           --------    --------
                                                                            153,374     138,792
  Less: Accumulated depreciation........................................    (84,939)    (71,047)
                                                                           --------    --------
Net Property, Plant and Equipment.......................................     68,435      67,745
                                                                           --------    --------
       Total Assets.....................................................   $332,946    $317,402
                                                                           ========    ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings.................................................   $ 12,620    $ 14,707
  Trade accounts payable................................................     37,530      35,219
  Accrued compensation and benefits.....................................     19,707      16,335
  Income taxes payable..................................................      7,575       8,190
  Current maturities of long-term debt..................................        187      10,792
  Other current liabilities.............................................     19,828      16,722
                                                                           --------    --------
       Total Current Liabilities........................................     97,447     101,965
Long-term Debt, less current portion....................................     74,156      77,956
Deferred Income Tax.....................................................     16,386      16,768
Other Deferred Liabilities..............................................     13,271      13,402
Shareholders' Equity
  Class A common stock, $0.20 par value per share, authorized 40,000,000 shares, issued and outstanding 13,406,590 and 13,152,454 shares,
     respectively.......................................................      2,681       2,630
  Additional paid-in capital............................................     28,328      23,648
  Retained earnings.....................................................     94,285      75,802
  Cumulative translation adjustments....................................      6,392       5,231
                                                                           --------    --------
       Total Shareholders' Equity.......................................    131,686     107,311
                                                                           --------    --------
       Total Liabilities and Shareholders' Equity.......................   $332,946    $317,402
                                                                           ========    ========

   The accompanying notes are an integral part of these financial statements

                               APPLIED POWER INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                                                         -----------------------------------------------
                                                         CLASS
                                                           A       ADDITIONAL                CUMULATIVE
                                                         COMMON     PAID-IN      RETAINED    TRANSLATION
                                                         STOCK      CAPITAL      EARNINGS    ADJUSTMENTS
                                                         ------    ----------    --------    -----------
Balances at September 1, 1992.........................   $2,592     $ 21,300     $ 63,432      $ 9,654
  Net loss for the year...............................      --            --       (1,051)          --
  Cash dividends declared -- $0.12 per share..........      --            --       (1,558)          --
  Exercise of stock options...........................       9           354           --           --
  Currency translation adjustments....................      --            --           --       (6,722)
                                                         ------      -------      -------      -------
Balances at August 31, 1993...........................   2,601        21,654       60,823        2,932
  Net earnings for the year...........................      --            --       16,548           --
  Cash dividends declared -- $0.12 per share..........      --            --       (1,569)          --
  Exercise of stock options...........................      29         1,850           --           --
  Other...............................................      --           144           --           --
  Currency translation adjustments....................      --            --           --        2,299
                                                         ------      -------      -------      -------
Balances at August 31, 1994...........................   2,630        23,648       75,802        5,231
  Net earnings for the year...........................      --            --       20,085           --
  Cash dividends declared -- $0.12 per share..........      --            --       (1,602)          --
  Exercise of stock options...........................      51         4,168           --           --
  Other...............................................      --           512           --           --
  Currency translation adjustments....................      --            --           --        1,161
                                                         ------      -------      -------      -------
Balances at August 31, 1995...........................   $2,681     $ 28,328     $ 94,285      $ 6,392
                                                         ======      =======      =======      =======

   The accompanying notes are an integral part of these financial statements

                               APPLIED POWER INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED AUGUST 31,
                                                                ---------------------------------
                                                                  1995         1994        1993
                                                                ---------    --------    --------
Net Income from Continuing Operations........................   $  20,085    $ 16,896    $  2,731
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
  Depreciation and amortization..............................      18,456      19,406      19,767
  Other non-cash charges.....................................       4,920          --       8,710
  Provision for deferred taxes...............................      (2,707)       (789)     (6,425)
  Changes in operating assets and liabilities, excluding the effects of business acquisitions and disposals:
     Accounts receivable.....................................     (15,413)    (12,855)     (2,073)
     Inventories.............................................      (8,170)     (7,182)     (9,515)
     Prepaid expenses and other assets.......................      (2,077)      3,156       2,167
     Trade accounts payable..................................       1,231       8,509         694
     Other liabilities.......................................       7,499      (4,663)     (3,339)
                                                                ---------    --------    --------
Net Cash Provided by Operating Activities....................      23,824      22,478      12,717
Investing Activities
  Proceeds on the sale of property, plant and equipment......         614       1,342       2,073
  Additions to property, plant and equipment.................     (15,986)    (12,707)    (12,217)
  Business acquisitions......................................      (2,758)     (2,446)         --
  Other......................................................         162         142         627
                                                                ---------    --------    --------
Net Cash Used in Investing Activities........................     (17,968)    (13,669)     (9,517)
Financing Activities
  Proceeds from issuance of long-term debt...................     116,055      13,959       3,484
  Principal payments on long-term debt.......................    (123,997)    (33,755)    (12,528)
  Refinancing expenditures...................................      (4,370)         --          --
  Net (repayments) borrowings on short-term credit
     facilities..............................................      (2,092)     (5,700)      4,926
  Net commercial paper (repayments) borrowings...............      (6,671)      9,947          --
  Additional receivables financed............................      11,200          --          --
  Dividends paid on common stock.............................      (1,602)     (1,569)     (1,558)
  Stock option exercises and other...........................       4,219       1,879         754
                                                                ---------    --------    --------
Net Cash Used in Financing Activities........................      (7,258)    (15,239)     (4,922)
Effect of Exchange Rate Changes on Cash......................         406         132        (436)
                                                                ---------    --------    --------
Net Cash Used in Continuing Operations.......................        (996)     (6,298)     (2,158)
Discontinued Operations Activities
  Proceeds from sale of Datafile.............................          --       6,222          --
  Other......................................................          --         663          31
                                                                ---------    --------    --------
Net Cash Provided by Discontinued Operations.................           0       6,885          31
                                                                ---------    --------    --------
Net (Decrease) Increase in Cash and Cash Equivalents.........        (996)        587      (2,127)
Cash and Cash Equivalents -- Beginning of Year...............       1,907       1,320       3,447
                                                                ---------    --------    --------
Cash and Cash Equivalents -- End of Year.....................   $     911    $  1,907    $  1,320
                                                                =========    ========    ========

   The accompanying notes are an integral part of these financial statements

                               APPLIED POWER INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

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

     Intangible Assets: Goodwill is amortized on a straight-line basis over periods of fifteen to forty years. Other intangible assets, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from two to seventeen years. The Company periodically evaluates the carrying value of intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     Revenue Recognition: Revenues and costs of products sold are recognized as the related products are shipped.

     Research and Development Costs: Research and development costs are generally expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $8,725, $7,446 and $5,878 in 1995, 1994 and 1993, respectively.

     Financing Costs: Net financing costs represents interest expense on debt obligations, investment income, and accounts receivable financing costs.

     Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." For further information, see Note L -- "Income Taxes."

     Earnings per Share: Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the year. The dilutive effect of stock options, which are considered common stock equivalents, is calculated using the treasury stock method.

     Foreign Currency Translation: Foreign currency translation adjustments are generally excluded from the Consolidated Statement of Earnings and are included in Cumulative Translation Adjustments in the Consolidated Balance Sheet. Gains and losses resulting from foreign currency transactions are included in Other -- net in the Consolidated Statement of Earnings.

     Financial Instruments: The Company utilizes interest rate swap and cap agreements to manage interest rate exposure. The differential to be paid or received is recorded as interest rates change. For further information, see Note G -- "Long-term Debt." The Company also utilizes, in limited circumstances, foreign currency forward contracts. Gains and losses resulting from these instruments are recognized in the same period as the underlying transaction. At August 31, 1995, the Company had one immaterial forward contract expiring on September 1, 1995, which hedged an existing exposure. Other than foreign currency forward contracts and interest rate swap and cap agreements, the Company does not utilize or trade derivative financial instruments.

     Reclassifications: Certain amounts shown for 1994 and 1993 have been reclassified to conform to the current year presentation.

NOTE B -- DISCONTINUED OPERATIONS

     In the second quarter of 1994, the Company announced its decision to retain the remaining Wright Line business, which had been included in discontinued operations since the third quarter of 1992. The retained business has refocused its business strategy on technical furniture solutions for offices and laboratories.

     The Company had originally intended to sell all of Wright Line in a single transaction in 1993. However, management subsequently determined that proceeds could be maximized by selling the assets in a series of separate transactions. The Company completed the sale of certain assets of Wright Line's German operation to an existing distributor in exchange for the assumption of certain liabilities. In early 1994, Wright Line's Datafile businesses in Canada, Australia, the UK and the US were sold, generating proceeds of $6,222. A short time later, Wright Line sold its Tapeseal product line to a third party for future compensation.

     The operating results from the retained Wright Line operations have been reclassified from discontinued operations to continuing operations for all periods presented. However, the results of the retained operations for the period June, 1992 through November, 1993 have remained offset against the reserve previously established for operating losses until disposition. The Company had previously recorded provisions of $31,307 ($2.51 per share) and $5,400 ($0.41 per share) in 1992 and 1993, respectively, to accrue for the estimated loss on the sale of Wright Line and a small French subsidiary, the sale of a previously vacated Wright Line building (completed in 1992), estimated operating losses prior to disposition, and estimated disposition costs. Substantially all of the provisions were utilized for the operations, product lines and assets sold since 1992. The net assets of the retained operations were returned to the appropriate balance sheet captions based on their historical cost. After reviewing the value of such assets, the Company determined that no impairment had taken place.

NOTE C -- ACQUISITIONS

     The Company acquired all of the outstanding stock of New England Controls, Inc. ("NECON") on June 28, 1995 for approximately $2,059 in cash. Approximately $1,536 of the purchase price was assigned to Goodwill. NECON, based in Milford, Connecticut, manufactures electrical switches for the electrical wholesale, retail and OEM markets. The operating results of NECON subsequent to June 28, 1995 are included in the Consolidated Statement of Earnings.

     On September 1, 1994, the Company acquired the assets of Enerpac's master distributor in Brazil for $699 in cash. Approximately $350 of the purchase price was assigned to Goodwill. The operating results of this business subsequent to such date are included in the Consolidated Statement of Earnings.

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

NOTE D -- ACCOUNTS RECEIVABLE FINANCING

     As a part of its overall financing strategy, the Company sells to financial institutions undivided participation interests in designated pools of accounts receivable, with limited recourse. Participation interests in new receivables may be sold as collections reduce previously sold participation interests. The sold accounts receivable are reflected as a reduction of receivables in the Consolidated Balance Sheet. The Company retains collection and administrative responsibilities on the participation interests sold as agent for the purchaser. In August, 1995, the Company entered into a new multi-currency accounts receivable financing agreement that allows up to the equivalent of $50,000 of sold receivables at any one time. Previously, the Company was a party to an agreement that provided up to $30,000 of accounts receivable financing for US Dollar denominated receivables. The new accounts receivable financing agreement expires in August, 1998.

     At August 31, 1995 and 1994, accounts receivable were reduced by $36,200 and $25,000, respectively, representing receivable interests sold under this program.

     Accounts receivable financing costs totaling $1,892, $1,076 and $795 for the years ended August 31, 1995, 1994 and 1993, respectively, are included in the accompanying Consolidated Statement of Earnings.

NOTE E -- NET INVENTORIES

     Inventory cost is determined using the last-in, first-out ("LIFO") method for substantially all inventory in the United States (approximately 58% and 59% of total inventories in 1995 and 1994, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method was not used, inventory balances would be higher than the amounts in the Consolidated Balance Sheet by approximately $10,296 and $9,748 at August 31, 1995 and 1994, respectively.

     It is not practical to segregate the amounts of raw materials, work-in-process or finished goods at the respective balance sheet dates, since the segregation is possible only as the result of physical inventories which are taken at dates different from the balance sheet dates. The systems at many of the Company's operating units have not been designed to capture this segregation due to the very short production cycle of their products and the minimal amount of work-in-process.

NOTE F -- SHORT-TERM BORROWINGS

     The Company had borrowings under unsecured non-committed lines of credit with banks aggregating approximately $12,620 and $14,707 at August 31, 1995 and 1994, respectively. Interest rates vary depending on the currency being borrowed. The weighted average interest rate on the short-term borrowings was 9.38% at August 31, 1995. The amount of unused available borrowings under such lines of credit was approximately $41,000 at August 31, 1995.

NOTE G -- LONG-TERM DEBT

                                                                              AUGUST 31,
                                                                         ---------------------
                          Borrowings under:                               1995          1994
                                                                         -------      --------
  $120,000 Multi-currency revolving credit agreement..................   $70,717      $     --
  $40,000 Multi-currency revolving credit agreement...................        --        13,959
  9.92% Senior Unsecured Notes........................................        --        64,492
  Commercial paper....................................................     3,276         9,947
  Other notes.........................................................       350           350
                                                                         -------       -------
Total long-term debt..................................................    74,343        88,748
  Less current maturities.............................................      (187)      (10,792)
                                                                         -------       -------
Long-term Debt, less current portion..................................   $74,156      $ 77,956
                                                                         =======       =======

     Refinancing: During the second quarter of 1995, the Company recorded an extraordinary loss of $4,920 ($0.36 per share) in anticipation of the March 30, 1995 extinguishment of the outstanding $64,350 9.92%

Senior Unsecured Notes. The pre-tax extraordinary loss of $7,343 was comprised of an estimated make whole provision of $4,050, costs associated with the cancellation of underlying interest rate swap agreements of $3,047, and the write-off of deferred financing costs of $246.

     Funds used to retire the Senior Unsecured Notes and pay the make whole obligation were obtained from new borrowings under an existing $40,000 Multi-currency revolving credit agreement and a temporary $40,000 expansion to the existing Multi-currency revolving credit agreement. These borrowings were extinguished on August 21, 1995, and all amounts outstanding were simultaneously reborrowed under a new $120,000 Multi-currency revolving credit agreement (the "New Multi-currency Credit Agreement").

     The New Multi-currency Credit Agreement provides total unsecured credit availability of $120,000, bears interest at a floating rate of IBOR plus .3 - .5 of 1% annually, and expires in August, 2000. Interest is payable monthly. Pursuant to the agreement, borrowings may be denominated in various currencies at the Company's option. A commitment fee, currently computed at a rate of .175 of 1% annually, is payable quarterly on the average unused credit line. The unused credit line at August 31, 1995 was $46,007.

     The New Multi-currency Credit Agreement contains customary restrictions concerning investments, liens on assets, sales of assets, dividend payments, maximum levels of debt and minimum levels of shareholders' equity. In addition, the agreement requires the Company to maintain certain financial ratios. As of August 31, 1995, the Company was in compliance with all debt covenants. Under the most restrictive covenant, approximately $35,795 of retained earnings was available for the payment of future dividends on common stock as of August 31, 1995.

     Commercial paper outstanding at August 31, 1995 and 1994 totaled $3,276 and $9,947, respectively, net of discount, and carried average interest rates of 5.94% and 4.73%, respectively. The Company has the ability and intent to maintain these commercial paper obligations, classified as long term, for more than one year. Amounts outstanding as commercial paper reduce the amount available for borrowing under the New Multi-currency Credit Agreement.

     Interest Rate Financial Instruments: As part of its interest rate management program, the Company periodically enters into interest rate swap and cap agreements with respect to portions of its outstanding debt. Interest rate swap agreements typically convert the variable nature of debt to fixed rate, or vice versa. Interest rate caps limit the maximum interest rate that is paid. As of August 31, 1995, the Company had interest rate caps in place on a notional $60,000 in borrowings that limits the maximum applicable base rate (three month LIBOR) to 8.0%. Currently, the Company incurs interest at .45 of 1% above IBOR. The interest rate caps expire in March, 1997, and were recorded at a value of $225 at August 31, 1995.

     Fair Values: The fair value of the Company's short-term borrowings and long-term debt approximated book value as of August 31, 1995. The fair value of debt instruments is calculated by discounting the cash flow of such obligations using the market interest rates for similar instruments at August 31, 1995. The fair value of the Company's interest rate cap agreement and foreign currency forward exchange contract at August 31, 1995 approximated book value.

     Aggregate Maturities: Aggregate maturities of long-term debt outstanding at August 31, 1995, were: $187 in 1996; $75 in 1997; $81 in 1998; $7 in 1999 and
$73,993 in 2000.

     The Company paid $10,363, $10,695 and $11,894 for financing costs in 1995, 1994 and 1993, respectively, excluding the make whole payments associated with refinancing the 9.92% Senior Unsecured Debt.

NOTE H -- LEASES

     The Company leases certain facilities, computers, equipment and vehicles under various lease agreements over periods of one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions which enable the Company to renew leases based upon the fair values on the date of expiration of the initial lease.

     Future obligations on non-cancelable operating leases in effect at August 31, 1995 were: $10,941 in 1996; $9,745 in 1997; $7,491 in 1998; $4,992 in 1999;
$4,530 in 2000; and $21,778 thereafter.

     Total rental expense under operating leases was $11,076, $11,379 and $12,250 in 1995, 1994 and 1993, respectively.

NOTE I -- INCENTIVE STOCK OPTION PLANS

     At August 31, 1995, 2,127,835 shares of Class A common stock were reserved for issuance under the Company's stock option plans.

     Employee Plans: The Company has three non-qualified stock option plans for employees -- the 1985, 1987 and 1990 Plans. No further options may be granted under the 1985 or 1987 Plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. A total of 3,050,000 shares may be issued under all three stock option plans (equal to 950,000 shares authorized under the 1985 Plan, 1,200,000 shares under the 1987 Plan and 900,000 shares under the 1990 Plan). Any available unissued shares under the 1985 and 1987 Plans at the date of adoption of the 1990 Plan became available for issuance under the 1990 Plan.

     Options may be granted to officers and key employees. Options generally have a maximum term of ten years and an exercise price equal to 100% of the fair market value of a share of the Company's common stock at the date of grant. Options vest 50% after 2 years and 100% after 5 years.

     A summary of option activity under the three plans is as follows:

                                                                     NUMBER OF         PRICE
                                                                      SHARES           RANGE
                                                                     ---------    ---------------
Outstanding at September 1, 1992..................................   1,473,901    $ 2.21 - $26.75
  Granted.........................................................     314,125     15.13 -  16.88
  Granted under reload provision..................................       6,259     15.13
  Exercised.......................................................     (48,645)     2.21 -  13.00
  Cancelled.......................................................     (29,030)    15.63 -  26.75
                                                                     ---------    ---------------
Outstanding at August 31, 1993....................................   1,716,610    $ 2.21 - $26.75
  Granted.........................................................     189,400     15.81 -  21.38
  Exercised.......................................................    (146,288)     2.21 -  20.56
  Cancelled.......................................................    (174,187)    12.75 -  26.75
                                                                     ---------    ---------------
Outstanding at August 31, 1994....................................   1,585,535    $ 2.21 - $24.13
  Granted.........................................................     227,740     24.13 -  29.25
  Exercised.......................................................    (250,136)     2.21 -  24.13
  Cancelled.......................................................    (119,450)    15.44 -  29.25
                                                                     ---------    ---------------
Outstanding at August 31, 1995....................................   1,443,689    $ 2.21 - $29.25
                                                                     ---------    ---------------
Exercisable at August 31, 1995....................................     811,564    $ 2.21 - $22.25
                                                                     =========    ===============

     Outside Director Plan: Annually each outside director is automatically granted stock options to purchase 1,000 shares of common stock at a price equal to the market price of the underlying stock on the date of grant. A maximum of 60,000 shares may be issued under this plan. Options vest 100% after 11 months.

     A summary of option activity under this plan is as follows:

                                                                     NUMBER OF         PRICE
                                                                      SHARES           RANGE
                                                                     ---------    ---------------
Outstanding at September 1, 1992..................................     10,000     $12.75 - $24.13
  Granted.........................................................      5,000      17.00
  Exercised.......................................................     (1,000)     12.75
                                                                       ------       -------------
Outstanding at August 31, 1993....................................     14,000     $12.75 - $24.13
  Granted.........................................................      6,000      16.69
  Cancelled.......................................................     (1,000)     16.69
                                                                       ------       -------------
Outstanding at August 31, 1994....................................     19,000     $12.75 - $24.13
  Granted.........................................................      5,000      25.00
  Exercised.......................................................     (4,000)     12.75 -  24.13
                                                                       ------       -------------
Outstanding at August 31, 1995....................................     20,000     $12.75 - $25.00
                                                                       ------       -------------
Exercisable at August 31, 1995....................................     15,000     $12.75 - $24.13
                                                                       ======       =============

NOTE J -- EMPLOYEE STOCK OWNERSHIP AND RETIREMENT PLANS

     US Employees: All of the Company's full-time US employees are participants in the Applied Power Inc. Employee Stock Ownership Plan (the "ESOP Plan"). Under the provisions of the ESOP Plan, the plan administrator acquires shares of Class A common stock on the open market and allocates such shares to accounts set aside for Company employees' retirements. Contributions equal 3% of each employee's annual cash compensation except "initial participants," who received no allocation of shares until 1995. During the years ended August 31, 1995, 1994 and 1993, pre-tax expense related to the ESOP Plan was $1,720, $534 and $450, respectively.

     The Company also offers an employee 401(K) Savings Plan (the "Savings Plan") to encourage eligible employees to save on a regular basis for their retirements. All full-time US employees are eligible to participate in the Savings Plan, and generally may contribute up to 15% of their base compensation. Effective January 1, 1995, the Company's annual match equals approximately 25% of each participant's first 3% of earnings. Expense attributable to the Savings Plan was $643, $293 and $307 for 1995, 1994 and 1993, respectively.

     Non-US Employees: The Company contributes to a number of retirement programs for employees outside the US. Pension expense amounted to $821, $631 and $1,213 in 1995, 1994 and 1993, respectively. These plans are not required to report to US governmental agencies under ERISA and do not otherwise determine the actuarial value of accumulated plan benefits or net assets available for benefits.

NOTE K -- POSTRETIREMENT BENEFITS

     The Company adopted SFAS No. 106 -- "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective September 1, 1992. This new pronouncement requires the accrual of postretirement benefits (such as health care and life insurance) during the years an employee provides service. In connection with the adoption of SFAS No. 106, the Company elected to recognize as expense in 1993 the accumulated postretirement benefit obligation rather than amortizing such amount to expense over a 20-year period. The Company recorded a $4,355 charge (net of a $2,579 tax benefit) in 1993 for the cumulative effect of this accounting change.

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

     Net periodic postretirement benefit expense for 1995, 1994 and 1993 included the following components:

                                                                          1995     1994    1993
                                                                          -----    ----    ----
Service cost of benefits earned........................................   $   9    $  9    $ 12
Interest cost on accumulated postretirement benefit obligation.........     482     553     694
Amortization of unrecognized gain......................................    (180)    (91)     --
                                                                          -----    ----    ----
     Total Postretirement Benefit Expense..............................   $ 311    $471    $706
                                                                          =====    ====    ====

     The Company's accumulated postretirement benefit obligation for such benefits is as follows:

                                                                                  AUGUST 31,
                                                                               ----------------
                                                                                1995      1994
                                                                               ------    ------
Retirees....................................................................   $4,887    $5,686
Vested former employees.....................................................    1,419     1,595
Active employees............................................................      238       229
                                                                               ------    ------
Subtotal....................................................................    6,544     7,510
Unrecognized gain...........................................................    3,037     1,966
                                                                               ------    ------
Accumulated Postretirement Benefit Obligation...............................   $9,581    $9,476
                                                                               ======    ======

     The Company's postretirement benefit obligations are not funded. Benefits paid in 1995, 1994 and 1993 were $24, $202 and $420 lower than that expensed during those years, respectively.

     The health care cost trend rate used in the actuarial calculations was 11.0%, trending downward to 6.5% by the year 2010, and remaining level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% in both 1995 and 1994, and 8.0% in 1993. The effect of a one percentage-point change in health care cost trend rates would change the accumulated postretirement benefit obligation by approximately 10%.

NOTE L -- INCOME TAXES

     Income tax expense for continuing operations consists of the following:

                       Currently Payable:                            1995       1994       1993
                                                                    -------    -------    -------
  Federal........................................................   $ 7,007    $ 4,475    $ 5,926
  Foreign........................................................     6,313      3,621      2,590
  State..........................................................     1,255      1,095        413
                                                                      -----       ----       ----
Subtotals........................................................    14,575      9,191      8,929
                                                                      -----       ----       ----
Deferred (Credits):
  Federal........................................................    (2,582)    (2,166)    (4,390)
  Foreign........................................................       230      1,672     (1,845)
  State..........................................................      (355)      (295)      (190)
                                                                      -----       ----       ----
Subtotals........................................................    (2,707)      (789)    (6,425)
                                                                      -----       ----       ----
       Totals....................................................   $11,868    $ 8,402    $ 2,504
                                                                      =====       ====       ====

     Components of deferred income tax benefits include the following:

                                                                     1995       1994       1993
                                                                    -------    -------    -------
Compensation and other employee benefits.........................   $  (443)   $  (962)   $  (149)
Inventory items..................................................        26       (519)      (201)
Depreciation and amortization....................................      (956)    (1,798)    (3,366)
Restructuring expenses...........................................       574      2,504     (2,366)
Deferred income..................................................    (1,225)      (119)       (29)
Book reserves and other items....................................      (683)       105       (314)
                                                                    -------    -------    -------
  Totals.........................................................   $(2,707)   $  (789)   $(6,425)
                                                                    =======    =======    =======

     Income tax expense differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the US statutory rate to the effective tax rate follows:

                                                                           PERCENT OF PRE-TAX
                                                                                EARNINGS
                                                                        ------------------------
                                                                        1995      1994      1993
                                                                        ----      ----      ----
Federal statutory rate...............................................   35.0%     35.0%     34.0%
State income taxes, net of Federal effect............................    1.6       2.1       1.8
Non-deductible amortization..........................................    1.2       1.8       5.3
Adjustment of deferred tax balances..................................     --        --      (6.4)
Net effects of foreign tax rates and credits.........................   (5.6)     (4.2)     (8.0)
Other items..........................................................     --      (1.5)     (0.6)
                                                                        ----      ----      ----
  Effective Tax Rate.................................................   32.2%     33.2%     26.1%
                                                                        ====      ====      ====

     Temporary differences and carryforwards which gave rise to the deferred tax assets and liabilities included the following items:

                           DEFERRED TAX ASSETS:                               1995       1994
                                                                             -------    -------
  Operating loss and foreign tax credit carryforwards.....................   $ 4,167    $ 5,551
  Compensation and other employee benefits................................     5,698      5,255
  Inventory items.........................................................     4,446      4,563
  Restructuring expenses..................................................       550      1,124
  Deferred income.........................................................     1,711        486
  Book reserves and other items...........................................     2,501      1,339
                                                                             -------    -------
                                                                              19,073     18,318
  Valuation allowance.....................................................    (4,700)    (5,551)
                                                                             -------    -------
                                                                              14,373     12,767
                                                                             -------    -------
DEFERRED TAX LIABILITIES:
  Depreciation and amortization...........................................    11,485     12,441
  Inventory items.........................................................     3,364      3,455
  Other items.............................................................     5,613      5,667
                                                                             -------    -------
                                                                              20,462     21,563
                                                                             -------    -------
NET DEFERRED TAX LIABILITY................................................   $(6,089)   $(8,796)
                                                                             =======    =======

     The valuation allowance primarily represents foreign loss and foreign tax credit carryforwards for which utilization is uncertain. The majority of the foreign losses may be carried forward indefinitely; however, the foreign tax credit carryforwards expire in 1996 and 1997.

     Income taxes paid during 1995, 1994 and 1993 were $12,280, $9,191 and $5,080, respectively.

     The Company's policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the US. Accordingly, the Company does not currently provide for the additional US and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to approximately $33,000 at August 31, 1995. If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $2,400 would have been necessary as of August 31, 1995.

     Earnings from continuing operations before income taxes from non-US operations were $16,156, $12,041 and $2,293 for 1995, 1994 and 1993, respectively.

NOTE M -- SEGMENT INFORMATION

     The Company's operations are classified into three business segments:
Distributed Products, Engineered Solutions and Wright Line. Distributed Products, consisting of Enerpac and GB Electrical, is involved in the manufacture and distribution of tools and consumables to the construction, retail and general industrial markets. Engineered Solutions, which consists of Barry Controls, Power-Packer and APITECH, focuses on high-volume technology products for OEM customers in the transportation, industrial, defense and aerospace markets. Wright Line develops, manufactures and sells technical furniture solutions for offices and laboratories.

     Summarized financial information by business segment is as follows:

NET SALES:                                                         1995        1994        1993
                                                                 --------    --------    --------
Distributed Products..........................................   $264,823    $222,076    $212,924
Engineered Solutions..........................................    192,219     162,296     147,564
Wright Line...................................................     70,016      49,272      38,239
                                                                 --------    --------    --------
  Totals......................................................   $527,058    $433,644    $398,727
                                                                 ========    ========    ========
OPERATIONS BEFORE INCOME TAXES:
Distributed Products..........................................   $ 37,379    $ 32,023    $ 29,739
Engineered Solutions..........................................     15,200      12,314       4,526
Wright Line...................................................      8,587       4,242      (2,372)
General corporate and other...................................    (24,293)    (23,281)    (22,303)
                                                                 --------    --------    --------
  Totals......................................................   $ 36,873    $ 25,298    $  9,590
                                                                 ========    ========    ========
DEPRECIATION:
Distributed Products..........................................   $  4,826    $  4,165    $  3,855
Engineered Solutions..........................................      7,800       7,346       7,631
Wright Line...................................................      2,406       2,761       3,329
General corporate and other...................................         55          42          38
                                                                 --------    --------    --------
  Totals......................................................   $ 15,087    $ 14,314    $ 14,853
                                                                 ========    ========    ========
CAPITAL EXPENDITURES:
Distributed Products..........................................   $  6,440    $  5,917    $  4,884
Engineered Solutions..........................................      6,321       5,957       6,159
Wright Line...................................................      2,955         769         753
General corporate and other...................................        270          64         421
                                                                 --------    --------    --------
  Totals......................................................   $ 15,986    $ 12,707    $ 12,217
                                                                 ========    ========    ========

                                                                            AUGUST 31,
                                                                 --------------------------------
ASSETS:                                                            1995        1994        1993
                                                                 --------    --------    --------
Distributed Products..........................................   $163,053    $148,737    $131,868
Engineered Solutions..........................................    129,682     128,190     127,481
Wright Line...................................................     25,969      23,838      18,618
Net assets held for sale......................................         --          --      12,035
General corporate.............................................     14,242      16,637      16,315
                                                                 --------    --------    --------
  Totals......................................................   $332,946    $317,402    $306,317
                                                                 ========    ========    ========

     Summarized financial information by geographic region is as follows:

NET SALES:                                                         1995        1994        1993
                                                                 --------    --------    --------
North America.................................................   $323,015    $279,613    $259,692
Latin America.................................................     12,022      11,300      10,154
Europe........................................................    136,813      99,215      87,346
Japan and Asia Pacific........................................     55,208      43,516      41,535
                                                                 --------    --------    --------
  Totals......................................................   $527,058    $433,644    $398,727
                                                                 ========    ========    ========
OPERATIONS BEFORE INCOME TAXES:
North America.................................................   $ 37,777    $ 32,672    $ 23,855
Latin America.................................................        954         512       1,662
Europe........................................................     15,208       8,352        (820)
Japan and Asia Pacific........................................      7,227       7,043       7,196
General corporate and other...................................    (24,293)    (23,281)    (22,303)
                                                                 --------    --------    --------
  Totals......................................................   $ 36,873    $ 25,298    $  9,590
                                                                 ========    ========    ========

                                                                            AUGUST 31,
                                                                 --------------------------------
ASSETS:                                                            1995        1994        1993
                                                                 --------    --------    --------
North America.................................................   $192,032    $192,103    $183,412
Latin America.................................................     11,967      11,053       9,358
Europe........................................................     77,505      64,919      57,927
Japan and Asia Pacific........................................     37,200      32,690      27,270
Net assets held for sale......................................         --          --      12,035
General corporate.............................................     14,242      16,637      16,315
                                                                 --------    --------    --------
  Totals......................................................   $332,946    $317,402    $306,317
                                                                 ========    ========    ========

     Operations before income taxes for each business and geographic segment do not include general corporate expenses, amortization expense, interest expense or currency exchange adjustments. Sales between business segments and geographic areas are insignificant and are accounted for at prices intended to yield a reasonable return to the selling affiliate. No single customer accounted for more than 10% of total sales in 1995, 1994 or 1993. Export sales from domestic operations were less than 10% in each of the periods presented.

     Corporate assets, which are not allocated, represent principally cash, prepaid taxes and investments.

NOTE N -- CONTINGENCIES AND LITIGATION

     The Company had outstanding letters of credit totaling $1,300 and $1,640 at August 31, 1995 and 1994, respectively. The letters of credit generally serve as collateral for liabilities included in the Consolidated Balance Sheet.

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

     The Company has facilities at numerous geographic locations, which are subject to a range of environmental laws and regulations. Environmental costs are expensed or capitalized depending on their future economic benefit. Expenditures that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable, and the costs can be reasonably estimated. Although the level of future expenditures for environmental remediation is impossible to determine with any degree of certainty, it is management's opinion that such costs will not have a material effect on the Company's financial position. Environmental remediation accruals of $573 and $567 were included in the Consolidated Balance Sheet at August 31, 1995 and 1994, respectively.

NOTE O -- SUBSEQUENT EVENT

     On September 29, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of Vision Plastics Manufacturing Company ("Vision"). Certain proprietary technology rights and patents related to the business are to be acquired in a separate transaction that is expected to close in January, 1996. Total consideration for the two transactions is approximately $21,500, and will be funded by proceeds from borrowings under existing credit facilities. Vision, based in San Diego, California, manufactures plastic cable ties which are sold through electrical wholesale, retail and OEM channels.

                      APPLIED POWER INC. AND SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                                                                     DEDUCTIONS
                                                     ADDITIONS                  --------------------
                                        ------------------------------------     ACCOUNTS
                                        BALANCE AT    CHARGED TO                WRITTEN OFF             BALANCE AT
                                        BEGINNING     COSTS AND       NET          LESS                   END OF
             DESCRIPTION                OF PERIOD      EXPENSES     ACQUIRED    RECOVERIES     OTHER      PERIOD
-------------------------------------   ----------    ----------    --------    -----------    -----    ----------
                                                                  (DOLLARS IN THOUSANDS)
Deducted from assets to which they
  apply:
  Allowance for losses -- trade
     accounts receivable
  August 31, 1995....................     $3,131        $1,255         --         $   793        --       $3,593
                                          ======        ======         ==          ======        ==       ======
  August 31, 1994....................     $3,053        $1,379         --         $ 1,301        --       $3,131
                                          ======        ======         ==          ======        ==       ======
  August 31, 1993....................     $3,412        $  739         --         $ 1,098        --       $3,053
                                          ======        ======         ==          ======        ==       ======
  Allowance for losses -- inventory
  August 31, 1995....................     $6,268        $5,413         --         $ 3,310        --       $8,371
                                          ======        ======         ==          ======        ==       ======
  August 31, 1994....................     $4,854        $3,998         --         $ 2,584        --       $6,268
                                          ======        ======         ==          ======        ==       ======
  August 31, 1993....................     $5,377        $2,030         --         $ 2,553        --       $4,854
                                          ======        ======         ==          ======        ==       ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPLIED POWER INC.
                                          (Registrant)

                                          By:      /s/ ROBERT C. ARZBAECHER
                                            ------------------------------------
                                                    Robert C. Arzbaecher
                                             Vice President and Chief Financial
                                                           Officer

Dated: November 16, 1995

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

              SIGNATURE                                         TITLE
-------------------------------------    ----------------------------------------------------
         /s/ RICHARD G. SIM              Chairman of the Board, President and Chief Executive
-------------------------------------    Officer; Director
           Richard G. Sim

      /s/ ROBERT C. ARZBAECHER           Vice President and Chief Financial Officer
-------------------------------------    (Principal Financial Officer)
        Robert C. Arzbaecher

       /s/ ANDREW G. LAMPEREUR           Controller (Principal Accounting Officer)
-------------------------------------
         Andrew G. Lampereur

       /s/ H. RICHARD CROWTHER           Director
-------------------------------------
         H. Richard Crowther

         /s/ JACK L. HECKEL              Director
-------------------------------------
           Jack L. Heckel

        /s/ RICHARD M. JONES             Director
-------------------------------------
          Richard M. Jones

       /s/ RICHARD A. KASHNOW            Director
-------------------------------------
         Richard A. Kashnow

       /s/ L. DENNIS KOZLOWSKI           Director
-------------------------------------
         L. Dennis Kozlowski

        /s/ RAYMOND S. TROUBH            Director
-------------------------------------
          Raymond S. Troubh

-------------------------
* Each of the above signatures is affixed as of November 16, 1995

                               APPLIED POWER INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1995

                               INDEX TO EXHIBITS

                                                            INCORPORATED HEREIN             FILED
EXHIBIT                 DESCRIPTION                           BY REFERENCE TO              HEREWITH
-------    -------------------------------------   -------------------------------------   --------
  3.1      (a) Amended and Restated Articles of    Exhibit 19.1(a) to Form 10-Q for
           Incorporation (as adopted January 8,    quarter ended February 28, 1990
           1987)                                   ("2/28/90 10-Q")

           (b) Articles of Amendment to Amended    Exhibit 19.1(b) to 2/28/90 10-Q
           and Restated Articles of
           Incorporation, amending Sections 3.1
           and 3.2 of Article III and Article IV
           (adopted January 13, 1990)

  3.2      Amended and Restated By-Laws (as last                                             X
           amended by amendment to Section 3.01
           increasing the number of directors to
           seven, adopted November 7, 1995)

  4 +
  4.1      Articles III, IV and V of Amended and   See Exhibit 3.1 above
           Restated Articles of Incorporation,
           as amended

  4.2      Agreement for Purchase and Sale,        Exhibit 19.2(a)-(g) to Form 10-Q for
           dated August 29, 1990, between          quarter ended May 31, 1991
           Minnesota Mining and Manufacturing
           Company and Applied Power Inc., and
           seven related Leases, each dated
           April 29, 1991, between Bernard
           Garland and Sheldon Garland, d/b/a
           Garland Enterprises, as Landlord, and
           Applied Power Inc., as Tenant

  4.3      Multicurrency Credit Agreement, dated                                             X
           as of August 22, 1995 between Applied
           Power Inc. and Applied Power Finance
           S.A., as borrowers, various financial
           institutions, as lenders, Bank of
           America National Trust and Savings
           Association, as agent, and BA
           Securities, Inc., as arranger

---------------

+ Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled instruments, or any unfiled exhibits or schedules to filed instruments, defining the rights of security holders.

                                                            INCORPORATED HEREIN             FILED
EXHIBIT                 DESCRIPTION                           BY REFERENCE TO              HEREWITH
-------    -------------------------------------   -------------------------------------   --------
  4.4      Amended and Restated Receivables                                                  X
           Purchase Agreement, dated as of
           August 30, 1995, between Applied
           Power Inc., Barry Wright Corporation,
           Wright Line Inc., GB Electrical,
           Inc., and certain other subsidiaries
           from time to time parties thereto, as
           sellers, and PNC Bank, National
           Association, and other financial
           institutions from time to time
           parties thereto, as purchasers
101*       Employment Agreement dated May 9,       Exhibit 10.1 to Form 10-K for the
           1994 between Applied Power Inc. and     fiscal year ended August 31, 1994
           Richard G. Sim (superseding             ("1994 10-K")
           Employment Agreement dated July 5,
           1985, as amended)
 10.2*     (a) Applied Power Inc. 1985 Stock       Exhibit 10.2(a) to Form 10-K for
           Option Plan adopted by Board of         fiscal year ended August 31, 1989
           Directors on August 1, 1985 and         ("1989 10-K")
           approved by shareholders on January
           6, 1986, as amended
           (b) Amendment adopted by Board of       Exhibit 10.2(b) to 1989 10-K
           Directors on November 8, 1989 and
           approved by shareholders on January
           13, 1990
           (c) Amendment adopted by Board of       Exhibit 10.2(c) to 1990 10-K for
           Directors on August 9, 1990             fiscal year ended August 31, 1990
                                                   ("1990 10-K")
 10.3*     (a) Applied Power Inc. 1987             Exhibit 10-8 to Form 10-K for fiscal
           Nonqualified Stock Option Plan          year ended August 31, 1987
           adopted by Board of Directors on
           November 3, 1987 and approved by
           shareholders January 7, 1988
           (b) Amendment adopted by Board of       See Exhibit 10.2(b)
           Directors on November 8, 1989 and
           approved by shareholders on January
           13, 1990
 10.4*     (a) Applied Power Inc. 1990 Stock       Exhibit A to Proxy Statement dated
           Option Plan, adopted by Board of        December 5, 1990 for 1991 Annual
           Directors on August 9, 1990, and        Meeting of Shareholders
           approved by shareholders on January
           7, 1991
           (b) Amendment adopted by Board of       Exhibit 10.5(b) to Form 10-K for
           Directors on August 10, 1992, and       fiscal year ended August 31, 1992
           approved by shareholders on January
           7, 1993
 10.5*     (a) Description of Fiscal 1995          Exhibit 10.6 to 1994 10-K
           Management Bonus Arrangement

---------------

* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                            INCORPORATED HEREIN             FILED
EXHIBIT                 DESCRIPTION                           BY REFERENCE TO              HEREWITH
-------    -------------------------------------   -------------------------------------   --------
 10.6*     Description of Fiscal 1996 Management                                             X
           Bonus Arrangement
 10.7*     (a) Applied Power Inc. 1989 Outside     Exhibit 10.7 to 1989 10-K
           Directors' Stock Option Plan adopted
           by Board of Directors on November 8,
           1989 and approved by shareholders on
           January 13, 1990
           (b) Amendment adopted by Board of       Exhibit 10.7(b) to 1990 10-K
           Directors on November 9, 1990, and
           approved by shareholders on January
           7, 1991
108*       Outside Directors' Deferred                                                       X
           Compensation Plan
 11        Statement regarding Computation of                                                X
           Earnings per Share
 21        Subsidiaries of the Registrant                                                    X
 23        Consent of Deloitte & Touche LLP                                                  X
 24        Power of Attorney                       See Signature Page of this report
 27        Financial Data Schedule                                                           X

---------------

* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.