Form 10-Q
period 1995-11-30
APPLIED POWER INC
filed 1996-01-09
CIK 6955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Mark One
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED NOVEMBER 30, 1995

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

Number of outstanding shares of Class A Common Stock: 13,418,965 as of December 31, 1995.

The Index to Exhibits appears on Page 12.

                               APPLIED POWER INC.

                                     INDEX


                                                                                                        Page  No.
                                                                                                        ---------
PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Condensed Consolidated Financial Statements

                Condensed Consolidated Statement of Earnings -
                   Three Months Ended November 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . .  3

                Condensed Consolidated Balance Sheets -
                   November 30, 1995 and August 31, 1995  . . . . . . . . . . . . . . . . . . . . . . .  4

                Condensed Consolidated Statement of Cash Flows -
                   Three Months Ended November 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . .  5

                Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . .  6

Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7


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

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11


PART I  - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                               APPLIED POWER INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                 Three Months Ended November 30,
                                                                                 -------------------------------
                                                                                      1995             1994
                                                                                 -------------    --------------
 Net Sales                                                                      $    139,270      $     125,799

 Cost of Products Sold                                                                85,189             77,627
                                                                                 -------------    --------------
          Gross Profit                                                                54,081             48,172

 Engineering, Selling and Administrative Expenses                                     39,856             35,693
                                                                                 -------------    --------------
          Operating Earnings                                                          14,225             12,479

 Other Expense (Income):
          Net interest expense                                                         2,067              2,738
          Amortization of intangible assets                                              720              1,161
          Other - net                                                                    100                201
                                                                                 -------------    --------------
 Earnings Before Income Tax Expense                                                   11,338              8,379

 Income Tax Expense                                                                    3,628              2,938
                                                                                 -------------    --------------
 Net Earnings                                                                   $      7,710      $       5,441
                                                                                 =============    ==============


 Earnings Per Share                                                             $       0.55      $        0.40
                                                                                 =============    ==============
 Weighted Average Shares Outstanding (In thousands)                                   13,993             13,622
                                                                                 =============    ==============





     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               NOVEMBER 30,        August 31,
                                                                                   1995              1995
                                                                            -----------------    --------------
                                                                              (UNAUDITED)
                ASSETS

 Current Assets
       Cash and cash equivalents                                              $        1,953     $         911
       Net accounts receivable                                                        65,502            71,000
       Net inventories                                                               107,317           103,358
       Prepaid taxes and expenses                                                     14,649            15,195
                                                                            -----------------    --------------
                Total Current Assets                                                 189,421           190,464

 Other Assets                                                                          6,297             6,274
 Goodwill                                                                             58,483            57,346
 Other Intangibles                                                                    10,198            10,427
 Net Property, Plant and Equipment                                                    72,925            68,435
                                                                            -----------------    --------------
 Total Assets                                                                  $     337,324     $     332,946
                                                                            =================    ==============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities
       Short-term borrowings                                                   $       5,572     $      12,620
       Trade accounts payable                                                         38,182            37,530
       Accrued compensation and benefits                                              14,734            19,707
       Income taxes payable                                                            9,973             7,575
       Current maturities of long-term debt                                                -               187
       Other current liabilities                                                      20,262            19,828
                                                                            -----------------    --------------
                Total Current Liabilities                                             88,723            97,447

 Long-Term Debt, less current maturities                                              80,803            74,156
 Deferred Income Taxes                                                                15,849            16,386
 Other Deferred Liabilities                                                           13,303            13,271

 Shareholders' Equity
       Common stock, $0.20 par value, authorized 40,000,000 shares, issued
           and outstanding 13,417,015 and 13,406,590 shares, respectively              2,683             2,681
       Additional paid-in capital                                                     28,496            28,328
       Retained earnings                                                             101,592            94,285
       Cumulative translation adjustments                                              5,875             6,392
                                                                            -----------------    --------------
 Total Shareholders' Equity                                                          138,646           131,686
                                                                            -----------------    --------------
 Total Liabilities and Shareholders' Equity                                    $     337,324     $     332,946
                                                                            =================    ==============




     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                Three Months Ended November 30,
                                                                             ------------------------------------
                                                                                    1995              1994
                                                                             -----------------  -----------------
 OPERATING ACTIVITIES

 Net Earnings                                                                $       7,710        $      5,441

 Adjustments to reconcile net earnings to net cash
     provided by operating activities:
          Depreciation and amortization                                              5,067               4,651
          Changes in operating assets and liabilities, excluding
             the effects of business acquisitions and disposals:
                  Accounts receivable                                                  627              (4,767)
                  Inventories                                                       (2,641)                  8
                  Prepaid expenses and other assets                                   (754)                704
                  Trade accounts payable                                               251              (2,422)
                  Other liabilities                                                 (5,602)              1,738
                  Income taxes payable                                               2,396                (955)
                                                                             -----------------  -----------------
      Net Cash Provided by Operating Activities                                      7,054               4,398


 INVESTING ACTIVITIES

 Proceeds on the sale of property, plant and equipment                                  98                  29
 Additions to property, plant and equipment                                         (6,387)             (2,637)
 Cash used for business acquisitions                                                (3,855)               (699)
 Other                                                                                   -                 152
                                                                             -----------------  -----------------
      Net Cash Used In Investing Activities                                        (10,144)             (3,155)


 FINANCING ACTIVITIES

 Net borrowings (repayments) under credit agreements                                 5,831                (644)
 Net (repayments) borrowings on short-term credit facilities                        (7,003)              2,583
 Net commercial paper repayments                                                      (308)             (8,662)
 Additional receivables financed                                                     5,791               5,000
 Dividends paid on common stock                                                       (403)               (396)
 Stock options exercised                                                               170               1,160
 Other                                                                                 (42)                  -
                                                                             -----------------  -----------------
      Net Cash Provided By (Used In) Financing Activities                            4,036                (959)

 Effect of Exchange Rate Changes on Cash                                                96                  10
                                                                             -----------------  -----------------
 Net Increase in Cash and Cash Equivalents                                           1,042                 294

 Cash and Cash Equivalents - Beginning of Period                                       911               1,907
                                                                             -----------------  -----------------
 Cash and Cash Equivalents - End of Period                                   $       1,953        $      2,201
                                                                             =================  =================




     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Applied Power Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes thereto in the Company's 1995 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist of only those of a recurring nature. Operating results for the three months ended November 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1996.


NOTE B - ACQUISITIONS
The Company's Enerpac division acquired the assets of Designed Fluid-Air Systems, Inc. ("DFAS") on October 26, 1995, for $298 in cash, plus future royalties over the next five years not to exceed $500 in the aggregate. Approximately $100 of the purchase price was assigned to Goodwill. DFAS, located in Oswego, Illinois, designs, fabricates and assembles customized quick die change systems utilizing hydraulic, pneumatic and electrical components.

On September 29, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of Vision Plastics Manufacturing Company ("Vision") for $3,557 in cash. Included in the liabilities assumed was $1,357 of outstanding mortgage debt which was subsequently extinguished by the Company during the first quarter. Certain proprietary technology rights and patents related to the business are to be acquired in a separate transaction that is expected to close in January, 1996. Total consideration for the two transactions is approximately $21,500, and will be funded by proceeds from borrowings under existing credit facilities. Vision, based in San Diego, California, manufactures plastic cable ties which are sold through electrical wholesale, retail and OEM channels.

The Company acquired all of the outstanding stock of New England Controls, Inc. ("NECON") on June 28, 1995 for approximately $2,059 in cash. Approximately $1,536 of the purchase price was assigned to Goodwill. NECON, based in Milford, Connecticut, manufactures electrical switches for the electrical wholesale, retail and OEM markets.

All acquisitions were accounted for using the purchase method.


NOTE C - SUBSEQUENT EVENTS
On December 8, 1995, the Company acquired the remaining 10% minority interest in Applied Power Korea. Cash of $388 was used in the acquisition which generated goodwill of approximately $340.

The Company's GB Electrical subsidiary sold its HIT spring steel product line in early December, 1995 for $2,500 in cash, which approximated its book value.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS
The Company reported record sales and earnings for the quarter ended November 30, 1995. Net earnings for the most recent quarter were $7,710, or $0.55 per share, compared to $5,441, or $0.40 per share, recorded in the comparable prior year period. Increased sales and greater leverage on fixed costs were the key factors in the improved results. Foreign currency translation had a negligible impact on results for the quarter ended November 30, 1995.

                                                               Three Months Ended November 30,
                                                             ----------------------------------------------
 SALES BY SEGMENT                                                  1995         1994               Change
                                                             -------------  --------------    -------------
 Distributed Products                                        $     67,026   $     62,740             7%
 Engineered Solutions                                              47,924         45,707             5%
 Wright Line                                                       24,320         17,352            40%
                                                             -------------  --------------    -------------
 Total                                                       $    139,270   $    125,799            11%
                                                             =============  ==============    =============

All of the Company's businesses reported sales increases over the prior year for the three months ended November 30, 1995. Sales from Distributed Products, which consists of Enerpac and GB Electrical, grew 7%, benefiting from further expansion into developing markets and approximately $1,723 from businesses acquired subsequent to the first quarter of fiscal 1995.

Engineered Solutions, consisting of Barry Controls, Power-Packer and APITECH, reported a first quarter sales gain of 5% over the comparable prior year period. The majority of the growth took place in Power-Packer which continued to experience strong demand from European OEM truck and automobile manufacturers.

Wright Line's 40% year-to-year sales growth reflects continued success with the LMS product line as well as other new product introductions into the engineering and laboratory markets. In addition, Wright Line continued to grow through expansion of its direct sales force during the first quarter of fiscal 1995.

                                                               Three Months Ended November 30,
                                                             ----------------------------------------------
 GROSS PROFIT BY SEGMENT                                           1995         1994               Change
                                                             -------------   -------------      -----------
 Distributed Products                                        $     28,563    $     26,439            8 %
 Engineered Solutions                                              13,826          13,200            5 %
 Wright Line                                                       11,692           8,533           37 %
                                                             -------------   -------------      -----------
 Total                                                       $     54,081    $     48,172           12 %
                                                             =============   =============      ===========


Total gross profit increased 12% from the first quarter of fiscal 1995, primarily due to increased sales volume and fixed manufacturing cost leverage. Overall, the Company's gross profit percentage increased to 38.8% from 38.3% for the three months ended November 30, 1995 and 1994, respectively. The improvement is primarily due to favorable product mix and the impact of higher production levels on fixed manufacturing costs.

                                                               Three Months Ended November 30,
                                                             ----------------------------------------------
 OPERATING EXPENSES                                                1995         1994               Change
                                                             -------------   ------------       -----------
 Engineering                                                 $     4,462     $     3,722             20 %
 Selling                                                          25,709          21,319             21 %
 Administration                                                    9,685          10,652             (9)%
                                                             -------------   ------------       -----------
 Total                                                       $    39,856     $    35,693             12 %
                                                             =============   ============       ===========

First quarter operating expenses were 12% higher than that reported in the first quarter of 1995, reflecting the impact of geographic expansion into developing markets, acquisitions, increased product development programs, and higher sales levels.

Engineering expenses increased 20%, reflecting higher new product development expenditures at a number of locations. The Company believes that its investment in technology in all businesses will continue to provide it with a competitive advantage and growth opportunities.

The increase in selling and marketing expense was primarily sales volume driven, consisting of higher commissions and advertising. Wright Line has a direct sales force whose compensation is substantially commission-based. As a result of its 40% sales growth over the comparable prior year period, its selling and marketing expenses increased at a similar rate, from $5,164 to $7,461. In addition, acquisitions generated approximately $80 in selling and marketing expenses for the quarter ended November 30, 1995.

Administration expenses totaled $9,685 for the quarter ended November 30, 1995, the lowest for any three month period in over a year, and included approximately $121 of additional administrative expenditures related to the new acquisitions. The reduction in expenses was primarily at the Barry Controls and Corporate locations.

Interest expense for the three months ended November 30, 1995 declined substantially from the comparable prior year period as a result of the combination of lower borrowing rates and debt outstanding. During the first quarter of fiscal 1995, the majority of debt outstanding represented Senior Unsecured Notes bearing fixed 9.92% interest rates. The Company refinanced the Senior Unsecured Notes in March, 1995 with lower variable rate debt.

Amortization expense for the quarter ended November 30, 1995 was lower than that reported in the comparable prior year period due to certain GB Electrical intangible assets becoming fully amortized during the second quarter of fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $1,953 at November 30, 1995 and $911 at August 31, 1995. In order to minimize interest expense, the Company intentionally maintains low cash balances by using available cash to reduce short-term bank borrowings.

Cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $7,054 and $4,398 for the three month periods ended November 30, 1995 and 1994, respectively. Increased sales volume resulted in higher operating earnings and higher primary working capital levels.

Cash used in investing activities totaled $10,144 for the first quarter of fiscal 1996, $6,387 of which was used for capital expenditures and $3,855 for the acquisitions of DFAS and Vision. Higher capital expenditures relative to the prior year reflect the paint line and building additions at Wright Line and warehouse improvements at GB Electrical. Both of these projects are anticipated to be completed during the second quarter of fiscal 1996.

TOTAL CAPITALIZATION                                          NOVEMBER 30, 1995        August 31, 1995
                                                            ---------------------    -------------------
Shareholders' Equity                                        $    138,646  58%         $    131,686   56%
Total Debt                                                        86,375  36%               86,963   37%
Deferred Taxes                                                    15,849   6%               16,386    7%
                                                            ---------------------    -------------------
Total                                                       $   240,870  100%         $    235,035  100%
                                                            =====================    ===================

Outstanding debt at November 30, 1995 totaled $86,375, a reduction of $588 since the beginning of the year. The continued decrease was possible due to the strong operating cash inflows for the quarter and incremental accounts receivable financed. Debt as a percentage of total capitalization declined to 36% at the end of the quarter, its lowest point since 1989, compared to 37% at the beginning of the current fiscal year. Dividends of $403 were paid, while the exercise of stock options generated an additional $170 of cash.

The Company entered into an interest rate swap agreement on a notional $15,000 in debt early in December, 1995. The swap converts the interest rate for a term of seven years from a floating rate to a fixed rate of approximately 6.18%.

The Company expects to complete the acquisition of certain technology rights related to the Vision business during the second quarter of fiscal 1996. The remaining purchase price of approximately $18,000 will be generated from additional borrowings. The Company anticipates that the funds generated from operations and available under credit facilities will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.

PART II -  OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) See Index to Exhibits on page 12, which is incorporated herein by reference.

(b) There were no reports on Form 8-K filed during the three months ended November 30, 1995 or thereafter through the date of this report.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    APPLIED POWER INC.
                                                     (Registrant)



Date:  January 9, 1996                              By: /s/Robert C. Arzbaecher
                                                    Robert C. Arzbaecher
                                                    Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial Officer
                                                    and duly authorized to sign
                                                    on behalf of the registrant)

                               APPLIED POWER INC.

                               INDEX TO EXHIBITS

                         FISCAL 1996 FIRST QUARTER 10-Q


Exhibit
Number                           Description                                Page No.
-------             ---------------------------------------                 --------
  11                Computation of Earnings Per Share                           13

  27                Financial Data Schedule                                     14