Form 10-Q
period 1996-02-29
APPLIED POWER INC
filed 1996-04-12
CIK 6955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


       Mark One
       [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED FEBRUARY 29, 1996

                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NO. 1-11288


                               APPLIED POWER INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)



         WISCONSIN                                       39-0168610
         ---------                                       ----------
  (State of incorporation)                       (I.R.S. Employer Id. No.)



                         13000 WEST SILVER SPRING DRIVE
                            BUTLER, WISCONSIN  53007
          MAILING ADDRESS:  P. O. BOX 325, MILWAUKEE, WISCONSIN  53201
          ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (414) 781-6600
                              --------------------
                        (Registrant's telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES    X          NO
                                   -----           -----

Number of outstanding shares of Class A Common Stock: 13,436,303 as of March 31, 1996.

The Index to Exhibits appears on Page 13.

                               APPLIED POWER INC.

                                     INDEX

                                                                       Page  No.
                                                                       --------
PART I - FINANCIAL INFORMATION
- - ------------------------------
Item 1 - Unaudited Condensed Consolidated Financial Statements


            Condensed Consolidated Statement of Earnings -
             Three and Six Months Ended
             February 29, 1996 and February 28, 1995 ...................   3

            Condensed Consolidated Balance Sheet -
             February 29, 1996 and August 31, 1995 .....................   4

            Condensed Consolidated Statement of Cash Flows -
             Six Months Ended February 29, 1996 and February 28, 1995 ..   5

            Notes to Condensed Consolidated Financial Statements .......   6

  Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..................................   8


  PART II - OTHER INFORMATION
  ---------------------------

  Item 4 - Submission of Matters to a Vote of Security Holders .........  11

  Item 6 - Exhibits and Reports on Form 8-K ............................  11

  SIGNATURE ............................................................  12
  ---------

PART I  - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS

                               APPLIED POWER INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                       Three Months Ended                  Six Months Ended
                                                  ------------------------------      --------------------------
                                                  FEBRUARY 29,       February 28,     FEBRUARY 29,   February 28,
                                                     1996                 1995           1996            1995
                                                  --------              --------       --------       --------
Net Sales                                         $137,080              $124,501       $276,350       $250,300
Cost of Products Sold                               85,414                77,209        170,604        154,836
                                                  --------              --------       --------       --------
    Gross Profit                                    51,666                47,292        105,746         95,464

Engineering, Selling and Administrative Expenses    37,802                35,128         77,658         70,821
                                                  --------              --------       --------       --------

    Operating Earnings                              13,864                12,164         28,088         24,643

Other Expense(Income):
    Net interest expense                             2,047                 2,916          4,114          5,654
    Amortization of intangible assets                  988                   884          1,707          2,045
    Other - net                                       (421)                1,213           (321)         1,414
                                                  --------              --------       --------       --------

Earnings Before Income Tax Expense                  11,250                 7,151         22,588         15,530

Income Tax Expense                                   3,600                 2,513          7,228          5,451
                                                  --------              --------       --------       --------
Earnings Before Extraordinary Item                   7,650                 4,638         15,360         10,079

Extraordinary Loss from Early Extinguishment
    of Debt, net of income taxes of $2,423               -                (4,920)             -         (4,920)
                                                  --------              --------       --------       --------

Net Earnings(Loss)                                $  7,650              $   (282)      $ 15,360       $  5,159
                                                  ========              ========       ========       ========
Primary Earnings(Loss) Per Share:
    Earnings Before Extraordinary Item            $   0.55              $   0.34       $   1.10       $   0.74
    Extraordinary Loss                                   -                 (0.36)             -          (0.36)
                                                  --------              --------       --------       --------
Earnings(Loss) Per Share                          $   0.55              $  (0.02)      $   1.10       $   0.38
                                                  ========              ========       ========       ========
Weighted Average Common and Equivalent Shares       13,922                13,662         13,959         13,642
                                                  ========              ========       ========       ========
Fully Diluted Earnings(Loss) Per Share:
    Earnings Before Extraordinary Item            $   0.55              $   0.34       $   1.10       $   0.74
    Extraordinary Loss                                   -                 (0.36)             -          (0.36)
                                                  --------              --------       --------       --------
Earnings(Loss) Per Share                          $   0.55              $  (0.02)      $   1.10       $   0.38
                                                  ========              ========       ========       ========
Weighted Average Common and Equivalent Shares       13,947                13,662         13,959         13,643
                                                  ========              ========       ========       ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                       FEBRUARY 29,     August 31,
                                                                                           1996            1995
                                                                                      --------------  ---------------
                                                                                       (UNAUDITED)
                                   ASSETS
Current Assets
     Cash and cash equivalents                                                          $     3,371  $        911
     Net accounts receivable                                                                 60,877        71,000
     Net inventories                                                                        107,186       103,358
     Prepaid taxes and expenses                                                              14,487        15,195
                                                                                        -----------  ------------
             Total Current Assets                                                           185,921       190,464

Other Assets                                                                                  6,180         6,274
Goodwill                                                                                     57,266        57,346
Other Intangibles                                                                            29,965        10,427
Net Property, Plant and Equipment                                                            71,530        68,435
                                                                                        -----------  ------------

Total Assets                                                                            $   350,862  $    332,946
                                                                                        ===========  ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Short-term borrowings                                                              $    15,638  $     12,620
     Trade accounts payable                                                                  37,321        37,530
     Accrued compensation and benefits                                                       15,290        19,707
     Income taxes payable                                                                     9,981         7,575
     Current maturities of long-term debt                                                         -           187
     Other current liabilities                                                               19,875        19,828
                                                                                        -----------  ------------
             Total Current Liabilities                                                       98,105        97,447

Long-Term Debt, less current maturities                                                      79,280        74,156
Deferred Income Taxes                                                                        15,094        16,386
Other Deferred Liabilities                                                                   13,292        13,271

Shareholders' Equity
     Common stock, $0.20 par value per share, authorized 40,000,000 shares, issued and outstanding 13,423,690 and 13,406,590 shares,
        respectively                                                                          2,684         2,681
     Additional paid-in capital                                                              28,592        28,328
     Retained earnings                                                                      108,841        94,285
     Cumulative translation adjustments                                                       4,974         6,392
                                                                                        -----------  ------------
Total Shareholders' Equity                                                                  145,091       131,686
                                                                                        -----------  ------------

Total Liabilities and Shareholders' Equity                                              $   350,862  $    332,946
                                                                                        ===========  ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)




                                                                                           Six Months Ended
                                                                                     FEBRUARY 29,        February 28,
                                                                                        1996                1995
                                                                                     -----------         ------------
Operating Activities
- - --------------------
Net Earnings                                                                          $ 15,360             $ 5,159
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
       Non-cash charge - Extraordinary loss on debt extinguishment                           -               4,920
       Depreciation and amortization                                                    10,405               9,409
       Provision for deferred taxes                                                     (1,285)             (1,071)
       Changes in operating assets and liabilities, excluding
          the effects of business acquisitions and disposals:
                Accounts receivable                                                      2,912              (5,564)
                Inventories                                                             (6,363)             (3,554)
                Prepaid expenses and other assets                                          693                 119
                Trade accounts payable                                                      56              (1,946)
                Other liabilities                                                       (6,298)             (1,781)
                Income taxes payable                                                     2,418              (2,434)
                                                                                      --------             -------
Net Cash Provided By Operating Activities                                               17,898               3,257


Investing Activities
- - --------------------
Proceeds on the sale of property, plant and equipment                                        7                  51
Additions to property, plant and equipment                                             (11,457)             (5,761)
Cash used for business acquisitions                                                    (23,481)               (699)
Proceeds from sale of product lines                                                      5,181                   -
Other                                                                                      (21)                158
                                                                                      --------             -------
  Net Cash Used In Investing Activities                                                (29,771)             (6,251)


Financing Activities
- - --------------------
Net borrowings(repayments) under credit agreements                                       7,619                (650)
Net borrowings on short-term credit facilities                                           3,151               3,738
Net commercial paper repayments                                                         (3,276)             (7,038)
Additional receivables financed                                                          7,500               5,000
Dividends paid on common stock                                                            (804)               (796)
Stock options exercised                                                                    267               1,918
Other                                                                                      (47)                  -
                                                                                      --------             -------
  Net Cash Provided By Financing Activities                                             14,410               2,172

Effect of Exchange Rate Changes on Cash                                                    (77)                 74
                                                                                      --------             -------

Net Increase(Decrease) in Cash and Cash Equivalents                                      2,460                (748)

Cash and Cash Equivalents - Beginning of Period                                            911               1,907
                                                                                      --------             -------
Cash and Cash Equivalents - End of Period                                             $  3,371             $ 1,159
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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist of only those of a recurring nature, other than the extraordinary charge discussed in Note D - "Extraordinary Charge" and the foreign exchange loss discussed in Note E - "Foreign Currency Exchange Loss." Operating results for the three and six months ended February 29, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1996.


NOTE B - ACQUISITIONS
On February 23, 1996, the Company's Wright Line division acquired the European distribution rights for its products for cash of $1,250 plus forgiveness of accounts receivable outstanding of $723 from its European distributor. Goodwill of approximately $1,900 was generated in conjunction with the transaction.

On December 8, 1995, the Company acquired the remaining 10% minority interest in Applied Power Korea. Cash of $388 was used in the acquisition, which generated goodwill of approximately $340. The results of operations of this subsidiary have historically been included in the Condensed Consolidated Statement of Earnings.

On October 26, 1995, the Company's Enerpac division acquired the assets of Designed Fluid-Air Systems, Inc. ("DFAS"). Consideration included $298 in cash plus future royalties over the next five years not to exceed $500 in the aggregate. Approximately $100 of the purchase price was assigned to Goodwill. DFAS, located in Oswego, Illinois, designs, fabricates and assembles customized quick die change systems utilizing hydraulic, pneumatic and electrical components. The operating results of DFAS subsequent to the acquisition date are included in the Condensed Consolidated Statement of Earnings.

On September 29, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of Vision Plastics Manufacturing Company ("Vision") for $3,557 in cash. Included in the liabilities assumed was $1,357 of outstanding mortgage debt, which was subsequently extinguished by the Company during the first quarter. On January 10, 1996, in a separate transaction, the Company acquired certain proprietary technology rights and patents related to Vision. Total consideration for the two transactions of approximately $21,500 was funded by proceeds from borrowings under existing credit facilities. Intangible assets of $19,942 were recorded which included approximately $950 of Goodwill. Vision, based in San Diego, California, manufactures plastic cable ties which are sold through electrical wholesale, retail and OEM channels. The operating results of Vision subsequent to September 29, 1995 are included in the Condensed Consolidated Statement of Earnings.

On June 28, 1995, the Company acquired all of the outstanding stock of New England Controls, Inc. ("NECON") for approximately $2,059 in cash. Approximately $1,536 of the purchase price was assigned to Goodwill. NECON, based in Milford, Connecticut, manufactures electrical switches for the electrical wholesale, retail and OEM markets. The operating results of NECON subsequent to the acquisition date are included in the Condensed Consolidated Statement of Earnings.

All acquisitions were accounted for using the purchase method.

NOTE C -  SALES OF PRODUCT LINES
On January 24, 1996, the Company sold substantially all of the assets and liabilities of its APITECH mobile equipment product line. Total consideration from the transaction, which included future collection of retained accounts receivable, is approximately $5,200, which approximated the book value of the product line.

On December 13, 1995, the Company's GB Electrical subsidiary sold its HIT spring steel product line for approximately $2,400 in cash. Proceeds from the sale approximated the book value of the product line.


NOTE D - EXTRAORDINARY CHARGE
During the quarter ended February 28, 1995, the Company recorded an extraordinary loss of $4,920 ($0.36 per share) in anticipation of the March 30, 1995 extinguishment of $64,350 of 9.92% Senior Unsecured Notes. The pre-tax extraordinary loss of $7,343 is comprised of a make whole provision of $4,050, costs associated with the cancellation of underlying interest rate swap agreements of $3,047 and the write-off of deferred finance costs of $246.

The funds used to retire the debt and pay the make whole obligation were obtained from new borrowings under an existing $40,000 multi-currency revolving credit agreement and a temporary $40,000 expansion to the existing multi-currency revolving credit agreement. These borrowings were extinguished on August 21, 1995, and all amounts outstanding were simultaneously reborrowed under a new $120,000 multi-currency revolving credit agreement. In conjunction with the refinancing, the Company entered into interest rate caps on a notional $60,000 in borrowings that limit the maximum applicable base rate (three month LIBOR) to 8.0%. Currently the Company incurs interest at .3% - .45% above three month LIBOR. The interest rate caps expire in March, 1997.


NOTE E - FOREIGN CURRENCY EXCHANGE LOSS
Earnings from continuing operations for the three and six months ended February 28, 1995 include a $1,331 foreign currency exchange loss ($0.06 per share, after tax) for the devaluation of the Mexican peso. Applied Power S.A. de C.V., the Company's Mexican subsidiary, had certain U.S. Dollar denominated liabilities which were impacted by the devaluation. During the second quarter of fiscal 1995, the Company restructured various financial obligations of its Mexican subsidiary to reduce the earnings impact of any potential further devaluation of the peso.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS
The Company reported record second quarter sales and earnings for the quarter ended February 29, 1996. Net earnings before extraordinary charges for the quarter were $7,650, or $0.55 per share, compared to $4,638, or $0.34 per share, for the second quarter of the prior year. For the first six months of fiscal 1996, earnings before extraordinary charges were $15,360, or $1.10 per share, a 52% improvement over comparable prior year earnings of $10,079, or $0.74 per share. Increased sales, greater leverage on fixed costs and lower financing costs yielded the improved results. Foreign currency translation had a negligible impact on results for both the quarter and six months ended February 29, 1996. Operating results for the three and six month periods ended February 28, 1995 included a $1,331, or $0.06 per share, foreign exchange loss related to the devaluation of the Mexican peso (discussed below).


- - ----------------------------------------------------------------------------------------------------------
SALES BY SEGMENT
- - ----------------------------------------------------------------------------------------------------------
                             Three Months Ended                               Six Months Ended
- - ----------------------------------------------------------------------------------------------------------
                             FEBRUARY 29,    February 28,             FEBRUARY 29,    February 28,
                                1996            1995        Change          1996           1995     Change
- - ----------------------------------------------------------------------------------------------------------
Distributed Products            $ 69,644         $ 62,112    12 %        $136,670        $124,852     9 %
Engineered Solutions              46,364           46,570     0 %          94,288          92,277     2 %
Wright Line                       21,072           15,819    33 %          45,392          33,171    37 %
- - ----------------------------------------------------------------------------------------------------------
Total                           $137,080         $124,501    10 %        $276,350        $250,300    10 %
==========================================================================================================

Two of the Company's three business segments showed strong sales growth over the prior year for the second quarter of fiscal 1996, while the third segment's sales remained stable over the same period. All three business segments have reported sales increases over the prior year for the six months ended February 29, 1996.

Sales from Distributed Products, which consists of Enerpac and GB Electrical, grew by 12% and 9% for the three and six month periods ended February 29, 1996, respectively. Of the $11,818 year-to-date increase in sales, approximately $2,880 was the net result of acquisitions and dispositions subsequent to the second quarter of fiscal 1995. The remaining incremental sales dollars were primarily brought about by the strengthening of several European economies and continued geographic expansion into developing markets.

Engineered Solutions, consisting of Barry Controls, Power-Packer and APITECH generated a 2% sales increase for the six months ended February 29, 1996 over the prior year comparable period. The Company estimates that the effect of the sale of its APITECH mobile equipment product line was $1,000 in reduced sales in the quarter and year-to-date totals compared to the corresponding prior year periods. Continued growth in Power-Packer's cab-tilt product line, as well as increased sales in commercial aerospace components by Barry Controls, contributed to the sales increase.

The year-to-year sales growth of 37% experienced by Wright Line is attributable to the continued strong demand for its existing and new technical furniture product lines, its expanded direct sales force throughout 1996 and geographic expansion.


- - ---------------------------------------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT
- - ---------------------------------------------------------------------------------------------------------------
                              Three Months Ended                                Six Months Ended
- - ---------------------------------------------------------------------------------------------------------------
                              FEBRUARY 29,    February 28,             FEBRUARY 29,     February 28,
                                  1996              1995     Change         1996             1995       Change
- - ---------------------------------------------------------------------------------------------------------------
Distributed Products               $28,141         $26,287     7 %         $ 56,704        $52,726        8 %
Engineered Solutions                13,873          13,084     6 %           27,698         26,284        5 %
Wright Line                          9,652           7,921    22 %           21,344         16,454       30 %
- - ---------------------------------------------------------------------------------------------------------------
Total                              $51,666         $47,292     9 %         $105,746        $95,464       11 %
===============================================================================================================

The Company's second quarter and year-to-date gross profit increased 9% and 11%, respectively, over the comparable prior year periods, which was primarily attributable to the increased sales volume. The higher production levels had a favorable impact on fixed manufacturing costs, improving the Company's overall six month gross profit percentage from 38.1% to 38.3%.


- - ---------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
- - ---------------------------------------------------------------------------------------------------------
                            Three Months Ended                              Six Months Ended
- - ---------------------------------------------------------------------------------------------------------
                        FEBRUARY 29,   February 28,                FEBRUARY 29,     February 28,
                            1996          1995       Change           1996             1995       Change
- - ---------------------------------------------------------------------------------------------------------
Engineering                $ 4,529        $ 3,883    17 %           $ 8,990         $ 7,605       18 %
Selling                     24,303         20,677    18 %            50,013          41,996       19 %
Administration               8,970         10,568   (15)%            18,655          21,220      (12)%
- - ---------------------------------------------------------------------------------------------------------
Total                      $37,802        $35,128     8 %           $77,658         $70,821       10 %
=========================================================================================================

Second quarter and year-to-date operating expenses were 8% and 10% higher than that reported in the comparable prior year periods, respectively, reflecting the impact of higher sales levels, acquisitions and continued emphasis on development of new product technology.

Engineering expenses have increased 18% for the six months ended February 29, 1996 over the comparable prior year period primarily due to new product development expenditures, mostly within Engineered Solutions. The Company believes that its investment in technology in all businesses will continue to provide it with growth opportunities and continue to enhance its competitive advantage.

The increase in selling expense of 19% for year-to-date fiscal 1996 over the comparable prior year period was primarily sales volume driven, consisting of incremental commissions, advertising and general selling costs. Wright Line has a direct sales force whose compensation is substantially commission-based. As a result of its 37% sales growth over the comparable prior year six month period, its selling expenses increased at a similar rate, from $10,099 to $14,263. Businesses acquired have added approximately $170 in selling expenses for the six month period ended February 29, 1996.

The Company's administrative expenses for the second quarter decreased 15% from the prior year. The second quarter and year-to-date fiscal 1996 results include approximately $194 and $315, respectively, of additional administrative expenses resulting from acquisitions, which were partially offset by decreases due to the product line dispositions. Overall, administrative expenses for the six month period ended February 29, 1996 decreased $2,565, or 12%, over the comparable prior year period. The reduction was distributed throughout all business segments of the Company. In total, operating expenses have remained at approximately 28% of sales during the periods presented.

Interest expense for the three and six months ended February 29, 1996 decreased significantly from comparable prior year periods due to the combination of lower borrowing rates and lower debt outstanding for a substantial portion of the period. After consistently declining each of the last few quarters, debt increased in the most recent quarter as a result of the completion of the Vision acquisition in January, 1996. For further information, refer to Liquidity and Capital Resources below.

Amortization expense for the quarter ended February 29, 1996 increased slightly from the comparable prior year period due to the patents and trademarks purchased from Vision in January, 1996. Year-to-date amortization is still below the prior year due to the GB Electrical intangible assets which became fully amortized during the second quarter of fiscal 1995.

Included under other expense, net of tax, for both the three and six months ended February 28, 1995 is a $1,331 loss attributable to the Mexico peso devaluation which occurred during that period. The Company's Mexican subsidiary had certain U.S. Dollar denominated liabilities which were impacted by the devaluation. During the second quarter of fiscal 1995, the Company restructured various financial obligations of its Mexican subsidiary to reduce the earnings impact of any potential further devaluation of the peso, which has subsequently been insignificant.

The Company recorded an extraordinary loss, net of tax, of $4,920 ($0.36 per share) in February, 1995 in anticipation of the March 30, 1995 extinguishment of $64,350 of 9.92% Senior Unsecured Notes. The pre-tax extraordinary loss of $7,343 was comprised of a make whole provision of $4,050, costs associated with the cancellation of underlying interest rate swap agreements of $3,047, and the write-off of deferred financing costs of $246. The refinancing provided the Company more flexibility as to prepayment and geographic placement of debt, as well as lower interest rate costs. For further information, refer to Liquidity and Capital Resources below.


LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $3,371 and $911 at February 29, 1996 and August 31, 1995, respectively. In order to minimize interest expense, the Company maintains low cash balances by using available cash to reduce short-term debt. The higher cash balance on hand at the end of the second quarter of fiscal 1996 represented the timing of cash received during the last few days of the quarter which was subsequently applied to the debt balance in early March, 1996.

Cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $17,898 for the six months ended February 29, 1996, compared to $3,257 for the comparable prior year period. Stronger earnings from continuing operations coupled with improved management of accounts receivable and the collection of receivables retained from completed dispositions accounted for the majority of the year-over-year operating cash flow increase.

Cash used in investing activities totaled $29,771 for the first six months of fiscal 1996, of which $23,481 was used for the acquisitions of Vision, the remaining interest in the Company's Korean subsidiary, DFAS and the European distribution rights for Wright Line. Acquisition costs were partially offset by the proceeds received on the sale of the HIT and APITECH mobile equipment product lines totaling $5,181. In addition, $11,457 was used for capital expenditures. Higher capital expenditures relative to the prior year reflect the paint line and building additions at Wright Line and warehouse improvements at GB Electrical. Both of these projects were substantially completed during the second quarter of fiscal 1996.


- - ------------------------------------------------------------------------------
TOTAL CAPITALIZATION         FEBRUARY 29, 1996            August 31, 1995
- - ------------------------------------------------------------------------------
Shareholders' Equity          $145,091       57 %         $131,686       56 %
Total Debt                      94,918       37 %           86,963       37 %
Deferred Taxes                  15,094        6 %           16,386        7 %
- - ------------------------------------------------------------------------------
Total                         $255,103      100 %         $235,035      100 %
==============================================================================

During the six months ended February 28, 1996, outstanding debt increased $7,955, due primarily to cash outflow for business acquisitions completed during the period. The short-term portion of total debt outstanding was $15,638 and $12,807 at February 29, 1996 and August 31, 1995, respectively. Incremental debt requirements were kept minimal by virtue of strong operating cash inflows, proceeds from sales of product lines and an increase in accounts receivable financed. As a result, debt as a percentage of total capitalization at February 29, 1996, at 37%, increased one percentage point since the end of the first quarter of fiscal 1996, and remained constant when compared to August 31, 1995. Dividends of $804 were paid, while the exercise of stock options generated an additional $267 of cash in the six month period ended February 29, 1996.

The Company entered into an interest rate swap agreement on a notional $15,000 in debt in December, 1995. The swap converts the interest rate for a term of seven years from a floating rate to a fixed rate of approximately 6.18%.

The Company anticipates that the funds generated from operations and available under credit facilities will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.

PART II -  OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on January 11, 1996. The only matter voted on by shareholders at the meeting was the election of directors. Each director nominee was elected. The number of votes for each nominee is set forth below:



                                 Votes For             Votes Withheld
                          -----------------------   ----------------------
H. Richard Crowther          10,611,697  shares            47,958  shares
Jack L. Heckel               10,611,597  shares            48,058  shares
Richard M. Jones             10,611,759  shares            47,896  shares
Richard A. Kashnow           10,611,597  shares            48,058  shares
L. Dennis Kozlowski          10,611,597  shares            48,058  shares
Richard G. Sim               10,578,760  shares            80,895  shares
Raymond S. Troubh            10,631,917  shares            27,738  shares

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) See Index to Exhibits on page 13, which is incorporated herein by reference.

(b)  The Company filed a Current Report on Form 8-K under Item 5 dated
     January 15, 1996 announcing that its GB Electrical unit had completed the acquisition of certain U.S. and foreign patents relating to the products of Vision Plastics Manufacturing Company.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    APPLIED POWER INC.
                                    ------------------
                                     (Registrant)


Date: April 12, 1996                 By: /s/Robert C. Arzbaecher
                                         ------------------------
                                     Robert C. Arzbaecher
                                     Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer
                                     and duly authorized to sign
                                     on behalf of the registrant)

                               APPLIED POWER INC.

                               INDEX TO EXHIBITS

                        FISCAL 1996 SECOND QUARTER 10-Q



Exhibit
Number              Description                     Page No.
- - -------      ---------------------------------      --------


 11           Computation of Earnings Per Share         14

 27           Financial Data Schedule                   15