Form 10-Q
period 1996-05-31
APPLIED POWER INC
filed 1996-07-12
CIK 6955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


Mark One
 [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 1996

                                       OR

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NO. 1-11288


                               APPLIED POWER INC.
                               ------------------
             (Exact name of Registrant as specified in its charter)



            WISCONSIN                                39-0168610
     ------------------------                 -------------------------
     (State of incorporation)                 (I.R.S. Employer Id. No.)



                         13000 WEST SILVER SPRING DRIVE
                            BUTLER, WISCONSIN  53007
          MAILING ADDRESS:  P. O. BOX 325, MILWAUKEE, WISCONSIN  53201
          ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (414) 781-6600
                                 --------------
                        (Registrant's telephone number)



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

Number of outstanding shares of Class A Common Stock: 13,582,874 as of June 30, 1996.

The Index to Exhibits appears on Page 14.

                               APPLIED POWER INC.

                                     INDEX

                                                                       Page  No.

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Condensed Consolidated Financial Statements

             Condensed Consolidated Statement of Earnings -
              Three and Nine Months Ended
              May 31, 1996 and May 31, 1995 ...........................  3

             Condensed Consolidated Balance Sheet -
              May 31, 1996 and August 31, 1995 ........................  4

             Condensed Consolidated Statement of Cash Flows -
              Nine Months Ended May 31, 1996 and May 31, 1995 .........  5

             Notes to Condensed Consolidated Financial Statements .....  6

Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................  8


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K .............................  12

SIGNATURE .............................................................  13

PART I  - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                               APPLIED POWER INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (AMOUNTS  IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                Three Months Ended                Nine Months Ended
                                                           -------------------------         ----------------------------
                                                            MAY 31,        May 31,               MAY 31,          May 31,
                                                             1996           1995                  1996             1995
                                                           ---------     -----------           -----------    -----------
Net Sales                                                  $ 147,569      $  139,353           $  423,919     $  389,653
Cost of Products Sold                                         92,124          85,717              262,727        240,553
                                                           ---------      ----------           ----------     ----------
Gross Profit                                                  55,445          53,636              161,192        149,100
Engineering, Selling and Administrative Expenses              38,871          39,378              116,529        110,199
                                                           ---------      ----------           ----------     ----------
Operating Earnings                                            16,574          14,258               44,663         38,901
Other Expense(Income):
  Net interest expense                                         1,977           2,508                6,091          8,162
  Amortization of intangible assets                            1,096             611                2,804          2,656
  Other - net                                                     37             236                 (284)         1,650
                                                           ---------      ----------           ----------     ----------
Earnings Before Income Tax Expense                            13,464          10,903               36,052         26,433
Income Tax Expense                                             4,319           3,598               11,547          9,049
                                                           ---------      ----------           ----------     ----------
Earnings Before Extraordinary Item                             9,145           7,305               24,505         17,384
Extraordinary Loss from Early Extinguishment
   of Debt, net of income taxes of $2,423                          -               -                    -         (4,920)
                                                           ---------      ----------           ----------     ----------
Net Earnings                                               $   9,145      $    7,305           $   24,505     $   12,464
                                                           =========      ==========           ==========     ==========
Primary Earnings(Loss) Per Share:
    Earnings Before Extraordinary Item                     $     .65      $      .53           $     1.75     $     1.27
    Extraordinary Loss                                             -               -                    -          (0.36)
                                                           ---------      ----------           ----------     ----------
Earnings Per Share                                         $     .65      $      .53           $     1.75     $     0.91
                                                           =========      ==========           ==========     ==========
Weighted Average Common and Equivalent Shares                 13,994          13,764               13,968         13,685
                                                           =========      ==========           ==========     ==========
Fully Diluted Earnings(Loss) Per Share:
    Earnings Before Extraordinary Item                     $     .65      $      .53           $     1.75     $     1.27
    Extraordinary Loss                                             -               -                    -          (0.36)
                                                           ---------      ----------           ----------     ----------
Earnings Per Share                                         $     .65      $      .53           $     1.75     $     0.91
                                                           =========      ==========           ==========     ==========
Weighted Average Common and Equivalent Shares                 13,994          13,768               13,968         13,736
                                                           =========      ==========           ==========     ==========

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (AMOUNTS  IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                               MAY 31,         August 31,
                                                                                1996              1995
                                                                             -----------       ----------
                                                                             (UNAUDITED)
                                    ASSETS
Current Assets
    Cash and cash equivalents                                                 $  4,118         $    911
    Net accounts receivable                                                     71,403           71,000
    Net inventories                                                            116,028          103,358
    Prepaid taxes and expenses                                                  15,556           15,195
                                                                              --------         --------
         Total Current Assets                                                  207,105          190,464

Other Assets                                                                     6,264            6,274
Goodwill                                                                        59,001           57,346
Other Intangibles                                                               31,349           10,427
Net Property, Plant and Equipment                                               75,164           68,435
                                                                              --------         --------
Total Assets                                                                  $378,883         $332,946
                                                                              ========         ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Short-term borrowings                                                     $ 17,987         $ 12,620
    Trade accounts payable                                                      40,060           37,530
    Accrued compensation and benefits                                           16,993           19,707
    Income taxes payable                                                         9,522            7,575
    Current maturities of long-term debt                                             -              187
    Other current liabilities                                                   24,695           19,828
                                                                              --------         --------
         Total Current Liabilities                                             109,257           97,447
Long-Term Debt, less current maturities                                         84,188           74,156
Deferred Income Taxes                                                           14,496           16,386
Other Deferred Liabilities                                                      13,462           13,271
Shareholders' Equity
    Common stock, $0.20 par value per share, authorized 40,000,000 shares, issued and outstanding 13,573,874 and 13,406,590 shares,
       respectively                                                              2,714            2,681
    Additional paid-in capital                                                  32,828           28,328
    Retained earnings                                                          117,578           94,285
    Cumulative translation adjustments                                           4,360            6,392
                                                                              --------         --------
Total Shareholders' Equity                                                     157,480          131,686
                                                                              --------         --------
Total Liabilities and Shareholders' Equity                                    $378,883         $332,946
                                                                              ========         ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                             Nine Months Ended
                                                                         MAY 31,           May 31,
                                                                          1996              1995
                                                                        --------          --------
Operating Activities
- - --------------------
Net Earnings                                                            $ 24,505          $ 12,464
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
      Non-cash charge - Extraordinary loss on debt extinguishment              -             4,920
      Depreciation and amortization                                       15,785            13,749
      Provision for deferred taxes                                        (1,847)           (1,663)
      Changes in operating assets and liabilities, excluding
         the effects of business acquisitions and disposals:
            Accounts receivable                                           (4,598)           (8,913)
            Inventories                                                   (8,477)           (6,525)
            Prepaid expenses and other assets                               (173)              160
            Trade accounts payable                                         1,043             1,011
            Other liabilities                                               (726)            3,806
            Income taxes payable                                           1,782            (3,888)
                                                                        --------          --------
   Net Cash Provided By Operating Activities                              27,294            15,121


Investing Activities
- - --------------------
Proceeds on the sale of property, plant and equipment                        758               595
Additions to property, plant and equipment                               (17,628)          (10,618)
Cash used for business acquisitions                                      (35,848)             (699)
Proceeds from sale of product lines                                        5,181                 -
Other                                                                          3               151
                                                                        --------          --------
   Net Cash Used In Investing Activities                                 (47,534)          (10,571)


Financing Activities
- - --------------------
Extinguishment of private placement debt                                       -           (64,350)
Make-whole provision - extinguishment                                          -            (3,960)
Net borrowings under long-term credit agreements                          13,119            58,356
Net borrowings on short-term credit facilities                             5,600             5,733
Net commercial paper repayments                                           (3,276)           (5,691)
Additional receivables financed                                            9,033             5,000
Dividends paid on common stock                                            (1,212)           (1,194)
Stock options exercised                                                      603             2,670
Other                                                                        (48)                -
                                                                        --------          --------
   Net Cash Provided By (Used In) Financing Activities                    23,819            (3,436)



Effect of Exchange Rate Changes on Cash                                     (372)              222
                                                                        --------          --------
Net Increase in Cash and Cash Equivalents                                  3,207             1,336
Cash and Cash Equivalents - Beginning of Period                              911             1,907
                                                                        --------          --------
Cash and Cash Equivalents - End of Period                               $  4,118          $  3,243
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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist of only those of a recurring nature, other than the extraordinary charge discussed in Note D - "Extraordinary Charge" and the foreign exchange loss discussed in Note E - "Foreign Currency Exchange Loss." Operating results for the three and nine months ended May 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1996.


NOTE B - ACQUISITIONS
On May 15, 1996, CalTerm, Inc. was merged with a wholly-owned subsidiary of the Company. Consideration included 122,810 shares of Applied Power Inc. Class A Common Stock (valued at approximately $3,930) and approximately $1,038 in cash. In addition, the Company assumed approximately $6,000 of outstanding debt which was extinguished by the Company shortly after the merger. In conjunction with the acquisition, a warehouse operated by CalTerm in Reno, Nevada was purchased for approximately $2,300 and there were payments of $1,000 for non-compete agreements. Three individuals received employment agreements and related stock options. Cash payments required were funded through borrowings under existing credit facilities. Goodwill of $2,151 was recorded as a result of this transaction. Headquartered in San Diego, California, CalTerm is a supplier of electrical consumables and tools primarily to the retail automotive aftermarket. The results of operations of CalTerm subsequent to the acquisition date are included in the Condensed Consolidated Statement of Earnings.

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

On October 26, 1995, the Company's Enerpac division acquired the assets of Designed Fluid-Air Systems, Inc. ("DFAS"). Consideration included $298 in cash plus future royalties over the next five years not to exceed $500 in the aggregate. Approximately $100 of the purchase price was assigned to Goodwill. DFAS, located in Oswego, Illinois, designs, fabricates and assembles customized quick die change systems utilizing hydraulic, pneumatic and electrical components. The operating results of DFAS subsequent to the acquisition date are included in the Condensed Consolidated Statement of Earnings

On September 29, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of Vision Plastics Manufacturing Company ("Vision") for $3,557 in cash. Included in the liabilities assumed was $1,357 of outstanding mortgage debt, which was subsequently extinguished by the Company during the first quarter. On January 10, 1996, in a separate transaction, the Company acquired certain proprietary technology rights and patents related to Vision. Total consideration for the two transactions of approximately $21,500 was funded by proceeds from borrowings under existing credit facilities. Intangible assets of $19,942 were recorded which included approximately $950 of Goodwill. Vision, based in San Diego, California, manufactures plastic cable ties which are sold through electrical wholesale, retail and OEM channels. The operating results of Vision subsequent to September 29, 1995 are included in the Condensed Consolidated Statement of Earnings.

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


NOTE D - EXTRAORDINARY CHARGE
During the second quarter of fiscal 1995, the Company recorded an extraordinary loss of $4,920 ($0.36 per share) in anticipation of the March 30, 1995 extinguishment of $64,350 of 9.92% Senior Unsecured Notes. The pre-tax extraordinary loss of $7,343 is comprised of a make whole provision of $4,050, costs associated with the cancellation of underlying interest rate swap agreements of $3,047 and the write-off of deferred finance costs of $246.

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


NOTE E - FOREIGN CURRENCY EXCHANGE LOSS
Earnings from continuing operations for the nine months ended May 31, 1995 include a $1,331 foreign currency exchange loss ($0.06 per share, after tax) for the devaluation of the Mexican peso. Applied Power S.A. de C.V., the Company's Mexican subsidiary, had certain U.S. Dollar denominated liabilities which were impacted by the devaluation. During the second quarter of fiscal 1995, the Company restructured various financial obligations of its Mexican subsidiary to reduce the earnings impact of any potential further devaluation of the peso.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS
The Company reported record sales and earnings per share for the quarter ended May 31, 1996, despite being negatively impacted approximately 3% by the strengthening U.S. Dollar. Net earnings for the quarter were $9,145, or $0.65 per share, compared to $7,305, or $0.53 per share, for the third quarter of the prior year. For the first nine months of fiscal 1996, earnings before extraordinary charges were $24,505, or $1.75 per share, a 38% improvement over comparable prior year earnings of $17,384, or $1.27 per share. A combination of increased sales and lower financing costs contributed to the improved results. Foreign currency translation had a negligible impact on results for the nine month period ended May 31, 1996. Operating results for the nine month period ended May 31, 1995 include a $1,331, or $0.06 per share, foreign exchange loss related to the devaluation of the Mexican peso (discussed below).


- - ------------------------------------------------------------------------------------------------------------
SALES BY SEGMENT
- - ------------------------------------------------------------------------------------------------------------
                              Three Months Ended                               Nine Months Ended
- - ------------------------------------------------------------------------------------------------------------
                             MAY 31,            May 31,                 MAY 31,         May 31,
                               1996              1995        Change       1996            1995       Change
- - ------------------------------------------------------------------------------------------------------------
Distributed Products             $ 71,120         $ 69,257      3%        $207,790        $194,109      7%
Engineered Solutions               54,223           52,555      3%         148,511         144,832      3%
Wright Line                        22,226           17,541     27%          67,618          50,712     33%
- - ------------------------------------------------------------------------------------------------------------
Total                            $147,569         $139,353      6%        $423,919        $389,653      9%
============================================================================================================

All three business segments posted year-over-year third quarter sales gains. In addition, sales for the first nine months of fiscal 1996 increased 9% over the comparable prior year period, again showing increases at all business segments.

Sales from Distributed Products grew by 3% and 7% for the three and nine month periods ended May 31, 1996, respectively. The third quarter figures include the effect of the strengthening U.S. Dollar, which negatively impacted current period sales by approximately 3%. Of the $13,681 year-to-date increase in Distributed Products sales, approximately $7,600 was the net result of acquisitions and dispositions subsequent to the third quarter of fiscal 1995. The remaining incremental sales dollars were primarily brought about by the strengthening of several European economies through the second quarter of fiscal 1996 and continued geographic expansion into developing markets.

Engineered Solutions generated 3% sales increases for both the three and nine months ended May 31, 1996 over the prior year comparable periods. Excluding the foreign currency effect, a 6% growth in Engineered Solutions sales was noted for the third quarter. The sale of its APITECH mobile equipment product line in January, 1996 resulted in $3,000 in reduced sales in year-to-date totals compared to the corresponding prior year nine month period. The introduction of new vibration isolation technology as well as increased sales in commercial aerospace components more than offset the sales loss of the mobile equipment product line and combined to produce the overall increase.

The year-to-year sales growth of 33% experienced by Wright Line is attributable to the continued strong demand for its existing and new technical environment solutions, its expanded direct sales force throughout 1996 and geographic expansion throughout the U.S. and into Europe and Asia.

- - ---------------------------------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT
- - ---------------------------------------------------------------------------------------------------------
                              Three Months Ended                              Nine Months Ended
- - ---------------------------------------------------------------------------------------------------------
                             MAY 31,            May 31,                 MAY 31,       May 31,
                               1996              1995        Change      1996           1995      Change
- - ---------------------------------------------------------------------------------------------------------
Distributed Products             $27,782          $29,790       (7)%       $ 84,486      $ 82,516      2%
Engineered Solutions              16,973           15,221       12 %         44,671        41,505      8%
Wright Line                       10,690            8,625       24 %         32,035        25,079     28%
- - ---------------------------------------------------------------------------------------------------------
Total                            $55,445          $53,636        3 %       $161,192      $149,100      8%
=========================================================================================================

The Company's third quarter and year-to-date gross profit increased 3% and 8%, respectively, over the comparable prior year periods, which was primarily attributable to the increased sales volume. The Company's overall nine month gross profit percentage remained relatively constant at approximately 38%.

As with sales, Distributed Products gross profit was negatively impacted by the currency fluctuations discussed previously. In addition, certain warehousing costs were reclassified in fiscal 1996 from selling expenses to gross profit, thereby reducing margins in comparison to the prior year with no net effect on overall profitability.

The increases noted in gross profit at Engineered Solutions and Wright Line were primarily due to the sales increases generated within these segments.


- - ---------------------------------------------------------------------------------------------------
OPERATING EXPENSES
- - ---------------------------------------------------------------------------------------------------
                        Three Months Ended                            Nine Months Ended
- - ---------------------------------------------------------------------------------------------------
                           MAY 31,         May 31,                   MAY 31,         May 31,
                            1996            1995      Change          1996            1995    Change
- - ---------------------------------------------------------------------------------------------------
Engineering                $ 4,540         $ 4,223      8 %         $ 13,530       $ 11,828     14 %
Selling                     24,930          23,054      8 %           74,943         65,050     15 %
Administration               9,401          12,101    (22)%           28,056         33,321    (16)%
- - ---------------------------------------------------------------------------------------------------
Total                      $38,871         $39,378     (1)%         $116,529       $110,199      6 %
===================================================================================================

Third quarter operating expenses decreased 1% from the third quarter of fiscal 1995. The prior year amount included costs associated with the downsizing within Distributed Products. Alternately, year-to-date operating expenses were 6% higher than that reported in the comparable prior year period, reflecting the impact of higher sales levels, acquisitions and continued emphasis on development of new product technology. In total, operating expenses are approximately 28% of sales for each of the nine month periods presented.

Engineering expenses have continued to increase over prior year comparable periods and are up 14% for the nine months ended May 31, 1996. Acquisitions completed during the year have added insignificant amounts to engineering expenses for the nine month period ended May 31, 1996. The increase is attributable to new product development expenditures, primarily within Engineered Solutions. The Company believes that its investment in technology in all businesses will continue to provide it with growth opportunities and will enhance its competitive advantage.

Selling expense increases of 8% and 15% for the three and nine month periods ended May 31,1996, respectively, are primarily sales volume driven, consisting of incremental commissions, advertising and general selling costs. Wright Line has a direct sales force whose compensation is substantially commission-based. As a result of its 33% sales growth over the comparable prior year nine month period, its selling expenses increased at a similar rate, from $15,709 to $21,490. Businesses acquired have added approximately $469 in selling expenses for the nine month period ended May 31, 1996.

The Company's administrative expenses for the third quarter decreased 22% from the prior year. The prior year third quarter included approximately $1,100 of costs associated with downsizing the European operations. The third quarter and year-to-date fiscal 1996 results include approximately $347 and $711, respectively, of additional administrative expenses resulting from acquisitions, which were partially offset by decreases due to the product line dispositions. Overall, administrative expenses for the nine month period ended May 31, 1996 decreased $5,265, or 16%, over the comparable prior year period. The reduction was distributed throughout all business segments and reflects the results of cost control measures initiated in anticipation of the slowing economy predicted for both the U.S. and Europe.

Interest expense for the three and nine months ended May 31, 1996 decreased significantly from comparable prior year periods due to the combination of lower borrowing rates and lower debt outstanding for a substantial portion of the period. Debt increased in the second and third quarters of fiscal 1996 as a result of the Vision and CalTerm acquisitions. For further information, refer to the Liquidity and Capital Resources discussion below.

Amortization expense for the quarter ended May 31, 1996 increased substantially from the comparable prior year period primarily due to the patents and trademarks purchased from Vision in January, 1996. Year-to-date amortization was only slightly above the fiscal 1995 amount due to the GB Electrical intangible assets which became fully amortized during the second quarter of fiscal 1995.

Included in other expense for the nine months ended May 31, 1995 is a $1,331 loss attributable to the Mexico peso devaluation which occurred during the second quarter of fiscal 1995. The Company's Mexican subsidiary had certain U.S. Dollar denominated liabilities which were impacted by the devaluation. At that time, the Company restructured various financial obligations of its Mexican subsidiary to reduce the earnings impact of any potential further devaluation of the peso, which has subsequently been insignificant.

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


LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $4,118 and $911 at May 31, 1996 and August 31, 1995, respectively. In order to minimize interest expense, the Company maintains low cash balances by using available cash to reduce short-term debt. The higher cash balance on hand at the end of the third quarter of fiscal 1996 represented the timing of cash received during the last few days of the quarter which was subsequently applied to the debt balance in early June, 1996.

Cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $27,294 for the nine months ended May 31, 1996, compared to $15,121 for the comparable prior year period. Stronger earnings from continuing operations coupled with improved management of accounts receivable and the collection of receivables retained from completed dispositions accounted for the majority of the year-over-year operating cash flow increase.

Cash used in investing activities totaled $47,534 for the first nine months of fiscal 1996, of which $35,848 was used for the acquisitions of Vision, CalTerm, the remaining interest in the Company's Korean subsidiary, DFAS and the European distribution rights for Wright Line. Acquisition costs were partially offset by the proceeds received on the sale of the HIT and APITECH mobile equipment product lines totaling $5,181. In addition, $17,628 was used for capital expenditures. Higher capital expenditures relative to the prior year reflect the paint line and building additions at Wright Line and warehouse improvements at GB Electrical.

TOTAL CAPITALIZATION        MAY 31, 1996             August 31, 1995
- - -------------------------------------------------------------------------
Shareholders' Equity          $157,480     58%         $131,686       56%
Total Debt                     102,175     37%           86,963       37%
Deferred Taxes                  14,496      5%           16,386        7%
- - ------------------------------------------------------------------------
Total                         $274,151    100%         $235,035      100%
========================================================================

During the nine months ended May 31, 1996, outstanding debt increased $15,212, due primarily to cash outflow for business acquisitions completed during the period. The short-term portion of total debt outstanding was $17,987 and $12,807 at May 31, 1996 and August 31, 1995, respectively. Incremental debt requirements were kept minimal by virtue of strong operating cash inflows, proceeds from sales of product lines and an increase in accounts receivable financed. As a result, debt as a percentage of total capitalization at May 31, 1996, at 37%, is consistent with the ratio at the beginning of fiscal 1996. Dividends of $1,212 were paid, while the exercise of stock options generated an additional $603 of cash, in the nine month period ended May 31, 1996.

The Company entered into an interest rate swap agreement on a notional $15,000 in debt in December, 1995. The swap converts the interest rate for a term of seven years from a floating rate to a fixed rate of approximately 6.18%. In May, 1996, three additional swap agreements were initiated. The first switched the interest rate on another notional $10,000 in debt from a variable rate to a fixed rate of 7.12% for a period of five years. For the same five year period, the interest rate on approximately $5,500 in debt denominated in Japanese Yen was changed from a floating rate to a fixed 3.38% rate. Approximately $5,000 in debt denominated in German Marks was also converted from a floating rate to a fixed rate of 4.35% for a two year period.

The Company anticipates that the funds generated from operations and available under credit facilities will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.


OUTLOOK
The Company believes that it is positioned to continue to deliver strong year-over-year improvements in operating results. Including the effect of the recent CalTerm merger, the fourth quarter is expected to have stronger sales growth than the third quarter, ending fiscal 1996 with sales between $570,000 and $580,000 and earnings of $2.35 to $2.45 per share.

The above estimates for fiscal 1996 represent forward looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Management cautions that these projections are based on current estimates of future performance and are highly dependent upon a variety of factors which could cause actual results to differ from these estimates. These factors include the economic environment in the industrial production, trucking, construction, aerospace, automotive, and defense industries in both North America and Europe. The Company's results are also subject to continued market acceptance of Wright Line's technical environment solutions, operating margin risk due to competitive pricing, foreign currency fluctuations, and interest rate risk.

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) See Index to Exhibits on page 14, which is incorporated herein by reference.

(b) There were no reports on Form 8-K filed during the three months ended May 31, 1996 or thereafter through the date of this report.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    APPLIED POWER INC.
                                    -----------------------
                                     (Registrant)





Date: July 12, 1996                 By: /s/Robert C. Arzbaecher
                                        ------------------------
                                    Robert C. Arzbaecher
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer
                                    and duly authorized to sign
                                    on behalf of the registrant)

                               APPLIED POWER INC.

                               INDEX TO EXHIBITS

                         FISCAL 1996 THIRD QUARTER 10-Q




              Exhibit
              Number          Description                 Page No.
              -------  ---------------------------------  --------

              11       Computation of Earnings Per Share    15

              27       Financial Data Schedule              16