Form 10-K405
period 1996-08-31
APPLIED POWER INC
filed 1996-11-15
CIK 6955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended AUGUST  31, 1996
                                            ----------------

                                       OR


[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period from        to        .
                                                         ------    -------
                         Commission File No. 1 - 11288
                                             ---------

                               APPLIED POWER INC.
                               ------------------
             (Exact name of Registrant as specified in its charter)


            WISCONSIN                                          39-0168610
-------------------------------                    -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)


                         13000 WEST SILVER SPRING DRIVE
                            BUTLER, WISCONSIN  53007
           MAILING ADDRESS: P.O. BOX 325, MILWAUKEE, WISCONSIN 53201
           ---------------------------------------------------------
                    (Address of principal executive offices)

                                (414) 781-6600
                                --------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


   CLASS A COMMON STOCK,                            NEW YORK STOCK EXCHANGE
                                              -------------------------------
   $.20 PAR VALUE PER SHARE                         (Name of each exchange on
---------------------------
   (Title of each class)                           which registered)


       Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of October 31, 1996, the aggregate market value of Common Stock held by non-affiliates was approximately $471.6 million, and there were 13,727,401 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 8, 1997 are incorporated by reference into
Part III hereof.

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

The Company's operations are divided into three business segments:


Distributed Products
            Specialized tools and consumables sold primarily through distribution.


Engineered Solutions
            Hydraulic motion and vibration isolation customized products and systems primarily sold to OEM customers.


Wright Line
            Technical environment solutions for offices and laboratories.

During the fiscal year, the Company's Distributed Products segment made several business acquisitions. Vision Plastics Manufacturing Company, acquired on September 29, 1995, manufactures plastic cable ties which are sold through electrical wholesale, retail and OEM channels and is based in San Diego, California. On October 26, 1995, Designed Fluid-Air Systems, Inc. ("DFAS"), located in Oswego, Illinois, was acquired. DFAS designs, fabricates and assembles customized quick die change systems utilizing hydraulic, pneumatic and electrical components. The remaining 10% minority interest in Applied Power Korea was acquired on December 8, 1995. On May 15, 1996, CalTerm, Inc., a supplier of electrical consumables and tools, was merged with a wholly-owned subsidiary of the Company. CalTerm, Inc. is headquartered in San Diego, California.

The Company's Wright Line segment acquired the European distribution rights for its products on February 23, 1996.

On December 13, 1995, the Company's Distributed Products segment sold its HIT spring steel product line for an amount approximating its book value. In addition, the Company sold substantially all of the assets and liabilities of its APITECH mobile equipment product line, which was part of the Engineered Solutions segment, on January 24, 1996.

Following the end of the fiscal year, the Company, through its Wright Line subsidiary, completed the acquisition of the net assets of Everest Electronic Equipment, Inc. ("Everest"). Everest, based in Anaheim, California, manufactures custom and standard electronic enclosures used primarily by the computer, telecom, and datacom industries. Everest will be integrated with Applied Power's Wright Line business segment.

For further information regarding the Company's acquisitions and dispositions, see Note C - "Acquisitions" and Note D - "Sales of Product Lines" in Notes to Consolidated Financial Statements.

Financial information by segment and geographic area, as well as information related to export sales, is included in Note N - "Segment Information" in Notes to Consolidated Financial Statements, which is included as part of Item 8 of
Part II of this report and is incorporated herein by reference.

All amounts are in thousands of US Dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS SEGMENTS

DISTRIBUTED PRODUCTS

Distributed Products is engaged in the design, manufacture and distribution of tools and consumables to the construction, electrical wholesale, retail DIY, datacom, retail automotive, industrial and production automation markets. These products are sold through the Enerpac and GB Electrical businesses.

Distributed Products supplies approximately 13,000 SKU's. The vast majority of products are manufactured, while select low volume products are sourced. Enerpac is a specialist in hydraulic high force tools for the construction and industrial markets, and also supplies quick mold change systems for the plastic injection molding industry, quick die change systems for the metal stamping industry and workholding products for the machining industry. GB Electrical is a large volume manufacturer of wire connectors, conduit benders, plastic cable ties and fish tapes for the electrical wiring industry.

Distributed Products has engineering, manufacturing and warehousing operations in various areas of the United States, including Wisconsin, Illinois, Minnesota, North Carolina, California, Nevada, and Connecticut. Globally, the segment has operations throughout Europe, Asia and, to a lesser extent, South America.

The high force tools and other production automation components are primarily distributed through a worldwide network of over 2,500 independent distributors as well as directly to certain OEM customers. Wholesale distributors, home centers, hardware co-ops, mass merchandisers, and automotive parts and accessory retailers combine to distribute the segment's electrical tools and accessories product lines. This network includes approximately 4,000 electrical wholesale accounts as well as retailers including Sears, Ace Hardware, Builders Square, Payless Cashways, Wal-Mart, The Home Depot, Cotter & Co., Pep Boys, Western Auto, and other major chains, which in total represent over 23,000 consumer outlets.

ENGINEERED SOLUTIONS

Engineered Solutions focuses on developing and marketing value-added, customized solutions for OEMs in the automotive, truck, off-highway equipment, medical, aerospace, semiconductor, defense and industrial markets. Engineered Solutions is comprised of the Power-Packer, APITECH, and Barry Controls businesses. Engineered Solutions' expertise is primarily in the areas of hydraulic motion control and vibration isolation. The business is particularly skilled in using electronics to create smart or active systems to control motion.

Primary applications in the automotive industry include convertible top actuation systems and electric hydraulic valves used to control hydraulic systems on cars. In the truck industry, the business supplies cab-over-engine hydraulic tilt systems, cab suspension systems, engine mount systems and other vibration isolation components. Medical applications include self-contained hydraulic actuators that are primarily used in conjunction with hospital beds as well as vibration isolation products for medical instrumentation. In aerospace, the segment is the leading supplier of engine vibration isolation systems to aircraft manufacturers as well as directly to airlines to support maintenance operations. In addition to these major markets, the segment's products are used in a wide variety of applications in other industries.

The segment maintains engineering, manufacturing and sales organizations in North America, Europe and Asia. The segment's products are primarily sold through direct sales people, with sales representatives being used in certain situations. The segment's success requires close cost control, high quality and just-in-time delivery. Most of the segment's manufacturing operations are ISO-9000 certified and the segment continues to make significant investments directed at upgrading its manufacturing capability on an ongoing basis.

WRIGHT LINE

Wright Line designs, manufactures and sells furnishings and enclosures utilized in technology intensive business environments. Applications for these products include local area networks, multimedia production, electrical engineering and testing, telecommunication centers and R&D laboratories. In addition, Wright Line provides modular workstations used in the computerized office.

Wright Line sells customized systems primarily using direct sales personnel. Wright Line employs over 200 direct sales people in the United States. Wright Line's products are marketed in Asia and Europe through direct salespeople and dealers, depending on the country. Its products are primarily sold to commercial and governmental end-users. Sales to the Federal Government, which now average approximately 25% of total Wright Line net sales, are made pursuant to a contract between Wright Line and the US Government's General Services Administration. Product is primarily manufactured in Worcester, Massachusetts.

COMPETITION

The Company competes on the basis of product design, quality, availability, performance, customer service and price. The Company believes that its technical skills, global presence, shared technology base, close working relationships with customers as well as patent protection bolster its competitive position.

The Company's businesses face competition to varying degrees in each of their markets. In general, each product line competes with a small group of different competitors. No one company competes directly with the Company across all of its businesses. Some competitors are substantially larger than the Company and have greater financial resources.

RESEARCH AND DEVELOPMENT

The Company maintains engineering staffs at several locations which design new products and make improvements to existing product lines. Expenditures for research and development were $9,852, $8,725 and $7,446 in fiscal years 1996, 1995 and 1994, respectively. Substantially all research, development and product improvement expenditures are Company funded.

PATENTS AND TRADEMARKS

The Company has been issued a number of patents that provide protection of valuable designs and processes in its Distributed Products and Engineered Solutions businesses. Numerous other United States and foreign patents and trademarks are owned by the Company, although no such individual patent or trademark (or group thereof) is believed to be of sufficient importance that its termination would have a materially adverse effect on the Company's business.

MANUFACTURING, MATERIALS AND SUPPLIERS

The majority of the Company's manufacturing operations include the assembly of parts and components which have been purchased by the Company from a number of suppliers. In the absence of unusual circumstances, substantially all such products are normally available from a number of local and national suppliers.

ORDER BACKLOGS AND SEASONALITY

At August 31, 1996, the Company had approximately $83,500 in backlog, compared to approximately $88,200 at August 31, 1995. Substantially all orders are expected to be completed prior to August 31, 1997. The Company's sales are subject to minor seasonal fluctuations, with second quarter sales traditionally being the lowest of the year.

EMPLOYEE RELATIONS

As of August 31, 1996, the Company employed 3,035 people on a full-time basis, none of which are subject to a collective bargaining agreement. In general, the Company enjoys good relationships with its employees.

ENVIRONMENTAL COMPLIANCE

The Company has facilities in numerous geographic locations which are subject to a range of environmental laws and regulations. Compliance with these laws has and will require expenditures on a continuing basis. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company has been identified by the United States Environmental Protection Agency as a "Potentially Responsible Party" regarding seven multi-party Superfund sites. Based on its investigations, the Company believes it is a de minimis participant in each case, and that any liability which may be incurred as a result of its involvement with such Superfund sites, taken together with its expenditures for environmental compliance, will not have a material adverse effect on its financial position. Liabilities are recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental remediation accruals of $611 and $573 were included in the Consolidated Balance Sheet at August 31, 1996 and 1995, respectively. For further information, refer to Note O - "Contingencies and Litigation" in Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

The following table summarizes the principal manufacturing, warehouse and office facilities owned or leased by the Company:

Location and Business                     Size (sq. feet)        Owned/Leased
-----------------------------------------------------------------------------

DISTRIBUTED PRODUCTS
  Glendale, Wisconsin                         280,000                 Leased
  Columbus, Wisconsin                         130,000                 Leased
  Veenendaal, Netherlands                      97,000                 Owned
  San Diego, California                        69,000                 Leased
  Pachuca, Mexico                              69,000                 Leased
  Troyes, France                               67,000                 Leased
  Tecate, Mexico                               54,000                 Leased
  Reno, Nevada                                 50,000                 Owned
  Tokyo, Japan                                 45,000                 Leased
  Matthews, North Carolina                     33,000                 Owned
  Alexandria, Minnesota                        25,000                 Owned
  Seoul, South Korea                           22,000                 Leased
  Singapore, Singapore                         15,000                 Leased
  Milford, Connecticut                         11,000                 Owned

ENGINEERED SOLUTIONS
  Brighton, Massachusetts                     227,000                 Leased
  Burbank, California                         126,000                 Leased
  Oldenzaal, Netherlands                       74,000                 Owned
  Westfield, Wisconsin                         48,000                 Owned
  Hersham, England                             39,000                 Leased
  Butler, Wisconsin                            10,000                 Leased

WRIGHT LINE
  Worcester, Massachusetts                    241,000                 Owned



In addition to these properties, the Company utilizes a number of smaller facilities in South Korea, Spain, Italy, Canada, Brazil, France, Germany, Australia, Russia, Taiwan, India, the Peoples Republic of China, the United Kingdom and the United States. The Company's headquarters are based in a 68,000 square foot leased office facility in Butler, Wisconsin, which is also utilized by the Distributed Products and Engineered Solutions segments.

The Company's strategy is to lease properties when available and economically advantageous. Leases for the majority of the Company's facilities include renewal options. For additional information, see Note I - "Leases" in Notes to Consolidated Financial Statements. The Company believes its current properties are well maintained and in general are adequately sized to house existing operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings which have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental and patent claims. (For further information related to environmental claims, refer to "Environmental Compliance" on page
5). The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when the loss is probable and can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a materially adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all of the executive officers of the Company are listed below.



Name                   Age  Position
----                   ---  --------

Richard G. Sim          52  Chairman, President and Chief Executive Officer; Director

William J. Albrecht     45  Senior Vice President, Engineered Solutions

Gustav H.P. Boel        52  Vice President, President of Enerpac

Philip T. Burkart       39  Vice President, President of Wright Line Inc.

Theodore M. Lecher      45  Vice President, President GB Electrical, Inc.

Robert C. Arzbaecher    36  Vice President, Chief Financial Officer

Dale A. Knutson         64  Vice President, Technology

Douglas R. Dorszynski   44  Vice President, Tax and Treasurer

Richard D. Carroll      33  Corporate Controller

Anthony W. Asmuth III   54  Secretary


Richard G. Sim was elected President and Chief Operating Officer in 1985, Chief Executive Officer in 1986 and Chairman of the Board in 1988. From 1982 through 1985, Mr. Sim was a General Manager in the General Electric Medical Systems Business Group. He is also a director of IPSCO Inc. and Falcon Building Products, Inc.

William J. Albrecht was named Senior Vice President of Engineered Solutions in 1994. Prior to that, he served as Vice President and President of Power-Packer and APITECH since 1991. He joined the Company in 1989 as General Manager of the APITECH Division in the United States. Prior to joining the Company, Mr. Albrecht was Director of National Accounts and Industrial Power Systems at Generac Corp. from 1987 to 1989 and Vice President-Sales at NP Marketing from 1985 to 1987.

Gustav H.P. Boel was elected Vice President of the Company and named President of the Company's Enerpac business in 1995. From 1991 until that time, he was Managing Director of Power-Packer Europe. From 1990 to 1991, Mr. Boel was Technical Director for Groeneveld, located in Holland. Prior to 1990, he spent nineteen years with Enerpac in the Netherlands, where he last held the position of Managing Director.

Philip T. Burkart was elected Vice President of the Company in 1995 and named the President of Wright Line Inc. in 1994. From 1990 to 1994, Mr. Burkart held various positions within Wright Line Inc. including: General Manager, Vice President, Marketing and Operations and Director of Marketing. Prior to joining the Company, Mr. Burkart was a Marketing Manager for GE Medical Systems.

Theodore M. Lecher has served as President of GB Electrical, Inc. (Gardner Bender, Inc. prior to its acquisition by the Company in 1988) since 1986, and as a Company Vice President since 1988. He was Vice President-General Manager of Gardner Bender, Inc. from 1983 to 1986, and prior to that, Director of Sales and Marketing since 1980. Mr. Lecher has been associated with GB Electrical, Inc. since 1977.

Robert C. Arzbaecher was named Vice President and Chief Financial Officer in 1994. He had served as Vice President, Finance of Distributed Products from 1993 to 1994. He joined the Company in 1992 as Controller. From 1988 through 1991, Mr. Arzbaecher was employed by Grabill Aerospace Industries LTD, where he last held the position of Chief Financial Officer. Prior to 1988, Mr. Arzbaecher held various financial positions at Farley Industries Inc. and at Grant Thornton and Company, a public accounting firm.

Dale A. Knutson has served as Vice President, Technology since 1987. From 1982 until 1987, he held the position of Vice President, Product Engineering. Mr. Knutson has been associated with the Company since 1969.

Douglas R. Dorszynski was appointed Vice President, Tax and Treasurer in 1994. Mr. Dorszynski joined the Company in 1983 as Corporate Tax Manager and was subsequently appointed Director, Tax and Special Project Planning in 1985. Prior to joining the Company, Mr. Dorszynski was employed by Arthur Young & Co., a public accounting firm, from 1978 to 1983.

Richard D. Carroll joined the Company as Corporate Controller in 1996. Mr. Carroll was previously employed with the Northwest Indiana Water Company as its Vice President/Controller during 1995. Prior to that, he was Controller for Nypro Chicago from 1993 to 1995. For 1990 through 1993, Mr. Carroll was Controller at Roquette America, Inc. Prior to that, he was employed at Grabill Aerospace Industries LTD and at Grant Thornton, a public accounting firm.

Anthony W. Asmuth III is a partner in the law firm of Quarles & Brady, Milwaukee, Wisconsin, having joined that firm in 1989. Quarles & Brady performs legal services for the Company and certain of its subsidiaries. Prior to joining Quarles & Brady, he was a partner with the law firm of Whyte Hirschboeck Dudek S.C. Mr. Asmuth had previously served as Secretary of the Company from 1986 to 1993. He was re-elected Secretary in 1994.

Each officer is appointed by the Board of Directors and holds office until he resigns, dies, is removed or a different person is appointed to the office. The Board of Directors generally appoints officers at its meeting following the Annual Meeting of Shareholders.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol APW. At October 31, 1996, the approximate number of record shareholders of common stock was 493. The high and low sales prices of the common stock by quarter for each of the past two years are as follows:



FISCAL YEAR            PERIOD                      HIGH             LOW
-----------  --------------------------         ----------       ---------
   1996      June 1 to August 31                  $30 3/8          $27 1/8
             March 1 to May 31                     33               28 7/8
             December 1 to February 29             32 3/8           26 3/4
             September 1 to November 30            35 1/8           28 3/4
   1995      June 1 to August 31                  $33 3/8          $24 1/2
             March 1 to May 31                     27               23 1/4
             December 1 to February 28             25 3/4           20 3/4
             September 1 to November 30            25 1/8           21 5/8



Quarterly dividends of $0.03 per share were declared and paid for each of the quarters above.

ITEM 6.  SELECTED FINANCIAL DATA


(In Millions, except per share amounts)
                                                                   For the years ended August 31,
                                                    -------------------------------------------------------------
                                                     1996      1995      1994             1993             1992
                                                    -------  --------  --------         --------         --------
Net Sales                                            $571.2   $527.1    $433.6           $398.7           $404.3
Gross Profit                                          219.9    201.4     163.5            151.0            154.9
Earnings(Loss)
   Continuing Operations                               33.7     25.0      16.9              7.1    (1)       8.5   (1)
   Discontinued Operations                                -        -      (0.4)            (3.8)           (32.9)
   Extraordinary Loss                                     -     (4.9)        -                -                -
   Cumulative Effect of
    Accounting Change                                     -        -         -             (4.4)               -
                                                     ------  -------   -------          -------          -------
   Net Earnings(Loss)                                $ 33.7   $ 20.1    $ 16.5           $ (1.1)          $(24.4)
Earnings (Loss) Per Share
   Continuing Operations                             $ 2.41   $ 1.82    $ 1.27           $ 0.54   (1)     $ 0.65   (1)
   Discontinued Operations                                -        -     (0.03)           (0.29)           (2.51)
   Extraordinary Loss                                     -    (0.36)        -                -                -
   Cumulative Effect of
    Accounting Change                                     -        -         -            (0.33)               -
                                                     ------  -------   -------          -------          -------
   Net Earnings(Loss) Per Share                      $ 2.41   $ 1.46    $ 1.25           $(0.08)          $(1.87)

Dividends Per Common Share                           $ 0.12   $ 0.12    $ 0.12           $ 0.12           $ 0.12

                                                                             August 31,
                                                     ------------------------------------------------------------
                                                     1996      1995      1994             1993             1992
                                                     ------  --------  --------         --------         --------
Total Assets                                         $381.2   $332.9    $317.4           $306.3           $301.5
Long-term Obligations                                $ 76.5   $ 74.3    $ 88.7           $ 97.5           $108.0
Shareholders' Equity                                 $168.5   $131.7    $107.3           $ 88.0           $ 96.6
Actual Shares Outstanding                              13.7     13.4      13.2             13.0             13.0

(1) Earnings from Continuing Operations for 1993 and 1992 reflect after-tax restructuring charges of $5.0 ($0.38 per share) and $3.1 ($0.24 per share), respectively. In addition, 1992 includes a liquidation of LIFO inventory which had the effect of increasing earnings by $1.3 ($0.10 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions, except per share amounts)


RESULTS OF CONTINUING OPERATIONS
--------------------------------
                                          Years Ended August 31,       Percentage of Net Sales
                                       ----------------------------  ----------------------------
                                         1996      1995      1994      1996      1995      1994
                                       --------  --------  --------  --------  --------  --------
Net Sales                                $571.2   $527.1     $433.6   100.0%    100.0%     100.0%
Gross Profit                              219.9    201.4      163.5    38.5      38.2       37.7
Operating Expenses                        158.5    149.2      121.3    27.7      28.3       28.0
Operating Earnings                         61.4     52.2       42.2    10.8      9.9         9.7
Other Expenses                             12.3     15.3       16.9    2.2       2.9         3.9
Earnings Before Income Taxes               49.1     36.9       25.3    8.6       7.0         5.8
Income Tax Expense                         15.4     11.9        8.4    2.7       2.3         1.9
Earnings Before Accounting Change and
  Extraordinary Loss                       33.7     25.0       16.9    5.9       4.7         3.9
Extraordinary Loss                            -     (4.9)         -     -       (0.9)       -
Net Earnings                             $ 33.7   $ 20.1     $ 16.9    5.9%      3.8%        3.9%
------------                             ------   ------     ------   ----     -----       -----

The preceding table sets forth the results of continuing operations of the Company for the years ended August 31, 1996, 1995 and 1994.

Net earnings have nearly doubled over the last two years as a result of higher sales volume, improved operating margins and lower financing costs.

NET SALES

Net sales increased 8% in 1996 with two of the three segments posting solid sales growth increases. Excluding the unfavorable impact on translated sales from the stronger US Dollar, sales increased 9% over 1995.


                                              Sales                  Percentage Change from Prior Year
                                  -----------------------------      -------------------------------------
GEOGRAPHIC SALES                   1996        1995        1994        1996         1995        1994
----------------------           -------     -------     ------     -------      -------       ------
North America                      $360.8      $323.0    $279.6         12%          16%          8%
Europe                              143.7       136.8      99.2          5           38          14
Japan and Asia Pacific               56.8        55.3      43.5          3           27           5
Latin America                         9.9        12.0      11.3        (18)           6          11
----------------------             ------      ------    ------      -----        -----        ----
Totals                             $571.2      $527.1    $433.6          8%          22%          9%
----------------------             ------      ------    ------      -----        -----        ----

Softening economic conditions experienced throughout the markets in which the Company operates slowed the growth rates in these regions for fiscal 1996 and combined to an overall 8% increase. Total sales in 1995 were 22% higher than in 1994, reflecting geographic expansion and an improvement in the economic environment in North America and Europe. Ignoring the favorable impact on translated sales from the weaker US Dollar in 1995, sales increased 18% over 1994.

Sales in Europe grew 5% in 1996 compared to 38% in 1995. The slowing economies in Europe are the primary reasons for the slowing of the growth rate. Sales in Japan and Asia Pacific increased 3% in 1996 compared to a 27% increase from 1994 to 1995. Excluding the affect of foreign currency fluctuations against the US Dollar, sales in real terms increased 9% and 14% for fiscal 1996 and 1995, respectively, in this geographic region. Latin American sales have been unfavorably impacted by the significant devaluation of the Mexican Peso over the last few years. Excluding the effect of this devaluation, sales growth was 1% in 1996 and 23% in 1995. The variation of the growth rates is the result of the changing economies in Latin America.


                                           Sales                 Percentage Change from Prior Year
                               ------------------------------  -------------------------------------
SEGMENT SALES                   1996        1995        1994          1996           1995         1994
-------------                  -------     -------     -------      -------        -------      -------
Distributed Products            $284.5      $264.9      $222.0          7%            19%           4%
Engineered Solutions             190.9       192.2       162.3         (1)            18           10
Wright Line                       95.8        70.0        49.3          37            42           29
-------------------            -------     -------     -------    -------        -------      -------
Totals                          $571.2      $527.1      $433.6          8%            22%           9%
-------------------            -------     -------     -------    -------        -------      -------

Total sales from Distributed Products increased 7% in 1996, with benefits coming from the continued expansion into developing markets in Southeast Asia, Latin America, and South America and approximately $16.7 million from acquisitions net of product line dispositions. The impact of the stronger US Dollar negatively impacted Distributed Products sales in 1996 relative to 1995 by approximately 1%, as sales generated by units outside the US translated into lower US Dollars in 1996. In 1995, Distributed Products sales benefited from improved economic conditions in North America and Europe, further expansion into developing markets in Southeast Asia, Latin America, and South America and approximately $4.0 million from minor acquisitions.

Engineered Solutions had a 1% decrease in sales in 1996 compared to an 18% increase in 1995. The primary reason for the decrease was the disposition of the Company's APITECH Mobile equipment product line in January 1996 and softening markets in the defense, truck, and convertible top markets throughout the US and Europe. The majority of the growth noted in fiscal 1995 was attributable to strong demand from European OEM truck and automobile manufacturers.

Wright Line continued to generate impressive sales growth posting increases of 37% and 42% for fiscal 1996 and 1995, respectively. The strong growth is attributed to the continued demand for its existing products (most notably its LAN Management Systems ("LMS") product line), acceptance of its new technical environment solutions, its expanded direct sales force throughout 1996 and 1995, and geographic expansion into Europe and Asia.

Price changes have not had a significant impact on the comparability of net sales during the last three years.

GROSS PROFIT

Gross profit increased to $219.9 million in 1996, compared to $201.4 million and $163.5 million in 1995 and 1994, respectively. The improvement in gross profit resulted primarily from the sales increases in 1996 and 1995.



GROSS PROFIT PERCENTAGES BY SEGMENT  1996   1995   1994
-----------------------------------  -----  -----  -----
Distributed Products                 40.0%  42.1%  43.4%
Engineered Solutions                 30.5   28.8   28.1
Wright Line                          50.0   48.8   42.6
-----------------------------------  -----  -----  -----
Totals                               38.5%  38.2%  37.7%
------                               ----   ----   ----


Items influencing overall gross profit percentages include relative sales mix between Distributed Products, Engineered Solutions and Wright Line, as well as production levels. Engineered Solutions gross profit percentages are lower than either Wright Line or Distributed Products because a much higher proportion of its sales are made to OEM customers which generate lower margins than non-OEM customers. As a result, the lower the proportion of its sales to total Company sales, the higher the Company's overall gross profit percentage. Gross profit percentages from Distributed Products were lower in 1996 and 1995, relative to 1994, as a result of inefficiencies during the implementation of automated warehousing, competitive pricing pressures, higher discounts to distributors and increased shipments to OEM customers. Engineered Solutions and Wright Line gross profit percentages improved in 1996 due to the benefits of prior year restructuring at Engineered Solutions, as well as higher production levels at Wright Line. Both achieved improvement in 1995 over 1994 due to favorable product mix and the impact of higher production levels on fixed manufacturing costs.

OPERATING EXPENSES

Operating expenses increased 6% and 23% in fiscal years 1996 and 1995, respectively. During the corresponding periods, sales increased 8% and 22%, respectively. The majority of the increase since 1994 relates to variable selling expenses, primarily commissions. Wright Line has a direct sales force whose compensation is commission-based. As a result of its 94% sales growth over the last two years, its operating expenses have increased significantly. As Wright Line becomes a larger part of the total Company, it will exert more influence on the year-to-year growth in operating expenses.

In addition to variable selling expenses, total operating costs have increased as a result of acquisitions, product development programs, and expenditures for geographic expansion into emerging markets. Approximately $1.9 million of the increase in fiscal 1996 was attributable to businesses acquired since the third quarter of 1995. During the last few years, the Company has also opened sales offices in Russia, India and China, and has increased its presence in Latin America and Southeast Asia. Overall lower corporate expenses and the Company's goal to continually identify ways to be more cost effective have allowed the Company to keep operating expenses at a constant 28% of sales over the last three fiscal years.

OTHER EXPENSE (INCOME)



OTHER EXPENSE (INCOME)  1996    1995     1994
---------------------  ------  -------  -------
Net financing costs    $ 8.5     $10.3    $11.4
Amortization expense     4.1       3.3      5.1
Other - net             (0.2)      1.7      0.4
-----------            -----   -------  -------


The reduction in financing costs during the last three years reflects lower market interest rates and reduced debt levels. The Company refinanced certain debt in 1995, which also had the impact of lowering its financing costs. For further information, see "Liquidity and Capital Resources" below.

Amortization expense increased in 1996 due to incremental amortization of intangible assets added in 1995 and 1996 from acquisitions (see "Liquidity and Capital Resources" below), but declined in 1995 as certain intangible assets from the GB Electrical acquisition in 1988 became fully amortized.

"Other - net" includes foreign exchange (gains) losses and miscellaneous other (income) expense. A net foreign exchange loss was realized in 1996, however it was more than offset by miscellaneous income realized. In 1995, the Mexican Peso devaluation caused a $1.3 million foreign exchange loss and represented the majority of other expense.

INCOME TAX EXPENSE

The Company's effective income tax rate is largely impacted by the proportion of earnings generated inside and outside the US, as well as the utilization of foreign tax credits in the US. Higher US earnings and the utilization of foreign tax credits had a favorable impact on the effective tax rate in 1996 and 1995.

EXTRAORDINARY LOSS

The Company recorded an extraordinary loss of $4.9 million, or $0.36 per share, in 1995 in connection with the March 30, 1995 extinguishment of its $64.4 million 9.92% Senior Unsecured Notes. The pre-tax extraordinary loss of $7.3 million was comprised of an estimated make whole provision of $4.1 million, costs associated with the cancellation of underlying interest rate swap agreements of $3.0 million and the write-off of $0.2 million of deferred financing costs. For further information, see Note H - "Long-term Debt" in Notes to Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective in fiscal 1995. This adoption had no material effect on the Company's financial statements.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company expects to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and include the necessary pro forma disclosures in its 1997 financial statements.

DISCONTINUED OPERATIONS

In the second quarter of 1994, the Company announced its decision to retain the remaining Wright Line business, which had been reported as a discontinued operation since 1992. The Company completed the sale of Wright Line's German operation in 1993 and Wright Line's Datafile businesses in Canada, Australia, the UK and the US in 1994. The net assets and results of operations for the retained Wright Line business were reclassified from discontinued to continuing operations for the periods it was held for sale. For further information, see Note B - "Discontinued Operations" in Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Outstanding debt at August 31, 1996 totaled $92.6 million, an increase of $5.7 million since the beginning of the year. The increased level of business acquisitions and capital expenditures, partially offset by the additional sale of accounts receivable, are the primary reasons for the increase. End-of-year debt to total capital was approximately 33% in 1996 compared to 37% in 1995. Approximately $32.8 million of cash was generated from operating activities in 1996, while $33.9 million of cash was used to fund acquisitions and $22.7 million was used to fund capital expenditures. The balance of cash generated in 1996 originated from the additional sale of receivables. In 1995, $23.8 million of cash was generated from operations of which $2.8 million was used to fund acquisitions and $16.0 million was used to fund capital expenditures. The balance of the cash generated in 1995 was used to reduce debt. Dividends of $1.6 million were paid during both 1996 and 1995.

Increases in primary working capital (net receivables plus net inventory less trade accounts payable) used approximately $17.7 million of cash during 1996 as a result of higher sales volume (receivables) and geographic expansion (inventory). The Company believes that primary working capital may grow further in 1997 as a result of anticipated business expansion. During 1995, primary working capital increased $22.4 million, also the result of increased sales and geographic expansion.

The Company extinguished all $64.4 million of its 9.92% Senior Unsecured Notes on March 30, 1995. The funds used to retire the debt and disburse the make whole payments totaling $4.0 million were obtained from new borrowings, including those under a temporary expansion of the Company's then existing $40.0 million Multi-currency revolving credit agreement. The Company replaced the original $40.0 million Multi-currency credit agreement and the temporary $40.0 million expansion with the proceeds from a new $120.0 million Multi-currency credit agreement in August 1995. To reduce interest rate risk associated with the refinancing, the Company entered into interest rate caps on a notional $60.0 million in borrowings that limits the maximum applicable base rate (three month LIBOR) to 8.0%. The interest rate caps expire in March 1997. In addition, the Company has entered into interest rate swap agreements during fiscal 1996 which effectively convert $65.5 million of the Company's variable rate debt to a weighted average fixed rate of 5.92%. The swap agreements expire on varying dates through 2003. During 1996, the Company incurred interest at a rate of .375 of 1% above IBOR.

In August 1996, the new Multi-currency credit agreement was amended to provide unsecured credit availability of $170.0 million and extend the expiration date to August 2001. For additional information, see Note H - "Long-term Debt" in Notes to Consolidated Financial Statements.

In 1995, the Company replaced its former $25.0 million accounts receivable financing facility with a new facility that expires in August 1998 and provides up to $50.0 million of multi-currency accounts receivable financing. During 1996, the agreement was amended to extend the terms through August 1999. An incremental $13.3 million of receivables were financed in 1996, bringing the total balance financed to $49.5 million at August 31, 1996. Proceeds were used to reduce debt. For additional information, see Note E - "Accounts Receivable Financing" in Notes to Consolidated Financial Statements.

The following table summarizes the Company's total capitalization over the last three years.


                                  Dollars                  Percentage of Total Capitalization
                      -------------------------------   ----------------------------------------
TOTAL CAPITALIZATION    1996        1995       1994          1996          1995          1994
--------------------  --------    --------    -------   ----------     ---------      --------
Total Debt              $ 92.6      $ 87.0     $103.5         33%           37%           45%
Shareholders' Equity     168.5       131.7      107.3         61            56            48
Deferred Taxes            15.4        16.4       16.8          6             7             7
--------------------    ------      ------     ------     ------         -----          ----
Totals                  $276.5      $235.1     $227.6        100%          100%          100%
--------------------    ------      ------     ------     ------         -----          ----

In order to minimize interest expense, the Company intentionally maintains low cash balances and uses available cash to reduce short-term bank borrowings. Funds available under unused non-committed lines and the $170.0 million Multi-currency credit agreement totaled $47.4 million and $93.7 million, respectively, as of August 31, 1996. The Company believes that such availability plus funds generated from operations will be adequate to fund operating activities, including capital expenditures and working capital, for the foreseeable future.

INFLATION

No meaningful measures of inflation are available because the Company has a significant number of small operations which operate in countries with diverse rates of inflation and currency rate movements.

OUTLOOK

The Company expects its trend of increasing sales and earnings per share to continue into 1997, assuming no significant downturn in the economy in North America or Western Europe. Net sales are expected to be in the range of $650.0 to $690.0 million with earnings per share between $2.70 and $3.00. The strength of its core business segments, integration of the acquisitions that took place in 1996, and strategic acquisitions will be the driving forces of the growth.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements in the above section entitled "Outlook," as well as statements which are not historical facts, are forward looking statements that involve risks and uncertainties. There are several risk factors which are beyond the Company's control which could cause the Company's actual results to differ from those expressed in such forward looking statements. Those risk factors include, without limitation, general economic conditions and market conditions in the industrial production, trucking, construction, aerospace, automotive, and defense industries in North America, Europe, and Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive pricing, foreign currency risk, interest rate risk, and other factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly financial data for 1996 and 1995 is as follows:
(In Millions, except per share amounts)

                                                                        1996
                                              ---------------------------------------------------------
                                                 FIRST         SECOND         THIRD          FOURTH
                                              ------------  ------------  -------------  --------------
Net Sales                                     $      139.3  $     137.1   $       147.5  $        147.3
Gross Profit                                          54.1         51.7            55.4            58.7
Net Earnings                                  $        7.7  $       7.7   $         9.1  $          9.2
                                              ============  ===========   =============  ==============
Net Earnings Per Share                        $       0.55  $      0.55   $        0.65  $         0.66
                                              ============  ===========   =============  ==============
                                                                        1995
                                              ---------------------------------------------------------
                                                 FIRST         SECOND         THIRD          FOURTH
                                              ------------  ------------  -------------  --------------
Net Sales                                     $      125.8  $     124.5   $       139.4  $        137.4
Gross Profit                                          48.2         47.3            53.6            52.3
Earnings Before Extraordinary Loss                     5.5          4.6             7.3             7.6
Extraordinary Loss                                       -         (4.9)              -               -
                                              ------------  ------------  -------------  --------------
Net Earnings (Loss)                           $        5.5  $      (0.3)  $         7.3  $          7.6
                                              ============  ===========   =============  ==============
Earnings (Loss) Per Share
                   Before Extraordinary Loss  $       0.40  $      0.34   $        0.53  $         0.55
                   Extraordinary Loss                    -        (0.36)              -               -
                                              ------------  -----------   -------------  --------------
Net Earnings (Loss) Per Share                 $       0.40  $     (0.02)  $        0.53  $         0.55
                                              ============  ===========   =============  ==============

The Consolidated Financial Statements are included on pages 18 to 33 and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the "Election of Directors" and "Other Information -- Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on January 8, 1997 (the "1997 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the "Board Meetings, Committees and Director Compensation" section and the "Executive Compensation" section (other than the subsections thereof entitled "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Performance Graphs") of the 1997 Annual Meeting Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the "Certain Beneficial Owners" and "Election of Directors" sections of the 1997 Annual Meeting Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    1. Consolidated Financial Statements

          See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 16, the Independent Auditors' Report on page 17 and the Consolidated Financial Statements on pages 18 to 33, all of which are incorporated herein by reference.

    2. Financial Statement Schedules

          See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 16 and the Financial Statement Schedule on page 34, all of which are incorporated herein by reference.

    3. Exhibits

           See "Index to Exhibits" on pages 36 to 40, which is incorporated herein by reference.

(b) Reports on Form 8-K:

           No reports on Form 8-K were filed in the fourth quarter.

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                           Page
------------------------------------------                           ----
  Independent Auditors' Report                                        17

  Consolidated Statement of Earnings
     For the years ended August 31, 1996, 1995 and 1994               18

  Consolidated Balance Sheet
     As of August 31, 1996 and 1995                                   19

  Consolidated Statement of Shareholders' Equity
     For the years ended August 31, 1996, 1995 and 1994               20

  Consolidated Statement of Cash Flows
     For the years ended August 31, 1996, 1995 and 1994               21

  Notes to Consolidated Financial Statements                          22 - 33

INDEX TO FINANCIAL STATEMENT SCHEDULES
--------------------------------------

  Schedule II - Valuation and Qualifying Accounts                     34

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

Independent Auditors' Report


To the Shareholders and Directors of Applied Power Inc.:

We have audited the accompanying consolidated balance sheets of Applied Power Inc. and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. Our audits also included the consolidated financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applied Power Inc. and subsidiaries at August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
September 26, 1996

                              APPLIED POWER INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          Years ended August 31,
                                                                                 ----------------------------------------
                                                                                     1996          1995          1994
                                                                                 ------------  ------------  ------------
Net sales                                                                        $   571,215   $   527,058   $   433,644
Cost of products sold                                                                351,283       325,621       270,120
                                                                                 -----------   -----------   -----------
     Gross Profit                                                                    219,932       201,437       163,524
Engineering, selling and administrative expenses                                     158,485       149,210       121,315
                                                                                 -----------   -----------   -----------
     Operating Earnings from Continuing Operations                                    61,447        52,227        42,209
Other Expense(Income)
     Net financing costs                                                               8,456        10,291        11,362
     Amortization of intangible assets                                                 4,054         3,369         5,092
     Other - net                                                                        (230)        1,694           457
                                                                                 -----------   -----------   -----------
Earnings from Continuing Operations Before
     Income Tax Expense                                                               49,167        36,873        25,298
Income Tax Expense                                                                    15,438        11,868         8,402
                                                                                 -----------   -----------   -----------
Earnings from Continuing Operations                                                   33,729        25,005        16,896
Discontinued Operations, net of income taxes
     (Income) from operations previously offset against
     reserve for estimated loss on disposition                                             -             -          (348)
                                                                                 -----------   -----------   -----------
Loss from Discontinued Operations                                                          0             0          (348)
                                                                                 -----------   -----------   -----------
Earnings before Extraordinary Loss                                                    33,729        25,005        16,548
Extraordinary Loss from Early Extinguishment of
Debt, net of $2,423 tax benefit                                                            -        (4,920)            -
                                                                                 -----------   -----------   -----------
Net Earnings                                                                     $    33,729   $    20,085   $    16,548
                                                                                 ===========   ===========   ===========
Primary Earnings(Loss) Per Share:
     Continuing Operations                                                       $      2.41   $      1.82   $      1.27
     Discontinued Operations                                                               -             -         (0.03)
     Extraordinary Loss                                                                    -         (0.36)            -
                                                                                 -----------   -----------   -----------
Earnings Per Share                                                               $      2.41   $      1.46   $      1.25
                                                                                 ===========   ===========   ===========
Weighted Average Common and Equivalent Shares (000's)                                 13,983        13,746        13,289
                                                                                 ===========   ===========   ===========
Fully Diluted Earnings(Loss) Per Share:
     Continuing Operations                                                       $      2.41   $      1.79   $      1.25
     Discontinued Operations                                                               -             -         (0.03)
     Extraordinary Loss                                                                    -         (0.35)            -
                                                                                 -----------   -----------   -----------
Earnings Per Share                                                               $      2.41   $      1.44   $      1.23
                                                                                 ===========   ===========   ===========
Weighted Average Common and Equivalent Shares (000's)                                 13,983        13,958        13,477
                                                                                 ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements

                              APPLIED POWER INC.
                          CONSOLIDATED BALANCE SHEET
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                     August 31,
                                                                                            ------------------------------
                                                                                                1996              1995
                                                                                            -------------      -----------
ASSETS
Current Assets
  Cash and cash equivalents                                                                 $      1,001       $       911
  Accounts receivable, less allowances of $4,179 and $3,593, respectively                         68,747            71,000
  Inventories                                                                                    120,648           103,358
  Prepaid income tax                                                                              10,734            10,297
  Prepaid expenses                                                                                 5,775             4,898
                                                                                            ------------       -----------
Total Current Assets                                                                             206,905           190,464
Other Assets                                                                                       6,370             6,274
Goodwill, net of accumulated amortization of $13,937 and $11,256, respectively                    58,266            57,346
Other Intangibles, net of accumulated amortization of $11,917 and $18,798, respectively           33,464            10,427
Property, Plant and Equipment
  Property                                                                                         1,923             1,909
  Plant                                                                                           40,252            28,850
  Machinery and equipment                                                                        125,950           122,615
                                                                                            ------------       -----------
                                                                                                 168,125           153,374
  Less:  Accumulated depreciation                                                                (91,889)          (84,939)
                                                                                            ------------       -----------
Net Property, Plant and Equipment                                                                 76,236            68,435
                                                                                            ------------       -----------
Total Assets                                                                                $    381,241       $   332,946
                                                                                            ============       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                                                     $     16,068       $    12,620
  Trade accounts payable                                                                          41,397            37,530
  Accrued compensation and benefits                                                               20,805            19,707
  Income taxes payable                                                                             7,081             7,575
  Current maturities of long-term debt                                                                 -               187
  Other current liabilities                                                                       22,378            19,828
                                                                                            ------------       -----------
Total Current Liabilities                                                                        107,729            97,447
Long-term Debt, less current portion                                                              76,548            74,156
Deferred Income Tax                                                                               15,395            16,386
Other Deferred Liabilities                                                                        13,114            13,271
Shareholders' Equity
  Class A common stock, $0.20 par value per share, authorized 40,000,000 shares,
          issued and outstanding 13,652,349 and 13,406,590 shares, respectively                    2,730             2,681
  Additional paid-in capital                                                                      34,383            28,328
  Retained earnings                                                                              126,392            94,285
  Cumulative translation adjustments                                                               4,950             6,392
                                                                                            ------------       -----------
Total Shareholders' Equity                                                                       168,455           131,686
                                                                                            ------------       -----------
Total Liabilities and Shareholders' Equity                                                  $    381,241       $   332,946
                                                                                            ============       ===========

   The accompanying notes are an integral part of these financial statements

                               APPLIED POWER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            Years Ended August 31, 1996, 1995 and 1994
                                                                    ----------------------------------------------------------
                                                                     Class A     Additional                   Cumulative
                                                                      Common      Paid-in     Retained        Translation
                                                                       Stock      Capital     Earnings        Adjustments
                                                                    -----------  ----------  ----------  ---------------------
Balances at September 1, 1993                                            $2,601     $21,654   $ 60,823         $ 2,932
                 Net earnings for the year                                    -           -     16,548               -
                 Cash dividends declared - $0.12 per share                    -           -     (1,569)              -
                 Exercise of stock options                                   29       1,850          -               -
                 Other                                                        -         144          -               -
                 Currency translation adjustments                             -           -          -           2,299
                                                                         ------     -------   --------        --------
Balances at August 31, 1994                                               2,630      23,648     75,802           5,231
                 Net earnings for the year                                    -           -     20,085               -
                 Cash dividends declared - $0.12 per share                    -           -     (1,602)              -
                 Exercise of stock options                                   51       4,168          -               -
                 Other                                                        -         512          -               -
                 Currency translation adjustments                             -           -          -           1,161
                                                                         ------     -------   --------        --------
Balances at August 31, 1995                                               2,681      28,328     94,285           6,392
                 Net earnings for the year                                    -           -     33,729               -
                 Cash dividends declared - $0.12 per share                    -           -     (1,622)              -
                 Exercise of stock options                                   24       1,582          -               -
                 Issuance of stock in acquisition                            25       3,905          -               -
                 Other                                                        -         568          -               -
                 Currency translation adjustments                             -           -          -          (1,442)
                                                                         ------     -------   --------        --------
Balances at August 31, 1996                                              $2,730     $34,383   $126,392         $ 4,950
                                                                         ======     =======   ========        ========

   The accompanying notes are an integral part of these financial statements

                               APPLIED POWER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                 Years ended August 31,
                                                                         -----------------------------------
                                                                           1996          1995         1994
                                                                         --------      --------     --------
Net Earnings                                                             $ 33,729      $ 20,085     $ 16,548
Adjustments to reconcile earnings from continuing
operations to net cash provided by operating activities:
     Depreciation and amortization                                         21,078        18,456       19,406
     Other non-cash charge - extraordinary loss                                 -         4,920            -
     Other non-cash charge - discontinued operations                            -             -          348
     Provision for deferred taxes                                          (1,588)       (2,707)        (789)
     Changes in operating assets and liabilities, excluding
     the effects of business acquisitions and disposals:
          Accounts receivable                                              (5,703)      (15,413)     (12,855)
          Inventories                                                     (14,219)       (8,170)      (7,182)
          Prepaid expenses and other assets                                (2,505)       (2,077)       3,156
          Trade accounts payable                                            2,262         1,231        8,509
          Other liabilities                                                  (240)        7,499       (4,663)
                                                                         --------      --------     --------
Net Cash Provided by Operating Activities                                  32,814        23,824       22,478

Investing Activities
     Proceeds on the sale of property, plant and equipment                    821           614        1,342
     Additions to property, plant and equipment                           (22,734)      (15,986)     (12,707)
     Business acquisitions                                                (33,949)       (2,758)      (2,446)
     Product line dispositions                                              5,181             -            -
     Other                                                                     65           162          142
                                                                         --------      --------     --------
Net Cash Used in Investing Activities                                     (50,616)      (17,968)     (13,669)

Financing Activities
     Proceeds from issuance of long-term debt                              42,433       116,055       13,959
     Principal payments on long-term debt                                 (37,877)     (123,997)     (33,755)
     Refinancing expenditures                                                   -        (4,370)           -
     Net borrowings(repayments) on short-term credit facilities             3,484        (2,092)      (5,700)
     Net commercial paper (repayments)borrowings                           (3,276)       (6,671)       9,947
     Additional receivables financed                                       13,275        11,200            -
     Dividends paid on common stock                                        (1,622)       (1,602)      (1,569)
     Stock option exercises and other                                       1,551         4,219        1,879
                                                                         --------      --------     --------
Net Cash Provided by(Used in) Financing Activities                         17,968        (7,258)     (15,239)
Effect of Exchange Rate Changes on Cash                                       (76)          406          132
                                                                         --------      --------     --------
Net Cash Provided by(Used in) Continuing Operations                            90          (996)      (6,298)

Discontinued Operations Activities
     Proceeds from sale of Datafile                                             -             -        6,222
     Other                                                                      -             -          663
                                                                         --------      --------     --------
Net Cash Provided by Discontinued Operations                                    0             0        6,885
                                                                         --------      --------     --------
Net Increase(Decrease) in Cash and Cash Equivalents                            90          (996)         587

Cash and Cash Equivalents - Beginning of Year                                 911         1,907        1,320
                                                                         --------      --------     --------
Cash and Cash Equivalents - End of Year                                  $  1,001      $    911     $  1,907
                                                                         ========      ========     ========

   The accompanying notes are an integral part of these financial statements

                               APPLIED POWER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Intangible Assets: Goodwill is amortized on a straight-line basis over periods of fifteen to forty years. Other intangible assets, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from two to forty years. The Company periodically evaluates the carrying value of intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Revenue Recognition: Revenues and costs of products sold are recognized as the related products are shipped.

Research and Development Costs: Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $9,852, $8,725 and $7,446 in 1996, 1995 and 1994, respectively.

Financing Costs: Net financing costs represents interest expense on debt obligations, investment income, and accounts receivable financing costs.

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." For further information, see Note M - "Income Taxes."

Earnings Per Share: Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the year. The dilutive effect of stock options, which are considered common stock equivalents, is calculated using the treasury stock method.

Foreign Currency Translation: Foreign currency translation adjustments are generally excluded from the Consolidated Statement of Earnings and are included in Cumulative translation adjustments in the Consolidated Balance Sheet. Gains and losses resulting from foreign currency transactions are included in Other - net in the Consolidated Statement of Earnings.

Derivative Financial Instruments: Derivative financial instruments are utilized by the Company to manage risks generally associated with interest rate market volatility. The Company does not hold or issue derivative financial instruments for trading purposes. The Company currently holds both interest rate swap and cap agreements. The differential to be paid or received is accrued monthly as interest rates change and is recognized over the life of the agreement as an adjustment to interest expense. The Company also utilizes, in limited circumstances, foreign currency forward contracts. Gains and losses resulting from these instruments are recognized in the same period as the underlying transaction. For further information, see Note H - "Long-term Debt."

Use of Estimates: The financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts.

New Accounting Standards: In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company expects to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and include the necessary pro forma disclosures in its 1997 financial statements.

Reclassifications: Certain amounts shown for 1994 have been reclassified to conform to the current presentation.

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

The operating results from the retained Wright Line operations have been reclassified from discontinued operations to continuing operations for all periods presented. However, the results of the retained operations for the period June 1992 through November 1993 have remained offset against the reserve previously established for operating losses until disposition ($398 in fiscal
1994).

NOTE C - ACQUISITIONS

On May 15, 1996, CalTerm, Inc. ("CalTerm") was merged with a wholly-owned subsidiary of the Company. Consideration included 122,810 shares of Applied Power Inc. Class A common stock (valued at approximately $3,930) and approximately $1,038 in cash. In addition, the Company assumed approximately $6,000 of outstanding debt which was extinguished by the Company shortly after the merger. In conjunction with the acquisition, a warehouse operated by CalTerm in Reno, Nevada was purchased for approximately $2,300 and there were payments of $1,000 for non-compete agreements. Three individuals received employment agreements and related stock options. Cash payments required were funded through borrowings under existing credit facilities. Goodwill of approximately $2,000 was recorded as a result of this transaction. Headquartered in San Diego, California, CalTerm is a supplier of electrical consumables and tools primarily to the retail automotive aftermarket. The results of operations of CalTerm subsequent to the acquisition date are included in the Consolidated Statement of Earnings.

On February 23, 1996, the Company's Wright Line division acquired the European distribution rights for its products for cash of $1,250 plus forgiveness of accounts receivable outstanding of $723 from its European distributor. Goodwill of approximately $1,900 was generated in conjunction with the transaction.

On December 8, 1995, the Company acquired the remaining 10% minority interest in Applied Power Korea. Cash of $388 was used in the acquisition, which generated goodwill of approximately $340. On March 21, 1994, the Company had increased its ownership interest from approximately 50% to 90%. Cash of $912 was used in such acquisition which resulted in goodwill of $572. The results of operations of this subsidiary have historically been included in the Consolidated Statement of Earnings.

On October 26, 1995, the Company's Enerpac division acquired the assets of Designed Fluid-Air Systems, Inc. ("DFAS"). Consideration included $298 in cash plus future royalties over the next five years not to exceed $500 in the aggregate. Approximately $100 of the purchase price was assigned to goodwill. DFAS, located in Oswego, Illinois, designs, fabricates and assembles customized quick die change systems utilizing hydraulic, pneumatic and electrical components. The operating results of DFAS subsequent to the acquisition date are included in the Consolidated Statement of Earnings.

On September 29, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of Vision Plastics Manufacturing Company ("Vision") for $3,557 in cash. Included in the liabilities assumed was $1,357 of outstanding mortgage debt, which was subsequently extinguished by the Company during the first quarter. On January 10, 1996, in a separate transaction, the Company acquired certain proprietary technology rights and patents related to Vision. Total consideration for the two transactions of approximately $21,500 was funded by proceeds from borrowings under existing credit facilities. Intangible assets of $19,942 were recorded which included approximately $950 of goodwill. Vision, based in San Diego, California, manufactures plastic cable ties which are sold through electrical wholesale, retail and OEM channels. The operating results of Vision subsequent to September 29, 1995 are included in the Consolidated Statement of Earnings.

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

All acquisitions were accounted for using the purchase method. The transactions were not material to the results of operations or the financial position of the Company.

NOTE D - SALES OF PRODUCT LINES

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

NOTE E - ACCOUNTS RECEIVABLE FINANCING

As a part of its overall financing strategy, the Company sells to financial institutions undivided participation interests in designated pools of accounts receivable, with limited recourse. Participation interests in new receivables may be sold as collections reduce previously sold participation interests. The sold accounts receivable are reflected as a reduction of receivables in the Consolidated Balance Sheet. The Company retains collection and administrative responsibilities on the participation interests sold as agent for the purchaser. In August 1995, the Company entered into a new multi-currency accounts receivable financing agreement that allows up to the equivalent of $50,000 of sold receivables at any one time. Previously, the Company was a party to an agreement that provided up to $30,000 of accounts receivable financing for US Dollar denominated receivables. The new accounts receivable financing agreement, as amended August 30, 1996, expires in August 1999.

At August 31, 1996 and 1995, accounts receivable were reduced by $49,475 and $36,200, respectively, representing receivable interests sold under this program.

Accounts receivable financing costs totaling $2,324, $1,892 and $1,076 for the years ended August 31, 1996, 1995 and 1994, respectively, are included with financing costs in the accompanying Consolidated Statement of Earnings.

NOTE F - NET INVENTORIES

Inventory cost is determined using the last-in, first-out ("LIFO") method for substantially all US owned inventory (approximately 69% and 58% of total inventories in 1996 and 1995, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method was not used, inventory balances would be higher than the amounts in the Consolidated Balance Sheet by approximately $9,222 and $10,296 at August 31, 1996 and 1995, respectively.

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

NOTE G - SHORT-TERM BORROWINGS

The Company had borrowings under unsecured non-committed lines of credit with banks aggregating approximately $16,068 and $12,620 at August 31, 1996 and 1995, respectively. Interest rates vary depending on the currency being borrowed. The weighted average interest rate on the US and non-US short-term borrowings was 9.37% at August 31, 1996. The amount of unused available borrowings under such lines of credit was approximately $47,400 at August 31, 1996.

NOTE H - LONG-TERM DEBT

                                                     August 31,
                                                 -----------------
                                                   1996      1995
                                                 -------   -------
Borrowings under:
    Multi-currency revolving credit agreement    $76,298   $70,717
    Commercial paper                                   -     3,276
    Other notes                                      250       350
                                                 -------   -------
Total long-term debt                              76,548    74,343
    Less current maturities                            -      (187)
                                                 -------   -------
Long-term Debt, less current portion             $76,548   $74,156
                                                 =======   =======

During the second quarter of 1995, the Company recorded an extraordinary loss of $4,920 ($0.36 per share) in anticipation of the March 30, 1995 extinguishment of the outstanding $64,350, 9.92% Senior Unsecured Notes. The pre-tax extraordinary loss of $7,343 was comprised of an estimated make whole provision of $4,050, costs associated with the cancellation of underlying interest rate swap agreements of $3,047, and the write-off of deferred financing costs of $246.

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

The new agreement, as amended August 29, 1996, increases the credit line to $170,000, extends the term to August 2001, and continues to bear interest at a floating rate of IBOR plus .30 to .50 of 1% annually. Currently, the Company incurs interest at .375 of 1% above IBOR. A commitment fee, currently computed at a rate of .175 of 1% annually, is payable quarterly on the average unused credit line. The unused credit line at August 31, 1996 was $93,702.

The new Multi-currency Credit Agreement contains customary restrictions concerning investments, liens on assets, sales of assets, dividend payments, maximum levels of debt and minimum levels of shareholders' equity. In addition, the agreement requires the Company to maintain certain financial ratios. As of August 31, 1996, the Company was in compliance with all debt covenants. Under the most restrictive covenant, approximately $64,132 of retained earnings was available for the payment of future dividends on common stock as of August 31, 1996.

Commercial paper outstanding at August 31, 1996 and 1995 totaled $0 and $3,276, respectively, net of discount, and carried an average interest rate of 5.94% in fiscal 1995. The Company had the ability and intent to maintain the commercial paper obligations, classified as long-term, for more than one year. Amounts outstanding as commercial paper reduce the amount available for borrowing under the new Multi-currency Credit Agreement.

Interest Rate Financial Instruments: As part of its interest rate management program, the Company periodically enters into interest rate swap and cap agreements with respect to portions of its outstanding debt. The interest rate swap agreements in place at August 31, 1996 effectively convert $65,500 of the Company's variable rate debt to a weighted average fixed rate of 5.92%. The swap agreements expire on varying dates through 2003. The accompanying Consolidated Balance Sheet at August 31, 1996 does not reflect a value for these swap agreements.

Interest rate caps limit the maximum interest rate that is paid. As of August 31, 1996, the Company had interest rate caps in place on a notional $60,000 in borrowings that limit the maximum applicable base rate (three month LIBOR) to 8.0%. The interest rate caps expire in March 1997, and were recorded at a value of $75 at August 31, 1996.

The counterparties to these financial instruments consist of major financial institutions with investment grade or better credit ratings. The Company does not expect any losses from nonperformance by these counterparties.

Fair Values: The fair value of the Company's short-term borrowings and long-term debt approximated book value as of August 31, 1996. The fair value of debt instruments is calculated by discounting the cash flow of such obligations using the market interest rates for similar instruments at August 31, 1996. The swap agreements currently in place had a fair value as determined by the lenders of approximately $886 at August 31, 1996. Given the interest rate market at August 31, 1996, the Company's interest rate cap agreement had nominal value.

Aggregate Maturities: Aggregate maturities of long-term debt outstanding at August 31, 1996, were: $0 in 1997; $250 in 1998; $0 in 1999; $0 in 2000 and
$76,298 in 2001.

The Company paid $8,084, $10,363 and $10,695 for financing costs in 1996, 1995 and 1994, respectively, excluding the make whole payments associated with refinancing the 9.92% Senior Unsecured Debt.

NOTE I - LEASES

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

Future obligations on non-cancelable operating leases in effect at August 31, 1996 were: $9,839 in 1997; $6,667 in 1998; $4,415 in 1999; $4,077 in 2000;
$3,430 in 2001; and $20,127 thereafter.

Total rental expense under operating leases was $10,739, $11,076 and $11,379 in 1996, 1995 and 1994, respectively.

NOTE J - STOCK OPTION PLANS

At August 31, 1996, 2,004,886 shares of Class A common stock were reserved for issuance under the Company's stock option plans.

Employee Plans: The Company has three nonqualified stock option plans for employees - the 1985, 1987 and 1990 Plans. No further options may be granted under the 1985 or 1987 Plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. A total of 3,050,000 shares may be issued under all three stock option plans (equal to 950,000 shares authorized under the 1985 Plan, 1,200,000 shares under the 1987 Plan and 900,000 shares under the 1990 Plan). Any available unissued shares under the 1985 and 1987 Plans at the date of adoption of the 1990 Plan became available for issuance under the 1990 Plan.

Options may be granted to officers and key employees. Options generally have a maximum term of ten years and an exercise price equal to 100% of the fair market value of a share of the Company's common stock at the date of grant. Options generally vest 50% after 2 years and 100% after 5 years.

A summary of option activity under the three plans is as follows:


                                     Number of          Price
                                      Shares            Range
                                    ----------  --------------------
Outstanding at September 1, 1993    1,716,610    $ 2.21   -   $26.75
                  Granted             189,400     15.81   -    21.38
                  Exercised          (146,288)     2.21   -    20.56
                  Canceled           (174,187)    12.75   -    26.75
                                    ---------   --------------------
Outstanding at August 31, 1994      1,585,535    $ 2.21   -   $24.13
                  Granted             227,740     24.13   -    29.25
                  Exercised          (250,136)     2.21   -    24.13
                  Canceled           (119,450)    15.44   -    29.25
                                    ---------   --------------------
Outstanding at August 31, 1995      1,443,689    $ 2.21   -   $29.25
                  Granted              80,854     22.68   -    32.44
                  Exercised          (121,949)     2.21   -    22.25
                  Canceled           (154,699)    15.63   -    29.25
                                    ---------   --------------------
Outstanding at August 31, 1996      1,247,895    $ 3.50   -   $32.44
                                    ---------   --------------------
Exercisable at August 31, 1996        797,263    $ 3.50   -   $29.25
                                    ---------   --------------------

Outside Director Plan: Annually, each outside director is automatically granted stock options to purchase 1,000 shares of common stock at a price equal to the market price of the underlying stock on the date of grant. A maximum of 60,000 shares may be issued under this plan. Options vest 100% after 11 months.

A summary of option activity under this plan is as follows:


                                    Number of           Price
                                     Shares             Range
                                    ---------  -----------------------
Outstanding at September 1, 1993      14,000     $12.75   -   $  24.13
                  Granted              6,000      16.69
                  Canceled            (1,000)     16.69
                                    --------   -----------------------
Outstanding at August 31, 1994        19,000     $12.75   -   $  24.13
                  Granted              5,000      25.00
                  Exercised           (4,000)     12.75   -      24.13
                                    --------   -----------------------
Outstanding at August 31, 1995        20,000     $12.75   -   $  25.00
                  Granted              6,000      27.63
                  Exercised           (1,000)     17.00
                                    --------   -----------------------
Outstanding at August 31, 1996        25,000     $12.75   -   $  27.63
                                    --------   -----------------------
Exercisable at August 31, 1996        19,000     $12.75   -   $  25.00
                                    --------   -----------------------

NOTE K - EMPLOYEE STOCK OWNERSHIP AND RETIREMENT PLANS

US Employees: Primarily all of the Company's full-time US employees are participants in the Applied Power Inc. Employee Stock Ownership Plan (the "ESOP Plan"). Under the provisions of the ESOP Plan, the plan administrator acquires shares of Class A common stock on the open market and allocates such shares to accounts set aside for Company employees' retirements. Contributions equal 3% of each employee's annual cash compensation except "initial participants," who received no allocation of shares until 1995. During the years ended August 31, 1996, 1995 and 1994, pre-tax expense related to the ESOP Plan was $1,735, $1,720 and $534, respectively.

The Company also offers an employee 401(k) Savings Plan (the "Savings Plan") to encourage eligible employees to save on a regular basis for their retirements. Primarily all full-time US employees are eligible to participate in the Savings Plan, and generally may contribute up to 15% of their base compensation. Effective January 1, 1996, the Company's annual match equals approximately 25% of each participant's first 6% of earnings. Expense attributable to the Savings Plan was $672, $643 and $293 for 1996, 1995 and 1994, respectively.

Non-US Employees: The Company contributes to a number of retirement programs for employees outside the US. Pension expense amounted to $948, $821 and $631 in 1996, 1995 and 1994, respectively. These plans are not required to report to US governmental agencies under ERISA and do not otherwise determine the actuarial value of accumulated plan benefits or net assets available for benefits.

NOTE L - POSTRETIREMENT BENEFITS

The Company does not offer postretirement health care and life insurance benefits to employees. However, certain employees of businesses previously acquired by the Company were entitled to such benefits upon retirement. The individuals receiving health care benefits under these programs are required to make monthly contributions to defray a portion of the cost. Retiree contributions are adjusted annually. Retirees currently do not contribute toward the cost of life insurance. The accounting for retiree health care benefits assumes retirees will continue to contribute toward the cost of such benefits.

Net periodic postretirement benefit expense for 1996, 1995 and 1994 included the following components:


                                                                  1996       1995       1994
                                                                ---------  ---------  ---------
Service cost of benefits earned                                    $   8      $   9       $  9
Interest cost on accumulated postretirement benefit obligation       400        482        553
Amortization of unrecognized gain                                   (251)      (180)       (91)
                                                                   -----      -----       ----
Total Postretirement Benefit Expense                               $ 157      $ 311       $471
                                                                   =====      =====       ====

The Company's accumulated postretirement benefit obligation for such benefits is as follows:


                                                  August 31,
                                               ----------------
                                                1996     1995
                                               -------  -------
Retirees                                        $4,174   $4,887
Vested former employees                          1,029    1,419
Active employees                                   225      238
                                               -------  -------
Subtotal                                         5,428    6,544
Unrecognized gain                                4,131    3,037
                                               -------  -------
Accumulated Postretirement Benefit Obligation   $9,559   $9,581
                                               =======  =======

The Company's postretirement benefit obligation is not funded. Benefits paid in 1996 were $22 higher than that expensed during the year. Payments in 1995 and 1994 were $24 and $202 lower than that expensed during those years, respectively.

The health care cost trend rate used in the actuarial calculations was 10.6%, trending downward to 6.5% by the year 2010, and remaining level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% in each of the years 1996, 1995 and 1994. The effect of a one percentage-point change in health care cost trend rates would change the accumulated postretirement benefit obligation by approximately 9%.

NOTE M - INCOME TAXES

Income tax expense for continuing operations consists of the following:


                        1996       1995       1994
                      ---------  ---------  ---------
Currently Payable:
           Federal     $ 9,361    $ 7,007    $ 4,475
           Foreign       6,059      6,313      3,621
           State         1,606      1,255      1,095
                       -------    -------    -------
Subtotals               17,026     14,575      9,191
                       -------    -------    -------
Deferred:
           Federal        (711)    (2,582)    (2,166)
           Foreign        (780)       230      1,672
           State           (97)      (355)      (295)
                       -------    -------    -------
Subtotals               (1,588)    (2,707)      (789)
                       -------    -------    -------
Totals                 $15,438    $11,868    $ 8,402
                       =======    =======    =======

Components of deferred income tax benefits include the following:


                                             1996        1995        1994
                                          ----------  ----------  ----------
Compensation and other employee benefits    $   371     $  (443)     $ (962)
Inventory items                                (694)         26        (519)
Depreciation and amortization                (1,917)       (956)     (1,798)
Restructuring expenses                          373         574       2,504
Deferred income                                 574      (1,225)       (119)
Book reserves and other items                  (295)       (683)        105
                                            -------     -------      ------
Totals                                      $(1,588)    $(2,707)     $ (789)
                                            =======     =======      ======

Income tax expense differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the US statutory rate to the effective tax rate follows:


                                                Percent of Pre-tax Earnings
                                              -------------------------------
                                                1996       1995       1994
                                              ---------  ---------  ---------
Federal statutory rate                            35.0%      35.0%      35.0%
State income taxes, net of Federal effect          2.0        1.6        2.1
Non-deductible amortization                        0.9        1.2        1.8
Net effects of foreign tax rates and credits      (5.0)      (5.6)      (4.2)
Other items                                       (1.5)         -       (1.5)
                                                  ----       ----       ----
Effective Tax Rate                                31.4%      32.2%      33.2%
                                                  ====       ====       ====

Temporary differences and carryforwards which gave rise to the deferred tax assets and liabilities included the following items:


                                                                        1996          1995
                                                                    ------------  ------------
Deferred tax assets:
               Operating loss and foreign tax credit carryforwards      $ 2,064       $ 4,167
               Compensation and other employee benefits                   5,327         5,698
               Inventory items                                            5,821         4,446
               Restructuring expenses                                       177           550
               Deferred income                                            1,137         1,711
               Book reserves and other items                              3,092         2,501
                                                                        -------       -------
                                                                         17,618        19,073
               Valuation allowance                                       (2,441)       (4,700)
                                                                        -------       -------
                                                                         15,177        14,373
                                                                        -------       -------
Deferred tax liabilities:
               Depreciation and amortization                             10,313        11,485
               Inventory items                                            4,045         3,364
               Other items                                                5,480         5,613
                                                                        -------       -------
                                                                         19,838        20,462
                                                                        -------       -------
Net Deferred Tax Liability                                              $(4,661)      $(6,089)
                                                                        =======       =======

The valuation allowance primarily represents foreign loss and foreign tax credit carryforwards for which utilization is uncertain. The majority of the foreign losses may be carried forward indefinitely; however, the foreign tax credit carryforwards expire in 1997.

Income taxes paid during 1996, 1995 and 1994 were $17,039, $12,280 and $9,191, respectively.

The Company's policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the US. Accordingly, the Company does not currently provide for the additional US and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to approximately $40,000 at August 31, 1996. If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $2,700 would have been necessary as of August 31, 1996.

Earnings from continuing operations before income taxes from non-US operations were $10,639, $16,156 and $12,041 for 1996, 1995 and 1994, respectively.

NOTE N - SEGMENT INFORMATION

The Company's operations are classified into three business segments:
Distributed Products, Engineered Solutions and Wright Line. Distributed Products is involved in the design, manufacture and distribution of tools and consumables to the construction, electrical wholesale, retail DIY, datacom, retail automotive, industrial and production automation markets. Engineered Solutions focuses on developing and marketing value-added, customized solutions for OEMs in the automotive, truck, off-highway equipment, medical, aerospace, semiconductor, defense and industrial markets. Wright Line designs, manufactures and sells furnishings and enclosures utilized in technology intensive business environments.

Summarized financial information by business segment is as follows:


                                    1996          1995         1994
                                 -----------  ------------  -----------
NET SALES:
Distributed Products               $284,490       $264,823    $222,076
Engineered Solutions                190,940        192,219     162,296
Wright Line                          95,785         70,016      49,272
                                   --------       --------    --------
Totals                             $571,215       $527,058    $433,644
                                   ========       ========    ========

OPERATIONS BEFORE INCOME TAXES:
Distributed Products               $ 36,590       $ 37,379    $ 32,023
Engineered Solutions                 16,801         15,200      12,314
Wright Line                          14,362          8,587       4,242
General corporate and other         (18,586)       (24,293)    (23,281)
                                   --------       --------    --------
Totals                             $ 49,167       $ 36,873    $ 25,298
                                   ========       ========    ========

DEPRECIATION:
Distributed Products               $  6,242       $  4,826    $  4,165
Engineered Solutions                  8,165          7,800       7,346
Wright Line                           2,551          2,406       2,761
General corporate and other              66             55          42
                                   --------       --------    --------
Totals                             $ 17,024       $ 15,087    $ 14,314
                                   ========       ========    ========

CAPITAL EXPENDITURES:
Distributed Products               $  9,515       $  6,440    $  5,917
Engineered Solutions                  6,497          6,321       5,957
Wright Line                           6,715          2,955         769
General corporate and other               7            270          64
                                   --------       --------    --------
Totals                             $ 22,734       $ 15,986    $ 12,707
                                   ========       ========    ========


                                                August 31,
                                   -----------------------------------
                                     1996           1995        1994
                                   --------       --------    --------
ASSETS:
Distributed Products               $210,939       $163,053    $148,737
Engineered Solutions                121,000        129,682     128,190
Wright Line                          37,077         25,969      23,838
General corporate                    12,225         14,242      16,637
                                   --------       --------    --------
Totals                             $381,241       $332,946    $317,402
                                   ========       ========    ========

Summarized financial information by geographic region is as follows:


                                    1996         1995         1994
                                 -----------  -----------  -----------
NET SALES:
North America                      $360,844     $323,015     $279,613
Europe                              143,683      136,813       99,215
Japan and Asia Pacific               56,750       55,208       43,516
Latin America                         9,938       12,022       11,300
                                   --------     --------     --------
Totals                             $571,215     $527,058     $433,644
                                   ========     ========     ========

OPERATIONS BEFORE INCOME TAXES:
North America                      $ 48,538     $ 37,777     $ 32,672
Europe                               16,483       15,208        8,352
Japan and Asia Pacific                3,796        7,227        7,043
Latin America                        (1,064)         954          512
General corporate and other         (18,586)     (24,293)     (23,281)
                                   --------     --------     --------
Totals                             $ 49,167     $ 36,873     $ 25,298
                                   ========     ========     ========


                                               August 31,
                                   ----------------------------------
                                     1996         1995         1994
                                   --------     --------     --------
ASSETS:
North America                      $240,420     $192,032     $192,103
Europe                               78,445       77,505       64,919
Japan and Asia Pacific               38,834       37,200       32,690
Latin America                        11,317       11,967       11,053
General corporate                    12,225       14,242       16,637
                                   --------     --------     --------
Totals                             $381,241     $332,946     $317,402
                                   ========     ========     ========

Operations before income taxes for each business and geographic segment do not include general corporate expenses, amortization expense, interest expense or currency exchange adjustments. Sales between business segments and geographic areas are insignificant and are accounted for at prices intended to yield a reasonable return to the selling affiliate. No single customer accounted for more than 10% of total sales in 1996, 1995 or 1994. Export sales from domestic operations were less than 10% in each of the periods presented.

Corporate assets, which are not allocated, represent principally cash and prepaid taxes.

NOTE O - CONTINGENCIES AND LITIGATION

The Company had outstanding letters of credit totaling $830 and $1,300 at August 31, 1996 and 1995, respectively. The letters of credit generally serve as collateral for liabilities included in the Consolidated Balance Sheet.

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

The Company has facilities at numerous geographic locations, which are subject to a range of environmental laws and regulations. Environmental costs are expensed or capitalized depending on their future economic benefit. Expenditures that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable, and the costs can be reasonably estimated. Although the level of future expenditures for environmental remediation is impossible to determine with any degree of certainty, it is management's opinion that such costs will not have a material effect on the Company's financial position. Environmental remediation accruals of $611 and $573 were included in the Consolidated Balance Sheet at August 31, 1996 and 1995, respectively.

NOTE P - SUBSEQUENT EVENT

On September 26, 1996, the Company, through its Wright Line subsidiary, completed the acquisition of the net assets of Everest Electronic Equipment, Inc. ("Everest"). Consideration for the transaction was approximately $52,000, and was funded by proceeds from borrowings under existing credit facilities. Everest, based in Anaheim, California, manufactures custom and standard electronic enclosures used primarily by the computer, telecom, and datacom industries.

                      APPLIED POWER INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------
                             (Dollars in Thousands)


                                                   Additions                Deductions
                                           --------------------------  ---------------------
                                                                         Accounts
                              Balance at    Charged to                 Written Off              Balance
                              Beginning     Costs and        Net           Less                 at End
        Description           of Period      Expenses      Acquired     Recoveries    Other    of Period
---------------------------  ------------  ------------  ------------  ------------  -------  -----------
Deducted from assets to
which they apply:
-----------------
Allowance for losses -
  trade accounts receivable

August 31, 1996                    $3,593        $1,203          $100        $  717        -       $4,179
                                   ======        ======          ====        ======  =======       ======
August 31, 1995                    $3,131        $1,255             -        $  793        -       $3,593
                                   ======        ======          ====        ======  =======       ======
August 31, 1994                    $3,053        $1,379             -        $1,301        -       $3,131
                                   ======        ======          ====        ======  =======       ======


Allowance for losses -
  inventory

August 31, 1996                    $8,371        $7,529          $ 30        $3,885        -       12,045
                                   ======        ======          ====        ======  =======       ======
August 31, 1995                    $6,268        $5,413             -        $3,310        -       $8,371
                                   ======        ======          ====        ======  =======       ======
August 31, 1994                    $4,854        $3,998             -        $2,584        -       $6,268
                                   ======        ======          ====        ======  =======       ======

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPLIED POWER INC.
                                          (Registrant)

Dated: November 15, 1996                  By:/s/ Robert C. Arzbaecher
                                             ---------------------------
                                             Robert C. Arzbaecher
                                             Vice President and
                                             Chief Financial Officer

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

     SIGNATURE                                     TITLE
     ---------                                     -----

/s/ Richard G. Sim          Chairman of the Board, President and Chief Executive
------------------          Officer; Director
Richard G. Sim


/s/ Robert C. Arzbaecher    Vice President and Chief Financial Officer
------------------------    (Principal Financial Officer)
Robert C. Arzbaecher


/s/ Richard D. Carroll      Controller
----------------------      (Principal Accounting Officer)
Richard D. Carroll


/s/ H. Richard Crowther     Director
-----------------------
H. Richard Crowther

/s/ Jack L. Heckel          Director
-----------------------
Jack L. Heckel

/s/ Richard M. Jones        Director
-----------------------
Richard M. Jones

/s/ Richard A. Kashnow      Director
-----------------------
Richard A. Kashnow

/s/ L. Dennis Kozlowski     Director
-----------------------
L. Dennis Kozlowski

/s/ Raymond S. Troubh       Director
-----------------------
Raymond S. Troubh

/s/ John J. McDonough       Director
-----------------------
John J. McDonough

-------------

* Each of the above signatures is affixed as of November 15, 1996.

                               APPLIED POWER INC.
                         (COMMISSION FILE NO. 1-11288)
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1996
                               INDEX TO EXHIBITS

                                                            INCORPORATED HEREIN             FILED
  EXHIBIT                 DESCRIPTION                         BY REFERENCE TO             HEREWITH
-----------  -------------------------------------  -----------------------------------  -----------
    3.1      (a)  Amended and Restated              Exhibit 19.1(a) to the Registrant's
             Articles of Incorporation (as          Form 10-Q for quarter ended
             adopted January 8, 1987)               February 28, 1990
                                                    ("2/28/90 10-Q")

             (b)  Articles of Amendment to          Exhibit 19.1(b) to 2/28/90 10-Q
             Amended and Restated Articles
             of Incorporation, amending
             Sections 3.1 and 3.2 of Article
             III and Article IV (as adopted
             January 13, 1990)

    3.2      Amended and Restated By-Laws                                                     X
             (as last amended by amendment to
             Section 3.01 increasing the
             number of directors to eight, adopted
             August 8, 1996)

    4+

    4.1      Articles III, IV and V of Amended      See Exhibit 3.1 above
             and Restated Articles of
             Incorporation, as amended

    4.2      Agreement for Purchase and Sale,       Exhibit 19.2(a)-(g) to the
             dated August 29, 1990, between         Registrant's Form 10-Q for
             Minnesota Mining and                   quarter ended May 31, 1991
             Manufacturing Company and
             Applied Power Inc., and seven related
             Leases, each dated April 29, 1991,
             between Bernard Garland and
             Sheldon Garland, d/b/a Garland
             Enterprises, as Landlord, and
             Applied Power Inc., as Tenant

+ Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled instruments, or any unfiled exhibits or schedules to filed instruments, defining the rights of security holders.


                                                       INCORPORATED HEREIN          FILED
EXHIBIT               DESCRIPTION                        BY REFERENCE TO           HEREWITH
-------  --------------------------------------  --------------------------------  --------
  4.3    (a) Multi-currency Credit Agreement,    Exhibit 4.3 to the Registrant's
         dated as of August 22, 1995             Form 10-K for fiscal year ended
         between Applied Power Inc. and          August 31, 1995
         Applied Power Finance S.A., as          ("1995 10-K")
         borrowers, various financial
         institutions, as lenders, Bank of
         America National Trust and Savings
         Association, as agent, and BA
         Securities, Inc., as arranger

         (b) First Amendment Agreement                                                X
         dated as of August 29, 1996

  4.4    (a) Amended and Restated Receivables    Exhibit 4.4 to 1995 10-K
         Purchase Agreement, dated as of
         August 30, 1995, between Applied
         Power Inc., Barry Wright
         Corporation, Wright Line Inc., GB
         Electrical, Inc., and certain other
         subsidiaries from time to time
         parties thereto, as sellers, and PNC
         Bank, National Association, and
         other financial institutions from time
         to time parties thereto, as
         purchasers

         (b) First Amendment to Amended                                               X
         and Restated Receivables Purchase
         Agreement dated as of August 30,
         1996

 10.1*   Employment Agreement dated              Exhibit 10.1 to the Registrant's
         May 9, 1994 between Applied             form 10-K for fiscal year ended
         Power Inc. and Richard G. Sim           August 31, 1994
         (superseding Employment Agreement
         dated July 5, 1985, as amended)

*Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                       INCORPORATED HEREIN           FILED
EXHIBIT              DESCRIPTION                         BY REFERENCE TO            HEREWITH
-------  ------------------------------------  -----------------------------------  --------
 10.2*   (a) Applied Power Inc. 1985 Stock     Exhibit 10.2(a) to the Registrant's
         Option Plan adopted by Board of       Form 10-K for fiscal year ended
         Directors on August 1, 1985 and       August 31, 1989
         approved by shareholders on           ("1989 10-K")
         January 6, 1986, as amended
         ("1985 Plan")

         (b) Amendment to 1985 Plan adopted    Exhibit 10.2(b) to 1989 10-K
         by Board of Directors on November
         8, 1989 and approved by shareholders
         on January 13, 1990

         (c) Amendment to 1985 Plan adopted    Exhibit 10.2(c) to the Registrant's
         by Board of Directors on August 9,    Form 10-K for fiscal year ended
         1990                                  August 31, 1990
                                               ("1990 10-K")

 10.3*   (a) Applied Power Inc. 1987           Exhibit 10.8 to the Registrant's
         Nonqualified Stock Option Plan        Form 10-K for fiscal year ended
         adopted by Board of Directors on      August 31,1987
         November 3, 1987 and approved by
         shareholders on January 7, 1988
         ("1987 Plan")

         (b) Amendment to 1987 Plan adopted    See Exhibit 10.2(b)
         by Board of Directors on November
         8, 1989 and approved by shareholders
         on January 13, 1990

 10.4*   (a) Applied Power Inc. 1990 Stock     Exhibit A to the Registrant's Proxy
         Option Plan adopted by Board of       Statement dated December 5, 1990
         Directors on August 9, 1990 and       for 1991 Annual Meeting of
         approved by shareholders on           Shareholders
         January 7, 1991 ("1990 Plan")

         (b) Amendment to 1990 Plan adopted    Exhibit 10.5(b) to the Registrant's
         by Board of Directors on August 10,   Form 10-K for fiscal year ended
         1992 and approved by shareholders     August 31, 1992
         on January 7, 1993

* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                        INCORPORATED HEREIN          FILED
EXHIBIT                 DESCRIPTION                       BY REFERENCE TO           HEREWITH
-------      ----------------------------------  ---------------------------------  --------
 10.5*       Description of Fiscal 1996          Exhibit 10.6 to 1995 10-K
             Management Bonus Arrangements

 10.6*       Description of Fiscal 1997                                                X
             Management Bonus Arrangements

 10.7*       (a) Applied Power Inc. 1989         Exhibit 10.7 to 1989 10-K
             Outside Directors' Stock Option
             Plan adopted by Board of Directors
             on November 8, 1989 and
             approved by shareholders on
             January 13, 1990 ("1989 Plan")

             (b) Amendment to 1989 Plan          Exhibit 10.7(b) to 1990 10-K
             adopted by Board of Directors on
             November 9, 1990 and approved
             by shareholders on January 7, 1991

             (c) Amendment to 1989 Plan                                                X
             adopted by Board of Directors on
             October 31, 1996

 10.8*       Outside Directors' Deferred         Exhibit 10.8 to 1995 10-K
             Compensation Plan adopted by Board
             of Directors on May 4, 1995

 10.9        Asset Purchase Agreement            Exhibit 2.1 to the Registrant's
             between Applied Power Inc. and      Form 8-K dated October 11, 1996
             Wright Line Inc., on the one hand
             and Everest Electronic Equipment,
             Inc., Wallace H. Twedt, Terry D.
             Wells and Robert L. Wells, on the
             other hand dated August 27, 1996

10.10*       1996 Stock Plan adopted by Board    Annex A to the Registrant's Proxy
             of Directors on August 8, 1996 and  Statement dated November 19, 1996
             proposed for shareholder approval   for 1997 Annual Meeting of
             on January 8, 1997                  Shareholders

* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                  INCORPORATED HEREIN          FILED
EXHIBIT            DESCRIPTION                      BY REFERENCE TO           HEREWITH
-------  --------------------------------  ---------------------------------  --------
10.11*   Deferred Compensation Plan                                              X
         adopted by Board of Directors on
         October 31, 1996 and proposed
         for shareholder approval on
         January 8, 1997

  11     Statement regarding Computation                                         X
         of Earnings Per Share

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