Form 10-Q
period 1996-11-30
APPLIED POWER INC
filed 1997-01-13
CIK 6955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


Mark One
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED NOVEMBER 30, 1996

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

                              YES    X          NO
                                    ---            ---

Number of outstanding shares of Class A Common Stock: 13,749,676 as of December 31, 1996.

The Index to Exhibits appears on Page 11.

                               APPLIED POWER INC.

                                     INDEX

                                                                     Page  No.

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Condensed Consolidated Financial Statements

             Condensed Consolidated Statement of Earnings -
              Three Months Ended November 30, 1996 and 1995 ...........  3

             Condensed Consolidated Balance Sheets -
              November 30, 1996 and August 31, 1996 ...................  4

             Condensed Consolidated Statement of Cash Flows -
              Three Months Ended November 30, 1996 and 1995 ...........  5

             Notes to Condensed Consolidated Financial Statements .....  6

Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................  7


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K .............................  9

SIGNATURE .............................................................  10

PART I  - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                               APPLIED POWER INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       Three Months Ended November 30,
                                                                      ---------------------------------
                                                                          1996                 1995
                                                                      -------------        ------------
Net Sales                                                             $  153,096           $  139,270

Cost of Products Sold                                                     92,458               85,189
                                                                      -------------        ------------

    Gross Profit                                                          60,638               54,081

Engineering, Selling and Administrative Expenses                          42,235               39,856
                                                                      -------------        ------------
    Operating Earnings                                                    18,403               14,225

Other Expense(Income):
    Net financing costs                                                    2,625                2,067
    Amortization of intangible assets                                      1,498                  720
    Other - net                                                              (66)                 100
                                                                      -------------        ------------
Earnings Before Income Tax Expense                                        14,346               11,338
Income Tax Expense                                                         4,806                3,628
                                                                      -------------        ------------
Net Earnings                                                          $    9,540           $    7,710
                                                                      =============        ============
Primary Earnings Per Share:
  Earnings Per Share                                                  $     0.67           $     0.55
                                                                      =============        ============
  Weighted Average Common and Equivalent Shares Outstanding (000's)       14,186               13,993
                                                                      =============        ============
Fully Diluted Earnings Per Share:
  Earnings Per Share                                                  $     0.67           $     0.55
                                                                      =============        ============
  Weighted Average Common and Equivalent Shares Outstanding (000's)       14,237               14,008
                                                                      =============        ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            November 30,     August 31,
                                                                                1996            1996
                                                                            ------------    ------------
                                                                            (Unaudited)
                                 ASSETS
Current Assets
     Cash and cash equivalents                                               $  1,894        $  1,001
     Net accounts receivable                                                   69,893          68,747
     Net inventories                                                          123,538         120,648
     Prepaid income tax                                                        10,734          10,734
     Prepaid expenses                                                           5,656           5,775
                                                                            ------------    ------------
             Total Current Assets                                             211,715         206,905
                                                                            ------------    ------------

Other Assets                                                                    6,735           6,370
Goodwill                                                                      100,966          58,266
Other Intangibles                                                              32,920          33,464
Net Property, Plant and Equipment                                              78,866          76,236
                                                                            ------------    ------------
Total Assets                                                                 $431,202        $381,241
                                                                            ============    ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Short-term borrowings                                                   $ 20,885        $ 16,068
     Trade accounts payable                                                    38,910          41,397
     Accrued compensation and benefits                                         17,525          20,805
     Income taxes payable                                                       7,431           7,081
     Other current liabilities                                                 23,850          22,378
                                                                            ------------    ------------
             Total Current Liabilities                                        108,601         107,729

Long-Term Debt, less current maturities                                       115,847          76,548
Deferred Income Taxes                                                          13,930          15,395
Other Deferred Liabilities                                                     14,682          13,114

Shareholders' Equity
     Common stock, $0.20 par value, authorized 40,000,000 shares, issued
       and outstanding 13,744,276 and 13,652,349 shares, respectively           2,749           2,730
     Additional paid-in capital                                                35,912          34,383
     Retained earnings                                                        135,520         126,392
     Cumulative translation adjustments                                         3,961           4,950
                                                                            ------------    ------------
Total Shareholders' Equity                                                    178,142         168,455
                                                                            ------------    ------------
Total Liabilities and Shareholders' Equity                                   $431,202        $381,241
                                                                            ============    ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)




                                                                  Three Months Ended November 30,
                                                                  ------------------------------
                                                                       1996              1995
                                                                  ------------      ------------

OPERATING ACTIVITIES
Net Earnings                                                      $   9,540         $   7,710
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                                     5,735             5,067
    Changes in operating assets and liabilities, excluding
      the effects of business acquisitions and disposals:
          Accounts receivable                                         2,297               627
          Inventories                                                (1,687)           (2,641)
          Prepaid expenses and other assets                          (1,766)             (754)
          Trade accounts payable                                     (3,850)              251
          Other liabilities                                            (211)           (5,602)
          Income taxes payable                                         (992)            2,396
                                                                  ------------      ------------
  Net Cash Provided By Operating Activities                           9,066             7,054

INVESTING ACTIVITIES
Proceeds on the sale of property, plant and equipment                 2,695                98
Additions to property, plant and equipment                           (4,927)           (6,387)
Cash used for business acquisitions                                 (52,000)           (3,855)
                                                                  ------------      ------------
  Net Cash Used In Investing Activities                             (54,232)          (10,144)

FINANCING ACTIVITIES
Net borrowings under credit agreements                               40,000             5,831
Net borrowings(repayments) on short-term credit facilities            4,932            (7,003)
Net commercial paper repayments                                           -              (308)
Additional receivables financed                                         525             5,791
Dividends paid on common stock                                         (412)             (403)
Stock options exercised                                               1,548               170
Other                                                                     -               (42)
                                                                  ------------      ------------
  Net Cash Provided By Financing Activities                          46,593             4,036
Effect of Exchange Rate Changes on Cash                                (534)               96
                                                                  ------------      ------------
Net Increase in Cash and Cash Equivalents                               893             1,042
Cash and Cash Equivalents - Beginning of Period                       1,001               911
                                                                  ------------      ------------
Cash and Cash Equivalents - End of Period                         $   1,894         $   1,953
                                                                  ============      ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Applied Power Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes thereto in the Company's 1996 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist of only those of a recurring nature. Operating results for the three months ended November 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1997.

NOTE B - ACQUISITIONS
The Company, through its Wright Line subsidiary, purchased the net assets of Everest Electronic Equipment, Inc. ("Everest") on September 26, 1996 for cash consideration of $52,000, which was funded through borrowings under existing credit facilities. Approximately $42,000 of the purchase price was assigned to goodwill. Everest is a manufacturer of custom and standard electronic enclosures used by the computer, telecom, datacom and other industries and is headquartered in Anaheim, California. The results of Everest subsequent to September 26, 1996 are included in the Condensed Consolidated Statement of Earnings.

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

On February 23, 1996, the Company's Wright Line subsidiary acquired the European distribution rights for its products for cash of $1,250 plus forgiveness of accounts receivable outstanding of $723 from its European distributor. Goodwill of approximately $1,900 was generated in conjunction with the transaction.

On December 8, 1995, the Company acquired the remaining 10% minority interest in Applied Power Korea. Cash of $388 was used in the acquisition, which generated goodwill of approximately $340. The results of operations of this subsidiary have historically been included in the Condensed Consolidated Statement of Earnings.

The Company's Enerpac division acquired the assets of Designed Fluid-Air Systems, Inc. ("DFAS") on October 26, 1995 for $298 in cash plus future royalties. The royalties are to be paid over the next five years and are not to exceed $500 in the aggregate. Approximately $100 of the purchase price was assigned to goodwill. DFAS, located in Oswego, Illinois, designs, fabricates and assembles customized quick die change systems utilizing hydraulic, pneumatic and electrical components. The results of operations of DFAS after October 26, 1995 are included in the Condensed Consolidated Statement of Earnings.

On September 29, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of Vision Plastics Manufacturing Company ("Vision") for $3,557 in cash. Included in the liabilities assumed was $1,357 of outstanding mortgage debt which was subsequently extinguished by the Company during the first quarter of fiscal 1996.

Certain proprietary technology rights and patents related to the business were acquired in a separate transaction in January, 1996. Total consideration for the two transactions was approximately $21,500, and was funded by proceeds from borrowings under existing credit facilities. Vision, based in San Diego, California, manufactures plastic cable ties which are sold through electrical wholesale, retail and OEM channels. The results of operations for Vision subsequent to the acquisition date are included in the Condensed Consolidated Statement of Earnings.

All acquisitions were accounted for using the purchase method.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS
The Company reported record sales and earnings for the quarter ended November 30, 1996. Net earnings for the most recent quarter were $9,540, or $0.67 per share, compared to $7,710, or $0.55 per share, recorded in the comparable prior year period. Increased sales, due in part to acquisitions, and greater leverage on manufacturing and operating costs contributed to the improved results. Operating margins improved to 12.0 percent, the highest operating margin since August 1990. Foreign currency translation had the effect of reducing reported sales by approximately 2%.

The Company renamed its Wright Line segment to Technical Environments and Enclosures ("TEE"). This segment combines Wright Line with the recently acquired Everest Electronic Enclosures business. Both businesses share some common products and manufacturing. The Wright Line business is focused on selling technical environments and standard electronic enclosures directly to end users, while the Everest business sells custom enclosures primarily to electronic equipment OEMs.


---------------------------------------------------------------------------------
                                                  Three Months Ended November 30,
---------------------------------------------------------------------------------
SALES BY SEGMENT                                    1996         1995     Change
---------------------------------------------------------------------------------
Distributed Products                              $ 72,857     $ 67,026     9 %
Engineered Solutions                                44,628       47,924    (7)%
Technical Environments and Enclosures               35,611       24,320    46 %
---------------------------------------------------------------------------------
Total                                             $153,096     $139,270    10 %
=================================================================================

Revenues from Distributed Products increased 9% from the first quarter of fiscal 1996 despite the effect of the strengthening US Dollar, which negatively impacted current period sales by approximately 2%. The segment benefited from approximately $5,200 in sales of businesses acquired net of the HIT product line disposition. The majority of the remaining increase is attributable to growth in the retail electrical DIY market.

Engineered Solutions reported a first quarter sales decrease of 7% over the comparable prior year period. The sale of its mobile equipment valve line in January 1996 and the completion of a valve contract with Cadillac were the primary reasons for the decline.

Technical Environments and Enclosures revenues grew by 46%, bolstered by the strategic acquisition of the Everest Electronic Equipment business which added approximately $6,300 in sales for the three months ended November 30, 1996. The sustained success of the LAN Management System product line and the continued expansion in both the size and geographic placement of its direct sales force also contributed to the increased sales.


---------------------------------------------------------------------------------
                                                  Three Months Ended November 30,
---------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT                            1996         1995      Change
---------------------------------------------------------------------------------
Distributed Products                              $29,582      $28,563      4 %
Engineered Solutions                               14,391       13,826      4 %
Technical Environments and Enclosures              16,665       11,692     43 %
---------------------------------------------------------------------------------
Total                                             $60,638      $54,081     12 %
=================================================================================

Total gross profit increased 12% from the first quarter of fiscal 1996, primarily due to increased sales volume and the resulting fixed manufacturing cost leverage. Overall, the Company's gross profit percentage increased to 39.6% from 38.8% for the three months ended November 30, 1996 and 1995, respectively. The improvement is primarily due to favorable product mix, specifically the increase of Technical Environments and Enclosures as a larger portion of the total Company.


--------------------------------------------------------------------------------
                                                  Three Months Ended November 30,
---------------------------------------------------------------------------------
OPERATING EXPENSES                                  1996          1995     Change
---------------------------------------------------------------------------------
Distributed Products                               $19,898       $19,426     2 %
Engineered Solutions                                10,316        10,491    (2)%
Technical Environments and Enclosures               10,802         8,387    29 %
General Corporate                                    1,219         1,552   (21)%
---------------------------------------------------------------------------------
Total                                              $42,235       $39,856     6 %
=================================================================================

First quarter operating expenses were 6% higher than reported in the first quarter of 1996, reflecting the impact of acquisitions, which added approximately $1,400 in operating expenses for the quarter, and the higher sales levels. In total, operating expenses were reduced to 27.6% of net sales compared to 28.6% for the first quarter ended November 30, 1995. This was the result of continued efforts to aggressively manage spending levels throughout the Company, which generated an improved operating profit margin of 12.0%, up from 10.2% for the comparable prior year period.

Net financing costs for the three months ended November 30, 1996 increased as a result of the additional $52,000 borrowed for the acquisition of the Everest Electronics Equipment business early in the first quarter. While the debt outstanding decreased steadily subsequent to the transaction, the average outstanding for the quarter was higher than that for the comparable prior year period.

Amortization expense for the quarter ended November 30, 1996 was higher than that reported for the three months ended November 30, 1995 due to the significant acquisitions made subsequent to the first quarter of fiscal 1996, including the Vision Plastics technology rights and patents, the European distribution rights for Technical Environments and Enclosures products, and goodwill associated with the purchase of the CalTerm and Everest businesses.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $1,894 at November 30, 1996 and $1,001 at August 31, 1996. In order to minimize net financing costs, the Company intentionally maintains low cash balances by using available cash to reduce short-term bank borrowings.

Net cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $9,066 and $7,054 for the three month periods ended November 30, 1996 and 1995, respectively. Increased sales volume, which resulted in higher operating earnings, generated the improvement.

Net cash used in investing activities totaled $54,232 for the first quarter of fiscal 1997, $4,927 of which was used for capital expenditures and $52,000 for the acquisition of Everest. Lower capital expenditures relative to the prior year reflect the fiscal 1996 completion of the paint line and building additions at Wright Line and warehouse improvements at GB Electrical. During the quarter, the Company completed a sale and leaseback transaction related to approximately $1,050 of machinery.


-------------------------------------------------------------------------------
TOTAL CAPITALIZATION       NOVEMBER 30, 1996             August 31, 1996
-------------------------------------------------------------------------------
Shareholders' Equity           $178,143        54%          $168,455       61%
Total Debt                      136,732        42%            92,616       33%
Deferred Taxes                   13,930         4%            15,395        6%
-------------------------------------------------------------------------------
Total                          $328,805       100%          $276,466      100%
===============================================================================

Outstanding debt at November 30, 1996 totaled $136,732, an increase of approximately $44,000 since the beginning of the year. Despite the acquisition of Everest and the resulting $52,000 borrowing, the Company was able to pay down approximately $8,000 in the two months subsequent to the acquisition through strong operating cash inflows and tight cost control measures. Debt as a percentage of total capitalization ended the quarter at 42%, up from 33% at the beginning of the year. Dividends of $412 were paid, while the exercise of stock options generated an additional $1,548 of cash.


PART II -  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) See Index to Exhibits on page 11, which is incorporated herein by reference.

(b) The Company filed a Current Report on Form 8-K under Item 2 dated September 26, 1996 announcing that the Company, with its Wright Line subsidiary, acquired the net assets of Everest Electronic Equipment, Inc. The required financial statements and related pro forma disclosures were filed as an amendment to the Current Report on Form 8-K/A dated December 10, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      APPLIED POWER INC.
                                      (Registrant)




Date:  January 13, 1997               By: /s/Robert C. Arzbaecher
                                      ----------------------------
                                      Robert C. Arzbaecher
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer
                                      and duly authorized to sign
                                      on behalf of the registrant)

                               APPLIED POWER INC.

                               INDEX TO EXHIBITS

                         FISCAL 1997 FIRST QUARTER 10-Q



              Exhibit
              Number          Description                 Page No.
              -------  ---------------------------------  --------


              11       Computation of Earnings Per Share    12

              27       Financial Data Schedule              13