Form 10-Q
period 1997-02-28
APPLIED POWER INC
filed 1997-04-11
CIK 6955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


       Mark One
       [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED FEBRUARY 28, 1997

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

                              YES  X          NO
                                  ----           ----

Number of outstanding shares of Class A Common Stock: 13,790,256 as of March 31, 1997.

The Index to Exhibits appears on Page 11.

                               APPLIED POWER INC.

                                     INDEX


                                                                       Page  No.
                                                                       ---------
PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Condensed Consolidated Financial Statements


            Condensed Consolidated Statement of Earnings -
             Three and Six Months Ended
             February 28, 1997 and February 29, 1996 ...................   3

            Condensed Consolidated Balance Sheet -
             February 28, 1997 and August 31, 1996 .....................   4

            Condensed Consolidated Statement of Cash Flows -
             Six Months Ended February 28, 1997 and February 29, 1996 ..   5

            Notes to Condensed Consolidated Financial Statements .......   6

  Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..................................   7


  PART II - OTHER INFORMATION

  Item 4 - Submission of Matters to a Vote of Security Holders .........   9

  Item 6 - Exhibits and Reports on Form 8-K ............................  10

  SIGNATURE ............................................................  10

PART I  - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                               APPLIED POWER INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            Three Months Ended                 Six Months Ended
                                                    -----------------------------------  ----------------------------
                                                    FEBRUARY 28,     February 29,        FEBRUARY 28,  February 29,
                                                        1997              1996               1997           1996
                                                    ------------      -----------         -----------   ------------
Net Sales                                           $   157,170       $   137,080         $   310,266   $    276,350
Cost of Products Sold                                    96,737            85,414             189,195        170,604
                                                    -----------       -----------         -----------   ------------
  Gross Profit                                           60,433            51,666             121,071        105,746
Engineering, Selling and Administrative Expenses         41,812            37,802              84,047         77,658
                                                    -----------       -----------         -----------   ------------
  Operating Earnings                                     18,621            13,864              37,024         28,088
Other Expense(Income):
  Net financing costs                                     3,195             2,047               5,820          4,114
  Amortization of
    intangible assets                                     1,799               988               3,297          1,707
  Other - net                                              (612)            (421)                (678)          (321)
                                                    -----------       -----------         -----------   ------------
Earnings Before Income Tax Expense                       14,239            11,250              28,585         22,588
Income Tax Expense                                        4,770             3,600               9,576          7,228
                                                    -----------       -----------         -----------   ------------
Net Earnings                                        $     9,469       $     7,650         $    19,009   $     15,360
                                                    ===========       ===========         ===========   ============
Primary Earnings Per Share:
  Earnings Per Share                                $      0.66       $      0.55         $      1.33   $       1.10
                                                    ===========       ===========         ===========   ============
Weighted Average Common and Equivalent
    Shares                                               14,346            13,922              14,263         13,959
                                                    ===========       ===========         ===========   ============
Fully Diluted Earnings Per Share:
  Earnings Per Share                                $      0.66       $      0.55         $      1.33   $       1.10
                                                    ===========       ===========         ===========   ============
Weighted Average Common and Equivalent
    Shares                                               14,346            13,947              14,310         13,959
                                                    ===========       ===========         ===========   ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                        FEBRUARY 28,            August 31,
                                                                           1997                   1996
                                                                        ------------            ----------
                                                                         (UNAUDITED)
                                         ASSETS
Current Assets
             Cash and cash equivalents                                    $     84                $  1,001
             Net accounts receivable                                        70,328                  68,747
             Net inventories                                               124,663                 120,648
             Prepaid expenses                                               16,658                  16,509
                                                                          --------                --------
                     Total Current Assets                                  211,733                 206,905
Other Assets                                                                 6,330                   6,370
Goodwill                                                                   105,941                  58,266
Other Intangibles                                                           31,977                  33,464
Net Property, Plant and Equipment                                           84,842                  76,236
                                                                          --------                --------
Total Assets                                                              $440,823                $381,241
                                                                          ========                ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
             Short-term borrowings                                        $ 24,595                $ 16,068
             Trade accounts payable                                         39,927                  41,397
             Accrued compensation and benefits                              17,683                  20,805
             Income taxes payable                                            4,016                   7,081
             Other current liabilities                                      21,673                  22,378
                                                                          --------                --------
                     Total Current Liabilities                             107,894                 107,729
Long-Term Debt, less current maturities                                    120,349                  76,548
Deferred Income Taxes                                                       13,834                  15,395
Other Deferred Liabilities                                                  14,530                  13,114
Shareholders' Equity
     Common stock, $0.20 par value per share, authorized 40,000,000 shares, issued and outstanding 13,789,356 and 13,652,349 shares,
       respectively                                                          2,758                   2,730
     Additional paid-in capital                                             37,754                  34,383
     Retained earnings                                                     144,575                 126,392
     Cumulative translation adjustments                                       (871)                  4,950
                                                                          --------                --------
Total Shareholders' Equity                                                 184,216                 168,455
                                                                          --------                --------
Total Liabilities and Shareholders' Equity                                $440,823                $381,241
                                                                          ========                ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)




                                                                                           Six Months Ended
                                                                                  FEBRUARY 28,          February 29,
                                                                                     1997                  1996
                                                                                 -------------          ------------
Operating Activities
--------------------
Net Earnings                                                                     $   19,009             $    15,360
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
        Depreciation and amortization                                                11,989                  10,405
        Provision for deferred taxes                                                      -                  (1,285)
        Changes in operating assets and liabilities, excluding
           the effects of business acquisitions and disposals:
                 Accounts receivable                                                    276                   2,912
                 Inventories                                                         (4,999)                 (6,363)
                 Prepaid expenses and other assets                                   (2,495)                    693
                 Trade accounts payable                                              (3,182)                     56
                 Other liabilities                                                   (2,894)                 (6,298)
                 Income taxes payable                                                (3,589)                  2,418
                                                                                 ----------             -----------
  Net Cash Provided By Operating Activities                                          14,115                  17,898


Investing Activities
--------------------
Proceeds on the sale of property, plant and equipment                                 2,969                       7
Additions to property, plant and equipment                                          (10,862)                (11,457)
Cash used for business acquisitions                                                 (63,312)                (23,481)
Proceeds from sale of product lines                                                       -                   5,181
Other                                                                                   (15)                    (21)
                                                                                 ----------             -----------
  Net Cash Used In Investing Activities                                             (71,220)                (29,771)


Financing Activities
--------------------
Net borrowings under long-term credit agreements                                     45,351                   7,619
Net borrowings on short-term credit facilities                                        9,421                   3,151
Net commercial paper repayments                                                           -                  (3,276)
Additional receivables financed                                                         525                   7,500
Dividends paid on common stock                                                         (826)                   (804)
Stock options exercised                                                               2,346                     267
Other                                                                                     -                     (47)
                                                                                 ----------             -----------
  Net Cash Provided By Financing Activities                                          56,817                  14,410
Effect of Exchange Rate Changes on Cash                                                (629)                    (77)
                                                                                 ----------             -----------
Net (Decrease) Increase in Cash and Cash Equivalents                                   (917)                  2,460
Cash and Cash Equivalents - Beginning of Period                                       1,001                     911
                                                                                 ----------             -----------
Cash and Cash Equivalents - End of Period                                        $       84             $     3,371
                                                                                 ==========             ===========

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist of only those of a recurring nature. Operating results for the three and six months ended February 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1997.


NOTE B - ACQUISITIONS
On January 13, 1997, the Company, through its Wright Line subsidiary, acquired C Fab Group Limited ("C Fab") for approximately $11,300 in net cash plus future consideration based on financial performance. The transaction generated goodwill of approximately $5,600, and was funded through borrowings under existing credit facilities. C Fab, headquartered in Dublin, Ireland, manufactures electronic enclosures used by the computer, telecom, datacom and other industries. The results of operations for C Fab subsequent to the acquisition date are included in the Condensed Consolidated Statement of Earnings.

The Company, through its Wright Line subsidiary, purchased the net assets of Everest Electronic Equipment, Inc. ("Everest") on September 26, 1996 for cash consideration of $52,000, which was funded through borrowings under existing credit facilities. Approximately $43,000 of the purchase price was assigned to goodwill. Everest is a manufacturer of custom and standard electronic enclosures used by the computer, telecom, datacom and other industries and is headquartered in Anaheim, California. The results of Everest subsequent to September 26, 1996 are included in the Condensed Consolidated Statement of Earnings.

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

The Company acquired the assets of Designed Fluid-Air Systems, Inc. ("DFAS") on October 26, 1995 for $298 in cash plus future royalties. The royalties are to be paid over the next five years and are not to exceed $500 in the aggregate. Approximately $100 of the purchase price was assigned to goodwill. DFAS, located in Oswego, Illinois, designs, fabricates and assembles customized quick die change systems utilizing hydraulic, pneumatic and electrical components. The results of operations of DFAS after October 26, 1995 are included in the Condensed Consolidated Statement of Earnings.

On September 29, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of Vision Plastics Manufacturing Company ("Vision") for $3,557 in cash. Included in the liabilities assumed was $1,357 of outstanding mortgage debt, which was subsequently extinguished by the Company during the first quarter of 1996. Certain proprietary technology rights and patents related to the business were acquired in a separate transaction in January, 1996. Total consideration for the two transactions was approximately $21,500, and was funded by proceeds from borrowings under existing credit facilities. Vision, based in San Diego, California, manufactures plastic cable ties which are sold through electrical wholesale, retail and OEM channels. The results of operations for Vision subsequent to the acquisition date are included in the Condensed Consolidated Statement of Earnings.

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS
The Company reported record sales and earnings for the second quarter ended February 28, 1997. Net earnings for the quarter were $9,469, or $0.66 per share, compared to $7,650, or $0.55 per share, for the second quarter of the prior year. For the first six months of fiscal 1997, earnings were $19,009, or $1.33 per share, a 21 percent improvement over the earnings from the comparable period last year of $15,360, or $1.10 per share. Increased sales resulted in greater leverage on manufacturing and operating costs and generated the improved earnings. Foreign currency translation negatively impacted sales by approximately 2 percent for the quarter and on a year-to-date basis.


------------------------------------------------------------------------------------------------------
SALES BY SEGMENT
------------------------------------------------------------------------------------------------------
                             Three Months Ended                             Six Months Ended
------------------------------------------------------------------------------------------------------
                          FEBRUARY 28,     February 29,           FEBRUARY 28,   February 29,
                              1997             1996       Change      1997           1996       Change
------------------------------------------------------------------------------------------------------
Distributed Products    $      70,845     $     69,644       2%    $   143,702   $    136,670       5%
Engineered Solutions           45,351           46,364     (2)%         89,979         94,288     (5)%
Technical Environments
  and Enclosures               40,974           21,071      94%         76,585         45,392      69%
------------------------------------------------------------------------------------------------------
Total                   $     157,170     $    137,080      15%    $   310,266   $    276,350      12%
======================================================================================================

Sales from Distributed Products grew by 2 percent and 5 percent for the three and six month periods ended February 28, 1997, respectively. Ignoring the impact of the strengthening US Dollar, the segment's sales increased 5 percent and 7 percent, respectively. Approximately $10,100 of the sales growth was generated through business acquisitions net of product line dispositions on a year-to-date basis.

Engineered Solutions reported decreases in sales of 2 percent for the quarter and 5 percent year-to-date. Foreign currency translation had the effect of reducing reported sales 3 percent and 2 percent in the three and six month periods ended February 28, 1997, respectively. Excluding the disposition of the mobile equipment product line and the effect of the Cadillac valve contract which ended last fiscal year, sales in Engineered Solutions grew 6 percent for the quarter.

Technical Environments and Enclosures continued its impressive growth in sales with increases of 94 percent and 69 percent for the quarter and year-to-date periods ended February 28, 1997, respectively. Approximately $18,600 of the sales growth for the year has come from the acquisitions of Everest and C Fab. Another factor driving the sales increases is the continued expansion of the direct sales force nationally and internationally.


--------------------------------------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT
--------------------------------------------------------------------------------------------------------------
                             Three Months Ended                             Six Months Ended
--------------------------------------------------------------------------------------------------------------
                          FEBRUARY 28,     February 29,               FEBRUARY 28,        February 29,
                              1997             1996       Change         1997                1996       Change
--------------------------------------------------------------------------------------------------------------
Distributed Products     $     27,816     $     28,141      (1)%    $     57,398         $    56,704      1%
Engineered Solutions           15,167           13,873       9 %          29,558              27,698      7%
Technical Environments
  and Enclosures               17,450            9,652      81 %          34,115              21,344     60%
--------------------------------------------------------------------------------------------------------------
Total                    $     60,433     $     51,666      17 %    $    121,071         $   105,746     14%
==============================================================================================================

The Company's second quarter and year-to-date gross profit increased 17 percent and 14 percent, respectively, over the comparable prior year periods. The improvement is primarily due to favorable product mix, specifically the increase of Technical Environments and Enclosures as a greater portion of the total Company's business.


-------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
-------------------------------------------------------------------------------------------------------
                            Three Months Ended                             Six Months Ended
-------------------------------------------------------------------------------------------------------
                          FEBRUARY 28,    February 29,            FEBRUARY 28,     February 29,
                              1997            1996       Change       1997           1996       Change
-------------------------------------------------------------------------------------------------------
Distributed Products     $    18,253      $    19,537      (7)%   $    38,151      $  38,963      (2)%
Engineered Solutions          10,136            9,791       4 %        20,453         20,281       1 %
Technical Environments
  and Enclosures              11,839            7,097      67 %        22,640         15,485      46 %
General Corporate              1,584            1,377      15 %         2,803          2,929      (4)%
-------------------------------------------------------------------------------------------------------
Total                    $    41,812      $    37,802      11 %   $    84,047      $  77,658       8 %
=======================================================================================================

Operating expenses increased 11 percent for the quarter and 8 percent on a year-to-date basis, reflecting the impact of acquisitions, which contributed approximately $1,500 and $3,000, respectively, and higher sales levels. The majority of the Company's growth and current year acquisitions are within Technical Environments and Enclosures, which explains the large operating expense increases noted within this segment. Overall, the Company continues to reduce operating expenses as a percent of net sales by aggressively managing spending levels. On a year-to-date basis, operating expenses were 27 percent of sales, down from 28 percent over the same period last year.

The increase in gross profits and the reduction of operating expenses as a percentage of sales combined to substantially improve operating profit margins to 11.9 percent from 10.2 percent over the comparable six month period.


NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The Company is currently in the process of evaluating the accounting and disclosure effects of the Statement, which is required to be adopted in the second quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $84 and $1,001 at February 28, 1997 and August 31, 1996, respectively. In order to minimize net financing costs, the Company intentionally maintains low cash balances by using available cash to reduce short-term bank borrowings.

Net cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $14,115 for the six months ended February 28, 1997, compared to $17,898 for the comparable prior year period. The decrease is the result of increased working capital coupled with increased tax payments.

Net cash used in investing activities totaled $71,220 for the first six months of fiscal 1997, of which $63,312 was used for the acquisitions of Everest and C-Fab. In addition, $10,862 was used for capital expenditures, which was offset by approximately $3,000 in proceeds from sales of property, plant and equipment. Proceeds included approximately $1,050 related to a sale and leaseback transaction completed on certain machinery during the first quarter of fiscal 1997.


----------------------------------------------------------------------------
TOTAL CAPITALIZATION       FEBRUARY 28, 1997            August 31, 1996
----------------------------------------------------------------------------
Shareholders' Equity      $    184,216       54%       $  168,455       61%
Total Debt                     144,944       42%           92,616       33%
Deferred Taxes                  13,834        4%           15,395        6%
----------------------------------------------------------------------------
Total                     $    342,994      100%       $  276,466      100%
============================================================================

Outstanding debt at February 28, 1997 totaled $144,944, an increase of approximately $52,300 since the beginning of the year. The increase reflects additional borrowings for acquisitions. Despite the additional acquisition of C Fab completed during the second quarter of the current year, the Company was able to maintain the debt to total capitalization ratio of 42%, consistent with that reported at November 30, 1996. This is up from 33 percent at the beginning of the year. Dividends of $826 were paid, while the exercise of stock options generated an additional $2,346 of cash in the six month period ended February 28, 1997.

The Company anticipates that the funds generated from operations and available under credit facilities will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.


PART II -  OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on January 8, 1997. Two matters were voted on by shareholders at the meeting. Each director nominee was elected. The number of votes for each nominee is set forth below:


                                Share Votes For       Share Votes Withheld
                                ---------------       --------------------
H. Richard Crowther              10,471,766                 162,386
Jack L. Heckel                   10,471,595                 162,557
Richard A. Kashnow               10,471,491                 162,661
L. Dennis Kozlowski              10,471,933                 162,219
John J. McDonough                10,471,768                 162,384
Richard G. Sim                   10,468,290                 165,862

In addition, shareholders voted to approve the Applied Power Inc. 1996 Stock Plan (the "1996 Plan"). Shares voted for approval of the 1996 Plan totaled 6,877,825; the holders of 2,771,262 shares voted against such approval, the holders of 72,473 shares abstained, and the broker non vote was 912,592.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) See Index to Exhibits on page 11, which is incorporated herein by reference.

(b) A Form 8-K/A was filed on December 10, 1996 to provide the required financial statements and pro forma disclosures related to the acquisition of the net assets of Everest Electronic Equipment, Inc.



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





                                     APPLIED POWER INC.
                                     ------------------
                                        (Registrant)



Date:  April 11, 1997                By: /s/Robert C. Arzbaecher
                                         -----------------------
                                     Robert C. Arzbaecher
                                     Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer
                                     and duly authorized to sign
                                     on behalf of the registrant)

                               APPLIED POWER INC.

                               INDEX TO EXHIBITS

                        FISCAL 1997 SECOND QUARTER 10-Q



Exhibit
Number          Description                          Page No.
-------  ---------------------------------           --------


11       Computation of Earnings Per Share              12

27       Financial Data Schedule                        13