Form 10-Q
period 1997-05-31
APPLIED POWER INC
filed 1997-07-08
CIK 6955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Mark One
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 1997

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

Number of outstanding shares of Class A Common Stock: 13,811,578 as of June 30, 1997.

The Index to Exhibits appears on Page 12.

                               APPLIED POWER INC.

                                     INDEX


                                                                                                     Page  No.
                                                                                                     ---------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Unaudited Condensed Consolidated Financial Statements

                Condensed Consolidated Statement of Earnings -
                   Three and Nine Months Ended
                   May 31, 1997 and May 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

                Condensed Consolidated Balance Sheet -
                   May 31, 1997 and August 31, 1996  .  . . . . . . . . . . . . . . . . . . . . . . . .  4

                Condensed Consolidated Statement of Cash Flows -
                   Nine Months Ended May 31, 1997 and May 31, 1996  . . . . . . . . . . . . . . . . . .  5

                Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . .  6

Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
---------

PART I  - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                               APPLIED POWER INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          Three Months Ended              Nine Months Ended
                                                      ---------------------------     ---------------------------
                                                        May 31,         May 31,         May 31,        May 31,
                                                         1997            1996            1997            1996
                                                      -----------     -----------     -----------     -----------
Net Sales                                             $   173,839     $   147,569     $   484,105     $   423,919
Cost of Products Sold                                     109,248          92,124         298,443         262,727
                                                      -----------     -----------     -----------     -----------

       Gross Profit                                        64,591          55,445         185,662         161,192

Engineering, Selling and Administrative Expenses           43,478          38,871         127,525         116,529
Amortization of Intangible Assets                           1,750           1,096           5,046           2,804
                                                      -----------     -----------     -----------     -----------

       Operating Earnings                                  19,363          15,478          53,091          41,859

Other Expense(Income):
     Net financing costs                                    3,143           1,977           8,963           6,091
     Other - net                                            (469)              37         (1,146)           (284)
                                                      -----------     -----------     -----------     -----------

Earnings Before Income Tax Expense                         16,689          13,464          45,274          36,052

Income Tax Expense                                          5,591           4,319          15,167          11,547
                                                      -----------     -----------     -----------     -----------

Net Earnings                                          $    11,098     $     9,145     $    30,107     $    24,505
                                                      ===========     ===========     ===========     ===========

Primary Earnings Per Share:
   Earnings Per Share                                 $      0.77     $      0.65     $      2.10     $      1.75
                                                      ===========     ===========     ===========     ===========
   Weighted Average Common and Equivalent Shares           14,404          13,994          14,313          13,968
                                                      ===========     ===========     ===========     ===========

Fully Diluted Earnings Per Share:
   Earnings Per Share                                 $      0.77     $      0.65     $      2.09     $      1.75
                                                      ===========     ===========     ===========     ===========
   Weighted Average Common and Equivalent Shares           14,430          13,994          14,404          13,968
                                                      ===========     ===========     ===========     ===========





     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      MAY 31,            August 31,
                                                                                       1997                1996
                                                                                 --------------       ---------------
                                                                                   (UNAUDITED)
                                           ASSETS
 Current Assets
       Cash and cash equivalents                                                $       5,622        $      1,001
       Net accounts receivable                                                         82,758              68,747
       Net inventories                                                                120,128             120,648
       Prepaid expenses                                                                15,963              16,509
                                                                                -------------        ------------
                Total Current Assets                                                  224,471             206,905


 Other Assets                                                                           6,433               6,370
 Goodwill                                                                             106,106              58,266
 Other Intangibles                                                                     31,163              33,464
 Net Property, Plant and Equipment                                                     87,445              76,236
                                                                                -------------        ------------

 Total Assets                                                                   $     455,618        $    381,241
                                                                                =============        ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY


 Current Liabilities
       Short-term borrowings                                                    $      17,136        $     16,068
       Trade accounts payable                                                          46,331              41,397
       Accrued compensation and benefits                                               20,905              20,805
       Income taxes payable                                                             4,880               7,081
       Other current liabilities                                                       21,157              22,378
                                                                                -------------        ------------
                Total Current Liabilities                                             110,409             107,729



 Long-Term Debt, less current maturities                                              122,351              76,548
 Deferred Income Taxes                                                                 13,774              15,395
 Other Deferred Liabilities                                                            14,697              13,114

 Shareholders' Equity
       Common stock, $0.20 par value per share, authorized 40,000,000 shares, issued and outstanding 13,796,343 and 13,652,349 shares,
           respectively                                                                 2,759               2,730
       Additional paid-in capital                                                      37,886              34,383
       Retained earnings                                                              155,259             126,392
       Cumulative translation adjustments                                             (1,517)               4,950
                                                                                -------------        ------------
 Total Shareholders' Equity                                                           194,387             168,455
                                                                                -------------        ------------
 Total Liabilities and Shareholders' Equity                                     $     455,618        $    381,241
                                                                                =============        ============


     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        Nine Months Ended
                                                                              MAY 31,                      MAY 31,
                                                                               1997                         1996
                                                                           ------------                 ------------
 Operating Activities                                                      $    30,107                  $   24,505
 Net Earnings
 Adjustments to reconcile net earnings to net cash
     provided by operating activities:
          Depreciation and amortization                                         18,172                      15,785
          Provision for deferred taxes                                              -                       (1,847)
          Changes in operating assets and liabilities, excluding
             the effects of business acquisitions and disposals:
                  Accounts receivable                                          (13,170)                     (4,598)
                  Inventories                                                     (449)                     (8,477)
                  Prepaid expenses and other assets                             (1,787)                       (173)
                  Trade accounts payable                                         3,436                       1,043
                  Other liabilities                                              1,098                        (726)
                  Income taxes payable                                          (2,706)                      1,782
                                                                           ------------                 ------------
      Net Cash Provided By Operating Activities                                 34,701                      27,294



 Investing Activities
 Proceeds on the sale of property, plant and equipment                           3,019                         758
 Additions to property, plant and equipment                                    (18,208)                    (17,628)
 Cash used for business acquisitions                                           (64,831)                    (35,848)
 Proceeds from sale of product lines                                                -                        5,181
 Other                                                                             (15)                          3
                                                                           ------------                 ------------
      Net Cash Used In Investing Activities                                    (80,035)                    (47,534)


 Financing Activities
 Net borrowings under long-term credit agreements                               47,101                      13,119
 Net borrowings on short-term credit facilities                                  2,151                       5,600
 Net commercial paper repayments                                                    -                       (3,276)
 Additional receivables financed                                                   525                       9,033
 Dividends paid on common stock                                                 (1,240)                     (1,212)
 Stock options exercised                                                         2,480                         603
 Other                                                                             (84)                        (48)
                                                                           ------------                 ------------
      Net Cash Provided By Financing Activities                                 50,933                      23,819
 Effect of Exchange Rate Changes on Cash                                          (978)                       (372)
                                                                           ------------                 ------------
 Net Increase in Cash and Cash Equivalents                                       4,621                       3,207

 Cash and Cash Equivalents - Beginning of Period                                 1,001                         911
                                                                           ------------                 ------------
 Cash and Cash Equivalents - End of Period                                 $     5,622                  $    4,118
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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist of only those of a recurring nature. Operating results for the three and nine months ended May 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1997.

NOTE B - ACQUISITIONS
On April 1, 1997, the Company's Wright Line subsidiary purchased certain assets of All-Round Systemen B.V. ("All-Round"), one of its distributors based in the Netherlands. Of the approximately $1,500 cash paid for the assets, $1,400 was assigned to goodwill. The results of All-Round subsequent to April 1, 1997 are included in the Condensed Consolidated Statement of Earnings.

On January 13, 1997, the Company, through its Wright Line subsidiary, acquired C Fab Group Limited ("C Fab") for approximately $11,300 in net cash plus future consideration. The amount of future consideration ranges between $0 and $12,000 based on financial performance. The transaction generated goodwill of approximately $5,600, and was funded through borrowings under existing credit facilities. C Fab, headquartered in Dublin, Ireland, manufactures electronic enclosures used by the computer, telecom, datacom and other industries. The results of operations for C Fab subsequent to the acquisition date are included in the Condensed Consolidated Statement of Earnings.

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


NOTE C -  SALES OF PRODUCT LINES
On January 24, 1996, the Company sold substantially all of the assets and liabilities of its APITECH mobile equipment product line. Total consideration from the transaction, which included future collection of retained accounts receivable, was approximately $5,200, which approximated the book value of the product line.

On December 13, 1995, the Company's GB Electrical subsidiary sold its HIT spring steel product line for approximately $2,400 in cash. Proceeds from the sale approximated the book value of the product line.


NOTE D -  SUBSEQUENT EVENT
On June 5, 1997, the Company completed the acquisition of all of the outstanding stock of Hormann Security Systems Limited ("Hormann") for a cash purchase price of approximately $10,000 which was funded through borrowings under existing credit facilities. Hormann, headquartered in Cork, Ireland, assembles electronic equipment for a variety of customers and will be integrated into the Company's Technical Environments and Enclosures segment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS
The Company reported record sales and net earnings for the third quarter ended May 31, 1997. Net earnings for the quarter were $11,098, or $0.77 per share, compared to $9,145, or $0.65 per share, for the third quarter of the prior year. For the first nine months of fiscal 1997, earnings were $30,107, or $2.10 per share, a 20 percent improvement over the earnings from the comparable period last year of $24,505, or $1.75 per share. With quarterly sales reaching a record high of approximately $174,000, the Company realized greater leverage on manufacturing and operating costs and generated the improved earnings. Foreign currency translation negatively impacted sales by approximately 4 percent in the third quarter and 3 percent on a year-to-date basis.

 SALES BY SEGMENT

------------------------------------------------------------------------------------------------------------------------
                                            Three Months Ended                          Nine Months Ended
------------------------------------------------------------------------------------------------------------------------
                                    MAY 31,        May 31,                        MAY 31,         May 31,
                                      1997           1996         Change            1997            1996         Change
------------------------------------------------------------------------------------------------------------------------
 Distributed Products            $      74,973      $   71,120         5%      $     218,675     $   207,790         5%
 Engineered Solutions                   49,826          54,223        (8%)           139,805         148,511        (6%)
 Technical Environments
    and Enclosures                      49,040          22,226       121%            125,625          67,618        86%
------------------------------------------------------------------------------------------------------------------------
 Total                           $     173,839      $  147,569        18%      $     484,105     $   423,919        14%
========================================================================================================================


Sales from Distributed Products grew by 5 percent for both the three and nine month periods ended May 31, 1997. Excluding the impact of the strengthening US Dollar, the segment's sales increased by approximately 9 percent and 8 percent for the three and nine month periods, respectively. Acquisitions, net of product line dispositions, accounted for approximately $14,800 of the year-to-date sales in fiscal 1997.

Engineered Solutions reported decreases in sales of 8 percent for the quarter and 6 percent year-to-date. Foreign currency translation had the effect of reducing reported sales by approximately 5 percent and 3 percent in the three and nine month periods ended May 31, 1997, respectively. Excluding the disposition of the mobile equipment product line and the effect of the Cadillac valve contract which ended last fiscal year, sales in Engineered Solutions grew 2 percent over the prior year comparable nine month period.

Technical Environments and Enclosures continued its impressive growth in sales with increases of 121 percent and 86 percent for the quarter and year-to-date periods ended May 31, 1997, respectively. Approximately $34,800 of the sales growth for the year has come from the acquisitions of Everest and C Fab. Excluding acquisitions, Technical Environments and Enclosures increased sales by 48 percent and 34 percent for the three and nine month periods ended May 31, 1997, respectively, primarily through the continued expansion of the direct sales force both nationally and internationally.


 GROSS PROFIT BY SEGMENT


------------------------------------------------------------------------------------------------------------------------
                                            Three Months Ended                          Nine Months Ended
------------------------------------------------------------------------------------------------------------------------
                                    MAY 31,        May 31,                        MAY 31,         May 31,
                                      1997           1996         Change            1997            1996         Change
------------------------------------------------------------------------------------------------------------------------
 Distributed Products            $      27,324      $   27,782         (2%)    $      84,722     $    84,486         0%
 Engineered Solutions                   16,298          16,973         (4%)           45,856          44,671         3%
 Technical Environments
    and Enclosures                      20,969          10,690         96%            55,084          32,035        72%
------------------------------------------------------------------------------------------------------------------------
 Total                           $      64,591      $   55,445         16%     $     185,662     $   161,192        15%
========================================================================================================================


The Company's third quarter and year-to-date gross profit increased 16% percent and 15% percent, respectively, over the comparable prior year periods. The improvement is primarily due to the additional volume generated within Technical Environments and Enclosures.

The strengthening of the US Dollar negatively impacted gross profit within Distributed Products and Engineered Solutions. Excluding foreign currency fluctuations, Distributed Products gross profit increased 1 percent and 4 percent for the three and nine month periods, respectively. Without the translation impact of foreign currencies, Engineered Solutions gross profit remained essentially unchanged for the third quarter and increased 6 percent year-to-date over the comparable prior year three and nine month periods.

As a percent of sales, the Company's gross profit for the third quarter was
37.2 percent compared to 37.6 percent for the comparable prior year period. The decrease is mainly attributable to the acquisitions of lower gross profit margin enclosure businesses within Technical Environments and Enclosures. The Company's gross profit margins as a percent of sales for the nine months ended May 31, 1997 and 1996 were 38.4 percent and 38.0 percent, respectively. The year-to-date impact of the lower gross profit margin businesses was not as significant as on the third quarter due to only a partial year impact of these acquisitions during fiscal 1997.

 ENGINEERING, SELLING AND ADMINISTRATIVE  EXPENSES

------------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended                             Nine Months Ended
------------------------------------------------------------------------------------------------------------------------
                                    MAY 31,         May 31,                        MAY 31,         May 31,
                                      1997           1996         Change             1997           1996         Change
------------------------------------------------------------------------------------------------------------------------
 Distributed Products         $      19,507   $     18,530            5%           $  57,657     $    57,493         0%
 Engineered Solutions                10,199         10,673           (4%)             30,652          30,955        (1%)
 Technical Environments
    and Enclosures                   12,218          7,965           53%              34,859          23,450        49%
 General Corporate                    1,554          1,703           (9%)              4,357           4,631        (6%)
------------------------------------------------------------------------------------------------------------------------
 Total                        $      43,478   $     38,871           12%           $ 127,525     $   116,529         9%
========================================================================================================================



Engineering, selling and administrative expenses increased 12 percent for the quarter and 9 percent on a year-to-date basis reflecting higher sales levels and the impact of acquisitions, which contributed approximately $1,800 and $5,000, respectively. The majority of the Company's growth and current year acquisitions are within Technical Environments and Enclosures, which explains the large expense increases in this segment. Overall, the Company continues to reduce these expenses as a percent of net sales. In the third quarter of fiscal 1997, engineering, selling and administrative expenses totaled 25 percent of net sales for the quarter, compared to 26 percent last year. Total year-to-date engineering, selling and administrative expense is 26 percent of net sales, compared to 28 percent over the comparable period last year. Part of the year-to-year decrease in these expenses as a percent of sales is attributable to the acquisitions of lower engineering, selling, and administrative expense enclosure businesses within Technical Environments and Enclosures.

The increase in gross profits and the reduction of selling, general and administrative expenses as a percent of sales combined to substantially improve operating profit margins to 11.0 percent from 9.9 percent over the comparable prior year nine month period.


NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." The Company is currently in the process of evaluating the accounting and disclosure effects of these Statements, which are required to be adopted in the second quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $5,622 and $1,001 at May 31, 1997 and August 31, 1996, respectively. In order to minimize net financing costs, the Company intentionally maintains low cash balances by using available cash to reduce short-term bank borrowings.

Net cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $34,701 for the nine months ended May 31, 1997, compared to $27,294 for the comparable prior year period. The growth in earnings of the Company was the primary reason for the year-over-year improvement.

Net cash used in investing activities totaled $80,035 for the first nine months of fiscal 1997, of which $64,831 was used to fund current year acquisitions. In addition, $18,208 was used for capital expenditures, which was offset by approximately $3,000 in proceeds from sales of property, plant and equipment. Proceeds included approximately $1,050 related to a sale and leaseback transaction completed on certain machinery during the first quarter of fiscal 1997.

------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                            MAY 31, 1997               August 31, 1996
------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                        $       194,387    56%     $       168,455    61%
Total Debt                                                          139,487    40%              92,616    33%
Deferred Taxes                                                       13,774     4%              15,395     6%
------------------------------------------------------------------------------------------------------------------------
Total                                                       $       347,648   100%     $       276,466   100%
========================================================================================================================


Outstanding debt at May 31, 1997 totaled $139,487, an increase of approximately $47,000 since the beginning of the year. The increase reflects additional borrowings for acquisitions. Within the third quarter, the Company was able to decrease its debt-to-capital ratio to 40 percent from the 42 percent reported at February 28, 1997. This is up from 33 percent at the beginning of the year. Dividends of $1,240 were paid, while the exercise of stock options generated an additional $2,480 of cash in the nine month period ended May 31, 1997.

The Company anticipates that the funds generated from operations and available under credit facilities will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.



PART II -  OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) See Index to Exhibits on page 12, which is incorporated herein by reference.

(b) There were no reports on Form 8-K filed during the three months ended May 31, 1997 or thereafter through the date of this report.

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





                                                    APPLIED POWER INC.
                                                    ------------------
                                                     (Registrant)



Date:  July 8, 1997                                 By: /s/Robert C. Arzbaecher
                                                        -----------------------
                                                    Robert C. Arzbaecher
                                                    Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial Officer
                                                    and duly authorized to sign
                                                    on behalf of the registrant)

                               APPLIED POWER INC.

                               INDEX TO EXHIBITS

                         FISCAL 1997 THIRD QUARTER 10-Q


Exhibit
Number                           Description                                Page No.
-------             ---------------------------------------                 --------
  11                Computation of Earnings Per Share                           13

  27                Financial Data Schedule                                     14