Form 10-K
period 1997-08-31
APPLIED POWER INC
filed 1997-11-14
CIK 6955

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended AUGUST 31, 1997
                                            ---------------
                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to _______.
                        Commission File No. 1 - 11288

                              APPLIED POWER INC.
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          WISCONSIN                                    39-0168610
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

                        13000 WEST SILVER SPRING DRIVE
                           BUTLER, WISCONSIN  53007
          MAILING ADDRESS: P.O. BOX 325, MILWAUKEE, WISCONSIN 53201
          ---------------------------------------------------------
                   (Address of principal executive offices)

                                (414) 781-6600
             ----------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 31, 1997, the aggregate market value of Common Stock held by non-affiliates was approximately $825.7 million, and there were 13,862,778 shares of the Registrant's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 9, 1998 are incorporated by reference into
Part III hereof.

                                    PART I

ITEM 1.      BUSINESS

GENERAL DEVELOPMENT OF THE COMPANY
----------------------------------
Applied Power Inc. (the "Company"), a Wisconsin corporation incorporated in 1910, is a diversified global company engaged in the business of providing tools, equipment, systems and supply items to a variety of end-users and original equipment manufacturers ("OEMs") in the manufacturing, computer, semiconductor, telecommunication, datacom, construction, electrical, transportation, recreational vehicle, natural resource, aerospace, defense and other industries.

The Company's operations are divided into three business segments:

Tools & Supplies
----------------
   Industrial and electrical tools and supplies sold primarily through distribution.

Engineered Solutions
--------------------
   Motion and vibration control products and systems customized and primarily sold to OEM customers.

Technical Environments and Enclosures
-------------------------------------
   Technical environment solutions for computer rooms, offices, laboratories and manufacturing and enclosures for electronic equipment.

During the fiscal year, the Company's Technical Environments and Enclosures segment acquired several businesses. Certain assets of Everest Electronic Equipment, Inc. ("Everest") were acquired on September 26, 1996. Everest manufactures electronic enclosures and is headquartered in Anaheim, California. On January 13, 1997, the Company acquired C Fab Group Limited ("C Fab"), located in Dublin, Ireland, which also manufactures electronic enclosures. The Company purchased certain assets of All-Round Systemen B.V. ("All-Round") on April 1, 1997. All-Round was one of TEE's distributors based in the Netherlands. Another electronic equipment business, Hormann Security Systems Limited ("Hormann"), was purchased on June 5, 1997. Hormann is headquartered in Cork, Ireland.

Following the end of the fiscal year, the Company, through a wholly-owned subsidiary, accepted for payment all shares of Versa Technologies, Inc. (Versa/Tek ) common stock which were tendered pursuant to the Company's tender offer to purchase all outstanding shares. Versa/Tek, based in Racine, Wisconsin, is a value-added manufacturer of custom engineered components and systems for diverse industrial markets. In addition, the Company acquired certain assets of Nylo-Flex Manufacturing Company, Inc. ("Nylo-Flex") subsequent to year end. Nylo-Flex, headquartered in Mobile, Alabama, does business under the TAM name and is a manufacturer, packager and distributor of high quality battery terminals, battery cables and battery maintenance accessories to the automotive, marine, farm, fleet and industrial markets.

For further information regarding the Company's acquisitions, see Note B - Acquisitions and Note O - Subsequent Events in Notes to Consolidated Financial Statements.

Financial information by segment and geographic area, as well as information related to export sales, is included in Note M - Segment Information in Notes to Consolidated Financial Statements, which is included as part of Item 8 of Part II of this report and is incorporated herein by reference.

All dollar amounts are in US thousands unless otherwise indicated.

DESCRIPTION OF BUSINESS SEGMENTS
--------------------------------

TOOLS & SUPPLIES

Tools & Supplies, formally known as Distributed Products, is engaged in the design, manufacture and distribution of tools and supplies to the construction, electrical wholesale, retail Do-It-Yourself, datacom, retail automotive, industrial and production automation markets. These products are sold under a variety of brand names of which the two most well known are Enerpac and GB Electrical.

Tools & Supplies furnishes approximately 10,000 SKU's. The vast majority of products are manufactured, while select low volume products are sourced. Enerpac is a specialist in hydraulic high force tools for the construction and industrial markets, and also supplies quick mold change systems for the plastic injection molding industry, quick die change systems for the metal stamping industry, industrial products for the professional automotive repair market and workholding products for the machining industry. GB Electrical is a large volume manufacturer of wire connectors, conduit benders, plastic cable ties and fish tapes for the electrical wiring industry.

Tools & Supplies has engineering, manufacturing and warehousing operations in various areas of the United States, including Wisconsin, Illinois, Minnesota, North Carolina, California, Nevada and Connecticut. Globally, the segment has operations throughout Europe, Asia and, to a lesser extent, South America.

The high force tools and other production automation components are primarily distributed through a worldwide network of over 2,500 independent distributors as well as directly to certain OEM customers. Wholesale distributors, home centers, hardware co-ops, mass merchandisers and automotive parts and accessory retailers combine to distribute the segment's electrical tools and supply product lines. This network includes approximately 4,000 electrical wholesale accounts as well as retailers including Home Depot, Lowes, Menards, Sears, Ace, Wal-Mart, K- Mart, Tru-Serve, Western Auto, Northern Automotive and other major chains, which in total represent over 15,000 consumer outlets.

ENGINEERED SOLUTIONS

Engineered Solutions focuses on developing and marketing value-added, customized solutions for OEMs in the automotive, truck, off-highway equipment, medical, aerospace, recreational vehicle, semiconductor, defense and industrial markets. Engineered Solutions markets under a variety of well known brand names such as APITECH/Power-Packer and Barry Controls. Engineered Solutions expertise is primarily in the areas of motion and vibration control. The business is particularly skilled in using electronics to create smart or active systems to control motion.

Primary applications in the automotive industry include convertible top actuation systems and electric hydraulic valves used to control hydraulic systems on cars. In the truck industry, the business supplies cab-over-engine hydraulic tilt systems, cab suspension systems, engine mount systems and other vibration isolation components. Medical applications include self-contained hydraulic actuators that are primarily used in conjunction with hospital beds as well as vibration isolation products for medical instrumentation. In aerospace, the segment is a leading supplier of engine vibration isolation systems to aircraft manufacturers as well as directly to airlines to support maintenance operations. In recreational vehicles, the Company supplies leveling and slide-out systems. In addition to these major markets, the segment's products are used in a wide variety of applications in other industries.

The segment maintains engineering, manufacturing and sales organizations in North America, Europe and Asia. The segment's products are primarily sold through direct sales people, with sales representatives being used in certain situations. The segment's success requires close cost control, high quality and just-in-time delivery. The segment's manufacturing operations possess certain quality certifications such as ISO-9001 and QS-9000.

TECHNICAL ENVIRONMENTS AND ENCLOSURES

Technical Environments and Enclosures ("TEE") designs, manufactures and sells furnishings and enclosures utilized in technology intensive business environments. The business is comprised of two product lines which are Wright Line (Technical Environments) and APW Technical Enclosures. Wright Line applications include local area networks, multimedia production, electrical engineering and testing, electronic manufacturing, telecommunication centers and R&D laboratories. In addition, Wright Line provides modular workstations used in the computerized office. APW Technical Enclosures designs, manufactures and sells metal and plastic enclosures to a wide variety of electronic OEM's in the computer, semiconductor, telecommunication, medical and electronic industries.

TEE sells customized systems primarily using direct sales personnel and employs over 340 direct sales people worldwide. TEE's products are marketed in Asia and Europe through direct salespeople and dealers, depending on the country. Its products are primarily sold to commercial and governmental end-users. Sales to the Federal Government, which now average approximately 12% of total TEE net sales, are made pursuant to a contract between TEE and the US Government's General Services Administration ("GSA"). The government sales are primarily for technical environments. As the technical enclosure product line grows within TEE, it is expected that the percent of total TEE sales attributable to the GSA contract will continue to decline. TEE products are primarily manufactured in Massachusetts, New Hampshire and California in the United States and in Ireland.

COMPETITION
-----------
The Company competes on the basis of product design, quality, availability, performance, customer service and price. The Company believes that its technical skills, global presence, shared technology base, close working relationships with customers as well as patent protection bolster its competitive position.

The Company's businesses face competition to varying degrees in each of their markets. In general, each product line competes with a small group of different competitors. No one company competes directly with the Company across all of its businesses.

RESEARCH AND DEVELOPMENT
------------------------
The Company maintains engineering staffs at several locations which design new products and make improvements to existing product lines. Expenditures for research and development were $9,960, $9,852 and $8,725 in fiscal years 1997, 1996 and 1995, respectively, the majority of which was expended by the Engineered Solutions segment. Substantially all research, development and product improvement expenditures are Company funded.

PATENTS AND TRADEMARKS
----------------------
The Company has been issued a number of patents that provide protection of valuable designs and processes in its Tools & Supplies and Engineered Solutions businesses. Numerous other United States and foreign patents and trademarks are owned by the Company, although no such individual patent or trademark (or group thereof) is believed to be of sufficient importance that its termination would have a material adverse effect on the Company's business.

MANUFACTURING, MATERIALS AND SUPPLIERS
--------------------------------------
The majority of the Company's manufacturing operations include the assembly of parts and components which have been purchased by the Company from a number of suppliers. In the absence of unusual circumstances, substantially all such parts and components are normally available from a number of local and national suppliers.

ORDER BACKLOGS AND SEASONALITY
------------------------------
At August 31, 1997, the Company had approximately $106,500 in backlog, compared to approximately $83,500 at August 31, 1996. Substantially all orders are expected to be completed prior to August 31, 1998. The Company's sales are subject to minor seasonal fluctuations, with second quarter sales traditionally being the lowest of the year.

EMPLOYEE RELATIONS
------------------
As of August 31, 1997, the Company employed 4,235 people on a full-time basis. In general, the Company enjoys good relationships with its employees.

ENVIRONMENTAL COMPLIANCE
------------------------
The Company has facilities in numerous geographic locations which are subject to a range of environmental laws and regulations. Compliance with these laws has and will require expenditures on a continuing basis. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company has been identified by the United States Environmental Protection Agency as a "Potentially Responsible Party" regarding seven multi-party Superfund sites. Based on its investigations, the Company believes it is a de minimis participant in each case, and that any liability which may be incurred as a result of its involvement with such Superfund sites, taken together with its expenditures for environmental compliance, will not have a material adverse effect on its financial position. Liabilities are recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental remediation accruals of $448 and $611 were included in the Consolidated Balance Sheet at

August 31, 1997 and 1996, respectively. For further information, refer to Note N - "Contingencies and Litigation" in Notes to Consolidated Financial Statements.

ITEM 2.      PROPERTIES
             ----------
The following table summarizes the principal manufacturing, warehouse and office facilities owned or leased by the Company:

Location and Business                      Size (sq. feet)    Owned/Leased
--------------------------------------------------------------------------

TOOLS & SUPPLIES
----------------
     Glendale, Wisconsin                         313,000          Leased
     Columbus, Wisconsin                         130,000          Leased
     Veenendaal, Netherlands                      97,000          Owned
     Pachuca, Mexico                              78,000          Leased
     San Diego, California                        69,000          Leased
     Troyes, France                               58,000          Leased
     Reno, Nevada                                 55,000          Owned
     Tecate, Mexico                               54,000          Leased
     Tokyo, Japan                                 53,000          Leased
     Matthews, North Carolina                     33,000          Owned
     Alexandria, Minnesota                        25,000          Owned
     Seoul, South Korea                           23,000          Leased
     Sydney, Australia                            23,000          Leased
     Singapore, Singapore                         15,000          Leased

ENGINEERED SOLUTIONS
--------------------
     Brighton, Massachusetts                     146,000          Leased
     Burbank, California                         126,000          Leased
     Oldenzaal, Netherlands                      115,000          Owned
     Westfield, Wisconsin                         40,000          Owned
     Hersham, England                             39,000          Leased

TECHNICAL ENVIRONMENTS AND ENCLOSURES
-------------------------------------
     Worcester, Massachusetts                    240,000          Owned
     Anaheim, California                         148,000          Leased
     Dublin, Ireland                              75,000          Owned
     Cork, Ireland                                70,000          Leased
     West Boylston, Massachusetts                 60,000          Owned
     Portsmouth, New Hampshire                    55,000          Leased
     Garden Grove, California                     47,000          Leased

In addition to these properties, the Company utilizes a number of smaller facilities in Spain, Italy, Canada, Brazil, France, Germany, Russia, Taiwan, India, Hong Kong, Malaysia, the Peoples Republic of China, the United Kingdom and the United States. The Company's headquarters are based in a 68,000 square foot leased office facility in Butler, Wisconsin, which is also utilized by the Tools & Supplies and Engineered Solutions segments.

The Company's strategy is to lease properties when available and economically advantageous. Leases for the majority of the Company's facilities include renewal options. For additional information, see Note H - "Leases" in Notes to Consolidated Financial Statements. The Company believes its current properties are well maintained and in general are adequately sized to house existing operations.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------
The Company is a party to various legal proceedings which have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor and patent claims. (For further information related to environmental claims, refer to the section titled "Environmental Compliance" in Item 1). The Company has recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when the loss is probable and can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
The names, ages and positions of all of the executive officers of the Company are listed below.

Name                   Age     Position
----                   ---     --------
Richard G. Sim         53      Chairman, President and Chief Executive Officer;
                               Director

William J. Albrecht    46      Senior Vice President, Engineered Solutions

Gustav H.P. Boel       53      Vice President, President of Enerpac

Philip T. Burkart      40      Vice President, President of Technical
                               Environments and Enclosures

Theodore M. Lecher     46      Vice President, President of GB Electrical, Inc.

Robert C. Arzbaecher   37      Vice President, Chief Financial Officer

Douglas R. Dorszynski  45      Vice President, Tax and Treasurer

Richard D. Carroll     34      Corporate Controller

Anthony W. Asmuth III  55      Secretary

Richard G. Sim was elected President and Chief Operating Officer in 1985, Chief Executive Officer in 1986 and Chairman of the Board in 1988. From 1982 through 1985, Mr. Sim was a General Manager in the General Electric Medical Systems Business Group. He is also a director of IPSCO Inc. and Oshkosh Truck Corporation.

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

Philip T. Burkart was elected Vice President of the Company in 1995 and named the President of TEE in 1994. From 1990 to 1994, Mr. Burkart held various positions within TEE including: General Manager, Vice President, Marketing and Operations and Director of Marketing. Prior to joining the Company, Mr. Burkart was a Marketing Manager for GE Medical Systems.

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

Robert C. Arzbaecher was named Vice President and Chief Financial Officer in 1994. He had served as Vice President, Finance of Tools & Supplies from 1993 to 1994. He joined the Company in 1992 as Controller. From 1988 through 1991, Mr. Arzbaecher was employed by Grabill Aerospace Industries LTD, where he last held the position of Chief Financial Officer. Prior to 1988, Mr. Arzbaecher held various financial positions at Farley Industries Inc. and at Grant Thornton and Company, a public accounting firm.

Douglas R. Dorszynski was appointed Vice President, Tax and Treasurer in 1994. Mr. Dorszynski joined the Company in 1983 as Corporate Tax Manager and was subsequently appointed Director, Tax and Special Project Planning in 1985. Prior to joining the Company, Mr. Dorszynski was employed by Arthur Young & Co., a public accounting firm, from 1978 to 1983.

Richard D. Carroll joined the Company as Corporate Controller in 1996. Mr. Carroll was previously employed with the Northwest Indiana Water Company as its Vice President/Controller during 1995. Prior to that, he was Controller for Nypro Chicago from 1993 to 1995. From 1990 through 1993, Mr. Carroll was Controller at Roquette America, Inc. Prior to that, he was employed at Grabill Aerospace Industries LTD and at Grant Thornton and Company, a public accounting firm.

Anthony W. Asmuth III is a partner in the law firm of Quarles & Brady, Milwaukee, Wisconsin, having joined that firm in 1989. Quarles & Brady performs legal services for the Company and certain of its subsidiaries. Prior to joining Quarles & Brady, he was a shareholder of the law firm of Whyte Hirschboeck Dudek S.C. Mr. Asmuth had previously served as Secretary of the Company from 1986 to 1993. He was re-elected Secretary in 1994.

Each officer is appointed by the Board of Directors and holds office until he resigns, dies, is removed or a different person is appointed to the office. The Board of Directors generally appoints officers at its meeting following the Annual Meeting of Shareholders.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------
The Company's common stock is traded on the New York Stock Exchange under the symbol APW. At October 31, 1997, the approximate number of record shareholders of common stock was 455. The high and low sales prices of the common stock by quarter for each of the past two years are as follows:

  FISCAL YEAR                 PERIOD                  HIGH             LOW
  -----------      --------------------------     ---------        ----------
     1997          June 1 to August 31             $ 63 1/2         $ 43 3/4
                   March 1 to May 31                 45 1/8           39 1/8
                   December 1 to February 28         42 7/8           36 3/8
                   September 1 to November 30        37 1/2           29 3/8

     1996          June 1 to August 31             $ 30 3/8         $ 27 1/8
                   March 1 to May 31                 33               28 7/8
                   December 1 to February 29         32 3/8           26 3/4
                   September 1 to November 30        35 1/8           28 3/4


Quarterly dividends of $0.03 per share were declared and paid for each of the quarters above.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------
(In Millions, except per share amounts)

                                                                     For the years ended August 31,
                                                  -----------------------------------------------------------------
                                                    1997          1996           1995          1994           1993
                                                    ----          ----           ----          ----           ----
Net Sales                                         $ 672.3       $ 571.2        $ 527.1       $ 433.6        $ 398.7
Gross Profit                                        252.9         219.9          201.4         163.5          151.0
Earnings(Loss)
    Continuing Operations                            42.0          33.7           25.0          16.9            7.1 (1)
    Discontinued Operations                             -             -              -          (0.4)          (3.8)
    Extraordinary Loss                                  -             -           (4.9)            -              -
    Cumulative Effect of Accounting Change              -             -              -             -           (4.4)
                                                  -------       -------        -------       -------        -------
    Net Earnings(Loss)                            $  42.0       $  33.7        $  20.1       $  16.5        $  (1.1)

Earnings(Loss) Per Share
    Continuing Operations                         $  2.92       $  2.41        $  1.82       $  1.27        $  0.54 (1)
    Discontinued Operations                             -             -              -         (0.03)         (0.29)
    Extraordinary Loss                                  -             -          (0.36)            -              -
    Cumulative Effect of Accounting Change              -             -              -             -          (0.33)
                                                  -------       -------        -------       -------        -------
    Net Earnings(Loss) Per Share                  $  2.92       $  2.41        $  1.46       $  1.25        $ (0.08)



Dividends Per Common Share                        $  0.12       $  0.12        $  0.12       $  0.12        $  0.12


                                                                               August 31,
                                                  -----------------------------------------------------------------
                                                    1997          1996           1995          1994           1993
                                                    ----          ----           ----          ----           ----
Total Assets                                      $ 463.6       $ 381.2        $ 332.9       $ 317.4        $ 306.3
Long-term Obligations                             $ 101.7       $  76.5        $  74.3       $  88.7        $  97.5
Shareholders' Equity                              $ 204.1       $ 168.5        $ 131.7       $ 107.3        $  88.0
Actual Shares Outstanding                            13.8          13.7           13.4          13.2           13.0


(1) Earnings from Continuing Operations for 1993 reflect after-tax restructuring charges of $5.0 ($0.38 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions, except per share amounts)

----------------------------------------------------------------------------------------------------------
RESULTS OF CONTINUING OPERATIONS                Years Ended August 31,          Percentage of Net Sales
----------------------------------------------------------------------------------------------------------
                                             1997        1996       1995     1997        1996        1995
----------------------------------------------------------------------------------------------------------
Net Sales                                 $  672.3    $  571.2   $  527.1   100.0%      100.0%      100.0%
Gross Profit                                 252.9       219.9      201.4    37.6        38.5        38.2

Operating Expenses                           180.0       162.6      152.6    26.8        28.5        29.0
Operating Earnings                            72.9        57.3       48.8    10.8        10.0         9.3
Other Expenses                                10.2         8.2       11.9     1.5         1.4         2.3
Earnings Before Income Taxes                  62.7        49.1       36.9     9.3         8.6         7.0
Income Tax Expense                            20.7        15.4       11.9     3.1         2.7         2.3

Earnings Before Accounting Change and
   Extraordinary Loss                         42.0        33.7       25.0     6.2         5.9         4.7
Extraordinary Loss                               -           -       (4.9)      -           -       (0.9)
     Net Earnings                         $   42.0    $   33.7   $   20.1     6.2%        5.9%        3.8%
==========================================================================================================

The preceding table sets forth the results of continuing operations of the Company for the years ended August 31, 1997, 1996 and 1995.

RECLASSIFICATIONS
-----------------
Certain prior year amounts have been reclassified to conform to fiscal 1997 presentation, including but not limited to the reclassification of financial data previously reported in Tools & Supplies into Engineered Solutions and TEE.

OVERVIEW
--------
In fiscal 1997, earnings per share improved 21% to $2.92 compared to $2.41 in 1996. Net earnings have more than doubled over the last two years as a result of higher sales volume, improved operating margins and lower financing costs.

NET SALES
---------
Net sales increased 18% during fiscal 1997 to $672.3 from $571.2 in fiscal 1996. The increase in sales was primarily the result of increased volume and the effect of acquisitions. The incremental effect of acquisitions was approximately $79.7 in fiscal 1997. Price changes have not had a significant impact on the comparability of net sales during the last three years. Excluding the unfavorable impact on translated sales from the stronger US Dollar, sales increased 21% over 1996.

---------------------------------------------------------------------------
                                  Sales             Percentage Change
                                                     from Prior Year
---------------------------------------------------------------------------
 SEGMENT SALES           1997     1996      1995     1997      1996    1995
---------------------------------------------------------------------------
 Tools & Supplies      $ 292.5  $ 281.2   $ 264.9      4%        6%     19%
 Engineered Solutions    189.5    193.8     192.2     (2)        1      18
 Technical
 Environments and
   Enclosures            190.3     96.2      70.0     98        37      42
---------------------------------------------------------------------------
 Totals                $ 672.3  $ 571.2   $ 527.1     18%        8%     22%
===========================================================================

Sales in the Tools & Supplies segment increased 4% in 1997 to $292.5 from $281.2 in 1996. The increase was primarily the result of $11.7 of increased sales from acquisitions net of product line dispositions. The impact of the stronger US Dollar negatively impacted reported sales by 5% for the year. The growth rate slowed in 1997 compared to 1996 due to economic softening in some of the economies that the Tools & Supplies segment operates in, specifically Europe and Asia. In 1996, sales for Tools & Supplies increased 6% over 1995. The increase for 1996 was attributed to expansion into developing markets in Southeast Asia, Latin America and South America and approximately $16.7 from acquisitions net of product line dispositions. The impact of the stronger US Dollar in 1996 over 1995 negatively impacted sales by approximately 1%.

Sales for the Engineered Solutions segment fell 2% compared to 1996. The decrease was primarily the result of the sale of the mobile equipment valve line and the completion of the Cadillac valve contract, both in 1996. Excluding the impact of these two items, sales increased 4% for the year. The strengthening US Dollar negatively impacted sales by 3% in 1997. Sales increased 1% in 1996 over 1995 primarily the result of the improving aerospace market in the US.

Technical Environments & Enclosures (TEE) nearly doubled its sales in 1997 with an increase of 98% over 1996. The increase was the result of the acquisitions of Everest, C Fab and Hormann Electronics, as well as the continued expansion of its direct sales force in the US, Europe and Asia. Excluding acquisitions and the negative impact of the stronger US Dollar, TEE's sales grew 34%. In 1996, sales grew 37% due to the continued demand for its products, the expansion of its direct sales force and geographic expansion in Europe and Asia.

---------------------------------------------------------------------------
                                  Sales             Percentage Change
                                                     from Prior Year
---------------------------------------------------------------------------
 GEOGRAPHIC SALES       1997      1996      1995     1997      1996    1995
---------------------------------------------------------------------------
 North America        $ 448.2   $ 360.8   $ 323.0     24%       12%     16%
 Europe                 160.7     143.7     136.8     12         5      38
 Japan and Asia          52.0      56.8      55.3     (8)        3      27
 Pacific
 Latin America           11.4       9.9      12.0     15       (18)      6
---------------------------------------------------------------------------
 Totals               $ 672.3   $ 571.2   $ 527.1     18%        8%     22%
===========================================================================

The Company does business in many different geographic regions and is subject to various economic conditions. The improved economic environment in North America and the effect of acquisitions made in the third quarter of 1996 and first quarter of 1997 combined to increase sales 24% in this region over 1996. Sales increased 12% in 1996 over 1995 primarily due to improving US economy and the acquisition made in the third quarter of 1996.

Sales in Europe grew 12% in 1997 compared to 5% in 1996. The primary reason for the growth in 1997 was two acquisitions made during 1997. The slowing economies in Europe were the main reason sales grew 5% in 1996 compared to 38% in 1995. Sales in Japan and Asia Pacific fell 8% in 1997. Excluding the negative effect of the strengthening US Dollar, sales fell only 2%. The slowing economies in these regions were the causes for this decline. In 1996, sales grew 3% in Japan and Asia Pacific and 9% excluding the foreign currency fluctuations. This growth rate was in line with the overall economic growth for these regions. The sales growth generated in Latin America during 1997 was the result of geographic expansion in this region. In 1996, Latin American sales were significantly impacted by the devaluation of the Mexican Peso. Excluding the effect of this devaluation, sales growth was 1% in 1996.

GROSS PROFIT
------------
Gross profit increased 15% in 1997 to $252.9 compared to $219.9 in 1996 and $201.4 in 1995. The increase in gross profit resulted primarily from increased sales in 1997 and 1996.

-------------------------------------------------------------------------
GROSS PROFIT PERCENTAGES BY SEGMENT      1997         1996        1995
-------------------------------------------------------------------------
Tools & Supplies                          37.6%        40.5%       42.1%
Engineered Solutions                      32.8         30.0        28.8
Technical Environments and Enclosures     42.5         49.9        48.8
-------------------------------------------------------------------------
Totals                                    37.6%        38.5%       38.2%
=========================================================================

The overall gross profit percentage is primarily influenced by the relative sales mix between Tools & Supplies, Engineered Solutions and TEE. Engineered Solutions gross profit percentages are lower than either TEE or Tools & Supplies because a much higher proportion of its sales are made to OEM customers, which typically generate lower margins than non-OEM customers. The gross profit margin in Engineered Solutions has increased in each of the last two years as a result of continued efforts to reduce costs associated with manufacturing. Tools & Supplies gross profit margin declined in 1997 compared to 1996 primarily due to $2.1 of non-recurring charges and competitive pricing pressures. Gross profit margin in Tools & Supplies declined in 1996 relative to 1995 as a result of inefficiencies during the implementation of automated warehousing, competitive pricing pressures, higher discounts to distributors and increased shipments to OEM customers. Gross profit in TEE fell during 1997 compared to 1996. This is the result of the effect of the enclosure related acquisitions that took place during 1997. The enclosure businesses sell to OEM customers and carry a lower gross profit margin than the technical environment business. As the enclosure business becomes a larger percentage of TEE's overall business, the gross profit within TEE is expected to continue to decline. However, the enclosure businesses operate with lower selling, administrative and engineering expenses compared to the environment business. TEE gross profit margin increased in 1996 compared to 1995 due to higher production levels. The overall gross profit margin of the Company will vary depending on the levels of OEM sales within Engineered Solutions and the enclosure business within TEE.

OPERATING EXPENSES
------------------
Operating expenses increased 11% and 7% in 1997 and 1996, respectively. During the corresponding periods, sales increased 18% and 8%, respectively. The majority of the increase since 1995 relates to variable selling expenses, primarily commissions and increased amortization of goodwill associated with recent acquisitions. The Wright Line business within TEE has a direct sales force whose compensation is commission based. As a result of the sales growth in the Wright Line business over the last few years, its operating expenses have increased accordingly.

In addition to variable selling expenses, total operating costs have increased as a result of acquisitions, product development programs and expenditures for geographic expansion into emerging markets. Approximately $8.4 of the increase in fiscal 1997 was attributable to businesses acquired since the second quarter of 1996. Approximately $3.2 of the increase in fiscal 1996 was the result of acquisitions that took place since the third quarter of 1995. During the last few years, the company has also opened sales offices in Russia, China and India, and has increased its presence in Latin America and Southeast Asia.

Overall, lower corporate expenses as a percent of sales, the effects of the lower operating cost enclosure businesses and the Company's goal to continually identify ways to be more cost efficient have allowed the Company to reduce operating costs as a percent of sales to 27% and 28% in 1997 and 1996, respectively, from 29% in 1995.

OTHER EXPENSE(INCOME)
---------------------

---------------------------------------------------------------------
OTHER EXPENSE(INCOME)                 1997       1996       1995
---------------------------------------------------------------------
Net financing costs                 $  12.0     $  8.5    $  10.3
Other - net                            (1.9)      (0.2)       1.7
=====================================================================

The increase in net financing costs noted in 1997 is attributable to increased debt levels following significant acquisitions completed during 1996 and 1997. Previously, net financing costs had been decreasing, reflecting lower interest rates and reduced debt levels. The Company refinanced certain debt in 1995, which also had the impact of lowering its financing costs. For further information, see "Liquidity and Capital Resources" below.

"Other - net" includes foreign exchange (gains)losses and miscellaneous other (income)expense. In 1997, the US Dollar strengthened against most of the major currencies and the Company realized foreign exchange gains due to transactions denominated in currencies outside of the functional currencies of certain of its foreign units. In 1996, net foreign exchange losses were slightly more than offset by miscellaneous income realized.

INCOME TAX EXPENSE
------------------
The Company's effective income tax rate was 33.0% and 31.4% in 1997 and 1996, respectively. The rate is largely impacted by the proportion of earnings generated inside and outside the US, as well as the utilization of foreign tax credits in the US. Higher US earnings and the utilization of foreign tax credits had a favorable impact on the effective tax rate in 1997 and 1996.

EXTRAORDINARY LOSS
------------------
The Company recorded an extraordinary loss of $4.9, or $0.36 per share, in 1995 in connection with the March 30, 1995 extinguishment of its $64.4, 9.92% Senior Unsecured Notes. The pre-tax extraordinary loss of $7.3 was comprised of an estimated "make whole" provision of $4.1, costs associated with the cancellation of underlying interest rate swap agreements of $3.0 and the write-off of $0.2 of deferred financing costs. For further information, see Note G - "Long-term Debt" in Notes to Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." The Company intends to adopt this statement, as required, in its interim financial statements issued for the second quarter of fiscal 1998. Under the new requirements for calculating primary earnings per share, to be called basic earnings per share, the dilutive effect of the Company's stock plans will be excluded. Adoption of this statement will increase basic earnings per share previously reported as primary earnings per share by $0.13, $0.09 and $0.06 for each of the three years ended August 31, 1997, 1996 and 1995, respectively. SFAS No. 128 is not expected to have a material impact on fully diluted earnings per share.

In June 1997, the Financial Accounting Standards Board issued two additional statements. SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," are both effective for years beginning after December 15, 1997. The Company is assessing the required disclosures and expects to adopt these statements in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Outstanding debt at August 31, 1997 totaled $123.1, an increase of $30.5 since the beginning of the year. The increase in debt is a direct result of the business acquisitions that were made during 1997. End-of-year debt to total capital was 36% in 1997 compared to 33% in 1996. Approximately $64.8 of cash was generated from operating activities in 1997, a 98% increase over 1996. The Company used $75.0 of cash to fund acquisitions and $22.6 was used to fund capital expenditures. In 1996, $32.8 of cash was generated from operations of which $33.9 was used to fund acquisitions and $22.7 was used to fund capital expenditures. The balance of cash generated in 1996 originated from the additional sale of receivables. Dividends of $1.7 and $1.6 were paid during 1997 and 1996, respectively.

The Company extinguished all $64.4 of its 9.92% Senior Unsecured Notes on March 30, 1995. The funds used to retire the debt and disburse the "make whole" payments totaling $4.0 were obtained from new borrowings, including those under a temporary expansion of the Company's then existing $40.0 multi-currency revolving credit agreement. The Company replaced the original $40.0 multi- currency credit agreement and the temporary $40.0 expansion with the proceeds from a $120.0 multi-currency credit agreement in August 1995.

In August 1996, the multi-currency credit agreement was amended to provide unsecured credit availability of $170.0 and extend the expiration date to August 2001. During 1997, the Company incurred interest at a rate of .375 to
 .45 of 1% above the 30-day IBOR, determined by the underlying currency of the debt which the Company is borrowing. At August 31, 1997, the Company had borrowings denominated in the US Dollar, the Japanese Yen and the German Mark. For additional information, see Note G - "Long-term Debt" in Notes to Consolidated Financial Statements.

To reduce interest rate risk, the Company has entered into interest rate swap agreements which effectively convert $85.0 of the Company's variable rate debt to a weighted average fixed rate of 6.0% at August 31, 1997. The swap agreements expire on varying dates through 2003.

In 1995, the Company replaced its former $25.0 accounts receivable financing facility with a new facility that expires in August 1998 and provides up to $50.0 of multi-currency accounts receivable financing. During 1996, the agreement was amended to extend the terms through August 1999. An incremental $0.6 of receivables was financed in 1997, bringing the total balance financed to $50.0 at August 31, 1997. Proceeds were used to reduce debt. For additional information, see Note D - "Accounts Receivable Financing" in Notes to Consolidated Financial Statements.

On August 29, 1997, the Company entered into a letter agreement that provided for a committed credit line of an additional $140.0 for a term of 364 days. The purpose of the agreement was to secure funding for the tender offer for the common stock of Versa Technologies, Inc. Subsequent to year end, on October 3, 1997, the $140.0 credit agreement was executed.

On October 22, 1997, the Company replaced its $170.0 multi-currency credit agreement and the $140.0 credit agreement with a new multi-currency credit agreement which provides up to $350.0 in borrowings and expires in 2002. Additionally, the Company entered into interest rate swap agreements which effectively convert an additional $30.0 of variable rate debt to fixed rates at a weighted average interest rate of 6.23%. These swap agreements expire between 2002 and 2004.

The Company does not purchase or hold any derivative financial instruments for trading purposes.

The following table summarizes the Company's total capitalization over the last three years.

----------------------------------------------------------------------------
                                Dollars               Percentage of Total
                                                         Capitalization
----------------------------------------------------------------------------
 TOTAL CAPITALIZATION   1997      1996      1995    1997     1996      1995
----------------------------------------------------------------------------
 Total Debt           $ 123.1   $  92.6   $  87.0    36%      33%       37%
 Shareholders' Equity   204.1     168.5     131.7    60       61        56
 Deferred Taxes          14.6      15.4      16.4     4        6         7
----------------------------------------------------------------------------
 Totals               $ 341.8   $ 276.5   $ 235.1   100%     100%      100%
============================================================================

In order to minimize interest expense, the Company intentionally maintains low cash balances and uses available cash to reduce short-term bank borrowings. Funds available under unused non- committed lines and the $170.0 multi-currency credit agreement totaled $50.0 and $68.3, respectively, as of August 31, 1997. The Company believes that such availability, as subsequently expanded by the $350.0 multi-currency credit agreement, plus funds generated from operations will be adequate to fund operating activities, including capital expenditures and working capital, for the next fiscal year.

YEAR 2000 CONSIDERATIONS
------------------------
The Company is taking actions to assure that its computer systems are capable of processing periods for the year 2000 and beyond. The costs associated with this are not expected to have a material impact on the results of the Company.

INFLATION
---------
No meaningful measures of inflation are available because the Company has a significant number of small operations which operate in countries with diverse rates of inflation and currency rate movements.

OUTLOOK
-------
The Company expects its trend of increasing sales and earnings per share to continue into 1998, assuming no significant downturn in the economy in North America or Western Europe. Net sales are expected to be approximately $900.0 with improved operating profit margins offset by increased interest expense and a higher effective tax rate generating record earnings per share. The strength of its core business segments, integration of recent acquisitions and additional strategic acquisitions will be the driving forces of the growth.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------
Certain statements in the above section entitled "Outlook," as well as statements in other Company communications, which are not historical facts, are forward looking statements that involve risks and uncertainties. There are several risk factors which are beyond the Company's control which could cause the Company's actual results to differ from those expressed in such forward looking statements. Those risk factors include, without limitation, general economic conditions and market conditions in the industrial production, trucking, construction, aerospace, automotive, recreational vehicle, computer, semiconductor, telecommunication, electronic and defense industries in North America, Europe and Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive pricing, foreign currency risk, interest rate risk and other factors.

SUBSEQUENT EVENTS
-----------------
On October 3, 1997, the Company, through a wholly-owned subsidiary, accepted for payment all shares of Versa Technologies, Inc. ("Versa/Tek") common stock which were tendered pursuant to the Company's tender offer to purchase all outstanding shares at a cash price of $24.625 net per share. Consideration for the transaction totaled approximately $140.0. The transaction was funded with proceeds from a $140.0, 364-day revolving credit facility from existing lenders. Versa/Tek, based in Racine, Wisconsin, is a value-added manufacturer of custom engineered components and systems for diverse industrial markets.

On October 15, 1997, the Company acquired certain assets of Nylo-Flex Manufacturing Company, Inc. ("Nylo-Flex") for approximately $3.0 in cash. The transaction was funded by proceeds from borrowings under existing credit facilities. Nylo-Flex, headquartered in Mobile, Alabama, does business under the TAM name and is a manufacturer, packager and distributor of high quality battery terminals, battery cables and battery maintenance accessories to the automotive, marine, farm, fleet and industrial markets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          -----------------------------------------------------------
Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------
Quarterly financial data for 1997 and 1996 is as follows:
(In Millions, except per share amounts)

                                                      1997
                                  ----------------------------------------------
                                   FIRST      SECOND        THIRD        FOURTH
                                  -------     -------      -------      --------
 Net Sales                        $ 153.1     $ 157.2      $ 173.8      $  188.2
 Gross Profit                        60.6        60.4         64.6          67.2
 Net Earnings                     $   9.5     $   9.5      $  11.1      $   11.9
                                  =======     =======      =======      ========
 Net Earnings Per Share           $  0.67     $  0.66      $  0.77      $   0.82
                                  =======     =======      =======      ========

                                                      1996
                                  ----------------------------------------------
                                   FIRST      SECOND        THIRD        FOURTH
                                  -------     -------      -------      --------

 Net Sales                        $ 139.3     $ 137.1      $ 147.5      $  147.3
 Gross Profit                        54.1        51.7         55.4          58.7
 Net Earnings                     $   7.7     $   7.7      $   9.1      $    9.2
                                  =======     =======      =======      ========
 Net Earnings Per Share           $  0.55     $  0.55      $  0.65      $   0.66
                                  =======     =======      =======      ========

The Consolidated Financial Statements are included on pages 18 to 35 and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------
Not Applicable. The change in the Company's independent public accountants was previously reported on a current report on Form 8-K dated November 10, 1997.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------
The information required by this item is incorporated by reference from the "Election of Directors" and "Other Information -- Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on January 9, 1998 (the "1998 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------
The information required by this item is incorporated by reference from the "Board Meetings, Committees and Director Compensation" section and the "Executive Compensation" section (other than the subsections thereof entitled "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and Performance Graphs") of the 1998 Annual Meeting Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
The information required by this item is incorporated by reference from the "Certain Beneficial Owners" and "Election of Directors" sections of the 1998 Annual Meeting Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
None.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------
(a)      Documents filed as part of this report:
         ---------------------------------------
         1.     Consolidated Financial Statements
                ---------------------------------
                See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 16, the Independent Auditors' Report on page 17 and the Consolidated Financial Statements on pages 18 to 35, all of which are incorporated herein by reference.

         2.     Financial Statement Schedules
                -----------------------------
                See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 16 and the Financial Statement Schedule on page 36, all of which are incorporated herein by reference.

         3.     Exhibits
                --------
                See "Index to Exhibits" on pages 38 to 43, which is incorporated herein by reference.

(b)      Reports on Form 8-K:
         --------------------
                No reports on Form 8-K were filed in the fourth quarter.

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                    Page
------------------------------------------                    ----
   Independent Auditors' Report                                 17

   Consolidated Statement of Earnings
         For the years ended August 31, 1997, 1996 and 1995     18

   Consolidated Balance Sheet
         As of August 31, 1997 and 1996                         19

   Consolidated Statement of Shareholders' Equity
         For the years ended August 31, 1997, 1996 and 1995     20

   Consolidated Statement of Cash Flows
         For the years ended August 31, 1997, 1996 and 1995     21

   Notes to Consolidated Financial Statements                 22 - 35

INDEX TO FINANCIAL STATEMENT SCHEDULES
--------------------------------------
   Schedule II - Valuation and Qualifying Accounts              36

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

Independent Auditors' Report
----------------------------

To the Shareholders and Directors of Applied Power Inc.:

We have audited the accompanying consolidated balance sheets of Applied Power Inc. and subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applied Power Inc. and subsidiaries at August 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
September 25, 1997

                              APPLIED POWER INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Years ended August 31,
                                              ------------------------------
                                                1997       1996       1995
                                              --------   --------   --------
Net sales                                     $672,316   $571,215   $527,058
Cost of products sold                          419,420    351,283    325,621
                                              --------   --------   --------
    Gross Profit                               252,896    219,932    201,437

Engineering, selling and
administrative expenses                        173,200    158,485    149,210
Amortization of intangible assets                6,813      4,054      3,369
                                              --------   --------   --------
   Operating Earnings                          72,883      57,393     48,858

Other Expense(Income):
    Net financing costs                         12,003      8,456     10,291
    Other - net                                 (1,863)      (230)     1,694
                                              --------   --------   --------
Earnings Before Income Tax Expense and
Extraordinary Loss                              62,743     49,167     36,873

Income Tax Expense                              20,705     15,438     11,868
                                              --------   --------   --------
Earnings Before Extraordinary Loss              42,038     33,729     25,005
Extraordinary Loss from Early
Extinguishment of Debt, net of $2,423 tax
benefit                                              -          -     (4,920)
                                              --------   --------   --------
Net Earnings                                   $42,038    $33,729    $20,085
                                              ========   ========   ========
Primary Earnings(Loss)
Per Share:
    Earnings Before Extraordinary
    Loss                                         $2.92      $2.41      $1.82
    Extraordinary Loss                               -          -      (0.36)
                                              --------   --------   --------
Net Earnings Per Share                           $2.92      $2.41      $1.46
                                              ========   ========   ========
Weighted Average Common and Equivalent
Shares (000's)                                  14,377     13,983     13,746
                                              ========   ========   ========

Fully Diluted Earnings(Loss) Per Share:
    Earnings Before Extraordinary Loss           $2.88      $2.41      $1.79
    Extraordinary Loss                               -          -      (0.35)
                                              --------   --------   --------
Net Earnings Per Share                           $2.88      $2.41      $1.44
                                              ========   ========   ========
Weighted Average Common and Equivalent
Shares (000's)                                  14,613     13,983     13,958
                                              ========   ========   ========

The accompanying notes are an integral part of these financial statements

                              APPLIED POWER INC.
                          CONSOLIDATED BALANCE SHEET

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  August 31,
                                                            -------------------
                                                              1997       1996
ASSETS                                                      --------   --------
Current Assets
   Cash and cash
   equivalents                                              $  5,846   $  1,001
   Accounts receivable, less allowances of $4,329 and
   $4,179, respectively                                       84,697     68,747
   Inventories                                               115,761    120,648
   Prepaid income tax                                         11,209     10,734
   Prepaid expenses                                            8,393      5,775
                                                            --------   --------
Total Current Assets                                         225,906    206,905

Other Assets                                                   7,305      6,370
Goodwill, net of accumulated amortization of $17,870 and
$13,937, respectively                                        109,078    58,266
Other Intangibles, net of accumulated amortization of
$14,691 and $11,917, respectively                             30,723    33,464

Property, Plant and
Equipment
   Property                                                    2,197      1,923
   Plant                                                      46,501     40,252
   Machinery and equipment                                   142,638    125,950
                                                            --------   --------
                                                             191,336    168,125
   Less:  Accumulated depreciation                          (100,756)   (91,889)
                                                            --------   --------
Net Property, Plant and Equipment                             90,580     76,236
                                                            --------   --------

Total Assets                                                $463,592   $381,241
                                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Liabilities
   Short-term borrowings                                    $ 21,428   $ 16,068
   Trade accounts payable                                     54,555     41,397
   Accrued compensation and benefits                          24,736     20,805
   Income taxes payable                                        7,093      7,081
   Other current liabilities                                  20,462     22,378
                                                            --------   --------
Total Current Liabilities                                    128,274    107,729

Long-term Debt                                               101,663     76,548
Deferred Income Tax                                           14,596     15,395
Other Deferred Liabilities                                    14,950     13,114

Shareholders' Equity
   Class A common stock, $0.20 par value per share,
   authorized 40,000,000 shares, issued and outstanding
   13,816,678 and 13,652,349 shares, respectively              2,763      2,730
   Additional paid-in capital                                 38,388     34,383
   Retained earnings                                         166,776    126,392
   Cumulative translation adjustments                         (3,818)     4,950
                                                            --------   --------
Total Shareholders' Equity                                   204,109    168,455
                                                            --------   --------

Total Liabilities and Shareholders' Equity                  $463,592   $381,241
                                                            ========   ========

  The accompanying notes are an integral part of these financial statements

                              APPLIED POWER INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            Years Ended August 31, 1997, 1996, and 1995
                                            -------------------------------------------
                                             Class A  Additional            Cumulative
                                             Common    Paid-in   Retained  Translation
                                              Stock    Capital   Earnings  Adjustments
                                             -------  ---------- --------  -----------
Balances at September 1, 1994                $ 2,630   $23,648   $75,802     $ 5,231
      Net earnings for the year                    -         -    20,085           -
      Cash dividends declared - $0.12 per
      share                                        -         -    (1,602)          -
      Exercise of stock options                   51     4,168         -           -
      Tax benefit of option exercises              -       512         -           -
      Currency translation adjustments             -         -         -       1,161
                                             -------   -------   -------     -------

Balances at August 31, 1995                    2,681    28,328    94,285       6,392
      Net earnings for the year                    -         -    33,729           -
      Cash dividends declared -
       $0.12 per share                             -         -    (1,622)          -
      Exercise of stock options                   24     1,582         -           -
      Issuance of stock in acquisition            25     3,905         -           -
      Tax benefit of option exercises              -       568         -           -
      Currency translation adjustments             -         -         -      (1,442)
                                             -------   -------   -------     -------

Balances at August 31, 1996                    2,730    34,383   126,392       4,950
      Net earnings for the year                    -         -    42,038           -
      Cash dividends declared -
       $0.12 per share                             -         -    (1,654)          -
      Exercise of stock options                   33     2,883         -           -
      Tax benefit of option exercises              -     1,052         -           -
      Other                                        -        70         -           -
      Currency translation adjustments             -         -         -      (8,768)
                                             -------   -------   -------     -------

Balances at August 31, 1997                  $ 2,763  $ 38,388  $166,776    $ (3,818)
                                             =======   =======   =======     =======

The accompanying notes are an integral part of these financial statements

                              APPLIED POWER INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                            Years ended August 31,
                                                     ---------------------------------
                                                       1997         1996         1995
                                                     ---------------------------------
Net Earnings                                         $42,038      $33,729      $20,085
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
     Depreciation and amortization                    23,663       21,078       18,456
     Non-cash charge - extraordinary loss                  -            -        4,920
     Provision for deferred taxes                     (1,274)      (1,588)      (2,707)
     Changes in operating assets and liabilities,
        excluding the effects of business
        acquisitions and disposals:
         Accounts receivable                          (9,147)      (5,703)     (15,413)
         Inventories                                   6,121      (14,219)      (8,170)
         Prepaid expenses and other assets            (5,013)      (2,505)      (2,077)
         Trade accounts payable                        5,898        2,262        1,231
         Other liabilities                             2,544         (240)       7,499
                                                     -------     --------      -------
Net Cash Provided by Operating Activities             64,830       32,814       23,824

Investing Activities
     Proceeds on the sale of property, plant
      and equipment                                    3,517          821          614
     Additions to property, plant and equipment      (22,641)     (22,734)     (15,986)
     Business acquisitions                           (75,015)     (33,949)      (2,758)
     Product line dispositions                             -        5,181            -
     Other                                                79           65          162
                                                     -------     --------      -------
Net Cash Used in Investing Activities                (94,060)     (50,616)     (17,968)

Financing Activities
     Proceeds from issuance of long-term debt         77,000       42,433      116,055
     Principal payments on long-term debt            (49,932)     (37,877)    (123,997)
     Refinancing expenditures                              -            -       (4,370)
     Net borrowings(repayments) on short-term
      credit facilities                                6,691        3,484       (2,092)
     Net commercial paper repayments                       -       (3,276)      (6,671)
     Additional receivables financed                     525       13,275       11,200
     Dividends paid on common stock                   (1,654)      (1,622)      (1,602)
     Stock option exercises and other                  2,867        1,551        4,219
                                                     -------     --------      -------
Net Cash Provided by(Used in) Financing Activities    35,497       17,968       (7,258)

Effect of Exchange Rate Changes on Cash               (1,422)         (76)         406
                                                     -------     --------      -------

Net Increase(Decrease) in Cash and Cash Equivalents    4,845           90         (996)

Cash and Cash Equivalents - Beginning of Year          1,001          911        1,907
                                                     -------     --------      -------
Cash and Cash Equivalents - End of Year              $ 5,846      $ 1,001       $  911
                                                     =======     ========      =======

The accompanying notes are an integral part of these financial statements

                              APPLIED POWER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Applied Power Inc. and its subsidiaries ("Applied Power" or the "Company"). All significant intercompany balances, transactions and profits have been eliminated.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated over the estimated useful lives of the assets, ranging from two to thirty years, under the straight-line method for financial reporting purposes and both straight-line and accelerated methods for tax purposes. Expenditures for maintenance and repairs not expected to extend the useful life of an asset beyond its normal useful life are expensed.

Intangible Assets: Goodwill is amortized on a straight-line basis over periods of fifteen to forty years. Other intangible assets, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from two to forty years. The Company periodically evaluates the carrying value of intangible assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Impairment of goodwill, if any, is measured on the basis of whether anticipated undiscounted operating cash flows generated by the acquired businesses will recover the recorded goodwill balances over the remaining amortization period. At August 31, 1997 and 1996, no impairment of goodwill was indicated.

Revenue Recognition: Revenues and costs of products sold are recognized as the related products are shipped.

Research and Development Costs: Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $9,960, $9,852 and $8,725 in 1997, 1996 and 1995, respectively.

Financing Costs: Net financing costs represents interest expense on debt obligations, investment income and accounts receivable financing costs.

Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." For further information, see Note L - "Income Taxes."

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

Derivative Financial Instruments: Derivative financial instruments are primarily utilized by the Company to manage risks associated with interest rate market volatility and foreign exchange exposures. The Company does not hold or issue derivative financial instruments for trading purposes. The Company currently holds both interest rate and foreign currency swap agreements. For both interest rate and foreign currency swap agreements, the differential to be paid or received is accrued monthly as an adjustment to interest expense. The Company also utilizes foreign currency forward contracts to hedge existing foreign exchange exposures. Gains and losses resulting from these instruments are recognized in the same period as the underlying transaction. For further information, see Note G - "Long-term Debt."

Use of Estimates: The financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts.

New Accounting Standards: In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is required to be adopted in the Company's interim financial statements issued for the second quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, to be called basic earnings per share, the dilutive effect of stock options will be excluded. Adoption of this statement will increase basic earnings per share previously reported as primary earnings per share by $0.13, $0.09 and $0.06 for each of the three years ended August 31, 1997, 1996 and 1995, respectively. SFAS No. 128 is not expected to have a material impact on fully diluted earnings per share.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact these statements will have on its required disclosures.

Reclassifications: Certain prior year amounts shown have been reclassified to conform to fiscal 1997 presentation, including but not limited to the reclassification of financial data previously reported in Tools & Supplies into Engineered Solutions and TEE.

NOTE B - ACQUISITIONS

The Company, through its C Fab subsidiary, acquired all of the outstanding stock of Hormann Security Systems Limited ("Hormann") on June 6, 1997 for approximately $10,000 in cash. The transaction was funded through borrowings under existing credit facilities. Approximately $4,200 of the purchase price was assigned to goodwill. Hormann, based in Cork, Ireland, assembles electronic equipment for a variety of customers. The operating results of Hormann subsequent to June 6, 1997 are included in the Consolidated Statement of Earnings.

On April 1, 1997, the Company's Wright Line subsidiary purchased certain assets of All-Round Systemen B.V. ("All-Round"), one of its distributors based in the Netherlands. Of the approximately $1,500 cash paid for the assets, $1,400 was assigned to goodwill. The results of All-Round subsequent to April 1, 1997 are included in the Consolidated Statement of Earnings.

On January 13, 1997, the Company, through its Wright Line subsidiary, acquired C Fab Group Limited ("C Fab") for approximately $11,300 in net cash plus future consideration. The amount of future consideration ranges between $0 and $12,000 based on targeted sales and earnings. At August 31, 1997, no amounts had been paid related to the earn-out. The transaction generated goodwill of approximately $5,600, and was funded through borrowings under existing credit facilities. C Fab, headquartered in Dublin, Ireland, manufactures electronic enclosures used by the computer, telecom, datacom and other industries. The results of operations for C Fab subsequent to the acquisition date are included in the Consolidated Statement of Earnings.

The Company, through its Wright Line subsidiary, purchased the net assets of Everest Electronic Equipment, Inc. ("Everest") on September 26, 1996 for cash consideration of $52,000, which was funded through borrowings under existing credit facilities. Approximately $43,000 of the purchase price was assigned to goodwill. Everest is a manufacturer of custom and standard electronic enclosures used by the computer, telecom, datacom and other industries and is headquartered in Anaheim, California. The results of Everest subsequent to September 26, 1996 are included in the Consolidated Statement of Earnings. The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the acquisition of Everest had been completed on September 1, 1995, the beginning of the 1996 fiscal year. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, depreciation, goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on September 1, 1995 or that may be obtained in the future. The pro forma data do not give effect to the acquisitions completed subsequent to August 31, 1997. See Note O - "Subsequent Events."

----------------------------------------------------------------
                                       Years Ended August 31,
----------------------------------------------------------------
                                          1997        1996
----------------------------------------------------------------
 Net Sales                              $675,812    $613,760
 Net Earnings                           $ 42,128    $ 35,059
 Net Earnings Per Share                 $   2.93    $   2.51
================================================================


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

On February 23, 1996, the Company's TEE division acquired the European distribution rights for its products for cash of $1,250 plus forgiveness of accounts receivable outstanding of $723 from its European distributor. Goodwill of approximately $1,900 was generated in conjunction with the transaction.

On December 8, 1995, the Company acquired the remaining 10% minority interest in Applied Power Korea. Cash of $388 was used in the acquisition, which generated goodwill of approximately $340. The results of operations of this subsidiary have historically been included in the Consolidated Statement of Earnings.

On October 26, 1995, the Company's Enerpac division acquired the assets of Designed Fluid-Air Systems, Inc. ("DFAS"). Consideration consisted of $298 in cash plus future royalties over the next five years not to exceed $500 in the aggregate. As of August 31, 1997, approximately $50 in royalties were earned. Approximately $100 of the purchase price was assigned to goodwill. DFAS, located in Oswego, Illinois, designs, fabricates and assembles customized quick die change systems utilizing hydraulic, pneumatic and electrical components. The operating results of DFAS subsequent to the acquisition date are included in the Consolidated Statement of Earnings.

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

All acquisitions were accounted for using the purchase method. The transactions, except for Everest, were not material to the results of operations or the financial position of the Company.

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

NOTE D - ACCOUNTS RECEIVABLE FINANCING

In August 1995, the Company entered into a multi-currency accounts receivable financing agreement that allows up to the equivalent of $50,000 of sold receivables at any one time. The agreement, as amended August 30, 1996 and again on February 28, 1997, expires in August 1999.

Under the terms of such agreement, the Company and certain subsidiaries (collectively, "Originators") sell trade accounts receivable to Applied Power Credit Corporation ("APCC"), a wholly-owned limited purpose subsidiary of the Company. APCC is a separate corporate entity that sells participating interests in its pool of accounts receivable to financial institutions ("Purchasers"). The Purchasers, in turn, receive an ownership and security interest in the pool of receivables. Participation interests in new receivables generated by the Originators are purchased by APCC and resold to the Purchasers as collections reduce previously sold participation interests. The sold accounts receivable are reflected as a reduction of receivables in the Consolidated Balance Sheet. APCC has the risk of credit loss on such receivables up to a maximum recourse amount and, accordingly, the full amount of the allowance for doubtful accounts has been retained on the Company's Consolidated Balance Sheet. The Company retains collection and administrative responsibilities on the participation interests sold as servicer for APCC and the Purchasers.

At August 31, 1997 and 1996, accounts receivable were reduced by $50,000 and $49,475, respectively, representing receivable interests sold under this program. The proceeds from the sales were used to reduce debt.

Accounts receivable financing costs totaling $2,978, $2,324 and $1,892 for the years ended August 31, 1997, 1996 and 1995, respectively, are included with financing costs in the accompanying Consolidated Statement of Earnings.

NOTE E - NET INVENTORIES

Inventory cost is determined using the last-in, first-out ("LIFO") method for substantially all US owned inventory (approximately 69% of total inventories in both 1997 and 1996). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method was not used, inventory balances would be higher than the amounts in the Consolidated Balance Sheet by approximately $7,920 and $9,222 at August 31, 1997 and 1996, respectively.

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

NOTE F - SHORT-TERM BORROWINGS

The Company had borrowings under unsecured non-committed lines of credit with banks aggregating approximately $21,428 and $16,068 at August 31, 1997 and 1996, respectively. Interest rates vary depending on the currency being borrowed. The weighted average interest rates on the US and non- US short-term borrowings were 6.22% and 9.37% at August 31, 1997 and 1996, respectively. The amount of unused available borrowings under such lines of credit was approximately $50,000 at August 31, 1997.

NOTE G - LONG-TERM DEBT

----------------------------------------------------------------------
                                                    August 31,
----------------------------------------------------------------------
                                                 1997         1996
----------------------------------------------------------------------
Borrowings under:
  Multi-currency revolving credit agreement    $101,663    $  76,298
  Other notes                                         -          250
----------------------------------------------------------------------
Total Long-term Debt                           $101,663    $  76,548
======================================================================


During 1995, the Company recorded an extraordinary loss of $4,920 ($0.36 per share) relating to the March 30, 1995 extinguishment of the outstanding $64,350, 9.92% Senior Unsecured Notes. The pre-tax extraordinary loss of $7,343 was comprised of an estimated "make whole" provision of $4,050, costs associated with the cancellation of underlying interest rate swap agreements of $3,047 and the write-off of deferred financing costs of $246.

Funds used to retire the Senior Unsecured Notes and pay the "make whole" obligation were obtained from borrowings under a then existing $40,000 multi-currency revolving credit agreement and a temporary $40,000 expansion to the existing multi-currency revolving credit agreement. These borrowings were extinguished on August 21, 1995, and all amounts outstanding were simultaneously reborrowed under a $120,000 multi-currency revolving credit agreement.

The $120,000 multi-currency revolving credit agreement was amended August 29, 1996 to increase the credit line to $170,000 and extend the term to August 2001. The Company can borrow at a floating rate of IBOR plus .30 to .70 of 1% annually, depending on the debt-to-capital ratio. Currently, the Company incurs interest at .450 of 1% above 30-day IBOR, determined by the underlying currency of the debt which the Company is borrowing. At August 31, 1997, the Company had borrowings denominated in the US Dollar, the Japanese Yen and the German Mark. A commitment fee, currently computed at a rate of .175 of 1% annually, is payable quarterly on the average unused credit line. The unused credit line at August 31, 1997 was $68,337.

The multi-currency credit agreement contains customary restrictions concerning investments, liens on assets, sales of assets, dividend payments, maximum levels of debt and minimum levels of shareholders' equity. In addition, the agreement requires the Company to maintain certain financial ratios. As of August 31, 1997, the Company was in compliance with all debt covenants. Under the most restrictive covenant, approximately $89,277 of retained earnings was available for the payment of future dividends on common stock as of August 31, 1997.

On August 29, 1997, the Company entered into a letter agreement that provided for a committed credit line of an additional $140,000 for a term of 364 days. The purpose of the agreement was to secure funding for the tender offer for the common stock of Versa Technologies, Inc. Subsequent to year end, the $140,000 credit agreement was executed. In addition, the Company subsequently replaced its $170,000 multi-currency credit agreement and the additional $140,000 credit agreement with a new multi-currency credit agreement which provides up to $350,000 in borrowings and expires in 2002.

Derivative Financial Instruments: As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt. The interest rate swap agreements in place at August 31, 1997 effectively convert $85,000 of the Company's variable rate debt to a weighted average fixed rate of 6.03%. The swap agreements expire on varying dates through 2003. The accompanying Consolidated Balance Sheet at August 31, 1997 does not reflect a value for these swap agreements. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale and purchase of products in foreign currencies will be adversely affected by changes in exchange rates. In addition, the Company seeks to manage the impact of foreign currency fluctuations related to the repayment of intercompany borrowings. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged.

The Company uses forward exchange contracts to hedge certain firm purchases and sales commitments and the related receivables and payables including other third party or intercompany foreign currency transactions. Cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European currencies. The net realized and unrealized gains or losses on forward contracts deferred at August 31, 1997 were negligible.

The counterparties to these financial instruments consist of major financial institutions with investment grade or better credit ratings. The Company does not expect any losses from nonperformance by these counterparties.

Fair Values: The fair value of the Company's short-term borrowings and long-term debt approximated book value as of August 31, 1997 and 1996. The fair value of debt instruments is calculated by discounting the cash flow of such obligations using the market interest rates for similar instruments. If the Company decided to terminate the interest rate swap agreements, the Company would have had to pay $553 as of August 31, 1997. The swap agreements in place at August 31, 1996 had a fair value of approximately $886. The estimated fair values of the foreign currency contracts in place at August 31, 1997 were negligible.

Aggregate Maturities: Long-term debt outstanding at August 31, 1997 is payable in its entirety in 2001.

The Company paid $11,705, $8,084 and $10,363 for financing costs in 1997, 1996 and 1995, respectively, excluding the "make whole" payments associated with refinancing the 9.92% Senior Unsecured Debt.

NOTE H - LEASES

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

Future obligations on non-cancelable operating leases in effect at August 31, 1997 were: $12,775 in 1998; $11,423 in 1999; $9,770 in 2000; $7,371 in 2001;
$7,058 in 2002 and $24,794 thereafter.

Total rental expense under operating leases was $12,295, $10,739 and $11,076 in 1997, 1996 and 1995, respectively.

NOTE I - STOCK OPTION PLANS

A total of 4,092,901 shares of Class A common stock are authorized under the Company's stock option plans, of which a total of 1,269,443 have been issued through exercises of option grants. At August 31, 1997, 2,823,458 shares were reserved for issuance under the plans.

Employee Plans: On January 8, 1997, shareholders of the Company approved the adoption of the Applied Power Inc. 1996 Stock Plan (the "1996 Plan"). Previously, the Company had three nonqualified stock option plans for employees - the 1985, 1987 and 1990 plans. No further options may be granted under the 1985, 1987 or 1990 plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. Under the terms of the 1996 Plan, options may be granted to officers and key employees. Options generally have a maximum term of ten years and an exercise price equal to 100% of the fair market value of a share of the Company's common stock at the date of grant. Options generally vest 50% after 2 years and 100% after 5 years.

A summary of option activity under the four plans is as follows:

--------------------------------------------------------------------------
                                          Number of      Weighted Average
                                           Shares        Exercise Price
--------------------------------------------------------------------------
Outstanding at September 1, 1994          1,585,535          $ 16.82
   Granted                                  227,740            28.46
   Exercised                               (250,136)           16.43
   Canceled                                (119,450)           17.55
--------------------------------------------------------------------------
Outstanding at August 31, 1995            1,443,689          $ 18.93
   Granted                                   80,854            31.21
   Exercised                               (121,949)           12.87
   Canceled                                (154,699)           21.82
--------------------------------------------------------------------------
Outstanding at August 31, 1996            1,247,895          $ 20.13
   Granted                                  229,250            36.58
   Exercised                               (164,329)           17.73
   Canceled                                 (31,358)           26.44
--------------------------------------------------------------------------
Outstanding at August 31, 1997            1,281,458          $ 23.13
--------------------------------------------------------------------------
Exercisable at August 31, 1997              892,045          $ 20.45
==========================================================================

The following table summarizes information concerning currently outstanding and exercisable options:

-----------------------------------------------------------------------------
                         Options Outstanding            Options Exercisable
                  ---------------------------------   -----------------------
                               Weighted
                                Average    Weighted                  Weighted
                               Remaining   Average                   Average
   Range of        Number     Contractual  Exercise     Number       Exercise
 Exercise Price   Outstanding     Life       Price    Exercisable     Price
-----------------------------------------------------------------------------
 $8.50               8,500     0.4 years    $ 8.50        8,500       $ 8.50
 $13.50 - $20.19   686,045     3.5 years    $17.07      631,758       $17.19
 $20.56 - $30.38   301,963     7.2 years    $25.55      151,287       $25.21
 $31.75 - $44.75   278,950     9.1 years    $35.25      100,500       $34.75
 $52.25              6,000     9.9 years    $52.25
-----------------------------------------------------------------------------
                 1,281,458                  $23.13      892,045       $20.45
=============================================================================

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for the outside director plan. If the Company had accounted for these stock options issued to employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below:

---------------------------------------------------------------
                                       Years Ended August 31,
---------------------------------------------------------------
                                       1997            1996
---------------------------------------------------------------
 Net earnings - as reported          $42,038         $33,729
 Net earnings - pro forma             41,197          33,643
 Earnings per share - as reported    $  2.92         $  2.41
 Earnings per share - pro forma         2.87            2.41
===============================================================

The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

The fair value of Applied Power stock options used to compute pro forma net earnings and pro forma earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The weighted average fair values per share of options granted in 1997 and 1996 are $11.03 and $8.80, respectively. The following weighted average assumptions were used in completing the model:

----------------------------------------------------------------------
                                           Years Ended August 31,
----------------------------------------------------------------------
                                         1997                 1996
----------------------------------------------------------------------
 Dividend yield                          0.33%                0.40%
 Expected volatility                     19.0%                18.3%
 Risk-free rate of return                 6.3%                 6.3%
 Forfeitures                          2% ANNUALLY         2% annually
 Expected life                          5 YEARS             5 years
======================================================================

Outside Director Plan: Annually, each outside director is granted stock options to purchase 1,500 shares of common stock at a price equal to the market price of the underlying stock on the date of grant. The amount of shares granted was increased in 1997, from 1,000 shares, by an amendment to the plan adopted on October 31, 1996. These options are recorded as compensation expense as required by SFAS No. 123. A maximum of 60,000 shares may be issued under this plan. Options vest 100% after 11 months.

A summary of option activity under this plan is as follows:

--------------------------------------------------------------------------
                                       Number of         Weighted Average
                                        Shares           Exercise Price
--------------------------------------------------------------------------
Outstanding at September 1, 1994        19,000              $17.43
   Granted                               5,000               25.00
   Exercised                            (4,000)              17.81
--------------------------------------------------------------------------
Outstanding at August 31, 1995          20,000              $19.25
   Granted                               6,000               27.63
   Exercised                            (1,000)              17.00
--------------------------------------------------------------------------
Outstanding at August 31, 1996          25,000              $21.53
   Granted                               7,500               38.88
   Canceled                             (2,000)              16.84
--------------------------------------------------------------------------
Outstanding at August 31, 1997          30,500              $26.05
--------------------------------------------------------------------------
Exercisable at August 31, 1997          23,000              $21.93
==========================================================================


NOTE J - EMPLOYEE STOCK OWNERSHIP AND RETIREMENT PLANS

US Employees: Primarily all of the Company's full-time US employees are participants in the Applied Power Inc. Employee Stock Ownership Plan (the "ESOP Plan"). Under the provisions of the ESOP Plan, the plan administrator acquires shares of Class A common stock on the open market and allocates such shares to accounts set aside for Company employees' retirements. Contributions equal 3% of each employee's annual cash compensation, subject to IRS limitations. During the years ended August 31, 1997, 1996 and 1995, pre-tax expense related to the ESOP Plan was $2,614, $1,735 and $1,720, respectively.

The Company also offers an employee 401(k) Savings Plan (the "Savings Plan") to encourage eligible employees to save on a regular basis for their retirements. Primarily all full-time US employees are eligible to participate in the Savings Plan, and generally may contribute up to 15% of their base compensation. Effective January 1, 1996, the Company's annual match equals approximately 25% of each participant's first 6% of earnings. Expense attributable to the Savings Plan was approximately $1,035, $672 and $643 for 1997, 1996 and 1995, respectively.

Non-US Employees: The Company contributes to a number of retirement programs for employees outside the US. Pension expense amounted to approximately $1,000, $948 and $821 in 1997, 1996 and 1995, respectively. These plans are not required to report to US governmental agencies under the Employee Retirement Income Security Act of 1974 and the Company does not, therefore, determine the actuarial value of accumulated plan benefits or net assets available for benefits.

NOTE K - POSTRETIREMENT BENEFITS

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

Net periodic postretirement benefit expense for 1997, 1996 and 1995 included the following components:

------------------------------------------------------------------------
                                                1997    1996    1995
------------------------------------------------------------------------
 Service cost of benefits earned               $   5   $   8   $   9
 Interest cost on accumulated postretirement     353     400     482
 benefit obligation
 Amortization of unrecognized gain              (305)   (251)   (180)
------------------------------------------------------------------------
 Total Postretirement Benefit Expense          $  53   $ 157   $ 311
========================================================================


The Company's accumulated postretirement benefit obligation for such benefits is as follows:


--------------------------------------------------------------------
                                                   August 31,
--------------------------------------------------------------------
                                                1997       1996
--------------------------------------------------------------------
Retirees                                       $3,843     $4,174
Vested former employees                           748      1,029
Active employees                                  174        225
--------------------------------------------------------------------
Subtotal                                        4,765      5,428
Unrecognized gain                               4,312      4,131
--------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation  $9,077     $9,559
====================================================================

The Company's postretirement benefit obligation is not funded. Benefits paid in 1997 and 1996 were $128 and $22 higher than that expensed during those years, respectively. Payments in 1995 were $24 lower than that expensed during that year.

The health care cost trend rate used in the actuarial calculations was 10.2%, trending downward to 6.5% by the year 2009, and remaining level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% in each of the years 1997, 1996 and 1995. The effect of a one percentage-point increase in health care cost trend rates would change the accumulated postretirement benefit obligation by approximately 8%.

NOTE L - INCOME TAXES

Income tax expense for continuing operations consists of the following:

--------------------------------------------------------------------------
                                               1997     1996       1995
--------------------------------------------------------------------------
Currently Payable:
    Federal                                  $14,736  $ 9,361   $  7,007
    Foreign                                    5,415    6,059      6,313
    State                                      1,828    1,606      1,255
--------------------------------------------------------------------------
Subtotals                                     21,979   17,026     14,575
--------------------------------------------------------------------------
Deferred:
    Federal                                   (1,196)    (711)   (2,582)
    Foreign                                       87     (780)      230
    State                                       (165)     (97)     (355)
--------------------------------------------------------------------------
Subtotals                                     (1,274)   (1,588)  (2,707)
--------------------------------------------------------------------------
Totals                                       $20,705   $15,438  $11,868
==========================================================================

Components of deferred income tax benefits include the following:

--------------------------------------------------------------------------
                                               1997       1996     1995
--------------------------------------------------------------------------
Compensation and other employee benefits     $  (677)  $   371  $  (443)
Inventory items                                 (873)     (694)      26
Depreciation and amortization                    258    (1,917)    (956)
Restructuring expenses                           (65)      373      574
Deferred income                                  526       574   (1,225)
Book reserves and other items                   (443)     (295)    (683)
--------------------------------------------------------------------------
Totals                                      $ (1,274)  $(1,588) $(2,707)
==========================================================================

Income tax expense differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the US statutory rate to the effective tax rate follows:

------------------------------------------------------------------------------
                                                Percent of Pre-tax Earnings
------------------------------------------------------------------------------
                                                 1997       1996       1995
------------------------------------------------------------------------------
Federal statutory rate                           35.0%      35.0%      35.0%
State income taxes, net of Federal effect         1.7        2.0        1.6
Non-deductible amortization                       0.8        0.9        1.2
Net effects of foreign tax rates and credits     (4.2)      (5.0)      (5.6)
Other items                                      (0.3)      (1.5)         -
------------------------------------------------------------------------------
Effective Tax Rate                               33.0%      31.4%      32.2%
==============================================================================

Temporary differences and carryforwards which gave rise to the deferred tax assets and liabilities included the following items:

----------------------------------------------------------------------
                                                        August 31,
----------------------------------------------------------------------
                                                     1997      1996
----------------------------------------------------------------------
 Deferred tax assets:
    Operating loss and foreign tax credit          $ 3,487   $ 2,064
    carryforwards
    Compensation and other employee benefits         6,004     5,327
    Inventory items                                  6,531     5,821
    Restructuring expenses                             242       177
    Deferred income                                    611     1,137
    Book reserves and other items                    3,321     3,092
----------------------------------------------------------------------
                                                    20,196    17,618
    Valuation allowance                             (4,206)   (2,441)
----------------------------------------------------------------------
                                                    15,990    15,177
----------------------------------------------------------------------
 Deferred tax liabilities:
    Depreciation and amortization                   10,571    10,313
    Inventory items                                  3,882     4,045
    Other items                                      4,924     5,480
----------------------------------------------------------------------
                                                    19,377    19,838
----------------------------------------------------------------------
 Net Deferred Tax Liability                        $(3,387)  $(4,661)
======================================================================

The valuation allowance primarily represents foreign and state loss carryforwards for which utilization is uncertain. The increase in the valuation allowance represents the current year increase in such losses. The majority of the foreign losses may be carried forward indefinitely. The state loss carryforwards expire in various years through 2012.

Income taxes paid during 1997, 1996 and 1995 were $20,666, $17,039 and $12,280, respectively.

The Company's policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the US. Accordingly, the Company does not currently provide for the additional US and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to approximately $59,000 at August 31, 1997. If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $3,000 would have been necessary as of August 31, 1997.

Earnings from continuing operations before income taxes from non-US operations were $11,612, $10,639 and $16,156 for 1997, 1996 and 1995, respectively.

NOTE M - SEGMENT INFORMATION

The Company's operations are classified into three business segments: Tools & Supplies, Engineered Solutions and Technical Environments and Enclosures. Tools & Supplies is involved in the design, manufacture and distribution of tools and supplies to the construction, electrical wholesale, retail DIY, datacom, retail automotive, industrial and production automation markets. Engineered Solutions focuses on developing and marketing value-added, customized solutions for OEMs in the automotive, truck, off-highway equipment, medical, aerospace, semiconductor, defense and industrial markets. Technical Environments and Enclosures designs, manufactures and sells furnishings and enclosures utilized in technology intensive business environments.

Summarized financial information by business segment is as follows:

-----------------------------------------------------------------------
                                           1997      1996      1995
-----------------------------------------------------------------------
NET SALES:
Tools & Supplies                         $292,492  $281,225  $264,823
Engineered Solutions                      189,481   193,812   192,219
Technical Environments and Enclosures     190,343    96,178    70,016
-----------------------------------------------------------------------
Totals                                   $672,316  $571,215  $527,058
=======================================================================

OPERATIONS BEFORE INCOME TAXES:
Tools & Supplies                         $ 28,890  $ 35,044  $ 35,628
Engineered Solutions                       20,590    14,978    13,880
Technical Environments and Enclosures      30,636    13,678     8,289
General corporate and other               (17,373)  (14,533)  (20,924)
-----------------------------------------------------------------------
Totals                                   $ 62,743  $ 49,167  $ 36,873
=======================================================================

DEPRECIATION AND AMORTIZATION:
Tools & Supplies                         $  9,521  $  8,631  $  6,578
Engineered Solutions                        8,218     9,410     9,119
Technical Environments and Enclosures       5,849     2,971     2,704
General corporate and other                    75        66        55
-----------------------------------------------------------------------
Totals                                   $ 23,663  $ 21,078  $ 18,456
=======================================================================

CAPITAL EXPENDITURES:
Tools & Supplies                         $  8,125  $  9,515  $  6,440
Engineered Solutions                        6,133     6,497     6,321
Technical Environments and Enclosures       8,312     6,715     2,955
General corporate and other                    71         7       270
-----------------------------------------------------------------------
Totals                                   $ 22,641  $ 22,734  $ 15,986
=======================================================================

-----------------------------------------------------------------------
                                                   August 31,
-----------------------------------------------------------------------
                                           1997      1996      1995
-----------------------------------------------------------------------
ASSETS:
Tools & Supplies                         $196,666  $209,270  $163,053
Engineered Solutions                      120,372   122,669   129,682
Technical Environments and Enclosures     135,449    37,077    25,969
General corporate                          11,105    12,225    14,242
-----------------------------------------------------------------------
Totals                                   $463,592  $381,241  $332,946
=======================================================================

Summarized financial information by geographic region is as follows:

--------------------------------------------------------------------------
                                          1997        1996         1995
--------------------------------------------------------------------------
NET SALES:
North America                           $448,231    $360,844     $323,015
Europe                                   160,656     143,683      136,813
Japan and Asia Pacific                    51,961      56,750       55,208
Latin America                             11,468       9,938       12,022
--------------------------------------------------------------------------
Totals                                  $672,316    $571,215     $527,058
==========================================================================

OPERATIONS BEFORE INCOME TAXES:
North America                           $ 66,281    $ 45,070     $ 34,885
Europe                                    16,458      16,043       14,850
Japan and Asia Pacific                    (1,120)      3,772        7,207
Latin America                             (1,503)     (1,185)         855
General corporate and other              (17,373)    (14,533)     (20,924)
--------------------------------------------------------------------------
Totals                                  $ 62,743    $ 49,167     $ 36,873
==========================================================================

--------------------------------------------------------------------------
                                                       August 31,
--------------------------------------------------------------------------
                                          1997        1996         1995
--------------------------------------------------------------------------
ASSETS:
North America                           $299,572    $240,420     $192,032
Europe                                   109,220      78,445       77,505
Japan and Asia Pacific                    33,668      38,834       37,200
Latin America                             10,027      11,317       11,967
General corporate                         11,105      12,225       14,242
--------------------------------------------------------------------------
Totals                                  $463,592    $381,241     $332,946
==========================================================================

Operations before income taxes for each business and geographic segment do not include general corporate expenses, interest expense or currency exchange adjustments. Sales between business segments and geographic areas are insignificant and are accounted for at prices intended to yield a reasonable return to the selling affiliate. No single customer accounted for more than 10% of total sales in 1997, 1996 or 1995. Export sales from domestic operations were less than 10% in each of the periods presented.

Corporate assets, which are not allocated, represent principally cash and prepaid taxes.

NOTE N - CONTINGENCIES AND LITIGATION

The Company had outstanding letters of credit totaling $773 and $830 at August 31, 1997 and 1996, respectively. The letters of credit generally serve as collateral for liabilities included in the Consolidated Balance Sheet.

The Company is involved in various legal proceedings which have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor and patent claims. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when the occurrence of loss is probable and can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company's financial condition or results of operations.

The Company has facilities at numerous geographic locations which are subject to a range of environmental laws and regulations. Environmental costs are expensed or capitalized depending on their future economic benefit. Expenditures that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs can be reasonably estimated. Although the level of future expenditures for environmental remediation is impossible to determine with any degree of certainty, it is management's opinion that such costs will not have a material effect on the Company's financial position. Environmental remediation accruals of $448 and $611 were included in the Consolidated Balance Sheet at August 31, 1997 and 1996, respectively.

NOTE O - SUBSEQUENT EVENTS

Subsequent to year end, the Company, through a wholly-owned subsidiary, accepted for payment all shares of Versa Technologies, Inc. ("Versa/Tek") common stock which were tendered pursuant to the Company's tender offer to purchase all outstanding shares at a cash price of $24.625 net per share. Consideration for the transaction was expected to total approximately $140,000. The transaction will be funded with proceeds from a $140,000, 364-day revolving credit facility from existing lenders. Versa/Tek, based in Racine, Wisconsin, is a value-added manufacturer of custom engineered components and systems for diverse industrial markets.

Subsequent to year end, the Company agreed to terms for the acquisition of certain assets of Nylo-Flex Manufacturing Company, Inc. ("Nylo-Flex") for approximately $3,000 in cash. The transaction is expected to be funded by proceeds from borrowings under existing credit facilities. Nylo-Flex, headquartered in Mobile, Alabama, does business under the TAM name and is a manufacturer, packager and distributor of high quality battery terminals, battery cables and battery maintenance accessories to the automotive, marine, farm, fleet and industrial markets.

                     APPLIED POWER INC. AND SUBSIDIARIES


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (Dollars in Thousands)

                                                   Additions                   Deductions
                                            -----------------------     -----------------------
                                                                          Accounts
                              Balance at    Charged to                   Written Off                  Balance
                               Beginning     Costs and       Net            Less                      at End
         Description           of Period     Expenses      Acquired      Recoveries      Other       of Period
----------------------------- ----------    -----------    --------      -----------     ------      ---------
 Deducted from assets to
 which they apply:

 Allowance for losses -
   trade accounts receivable

 August 31, 1997                 $ 4,179      $1,696         $133           $1,370        $309        $ 4,329
                                 =======      ======         ====           ======        ====        =======
 August 31, 1996                 $ 3,593      $1,203         $100           $  662        $ 55        $ 4,179
                                 =======      ======         ====           ======        ====        =======
 August 31, 1995                 $ 3,131      $1,255            -           $  840        $(47)       $ 3,593
                                 =======      ======         ====           ======        ====        =======

 Allowance for losses -
   inventory
 August 31, 1997                 $12,045      $7,488         $456           $5,674        $452        $13,872
                                 =======      ======         ====           ======        ====        =======
 August 31, 1996                 $ 8,371      $7,529         $ 30           $3,794        $ 91        $12,045
                                 =======      ======         ====           ======        ====        =======
 August 31, 1995                 $ 6,268      $5,413            -           $3,429        $(119)      $ 8,371
                                 =======      ======         ====           ======        ====        =======


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               APPLIED POWER INC.
                                               (Registrant)

Dated:     November 14, 1997                   By: /s/ Robert C. Arzbaecher
                                                  -------------------------
                                                       Robert C. Arzbaecher
                                                       Vice President and
                                                       Chief Financial Officer


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

         SIGNATURE                                       TITLE
         ---------                                       -----

 /s/ Richard G. Sim                     Chairman of the Board, President and
---------------------------------       Chief Executive Officer; Director
 Richard G. Sim

 /s/ Robert C. Arzbaecher               Vice President and Chief Financial
---------------------------------       Officer (Principal Financial Officer)
 Robert C. Arzbaecher

 /s/ Richard D. Carroll                 Controller
---------------------------------       (Principal Accounting Officer)
 Richard D. Carroll

 /s/ H. Richard Crowther                Director
---------------------------------
 H. Richard Crowther

 /s/ Jack L. Heckel                     Director
---------------------------------
 Jack L. Heckel

 /s/ Richard A. Kashnow                 Director
---------------------------------
 Richard A. Kashnow

 /s/ L. Dennis Kozlowski                Director
---------------------------------
 L. Dennis Kozlowski

 /s/ John J. McDonough                  Director
---------------------------------
 John J. McDonough

------------
* Each of the above signatures is affixed as of November 14, 1997.

                              APPLIED POWER INC.
                        (COMMISSION FILE NO. 1-11288)
                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

                              INDEX TO EXHIBITS

                                                           INCORPORATED HEREIN                   FILED
 EXHIBIT                 DESCRIPTION                         BY REFERENCE TO                   HEREWITH
 ---------       ------------------------------            --------------------                --------
   3.1           (a)  Amended and Restated                 Exhibit 19.1(a) to the
                 Articles of Incorporation (as             Registrant's Form 10-Q for
                 adopted January 8, 1987)                  quarter ended February 28, 1990
                                                           ("2/28/90 10-Q")

                 (b)  Articles of Amendment to             Exhibit 19.1(b) to 2/28/90 10-Q
                 Amended and Restated Articles
                 of Incorporation, amending
                 Sections 3.1 and 3.2 of Article
                 III and Article IV (as adopted
                 January 13, 1990)


   3.2           Amended and Restated By-Laws                                                       X
                 (as last amended by amendment to
                 Section 3.01 decreasing the number
                 of directors to six, adopted August
                 8, 1996 and effective as of
                 January 8, 1997)

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

                                                           INCORPORATED HEREIN                   FILED
 EXHIBIT                 DESCRIPTION                         BY REFERENCE TO                   HEREWITH
 ---------       ------------------------------            --------------------                --------
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

                (b) First Amendment Agreement             Exhibit 4.3(b) to 1996 10-K
                dated as of August 29, 1996

   4.4          (a) Amended and Restated Receivables      Exhibit 4.4 to 1995 10-K
                Purchase Agreement, dated as of
                August 30, 1995, between Applied
                Power Inc., Barry Wright
                Corporation, Technical Environments
                and Enclosures, GB Electrical, Inc.,
                and certain other subsidiaries from
                time to time parties thereto, as
                sellers, and PNC Bank, National
                Association, and other financial
                institutions from time to time parties
                thereto, as purchasers

                (b) First Amendment to Amended            Exhibit 4.4(b) to 1996 10-K
                and Restated Receivables Purchase
                Agreement dated as of August 30,
                1996

                (c)  Second Amended and Restated                                                    X
                Receivables Purchase Agreement
                dated as of February 28, 1997

   4.5          Credit Agreement, dated as of             Exhibit (b)(2) filed with Amendment
                October 3, 1997 among Applied             No. 3 to the Registrant's Tender
                Power Inc., Bank of America               Offer Statement on Schedule 14D-1
                National Trust and Savings                dated October 6, 1997
                Association, as agent, and the other      (File No. 5-13342)
                financial institutions party hereto

                                                           INCORPORATED HEREIN                   FILED
 EXHIBIT                 DESCRIPTION                         BY REFERENCE TO                   HEREWITH
 ---------       ------------------------------            --------------------                --------
   4.6          Multi-currency Credit Agreement,                                                    X
                dated as of October 22, 1997
                between Applied Power Inc. and
                Applied Power Finance, S.A., as
                borrowers, various financial
                institutions, as lenders, Bank of
                America National Trust and Savings
                Association, as agent, and BA
                Robertson Stephens, as arranger

  10.1*         Employment Agreement dated                Exhibit 10.1 to the Registrant's
                May 9, 1994 between Applied               form 10-K for fiscal year ended
                Power Inc. and Richard G. Sim             August 31, 1994
                (superseding Employment Agreement
                dated July 5, 1985, as amended)

  10.2*         (a) Applied Power Inc. 1985 Stock         Exhibit 10.2(a) to the Registrant's
                Option Plan adopted by Board of           Form 10-K for fiscal year ended
                Directors on August 1, 1985 and           August 31, 1989 ("1989 10-K")
                approved by shareholders on
                January 6, 1986, as amended
                ("1985 Plan")

                (b) Amendment to 1985 Plan adopted        Exhibit 10.2(b) to 1989 10-K
                by Board of Directors on November
                8, 1989 and approved by shareholders
                on January 13, 1990

                (c) Amendment to 1985 Plan adopted        Exhibit 10.2(c) to the
                by Board of Directors on August 9,        Registrant's Form 10-K for fiscal year
                1990                                      ended August 31, 1990 ("1990 10-K")

                (d) Amendment to 1985 Plan adopted                                                  X
                by Board of Directors on May 8, 1997

  10.3*         (a) Applied Power Inc. 1987               Exhibit 10.8 to the Registrant's
                Nonqualified Stock Option Plan            Form 10-K for fiscal year ended
                adopted by Board of Directors on          August 31,1987
                November 3, 1987 and approved by
                shareholders on January 7, 1988
                ("1987 Plan")

* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                           INCORPORATED HEREIN                   FILED
 EXHIBIT                 DESCRIPTION                         BY REFERENCE TO                   HEREWITH
 ---------       ------------------------------            --------------------                --------
                (b) Amendment to 1987 Plan adopted        See Exhibit 10.2(b)
                by Board of Directors on November
                8, 1989 and approved by shareholders
                on January 13, 1990

                (c) Amendment to 1987 Plan adopted                                                  X
                by Board of Directors on May 8, 1997

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

                (c) Amendment to 1990 Plan adopted                                                  X
                by Board of Directors on May 8, 1997

  10.5*         Description of Fiscal 1997                Exhibit 10.6 to 1996 10-K
                Management Bonus Arrangements

  10.6*         Description of Fiscal 1998                                                          X
                Management Bonus Arrangements

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

* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                           INCORPORATED HEREIN                   FILED
 EXHIBIT                 DESCRIPTION                         BY REFERENCE TO                   HEREWITH
 ---------       ------------------------------            --------------------                --------
                 (c) Amendment to 1989 Plan               Exhibit 10.7(c) to 1996 10-K
                 adopted by Board of Directors on
                 October 31, 1996

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

  10.10*         (a) 1996 Stock Plan adopted by Board     Annex A to the Registrant's Proxy
                 of Directors on August 8, 1996 and       Statement dated November 19, 1996
                 proposed for shareholder approval        for 1997 Annual Meeting of
                 on January 8, 1997                       Shareholders

                 (b) Amendment to 1996 Stock Plan                                                   X
                 adopted by Board of Directors on
                 May 8, 1997

  10.11*         Deferred Compensation Plan               Exhibit 10.11 to 1996 10-K
                 adopted by Board of Directors on
                 October 31, 1996

  10.12          Agreement and Plan of Merger,            Exhibit (c)(1) to Registrant's
                 dated as of September 2, 1997,           Tender Offer Statement on
                 among Applied Power Inc., TVPA           Schedule 14D-1 filed on September
                 Corp. and Versa Technologies, Inc.       5, 1997 (File No. 5-13342)

  11             Statement regarding Computation of                                                 X
                 Earnings Per Share

  21             Subsidiaries of the Registrant                                                     X

  23             Consent of Deloitte & Touche LLP                                                   X


* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                           INCORPORATED HEREIN                   FILED
 EXHIBIT                 DESCRIPTION                         BY REFERENCE TO                   HEREWITH
 ---------       ------------------------------            --------------------                --------
    24           Power of Attorney                        See Signature Page of this report

    27           Financial Data Schedule                                                            X
