Form 10-Q
period 1997-11-30
APPLIED POWER INC
filed 1998-01-13
CIK 6955

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


Mark One
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended November 30, 1997

                                      OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 1-11288


                              APPLIED POWER INC.
                              -----------------
            (Exact name of Registrant as specified in its charter)


        Wisconsin                                             39-0168610
        ---------                                             ----------
(State of incorporation)                               (I.R.S. Employer Id. No.)


                        13000 West Silver Spring Drive
                            Butler, Wisconsin 53007
          Mailing address:  P. O. Box 325, Milwaukee, Wisconsin 53201
          -----------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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


Number of outstanding shares of Class A Common Stock: 13,873,203 as of December 31, 1997.

The Index to Exhibits appears on Page 11.

                              APPLIED POWER INC.

                                     INDEX

                                                                       Page  No.
                                                                       ---------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Unaudited Condensed Consolidated Financial Statements

              Condensed Consolidated Statement of Earnings -
                Three Months Ended November 30, 1997 and 1996.........      3

              Condensed Consolidated Balance Sheet -
                November 30, 1997 and August 31, 1997.................      4

              Condensed Consolidated Statement of Cash Flows -
                Three Months Ended November 30, 1997 and 1996.........      5

              Notes to Condensed Consolidated Financial Statements....      6

Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................      7

PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K.............................      9

SIGNATURE.............................................................     10
---------

PART I  - FINANCIAL INFORMATION


Item 1 - Financial Statements
-----------------------------

                              APPLIED POWER INC.
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                            Three Months Ended November 30,
                                                                            -------------------------------
                                                                              1997                  1996
                                                                            ---------             ---------
Net Sales                                                                   $ 208,689             $ 153,096

Cost of Products Sold                                                         135,698                92,458
                                                                            ---------             ---------

      Gross Profit                                                             72,991                60,638

Engineering, Selling and Administrative Expenses                               47,670                42,235
Amortization of Intangible Assets                                               2,312                 1,498
                                                                            ---------             ---------

      Operating Earnings                                                       23,009                16,905

Other Expense(Income):
      Net financing costs                                                       4,147                 2,625
      Other - net                                                                 114                   (66)
                                                                            ---------             ---------

Earnings Before Income Tax Expense                                             18,748                14,346

Income Tax Expense                                                              6,562                 4,806
                                                                            ---------             ---------

Net Earnings                                                                $  12,186             $   9,540
                                                                            =========             =========

Primary Earnings Per Share:
  Earnings Per Share                                                        $    0.83             $    0.67
                                                                            =========             =========
  Weighted Average Common and Equivalent Shares Outstanding (000's)            14,651                14,186
                                                                            =========             =========

Fully Diluted Earnings Per Share:
  Earnings Per Share                                                        $    0.83             $    0.67
                                                                            =========             =========
  Weighted Average Common and Equivalent Shares Outstanding (000's)            14,652                14,237
                                                                            =========             =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollars in thousands, except per share amounts)


                                                                            November 30,    August 31,
                                                                                1997           1997
                                                                            ------------    ----------
                                                                            (Unaudited)
                                ASSETS

Current Assets:
     Cash and cash equivalents                                                $  5,143       $  5,846
     Net accounts receivable                                                    70,111         84,697
     Net inventories                                                           122,715        115,761
     Prepaid expenses and deferred taxes                                        22,068         19,602
                                                                              --------       --------
               Total Current Assets                                            220,037        225,906

Other Assets                                                                     8,731          7,305
Goodwill                                                                       200,595        109,078
Other Intangibles                                                               46,714         30,723
Net Property, Plant and Equipment                                              119,298         90,580
                                                                              --------       --------

Total Assets                                                                  $595,375       $463,592
                                                                              ========       ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Short-term borrowings                                                    $ 26,689       $ 21,428
     Trade accounts payable                                                     54,448         54,555
     Accrued compensation and benefits                                          23,202         24,736
     Income taxes payable                                                        6,676          7,093
     Other current liabilities                                                  24,185         20,462
                                                                              --------       --------
               Total Current Liabilities                                       135,200        128,274

Long-Term Debt                                                                 204,983        101,663
Deferred Income Taxes                                                           15,494         14,596
Other Liabilities                                                               22,380         14,950

Shareholders' Equity:
     Common stock, $0.20 par value, authorized 40,000,000 shares, issued
       and outstanding 13,867,028 and 13,816,678 shares, respectively            2,773          2,763
     Additional paid-in capital                                                 39,829         38,388
     Retained earnings                                                         178,546        166,776
     Cumulative translation adjustments                                         (3,830)        (3,818)
                                                                              --------       --------
Total Shareholders' Equity                                                     217,318        204,109
                                                                              --------       --------

Total Liabilities and Shareholders' Equity                                    $595,375       $463,592
                                                                              ========       ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                              Three Months Ended November 30,
                                                              -------------------------------
                                                                   1997              1996
                                                              --------------    -------------
Operating Activities
--------------------
Net Earnings                                                    $  12,186          $  9,540
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
       Depreciation and amortization                                7,661             5,735
       Changes in operating assets and liabilities, excluding
         the effects of business acquisitions:
              Accounts receivable                                    (731)            2,297
              Inventories                                           5,201            (1,687)
              Prepaid expenses and other assets                      (917)           (1,766)
              Trade accounts payable                               (6,688)           (3,850)
              Other liabilities                                    (6,577)             (211)
              Income taxes payable                                   (394)             (992)
                                                                ---------          --------
  Net Cash Provided By Operating Activities                         9,741             9,066

Investing Activities
--------------------
Proceeds on the sale of property, plant and equipment                  -              2,695
Purchases of property, plant and equipment                         (7,247)           (4,927)
Cash used for business acquisitions                              (143,868)          (52,000)
Other                                                                 (30)               -
                                                                ---------          --------
  Net Cash Used In Investing Activities                          (151,145)          (54,232)

Financing Activities
--------------------
Proceeds from issuance of long-term debt                          141.878            52,000
Principal payments on long-term debt                              (38,229)          (12,000)
Net borrowings(repayments) on short-term credit facilities          6,076             4,932
Additional receivables financed                                    30,000               525
Dividends paid on common stock                                       (416)             (412)
Stock options exercised                                             1,451             1,548
Other                                                                (217)               -
                                                                ---------          --------
  Net Cash Provided By Financing Activities                       140,543            46,593

Effect of Exchange Rate Changes on Cash                               158              (534)
                                                                ---------          --------

Net (Decrease) Increase in Cash and Cash Equivalents                 (703)              893

Cash and Cash Equivalents - Beginning of Period                     5,846             1,001
                                                                ---------          --------

Cash and Cash Equivalents - End of Period                       $   5,143          $  1,894
                                                                =========          ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements of Applied Power Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes thereto in the Company's 1997 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist of only those of a recurring nature. Operating results for the three months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1998.

Note B - Acquisitions
---------------------

On October 16, 1997, the Company's CalTerm subsidiary acquired substantially all of the assets of Nylo-Flex Manufacturing Company, Inc. ("Nylo-Flex") for approximately $3,000 in cash. The transaction was funded through borrowings under then existing credit facilities. Goodwill totaling approximately $1,400 was recorded in the acquisition. Nylo-Flex, which does business under the TAM name, is headquartered in Mobile, Alabama. Nylo-Flex is a manufacturer, packager, and distributor of high quality battery terminals, battery cables, and battery maintenance accessories to the automotive, marine, farm, fleet, and industrial markets. The operating results of Nylo-Flex subsequent to October 16, 1997 are included in the Condensed Consolidated Statement of Earnings.

On October 6, 1997, the Company, through a wholly-owned subsidiary, accepted for payment all shares of Versa Technologies, Inc. ("Versa/Tek") common stock which were tendered pursuant to the Company's tender offer to purchase all outstanding shares at a cash price of $24.625 net per share. Cash paid for the transaction totaled approximately $141,000. Preliminary allocations of the purchase price result in approximately $97,000 of goodwill. The transaction was primarily funded with proceeds from a $140,000, 364-day revolving credit facility from the Company's then existing lenders. Versa/Tek, based in Racine, Wisconsin, is a value-added manufacturer of custom engineered components and systems for diverse industrial markets. The operating results of Versa/Tek subsequent to the acquisition date are included in the Condensed Consolidated Statement of Earnings. The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the acquisition of Versa/Tek had been completed on September 1, 1996, the beginning of the 1997 fiscal year. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, depreciation, goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on September 1, 1996 or that may be obtained in the future. The pro forma data do not give effect to the acquisitions completed subsequent to November 30, 1997. See Note E - "Subsequent Events."

--------------------------------------------------------------------------------
                                                 Three Months Ended November 30,
--------------------------------------------------------------------------------
                                                 1997                   1996
--------------------------------------------------------------------------------
Net Sales                                        $218,019               $176,884
Net Earnings                                     $ 12,263               $  8,497
Net Earnings Per Share                           $   0.84               $   0.60
--------------------------------------------------------------------------------

All acquisitions were accounted for using the purchase method.

Note C - Accounts Receivable Financing
--------------------------------------

On November 20, 1997, the Company replaced its former $50,000 accounts receivable financing facility with a new facility that provides up to $80,000 of multi-currency accounts receivable financing. The new agreement expires in November 2000. All other terms of the agreement remain the same.

Note D - Net Inventories
------------------------

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

Note E - Subsequent Events
--------------------------

In December 1997, the Company signed definitive agreements to purchase two additional businesses. Total consideration for the two transactions is expected to approximate $28,000 in cash, plus additional future consideration based on financial performance. The transactions are subject to various approvals and are expected to close in late January 1998. Consideration for the two transactions will be funded through the Company's existing credit facilities. The first transaction is the acquisition of substantially all of the assets of Performance Manufactured Products Inc. ("PMP") and a related entity. PMP, located in San Jose, California, is a manufacturer and integrator of custom electronic enclosures, and will be included with the Company's Technical Environments and Enclosures ("TEE") segment. The second transaction is the purchase of the stock of Ancor Products, Inc. ("Ancor"). Ancor, headquartered in Cotati, California, is a market leader in electrical products to the marine industry. Ancor will be included in the Company's Tools & Supplies segment.

In January 1998, the Company signed a definitive agreement to acquire all of the outstanding capital stock of Del City Wire Co., Inc. ("Del City") for approximately $23,000 in cash. The transaction is subject to various approvals, is expected to close in late January 1998, and will be funded through the Company's existing credit facilities. Del City, headquartered in Oklahoma City, OK, is a direct catalog supplier of electrical wire, consumables, and accessories to wholesale and OEM customers in the heavy equipment, automotive, trucking, marine, and industrial markets. Del City is also a domestic manufacturer of solderless terminals, molded electrical plugs, battery cables, and related products. Del City will be integrated into the Company's Tools & Supplies segment.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
(Dollars in thousands, except per share amounts)

Results of Operations
---------------------

The Company reported record sales and earnings for the quarter ended November 30, 1997. Net earnings for the first quarter of fiscal 1998 were $12,186, or $0.83 per share, compared to $9,540, or $0.67 per share, recorded in the first quarter of fiscal 1997. Increased sales, due in part to acquisitions, and tight controls over operating costs contributed to the improved results. Sales for the three month period ended November 30, 1997 were $208,689, an increase of 36 percent over the $153,096 reported in the comparable prior year period. Foreign currency translation had the effect of reducing reported fiscal 1998 first quarter sales by approximately 4 percent. Excluding the effect of currency and acquisitions, sales grew 17 percent for the quarter.

Certain prior year amounts previously reported in Tools & Supplies have been reclassified into Engineered Solutions to conform to fiscal 1998 presentation.

----------------------------------------------------------------------------------------------
                                             Three Months Ended November 30,
----------------------------------------------------------------------------------------------
SALES BY SEGMENT                                  1997             1996              Change
----------------------------------------------------------------------------------------------
Tools & Supplies                               $ 76,473         $ 72,135              6 %
Engineered Solutions                             68,379           45,350             51 %
Technical Environments and Enclosures            63,837           35,611             79 %
----------------------------------------------------------------------------------------------
Total                                          $208,689         $153,096             36 %
==============================================================================================

Revenues from Tools & Supplies increased 6 percent from the first quarter of fiscal 1997 despite the effect of the strengthening US Dollar, which negatively impacted its current period sales by approximately 4 percent. Acquisitions accounted for approximately $2,669 of the sales increase. The majority of the remaining increase was generated from the electrical wholesale and retail Do-It-Yourself markets.

Engineered Solutions reported a first quarter sales increase of 51 percent over the comparable prior year period. Certain businesses purchased in the Versa/Tek acquisition combined to contribute approximately $16,894 in sales to this segment in fiscal 1998. New products introduced in the aerospace market and an improving truck market in Europe produced additional revenue growth.

Technical Environments and Enclosures revenues grew by 79 percent, bolstered by the strategic acquisition of the Everest, C Fab, and Hormann businesses during fiscal 1997, which added approximately $19,509 in sales for the three months ended November 30, 1997. The continued expansion in both the size and geographic placement of its direct sales force also contributed to the increased sales.

------------------------------------------------------------------------------------------------------
                                                   Three Months Ended November 30,
------------------------------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT                             1997                1996             Change
------------------------------------------------------------------------------------------------------
Tools & Supplies                                  $27,909             $29,385             (5)%
Engineered Solutions                               21,898              14,588             50 %
Technical Environments and Enclosures              23,184              16,665             39 %
------------------------------------------------------------------------------------------------------
Total                                             $72,991             $60,638             20 %
======================================================================================================

Total gross profit increased 20 percent from the first quarter of fiscal 1997, primarily due to increased sales volume and the resulting fixed manufacturing cost leverage. Overall, the Company's gross profit percentage decreased to 35.0 percent from 39.6 percent for the three months ended November 30, 1997 and 1996, respectively. The decrease is mainly attributable to the acquisition of lower gross profit margin enclosure businesses within TEE. Despite the increase in sales, Tools & Supplies reported a decrease in gross profit. The effect of the stronger dollar on foreign currency translation reduced this segment's reported gross profit by approximately $1,500, or 5 percent.

                                                   Three Months Ended November 30,
------------------------------------------------------------------------------------------------------
ENGINEERING, SELLING AND ADMIN. EXPENSES            1997                1996              Change
------------------------------------------------------------------------------------------------------
Tools & Supplies                                  $18,509             $19,761             (6)%
Engineered Solutions                               12,672              10,453             21 %
Technical Environments and Enclosures              14,344              10,802             33 %
General Corporate                                   2,145               1,219             76 %
------------------------------------------------------------------------------------------------------
Total                                             $47,670             $42,235             13 %
======================================================================================================

First quarter engineering, selling and administrative ("operating") expenses were 13 percent higher than reported in the first quarter of fiscal 1997, reflecting the impact of acquisitions, which added approximately $4,100 in operating expenses for the quarter, and the higher sales levels. In total, operating expenses were reduced to 22.8 percent of net sales compared to 27.6 percent for the first quarter ended November 30, 1996. The reduction was the result of continued efforts to aggressively manage spending levels throughout the Company, along with the acquisition of enclosure businesses within TEE, which have a lower percentage of operating expenses. The operating profit margin remained constant at 11 percent.

Amortization expense for the quarter ended November 30, 1997 was higher than that reported for the three months ended November 30, 1996 due to the acquisitions made subsequent to the first quarter of fiscal 1997, including primarily C Fab, Hormann, and Versa/Tek.

Net financing costs for the three months ended November 30, 1997 increased over the prior year comparable period as a result of the additional borrowings for the acquisitions subsequent to the first quarter of fiscal 1997.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $5,143 at November 30, 1997 and $5,846 at August 31, 1997. In order to minimize net financing costs, the Company intentionally maintains low cash balances by using available cash to reduce short-term bank borrowings.

Net cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $9,741 and $9,066 for the three month periods ended November 30, 1997 and 1996, respectively. Increased sales volume, which resulted in higher operating earnings, generated the improvement.

Net cash used in investing activities totaled $151,145 for the first quarter of fiscal 1998, $7,247 of which was used for capital expenditures and $143,868 for the acquisitions of Versa/Tek and Nylo-Flex. Higher capital expenditures relative to the prior year are due to buildings and equipment additions supporting the growth in the TEE segment, particularly the enclosure businesses.

TOTAL CAPITALIZATION                   November 30, 1997        August 31, 1997
--------------------------------------------------------------------------------
Shareholders' Equity                   $ 217,318      47%       $ 204,109    60%
Total Debt                               231,672      50%         123,091    36%
Deferred Taxes                            15,494       3%          14,596     4%
--------------------------------------------------------------------------------
Total                                  $ 464,484     100%       $ 341,796   100%
================================================================================

On October 22, 1997, the Company replaced its $170,000 multi-currency credit agreement and its 364-day, $140,000 credit agreement with a new multi-currency credit agreement which provides up to $350,000 in borrowings and expires in 2002. Outstanding debt at November 30, 1997 totaled $231,672, an increase of approximately $109,000 since the beginning of the fiscal year. Despite the acquisition of Versa/Tek and the resulting $140,000 borrowing, the Company was able to pay down approximately $34,000 in the two months subsequent to the acquisition through strong operating cash flows and a $30,000 increase in the amount of accounts receivable sold. On November 20, 1997, the Company replaced its former $50,000 accounts receivable financing facility with a new facility that provides up to $80,000 of multi-currency accounts receivable financing. The new agreement expires in November 2000. All other terms of the agreement remain the same. Debt as a percentage of total capitalization ended the quarter at 50 percent, up from 36 percent at the beginning of the year. Dividends of $416 were paid, while the exercise of stock options generated an additional $1,451 of cash.

PART II -  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) See Index to Exhibits on page 11, which is incorporated herein by reference.

(b) The Company filed a Current Report on Form 8-K dated October 3, 1997 reporting under Item 2 that the Company had accepted for payment all shares of Versa Technologies, Inc. common stock tendered pursuant the Company's tender offer to acquire all outstanding shares at a cash price of $24.625 net per share. The required Item 7 pro forma disclosures were filed as an amendment to the Current Report on Form 8-K/A on December 17, 1997.

     The Company filed a Current Report on Form 8-K dated November 4, 1997 reporting under Item 4 that the Company had replaced Deloitte & Touche LLP with Coopers & Lybrand LLP as the Company's independent certified public accountants for the fiscal year ended August 31, 1998.

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


                                       APPLIED POWER INC.
                                       ------------------
                                       (Registrant)



Date: January 13, 1998                 By: /s/ Robert C. Arzbaecher
                                           ------------------------
                                           Robert C. Arzbaecher
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and duly authorized to sign
                                           on behalf of the registrant)

                              APPLIED POWER INC.

                               INDEX TO EXHIBITS

                        FISCAL 1998 FIRST QUARTER 10-Q

Exhibit
Number                          Description                       Filed Herewith
-------            ---------------------------------------        --------------
  4.1              Receivables Purchase Agreement                      X
                   dated as of November 20, 1997
                   among Applied Power Credit Corporation
                   as Seller, Applied Power Inc. individually
                   and as Servicer and Barton Capital Corporation
                   as Purchaser and Societe Generale as Agent

  11               Computation of Earnings Per Share                   X

  27               Financial Data Schedule                             X