Form 10-Q
period 1998-02-28
APPLIED POWER INC
filed 1998-04-02
CIK 6955

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

Mark One
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended February 28, 1998

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

Number of outstanding shares of Class A Common Stock: 27,936,356 as of March 31, 1998.

                                   APPLIED POWER INC.

                                          INDEX


                                                                               Page  No.
                                                                               ---------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Unaudited Condensed Consolidated Financial Statements

          Condensed Consolidated Statement of Earnings -
             Three and Six Months Ended
             February 28, 1998 and February 28, 1997.............................  3

          Condensed Consolidated Balance Sheet -
            February 28, 1998 and August 31, 1997................................  4

          Condensed Consolidated Statement of Cash Flows -
             Six Months Ended February 28, 1998 and February 28, 1997............  5

          Notes to Condensed Consolidated Financial Statements...................  6

Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations..............................................  9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk..............  11


PART II - OTHER INFORMATION
---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders.....................  11

Item 6 - Exhibits and Reports on Form 8-K........................................  11

SIGNATURE........................................................................  12

PART I  - FINANCIAL INFORMATION


Item 1 - Financial Statements
-----------------------------

                              APPLIED POWER INC.
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                               Three Months                           Six Months
                                                                  Ended                                 Ended
                                                               February 28,                          February 28,
                                                    ----------------------------------     --------------------------------
                                                         1998                1997               1998               1997
                                                    --------------      --------------     --------------      ------------
Net Sales                                           $     $217,145      $      157,170     $      425,834      $    310,266

Cost of Products Sold                                      140,979              96,737            276,677           189,195
                                                    --------------      --------------     --------------      ------------

       Gross Profit                                         76,166              60,433            149,157           121,071

Engineering, Selling and Administrative Expenses            49,924              41,812             97,594            84,047
Amortization of Intangible Assets                            2,889               1,799              5,201             3,297
                                                    --------------      --------------     --------------      ------------

       Operating Earnings                                   23,353              16,822             46,362            33,727

Other Expense(Income):
      Net financing costs                                    5,323               3,195              9,470             5,820

      Other - net                                             (309)               (612)              (195)             (678)
                                                    --------------      --------------     --------------      ------------

Earnings Before Income Tax Expense                          18,339              14,239             37,087            28,585

Income Tax Expense                                           6,419               4,770             12,981             9,576
                                                    --------------      --------------     --------------      ------------

Net Earnings                                        $       11,920      $        9,469     $       24,106      $     19,009
                                                    ==============      ==============     ==============      ============

Basic Earnings Per Share:
  Earnings Per Share                                $         0.43      $         0.34               0.87              0.69
                                                    ==============      ==============     ==============      ============

  Weighted Average Common
       Shares Outstanding (000's)                   $       27,775      $       27,535             27,728            27,462
                                                    ==============      ==============     ==============      ============

Diluted Earnings Per Share:
  Earnings Per Share                                $         0.40      $         0.33     $         0.82      $       0.67
                                                    ==============      ==============     ==============      ============
  Weighted Average Common and Equivalent
       Shares Outstanding (000's)                           29,439              28,691             29,371            28,525
                                                    ==============      ==============     ==============      ============



     See accompanying Notes to Condensed Consolidated Financial Statements

                                          APPLIED POWER INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEET
                           (Dollars in thousands, except per share amounts)

                                                                           February 28,      August 31,
                                                                               1998             1997
                                                                           ------------     ------------
                                                                           (Unaudited)
                                                ASSETS
Current Assets:
     Cash and cash equivalents                                             $      7,010     $      5,846
     Net accounts receivable                                                     76,908           84,697
     Net inventories                                                            130,190          115,761
     Prepaid expenses and deferred taxes                                         23,569           19,602
                                                                           ------------     ------------
             Total Current Assets                                               237,677          225,906

Other Assets                                                                     10,397            7,305
Goodwill                                                                        260,361          109,078
Other Intangibles                                                                46,688           30,723
Net Property, Plant and Equipment                                               124,240           90,580
                                                                           ------------     ------------
Total Assets                                                               $    679,363     $    463,592
                                                                           ============     ============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Short-term borrowings                                                 $     15,585     $     21,428
     Trade accounts payable                                                      62,335           54,555
     Accrued compensation and benefits                                           28,207           24,736
     Income taxes payable                                                         4,118            7,093
     Other current liabilities                                                   24,975           20,462
                                                                           ------------     ------------
             Total Current Liabilities                                          135,220          128,274

Long-Term Debt                                                                  272,262          101,663
Deferred Income Taxes                                                            16,913           14,596
Other Liabilities                                                                27,241           14,950

Shareholders' Equity:
     Common Stock, issued and outstanding 27,836,656 and
       13,816,678 shares, respectively                                            5,567            2,763
     Additional paid-in capital                                                  38,538           38,388
     Retained earnings                                                          190,049          166,776
     Cumulative translation adjustments                                          (6,427)          (3,818)
                                                                           ------------     ------------
Total Shareholders' Equity                                                      227,727          204,109
                                                                           ------------     ------------
Total Liabilities and Shareholders' Equity                                 $    679,363     $    463,592
                                                                           ============     ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                  Six Months Ended
                                                                    February 28,
                                                               ----------------------
                                                                  1998         1997
                                                               ---------     --------
Operating Activities
--------------------
Net Earnings                                                   $  24,106     $ 19,009
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
    Depreciation and amortization                                 16,325       11,989
    Changes in operating assets and liabilities, excluding
      the effects of business acquisitions:
        Accounts receivable                                       (1,478)         276
        Inventories                                                6,499       (4,999)
        Prepaid expenses and other assets                         (2,216)      (2,495)
        Trade accounts payable                                      (938)      (3,182)
        Other liabilities                                        (12,179)      (2,894)
        Income taxes payable                                      (2,679)      (3,589)
                                                               ---------     --------
    Net Cash Provided By Operating Activities                     27,440       14,115

Investing Activities
--------------------
Proceeds on the sale of property, plant and equipment             10,275        2,969
Purchases of property, plant and equipment                       (13,756)     (10,862)
Cash used for business acquisitions                             (214,495)     (63,312)
Other                                                                (14)         (15)
                                                               ---------     --------
    Net Cash Used In Investing Activities                       (217,990)     (71,220)

Financing Activities
--------------------
Proceeds from issuance of long-term debt                         206,690       64,000
Principal payments on long-term debt                             (40,295)     (18,649)
Net borrowings (repayments) on short-term credit facilities       (4,083)       9,421
Debt financing costs                                                (382)          --
Additional receivables financed                                   27,933          525
Dividends paid on common stock                                      (833)        (826)
Stock options exercised                                            2,954        2,346
                                                               ---------     --------
    Net Cash Provided By Financing Activities                    191,984       56,817

Effect of Exchange Rate Changes on Cash                             (270)        (629)
                                                               ---------     --------

Net Increase (Decrease) in Cash and Cash Equivalents               1,164         (917)

Cash and Cash Equivalents - Beginning of Period                    5,846        1,001
                                                               ---------     --------
Cash and Cash Equivalents - End of Period                      $   7,010     $     84
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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist of only those of a recurring nature. Operating results for the three and six months ended February 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1998.

Note B - Earnings Per Share
---------------------------

During the quarter, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which was issued by the Financial Accounting Standards Board (FASB) in February 1997. Under the new pronouncement, the dilutive effect of stock options is excluded from the calculation of primary earnings per share, now called basic earnings per share. Earnings per share information for all prior periods presented has been restated to conform with the new calculation under SFAS No. 128.

The reconciliations between basic and diluted earnings per share are as follows:


                                                             Three Months Ended                      Six Months Ended
                                                                February 28,                           February 28,
                                                     -----------------------------------    ----------------------------------
                                                          1998                1997               1998               1997
                                                     ---------------     ---------------    ---------------    ---------------
Numerator:
   Net earnings for basic and diluted
    earnings per share                               $        11,920     $         9,469    $        24,106    $        19,009
                                                     ===============     ===============    ===============    ===============
Denominator:
   Weighted average common shares for basic
    earnings per share                                        27,775              27,535             27,728             27,462

   Net effect of dilutive options based on
    the treasury stock method using average
    market price                                               1,664               1,156              1,643              1,063
                                                     ---------------     ---------------    ---------------    ---------------

   Weighted average common and equivalent
    shares outstanding for diluted
     earnings per share                                       29,439              28,691             29,371             28,525
                                                     ===============     ===============    ===============    ===============

Basic Earnings Per Share                             $          0.43     $          0.34    $          0.87    $          0.69
                                                     ===============     ===============    ===============    ===============

Diluted Earnings Per Share                           $          0.40     $          0.33    $          0.82    $          0.67
                                                     ===============     ===============    ===============    ===============

Note C - Acquisitions
---------------------

On February 12, 1998, the Company completed the acquisition of all of the outstanding capital stock of Del City Wire Co., Inc. ("Del City") at a cash price of approximately $22,400. Cash paid for the transaction was funded through borrowings under existing credit facilities. Preliminary allocations of the purchase price resulted in approximately $19,400 of the purchase price being assigned to goodwill. Headquartered in Oklahoma City, Oklahoma, Del City is a direct catalog supplier of electrical wire, consumables, and accessories to wholesale and OEM customers in the heavy equipment, automotive, trucking, marine, and industrial markets. Del City is also a domestic manufacturer of solderless terminals, molded electrical plugs, battery cables, and related products. The operating results of Del City subsequent to February 12, 1998 are included in the Condensed Consolidated Statement of Earnings.

The Company also purchased all of the outstanding shares of capital stock of AA Manufacturing, Inc. ("AA") on February 12, 1998 for approximately $19,700 in cash which was funded through borrowings under existing credit facilities. Preliminary purchase price allocations show that the transaction generated goodwill of approximately $16,100. AA, headquartered in Garland, Texas, with a separate facility in Austin, Texas, is a manufacturer and integrator of custom electronic enclosures. The operating results of AA subsequent to February 12, 1998 are included in the Condensed Consolidated Statement of Earnings.

On January 22, 1998, the Company completed the acquisition of substantially all of the assets of Performance Manufactured Products Inc. and a related entity ("PMP") for approximately $23,700 in cash and approximately $5,000 of assumed debt. The transaction was funded through borrowings under existing credit facilities. Goodwill totaling approximately $17,100 was recorded in the acquisition as a result of preliminary allocations of the purchase price. PMP, headquartered in San Jose, California, is a manufacturer and integrator of custom electronic enclosures. The operating results of PMP subsequent to January 22, 1998 are included in the Condensed Consolidated Statement of Earnings.

On January 13, 1998, the Company completed the acquisition of all of the outstanding capital stock of Ancor Products, Inc. ("Ancor"). Cash paid for the transaction totaled approximately $4,700 and the Company assumed $100 in debt of Ancor. Preliminary allocations of the purchase price result in approximately $2,900 of goodwill. The transaction was funded through borrowings under existing credit facilities. Ancor, headquartered in Cotati, California, is a market leader in electrical products to the marine industry. The operating results of Ancor subsequent to the acquisition date are included in the Condensed Consolidated Statement of Earnings.

On October 16, 1997, the Company's CalTerm subsidiary acquired substantially all of the assets of Nylo-Flex Manufacturing Company, Inc. ("Nylo-Flex") for approximately $2,400 in cash. The transaction was funded through borrowings under then existing credit facilities. Goodwill totaling approximately $1,400 was recorded in the acquisition. Nylo-Flex, which does business under the TAM name, is headquartered in Mobile, Alabama. Nylo-Flex is a manufacturer, packager, and distributor of high quality battery terminals, battery cables, and battery maintenance accessories to the automotive, marine, farm, fleet, and industrial markets. The operating results of Nylo-Flex subsequent to October 16, 1997 are included in the Condensed Consolidated Statement of Earnings.

On October 6, 1997, the Company, through a wholly-owned subsidiary, accepted for payment all shares of Versa Technologies, Inc. ("Versa/Tek") common stock which were tendered pursuant to the Company's tender offer to purchase all outstanding shares at a cash price of $24.625 net per share. The balance of the outstanding shares was acquired for the same per share cash price in a follow-up merger on October 9, 1997. Cash paid for the transaction totaled approximately $141,000. Preliminary allocations of the purchase price result in approximately $97,000 of goodwill. The transaction was primarily funded with proceeds from a $140,000, 364-day revolving credit facility from the Company's then existing lenders. Versa/Tek, based in Racine, Wisconsin, is a value-added manufacturer of custom engineered components and systems for diverse industrial markets. The operating results of Versa/Tek subsequent to the acquisition date are included in the Condensed Consolidated Statement of Earnings. The following unaudited pro forma data summarize the results of operations for the periods indicated as if the acquisition of Versa/Tek had been completed on September 1, 1996, the beginning of the 1997 fiscal year. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, depreciation, goodwill amortization, and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on September 1, 1996 or that may be obtained in the future. The pro forma data do not give effect to the other acquisitions completed subsequent to August 31, 1997.

                                                   Six Months Ended  February 28,
---------------------------------------------------------------------------------
                                                        1998               1997
---------------------------------------------------------------------------------
Net Sales                                             $435,164           $359,068
Net Earnings                                            24,183             17,473
Basic Earnings Per Share                              $   0.87           $   0.64
Shares Used in Computation                              27,728             27,462
Diluted Earnings Per Share                            $   0.82           $   0.61
Shares Used in Computation                              29,371             28,525
---------------------------------------------------------------------------------

All acquisitions were accounted for using the purchase method.

Note D - Accounts Receivable Financing
--------------------------------------

On November 20, 1997, the Company replaced its former $50,000 accounts receivable financing facility with a new facility that provides up to $80,000 of multi-currency accounts receivable financing. The new agreement expires in November 2000. All other terms of the agreement remain the same.

Note E - Net Inventories
------------------------

It is not practical to segregate the amounts of raw materials, work-in-process or finished goods at the respective balance sheet dates, since the segregation is possible only as the result of physical inventories which are taken at dates different from the balance sheet dates. The systems of the Company's operating units have not been designed to capture this segregation due to the very short production cycle of their products and the minimal amount of work-in-process.

Note F - Shareholders' Equity
-----------------------------

On January 8, 1998, the Board of Directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend to shareholders of record on January 22, 1998. To effect the stock split, a total of 13,891,578 shares of the Company's common stock were issued on February 3, 1998. All references in the accompanying financial statements to the average number of common shares and related per share amounts have been restated to reflect the stock split.

At the Annual Meeting of Shareholders on January 9, 1998, the shareholders voted to increase the number of authorized shares of Class A Common Stock from 40,000,000 to 80,000,000.

Note G - Subsequent Events
--------------------------

In March 1998, the Company completed the sale of Moxness Industrial Products for approximately book value. The sale did not include the Company's Mox-Med division located in Portage, Wisconsin which will continue to be part of the Engineered Solutions segment of the Company.

Note H - New Pronouncements
---------------------------

During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises disclosures about pension and other postretirement benefits plans. This Statement is effective for the Company's 1999 fiscal year financial statements and restatement of disclosures for earlier years provided for comparative purposes will be required unless the information is not readily available. The Company is currently evaluating the extent to which its financial statements will be affected by SFAS No. 132.

In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use," which specifies the accounting treatment provided to computer software costs depending upon the type of costs incurred. This Statement is effective for the Company's fiscal year 2000 financial statements and restatement of prior years will not be required. The Company does not believe that the adoption of this Statement will have a significant impact on its financial position or results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
(Dollars in thousands, except per share amounts)

Results of Operations
---------------------

The Company reported record sales and earnings for the second quarter ended February 28, 1998. Net earnings for the quarter were $11,920, or $0.40 on a diluted per share basis, compared to $9,469, or $0.33 per share, for the second quarter of the prior year. For the first six months of fiscal 1998, earnings were $24,106, or $0.82 on a diluted per share basis, a 22 percent improvement over the earnings from the comparable period last year of $19,009, or $0.67 per share. Increased sales resulted in greater leverage on operating costs and generated the improved earnings. Foreign currency translation negatively impacted sales by approximately 5 percent for the quarter and on a year-to-date basis. Excluding the effect of currency and acquisitions, sales grew 14 percent for the quarter and 15 percent on a year-to-date basis.

Certain prior year amounts previously reported in Tools & Supplies have been reclassified into Engineered Solutions to conform with the fiscal 1998 presentation.

--------------------------------------------------------------------------------------------------------------------------
SALES BY SEGMENT
--------------------------------------------------------------------------------------------------------------------------
                              Three Months Ended February 28,                        Six Months Ended February 28,
--------------------------------------------------------------------------------------------------------------------------
                               1998             1997           Change               1998              1997         Change
--------------------------------------------------------------------------------------------------------------------------
Tool & Supplies               $ 75,210         $ 70,074            7%              $151,683          $142,209           7%
Engineered Solutions            75,918           46,122           65%               144,297            91,472          58%
Technical Environments
   and Enclosures               66,017           40,974           61%               129,854            76,585          70%
--------------------------------------------------------------------------------------------------------------------------
Total                         $217,145         $157,170           38%              $425,834          $310,266          37%
==========================================================================================================================

Sales from Tools & Supplies grew by 7 percent for both the three and six month periods ended February 28, 1998, respectively. Ignoring the impact of the strengthening US Dollar, the segment's sales increased 12 percent and 11 percent, respectively. Approximately $9,200 of the sales growth was generated through business acquisitions on a year-to-date basis.

Engineered Solutions reported increases in sales of 65 percent for the quarter and 58 percent year-to-date. Foreign currency translation had the effect of reducing reported sales 7 percent and 8 percent in the three and six month periods ended February 28, 1998, respectively. Excluding the effect of businesses acquired and the negative effect of foreign currency, sales in Engineered Solutions grew 15 percent for the quarter and 17 percent year-to-date. This growth is primarily attributable to the success of new products. The continued increases in market share in the European truck market also contributed to the sales increase.

Technical Environments and Enclosures continued its impressive growth in sales with increases of 61 percent and 70 percent for the quarter and year-to-date periods ended February 28, 1998, respectively. Approximately $14,500 and $34,000 of the sales growth for the quarter and year, respectively, has come from acquisitions. The other significant factor driving the sales increase is the continued expansion of the direct sales force, both in size and geographic placement.

-----------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT
-----------------------------------------------------------------------------------------------------------------------------
                              Three Months Ended February 28,                         Six Months Ended February 28,
-----------------------------------------------------------------------------------------------------------------------------
                                 1998             1997           Change               1998             1997           Change
-----------------------------------------------------------------------------------------------------------------------------
Tools & Supplies               $28,011          $27,542             2%              $ 55,920          $ 56,927           (2)%
Engineered Solutions            23,986           15,441            55%                45,884            30,029           53 %
Technical Environments
   and Enclosures               24,169           17,450            39%                47,353            34,115           39 %
-----------------------------------------------------------------------------------------------------------------------------
Total                          $76,166          $60,433            26%              $149,157          $121,071           23 %
=============================================================================================================================

The Company's second quarter and year-to-date gross profit increased 26 percent and 23 percent, respectively, over the comparable prior year periods. The improvement is primarily volume driven. The Company's year-to-date gross profit percentage held from the first quarter of fiscal 1998 at 35.0 percent. This represents a decrease from the 39.0 percent gross profit percentage realized for the six months ended February 28, 1997. The decrease is mainly attributable to the acquisitions of lower gross profit margin enclosure businesses within Technical Environments and Enclosures.

-------------------------------------------------------------------------------------------------------------------------
ENGINEERING, SELLING AND ADMIN. EXPENSES BY SEGMENT
-------------------------------------------------------------------------------------------------------------------------
                              Three Months Ended February 28,                       Six Months Ended February 28,
-------------------------------------------------------------------------------------------------------------------------
                               1998              1997          Change                1998             1997         Change
-------------------------------------------------------------------------------------------------------------------------
Tools & Supplies               $19,411          $18,119           7%                $37,920          $37,880          0%
Engineered Solutions            12,881           10,270          25%                 25,553           20,724         23%
Technical Environments
   and Enclosures               15,744           11,839          33%                 30,087           22,640         33%
General Corporate                1,888            1,584          19%                  4,034            2,803         44%
-------------------------------------------------------------------------------------------------------------------------
Total                          $49,924          $41,812          19%                $97,594          $84,047         16%
=========================================================================================================================

Engineering, selling and administrative ("operating") expenses increased 19 percent for the quarter and 16 percent on a year-to-date basis, reflecting the impact of acquisitions, which contributed approximately $5,300 and $8,900, respectively, and higher sales levels. The majority of the Company's growth and current year acquisitions are within the Engineered Solutions and Technical Environments and Enclosures segments, which explains the operating expense increases noted within these segments. Overall, the Company continues to reduce operating expenses as a percent of net sales by aggressively managing spending levels and through the acquisition of enclosures businesses within Technical Environments and Enclosures, which have a lower percentage of operating expenses. On a year-to-date basis, operating expenses were 23 percent of sales, down from 27 percent over the same period last year.

Amortization expense for the six months ended February 28, 1998 was higher than that reported for the six months ended February 28, 1997 due to the acquisitions made during and subsequent to the first six months of fiscal 1997, including primarily Del City, AA, PMP, C Fab, Hormann, Versa/Tek, and Everest.

Net financing costs for the six months ended February 28, 1998 increased over the prior year comparable period as a result of the additional borrowings for the acquisitions during and subsequent to the first six months of fiscal 1997.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $7,010 and $5,846 at February 28, 1998 and August 31, 1997, respectively. In order to minimize net financing costs, the Company intentionally maintains low cash balances by using available cash to reduce short-term bank borrowings.

Net cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $27,440 for the six months ended February 28, 1998, a 94 percent improvement compared to $14,115 for the comparable prior year period. The improvement is the result of increased sales volume, which resulted in higher operating earnings, coupled with the benefit of working capital reduction programs.

Net cash used in investing activities totaled $217,990 for the first six months of fiscal 1998, of which $214,495 was used for acquisitions. In addition, $13,756 was used for capital expenditures, which was offset by approximately $10,275 in proceeds generated primarily from a sale and leaseback transaction completed on two of the Company's properties.

TOTAL CAPITALIZATION          February 28, 1998            August 31, 1997
------------------------------------------------------------------------------
Shareholders' Equity          $    227,727     43%      $   204,109       60 %
Total Debt                         287,847     54%          123,091       36 %
Deferred Taxes                      16,913      3%           14,596        4 %
------------------------------------------------------------------------------
Total                         $    532,487    100%      $   341,796      100 %
==============================================================================

Outstanding debt at February 28, 1998 totaled $287,847, an increase of approximately $164,800 since the beginning of the year. The Company's debt to total capitalization ratio was 54 percent at February 28, 1998, up from 36 percent at the beginning of the year. The increases reflect additional borrowings for acquisitions. Dividends of $833 were paid, while the exercise of stock options generated an additional $2,954 of cash in the six month period ended February 28, 1998.

The Company anticipates that the funds generated from operations and available under credit facilities will be adequate to meet operating, debt service, and capital expenditure requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Not applicable.


PART II -  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Shareholders was held on January 9, 1998. Two matters were voted on by shareholders at the meeting. Each director nominee was elected. The number of votes for each nominee is set forth below:

                            Share Votes For          Share Votes Withheld
                        -----------------------   --------------------------
H. Richard Crowther          12,152,253                        6,148
Jack L. Heckel               12,152,429                        5,972
Richard A. Kashnow           12,059,147                        99,254
L. Dennis Kozlowski          12,152,403                        5,998
John J. McDonough            12,152,579                        5,822
Richard G. Sim               12,152,249                        6,152

In addition, shareholders voted to amend the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Class A Common Stock from 40,000,000 to 80,000,000. Shares voted for approval of the amendment totaled 11,241,609; the holders of 886,306 shares voted against such approval, the holders of 30,486 shares abstained, and the broker non vote was 0.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) See Index to Exhibits on page 13, which is incorporated herein by reference.

(b) A Form 8-K/A was filed on December 17, 1997 to provide, in Item 7 thereof, the required pro forma disclosures related to the acquisition of Versa Technologies, Inc.

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



                                       APPLIED POWER INC.
                                       ------------------
                                       (Registrant)



Date:  April 2, 1998                   By: /s/Robert C. Arzbaecher
                                           ------------------------
                                       Robert C. Arzbaecher
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and duly authorized to sign
                                       on behalf of the registrant)

                              APPLIED POWER INC.

                               INDEX TO EXHIBITS

                        FISCAL 1998 SECOND QUARTER 10-Q

Exhibit                                        Incorporated Herein
Number                Description              By Reference To         Page No.
-------   ----------------------------------   -------------------     --------
 3.1      Restated Articles of Incorporation   Exhibit 4.1 to the
                                               Company's Registration
                                               Statement on Form S-8
                                               (File No. 333-46469)


27.1      Financial Data Schedule                                         14

27.2      Restated Financial Data Schedule                                15