Form 10-K/A
period 1997-08-31
APPLIED POWER INC
filed 1998-06-19
CIK 6955

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A

                                AMENDMENT NO. 1

                                      TO


[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended August 31, 1997
                                         ---------------

                                 OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to _______.
                         Commission File No. 1-11288
                                             -------

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
           Mailing address: P.O. Box 325, Milwaukee, Wisconsin 53201
           --------------------------------------------------------
                   (Address of principal executive offices)

                                (414) 781-6600
                                --------------
             (Registrant's telephone number, including area code)

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended August 31, 1997 (the "1997 10-K") as set forth in the pages attached hereto.


Items 7 and 14 of the 1997 10-K are hereby amended to expand the disclosure regarding Year 2000 considerations and to submit a dual-dated independent auditors' report to properly reflect the footnote information contained in Note O - "Subsequent Events" as audited and to file the related updated accountants' consent as Exhibit 23.


                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 APPLIED POWER INC.



Date: June 19, 1998              By: /s/ Robert C. Arzbaecher
                                     ------------------------
                                     Robert C. Arzbaecher,
                                     Vice President and
                                     Chief Financial Officer

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

YEAR 2000 CONSIDERATIONS
------------------------

The Company is taking actions intended to assure that its computer systems are capable of processing periods for the Year 2000 and beyond. The Company has developed and is implementing a program intended to address on a timely basis the "Year 2000 Problem" (the risk that computer applications used by the Company may be unable to recognize and perform properly date-sensitive functions involving dates after December 31, 1999). Based on the current status of the Company's compliance efforts, the costs associated with identified Year 2000 issues are not expected to have a material effect on the results of operations or financial condition of the Company. Most of the Company's business units have installed or are in the process of installing new business management systems which go beyond just Year 2000 compliance. Some businesses have chosen to upgrade existing systems to be compliant. At this time, the Company does not anticipate significant risks to its operations from internal Year 2000 noncompliance. In addition, where deemed necessary, the Company is proactively requiring key suppliers to certify their compliance. At this time, the Company does not expect the reasonably foreseeable consequences of the Year 2000 Problem to have material effects on the Company's business, operations or financial condition. However, the Year 2000 Problem has many elements and potential consequences, some of which may not be foreseeable, and there can be no assurance that unforeseeable consequences will not arise.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------
Certain statements in the above section entitled "Outlook," as well as statements in other Company communications, which are not historical facts, are forward looking statements that involve risks and uncertainties. There are several risk factors which are beyond the Company's control which could cause the Company's actual results to differ from those expressed in such forward looking statements. Those risk factors include, without limitation, general economic conditions and market conditions in the industrial production, trucking, construction, aerospace, automotive, recreational vehicle, computer, semiconductor, telecommunication, electronic and defense industries in North America, Europe and Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive pricing, foreign currency risk, interest rate risk, unforeseen costs or consequences of Year 2000 issues and other factors.

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



DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
September 25, 1997
[October 16, 1997 as to Note O]

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
