Form 10-Q
period 1998-05-31
APPLIED POWER INC
filed 1998-07-14
CIK 6955

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

Mark One
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended May 31, 1998

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


Number of outstanding shares of Class A Common Stock: 27,937,056 as of June 30, 1998.

                                 APPLIED POWER INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Unaudited Condensed Consolidated Financial Statements

               Condensed Consolidated Statement of Earnings -
                 Three and Nine Months Ended
                 May 31, 1998 and May 31, 1997............................  3

               Condensed Consolidated Balance Sheet -
                 May 31, 1998 and August 31, 1997.........................  4

               Condensed Consolidated Statement of Cash Flows -
                 Nine Months Ended May 31, 1998 and May 31, 1997..........  5

               Notes to Condensed Consolidated Financial Statements.......  6

Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................. 10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk....... 12


PART II - OTHER INFORMATION
---------------------------

Item 5 - Other Information................................................ 12

Item 6 - Exhibits and Reports on Form 8-K................................. 12

SIGNATURE................................................................. 13
---------

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements
-----------------------------

                               APPLIED POWER INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                 Three Months Ended            Nine Months Ended
                                                                       May 31,                      May 31,
                                                               -----------------------      -----------------------
                                                                 1998           1997          1998           1997
                                                               --------       --------      --------       --------
Net Sales                                                      $241,653       $173,839      $667,487       $484,105

Cost of Products Sold                                           157,087        109,248       433,764        298,443
                                                               --------       --------      --------       --------

       Gross Profit                                              84,566         64,591       233,723        185,662

Engineering, Selling and Administrative Expenses                 51,985         43,478       149,579        127,525
Amortization of Intangible Assets                                 3,545          1,750         8,746          5,046
                                                               --------       --------      --------       --------

       Operating Earnings                                        29,036         19,363        75,398         53,091

Other Expense(Income):
      Net financing costs                                         5,920          3,143        15,390          8,963
      Other - net                                                  (151)          (469)         (346)        (1,146)
                                                               --------       --------      --------       --------

Earnings Before Income Tax Expense                               23,267         16,689        60,354         45,274

Income Tax Expense                                                8,318          5,591        21,299         15,167
                                                               --------       --------      --------       --------

Net Earnings                                                   $ 14,949       $ 11,098      $ 39,055       $ 30,107
                                                               ========       ========      ========       ========

Basic Earnings Per Share:
  Earnings Per Share                                           $   0.54       $   0.40      $   1.41       $   1.09
                                                               ========       ========      ========       ========

  Weighted Average Common
       Shares Outstanding (000's)                                27,911         27,586        27,790         27,506
                                                               ========       ========      ========       ========

Diluted Earnings Per Share:
  Earnings Per Share                                           $   0.51       $   0.39      $   1.33       $   1.05
                                                               ========       ========      ========       ========

  Weighted Average Common and Equivalent
       Shares Outstanding (000's)                                29,539         28,809        29,426         28,626
                                                               ========       ========      ========       ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                                                          May 31,        August 31,
                                                                           1998             1997
                                                                         --------        ----------
                                                                        (Unaudited)
                                 ASSETS

Current Assets:
     Cash and cash equivalents                                           $  4,262         $  5,846
     Net accounts receivable                                               83,471           84,697
     Net inventories                                                      129,950          115,761
     Prepaid expenses and deferred taxes                                   22,141           19,602
                                                                         --------         --------
          Total Current Assets                                            239,824          225,906


Other Assets                                                               30,423            7,305
Goodwill                                                                  283,794          109,078
Other Intangibles                                                          47,704           30,723
Net Property, Plant and Equipment                                         129,433           90,580
                                                                         --------         --------
Total Assets                                                             $731,178         $463,592
                                                                         ========         ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Short-term borrowings                                               $ 37,475         $ 21,428
     Trade accounts payable                                                66,501           54,555
     Accrued compensation and benefits                                     29,326           24,736
     Income taxes payable                                                   3,521            7,093
     Other current liabilities                                             22,660           20,462
                                                                         --------         --------
          Total Current Liabilities                                       159,483          128,274

Long-Term Debt                                                            284,213          101,663
Deferred Income Taxes                                                      17,030           14,596
Other Liabilities                                                          25,786           14,950

Shareholders' Equity:
     Common stock, issued and outstanding 27,936,556 and
       13,816,678 shares, respectively                                      5,587            2,763
     Additional paid-in capital                                            40,030           38,388
     Retained earnings                                                    204,579          166,776
     Cumulative translation adjustment                                     (5,530)          (3,818)
                                                                         --------         --------
Total Shareholders' Equity                                                244,666          204,109
                                                                         --------         --------

Total Liabilities and Shareholders' Equity                               $731,178         $463,592
                                                                         ========         ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                                May 31,
                                                                        -----------------------
                                                                          1998           1997
                                                                        ---------      --------
Operating Activities
--------------------
Net Earnings                                                            $  39,055      $ 30,107
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                                         25,746        18,172
     Changes in operating assets and liabilities, excluding
       the effects of business acquisitions and dispositions:
          Accounts receivable                                              (7,363)      (13,170)
          Inventories                                                       9,931          (449)
          Prepaid expenses and other assets                                (1,358)       (1,787)
          Trade accounts payable                                             (218)        3,436
          Other liabilities                                               (12,642)        1,098
          Income taxes payable                                             (3,406)       (2,706)
                                                                        ---------      --------
  Net Cash Provided By Operating Activities                                49,745        34,701


Investing Activities
--------------------
Proceeds on the sale of property, plant and equipment                      10,933         3,019
Purchases of property, plant and equipment                                (24,030)      (18,208)
Cash used for business acquisitions                                      (253,463)      (64,831)
Proceeds from sale of product line                                          6,000             -
Investment in VERO Group plc                                              (18,744)            -
Other                                                                          61           (15)
                                                                        ---------      --------
  Net Cash Used In Investing Activities                                  (279,243)      (80,035)


Financing Activities
--------------------
Proceeds from issuance of long-term debt                                  262,297        67,000
Principal payments on long-term debt                                      (83,418)      (19,899)
Net borrowings on short-term credit facilities                             16,515         2,151
Debt financing costs                                                         (382)            -
Additional receivables financed                                            30,000           525
Dividends paid on common stock                                             (1,252)       (1,240)
Stock options exercised                                                     4,466         2,480
Other                                                                           -           (84)
                                                                        ---------      --------
  Net Cash Provided By Financing Activities                               228,226        50,933

Effect of Exchange Rate Changes on Cash                                      (312)         (978)
                                                                        ---------      --------

Net Increase(Decrease) in Cash and Cash Equivalents                        (1,584)        4,621

Cash and Cash Equivalents - Beginning of Period                             5,846         1,001
                                                                        ---------      --------
Cash and Cash Equivalents - End of Period                               $   4,262      $  5,622
                                                                        =========      ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)


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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist of only those of a recurring nature. Operating results for the three and nine months ended May 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1998.

Note B - Earnings Per Share
---------------------------

During the second quarter, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which was issued by the Financial Accounting Standards Board (FASB) in February 1997. Under the new pronouncement, the dilutive effect of stock options is excluded from the calculation of primary earnings per share, now called basic earnings per share. Earnings per share information for all prior periods presented has been restated to conform with the new calculation under SFAS No. 128.

The reconciliations between basic and diluted earnings per share are as follows:

                                                          Three Months Ended     Nine Months Ended
                                                                May 31,               May 31,
                                                          ------------------    ------------------
                                                           1998       1997       1998       1997
                                                          -------    -------    -------    -------
Numerator:
  Net earnings for basic and diluted
    earnings per share                                    $14,949    $11,098    $39,055    $30,107
                                                          =======    =======    =======    =======

Denominator:
  Weighted average common shares outstanding for
    basic earnings per share                               27,911     27,586     27,790     27,506
  Net effect of dilutive options based on the treasury
    stock method using average market price                 1,628      1,223      1,636      1,120
                                                          -------    -------    -------    -------

  Weighted average common and equivalent
    shares outstanding for diluted
    earnings per share                                     29,539     28,809     29,426     28,626
                                                          =======    =======    =======    =======

Basic Earnings Per Share                                  $  0.54    $  0.40    $  1.41    $  1.09
                                                          =======    =======    =======    =======

Diluted Earnings Per Share                                $  0.51    $  0.39    $  1.33    $  1.05
                                                          =======    =======    =======    =======

Note C - Acquisitions
---------------------

On May 1, 1998, the Company completed the acquisition of all of the outstanding capital stock of Premier Industries ("Premier") for approximately $20,000 in cash and approximately $1,800 of assumed debt. Cash paid for the transaction was funded through borrowings under existing credit facilities. Preliminary allocations of the purchase price resulted in approximately $11,300 of the purchase price being assigned to goodwill. Headquartered in Hudson, New Hampshire, Premier manufacturers enclosures and provides integration services for electronic equipment OEM's. The operating results of Premier subsequent to May 1, 1998 are included in the Condensed Consolidated Statement of Earnings.

On May 1, 1998, the Company also completed the acquisition of substantially all of the assets of Product Technology Inc. ("PTI") for approximately $17,000.
Cash paid for the transaction was funded through borrowings under existing credit facilities. Preliminary allocations of the purchase price resulted in approximately $15,200 of the purchase price being assigned to goodwill. PTI provides electronic manufacturing and integration services for a diverse customer base and is headquartered in Irvine, California. The operating results of PTI subsequent to May 1, 1998 are included in the Condensed Consolidated Statement of Earnings.

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

The Company also purchased all of the outstanding shares of capital stock of AA Manufacturing, Inc. ("AA") on February 12, 1998 for approximately $19,700 in cash which was funded through borrowings under existing credit facilities. Preliminary purchase price allocations show that the transaction generated goodwill of approximately $17,500. AA, headquartered in Garland, Texas, with a separate facility in Austin, Texas, is a manufacturer and integrator of custom electronic enclosures. The operating results of AA subsequent to February 12, 1998 are included in the Condensed Consolidated Statement of Earnings.

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

On January 13, 1998, the Company completed the acquisition of all of the outstanding capital stock of Ancor Products, Inc. ("Ancor"). Cash paid for the transaction totaled approximately $4,700 and the Company assumed $100 in debt of Ancor. Preliminary allocations of the purchase price resulted in approximately $2,500 of goodwill. The transaction was funded through borrowings under existing credit facilities. Ancor, headquartered in Cotati, California, is a market leader in electrical products to the marine industry. The operating results of Ancor subsequent to the acquisition date are included in the Condensed Consolidated Statement of Earnings.

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

On October 6, 1997, the Company, through a wholly-owned subsidiary, accepted for payment all shares of Versa Technologies, Inc. ("Versa/Tek") common stock which were tendered pursuant to the Company's tender offer to purchase all outstanding shares at a cash price of $24.625 net per share. The balance of the outstanding shares was acquired for the same per share cash price in a follow-up merger on October 9, 1997. Cash paid for the transaction totaled approximately $141,000. Preliminary allocations of the purchase price resulted in approximately $97,000 of goodwill. The transaction was primarily funded with proceeds from a $140,000, 364-day revolving credit facility from the Company's then existing lenders. Versa/Tek, based in Racine, Wisconsin, is a value-added manufacturer of custom engineered components and systems for diverse industrial markets. The operating results of Versa/Tek subsequent to the acquisition date are included in the Condensed Consolidated Statement of Earnings. The following unaudited pro forma data summarize the results of operations for the periods indicated as if the acquisition of Versa/Tek had been completed on September 1, 1996, the beginning of the 1997 fiscal year. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, depreciation, goodwill amortization, and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on September 1, 1996 or that may be obtained in the future. The pro forma data do not give effect to the other acquisitions completed subsequent to August 31, 1997.

                                                  Nine Months Ended May 31,
---------------------------------------------------------------------------
                                                       1998          1997
---------------------------------------------------------------------------
Net Sales                                         $676,817         $560,126
Net Earnings                                      $ 39,132         $ 28,508
Basic Earnings Per Share                          $   1.41         $   1.04
Shares Used in Computation                          27,790           27,506
Diluted Earnings Per Share                        $   1.33         $   1.00
Shares Used in Computation                          29,426           28,626
---------------------------------------------------------------------------

All acquisitions were accounted for using the purchase method.

Note D - Sale of Product Line
-----------------------------

On March 31, 1998, the Company completed the sale of assets of Moxness Industrial Products, a division of Versa/Tek, for approximately book value. The sale did not include the Company's Mox-Med division located in Portage, Wisconsin which will continue to be part of the Engineered Solutions segment of the Company.

Note E - Accounts Receivable Financing
--------------------------------------

On November 20, 1997, the Company replaced its former $50,000 accounts receivable financing facility with a new facility that provides up to $80,000 of multi-currency accounts receivable financing. The new agreement expires in November 2000. All other terms of the agreement remain the same.

Note F - Net Inventories
------------------------

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

Note G - Shareholders' Equity
-----------------------------

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

Note H - Subsequent Events
--------------------------

On April 6, 1998, the Company entered into a definitive merger agreement with ZERO Corporation ("ZERO") pursuant to which ZERO would become a wholly-owned subsidiary of the Company (the "Merger"). Stockholders of ZERO would receive
0.85 of a share of the Company's Class A common stock for each share of ZERO stock. It is anticipated that up to approximately 11,175 shares of common stock will be issued in the Merger, representing approximately 29% of the shares of common stock expected to be outstanding after the Merger based on the number of shares outstanding at the date hereof. Approved by the boards of directors of both companies, consummation of the Merger is subject to approval by the stockholders of both companies. The Merger would be accounted for as a pooling of interests and is expected to be completed July 31, 1998. ZERO's operations have two business segments: "Enclosures and Accessories" for the electronics industry and "Other." ZERO's primary business is "Enclosure and Accessories" for the system packaging, thermal management and engineered case requirements of the telecommunications, instrumentation and data processing markets of the electronics industry. ZERO's "Other" segment serves the air cargo and consumer/other markets. Air Cargo designs, manufactures and markets a broad range of specialized and general-purpose cargo containers as well as a patented telescoping baggage/cargo system. In addition, ZERO produces and markets the well-known line of ZERO Halliburton(R) luggage, carrying cases and attaches for consumers worldwide, food service containers and other specialized enclosures.

On June 5, 1998, the Company announced that Applied Power Limited, a United Kingdom subsidiary of the Company, had accepted for payment all of the VERO Group plc ("VERO") stock tendered, which totaled over 72% of the outstanding VERO shares, pursuant to Applied Power Limited's tender offer to acquire the entire issued share capital of VERO at a price of 192 pence per VERO share (the "Offer"). Applied Power Limited had previously acquired approximately 10% of VERO's shares, so that after accepting the shares tendered, Applied Power Limited owned or had accepted over 82% of VERO's shares. On June 19, 1998, Applied Power Limited announced that additional shares tendered brought the total of the shares it owned or had accepted for payment to over 90% of VERO's issued share capital. Applied Power Limited also announced that it would invoke
Section 429 of the U.K. Companies Act of 1985, as amended, to acquire the remaining outstanding shares of VERO stock, so that after the required procedures are completed, Applied Power Limited will own all of the issued share capital of VERO. VERO is a United Kingdom company that manufactures electronic enclosures, racks, backplanes and power supplies.

The total amount of funds required to acquire all of the VERO shares is currently estimated to be approximately $195,000, including related fees and expenses. Applied Power Limited obtained all of the funds it expended from the Company. To provide the necessary funds, the Company and Enerpac B.V., a Netherlands subsidiary of the Company, as Borrowers, entered into a Multicurrency Credit Agreement, dated as of June 18, 1998 (the "Credit Agreement"), providing for a $700,000, 5-year revolving credit facility (the "Facility"). In conjunction with the closing of the Facility, the Company terminated its prior $350,000, 5-year revolving credit facility (the "Prior Facility"), and used certain funds received under the Facility to repay borrowings under the Prior Facility. The Facility is to be used to finance the remaining expenses of the Offer, provide for working capital, capital expenditures, and for other general corporate purposes.

On June 24, 1998, the Company announced that it had purchased Brown Manufacturing Company ("Brown"). Headquartered in Austin, Texas, Brown is a manufacturer of custom electronic enclosures. Cash paid for the transaction totaled approximately $9,000.

Note I - New Pronouncements
---------------------------

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

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which specifies the accounting treatment provided to computer software costs depending upon the type of costs incurred. This Statement is effective for the Company's fiscal year 2000 financial statements and restatement of prior years will not be required. The Company does not believe that the adoption of this Statement will have a significant impact on its financial position or results of operations.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. This Statement is effective for the Company's fiscal year 2000 financial statements and initial application will be reported as a cumulative effect of a change in accounting principle. The Company is currently evaluating the extent to which its financial statements will be affected by SOP 98-5.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts as either assets or liabilities and measure those instruments at fair value. This Statement is effective for the Company's fiscal year 2000 first quarter financial statements and restatement of prior years will not be required. The Company is currently evaluating the extent to which its financial statements will be affected by SFAS No. 133.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
(Dollars in thousands, except per share amounts)

Results of Operations
---------------------

The Company reported record sales and earnings for the third quarter ended May 31, 1998. Net earnings for the quarter were $14,949, or $0.51 on a diluted per share basis, compared to $11,098, or $0.39 per diluted share, for the third quarter of the prior year. For the first nine months of fiscal 1998, earnings were $39,055, or $1.33 on a diluted per share basis, a 27 percent improvement over the earnings from the comparable period last year of $30,107, or $1.05 per diluted share. Increased sales resulted in greater leverage on operating costs and generated the improved earnings. Foreign currency translation negatively impacted sales by approximately 2 percent for the quarter and 3 percent on a year-to-date basis. Excluding the effect of currency and acquisitions, sales grew 8 percent for the quarter and 11 percent on a year-to-date basis.

Certain prior year amounts previously reported in Tools & Supplies have been reclassified into Engineered Solutions to conform with the fiscal 1998 presentation.

---------------------------------------------------------------------------------------------------------------------------
SALES BY SEGMENT
---------------------------------------------------------------------------------------------------------------------------
                                    Three Months Ended May 31,                            Nine Months Ended May 31,
---------------------------------------------------------------------------------------------------------------------------
                                1998             1997           Change                1998              1997         Change
---------------------------------------------------------------------------------------------------------------------------
Tool & Supplies               $ 80,307         $ 74,096            8 %              $231,990          $216,305          7 %
Engineered Solutions            80,823           50,703           59 %               225,120           142,175         58 %
Technical Environments
   and Enclosures               80,523           49,040           64 %               210,377           125,625         67 %
---------------------------------------------------------------------------------------------------------------------------
Total                         $241,653         $173,839           39 %              $667,487          $484,105         38 %
===========================================================================================================================

Sales from Tools & Supplies grew by 8 percent and 7 percent for the three and nine month periods ended May 31, 1998, respectively. Ignoring the impact of the strengthening US Dollar, the segment's sales increased 11 percent for both the quarter and year-to-date. Approximately $20,400 of the sales growth was generated through business acquisitions on a year-to-date basis.

Engineered Solutions reported increases in sales of 59 percent for the quarter and 58 percent year-to-date. Foreign currency translation had the effect of reducing reported sales 2 percent and 3 percent in the three and nine month periods ended May 31, 1998, respectively. Excluding the effect of businesses acquired and the negative effect of foreign currency, sales in Engineered Solutions grew 17 percent for the quarter and 16 percent year-to-date. This growth is primarily attributable to the success of new products. The continued increases in market share in the European automotive market also contributed to the sales increase.

Technical Environments and Enclosures continued its impressive growth in sales with increases of 64 percent and 67 percent for the quarter and year-to-date periods ended May 31, 1998, respectively. Approximately $25,200 and $59,300 of the sales growth for the quarter and year, respectively, has come from acquisitions. The other significant factor driving the sales increase is the continued expansion of the direct sales force, both in size and geographic placement.

-----------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT
-----------------------------------------------------------------------------------------------------------------------------
                                     Three Months Ended May 31,                            Nine Months Ended May 31,
-----------------------------------------------------------------------------------------------------------------------------
                                 1998             1997           Change                1998              1997          Change
-----------------------------------------------------------------------------------------------------------------------------
Tools & Supplies               $31,091          $27,055           15 %              $ 87,011          $ 83,982            4 %
Engineered Solutions            26,727           16,567           61 %                72,611            46,596           56 %
Technical Environments
   and Enclosures               26,748           20,969           28 %                74,101            55,084           35 %
-----------------------------------------------------------------------------------------------------------------------------
Total                          $84,566          $64,591           31 %              $233,723          $185,662           26 %
=============================================================================================================================

The Company's third quarter and year-to-date gross profit increased 31 percent and 26 percent, respectively, over the comparable prior year periods. The improvement is primarily volume driven. The Company's year-to-date gross profit percentage held from the first and second quarter of fiscal 1998 at 35 percent. This represents a decrease from the 38 percent gross profit percentage realized for the nine months ended May 31, 1997. The decrease is mainly attributable to the acquisitions of lower gross profit margin enclosure businesses within Technical Environments and Enclosures.

--------------------------------------------------------------------------------------------------------------------------
ENGINEERING, SELLING AND ADMIN. EXPENSES BY SEGMENT
--------------------------------------------------------------------------------------------------------------------------
                                    Three Months Ended May 31,                            Nine Months Ended May 31,
--------------------------------------------------------------------------------------------------------------------------
                                1998             1997           Change               1998              1997         Change
--------------------------------------------------------------------------------------------------------------------------
Tools & Supplies               $19,815          $19,365           2 %               $ 57,735         $ 57,245          1 %
Engineered Solutions            13,257           10,341          28 %                 38,810           31,065         25 %
Technical Environments
   and Enclosures               17,247           12,218          41 %                 47,334           34,858         36 %
General Corporate                1,666            1,554           7 %                  5,700            4,357         31 %
--------------------------------------------------------------------------------------------------------------------------
Total                          $51,985          $43,478          20 %               $149,579         $127,525         17 %
==========================================================================================================================

Engineering, selling and administrative ("operating") expenses increased 20 percent for the quarter and 17 percent on a year-to-date basis, reflecting the impact of acquisitions, which contributed approximately $6,600 and $16,000, respectively, and higher sales levels. The majority of the Company's growth and current year acquisitions are within the Engineered Solutions and Technical Environments and Enclosures segments, which explains the operating expense increases noted within these segments. Overall, the Company continues to reduce operating expenses as a percent of net sales by aggressively managing spending levels and through the acquisition of enclosures businesses within Technical Environments and Enclosures, which have a lower percentage of operating expenses. On a year-to-date basis, operating expenses were 22 percent of sales, down from 26 percent over the same period last year.

Amortization expense for the nine months ended May 31, 1998 was higher than that reported for the nine months ended May 31, 1997 due to the acquisitions made during and subsequent to the first nine months of fiscal 1997, including primarily Premier, PTI, Del City, AA, PMP, C Fab, Hormann, Versa/Tek, and Everest.

Net financing costs for the nine months ended May 31, 1998 increased over the prior year comparable period as a result of the additional borrowings for the acquisitions during and subsequent to the first nine months of fiscal 1997.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $4,262 and $5,846 at May 31, 1998 and August 31, 1997, respectively. In order to minimize net financing costs, the Company intentionally maintains low cash balances by using available cash to reduce short-term bank borrowings.

Net cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $49,745 for the nine months ended May 31, 1998, a 43 percent improvement compared to $34,701 for the comparable prior year period. The improvement is the result of increased sales volume, which resulted in higher operating earnings, coupled with the benefit of working capital reduction programs.

Net cash used in investing activities totaled $279,243 for the first nine months of fiscal 1998, of which $253,463 was used for acquisitions. In addition, $24,030 was used for capital expenditures, which was offset by approximately $10,933 in proceeds generated primarily from a sale and leaseback transaction completed on two of the Company's properties.

--------------------------------------------------------------------------
TOTAL CAPITALIZATION         May 31, 1998            August 31, 1997
--------------------------------------------------------------------------
Shareholders' Equity        $244,666     42 %        $204,109       60 %
Total Debt                   321,688     55 %         123,091       36 %
Deferred Taxes                17,030      3 %          14,596        4 %
--------------------------------------------------------------------------
Total                       $583,384     100 %        $341,796      100 %
==========================================================================


Outstanding debt at May 31, 1998 totaled $321,688, an increase of approximately $198,600 since the beginning of the year. The Company's debt to total capitalization ratio was 55 percent at May 31, 1998, up from 36 percent at the beginning of the year. The increases reflect additional borrowings for acquisitions net of cash received on increased receivable financing. Dividends of $1,252 were paid, while the exercise of stock options generated an additional $4,466 of cash in the nine month period ended May 31, 1998.

The Company anticipates that the funds generated from operations and available under credit facilities will be adequate to meet operating, debt service, and capital expenditure requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


PART II -  OTHER INFORMATION

Item 5 - Other Information

     Deadlines for Shareholder Proposals

     Pursuant to Rule 14a-5(e) under the Securities Exchange Act of 1934, as amended effective June 29, 1998:

     (1) The deadline for submitting shareholder proposals for inclusion in the Company's proxy statement and form of proxy for the Company's 1999 annual meeting of shareholders pursuant to Rule 14a-8 is July 23, 1998.

     (2) The date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 is considered untimely is October 6, 1998.

Item 6 - Exhibits and Reports on Form 8-K

(a) See Index to Exhibits on page 14, which is incorporated herein by reference.

(b) The Company filed a Current Report on Form 8-K dated as of April 6, 1998 reporting under Item 5 that the Company and ZERO Corporation had executed an Agreement and Plan of Merger, dated as of April 6, 1998 (the "Merger Agreement").

     The Company filed a Current Report on Form 8-K dated April 16, 1998 to restate its earnings per share information in accordance with Statement of Financial Accounting Standards No. 128.

     Subsequent to May 31, 1998, the Company filed a Current Report on Form 8-K dated as of June 5, 1998 reporting under Item 2 the acquisition of VERO Group plc ("VERO") and filing the required historical and pro forma financial information under Item 7. Amendment No. 1 thereto on Form 8-K/A was filed on July 1, 1998 to amend the VERO historical financial statements in certain respects.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   APPLIED POWER INC.
                                   ------------------
                                    (Registrant)



Date:  July 14, 1998           By: /s/Robert C. Arzbaecher
                                  ------------------------
                                   Robert C. Arzbaecher,
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer
                                   and duly authorized to sign
                                   on behalf of the registrant)

                              APPLIED POWER INC.

                               INDEX TO EXHIBITS

                        FISCAL 1998 THIRD QUARTER 10-Q

Exhibit                                                 Incorporated Herein
Number                Description                       By Reference To            Page No.
-------   ----------------------------------            -------------------        --------
   2      Agreement and Plan of Merger, dated           Appendix A to the Joint
          as of April 6, 1998, by and among             Proxy Statement/
          Applied Power Inc., ZERO                      Prospectus contained in
          Corporation and STB Acquisition               the Company's Registration
          Corporation                                   Statement on Form S-4
                                                        (File No. 333-58267)

   4      Multicurrency Credit Agreement                Exhibit 4.1 to the
          dated as of June 18, 1998, among              Company's Current
          Applied Power Inc. and Enerpac B.V.,          Report on Form 8-K
          as Borrowers, various financial               dated as of June 5, 1998
          institutions from time to time party
          thereto, as Lenders, The First National
          Bank of Chicago, as Syndication Agent,
          Societe Generale, as Documentation Agent,
          and Bank of America National Trust and
          Savings Association, as Administrative Agent,
          arranged by BancAmerica Robertson Stephens

   27     Financial Data Schedule                                                     15