Form 10-K
period 1998-08-31
APPLIED POWER INC
filed 1998-11-20
CIK 6955

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 1998
                                             ---------------

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


                                 (414) 783-9279
                                 --------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of October 30, 1998, the aggregate market value of Common Stock held by non-affiliates was approximately $1,036.9 million, and there were 38,654,903 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 8, 1999 are incorporated by reference into
Part III hereof.

                                    PART I
                                    ------

Item 1. Business
        --------

General Development of the Company

Applied Power Inc. (the "Company"), a Wisconsin corporation incorporated in 1910, is a diversified global company engaged in the business of providing tools, equipment, systems and supply items to a variety of end users and original equipment manufacturers ("OEMs") in the manufacturing, computer, semiconductor, telecommunication, datacom, construction, electrical, transportation, recreational vehicle, aerospace, defense and other industries.

The Company's operations are divided into three business segments:

Enclosure Products and Systems

     Electronic enclosure products, systems and technical environment solutions sold into the telecommunication, computer networking, semiconductor equipment, medical, electronic and manufacturing environments.

Engineered Solutions

     Motion, vibration control and magnetic applications and systems primarily for OEM customers.

Tools and Supplies

     Industrial and electrical tools and supplies sold primarily through distributors and mass merchandisers.

Merger and Acquisitions

During the fiscal year, the Company's Enclosure Products and Systems segment acquired several businesses. Substantially all of the assets of Performance Manufactured Products Inc., located in San Jose, California, and a related entity ("PMP") were acquired in January 1998. In February 1998, the Company acquired AA Manufacturing, Inc. ("AA"), located in Garland, Texas. The Company purchased certain assets of Product Technology Inc. ("PTI"), located in Irvine, California, in May 1998. Premier Industries ("Premier"), located in Hudson, New Hampshire, was purchased in May 1998. In June 1998, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of VERO Group plc ("VERO"). VERO is a United Kingdom based company that manufactures electronic enclosures, racks, backplanes and power supplies. The Company purchased certain assets of Brown Manufacturing Company ("Brown"), located in Austin, Texas, in June 1998. On July 31, 1998, the Company and ZERO Corporation ("ZERO") completed the merger of a newly created subsidiary of the Company into ZERO following special meetings for both companies at which shareholders voted to approve the merger. ZERO's operations had two business segments: "Enclosures and Accessories" for the electronics industry and "Other" which serves the air cargo and other/consumer markets. The ZERO units have been integrated into the Enclosure Products and Systems and Engineered Solutions segments of the Company.

Following the end of the fiscal year, in September, 1998, the Company announced that the Boards of Directors of the Company and Rubicon Group plc ("Rubicon") had agreed to terms of a recommended cash offer by the Company to acquire the entire issued share capital of Rubicon. Rubicon is comprised of two business divisions. The Electronic Manufacturing Services ("EMS") division is a contract manufacturer of complex electronic enclosures and related system sub-assemblies. The second division is Rubicon's magnetics business, which specializes in the design, prototyping, manufacturing and testing of bonded magnets, using rare earth and ferric magnet materials for applications in the information technology, automotive and consumer electronic industries.

All of the above acquisitions in aggregate relate to electronic enclosures manufacturing, assembly, integration and supporting critical components such as backplanes, thermal management and power supplies.

With respect to the Engineered Solutions segment, in October 1997, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of Versa Technologies Inc. ("Versa/Tek"). Versa/Tek, operating out of several locations in Wisconsin, is a value-added manufacturer of custom engineered components and systems for diverse industrial markets, and has been integrated into the Company's Engineered Solutions and Tools and Supplies segments.

During the year, the Company also made several acquisitions in the Tools and Supplies segment. The outstanding capital stock of Del City Wire Co., Inc. ("Del City") was acquired in February 1998. Headquartered in Oklahoma City, Oklahoma, Del City is a direct catalog supplier of electrical wire, consumables, and accessories to wholesale and OEM customers in the heavy equipment, automotive, trucking, marine and industrial markets. Del City is also a domestic manufacturer of solderless terminals, molded electrical plugs, battery cables and related products. In January 1998, the Company completed the acquisition of all of the outstanding capital stock of Ancor Products, Inc. ("Ancor"). Ancor, headquartered in Cotati, California, is a market leader in electrical products to the marine industry. In October 1997, the Company's CalTerm subsidiary acquired substantially all of the assets of Nylo-Flex Manufacturing Company, Inc. ("Nylo-Flex"). Nylo-Flex, which does business under the TAM name, is headquartered in Mobile, Alabama. Nylo-Flex is a manufacturer, packager, and distributor of high quality battery terminals, battery cables, and battery maintenance accessories to the automotive, marine, farm, fleet and industrial markets.

For further information regarding the Company's acquisitions, see Note B - "Merger and Acquisitions" and Note P - "Subsequent Events" in Notes to Consolidated Financial Statements.

Financial information by segment and geographic area, as well as information related to export sales, is included in Note N - "Segment Information" in Notes to Consolidated Financial Statements, which is included as part of Item 8 of
Part II of this report and is incorporated herein by reference.

All dollar amounts are in US$ thousands unless otherwise indicated.

Description of Business Segments

ENCLOSURE PRODUCTS AND SYSTEMS

Enclosure Products and Systems ("EPS"), formerly known as Technical Environments and Enclosures, provides users and manufacturers of electronic equipment with technical furniture and electronic enclosure products and systems. Technical furniture, sold primarily under the Wright Line brand name, is used to configure the environment in which computers reside, including computer room, manufacturing or technical office environments. Electronic enclosure products are cabinets, racks and subracks that are sold under the Stantron and VERO brand names. Other products include backplanes, power supplies and cases sold under the VERO, Danica and ZERO Halliburton(R) brand names, respectively. In addition to providing standard products, EPS sells customized electronic enclosure systems allowing the Company to provide completely integrated and tested products to a wide array of customers including the telecommunication, computer networking, semiconductor manufacturing equipment and automated teller machines markets. The systems business is driven by the desire of many producers of electronic components to outsource manufacturing and it relies heavily on EPS' skills in new product development, supply chain management, assembly and testing. EPS also has a global drop ship capability.

EPS products are primarily sold direct, with specific standard products going through distribution in selected markets. EPS sales and manufacturing locations are mainly in Europe and North America. EPS' largest single customer, IBM, is expected to account for just under ten percent of total EPS sales in 1999. Sales to the Federal Government, which now average approximately 7% of total EPS net sales, are made pursuant to a contract between EPS and the US Government's General Services Administration ("GSA"). The government sales are primarily for technical furniture. As the enclosure product line grows within EPS, it is expected that the percent of total EPS sales attributable to the GSA contract will decline considerably in 1999.

ENGINEERED SOLUTIONS

Engineered Solutions ("ES") is a technology based business providing customized solutions to OEM customers in the truck, aerospace, automotive, recreational vehicle, electrical/electronic enclosures and other general industrial markets. ES possesses particular competence in hydraulic, electromechanical, rubber/elastomer molding, magnetic, thermal systems and electronic control techniques. Principle brand names that ES trades under include McLean, Barry Controls, Power Gear, Power Packer, Vlier, Mox-Med and Eder. The segment's sales, engineering and manufacturing activities are primarily in Europe and North America. As an OEM supplier, ES operates as a just-in-time supplier and maintains numerous quality certifications including ISO 9001 and ISO 9000. Most ES sales are diversified by customer and end user industry and are primarily sold through direct sales persons, with sales representatives and distributors used in certain situations.

TOOLS AND SUPPLIES

Tools and Supplies ("TS") provides a wide array of electrical and industrial tools and supplies to wholesale distributors, catalogs and various retail channels of distribution. TS provides over 10,000 stock keeping units ("SKUs"), most of which are designed and manufactured by the Company in North America. TS has particular expertise in hydraulic design and plastic injection molding. The Company maintains a sophisticated sourcing operation to supply additional products to supplement its own products and meet its customers' needs. Principal brand names used by the Company include Enerpac, GB Gardner Bender, Ancor, Calterm and Del City. End user markets include general industrial, construction, retail marine, retail automotive, do-it-yourself and production automation. To provide its customers with the service levels required, TS maintains a sophisticated warehouse and physical distribution capability in North America, Europe and Asia. Certain products are sold on an OEM basis.

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

Research and Development

The Company maintains engineering staffs at several locations that design new products and make improvements to existing product lines. Expenditures for research and development were $13,947, $10,437 and $10,247 in fiscal years 1998, 1997 and 1996, respectively, the majority of which was expended by the Engineered Solutions segment. Substantially all research, development and product improvement expenditures are Company funded.

Patents and Trademarks

The Company has been issued a number of patents that provide protection for valuable designs and processes primarily in its Tools and Supplies and Engineered Solutions businesses. The Company owns numerous other United States and foreign patents and trademarks. No such individual patent or trademark (or group thereof) is believed to be of sufficient importance that its termination would have a material adverse effect on the Company's businesses.

Manufacturing, Materials and Suppliers

The majority of the Company's manufacturing operations include the assembly of parts and components which have been purchased by the Company from a number of suppliers. In the absence of unusual circumstances, substantially all such parts and components are normally available from a number of local and national suppliers.

Order Backlogs and Seasonality

At August 31, 1998, the Company had approximately $251,900 in backlog, compared to approximately $164,200 at August 31, 1997. Substantially all orders are expected to be completed prior to August 31, 1999. The Company's sales are subject to minor seasonal fluctuations, with second quarter sales traditionally being the lowest of the year.

Employee Relations

As of August 31, 1998, the Company employed approximately 10,150 people on a full-time basis, of which approximately 80 were represented by a collective bargaining agreement. In general, the Company enjoys good relationships with its employees.

Environmental Compliance

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Compliance with these laws has and will require expenditures on a continuing basis. The Company has been identified by the United States Environmental Protection Agency as a "Potentially Responsible Party" regarding various multi-party Superfund sites. Based on its investigations, the Company believes it is a de minimis participant in each case, and that any liability which may be incurred as a result of its involvement with such Superfund sites, taken together with its expenditures for environmental compliance, will not have a material adverse effect on its financial position. Environmental costs are expensed or capitalized depending on their future economic benefits. Expenditures that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental expenditures over the last three years have not been material. Although the level of future expenditures for environmental remediation is impossible to determine with any degree of certainty, it is management's opinion that such costs are not presently expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. Environmental remediation accruals of $4,049 and $1,608 were included in the Consolidated Balance Sheet at August 31 , 1998 and 1997, respectively. For further information, refer to Note O - "Contingencies and Litigation" in Notes to Consolidated Financial Statements.

Item 2. Properties
        ----------

The following table summarizes the principal manufacturing, warehouse and office facilities owned or leased by the Company:

Location and Business                       Size (sq. feet)         Owned/Leased
--------------------------------------------------------------------------------

ENCLOSURE PRODUCTS AND SYSTEMS
------------------------------
     Anaheim, California                        360,000                Leased
     Monson, Massachusetts                      320,000                Owned
     North Salt Lake, Utah                      292,000                Owned
     Worcester, Massachusetts                   240,000                Owned
     Dublin, Ireland                            205,000             Leased/Owned
     Eastleigh, England                         186,000                Leased
     San Jose, California                       177,000                Leased
     Middlesex, England                         151,000                Leased
     Monon, Indiana                             150,000                Owned
     Hudson, New Hampshire                      140,000                Leased
     Pacoima, California                        113,000                Leased
     Southampton, England                        95,000                Leased
     Garland, Texas                              80,000                Leased
     El Monte, California                        78,000                Leased
     Wallingford, Connecticut                    76,000                Leased
     Cork, Ireland                               70,000                Leased
     West Boylston, Massachusetts                60,000                Owned
     Portsmouth, New Hampshire                   55,000                Leased
     Bremen, Germany                             54,000                Owned
     Austin, Texas                               51,000                Leased
     San Diego, California                       49,000                Owned
     Garden Grove, California                    47,000                Leased
     Aarup, Denmark                              38,000                Owned
     Irvine, California                          35,000                Leased
     Beauvais, France                            32,000                Owned

Location and Business           Size (sq. feet)  Owned/Leased
------------------------------  ---------------  ------------

ENGINEERED SOLUTIONS
------------------------------
Champlin, Minnesota                    186,000     Owned
Birmingham, England                    145,000   Owned/Leased
Brighton, Massachusetts                144,000     Leased
Robbinsville, New Jersey               133,000     Owned
Burbank, California                    126,000     Leased
Oldenzaal, Netherlands                 126,000   Owned/Leased
Rancho Dominguez, California           110,000     Leased
Waukesha, Wisconsin                     83,000     Leased
Pachuca, Mexico                         73,000     Leased
Oak Creek, Wisconsin                    72,000     Owned
Hartford, Connecticut                   65,000     Owned
Portage, Wisconsin                      56,000     Owned
Westfield, Wisconsin                    40,000     Owned
Hersham, England                        39,000     Leased
Beaver Dam, Wisconsin                   38,000     Owned
Camarillo, California                   36,000     Leased
Tijuana, Mexico                         35,000     Leased
Middlesex, England                      32,000     Leased
Smethwick, England                      29,000     Leased
Sao Paulo, Brazil                       22,000     Leased

TOOLS AND SUPPLIES
------------------------------
Glendale, Wisconsin                    313,000     Leased
Troyes, France                         185,000     Leased
Columbus, Wisconsin                    130,000     Leased
Veenendaal, Netherlands                 97,000     Owned
Mobile, Alabama                         75,000     Leased
Cudahy, Wisconsin                       73,000     Owned
San Diego, California                   69,000     Leased
Oklahoma City, Oklahoma                 56,000     Leased
Reno, Nevada                            55,000     Owned
Tecate, Mexico                          54,000     Leased
Tokyo, Japan                            39,000     Leased
Charlotte, North Carolina               36,000     Leased
Matthews, North Carolina                33,000     Owned
Alexandria, Minnesota                   25,000     Owned
Sydney, Australia                       23,000     Leased
Cotati, California                      20,000     Leased
Taipei, Taiwan                          19,000     Leased
Ontario, Canada                         18,000     Leased
Corsico, Italy                          18,000     Owned
Seoul, South Korea                      18,000     Leased
Lancaster, Pennsylvania                 16,000     Leased
Dusseldorf, Germany                     15,000     Leased
Singapore, Singapore                    15,000     Leased

In addition to these properties, the Company utilizes a number of smaller facilities in Spain, Italy, Canada, Brazil, France, Germany, Russia, Taiwan, India, Hong Kong, Malaysia, the Peoples Republic of China, the United Kingdom and the United States. The above table does not include facilities acquired with Rubicon in September 1998. The Company's headquarters are based in a leased office facility in Butler, Wisconsin.

The Company's strategy is to lease properties when available and economically advantageous. Leases for the majority of the Company's facilities include renewal options. For additional information, see Note J - "Leases" in

Notes to Consolidated Financial Statements. The Company believes its current properties are well maintained and in general are adequately sized to house existing operations.

Item 3.  Legal Proceedings
         -----------------

The Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor and patent claims. (For further information related to environmental claims, refer to the section titled "Environmental Compliance" in Item 1). The Company has recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when the occurrence of loss is probable and can be reasonably estimated. In the opinion of management, the resolution of these contingencies is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows. For further information, refer to Note O - "Contingencies and Litigation" in Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

On July 31, 1998, ZERO Corporation, a Delaware corporation ("ZERO"), became a wholly-owned subsidiary of the Company through the merger of STB Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company ("Acquisition"), with and into ZERO (the "Merger") pursuant to an Agreement and Plan of Merger by and among the Company, ZERO and Acquisition dated as of April 6, 1998 (the "Merger Agreement"). The shareholders of the Company approved the issuance of shares of the Company's common stock pursuant to the Merger Agreement to effect the transactions contemplated by the Merger Agreement by the requisite vote at the special meeting of shareholders of the Company held on July 31, 1998. The voting results were: 22,160,498 for; 77,950 against; 608,361 abstentions; and, no broker non-votes.

Executive Officers of the Registrant
------------------------------------

The names, ages and positions of all of the executive officers of the Company are listed below.

Name                     Age  Position
-----------------------  ---  ---------------------------------------------------------

Richard G. Sim            54  Chairman, President and Chief Executive Officer; Director

William J. Albrecht       47  Senior Vice President

Philip T. Burkart         41  Senior Vice President

Timothy R. Wightman       52  Senior Vice President

Gustav H.P. Boel          54  Vice President

Theodore M. Lecher        47  Vice President

Robert C. Arzbaecher      38  Senior Vice President and Chief Financial Officer

Richard D. Carroll        35  Treasurer and Controller

Anthony W. Asmuth III     56  Secretary

Richard G. Sim was elected President and Chief Operating Officer in 1985, Chief Executive Officer in 1986 and Chairman of the Board in 1988. From 1982 through 1985, Mr. Sim was a General Manager in the General Electric Medical Systems Business Group. He is also a director of IPSCO Inc. and Oshkosh Truck Corporation.

William J. Albrecht was named Senior Vice President of Engineered Solutions in 1994. Prior to that, he served as Vice President and President of Power-Packer and APITECH since 1991. He joined the Company in 1989 as Director of Marketing of the APITECH Division in the United States and became General Manager shortly thereafter. Prior to joining the Company, Mr. Albrecht was Director of National Accounts and Industrial Power Systems at Generac Corp. from 1987 to 1989.

Philip T. Burkart was elected Senior Vice President of the Company in 1998. Prior to that, he served as Vice President of the Company since 1995 and President of Enclosure Products and Systems since 1994. From 1990 to 1994, Mr. Burkart held various positions within Enclosure Products and Systems including:
General Manager, Vice President, Marketing and Operations and Director of Marketing. Prior to joining the Company, Mr. Burkart was a Marketing Manager for GE Medical Systems.

Timothy R. Wightman joined the Company in September 1998 with the acquisition of Rubicon Group plc where he was Chief Executive Officer since 1992. Prior to joining Rubicon, Mr. Wightman was Chief Executive of Credit Ancillary Services Ltd from 1987 to 1992.

Gustav H.P. Boel was appointed Vice President with responsibilities for Tools and Supplies in 1998. Prior to that, Mr. Boel was President of Enerpac since 1995. From 1991 to 1995, he managed the Company's Engineered Solutions business in Europe. From 1990 to 1991, Mr. Boel was Technical Director for Groeneveld, located in the Netherlands. Prior to 1990, Mr. Boel worked in Europe in various positions in the industrial tool business.

Theodore M. Lecher was appointed Business Development Leader in 1998. Prior to that, he served as President of GB Electrical, Inc. (Gardner Bender, Inc. prior to its acquisition by the Company in 1988) since 1986. He has been a Company Vice President since 1988. He was Vice President-General Manager of Gardner Bender, Inc. from 1983 to 1986, and prior to that, Director of Sales and Marketing since 1980. Mr. Lecher has been associated with GB Electrical, Inc. since 1977.

Robert C. Arzbaecher was named Vice President and Chief Financial Officer in 1994 and Senior Vice President in 1998. He had served as Vice President, Finance of Tools and Supplies from 1993 to 1994. He joined the Company in 1992 as Corporate Controller. From 1988 through 1991, Mr. Arzbaecher was employed by Grabill Aerospace Industries LTD, where he last held the position of Chief Financial Officer.

Richard D. Carroll joined the Company as Corporate Controller in 1996 and was appointed Treasurer and Controller in 1998. Mr. Carroll was previously employed with the Northwest Indiana Water Company as its Vice President/Controller during 1995. Prior to that, he was Controller for Nypro Chicago from 1993 to 1995.

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

                                    PART II
                                    -------


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ---------------------------------------------------------------------

On February 3, 1998, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend. Unless otherwise indicated, all financial and other data contained in this report have been restated to give retroactive effect to such stock split.

The Company's common stock is traded on the New York Stock Exchange under the symbol APW. At October 30, 1998, the approximate number of record shareholders of common stock was 4,865. The high and low sales prices of the common stock by quarter for each of the past two years (adjusted to reflect the 1998 stock split) are as follows:

  FISCAL YEAR                  PERIOD                   HIGH             LOW
---------------      --------------------------       ---------       ----------
     1998            June 1 to August 31              $ 38            $ 24 3/4
                     March 1 to May 31                  40              33 1/2
                     December 1 to February 28          35 3/4          34 11/16
                     September 1 to November 30         34 1/4          29 1/2

     1997            June 1 to August 31              $ 31 3/4        $ 21 7/8
                     March 1 to May 31                  22 9/16         19 9/16
                     December 1 to February 28          21 7/16         18 3/16
                     September 1 to November 30         18 3/4          14 11/16

Quarterly dividends of $0.015 per share were declared and paid by the Company for each of the quarters above.

Item 6. Selected Financial Data
        -----------------------

The following table sets forth selected consolidated financial information of the Company for the five fiscal years in the period ended August 31, 1998. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included herein. The selected financial data reflect the combined results of operations and financial position of Applied Power Inc. and ZERO Corporation restated for all periods presented pursuant to the pooling of interests method of accounting and includes the results of other acquired companies from their respective effective dates of acquisition in accordance with the purchase method of accounting. See Notes A - "Summary of Significant Accounting Policies" and B - "Merger and Acquisitions" in Notes to Consolidated Financial Statements.

(In Millions, except per share amounts)
                                                                    For the years ended August 31,
                                                 --------------------------------------------------------------------
                                                 1998/(1)/           1997/(1)/    1996/(1)/    1995/(1)/     1994/(1)/
                                                 --------            ---------    ---------    --------      --------
Net Sales                                        $1,230.7            $   897.8    $   777.5    $  706.8      $  605.5
Gross Profit                                        395.0                327.2        290.5       263.0         219.4
Earnings (Loss)
  Continuing Operations                              26.7/(2)(3)/         57.9         50.7        39.8          29.7
  Discontinued Operations                               -                    -            -           -          (0.4)
  Extraordinary Loss                                    -                    -            -        (4.9)            -
                                                 --------            ---------    ---------    --------      --------
  Net Earnings                                   $   26.7            $    57.9    $    50.7    $   34.9      $   29.4

Basic Earnings (Loss) Per Share
  Continuing Operations                          $   0.70/(2)(3)/    $    1.53    $    1.26    $   0.99      $   0.75
  Discontinued Operations                               -                    -            -           -         (0.01)
  Extraordinary Loss                                    -                    -            -       (0.12)            -
                                                 --------            ---------    ---------    --------      --------
  Net Earnings Per Share                         $   0.70            $    1.53    $    1.26    $   0.87      $   0.74

Diluted Earnings (Loss) Per Share
  Continuing Operations                          $   0.66/(2)(3)/    $    1.47    $    1.22    $   0.97      $   0.74
  Discontinued Operations                               -                    -            -           -         (0.01)
  Extraordinary Loss                                    -                    -            -       (0.12)            -
                                                 --------            ---------    ---------    --------      --------
  Net Earnings Per Share/(4)/                    $   0.66            $    1.47    $    1.22    $   0.85      $   0.73

Dividends Per Common Share                                                   See (5) below
                                                                              August 31,
                                                 --------------------------------------------------------------------
                                                   1998                1997         1996         1995          1994
                                                 --------            ---------    ---------    --------      --------
Total Assets                                     $1,174.7            $   649.5    $   547.1    $  504.5      $  476.1
Long-term Obligations                            $  512.6            $   153.2    $   128.1    $   74.2      $   78.0
Shareholders' Equity                             $  341.9            $   305.4    $   253.3    $  277.3      $  243.8
Actual Shares Outstanding                            38.6                 38.0         37.6        40.4          39.8

-----------
(1) Prior to the Merger, ZERO had a March 31 fiscal year end. The historical results have been combined using an August 31 year end for ZERO for the year ended August 31, 1998. For all prior periods, the results of operations and financial position reflect the combination of ZERO with a March 31 fiscal year end and the Company with an August 31 fiscal year end. Net sales and net income for ZERO for the period April 1, 1997 through August 31, 1997 (which results are not included in the historical combined results) were $107.2 and $7.9, respectively.

(2) Earnings from continuing operations in fiscal 1998 include a gain of approximately $4.6, $0.11 per share on a diluted basis, for special items recognized by ZERO.

(3) Earnings from continuing operations in fiscal 1998 include charges related to merger, restructuring and other non-recurring costs of $52.6, $1.31 per share on a diluted basis. See Note G - "Merger, Restructuring and Other Non-recurring Charges" in Notes to Consolidated Financial Statements.

(4) Per share amounts for all periods presented have been restated to give effect to the Merger and a two-for-one stock split effected in the form of a 100 percent stock dividend distributed to the Company's shareholders of record as of January 22, 1998. To effect the stock split, a total of 13.9 shares of the Company's common stock were issued on February 3, 1998.

(5) Prior to the Merger, ZERO declared quarterly dividends of $0.03 per share in its fiscal years ended March 31, 1998 and 1997, $0.11 per share in fiscal 1996 and the fourth quarter of fiscal 1995 and $0.10 per share in the first three quarters of fiscal 1995 and each quarter of fiscal 1994. The Company declared quarterly dividends of $0.015 per share (as adjusted for the stock split) in its fiscal years ended August 31, 1998, 1997, 1996, 1995 and 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

(Dollars in Millions unless otherwise indicated, except per share amounts)

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this report.

Business Combination

On July 31, 1998, the Company completed its Merger with ZERO Corporation ("ZERO"), a leading supplier of electrical and electronic system enclosure products and thermal management products. The Merger was accounted for as a pooling of interests. The Company issued approximately 10.6 million shares of its common stock in exchange for all outstanding common stock of ZERO Corporation and assumed outstanding options to purchase ZERO common stock that were converted into options to purchase approximately 0.6 million shares of the Company's common stock pursuant to the terms of the Merger.

All financial data of Applied Power Inc. and its subsidiaries (the "Company" or "APW") presented in this Form 10-K have been restated to include the historical financial information of ZERO Corporation in accordance with generally accepted accounting principles and pursuant to Regulation S-X. Prior to the Merger, ZERO had a March 31 fiscal year end. The historical results have been combined using an August 31 year end for ZERO for the year ended August 31, 1998. For all preceding years, the results of operations and financial position reflect the combination of ZERO with a March 31 fiscal year end and the Company with an August 31 fiscal year end. Net sales and net income for ZERO for the period April 1, 1997 through August 31, 1997 (which results are not included in the historical combined results) were $107.2 and $7.9, respectively.

---------------------------------------------------------------------------------------------------
Results of Operations                      Years Ended August 31,           Percentage of Net Sales
---------------------------------------------------------------------------------------------------
                                         1998        1997       1996         1998     1997    1996
---------------------------------------------------------------------------------------------------
Net Sales                              $1,230.7     $897.8     $777.5       100.0%   100.0%   100.0%
Gross Profit                              395.0      327.2      290.5        32.1     36.4     37.4
Operating Expenses                        319.2      225.5      206.5        25.9     25.1     26.6
Operating Earnings                         75.8      101.7       84.0         6.2     11.3     10.8
Other Expenses                             18.4       12.5        6.6         1.5      1.4      0.8
Earnings Before Income Tax Expense         57.4       89.2       77.4         4.7      9.9     10.0
Income Tax Expense                         30.7       31.3       26.7         2.5      3.5      3.4
Net Earnings                           $   26.7     $ 57.9     $ 50.7         2.2%     6.4%     6.6%
----------------------------------------------------------------------------------------------------

Merger, Restructuring and Other Non-recurring Items

The Company recorded restructuring and other one-time charges in the fourth quarter of fiscal 1998 of $52.6, or $1.31 per share on a diluted basis. The pre-tax charges of $69.4 relate to costs associated with the ZERO merger, various plant consolidations principally associated with the enclosure businesses, and other cost reductions and product rationalization efforts of the Company. The pre-tax charges of $69.4 include $13.6 for severance payments for a reduction of approximately 400 employees, of which a negligible amount was paid in 1998 and $9.3 in ZERO merger costs. In addition to the charges above, ZERO recognized a net gain of $4.6, $0.11 per share on a diluted basis, for special items relating to a gain from life insurance and sale of property offset by a provision for the estimated loss on the sale of a subsidiary. The following table reconciles reported results to results of operations on an ongoing basis:

---------------------------------------------------------------------------------------------------------
Comparative Statement of Earnings                                Year Ended August 31, 1998
---------------------------------------------------------------------------------------------------------
(In Thousands, except per share amounts)
                                                                                  Fourth          APW
                                                      APW          ZERO Non-     Quarter       Excluding
                                                       As          recurring     One-time       One-time
                                                    Reported         Items       Charges         Items
                                                   ----------      ---------     --------      ----------
Net sales                                          $1,230,689      $       -     $      -      $1,230,689
Cost of products sold                                 835,716              -      (25,785)        809,931
                                                   ----------      ---------     --------      ----------
  Gross Profit                                        394,973                      25,785         420,758

Engineering, selling and administrative expense       269,227              -       (9,019)        260,208
Amortization of intangible assets                      20,353              -       (5,062)         15,291
Restructuring charges                                  20,298              -      (20,298)              -
Merger related expenses                                 9,276              -       (9,276)              -
                                                   ----------      ---------     --------      ----------
  Operating Earnings                                   75,819              -       69,440         145,259

Other Expense(Income):
  Net financing costs                                  28,531              -            -          28,531
  Other - net                                         (10,097)         7,024            -          (3,073)
                                                   ----------      ---------     --------      ----------
Earnings Before Income Tax Expense                     57,385         (7,024)      69,440         119,801

Income Tax Expense                                     30,698         (2,438)      16,803          45,063
                                                   ----------      ---------     --------      ----------

Net Earnings                                       $   26,687      $  (4,586)    $ 52,637      $   74,738
                                                   ==========      =========     ========      ==========

Basic Earnings Per Share                           $     0.70      $   (0.12)    $   1.36      $     1.94
                                                   ==========      =========     ========      ==========

  Weighted Average Common
   Shares Outstanding (000's)                          38,380         38,380       38,380          38,380

Diluted Earnings Per Share                         $     0.66      $   (0.11)    $   1.31      $     1.86
                                                   ==========      =========     ========      ==========

  Weighted Average Common and
   Equivalent Shares Outstanding (000's)               40,174         40,174       40,174          40,174
---------------------------------------------------------------------------------------------------------

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 1998 presentation, including, but not limited to, the reclassification of financial data previously reported in Tools and Supplies into Engineered Solutions.

Net Sales
---------

Net sales increased 37% during fiscal 1998 to $1,230.7 from $897.8 in fiscal 1997. The incremental effect of acquisitions was approximately $256.0 in fiscal 1998. Price changes have not had a significant impact on the comparability of net sales during the last three years. Excluding the unfavorable impact on translated sales from the stronger US Dollar, sales increased approximately 39% over 1997.

--------------------------------------------------------------------------------------------------------------------------
                                                    Sales                           Percentage Change from Prior Year
--------------------------------------------------------------------------------------------------------------------------
Segment Sales                           1998            1997           1996         1998            1997           1996
--------------------------------------------------------------------------------------------------------------------------
Enclosure Products and
  Systems                             $  482.4         $296.2         $190.1         63%             56%            25%
Engineered Solutions                     432.0          312.3          308.9         38               1              4
Tools and Supplies                       316.3          289.3          278.5          9               4              9
--------------------------------------------------------------------------------------------------------------------------
Totals                                $1,230.7         $897.8         $777.5         37%             15%            10%
--------------------------------------------------------------------------------------------------------------------------

Enclosure Products and Systems increased sales 63% over 1997. The acquisitions of VERO, Brown, Premier, PTI, AA and PMP in 1998 as well as Everest, CFAB and Hormann in 1997 resulted in additional sales of $133.5. The continued expansion of end user markets in the US and Europe also contributed to the growth. Excluding acquisitions net of the negative impact of the stronger US Dollar, Enclosure Products and Systems sales in 1998 grew 22%. In 1997, sales grew 56% due to the effect of acquisitions, continued demand for its products, the expansion of its direct sales force and geographic expansion in Europe and Asia.

Sales for the Engineered Solutions segment improved 38% compared to 1997. The increase was the result of the acquisition of Versa/Tek in October 1997, which contributed $91.1, along with growth primarily in European truck and automotive markets. The strengthening US Dollar negatively impacted sales by 2% in 1998. Sales increased 1% in 1997 over 1996, primarily the result of increased sales in the thermal management market.

Sales in the Tools and Supplies segment increased 9% in 1998 to $316.3 from $289.3 in 1997. The increase was primarily the result of $31.4 of increased sales from acquisitions offset by declining Asian sales and the effect of the strengthening US Dollar. The impact of the stronger US Dollar negatively impacted reported sales by approximately 3% for the year. In 1997, sales for Tools and Supplies increased 4% over 1996. The increase for 1997 was attributed to approximately $11.7 from acquisitions net of product line dispositions. The impact of the stronger US Dollar in 1997 over 1996 negatively impacted sales by approximately 5%.

--------------------------------------------------------------------------------------------------------------------------
                                                    Sales                           Percentage Change from Prior Year
--------------------------------------------------------------------------------------------------------------------------
Geographic Sales                        1998            1997           1996         1998            1997           1996
--------------------------------------------------------------------------------------------------------------------------
North America                        $  895.3         $653.3         $547.6         37%             20%            12%
Europe                                  284.2          181.0          163.2         57               9              9
Japan and Asia Pacific                   37.6           52.0           56.8        (28)             (8)             3
Latin America                            13.6           11.5            9.9         18              16            (18)
-------------------------------------------------------------------------------------------------------------------------
Totals                               $1,230.7         $897.8         $777.5         37%             15%            10%
-------------------------------------------------------------------------------------------------------------------------

The Company does business in many different geographic regions and is subject to various economic conditions. The improved economic environment in North America and the effect of acquisitions combined to increase sales 37% in this region over 1997. Sales increased 20% in 1997 over 1996 primarily due to the improving US economy and the acquisitions made in the third quarter of 1996 and the first quarter of 1997.

Sales in Europe grew 57% in 1998 compared to 1997. The combination of the VERO acquisition, which contributed $53.9, along with strong internal growth accounted for the 1998 growth. Sales grew 9% in 1997 compared to 1996, primarily the result of two acquisitions. Sales in Japan and Asia Pacific fell 28% in 1998 due to the general economic down-turn in this region. In 1997, sales decreased 8% in Japan and Asia Pacific, 6% of which was attributable to foreign currency fluctuations. The remaining decrease was caused by weakening economic conditions. The sales growth generated in Latin America during 1998 and 1997 was the result of geographic expansion in this region. As the Company's recent acquisition strategy has focused on North America and Europe, sales from Japan, Asia Pacific and Latin America are expected to become a smaller percentage of the Company's total sales in 1999.

Gross Profit

Gross profit increased 21% in 1998 to $395.0 compared to $327.2 in 1997 and $290.5 in 1996. The increases in gross profit resulted primarily from increased sales in 1998 and 1997.

------------------------------------------------------------
Gross Profit Percentages By Segment    1998    1997    1996
------------------------------------------------------------
Enclosure Products and Systems         32.1%   39.4%   42.4%
Engineered Solutions                   31.8    32.5    31.4
Tools and Supplies                     32.5    37.6    40.5
-------------------------------------------------------------
Totals                                 32.1%   36.4%   37.4%
-------------------------------------------------------------

The one-time charges that were recorded in the fourth quarter of fiscal 1998 negatively impacted gross profit by $25.8. These charges primarily relate to a decision to discontinue certain product lines and SKUs, principally within Tools and Supplies. To a lesser extent, charges were incurred to conform ZERO inventory valuation methods to the Company's. Excluding the impact of these charges, the gross profit percentages by segment would have been:

------------------------------------------------------------
Gross Profit Percentages By Segment
(excluding one-time charges)           1998    1997    1996
------------------------------------------------------------
Enclosure Products and Systems         33.8%   39.4%   42.4%
Engineered Solutions                   32.5    32.5    31.4
Tools and Supplies                     37.1    37.6    40.5
------------------------------------------------------------
Totals                                 34.2%   36.4%   37.4%
------------------------------------------------------------

The following discussion addresses the gross profit percentages by segment excluding the effect of the one-time charges discussed above. The overall gross profit percentage for the Company is primarily influenced by the relative sales mix between Enclosure Products and Systems, Engineered Solutions and Tools and Supplies. Engineered Solutions gross profit percentages are lower than either Enclosure Products and Systems or Tools and Supplies because a much higher proportion of its sales are made to OEM customers, which typically generate lower margins than non-OEM customers. The gross profit percentage in Engineered Solutions increased in 1997 versus 1996 as a result of efforts to reduce costs associated with manufacturing. Tools and Supplies gross profit percentage remained relatively flat in 1998 compared to 1997, however, the decline in 1997 compared to 1996 was primarily due to $2.1 of non-recurring charges recorded in 1997 and competitive pricing pressures. Since 1996, gross profit percentages in Enclosure Products and Systems have been declining. This is the result of the effect of the enclosure related acquisitions that took place during 1998 and 1997. These enclosures are sold primarily to OEM customers and carry a lower gross profit margin. With the recent acquisition of Rubicon and the Company's continued focus on OEM customers, the gross profit percentage within Enclosure Products and Systems is expected to moderately decline in the future. However, as discussed below, these enclosure businesses operate with lower selling, administrative and engineering expenses. The overall gross profit margin of the Company will vary depending on the levels of OEM sales within Engineered Solutions and Enclosure Products and Systems.

Operating Expenses

Operating expenses increased $93.6 in 1998, of which the fourth quarter one-time charges represented $43.7. These one-time charges related to costs associated with the ZERO merger, goodwill impairment on two APW business units, and restructuring and downsizing efforts in all three business segments. To a lesser extent, charges were incurred to conform ZERO's accounting policies with the Company's.

Excluding the one-time charges, operating expenses increased 22% and 9% in 1998 and 1997, respectively. During the corresponding periods, sales increased 37% and 15%, respectively. The majority of the increase since 1996 relates to variable selling expenses and increased amortization of goodwill associated with recent acquisitions.

In addition to variable selling expenses, total operating costs have increased as a result of acquisitions, product development programs and expenditures for geographic expansion into emerging markets. Approximately $40.8 of the increase in fiscal 1998 was attributable to businesses acquired since 1997.

Overall, the lower corporate expenses as a percent of sales are attributed to the effects of the lower operating cost enclosure businesses and the Company's goal to continually identify ways to be more cost efficient and have allowed the Company to reduce operating costs as a percent of sales. Excluding 1998 restructuring and other one-time items, operating costs as a percent of sales were 22%, 25%, and 27% in 1998, 1997 and 1996, respectively.

Other Expense(Income)

------------------------------------------------
Other Expense(Income)   1998     1997     1996
------------------------------------------------
Net financing costs    $ 28.5    $16.2    $ 7.9
Other - net             (10.1)    (3.7)    (1.3)
------------------------------------------------

The trend of increased net financing costs over the last three years is the result of increased debt levels following the Company's acquisitions during this period. For further information, see "Liquidity and Capital Resources" below.

"Other - net" includes foreign exchange gains and losses as well as miscellaneous other income and expenses. The Company recognized gains on the sale of two properties in 1998 totaling $11.6 and life insurance proceeds of $1.7. Offsetting these gains was a $4.5 write-down recorded to reduce a European subsidiary to its estimated realizable value. Additionally, in 1998 and 1997, the US Dollar strengthened against most other major currencies and the Company realized foreign exchange gains due to transactions denominated in currencies outside of the functional currencies of certain of its foreign units.

Income Tax Expense

The Company's effective income tax rate was 53.5%, 35.1% and 34.5% in 1998, 1997 and 1996, respectively. The rate for 1998 is largely impacted by the current non-deductibility of the one-time charges recorded in the fourth quarter. Excluding the one-time items, the 1998 effective income tax rate was 37.6%. The non-deductibility of goodwill on many of the Company's acquisitions over the last three years has led to the gradual increase in the Company's effective tax rate. With the Rubicon acquisition subsequent to year end, this trend is expected to continue in 1999.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, unrealized gain(loss) on available-for-sale securities, and mark-to-market adjustments for hedging activities. The disclosures required by this Statement will be made beginning with the Company's first quarter of fiscal 1999.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is in the process of reassessing its current business segment reporting to determine if changes in reporting will be required in adopting this new standard, but does not expect that adoption of this Statement will have a significant impact on the Company's disclosures. The disclosures required by this Statement will be adopted in the Company's 1999 annual report and subsequent interim periods.

During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises disclosures about pension and other postretirement benefit plans. This Statement is effective for the Company's 1999 fiscal year financial statements and restatement of disclosures for earlier years provided for comparative purposes will be required unless the information is not readily available. The Company is currently evaluating the extent to which its financial statement disclosures will be affected by SFAS No. 132.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which specifies the accounting treatment provided to computer software costs depending upon the type of costs incurred. This Statement is effective for the Company's fiscal year 2000 financial statements and restatement of prior years will not be permitted. The Company does not believe that the adoption of this Statement will have a significant impact on its financial position or results of operations.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is effective for the Company's fiscal year 2000 first quarter financial statements and restatement of prior years will not be permitted. The Company is currently evaluating the extent to which its financial statements will be affected by SFAS No. 133, which is not expected to have a material effect on the Company based on its current derivative and hedging activities.

Liquidity and Capital Resources

Outstanding debt at August 31, 1998 totaled $512.6, an increase of $338.0 since the beginning of the year. The increase in debt is a direct result of the business acquisitions that were made during 1998. End of year debt to total capital was 58% in 1998 compared to 35% in 1997. Approximately $129.7 of cash was generated from operating activities in 1998, a 54% increase over 1997. The Company used $426.0 of cash to fund acquisitions and $56.8 was used to fund capital expenditures. In 1997, $84.0 of cash was generated from operations of which $77.0 was used to fund acquisitions and $33.5 was used to fund capital expenditures. The additional cash generated in 1998 originated primarily from increased sales of receivables. Dividends of $2.6 and $3.1 were paid during 1998 and 1997, respectively.

On June 18, 1998, the Company and Enerpac B.V., a Netherlands subsidiary of the Company, entered into a Multicurrency Credit Agreement (the "Credit Agreement"), providing for a $700.0, 5-year revolving credit facility (the "Facility") in order to provide the necessary funds to Applied Power Limited to acquire all of the VERO Group plc shares. In conjunction with the closing of the Facility, the Company terminated its prior $350.0, 5-year revolving credit facility (the "Prior Facility"), and used certain funds received under the Facility to repay borrowings under the Prior Facility. The Facility was used to finance the remaining expenses of the VERO Group plc acquisition, provide for working capital, capital expenditures and for other general corporate purposes. At August 31, 1998, the Company had borrowings denominated in the US Dollar and the Japanese Yen. The Credit Agreement contains customary restrictions concerning investments, liens on assets, sales of assets, maximum levels of debt and minimum levels of shareholders' equity. In addition, the agreement requires the Company to maintain certain financial ratios. As of August 31, 1998, the Company was in compliance with all debt covenants. For additional information, see Note I - "Long-term Debt" in Notes to Consolidated Financial Statements and "Subsequent Events" below.

To reduce risk of interest rate increases, the Company has entered into interest rate swap agreements which effectively convert $239.3 of the Company's variable rate debt to a weighted average fixed rate of 5.95% at August 31, 1998. The swap agreements expire on varying dates through 2005.

On August 28, 1998, the Company amended its accounts receivable financing facility by increasing the amount of multi-currency accounts receivable financing from $80.0 to $90.0. All other terms of the agreement remain the same. An incremental $39.7 of receivables was financed in 1998, bringing the total balance financed to $89.7 at August 31, 1998. Proceeds were used to reduce debt. For additional information, see Note D - "Accounts Receivable Financing" in Notes to Consolidated Financial Statements.

The Company does not purchase or hold any derivative financial instruments for trading purposes.

The following table summarizes the Company's total capitalization over the last three years:

-------------------------------------------------------------------------------------------------------------------------
                                                  Dollars                         Percentage of Total Capitalization
-------------------------------------------------------------------------------------------------------------------------
Total Capitalization                1998           1997           1996            1998            1997           1996
-------------------------------------------------------------------------------------------------------------------------
Total Debt                         $512.6         $174.6         $144.2             58%            35%            35%
Shareholders' Equity                341.9          305.4          253.3             39             62             61
Deferred Income Taxes                23.1           14.6           15.4              3              3              4
-------------------------------------------------------------------------------------------------------------------------
Totals                             $877.6         $494.6         $412.9            100%           100%           100%
-------------------------------------------------------------------------------------------------------------------------

In order to minimize interest expense, the Company intentionally maintains low cash balances and uses available cash to reduce short-term bank borrowings. Funds available under unused non-committed lines and the $700.0 multi-currency credit agreement totaled $34.1 and $269.0, respectively, as of August 31, 1998. The Company believes that such availability, plus funds generated from operations, will be adequate to fund operating activities, including capital expenditures and working capital, for the next fiscal year.

Year 2000 Considerations
------------------------

As is the case for most companies, the Year 2000 computer issue creates a risk for the Company. If systems do not correctly recognize date information when the year changes to 2000, there could be a material adverse impact on the Company's operations. However, the impact cannot be quantified at this time.

The Company is taking actions intended to ensure that its computer systems are capable of processing periods for the Year 2000 and beyond. The Company has developed and has clearly articulated a written policy that Year 2000 readiness is an important responsibility for all its business leaders. In addition, the Company is aggressively pursuing a comprehensive set of programs intended to reduce the risk of disruptions due to the Year 2000 problem. Issues addressed in the context of these efforts include, but are not limited to, creating management awareness regarding the Year 2000 problem and the need to become Year 2000 ready, mitigating known Year 2000 readiness problems, communicating the Company's Year 2000 readiness commitment to its customers, conducting a company-wide Year 2000 readiness check, the official designation of Year 2000 readiness contacts within each business unit, comprehensive testing and compliance certification for all of the Company's mission-critical business and manufacturing control systems, proactive Year 2000 compliance certification of key suppliers, and the development of contingency plans to deal with emergent Year 2000 situations. The Company expects to complete the majority of its efforts in this area by the end of its fiscal 1999. This should leave adequate time to perform additional testing and make any further modifications that are deemed necessary.

The Company is continuing an ongoing process of assessing potential Year 2000 risks and uncertainties. However, it is currently premature to define the most reasonably likely worst case scenarios related to the Year 2000 problem. The Company's Year 2000 readiness initiatives are intended to address its critical business functions, and the Company currently expects to successfully mitigate its controllable internal year 2000 issues. However, the Company also relies upon third parties whose failure to identify and remediate their Year 2000 problems could have a material impact on the Company's operations and financial condition. The Company's Year 2000 readiness efforts will include attempting to identify, assess and mitigate third party risks where possible, but the potential impact and related costs and consequences of third party failures have not yet been identified.

Based on the current status of the Company's compliance and readiness efforts, the costs associated with identified Year 2000 issues are not expected to have a material effect on the results of operations or financial condition of the Company. Most of the Company's business units have installed or are in the process of installing new business management systems which go beyond just Year 2000 compliance. The costs of purchased software are capitalized. Some businesses have chosen to upgrade existing systems to be compliant. These costs are being expensed as incurred. Additionally, the Company is developing a contingency plan to deal with any issues that are not resolved on a timely basis. The Company historically has not quantified the costs of Year 2000 compliance and remediation, but believes costs incurred to date were immaterial. The Company estimates remaining costs to range between $3.0 and $5.0, which is expected to be funded with cash flow from operations.

At this time, the Company does not expect the reasonably foreseeable consequences of the Year 2000 problem to have material adverse effects on the Company's business, operations or financial condition. However, the Company cannot be certain that it will not suffer business interruptions, either due to its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible to fulfill their commitments to the Company. Furthermore, the Year 2000 problem has many elements and potential consequences, some of which may not be reasonably foreseeable, and there can be no assurances that every material Year 2000 problem will be identified and addressed or that unforeseen consequences will not arise and possibly have a material adverse effect on the Company. Unanticipated factors while implementing the changes necessary to mitigate Year 2000 problems, including, but not limited to, the ability to locate and correct all relevant codes in computer and imbedded systems, or the failure of critical third parties to communicate and mitigate their Year 2000 problems could result in unanticipated adverse impacts on the business activities or operations of the Company.

European Economic Monetary Union
--------------------------------

On January 1, 1999, eleven of the European Union countries (including eight countries where APW operations are located) are scheduled to adopt the Euro as their single currency, and there will be fixed conversion rates between their existing currencies ("legacy currencies") and the Euro. The Euro will then trade on currency exchanges and be available for noncash transactions. Following the introduction of the Euro, the legacy currencies will remain legal tender in the participating countries during the transition period from January 1, 1999 through January 1, 2002. Beginning on January 1, 2002, the European Central Bank will issue Euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the participating countries will withdraw all legacy bills and coins and use the Euro as their legal currency.

The Company's various operating units located in Europe which are affected by the Euro conversion intend to keep their books in their respective legacy currency through a portion of the three year introductory period. At this time, the Company does not expect the reasonably foreseeable consequences of the Euro conversion to have material adverse effects on the Company's business, operations or financial condition.

Inflation
---------

No meaningful measures of inflation are available because the Company has a significant number of small operations which operate in countries with diverse rates of inflation and currency rate movements.

Outlook
-------

The Company expects its trend of increasing sales and earnings per share to continue into fiscal 1999, assuming no significant downturn in the economy in North America or Western Europe. Net sales are expected to be approximately $1,900.0 with increased sales at all three of the Company's business segments. The strength of its core markets and the incremental effect of recent acquisitions will be the driving forces of the growth. Operating profit is expected to improve as a result of the increased sales and the streamlining and cost reduction efforts initiated in the fourth quarter of 1998. The improved operating profit is expected to be partially offset by higher interest expense and a higher effective income tax rate, generating record earnings per share.

Risk Factors That May Affect Future Results
-------------------------------------------

Certain statements in this Form 10-K, including the above section entitled "Outlook," as well as statements in other Company communications, which are not historical facts, are forward looking statements that involve risks and uncertainties. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the industrial production, trucking, construction, aerospace, automotive, recreational vehicle, computer, semiconductor, telecommunication, electronic and defense industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive pricing, foreign currency risk, interest rate risk, unforeseen costs or consequences of Year 2000 issues and other factors that may be referred to in the Company's reports filed with the Securities and Exchange Commission from time to time.

Subsequent Events
-----------------

On September 29, 1998, the Company, through its wholly-owned subsidiary, APW Enclosure Systems Limited, accepted for payment all shares of Rubicon Group plc ("Rubicon") common stock which had been tendered pursuant to the APW Enclosure Systems Limited tender offer for all outstanding shares of common stock at 2.35 pounds sterling per share and all outstanding shares of cumulative preferred stock at 0.50 pounds sterling per share, which constituted control, and continued with steps to acquire the remaining outstanding shares. Rubicon is a leading provider of electronic manufacturing services and engineered magnetic solutions to major OEMs in the information technology and telecommunication industries. Consideration for the transaction totaled approximately $365.0, including related fees and expenses. APW Enclosure Systems Limited obtained all of the funds it expended from the Company. To provide the necessary funds, the Company and Enerpac B.V., a Netherlands subsidiary of the Company, as Borrowers, entered into a Multicurrency Credit Agreement, dated as of October 14, 1998, providing for an $850.0, 5-year revolving credit facility (the "New Facility"). In conjunction with the closing of the New Facility, the Company terminated its prior $700.0, 5-year revolving credit facility (the "Facility"), and used certain funds received under the New Facility to repay borrowings under the Facility.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The Company is exposed to market risk from changes in foreign exchange and interest rates and, to a lesser extent, commodities. To reduce such risks, the Company selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading purposes.

A discussion of the Company's accounting policies for derivative financial instruments is included in Note A - "Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements, and further disclosure relating to financial instruments is included in Note I - "Long-term Debt."

Currency Risk - The Company has significant international operations. In most instances, the Company's products are produced at manufacturing facilities located near the customer. As a result, significant volumes of finished goods are manufactured in countries for sale into those markets. For goods purchased from other Company affiliates, the Company denominates the transaction in the functional currency of the producing operation.

The Company has adopted the following guidelines to manage its foreign exchange exposures:

(i) increase the predictability of costs associated with goods whose purchase price is not denominated in the functional currency of the buyer;
(ii) minimize the cost of hedging through the use of naturally offsetting positions (borrowing in local currency), netting, pooling; and
(iii) where possible, sell product in the functional currency of the producing operation.

The Company's identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The Company identifies naturally occurring offsetting positions and then purchases hedging instruments to protect anticipated exposures. The Company's financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.

Interest Rate Risk - The Company enters into interest rate swaps to stabilize financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counter-party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. The Company's existing swap contracts range between two and seven years in duration. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense. Credit and market risk is minimized through diversification among counter-parties with high credit ratings.

Commodity Prices - The Company is exposed to fluctuation in market prices for steel. Therefore, the Company has established a program for centralized negotiation of steel prices. This program allows the Company to take advantage of economies of scale as well as to cap pricing. All business units are able to purchase steel under this arrangement. In general, the contracts lock steel pricing for 18 months and enable the Company to pay less if market prices fall.

See Note I - "Long-term Debt" in Notes to Consolidated Financial Statements for additional information concerning derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

Quarterly financial data for 1998 and 1997 is as follows:
(In Millions, except per share amounts)

                                                              1998
                                        -----------------------------------------------------
                                         FIRST(1)     SECOND        THIRD(2)        FOURTH(3)
                                        ---------     ------        --------        ---------
Net Sales                                $275.4       $279.4         $303.9          $372.0
Gross Profit                               95.7         96.1          106.4            96.8
Net Earnings                               19.1         16.5           22.4           (31.3)
                                         ======       ======         ======          ======

Basic Earnings Per Share                 $ 0.49       $ 0.43         $ 0.58          $(0.81)
                                         ======       ======         ======          ======
Diluted Earnings Per Share               $ 0.48       $ 0.41         $ 0.55          $(0.78)
                                         ======       ======         ======          ======


                                                              1997
                                        -----------------------------------------------------
                                          FIRST       SECOND         THIRD           FOURTH
                                        ---------     ------        --------        ---------
Net Sales                                $207.8       $210.6         $232.4           $247.0
Gross Profit                               79.4         77.8           83.8             86.2
Net Earnings                               13.3         13.2           15.3             16.1
                                         ======       ======         ======           ======

Basic Earnings Per Share                 $ 0.36       $ 0.35         $ 0.40           $ 0.42
                                         ======       ======         ======           ======
Diluted Earnings Per Share               $ 0.34       $ 0.34         $ 0.39           $ 0.41
                                         ======       ======         ======           ======

(1) Includes a $1.7 gain, after tax, on life insurance proceeds, or $0.04 per diluted share.
(2) Includes a $2.9 net gain, after tax, on the sale of a facility and the writedown of a European subsidiary to its estimated realizable value, or $0.08 per diluted share.
(3) Includes restructuring and other one-time charges of $52.6, after tax, or $1.31 per diluted share.

The Consolidated Financial Statements are included on pages 27 to 48 and are incorporated by reference herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

A change in the Company's independent public accountants was previously reported in a Current Report on Form 8-K dated November 4, 1997 and filed on November 10, 1997. The information reported in the Form 8-K is also contained in the 1999 Annual Meeting Proxy Statement (identified in Item 10) under the caption "Other Information - Independent Public Accountants," and is set forth below:

  On November 3, 1997, the Audit Committee of the Board of Directors recommended the replacement of Deloitte & Touche LLP with Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP) as the Company's independent public accountants for the fiscal year ended August 31, 1998. On November 4, 1997, the Board of Directors of the Company accepted and approved the Audit Committee's recommendation. On the same day, Deloitte & Touche LLP was notified of its dismissal and PricewaterhouseCoopers LLP was notified of its engagement. Through November 4, 1997, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused that firm to make reference to the subject matter of the disagreement in connection with its report. Deloitte & Touche LLP's report on the Company's financial statements for the previous two fiscal years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The information required by this item is incorporated by reference from the "Election of Directors" and "Other Information -- Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on January 8, 1999 (the "1999 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof.

Item 11.  Executive Compensation
          ----------------------

The information required by this item is incorporated by reference from the "Board Meetings, Committees and Director Compensation" section and the "Executive Compensation" section (other than the subsections thereof entitled "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Performance Graph") of the 1999 Annual Meeting Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The information required by this item is incorporated by reference from the "Certain Beneficial Owners" and "Election of Directors" sections of the 1999 Annual Meeting Proxy Statement.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
None.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

(a)  Documents filed as part of this report:
     ---------------------------------------

     1.  Consolidated Financial Statements
         ---------------------------------

         See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 23, the Report of Independent Accountants and Independent Auditors' Reports on pages 24 to 26 and the Consolidated Financial Statements on pages 27 to 48, all of which are incorporated herein by reference.

     2.  Financial Statement Schedules
         -----------------------------

         See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 23, the Report of Independent Accountants on Financial Statement Schedule on page 49 and the Financial Statement Schedule on page 50, all of which are incorporated herein by reference.

     3.  Exhibits
         --------

         See "Index to Exhibits" on pages 52 to 56, which is incorporated herein by reference.

(b)  Reports on Form 8-K:
     --------------------

     The following reports on Form 8-K were filed during the last quarter of fiscal 1998:

         On June 22, 1998, the Company filed a Current Report on Form 8-K dated June 5, 1998 reporting under Item 2 that the Company had accepted for payment all the VERO Group plc shares which had been tendered pursuant to the Company's tender offer to acquire all outstanding shares at a cash price of 192 pence per share. The required Item 7 VERO financial statements and pro forma financial information were also filed. The Company filed an amendment to the Current Report on Form 8-K/A on July 1, 1998.

         On August 12, 1998, the Company filed a Current Report on Form 8-K dated July 31, 1998 reporting under Item 2 the merger of ZERO Corporation, a Delaware corporation ("ZERO"), with a wholly-owned subsidiary of the Company. The required Item 7 ZERO financial statements and pro forma financial information were also filed.

         On August 12, 1998, the Company filed a Current Report on Form 8-K dated August 12, 1998 for the purpose of updating and superseding (under Item 5) the description of the Class A Common Stock of the Company contained in the Company's Registration Statement on Form 8-A filed on August 11, 1987, as previously updated by the Company's Current Report on Form 8-K dated January 28, 1991.

     Subsequent to the end of the fiscal year, on October 14, 1998, the Company filed a Current Report on Form 8-K dated September 29, 1998 reporting under
     Item 2 that the Company had accepted for payment all the Rubicon Group plc shares tendered pursuant to the Company's tender offer to acquire all outstanding shares, and indicating that the required Item 7 Rubicon financial statements and pro forma financial information would be filed as an amendment to such report.

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
                                                                           Page
                                                                           ----

   Report of Independent Accountants..................................       24

   Independent Auditors' Reports......................................  25 - 26

   Consolidated Statement of Earnings
          For the years ended August 31, 1998, 1997 and 1996..........       27

   Consolidated Balance Sheet
          As of August 31, 1998 and 1997..............................       28

   Consolidated Statement of Shareholders' Equity
          For the years ended August 31, 1998, 1997 and 1996..........       29

   Consolidated Statement of Cash Flows
          For the years ended August 31, 1998, 1997 and 1996..........       30

   Notes to Consolidated Financial Statements.........................  31 - 48

INDEX TO FINANCIAL STATEMENT SCHEDULE
-------------------------------------

   Report of Independent Accountants on Financial Statement Schedule..       49

   Schedule II - Valuation and Qualifying Accounts....................       50

All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Accountants
---------------------------------

To the Shareholders and Directors of Applied Power Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Applied Power Inc. and its subsidiaries at August 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The consolidated financial statements of Applied Power Inc. for the years ended August 31, 1997 and 1996, prior to restatement for pooling of interests, and the separate financial statements of ZERO Corporation included in the 1997 and 1996 restated consolidated financial statements, for the years ended March 31, 1997 and 1996, were audited and reported on separately by other independent accountants. We also audited the combination of the accompanying consolidated balance sheet as of August 31, 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the two years in the period then ended, after restatement for the 1998 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note A of Notes to Consolidated Financial Statements.


PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
September 30, 1998

Independent Auditors' Report
----------------------------

To the Shareholders and Directors of Applied Power Inc.:

We have audited the consolidated balance sheet of Applied Power Inc. and subsidiaries as of August 31, 1997 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the two years in the period ended August 31, 1997 (none of which are presented herein). Our audits also included the consolidated financial statement schedule for the two years in the period ended August 31, 1997 (which is not presented herein) listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applied Power Inc. and subsidiaries at August 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
September 25, 1997
(October 16, 1997 as to Note O)

Independent Auditors' Report
----------------------------

To the Stockholders of ZERO Corporation:

We have audited the consolidated balance sheet of ZERO Corporation and its subsidiaries as of March 31, 1997, and the related statements of consolidated income, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1997 (none of which are presented herein). Our audit also included the consolidated financial statment schedule of the Company for each of the two years in the period ended March 31, 1997 (which is not presented herein) listed in the Index at Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ZERO Corporation and its subsidiaries at March 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Los Angeles, California
May 11, 1998

                              APPLIED POWER INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
               (Dollars in Thousands, except per share amounts)

                                                                        Years ended August 31,
                                                            -----------------------------------------------
                                                               1998              1997              1996
                                                            -----------       -----------       -----------
Net sales                                                    $1,230,689          $897,758          $777,462
Cost of products sold                                           835,716           570,551           486,991
                                                             ----------          --------          --------
     Gross Profit                                               394,973           327,207           290,471

Engineering, selling and administrative expenses                269,227           217,522           201,333
Amortization of intangible assets                                20,353             8,013             5,140
Restructuring charges                                            20,298                 -                 -
Merger related expenses                                           9,276                 -                 -
                                                             ----------          --------          --------
     Operating Earnings                                          75,819           101,672            83,998

Other Expense(Income):
     Net financing costs                                         28,531            16,158             7,892
     Other - net                                                (10,097)           (3,710)           (1,308)
                                                             ----------          --------          --------
Earnings Before Income Tax Expense                               57,385            89,224            77,414

Income Tax Expense                                               30,698            31,299            26,735
                                                             ----------          --------          --------

Net Earnings                                                 $   26,687          $ 57,925          $ 50,679
                                                             ==========          ========          ========

Basic Earnings Per Share:
     Earnings Per Share                                      $     0.70          $   1.53          $   1.26
                                                             ==========          ========          ========
     Weighted Average Common Shares
        Outstanding (000's)                                      38,380            37,880            40,318
                                                             ==========          ========          ========

Diluted Earnings Per Share:
     Earnings Per Share                                      $     0.66          $   1.47          $   1.22
                                                             ==========          ========          ========
     Weighted Average Common and Equivalent
        Shares Outstanding (000's)                               40,174            39,307            41,453
                                                             ==========          ========          ========



   The accompanying notes are an integral part of these financial statements

                              APPLIED POWER INC.
                          CONSOLIDATED BALANCE SHEET
               (Dollars in Thousands, except per share amounts)


                                                                   August 31,
                                                          ----------------------------
                                                             1998             1997
                                                          -----------     ------------
ASSETS
Current Assets
   Cash and cash equivalents                               $    6,349        $  22,047
   Accounts receivable, less allowances
     of $6,758 and $4,936, respectively                       147,380          120,663
   Inventories                                                164,786          150,771
   Deferred income taxes                                       29,905           11,209
   Prepaid expenses                                            16,144           12,564
                                                           ----------        ---------
Total Current Assets                                          364,564          317,254

Property, Plant and Equipment
   Property                                                     6,249            5,063
   Plant                                                       74,411           71,982
   Machinery and equipment                                    337,555          211,532
                                                           ----------        ---------
                                                              418,215          288,577
   Less:  Accumulated depreciation                           (193,045)        (153,622)
                                                           ----------        ---------
Net Property, Plant and Equipment                             225,170          134,955

Goodwill, net of accumulated amortization of $36,803
  and $17,870, respectively                                   499,973          139,681
Other Intangibles, net of accumulated amortization of
  $19,338 and $14,690, respectively                            42,896           30,723
Other Assets                                                   42,119           26,933
                                                           ----------         --------

Total Assets                                               $1,174,722        $ 649,546
                                                           ==========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                                   $       91        $  21,463
   Trade accounts payable                                     127,470           63,456
   Accrued compensation and benefits                           45,457           31,315
   Income taxes payable                                        12,898            7,093
   Other current liabilities                                   74,792           25,955
                                                           ----------        ---------
Total Current Liabilities                                     260,708          149,282

Long-term Debt                                                512,557          153,166
Deferred Income Taxes                                          23,065           14,596
Other Deferred Liabilities                                     36,510           27,141

Shareholders' Equity
   Class A common stock, $0.20 par value per share,
     authorized 80,000,000 shares, issued and
     outstanding 38,626,068 and 38,046,219 shares,
     respectively                                               7,725            2,927
   Additional paid-in capital                                   5,817            1,595
   Retained earnings                                          335,805          304,526
   Cumulative translation adjustments                          (7,465)          (3,687)
                                                           ----------        ---------
Total Shareholders' Equity                                    341,882          305,361
                                                           ----------        ---------

Total Liabilities and Shareholders' Equity                 $1,174,722        $ 649,546
                                                           ==========        =========

   The accompanying notes are an integral part of these financial statements

                              APPLIED POWER INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Dollars in Thousands)

                                                  Years Ended August 31, 1998, 1997 and 1996
                                               ------------------------------------------------
                                               Class A    Additional                 Cumulative
                                               Common      Paid-in      Retained    Translation
                                                Stock      Capital      Earnings    Adjustments
                                               -------    ----------    --------    -----------
Balance at September 1, 1995,
 as previously reported                         $2,681     $ 28,328     $ 94,285      $ 6,392
  Restatement for pooling of interests with
   ZERO (as described in Note A )                  161       29,418      115,754          261
                                                ------     --------     --------      -------
Balance at September 1, 1995, as restated        2,842       57,746      210,039        6,653
  Net earnings for the year                          -            -       50,679            -
  Cash dividends declared                            -            -       (8,681)           -
  Exercise of stock options and
   issuance of treasury stock                       26        4,762       (1,461)           -
  Issuance of stock in acquisition                  25        3,905            -            -
  Tax benefit of option exercises                    -          568            -            -
  Stock repurchase                                   -      (71,871)           -            -
  Currency translation adjustments                   -            -            -       (1,946)
                                                ------     --------     --------      -------
Balance at August 31, 1996                       2,893       (4,890)     250,576        4,707
  Net earnings for the year                          -            -       57,925            -
  Cash dividends declared                            -            -       (3,114)           -
  Exercise of stock options and
   issuance of treasury stock                       34        5,656         (861)           -
  Tax benefit of option exercises                    -        1,052            -            -
  Stock repurchase                                   -         (293)           -            -
  Currency translation adjustments and other         -           70            -       (8,394)
                                                ------     --------     --------      -------
Balance at August 31, 1997                       2,927        1,595      304,526       (3,687)
  Effect of ZERO excluded period
   (as described in Note A)                      1,948       (1,615)       7,156          (34)
  Net earnings for the year                          -            -       26,687            -
  Cash dividends declared                            -            -       (2,564)           -
  Exercise of stock options                         72        7,686            -            -
  Tax benefit of option exercises                    -          929            -            -
  Issuance of stock in 2-for-1 stock split       2,778       (2,778)           -            -
  Currency translation adjustments                   -            -            -       (3,744)
                                                ------     --------     --------      -------
Balance at August 31, 1998                      $7,725     $  5,817     $335,805      $(7,465)
                                                ======     ========     ========      =======

   The accompanying notes are an integral part of these financial statements

                              APPLIED POWER INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)

                                                                             Years ended August 31,
                                                                     --------------------------------------
                                                                       1998           1997           1996
                                                                     ---------      ---------      --------
Operating Activities
  Net Earnings                                                       $  26,687      $  57,925      $ 50,679
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation and amortization                                       47,570         31,112        27,233
    Gain from sale of assets                                           (11,647)          (511)          (46)
    Provision for deferred income taxes                                 (8,508)          (583)       (2,467)
    Provision for loss on sale of subsidiary                             4,500              -             -
    Restructuring and other one-time charges, net of tax benefit        52,637              -             -
    Changes in operating assets and liabilities, excluding
     the effects of business acquisitions and disposals:
      Accounts receivable                                               (3,273)       (11,193)      (10,536)
      Inventories                                                       10,696          3,410       (16,071)
      Prepaid expenses and other assets                                    486         (6,637)       (3,423)
      Trade accounts payable                                            11,736          6,501         2,254
      Other liabilities                                                 (1,217)         4,010         2,517
                                                                     ---------      ---------      --------
Net Cash Provided by Operating Activities                              129,667         84,034        50,140

Investing Activities
    Sales of short-term investments, net                                     -            965        18,937
    Proceeds on sale of property, plant and equipment                   24,841          5,168         2,491
    Additions to property, plant and equipment                         (56,827)       (33,463)      (31,391)
    Business acquisitions                                             (426,046)       (76,951)      (45,697)
    Product line dispositions                                            6,000              -         5,181
    Other                                                                   61            (63)          389
                                                                     ---------      ---------      --------
Net Cash Used in Investing Activities                                 (451,971)      (104,344)      (50,090)

Financing Activities
    Proceeds from issuance of long-term debt                           384,418         77,000        92,433
    Principal payments on long-term debt                              (129,137)       (50,205)      (38,130)
    Net borrowings on short-term credit facilities                      16,158          6,691         3,484
    Net commercial paper repayments                                          -              -        (3,276)
    Additional receivables financed                                     39,700            525        13,275
    Pre-funding of trusts                                              (17,801)             -             -
    Stock repurchases                                                        -           (293)      (71,871)
    Dividends paid on common stock                                      (2,564)        (3,114)       (8,681)
    Stock option exercises and other                                     6,855          5,156         2,768
                                                                     ---------      ---------      --------
Net Cash Provided by (Used in) Financing Activities                    297,629         35,760        (9,998)

Effect of Exchange Rate Changes on Cash                                   (882)        (1,422)          (76)
                                                                     ---------      ---------      --------

Net (Decrease) Increase in Cash and Cash Equivalents                   (25,557)        14,028       (10,024)

Cash and Cash Equivalents - Beginning of Year                           22,047          8,019        18,043
Effect of the ZERO excluded period
 (as described in Note A)                                                9,859              -             -
                                                                     ---------      ---------      --------
Cash and Cash Equivalents - End of Year                              $   6,349      $  22,047      $  8,019
                                                                     =========      =========      ========

   The accompanying notes are an integral part of these financial statements

                              APPLIED POWER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Thousands, except per share amounts)


Note A - Summary of Significant Accounting Policies
---------------------------------------------------

Principles of Consolidation: The consolidated financial statements include the accounts of Applied Power Inc. and its subsidiaries ("Applied Power," "APW" or the "Company"). The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares unless control is likely to be temporary. The results of companies acquired or disposed of during the fiscal year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal except in the case of pooling of interests (see "Basis of Presentation" below). All significant intercompany balances, transactions and profits have been eliminated in consolidation.

Basis of Presentation: The consolidated financial statements have been prepared in United States Dollars in accordance with generally accepted accounting principles in the United States. As described more fully in Note B - "Merger and Acquisitions," on July 31, 1998, ZERO Corporation, a Delaware corporation ("ZERO"), became a wholly-owned subsidiary of Applied Power through the merger of STB Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Applied Power ("Acquisition"), with and into ZERO (the "Merger") pursuant to an Agreement and Plan of Merger by and among Applied Power, ZERO and Acquisition dated as of April 6, 1998 (the "Merger Agreement"). The consolidated financial statements have been prepared following the pooling of interests method of accounting for the Merger and therefore reflect the combined financial position, operating results and cash flows of ZERO as if they had been combined for all periods presented. In accordance with the pooling of interests method of accounting, the fiscal 1996 beginning balances in the Consolidated Statement of Shareholders' Equity have been restated to record the Merger with ZERO. Prior to the Merger, ZERO had a March 31 fiscal year end. The Consolidated Balance Sheet, Statements of Earnings, Shareholders' Equity and Cash Flows as of and for the year ended August 31, 1998 reflect the combination of an August 31 year end consolidated financial position, results of operations and cash flows for ZERO. The Consolidated Balance Sheets, Statements of Earnings, Shareholders' Equity and Cash Flows as of and for the years ended August 31, 1997 and 1996 reflect the combination of the March 31 fiscal year end financial positions, results of operations and cash flows of ZERO and the August 31 fiscal year end financial positions, results of operations and cash flows of Applied Power Inc. The results of operations and cash flows for ZERO from April 1, 1997 to August 31, 1997, which have been excluded from these consolidated financial statements, are reflected as adjustments in the 1998 Consolidated Statements of Shareholders' Equity and Cash Flows. Net sales and net income for ZERO for the excluded period from April 1, 1997 to August 31, 1997 were $107,237 and $7,891, respectively.

Cash Equivalents: The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated over the estimated useful lives of the assets, ranging from two to thirty years, under the straight-line method for financial reporting purposes and both straight-line and accelerated methods for tax purposes. Capital leases and leasehold improvements are amortized over the life of the related assets or the life of the lease, whichever is shorter. Expenditures for maintenance and repairs not expected to extend the useful life of an asset beyond its normal useful life are expensed.

Intangible Assets: Goodwill is amortized on a straight-line basis over periods of fifteen to forty years. Other intangible assets, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from two to forty years. The Company periodically evaluates the carrying value of intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Impairment of goodwill, if any, is measured on the basis of whether anticipated undiscounted operating cash flows generated by the acquired businesses will recover the recorded goodwill balances over the remaining amortization period. For the year ended August 31, 1998, the Company recorded an impairment of goodwill of $5,062. For further information, see Note G - "Merger, Restructuring and Other Non-recurring Charges." No impairment of goodwill was indicated at August 31, 1997

Revenue Recognition: Revenues and costs of products sold are recognized as the related products are shipped.

Research and Development Costs: Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $13,947, $10,437 and $10,247 in 1998, 1997 and 1996, respectively.

Financing Costs: Net financing costs represent interest expense on debt obligations, investment income and accounts receivable financing costs.

Income Taxes: The Company utilizes the liability method to recognize deferred income tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between financial statement carrying amounts and the income tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. For further information, see Note M - "Income Taxes."

Earnings Per Share: During the second quarter of fiscal 1998, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which was issued by the Financial Accounting Standards Board ("FASB") in February 1997. Under the new pronouncement, the dilutive effect of stock options is excluded from the calculation of primary earnings per share, now called basic earnings per share. Earnings per share information for all prior periods presented has been restated to conform with the new calculation under SFAS No. 128.

In accordance with SFAS No. 128, earnings per share were computed as follows (1998 results include restructuring charges and other one-time items - see Note G - "Merger, Restructuring and Other Non-recurring Charges"):

-----------------------------------------------------------------------------------------------------
                                                                1998            1997            1996
-----------------------------------------------------------------------------------------------------
Numerator:
  Net earnings for basic and diluted earnings per share       $26,687         $57,925         $50,679
-----------------------------------------------------------------------------------------------------

Denominator:
  Weighted average common shares outstanding for
   basic earnings per share (000's)                            38,380          37,880          40,318
  Net effect of dilutive options based on the treasury
   stock method using average market price (000's)              1,794           1,427           1,135
-----------------------------------------------------------------------------------------------------

  Weighted average common and equivalent shares
   outstanding for diluted earnings per share (000's)          40,174          39,307          41,453
-----------------------------------------------------------------------------------------------------

Basic Earnings Per Share                                      $  0.70         $  1.53         $  1.26
-----------------------------------------------------------------------------------------------------

Diluted Earnings Per Share                                    $  0.66         $  1.47         $  1.22
-----------------------------------------------------------------------------------------------------

Foreign Currency Translation: Assets and liabilities of the Company's subsidiaries operating outside of the United States which accounts are denominated in a functional currency other than US Dollars are translated into US Dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation adjustments are generally excluded from the Consolidated Statement of Earnings and are included in cumulative translation adjustments in the Consolidated Balance Sheet and Consolidated Statement of Shareholders' Equity. Gains and losses resulting from foreign currency transactions are included in "Other - net" in the Consolidated Statement of Earnings.

Derivative Financial Instruments: Derivative financial instruments are primarily utilized by the Company to manage risks associated with interest rate market volatility and foreign exchange exposures. The Company does not hold or issue derivative financial instruments for trading purposes. The Company currently holds only interest rate swap agreements. For interest rate swap agreements, the differential to be paid or received is accrued monthly as an adjustment to interest expense. The Company also utilizes foreign currency forward contracts to hedge existing foreign exchange exposures. Gains and losses resulting from these instruments are recognized in the same period as the underlying transaction. For further information, see Note I - "Long-term Debt."

Use of Estimates: The financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the years presented. They also affect the disclosure of contingencies. Actual results could differ from those amounts.

New Accounting Pronouncements: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, unrealized gain(loss) on available-for-sale securities, and mark-to-market adjustments for hedging activities. The disclosures required by this Statement will be made beginning with the Company's first quarter of fiscal 1999.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is in the process of reassessing its current business segment reporting to determine if changes in reporting will be required in adopting this new standard, but does not expect that adoption of this Statement will have a significant impact on the Company's disclosures. The disclosures required by this Statement will be adopted in the Company's 1999 annual report and subsequent interim periods.

During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises disclosures about pension and other postretirement benefits plans. This Statement is effective for the Company's 1999 fiscal year financial statements and restatement of disclosures for earlier years provided for comparative purposes will be required unless the information is not readily available. The Company is currently evaluating the extent to which its financial statement disclosures will be affected by SFAS No. 132.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which specifies the accounting treatment provided to computer software costs depending upon the type of costs incurred. This Statement is effective for the Company's fiscal year 2000 financial statements and restatement of prior years will not be permitted. The Company does not believe that the adoption of this Statement will have a significant impact on its financial position or results of operations.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is effective for the Company's fiscal year 2000 first quarter financial statements and restatement of prior years will not be permitted. The Company is currently evaluating the extent to which its financial statements will be affected by SFAS No. 133, which is not expected to have a material effect on the Company based on its current derivative and hedging activities.

Reclassifications: Certain prior year amounts shown have been reclassified to conform to the fiscal 1998 presentation, including but not limited to, the reclassification of certain financial data previously reported in Tools and Supplies into Engineered Solutions.

Note B - Merger and Acquisitions
--------------------------------

Merger

On July 31, 1998, at special meetings for both companies, shareholders voted to approve the merger of a newly created subsidiary of the Company into ZERO Corporation. The Merger was completed after the approval of the shareholders of the Company and ZERO at their respective shareholder meetings. Under the terms of the Merger Agreement, ZERO stockholders received 0.85 of a share of the Company's Common Stock for each share of ZERO Common Stock. The Company issued approximately 10.6 million shares of its common stock in exchange for all outstanding common stock of ZERO Corporation and assumed outstanding options to purchase ZERO common stock that were converted into options to purchase approximately .6 million shares of the Company's common stock pursuant to the terms of the Merger. This equates to a purchase price of approximately $386,000 based on the July 30, 1998 closing stock price of the Company. ZERO's primary business is protecting electronics. ZERO's system packaging, thermal management and engineered cases serve the telecommunication, instrumentation and data-processing markets. ZERO also produces the line of ZERO Halliburton(R) cases for consumers worldwide and cargo containers and proprietary loading systems to the airline industry. The Merger has been accounted for using the pooling of interests method of accounting and therefore reflects the combined financial position, operating results and cash flows of ZERO as if they had been combined for all periods presented. See Note A - "Summary of Significant Accounting Policies - Basis of Presentation."

All fees and expenses related to the ZERO merger and to the integration of the combined companies have been expensed as required under the pooling of interests method of accounting. Such fees and expenses amounted to $20,129 in 1998. This total includes transaction costs of approximately $9,276 related to legal, accounting and financial advisory services. The remaining $10,853 reflects costs associated with organizational realignment, closure of ZERO headquarters, facility consolidation and the conforming of accounting policies.

Acquisitions

Fiscal 1998

On June 5, 1998, Applied Power Limited, a United Kingdom subsidiary of the Company, accepted for payment all of the VERO Group plc ("VERO") stock tendered, which totaled over 72% of the outstanding VERO shares, pursuant to Applied Power Limited's tender offer to acquire the entire issued share capital of VERO at a price of 192 pence per VERO share (the "Offer"). Applied Power Limited had previously acquired approximately 10% of VERO's shares, so that after accepting the shares tendered, Applied Power Limited owned or had accepted over 82% of VERO's shares. On June 19, 1998, Applied Power Limited announced that additional shares tendered brought the total of the shares it owned or had accepted for payment to over 90% of VERO's issued share capital and that it would invoke
Section 429 of the U.K. Companies Act of 1985, as amended, to acquire the remaining outstanding shares of VERO stock. After the required procedures were completed, Applied Power Limited owned all of the issued share capital of VERO. Cash paid for the transaction totaled approximately $191,700. Preliminary allocations of the purchase price resulted in approximately $172,700 of goodwill. VERO is a United Kingdom based company that manufactures electronic enclosures, racks, backplanes and power supplies. The acquisition has been recorded using the purchase method of accounting. The operating results of VERO subsequent to June 5, 1998 are included in the Consolidated Statement of Earnings.

On October 6, 1997, the Company, through a wholly-owned subsidiary, accepted for payment all shares of Versa Technologies, Inc. ("Versa/Tek") common stock which were tendered pursuant to the Company's tender offer to purchase all outstanding shares at a cash price of $24.625 net per share. The balance of the outstanding shares was acquired for the same per share cash price in a follow-up merger on October 9, 1997. Cash paid for the transaction totaled approximately $141,000. Preliminary allocations of the purchase price resulted in approximately $108,000 of goodwill. The transaction was primarily funded with proceeds from a $140,000, 364-day revolving credit facility from the Company's then existing lenders. Versa/Tek, operating out of several locations in Wisconsin, is a value-added manufacturer of custom engineered components and systems for diverse industrial markets. The acquisition has been recorded using the purchase method of accounting. The operating results of Versa/Tek subsequent to October 6, 1997 are included in the Consolidated Statement of Earnings.

In addition to the above acquisitions made in fiscal 1998, the pro forma data for fiscal 1997 in the table below give effect to the purchase of the net assets of Everest Electronic Equipment, Inc. ("Everest") on September 26, 1996 for cash consideration of $52,000, which was funded through borrowings under then existing credit facilities. Approximately $43,000 of the purchase price was assigned to goodwill. Everest is a manufacturer of custom and standard electronic enclosures used by the computer, telecommunication, datacom and other industries and is headquartered in Anaheim, California. The acquisition has been recorded using the purchase method of accounting. The results of Everest subsequent to the acquisition date are included in the Consolidated Statement of Earnings.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the acquisitions described above had been completed on September 1, 1996, the beginning of the 1997 fiscal year. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, depreciation, goodwill amortization and income tax expense. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on September 1, 1996 or that may be obtained in the future. The following data do not give pro forma effect to the other acquisitions completed subsequent to August 31, 1996, which are discussed below.

--------------------------------------------------------------------------------
                                                        1998             1997
--------------------------------------------------------------------------------
Net Sales                                            $1,392,833       $1,270,045
Net Earnings                                         $   27,556       $   57,137
Basic Earnings Per Share                             $     0.72       $     1.51
Shares Used in Basic Computation (000's)                 38,380           37,880
Diluted Earnings Per Share                           $     0.69       $     1.45
Shares Used in Diluted Computation (000's)               40,174           39,307
--------------------------------------------------------------------------------

In addition to the Merger and material acquisitions discussed above, in fiscal 1998 the Company acquired eight other companies, primarily in its Enclosure Products and Systems business segment, for an aggregate of approximately $125,600, including $118,900 in cash and the assumption of approximately $6,700 in debt. The cash portion of the acquisitions was paid utilizing borrowings under existing credit facilities. Each of these acquisitions was accounted for using the purchase method of accounting and the results of operations of the acquired companies are included in the Consolidated Statement of Earnings from their respective acquisition dates. As a result of the acquisitions, approximately $90,700 in goodwill was recorded by the Company.

Fiscal 1997

In addition to the acquisition of Everest discussed above, in fiscal 1997 the Company acquired three other companies for an aggregate of approximately $22,800 in cash. The cash portion of the acquisitions' purchase price was made utilizing borrowings under then existing credit facilities. Each of these acquisitions was accounted for as a purchase and the results of operations of the acquired companies are included in the Consolidated Statement of Earnings from their respective acquisition dates. As a result of the acquisitions, approximately $11,200 in goodwill was recorded by the Company.

Fiscal 1996

In fiscal 1996, the Company acquired four companies for an aggregate of approximately $45,700, including approximately $33,700 in cash, the assumption of approximately $7,400 in debt, the forgiveness of accounts receivable outstanding of approximately $700, and the issuance of Applied Power Inc. Class A Common Stock valued at approximately $3,900. The cash portion of the acquisitions' purchase price was paid utilizing borrowings under then existing credit facilities. Each of these acquisitions was accounted for as a purchase and the results of operations of the acquired companies are included in the Consolidated Statement of Earnings from their respective acquisition dates. As a result of the acquisitions, approximately $5,300 in goodwill was recorded by the Company.

Note C - Sales of Product Lines
-------------------------------

On March 31, 1998, the Company completed the sale of the assets of Moxness Industrial Products, a division of Versa/Tek. Total consideration from the transaction was $6,000, which approximated book value of the assets.

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

Note D - Accounts Receivable Financing
--------------------------------------

On November 20, 1997, the Company replaced its former $50,000 accounts receivable financing facility with a new facility that provided up to $80,000 of multi-currency accounts receivable financing. The new agreement expires in November 2000. On August 28, 1998, the Company amended the facility by increasing the amount of multi-currency accounts receivable financing from $80,000 to $90,000. All other terms of the agreement remain the same.

Under the terms of this agreement, the Company and certain subsidiaries (collectively, "Originators") sell trade accounts receivable to Applied Power Credit Corporation ("APCC"), a wholly-owned limited purpose subsidiary of the Company. APCC is a separate corporate entity that sells participating interests in its pool of accounts receivable to financial institutions ("Purchasers"). The Purchasers, in turn, receive an ownership and security interest in the pool of receivables. Participation interests in new receivables generated by the Originators are purchased by APCC and resold to the Purchasers as collections reduce previously sold participation interests. The sold accounts receivable are reflected as a reduction of receivables in the Consolidated Balance Sheet. APCC has the risk of credit loss on such receivables up to a maximum recourse amount and, accordingly, the full amount of the allowance for doubtful accounts has been retained on the Company's Consolidated Balance Sheet. The Company retains collection and administrative responsibilities on the participation interests sold as servicer for APCC and the Purchasers.

At August 31, 1998 and 1997, accounts receivable were reduced by $89,700 and $50,000, respectively, representing receivable interests sold under this program. The proceeds from the sales were used to reduce debt.

Accounts receivable financing costs totaling $4,349, $2,978 and $2,324 for the years ended August 31, 1998, 1997 and 1996, respectively, are included with net financing costs in the accompanying Consolidated Statement of Earnings.

Note E - Net Inventories
------------------------

Inventory cost is determined using the last-in, first-out ("LIFO") method for a portion of US owned inventory (approximately 37% and 57% of total inventories in 1998 and 1997, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method was not used, inventory balances would be higher than the amounts in the Consolidated Balance Sheet by approximately $8,239 and $7,920 at August 31, 1998 and 1997, respectively.

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

Note F - Shareholders' Equity
-----------------------------

The authorized capital stock of the Company as of August 31, 1998 consisted of 80,000,000 shares of Class A Common Stock, $0.20 par value, of which 38,626,068 shares were issued and outstanding; 7,500,000 shares of Class B Common Stock, $0.20 par value, none of which were issued and outstanding; and 800,000 shares of Cumulative Preferred Stock, $1.00 par value ("Preferred Stock"), none of which have been issued. Holders of both classes of the Company's Common Stock are entitled to such dividends as the Company's Board of Directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the Common Stock. If the Company were to issue any of its Preferred Stock, no dividends could be paid or set apart for payment on shares of Common Stock, unless paid in Common Stock, until dividends on all of the issued and outstanding shares of Preferred Stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments. In the event of dissolution or liquidation of the Company, the holders of both classes of Common Stock are entitled to share ratably all assets of the Company remaining after payment of the Company's liabilities and satisfaction of the rights of any series of Preferred Stock which may be outstanding. There are no redemption or sinking fund provisions with respect to the Common Stock.

On January 8, 1998, the Board of Directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend to shareholders of record on January 22, 1998. To effect the stock split, a total of 13,891,578 shares of the Company's Class A Common Stock were issued on February 3, 1998. All references in the accompanying consolidated financial statements to the average number of common shares and related per share amounts have been restated to reflect the stock split.

At the Annual Meeting of Shareholders on January 9, 1998, the shareholders voted to increase the number of authorized shares of Class A Common from 40,000,000 to 80,000,000.

Prior to the Merger, as discussed in Note B - "Merger and Acquisitions," ZERO Corporation repurchased approximately 4,019,000 shares of its common stock at a cost of approximately $71,871 in a Dutch Auction Tender Offer in February 1996. The source of the funds to repurchase the shares was provided by the issuance of promissory notes totaling $50,000 by ZERO Corporation (see also Note I - "Long-term Debt"), together with available cash and cash derived from the sale of short-term investments.

Note G - Merger, Restructuring and Other Non-recurring Charges
--------------------------------------------------------------

The Company recorded restructuring and other one-time charges of $52,637 in the fourth quarter of 1998. The pre-tax charges of $69,440 relate to costs associated with the ZERO merger, various plant consolidations, and other cost reductions and product rationalization efforts of the Company. The charges were reflected in the financial statements as follows:

-------------------------------------------------------------------------------------------------------------------
Merger, Restructuring and Other Non-recurring Charges
-------------------------------------------------------------------------------------------------------------------
Cost of products sold                                                                                       $25,785
Engineering, selling and administrative expenses                                                              9,019
Amortization of intangible assets                                                                             5,062
Restructuring charges                                                                                        20,298
Merger related expenses                                                                                       9,276
-------------------------------------------------------------------------------------------------------------------
     Subtotal                                                                                                69,440
Less: Income tax benefit                                                                                     16,803
-------------------------------------------------------------------------------------------------------------------
     Total                                                                                                  $52,637
-------------------------------------------------------------------------------------------------------------------

In connection with the Merger with ZERO consummated in fiscal 1998 (Note B - "Merger and Acquisitions"), the Company recorded transaction costs of approximately $9,276 related to legal, accounting and financial advisory services. These were expensed as required under the pooling of interests method of accounting. In addition, the Company incurred costs of $10,853 associated with organizational realignment, closure of ZERO headquarters, facility consolidation and the conforming of accounting policies.

In August 1998, the Company also recorded restructuring and one-time charges of $49,311 related to the product line rationalization of certain acquired companies, combination of certain production facilities and exiting of several product lines. As of August 31, 1998, there was $21,471 remaining in the reserve for organizational realignments and other cash related items and $27,840 for non-cash charges related to inventory rationalization, facility consolidation and goodwill impairment. Of the total charges incurred, $13,600 was recorded for severance payments of approximately 400 employees of which a negligible amount was paid in fiscal 1998.

Note H - Short-term Borrowings
------------------------------

The Company had borrowings under non-collateralized non-committed lines of credit with banks aggregating approximately $91 and $21,463 at August 31, 1998 and 1997, respectively. Interest rates vary depending on the currency being borrowed. The weighted average interest rates on the US and non-US short-term borrowings were 5.24% and 6.22% at August 31, 1998 and 1997, respectively. The amount of unused available borrowings under such lines of credit was approximately $80,872 at August 31, 1998.

Note I - Long-term Debt
-----------------------

--------------------------------------------------------------------------------------------------------------------
                                                                                               August 31,
--------------------------------------------------------------------------------------------------------------------
                                                                                     1998                    1997
--------------------------------------------------------------------------------------------------------------------
Borrowings under:
     Multi-currency revolving credit agreement                                      $360,672                $101,663
     Commercial paper                                                                 42,930                       -
     Pound Sterling multi-currency revolving credit agreement                         26,218                       -
     Floating rate unsecured notes, due December 31, 2003                             27,386                       -
     Senior promissory notes, due March 8, 2011                                       50,000                  50,000
     Other                                                                             5,351                   1,503
--------------------------------------------------------------------------------------------------------------------
Total Long-term Debt                                                                $512,557                $153,166
--------------------------------------------------------------------------------------------------------------------


On June 18, 1998, the Company and Enerpac B.V., a Netherlands subsidiary of the Company, as Borrowers, entered into a Multicurrency Credit Agreement (the "Credit Agreement"), providing for a $700,000, 5-year revolving credit facility (the "Facility"). In conjunction with the closing of the Facility, the Company terminated its prior $350,000, 5-year revolving credit facility (the "Prior Facility"), and used certain funds received under the Facility to repay borrowings under the Prior Facility. The Facility was used to finance expenses related to the acquisition of VERO, provide for working capital, capital expenditures and for other general corporate purposes. At August 31, 1998, direct outstanding borrowings under the Facility were $360,672 and commercial paper borrowings and certain loan notes, considered a utilization of the Facility, were $42,930 and $27,386, respectively. The Company can borrow at a floating rate of LIBOR plus 0.275 to 1.00 basis points annually, depending on the debt-to-EBITDA ratio. Currently, the Company incurs interest at 0.625 basis points above 30-day LIBOR, determined by the underlying currency of the debt which the Company is borrowing. At August 31, 1998, the Company had borrowings denominated in the US Dollar and the Japanese Yen. A non-use fee, currently computed at a rate of 0.175 basis points annually, is payable quarterly on the average unused credit line. The unused credit line at August 31, 1998 was approximately $269,000.

The Credit Agreement contains customary restrictions concerning investments, liens on assets, sales of assets, maximum levels of debt and minimum levels of shareholders' equity. In addition, the agreement requires the Company to maintain certain financial ratios. As of August 31, 1998, the Company was in compliance with all debt covenants. See also Note P - "Subsequent Events."

Commercial paper outstanding at August 31, 1998 totaled $42,930, net of discount, and carried an average interest rate of 5.70%. The Company has the ability and intent to maintain these commercial paper obligations, classified as long term, for more than one year. Amounts outstanding as commercial paper reduce the amount available for borrowings under the Credit Agreement. There was no commercial paper outstanding at August 31, 1997.

The Pound Sterling multi-currency revolving credit agreement was entered into by the Company's VERO subsidiary in April 1998, prior to the acquisition of VERO by the Company. The facility provides up to 27.5 million Pounds Sterling of multi-currency borrowings and expires in 2003. Any borrowings carry an interest rate of LIBOR plus 0.65 basis points determined by the underlying currency of the debt which the Company is borrowing. At August 31, 1998 the facility had borrowings denominated in Pounds Sterling, German Marks, French Francs, US Dollars, Danish Krone and Italian Lira. The agreement has customary covenants regarding tangible net worth and debt-to-net worth, neither of which were deemed restrictive at August 31, 1998. The total unused line available at August 31, 1998 was 9.1 million Pounds Sterling or approximately $15,000.

The floating rate unsecured notes were entered into by the Company as a result of its acquisition of VERO. The notes were exchanged with individual shareholders of VERO, at their option, in lieu of receiving cash payment for their tendered shares. The notes carry an interest rate of LIBOR minus 0.50 basis points and can be redeemed at the option of the note holder on various dates through 2003.

The senior promissory notes bear interest at 7.13%, and are payable in 11 annual installments of $4,545 beginning March 8, 2001. The proceeds from the notes were used solely for the repurchase of ZERO's common stock in a Dutch Auction Tender Offer and for payment of related expenses. See also Note F - "Shareholders' Equity."

Derivative Financial Instruments: As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt. The purpose of these swaps is to protect the Company from the effect of an increase in interest rates. The interest rate swap agreements in place at August 31, 1998 effectively convert $239,264 of the Company's variable rate debt to a weighted average fixed rate of 5.95%. The swap agreements expire on varying dates through 2005. The accompanying Consolidated Balance Sheet at August 31, 1998 does not reflect a value for these swap agreements.

The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual US Dollar cash flows resulting from the sale and purchase of products in foreign currencies will be adversely affected by changes in exchange rates. In addition, the Company seeks to manage the impact of foreign currency fluctuations related to the repayment of intercompany borrowings. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. The Company uses forward exchange contracts to hedge certain firm purchase and sales commitments and the related receivables and payables including other third party or intercompany foreign currency transactions. Cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European currencies. The net realized and unrealized gains or losses on forward contracts deferred at August 31, 1998 were negligible.

The counterparties to these financial instruments consist of major financial institutions with investment grade or better credit ratings. The Company does not expect any losses from nonperformance by these counterparties.

Adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in fiscal 2000 will require the Company to record these instruments at their fair values. See Note A - "Summary of Significant Accounting Policies - New Accounting Pronouncements."

Fair Values: The fair value of the Company's short-term borrowings and long-term debt approximated book value as of August 31, 1998 and 1997 due to their short-term nature and the fact that the interest rates approximate market rates, respectively. The fair value of debt instruments is calculated by discounting the cash flow of such obligations using the market interest rates for similar instruments. If the Company decided to terminate its interest rate swap agreements, the Company would have had to pay $4,223 and $553 as of August 31, 1998 and 1997, respectively. The Company had no foreign currency contracts in place at August 31, 1998.

Aggregate Maturities: Long-term debt outstanding at August 31, 1998 is payable as follows: none in 1999; $1,572 in 2000; $6,259 in 2001; $5,871 in 2002;
$434,950 in 2003 and $63,905 thereafter.

The Company paid $24,832, $15,506 and $8,202 for financing costs in 1998, 1997 and 1996, respectively.

Note J - Leases
---------------

The Company leases certain facilities, computers, equipment and vehicles under various lease agreements generally over periods of one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions which enable the Company to renew leases based upon the fair values on the date of expiration of the initial lease.

Future obligations on non-cancelable operating leases in effect at August 31, 1998 are: $24,484 in 1999; $20,660 in 2000; $17,090 in 2001; $21,984 in 2002;
$12,134 in 2003 and $101,906 thereafter.

Total rental expense under operating leases was $20,117, $14,385 and $12,798 in 1998, 1997 and 1996, respectively.

Note K - Stock Option Plans
---------------------------

A total of 8,715,638 shares of Class A Common are authorized for issuance under the Company's employee and director stock option plans (including the assumed ZERO stock options described below), of which a total of 3,080,741 have been issued through exercises of option grants. At August 31, 1998, 5,634,897 shares were reserved for issuance under the plans, consisting of 2,841,706 shares subject to outstanding options and 2,793,191 shares available for further grants.

Employee Plans: On January 8, 1997, shareholders of the Company approved the adoption of the Applied Power Inc. 1996 Stock Plan (the "1996 Plan"). Previously, the Company had three nonqualified stock option plans for employees-the 1985, 1987 and 1990 plans. No further options may be granted under the 1985, 1987 or 1990 plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. Under the terms of the 1996 Plan, options may be granted to officers and key employees. Options generally have a maximum term of ten years and an exercise price equal to 100% of the fair market value of a share of the Company's common stock at the date of grant. Options generally vest 50% after two years and 100% after five years.

In connection with the Merger occurring in fiscal 1998 (see Note B - "Merger and Acquisitions"), all of the options outstanding under the former ZERO stock option plans were assumed by the Company and converted into options to purchase shares of the Company's Class A Common Stock on terms adjusted to reflect the Merger exchange ratio. Options to acquire a total of 735,767 ZERO shares were converted into options to acquire a total of 625,402 Company shares. These options, as so adjusted, retain all of the rights, terms and conditions of the respective plans under which they were originally granted.

ZERO's plans provided for the granting of options to purchase shares of ZERO common stock to directors, officers and other key employees at a price not less than the fair market value on the date of grant. Options were granted for terms of five to eight years and become exercisable in annual installments (generally one-third of the total grant) commencing one year from the date of grant, on a cumulative basis.

A summary of option activity under the employee plans is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                          Number of                    Weighted Average
                                                                            Shares                       Exercise Price
-----------------------------------------------------------------------------------------------------------------------
Outstanding at September 1, 1995                                           3,623,519                             $10.61
      Granted                                                                377,183                              17.03
      Exercised                                                             (457,138)                             10.42
      Canceled                                                              (345,044)                             11.42
-----------------------------------------------------------------------------------------------------------------------
Outstanding at August 31, 1996                                             3,198,520                             $11.37
      Granted                                                                642,865                              19.61
      Exercised                                                             (502,379)                             11.16
      Canceled                                                               (87,396)                             14.51
-----------------------------------------------------------------------------------------------------------------------
Outstanding at August 31, 1997                                             3,251,610                             $12.91
Effect of ZERO excluded period (as described in Note A)                      (84,797)                                --
      Granted                                                                467,644                              32.27
      Exercised                                                             (721,160)                             13.01
      Canceled                                                              (133,591)                             18.85
-----------------------------------------------------------------------------------------------------------------------
Outstanding at August 31, 1998                                             2,779,706                             $15.72
-----------------------------------------------------------------------------------------------------------------------
Exercisable at August 31, 1998                                             1,616,503                             $10.63
-----------------------------------------------------------------------------------------------------------------------

The following table summarizes information concerning currently outstanding and exercisable options:


-----------------------------------------------------------------------------------------------------------------------------
                                             Options Outstanding                                 Options Exercisable
                        -----------------------------------------------------------    --------------------------------------
                                                  Weighted
                                                   Average             Weighted                                  Weighted
                                                  Remaining             Average                                   Average
     Range of                 Number             Contractual           Exercise              Number              Exercise
  Exercise Prices           Outstanding             Life                 Price             Exercisable             Price
-----------------------------------------------------------------------------------------------------------------------------
$ 6.75 - $ 8.38                632,208            3.6 years             $ 8.02              632,208               $ 8.02
$ 8.56 - $10.69                690,682            3.2 years             $ 9.74              588,532               $ 9.57
$11.13 - $16.18                439,542            5.6 years             $14.57              278,592               $14.68
$17.75 - $26.13                582,029            6.6 years             $19.51              112,200               $19.96
$31.63 - $36.13                435,245            8.3 years             $32.46                4,971               $31.84
------------------------------------------------------------------------------------------------------------------------
                             2,779,706                                  $15.72            1,616,503               $10.63
-----------------------------------------------------------------------------------------------------------------------------

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for the outside director plan discussed below. If the Company had accounted for these stock options issued to employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below:

-----------------------------------------------------------------------------------------------------------------------
                                                                1998                   1997                  1996
-----------------------------------------------------------------------------------------------------------------------
Net Earnings - as reported                                    $26,687                $57,925               $50,679
Net Earnings - pro forma                                       25,592                 56,946                50,334

Basic Earnings Per Share - as reported                        $  0.70                $  1.53               $  1.26
Basic Earnings Per Share - pro forma                             0.67                   1.50                  1.25

Diluted Earnings Per Share - as reported                      $  0.66                $  1.47               $  1.22
Diluted Earnings Per Share - pro forma                           0.64                   1.45                  1.21
-----------------------------------------------------------------------------------------------------------------------

The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

The fair value of Applied Power stock options used to compute pro forma net earnings and pro forma earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The weighted average fair values per share of options granted in 1998, 1997 and 1996 are $11.54, $4.90 and $4.03, respectively. The following weighted average assumptions were used in completing the model:

--------------------------------------------------------------------------------
                                           1998          1997            1996
--------------------------------------------------------------------------------
Dividend yield                             0.24%         0.33%           0.40%
Expected volatility                        23.5%         19.0%           18.3%
Risk-free rate of return                    5.5%          6.3%            6.3%
Expected life                            5.6 years     5.0 years       5.0 years
--------------------------------------------------------------------------------

Outside Director Plan: Annually, each outside director is granted stock options to purchase 3,000 shares of common stock at a price equal to the market price of the underlying stock on the date of grant. The amount of shares granted was increased in 1997, from 2,000 shares, by an amendment to the plan adopted on October 31, 1996. These options are recorded as compensation expense as required by SFAS No. 123. A maximum of 120,000 shares may be issued under this plan. Options vest 100% after 11 months.

A summary of option activity under this plan is as follows:

--------------------------------------------------------------------------------
                                         Number of            Weighted Average
                                           Shares              Exercise Price
--------------------------------------------------------------------------------
Outstanding at September 1, 1995          40,000                   $ 9.63
      Granted                             12,000                    13.82
      Exercised                           (2,000)                    8.50
--------------------------------------------------------------------------------
Outstanding at August 31, 1996            50,000                   $10.77
      Granted                             15,000                    19.44
      Canceled                            (4,000)                    8.42
--------------------------------------------------------------------------------
Outstanding at August 31, 1997            61,000                   $13.03
      Granted                             15,000                    34.50
      Exercised                          (14,000)                   10.09
--------------------------------------------------------------------------------
Outstanding at August 31, 1998            62,000                   $18.88
--------------------------------------------------------------------------------
Exercisable at August 31, 1998            47,000                   $13.90
--------------------------------------------------------------------------------

Note L - Employee Benefit Plans
-------------------------------

Postretirement Benefit Plans - The Company does not offer postretirement health care and life insurance benefits to employees. However, certain employees of businesses previously acquired by the Company were entitled to such benefits upon retirement. Most individuals receiving health care benefits under these programs are required to make monthly contributions to defray a portion of the cost. Retiree contributions are adjusted annually. Retirees currently do not contribute toward the cost of life insurance. The accounting for retiree health care benefits assumes retirees will continue to contribute toward the cost of such benefits. Net periodic postretirement benefit expense for 1998, 1997 and 1996 was not material. The Company's postretirement benefit obligation is not funded. Benefits paid in 1998, 1997 and 1996 were $41, $128 and $22 higher than that expensed during those years, respectively.

The Company's accumulated postretirement benefit obligation for such benefits is as follows:

------------------------------------------------------------------------------
                                                          August 31,
------------------------------------------------------------------------------
                                                      1998          1997
------------------------------------------------------------------------------
Retirees                                             $4,388       $3,843
Vested former employees                                 606          748
Active employees                                        230          174
------------------------------------------------------------------------------
Subtotal                                              5,224        4,765
Unrecognized gain                                     4,445        4,312
------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation        $9,669       $9,077
------------------------------------------------------------------------------

The health care cost trend rate used in the actuarial calculations was 9.8%, trending downward to 6.5% by the year 2009, and remaining level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 7.0%, 7.75% and 7.75% for the years 1998, 1997 and 1996, respectively. The effect of a one percentage-point increase in health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately 8%.

Defined Benefit Pension Plans - The Company does not offer defined benefit pensions to employees. However, certain employees of the Versa/Tek businesses acquired by the Company during 1998 were entitled to such benefits upon retirement. Two of the plans cover certain hourly production employees and provide benefits of stated amounts for specified periods of service. Another plan covers certain salaried, administrative and clerical employees and provides benefits based on years of service and compensation. In 1998, the Company amended the plans to freeze the accumulation of benefits. This change resulted in a decrease of approximately $1,890 in the projected benefit obligation.

The Company makes actuarially determined contributions to a trust fund for these plans which represents the maximum allowable for deduction in determination of Federal taxable income. Trust assets consist primarily of participating units in common stock and bond funds. Net pension cost for fiscal 1998 for the defined benefit plans was not material. Benefits paid in 1998 were approximately $200 higher than that expensed.

The defined benefit plans' funded status at August 31, 1998 was as follows:

----------------------------------------------------------------------------
                                                                     1998
----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation                                        $ 10,418
----------------------------------------------------------------------------
  Accumulated benefit obligation                                     10,778
----------------------------------------------------------------------------

  Projected benefit obligation                                       10,778
Plan assets at fair value                                            12,086
----------------------------------------------------------------------------
Plan assets in excess of accumulated benefits                        (1,308)
Unrecognized net actuarial loss                                        (515)
----------------------------------------------------------------------------
  Prepaid Pension Cost                                              $(1,823)
----------------------------------------------------------------------------

The projected benefit obligation assumes a 7.0% actuarial discount rate and an expected long-term rate of return on plan assets of 8.5%.

In place of participation in any of the above defined benefit pension plans, the Company makes cash contributions to a labor management (union) multi-employer pension fund based on hours worked in accordance with a negotiated labor contract for tool makers employed at one of the Company's manufacturing facilities.

The Company also assumed an unfunded supplemental pension agreement with a former Versa/Tek key executive officer. The actuarially computed provision for this agreement was $41 for 1998.

Defined Contribution Plans - US Employees: Effective January 1, 1998, the Company merged its former Employee Savings Plan with the Applied Power Inc. Employee Stock Ownership Plan to create a single retirement program for eligible employees - the APW 401(k) Plan (the "401(k) Plan"). Substantially all of the Company's full-time US employees are eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, the plan administrator acquires shares of Class A Common Stock on the open market and allocates such shares to accounts set aside for Company employees' retirements. Company contributions generally equal 3% of each employees' annual cash compensation, subject to IRS limitations. Additionally, employees generally may contribute up to 15% of their base compensation. The Company also matches approximately 25% of each employee's contribution up to the participant's first 6% of earnings. During the years ended August 31, 1998, 1997 and 1996, pre-tax expense related to the defined contribution plans was approximately $3,800, $4,100 and $2,800, respectively.

Non-US Employees: The Company contributes to a number of retirement programs for employees outside the US. Pension expense under these programs amounted to approximately $2,102, $1,215 and $1,046 in 1998, 1997 and 1996, respectively.
These plans are not required to report to US governmental agencies under the Employee Retirement Income Security Act of 1974 and, therefore, the Company does not determine the actuarial value of accumulated plan benefits or net assets available for benefits.

Note M - Income Taxes
---------------------

Income tax expense consists of the following:

----------------------------------------------------------------------------
                                 1998               1997            1996
----------------------------------------------------------------------------
Currently Payable:
       Federal                  $25,323            $23,607         $18,941
       Foreign                    9,626              5,015           6,510
       State                      4,257              3,260           3,751
----------------------------------------------------------------------------
Subtotals                        39,206             31,882          29,202
----------------------------------------------------------------------------
Deferred:
       Federal                   (8,887)              (488)         (1,451)
       Foreign                    1,007                 87            (780)
       State                       (628)              (182)           (236)
----------------------------------------------------------------------------
Subtotals                        (8,508)              (583)         (2,467)
----------------------------------------------------------------------------
Totals                          $30,698            $31,299         $26,735
----------------------------------------------------------------------------

Components of deferred income tax benefits include the following:

----------------------------------------------------------------------------
                                 1998               1997            1996
----------------------------------------------------------------------------
Compensation and other
 employee benefits              $(1,007)           $(1,565)        $  (312)
Inventory items                  (7,478)              (747)           (694)
Depreciation and amortization     4,330                684          (1,875)
Restructuring expenses           (4,734)               (65)            373
Deferred income                     (88)               526             574
Book reserves and other items       469                584            (533)
----------------------------------------------------------------------------
Totals                          $(8,508)           $  (583)        $(2,467)
----------------------------------------------------------------------------

Income tax expense differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the US statutory rate to the effective tax rate follows:

-------------------------------------------------------------------------------
                                                    Percent of Pre-tax Earnings
-------------------------------------------------------------------------------
                                                     1998       1997       1996
-------------------------------------------------------------------------------
Federal statutory rate                               35.0%      35.0%      35.0%
State income taxes, net of Federal effect             4.1        2.5        2.8
Non-deductible amortization and other expenses       12.1        1.0        1.1
Net effects of foreign tax rates and credits          5.7       (3.1)      (3.2)
Other items                                          (3.4)      (0.3)      (1.1)
-------------------------------------------------------------------------------
Effective Tax Rate                                   53.5%      35.1%      34.6%
-------------------------------------------------------------------------------

Temporary differences and carryforwards which gave rise to the deferred tax assets and liabilities included the following items:

-------------------------------------------------------------------------------
                                                                August 31,
-------------------------------------------------------------------------------
                                                            1998         1997
-------------------------------------------------------------------------------
Deferred income tax assets:
  Operating loss and state tax credit carryforwards        $ 5,846      $ 4,206
  Compensation and other employee benefits                  15,803       11,357
  Inventory items                                           15,012        7,228
  Restructuring expenses                                     6,012          242
  Deferred income                                              700          611
  Book reserves and other items                              6,599        2,892
-------------------------------------------------------------------------------
                                                            49,972       26,536
  Valuation allowance                                       (5,846)      (4,206)
-------------------------------------------------------------------------------
                                                            44,126       22,330
-------------------------------------------------------------------------------
Deferred income tax liabilities:
  Depreciation and amortization                             27,496       13,385
  Inventory items                                            3,342        3,882
  Other items                                                6,448        6,586
-------------------------------------------------------------------------------
                                                            37,286       23,853
-------------------------------------------------------------------------------
Net Deferred Income Tax Asset (Liability)                  $ 6,840      $(1,523)
-------------------------------------------------------------------------------

The valuation allowance represents a reserve for foreign and state loss carryforwards for which utilization is uncertain. The increase in the valuation allowance represents the current year increase in such loss carryforwards. The majority of the foreign losses may be carried forward indefinitely. The state loss carryforwards expire in various years through 2013.

Income taxes paid during 1998, 1997 and 1996 were $49,672, $32,362 and $29,104, respectively.

The Company's policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the US. Accordingly, the Company does not currently provide for the additional US and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to approximately $79,000 at August 31, 1998. If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $3,800 would have been necessary as of August 31, 1998.

Earnings from continuing operations before income taxes from non-US operations were $15,351, $10,471 and $11,928 for 1998, 1997 and 1996, respectively.

Note N - Segment Information
----------------------------

The Company's operations are classified into three business segments: Enclosure Products and Systems, Engineered Solutions and Tools and Supplies. Enclosure Products and Systems designs, manufactures and sells furnishings and enclosures utilized in technology intensive business environments. Engineered Solutions focuses on developing and marketing value-added, customized solutions for OEMs in the automotive, truck, off-highway equipment, medical, aerospace, defense and industrial markets. Tools and Supplies is involved in the design, manufacture and distribution of tools and supplies to the construction, electrical wholesale, retail do-it-yourself, datacom, retail automotive, industrial and production automation markets.

The following table summarizes financial information by business segment. The information for Earnings Before Income Tax Expense includes the effects of the Merger, restructuring and other non-recurring charges of $69,440 discussed in Note G - "Merger, Restructuring and Other Non-recurring Charges." Such charges allocated by segment are $17,730 in Enclosure Products and Systems, $11,375 in Engineered Solutions, $24,615 in Tools and Supplies and $15,720 in General corporate and other.

-------------------------------------------------------------------------------
                                            1998           1997          1996
-------------------------------------------------------------------------------
Net Sales:
Enclosure Products and Systems           $  482,361      $296,235      $190,031
Engineered Solutions                        432,070       312,254       308,907
Tools and Supplies                          316,258       289,269       278,524
-------------------------------------------------------------------------------
Totals                                   $1,230,689      $897,758      $777,462
-------------------------------------------------------------------------------

Earnings Before Income Tax Expense:
Enclosure Products and Systems           $   39,318      $ 46,293      $ 26,343
Engineered Solutions                         56,521        41,783        36,473
Tools and Supplies                           13,150        28,717        35,138
General corporate and other                 (51,604)      (27,569)      (20,540)
-------------------------------------------------------------------------------
Totals                                   $   57,385      $ 89,224      $ 77,414
-------------------------------------------------------------------------------

Depreciation and Amortization:
Enclosure Products and Systems           $   19,409      $  9,533      $  5,830
Engineered Solutions                         17,059        12,344        13,099
Tools and Supplies                           10,467         9,049         8,184
General corporate and other                     635           186           120
-------------------------------------------------------------------------------
Totals                                   $   47,570      $ 31,112      $ 27,233
-------------------------------------------------------------------------------

Capital Expenditures:
Enclosure Products and Systems           $   25,191      $ 13,822      $ 11,044
Engineered Solutions                         22,328        11,375        10,834
Tools and Supplies                            8,914         7,965         9,290
General corporate and other                     394           301           223
-------------------------------------------------------------------------------
Totals                                   $   56,827      $ 33,463      $ 31,391
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                                       August 31,
-------------------------------------------------------------------------------
                                            1998           1997          1996
-------------------------------------------------------------------------------
Assets:
Enclosure Products and Systems           $  639,776      $241,027      $140,963
Engineered Solutions                        324,581       192,476       183,992
Tools and Supplies                          202,176       193,605       205,746
General corporate                             8,189        22,438        16,377
-------------------------------------------------------------------------------
Totals                                   $1,174,722      $649,546      $547,078
-------------------------------------------------------------------------------

The following table summarizes financial information by geographic region. The information for Earnings Before Income Tax Expense includes the effects of the Merger, restructuring and other non-recurring charges of $69,440 discussed in Note G - "Merger, Restructuring and Other Non-recurring Charges." Such charges allocated by geographic region are $39,907 in North America, $7,743 in Europe, $4,320 in Japan and Asia Pacific, $1,750 in Latin America and $15,720 in General corporate and other.

-------------------------------------------------------------------------
                                         1998         1997        1996
-------------------------------------------------------------------------
Net Sales:
North America                         $  895,355    $653,333    $547,561
Europe                                   284,189     180,995     163,213
Japan and Asia Pacific                    37,588      51,962      56,750
Latin America                             13,557      11,468       9,938
-------------------------------------------------------------------------
Totals                                $1,230,689    $897,758    $777,462
-------------------------------------------------------------------------

Earnings Before Income Tax Expense:
North America                         $   91,511    $103,599    $ 77,836
Europe                                    20,474      15,818      17,531
Japan and Asia Pacific                    (1,250)     (1,121)      3,772
Latin America                             (1,746)     (1,503)     (1,185)
General corporate and other              (51,604)    (27,569)    (20,540)
-------------------------------------------------------------------------
Totals                                $   57,385    $ 89,224    $ 77,414
-------------------------------------------------------------------------

-------------------------------------------------------------------------
                                                   August 31,
-------------------------------------------------------------------------
                                         1998         1997        1996
-------------------------------------------------------------------------
Assets:
North America                         $  743,943    $458,077    $387,225
Europe                                   390,588     125,335      93,325
Japan and Asia Pacific                    24,412      33,669      38,834
Latin America                              7,590      10,027      11,317
General corporate                          8,189      22,438      16,377
-------------------------------------------------------------------------
Totals                                $1,174,722    $649,546    $547,078
-------------------------------------------------------------------------

Earnings before income tax expense for each business and geographic segment do not include general corporate expenses, interest expense or currency exchange adjustments. Sales between business segments and geographic areas are insignificant and are accounted for at prices intended to yield a reasonable return to the selling affiliate. No single customer accounted for more than 10% of total sales in 1998, 1997 or 1996. Export sales from domestic operations were less than 10% in each of the periods presented.

Corporate assets, which are not allocated, represent principally cash and deferred income taxes.

Note O - Contingencies and Litigation
-------------------------------------

The Company had outstanding letters of credit totaling $6,625 and $6,396 at August 31, 1998 and 1997, respectively. The letters of credit generally serve as collateral for liabilities included in the Consolidated Balance Sheet.

The Company is a party to various legal proceedings which have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor and patent claims. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when the occurrence of loss is probable and can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company has facilities at numerous geographic locations which are subject to a range of environmental laws and regulations. Environmental costs are expensed or capitalized depending on their future economic benefits. Expenditures that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental expenditures over the last three years have not been material. Although the level of future expenditures for environmental remediation is impossible to determine with any degree of certainty, it is management's opinion that such costs will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Environmental remediation accruals of $4,049 and $1,608 were included in the Consolidated Balance Sheet at August 31, 1998 and 1997, respectively.

Note P - Subsequent Events
--------------------------

On September 29, 1998, the Company, through its wholly-owned subsidiary, APW Enclosure Systems Limited, accepted for payment all shares of Rubicon Group plc ("Rubicon") common stock which had been tendered pursuant to the APW Enclosure Systems Limited tender offer for all outstanding shares of common stock at 2.35 pounds sterling per share and all outstanding shares of cumulative preferred stock at 0.50 pounds sterling per share, which constituted control, and continued with steps to acquire the remaining outstanding shares. Rubicon is a leading provider of electronic manufacturing services and engineered magnetic solutions to major OEMs in the information technology and telecommunication industries. Consideration for the transaction totaled approximately $365,000, including related fees and expenses. APW Enclosure Systems Limited obtained all of the funds it expended from the Company. To provide the necessary funds, the Company and Enerpac B.V., a Netherlands subsidiary of the Company, as Borrowers, entered into a Multicurrency Credit Agreement, dated as of October 14, 1998, providing for an $850,000, 5-year revolving credit facility (the "New Facility"). In conjunction with the closing of the New Facility, the Company terminated its prior $700,000, 5-year revolving credit facility (the "Facility"), described in Note I - "Long-term Debt," and used certain funds received under the New Facility to repay borrowings under the Facility.

SUPPLEMENTARY DATA
------------------

Unaudited quarterly financial data for the Company for 1998 and 1997 is included in Item 8 - "Financial Statements and Supplementary Data."

Report of Independent Accountants on Financial Statement Schedule
-----------------------------------------------------------------

To the Directors of Applied Power Inc.:

Our audit of the consolidated financial statements referred to in our report dated September 30, 1998 appearing on page 24 of this Form 10-K also included an audit of the information as of and for the year ended August 31, 1998 in the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. The Financial Statement Schedules for the years ended August 31, 1997 and 1996, prior to the restatement for pooling of interests, and the separate Financial Statement Schedules of ZERO Corporation in the 1997 and 1996 restated consolidated financial statements, for the years ended March 31, 1997 and 1996, were audited and reported on separately by other independent accountants. We also audited the combination of the information for each of the two years in the period ended August 31, 1997, after restatement for the 1998 pooling of interests. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein as of and for the year ended August 31, 1998 when read in conjunction with the related consolidated financial statements, and, in our opinion, the information for each of the two years in the period ended August 31, 1997, has been properly combined on the basis described in Note A of Notes to Consolidated Financial Statements.

PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
September 30, 1998

                      APPLIED POWER INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------
                            (Dollars in Thousands)

                                                                  Additions               Deductions
                                                           ----------------------    --------------------
                                                                                      Accounts
                                Balance at    Effect of    Charged to                Written Off              Balance
                                Beginning     Excluded     Costs and       Net          Less                  at End
      Description               of Period     Activity      Expenses     Acquired    Recoveries     Other    of Period
---------------------------     ----------    ---------    ----------    --------    -----------    -----    ---------
---------------------------
Deducted from assets to
which they apply:
---------------------------

Allowance for losses -
  trade accounts receivable

August 31, 1998                  $ 4,936        $ 74        $ 3,018       $  722       $1,485        $507     $ 6,758
                                 =======        ====        =======       ======       ======        ====     =======

August 31, 1997                  $ 4,938        $  -        $ 1,797       $  133       $1,623        $309     $ 4,936
                                 =======        ====        =======       ======       ======        ====     =======

August 31, 1996                  $ 4,317        $  -        $ 1,439       $  100       $  863        $ 55     $ 4,938
                                 =======        ====        =======       ======       ======        ====     =======

Allowance for losses -
  inventory

August 31, 1998                  $13,741        $415        $31,118       $5,612       $9,004        $614     $41,268
                                 =======        ====        =======       ======       ======        ====     =======

August 31, 1997                  $12,164        $  -        $ 7,676       $  465       $6,120        $444     $13,741
                                 =======        ====        =======       ======       ======        ====     =======

August 31, 1996                  $ 8,437        $  -        $ 7,794       $   30       $4,006        $ 91     $12,164
                                 =======        ====        =======       ======       ======        ====     =======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                APPLIED POWER INC.
                                                (Registrant)

Dated:   November 20, 1998                      By:/s/ Robert C. Arzbaecher
                                                   ------------------------
                                                   Robert C. Arzbaecher
                                                   Vice President and
                                                   Chief Financial Officer

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

             Signature                                                             Title
             ---------                                                             -----
/s/ Richard G. Sim                                       Chairman of the Board, President and Chief Executive
------------------------------------                     Officer; Director
Richard G. Sim

/s/ Robert C. Arzbaecher                                 Vice President and Chief Financial Officer
------------------------------------                     (Principal Financial Officer)
Robert C. Arzbaecher

/s/ Richard D. Carroll                                   Controller and Treasurer
------------------------------------                     (Principal Accounting Officer)
Richard D. Carroll

/s/ H. Richard Crowther                                  Director
------------------------------------
H. Richard Crowther

/s/ Jack L. Heckel                                       Director
------------------------------------
Jack L. Heckel

/s/ Richard A. Kashnow                                   Director
------------------------------------
Richard A. Kashnow

/s/ L. Dennis Kozlowski                                  Director
------------------------------------
L. Dennis Kozlowski

/s/ John J. McDonough                                    Director
------------------------------------
John J. McDonough

--------------------
* Each of the above signatures is affixed as of November 20, 1998.

                              APPLIED POWER INC.
                              (the "Registrant")
                         (Commission File No. 1-11288)

                          ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1998
                               INDEX TO EXHIBITS

                                                                        Incorporated Herein                      Filed
 Exhibit                       Description                                By Reference To                       Herewith
---------          ------------------------------------          ----------------------------------           ------------
   2.1             Agreement and Plan of Merger, dated           Exhibit (c)(1) to the
                   as of September 2, 1997, among                Registrant's Tender Offer
                   Applied Power Inc., TVPA Corp. and            Statement on Schedule 14D-1 filed
                   Versa Technologies, Inc.                      on September 5, 1997 (File No.
                                                                 5-13342)

   2.2             (a)  Agreement and Plan of Merger,            Appendix A to the Joint Proxy
                   dated as of April 6, 1998, by and             Statement/Prospectus contained in
                   among Applied Power Inc., ZERO                the Registrant's Registration
                   Corporation and STB Acquisition               Statement on Form S-4 (File No.
                   Corporation                                   333-58267)

                   (b)  Certified copy of Certificate            Exhibit 2.2 to the Registrant's
                   of Merger of STB Acquisition                  Form 8-K dated July 31, 1998
                   Corporation with and into ZERO
                   Corporation, dated July 31, 1998

   3.1             Restated Articles of Incorporation            Exhibit 4.1 to the Registrant's
                   of the Registrant (dated as of                Registration Statement on Form
                   February 13, 1998)                            S-8 (File No. 333-46469)


   3.2             Amended and Restated Bylaws of the            Exhibit 3.2 to the Registrant's
                   Registrant (effective as of January           Form 10-K for the fiscal year
                   8, 1997)                                      ended August 31, 1997 ("1997
                                                                 10-K")

   4+

   4.1             Articles III, IV and V the Restated           See Exhibit 3.1 above
                   Articles of Incorporation

+ Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled instruments, or any unfiled exhibits or schedules to filed instruments, defining the rights of security holders.

                                                                        Incorporated Herein                      Filed
 Exhibit                       Description                                By Reference To                       Herewith
---------          ------------------------------------          ----------------------------------           ------------
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

   4.3             Multicurrency Credit Agreement,               Exhibit 4.1 to the Registrant's
                   dated as of June 18, 1998, among              Form 8-K dated June 5, 1998
                   Applied Power Inc. and Enerpac B.V.,
                   as Borrowers, various financial
                   institutions from time to time party
                   thereto, as Lenders, The First
                   National Bank of Chicago, as
                   Syndication Agent, Societe Generale,
                   as Documentation Agent, and Bank of
                   America National Trust and Savings
                   Association, as Administrative
                   Agent, arranged by BancAmerica
                   Robertson Stephens

   4.4             Multicurrency Credit Agreement,                                                                 X
                   dated as of October 14, 1998, among
                   Applied Power Inc. and Enerpac B.V.,
                   as Borrowers, various financial
                   institutions from time to time party
                   thereto, as Lenders, The First
                   National Bank of Chicago, as
                   Syndication Agent, Societe Generale,
                   as Documentation Agent, and Bank of
                   America National Trust and Savings
                   Association, as Administrative
                   Agent, arranged by NationsBanc
                   Montgomery Securities LLC (Replaced
                   Exhibit 4.3)

   4.5             (a)  Receivables Purchase Agreement,          Exhibit 4.1 to the Registrant's
                   dated as of November 20, 1997, among          Form 10-Q for quarter ended
                   Applied Power Credit Corporation as           November 30, 1997
                   Seller, Applied Power Inc.
                   individually and as Servicer and
                   Barton Capital Corporation as
                   Purchaser and Societe Generale as
                   Agent

                                                                        Incorporated Herein                      Filed
 Exhibit                       Description                                By Reference To                       Herewith
---------          ------------------------------------          ----------------------------------           ------------
                   (b) First Amendment to Receivables                                                              X
                   Purchase Agreement dated as of
                   August 28, 1998

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

                   (d) Amendment to 1985 Plan adopted            Exhibit 10.2(d) to 1997 10-K
                   by Board of Directors on May 8,
                   1997

  10.3*            (a) Applied Power Inc. 1987                   Exhibit 10.8 to the Registrant's
                   Nonqualified Stock Option Plan                Form 10-K for fiscal year ended
                   adopted by Board of Directors on              August 31, 1987
                   November 3, 1987 and approved by
                   shareholders on January 7, 1988
                   ("1987 Plan")

                   (b) Amendment to 1987 Plan adopted            See Exhibit 10.2(b)
                   by Board of Directors on November
                   8, 1989 and approved by shareholders
                   on January 13, 1990


* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                        Incorporated Herein                      Filed
 Exhibit                       Description                                By Reference To                       Herewith
---------          ------------------------------------          ----------------------------------           ------------
                   (c) Amendment to 1987 Plan adopted            Exhibit 10.3(c) to 1997 10-K
                   by Board of Directors on May 8,
                   1997

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

                   (c) Amendment to 1990 Plan adopted            Exhibit 10.4(c) to 1997 10-K
                   by Board of Directors on May 8,
                   1997

  10.5*            Description of Fiscal 1999                                                                      X
                   Management Bonus Arrangements

  10.6*            Description of Fiscal 1998                    Exhibit 10.6 to 1997 10-K
                   Management Bonus Arrangements

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

                   (c) Amendment to 1989 Plan                    Exhibit 10.7(c) to the Registrant's
                   adopted by Board of Directors on              Form 10-K for fiscal year ended
                   October 31, 1996                              August 31, 1996 ("1996 10-K")


* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                        Incorporated Herein                      Filed
 Exhibit                       Description                                By Reference To                       Herewith
---------          ------------------------------------          ----------------------------------           ------------
  10.8*            Outside Directors' Deferred                   Exhibit 10.8 to the Registrant's
                   Compensation Plan adopted by Board            Form 10-K for fiscal year ended
                   of Directors on May 4, 1995                   August 31, 1995

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

                   (b) Amendment to 1996 Stock Plan              Exhibit 10.10(b) to 1997 10-K
                   adopted by Board of Directors on
                   May 8, 1997

  10.11*           Executive Deferred Compensation               Exhibit 10.11 to 1996 10-K
                   Plan adopted by Board of Directors
                   on October 31, 1996

   21              Subsidiaries of the Registrant                                                                  X

  23.1             Consent of Deloitte & Touche LLP                                                                X
                   Milwaukee, Wisconsin

  23.2             Consent of Deloitte & Touche LLP                                                                X
                   Los Angeles, California

  23.3             Consent of PricewaterhouseCoopers                                                               X
                   LLP

   24              Power of Attorney                             See Signature Page of this report

  27.1             Financial Data Schedule                                                                         X

  27.2             Restated Financial Date Schedule                                                                X
                   (fiscal year ended August 31, 1997)

  27.3             Restated Financial Data Schedule                                                                X
                   (fiscal year ended August 31, 1996)

* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.