Form 10-Q
period 1998-11-30
APPLIED POWER INC
filed 1999-01-14
CIK 6955

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

Mark One
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended November 30, 1998

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
          Mailing address: P. O. Box 325, Milwaukee, Wisconsin 53201
          ----------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                (414) 783-9279
                                --------------
                        (Registrant's telephone number)



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


Number of outstanding shares of Class A Common Stock: 38,726,880 as of December 31, 1998.

                                 APPLIED POWER INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Unaudited Condensed Consolidated Financial Statements

               Condensed Consolidated Statement of Earnings -
                 Three Months Ended November 30, 1998 and 1997............  3

               Condensed Consolidated Balance Sheet -
                 November 30, 1998 and August 31, 1998....................  4

               Condensed Consolidated Statement of Cash Flows -
                 Three Months Ended November 30, 1998 and 1997............  5

               Notes to Condensed Consolidated Financial Statements.......  6

Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................  8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk....... 11


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K................................. 11

SIGNATURE................................................................. 12
---------

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements
-----------------------------

                               APPLIED POWER INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                          Three Months Ended November 30,
                                                                          -------------------------------
                                                                            1998                   1997
                                                                          --------               --------
Net Sales                                                                 $435,660               $275,375
Cost of Products Sold                                                      298,258                179,693
                                                                          --------               --------

     Gross Profit                                                          137,402                 95,682

Engineering, Selling and Administrative Expenses                            82,418                 60,437
Amortization of Intangible Assets                                            7,065                  2,680
Contract Termination Costs                                                   7,824                      -
                                                                          --------               --------

     Operating Earnings                                                     40,095                 32,565

Other Expense(Income):
     Net financing costs                                                    13,899                  5,217
     Gain on life insurance                                                      -                 (1,709)
     Other - net                                                                (7)                  (192)
                                                                          --------               --------

Earnings Before Income Tax Expense                                          26,203                 29,249

Income Tax Expense                                                           9,802                 10,134
                                                                          --------               --------

Net Earnings                                                              $ 16,401               $ 19,115
                                                                          ========               ========

Basic Earnings Per Share:
   Earnings Per Share                                                     $   0.42               $   0.50
                                                                          ========               ========
   Weighted Average Common Shares Outstanding (000's)                       38,649                 38,149
                                                                          ========               ========

Diluted Earnings Per Share:
   Earnings Per Share                                                     $   0.41               $   0.48
                                                                          ========               ========
   Weighted Average Common and Equivalent Shares Outstanding (000's)        40,078                 40,035
                                                                          ========               ========

     See accompanying Notes to Condensed Consolidated Financial Statements


                              APPLIED POWER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                      November 30,  August 31,
                                                         1998         1998
                                                      ------------ -----------
                        ASSETS
Current Assets:
  Cash and cash equivalents                           $    8,162   $    6,349
  Net accounts receivable                                205,187      147,380
  Net inventories                                        190,054      164,786
  Prepaid expenses and deferred taxes                     45,790       46,049
                                                      ----------   ----------
     Total Current Assets                                449,193      364,564

Net Property, Plant and Equipment                        275,657      225,170
Goodwill and Other Intangibles                           846,008      542,869
Other Assets                                              39,983       42,119
                                                      ----------   ----------

Total Assets                                          $1,610,841   $1,174,722
                                                      ==========   ==========


            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings                               $        -   $       91
  Trade accounts payable                                 170,532      127,470
  Accrued compensation and benefits                       45,268       45,457
  Income taxes payable                                    30,662       12,898
  Other current liabilities                               66,320       74,792
                                                      ----------   ----------
     Total Current Liabilities                           312,782      260,708

Long-Term Debt                                           872,185      512,557
Deferred Income Taxes                                     23,084       23,065
Other Liabilities                                         39,853       36,510

Shareholders' Equity:
  Class A common stock, $0.20 par value, authorized
   80,000,000 shares issued and outstanding
   38,674,551 and 38,626,068 shares, respectively          7,734        7,725
  Additional paid-in capital                               6,343        5,817
  Accumulated other comprehensive income                  (2,758)      (7,465)
  Retained earnings                                      351,618      335,805
                                                      ----------   ----------
Total Shareholders' Equity                               362,937      341,882
                                                      ----------   ----------

Total Liabilities and Shareholders' Equity            $1,610,841   $1,174,722
                                                      ==========   ==========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                           Three Months Ended November 30,
                                                           -------------------------------
                                                             1998                  1997
                                                           ---------             ---------
Operating Activities
--------------------
Net Earnings                                               $  16,401             $  19,115
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                             18,759                 9,813
    Gain on sale of assets                                         -                   (21)
    Changes in operating assets and liabilities,
      excluding the effects of business
      acquisitions:
        Accounts receivable                                  (10,539)               (2,455)
        Inventories                                           (6,428)                4,515
        Prepaid expenses and other assets                      2,665                 2,240
        Trade accounts payable                                 3,918                (5,454)
        Other liabilities                                      5,049                (5,588)
        Income taxes payable                                  10,546                  (394)
                                                           ---------             ---------
  Net Cash Provided By Operating Activities                   40,371                21,771

Investing Activities
--------------------
Proceeds on the sale of property, plant and equipment          4,484                     -
Purchases of property, plant and equipment                   (16,866)              (10,400)
Cash used for business acquisitions                         (365,996)             (152,728)
Merger related fees                                           (8,100)                    -
Other                                                             64                  (158)
                                                           ---------             ---------
  Net Cash Used In Investing Activities                     (386,414)             (163,286)

Financing Activities
--------------------
Proceeds from issuance of long-term debt                     278,762               141,878
Principal payments on long-term debt                         (27,806)              (38,229)
Net (repayments) borrowings on short-term
  credit facilities                                           (2,433)                6,076
Net commercial paper borrowings                              100,483                     -
Debt financing costs                                          (1,412)                    -
Additional receivables financed                                    -                30,000
Dividends paid on common stock                                  (588)                 (785)
Stock options exercised                                          535                 1,944
Other                                                              -                  (213)
                                                           ---------             ---------
  Net Cash Provided By Financing Activities                  347,541               140,671

Effect of Exchange Rate Changes on Cash                          315                   158
                                                           ---------             ---------

Net Increase (Decrease) in Cash and Cash Equivalents           1,813                  (686)

Cash and Cash Equivalents - Beginning of Period                6,349                22,047
Effect of the ZERO excluded period (as described
  in Note A)                                                       -                 9,859
                                                           ---------             ---------

Cash and Cash Equivalents - End of Period                  $   8,162             $  31,220
                                                           =========             =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Amounts in thousands, except per share amounts)


Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements of Applied Power Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes thereto in the Company's 1998 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist of only those of a recurring nature. Operating results for the three months ended November 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1999.

As described more fully in the Company's 1998 Annual Report on Form 10-K, in July 1998 a subsidiary of the Company merged with ZERO Corporation ("ZERO") and ZERO became a wholly-owned subsidiary of the Company. The merger with ZERO has been accounted for as a pooling of interests. Prior to the merger, ZERO had a March 31 fiscal year end. The consolidated financial statements as of and for the year ended August 31, 1998 (including the Condensed Consolidated Balance Sheet included herein) reflect the combination of an August 31 year end consolidated financial position, results of operations and cash flows for ZERO. The results of operations and cash flows for ZERO from April 1, 1997 to August 31, 1997 are reflected as an adjustment in the consolidated statement of cash flow for the three months ended November 30, 1997.

Note B - Earnings Per Share
---------------------------

During its last fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Under the new pronouncement, the dilutive effect of stock options is excluded from the calculation of primary earnings per share, now called basic earnings per share. Earnings per share information for all prior periods presented has been restated to conform with the new calculation under SFAS No. 128.

The reconciliations between basic and diluted earnings per share are as follows:

                                                              Three Months Ended
                                                                 November 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Numerator:
  Net earnings for basic and diluted earnings per share       $16,401    $19,115

Denominator:
  Weighted average common shares outstanding for basic         38,649     38,149
    earnings per share
  Net effect of dilutive options based on the treasury
   stock method using average market price                      1,429      1,886
                                                              -------    -------
  Weighted average common and equivalent shares
   outstanding for diluted earnings per share                  40,078     40,035
                                                              =======    =======

Basic Earnings Per Share                                      $  0.42    $  0.50
                                                              =======    =======

Diluted Earnings Per Share                                    $  0.41    $  0.48
                                                              =======    =======

Note C - Comprehensive Income
-----------------------------

Effective September 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net earnings or shareholders' equity. SFAS No. 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of SFAS No. 130. Total comprehensive income, which was comprised of net earnings and foreign currency adjustments, amounted to approximately $21,100 and $19,100 for the three months ended November 30, 1998 and 1997, respectively.

Note D - Acquisitions
---------------------

On September 29, 1998, the Company, through its wholly-owned subsidiary, APW Enclosure Systems Limited, accepted for payment all shares of Rubicon Group plc ("Rubicon") common stock which had been tendered pursuant to the APW Enclosure Systems Limited tender offer (with a guaranteed loan note alternative) for all outstanding shares of common stock at 2.35 pounds sterling per share and all outstanding cumulative preference shares at 0.50 pounds sterling per share. The tendered common shares accepted for payment exceeded 90 percent of the outstanding common shares on October 8, 1998, and APW Enclosure Systems Limited invoked Section 429 of the UK Companies Act of 1985, as amended, to acquire the remaining outstanding common shares of Rubicon. APW Enclosure Systems Limited now owns all of the common shares of Rubicon. Pursuant to the tender offer, APW Enclosure Systems Limited purchased 27.2 percent of the outstanding preference shares. The tender offer for the preference shares has terminated, and 72,810 preference shares, or 72.8 percent of the original outstanding preference shares, continue to be owned by outside shareholders.

Cash paid for the transaction totaled approximately $362,000. Preliminary allocations of the purchase price result in approximately $309,000 of goodwill. To provide the necessary funds, the Company entered into a Multicurrency Credit Agreement, dated as of October 14, 1998, providing for a $850,000, 5-year revolving credit facility. The acquisition was accounted for using the purchase method.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the acquisition of Rubicon had been completed on September 1, 1997, the beginning of the 1998 fiscal year. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, goodwill amortization and income tax expense. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on September 1, 1997 or that may be obtained in the future.

--------------------------------------------------------------------------------
                                                 Three Months Ended November 30,
--------------------------------------------------------------------------------
                                                   1998                  1997
--------------------------------------------------------------------------------
Net Sales                                        $ 460,300             $ 349,254
Net Earnings                                     $  15,544             $  19,417
Basic Earnings Per Share                         $    0.40             $    0.51
Shares Used in Computation                          38,649                38,149
Diluted Earnings Per Share                       $    0.39             $    0.49
Shares Used in Computation                          40,078                40,035
================================================================================

Note E - Net Inventories
------------------------

It is not practical to segregate the amounts of raw materials, work-in-process or finished goods at the respective balance sheet dates since the segregation is possible only as the result of physical inventories which are taken at dates different from the balance sheet dates. The systems at many of the Company's operating units have not been designed to capture this segregation due to the very short production cycle of their products and the minimal amount of work-in-process.

Note F - Merger, Restructuring and Other Non-recurring Charges
--------------------------------------------------------------

During the fourth quarter of fiscal 1998, the Company recorded restructuring and other one-time charges of $52,637, net of income tax benefit of $16,803. The pre-tax charges of $69,440 related to costs associated with the merger of ZERO Corporation, various plant consolidations and other cost reductions and product rationalization efforts of the Company.

Approximately $19,200 and $21,500 of accrued merger and restructuring costs were included in other current liabilities as of November 30, 1998 and August 31, 1998, respectively.

Note G - Subsequent Events
--------------------------

On December 18, 1998, the Company amended its $90,000 accounts receivable financing facility by increasing the amount of multi-currency accounts receivable financing from $90,000 to $150,000. All other substantive terms of the agreement remain the same.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
(Dollars in thousands, except per share amounts)

Results of Operations
---------------------

The Company reported record sales for the quarter ended November 30, 1998. Net earnings for the first quarter of fiscal 1999 were $16,401, or $0.41 per share on a diluted basis. Excluding one time items in the first quarter of fiscal 1998 and 1999, earnings were $21,095, or $0.53 per share on a diluted basis, an increase of 23 percent over the $17,406, or $0.43 per share on a diluted basis, in the previous year. The one-time items relate to a life insurance pre-tax gain in ZERO of $1,709, or $0.05 per share on a diluted basis, recorded as other income in the first quarter of 1998, and an Engineered Solutions contract termination of $7,824, or $0.12 per share on a diluted basis, recorded to operating expense in 1999. Sales for the three month period ended November 30, 1998 were $435,660, an increase of 58 percent over the $275,375 reported in the comparable prior year period. Foreign currency translation had a negligible effect on reported fiscal 1999 first quarter sales.

--------------------------------------------------------------------------------
                                      Three Months Ended November 30,
--------------------------------------------------------------------------------
SALES BY SEGMENT                        1998                  1997        Change
--------------------------------------------------------------------------------
Enclosure Products and Systems        $ 236,326             $  96,620      145 %
Engineered Solutions                    119,409               102,282       17 %
Tools and Supplies                       79,925                76,473        5 %
--------------------------------------------------------------------------------
Total                                 $ 435,660             $ 275,375       58 %
================================================================================

Revenues from Enclosure Products and Systems grew 145 percent, bolstered by strategic acquisitions of the AA Manufacturing, PMP, PTI, Premier, Brown, VERO and Rubicon businesses during fiscal 1998 and the first quarter of fiscal 1999, which added approximately $129,800 in sales for the three months ended November 30, 1998.

Engineered Solutions reported a first quarter sales increase of 17 percent over the comparable prior year period. Certain businesses purchased in the Versa/Tek acquisition in the prior year combined to contribute approximately $10,400 in sales to this segment in fiscal 1999. Internal growth, principally from recreational vehicles and convertible top systems, also contributed to the increased sales.

Revenues from Tools and Supplies increased five percent from the first quarter of fiscal 1998. Acquisitions accounted for approximately $7,300 of the sales increase. The effect of the fiscal 1998 acquisitions coupled with modest internal growth in North America offset a decline in Asia.

                                          Three Months Ended November 30,
---------------------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT                     1998               1997          Change
---------------------------------------------------------------------------------------------
Enclosure Products and Systems            $ 65,670           $ 34,831         89 %
Engineered Solutions                        40,587             32,942         23 %
Tools and Supplies                          31,145             27,909         12 %
---------------------------------------------------------------------------------------------
Total                                     $137,402           $ 95,682         44 %
=============================================================================================

Total gross profit increased 44 percent from the first quarter of fiscal 1998, primarily due to increased sales volume and the resulting fixed manufacturing cost leverage. Overall, the Company's gross profit percentage decreased to 31.5 percent from 34.7 percent for the three months ended November 30, 1998 and 1997, respectively. The decrease is mainly attributable to the acquisition of lower gross profit margin enclosure businesses within Enclosure Products and Systems.

                                          Three Months Ended November 30,
-------------------------------------------------------------------------------------------------------------------
ENGINEERING, SELLING AND ADMIN. EXPENSES    1998               1997          Change
-------------------------------------------------------------------------------------------------------------------
Enclosure Products and Systems            $40,530            $20,336          99 %
Engineered Solutions                       19,637             17,377          13 %
Tools and Supplies                         19,159             18,509           4 %
General Corporate                           3,092              4,215         (27)%
-------------------------------------------------------------------------------------------------------------------
Total                                     $82,418            $60,437          36 %
===================================================================================================================

First quarter engineering, selling and administrative ("operating") expenses were 36 percent higher than reported in the first quarter of fiscal 1998, reflecting the impact of acquisitions, which added approximately $19,200 in operating expenses for the quarter, and the higher sales levels. In total, operating expenses were reduced to 18.9 percent of net sales compared to 21.9 percent for the first quarter ended November 30, 1997. The reduction was the result of continued efforts to aggressively manage spending levels throughout the Company, along with the acquisition of businesses within Enclosure Products and Systems, which have a lower percentage of operating expenses.

During the first quarter, the Company incurred a one-time charge of $4,700 after-tax, or $0.12 per share on a diluted basis, due to the cancellation of a contract within the Engineered Solutions segment. The majority of these costs were incurred prior to fiscal 1999.

Amortization expense for the quarter ended November 30, 1998 was higher than that reported for the three months ended November 30, 1997 due to the acquisitions made subsequent to the first quarter of fiscal 1998, including primarily VERO and Rubicon.

The operating profit margin decreased to 9.2 percent compared to 11.8 percent for the first quarter ended November 30, 1997. The decrease is a result of the non-recurring contract termination charge in the first quarter of fiscal 1999 and increased amortization expense due to the acquisitions in fiscal 1998.

Net financing costs for the three months ended November 30, 1998 increased over the prior year comparable period as a result of the additional borrowings for the acquisitions subsequent to the first quarter of fiscal 1998.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $8,162 at November 30, 1998 and $6,349 at August 31, 1998. In order to minimize net financing costs, the Company intentionally maintains low cash balances by using available cash to reduce short-term bank borrowings.

Net cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $40,371 and $21,771 for the three month periods ended November 30, 1998 and 1997, respectively.

Net cash used in investing activities totaled $386,414 for the first quarter of fiscal 1999, $16,866 of which was used for capital expenditures and $361,696 for the acquisition of Rubicon.

TOTAL CAPITALIZATION                                            November 30, 1998            August 31, 1998
------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                          $  362,937     29%             $341,882    39%
Total Debt                                                       872,185     69%              512,648    58%
Deferred Taxes                                                    23,084      2%               23,065     3%
------------------------------------------------------------------------------------------------------------
Total                                                         $1,258,206    100%             $877,595   100%
============================================================================================================

On October 14, 1998 the Company and Enerpac B.V., a Netherlands subsidiary of the Company, as Borrowers, entered into a Multicurrency Credit Agreement, providing for an $850,000, 5-year revolving credit facility (the "Facility"). In conjunction with the closing of the Facility, the Company terminated its prior $700,000, 5-year revolving credit facility (the "Prior Facility"), and used certain funds received under the Facility to repay borrowings under the Prior Facility. The Facility was used to finance expenses related to the acquisition of Rubicon, provide for working capital, capital expenditures and for other general corporate purposes. Outstanding debt at November 30, 1998 totaled $872,185, an increase of approximately $359,600 since the beginning of the fiscal year. Debt as a percentage of total capitalization ended the quarter at 69 percent, up from 58 percent at the beginning of the year. Dividends of $588 were paid, while the exercise of stock options generated an additional $535 of cash.

Year 2000 Considerations
------------------------

As is the case for most companies, the Year 2000 computer issue creates a risk for the Company. If systems do not correctly recognize date information when the year changes to 2000, there could be a material adverse impact on the Company's operations. However, the impact cannot be quantified at this time.

The Company is taking actions intended to ensure that its computer systems are capable of processing periods for the Year 2000 and beyond. The Company has developed and has clearly articulated a written policy that Year 2000 readiness is an important responsibility for all its business leaders. In addition, the Company is aggressively pursuing a comprehensive set of programs intended to reduce the risk of disruptions due to the Year 2000 problem. Issues addressed in the context of these efforts include, but are not limited to, creating management awareness regarding the Year 2000 problem and the need to become Year 2000 ready, mitigating known Year 2000 readiness problems, communicating the Company's Year 2000 readiness commitment to its customers, conducting a company-wide Year 2000 readiness check, the official designation of Year 2000 readiness contacts within each business unit, comprehensive testing and compliance certification for all of the Company's mission-critical business and manufacturing control systems, proactive Year 2000 compliance certification of key suppliers, and the development of contingency plans to deal with emergent Year 2000 situations. The Company expects to complete the majority of its efforts in this area by the end of fiscal 1999. This should leave adequate time to perform additional testing and make any further modifications that are deemed necessary.

The Company is continuing an ongoing process of assessing potential Year 2000 risks and uncertainties. However, it is currently premature to define the most reasonably likely worst case scenarios related to the Year 2000 problem. The Company's Year 2000 readiness initiatives are intended to address its critical business functions, and the Company currently expects to successfully mitigate its controllable internal year 2000 issues. However, the Company also relies upon third parties whose failure to identify and remediate their Year 2000 problems could have a material impact on the Company's operations and financial condition. The Company's Year 2000 readiness efforts include attempting to identify, assess and mitigate third party risks where possible. To date, no third party has communicated to the Company Year 2000 problems that reasonably could be expected to have a material impact on the Company's operations. However, it is impossible for the Company to identify the potential impact and all related costs and consequences of third parties, particularly those that have not responded to inquiries by the Company as to Year 2000 readiness.

Based on the current status of the Company's compliance and readiness efforts, the costs associated with identified Year 2000 issues are not expected to have a material effect on the results of operations or financial condition of the Company. Most of the Company's business units have installed or are in the process of installing new business management systems which go beyond just Year 2000 compliance. The costs of purchased software are capitalized. Some businesses have chosen to upgrade existing systems to be compliant. These costs are being expensed as incurred. Additionally, the Company is developing a contingency plan to deal with any issues that are not resolved on a timely basis. The Company historically has not quantified the costs of Year 2000 compliance and remediation, but believes costs incurred to date were immaterial. The Company estimates remaining costs, including internal costs such as payroll expenses incurred for the Year 2000 project, to range between $3,000 and $5,000, which is expected to be funded with cash flow from operations.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

See Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) See Index to Exhibits on pages 13-14, which is incorporated herein by reference.

(b) On October 14, 1998, the Company filed a Current Report on Form 8-K dated September 29, 1998 reporting under Item 2 that the Company had accepted for payment all Rubicon Group plc shares tendered pursuant to the Company's tender offer to acquire all outstanding shares at a cash price of 2.35 pounds sterling for each common share and 0.50 pounds sterling for each preference share. The required Item 7 historical and pro forma disclosures were filed as an amendment to the Current Report on Form 8-K/A on December 11, 1998.

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



                                   APPLIED POWER INC.
                                   ------------------
                                    (Registrant)



Date: January 14, 1999             By: /s/Robert C. Arzbaecher
                                      ------------------------
                                   Robert C. Arzbaecher
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer
                                   and duly authorized to sign
                                   on behalf of the registrant)

                              APPLIED POWER INC.
                              (the "Registrant")
                         (Commission File No. 1-11288)

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED NOVEMBER 30, 1998
                               INDEX TO EXHIBITS

                                                                        Incorporated Herein                   Filed
 Exhibit                        Description                               By Reference To                    Herewith
---------        ----------------------------------------     --------------------------------------     ---------------
   4.1           Multicurrency Credit Agreement, dated        Exhibit 4.4 to the Registrant's
                 as of October 14, 1998, among Applied        Form 10-K for the fiscal year ended
                 Power Inc. and Enerpac B.V., as              August 31, 1998 ("1998 10-K")
                 Borrowers, various financial
                 institutions from time to time party
                 thereto, as Lenders, The First
                 National Bank of Chicago, as
                 Syndication Agent, Societe Generale,
                 as Documentation Agent, and Bank of
                 America National Trust and Savings
                 Association, as Administrative Agent,
                 arranged by NationsBanc Montgomery
                 Securities LLC

   4.2           (a)  Receivables Purchase Agreement,         Exhibit 4.1 to the Registrant's
                 dated as of November 20, 1997, among         Form 10-Q for quarter ended
                 Applied Power Credit Corporation as          November 30, 1997
                 Seller, Applied Power Inc.
                 individually and as Servicer and
                 Barton Capital Corporation as
                 Purchaser and Societe Generale as
                 Agent

                 (b)  First Amendment to Receivables          Exhibit 4.5(b) to 1998 10-K
                 Purchase Agreement dated as of August
                 28, 1998

                 (c)  Second Amendment to Receivables                                                           X
                 Purchase Agreement dated as of
                 December 18, 1998

  10.1           Description of Fiscal 1999 Management                                                          X
                 Bonus Arrangement

  27.1           Financial Data Schedule                                                                        X

  27.2           Restated Financial Data Schedule                                                               X
                 (three month period ended November
                 30, 1997)

  27.3           Restated Financial Data Schedule                                                               X
                 (six month period ended February 28,
                 1998)

                              APPLIED POWER INC.
                              (the "Registrant")
                         (Commission File No. 1-11288)

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED NOVEMBER 30, 1998
                               INDEX TO EXHIBITS

                                                                        Incorporated Herein                    Filed
 Exhibit                        Description                               By Reference To                    Herewith
---------        ----------------------------------------     --------------------------------------     ---------------
  27.4           Restated Financial Data Schedule                                                               X
                 (nine month period ended May 31, 1998)

  27.5           Restated Financial Data Schedule                                                               X
                 (three month period ended November
                 30, 1996)

  27.6           Restated Financial Data Schedule                                                               X
                 (six month period ended February 28,
                 1997)

  27.7           Restated Financial Data Schedule                                                               X
                 (nine month period ended May 31, 1997)

  99.1           Certificate of Trust of Applied Power                                                          X
                 Capital Trust I (Conformed copy)

  99.2           Trust Agreement of Applied Power                                                               X
                 Capital Trust I (Conformed copy)

  99.3           Certificate of Trust of Applied Power                                                          X
                 Capital Trust II (Conformed copy)

  99.4           Trust Agreement of Applied Power                                                               X
                 Capital Trust II (Conformed copy)