Form 10-Q
period 1999-02-28
APPLIED POWER INC
filed 1999-03-24
CIK 6955

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED FEBRUARY 28, 1999

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

                          YES   X     NO____


Number of outstanding shares of Class A Common Stock: 38,895,653 as of March 19, 1999.

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

                 Condensed Consolidated Statement of Earnings and Comprehensive Income -
                    Three and Six Months Ended
                    February 28, 1999 and February 28, 1998..................................................3

                 Condensed Consolidated Balance Sheet -
                    February 28, 1999 and August 31, 1998....................................................4

                 Condensed Consolidated Statement of Cash Flows -
                    Six Months Ended February 28, 1999 and February 28, 1998.................................5

                 Notes to Condensed Consolidated Financial Statements........................................6

Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................................................8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........................................11


PART II - OTHER INFORMATION
---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders................................................12

Item 6 - Exhibits and Reports on Form 8-K...................................................................12

SIGNATURE...................................................................................................13
---------

PART I  - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                              APPLIED POWER INC.
     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                FEBRUARY 28,                    FEBRUARY 28,
                                                        ------------------------------  ------------------------------
                                                            1999             1998           1999             1998
                                                        -------------    -------------  --------------   -------------
Net Sales                                                 $ 421,955        $ 279,398       $ 857,615       $ 554,773
Cost of Products Sold                                       295,445          183,277         593,703         362,970
                                                        -------------    -------------  --------------   -------------

       Gross Profit                                         126,510           96,121         263,912         191,803

Engineering, Selling and Administrative Expenses             74,236           61,115         156,654         121,552
Amortization of Intangible Assets                             7,088            3,291          14,153           5,971
Contract Termination Costs                                        -                -           7,824               -
                                                        -------------    -------------  --------------   -------------
       Operating Earnings                                    45,186           31,715          85,281          64,280

Other Expense(Income):
      Net financing costs                                    15,489            6,146          29,388          11,363
      Gain on life insurance                                      -                -               -          (1,709)
      Other - net                                              (965)            (366)           (972)           (558)
                                                        -------------    -------------  --------------   -------------

Earnings before Income Tax Expense                           30,662           25,935          56,865          55,184
Income Tax Expense                                           11,376            9,398          21,178          19,532
                                                        -------------    -------------   -------------   -------------

Net Earnings                                              $  19,286        $  16,537       $  35,687       $  35,652
                                                        =============    =============  ==============   =============

Total Comprehensive Income                                $  16,342        $  13,938       $  37,450       $  33,010
                                                        =============    =============   =============   =============
Basic Earnings Per Share:
  Earnings Per Share                                      $    0.50        $    0.43       $    0.92       $    0.93
                                                        =============    =============   =============   =============
  Weighted Average Common
       Shares Outstanding (000's)                            38,786           38,292          38,724          38,221
                                                        =============    =============   =============   =============
Diluted Earnings Per Share:
  Earnings Per Share                                      $    0.48        $    0.41       $    0.89       $    0.89
                                                        =============    =============   =============   =============
  Weighted Average Common and Equivalent
       Shares Outstanding (000's)                            40,415           40,210          40,251          40,123
                                                        =============    =============   =============   =============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    FEBRUARY 28,          AUGUST 31,
                                                                                        1999                 1998
                                                                                   ----------------     ---------------
                                                                                     (UNAUDITED)
                                            ASSETS
Current Assets:
         Cash and cash equivalents                                                 $         8,097      $        6,349
         Net accounts receivable                                                           160,716             147,380
         Net inventories                                                                   198,737             164,786
         Prepaid expenses and deferred taxes                                                45,641              46,049
                                                                                   ----------------     ---------------
                 Total Current Assets                                                      413,191             364,564

Net Property, Plant and Equipment                                                          276,372             225,170
Goodwill and Other Intangibles                                                             847,073             542,869
Other Assets                                                                                41,978              42,119
                                                                                   ----------------     ---------------

Total Assets                                                                       $     1,578,614      $    1,174,722
                                                                                   ================     ===============


                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Short-term borrowings                                                     $         3,072      $           91
         Trade accounts payable                                                            146,490             127,470
         Accrued compensation and benefits                                                  37,578              45,457
         Income taxes payable                                                               21,762              12,898
         Other current liabilities                                                          53,058              74,792
                                                                                   ----------------     ---------------
                 Total Current Liabilities                                                 261,960             260,708

Long-Term Debt                                                                             873,373             512,557
Deferred Income Taxes                                                                       22,991              23,065
Other Liabilities                                                                           39,562              36,510

Shareholders' Equity:
         Class A common stock, $0.20 par value, authorized 80,000,000 shares,
            issued and outstanding 38,876,316 and 38,626,068 shares, respectively            7,775               7,725
         Additional paid-in capital                                                          8,334               5,817
         Accumulated other comprehensive income                                             (5,702)             (7,465)
         Retained earnings                                                                 370,321             335,805
                                                                                   ----------------     ---------------
Total Shareholders' Equity                                                                 380,728             341,882
                                                                                   ----------------     ---------------

Total Liabilities and Shareholders' Equity                                         $     1,578,614      $    1,174,722
                                                                                   ================     ===============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                              FEBRUARY 28,
                                                                                  --------------------------------------
                                                                                       1999                  1998
                                                                                  ----------------      ----------------
Operating Activities
--------------------
Net Earnings                                                                      $        35,687       $       35,652
Adjustments to reconcile net earnings to net cash
      provided by operating activities:
           Depreciation and amortization                                                   39,625               20,617
           Changes in operating assets and liabilities, excluding
               the effects of business acquisitions:
                    Accounts receivable                                                     4,560                 (570)
                    Inventories                                                           (17,734)               7,238
                    Prepaid expenses and other assets                                      (1,567)               1,292
                    Trade accounts payable                                                (17,637)                (407)
                    Other liabilities                                                      (7,889)              (9,045)
                    Income taxes payable                                                    2,276               (2,679)
                                                                                  ----------------      ----------------
     Net Cash Provided by Operating Activities                                             37,321               52,098

Investing Activities
--------------------
Proceeds on the sale of property, plant and equipment                                       6,743               10,218
Purchases of property, plant and equipment                                                (37,006)             (21,775)
Cash used for business acquisitions                                                      (377,589)            (223,390)
Merger related fees                                                                        (8,100)                   -
                                                                                  ----------------      ----------------
     Net Cash Used in Investing Activities                                               (415,952)            (234,947)

Financing Activities
--------------------
Proceeds from issuance of long-term debt                                                  278,762              206,690
Principal payments on long-term debt                                                      (34,174)             (40,295)
Net borrowings(repayments) on short-term credit facilities                                    666               (4,051)
Net commercial paper borrowings                                                           109,351                    -
Debt financing costs                                                                       (1,534)                (382)
Receivables financed                                                                       25,713               27,933
Dividends paid on common stock                                                             (1,171)              (1,573)
Proceeds from stock option exercises                                                        2,568                3,894
                                                                                  ----------------      ----------------
     Net Cash Provided by Financing Activities                                            380,181              192,216

Effect of Exchange Rate Changes on Cash                                                       198                 (270)
                                                                                  ----------------      ----------------

Net Increase in Cash and Cash Equivalents                                                   1,748                9,097

Cash and Cash Equivalents - Beginning of Period                                             6,349               22,047
Cash effect of the ZERO Excluded Period (as described in Note A)                                -                9,859
                                                                                  ----------------      ----------------

Cash and Cash Equivalents - End of Period                                         $         8,097       $       41,003
                                                                                  ================      ================

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Applied Power Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the consolidated financial statements and footnotes thereto in the Company's 1998 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a recurring nature. Operating results for the three and six months ended February 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1999.

As described more fully in the Company's 1998 Annual Report on Form 10-K, in July 1998 a subsidiary of the Company merged with ZERO Corporation ("ZERO") and ZERO became a wholly-owned subsidiary of the Company. The merger with ZERO has been accounted for as a pooling of interests. Prior to the merger, ZERO had a March 31 fiscal year end. The consolidated financial statements as of and for the year ended August 31, 1998 (including the Condensed Consolidated Balance Sheet included herein) reflect the combination of an August 31 year end consolidated financial position, results of operations and cash flows for ZERO. The results of operations and cash flows for ZERO from April 1, 1997 to August 31, 1997 are reflected as an adjustment in the Condensed Consolidated Statement of Cash Flows for the six months ended February 28, 1998 included herein.

NOTE B - EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share are as follows:

                                                              Three Months Ended              Six Months Ended
                                                                 FEBRUARY 28,                   FEBRUARY 28,
                                                         -----------------------------  ------------------------------
                                                            1999             1998           1999             1998
                                                         ------------    -------------  --------------   -------------
NUMERATOR:
    Net earnings for basic and diluted
      earnings per share                                 $    19,286     $     16,537    $     35,687    $     35,652
                                                         ============    =============   =============   =============

DENOMINATOR:
    Weighted average common shares outstanding for            38,786           38,292          38,724          38,221
      basic earnings per share
    Net effect of dilutive stock options based on the
      treasury stock method using average market price         1,629            1,918           1,527           1,902
                                                         ------------    -------------   -------------   -------------

    Weighted average common and equivalent
      shares outstanding for diluted
      earnings per share                                      40,415           40,210          40,251          40,123
                                                         ============    =============   =============   =============

BASIC EARNINGS PER SHARE                                 $      0.50     $       0.43    $       0.92    $       0.93
                                                         ============    =============   =============   =============

DILUTED EARNINGS PER SHARE                               $      0.48     $       0.41    $       0.89    $       0.89
                                                         ============    =============   =============   =============

NOTE C - COMPREHENSIVE INCOME
Effective September 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net earnings or shareholders' equity. SFAS No. 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of SFAS No. 130.

NOTE D - ACQUISITIONS
On September 29, 1998, the Company, through its wholly-owned subsidiary, APW Enclosure Systems Limited, accepted for payment all shares of Rubicon Group plc ("Rubicon") common stock which had been tendered pursuant to the APW Enclosure Systems Limited tender offer (with a guaranteed loan note alternative) for all outstanding shares of common stock at 2.35 pounds sterling per share and all outstanding cumulative preference shares at 0.50 pounds sterling per share. The tendered common shares accepted for payment exceeded 90 percent of the outstanding common shares on October 8, 1998, and APW Enclosure Systems Limited invoked Section 429 of the UK Companies Act of 1985, as amended, to acquire the remaining outstanding common shares of Rubicon. APW Enclosure Systems Limited now owns all of the common shares of Rubicon. Pursuant to the tender offer, APW Enclosure Systems Limited purchased 27.2% of the outstanding preference shares. The tender offer for the preference shares has terminated, and 72,810 preference shares, or 72.8% of the original outstanding preference shares, continue to be owned by outside shareholders.

Cash paid for the transaction totaled approximately $371,000. Preliminary allocations of the purchase price result in approximately $312,000 of goodwill. To provide the necessary funds, the Company entered into a Multicurrency Credit Agreement, dated as of October 14, 1998, providing for an $850,000, 5-year revolving credit facility. The acquisition was accounted for using the purchase method.

The following unaudited pro forma data summarize the results of operations for the periods presented as if the acquisition of Rubicon had been completed on September 1, 1997, the beginning of the Company's 1998 fiscal year. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, goodwill amortization and income tax expense. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on September 1, 1997 or that may be obtained in the future.

---------------------------------------------------------------------------------------
                                                Six Months Ended February 28,
---------------------------------------------------------------------------------------
                                                    1999                     1998
---------------------------------------------------------------------------------------
Net Sales                                       $    882,255              $     690,573
Net Earnings                                    $     34,830              $      34,695
Basic Earnings Per Share                        $       0.90              $        0.91
Shares Used in Computation                            38,724                     38,221
Diluted Earnings Per Share                      $       0.87              $        0.87
Shares Used in Computation                            40,251                     40,123
---------------------------------------------------------------------------------------

NOTE E - ACCOUNTS RECEIVABLE FINANCING
On December 18, 1998, the Company amended its $90,000 accounts receivable financing facility by increasing the amount of multi-currency accounts receivable financing from $90,000 to $150,000. All other substantive terms of the agreement remain the same. Approximately $115,000 of accounts receivable was financed as of February 28, 1999.


NOTE F - NET INVENTORIES
It is not practical to segregate the amounts of raw materials, work-in-process or finished goods at the respective balance sheet dates, since the segregation is possible only as the result of physical inventories which are taken at dates different from the balance sheet dates. The information systems of the Company's operating units are not designed to capture this segregation due to the very short production cycle of their products and the minimal amount of work-in-process inventory at any point in time.

NOTE G - MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES
During the fourth quarter of fiscal 1998, the Company recorded restructuring and other one-time charges of $52,637, net of income tax benefit of $16,803. The pre-tax charges of $69,440 related to costs associated with the merger of ZERO Corporation, various plant consolidations and other cost reductions as well as a provision for the rationalization efforts of the Company's product lines.

Approximately $11,300 and $21,500 of accrued merger and restructuring costs were included in other current liabilities as of February 28, 1999 and August 31, 1998, respectively.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS
The Company reported record sales and earnings for its second quarter ended February 28, 1998. Sales in the second quarter of fiscal 1999 increased 51% to $421,955 as compared to the prior year second quarter. Net earnings for the fiscal 1999 second quarter were $19,286, or $0.48 per diluted share, compared to $16,537, or $0.41 per diluted share, in the same quarter last year. Sales for the first half of fiscal 1999 increased 55% to $857,615 as compared to the first half of fiscal 1998. Net earnings for the first six months of fiscal 1999 were $35,687, or $0.89 per diluted share, versus $35,652, or $0.89 per diluted share in the prior year first half. Excluding one-time items in the first half of fiscal 1998 and 1999, net earnings were $40,381, or $1.01 per diluted share in the 1999 period, an increase of 20% over the $33,943, or $0.84 per diluted share, reported in the previous year period. The one-time items relate to a non-taxable life insurance gain in ZERO of $1,709, or $0.05 per diluted share, recorded in the first quarter of 1998, and an Engineered Solutions contract termination of $7,824, or $0.12 per diluted share, recorded in the first quarter of 1999. As compared to the prior year periods, foreign currency translation reduced sales growth by approximately 1% in both the quarter and year-to-date periods. Excluding the effect of currency translation and acquired businesses, sales increased 6% and 5% in the three and six month periods ended February 28, 1999, respectively, compared with the same periods of the prior fiscal year.

Certain prior year amounts previously reported in Tools and Supplies have been reclassified into Engineered Solutions to conform with the fiscal 1999 presentation.

---------------------------------------------------------------------------------------------------------------------
SALES BY SEGMENT
---------------------------------------------------------------------------------------------------------------------
                               Three Months Ended February 28,                  Six Months Ended February 28,
---------------------------------------------------------------------------------------------------------------------
                                  1999            1998       Change              1999            1998       Change
---------------------------------------------------------------------------------------------------------------------
Enclosure Products
     and Systems          $      227,361  $       97,622     133%        $       463,687  $       194,242     139%
Engineered Solutions             112,275         106,566       5%                231,684          208,848      11%
Tools and Supplies                82,319          75,210       9%                162,244          151,683       7%
=====================================================================================================================
Total                     $      421,955  $      279,398      51%        $       857,615  $       554,773      55%
=====================================================================================================================

Enclosure Products and Systems ("EPS") continued its impressive growth, reporting sales increases of 133% and 139% for the quarter and year-to-date periods ended February 28, 1999, respectively, as compared to the same periods last year. In aggregate, acquired businesses, principally AA Manufacturing, PMP, PTI, Premier, Brown, Vero and Rubicon, contributed approximately $125,600 and $255,500 of the sales growth for the quarter and year-to-date periods, respectively. Excluding the effect of foreign currency translations and acquisitions made within the prior year, EPS revenue grew 11% and 10% in the respective quarter and year-to-date periods. Fiscal 1999 EPS sales growth resulted from the continued expansion of the size, territory and content of EPS' enclosure product line.

Engineered Solutions sales increased 5% for the quarter and 11% year-to-date. The effect of foreign currency translation impacted reported sales by less than 1% in each of the quarter and year-to-date periods. Excluding the effect of acquired businesses, Engineered Solutions' sales, as compared to the prior year fiscal period, grew 3% in the year-to-date period and were unchanged in the quarter. The success of new products and continued increases in European truck market share contributed to the sales increase, but were largely offset by lower thermal management product sales as these lines are refocused on the higher growth telecommunications markets.

Tools and Supplies' sales increased 9% and 7% for the three and six month periods ended February 28, 1999, respectively. Ignoring the financial statement impact of foreign currency translation, recent acquisitions and weakness in Asia (which accounts for approximately 7% of the group's sales), Tools and Supplies' sales increased 6% in the second quarter and 3% year-to-date.

---------------------------------------------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT
---------------------------------------------------------------------------------------------------------------------
                               Three Months Ended February 28,                  Six Months Ended February 28,
---------------------------------------------------------------------------------------------------------------------
                                  1999            1998       Change              1999            1998       Change
---------------------------------------------------------------------------------------------------------------------
Enclosure Products
     and Systems              $   56,602        $   34,638     63%          $  122,272       $  69,469       76%
Engineered Solutions              37,423            33,472     12%              78,010          66,414       17%
Tools and Supplies                32,485            28,011     16%              63,630          55,920       14%
=====================================================================================================================
Total                         $  126,510        $   96,121     32%          $  263,912       $ 191,803       38%
=====================================================================================================================

Second quarter and year-to-date gross profit dollars increased by 32% and 38%, respectively, over the comparable prior year periods. As a percentage of sales, gross profit declined from 34.4% in the prior year second quarter to 30.0% in the current year quarter. As compared to the prior year periods, both the increase in gross profit dollars and the decline in gross profit as a percent of sales were driven by rapid expansion of relatively lower margin enclosure businesses in the EPS group. As a result of cost control and manufacturing productivity initiatives, both the Tool and Supplies and Engineered Solutions groups achieved substantial increases in gross profit dollar contribution and increased gross profit as a percentage of sales in the first half of fiscal 1999.

---------------------------------------------------------------------------------------------------------------------
ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES BY SEGMENT
---------------------------------------------------------------------------------------------------------------------
                               Three Months Ended February 28,                  Six Months Ended February 28,
---------------------------------------------------------------------------------------------------------------------
                                  1999            1998       Change              1999            1998       Change
---------------------------------------------------------------------------------------------------------------------
Enclosure Products
     and Systems              $   37,725      $   21,059       79%         $   78,255       $   41,395       89%
Engineered Solutions              16,375          17,049       (4)%            36,012           34,426        5%
Tools and Supplies                17,185          19,411      (11)%            36,344           37,920       (4)%
General Corporate                  2,951           3,596      (18)%             6,043            7,811      (23)%
=====================================================================================================================
Total                         $   74,236      $   61,115       21%         $  156,654       $  121,552       29%
=====================================================================================================================

Engineering, selling and administrative ("operating") expenses increased 21% for the quarter and 29% on a year-to-date basis, primarily reflecting the impact of acquisitions. As a percentage of sales, operating expenses decreased 4.2% to 17.6% of sales in the second quarter of fiscal 1999 and, for the fiscal 1999 first half, declined 3.6% to 18.3% of sales. Overall, the Company continues to reduce operating expenses as a percent of net sales by aggressively managing spending levels and through the acquisition of enclosures businesses within the EPS group, which typically have a lower percentage of operating expenses to sales.

Amortization expense of $7,088 and $14,153 for the respective three and six month periods ended February 28, 1999 was higher than in the comparable prior year periods due to acquisitions made during and subsequent to the first six months of fiscal 1998, including primarily Vero and Rubicon.

Net financing costs for the six months ended February 28, 1999 increased over the prior year first half primarily as a result of borrowings to finance the acquisition of Vero and Rubicon.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $8,097 and $6,349 at February 28, 1999 and August 31, 1998, respectively. In order to minimize net financing costs, the Company intentionally maintains relatively low cash balances by using available cash to reduce short-term bank borrowings.

Net cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $37,321 for the six months ended February 28, 1999.

Net cash used in investing activities totaled $415,952 for the first six months of fiscal 1999, of which $377,589 was used for acquisitions. In addition, approximately $37,000 was used for capital expenditures, which was offset by approximately $6,700 in proceeds generated primarily from the sale of two of the Company's properties.

--------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                             FEBRUARY 28, 1999             August 31, 1998
--------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                           $       380,728    30%       $      341,882     39%
Total Debt                                                             876,445    68%              512,648     58%
Deferred Taxes                                                          22,991     2%               23,065      3%
--------------------------------------------------------------------------------------------------------------------
Total                                                          $     1,280,164   100%       $      877,595    100 %
====================================================================================================================

Outstanding debt at February 28, 1999 totaled $876,445, an increase of approximately $363,000 since the beginning of the year. The Company's debt to total capitalization ratio was 68% at February 28, 1999, up from 58% at the beginning of the year. The increases primarily reflect additional borrowings for the Rubicon acquisition. Dividends of $1,171 were paid, while the exercise of employee stock options generated $2,568 of cash in the six month period ended February 28, 1999.

On March 12, 1999, the Company announced plans for a public offering of $175,000 of Senior Subordinated Notes maturing in 2009. The Company expects to consummate the transaction by the end of March, 1999. Net proceeds from the offering will be used to reduce indebtedness outstanding under the Company's Multicurrency Credit Agreement. The Company may reborrow under the Multicurrency Credit Agreement for general corporate purposes, including capital expenditures, working capital and acquisitions.

The Company anticipates that the funds generated from operations and available under credit facilities or other borrowings will be adequate to meet operating, debt service, and capital expenditure requirements for the foreseeable future.

YEAR 2000 CONSIDERATIONS
As is the case for most companies, the Year 2000 computer issue creates a risk for the Company. If systems do not correctly recognize date information when the year changes to 2000, there could be a material adverse impact on the Company's operations. However, the impact cannot be quantified at this time.

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

Based on the current status of the Company's compliance and readiness efforts, the costs associated with identified Year 2000 issues are not expected to have a material effect on the results of operations or financial condition of the Company. Most of the Company's business units have installed or are in the process of installing new business management systems which go beyond just Year 2000 compliance. The costs of purchased software are capitalized. Some businesses have chosen to upgrade existing systems to be compliant. These costs are being expensed as incurred. Additionally, the Company is developing a contingency plan to deal with any issues that are not resolved on a timely basis. The Company historically has not quantified the costs of Year 2000 compliance and remediation, but believes costs incurred to date were not material to the Company's financial position. The Company estimates remaining costs, including internal costs such as payroll expenses incurred for the Year 2000 project, to range between $3,000 and $5,000, which is expected to be funded with cash flow from operations.

At this time, the Company does not expect the reasonably foreseeable consequences of the Year 2000 problem to have material adverse effects on the Company's business, operations or financial condition. However, the Company cannot be certain that it will not suffer business interruptions, either due to its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible to fulfill their commitments to the Company. Furthermore, the Year 2000 problem has many elements and potential consequences, some of which may not be reasonably foreseeable, and there can be no assurances that every material Year 2000 problem will be identified and addressed or that unforeseen consequences will not arise and possibly have a material adverse effect on the Company. Unanticipated factors while implementing the changes necessary to mitigate Year 2000 problems, including, but not limited to, the ability to locate and correct all relevant codes in computer and imbedded systems, or the failure of critical third parties to communicate and mitigate their Year 2000 problems, could result in unanticipated adverse impacts on the business activities or operations of the Company.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

See Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.

PART II -  OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Annual Meeting of Shareholders was held on January 8, 1999. One matter was voted on by shareholders at the meeting. Each director nominee was elected. The number of votes for each nominee is set forth below:

                                                                     Share Votes For           Share Votes Withheld
                                                                --------------------------    ------------------------
H. Richard Crowther                                                    33,983,615                     108,739
Jack L. Heckel                                                         33,981,972                     110,382
Richard A. Kashnow                                                     33,986,046                     106,308
L. Dennis Kozlowski                                                    33,979,986                     112,368
John J. McDonough                                                      33,680,148                     412,206
Richard G. Sim                                                         33,968,654                     123,700

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) See Index to Exhibits on page 14, which is incorporated herein by reference.

(b) On December 11, 1998, the Company filed an amendment on Form 8-K/A to its Current Report on Form 8-K dated September 29, 1998 to file the required
     Item 7 historical and pro forma financial information related to the acquisition of Rubicon Group plc.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           APPLIED POWER INC.
                                           ---------------------
                                           (Registrant)



Date:  March 24, 1999                      By: /s/Robert C. Arzbaecher
                                              ------------------------------
                                           Robert C. Arzbaecher
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and duly authorized to sign
                                           on behalf of the registrant)

                              APPLIED POWER INC.
                              (THE "REGISTRANT")
                         (COMMISSION FILE NO. 1-11288)

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED FEBRUARY 28, 1999
                               INDEX TO EXHIBITS

                                                                     INCORPORATED HEREIN                 FILED
  EXHIBIT                       DESCRIPTION                            BY REFERENCE TO                  HEREWITH
------------      ----------------------------------------   -------------------------------------    --------------
    4.1           (a)  Multicurrency Credit Agreement,       Exhibit 4.4 to the Registrant's
                  dated as of October 14, 1998, among        Form 10-K for the fiscal year ended
                  Applied Power Inc. and Enerpac B.V., as    August 31, 1998 ("1998 10-K")
                  Borrowers, various financial
                  institutions from time to time party
                  thereto, as Lenders, The First
                  National Bank of Chicago, as
                  Syndication Agent, Societe Generale,
                  as Documentation Agent, and Bank of
                  America National Trust and Savings
                  Association, as Administrative Agent,
                  arranged by NationsBanc Montgomery
                  Securities LLC

                  (b)  Form of Consent to Multicurrency                                                     X
                  Credit Agreement, dated as of October 14,
                  1998, effective February 3, 1999

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

                  (b)  First Amendment to Receivables        Exhibit 4.5(b) to 1998 10-K
                  Purchase Agreement dated as of August
                  28, 1998

                  (c)  Second Amendment to Receivables       Exhibit 4.2(c) to the Registrant's
                  Purchase Agreement dated as of             Form 10-Q for quarter ended
                  December 18, 1998                          November 30, 1998

   27.1           Financial Data Schedule                                                                   X