Form 10-Q
period 1999-05-31
APPLIED POWER INC
filed 1999-07-15
CIK 6955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

Mark One
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended May 31, 1999

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

Number of outstanding shares of Class A Common Stock: 38,946,173 as of July 13, 1999.

                              APPLIED POWER INC.

                                     INDEX


                                                                                              Page  No.
                                                                                              ---------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Unaudited Condensed Consolidated Financial Statements

                Condensed Consolidated Statement of Earnings and Comprehensive Income -
                 Three and Nine Months Ended May 31, 1999 and May 31, 1998.....................  3

                 Condensed Consolidated Balance Sheet -
                 May 31, 1999 and August 31, 1998..............................................  4

                Condensed Consolidated Statement of Cash Flows -
                 Nine Months Ended May 31, 1999 and May 31, 1998...............................  5

                Notes to Condensed Consolidated Financial Statements...........................  6

Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................................  8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk............................ 13


PART II - OTHER INFORMATION
---------------------------

Item 2 - Changes in Securities................................................................. 14

Item 6 - Exhibits and Reports on Form 8-K...................................................... 14

SIGNATURE...................................................................................... 15

PART I  - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                               APPLIED POWER INC.
     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended                             Nine Months Ended
                                                               May 31,                                      May 31,
                                                    ------------------------------            ---------------------------------
                                                      1999                  1998                 1999                    1998
                                                    --------              --------            ---------                --------
Net Sales                                           $440,505              $303,941            $1,298,119               $858,714
Cost of Products Sold                                301,904               197,497               895,607                560,467
                                                    --------              --------            ----------               --------
     Gross Profit                                    138,601               106,444               402,512                298,247

Engineering, Selling and Administrative Expenses      81,336                64,750               237,989                186,302
Amortization of Intangible Assets                      7,445                 3,946                21,599                  9,917
Contract Termination Costs                                 -                     -                 7,824                      -
                                                    --------              --------            ----------               --------
     Operating Earnings                               49,820                37,748               135,100                102,028

Other Expense(Income):
     Net financing costs                              17,006                 6,642                46,394                 18,005
     Other - net                                         (35)               (5,868)               (1,007)                (8,135)
                                                    --------              --------            ----------               --------

Earnings before Income Tax Expense                    32,849                36,974                89,713                 92,158

Income Tax Expense                                    12,320                14,627                33,498                 34,159
                                                    --------              --------            ----------               --------
Net Earnings                                        $ 20,529              $ 22,347            $   56,215               $ 57,999
                                                    ========              ========            ==========               ========
Total Comprehensive Income                          $ 13,054              $ 23,128            $   50,503               $ 56,138
                                                    ========              ========            ==========               ========

Basic Earnings Per Share:
  Earnings Per Share                                $   0.53              $   0.58            $     1.45               $   1.51
                                                    ========              ========            ==========               ========
  Weighted Average Common
    Shares Outstanding (000's)                        38,910                38,459                38,783                 38,300
                                                    ========              ========            ==========               ========

Diluted Earnings Per Share:
  Earnings Per Share                                 $  0.51              $   0.55             $    1.40               $   1.44
                                                    ========              ========            ==========               ========
  Weighted Average Common and Equivalent
    Shares Outstanding (000's)                        40,130                40,297                40,204                 40,181
                                                    ========              ========            ==========               ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollars in thousands, except per share amounts)

                                                          May 31,                        August 31,
                                                           1999                            1998
                                                      ---------------                  ------------
                                                        (Unaudited)
                ASSETS
Current Assets:
      Cash and cash equivalents                         $     15,492                    $     6,349
      Net accounts receivable                                146,755                        147,380
      Net inventories                                        195,362                        164,786
      Prepaid expenses and deferred taxes                     44,923                         46,049
                                                        ------------                    -----------
              Total Current Assets                           402,532                        364,564


Net Property, Plant and Equipment                            270,932                        225,170
Goodwill and Other Intangibles                               865,327                        542,869
Other Assets                                                  61,414                         42,119
                                                        ------------                    -----------
Total Assets                                            $  1,600,205                   $  1,174,722
                                                        ============                   ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Short-term borrowings                            $          -                   $         91
       Trade accounts payable                                152,661                        127,470
       Accrued compensation and benefits                      38,788                         45,457
       Income taxes payable                                   41,459                         12,898
       Other current liabilities                              55,890                         74,792
                                                        ------------                    -----------
              Total Current Liabilities                      288,798                        260,708


Long-Term Debt                                               846,333                        512,557
Deferred Income Taxes                                         22,892                         23,065
Other Liabilities                                             48,181                         36,510

Shareholders' Equity:
    Class A common stock, $0.20 par value,
      authorized 80,000,000 shares, issued and
      outstanding 38,940,450 and 38,626,068
      shares, respectively                                     7,788                          7,725
    Additional paid-in capital                                 9,125                          5,817
    Accumulated other comprehensive income                   (13,177)                        (7,465)
    Retained earnings                                        390,265                        335,805
                                                        ------------                    -----------
Total Shareholders' Equity                                   394,001                        341,882
                                                        ------------                    -----------

Total Liabilities and Shareholders' Equity              $  1,600,205                    $ 1,174,722
                                                        ============                    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                          May 31,
                                                                         -----------------------------------------
                                                                                 1999                 1998
                                                                         ------------------    -------------------
Operating Activities
--------------------
Net Earnings                                                                $    56,215             $    57,999
Adjustments to reconcile net earnings to net cash
     provided by operating activities:

        Depreciation and amortization                                            59,084                  32,369
        Gain on sale of assets                                                     (841)                 (9,894)
        Provision for loss on sale of subsidiary                                      -                   4,500
        Changes in operating assets and liabilities,
          excluding the effects of business acquisitions:
             Accounts receivable                                                  7,266                  (6,513)
             Inventories                                                        (15,652)                  9,933
             Prepaid expenses and other assets                                   (4,469)                  3,579
             Trade accounts payable                                             (10,091)                   (901)
             Other liabilities                                                  (14,337)                (12,778)
             Income taxes payable                                                 6,967                  (3,406)
                                                                            -----------             -----------
     Net Cash Provided by Operating Activities                                   84,142                  74,888

Investing Activities
--------------------
Proceeds on the sale of property, plant and equipment and other                  10,647                  25,575
Purchases of property, plant and equipment                                      (49,096)                (36,328)
Cash used for business acquisitions                                            (382,531)               (281,229)
Merger related fees                                                              (8,100)                      -
                                                                            -----------             -----------
     Net Cash Used in Investing Activities                                     (429,080)               (291,982)


Financing Activities
--------------------
Proceeds from issuance of long-term debt                                        492,476                 262,297
Principal payments on long-term debt                                           (242,711)                (83,453)
Net borrowings(repayments) on short-term credit facilities                       (2,596)                 16,432
Net commercial paper borrowings                                                  77,451                       -
Debt financing costs                                                             (7,460)                   (382)
Receivables financed                                                             34,713                  30,000
Dividends paid on common stock                                                   (1,171)                 (2,738)
Proceeds from stock option exercises                                              3,332                   6,360
                                                                            -----------             -----------
     Net Cash Provided by Financing Activities                                  354,034                 228,516

Effect of Exchange Rate Changes on Cash                                              47                    (312)
                                                                            -----------             -----------

Net Increase in Cash and Cash Equivalents                                         9,143                  11,110

Cash and Cash Equivalents - Beginning of Period                                   6,349                  22,047
Cash effect of the ZERO Excluded Period (as described in Note A)                      -                   9,859
                                                                            -----------             -----------

Cash and Cash Equivalents - End of Period                                   $    15,492             $    43,016
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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a recurring nature. Operating results for the three and nine months ended May 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1999.

As described more fully in the Company's 1998 Annual Report on Form 10-K, in July 1998 a subsidiary of the Company merged with ZERO Corporation ("ZERO") and ZERO became a wholly-owned subsidiary of the Company. The merger with ZERO has been accounted for as a pooling of interests. The fiscal 1998 financial data of Applied Power Inc. and its subsidiaries presented in this Form 10-Q have been restated to include the historical financial information of ZERO Corporation in accordance with generally accepted accounting principles and pursuant to Regulation S-X. Prior to the merger, ZERO had a March 31 fiscal year end. The consolidated financial statements as of and for the year ended August 31, 1998 (including the Condensed Consolidated Balance Sheet included herein) reflect the combination of an August 31 year end consolidated financial position, results of operations and cash flows for ZERO. The results of operations and cash flows for ZERO from April 1, 1997 to August 31, 1997 are reflected as an adjustment in the Condensed Consolidated Statement of Cash Flows for the nine months ended May 31, 1998 included herein.

Note B - Earnings Per Share
The reconciliations between basic and diluted earnings per share follow:

                  ($ in  000's)                               Three Months Ended                        Nine Months Ended
            except per share amounts                               May 31,                                   May 31,
                                                         ---------------------------              ----------------------------
                                                            1999            1998                     1999            1998
                                                         ------------     ----------              -----------      -----------
Numerator:
 Net earnings for basic and diluted
  earnings per share                                     $     20,529     $   22,347              $    56,215      $    57,999

                                                         ============     ==========              ===========      ===========
Denominator:
Weighted average common shares outstanding for
 basic  earnings per share                                     38,910         38,459                   38,783           38,300


Net effect of dilutive stock options based on the
 treasury stock method using average market price               1,220          1,838                    1,421            1,881

                                                         ------------     ----------              -----------      -----------

Weighted average common and equivalent
shares outstanding for diluted earnings per share              40,130         40,297                   40,204           40,181

                                                         ============     ==========              ===========      ===========

Basic Earnings Per Share                                 $       0.53     $     0.58              $      1.45      $      1.51
                                                         ============     ==========              ===========      ===========

Diluted Earnings Per Share                               $       0.51     $     0.55              $      1.40      $      1.44
                                                         ============     ==========              ===========      ===========

Note C - Comprehensive Income
Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net earnings or shareholders' equity. SFAS No. 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of SFAS No. 130.

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

Cash paid for Rubicon totaled $371.5 million, with the preliminary purchase price allocation resulting in $331.1 million of goodwill. To provide the necessary funds, the Company entered into a Multicurrency Credit Agreement, dated as of October 14, 1998, providing for an $850.0 million, 5-year revolving credit facility. The acquisition was accounted for using the purchase method.

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

------------------------------------------------------------------------------------------------------------------------
($ in 000's)                                                                     Nine Months Ended May 31,
------------------------------------------------------------------------------------------------------------------------
     except per share amounts                                                     1999                 1998
------------------------------------------------------------------------------------------------------------------------
   Net Sales                                                                 $    1,322,759        $   1,063,626
   Net Earnings                                                              $       55,358        $      58,085
   Basic Earnings Per Share                                                  $         1.43        $        1.52
   Shares Used in Computation                                                        38,783               38,300
   Diluted Earnings Per Share                                                $         1.38        $        1.45
   Shares Used in Computation                                                        40,204               40,181
------------------------------------------------------------------------------------------------------------------------

Note E - Debt Financing
On April 1, 1999, the Company issued $200.0 million of 8.75% Senior Subordinated Notes due 2009 (the "Notes"). Net proceeds from the Notes offering approximated $194.6 million after deducting underwriting discounts and other offering expenses, and were used to repay a portion of the borrowings outstanding under the Multicurrency Credit Agreement thereby restoring the Company's borrowing capacity under that agreement. Interest on the Notes is payable semi-annually, and the Company has the option to redeem all or a portion of the Notes at certain specified redemption prices on or after April 1, 2004. The Notes are subordinate in right of payment to the prior payment in full of all senior debt as defined in the indenture.

Note F - Accounts Receivable Financing
On December 18, 1998, the Company amended its $90.0 million accounts receivable financing facility to increase the amount of multi-currency accounts receivable financing from $90.0 million to $150.0 million. All other substantive terms of the agreement remain the same. As of May 31, 1999, $124.4 million of accounts receivable was financed.

Note G - Net Inventories
It is not practical to segregate the amounts of raw materials, work-in-process or finished goods at the respective balance sheet dates, since the segregation is possible only as the result of physical inventories which are taken at dates different from the balance sheet dates. The information systems of the Company's operating units are not designed to capture this segregation due to the very short production cycle of their products and the minimal amount of work-in-process inventory at any point in time.

Note H - Merger, Restructuring and Other Non-recurring Charges
During the fourth quarter of fiscal 1998, the Company recorded restructuring and other one-time charges of $52.6 million, net of income tax benefit of $16.8 million. The pre-tax charges of $69.4 million related to costs associated with the merger of ZERO Corporation, various plant consolidations and other cost reductions as well as a provision for the rationalization of the Company's product lines.

Approximately $8.5 million and $21.5 million of accrued merger and restructuring costs were included in other current liabilities as of May 31, 1999 and August 31, 1998, respectively. Restructuring initiatives resulting from the Company's fiscal 1998 restructuring plan were largely complete at May 31, 1999. Remaining reserves at that date were primarily attributable to projects the Company expects to complete in the fiscal 1999 fourth quarter or to long-term lease exposure for facilities closed as part of the restructuring.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
Net earnings for the third quarter ending May 31, 1999 were $20.5 million, or $0.51 per diluted share, an increase of 6% from the $19.5 million, or $0.48 per diluted share, reported in the prior year's third quarter exclusive of a prior year, one-time pretax net gain of $5.3 million, or $0.07 per diluted share, on the sale of two ZERO properties. Sales were a record $440.5 million for the third quarter, a 45% increase over the prior year quarter.

Net earnings for the nine months ended May 31, 1999 were $56.2 million, or $1.40 per diluted share. Excluding one-time items from both the current and prior year periods, net earnings were $60.9 million, or $1.52 per diluted share, an increase of 14% over the $53.4 million, or $1.33 per diluted share, reported in the first nine months of the prior year. One-time items in the fiscal 1999 year-to-date period include a contract termination pretax charge of $7.8 million, or $0.12 per diluted share, recorded in the first quarter of fiscal 1999. The first nine months of the prior fiscal year included one-time items including a net pretax gain of $7.0 million, or $0.11 per diluted share, resulting from gains on the sale of property and a $1.7 million non-taxable insurance gain, partially offset by a provision for the estimated loss on the sale of a subsidiary of the acquired ZERO business. Sales for the first nine months of fiscal 1999 were a record $1.3 billion, an increase of 51% over the same period last year.

As compared to the prior year periods, foreign currency translation reduced sales growth by approximately 1% in both the quarter and year-to-date periods. Excluding the effect of currency translation and acquired businesses, sales increased 10% and 7% in the three and nine month periods ended May 31, 1999, respectively, compared with the same periods of the prior fiscal year.

As a result of the Company's business and leadership realignment announced on May 19, 1999, the Company will now be organized, managed and reported as two segments: APW Industrial and APW Electronics. APW Electronics is the previous Enclosure Products and Systems segment plus the McLean Thermal Management units and the Eder Industries unit, both formerly included in the Engineered Solutions segment. APW Electronics supplies electronic enclosures, power supplies, thermal systems, backplanes, and cabling either as individual products, or as an integrated system incorporating certain of the Company's product design, supply chain management, assembly and test capabilities. APW Industrial consists of the previous Tools and Supplies segment combined with the remaining units of the Engineered Solutions segment. APW Industrial provides both standard and customized industrial and electrical tools and accessories along with components and systems using thermal management, hydraulic, actuation and vibration control technologies through a world-wide distribution system into a variety of niche markets. The new organizational realignment was implemented to enhance the real-time decision making leadership that is required to respond to a wide array of business opportunities. Prior period segment information has been restated to present the two reportable business segments.

-----------------------------------------------------------------------------------------------------
    NET SALES BY SEGMENT
-----------------------------------------------------------------------------------------------------
($ in 000's)                Three Months Ended May 31,                 Nine Months Ended May 31,
-----------------------------------------------------------------------------------------------------
                           1999          1998       Change           1999           1998       Change
-----------------------------------------------------------------------------------------------------
  APW Electronics       $  260,524    $  139,208       87%       $  773,763      $  389,267       99%
  APW Industrial           179,981       164,733        9%          524,356         469,447       12%
                        ----------    ----------                 ----------      ----------
  Total                 $  440,505    $  303,941       45%       $1,298,119      $  858,714       51%
=====================================================================================================

APW Electronics continued its impressive growth, reporting sales increases of 87% and 99% for the quarter and year-to-date periods ended May 31, 1999, respectively, as compared to the same periods last year. In aggregate, acquired businesses, principally AA Manufacturing, PMP, PTI, Premier, Brown, Vero and Rubicon, contributed approximately $113.8 million and $369.2 million of the sales growth for the quarter and year-to-date periods, respectively. Excluding the effect of foreign currency translations and acquisitions made within the prior year, APW Electronics revenue grew 16% and 11% in the respective quarter and year-to-date periods. Fiscal 1999 APW Electronics sales growth resulted from the continued expansion of the size, territory and content of the segment's enclosure product lines, partially offset by lower thermal management product sales as these lines are focused on the higher growth telecommunications markets.

APW Industrial sales increased 9% and 12% in the quarter and year-to-date periods ended May 31, 1999, respectively, as compared to the prior year periods. Excluding the effect of currency translation and acquired businesses, APW Industrial's sales, as compared to the prior year fiscal period, grew 7% and 5% in the quarter and year-to-date periods, respectively. Strong growth in the sale of recreational vehicle slide-outs and leveling systems in North America and in automotive convertible top and truck lines in Europe contributed to the sales increase, but were partially offset by weakness in Asia, which accounts for approximately 3% of the group's sales.

---------------------------------------------------------------------------------------------------
   GROSS PROFIT BY SEGMENT
---------------------------------------------------------------------------------------------------
   ($ in 000's)             Three Months Ended May 31,                Nine Months Ended May 31,
---------------------------------------------------------------------------------------------------
                           1999          1998       Change          1999          1998       Change
---------------------------------------------------------------------------------------------------
   APW Electronics      $   72,408    $   48,315       50%       $  212,261      $  137,091    55%
   APW Industrial           66,193        58,129       14%          190,251         161,156    18%
                        ----------    ----------                 ----------      ----------
   Total                $  138,601    $  106,444       30%       $  402,512      $  298,247    35%
===================================================================================================

Third quarter and year-to-date gross profit dollars increased by 30% and 35%, respectively, over the comparable prior year periods. As a percentage of sales, gross profit declined from 35.0% in the prior year third quarter to 31.5% in the current year quarter. As compared to the prior year periods, both the increase in gross profit dollars and the decline in gross profit as a percent of sales were driven by rapid expansion of relatively lower margin enclosure and integration businesses in the APW Electronics group. As a result of cost control and manufacturing productivity initiatives, the APW Industrial group achieved substantial increases in gross profit dollar contribution and increased gross profit as a percentage of sales in the first nine months of fiscal 1999.

--------------------------------------------------------------------------------------------------
   ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES BY SEGMENT
--------------------------------------------------------------------------------------------------
   ($ in 000's)             Three Months Ended May 31,               Nine Months Ended May 31,
--------------------------------------------------------------------------------------------------
                           1999         1998       Change          1999          1998        Change
--------------------------------------------------------------------------------------------------
   APW Electronics      $  44,763     $  26,623       68%        $  132,431    $   74,848       77%
   APW Industrial          33,547        33,704       (1%)          104,313        99,218        5%
   General Corporate        3,026         4,423      (32%)            9,069        12,236      (26%)
                        ----------    ----------                 ----------    ----------
   Total                $  81,336     $  64,750       26%        $  245,813    $  186,302       32%
==================================================================================================

Engineering, selling and administrative ("operating") expenses increased 26% for the quarter and 32% on a year-to-date basis, primarily reflecting the impact of acquisitions. As a percentage of sales compared to prior year periods, operating expenses decreased 2.8% to 18.5% of sales in the third quarter of fiscal 1999 and, for the first three quarters of fiscal 1999, declined 3.4% to 18.3% of sales. During the first three quarters of fiscal 1999, the

Company continued to reduce operating expenses as a percent of net sales by aggressively managing spending levels and through the acquisition of enclosures businesses within the APW Electronics group, which typically have a lower percentage of operating expenses to sales.

Amortization expense of $7.4 million and $21.6 million for the respective three and nine month periods ended May 31, 1999 was higher than in the comparable prior year periods due to acquisitions made during and subsequent to the first nine months of fiscal 1998, including primarily Vero and Rubicon.

Net financing costs for the nine months ended May 31, 1999 increased over the prior year period primarily as a result of borrowings to finance the acquisition of Vero and Rubicon, and, with respect to the quarter ended May 31, 1999, the April 1999 issuance of $200.0 million of higher cost subordinated debt.

Liquidity and Capital Resources
Cash and cash equivalents totaled $15.5 million and $6.3 million at May 31, 1999 and August 31, 1998, respectively. In order to minimize net financing costs, the Company intentionally maintains relatively low cash balances by using available cash to reduce short-term bank borrowings.

Net cash provided by operations, after considering non-cash items and changes in operating assets and liabilities, totaled $84.1 million for the nine months ended May 31, 1999 versus cash provided by operations of $74.9 million in the same nine months of the prior year. The increase over the same period last year resulted primarily from a higher level of earnings before non-cash depreciation and amortization expense in the current year.

Net cash used by investing activities was $429.1 million in the first nine months of fiscal 1999 versus $292.0 million in the prior year period. The fiscal 1999 year-to-date period included a $382.5 million use for business acquisitions, primarily Rubicon, and a $49.1 million use for capital expenditures, partially offset by $10.6 million in proceeds from the sale of property. The prior year period included a $281.2 million use for acquisitions and capital expenditures of $36.3 million. The Company expects that capital expenditures will approximate $60 million in each of fiscal 1999 and fiscal 2000.

TOTAL CAPITALIZATION       ($ in 000's)                              May 31, 1999                          August 31, 1998
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                            $       394,001        31%           $       341,882         39%
Total Debt                                                              846,333        67%                   512,648         58%
Deferred Taxes                                                           22,892         2%                    23,065          3%
---------------------------------------------------------------------------------------------------------------------------------
Total                                                           $     1,263,226       100%           $       877,595        100%
=================================================================================================================================

Net cash provided by financing activities was $354.0 million in the nine months ended May 31, 1999 versus cash provided by financing of $228.5 million in the prior year period. Net borrowings in each period primarily reflected increased debt incurred to fund acquisitions. Outstanding debt at May 31, 1999 was $846.3 million, an increase of approximately $333.7 million since the beginning of the fiscal year, but a decrease of $30.1 million from the prior quarter end. The Company's debt to total capitalization ratio was 67% at May 31, 1999, up from 58% at the beginning of the fiscal year. The increase primarily reflects the additional borrowings required to fund the Rubicon acquisition. The Company paid dividends of $1.2 million, while the exercise of employee stock options generated $3.3 million of cash in the nine month period ended May 31, 1999.

On April 1, 1999, the Company issued $200.0 million of 8.75% Senior Subordinated Notes maturing in 2009. Net proceeds from the offering were used to reduce indebtedness outstanding under the Company's Multicurrency Credit Agreement and had no material effect on net debt outstanding. At May 31, 1999, the Company had $269.9 million available under the $850.0 million Multicurrency Credit Agreement for general corporate purposes, including capital expenditures, working capital requirements and acquisitions.

The Company anticipates that the funds generated from operations and available under credit facilities or other borrowings will be adequate to meet operating, debt service, and capital expenditure requirements for the foreseeable future.

Year 2000 Considerations
As is the case for most companies, the Year 2000 computer issue creates a risk for the Company. If the Company's systems, including both information technology ("IT") and other systems which may include embedded technology and micro-controllers, do not correctly recognize date information when the year changes to 2000, there could be a material adverse impact on the Company's operations.

The Company has taken action intended to ensure that its computer systems are capable of processing periods for the Year 2000 and beyond. The Company has developed and has clearly articulated a written policy that Year 2000 readiness is an important responsibility for all its business leaders. In addition, the Company is aggressively pursuing a comprehensive set of programs intended to reduce the risk of disruptions due to the Year 2000 problem. The Company's Year 2000 plans are designed and monitored centrally but managed and executed on a local level at each of the Company's more than 100 facilities.

The Company's Year 2000 programs have been executed in four phases as described below:

     Phase 1 - Awareness - During this phase, the Company designed its Year 2000 programs, assigned responsibility for the effort, educated the organization regarding Year 2000 risk and prepared and distributed a comprehensive inventory review template.

     Phase 2 - Inventory and Compliance Review - This phase included compilation of an inventory of internal and external systems and risk factors. The internal factor inventory included office, financial, business and manufacturing systems and items which might include embedded chip technology. The inventory of external factors included identification and survey of critical vendors. The compliance status of each inventoried system was documented during this phase. Local findings were verified by a combination of independently trained internal and external Year 2000 auditors.

     Phase 3 - Remediation and Contingency Planning - For each system identified as not being Year 2000 ready in Phase 2, a remediation or contingency plan was developed. The remediation plan could include system elimination, replacement, upgrade or the addition of a software patch. Contingency plans were also developed to address exposure related to critical third-party vendor systems. With respect to third-party Year 2000 exposure, contingency plans could include alternative sourcing, increasing inventory levels or otherwise reducing the Company's exposure to the third-party system.

     Phase 4 - Testing - The final phase of the program involves testing the Year 2000 readiness of all critical IT and non-IT systems. Programs conducted during this phase include comprehensive testing of business systems by rolling forward the system clocks to test a number of potential problem dates, the testing of embedded chip technology in critical manufacturing systems, the testing of electronic data interchange with customers and Year 2000 readiness audits of critical third parties.

The Company has completed the first three phases of its Year 2000 programs and anticipates completion of the final testing phase around the end of fiscal 1999. The Company believes that this time table provides sufficient time to perform additional testing of systems to take any further actions that may be deemed necessary. However, it is impossible for the Company to identify the potential impact and all related costs and consequences of the potential Year 2000 failure by third parties, particularly those that have not responded to inquiries by the Company as to Year 2000 readiness.

Based on the current status of the Company's readiness efforts, the costs associated with identified Year 2000 issues are not expected to have a material effect on the results of operations or financial condition of the Company. Most of the Company's business units have installed or are in the process of installing new business management systems which go beyond just Year 2000 readiness. The costs of purchased software and implementation of that software are capitalized. Some businesses have chosen to upgrade existing systems to be compliant. These costs are being expensed as incurred to the extent the upgrades do not provide additional functionality. The Company does not believe that its Year 2000 programs have resulted in the deferral of other IT programs. The Company historically has not quantified the costs of Year 2000 readiness and remediation, but believes costs incurred to date were not material to the Company's financial position. The Company estimates fiscal 1999 costs, including internal costs such as payroll expenses incurred for the Year 2000 project, to range between $3.0 million and $5.0 million, which are expected to be funded with cash flow from operations.

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

Outlook
During the third quarter of fiscal 1999, the Company revised its net sales forecast for the current fiscal year downward to approximately $1.8 billion, the reduced expectation based on notification of a sales shortfall at one of the Company's largest customers and the strengthening of the U.S. dollar against key European currencies. As a result, the Company revised its earnings forecast for the fiscal year ended 1999 to be in the range of $2.05 to $2.15 per share excluding non-recurring items. For both APW Electronics and APW Industrial, the Company expects operating profit will continue to improve in the remainder of fiscal 1999 as a result of increased sales and the streamlining and cost reduction efforts initiated in the fourth quarter of 1998. Improved operating profit is expected to be partially offset by higher interest expense as a result of the April 1, 1999 issuance of $200.0 million in 8.75% Senior Subordinated Notes due 2009.

Risk Factors That May Affect Future Results
Certain statements in this Form 10-Q, including statements in the above sections entitled "Liquidity and Capital Resources," "Year 2000 Considerations" and "Outlook," as well as statements in other Company communications, which are not historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the industrial production, trucking, construction, aerospace, automotive, recreational vehicle, computer, semiconductor, telecommunication, electronic and defense industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive pricing, foreign currency fluctuations, interest rate risk, unforeseen costs or consequences of Year 2000 issues and other factors that may be referred to in the Company's reports filed with the Securities and Exchange Commission from time to time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company is exposed to market risk from changes in foreign exchange and interest rates and, to a lesser extent, commodities. To reduce such risks, the Company selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading purposes.

A discussion of the Company's accounting policies for derivative financial instruments is included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998 within Note A - "Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements, and further disclosure relating to financial instruments is included in Note I - "Long-term Debt."

Currency Risk - The Company has significant international operations. In most
-------------
instances, the Company's products are produced at manufacturing facilities located near the customer. As a result, significant volumes of finished goods are manufactured in countries for sale into those markets. For goods purchased from other Company affiliates, the Company denominates the transaction in the functional currency of the producing operation.

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

The Company's identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The Company identifies naturally occurring offsetting positions and then purchases hedging instruments to protect anticipated exposures. The Company's financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. See above "Outlook" caption which discusses the effect of the strengthening U.S. dollar against key European currencies.

Interest Rate Risk - The Company enters into interest rate swaps to stabilize
------------------
financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counter-party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. The Company's existing swap contracts range between two and seven years in duration. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense. Credit and market risk is minimized through diversification among counter-parties with high credit ratings.

Commodity Prices - The Company is exposed to fluctuation in market prices for
----------------
steel. Therefore, the Company has established a program for centralized negotiation of steel prices. This program allows the Company to take advantage of economies of scale as well as to cap pricing. All business units are able to purchase steel under this arrangement. In general, the contracts lock steel pricing for 18 months and enable the Company to pay less if market prices fall.

PART II -  OTHER INFORMATION

Item 2 - Changes in Securities
------------------------------

The Indenture for Debt Securities of Applied Power Inc. dated as of April 1, 1999, related to the 8.75% Senior Subordinated Notes due 2009, contains limitations on restricted payments including that the Company may not declare or pay any dividend or make any distribution in respect of its capital stock or to the holders thereof, excluding any dividends or distributions by the Company payable solely in shares of its capital stock or in options, warrants or other rights to acquire its capital stock, unless no event of default has occurred or would result therefrom and other specified conditions are met.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) See Index to Exhibits on page 16, which is incorporated herein by reference.

(b) On April 14, 1999, the Company filed a Current Report on Form 8-K dated as of April 1, 1999 reporting under Item 5 that the Company sold $200.0 million aggregate principal amount of its 8.75% Senior Subordinated Notes due 2009 (the "Notes") and filing under Item 7 certain exhibits in connection with the offering of the Notes.

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



                                   APPLIED POWER INC.
                                   ------------------
                                    (Registrant)



Date:  July 14, 1999               By: /s/Robert C. Arzbaecher
                                      ------------------------
                                   Robert C. Arzbaecher
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer
                                   and duly authorized to sign
                                   on behalf of the registrant)

                              APPLIED POWER INC.
                              (the "Registrant")
                         (Commission File No. 1-11288)

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MAY 31, 1999
                               INDEX TO EXHIBITS

                                                                            Incorporated Herein                      Filed
 Exhibit                          Description                                 By Reference To                      Herewith
---------            --------------------------------------         ------------------------------------         ----------------
4.1                  (a) Multicurrency Credit Agreement,            Exhibit 4.4 to the Registrant's
                     dated as of October 14, 1998, among            Form 10-K for the fiscal year ended
                     Applied Power Inc. and Enerpac B.V.,           August 31, 1998 ("1998 10-K")
                     as Borrowers, various financial
                     institutions from time to time party
                     thereto, as Lenders, The First
                     National Bank of Chicago, as
                     Syndication Agent, Societe Generale,
                     as Documentation Agent, and Bank of
                     America National Trust and Savings
                     Association, as Administrative Agent,
                     arranged by NationsBanc Montgomery
                     Securities LLC

                     (b) Form of Consent to Multicurrency           Exhibit 4.1(b) to the Registrant's
                     Credit Agreement, dated as of October          Form 10-Q for quarter ended
                     14, 1998, effective February 3, 1999           February 28, 1999

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

4.3                  (a)  Indenture for Debt Securities of          Exhibit 4.1 to the Registrant's
                     Applied Power Inc. dated as of April           Current Report on Form 8-K dated as
                     1, 1999 (the "Indenture").                     of April 1, 1999 ("4/1/99 8-K")
                     (b)  Securities Resolution No. 1               Exhibit 4.2 to the 4/1/99 8-K
                     pursuant to the Indenture relating to
                     the 8.75% Senior Subordinated Notes
                     due 2009.

27.1                 Financial Data Schedule                                                                           X