Form 10-K
period 1999-08-31
APPLIED POWER INC
filed 1999-12-06
CIK 6955

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 1999

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
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

                       N22 W23685 Ridgeview Parkway West
                        Waukesha, Wisconsin 53188-1013
           Mailing address: P.O. Box 325, Milwaukee, Wisconsin 53201
                   (Address of principal executive offices)

                                (262) 523-7600
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

         Class A Common Stock,
       $.20 par value per share                New York Stock Exchange
         (Title of each class)             (Name of each exchange on which
                                                     registered)

       Securities registered pursuant to Section 12(g) of the Act: None


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No


   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


   As of November 30, 1999, the aggregate market value of Common Stock held by non-affiliates was approximately $1,218.7 million, and there were 38,984,504 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


   Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 12, 2000 are incorporated by reference into
Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

   This document contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in such forward-looking statements. The words "anticipate," "believe," "expect," "project," "objective" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated in the forward-looking statements include factors described under the caption "Risk Factors That May Affect Future Results" on page 21 of Item 7 of this report.

                                    PART I

Item 1. Business

 General

   Headquartered outside Milwaukee, Wisconsin, Applied Power Inc. (the "Company" or "APW") is a Wisconsin corporation incorporated in 1910. APW is a highly diversified global company organized along the lines of its two business segments: Electronics and Industrial. To meet the needs of its multinational customers and to serve new markets, the Company operates over 145 facilities in 24 countries, providing electronic systems and components, tools, equipment and supply items to a variety of end users and original equipment manufacturers ("OEMs"). Approximately 40% of the Company's fiscal 1999 sales and operating income were derived from operations outside the United States. The Company's customers operate in the computer, semiconductor, telecommunication, datacom, manufacturing, construction, electrical, transportation, recreational vehicle, aerospace, defense and other industries.

   Over the past three years, the Company has essentially reinvented itself. Long a successful manufacturer of tools and industrial products and systems, since 1997 the Company has diversified to become a global leader in the fragmented electronic enclosure systems market. Sales of the Electronics group increased to comprise 60% of the Company's total revenue in fiscal 1999 versus 42% in fiscal 1997. Reflecting this evolution of the Company, in May 1999, APW realigned its business segments and organizational structure into two customer-centered segments. The Electronics segment is the previous Enclosure Products and Systems group plus McLean Thermal Management and Eder Industries. The Industrial segment combines the remaining elements of the former Engineered Solutions group with the Tools and Supplies businesses. Prior period segment information has been restated to reflect the realignment of the business segments.

   In September 1999, the Company announced that it was exploring strategic alternatives relating to the Industrial segment, including a possible sale of the segment. These alternatives with the Industrial group would enable the Company and its shareholders to focus on the strong potential of the Electronics segment. Sale of the Industrial segment is conditional on any potential transaction meeting structural and valuation criteria and would be subject to normal required approvals.

   The Electronics segment supplies electronic enclosures, power supplies, thermal systems, backplanes and cabling either as individual products, or as integrated systems or technical environments, incorporating certain of the Company's product design, supply chain management, manufacturing, assembly and testing capabilities. The Electronics group's products are used in a wide range of telecommunication, computer networking, semiconductor equipment, medical, electronic and manufacturing applications. In addition, APW's Electronics segment provides design, integration and logistic capabilities to its customers. Electronics segment customers include IBM, NCR, EMC, Hewlett Packard, Nortel Networks, Sun, Nokia, Applied Materials, Ericsson, Qualcomm and Lucent.

   The Company's Industrial segment provides a wide array of both standard and custom industrial and electronic tools, products and accessories as well as components and systems using hydraulic actuation and vibration control technologies. Industrial products and systems are sold through a world-wide distribution system into a variety of markets. Channels for the Company's Industrial products include wholesale distributors, catalogs and retail distribution as well as OEM automotive and recreational vehicle ("RV") markets and aerospace and heavy industrial and construction markets.

 Merger and Acquisitions

   Since September 1996, the Company has invested approximately $1.3 billion in mergers and acquisitions, principally focused on acquiring businesses which complement the Company's existing activities, primarily within the Electronics segment, or which expand the Company's geographic presence.

                             Company
   Date                      Acquired   Purchase Price   Primary Location(s)  APW Business Segment
   ----                     ----------  --------------- -------------------- ----------------------
                                        ($ in Millions)
   September 1998.......... Rubicon         $  371      Europe               Electronics
   July 1998............... ZERO               386      United States/Europe Electronics
   June 1998............... Vero               192      Europe               Electronics
   October 1997............ Versa/Tek          141      United States        Industrial
   Various................. Others (15)        217      United States/Europe Electronics/Industrial
                                            ------
      Total................                 $1,307
                                            ======

   During the last three fiscal years, APW has acquired 19 locations with the three largest transactions, Vero Group plc ("Vero"), ZERO Corporation ("ZERO") and Rubicon Group plc ("Rubicon"), focused on increasing the Company's presence in the fast growing electronic enclosure systems market. Combined, these three transactions provided greater access to high growth telecommunications, networking, computer storage and Automated Teller Machine ("ATM") markets. The acquisitions also increased geographic coverage to better support the Company's global customers and broadened the range of Company products which can be integrated into its electronic enclosures by adding thermal management systems, power supplies and backplanes to the Company's product portfolio.

   The Company plans to continue to grow through strategic acquisitions in each of its business segments, with a particular focus on growing the Electronics segment. APW views continued investment in businesses which support the electronics industry, thereby leveraging the Company's electronic enclosure systems capabilities, as a means of participating in the fast growing, high technology computer, networking and telecommunications markets. Electronics industry OEMs are increasingly outsourcing various aspects of their supply chain to specialized manufacturers such as APW. In response to the trend to outsourcing the Company has expanded its electronic enclosure integration services to include components such as thermal management systems, backplanes, power supplies, cables, wire harnesses, and to a lesser extent, printed circuit boards. In addition, the Company provides design, integration and logistic capabilities to its customers. APW believes that it is well placed to benefit from further outsourcing and vendor consolidation within the electronics industries due to the breadth of its product and service offerings and its global capabilities.

   For further information regarding the Company's acquisitions, see Note B-- "Merger, Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements, which is included as part of Item 8 of Part II of this report and is incorporated herein by reference.

   Financial information by segment and geographic area, as well as information related to export sales, is included in Note L--"Business Segment, Geographic and Customer Information" in Notes to Consolidated Financial Statements.

 Description of Business Segments

ELECTRONICS

   A global leader in the fragmented electronic enclosure systems market, APW's Electronics segment primarily manufactures electronic enclosure products and systems sold to a variety of end users and OEMs in the networking, telecommunication, computing and electronics industries. Electronic enclosures are steel, aluminum or plastic cabinets that organize and configure individual electronic components and house, protect and insulate the entire electronics system. Electronics group product offerings include enclosure products such as cases, racks, backplanes, thermal management systems, power supplies and cabling as well as furniture for technical environments. APW applies its broad design, engineering, supply chain management, manufacturing and assembly expertise to integrate these products into customized, cost effective solutions for its customers worldwide. Examples of Electronics' products and systems include: weatherproof aluminum outdoor enclosures, incorporating the Company's thermal management and power supply products; a steel computer data storage enclosure that incorporates APW's power supplies, internal mechanical racks and thermal management systems plus the cabling and wiring necessary to integrate APW and customer supplied components into the final enclosure.

   The Electronics segment's products are sold under the APW brand name and under the APW--McLean, APW--Wright Line and ZERO Halliburton names in the case of thermal management, technical furniture and cases products, respectively.

   The Electronics segment's products are primarily sold direct, with specific standard products going through distribution in selected markets. Electronics group sales and manufacturing locations are mainly in Europe and North America. The Electronics segment's customers include IBM, NCR, EMC, Hewlett Packard, Nortel Networks, Sun, Nokia, Applied Materials, Ericsson, Qualcomm and Lucent.

INDUSTRIAL

   The Company's Industrial segment encompasses a broad range of niche consumer and industrial manufacturing and distribution operations. The segment's goal is to be the industry leader within each of these individual product niches.

   Certain businesses within the Industrial group possess particular technical competencies, focused on hydraulic, electromechanical, rubber/elastomer molding, magnetic and electronic control techniques. The technology based businesses provide customized solutions to OEM customers in the truck, aerospace, automotive, RV and other general industrial markets, primarily in North America and Europe. Brand names that the Industrial group's technology products trade under include: Barry Controls, Power Gear, Power Packer, Vlier, Milwaukee Cylinder and Mox-Med. Most of the technology based products sales are diversified by customer and end user industry and are primarily sold through direct sales persons, with sales representatives and distributors used in certain situations. As an OEM supplier, the Industrial group operates as a just-in-time supplier and maintains numerous quality certifications including ISO 9001 and ISO 9000. The Industrial segment also provides a wide array of electrical and industrial tools and supplies to wholesale distributors, catalogs and retail distribution channels. The group has particular expertise in hydraulic design and plastic injection molding techniques. The Industrial segment provides over 10,000 stock keeping units ("SKUs"), most of which are designed and manufactured by the Company in North America. The Industrial group maintains a sophisticated sourcing operation to supply additional products to supplement its own products and meet its customers' needs. Principal brand names used by the Company's retail oriented Industrial companies include Enerpac, GB Gardner Bender, Ancor, Calterm and Del City. End user markets targeted include general industrial, construction, retail marine, retail automotive, do-it-yourself and production automation. To provide its customers with the service levels required, the Industrial segment maintains a sophisticated warehouse and physical distribution capability in North America, Europe and Asia. Certain products are sold on an OEM basis.

 Competition

   The Company competes on the basis of product design, quality, availability, performance, customer service and price. The Company believes that its technical skills, global presence, shared technology base, close working relationships with customers as well as patent protection bolster its competitive position.

   The Company's businesses face competition to varying degrees in each of their markets. In general, each product line competes with a small group of different competitors. No one company competes directly with the Company across all of its businesses. The Company believes that it is the global leader in the fragmented electronic enclosures market.

 Research and Development

   The Company maintains engineering staffs at several locations that design new products and make improvements to existing product lines. Expenditures for research and development were $13.1 million, $13.9 million and $10.4 million in fiscal years 1999, 1998 and 1997, respectively, the majority of which was expended in the Industrial segment. Substantially all research, development and product improvement expenditures are Company funded.

 Patents and Trademarks

   The Company owns numerous United States and foreign patents and trademarks. No such individual patent or trademark (or group thereof) is believed to be of sufficient importance that its termination would have a material adverse effect on the Company's businesses.

 Manufacturing, Materials and Suppliers

   The majority of the Company's manufacturing operations include the assembly of parts and components which have been purchased by the Company from a number of suppliers. In the absence of unusual circumstances, substantially all such parts and components are normally available from a number of local and national suppliers.

 Order Backlogs and Seasonality

   At August 31, 1999, the Company had an order backlog of approximately $318.6 million, compared to approximately $251.9 million at August 31, 1998. Substantially all orders are expected to be completed prior to the end of fiscal 2000. The Company's sales are subject to minor seasonal fluctuations, with second fiscal quarter sales traditionally being the lowest of the year.

 Employee Relations

   As of August 31, 1999, the Company employed approximately 11,200 people on a full-time equivalent basis, of which approximately 80 were represented by a collective bargaining agreement. The Company enjoys good relationships with its employees.

 Environmental Compliance

   The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Compliance with these laws has and will require expenditures on a continuing basis. The
Company has been identified by the United States Environmental Protection Agency as a "Potentially Responsible Party" regarding various multi-party Superfund sites. Based on its investigations, the Company believes it is a de minimis participant in each case, and that any liability which may be incurred as a result of its involvement with such Superfund sites, taken together with its expenditures for environmental compliance, will not have a material adverse effect on its financial position. Environmental costs are expensed or capitalized depending on their future economic benefits. Expenditures that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental expenditures over the last three years have not been material. Although the level of future expenditures for environmental remediation is impossible to determine with any degree of certainty, it is management's opinion that such costs are not presently expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. Environmental remediation accruals of $3.1 million and $4.0 million were included in the Consolidated Balance Sheet at August 31 , 1999 and 1998, respectively. For further information, refer to Note M--"Contingencies and Litigation" in Notes to Consolidated Financial Statements.

Item 2. Properties

   The following table summarizes the principal manufacturing, warehouse and office facilities owned or leased by the Company:

      Location and Business                         Size (sq. feet) Owned/Leased
      ---------------------                         --------------- ------------

      ELECTRONICS
      -----------
        Anaheim, California........................     360,000     Leased
        Monson, Massachusetts......................     320,000     Owned
        North Salt Lake, Utah......................     292,000     Owned
        Worcester, Massachusetts...................     240,000     Leased
        San Jose, California.......................     190,000     Leased
        Eastleigh, England.........................     186,000     Leased
        Champlin, Minnesota........................     184,000     Owned
        Santa Clarita, California..................     171,000     Leased
        Middlesex, England.........................     165,000     Leased
        Hudson, New Hampshire......................     152,000     Leased
        Monon, Indiana.............................     150,000     Owned
        Garland, Texas.............................     150,000     Leased
        Robbinsville, New Jersey...................     133,000     Owned
        Poway, California..........................     127,000     Leased
        Tallaght Dublin, Ireland...................     120,000     Leased
        Pacoima, California........................     113,000     Leased
        Dundee, Scotland...........................     111,000     Leased
        Hamilton, Scotland.........................     110,000     Owned
        Sheffield, England.........................     107,000     Owned
        Beith, Scotland............................      97,000     Owned/Leased
        Southampton, England.......................      95,000     Leased
        Grass Valley, California...................      92,000     Leased
        Bremen, Germany............................      91,000     Owned/Leased
        Wandsworth London, England.................      87,000     Leased
        Wallingford, Connecticut...................      76,000     Leased
        Oak Creek, Wisconsin.......................      75,000     Leased
        Radford, Virginia..........................      68,000     Owned
        Milton Ontario, Canada.....................      65,000     Leased
        Aarup, Denmark.............................      63,000     Owned
        Galway, Ireland............................      62,000     Owned/Leased
        West Boylston, Massachusetts...............      61,000     Owned
        Portsmouth, New Hampshire..................      55,000     Leased
        Beith, Scotland............................      55,000     Leased
        Austin, Texas..............................      51,000     Leased
        Garden Grove, California...................      47,000     Leased
        Cork, Ireland..............................      47,000     Owned/Leased
        Camarillo, California......................      36,000     Leased
        Irvine, California.........................      35,000     Leased
        Beauvais, France...........................      32,000     Owned
        Smethwick West Midlands, England...........      29,000     Leased
        Hudson, New Hampshire......................      26,000     Owned
        Cedex, France..............................      18,000     Leased
        Berkhamsted, England.......................      17,000     Leased

      Location and Business                         Size (sq. feet) Owned/Leased
      ---------------------                         --------------- ------------

      INDUSTRIAL
      ----------
        Glendale, Wisconsin........................     313,000     Owned/Leased
        Troyes, France.............................     185,000     Leased
        Brighton, Massachusetts....................     144,000     Leased
        Columbus, Wisconsin........................     130,000     Leased
        Burbank, California........................     126,000     Leased
        Oldenzaal, Netherlands.....................     126,000     Owned/Leased
        Birmingham, England........................     120,000     Owned
        Rancho Dominguez, California...............     110,000     Leased
        Veenendaal, Netherlands....................      97,000     Leased
        Mobile, Alabama............................      75,000     Leased
        Pachuca, Mexico............................      73,000     Leased
        Cudahy, Wisconsin..........................      73,000     Owned
        San Diego, California......................      69,000     Leased
        Hartford, Connecticut......................      65,000     Owned
        Oklahoma City, Oklahoma....................      56,000     Leased
        Portage, Wisconsin.........................      56,000     Owned
        Reno, Nevada...............................      55,000     Owned
        Tecate, Mexico.............................      54,000     Leased
        Westfield, Wisconsin.......................      48,000     Owned
        Tokyo, Japan...............................      39,000     Leased
        Hersham, England...........................      39,000     Leased
        Charlotte, North Carolina..................      36,000     Leased
        Tijuana, Mexico............................      35,000     Leased
        Matthews, North Carolina...................      33,000     Owned
        Beaver Dam, Wisconsin......................      31,000     Owned
        Akhisar, Turkey............................      25,000     Owned
        Alexandria, Minnesota......................      25,000     Owned
        Birmingham, England........................      25,000     Leased
        Burlington, Kentucky.......................      23,000     Leased
        Middlesex, England.........................      21,000     Leased
        Cotati, California.........................      20,000     Leased
        Taipei, Taiwan.............................      19,000     Leased
        Mississauga, Ontario, Canada...............      18,000     Leased
        Corsico, Italy.............................      18,000     Owned
        Lancaster, Pennsylvania....................      16,000     Leased
        Dusseldorf, Germany........................      15,000     Leased
        Singapore, Singapore.......................      15,000     Leased
        Butler, Wisconsin..........................      68,000     Leased

      CORPORATE
      ---------
        Waukesha, Wisconsin........................      18,000     Leased

   In addition to these properties, the Company utilizes a number of smaller facilities in Australia, Brazil, the Peoples Republic of China, Denmark, Finland, France, Germany, Hong Kong, India, Japan, South Korea, Spain, Sweden, the United Kingdom and the United States.

   The Company's strategy is to lease properties when possible and economically advantageous. Leases for the majority of the Company's facilities include renewal options. For additional information, see Note H--"Leases" in Notes to Consolidated Financial Statements. The Company believes its current properties are well maintained and in general are adequately sized to house existing operations.

Item 3. Legal Proceedings

   The Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor and patent claims. (For further information related to environmental claims, refer to the section titled "Environmental Compliance" in Item 1). The Company has recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and such loss can be reasonably estimated. In the opinion of management, the resolution of these contingencies is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows. For further information, refer to Note M--"Contingencies and Litigation" in the Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Executive Officers of the Registrant

   The names, ages and positions of all of the executive officers of the Company are listed below.

      Name                     Age Position
      ----                     --- --------
      Richard G. Sim..........  55 Chairman, President and Chief Executive Officer;
                                   Director
      William J. Albrecht.....  48 Senior Vice President--Electronics
      Gustav H.P. Boel........  55 Senior Vice President--Industrial
      Robert C. Arzbaecher....  39 Senior Vice President and Chief Financial Officer
      Anthony W. Asmuth III...  57 Secretary

   Richard G. Sim was elected President and Chief Operating Officer in 1985, Chief Executive Officer in 1986 and Chairman of the Board in 1988. From 1982 through 1985, Mr. Sim was a General Manager in the General Electric Medical Systems Business Group. He is also a director of IPSCO Inc. and Oshkosh Truck Corporation.

   William J. Albrecht was named Senior Vice President of the Electronics business segment in May 1999. Prior to that he was Senior Vice President of the Company's Engineered Solutions group from 1994. Prior to that, he served as Vice President and President of Power-Packer and APITECH from 1991. He joined the Company in 1989 as Director of Marketing of the APITECH Division in the United States and became General Manager shortly thereafter. Prior to joining the Company, Mr. Albrecht was Director of National Accounts and Industrial Power Systems at Generac Corp. from 1987 to 1989.

   Gustav H.P. Boel was appointed Senior Vice President of the Industrial business segment in May 1999. Previously, he served as a Vice President of the Company with responsibilities for Tools and Supplies since 1998. Prior to that, Mr. Boel was President of Enerpac from 1995. From 1991 to 1995, he managed the Company's Engineered Solutions business in Europe. From 1990 to 1991, Mr. Boel was Technical Director for Groeneveld, located in the Netherlands. Prior to 1990, Mr. Boel worked in Europe in various positions in the industrial tool business.

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

   Anthony W. Asmuth III is a partner in the law firm of Quarles & Brady LLP, Milwaukee, Wisconsin, having joined that firm in 1989. Quarles & Brady LLP performs legal services for the Company and certain of its subsidiaries. Prior to joining Quarles & Brady LLP, he was a shareholder of the law firm of Whyte Hirschboeck Dudek S.C. Mr. Asmuth had previously served as Secretary of the Company from 1986 to 1993. He was re-elected Secretary in 1994.

   Each officer is appointed by the Board of Directors and holds office until he resigns, dies, is removed or a different person is appointed to the office. The Board of Directors generally appoints officers at its meeting following the Annual Meeting of Shareholders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's common stock is traded on the New York Stock Exchange under the symbol APW. At November 30, 1999, the approximate number of record shareholders of common stock was 4,260. The high and low sales prices of the common stock by quarter for each of the past two years were as follows:

      FISCAL YEAR                 PERIOD                    HIGH              LOW
      -----------                 ------                    ----              ---
      1999              June 1 to August 31                $32 1/2         $23 13/16
                        March 1 to May 31                   35 3/8          21 3/8
                        December 1 to February 28           38 7/8          23 3/8
                        September 1 to November 30          37 3/4          20 3/8

      1998              June 1 to August 31                $38             $24 3/4
                        March 1 to May 31                   40              33 1/2
                        December 1 to February 28           35 3/4          34 11/16
                        September 1 to November 30          34 1/4          29 1/2

   Quarterly dividends of $0.015 per share were declared and paid by the Company for each of the quarters above.

Item 6. Selected Financial Data

   The following table sets forth selected consolidated financial information of the Company for the five fiscal years in the period ended August 31, 1999. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included herein. The selected financial data reflect the combined results of operations and financial position of Applied Power Inc. and ZERO Corporation restated for all periods presented pursuant to the pooling of interests method of accounting and includes the results of other acquired companies from their respective effective dates of acquisition in accordance with the purchase method of accounting. See Notes A--"Summary of Significant Accounting Policies" and B-- "Merger, Acquisitions and Divestitures" in Notes to Consolidated Financial Statements.

                                     For the years ended August 31,
                                --------------------------------------------------
                                  1999      1998(1)        1997(1) 1996(1) 1995(1)
                                --------    --------       ------- ------- -------
                                 (In Millions, except per share amounts)
      Net Sales...............  $1,751.0    $1,230.7       $897.8  $777.5  $706.8
      Gross Profit............     544.4       395.0(4)     327.2   290.4   263.0
      Operating Expenses......     325.1(2)    303.3(3)(4)  217.5   201.3   188.0
      Amortization Expense....      29.6        20.4(4)       8.0     5.1     4.3
      Operating Profit........     189.7(2)     71.3(3)(4)  101.7    84.0    70.7
      Net Financing Costs.....      63.9        28.5         16.2     7.9     9.3
      Net Earnings............      79.4(2)     26.7(3)(4)   57.9    50.7    39.8(7)
      Diluted Net Earnings Per
       Share(5)...............  $   1.98(2) $   0.66(3)(4) $ 1.47  $ 1.22  $ 0.97(7)
      Dividends Per Common
       Share..................                   See (6) below

                                               August 31,
                                --------------------------------------------------
                                  1999        1998          1997    1996    1995
                                --------    --------       ------- ------- -------
      Total Assets............  $1,624.8    $1,174.7       $649.5  $547.1  $504.5
      Long-term Debt..........  $  808.4    $  512.6       $153.2  $128.1  $ 74.2
      Shareholders' Equity....  $  417.8    $  341.9       $305.4  $253.3  $277.3
      Actual Shares
       Outstanding............      39.0        38.6         38.0    37.6    40.4

--------
(1) Prior to the merger of APW and ZERO Corporation ("ZERO"), ZERO had a March 31 fiscal year end. The historical results have been combined using an August 31 year end for ZERO for the year ended August 31, 1998. For all prior periods, the results of operations and financial position reflect the combination of ZERO with a March 31 fiscal year end and the Company with an August 31 fiscal year end. Net sales and net income for ZERO for the period April 1, 1997 through August 31, 1997 (which results are not included in the historical combined results) were $107.2 million and $7.9 million, respectively.
(2) Net Earnings in fiscal 1999 include a one-time loss resulting from a contract termination of $7.8 million pre-tax, $4.7 million after tax, or $0.12 per diluted share.
(3) Net Earnings in fiscal 1998 include a net gain of approximately $4.6 million after tax, $0.11 per diluted share, for special items recognized by ZERO.
(4) Net Earnings in fiscal 1998 include charges related to merger, restructuring and other non-recurring costs of $52.6 million after tax, or $1.31 per share on a diluted basis. See Note F--"Merger, Restructuring and Other Non-recurring Items" in Notes to Consolidated Financial Statements.
(5) Per share amounts for all periods presented have been restated to give effect to the ZERO merger and a two-for-one stock split effected in the form of a 100 percent stock dividend distributed to the Company's shareholders of record as of January 22, 1998. To effect the stock split, a total of 13.9 million shares of the Company's common stock were issued on February 3, 1998.
(6) Prior to the merger, ZERO declared quarterly dividends of $0.03 per share in its fiscal years ended March 31, 1998 and 1997, $0.11 per share in fiscal 1996 and the fourth quarter of fiscal 1995 and $0.10 per share in the first three quarters of fiscal 1995 and each quarter of fiscal 1994. The Company declared quarterly dividends of $0.015 per share (as adjusted for the stock split) in its fiscal years ended August 31, 1999, 1998, 1997, 1996 and 1995.
(7) Net Earnings and Net Earnings per Diluted Share in fiscal 1995 exclude an extraordinary loss of $4.9 million, or $0.12 per diluted share, related to the early extinguishment of debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this report.

   Over the past three year's, the Company has essentially reinvented itself. Long a successful manufacturer of tools and industrial products and systems, since 1997 the Company has diversified to become a global leader in the fragmented electronic enclosure systems market. Sales of the Electronics group increased to comprise 60% of the Company's total revenue in fiscal 1999 versus 42% in fiscal 1997. Reflecting this evolution of the Company, in May 1999, APW realigned its business segments and organizational structure into two customer-centered segments. The Electronics segment is the previous Enclosure Products and Systems group plus McLean Thermal Management and Eder Industries. The Industrial segment combines the remaining elements of the former Engineered Solutions group with the Tools and Supplies businesses. Prior period segment information has been restated to reflect the realignment of the business segments.

   In September 1999, the Company announced that it was exploring strategic alternatives relating to the Industrial segment, including a possible sale of the segment. These alternatives with the Industrial group would enable the Company and its shareholders to focus on the strong potential of the Electronics segment. Sale of the Industrial segment is conditional on any potential transaction meeting structural and valuation criteria and would be subject to normal required approvals.

Results of Operations

                                                                                                Percentage of Net
                                                   Years Ended August 31,                           Sales
                                          -----------------------------------------      ------------------------------
                                           1999(1)          1998(2)           1997       1999         1998         1997
                                          --------         --------          ------      -----        -----        -----
                                                         ($ Millions)
Net Sales..............................    $1,751.0          $1,230.7          $897.8       100.0%       100.0%       100.0%
Gross Profit...........................       544.4             420.8           327.2        31.1         34.2         36.4
Operating Expenses.....................       317.3             260.2           217.5        18.1         21.1         24.2
Amortization of Intangible Assets......        29.6              15.3             8.0         1.7          1.2          0.9
Operating Earnings.....................       197.5             145.3           101.7        11.3         11.9         11.3
Net Financing Costs and Other
  Expense..............................        62.9              25.5            12.5         3.6          2.1          1.4
Earnings Before Income Tax Expense.....       134.6             119.8            89.2         7.7          9.8          9.9
Income Tax Expense.....................        50.5              45.1            31.3         2.9          3.7          3.5
Net Earnings...........................    $   84.1          $   74.7          $ 57.9         4.8%         6.1%         6.4%

--------
(1) Operating results in fiscal 1999 exclude a one-time loss resulting from a contract termination of $7.8 million pre-tax, $4.7 million after tax, or $0.12 per diluted share.
(2) Operating results in fiscal 1998 exclude charges related to merger, restructuring and other non-recurring costs of $69.4 million before tax, $52.6 million net of applicable income tax, or $1.31 per share on a diluted basis. See Note F--"Merger, Restructuring and Other Non-recurring Items" in Notes to Consolidated Financial Statements. Fiscal 1998 results also exclude a net gain of approximately $4.6 million after tax, or $0.11 per diluted share, for special items recognized by ZERO.

 Business Combinations

   In the fiscal 1999 fourth quarter, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Innovative Metal Fabrication, Inc. ("Innovative"). Innovative designs and manufactures technical environments used in electronic assembly operations, as well as electronic gaming enclosures, in two sites in Grass Valley, CA and Austin, TX employing 90 people. In May 1999, the Company also acquired certain assets of Connector Technology, Inc. ("CTI") of Anaheim, CA. CTI, which manufactures custom backplanes, was integrated with APW's Electronic Solutions business unit. Both Innovative and CTI are included in the Electronics segment. Also in the fourth quarter, a wholly-owned subsidiary of APW purchased for the Industrial segment, shares of Ergun Kriko San Ticaret ("Ergun"), an Akhisar, Turkey based company specializing in the manufacture of hydraulic cab-tilting systems and hydraulic bottle jacks for the Turkish truck market. The total purchase price of the combined Innovative, CTI and Ergun acquisitions totaled approximately $17.0 million, including fees and expenses.

   On September 29, 1998, the Company, through its wholly-owned subsidiary, APW Enclosure Systems Limited, accepted for payment all shares of Rubicon Group plc ("Rubicon") common stock which had been tendered pursuant to the APW Enclosure Systems Limited tender offer for all outstanding shares of common stock at 2.35 pounds sterling per share and all outstanding shares of cumulative preferred stock at 0.50 pounds sterling per share, which constituted control, which resulted in the acquisition of the remaining outstanding common shares. Rubicon is a leading provider of electronic manufacturing services and engineered magnetic solutions to major OEMs in the information technology and telecommunication industries. Consideration for the transaction totaled approximately $371.5 million, including related fees and expenses. APW Enclosure Systems Limited obtained all of the funds it expended from the Company. To provide the necessary funds, the Company and Enerpac B.V., a Netherlands subsidiary of the Company, as Borrowers, entered into a Multicurrency Credit Agreement, dated as of October 14, 1998, providing for an $850.0 million, five-year revolving credit facility (the "New Facility"). In conjunction with the closing of the New Facility, the Company terminated its prior $700.0 million , five-year revolving credit facility (the "Facility"), and used certain funds received under the New Facility to repay borrowings under the Facility.

   On July 31, 1998, the Company completed its merger with ZERO Corporation ("ZERO"), a leading supplier of electrical and electronic system enclosure products and thermal management products. The merger has been accounted for as a pooling of interests. The Company issued approximately 10.6 million shares of its common stock in exchange for all outstanding common stock of ZERO Corporation and assumed outstanding options to purchase ZERO common stock that were converted into options to purchase approximately 0.6 million shares of the Company's common stock pursuant to the terms of the merger.

   All financial data of Applied Power Inc. and its subsidiaries (the "Company" or "APW") presented in this Form 10-K have been restated to include the historical financial information of ZERO Corporation in accordance with generally accepted accounting principles and pursuant to Regulation S-X. Prior to the merger, ZERO had a March 31 fiscal year end. The historical results have been combined using an August 31 year end for ZERO for the year ended August 31, 1998. For all years preceding the merger, the results of operations and financial position reflect the combination of ZERO with a March 31 fiscal year end and the Company with an August 31 fiscal year end. Net sales and net income for ZERO for the period April 1, 1997 through August 31, 1997 (which results are not included in the historical combined results) were $107.2 million and $7.9 million, respectively.

 Reclassifications

   Certain prior year amounts have been reclassified to conform to the fiscal 1999 presentation, including, but not limited to, the reclassification of previously reported segment data into the newly formed Industrial and Electronics business segments.

 Net Sales

   Net sales increased 42% during fiscal 1999 to $1,751 million from $1,231 million in fiscal 1998. In aggregate, acquired businesses contributed $464.0 million in sales growth in fiscal 1999. Fiscal 1998 net sales increased 37% over fiscal 1997. Acquisitions contributed approximately $256.0 million of the fiscal 1998 sales increase. Price changes have not had a significant impact on the comparability of net sales during the last three years.

                                                        Percentage Change
                                        Sales            from Prior Year
                               ------------------------ ---------------------
      Segment Sales              1999     1998    1997  1999    1998    1997
      -------------            -------- -------- ------ -----   -----   -----
                                     ($ Millions)
      Electronics............. $1,055.3 $  593.2 $375.3    78%     58%     43%
      Industrial..............    695.7    637.5  522.5     9      22       2
                               -------- -------- ------ -----   -----   -----
        Total................. $1,751.0 $1,230.7 $897.8    42%     37%     15%
                               ======== ======== ====== =====   =====   =====

   Electronics' fiscal 1999 sales increased $462.1 million, or 78%, over fiscal 1998. The acquisition of Rubicon, and Innovative in fiscal 1999 and inclusion of a full year sales of the Vero, AA Manufacturing, PMP, PTI, Premier and Brown locations acquired in fiscal 1998 contributed $427.8 million in sales to the Electronics segment in fiscal 1999. Exclusive of acquisitions and the adverse impact of the strong dollar on reported sales, Electronics' sales increased 7% in fiscal 1999. Fiscal 1999 Electronics sales growth resulted from the continued expansion of the size, territory and content of the segment's enclosure product lines, partially offset by lower thermal management product sales as these lines were refocused on the higher growth telecommunications market. Fiscal 1998 sales in the Electronics group, excluding acquisitions and net of the negative impact of the stronger US Dollar, grew 18% primarily as a result of the continued expansion of end user electronics markets in the US and Europe.

   Industrial sales increased 9% in fiscal 1999 and increased 4% absent the effect of currency translation and acquired businesses. Strong growth in the sale of recreational vehicle slide-outs and leveling systems in North America and of automotive convertible top and truck lines in Europe contributed to the sales gain but were partially offset by Asia related weakness at Enerpac. Fiscal 1998 Industrial sales grew 22%, as acquisitions, notably the November 1997 Versa/Tek acquisition, contributed $104.8 million of the sales growth. Excluding the impact of acquisitions and of foreign exchange, fiscal 1998 Industrial group sales increased 7%, due primarily to strength in the European truck and automotive product sales. The Industrial segment's fiscal 2000 sales comparisons will be affected by the anticipated first quarter fiscal 2000 sale of two product lines, Rubicon Magnets and ZERO's Samuel Groves kitchenware product line, which had combined fiscal 1999 sales approximating $30 million, but minimal operating profit contribution.

                                                                    Percentage
                                                                   Change from
                                                  Sales             Prior Year
                                         ------------------------ ----------------
      Geographic Sales                     1999     1998    1997  1999  1998  1997
      ----------------                   -------- -------- ------ ----  ----  ----
                                               ($ Millions)
      North America..................... $1,044.1 $  895.3 $653.3  17%   37%   20%
      Europe............................    664.2    284.2  181.0 134    57     9
      Japan and Asia Pacific............     31.5     37.6   52.0 (16)  (28)   (8)
      Latin America.....................     11.2     13.6   11.5 (17)   18    16
                                         -------- -------- ------ ---   ---   ---
        Total........................... $1,751.0 $1,230.7 $897.8  42%   37%   15%
                                         ======== ======== ====== ===   ===   ===

   The Company does business in many different geographic regions and is subject to various and diverse economic conditions. Fiscal 1999 North American sales grew 17% due primarily to acquisitions made in the prior fiscal year and internal growth of 6%. An improved economic environment in North America and the effect of acquisitions combined to increase fiscal 1998 North American sales 37% over 1997.

   European sales volume in fiscal 1999 more than doubled due primarily to the September 1998 acquisition of Rubicon and a full year of sales for the VERO businesses acquired in fiscal 1998, both of which are concentrated in the U.K. and continental Europe. European sales grew 57% in fiscal 1998 compared to 1997. The combination of the VERO acquisition, which contributed $53.9 million, along with strong internal growth accounted for fiscal 1998 growth. Sales in Japan and Asia Pacific declined 16% and 28% in fiscal 1999 and 1998, respectively, due primarily to the general economic malaise in this region. In 1997, sales decreased 8% in Japan and Asia Pacific, 6% of which was attributable to foreign currency fluctuations. The remaining decrease was caused by weakening economic conditions. Sales in Latin America decreased 17% in fiscal 1999, attributable to the weakening economic climate in this region during the year. Sales growth generated in Latin America during 1998 and 1997 was the result of geographic expansion in this region. As the Company's recent acquisition strategy has focused on North America and Europe, sales from Japan, Asia Pacific and Latin America are expected to become a smaller percentage of the Company's future total sales.

 Gross Profit

   Gross profit increased 29% in fiscal 1999 to $544.4 million compared to $420.8 million, exclusive of one-time charges, in fiscal 1998. In fiscal year 1998, gross profit increased 29% also from $327.2 million in fiscal year 1997. The increases in gross profit dollars were primarily a result of the above discussed increases in sales volume. The Company's gross profit as a percentage of sales has declined over the last two years, primarily reflecting an increased proportion of lower margin electronic enclosure and integration revenue in the sales mix, partially offset by the success of cost reduction and productivity enhancing measures in the Industrial group. Fiscal 1998 gross profit included one-time charges of $25.8 million related to the decision to discontinue certain product lines and stock keeping units ("SKU's"), primarily in the Industrial segment, and, to a lesser extent, charges within the Electronics group to conform ZERO inventory valuation methods to the Company's.

      Gross Profit Percentages By Segment                    1999  1998(1) 1997
      -----------------------------------                    ----  ----    ----
      Electronics........................................... 27.6% 34.2%   39.1%
      Industrial............................................ 36.4  34.2    34.6
                                                             ----  ----    ----
        Total............................................... 31.1% 34.2%   36.4%
                                                             ====  ====    ====

--------
(1) Fiscal 1998 gross profit percentages exclude one-time charges of $25.8 million. Inclusive of such charges, fiscal 1998 gross profit as a percent of sales were 32.9%, 31.3% and 32.1% for the Electronics segment, Industrial segment and total Company, respectively.

   Electronics' gross profit as a percentage of sales has declined in each of the last two years, reflecting the group's aggressive move from primarily technical environments into lower-margin electronic enclosures via acquisitions in 1998 and 1997 and the acquisition of the Rubicon electronic integration business in early fiscal 1999. The Company believes that the electronic enclosure and integration markets offer the Company significant growth opportunities albeit at a lower gross margin, partially offset by lower selling, administrative and engineering expenses relative to sales, than the group's historic average. The Industrial group's gross profit relative to sales increased to 36.4% in fiscal 1999 from 34.2% in fiscal 1998 as a result of increased emphasis on more profitable product lines and cost control and manufacturing productivity initiatives. The slight decline in Industrial gross profit as a percentage of sales in fiscal 1998 as compared to fiscal 1997 resulted primarily from a higher proportion of sales to lower-margin OEM customers.

 Engineering, Selling and Administrative Expenses ("SAE")

      SAE as a percent of sales                            1999(1) 1998(2) 1997
      -------------------------                            ------  ----    ----
      Electronics.........................................  17.1%  19.2%   20.7%
      Industrial..........................................  18.0%  20.2%   23.9%
                                                            ----   ----    ----
        Total (including Corporate SAE)...................  18.1%  21.1%   24.2%
                                                            ====   ====    ====

--------
(1) SAE as a percent of sales in fiscal 1999 exclude a one-time loss resulting from a contract termination of $7.8 million. Inclusive of the contract termination charge, fiscal 1999 SAE as a percent of sales were 19.1% and 18.6% for the Industrial segment and total Company, respectively.
(2) Fiscal 1998 SAE percentages exclude one-time charges of $38.5 million. Inclusive of such charges, fiscal 1998 SAE as a percent of sales were 20.9%, 22.2% and 24.3% for the Electronics segment, Industrial segment and total Company, respectively.

   Fiscal 1999 SAE of $325.1 million increased $64.9 million, or 25%, over the prior year, exclusive of prior year one-time charges. Fiscal 1999 SAE included a one-time, pretax contract termination charge of $7.8 million. As a percentage of sales, SAE exclusive of one-time charges declined to 18.1% in fiscal 1999 from 21.1% and 24.2% in fiscal years 1998 and 1997, respectively. The fiscal 1999 and 1998 declines in SAE expense as a percent of sales were due primarily to acquisitions of electronic enclosure and electronic integration businesses, which have a lower ratio of SAE to sales, combined with cost reduction initiatives, primarily within the Industrial segment. It is the Company's goal to continually identify ways to be more cost efficient, allowing the Company to reduce operating costs as a percent of sales. In addition to variable selling expenses, SAE has increased as a result of acquisitions, product development programs and expenditures to support expansion of the Electronics group and geographic expansion into emerging markets.

   Fiscal 1998 SAE included $38.5 million relating to a number of initiatives, including: the ZERO merger and headquarters closing; rationalization of the Company's Electronics segment's manufacturing facilities and infrastructure; and the consolidation of certain support functions in the Industrial segment. The Company's fiscal 1998 restructuring initiatives are further described below in this Management Discussion and Analysis portion of this Form 10-K.

 Amortization of Intangible Assets

                                              Amortization    Percentage Change
                                                Expense        from Prior Year
                                           ------------------ ------------------
                                           1999  1998(1) 1997 1999  1998(1) 1997
                                           ----- ------- ---- ----  ------- ----
                                              ($ Millions)
      Electronics......................... $20.9  $ 7.8  $3.0 168%    160%  203%
      Industrial..........................   8.7    7.5   5.0  16      50    20
                                           -----  -----  ---- ---     ---   ---
        Total............................. $29.6  $15.3  $8.0  93%     91%   56%
                                           =====  =====  ==== ===     ===   ===

--------
(1) Fiscal 1998 amortization expense in the Industrial segment excludes one-time charges of $5.1 million relating to the write-down of goodwill at locations in Germany and Mexico in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Inclusive of such charges, fiscal 1998 amortization expense was $12.6 million and $20.4 million in the Industrial segment and total Company, respectively.

   The fiscal 1999 increase in amortization expense was primarily a result of the Electronics segment's acquisition of Rubicon in September 1998 and a full year of amortization expense for acquisitions completed during fiscal 1998. The fiscal 1998 increase in amortization expense resulted from the acquisition of VERO, Brown Manufacturing Company, Premier Industries, Product Technology, Inc., AA Manufacturing, Inc. and Performance Manufactured Products, Inc. in the Electronics segment and of Versa Technologies, Nylo-Flex Manufacturing Company, Del City Wire Co., Inc. and Ancor Products, Inc. in the Industrial segment during the 1998 fiscal year, combined with a full year of amortization expense on Hormann Security Systems Limited and C Fab Group Limited which were acquired by the Electronics segment during fiscal 1997. The Company expects that amortization expense, exclusive of the effect of future acquisitions, will approximate $31 million in fiscal 2000.

 Merger, Restructuring and Other Non-recurring Items

   In the fourth quarter of fiscal 1998, the Company recorded restructuring and other one-time charges of $52.6 million, or $1.31 per diluted share, after-tax. The pre-tax charges of $69.4 million related to costs associated with the ZERO merger, various plant consolidations principally associated with the Electronics businesses, and other cost reductions and product rationalization efforts of the Company. The pre-tax charges of $69.4 million included $13.6 million for severance payments for a reduction of approximately 400 employees, of which a negligible amount was paid in fiscal 1998, and $9.3 million in ZERO merger costs. With the exception of approximately $5 million in reserves relating primarily to long-term lease commitments and other contractual obligations, no accrued restructuring reserves remained at August 31, 1999. The following table summarizes the manner in which merger, restructuring and other non-recurring items were recorded in the Company's fiscal 1998 income statement.

                                            Year Ended August 31, 1998
                                   ---------------------------------------------
   Merger, Restructuring & Other
   Non-recurring Items             Electronics Industrial Corporate Consolidated
   -----------------------------   ----------- ---------- --------- ------------
                                                   ($ Millions)
   Cost of products sold........      $ 8.3      $17.5      $ --       $25.8
   Engineering, selling and
    administrative expense......        0.7        5.7        2.6        9.0
   Amortization of intangible
    assets......................        --         5.1        --         5.1
   Restructuring charges........        8.7        7.7        3.8       20.2
   Merger related expenses......        --         --         9.3        9.3
                                      -----      -----      -----      -----
     Operating Earnings.........      $17.7      $36.0      $15.7      $69.4
                                      =====      =====      =====      =====

   With respect to rationalization of the Electronics segment, it is the Company's strategy to become the premier, global electronic enclosure manufacturer. In line with that strategy, the Company completed eleven electronic enclosure acquisitions in fiscal 1998 and 1997, operating 34 facilities in 11 countries at August 31, 1998. As a result of the Company's rapid expansion into the electronic enclosure business, there were significant rationalization and integration opportunities within and between the acquired businesses. In late fiscal 1998, the Company formalized a plan to eliminate redundancies and streamline operations within these acquired businesses. These rationalization efforts include consolidating three facilities into one in the northeastern United States, the consolidation of production of several product lines between facilities, standardization of design and development functions, and other organizational realignments. As a result of this plan, the Company recorded $17.7 million for related charges, including provisions for costs associated with employee severance, the closing of facilities and write-off of discontinued inventory. The Company completed the planned reorganization of its Electronics segment in fiscal 1999.

   Also in late fiscal 1998, the Company initiated aggressive programs, spanning both business segments, to eliminate or reduce product lines and items which were not generating sufficient economic return. The programs include the elimination of slow moving or marginal products and the entire exit of less productive product lines. As a result of these programs, the Company recorded a one-time $25.8 million charge to cost of products sold for the write-down of discontinued or obsolete inventory to estimated net realizable value. The Company's product line initiatives were materially completed by the end of fiscal 1999.

   Lastly, in the fourth quarter of fiscal 1998, the Company adopted a plan to consolidate the headquarters functions of the Enerpac and Gardner Bender divisions of the Industrial segment into a single headquarters in Glendale, Wisconsin and plans to reorganize and to combine certain North American and European facilities of the Company's Engineered Solutions segment. As a result of these initiatives, the Company recorded charges of $36.0 million relating primarily to employee severance payments, facility closure costs, operating lease obligations and, in two cases the write-down of goodwill in accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". For further information on the write-down of goodwill, see Note A--"Summary of Significant Accounting Policies". The Company completed its Industrial segment reorganization in fiscal 1999.

   In addition to the $69.4 million charge, fiscal 1998 results also included a pretax $4.5 million asset impairment charge recorded to reduce a European subsidiary of ZERO in the Industrial segment to estimated net realizable value. The assets of this European subsidiary are expected to be sold in the first quarter of fiscal 2000. Any gain or loss on such sale is not expected to be material. Net sales and operating earnings included in the Consolidated Statement of Earnings attributable to this subsidiary were not material to fiscal 1999 results.

 Other Expense (Income)

                                                            1999   1998   1997
                                                            -----  -----  -----
                                                              ($ Millions)
      Net financing costs.................................. $63.9  $28.5  $16.2
      Other--net...........................................  (0.9) (14.6)  (3.7)

   The fiscal 1999 increase in net financing costs was primarily the result of borrowings to finance the acquisition of Vero and Rubicon and the March 1999 issuance of $200.0 million of 8.75% fixed rate, subordinated debt. The fiscal 1998 increase was attributable to borrowings to finance acquisitions during this period. For further information, see "Liquidity and Capital Resources" below.

   "Other--net" includes foreign exchange gains and losses as well as miscellaneous other income and expenses. The Company recognized gains on the sale of two properties in fiscal 1998 totaling $11.6 million and life insurance proceeds of $1.7 million. Additionally, during all fiscal years presented the US Dollar strengthened against certain key currencies and the Company realized foreign exchange gains on transactions denominated in currencies outside of the functional currencies of certain of its foreign units of $0.1 million, $0.7 million and $1.3 million in fiscal 1999, 1998 and 1997, respectively.

 Income Tax Expense

   The Company's effective income tax rate was 37.4%, 53.5% and 35.1% in fiscal 1999, 1998 and 1997, respectively. The effective income tax rate for fiscal 1998 was largely impacted by the current non-deductibility of the one-time charges recorded in the fourth quarter. Excluding the one-time items, the 1998 effective income tax rate was 37.6%. The non-deductibility of goodwill on many of the Company's acquisitions over the last three years has led to the gradual increase in the Company's effective tax rate, a trend which is expected to continue in 2000.

 Cash Flow

   In order to minimize interest expense, the Company intentionally maintains low cash balances and uses available cash to reduce short-term bank borrowings. Cash and cash equivalents increased $15.9 million in fiscal 1999 as compared to a decrease of $25.6 million in fiscal 1998 and an increase of $14.0 million in fiscal 1997. Outstanding debt totaled $808.7 million, $512.6 million and $174.6 million at August 31 of each of fiscal 1999, 1998 and 1997, respectively. Net borrowings in both fiscal 1999 and 1998 primarily reflect incremental borrowings to fund acquisitions.

   Net cash provided by operations, after considering non-cash items and changes in operating assets and liabilities, totaled $150.4 million in fiscal 1999 as compared to $129.7 million and $84.0 million in fiscal 1998 and 1997, respectively. The increase in fiscal 1999 resulted primarily from a higher level of earnings before non-cash depreciation and amortization expenses. The increase in cash provided by operations in fiscal 1998 over fiscal 1997 was also a result of increased operating earnings before non-cash charges, combined with a $64.1 million reduction in working capital.

   Net cash used for investing activities was $460.7 million in fiscal 1999 versus $452.0 million and $104.3 million in fiscal 1998 and 1997, respectively. Fiscal 1999 uses for investing included $409.2 for acquisitions, primarily Rubicon, and a $65.9 million use for capital expenditures, partially offset by $14.4 million in proceeds from the sale of assets. Fiscal 1998 included uses of $426.0 million to fund acquisitions and $56.8 million to fund capital expenditures. Investing activities in fiscal 1997 included $77.0 million for acquisitions and $33.5 million for capital expenditures.

   Financing activities provided net cash of $326.7 million, $297.6 million and $35.8 million in fiscal 1999, 1998 and 1997, respectively. Net borrowings in each period primarily reflected increased debt incurred to fund acquisitions and $38.7 million and $39.7 million in fiscal 1999 and 1998, respectively, in proceeds from the financing of trade receivables. Additionally, in fiscal 1998, the Company used $17.8 million of cash to fund the obligations of two ZERO employee benefit programs as a result of the Company's merger with ZERO.

 Liquidity and Capital Resources

   In order to minimize interest expense, the Company intentionally maintains low cash balances and uses available cash to reduce short-term bank borrowings. Funds available under unused non-committed lines and the $850.0 million multi-currency credit agreement totaled $409.9 million as of August 31, 1999. During the next several years, a significant portion of the Company's cash flow is expected to be used to fund business acquisitions, to fund capital expenditures and to service indebtedness. Capital expenditures are currently anticipated to approximate $60 million in fiscal 2000 and to decline to a lower level per year thereafter. Such expenditures will be made to upgrade and expand the Company's manufacturing facilities, primarily within the Electronics segment. The Company periodically reviews electronic, industrial and other businesses for potential investment, consistent with its strategic objectives. Management intends that any acquisition which requires significant funding would be financed using the Company's bank lines and, depending upon market conditions, the Company's common stock. The Company believes that availability under its bank lines, plus funds generated from operations, will be adequate to fund operating activities, including capital expenditures and working capital, for the next fiscal year.

   The following table summarizes the Company's total capitalization over the last three years:

                                                                 Percentage of
                                                                     Total
                                                 Dollars         Capitalization
                                          ---------------------- ----------------
      Total Capitalization                  1999    1998   1997  1999  1998  1997
      --------------------                -------- ------ ------ ----  ----  ----
                                               ($ Million)
      Total Debt......................... $  808.7 $512.6 $174.6  65%   58%   35%
      Shareholders' Equity...............    417.8  341.9  305.4  34    39    62
      Deferred Income Taxes..............     15.9   23.1   14.6   1     3     3
                                          -------- ------ ------ ---   ---   ---
        Totals........................... $1,242.4 $877.6 $494.6 100%  100%  100%
                                          ======== ====== ====== ===   ===   ===

   Outstanding debt at August 31, 1999 totaled $808.7 million, an increase of $296.0 million since the beginning of fiscal 1999. The fiscal 1999 increase in debt was a direct result of the September 1998 Rubicon acquisition, partially offset by $68 million in net debt repayment in the latter half of fiscal 1999. End of year debt to total capital was 65% on August 31, 1999, 58% on August 31, 1998 and 35% on August 31, 1997. The Company's interest coverage ratio in fiscal years 1999, 1998 and 1997 was 4.3X, 6.9X and 8.4X, respectively.

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

   On December 18, 1998, the Company amended its $90.0 million accounts receivable financing facility to increase the amount of multi-currency accounts receivable financing from $90.0 million to $150.0 million. The facility was previously amended on August 28, 1998 by increasing the amount of multi-currency accounts receivable financing from $80.0 million to $90.0 million. All other substantive terms of the agreement remain the same. As of August 31, 1999, $128.4 million of accounts receivable was financed as compared to the $89.7 million financed at August 31, 1998. The Company financed incremental receivables of $38.7 million in fiscal 1999 and $39.7 in fiscal 1998. Proceeds were used to reduce debt. For additional information, see Note C--"Accounts Receivable Financing" in Notes to Consolidated Financial Statements.

   On October 14, 1998, the Company and Enerpac B.V., a Netherlands subsidiary of the Company, as Borrowers, entered into a Multicurrency Credit Agreement providing for an $850.0 million, five-year revolving credit facility (the "New Facility") to provide funds to acquire Rubicon. In conjunction with the closing of the New Facility, the Company terminated its prior $700.0 million, five-year revolving credit facility (the

"Facility"), and used certain funds received under the New Facility to repay borrowings under the Facility. Previously, on June 18, 1998, the Company and Enerpac B.V., a Netherlands subsidiary of the Company, entered into a Multicurrency Credit Agreement (the "Credit Agreement"), providing for a $700.0 million, five-year revolving credit facility (the "Facility") in order to provide the necessary funds to Applied Power Limited to acquire all of the VERO Group plc shares. In conjunction with the closing of the Facility, the Company terminated its prior $350.0 million, five-year revolving credit facility (the "Prior Facility"), and used certain funds received under the Facility to repay borrowings under the Prior Facility. The Facility was used to finance the remaining expenses of the VERO Group plc acquisition, provide for working capital, capital expenditures and for other general corporate purposes. At August 31, 1999, the Company had outstanding borrowings under the New Facility denominated in the US Dollar, Euro and Japanese Yen. The Credit Agreement contains certain restrictions concerning investments, liens on assets, sales of assets, maximum levels of debt and minimum levels of shareholders' equity. In addition, the agreement requires the Company to maintain certain financial ratios. As of August 31, 1999, the Company was in compliance with all debt covenants. For additional information, see Note G-- "Debt" in Notes to Consolidated Financial Statements.

   To reduce risk of interest rate increases, the Company has entered into interest rate swap agreements which effectively convert $436.8 million of the Company's variable rate debt to a weighted average fixed rate of 5.03% at August 31, 1999. The swap agreements expire on varying dates through 2006.

   The Company does not purchase or hold any derivative financial instruments for trading purposes.

 New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which delays the effective date of SFAS No. 133 by one year. As a result, SFAS No. 133 will be effective for the Company's 2001 fiscal year. Adoption of SFAS No. 133 is not expected to have a material effect on the Company based on its current derivative and hedging activities.

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

   The Company's Year 2000 programs have been executed in four phases as described below:

     Phase 1--Awareness--During this phase, the Company designed its Year 2000 programs, assigned responsibility for the effort, educated the organization regarding Year 2000 risk and prepared and distributed a comprehensive inventory review template.

     Phase 2--Inventory and Compliance Review--This phase included compilation of an inventory of internal and external systems and risk factors. The internal factor inventory included office, financial, business and manufacturing systems and items which might include embedded chip technology. The inventory of external factors included identification and survey of critical vendors. The compliance status of each inventoried system was documented during this phase. Local findings were verified by a combination of independently trained internal and external Year 2000 reviewers.

     Phase 3--Remediation and Contingency Planning--For each system identified as not being Year 2000 ready in Phase 2, a remediation or contingency plan was developed. The remediation plan could include system elimination, replacement, upgrade or the addition of a software patch. Contingency plans were also developed to address exposure related to critical third-party vendor systems. With respect to third-party Year 2000 exposure, contingency plans could include alternative sourcing, increasing inventory levels or otherwise reducing the Company's exposure to the third-party system.

     Phase 4--Testing--The final phase of the program involves testing the Year 2000 readiness of all critical IT and non-IT systems. Programs conducted during this phase include comprehensive testing of business systems by rolling forward the system clocks to test a number of potential problem dates, the testing of embedded chip technology in critical manufacturing systems, the testing of electronic data interchange with customers and Year 2000 readiness audits of critical third parties.

   The Company has completed the first three phases of its Year 2000 programs and substantially completed the final testing phase around the end of fiscal 1999. At this time, the Company believes that it has taken all reasonable steps necessary to prepare for the Year 2000. However, it is impossible for the Company to identify the potential impact and all related costs and consequences of the potential Year 2000 failure by third parties, particularly those that have either not responded, or incompletely responded, to inquiries by the Company as to Year 2000 readiness.

   Based on the current status of the Company's readiness efforts, the costs associated with identified Year 2000 issues are not expected to have a material effect on the results of operations or financial condition of the Company. Many of the Company's business units have installed new business management systems which go beyond just Year 2000 readiness. The costs of purchased software and implementation of that software are capitalized. Some businesses chose to upgrade existing systems to be compliant. These costs were being expensed as incurred to the extent the upgrades did not provide additional functionality. The Company does not believe that its Year 2000 programs have resulted in the deferral of other IT programs. The Company historically has not quantified the costs of Year 2000 readiness and remediation, but believes costs incurred to date were not material to the Company's financial position. The Company estimates fiscal 1999 costs, including internal costs such as payroll expenses incurred for the Year 2000 project, ranged between $3.0 million and $5.0 million, and were funded with cash flow from operations.

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

 European Economic Monetary Union

   On January 1, 1999, eleven of the European Union countries (including eight countries where APW operations are located) adopted the Euro as their single currency, resulting in fixed conversion rates between their existing currencies ("legacy currencies") and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. Following the introduction of the Euro, the legacy currencies remain legal tender in the participating countries during the transition through January 1, 2002. Beginning on January 1, 2002, the European Central Bank will issue Euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the participating countries will withdraw all legacy bills and coins and use the Euro as their legal currency.

   The Company's various operating units located in Europe which are affected by the Euro conversion intend to maintain their books in their respective legacy currency through a portion of the three year introductory period. At this time, the Company does not expect the reasonably foreseeable consequences of the ongoing Euro conversion to have material adverse effects on the Company's business, operations or financial condition.

 Inflation

   No meaningful measures of inflation are available because the Company has a significant number of small operations which operate in countries with diverse rates of inflation and currency rate movements.

 Outlook

   1999 was a significant year for Applied Power in terms of financial performance and the strategic repositioning of the Company. The Industrial segment's results reflected the benefit of a wide array of new product and operational improvement projects APW has undertaken over the last few years. The Company anticipates continued improvement in Industrial during fiscal 2000. During the last three years, however, Applied Power has been investing preferentially in its Electronics business segment. Electronics, at slightly over $1 billion in sales, is the most vertically integrated and largest electronic enclosure company in the world. The market for products and services of the type offered by Electronics is estimated at over $60 billion, and growing. The second quarter of 1999 was the first full quarter that included the results of the three major acquisitions made in calendar year 1998. The results APW reported for its fiscal 1999 third and fourth quarters, relative to the second quarter results, indicate that the Company's Electronics strategy yielding benefits in sales and associated earnings growth. APW expects that fiscal 2000, allowing for seasonal fluctuation, will continue to demonstrate the unique value creation opportunity which is intrinsic in its leading position in the high growth, expansive electronics market. Given APW's confidence in the future of the Electronics segment, the Company recently announced a decision to explore the sale of Industrial. The proposed sale of Industrial would allow the Company to focus all of its energy and capital towards the Electronics opportunity. This decision, if implemented, would complete the transition of Applied Power in four years from being a pure industrial market business to a pure electronics market company. The Company believes that these initiatives will enhance shareholder value. Sale of the Industrial segment is conditional on any potential transaction meeting structural and valuation criteria and would be subject to normal required approvals.

 Risk Factors That May Affect Future Results

   Certain statements in this Form 10-K, including the above section entitled "Outlook," as well as statements in other Company communications, which are not historical facts, are forward-looking statements that involve risks and uncertainties. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the industrial production, trucking, construction, aerospace, automotive, recreational vehicle, computer, semiconductor, telecommunication, electronic and defense industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive pricing, foreign currency risk, interest rate risk, unforeseen costs or consequences of Year 2000 issues, the Company's ability to access capital markets, successful disposition of the Industrial business, and other factors that may be referred to in the Company's reports filed with the Securities and Exchange Commission from time to time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to market risk from changes in foreign exchange and interest rates and, to a lesser extent, commodities. To reduce such risks, the Company selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading purposes.

   A discussion of the Company's accounting policies for derivative financial instruments is included in Note A--"Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements, and further disclosure relating to financial instruments is included in Note G--"Debt."

   Currency Risk--The Company has significant international operations. In most instances, the Company's products are produced at manufacturing facilities located near the customer. As a result, significant volumes of finished goods are manufactured in countries for sale into those markets. For goods purchased from other Company affiliates, the Company denominates the transaction in the functional currency of the producing operation.

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

   Interest Rate Risk--The Company enters into interest rate swaps to stabilize financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counter party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. The Company's existing swap contracts range between two and seven years in duration. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense. Credit and market risk is minimized through diversification among counter parties with high credit ratings.

   Commodity Prices--The Company is exposed to fluctuation in market prices for steel. Therefore, the Company has established a program for centralized negotiation of steel prices. This program allows the Company to take advantage of economies of scale as well as to cap pricing. All business units are able to purchase steel under this arrangement. In general, the contracts lock steel pricing for 18 months and enable the Company to pay less if market prices fall.

Item 8. Financial Statements and Supplementary Data

   Quarterly financial data for 1999 and 1998 is as follows:

                                                             1999
                                              ----------------------------------
                                              FIRST(1) SECOND  THIRD    FOURTH
                                              -------- ------ -------- ---------
                                                (In Millions, except per share
                                                           amounts)
      Net Sales..............................  $435.7  $421.9  $440.5   $452.9
      Gross Profit...........................   137.4   126.5   138.6    141.9
      Net Earnings...........................    16.4    19.3    20.5     23.2
                                               ======  ======  ======   ======
      Basic Earnings Per Share...............  $ 0.42  $ 0.50  $ 0.53   $ 0.59
                                               ======  ======  ======   ======
      Diluted Earnings Per Share.............  $ 0.41  $ 0.48  $ 0.51   $ 0.58
                                               ======  ======  ======   ======

                                                             1998
                                              ----------------------------------
                                              FIRST(2) SECOND THIRD(3) FOURTH(4)
                                              -------- ------ -------- ---------
                                                (In Millions, except per share
                                                           amounts)
      Net Sales..............................  $275.4  $279.4  $303.9   $372.0
      Gross Profit...........................    95.7    96.1   106.4     96.8
      Net Earnings...........................    19.1    16.5    22.4    (31.3)
                                               ======  ======  ======   ======
      Basic Earnings (Loss) Per Share........  $ 0.49  $ 0.43  $ 0.58   $(0.81)
                                               ======  ======  ======   ======
      Diluted Earnings (Loss) Per Share......  $ 0.48  $ 0.41  $ 0.55   $(0.78)
                                               ======  ======  ======   ======

--------
(1) Includes a $4.7 million loss, after tax, as result of a contract termination, or $0.12 per diluted share.
(2) Includes a $1.7 million gain, after tax, on life insurance proceeds, or $0.04 per diluted share.
(3) Includes a $2.9 million net gain, after tax, on the sale of a facility and the writedown of a European subsidiary to its estimated realizable value, or $0.08 per diluted share.
(4) Includes restructuring and other one-time charges of $52.6 million, after tax, or $1.31 per diluted share.

   The Consolidated Financial Statements are included on pages 28 to 53 and are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   A change in the Company's independent public accountants during the 1998 fiscal year has been previously reported in a Current Report on Form 8-K dated November 4, 1997 and filed on November 10, 1997.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference from the "Election of Directors" and "Other Information--Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on January 12, 2000 (the "2000 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof.

Item 11. Executive Compensation

   The information required by this item is incorporated by reference from the "Board Meetings, Committees and Director Compensation" section and the "Executive Compensation" section (other than the subsections thereof entitled "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Performance Graph") of the 2000 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference from the "Certain Beneficial Owners" and "Election of Directors" sections of the 2000 Annual Meeting Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Documents filed as part of this report:

    1. Consolidated Financial Statements

      See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 25, the Report of Independent
      Accountants and Independent Auditors' Report on pages 26 to 27 and the Consolidated Financial Statements on pages 28 to 53, all of which are incorporated herein by reference.

    2. Financial Statement Schedules

      See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 25, the Report of Independent Accountants on Financial Statement Schedule on page 54 and the Financial Statement Schedule on page 55, all of which are incorporated herein by reference.

    3. Exhibits

      See "Index to Exhibits" on pages 57 to 60, which is incorporated herein by reference.

  (b) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the last quarter of fiscal 1999:

       None

     The following reports on Form 8-K were filed subsequent to the end of the 1999 fiscal year:

       On October 1, 1999, the Company filed a Current Report on Form 8-K dated September 24, 1999 reporting under Item 5 that the Company has retained Credit Suisse First Boston as its financial advisor to explore strategic alternatives relating to the Company's Industrial business segment.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          -----
Report of Independent Accountants........................................    26

Independent Auditors' Report.............................................    27

Consolidated Statement of Earnings
  For the years ended August 31, 1999, 1998 and 1997.....................    28

Consolidated Balance Sheet
  As of August 31, 1999 and 1998.........................................    29

Consolidated Statement of Shareholders' Equity and Comprehensive Income
  For the years ended August 31, 1999, 1998 and 1997.....................    30

Consolidated Statement of Cash Flows
  For the years ended August 31, 1999, 1998 and 1997.....................    31

Notes to Consolidated Financial Statements............................... 32-53

INDEX TO FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants on Financial Statement Schedule........    54

Schedule II--Valuation and Qualifying Accounts...........................    55

   All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Applied Power Inc.:

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Applied Power Inc. and its subsidiaries at August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
September 29, 1999

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of Applied Power Inc.:

   We have audited the consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows of Applied Power Inc. and subsidiaries for the year ended August 31, 1997. Our audit also included the consolidated financial statement schedule for the year ended August 31, 1997 listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements of Applied Power Inc. and subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended August 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Milwaukee, Wisconsin
September 25, 1997
(November 24, 1999 as
to the restatement for
the 1998 pooling of
interests described in
Notes A and B)

                               APPLIED POWER INC.

                       CONSOLIDATED STATEMENT OF EARNINGS

                (Dollars in Thousands, except per share amounts)

                                                  Years ended August 31,
                                              --------------------------------
                                                 1999        1998       1997
                                              ----------  ----------  --------
Net sales.................................... $1,751,042  $1,230,689  $897,758
Cost of products sold........................  1,206,605     835,716   570,551
                                              ----------  ----------  --------
  Gross Profit...............................    544,437     394,973   327,207

Engineering, selling and administrative
 expenses....................................    317,286     269,227   217,522
Amortization of intangible assets............     29,624      20,353     8,013
Contract termination costs...................      7,824         --        --
Restructuring charges........................        --       20,298       --
Merger related expenses......................        --        9,276       --
Provision for estimated loss on sale of
 subsidiary..................................        --        4,500       --
                                              ----------  ----------  --------
  Operating Earnings.........................    189,703      71,319   101,672

Other Expense (Income):
  Net financing costs........................     63,888      28,531    16,158
  Other--net.................................       (936)    (14,597)   (3,710)
                                              ----------  ----------  --------
Earnings Before Income Tax Expense...........    126,751      57,385    89,224

Income Tax Expense...........................     47,354      30,698    31,299
                                              ----------  ----------  --------

Net Earnings................................. $   79,397  $   26,687  $ 57,925
                                              ==========  ==========  ========

Basic Earnings Per Share:
  Earnings Per Share......................... $     2.04  $     0.70  $   1.53
                                              ==========  ==========  ========
  Weighted Average Common Shares Outstanding
   (000's)...................................     38,825      38,380    37,880
                                              ==========  ==========  ========

Diluted Earnings Per Share:
  Earnings Per Share......................... $     1.98  $     0.66  $   1.47
                                              ==========  ==========  ========
  Weighted Average Common and Equivalent
   Shares Outstanding (000's)................     40,200      40,174    39,307
                                              ==========  ==========  ========


   The accompanying notes are an integral part of these financial statements

                               APPLIED POWER INC.

                           CONSOLIDATED BALANCE SHEET

                (Dollars in Thousands, except per share amounts)

                                                             August 31,
                                                        ----------------------
                        ASSETS                             1999        1998
                        ------                          ----------  ----------
Current Assets
  Cash and cash equivalents............................ $   22,258  $    6,349
  Accounts receivable, less allowances of $7,607 and
   $6,758, respectively................................    149,525     147,380
  Inventories..........................................    207,518     164,786
  Deferred income taxes................................     16,060      29,905
  Prepaid expenses.....................................     13,675      16,144
                                                        ----------  ----------
    Total Current Assets...............................    409,036     364,564

Property, Plant and Equipment
  Property.............................................     17,565       6,249
  Plant................................................     82,424      74,411
  Machinery and equipment..............................    449,123     337,555
                                                        ----------  ----------
                                                           549,112     418,215
  Less: Accumulated depreciation.......................   (275,210)   (193,045)
                                                        ----------  ----------
    Net Property, Plant and Equipment..................    273,902     225,170

Goodwill, net of accumulated amortization of $64,583
 and $36,803, respectively.............................    845,704     499,973
Other Intangibles, net of accumulated amortization of
 $25,080 and $19,338, respectively.....................     42,618      42,896
Other Assets...........................................     53,586      42,119
                                                        ----------  ----------
    Total Assets....................................... $1,624,846  $1,174,722
                                                        ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current Liabilities
  Short-term borrowings................................ $      230  $       91
  Trade accounts payable...............................    157,515     127,470
  Accrued compensation and benefits....................     47,089      45,457
  Income taxes payable.................................     36,491      12,898
  Other current liabilities............................     82,340      74,792
                                                        ----------  ----------
    Total Current Liabilities..........................    323,665     260,708

Long-term Debt.........................................    808,438     512,557
Deferred Income Taxes..................................     15,869      23,065
Other Deferred Liabilities.............................     59,045      36,510

Shareholders' Equity
  Class A common stock, $0.20 par value per share,
   authorized 80,000,000 shares, issued and outstanding
   38,978,340 and 38,626,068 shares, respectively......      7,796       7,725
  Additional paid-in capital...........................     12,388       5,817
  Retained earnings....................................    412,863     335,805
  Accumulated other comprehensive income...............    (15,218)     (7,465)
                                                        ----------  ----------
    Total Shareholders' Equity.........................    417,829     341,882
                                                        ----------  ----------
    Total Liabilities and Shareholders' Equity......... $1,624,846  $1,174,722
                                                        ==========  ==========

   The accompanying notes are an integral part of these financial statements

                               APPLIED POWER INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                             (Dollars in Thousands)

                               Years Ended August 31, 1999, 1998 and 1997
                         -------------------------------------------------------
                         Class                        Accumulated
                           A    Additional               Other         Total
                         Common  Paid-in   Retained  Comprehensive Shareholders'
                         Stock   Capital   Earnings     Income        Equity
                         ------ ---------- --------  ------------- -------------
Balance at September 1,
 1996................... $2,893  $(4,890)  $250,576    $  4,707      $253,286
  Net earnings for the
   year.................    --       --      57,925         --         57,925
  Currency translation
   adjustments..........    --       --         --       (8,394)       (8,394)
                                                                     --------
    Total comprehensive
     income.............                                               49,531
                                                                     --------
  Cash dividends
   declared.............    --       --      (3,114)        --         (3,114)
  Exercise of stock
   options and issuance
   of treasury stock....     34    5,656       (861)        --          4,829
  Tax benefit of option
   exercises............    --     1,052        --          --          1,052
  Stock repurchase and
   other................    --      (223)       --          --           (223)
                         ------  -------   --------    --------      --------
Balance at August 31,
 1997...................  2,927    1,595    304,526      (3,687)      305,361
  Net earnings for the
   year.................    --       --      26,687         --         26,687
  Currency translation
   adjustments..........    --       --         --       (3,744)       (3,744)
                                                                     --------
    Total comprehensive
     income.............                                               22,943
                                                                     --------
  Cash dividends
   declared.............    --       --      (2,564)        --         (2,564)
  Exercise of stock
   options..............     72    7,686        --          --          7,758
  Tax benefit of option
   exercises............    --       929        --          --            929
  Issuance of Common
   Stock in 2-for-1
   stock split..........  2,778  (2,778)        --          --            --
  Effect of ZERO
   excluded period (Note
   A)...................  1,948   (1,615)     7,156         (34)        7,455
                         ------  -------   --------    --------      --------
Balance at August 31,
 1998...................  7,725    5,817    335,805      (7,465)      341,882
  Net earnings for the
   year.................    --       --      79,397         --         79,397
  Currency translation
   adjustments..........    --       --         --       (7,753)       (7,753)
                                                                     --------
    Total comprehensive
     income.............                                               71,644
                                                                     --------
  Cash dividends
   declared.............    --       --      (2,339)        --         (2,339)
  Exercise of stock
   options..............     71    4,641        --          --          4,712
  Tax benefit of option
   exercises............    --     1,930        --          --          1,930
                         ------  -------   --------    --------      --------
Balance at August 31,
 1999................... $7,796  $12,388   $412,863    $(15,218)     $417,829
                         ======  =======   ========    ========      ========

   The accompanying notes are an integral part of these financial statements

                               APPLIED POWER INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in Thousands)

                                                  Years ended August 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
Operating Activities
  Net Earnings................................ $  79,397  $  26,687  $  57,925
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization.............    76,690     47,570     31,112
    Gain from sale of assets..................    (1,128)   (11,647)      (511)
    Provision for deferred income taxes.......     6,453     (8,508)      (583)
    Provision for loss on sale of subsidiary..       --       4,500        --
    Restructuring and other one-time charges,
     net of tax benefit.......................     4,694     52,637        --
    Changes in operating assets and
     liabilities, excluding the effects of
     business acquisitions and disposals:
      Accounts receivable.....................     4,112     (3,273)   (11,193)
      Inventories.............................   (14,274)    10,696      3,410
      Prepaid expenses and other assets.......    (7,832)       486     (6,637)
      Trade accounts payable..................    12,404     11,736      6,501
      Other liabilities.......................   (10,127)    (1,217)     4,010
                                               ---------  ---------  ---------
Net Cash Provided by Operating Activities.....   150,389    129,667     84,034

Investing Activities
  Proceeds on sale of property, plant and
   equipment..................................    14,455     24,841      5,168
  Additions to property, plant and equipment..   (65,902)   (56,827)   (33,463)
  Business acquisitions.......................  (409,211)  (426,046)   (76,951)
  Product line dispositions and other.........       --       6,061        902
                                               ---------  ---------  ---------
Net Cash Used in Investing Activities.........  (460,658)  (451,971)  (104,344)

Financing Activities
  Proceeds from issuance of long-term debt....   484,716    384,418     77,000
  Principal payments on long-term debt........  (269,854)  (129,137)   (50,205)
  Net borrowings (repayments) on short-term
   credit facilities..........................    (2,042)    16,158      6,691
  Net commercial paper borrowings.............    65,760        --         --
  Additional receivables financed.............    38,713     39,700        525
  Proceeds from sale/leaseback transactions...     6,293        --         --
  Pre-funding of trusts.......................       --     (17,801)       --
  Dividends paid on common stock..............    (2,339)    (2,564)    (3,114)
  Stock option exercises and other............     5,452      6,855      4,863
                                               ---------  ---------  ---------
Net Cash Provided by Financing Activities.....   326,699    297,629     35,760
Effect of Exchange Rate Changes on Cash.......      (521)      (882)    (1,422)
                                               ---------  ---------  ---------
Net Increase (Decrease) in Cash and Cash
 Equivalents..................................    15,909    (25,557)    14,028

Cash and Cash Equivalents--Beginning of Year..     6,349     22,047      8,019
Effect of the ZERO excluded period (as
 described in Note A).........................       --       9,859        --
                                               ---------  ---------  ---------
Cash and Cash Equivalents--End of Year........ $  22,258  $   6,349  $  22,047
                                               =========  =========  =========


   The accompanying notes are an integral part of these financial statements

                              APPLIED POWER INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in Thousands, except per share amounts)

Note A--Summary of Significant Accounting Policies

   Principles of Consolidation: The consolidated financial statements include the accounts of Applied Power Inc. and its subsidiaries ("Applied Power," "APW" or the "Company"). The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares. The results of companies acquired or disposed of during the fiscal year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal except in the case of pooling of interests (see "Basis of Presentation" below). All significant intercompany balances, transactions and profits have been eliminated in consolidation.

   Basis of Presentation: The consolidated financial statements have been prepared in United States Dollars in accordance with generally accepted accounting principles in the United States. As described more fully in Note B--"Merger, Acquisitions and Divestitures," on July 31, 1998, ZERO Corporation, a Delaware corporation ("ZERO"), became a wholly-owned subsidiary of Applied Power through the merger of STB Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Applied Power ("STB"), with and into ZERO (the "Merger") pursuant to an Agreement and Plan of Merger by and among Applied Power, ZERO and STB dated as of April 6, 1998 (the "Merger Agreement"). The consolidated financial statements have been prepared following the pooling of interests method of accounting for the Merger and therefore reflect the combined financial position, operating results and cash flows of ZERO as if they had been combined for all periods presented. Prior to the Merger, ZERO had a March 31 fiscal year end. The Consolidated Balance Sheet, Statements of Earnings, Shareholders' Equity and Comprehensive Income, and Cash Flows as of and for the year ended August 31, 1998 reflect the combination of an August 31 year end consolidated financial position, results of operations and cash flows for ZERO. The Statements of Consolidated Earnings, Shareholders' Equity and Comprehensive Income, and Cash Flows for the year ended August 31, 1997 reflect the combination of the results of operations and cash flows of ZERO for the year ended March 31, 1997 and the results of operations and cash flows of Applied Power Inc. for the fiscal year ended August 31, 1997. The results of operations and cash flows for ZERO from April 1, 1997 to August 31, 1997, which have been excluded from these consolidated financial statements, are reflected as a fiscal 1998 adjustment to the Consolidated Statements of Shareholders' Equity and Comprehensive Income and Cash Flows. Net sales and net income for ZERO for the excluded period from April 1, 1997 to August 31, 1997 were $107.2 million and $7.9 million, respectively.

   Cash Equivalents: The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

   Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market.

   Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated over the estimated useful lives of the assets, ranging from two to thirty years, under the straight-line method for financial reporting purposes and either the straight-line or regulatory methods for income tax purposes. Capital leases and leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Expenditures for maintenance and repairs not expected to extend the useful life of an asset beyond its normal useful life are expensed as incurred.

   Intangible Assets: Goodwill is amortized on a straight-line basis over periods of fifteen to forty years. Other intangible assets, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from two to forty years. The Company periodically evaluates the carrying value of goodwill and other intangible assets. Impairment of goodwill, if any, is measured on the basis of whether

                              APPLIED POWER INC.

anticipated undiscounted operating cash flows generated by the underlying assets exceeds the recorded goodwill. For the year ended August 31, 1998, the Company recorded an impairment of goodwill of $5.6 million. For further information, see Note F--"Merger, Restructuring and Other Non-recurring Items." No impairment of goodwill was indicated at August 31, 1999 or 1997.

   Revenue Recognition: Revenues and costs of products sold are recognized as the related products are shipped.

   Research and Development Costs: Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $13.1 million, $13.9 million and $10.4 million in fiscal 1999, 1998 and 1997, respectively.

   Financing Costs: Net financing costs represent interest expense, financing fees, amortization of debt financing costs and accounts receivable financing costs, net of interest and investment income earned.

   Income Taxes: The Company uses the liability method to record deferred income tax assets and liabilities relating to the expected future income tax consequences of transactions that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between financial statement carrying amounts and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which temporary differences are expected to reverse. For further information, see Note K--"Income Taxes."

   Earnings Per Share: The following table sets forth the computation of basic and diluted earnings per share (fiscal 1999 and 1998 results include restructuring charges and other one-time items--see Note F--"Merger, Restructuring and Other Non-recurring Items"):

                                                          1999    1998    1997
                                                         ------- ------- -------
      Numerator (000's):
        Net earnings for basic and diluted earnings per
         share.......................................... $79,397 $26,687 $57,925
                                                         ------- ------- -------
      Denominator (000's):
        Weighted average common shares outstanding for
         basic earnings per share.......................  38,825  38,380  37,880
        Net effect of dilutive options based on the
         treasury stock method using average market
         price..........................................   1,375   1,794   1,427
                                                         ------- ------- -------
        Weighted average common and equivalent shares
         outstanding for diluted earnings per share.....  40,200  40,174  39,307
                                                         ------- ------- -------
      Basic Earnings Per Share.......................... $  2.04 $  0.70 $  1.53
                                                         ------- ------- -------
      Diluted Earnings Per Share........................ $  1.98 $  0.66 $  1.47
                                                         ------- ------- -------

   Options to purchase approximately 0.4 million shares of common stock were outstanding during fiscal 1999 but were not included in the above computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Less than 0.1 million stock options were anti-dilutive for fiscal years 1998 and 1997.

   Foreign Currency Translation: A significant portion of the Company's sales, income and cash flow is derived from its international operations. The financial position and the results of operations of the Company's foreign operations are measured using the local or regional currency of the countries in which they operate and

                              APPLIED POWER INC.

are translated into U.S. dollars. Revenues and expenses of foreign subsidiaries are translated into U.S. dollars at the average exchange rate effective during the fiscal year. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which the sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates and, as compared to prior periods, will be higher or lower depending on the weakening or strengthening of the U.S. dollar. In addition, a portion of the Company's net assets are based in its foreign subsidiaries and are translated into U.S. dollars at the foreign currency rate in effect at the end of each period. Accordingly, the Company's consolidated shareholders' equity and comprehensive income will fluctuate depending upon the strengthening or weakening of the U.S. dollar. Such currency translation amounts constitute the balance of accumulated other comprehensive income in the Consolidated Balance Sheet at August 31, 1999 and 1998. Net gains resulting from foreign currency transactions, included in "Other--net" in the Consolidated Statement of Earnings, amounted to $0.1 million, $0.7 million and $1.3 million for the years ended August 31, 1999, 1998 and 1997, respectively.

   Foreign Currency Hedging: Borrowings under long-term foreign currency loans are used to partially hedge against declines in the value of net investments in certain foreign subsidiaries. The Company also periodically enters into foreign currency contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount.

   Derivative Financial Instruments: Derivative financial instruments are primarily utilized by the Company to manage risks associated with interest rate market volatility and foreign exchange exposures. The Company does not hold or issue derivative financial instruments for trading purposes. The Company currently holds only interest rate swap agreements. For interest rate swap agreements, the differential to be paid or received is accrued monthly as an adjustment to interest expense. The Company also utilizes foreign currency forward contracts to hedge existing foreign exchange exposures. Gains and losses resulting from these instruments are recognized in the same period as the underlying transaction. For further information, see Note G--"Debt."

   Use of Estimates: The financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the years presented. They also affect the disclosure of contingencies. Actual results could differ from those estimates and assumptions.

   New Accounting Pronouncements: Effective September 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement established new standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a company during a period from transactions and events from nonowner sources. The difference between net income and comprehensive income for the Company is due to currency translation adjustments. Comprehensive income is reflected in the Consolidated Statement of Shareholders' Equity and Comprehensive Income. Prior year financial statements have been reclassified to conform with the requirements of SFAS No. 130.

   At August 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information. The prior years' segment information has been restated to present the Company's two reportable segments, Electronics and Industrial. See Note L--"Business Segment, Geographic and Customer Information" for these disclosures.

                              APPLIED POWER INC.

   Effective August 31, 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revised employers' disclosures about pension and other postretirement benefit plans. The Statement does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. Prior year disclosures have been restated to conform with the requirements of SFAS No. 132. See Note J--"Employee Benefit Plans" for these disclosures.

   In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. This Statement is effective for the Company on September 1, 1999 and initial application must be reported as a cumulative effect of a change in accounting principle. The adoption of SOP 98-5 did not have a material effect on the Company's consolidated financial position or operating results.

   In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of SFAS No. 133," and will now be effective for fiscal years beginning after June 15, 2000, with early adoption permitted. SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Upon adoption, the Company will be required to report derivative and hedging instruments at fair value in the balance sheet and recognize changes in the fair value of derivatives in net earnings or other comprehensive income, as appropriate. This Statement will be effective for the Company's fiscal year 2001 first quarter financial statements and restatement of prior years will not be permitted. Given the Company's current derivative and hedging activities, the Statement is not expected to have a material effect on the Company's financial position or results of operations.

   Reclassifications: Certain prior year amounts shown have been reclassified to conform to the fiscal 1999 presentation.

Note B--Merger, Acquisitions and Divestitures

Fiscal 1999--

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

   Cash paid for Rubicon totaled $371.5 million, with the purchase price allocation resulting in $340.6 million of goodwill. To provide the necessary funds, the Company entered into a Multicurrency Credit Agreement, dated as of October 14, 1998, providing for an $850.0 million, five-year revolving credit facility. The acquisition was recorded using the purchase method of accounting.

                              APPLIED POWER INC.

   In June 1999, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Innovative Metal Fabrication, Inc. ("Innovative"). Innovative designs and manufactures technical environments used in electronic assembly operations, as well as electronic gaming enclosures, in two sites in Grass Valley, CA and Austin, TX. In May 1999, the Company also acquired certain assets of Connector Technology, Inc. ("CTI") of Anaheim, CA. CTI manufactures custom backplanes and was integrated with APW's Electronic Solutions business unit. Both Innovative and CTI are included in the Electronics segment. Also, in the fourth quarter of fiscal 1999, a wholly-owned subsidiary of APW purchased for the Industrial segment, shares of Ergun Kriko San Ticaret ("Ergun"), an Akhisar, Turkey based company specializing in the manufacture of hydraulic cab-tilting systems and hydraulic bottle jacks for the Turkish truck market. The total purchase price of the combined Innovative, CTI and Ergun acquisitions totaled approximately $17.0 million, including fees and expenses, and was funded by borrowings under existing credit facilities. All three acquisitions have been accounted for using the purchase method and the results of operations of the acquired companies are included in the Consolidated Statement of Earnings from their respective acquisition dates. Preliminary allocations of the purchase price resulted in approximately $10.9 million in goodwill.

Fiscal 1998--

 Merger

   On July 31, 1998, at special meetings for both companies, shareholders voted to approve the merger of a newly created subsidiary of the Company into ZERO Corporation. The Merger was completed after the approval of the shareholders of the Company and ZERO at their respective shareholder meetings. Under the terms of the Merger Agreement, ZERO stockholders received 0.85 of a share of the Company's Common Stock for each share of ZERO Common Stock. The Company issued approximately 10.6 million shares of its common stock in exchange for all outstanding common stock of ZERO Corporation and assumed outstanding options to purchase ZERO common stock that were converted into options to purchase approximately 0.6 million shares of the Company's common stock pursuant to the terms of the Merger. This equates to a purchase price of approximately $386 million based on the July 30, 1998 closing stock price of the Company. ZERO's primary business is protecting electronics. ZERO's system packaging, thermal management and engineered cases serve the telecommunication, instrumentation and data-processing markets. ZERO also produces the line of ZERO Halliburton(R) cases for consumers worldwide and cargo containers and proprietary loading systems to the airline industry. The Merger has been accounted for using the pooling of interests method of accounting, and therefore, the financial statements reflect the combined financial position, operating results and cash flows of APW and ZERO as if they had been combined for all periods presented. See Note A--"Summary of Significant Accounting Policies--Basis of Presentation."

   All fees and expenses related to the ZERO merger and to the integration of the combined companies have been expensed as required under the pooling of interests method of accounting. Such fees and expenses amounted to $20.1 million in 1998. This total includes transaction costs of approximately $9.3 million related to legal, accounting and financial advisory services. The remaining $10.9 million reflects costs associated with organizational realignment, closure of ZERO headquarters, facility consolidation and the conforming of accounting policies.

                              APPLIED POWER INC.

   The following table presents the separate results of ZERO and the Company, for reported periods prior to the date of merger:

                                              (Unaudited) Nine
                                                Months Ended   Fiscal Year Ended
                                                May 31, 1998    August 31, 1997
                                              ---------------- -----------------
      Net Sales
        Applied Power........................     $667,487         $672,316
        ZERO Corporation.....................      191,227          225,442
                                                  --------         --------
        Combined.............................     $858,714         $897,758
                                                  ========         ========

      Net Earnings
        Applied Power........................     $ 39,055         $ 42,038
        ZERO Corporation.....................       18,944           15,887
                                                  --------         --------
        Combined.............................     $ 57,999         $ 57,925
                                                  ========         ========

 Acquisitions

   On June 5, 1998, Applied Power Limited, a United Kingdom subsidiary of the Company, accepted for payment all of the VERO Group plc ("VERO") stock tendered, which totaled over 72% of the outstanding VERO shares, pursuant to Applied Power Limited's tender offer to acquire the entire issued share capital of VERO at a price of 192 pence per VERO share (the "Offer"). Applied Power Limited had previously acquired approximately 10% of VERO's shares, so that after accepting the shares tendered, Applied Power Limited owned or had accepted over 82% of VERO's shares. On June 19, 1998, Applied Power Limited announced that additional shares tendered brought the total of the shares it owned or had accepted for payment to over 90% of VERO's issued share capital and that it would invoke Section 429 of the U.K. Companies Act of 1985, as amended, to acquire the remaining outstanding shares of VERO stock. After the required procedures were completed, Applied Power Limited owned all of the issued share capital of VERO. Cash paid for the transaction totaled approximately $191.7 million. Allocations of the purchase price resulted in approximately $183.8 million of goodwill. VERO is a United Kingdom based company that manufactures electronic enclosures, racks, backplanes and power supplies. The acquisition has been recorded using the purchase method of accounting. The operating results of VERO subsequent to June 5, 1998 are included in the Consolidated Statement of Earnings.

   On October 6, 1997, the Company, through a wholly-owned subsidiary, accepted for payment all shares of Versa Technologies, Inc. ("Versa/Tek") common stock which were tendered pursuant to the Company's tender offer to purchase all outstanding shares at a cash price of $24.625 net per share. The balance of the outstanding shares was acquired for the same per share cash price in a follow-up merger on October 9, 1997. Cash paid for the transaction totaled approximately $141.0 million. Allocations of the purchase price resulted in approximately $104.5 million of goodwill. The transaction was primarily funded with proceeds from a $140.0 million, 364-day revolving credit facility from the Company's then existing lenders. Versa/Tek, operating out of several locations in Wisconsin, is a value-added manufacturer of custom engineered components and systems for diverse industrial markets. The acquisition has been recorded using the purchase method of accounting. The operating results of Versa/Tek subsequent to October 6, 1997 are included in the Consolidated Statement of Earnings.

   In addition to the VERO and Versa/Tek acquisitions discussed above, in fiscal 1998 the Company acquired eight other companies, primarily in its Electronics business segment, for an aggregate of approximately $125.6 million, including $118.9 million in cash and the assumption of approximately $6.7 million in debt. The cash portion of the acquisitions was funded by borrowings under existing credit facilities. Each of these acquisitions

                              APPLIED POWER INC.

was accounted for using the purchase method of accounting and the results of operations of the acquired companies are included in the Consolidated Statement of Earnings from their respective acquisition dates. As a result of the acquisitions, approximately $90.7 million in goodwill was recorded by the Company.

   The following unaudited pro forma data summarize the results of operations for the periods presented as if the acquisitions of Rubicon, VERO and Versa/Tek had been completed on September 1, 1997, the beginning of the Company's 1998 fiscal year. The pro forma data give effect to actual operating results prior to the respective acquisitions and adjustments to interest expense, goodwill amortization and income tax expense. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on September 1, 1997 or that may be obtained in the future. The pro forma effects of all other fiscal 1999 and 1998 acquisitions are not included in the below data as they are not significant to the net sales, net earnings and earnings per share amounts reported in the accompanying financial statements.

                                                            Fiscal Year Ended
                                                               August 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                                                              ($ in 000's)
                                                            Except per share
                                                                 amounts
      Net Sales.......................................... $1,775,682 $1,667,055
      Net Earnings....................................... $   78,473 $   25,284
      Basic Earnings Per Share........................... $     2.02 $     0.66
      Shares Used in Computation (000's).................     38,825     38,380
      Diluted Earnings Per Share......................... $     1.95 $     0.63
      Shares Used in Computation (000's).................     40,200     40,174

 Divestiture

   On March 31, 1998, the Company completed the sale of the assets of Moxness Industrial Products, a division of Versa/Tek. Total consideration from the transaction was $6.0 million, which approximated book value of the assets.

Fiscal 1997--

 Acquisitions

   On September 26, 1996, the Company acquired the net assets of Everest Electronic Equipment, Inc. ("Everest") for cash consideration of $52.0 million, which was funded through borrowings under then existing credit facilities. Approximately $43.0 million of the purchase price was assigned to goodwill. Everest is a manufacturer of custom and standard electronic enclosures used by the computer, telecommunication, datacom and other industries and is headquartered in Anaheim, California. The acquisition has been recorded using the purchase method of accounting. The results of Everest subsequent to the acquisition date are included in the Consolidated Statement of Earnings.

   In addition to the acquisition of Everest discussed above, in fiscal 1997 the Company acquired three other companies for an aggregate of approximately $22.8 million in cash. The cash portion of the acquisitions' purchase price was funded by borrowings under then existing credit facilities. Each of these acquisitions was accounted for as a purchase and the results of operations of the acquired companies are included in the Consolidated Statement of Earnings from their respective acquisition dates. As a result of the acquisitions, approximately $11.2 million in goodwill was recorded by the Company.

                              APPLIED POWER INC.

Note C--Accounts Receivable Financing

   On November 20, 1997, the Company replaced its former $50.0 million accounts receivable financing facility with a new facility that provided up to $80.0 million of multi-currency accounts receivable financing. This new agreement expires in November 2000. On August 28, 1998, the Company amended the facility by increasing the amount of multi-currency accounts receivable financing to $90.0 million. On December 18, 1998, the facility was increased to $150.0 million of multi-currency accounts receivable financing. All other substantive terms of the amended agreements remained the same.

   Under the terms of this agreement, the Company and certain subsidiaries (collectively, "Originators") sell trade accounts receivable to Applied Power Credit Corporation ("APCC"), a wholly-owned limited purpose subsidiary of the Company. APCC is a separate corporate entity that sells participating interests in its pool of accounts receivable to financial institutions ("Purchasers"). The Purchasers, in turn, receive an ownership and security interest in the pool of receivables. Participation interests in new receivables generated by the Originators are purchased by APCC and resold to the Purchasers as collections reduce previously sold participation interests. The sold accounts receivable to Purchasers are reflected as a reduction of receivables in the Consolidated Balance Sheet. APCC has the risk of credit loss on such receivables up to a maximum recourse amount of 16% of sold receivables. The Company retains collection and administrative responsibilities on the participation interests sold as servicer for APCC and the Purchasers.

   At August 31, 1999 and 1998, accounts receivable were reduced by $128.4 million and $89.7 million, respectively, representing receivable interests sold under this program. The proceeds from the sold receivables were used to reduce debt.

   Accounts receivable financing costs totaling $6.1 million, $4.3 million and $3.0 million for the years ended August 31, 1999, 1998 and 1997, respectively, are included in net financing costs in the accompanying Consolidated Statement of Earnings.

Note D--Net Inventories

   Inventory cost is determined using the last-in, first-out ("LIFO") method for a portion of US owned inventory (approximately 32% and 37% of total inventories in 1999 and 1998, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method was not used, inventory balances would be higher than the amounts in the Consolidated Balance Sheet by approximately $8.0 million and $8.2 million at August 31, 1999 and 1998, respectively.

   The nature of the Company's products in several significant parts of its business is such that they have a very short production cycle. Consequently, the amount of work-in-process at any point in time is minimal. In addition, many parts or components are ultimately either sold individually or assembled with other parts making a distinction between raw materials and finished goods unclear. At these locations, the Company has not deemed it necessary or cost effective to categorize inventory by state of completion, but rather between material, labor and overhead. Several other parts of the Company maintain and manage their inventories using a job cost system where the distinction of categories of inventory by state of completion is also not available.

   As a result of these factors, it is neither practical nor cost effective to segregate the amounts of raw materials, work-in-process or finished goods inventories at the respective balance sheet dates, as segregation would only be possible as the result of physical inventories which are taken at dates different from the balance sheet dates.

                              APPLIED POWER INC.

Note E--Shareholders' Equity

   The authorized capital stock of the Company as of August 31, 1999 consists of 80,000,000 shares of Class A Common Stock, $0.20 par value, of which 38,978,340 shares were issued and outstanding; 7,500,000 shares of Class B Common Stock, $0.20 par value, none of which were issued and outstanding; and 800,000 shares of Cumulative Preferred Stock, $1.00 par value ("Preferred Stock"), none of which have been issued. Holders of both classes of the Company's Common Stock are entitled to such dividends as the Company's Board of Directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the Common Stock. If the Company were to issue any of its Preferred Stock, no dividends could be paid or set apart for payment on shares of Common Stock, unless paid in Common Stock, until dividends on all of the issued and outstanding shares of Preferred Stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments. In the event of dissolution or liquidation of the Company, the holders of both classes of Common Stock are entitled to share ratably all assets of the Company remaining after payment of the Company's liabilities and satisfaction of the rights of any series of Preferred Stock which may be outstanding. There are no redemption or sinking fund provisions with respect to the Common Stock.

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

Note F--Merger, Restructuring and Other Non-recurring Items

Fiscal 1999--

   In the first quarter of fiscal 1999, the Company incurred a $4.7 million after-tax non-recurring charge, or $0.12 per share on a diluted basis, due to the cancellation of a contract within the Industrial business segment. The majority of these costs were incurred prior to fiscal 1999.

Fiscal 1998--

   During the fourth quarter of fiscal 1998, the Company recorded restructuring and other one-time charges of $69.4 million, $52.6 million net of tax, or $1.31 per diluted share. The charge included $17.7 million in costs necessary to eliminate redundancies and streamline operations within the Company's rapidly expanding Electronics businesses. Included in the Electronics $17.7 million charge was the consolidation of three facilities into one in the northeastern United States, the consolidation of several product lines between facilities, standardization of design and development functions and other organizational realignments. Also included in the $69.4 million pretax charge was $36.0 million relating to efforts within the Industrial segment to eliminate less productive products and product lines, consolidate Gardner Bender and Enerpac headquarters and to combine certain facilities. Included in the Industrial charge were costs relating primarily to the write-off of obsolete inventory to net realizable value, employee severance, facility closures, operating lease obligations, and, in two cases, the write-down of goodwill in accordance with SFAS No. 121 "Accounting for Impairment of Long-lived Assets to be Disposed of." Of the total charges incurred, $13.6 million was recorded for severance payments to approximately 400 employees, the majority of which was paid in fiscal 1999. The Company completed its planned Electronics and Industrial restructuring programs during fiscal 1999. At August 31, 1999, approximately

                              APPLIED POWER INC.

$5 million of restructuring reserves, relating primarily to remaining obligations under operating leases and other contractual arrangements, were included in other current liabilities.

   In connection with the Merger with ZERO consummated in fiscal 1998 (Note B--"Merger, Acquisitions and Divestitures"), the Company recorded transaction costs of approximately $9.3 million related to legal, accounting and financial advisory services. These were expensed as required under the pooling of interests method of accounting. In addition, the Company incurred costs of $10.9 million associated with organizational realignment, closure of ZERO headquarters, a change in estimate of a receivable valuation and the write-off of obsolete inventory due to conforming of product lines. These ZERO transaction and other costs were part of the $69.4 million charge discussed above.

   These restructuring and other one-time charges were reflected in the fiscal 1998 Consolidated Statement of Earnings as follows:

              Merger, Restructuring and Other Non-recurring Items

      Cost of products sold............................................ $25,785
      Engineering, selling and administrative expenses.................   9,019
      Amortization of intangible assets................................   5,062
      Restructuring charges............................................  20,298
      Merger related expenses..........................................   9,276
                                                                        -------
        Subtotal.......................................................  69,440
      Less: Income tax benefit.........................................  16,803
                                                                        -------
        Total.......................................................... $52,637
                                                                        =======

   In addition to the $69.4 million charge, fiscal 1998 results also included a pretax $4.5 million asset impairment charge recorded to reduce a European subsidiary of ZERO in the Industrial segment to estimated realizable value. This charge is reported in the "Provision for estimated loss on sale of subsidiary" caption in the Consolidated Statement of Earnings. The assets of this European subsidiary are expected to be sold in the first quarter of fiscal 2000 and would generate a negligible gain or loss upon sale. Net sales and operating earnings included in the Consolidated Statement of Earnings attributable to this subsidiary were not material to fiscal 1999 results.

Note G--Debt

                                                                 August 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                                  ($ 000's)
      Borrowings under:
        Multi-currency revolving credit agreement............ $407,287 $360,672
        Senior subordinated notes, due 2009..................  200,000      --
        Commercial paper.....................................  108,691   42,930
        Senior promissory notes, due March 8, 2011...........   50,000   50,000
        Floating rate unsecured loan notes, due 2003.........   30,681   27,386
        Pound Sterling multi-currency revolving credit
         agreement...........................................    5,623   26,218
        Other................................................    6,156    5,351
                                                              -------- --------
        Total Long-term Debt................................. $808,438 $512,557
                                                              ======== ========

   On April 1, 1999, the Company issued $200.0 million of 8.75% Senior Subordinated Notes due 2009 (the "Notes"). Net proceeds from the Notes offering approximated $194.6 million after deducting underwriting discounts and other offering expenses. Proceeds from the Notes were used to repay a portion of the borrowings

                              APPLIED POWER INC.

outstanding under the below discussed Credit Agreement, thereby restoring the Company's borrowing capacity under that agreement. Interest on the Notes is payable semi-annually, and the Company has the option to redeem all or a portion of the Notes at certain specified redemption prices on or after April 1, 2004. The Notes are subordinate in right of payment to the prior payment in full of all senior debt as defined in the indenture.

   To provide the necessary funds for the Rubicon acquisition (See Note B-- "Merger, Acquisitions and Divestitures"), the Company and Enerpac B.V., a Netherlands subsidiary of the Company, as Borrowers, entered into a Multicurrency Credit Agreement (the "Credit Agreement"), dated as of October 14, 1998, providing for an $850.0 million, five-year revolving credit facility (the "New Facility"). In conjunction with the closing of the New Facility, the Company terminated its prior $700.0 million, five-year revolving credit facility (the "Facility") and used certain funds received under the New Facility to repay borrowings under the Facility.

   At August 31, 1999, direct outstanding borrowings under the New Facility were $407.3 million and commercial paper borrowings and the floating rate unsecured loan notes, considered a utilization of the New Facility, were $108.7 million and $30.7 million, respectively. At August 31, 1999, the Company had borrowings under the New Facility of $235.0 million, $13.7 million and $158.6 million denominated in the US Dollar, the Japanese Yen and the Euro, respectively. Under the New Facility, the Company can borrow at a floating rate of LIBOR plus 0.275% to 1.375% annually, depending on the Company's debt-to-EBITDA ratio. Currently, the Company incurs interest at 1% above 30-day LIBOR, determined by the underlying currency of the debt which the Company is borrowing. A non-use fee, currently computed at a rate of 0.275% annually, is payable quarterly on the average unused credit line. The unused credit line of the New Facility at August 31, 1999 was approximately $303.3 million.

   The Credit Agreement contains customary restrictions concerning investments, liens on assets, sales of assets, maximum levels of debt and minimum levels of shareholders' equity. In addition, the agreement requires the Company to maintain certain financial ratios. As of August 31, 1999, the Company was in compliance with all debt covenants.

   Commercial paper outstanding at August 31, 1999 totaled $108.7 million, net of discount, and carried an average interest rate of 5.4%. The Company has the ability and intent to maintain these commercial paper obligations, classified as long term, for more than one year. Amounts outstanding as commercial paper reduce the amount available for borrowings under the Credit Agreement.

   The Senior Promissory Notes bear interest at 7.13%, and are payable in 11 annual installments of $4.5 million beginning March 8, 2001. The proceeds from the notes were used solely for the repurchase of ZERO's common stock in a Dutch Auction Tender Offer in fiscal 1996 and for payment of related expenses.

   The floating rate unsecured loan notes were entered into by the Company as a result of its acquisitions of VERO and Rubicon. The notes were exchanged with individual shareholders of VERO and Rubicon, at their option, in lieu of receiving cash payment for their tendered shares. The notes carry an interest rate of LIBOR minus 0.50% and can be redeemed at the option of the note holder on various dates through 2003.

   The Pound Sterling multi-currency revolving credit agreement was entered into by the Company's VERO subsidiary in April 1998, prior to the acquisition of VERO by the Company. The facility provides up to 27.5 million Pounds Sterling of multi-currency borrowings and expires in 2003. Any borrowings under this agreement carry an interest rate of LIBOR plus 0.65%, determined by the underlying currency of the debt which the Company is borrowing. At August 31, 1999, the facility had outstanding borrowings denominated in Pounds Sterling, German Marks, French Francs, US Dollars, Danish Krone and Italian Lira. The agreement has certain covenants regarding tangible net worth and debt-to-net worth, neither of which were deemed restrictive at

                              APPLIED POWER INC.

August 31, 1999. The total unused line of credit available under this agreement at August 31, 1999 was approximately $38.4 million.

   "Other" long-term debt mainly consists of various foreign lines-of-credit.

   The Company had other short-term borrowings under unsecured non-committed lines of credit with banks at August 31, 1999 and 1998. Interest rates vary depending on the currency being borrowed. The weighted average interest rates on the US and non-US short-term borrowings were 5.45% and 5.24% at August 31, 1999 and 1998, respectively. The amount of unused available borrowings under such lines of credit was approximately $57.6 million at August 31, 1999.

   Derivative Financial Instruments: As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt. The purpose of these swaps is to protect the Company from the effect of an increase in interest rates. The interest rate swap agreements in place at August 31, 1999 effectively convert $436.8 million of the Company's variable rate debt to a weighted average fixed rate of 5.03%. The swap agreements expire on varying dates through 2006. The accompanying Consolidated Balance Sheet at August 31, 1999 does not reflect a value for these swap agreements.

   The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual US Dollar cash flows resulting from the sale and purchase of products in foreign currencies will be adversely affected by changes in exchange rates. In addition, the Company seeks to manage the impact of foreign currency fluctuations related to the repayment of intercompany borrowings and, to a lessor degree, the impact of foreign currency fluctuations on the net assets of foreign subsidiaries. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. The Company uses forward exchange contracts to hedge certain firm purchase and sales commitments and the related receivables and payables including other third party or intercompany foreign currency transactions. Cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European currencies. The net realized and unrealized gains or losses on forward contracts deferred at August 31, 1999 were negligible. The Company also uses borrowings under long-term foreign currency loans to partially hedge against declines in the value of net investments in certain foreign subsidiaries.

   The counterparties to these financial instruments consist of major financial institutions with investment grade or better credit ratings. The Company does not expect any losses from nonperformance by these counterparties.

   Adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in fiscal 2001 will require the Company to record these instruments at their fair values. See Note A--"Summary of Significant Accounting Policies--New Accounting Pronouncements."

   Fair Values of Financial Instruments: The fair value of the Company's $200.0 million Senior Subordinated Notes due 2009 is estimated based on quoted market prices. At August 31, 1999, the fair value of those notes was estimated to be approximately $189.0 million. At August 31, 1999, the fair value of the Company's $50.0 million Senior Promissory Notes due March 8, 2001 was $50.7 million based on current market interest rates of similar debt instruments.

   The fair value of the Company's short-term borrowings and other long-term debt approximated book value as of August 31, 1999 and 1998 due to their short-term nature and the fact that the interest rates approximated year-end market rates of interest. The fair value of debt instruments is calculated by discounting the cash flow of

                              APPLIED POWER INC.

such obligations using the market interest rates for similar instruments. If the Company were to terminate its interest rate swap agreements, the Company would have received $3.5 million at August 31, 1999, and would have had to pay $4.2 million at August 31, 1998. The Company had no foreign currency contracts in place at August 31, 1999.

   Aggregate Maturities: Long-term debt principal outstanding at August 31, 1999 is payable as follows: none in fiscal 2000; $11.8 million in fiscal 2001; none in fiscal 2002; $24.3 million in fiscal 2003; $522.3 million in fiscal 2004 and $250.0 million thereafter.

   The Company paid $61.5 million, $24.8 million and $15.5 million for financing costs in fiscal 1999, 1998 and 1997, respectively.

Note H--Leases

   The Company leases certain facilities, computers, equipment and vehicles under various lease agreements generally over periods of one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions which enable the Company to renew the lease based upon the fair values on the date of expiration of the initial lease.

   Future obligations on non-cancelable operating leases in effect at August 31, 1999 are: $28.9 million in fiscal 2000; $25.1 million in fiscal 2001; $29.9 million in fiscal 2002; $20.2 million in fiscal 2003; $16.3 million in fiscal 2004 and $131.9 million thereafter.

   Total rental expense under operating leases was $28.6 million, $20.1 million and $14.4 million in fiscal 1999, 1998 and 1997, respectively.

Note I--Stock Option Plans

   At August 31, 1999, a total of 8,715,638 shares of Class A Common Stock were authorized for issuance under the Company's employee and director stock option plans (including the assumed ZERO stock options described below), of which a total of 3,633,879 have been issued through exercises of option grants. At August 31, 1999, 5,081,759 shares were reserved for issuance under the plans, consisting of 2,548,290 shares subject to outstanding options and 2,533,469 shares available for further grants.

   Employee Plans: On January 8, 1997, shareholders of the Company approved the adoption of the Applied Power Inc. 1996 Stock Plan (the "1996 Plan"). Previously, the Company had three nonqualified stock option plans for employees--the 1985, 1987 and 1990 plans. No further options may be granted under the 1985, 1987 or 1990 plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. Under the terms of the 1996 Plan, options may be granted to officers and key employees. Options generally have a maximum term of ten years and an exercise price equal to 100% of the fair market value of a share of the Company's common stock at the date of grant. Options generally vest 50% after two years and 100% after five years.

   In connection with the merger occurring in fiscal 1998 (see Note B-- "Merger, Acquisitions and Divestitures"), all of the options outstanding under the former ZERO stock option plans were assumed by the Company and converted into options to purchase shares of the Company's Class A Common Stock on terms adjusted to reflect the merger exchange ratio. Options to acquire a total of 735,767 ZERO shares were converted into options to acquire a total of 625,402 Company shares. These options, as so adjusted, retain all of the rights, terms and conditions of the respective plans under which they were originally granted.

                              APPLIED POWER INC.

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

   A summary of option activity under the employee plans is as follows:

                                                                        Weighted
                                                                        Average
                                                             Number of  Exercise
                                                              Shares     Price
                                                             ---------  --------
      Outstanding at August 31, 1996........................ 3,198,520   $11.37
        Granted.............................................   642,865    19.61
        Exercised...........................................  (502,379)   11.16
        Cancelled...........................................   (87,396)   14.51
                                                             ---------   ------
      Outstanding at August 31, 1997........................ 3,251,610   $12.91
      Effect of ZERO excluded period (Note A)...............   (84,797)     --
        Granted.............................................   467,644    32.27
        Exercised...........................................  (721,160)   13.01
        Cancelled...........................................  (133,591)   18.85
                                                             ---------   ------
      Outstanding at August 31, 1998........................ 2,779,706   $15.72
        Granted.............................................   646,230    27.45
        Exercised...........................................  (539,138)   14.82
        Cancelled...........................................  (401,508)   26.57
                                                             ---------   ------
      Outstanding at August 31, 1999........................ 2,485,290   $17.27
                                                             ---------   ------
      Exercisable at August 31, 1999........................ 1,499,045   $11.74
                                                             =========   ======

   The following table summarizes information concerning currently outstanding and exercisable options:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
          Range of        August 31,   Remaining  Average  August 31,  Average
          Exercise        1999 Number Contractual Exercise 1999 Number Exercise
           Prices         Outstanding    Life      Price   Exercisable  Price
          --------        ----------- ----------- -------- ----------- --------
         $6.75- $8.38        550,288      2.5      $ 8.04     550,288   $ 8.04
         $8.56-$10.69        534,932      2.5      $ 9.75     534,932   $ 9.75
        $11.13-$17.75        529,309      6.1      $15.93     283,659   $15.85
        $18.09-$27.72        569,215      8.1      $26.31      90,211   $23.29
        $31.63-$37.66        301,546      7.9      $32.78      39,955   $34.27
                           ---------      ---      ------   ---------   ------
         $6.75-$37.66      2,485,290      5.2      $17.27   1,499,045   $11.74
                           =========      ===      ======   =========   ======

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

                              APPLIED POWER INC.

accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below:

                                                         1999    1998    1997
                                                        ------- ------- -------
      Net Earnings--as reported........................ $79,397 $26,687 $57,925
      Net Earnings--pro forma..........................  77,981  25,592  56,946

      Basic Earnings Per Share--as reported............ $  2.04 $  0.70 $  1.53
      Basic Earnings Per Share--pro forma..............    2.01    0.67    1.50

      Diluted Earnings Per Share--as reported.......... $  1.98 $  0.66 $  1.47
      Diluted Earnings Per Share--pro forma............    1.94    0.64    1.45

   The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

   The fair value of Applied Power stock options used to compute pro forma net earnings and pro forma earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The weighted average fair values per share of options granted in fiscal 1999, 1998 and 1997 are $10.37, $11.54 and $4.90, respectively. The following weighted average assumptions were used in completing the model:

                                                     1999      1998      1997
                                                   --------- --------- ---------
      Dividend yield..............................     0.20%     0.24%     0.33%
      Expected volatility.........................     31.9%     23.5%     19.0%
      Risk-free rate of return....................      6.4%      5.5%      6.3%
      Expected life............................... 4.7 years 5.6 years 5.0 years

   Outside Director Plan: Annually, each outside director is granted stock options to purchase 3,000 shares of Company common stock at a price equal to the market price of the underlying stock on the date of grant. The number of shares granted was increased in 1997, from 2,000 shares, by an amendment to the plan adopted on October 31, 1996. As required by SFAS No. 123, these options resulted in compensation expense in the accompanying Consolidated Statement of Earnings. Total compensation expense related to Director stock options was not material in each year presented. A maximum of 120,000 shares may be issued under this plan. Director stock options completely vest 11 months after date of grant.

   A summary of option activity under this plan is as follows:

                                                      Number of Weighted Average
                                                       Shares    Exercise Price
                                                      --------- ----------------
      Outstanding at August 31, 1996.................   50,000       $10.77
        Granted......................................   15,000        19.44
        Cancelled....................................   (4,000)        8.42
                                                       -------       ------
      Outstanding at August 31, 1997.................   61,000       $13.03
        Granted......................................   15,000        34.50
        Exercised....................................  (14,000)       10.09
                                                       -------       ------
      Outstanding at August 31, 1998.................   62,000       $18.88
        Granted......................................   15,000        37.06
        Exercised....................................  (14,000)       10.09
                                                       -------       ------
      Outstanding at August 31, 1999.................   63,000       $25.17
                                                       -------       ------
      Exercisable at August 31, 1999.................   48,000       $21.45
                                                       =======       ======

                              APPLIED POWER INC.

Note J--Employee Benefit Plans

   Defined Benefit Pension and Other Postretirement Benefit Plans--The Company provides defined benefit pension and other postretirement benefits to certain employees of businesses acquired by APW who were entitled to those benefits prior to acquisition. The following tables provide a reconciliation of benefit obligations, plan assets, funded status and net periodic benefit cost for those plans:

                            Versa/Tek                               Other
                             Pension             VERO          Postretirement
                            Benefits       Pension Benefits       Benefits
                         ----------------  ------------------  ----------------
                          1999     1998      1999      1998     1999     1998
                         -------  -------  --------  --------  -------  -------
Change in benefit
 obligation--

Benefit obligation at
 beginning of year...... $11,416  $   --   $ 50,698  $    --   $ 5,224  $ 4,661
Service cost............      81      409     2,497       --        19       18
Interest cost...........     787      786     3,315       --       354      363
Amendments..............     --    (1,890)      --        --       --       --
Curtailment gain........     --      (554)      --        --       --       (34)
Acquisition.............     --    11,605       --     50,698      --       230
Translation difference..     --       --     (1,030)      --       --       --
Employee contributions..     --       --      1,071       --       --       --
Actuarial (gain)/loss...    (213)   1,523     9,553       --       639      324
Benefits paid...........    (974)    (463)   (2,429)      --      (364)    (338)
                         -------  -------  --------  --------  -------  -------
Benefit obligation at
 end of year............ $11,097  $11,416  $ 63,675  $ 50,698  $ 5,872  $ 5,224
                         =======  =======  ========  ========  =======  =======
Change in plan assets--

Fair value of plan
 assets at beginning of
 year................... $12,086  $   --   $ 39,938  $    --   $   --   $   --
Actual return on plan
 assets.................   1,006       38     6,709       --       --       --
Acquisition.............     --    12,099       --     39,938      --       --
Company contributions...     129      342     2,262       --       --       --
Employee contributions..     --       --      1,071       --       --       --
Translation difference..     --       --       (792)      --       --       --
Benefits paid from plan
 assets.................    (897)    (393)   (2,429)      --       --       --
                         -------  -------  --------  --------  -------  -------
Fair value of plan
 assets
 at end of year......... $12,324  $12,086  $ 46,759  $ 39,938  $   --   $   --
                         =======  =======  ========  ========  =======  =======
Funded status of the
 plans.................. $ 1,227  $   670  $(16,916) $(10,760) $(5,872) $(5,224)
Unrecognized net
 loss/(gain)............     411      567     5,993       --    (2,828)  (4,445)
                         -------  -------  --------  --------  -------  -------
Prepaid (accrued)
 benefit cost........... $ 1,638  $ 1,237  $(10,923) $(10,760) $(8,700) $(9,669)
                         =======  =======  ========  ========  =======  =======
Weighted-average
 assumptions as of
 August 31--
Discount rate...........    7.75%    7.00%     5.80%     6.30%    7.75%    7.00%
Expected return on plan
 assets.................    8.50%    8.50%     7.50%     8.00%
Rate of compensation
 increase...............  Frozen     5.00%     3.80%     3.90%

                              APPLIED POWER INC.

                                                                       Other
                             Versa/Tek              VERO          Postretirement
                          Pension Benefits    Pension Benefits       Benefits
                         -------------------- ------------------ -------------------
                          1999    1998   1997  1999    1998 1997 1999   1998   1997
                         -------  -----  ---- -------  ---- ---- -----  -----  -----
Components of net
 periodic benefit
 cost--

Service cost............ $    81  $ 409  $--  $ 3,569  $--  $--  $  19  $  18  $   5
Employee contributions..     --     --    --   (1,071)  --   --    --     --     --
Interest cost...........     787    786   --    3,315   --   --    354    363    353
Expected return on
 assets.................  (1,064)  (972)  --   (3,189)  --   --    --     --     --
Amortization of
 actuarial (gain)/loss..       1    --    --      --    --   --   (294)  (331)  (305)
                         -------  -----  ---- -------  ---- ---- -----  -----  -----
Benefit cost (credit)... $  (195) $ 223  $--  $ 2,624  $--  $--  $  79  $  50  $  53
                         =======  =====  ==== =======  ==== ==== =====  =====  =====

   At August 31, 1999, the Versa/Tek pension benefits consist of three plans covering certain legacy Versa/Tek employees and executives. On March 31, 1999, the Versa/Tek Hourly Plan was merged into the Versa/Tek Salaried Plan, resulting in no change to the aggregate funding status of the two plans. In fiscal 1998, the Company amended the plans to freeze the accumulation of benefits. This change resulted in a decrease of approximately $1.9 million in the projected benefit obligation. In March 1998, a $0.6 million curtailment gain was incurred associated with the sale of the Moxness operation. The Company makes actuarially determined contributions to a trust fund of the funded plans which represents the maximum allowable for deduction in determination of Federal taxable income. Trust assets consist primarily of participating units in common stock and bond funds. The Company assumed the prepaid benefit cost via acquisition of Versa/Tek in October of 1997.

   The VERO pension benefits consist of two plans which cover the majority of VERO's United Kingdom employees, executives and directors. The assets of the plans are held in a separately administered trust and contributions are determined based on triennial actuarial valuations using the projected unit credit funding method. The Company assumed the accrued benefit obligation upon acquisition of VERO in June of 1998.

   APW employees (and their dependents) who retired before February 1, 1994 have the option of being covered by one of several medical plans. Deferred vested employees who terminated employment before February 1, 1994 are also eligible for this postretirement benefit. In addition, retiree life insurance is available to all employees hired before 1988. Most individuals receiving postretirement health care and life insurance benefits under the above programs are required to make monthly contributions to defray a portion of the cost. Retiree contributions are adjusted annually. Retirees currently do not contribute toward the cost of life insurance. The accounting for retiree health care benefits assumes retirees will continue to contribute toward the cost of such benefits.

   The health care cost trend rate used in the actuarial calculations was 9.4%, trending downward to 6.5% by the year 2009, and remaining level thereafter. A one percentage-point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by approximately $0.4 million and would not have a material effect on aggregate service and interest cost components.

   Defined Contribution Benefit Plans--Effective January 1, 1998, the Company merged its former Employee Savings Plan with the Applied Power Inc. Employee Stock Ownership Plan to create a single retirement program for eligible US employees--the APW 401(k) Plan (the "401(k) Plan"). Substantially all of the Company's full-time US employees are eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, the plan administrator acquires shares of Class A Common Stock on the open market and allocates such shares to accounts set aside for Company employees' retirements. Company core contributions generally equal 3% of each employees' annual cash compensation, subject to IRS limitations. Additionally, employees generally may

                              APPLIED POWER INC.

contribute up to 15% of their base compensation. The Company also matches approximately 25% of each employee's contribution up to the participant's first 6% of earnings.

   In addition to the APW 401(k) Plan, the Company maintains the ZERO Corporation Retirement Savings Plan which covers substantially all full-time US employees at former ZERO Corporation business units who have completed one full year of service. Under the provisions of this plan, the Company makes core contributions to employees' retirement accounts based upon percentages of eligible employees' compensation, eligible employees may contribute a percentage of their pre-tax compensation, subject to certain limitations, and the Company matches a portion of the employee contributions up to 5% of the participant's compensation for the period.

   During the years ended August 31, 1999, 1998 and 1997, pre-tax expense related to the above defined contribution plans was approximately $8.5 million, $6.0 million and $5.7 million, respectively.

   Non-US Benefit Plans--The Company contributes to a number of retirement programs for employees outside the United States. Pension expense under these programs amounted to approximately $3.0 million, $2.3 million and $1.4 million in fiscal 1999, 1998 and 1997, respectively. These plans are not required to report to US governmental agencies under the Employee Retirement Income Security Act of 1974 and, therefore, the Company does not determine the actuarial value of accumulated plan benefits or net assets available for benefits.

Note K--Income Taxes

   Income tax expense consists of the following (in thousands):

                                                        1999    1998     1997
                                                       ------- -------  -------
      Currently Payable:
        Federal....................................... $22,178 $25,323  $23,607
        Foreign.......................................  14,837   9,626    5,015
        State.........................................   3,886   4,257    3,260
                                                       ------- -------  -------
      Subtotals.......................................  40,901  39,206   31,882
                                                       ------- -------  -------
      Deferred:
        Federal.......................................   5,883  (8,887)    (488)
        Foreign.......................................     495   1,007       87
        State.........................................      75    (628)    (182)
                                                       ------- -------  -------
      Subtotals.......................................   6,453  (8,508)    (583)
                                                       ------- -------  -------
      Totals.......................................... $47,354 $30,698  $31,299
                                                       ======= =======  =======

   Income tax expense differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the US statutory rate to the effective tax rate follows:

                                                                 Percent of
                                                                  Pre-tax
                                                                  Earnings
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
      Federal statutory rate.................................. 35.0% 35.0% 35.0%
      State income taxes, net of Federal effect...............  1.6   4.1   2.5
      Non-deductible amortization and other expenses..........  4.9  12.1   1.0
      Net effects of foreign tax rates and credits............ (4.7)  5.7  (3.1)
      Other items.............................................  0.6  (3.4) (0.3)
                                                               ----  ----  ----
      Effective Tax Rate...................................... 37.4% 53.5% 35.1%
                                                               ====  ====  ====

                              APPLIED POWER INC.

   Temporary differences and carryforwards which gave rise to the deferred tax assets and liabilities included the following items:

                                                                 August 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
      Deferred income tax assets:
        Operating loss and state tax credit carryforwards..... $ 6,833  $ 5,846
        Compensation and other employee benefits..............  14,489   15,803
        Inventory items.......................................   7,711   15,012
        Restructuring expenses................................   5,890    6,012
        Deferred income.......................................     664      700
        Book reserves and other items.........................   4,326    6,599
                                                               -------  -------
                                                                39,913   49,972
        Valuation allowance...................................  (6,833)  (5,846)
                                                               -------  -------
                                                                33,080   44,126
                                                               -------  -------
      Deferred income tax liabilities:
        Depreciation and amortization.........................  26,976   27,496
        Inventory items.......................................   3,120    3,342
        Other items...........................................   2,793    6,448
                                                               -------  -------
                                                                32,889   37,286
                                                               -------  -------
      Net Deferred Income Taxes............................... $   191  $ 6,840
                                                               =======  =======

   The valuation allowance represents a reserve for foreign and domestic operating loss and state tax credit carryforwards for which utilization is uncertain. The increase in the valuation allowance represents the current year increase in such loss carryforwards. The majority of the foreign losses may be carried forward indefinitely. The state loss carryforwards expire in various years through 2014.

   Income taxes paid during fiscal 1999, 1998 and 1997 were $37.2 million, $49.7 million and $32.4 million, respectively.

   The Company's policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the US. Accordingly, the Company does not currently provide for the additional US and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to approximately $118.8 million at August 31, 1999. If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $5.9 million would have been necessary as of August 31, 1999.

   Earnings from continuing operations before income taxes from non-US operations were $50.0 million, $15.4 million and $10.5 million for 1999, 1998 and 1997, respectively.

Note L--Business Segment, Geographic and Customer Information

   In fiscal 1999, the Company adopted SFAS No. 131, which establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. Operating segment information for fiscal 1998 and 1997 have been restated to conform with the requirements of SFAS No. 131.

                              APPLIED POWER INC.

   Effective May 1999, the Company is organized and managed along the lines of its two product segments: Electronics and Industrial. Electronics is the previous Enclosure Products and Systems segment plus the McLean Thermal Management units and the Eder Industries unit, both formerly included in the Engineered Solutions segment. Industrial consists of the previous Tools and Supplies segment combined with the remaining units of the Engineered Solutions segment. Prior period segment information has been restated to reflect this realignment of business segments.

   Electronics supplies electronic enclosures, power supplies, thermal systems, backplanes, and cabling either as individual products, or as an integrated system incorporating certain of the Company's product design, supply chain management, assembly and test capabilities. Industrial provides both standard and customized industrial and electrical tools and accessories along with components and systems using thermal management, hydraulic, actuation and vibration control technologies through a world-wide distribution system into a variety of niche markets. The accounting policies of the reportable segments are the same as those described in the "Summary of Significant Accounting Policies" in Note A. Sales between business segments and geographic areas are insignificant and are accounted for at prices intended to yield a reasonable return to the selling affiliate.

   The following table summarizes financial information by reportable segment. The information for Earnings Before Income Tax Expense includes the effects of the Merger, restructuring and other non-recurring items discussed in Note F-- "Merger, Restructuring and Other Non-recurring Items." Fiscal 1999 Industrial segment results include the $7.8 million pre-tax charge related to a contract termination. The $69.4 million restructuring and merger charge from fiscal 1998 was allocated by segment as follows: $17.7 million in the Electronics segment, $36.0 million in the Industrial segment and $15.7 million in General corporate and other. The $4.5 million asset impairment charge from fiscal 1998 was reported in the Industrial segment. Earnings Before Income Tax Expense for each reportable segment and geographic region does not include general corporate expenses, interest expense or currency exchange adjustments.

                                                  1999        1998       1997
                                               ----------  ----------  --------
      Net Sales:
        Electronics........................... $1,055,338  $  593,210  $375,318
        Industrial............................    695,704     637,479   522,440
                                               ----------  ----------  --------
          Totals.............................. $1,751,042  $1,230,689  $897,758
                                               ==========  ==========  ========

      Earnings Before Income Tax Expense:
        Electronics........................... $   90,263  $   62,050  $ 65,890
        Industrial............................    111,533      46,939    50,903
        General corporate and other...........    (75,045)    (51,604)  (27,569)
                                               ----------  ----------  --------
          Totals.............................. $  126,751  $   57,385  $ 89,224
                                               ==========  ==========  ========

      Depreciation and Amortization:
        Electronics........................... $   50,510  $   22,728  $ 11,286
        Industrial............................     25,678      24,207    19,640
        General corporate and other...........        502         635       186
                                               ----------  ----------  --------
          Totals.............................. $   76,690  $   47,570  $ 31,112
                                               ==========  ==========  ========

      Capital Expenditures:
        Electronics........................... $   43,017  $   31,613  $ 17,729
        Industrial............................     22,686      24,820    15,433
        General corporate and other...........        199         394       301
                                               ----------  ----------  --------
          Totals.............................. $   65,902  $   56,827  $ 33,463
                                               ==========  ==========  ========

                              APPLIED POWER INC.

                                                           August 31,
                                                 ------------------------------
                                                    1999       1998      1997
                                                 ---------- ---------- --------
      Assets:
        Electronics............................. $1,127,911 $  673,386 $242,322
        Industrial..............................    433,731    437,317  358,086
        General corporate and other.............     63,204     64,019   49,138
                                                 ---------- ---------- --------
          Totals................................ $1,624,846 $1,174,722 $649,546
                                                 ========== ========== ========

   The following table summarizes financial information by geographic region. The information for Earnings Before Income Tax Expense includes the effects of the Merger, restructuring and other non-recurring items discussed in Note F-- "Merger, Restructuring and Other Non-recurring Items." Fiscal 1999 North America results include the $7.8 million pre-tax charge related to a contract termination. The $69.4 million restructuring and merger charge from fiscal 1998 was allocated by geographic region as follows: $39.9 million in North America, $7.7 million in Europe, $4.3 million in Japan and Asia Pacific, $1.8 million in Latin America and $15.7 million in General corporate and other. The $4.5 million asset impairment charge from fiscal 1998 was reported in the Europe region.

                                                  1999        1998       1997
                                               ----------  ----------  --------
      Net Sales:
        North America........................  $1,044,056  $  895,355  $653,333
        Europe...............................     664,241     284,189   180,995
        Japan and Asia Pacific...............      31,485      37,588    51,962
        Latin America........................      11,259      13,557    11,468
                                               ----------  ----------  --------
          Totals.............................  $1,751,041  $1,230,689  $897,758
                                               ==========  ==========  ========

      Earnings Before Income Tax Expense:
        North America........................  $  135,063  $   91,511  $103,599
        Europe...............................      64,220      20,474    15,818
        Japan and Asia Pacific...............       2,412      (1,250)   (1,121)
        Latin America........................         461      (1,746)   (1,503)
        General corporate and other..........     (75,045)    (51,604)  (27,569)
                                               ----------  ----------  --------
          Totals.............................  $  126,751  $   57,385  $ 89,224
                                               ==========  ==========  ========

                                                         August 31,
                                               --------------------------------
                                                  1999        1998       1997
                                               ----------  ----------  --------
      Assets:
        North America........................  $  715,609  $  688,113  $430,838
        Europe...............................     821,048     390,588   125,874
        Japan and Asia Pacific...............      20,206      24,412    33,669
        Latin America........................       4,779       7,590    10,027
        General corporate and other..........      63,204      64,019    49,138
                                               ----------  ----------  --------
          Totals.............................  $1,624,846  $1,174,722  $649,546
                                               ==========  ==========  ========

   Corporate assets, which are not allocated, represent principally cash and deferred income taxes.

   No single customer accounted for more than 5% of total net sales in 1999, 1998 or 1997. Export sales from domestic operations were less than 3% of total net sales in each of the periods presented.

                              APPLIED POWER INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

Note M--Contingencies and Litigation

   The Company had outstanding letters of credit totaling $1.9 million and $6.6 million at August 31, 1999 and 1998, respectively. The letters of credit generally serve as collateral for liabilities included in the Consolidated Balance Sheet.

   The Company is a party to various legal proceedings which have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor, patent claims and commission disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and such loss can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

   The Company has facilities at numerous geographic locations which are subject to a range of environmental laws and regulations. Environmental costs are expensed or capitalized depending on their future economic benefits. Expenditures that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental expenditures over the last three years have not been material. Although the level of future expenditures for environmental remediation is impossible to determine with any degree of certainty, it is management's opinion that such costs will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Environmental remediation accruals of $3.1 million and $4.0 million were included in the Consolidated Balance Sheet at August 31, 1999 and 1998, respectively.

Note N--Subsequent Events

   In September 1999, the Company announced that it was exploring strategic alternatives relating to the Industrial segment, including a possible sale of the segment. These alternatives with the Industrial group would enable the Company and its shareholders to focus on the strong potential of the Electronics segment. Sale of the Industrial segment is conditional on any potential transaction meeting structural and valuation criteria and would be subject to normal required approvals.

SUPPLEMENTARY DATA

   Unaudited quarterly financial data for the Company for 1999 and 1998 is included in Item 8--"Financial Statements and Supplementary Data."

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Directors of Applied Power Inc.:

   Our audits of the consolidated financial statements referred to in our report dated September 29, 1999 appearing on page 26 of this Form 10-K also included an audit of the information as of and for the years ended August 31, 1999 and 1998, respectively, set forth in the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein as of and for the years ended August 31, 1999 and 1998 when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
September 29, 1999

                      APPLIED POWER INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

                                                  Additions      Deductions
                                             ------------------- -----------
                                     Effect                       Accounts
                         Balance at    of    Charged to          Written Off         Balance
                         Beginning  Excluded Costs and    Net       Less             at End
      Description        of Period  Activity  Expenses  Acquired Recoveries  Other  of Period
      -----------        ---------- -------- ---------- -------- ----------- -----  ---------

 Deduct from assets to
 Which they apply:


Allowance for losses--
 trade accounts
 receivable
August 31, 1999.........  $ 6,758     $--     $ 1,796    $1,254    $ 2,208   $   7   $ 7,607
                          =======     ====    =======    ======    =======   =====   =======
August 31, 1998.........  $ 4,936     $ 74    $ 3,018    $  722    $ 1,485   $(507)  $ 6,758
                          =======     ====    =======    ======    =======   =====   =======
August 31, 1997.........  $ 4,938     $--     $ 1,797    $  133    $ 1,623   $(309)  $ 4,936
                          =======     ====    =======    ======    =======   =====   =======
Allowance for losses--
 Inventory
August 31, 1999.........  $41,268     $--     $ 6,434    $1,609    $27,878   $(191)  $21,242
                          =======     ====    =======    ======    =======   =====   =======
August 31, 1998.........  $13,741     $415    $31,118    $5,612    $ 9,004   $(614)  $41,268
                          =======     ====    =======    ======    =======   =====   =======
August 31, 1997.........  $12,164     $--     $ 7,676    $  465    $ 6,120   $(444)  $13,741
                          =======     ====    =======    ======    =======   =====   =======

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Applied Power Inc.
                                          (Registrant)

Dated: December 6, 1999
                                               /s/ Robert C. Arzbaecher
                                          By: _________________________________
                                                    Robert C. Arzbaecher
                                                 Senior Vice President and
                                                  Chief Financial Officer

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

                 Signature                                     Title
                 ---------                                     -----


          /s/ Richard G. Sim                Chairman of the Board, President and Chief
___________________________________________   Executive Officer; Director
              Richard G. Sim

       /s/ Robert C. Arzbaecher             Senior Vice President and Chief Financial
___________________________________________   Officer (Principal Financial and
           Robert C. Arzbaecher               Accounting Officer)

        /s/ H. Richard Crowther             Director
___________________________________________
            H. Richard Crowther

          /s/ Jack L. Heckel                Director
___________________________________________
              Jack L. Heckel

        /s/ Richard A. Kashnow              Director
___________________________________________
            Richard A. Kashnow

        /s/ L. Dennis Kozlowski             Director
___________________________________________
            L. Dennis Kozlowski

         /s/ John J. McDonough              Director
___________________________________________
             John J. McDonough

--------
  *Each of the above signatures is affixed as of December 6, 1999.

                              APPLIED POWER INC.
                              (the "Registrant")
                         (Commission File No. 1-11288)

                          ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1999
                               INDEX TO EXHIBITS

                                                                                           Filed
 Exhibit              Description                 Incorporated Herein By Reference To     Herewith
 ------- ------------------------------------  ------------------------------------------ --------
   2.1   Agreement and Plan of Merger, dated   Exhibit (c)(1) to the Registrant's
         as of September 2, 1997, among        Tender Offer Statement on Schedule
         Applied Power Inc., TVPA Corp. and    14D-1 filed on September 5, 1997 (File No.
         Versa Technologies, Inc.              5-13342)

   2.2   (a) Agreement and Plan of Merger,     Appendix A to the Joint Proxy
         dated as of April 6, 1998, by and     Statement/Prospectus contained in
         among Applied Power Inc., ZERO        the Registrant's Registration Statement
         Corporation and STB Acquisition       on Form S-4 (File No. 333-58267)
         Corporation

         (b) Certified copy of Certificate of  Exhibit 2.2 to the Registrant's
         Merger of STB Acquisition             Form 8-K dated July 31, 1998
         Corporation with and into ZERO
         Corporation, dated July 31, 1998

   3.1   Restated Articles of Incorporation    Exhibit 4.1 to the Registrant's
         of the Registrant (dated as of        Registration Statement on Form S-8
         February 13, 1998)                    (File No. 333-46469)

   3.2   Amended and Restated Bylaws of the    Exhibit 3.2 to the Registrant's Form 10-K
         Registrant (effective as of January   for the fiscal year
         8, 1997)                              ended August 31, 1997
                                               ("1997 10-K")

   4  +

   4.1   Articles III, IV and V the Restated   See Exhibit 3.1 above
         Articles of Incorporation

   4.2   Agreement for Purchase and Sale,      Exhibit 19.2(a)-(g) to the Registrant's
         dated August 29, 1990, between        Form 10-Q for quarter ended May 31, 1991
         Minnesota Mining and Manufacturing
         Company and Applied Power Inc., and
         seven related Leases, each dated
         April 29, 1991, between Bernard
         Garland and Sheldon Garland, d/b/a
         Garland Enterprises, as Landlord,
         and Applied Power Inc., as Tenant


--------
   + Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled instruments, or any unfiled exhibits or schedules to filed instruments, defining the rights of security holders.

                                                                                            Filed
Exhibit              Description                  Incorporated Herein By Reference To      Herewith
-------  ------------------------------------ -------------------------------------------- --------
  4.3    (a) Indenture for Debt Securities of Exhibit 4.1 to the Registrant's Current
         Applied Power Inc. dated as of April Report on Form 8-K dated as of April 1, 1999
         1, 1999 (the "Indenture").           ("4/1/99 8-K")

         (b) Securities Resolution No. 1      Exhibit 4.2 to the 4/1/99 8-K
         pursuant to the Indenture relating
         to the 8.75% Senior Subordinated
         Notes due 2009.

  4.4    (a) Multicurrency Credit Agreement,  Exhibit 4.4 to the Registrant's Form 10-K
         dated as of October 14, 1998, among  for the fiscal year ended August 31, 1998
         Applied Power Inc. and Enerpac B.V., ("1998 10-K")
         as Borrowers, various financial
         institutions from time to time party
         thereto, as Lenders, The First
         National Bank of Chicago, as
         Syndication Agent, Societe Generale,
         as Documentation Agent, and Bank of
         America National Trust and Savings
         Association, as Administrative
         Agent, arranged by NationsBanc
         Montgomery Securities LLC

         (b) Form of Consent to Multicurrency Exhibit 4.1(b) to the Registrant's Form 10-Q
         Credit Agreement, dated as of        for the quarter ended February 28, 1999
         October 14, 1998, effective February
         3, 1999

  4.5    (a) Receivables Purchase Agreement,  Exhibit 4.1 to the Registrant's Form 10-Q
         dated as of November 20, 1997, among for quarter ended November 30, 1997
         Applied Power Credit Corporation as
         Seller, Applied Power Inc.
         individually and as Servicer and
         Barton Capital Corporation as
         Purchaser and Societe Generale as
         Agent

         (b) First Amendment to Receivables   Exhibit 4.5(b) to 1998 10-K
         Purchase Agreement dated as of
         August 28, 1998

         (c) Second Amendment to Receivables  Exhibit 4.2(c) to the Registrant's Form 10-Q
         Purchase Agreement dated as of       for quarter ended November 30, 1998
         December 18, 1998

 10.1*   Employment Agreement dated May 9,    Exhibit 10.1 to the Registrant's Form
         1994 between Applied Power Inc. and  10-K for fiscal year ended August 31, 1994
         Richard G. Sim (superseding
         Employment Agreement dated July 5,
         1985, as amended)

 10.2*   (a) Applied Power Inc. 1985 Stock    Exhibit 10.2(a) to the Registrant's Form
         Option Plan adopted by Board of      10-K for fiscal year ended August 31, 1989
         Directors on August 1, 1985 and      ("1989 10-K")
         approved by shareholders on January
         6, 1986, as amended ("1985 Plan")


--------
   * Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                                          Filed
Exhibit              Description                 Incorporated Herein By Reference To     Herewith
-------  ------------------------------------ ------------------------------------------ --------
         (b) Amendment to 1985 Plan adopted   Exhibit 10.2(b) to 1989 10-K
         by Board of Directors on November 8,
         1989 and approved by shareholders on
         January 13, 1990

         (c) Amendment to 1985 Plan adopted   Exhibit 10.2(c) to the Registrant's
         by Board of Directors on August 9,   Form 10-K for fiscal year
         1990                                 ended August 31, 1990
                                              ("1990 10-K")

         (d) Amendment to 1985 Plan adopted   Exhibit 10.2(d) to 1997 10-K
         by Board of Directors on May 8, 1997

 10.3*   (a) Applied Power Inc. 1987          Exhibit 10.8 to the Registrant's
         Nonqualified Stock Option Plan       Form 10-K for fiscal year
         adopted by Board of Directors on     ended August 31, 1987
         November 3, 1987 and approved by
         shareholders on January 7, 1988
         ("1987 Plan")

         (b) Amendment to 1987 Plan adopted   See Exhibit 10.2(b)
         by Board of Directors on November 8,
         1989 and approved by shareholders on
         January 13, 1990

         (c) Amendment to 1987 Plan adopted   Exhibit 10.3(c) to 1997 10-K
         by Board of Directors on May 8, 1997

 10.4*   (a) Applied Power Inc. 1990 Stock    Exhibit A to the Registrant's Proxy
         Option Plan adopted by Board of      Statement dated December 5,
         Directors on August 9, 1990 and      1990 for 1991 Annual Meeting of
         approved by shareholders on January  Shareholders
         7, 1991 ("1990 Plan")

         (b) Amendment to 1990 Plan adopted   Exhibit 10.5(b) to the Registrant's
         by Board of Directors on August 10,  Form 10-K for fiscal year
         1992 and approved by shareholders on ended August 31, 1992
         January 7, 1993

         (c) Amendment to 1990 Plan adopted   Exhibit 10.4(c) to 1997 10-K
         by Board of Directors on May 8, 1997

 10.5*   Description of Fiscal 1999           Exhibit 10.1 to the Registrant's Form 10-Q
         Management Bonus Arrangements        for the quarter ended November 30, 1998

 10.6*   Description of Fiscal 1998           Exhibit 10.6 to 1997 10-K
         Management Bonus Arrangements

 10.7*   (a) Applied Power Inc. 1989 Outside  Exhibit 10.7 to 1989 10-K
         Directors' Stock Option Plan adopted
         by Board of Directors on November 8,
         1989 and approved by shareholders on
         January 13, 1990 ("1989 Plan")


--------
   * Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                                   Filed
Exhibit              Description              Incorporated Herein By Reference To Herewith
-------  ------------------------------------ ----------------------------------- --------
         (b) Amendment to 1989 Plan adopted   Exhibit 10.7(b) to 1990 10-K
         by Board of Directors on November 9,
         1990 and approved by shareholders on
         January 7, 1991

         (c) Amendment to 1989 Plan adopted   Exhibit 10.7(c) to the Registrant's
         by Board of Directors on October 31, Form 10-K for fiscal year
         1996                                 ended August 31, 1996
                                              ("1996 10-K")

  10.8*  Outside Directors' Deferred          Exhibit 10.8 to the Registrant's
         Compensation Plan adopted by Board   Form 10-K for fiscal year
         of Directors on May 4, 1995          ended August 31, 1995

  10.9*  (a) 1996 Stock Plan adopted by Board Annex A to the Registrant's Proxy
         of Directors on August 8, 1996 and   Statement dated November 19,
         proposed for shareholder approval on 1996 for 1997 Annual Meeting
         January 8, 1997                      of Shareholders

         (b) Amendment to 1996 Stock Plan     Exhibit 10.10(b) to 1997 10-K
         adopted by Board of Directors on May
         8, 1997

 10.10* Executive Deferred Compensation Plan Exhibit 10.11 to 1996 10-K adopted by Board of Directors on October 31, 1996

    21   Subsidiaries of the Registrant                                               X

  23.1   Consent of Deloitte & Touche LLP                                             X

  23.2   Consent of PricewaterhouseCoopers
         LLP                                                                          X

    24   Power of Attorney                    See Signature Page of this report

  27.1   Financial Data Schedule                                                      X





--------
   * Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.