Form 10-K/A
period 1998-08-31
APPLIED POWER INC
filed 1999-12-08
CIK 6955

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

[  X  ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 1998
                                      OR

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

                       N22 W23685 Ridgeview Parkway West
                        Waukesha, Wisconsin, 53188-1013
           Mailing address: P.O. Box 325, Milwaukee, Wisconsin 53201
                   (Address of principal executive offices)

                                (262) 523-7600
             (Registrant's telephone number, including area code)

         Securities  registered pursuant to Section 12(b) of the Act:

      Class A Common Stock,                         New York Stock Exchange
      $.20 par value per share                      (Name of each exchange on
      (Title of each class)                         which registered)

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

This Form 10-K/A (Amendment No. 1) contains the full text of Applied Power Inc.'s Form 10-K for the fiscal year ended August 31, 1998, as amended, to reflect amendments in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) in Part II of this report.

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

Environmental Compliance

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Compliance with these laws has and will require expenditures on a continuing basis. The Company has been identified by the United States Environmental Protection Agency as a "Potentially Responsible Party" regarding various multi-party Superfund sites. Based on its investigations, the Company believes it is a de minimis participant in each case, and that any liability which may be incurred as a result of its involvement with such Superfund sites, taken together with its expenditures for environmental compliance, will not have a material adverse effect on its financial position. Environmental costs are expensed or capitalized depending on their future economic benefits. Expenditures that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental expenditures over the last three years have not been material. Although the level of future expenditures for environmental remediation is impossible to determine with any degree of certainty, it is management's opinion that such costs are not presently expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. Environmental remediation accruals of $4,049 and $1,608 were included in the Consolidated Balance Sheet at August 31 , 1998 and 1997, respectively. For further information, refer to Note O "Contingencies and Litigation" in Notes to Consolidated Financial Statements.

Item 2. Properties

The following table summarizes the principal manufacturing, warehouse and office facilities owned or leased by the Company:


Location and Business                                              Size (sq. feet)           Owned/Leased
---------------------------------------------------------------------------------------------------------
ENCLOSURE PRODUCTS AND SYSTEMS
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


Location and Business                                              Size (sq. feet)         Owned/Leased
---------------------------------------------------------------------------------------------------------
ENGINEERED SOLUTIONS
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

TOOLS AND SUPPLIES
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

Item 3. Legal Proceedings

The Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor and patent claims. (For further information related to environmental claims, refer to the section titled "Environmental Compliance" in Item 1). The Company has recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when the occurrence of loss is probable and can be reasonably estimated. In the opinion of management, the resolution of these contingencies is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows. For further information, refer to Note O--"Contingencies and Litigation" in Notes to Consolidated Financial Statements.

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

The Company's common stock is traded on the New York Stock Exchange under the symbol APW. At October 30, 1998, the approximate number of record shareholders of common stock was 4,865. The high and low sales prices of the common stock by quarter for each of the past two years (adjusted to reflect the 1998 stock split) are as follows:

 FISCAL YEAR                   PERIOD                   HIGH             LOW
-------------        --------------------------       ---------       ----------
    1998             June 1 to August 31              $ 38            $ 24 3/4
                     March 1 to May 31                  40              33 1/2
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

(In Millions, except per share amounts)

                                                                 For the years ended August 31,
                                            -------------------------------------------------------------------------
                                             1998 (1)        1997 (1)        1996 (1)        1995 (1)       1994 (1)
                                            -----------     -----------      ---------      -----------    ----------
Net Sales                                    $ 1,230.7        $ 897.8       $  777.5         $  706.8       $ 605.5
Gross Profit                                     395.0          327.2          290.5            263.0         219.4
Earnings(Loss)
     Continuing Operations                        26.7(2)(3)     57.9           50.7             39.8          29.7
     Discontinued Operations                         -              -              -                -          (0.4)
     Extraordinary Loss                              -              -              -             (4.9)            -
                                            -----------     -----------      ---------      -----------    ----------
     Net Earnings                            $    26.7        $  57.9       $   50.7         $   34.9       $  29.4

Basic Earnings(Loss) Per Share
     Continuing Operations                   $    0.70(2)(3)  $  1.53       $   1.26         $   0.99       $  0.75
     Discontinued Operations                         -              -              -                -         (0.01)
     Extraordinary Loss                              -              -              -            (0.12)            -
                                            -----------     -----------      ---------      -----------    ----------
     Net Earnings Per Share                  $    0.70        $  1.53       $   1.26         $   0.87       $  0.74

Diluted Earnings(Loss) Per Share
     Continuing Operations                   $    0.66(2)(3)  $  1.47       $    1.22        $   0.97       $  0.74
     Discontinued Operations                         -              -              -                -         (0.01)
     Extraordinary Loss                              -              -              -            (0.12)            -
                                            -----------     -----------      ---------      -----------    ----------
     Net Earnings Per Share (4)              $    0.66        $  1.47       $   1.22         $   0.85       $  0.73

Dividends Per Common Share                                                See (5) below

                                                                           August 31,
                                            -------------------------------------------------------------------------
                                               1998            1997            1996            1995          1994
                                            -----------     -----------      ---------      -----------    ----------
Total Assets                                 $ 1,174.7        $ 649.5       $  547.1         $  504.5       $ 476.1
Long-term Obligations                        $   512.6        $ 153.2       $  128.1         $   74.2       $  78.0
Shareholders' Equity                         $   341.9        $ 305.4       $  253.3         $  277.3       $ 243.8
Actual Shares Outstanding                         38.6           38.0           37.6             40.4          39.8

--------------
(1) Prior to the Merger, ZERO had a March 31 fiscal year end. The historical results have been combined using an August 31 year end for ZERO for the year ended August 31, 1998. For all prior periods, the results of operations and financial position reflect the combination of ZERO with a March 31 fiscal year end and the Company with an August 31 fiscal year end. Net sales and net income for ZERO for the period April 1, 1997 through August 31, 1997 (which results are not included in the historical combined results) were $107.2 and $7.9, respectively.
(2) Earnings from continuing operations in fiscal 1998 include a gain of approximately $4.6, $0.11 per share on a diluted basis, for special items recognized by ZERO.
(3) Earnings from continuing operations in fiscal 1998 include charges related to merger, restructuring and other non-recurring costs of $52.6, $1.31 per share on a diluted basis. See Note G - "Merger, Restructuring and Other Non-recurring Charges" in Notes to Consolidated Financial Statements.

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


--------------------------------------------------------------------------------------------------------------------
Results of Operations                               Years Ended August 31,             Percentage of Net Sales
--------------------------------------------------------------------------------------------------------------------
                                                  1998        1997        1996      1998        1997        1996
--------------------------------------------------------------------------------------------------------------------
Net Sales                                       $1,230.7     $897.8      $777.5    100.0%      100.0%      100.0%
Gross Profit                                       395.0      327.2       290.5     32.1        36.4        37.4
Operating Expenses                                 323.7      225.5       206.5     26.3        25.1        26.6
Operating Earnings                                  71.3      101.7        84.0      5.8        11.3        10.8
Other Expenses                                      13.9       12.5         6.6      1.1         1.4         0.8
Earnings Before Income Tax Expense                  57.4       89.2        77.4      4.7         9.9        10.0
Income Tax Expense                                  30.7       31.3        26.7      2.5         3.5         3.4
Net Earnings                                    $   26.7     $ 57.9      $ 50.7      2.2%        6.4%        6.6%
--------------------------------------------------------------------------------------------------------------------

Merger, Restructuring and Other Non-recurring Items
---------------------------------------------------

The Company recorded restructuring and other one-time charges in the fourth quarter of fiscal 1998 of $52.6, or $1.31 per share on a diluted basis. The pre-tax charges of $69.4 included costs associated with a number of initiatives, including: the ZERO merger and headquarters closing; rationalization of the Company's electronic enclosure manufacturing facilities and infrastructure; elimination of less profitable product lines and products across all three business segments; and the consolidation of certain support functions in the Tools and Supplies segment.

With respect to rationalization of its Enclosure Products and Systems segment, it is the Company's strategy to become the premier, global electronic enclosure manufacturer. In line with that strategy, the Company has completed eleven electronic enclosure acquisitions over the last two years, operating 34 facilities in 11 countries. As a result of the Company's rapid expansion into the electronic enclosure business, there are significant rationalization and integration opportunities within and between the acquired businesses. In late fiscal 1998, the Company formalized a plan to eliminate redundancies and streamline operations within these acquired businesses. These rationalization efforts include consolidating three facilities into one in the northeastern United States, the consolidation of production of several product lines between facilities, standardization of design and development functions, and other organizational realignments. As a result of this plan, the Company recorded $17.7 for related charges, including provisions of $4.5 for cost associated with employee severance, $4.9 related to the closing of facilities and $8.3 resulting from the write-off of discontinued inventory. The Company expects that the reorganization of its Enclosure Products and Systems segment will be largely complete in the first half of fiscal 1999.

Also in late fiscal 1998, the Company initiated aggressive programs, spanning all three of the Company's business segments, to eliminate or reduce product lines and items which were not generating sufficient economic return. The programs include the elimination of slow moving or marginal products and the entire exit of less productive product lines. As a result of these programs, the Company recorded a one-time $25.8 charge to Cost of products sold for the write-down of discontinued or obsolete inventory to estimated net realizable value. The Company expects its product line initiatives to be materially complete by the end of fiscal 1999.

Also in the fourth quarter of fiscal 1998, the Company adopted a plan to consolidate the headquarters functions of the Enerpac and Gardner Bender business units of the Tools and Supplies segment into a single headquarters in Glendale, Wisconsin and plans to reorganize and to combine certain North American and European facilities of the Company's Engineered Solutions segment. As a result of these initiatives, the Company recorded a charge of $36.0, including $6.4 related to employee severance payments, $7.0 in facility closure costs and operating lease obligations, $17.5 as a result of the inventory initiatives discussed above and $5.1 for, in two cases, the write-down of related goodwill in accordance with Statement of Financial Accounting Standard No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". For further information on the write-down of goodwill, see Note A - "Summary of Significant Accounting Policies". The Company expects that its Tools and Supplies and Engineered Solutions reorganization efforts will be substantially completed in fiscal 1999.

Lastly, in the fourth quarter of fiscal 1998, the Company recorded charges of $9.3 in ZERO merger costs and $6.4 for the closing of the ZERO headquarters and related severance expense. The closing of the ZERO headquarters was substantially completed in August 1998.

The Company anticipates that the above discussed initiatives will result in operating efficiencies, reduced overhead infrastructure, and the resulting financial benefit of improved operating margin and enhanced return on assets deployed, beginning in fiscal 1999.

The above programs resulted in total pre-tax charges of $69.4, including $13.6 for severance payments for a reduction of approximately 400 employees, of which a negligible amount was paid in fiscal 1998, and $9.3 in ZERO merger costs. In addition to the charges above, ZERO recognized a net gain of $4.6, $0.11 per share on a diluted basis, for special items relating to a gain from life insurance and sale of property offset by a $4.5 provision for the estimated loss on the sale of a subsidiary. The following table reconciles reported results to results of operations on an ongoing basis:


--------------------------------------------------------------------------------------------------------------------

Comparative Statement of Earnings                                      Year Ended August 31, 1998
--------------------------------------------------------------------------------------------------------------------

(In Thousands, except per share amounts)
                                                                                        Fourth            APW
                                                          APW          ZERO Non-       Quarter         Excluding
                                                           As          recurring       One-time         One-time
                                                        Reported         Items         Charges           Items
                                                     ---------------  --------------  -------------  ----------------
Net sales                                               $ 1,230,689   $      -        $      -         $ 1,230,689
Cost of products sold                                       835,716          -           (25,785)          809,931
                                                     --------------- --------------  ------------  ----------------
    Gross Profit                                            394,973          -            25,785           420,758

Engineering, selling and administrative expense             269,227          -            (9,019)          260,208
Amortization of intangible assets                            20,353          -            (5,062)           15,291
Provision for estimated loss on sale of subsidiary            4,500       (4,500)            -                 -
Restructuring charges                                        20,298          -           (20,298)              -
Merger related expenses                                       9,276          -            (9,276)              -
                                                     --------------- --------------  ------------  ----------------
    Operating Earnings                                       71,319        4,500          69,440           145,259

Other Expense (Income):
    Net financing costs                                      28,531          -               -              28,531
    Other - net                                             (14,597)      11,524             -              (3,073)
                                                     --------------- --------------  ------------  ----------------
Earnings Before Income Tax Expense                           57,385       (7,024)         69,440           119,801

Income Tax Expense                                           30,698       (2,438)         16,803            45,063
                                                     --------------- --------------  ------------  ----------------

Net Earnings                                            $    26,687   $   (4,586)     $   52,637       $    74,738
                                                     =============== ==============  =============  ================

Basic Earnings Per Share                                $      0.70   $    (0.12)     $     1.36       $      1.94
                                                     =============== ==============  =============  ================

    Weighted Average Common
        Shares Outstanding (000's)                           38,380       38,380          38,380            38,380

Diluted Earnings Per Share                              $      0.66   $     (0.11)    $     1.31       $      1.86
                                                     =============== ==============  =============  ================

    Weighted Average Common and
        Equivalent Shares Outstanding (000's)                40,174        40,174         40,174            40,174
--------------------------------------------------------------------------------------------------------------------

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform to the fiscal 1998 presentation, including, but not limited to, the reclassification of financial data previously reported in Tools and Supplies into Engineered Solutions.

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

-------------------------------------------------------------------------------------------------
                                           Sales                Percentage Change from Prior Year
-------------------------------------------------------------------------------------------------
Segment Sales                      1998      1997     1996      1998          1997          1996
-------------------------------------------------------------------------------------------------
Enclosure Products and Systems   $  482.4   $296.2   $190.1       63%           56%           25%
Engineered Solutions                432.0    312.3    308.9       38             1             4
Tools and Supplies                  316.3    289.3    278.5        9             4             9
-------------------------------------------------------------------------------------------------
Totals                           $1,230.7   $897.8   $777.5       37%           15%           10%
-------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------
                                           Sales                Percentage Change from Prior Year
-------------------------------------------------------------------------------------------------
Geographic Sales                   1998      1997     1996      1998          1997          1996
-------------------------------------------------------------------------------------------------
North America                    $  895.3   $653.3   $547.6       37%           20%           12%

Europe                              284.2    181.0    163.2       57             9             9
Japan and Asia Pacific               37.6     52.0     56.8      (28)           (8)            3
Latin America                        13.6     11.5      9.9       18            16           (18)
-------------------------------------------------------------------------------------------------
Totals                           $1,230.7   $897.8   $777.5       37%           15%           10%
-------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------------
Gross Profit Percentages By Segment                                1998               1997              1996
----------------------------------------------------------------------------------------------------------------
Enclosure Products and Systems                                    32.1%              39.4%             42.4%
Engineered Solutions                                              31.8               32.5              31.4
Tools and Supplies                                                32.5               37.6              40.5
----------------------------------------------------------------------------------------------------------------
Totals                                                            32.1%              36.4%             37.4%
----------------------------------------------------------------------------------------------------------------

The one-time charges that were recorded in the fourth quarter of fiscal 1998 negatively impacted gross profit by $25.8. These charges primarily relate to a decision to discontinue certain product lines and SKUs, principally within Tools and Supplies. To a lesser extent, charges were incurred to conform ZERO's product lines to the Company's. Excluding the impact of these charges, the gross profit percentages by segment would have been:

----------------------------------------------------------------------------------------------------------------
Gross Profit Percentages By Segment
(excluding one-time charges)                                      1998               1997              1996
----------------------------------------------------------------------------------------------------------------
Enclosure Products and Systems                                    33.8%              39.4%             42.4%
Engineered Solutions                                              32.5               32.5              31.4
Tools and Supplies                                                37.1               37.6              40.5
----------------------------------------------------------------------------------------------------------------
Totals                                                            34.2%              36.4%             37.4%
----------------------------------------------------------------------------------------------------------------

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

Operating Expenses

Operating expenses increased $98.1 in 1998, of which one-time charges represented $48.2. These one-time charges related to costs associated with the ZERO merger, goodwill impairment on two APW business units, and restructuring and downsizing efforts in all three business segments and a $4.5 write-down to reduce a ZERO subsidiary to its estimated realizable value. To a lesser extent, charges were incurred to reflect changes in ZERO accounting estimates.

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

Other Expense (Income)

--------------------------------------------------------------------------------------------------------------------
Other Expense (Income)                                                     1998            1997            1996
--------------------------------------------------------------------------------------------------------------------
Net financing costs                                                      $ 28.5          $ 16.2          $ 7.9
Other - net                                                               (14.6)           (3.7)          (1.3)
--------------------------------------------------------------------------------------------------------------------

The trend of increased net financing costs over the last three years is the result of increased debt levels following the Company's acquisitions during this period. For further information, see "Liquidity and Capital Resources" below.

"Other - net" includes foreign exchange gains and losses as well as miscellaneous other income and expenses. The Company recognized gains on the sale of two properties in 1998 totaling $11.6 and life insurance proceeds of $1.7. Additionally, in 1998 and 1997, the US Dollar strengthened against most other major currencies and the Company realized foreign exchange gains of $0.7 and $1.3, respectively, due to transactions denominated in currencies outside of the functional currencies of certain of its foreign units.

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

Cash Flow

In order to minimize interest expense, the Company intentionally maintains low cash balances and uses available cash to reduce short-term bank borrowings. Cash and cash equivalents decreased $25.6 in fiscal 1998 as compared to a $14.0 increase in fiscal 1997. Outstanding debt totaled $512.6 , $174.6 and $144.2 at August 31 of each of fiscal 1998, 1997 and 1996, respectively. Increased net borrowings in fiscal 1998 reflect incremental borrowings to fund acquisitions.

Net cash provided by operations, after considering non-cash items and changes in operating assets and liabilities, totaled $129.7 in fiscal 1998 as compared to $84.0 and $50.1 in fiscal 1997 and 1996, respectively. The increase in fiscal 1998 resulted primarily from a higher level of earnings before non-cash depreciation, amortization and restructuring expenses combined with a $64.1 reduction in working capital. The increase in cash provided by operations in fiscal 1997 over fiscal 1996 was a result of increased operating earnings before non-cash expenses.

Net cash used for investing activities was $452.0 in fiscal 1998 versus $104.3 and $50.1 in fiscal 1997 and 1996, respectively. Fiscal 1998 included uses of $426.0 to fund acquisitions and $56.8 to fund capital expenditures, partially offset by proceeds of $30.8 from the sale of assets and product lines. Investing activities in fiscal 1997 included $77.0 for acquisitions and $33.5 for capital expenditures. Fiscal 1996 uses for investing included $45.7 for acquisitions and a $31.4 use for capital expenditures, partially offset by $26.6 in proceeds from the sale of investments, product lines and assets.

Financing activities provided net cash of $297.6 , $35.8 and a net use of $10.0 in fiscal 1998, 1997 and 1996, respectively. Net borrowings in fiscal years 1998 and 1997 primarily reflect increased debt incurred to fund acquisitions. Additionally, fiscal 1998 included $39.7 in proceeds from the financing of trade receivables, partially offset by a use of $17.8 of cash to fund the obligations of two ZERO employee benefit programs as a result of the Company's merger with ZERO. The $10.0 net use of cash for financing activities in fiscal 1996 resulted primarily in the repurchase by ZERO of $71.9 of outstanding ZERO common shares, partially offset by increased net borrowings and a $13.3 increase in accounts receivable financed.

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

The following table summarizes the Company's total capitalization over the last three years:

------------------------------------------------------------------------------------------------------------------
                                                   Dollars                     Percentage of Total Capitalization
------------------------------------------------------------------------------------------------------------------
Total Capitalization                  1998          1997          1996          1998         1997          1996
------------------------------------------------------------------------------------------------------------------
Total Debt                          $ 512.6       $ 174.6       $ 144.2          58 %         35 %          35 %
Shareholders' Equity                  341.9         305.4         253.3          39           62            61
Deferred Income Taxes                  23.1          14.6          15.4           3            3             4
------------------------------------------------------------------------------------------------------------------
Totals                              $ 877.6       $ 494.6       $ 412.9         100 %        100 %         100 %
------------------------------------------------------------------------------------------------------------------

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

See Note I - "Long-term Debt" in Notes to Consolidated Financial Statements for additional information concerning derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data

Quarterly financial data for 1998 and 1997 is as follows:
(In Millions, except per share amounts)

                                                    1998
                              -------------------------------------------------
                              FIRST/(1)/    SECOND     THIRD/(2)/    FOURTH/(3)/
                              ----------    -------    ----------    -----------
Net Sales                      $ 275.4      $ 279.4     $ 303.9        $ 372.0
Gross Profit                      95.7         96.1       106.4           96.8
Net Earnings                      19.1         16.5        22.4          (31.3)
                               =======      =======     =======        =======

Basic Earnings Per Share       $  0.49      $  0.43     $  0.58        $ (0.81)
                               =======      =======     =======        =======
Diluted Earnings Per Share     $  0.48      $  0.41     $  0.55        $ (0.78)
                               =======      =======     =======        =======

                                                1997
                              ----------------------------------------
                               FIRST     SECOND      THIRD     FOURTH
                              -------    -------    -------    -------
Net Sales                     $ 207.8    $ 210.6    $ 232.4    $ 247.0
Gross Profit                     79.4       77.8       83.8       86.2
Net Earnings                     13.3       13.2       15.3       16.1
                              =======    =======    =======    =======

Basic Earnings Per Share      $  0.36    $  0.35    $  0.40    $  0.42
                              =======    =======    =======    =======
Diluted Earnings Per Share    $  0.34    $  0.34    $  0.39    $  0.41
                              =======    =======    =======    =======

(1) Includes a $1.7 gain, after tax, on life insurance proceeds, or $0.04 per diluted share.

(2) Includes a $2.9 net gain, after tax, on the sale of a facility and the writedown of a European subsidiary to its estimated realizable value, or $0.08 per diluted share.

(3) Includes restructuring and other one-time charges of $52.6, after tax, or $1.31 per diluted share.

The Consolidated Financial Statements are included on pages 29 to 51 and are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

A change in the Company's independent public accountants was previously reported in a Current Report on Form 8-K dated November 4, 1997 and filed on November 10, 1997. The information reported in the Form 8-K is also contained in the 1999 Annual Meeting Proxy Statement (identified in Item 10) under the caption "Other Information Independent Public Accountants," and is set forth below:

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

None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents filed as part of this report:

         1.      Consolidated Financial Statements

                 See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 25, the Report of Independent Accountants and Independent Auditors' Reports on pages 26 to 28 and the Consolidated Financial Statements on pages 29 to 51, all of which are incorporated herein by reference.

         2.      Financial Statement Schedules

                 See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 25, the Report of Independent Accountants on Financial Statement Schedule on page 52 and the Financial Statement Schedule on page 53, all of which are incorporated herein by reference.

         3.      Exhibits

                 See  "Index  to   Exhibits"   on  pages  55  to  59,  which  is
                 incorporated herein by reference.

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

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                           Page
                                                                                          -------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   Report of Independent Accountants..............................................             26

   Independent Auditors' Reports..................................................        27 - 28

   Consolidated Statement of Earnings
         For the years ended August 31, 1998, 1997 and 1996.......................             29

   Consolidated Balance Sheet
         As of August 31, 1998 and 1997...........................................             30

   Consolidated Statement of Shareholders' Equity
         For the years ended August 31, 1998, 1997 and 1996.......................             31

   Consolidated Statement of Cash Flows
         For the years ended August 31, 1998, 1997 and 1996.......................             32

   Notes to Consolidated Financial Statements.....................................        33 - 51

INDEX TO FINANCIAL STATEMENT SCHEDULE

   Report of Independent Accountants on Financial Statement Schedule..............             52

   Schedule II - Valuation and Qualifying Accounts................................             53

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


DELOITTE & TOUCHE LLP
Los Angeles, California
May 11, 1998

                              APPLIED POWER INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
               (Dollars in Thousands, except per share amounts)


                                                                                   Years ended August 31,
                                                                        -------------------------------------------
                                                                           1998             1997             1996
                                                                        ----------        --------         --------
Net sales                                                               $1,230,689        $897,758         $777,462
Cost of products sold                                                      835,716         570,551          486,991
                                                                        ----------        --------         --------
     Gross Profit                                                          394,973         327,207          290,471

Engineering, selling and administrative expenses                           269,227         217,522          201,333
Amortization of intangible assets                                           20,353           8,013            5,140
Provision for estimated loss on sale of subsidiary                           4,500               -                -
Restructuring charges                                                       20,298               -                -
Merger related expenses                                                      9,276               -                -
                                                                        ----------        --------         --------
     Operating Earnings                                                     71,319         101,672           83,998

Other Expense(Income):
     Net financing costs                                                    28,531          16,158            7,892
     Other - net                                                           (14,597)         (3,710)          (1,308)
                                                                        ----------        --------         --------
Earnings Before Income Tax Expense                                          57,385          89,224           77,414

Income Tax Expense                                                          30,698          31,299           26,735
                                                                        ----------        --------         --------
Net Earnings                                                            $   26,687        $ 57,925         $ 50,679
                                                                        ==========        ========         ========

Basic Earnings Per Share:
     Earnings Per Share                                                 $     0.70        $   1.53         $   1.26
                                                                        ==========        ========         ========
     Weighted Average Common Shares
       Outstanding (000's)                                                  38,380          37,880           40,318
                                                                        ==========        ========         ========

Diluted Earnings Per Share:
     Earnings Per Share                                                 $     0.66        $   1.47         $   1.22
                                                                        ==========        ========         ========
     Weighted Average Common and Equivalent
       Shares Outstanding (000's)                                           40,174          39,307           41,453
                                                                        ==========        ========         ========

   The accompanying notes are an integral part of these financial statements

                              APPLIED POWER INC.
                          CONSOLIDATED BALANCE SHEET
               (Dollars in Thousands, except per share amounts)

                                                                                                      August 31,
                                                                                              -------------------------
                                                                                                 1998           1997
                                                                                              ----------      ---------
ASSETS
Current Assets
  Cash and cash equivalents                                                                   $    6,349      $  22,047
  Accounts receivable, less allowances of $6,758 and $4,936, respectively                        147,380        120,663
  Inventories                                                                                    164,786        150,771
  Deferred income taxes                                                                           29,905         11,209
  Prepaid expenses                                                                                16,144         12,564
                                                                                              ----------      ---------
Total Current Assets                                                                             364,564        317,254

Property, Plant and Equipment
  Property                                                                                         6,249          5,063
  Plant                                                                                           74,411         71,982
  Machinery and equipment                                                                        337,555        211,532
                                                                                              ----------      ---------
                                                                                                 418,215        288,577
  Less:  Accumulated depreciation                                                               (193,045)      (153,622)
                                                                                              ----------      ---------
Net Property, Plant and Equipment                                                                225,170        134,955

Goodwill, net of accumulated amortization of $36,803 and $17,870, respectively                   499,973        139,681
Other Intangibles, net of accumulated amortization of $19,338 and $14,690, respectively           42,896         30,723
Other Assets                                                                                      42,119         26,933
                                                                                              ----------      ---------
Total Assets                                                                                  $1,174,722      $ 649,546
                                                                                              ==========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                                                       $       91      $  21,463
  Trade accounts payable                                                                         127,470         63,456
  Accrued compensation and benefits                                                               45,457         31,315
  Income taxes payable                                                                            12,898          7,093
  Other current liabilities                                                                       74,792         25,955
                                                                                              ----------      ---------
Total Current Liabilities                                                                        260,708        149,282

Long-term Debt                                                                                   512,557        153,166
Deferred Income Taxes                                                                             23,065         14,596
Other Deferred Liabilities                                                                        36,510         27,141

Shareholders' Equity
  Class A common stock, $0.20 par value per share, authorized 80,000,000 shares,
    issued  and outstanding 38,626,068 and 38,046,219 shares, respectively                         7,725          2,927
  Additional paid-in capital                                                                       5,817          1,595
  Retained earnings                                                                              335,805        304,526
  Cumulative translation adjustments                                                              (7,465)        (3,687)
                                                                                              ----------      ---------
Total Shareholders' Equity                                                                       341,882        305,361
                                                                                              ----------      ---------
Total Liabilities and Shareholders' Equity                                                    $1,174,722      $ 649,546
                                                                                              ==========      =========

   The accompanying notes are an integral part of these financial statements

                              APPLIED POWER INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Dollars in Thousands)

                                                                     Years Ended August 31, 1998, 1997 and 1996
                                                              -----------------------------------------------------
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
                                                               ======      ========       ========         =======

   The accompanying notes are an integral part of these financial statements

                              APPLIED POWER INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                      Years ended August 31,
                                                                          --------------------------------------------
                                                                             1998            1997               1996
                                                                          ---------        ---------          --------
Operating Activities
  Net Earnings                                                            $  26,687        $  57,925          $ 50,679
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
     Depreciation and amortization                                           47,570           31,112            27,233
     Gain from sale of assets                                               (11,647)            (511)              (46)
     Provision for deferred income taxes                                     (8,508)            (583)           (2,467)
     Provision for loss on sale of subsidiary                                 4,500                -                 -
     Restructuring and other one-time charges, net of tax benefit            52,637                -                 -
     Changes in  operating  assets and  liabilities, excluding
       the effects of business acquisitions and disposals:
             Accounts receivable                                             (3,273)         (11,193)          (10,536)
             Inventories                                                     10,696            3,410           (16,071)
             Prepaid expenses and other assets                                  486           (6,637)           (3,423)
             Trade accounts payable                                          11,736            6,501             2,254
             Other liabilities                                               (1,217)           4,010             2,517
                                                                          ---------        ---------          --------
Net Cash Provided by Operating Activities                                   129,667           84,034            50,140

Investing Activities
     Sales of short-term investments, net                                         -              965            18,937
     Proceeds on sale of property, plant and equipment                       24,841            5,168             2,491
     Additions to property, plant and equipment                             (56,827)         (33,463)          (31,391)
     Business acquisitions                                                 (426,046)         (76,951)          (45,697)
     Product line dispositions                                                6,000                -             5,181
     Other                                                                       61              (63)              389
                                                                          ---------        ---------          --------
Net Cash Used in Investing Activities                                      (451,971)        (104,344)          (50,090)

Financing Activities
     Proceeds from issuance of long-term debt                               384,418           77,000            92,433
     Principal payments on long-term debt                                  (129,137)         (50,205)          (38,130)
     Net borrowings on short-term credit facilities                          16,158            6,691             3,484
     Net commercial paper repayments                                              -                -            (3,276)
     Additional receivables financed                                         39,700              525            13,275
     Pre-funding of trusts                                                  (17,801)               -                 -
     Stock repurchases                                                            -             (293)          (71,871)
     Dividends paid on common stock                                          (2,564)          (3,114)           (8,681)
     Stock option exercises and other                                         6,855            5,156             2,768
                                                                          ---------        ---------          --------
Net Cash Provided by(Used in) Financing Activities                          297,629           35,760            (9,998)

Effect of Exchange Rate Changes on Cash                                        (882)          (1,422)              (76)
                                                                          ---------        ---------          --------
Net (Decrease)Increase in Cash and Cash Equivalents                         (25,557)          14,028           (10,024)

Cash and Cash Equivalents - Beginning of Year                                22,047            8,019            18,043
Effect of the ZERO excluded period
  (as described in Note A)                                                    9,859                -                 -
                                                                          ---------        ---------          --------
Cash and Cash Equivalents - End of Year                                   $   6,349        $  22,047          $  8,019
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

Intangible Assets: Goodwill is amortized on a straight-line basis over periods of fifteen to forty years. Other intangible assets, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from two to forty years. The Company periodically evaluates the carrying value of goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Impairment of goodwill, if any, is measured on the basis of whether anticipated undiscounted operating cash flows generated by the acquired businesses will recover the recorded goodwill balances over the remaining amortization period. For the year ended August 31, 1998, the Company recorded an impairment of goodwill of $5,062. For further information, see Note

G - "Merger, Restructuring and Other Non-recurring Charges." No impairment of goodwill was indicated at August 31, 1997

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

In accordance with SFAS No. 128, earnings per share were computed as follows (1998 results include restructuring charges and other one-time items - see Note G - "Merger, Restructuring and Other Non-recurring Charges"):

--------------------------------------------------------------------------------------------------------------------
                                                                       1998               1997               1996
--------------------------------------------------------------------------------------------------------------------
Numerator:
      Net earnings for basic and diluted earnings per share          $ 26,687           $ 57,925           $ 50,679
--------------------------------------------------------------------------------------------------------------------

Denominator:
      Weighted average common shares outstanding for
         basic earnings per share (000's)                              38,380             37,880             40,318
      Net effect of dilutive options based on the treasury
         stock method using average market price (000's)                1,794              1,427              1,135
--------------------------------------------------------------------------------------------------------------------

      Weighted average common and equivalent shares
         outstanding for diluted earnings per share (000's)            40,174             39,307             41,453
--------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share                                             $   0.70           $   1.53           $   1.26
--------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share                                           $   0.66           $   1.47           $   1.22
--------------------------------------------------------------------------------------------------------------------

Foreign Currency Translation: Assets and liabilities of the Company's subsidiaries operating outside of the United States which accounts are denominated in a functional currency other than US Dollars are translated into US Dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation adjustments are generally excluded from the Consolidated Statement of Earnings and are included in cumulative translation adjustments in the Consolidated Balance Sheet and Consolidated Statement of Shareholders' Equity. Net gains of $700 and $1,300 in fiscal 1998 and 1997, respectively, and a net loss of $400 in fiscal 1996 resulting from foreign currency transactions are included in "Other - net" in the Consolidated Statement of Earnings.

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

All fees and expenses related to the ZERO merger and to the integration of the combined companies have been expensed as required under the pooling of interests method of accounting. Such fees and expenses amounted to $20,129 in 1998. This total includes transaction costs of approximately $9,276 related to legal, accounting and financial advisory services. The remaining $10,853 reflects costs associated with organizational realignment, closure of ZERO headquarters, a change in estimate of a receivable valuation and the write-off of obsolete inventory due to conforming of product lines. The following table presents the separate results of ZERO and the Company, for reported periods prior to the date of merger.

                                   (Unaudited) Nine
                                     Months Ended           Fiscal Year Ended         Fiscal Year Ended
                                     May 31, 1998            August 31, 1997           August 31, 1996
                                ----------------------------------------------------------------------------
   Net Sales
           Applied Power                     $667,487                   $672,316                  $571,215
           ZERO Corporation                  $191,227                   $225,442                  $206,247
                                ----------------------  -------------------------    ----------------------
           Combined                          $858,714                   $897,758                  $777,462
                                ======================  =========================    ======================

   Net Earnings
           Applied Power                     $ 39,055                   $ 42,038                  $ 33,729
           ZERO Corporation                    18,944                     15,887                    16,950
                                ----------------------  -------------------------    ----------------------
           Combined                          $ 57,999                   $ 57,925                  $ 50,679
                                ======================  =========================    ======================

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

---------------------------------------------------------------------------
                                                   1998             1997
---------------------------------------------------------------------------
Net Sales                                     $ 1,392,833     $  1,270,045
Net Earnings                                  $    27,556     $     57,137
Basic Earnings Per Share                      $      0.72     $       1.51
Shares Used in Basic Computation (000's)           38,380           37,880
Diluted Earnings Per Share                    $      0.69     $       1.45
Shares Used in Diluted Computation (000's)         40,174           39,307
---------------------------------------------------------------------------

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

The nature of the Company's products in several significant parts of its business is such that they have a very short production cycle. Consequently, the amount of work-in-process at any point in time is minimal. In addition, many parts or components are ultimately either sold individually or assembled with other parts making a distinction between raw materials and finished goods unclear. At these locations, the Company has not deemed it necessary or cost effective to categorize inventory by state of completion in its ledgers, but rather between material, labor and overhead. Several other parts of the Company maintain and manage their inventories using a job cost system where the distinction of categories of inventory by state of completion is also not available.

As a result of these factors, it is neither practical nor cost effective to segregate the amounts of raw materials, work-in-process or finished goods at the respective balance sheet dates, as segregation would only be possible as the result of physical inventories which are taken at dates different from the balance sheet dates.

Note F - Shareholders' Equity

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

Prior to the Merger, as discussed in Note B - "Merger and Acquisitions," ZERO Corporation repurchased approximately 4,019,000 shares of its common stock at a cost of approximately $71,871 in a Dutch Auction Tender Offer in February 1996. The source of the funds to repurchase the shares was provided by the issuance of promissory notes totaling $50,000 by ZERO Corporation (see also Note I -"Long-term Debt"), together with available cash and cash derived from the sale of short-term investments.

Note G - Merger, Restructuring and Other Non-recurring Charges

The Company recorded restructuring and other one-time charges in the fourth quarter of fiscal 1998 of $52,637, or $1.31 per share on a diluted basis. The pre-tax charges of $69,440 included costs associated with a number of initiatives, including: the ZERO merger and headquarters closing; rationalization of the Company's electronic enclosure manufacturing facilities and infrastructure; elimination of less profitable product lines and products across all three business segments; and the consolidation of certain support functions in the Tools and Supplies segment. The charges were reflected in the financial statements as follows:

----------------------------------------------------------------------------
Merger, Restructuring and Other Non-recurring Charges
----------------------------------------------------------------------------
Cost of products sold                                               $ 25,785
Engineering, selling and administrative expenses                       9,019
Amortization of intangible assets                                      5,062
Restructuring charges                                                 20,298
Merger related expenses                                                9,276
----------------------------------------------------------------------------
     Subtotal                                                         69,440
Less: Income tax benefit                                              16,803
----------------------------------------------------------------------------
     Total                                                          $ 52,637
----------------------------------------------------------------------------

In connection with the Merger with ZERO consummated in fiscal 1998 (Note B - "Merger and Acquisitions"), the Company recorded transaction costs of approximately $9,276 related to legal, accounting and financial advisory services. These were expensed as required under the pooling of interests method of accounting. In addition, the Company incurred costs of $10,853 associated with organizational realignment, closure of ZERO headquarters, a change in estimate of a receivable valuation and the write-off of obsolete inventory due to conforming of product lines.

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

With respect to rationalization of the Company's Enclosure Products and Systems segment, it is the Company's strategy to become the premier, global electronic enclosure manufacturer. In line with that strategy, the Company has completed eleven electronic enclosure acquisitions over the last two years, operating 34 facilities in 11 countries. As a result of the Company's rapid expansion into the electronic enclosure business, there are significant rationalization and integration opportunities within and between the acquired businesses. In late fiscal 1998, the Company formalized a plan to eliminate redundancies and streamline operations within these acquired businesses. These rationalization efforts include consolidating three facilities into one in the northeastern United States, the consolidation of production of several product lines between facilities, standardization of design and development functions, and other organizational realignments. As a result of this plan, the Company recorded $17,730 for related charges, including provisions of $4,571 for cost associated with employee severance, $4,900 related to the closing of facilities and $8,259 resulting from the write-off of discontinued inventory. The Company expects that the reorganization of its Enclosure Products and Systems segment will be largely complete in the first half of fiscal 1999.

In late fiscal 1998, the Company initiated aggressive programs, spanning all three of the Company's business segments, to eliminate or reduce product lines and items which were not generating sufficient economic return. The programs include the elimination of slow moving or marginal products and the entire exit of less productive product lines. As a result of these programs, the Company recorded a one-time $25,785 charge to Cost of products sold for the write-down of discontinued or obsolete inventory to estimated net realizable value. The Company expects its product line initiatives to be materially complete by the end of fiscal 1999.

Also in the fourth quarter of fiscal 1998, the Company adopted a plan to consolidate the headquarters functions of the Enerpac and Gardner Bender business units of the Tools and Supplies segment into a single headquarters in Glendale, Wisconsin and plans to reorganize and to combine certain North American and European facilities of the Company's Engineered Solutions segment. As a result of these initiatives, the Company recorded a charge of $35,990, including $6,402 related to employee severance payments, $7,000 in facility closure costs and operating lease obligations, $17,526 as a result of the inventory initiatives discussed above and $5,062 for, in two cases, the write-down of related goodwill in accordance with Statement of Financial Accounting Standard No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". For further information on the write-down of goodwill, see Note A - "Summary of Significant Accounting Policies". The Company expects that its Tools and Supplies and Engineered Solutions reorganization efforts will be substantially completed in fiscal 1999.

The Company anticipates that the above discussed initiatives will result in operating efficiencies, reduced overhead infrastructure, and the resulting financial benefit of improved operating margin and enhanced return on assets deployed, beginning in fiscal 1999.

In addition to the $69,440 charges discussed above, ZERO recognized a net gain of $4,586, $0.11 per share on a diluted basis, for special items relating to a gain from life insurance and sale of property offset by a $4,500 provision for the estimated loss on the sale of a European subsidiary.

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

Note I - Long-term Debt
-----------------------

--------------------------------------------------------------------------------------------------------------------
                                                                                            August 31,
--------------------------------------------------------------------------------------------------------------------
                                                                                   1998                     1997
--------------------------------------------------------------------------------------------------------------------
Borrowings under:
     Multi-currency revolving credit agreement                                    $ 360,672                $101,663
     Commercial paper                                                                42,930                       -
     Pound Sterling multi-currency revolving credit agreement                        26,218                       -
     Floating rate unsecured notes, due December 31, 2003                            27,386                       -
     Senior promissory notes, due March 8, 2011                                      50,000                  50,000
     Other                                                                            5,351                   1,503
--------------------------------------------------------------------------------------------------------------------
Total Long-term Debt                                                              $ 512,557                $153,166
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

A summary of option activity under the employee plans is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                          Number of                Weighted Average
                                                                             Shares                  Exercise Price
--------------------------------------------------------------------------------------------------------------------
Outstanding at September 1, 1995                                          3,623,519                         $ 10.61
      Granted                                                               377,183                           17.03
      Exercised                                                            (457,138)                          10.42
      Canceled                                                             (345,044)                          11.42
--------------------------------------------------------------------------------------------------------------------
Outstanding at August 31, 1996                                            3,198,520                         $ 11.37
      Granted                                                               642,865                           19.61
      Exercised                                                            (502,379)                          11.16
      Canceled                                                              (87,396)                          14.51
--------------------------------------------------------------------------------------------------------------------
Outstanding at August 31, 1997                                            3,251,610                         $ 12.91
Effect of ZERO excluded period (as described in Note A)                     (84,797)                              -
      Granted                                                               467,644                           32.27
      Exercised                                                            (721,160)                          13.01
      Canceled                                                             (133,591)                          18.85
--------------------------------------------------------------------------------------------------------------------
Outstanding at August 31, 1998                                            2,779,706                         $ 15.72
--------------------------------------------------------------------------------------------------------------------
Exercisable at August 31, 1998                                            1,616,503                         $ 10.63
--------------------------------------------------------------------------------------------------------------------

The following table summarizes information concerning currently outstanding and exercisable options:

--------------------------------------------------------------------------------------------------------------------
                                         Options Outstanding                            Options Exercisable
                         -------------------------------------------------------------------------------------------
                                               Weighted
                                                Average           Weighted                             Weighted
                                               Remaining          Average                               Average
      Range of               Number           Contractual         Exercise            Number           Exercise
  Exercise Prices          Outstanding           Life              Price           Exercisable           Price
--------------------------------------------------------------------------------------------------------------------
$ 6.75 - $ 8.38              632,208          3.6 years           $  8.02            632,208           $  8.02
$ 8.56 - $10.69              690,682          3.2 years           $  9.74            588,532           $  9.57
$11.13 - $16.18              439,542          5.6 years           $ 14.57            278,592           $ 14.68
$17.75 - $26.13              582,029          6.6 years           $ 19.51            112,200           $ 19.96
$31.63 - $36.13              435,245          8.3 years           $ 32.46              4,971           $ 31.84
--------------------------------------------------------------------------------------------------------------------
                            2,779,706                             $ 15.72          1,616,503           $ 10.63
--------------------------------------------------------------------------------------------------------------------

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for the outside director plan discussed below. If the Company had accounted for these stock options issued to employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below:

--------------------------------------------------------------------------------------------------------------------
                                                                 1998                 1997                1996
--------------------------------------------------------------------------------------------------------------------
Net Earnings - as reported                                     $ 26,687             $ 57,925            $ 50,679

Net Earnings - pro forma                                         25,592               56,946              50,334

Basic Earnings Per Share - as reported                         $   0.70             $   1.53            $   1.26

Basic Earnings Per Share - pro forma                               0.67                 1.50                1.25

Diluted Earnings Per Share - as reported                       $   0.66             $   1.47            $   1.22

Diluted Earnings Per Share - pro forma                             0.64                 1.45                1.21
--------------------------------------------------------------------------------------------------------------------

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

A summary of option activity under this plan is as follows:

--------------------------------------------------------------------------------
                                            Number of           Weighted Average
                                              Shares             Exercise Price
--------------------------------------------------------------------------------
Outstanding at September 1, 1995             40,000                 $  9.63
  Granted                                    12,000                   13.82
  Exercised                                  (2,000)                   8.50
--------------------------------------------------------------------------------
Outstanding at August 31, 1996               50,000                 $ 10.77
  Granted                                    15,000                   19.44
  Canceled                                   (4,000)                   8.42
--------------------------------------------------------------------------------
Outstanding at August 31, 1997               61,000                 $ 13.03
  Granted                                    15,000                   34.50
  Exercised                                 (14,000)                  10.09
--------------------------------------------------------------------------------
Outstanding at August 31, 1998               62,000                 $ 18.88
--------------------------------------------------------------------------------
Exercisable at August 31, 1998               47,000                 $ 13.90
--------------------------------------------------------------------------------

Note L - Employee Benefit Plans

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

The Company's accumulated postretirement benefit obligation for such benefits is as follows:

--------------------------------------------------------------------------------
                                                              August 31,
--------------------------------------------------------------------------------
                                                         1998             1997
--------------------------------------------------------------------------------
Retirees                                                $ 4,388          $ 3,843
Vested former employees                                     606              748
Active employees                                            230              174
--------------------------------------------------------------------------------
Subtotal                                                  5,224            4,765
Unrecognized gain                                         4,445            4,312
--------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation           $ 9,669          $ 9,077
--------------------------------------------------------------------------------

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

The defined benefit plans' funded status at August 31, 1998 was as follows:

--------------------------------------------------------------------------------
                                                                         1998
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation                                            $ 10,418
--------------------------------------------------------------------------------
  Accumulated benefit obligation                                         10,778
--------------------------------------------------------------------------------
  Projected benefit obligation                                           10,778
Plan assets at fair value                                                12,086
--------------------------------------------------------------------------------
Plan assets in excess of accumulated benefits                            (1,308)
Unrecognized net actuarial loss                                            (515)
--------------------------------------------------------------------------------
  Prepaid Pension Cost                                                 $ (1,823)
--------------------------------------------------------------------------------

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

Note M - Income Taxes

Income tax expense consists of the following:

--------------------------------------------------------------------------------------------------------------------
                                                                              1998             1997          1996
--------------------------------------------------------------------------------------------------------------------
Currently Payable:
       Federal                                                              $ 25,323         $ 23,607       $18,941
       Foreign                                                                 9,626            5,015         6,510
       State                                                                   4,257            3,260         3,751
--------------------------------------------------------------------------------------------------------------------
Subtotals                                                                     39,206           31,882        29,202
--------------------------------------------------------------------------------------------------------------------
Deferred:
       Federal                                                                (8,887)            (488)       (1,451)
       Foreign                                                                 1,007               87          (780)
       State                                                                    (628)            (182)         (236)
--------------------------------------------------------------------------------------------------------------------
Subtotals                                                                     (8,508)            (583)       (2,467)
--------------------------------------------------------------------------------------------------------------------
Totals                                                                      $ 30,698         $ 31,299       $26,735
--------------------------------------------------------------------------------------------------------------------

Components of deferred income tax benefits include the following:

--------------------------------------------------------------------------------------------------------------------
                                                                              1998             1997          1996
--------------------------------------------------------------------------------------------------------------------
Compensation and other employee benefits                                   $ (1,007)        $ (1,565)      $  (312)
Inventory items                                                              (7,478)            (747)         (694)
Depreciation and amortization                                                 4,330              684        (1,875)
Restructuring expenses                                                       (4,734)             (65)          373
Deferred income                                                                 (88)             526           574
Book reserves and other items                                                   469              584          (533)
--------------------------------------------------------------------------------------------------------------------
Totals                                                                     $ (8,508)        $   (583)      $(2,467)
--------------------------------------------------------------------------------------------------------------------

Income tax expense differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the US statutory rate to the effective tax rate follows:



--------------------------------------------------------------------------------------------------------------------
                                                                                   Percent of Pre-tax Earnings
--------------------------------------------------------------------------------------------------------------------
                                                                                1998           1997           1996
--------------------------------------------------------------------------------------------------------------------
Federal statutory rate                                                         35.0%          35.0%           35.0%
State income taxes, net of Federal effect                                       4.1            2.5             2.8
Non-deductible amortization and other expenses                                 12.1            1.0             1.1
Net effects of foreign tax rates and credits                                    5.7           (3.1)           (3.2)
Other items                                                                    (3.4)          (0.3)           (1.1)
--------------------------------------------------------------------------------------------------------------------
Effective Tax Rate                                                             53.5%          35.1%           34.6%
--------------------------------------------------------------------------------------------------------------------


Temporary differences and carryforwards which gave rise to the deferred tax assets and liabilities included the following items:



-------------------------------------------------------------------------------------------------------------------
                                                                                                  August 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                         1998                1997
-------------------------------------------------------------------------------------------------------------------

Deferred income tax assets:
        Operating loss and state tax credit carryforwards                               $ 5,846             $ 4,206
        Compensation and other employee benefits                                         15,803              11,357
        Inventory items                                                                  15,012               7,228
        Restructuring expenses                                                            6,012                 242
        Deferred income                                                                     700                 611
        Book reserves and other items                                                     6,599               2,892
--------------------------------------------------------------------------------------------------------------------
                                                                                         49,972              26,536
        Valuation allowance                                                              (5,846)             (4,206)
--------------------------------------------------------------------------------------------------------------------
                                                                                         44,126              22,330
--------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities:
        Depreciation and amortization                                                    27,496              13,385
        Inventory items                                                                   3,342               3,882
        Other items                                                                       6,448               6,586
--------------------------------------------------------------------------------------------------------------------
                                                                                         37,286              23,853
--------------------------------------------------------------------------------------------------------------------
Net Deferred Income Tax Asset(Liability)                                                $ 6,840            $ (1,523)
--------------------------------------------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------------------------------------------
                                                                       1998                1997              1996
--------------------------------------------------------------------------------------------------------------------
Net Sales:
Enclosure Products and Systems                                    $   482,361           $ 296,235         $ 190,031
Engineered Solutions                                                  432,070             312,254           308,907
Tools and Supplies                                                    316,258             289,269           278,524
--------------------------------------------------------------------------------------------------------------------
Totals                                                            $ 1,230,689           $ 897,758         $ 777,462
--------------------------------------------------------------------------------------------------------------------

Earnings Before Income Tax Expense:
Enclosure Products and Systems                                    $    39,318           $  46,293         $  26,343
Engineered Solutions                                                   56,521              41,783            36,473
Tools and Supplies                                                     13,150              28,717            35,138
General corporate and other                                           (51,604)            (27,569)          (20,540)
--------------------------------------------------------------------------------------------------------------------
Totals                                                            $    57,385           $  89,224         $  77,414
--------------------------------------------------------------------------------------------------------------------

Depreciation and Amortization:
Enclosure Products and Systems                                    $    19,409           $   9,533         $   5,830
Engineered Solutions                                                   17,059              12,344            13,099
Tools and Supplies                                                     10,467               9,049             8,184
General corporate and other                                               635                 186               120
--------------------------------------------------------------------------------------------------------------------
Totals                                                            $    47,570           $  31,112         $  27,233
--------------------------------------------------------------------------------------------------------------------

Capital Expenditures:
Enclosure Products and Systems                                    $    25,191           $  13,822         $  11,044
Engineered Solutions                                                   22,328              11,375            10,834
Tools and Supplies                                                      8,914               7,965             9,290
General corporate and other                                               394                 301               223
--------------------------------------------------------------------------------------------------------------------
Totals                                                            $    56,827           $  33,463         $  31,391
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                                                                                        August 31,
--------------------------------------------------------------------------------------------------------------------
                                                                      1998                 1997              1996
--------------------------------------------------------------------------------------------------------------------
Assets:
Enclosure Products and Systems                                    $   639,776           $ 241,027         $ 140,963
Engineered Solutions                                                  324,581             192,476           183,992
Tools and Supplies                                                    202,176             193,605           205,746
General corporate                                                       8,189              22,438            16,377
--------------------------------------------------------------------------------------------------------------------
Totals                                                            $ 1,174,722           $ 649,546         $ 547,078
--------------------------------------------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------------------------------------------
                                                                         1998              1997             1996
--------------------------------------------------------------------------------------------------------------------

Net Sales:
North America                                                        $  895,355         $ 653,333         $ 547,561
Europe                                                                  284,189           180,995           163,213
Japan and Asia Pacific                                                   37,588            51,962            56,750
Latin America                                                            13,557            11,468             9,938
--------------------------------------------------------------------------------------------------------------------
Totals                                                               $1,230,689         $ 897,758         $ 777,462
--------------------------------------------------------------------------------------------------------------------

Earnings Before Income Tax Expense:
North America                                                        $   91,511         $ 103,599         $  77,836
Europe                                                                   20,474            15,818            17,531
Japan and Asia Pacific                                                   (1,250)           (1,121)            3,772
Latin America                                                            (1,746)           (1,503)           (1,185)
General corporate and other                                             (51,604)          (27,569)          (20,540)
--------------------------------------------------------------------------------------------------------------------
Totals                                                               $   57,385         $  89,224         $  77,414
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                                                                                        August 31,
--------------------------------------------------------------------------------------------------------------------
                                                                         1998              1997             1996
--------------------------------------------------------------------------------------------------------------------
Assets:
North America                                                        $  743,943         $ 458,077         $ 387,225
Europe                                                                  390,588           125,335            93,325
Japan and Asia Pacific                                                   24,412            33,669            38,834
Latin America                                                             7,590            10,027            11,317
General corporate                                                         8,189            22,438            16,377
--------------------------------------------------------------------------------------------------------------------
Totals                                                               $1,174,722         $ 649,546         $ 547,078
--------------------------------------------------------------------------------------------------------------------

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

SUPPLEMENTARY DATA
Unaudited quarterly financial data for the Company for 1998 and 1997 is included in Item 8 - "Financial Statements and Supplementary Data."

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

PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
September 30, 1998

                       APPLIED POWER INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------
                             (Dollars in Thousands)


                                                                 Additions                   Deductions
                                                          -----------------------     ------------------------
                                                                                       Accounts
                                 Balance at   Effect of    Charged to                 Written Off                Balance
                                 Beginning    Excluded     Costs and       Net           Less                    at End
         Description             of Period    Activity      Expenses     Acquired     Recoveries      Other     of Period
------------------------------   ----------   ---------   -----------    --------     -----------   ----------  ----------
--------------------------
Deducted from assets to
which they apply:
--------------------------

Allowance for losses -
  trade accounts receivable

August 31, 1998                  $  4,936      $   74      $  3,018      $   722        $  1,485     $  507      $  6,758
                                 ========      ======      ========      =======        ========     ======      ========

August 31, 1997                  $  4,938      $    -      $  1,797      $   133        $  1,623     $  309      $  4,936
                                 ========      ======      ========      =======        ========     ======      ========

August 31, 1996                  $  4,317      $    -      $  1,439      $   100        $    863     $   55      $  4,938
                                 ========      ======      ========      =======        ========     ======      ========

Allowance for losses -
  inventory

August 31, 1998                  $ 13,741      $  415      $ 31,118      $ 5,612        $  9,004     $  614      $ 41,268
                                 ========      ======      ========      =======        ========     ======      ========

August 31, 1997                  $ 12,164      $    -      $  7,676      $   465        $  6,120     $  444      $ 13,741
                                 ========      ======      ========      =======        ========     ======      ========

August 31, 1996                  $  8,437      $    -      $  7,794      $    30        $  4,006     $   91      $ 12,164
                                 ========      ======      ========      =======        ========     ======      ========

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                APPLIED POWER INC.
                                                (Registrant)

Dated:   December 8, 1999                      By:/s/ Robert C. Arzbaecher
                                                   ------------------------
                                                   Robert C. Arzbaecher
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer
                                                and duly authorized to sign
                                                on behalf of the registrant)

                              APPLIED POWER INC.
                              (the "Registrant")
                         (Commission File No. 1-11288)

                          ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1998
                               INDEX TO EXHIBITS

                                                                      Incorporated Herein                   Filed
  Exhibit                      Description                              By Reference To                   Herewith
------------      -------------------------------------       -----------------------------------       -------------
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

    3.2           Amended and Restated Bylaws of the          Exhibit 3.2 to the Registrant's
                  Registrant (effective as of                 Form 10-K for the fiscal year
                  January 8, 1997)                            ended August 31, 1997 ("1997
                                                              10-K")

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

                                                                      Incorporated Herein                   Filed
  Exhibit                      Description                              By Reference To                   Herewith
------------      -------------------------------------       -----------------------------------       -------------
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

    4.3           Multicurrency Credit Agreement, dated       Exhibit 4.1 to the Registrant's
                  as of June 18, 1998, among Applied          Form 8-K dated June 5, 1998
                  Power Inc. and Enerpac B.V., as
                  Borrowers, various financial
                  institutions from time to time party
                  thereto, as Lenders, The First
                  National Bank of Chicago, as
                  Syndication Agent, Societe Generale,
                  as Documentation Agent, and Bank of
                  America National Trust and Savings
                  Association, as Administrative Agent,
                  arranged by BancAmerica Robertson
                  Stephens

    4.4           Multicurrency Credit Agreement, dated                                                    X/(1)/
                  as of October 14, 1998, among Applied
                  Power Inc. and Enerpac B.V., as
                  Borrowers, various financial
                  institutions from time to time party
                  thereto, as Lenders, The First
                  National Bank of Chicago, as
                  Syndication Agent, Societe Generale,
                  as Documentation Agent, and Bank of
                  America National Trust and Savings
                  Association, as Administrative Agent,
                  arranged by NationsBanc Montgomery
                  Securities LLC (Replaced Exhibit 4.3)

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

/1)/ Filed with the original filing of this Form 10-K.

                                                                     Incorporated Herein                  Filed
 Exhibit                      Description                              By Reference To                   Herewith
-----------      ---------------------------------------     ------------------------------------      -------------
                 (b) First Amendment to Receivables                                                        X(1)
                 Purchase Agreement dated as of August
                 28, 1998

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

                 (b) Amendment to 1987 Plan adopted          See Exhibit 10.2(b)
                 by Board of Directors on November
                 8, 1989 and approved by shareholders
                 on January 13, 1990


1)  Filed with the original filing of this Form 10-K.

* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                     Incorporated Herein                  Filed
 Exhibit                      Description                              By Reference To                   Herewith
-----------      ---------------------------------------     ------------------------------------      -------------
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

                 (c) Amendment to 1990 Plan adopted          Exhibit 10.4(c) to 1997 10-K
                 by Board of Directors on May 8,
                 1997

  10.5*          Description of Fiscal 1999                                                                X(1)
                 Management Bonus Arrangements

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

1) Filed with the original filing of this Form 10-K.

* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                     Incorporated Herein                  Filed
  Exhibit                      Description                             By Reference To                   Herewith
------------      --------------------------------------     ------------------------------------      -------------
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

                  (b) Amendment to 1996 Stock Plan           Exhibit 10.10(b) to 1997 10-K
                  adopted by Board of Directors on
                  May 8, 1997

  10.11*          Executive Deferred Compensation            Exhibit 10.11 to 1996 10-K
                  Plan adopted by Board of Directors
                  on October 31, 1996

    21            Subsidiaries of the Registrant                                                           X(1)

   23.1           Consent of Deloitte & Touche LLP                                                         X(1)
                  Milwaukee, Wisconsin

   23.2           Consent of Deloitte & Touche LLP                                                         X(1)
                  Los Angeles, California

   23.3           Consent of PricewaterhouseCoopers                                                        X(1)
                  LLP

    24            Power of Attorney                          See Signature Page of this report

   27.1           Financial Data Schedule                                                                  X(1)

   27.2           Restated Financial Data Schedule                                                         X(1)
                  (fiscal year ended August 31, 1997)

   27.3           Restated Financial Data Schedule                                                         X(1)
                  (fiscal year ended August 31, 1996)

(1)  Filed with the original filing of this Form 10-K.

* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.