Form 10-Q/A
period 1999-05-31
APPLIED POWER INC
filed 1999-12-08
CIK 6955

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q/A
                               (AMENDMENT NO. 1)

Mark One
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended May 31, 1999

                                      OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 1-11288


                              APPLIED POWER INC.
                              -----------------
            (Exact name of Registrant as specified in its charter)


                  Wisconsin                              39-0168610
                  ---------                              ----------
          (State of incorporation)               (I.R.S. Employer Id. No.)


                       N22 W23685 Ridgeview Parkway West
                        Waukesha, Wisconsin  53188-1013
          Mailing address: P. O. Box 325, Milwaukee, Wisconsin 53201
          ----------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (262) 523-7600
                                --------------
                        (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X      No _____
                            -----

Number of outstanding shares of Class A Common Stock: 38,946,173 as of July 13, 1999.

This Form 10-Q/A (Amendment No. 1) contains the full text of Applied Power Inc.'s Form 10-Q for the quarter ended May 31, 1999, as amended, to reflect amendments in Item 1 (Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in Part I of this report.

                              APPLIED POWER INC.

                                     INDEX

                                                                                                               Page No.
                                                                                                               --------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Unaudited Condensed Consolidated Financial Statements

               Condensed Consolidated Statement of Earnings and Comprehensive Income -
                 Three and Nine Months Ended May 31, 1999 and May 31, 1998..................................       3

               Condensed Consolidated Balance Sheet -
                 May 31, 1999 and August 31, 1998...........................................................       4

               Condensed Consolidated Statement of Cash Flows -
                 Nine Months Ended May 31, 1999 and May 31, 1998............................................       5

               Notes to Condensed Consolidated Financial Statements.........................................     6-8

Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................................    8-12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........................................   12-13


PART II - OTHER INFORMATION
---------------------------

Item 2 - Changes in Securities..............................................................................      14

Item 6 - Exhibits and Reports on Form 8-K...................................................................      14

SIGNATURE...................................................................................................      15
---------

PART I  - FINANCIAL INFORMATION


Item 1 - Financial Statements
-----------------------------

                              APPLIED POWER INC.
     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                                   May 31,                          May 31,
                                                        ------------------------------   ------------------------------
                                                            1999             1998            1999             1998
                                                        -------------    -------------   --------------   -------------
Net Sales                                               $     440,505    $     303,941   $    1,298,119   $     858,714
Cost of Products Sold                                         301,904          197,497          895,607         560,467
                                                        -------------    -------------   --------------   -------------

       Gross Profit                                           138,601          106,444          402,512         298,247

Engineering, Selling and Administrative Expenses               81,336           64,750          237,989         186,302
Amortization of Intangible Assets                               7,445            3,946           21,599           9,917
Provision for estimated loss on sale of subsidiary                  -            4,500                -           4,500
Contract Termination Costs                                          -                -            7,824               -
                                                        -------------    -------------   --------------   -------------

       Operating Earnings                                      49,820           33,248          135,100          97,528

Other Expense(Income):
      Net financing costs                                      17,006            6,642           46,394          18,005
      Other - net                                                 (35)         (10,368)          (1,007)        (12,635)
                                                        -------------    -------------   --------------   -------------

Earnings before Income Tax Expense                             32,849           36,974           89,713          92,158

Income Tax Expense                                             12,320           14,627           33,498          34,159
                                                        -------------    -------------   --------------   -------------

Net Earnings                                            $      20,529    $      22,347   $       56,215   $      57,999
                                                        =============    =============   ==============   =============

Total Comprehensive Income                              $      13,054    $      23,128   $       50,503   $      56,138
                                                        =============    =============   ==============   =============

Basic Earnings Per Share:
  Earnings Per Share                                    $        0.53    $        0.58   $         1.45   $        1.51
                                                        =============    =============   ==============   =============
  Weighted Average Common
       Shares Outstanding (000's)                              38,910           38,459           38,783          38,300
                                                        =============    =============   ==============   =============

Diluted Earnings Per Share:
  Earnings Per Share                                    $        0.51    $        0.55   $         1.40   $        1.44
                                                        =============    =============   ==============   =============
  Weighted Average Common and Equivalent
       Shares Outstanding (000's)                              40,130           40,297           40,204          40,181
                                                        =============    =============   ==============   =============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollars in thousands, except per share amounts)


                                                                                       May 31,             August 31,
                                                                                        1999                  1998
                                                                                   --------------       --------------
                                                                                    (Unaudited)
                                           ASSETS

Current Assets:
         Cash and cash equivalents                                                 $       15,492       $        6,349
         Net accounts receivable                                                          146,755              147,380
         Net inventories                                                                  195,362              164,786
         Prepaid expenses and deferred taxes                                               44,923               46,049
                                                                                   --------------       --------------
                 Total Current Assets                                                     402,532              364,564

Net Property, Plant and Equipment                                                         270,932              225,170
Goodwill and Other Intangibles                                                            865,327              542,869
Other Assets                                                                               61,414               42,119
                                                                                   --------------       --------------

Total Assets                                                                       $    1,600,205       $    1,174,722
                                                                                   ==============       ==============


                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Short-term borrowings                                                     $            -       $           91
         Trade accounts payable                                                           152,661              127,470
         Accrued compensation and benefits                                                 38,788               45,457
         Income taxes payable                                                              41,459               12,898
         Other current liabilities                                                         55,890               74,792
                                                                                   --------------       --------------
                 Total Current Liabilities                                                288,798              260,708

Long-Term Debt                                                                            846,333              512,557
Deferred Income Taxes                                                                      22,892               23,065
Other Liabilities                                                                          48,181               36,510

Shareholders' Equity:
         Class A common stock, $0.20 par value, authorized 80,000,000 shares,
            issued and outstanding 38,940,450 and 38,626,068 shares, respectively          7,788                 7,725
         Additional paid-in capital                                                         9,125                5,817
         Accumulated other comprehensive income                                           (13,177)              (7,465)
         Retained earnings                                                                390,265              335,805
                                                                                   --------------       --------------
Total Shareholders' Equity                                                                394,001              341,882
                                                                                   --------------       --------------

Total Liabilities and Shareholders' Equity                                         $    1,600,205       $    1,174,722
                                                                                   ==============       ==============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                            Nine Months Ended
                                                                                                 May 31,
                                                                                  ------------------------------------
                                                                                        1999                  1998
                                                                                  --------------        --------------
Operating Activities
--------------------
Net Earnings                                                                      $       56,215        $       57,999
Adjustments to reconcile net earnings to net cash
      provided by operating activities:
           Depreciation and amortization                                                  59,084                32,369
           Gain on sale of assets                                                           (841)               (9,894)
           Provision for loss on sale of subsidiary                                            -                 4,500
           Changes in operating assets and liabilities, excluding the effects of business acquisitions:
                    Accounts receivable                                                    7,266                (6,513)
                    Inventories                                                          (15,652)                9,933
                    Prepaid expenses and other assets                                     (4,469)                3,579
                    Trade accounts payable                                               (10,091)                 (901)
                    Other liabilities                                                    (14,337)              (12,778)
                    Income taxes payable                                                   6,967                (3,406)
                                                                                  --------------        --------------
     Net Cash Provided by Operating Activities                                            84,142                74,888


Investing Activities
--------------------
Proceeds on the sale of property, plant and equipment and other                           10,647                25,575
Purchases of property, plant and equipment                                               (49,096)              (36,328)
Cash used for business acquisitions                                                     (382,531)             (281,229)
Merger related fees                                                                       (8,100)                    -
                                                                                  --------------        --------------
     Net Cash Used in Investing Activities                                              (429,080)             (291,982)


Financing Activities
--------------------
Proceeds from issuance of long-term debt                                                 492,476               262,297
Principal payments on long-term debt                                                    (242,711)              (83,453)
Net borrowings(repayments) on short-term credit facilities                                (2,596)               16,432
Net commercial paper borrowings                                                           77,451                     -
Debt financing costs                                                                      (7,460)                 (382)
Receivables financed                                                                      34,713                30,000
Dividends paid on common stock                                                            (1,171)               (2,738)
Proceeds from stock option exercises                                                       3,332                 6,360
                                                                                  --------------        --------------
     Net Cash Provided by Financing Activities                                           354,034               228,516

Effect of Exchange Rate Changes on Cash                                                       47                  (312)
                                                                                  --------------        --------------

Net Increase in Cash and Cash Equivalents                                                  9,143                11,110

Cash and Cash Equivalents - Beginning of Period                                            6,349                22,047
Cash effect of the ZERO Excluded Period (as described in Note A)                               -                 9,859
                                                                                  --------------        --------------

Cash and Cash Equivalents - End of Period                                         $       15,492        $       43,016
                                                                                  ==============        ==============

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

Note B - Earnings Per Share
The reconciliations between basic and diluted earnings per share follow:

                  ($ in 000's)                               Three Months Ended            Nine Months Ended
             except per share amounts                              May 31,                       May 31,
                                                         --------------------------    --------------------------
                                                             1999          1998            1999          1998
                                                         ------------  ------------    ------------  ------------
Numerator:
    Net earnings for basic and diluted
      earnings per share                                 $     20,529   $    22,347    $     56,215   $    57,999
                                                         ============  ============    ============  ============
Denominator:
    Weighted average common shares outstanding for
      basic earnings per share                                 38,910        38,459          38,783        38,300

    Net effect of dilutive stock options based on the
      treasury stock method using average market price          1,220         1,838           1,421         1,881
                                                         ------------  ------------    ------------  ------------

    Weighted average common and equivalent
      shares outstanding for diluted earnings per share        40,130        40,297          40,204        40,181
                                                         ============  ============    ============  ============

Basic Earnings Per Share                                 $       0.53   $      0.58    $       1.45   $      1.51
                                                         ============  ============    ============  ============

Diluted Earnings Per Share                               $       0.51   $      0.55    $       1.40   $      1.44
                                                         ============  ============    ============  ============

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

-------------------------------------------------------------------------------
             ($ in 000's)                      Nine Months Ended May 31,
-------------------------------------------------------------------------------
     except per share amounts                  1999                   1998
-------------------------------------------------------------------------------
Net Sales                               $      1,322,759       $      1,063,626
Net Earnings                            $         55,358       $         58,085
Basic Earnings Per Share                $           1.43       $           1.52
Shares Used in Computation                        38,783                 38,300
Diluted Earnings Per Share              $           1.38       $           1.45
Shares Used in Computation                        40,204                 40,181
-------------------------------------------------------------------------------

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

Net earnings for the nine months ended May 31, 1999 were $56.2 million, or $1.40 per diluted share. Excluding one-time items from both the current and prior year periods, net earnings were $60.9 million, or $1.52 per diluted share, an increase of 14% over the $53.4 million, or $1.33 per diluted share, reported in the first nine months of the prior year. One-time items in the fiscal 1999 year-to-date period include a contract termination pretax charge of $7.8 million, or $0.12 per diluted share, recorded in the first quarter of fiscal 1999. The first nine months of the prior fiscal year included one-time items including a net pretax gain of $7.0 million, or $0.11 per diluted share, resulting from gains on the sale of property and a $1.7 million non-taxable insurance gain, partially offset by a $4.5 million provision for the estimated loss on the sale of a European subsidiary of the acquired ZERO business. Sales for the first nine months of fiscal 1999 were a record $1.3 billion, an increase of 51% over the same period last year.

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

--------------------------------------------------------------------------------------------------------------
NET SALES BY SEGMENT
--------------------------------------------------------------------------------------------------------------
($ in 000's)                      Three Months Ended May 31,                   Nine Months Ended May 31,
--------------------------------------------------------------------------------------------------------------
                                1999           1998       Change           1999             1998       Change
--------------------------------------------------------------------------------------------------------------
APW Electronics            $    260,524    $   139,208      87%          $   773,763   $   389,267      99%
APW Industrial                  179,981        164,733       9%              524,356       469,447      12%
==============================================================================================================
Total                      $    440,505    $   303,941      45%          $ 1,298,119   $   858,714      51%
==============================================================================================================

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


--------------------------------------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT
--------------------------------------------------------------------------------------------------------------
($ in 000's)                       Three Months Ended May 31,                  Nine Months Ended May 31,
--------------------------------------------------------------------------------------------------------------
                                1999           1998       Change             1999          1998        Change
--------------------------------------------------------------------------------------------------------------
APW Electronics            $     72,408    $    48,315      50%          $   212,261   $   137,091      55%
APW Industrial                   66,193         58,129      14%              190,251       161,156      18%
==============================================================================================================
Total                      $    138,601    $   106,444      30%          $   402,512   $   298,247      35%
==============================================================================================================

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

--------------------------------------------------------------------------------------------------------------
ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES BY SEGMENT
--------------------------------------------------------------------------------------------------------------
($ in 000's)                       Three Months Ended May 31,                  Nine Months Ended May 31,
--------------------------------------------------------------------------------------------------------------
                                1999           1998       Change             1999          1998        Change
--------------------------------------------------------------------------------------------------------------
APW Electronics            $    44,763     $   26,623       68%          $   132,431   $    74,848        77%
APW Industrial                  33,547         33,704       (1%)             104,313        99,218         5%
General Corporate                3,026          4,423      (32%)               9,069        12,236       (26%)
==============================================================================================================
Total                      $    81,336     $   64,750       26%          $   245,813   $   186,302        32%
==============================================================================================================

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

--------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION       ($ in 000's)                             May 31, 1999               August 31, 1998
--------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                            $      394,001     31%      $      341,882      39%
Total Debt                                                             846,333     67%             512,648      58%
Deferred Taxes                                                          22,892      2%              23,065       3%
--------------------------------------------------------------------------------------------------------------------
Total                                                           $    1,263,226    100%      $      877,595     100%
====================================================================================================================

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

         Phase 2 - Inventory and Compliance Review -- This phase included compilation of an inventory of internal and external systems and risk factors. The internal factor inventory included office, financial, business and manufacturing systems and items which might include embedded chip technology. The inventory of external factors included identification and survey of critical vendors. The compliance status of each inventoried system was documented during this phase. Local findings were verified by a combination of independently trained internal and external Year 2000 consultants.

         Phase 3 -- Remediation and Contingency Planning -- For each system identified as not being Year 2000 ready in Phase 2, a remediation or contingency plan was developed. The remediation plan could include system elimination, replacement, upgrade or the addition of a software patch. Contingency plans were also developed to address exposure related to critical third-party vendor systems. With respect to third-party Year 2000 exposure, contingency plans could include alternative sourcing, increasing inventory levels or otherwise reducing the Company's exposure to the third-party system.

         Phase 4 - Testing -- The final phase of the program involves testing the Year 2000 readiness of all critical IT and non-IT systems. Programs conducted during this phase include comprehensive testing of business systems by rolling forward the system clocks to test a number of potential problem dates, the testing of embedded chip technology in critical manufacturing systems, the testing of electronic data interchange with customers and Year 2000 readiness audits of critical third parties.

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

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.





                                        APPLIED POWER INC.
                                        ------------------
                                         (Registrant)



Date: December 8, 1999                  By: /s/Robert C. Arzbaecher
                                           ------------------------
                                        Robert C. Arzbaecher Senior Vice
                                        President and Chief Financial Officer
                                        (Principal Financial Officer and duly
                                        authorized to sign on behalf of the
                                        registrant)

                              APPLIED POWER INC.
                              (the "Registrant")
                         (Commission File No. 1-11288)

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MAY 31, 1999
                               INDEX TO EXHIBITS

                                                                     Incorporated Herein                 Filed
  Exhibit                       Description                            By Reference To                  Herewith
------------      ----------------------------------------   -------------------------------------    --------------
    4.1           (a) Multicurrency Credit Agreement,        Exhibit 4.4 to the Registrant's
                  dated as of October 14, 1998, among        Form 10-K for the fiscal year ended
                  Applied Power Inc. and Enerpac B.V.,       August 31, 1998 ("1998 10-K")
                  as Borrowers, various financial
                  institutions from time to time party
                  thereto, as Lenders, The First
                  National Bank of Chicago, as
                  Syndication Agent, Societe Generale,
                  as Documentation Agent, and Bank of
                  America National Trust and Savings
                  Association, as Administrative Agent,
                  arranged by NationsBanc Montgomery
                  Securities LLC
                  (b) Form of Consent to Multicurrency       Exhibit 4.1(b) to the Registrant's
                  Credit Agreement, dated as of October      Form 10-Q for quarter ended
                  14, 1998, effective                        February 28, 1999
                   February 3, 1999

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

   27.1           Financial Data Schedule                                                                  X(1)

(1) Filed with the original filing of this Form 10-Q.