Form 10-Q
period 1999-11-30
APPLIED POWER INC
filed 2000-01-14
CIK 6955

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

Mark One
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended November 30, 1999

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

                          Yes    X          No _______
                              -------


The number of shares outstanding of the Registrant's Class A Common Stock as of January 12, 2000 was 39,069,021.

                               APPLIED POWER INC.
                                   Form 10-Q
                    For the quarter ended November 30, 1999

                                     INDEX

                                                                                          Page  No.
                                                                                          ---------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Unaudited Condensed Consolidated Financial Statements

                    Condensed Consolidated Statement of Earnings -
                      Three Months Ended November 30, 1999 and 1998........................    3

                    Condensed Consolidated Balance Sheet -
                      November 30, 1999 and August 31, 1999................................    4

                    Condensed Consolidated Statement of Cash Flows -
                      Three Months Ended November 30, 1999 and 1998........................    5

                    Notes to Condensed Consolidated Financial Statements...................    6 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..............................................    8 - 11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk........................    11


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K..................................................    12

SIGNATURE..................................................................................    13
---------

PART I  - FINANCIAL INFORMATION


Item 1 - Financial Statements
-----------------------------

                              APPLIED POWER INC.
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                                            Three Months Ended November 30,
                                                                          ------------------------------------
                                                                            1999                       1998
                                                                          ---------                  ---------
Net Sales                                                                 $ 462,167                  $ 435,660
Cost of Products Sold                                                       322,637                    298,258
                                                                          ---------                  ---------

          Gross Profit                                                      139,530                    137,402

Engineering, Selling and Administrative Expenses                             78,894                     82,418
Amortization of Intangible Assets                                             7,795                      7,065
Contract Termination (Recovery) Costs                                        (1,446)                     7,824
                                                                          ---------                  ---------

          Operating Earnings                                                 54,287                     40,095

 Other Expense (Income):
          Net financing costs                                                16,338                     13,899
          Other - net                                                           137                         (7)
                                                                          ---------                  ---------

Earnings Before Income Tax Expense                                           37,812                     26,203

Income Tax Expense                                                           14,130                      9,802
                                                                          ---------                  ---------

Net Earnings                                                              $  23,682                  $  16,401
                                                                          =========                  =========

Basic Earnings Per Share:
   Earnings Per Share                                                     $    0.61                  $    0.42
                                                                          =========                  =========
   Weighted Average Common Shares Outstanding (000's)                        38,992                     38,649
                                                                          =========                  =========

Diluted Earnings Per Share:
   Earnings Per Share                                                     $    0.59                  $    0.41
                                                                          =========                  =========
   Weighted Average Common and Equivalent Shares Outstanding (000's)         40,312                     40,078
                                                                          =========                  =========

  See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollars in thousands, except per share amounts)

                                                                                   November 30,           August 31,
                                                                                       1999                  1999
                                                                                 -----------------     ----------------
                                                                                    (Unaudited)
                                             ASSETS
Current Assets:
         Cash and cash equivalents                                                    $    16,940          $    22,258
         Net accounts receivable                                                          154,771              149,525
         Net inventories                                                                  221,496              207,518
         Prepaid expenses and deferred income taxes                                        29,676               29,735
                                                                                 ----------------      ---------------
                 Total Current Assets                                                     422,883              409,036

Net Property, Plant and Equipment                                                         270,676              273,902
Goodwill and Other Intangibles, net                                                       880,037              888,322
Other Assets                                                                               53,387               53,586
                                                                                  ----------------      ---------------

Total Assets                                                                          $ 1,626,983          $ 1,624,846
                                                                                  ================      ===============


                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Short-term borrowings                                                        $    12,961          $       230
         Trade accounts payable                                                           155,066              157,515
         Accrued compensation and benefits                                                 40,325               47,089
         Income taxes payable                                                              44,551               36,491
         Other current liabilities                                                         74,321               82,340
                                                                                  ---------------      ---------------
                 Total Current Liabilities                                                327,224              323,665

Long-Term Debt                                                                            778,594              808,438
Deferred Income Taxes                                                                      16,416               15,869
Other Deferred Liabilities                                                                 61,269               59,045

Shareholders' Equity:
         Class A common stock, $0.20 par value, authorized 80,000,000 shares,
           Issued and outstanding 39,012,438 and 38,978,340 shares, respectively            7,802                7,796
         Additional paid-in capital                                                        12,753               12,388
         Accumulated other comprehensive loss                                             (13,035)             (15,218)
         Retained earnings                                                                435,960              412,863
                                                                                 ----------------      ---------------
Total Shareholders' Equity                                                                443,480              417,829
                                                                                 ----------------      ---------------

Total Liabilities and Shareholders' Equity                                            $ 1,626,983          $ 1,624,846
                                                                                 ================      ===============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                    Three Months Ended November 30,
                                                                                 --------------------------------------
                                                                                      1999                   1998
                                                                                 ----------------       ---------------
Operating Activities
--------------------
Net Earnings                                                                     $      23,682          $      16,401
Adjustments to reconcile net earnings to net cash
     Provided by operating activities:
           Depreciation and amortization                                                20,408                 18,759
           Changes in operating assets and liabilities, excluding
               the effects of business acquisitions:
                    Accounts receivable                                                (19,908)               (10,539)
                    Inventories                                                        (17,209)                (6,428)
                    Prepaid expenses and other assets                                   (1,408)                 2,665
                    Trade accounts payable                                                 580                  3,918
                    Other accrued liabilities                                          (10,231)                 5,049
                    Income taxes payable                                                 9,468                 10,546
                                                                                 -------------          -------------
     Net Cash Provided By Operating Activities                                           5,382                 40,371

Investing Activities
--------------------
Proceeds from sale of property, plant and equipment                                          -                  4,484
Purchases of property, plant and equipment                                             (13,511)               (16,866)
Cash used for business acquisitions                                                          -               (365,996)
Proceeds from sale of business unit                                                      2,987                      -
Merger related fees and other                                                                -                 (8,036)
                                                                                 -------------          -------------
     Net Cash Used In Investing Activities                                             (10,524)              (386,414)

Financing Activities
--------------------
Proceeds from issuance of long-term debt                                                     -                278,762
Principal payments on long-term debt                                                   (15,202)               (27,806)
Net borrowings (repayments) on short-term credit facilities                             12,884                 (2,433)
Net commercial paper (repayments) borrowings                                            (7,342)               100,483
Debt financing costs                                                                       (88)                (1,412)
Additional receivables financed                                                         10,000                      -
Dividends paid on common stock                                                            (585)                  (588)
Proceeds from stock option exercises                                                       371                    535
                                                                                 -------------          -------------
     Net Cash Provided By Financing Activities                                              38                347,541

Effect of Exchange Rate Changes on Cash                                                   (214)                   315
                                                                                 -------------          -------------

Net (Decrease) Increase in Cash and Cash Equivalents                                    (5,318)                 1,813

Cash and Cash Equivalents - Beginning of Period                                         22,258                  6,349
                                                                                 -------------          -------------
Cash and Cash Equivalents - End of Period                                        $      16,940          $       8,162
                                                                                 =============          =============


     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation
------------------------------
The accompanying unaudited condensed consolidated financial statements of Applied Power Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the consolidated financial statements and footnotes thereto in the Company's fiscal 1999 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2000.


Note B - Earnings Per Share
---------------------------
The reconciliations between basic and diluted earnings per share are as follows:

                                                                                         Three Months Ended
        (in thousands except per share amounts)                                             November 30,
                                                                               ---------------------------------------
                                                                                     1999                  1998
                                                                               ------------------    -----------------
Numerator:
     Net earnings for basic and diluted earnings per share                            $ 23,682              $16,401
                                                                               ===============       ==============

Denominator:
     Weighted average common shares outstanding for
        basic earnings per share                                                        38,992               38,649

     Net effect of dilutive stock options based on the treasury stock
        method using average market price                                                1,320                1,429
                                                                               ---------------       --------------

     Weighted average common and equivalent shares outstanding for
        diluted earnings per share                                                      40,312               40,078
                                                                               ===============       ==============

Basic Earnings Per Share                                                               $  0.61              $  0.42
                                                                               ===============       ==============

Diluted Earnings Per Share                                                             $  0.59              $  0.41
                                                                               ===============       ==============

Note C - Comprehensive Income
-----------------------------
The components of comprehensive income are as follows:

                                                                                         Three Months Ended
                                                                                            November 30,
                                                                                -------------------------------------
          (in thousands)                                                              1999                 1998
                                                                                ---------------      ----------------
Net earnings                                                                           $ 23,682             $ 16,401
Foreign currency translation adjustments                                                  2,183                4,707
                                                                                ---------------      ---------------

Comprehensive income                                                                   $ 25,865             $ 21,108
                                                                                ===============      ===============

Note D - Sale of Business Unit
------------------------------
On November 23, 1999, a wholly-owned subsidiary of the Company completed the sale of the assets of Samuel Groves & Co. Ltd., a business unit of the Industrial segment. Total consideration from the transaction was approximately $3.0 million, which approximated book value of the assets.


Note E - Net Inventories
------------------------
The nature of the Company's products in several significant parts of its business is such that they have a very short production cycle. Consequently, the amount of work-in-process at any point in time is minimal. In addition, many parts or components are ultimately either sold individually or assembled with other parts making a distinction between raw materials and finished goods unclear. At these locations, the Company has not deemed it necessary or cost effective to categorize inventory by state of completion, but rather between material, labor and overhead. Several other parts of the Company maintain and manage their inventories using a job cost system where the distinction of categories of inventory by state of completion is also not available.

As a result of these factors, it is neither practical nor cost effective to segregate the amounts of raw materials, work-in-process or finished goods inventories at the respective balance sheet dates as segregation would only be possible as the result of physical inventories which are taken at dates different from the balance sheet dates.


Note F - Segment Information
----------------------------
The Company is organized and managed along the lines of its two product segments: Electronics and Industrial. Electronics supplies electronic enclosures, power supplies, thermal management systems, backplanes, and cabling either as individual products, or as an integrated system incorporating certain of the Company's product design, supply chain management, assembly and test capabilities. Industrial provides both standard and customized industrial and electrical tools and accessories along with components and systems using hydraulic, actuation and vibration control technologies through a world-wide distribution system into a variety of niche markets. "General corporate and other" as indicated below primarily includes general corporate expenses, interest expense and foreign currency exchange adjustments

The following table summarizes financial information by reportable segment. Results for the three months ended November 30, 1998 for the Industrial segment include a $7.8 million pre-tax charge related to a contract termination. Results for the three months ended November 30, 1999 for the Industrial segment include a $1.4 million pre-tax recovery settlement related to the contract termination.


                                                                                      Three Months Ended
          (in thousands)                                                                 November 30,
                                                                            -----------------------------------------
                                                                                   1999                  1998
---------------------------------------------------------------------------------------------------------------------
Net Sales:
Electronics                                                                          $ 289,126            $ 263,185
Industrial                                                                             173,041              172,475
---------------------------------------------------------------------------------------------------------------------
Total                                                                                $ 462,167            $ 435,660
---------------------------------------------------------------------------------------------------------------------

Earnings Before Income Tax Expense:
Electronics                                                                          $  26,340            $  25,326
Industrial                                                                              30,932               17,860
General corporate and other                                                           (19,460)             (16,983)
---------------------------------------------------------------------------------------------------------------------
Total                                                                                $  37,812            $  26,203
---------------------------------------------------------------------------------------------------------------------


Note G - Strategic Alternatives
-------------------------------
In September 1999, the Company announced that it was exploring strategic alternatives related to the Industrial segment, which would enable the Company and its shareholders to focus on the strong potential of the Electronics segment.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Risk Factors That May Affect Future Results
-------------------------------------------
Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as statements in other Company communications, which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the industrial production, trucking, construction, aerospace, automotive, recreational vehicle, computer, semiconductor, telecommunication, electronic and defense industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive pricing, foreign currency risk, interest rate risk, unforeseen costs or consequences of Year 2000 issues during calendar year 2000, the Company's ability to access capital markets, the disposition of the Industrial businesses, and other factors that may be referred to in the Company's reports filed with the Securities and Exchange Commission from time to time.

Results of Operations
---------------------
The Company reported record sales and earnings for the first quarter ended November 30, 1999. Net earnings for the first quarter of fiscal 2000 were $23.7 million, or $0.59 per share on a diluted basis. Excluding one time items in both periods, net earnings were $22.8 million, or $0.57 per diluted share, an increase of 8% percent over the $21.1 million, or $0.53 per diluted share, in the prior year quarter. The one-time items in both periods relate to the cancellation of a contract within the Industrial segment in November 1998. In the first quarter of fiscal 1999, the Company recorded to operating expense a one-time contract termination charge of $7.8 million pre-tax, $4.7 million after-tax, or $0.12 per diluted share. In the first quarter of fiscal 2000, the Company recovered a portion of that contract termination charge in a settlement and recorded against operating expense, a one-time contract termination recovery of $1.4 million pre-tax, $0.9 million after-tax, or $0.02 per diluted share. Sales for the three month period ended November 30, 1999 were $462.2 million, an increase of 6% percent over the $435.7 million reported in the comparable prior year period. Foreign currency translation had a 2.5% negative effect on reported fiscal 2000 first quarter sales.

The Company is organized, managed and reported as two segments: Electronics and Industrial. Electronics supplies electronic enclosures, power supplies, thermal systems, backplanes, and cabling either as individual products, or as an integrated system incorporating certain of the Company's product design, supply chain management, assembly and test capabilities. Industrial provides both standard and customized industrial and electrical tools and accessories along with components and systems using hydraulic, actuation and vibration control technologies through a world-wide distribution system into a variety of niche markets.

In September 1999, the Company announced that it was exploring strategic alternatives related to the Industrial segment, which would enable the Company and its shareholders to focus on the strong potential of the Electronics segment.

--------------------------------------------------------------------------------------------------------------------
NET SALES BY SEGMENT                                              Three Months Ended November 30,
--------------------------------------------------------------------------------------------------------------------
(in thousands)                                                        1999               1998            Change
--------------------------------------------------------------------------------------------------------------------
Electronics                                                         $  289,126         $  263,185          10%
Industrial                                                             173,041            172,475           0%
--------------------------------------------------------------------------------------------------------------------
Total                                                               $  462,167         $  435,660           6%
====================================================================================================================

Revenues from the Electronics segment grew 10 percent during the first quarter of fiscal 2000 as compared to the prior year first quarter. Excluding the negative impact of the stronger dollar, Electronics' sales grew 13% over the comparable prior year period. Internal growth as well as the impact from acquisitions completed in the prior year contributed to this growth.

Fiscal 2000 first quarter net sales for the Industrial segment were comparable to the prior year period. Certain businesses purchased in the Rubicon acquisition in the prior year combined to contribute approximately $2.0 million of sales growth to this segment during the current quarter. This acquisition related growth was offset by a 2% reduction in reported sales as a result of the negative impact of foreign currency translation. Exclusive of acquisitions and the adverse impact of the strong dollar on reported sales, Industrial's sales increased 1% during the current year first quarter compared to the prior year first quarter. Internal growth was principally generated from recreational vehicle slide-out and leveling systems, offset by a one-time computer system conversion inefficiency.

--------------------------------------------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT                                           Three Months Ended November 30,
--------------------------------------------------------------------------------------------------------------------
(in thousands)                                                          1999                  1998        Change
--------------------------------------------------------------------------------------------------------------------
Electronics                                                          $  77,412          $  75,860         2%
Industrial                                                              62,118             61,542         1%
--------------------------------------------------------------------------------------------------------------------
Total                                                                $ 139,530          $ 137,402         2%
====================================================================================================================

Fiscal 2000 first quarter gross profit dollars increased by 2% over the comparable prior year period. As a percentage of net sales, gross profit declined from 31.5% in the prior year first quarter to 30.2% in the current year quarter. As compared to the prior year period, both the increase in gross profit dollars and the decline in gross profit as a percent of sales were driven by continued expansion and growth of relatively lower margin integration businesses in the Electronics group. As a result of further cost control, restructuring and manufacturing productivity initiatives in the Industrial segment, gross profit dollars and gross profit as a percentage of sales increased in the first three months of fiscal 2000.

--------------------------------------------------------------------------------------------------------------------
ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES BY SEGMENT
--------------------------------------------------------------------------------------------------------------------
(in thousands)                                                    Three Months Ended November 30,
--------------------------------------------------------------------------------------------------------------------
                                                                        1999                  1998        Change
--------------------------------------------------------------------------------------------------------------------
Electronics                                                          $  45,256          $  45,726            (1)%
Industrial                                                              30,652             33,599            (9)%
General Corporate                                                        2,986              3,093            (3)%
--------------------------------------------------------------------------------------------------------------------
Total                                                                $  78,894          $  82,418            (4)%
====================================================================================================================

Fiscal 2000 first quarter engineering, selling and administrative ("ESA") expenses were 4 percent lower than that reported in the first quarter of fiscal 1999. This reduction in ESA expenses is a result of initiatives in place to aggressively manage spending levels and to integrate acquired businesses into the Company, offset by additional ESA expenses of businesses acquired since or during the first quarter of fiscal 1999. In total, ESA expenses were reduced to
17.1 percent of net sales for the current year quarter compared to 18.9 percent for the prior year quarter. The reduction was the result of the continued efforts discussed above to manage spending levels throughout the Company, along with the incremental sales growth of the Electronics segment, which typically has a lower percentage of ESA expenses to sales.


Amortization expense for the first quarter of fiscal 2000 was higher than that reported for the first quarter of fiscal 1999 due to the acquisitions made during and subsequent to the first quarter of fiscal 1999, which include Rubicon, Innovative and Ergun.


Excluding one time items in both periods, operating profit margin increased to
11.4 percent for the first quarter of fiscal 2000 compared to 11.0 percent for the first quarter of fiscal 1999. One time items include the non-recurring contract termination charge in the first quarter of fiscal 1999, and the partial recovery of that contract termination charge in the first quarter of fiscal 2000. The increase in operating profit margin between periods is a result of internal sales growth together with continued efforts to manage spending levels throughout the Company. Inclusive of one time items in both periods, the operating profit margin increased to 11.7 percent for the first quarter of fiscal 2000 compared to 9.2 percent for the first quarter of fiscal 1999.

Net financing costs for the three months ended November 30, 1999 increased over the comparable prior year period primarily as a result of additional borrowings incurred to finance fiscal 1999 acquisitions, coupled with the April 1999 issuance of $200.0 million of higher cost subordinated debt.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $16.9 million at November 30, 1999 and $22.3 million at August 31, 1999. In order to minimize net financing costs, the Company intentionally maintains low cash balances by using available cash to reduce short-term bank borrowings.

Net cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $5.4 million and $40.4 million for the three month periods ended November 30, 1999 and 1998, respectively. Cash flow from operations decreased between periods mainly due to a temporary build-up in working capital.

Net cash used in investing activities totaled $10.5 million for the first quarter of fiscal 2000. $13.5 million was used for capital expenditures, while $3.0 million of cash proceeds were received in November 1999 upon sale of the assets of Samuel Groves & Co. Ltd., a business unit of the Industrial segment.

--------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION     (in thousands)                           November 30, 1999            August 31, 1999
--------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                                 $  443,480    36%          $  417,829      34%
Total Debt                                                              791,555    63%             808,668      65%
Deferred Taxes                                                           16,416     1%              15,869       1%
--------------------------------------------------------------------------------------------------------------------
Total                                                                $1,251,451   100%          $1,242,366     100%
====================================================================================================================

Financing activities in the first three months of fiscal 2000 offset each other, and therefore, generated minimal net cash during the quarter. Cash proceeds of $10.0 million from additional receivables financed were offset by net repayments of debt amounting to $9.7 million. In addition, the Company paid $0.6 million in dividend payments to shareholders and received $0.4 million in proceeds from stock option exercises.

Outstanding debt at November 30, 1999 totaled $791.6 million, a decrease of approximately $17.1 million since the beginning of the fiscal year. Net repayments of debt along with foreign currency exchange fluctuations contributed to this decrease. At November 30, 1999, the Company had $435.9 million of funds available under multi-currency credit agreements, unused non committed lines of credit and receivable financing facilities. The Company believes that availability under its credit facilities or other borrowings, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.


Year 2000 Considerations
------------------------
As of the date of this filing, January 14, 2000, the Company has not incurred any significant business disruptions as a result of Year 2000 issues. However, while no such occurrence has developed as of the date of this filing, Year 2000 problems may still surface throughout calendar year 2000. Therefore, there is still no assurance that the Company will not be affected by year 2000 issues in the future. The Company will continue to monitor Year 2000 considerations and work diligently to remediate any issues that may arise.

If the Company's systems, including both information technology ("IT") and other systems which may include embedded technology and micro-controllers, do not correctly recognize date information throughout calendar year 2000, there could be a material adverse impact on the Company's operations.

Based on the Company's readiness efforts, the costs associated with potential Year 2000 issues that may arise during calendar year 2000 are not expected to have a material effect on the results of operations or financial condition of the Company. The Company historically has not quantified the costs of Year 2000 readiness and remediation, but believes costs incurred to date were not material to the Company's financial position.

At this time, the Company does not expect the reasonably foreseeable consequences of any Year 2000 problem to have material adverse effects on the Company's business, operations or financial condition throughout calendar year 2000. However, the Company cannot be certain that it will not suffer business interruptions, either due to its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible to fulfill their commitments to the Company. Furthermore, Year 2000 problems have many elements and potential consequences, some of which may not be reasonably foreseeable. As such, there can be no assurances that every material Year 2000 problem will be identified and addressed or that unforeseen consequences will not arise and possibly have a material adverse effect on the Company.

See Item 7. "Year 2000 Considerations" in the Company's Annual Report on
Form 10-K for the fiscal year ended August 31, 1999 for further discussion of the Company's action plans to address Year 2000 issues.

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

A discussion of the Company's accounting policies for derivative financial instruments is included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999 within Note A - "Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements, and further disclosure relating to financial instruments is included in Note G - "Debt."

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

The Company's identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The Company periodically identifies naturally occurring offsetting positions and then purchases hedging instruments to protect against anticipated exposures. The Company's financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.

Interest Rate Risk - The Company periodically enters into interest rate swaps to
------------------
stabilize financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counter party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense.

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

PART II -  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits

       See "Index to Exhibits" on page 14, which is incorporated herein by reference.

(b) Reports on Form 8-K

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




                                        APPLIED POWER INC.
                                        ------------------
                                         (Registrant)



Date:  January 14, 2000                 By: /s/ Richard D. Carroll
                                           -----------------------
                                        Richard D. Carroll
                                        Vice President - Finance and Controller

                                        (Acting Principal Financial and
                                        Accounting Officer and duly
                                        authorized to sign on behalf
                                        of the registrant)

                              APPLIED POWER INC.
                              (the "Registrant")
                         (Commission File No. 1-11288)

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED NOVEMBER 30, 1999
                               INDEX TO EXHIBITS

                                                                     Incorporated Herein                  Filed
  Exhibit                       Description                            By Reference To                  Herewith
------------      ----------------------------------------   -------------------------------------    --------------
   10.1           Description of Fiscal 2000 Management                                                     X
                  Bonus Arrangement

   27.1           Financial Data Schedule                                                                   X