Form 10-Q
period 2000-02-29
APPLIED POWER INC
filed 2000-04-14
CIK 6955

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

Mark One
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended February 29, 2000

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

                                (262) 523-7600
                                --------------
             (Registrant's telephone number, including area code)



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


The number of shares outstanding of the Registrant's Class A Common Stock as of April 12, 2000 was 39,091,740.

                                 APPLIED POWER INC.

                                     INDEX


                                                                       Page  No.
                                                                       ---------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Unaudited Condensed Consolidated Financial Statements

               Condensed Consolidated Statement of Earnings -
                 Three and Six Months Ended
                 February 29, 2000 and February 28, 1999....................  3

               Condensed Consolidated Balance Sheet -
                 February 29, 2000 and August 31, 1999......................  4

               Condensed Consolidated Statement of Cash Flows -
                 Six Months Ended February 29, 2000 and February 28, 1999...  5

               Notes to Condensed Consolidated Financial Statements.........  6

Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................  9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk......... 12


PART II - OTHER INFORMATION
---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders................ 13

Item 6 - Exhibits and Reports on Form 8-K................................... 13

SIGNATURE................................................................... 14
---------

PART I  - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------
                               APPLIED POWER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                                  Three Months Ended                      Six Months Ended
                                                             February 29,     February 28,         February 29,     February 28,
                                                         ------------------------------------- -------------------------------------
                                                                2000               1999                2000             1999
                                                         ------------------ ------------------ ------------------ ------------------
Net Sales                                                        $461,177         $421,955             $923,344         $857,615
Cost of Products Sold                                             323,199          295,445              645,836          593,703
                                                         ------------------ ------------------ ------------------ ------------------
     Gross Profit                                                 137,978          126,510              277,508          263,912

Engineering, Selling and Administrative Expenses                   77,847           74,236              156,741          156,654
Amortization of Intangible Assets                                   8,003            7,088               15,798           14,153
Contract Termination (Recovery) Costs                                   -                -               (1,446)           7,824
Corporate Reorganization Expenses                                   3,487                -                3,487                -
                                                         ------------------ ------------------ ------------------ ------------------
       Operating Earnings                                          48,641           45,186              102,928           85,281

Other Expense (Income):
       Net Financing Costs                                         12,022           15,489               28,360           29,388
       Other - Net                                                    564             (965)                 701             (972)
                                                         ------------------ ------------------ ------------------ ------------------
Earnings Before Income Tax Expense                                 36,055           30,662               73,867           56,865

Income Tax Expense                                                 13,430           11,376               27,560           21,178
                                                         ------------------ ------------------ ------------------ ------------------
Earnings Before Extraordinary Item                                 22,625           19,286               46,307           35,687

Extraordinary Loss on Early Retirement of Debt,
       Net of Income Tax Benefit of $1,250                         (2,083)               -               (2,083)               -
                                                         ------------------ ------------------ ------------------ ------------------
Net Earnings                                                     $ 20,542         $ 19,286             $ 44,224         $ 35,687
                                                         ================== ================== ================== ==================
Basic Earnings Per Share:
Earnings Per Share Before Extraordinary Item                      $  0.58            $0.50              $  1.18            $0.92
Extraordinary Loss on Early Retirement of Debt,
     Net of Income Tax Benefit                                      (0.05)               -                (0.05)               -
                                                         ------------------ ------------------ ------------------ ------------------

Earnings Per Share                                                $  0.53            $0.50              $  1.13            $0.92
                                                         ================== ================== ================== ==================
Weighted Average Common
     Shares Outstanding (000's)                                    39,052           38,786               39,023           38,724
                                                         ================== ================== ================== ==================

Diluted Earnings Per Share:
 Earnings Per Share Before Extraordinary Item                     $  0.56            $0.48              $  1.15            $0.89
Extraordinary Loss on Early Retirement of Debt,
     Net of income tax benefit                                      (0.05)               -                (0.05)               -
                                                         ------------------ ------------------ ------------------ ------------------

Earnings Per Share                                                $  0.51            $0.48              $  1.10            $0.89
                                                         ================== ================== ================== ==================
Weighted Average Common and Equivalent
     Shares Outstanding (000's)                                    40,374           40,415               40,343           40,251
                                                         ================== ================== ================== ==================

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except share amounts)

                                                                                 February 29,     August 31,
                                                                                     2000            1999
                                                                               --------------  -------------
                                                                                (Unaudited)
                                                ASSETS

Current Assets:
      Cash and cash equivalents                                                    $    7,510     $   22,258
      Accounts receivable, net                                                        168,994        149,525
      Inventories, net                                                                230,414        207,518
      Prepaid expenses and deferred income taxes                                       33,972         29,735
                                                                                   -----------    -----------
              Total Current Assets                                                    440,890        409,036

Property, Plant and Equipment, net                                                    267,491        273,902
Goodwill and Other Intangibles Assets, net                                            878,872        888,322
Other Assets                                                                           51,768         53,586
                                                                                   -----------    -----------

Total Assets                                                                       $1,639,021     $1,624,846
                                                                                   ===========    ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
        Short-term borrowings                                                      $    2,383     $      230
        Trade accounts payable                                                        155,727        157,515
        Accrued compensation and benefits                                              44,601         47,089
        Income taxes payable                                                           39,139         36,491
        Other current liabilities                                                      67,594         82,340
                                                                                   -----------    -----------
               Total Current Liabilities                                              309,444        323,665

Long-Term Debt                                                                        792,953        808,438
Deferred Income Taxes                                                                  16,641         15,869
Other Liabilities                                                                      60,092         59,045

Shareholders' Equity:
     Class A common stock, $0.20 par value, authorized 80,000,000 shares,
        issued and outstanding 39,084,661 and 38,978,340 shares, respectively           7,817          7,796
     Additional paid-in capital                                                        13,971         12,388
     Accumulated other comprehensive income                                           (17,813)       (15,218)
     Retained earnings                                                                455,916        412,863
                                                                                   -----------    -----------
Total Shareholders' Equity                                                            459,891        417,829
                                                                                   -----------    -----------
Total Liabilities and Shareholders' Equity                                         $1,639,021     $1,624,846
                                                                                   ===========    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                          Six Months            Six Months
                                                                            Ended                 Ended
                                                                         February 29,          February 28,
                                                                            2000                  1999
                                                                      -----------------     -----------------
Operating Activities
--------------------
Net Earnings                                                             $ 44,224               $  35,687
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
       Depreciation and amortization                                       41,700                  39,625
       Extraordinary loss on early retirement of debt                       3,333                       -
       Changes in operating assets and liabilities, excluding
          the effects of business acquisitions and divestitures:
               Accounts receivable                                        (24,187)                  4,560
               Inventories                                                (22,750)                (17,734)
               Prepaid expenses and other assets                           (3,238)                 (1,567)
               Trade accounts payable                                         366                 (17,637)
               Other liabilities                                          (17,649)                 (7,889)
               Income taxes payable                                         3,619                   2,276
                                                                      ------------          --------------
  Net Cash Provided by Operating Activities                                25,418                  37,321

Investing Activities
--------------------
Proceeds on the sale of property, plant and equipment                         914                   6,743
Purchases of property, plant and equipment                                (23,883)                (37,006)
Proceeds from sale of subsidiary                                            2,987                       -
Investment in unconsolidated affiliate                                     (1,961)                      -
Cash used for business acquisitions, net of cash acquired                  (8,726)               (385,689)
                                                                      ------------          --------------
  Net Cash Used in Investing Activities                                   (30,669)               (415,952)

Financing Activities
--------------------
Proceeds from issuance of long-term debt                                   66,845                 277,228
Principal payments on long-term debt                                      (68,917)                (34,174)
Net borrowings on short-term credit facilities                              2,394                     666
Net commercial paper (repayments) borrowings                              (10,066)                109,351
Receivables financed                                                            -                  25,713
Dividends paid on common stock                                             (1,171)                 (1,171)
Proceeds from stock option exercises                                        1,604                   2,568
                                                                      ------------          --------------
  Net Cash (Used in) Provided by Financing Activities                      (9,311)                380,181

Effect of Exchange Rate Changes on Cash                                      (186)                    198
                                                                      ------------          --------------
Net (Decrease) Increase in Cash and Cash Equivalents                      (14,748)                  1,748

Cash and Cash Equivalents - Beginning of Period                            22,258                   6,349
                                                                      ------------          --------------
Cash and Cash Equivalents - End of Period                                $  7,510               $   8,097
                                                                      ============          ==============

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements of Applied Power Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the consolidated financial statements and footnotes thereto in the Company's 1999 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 29, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2000.

Note B - Earnings Per Share
---------------------------

The reconciliations between basic and diluted earnings per share are as follows:

                                                                   Three Months Ended              Six Months Ended
                                                               February 29,   February 28,    February 29,   February 28,
  (in thousands, except per share amounts)                     ----------------------------------------------------------
                                                                   2000           1999            2000           1999
                                                                  -------        -------         -------        -------
Numerator:
  Net earnings for basic and diluted
    earnings per share                                            $20,542        $19,286         $44,224        $35,687
                                                                  =======        =======         =======        =======

Denominator:
  Weighted average common shares outstanding for
    basic earnings per share                                       39,052         38,786          39,023         38,724

  Net effect of dilutive stock options based on the
    treasury stock method using average market price                1,322          1,629           1,320          1,527
                                                                  -------        -------         -------        -------

  Weighted average common and equivalent
    shares outstanding for diluted earnings per share              40,374         40,415          40,343         40,251
                                                                  =======        =======         =======        =======

Basic Earnings Per Share:
  Basic earnings per share before extraordinary item              $  0.58        $  0.50         $  1.18        $  0.92

  Extraordinary loss on early retirement of debt                    (0.05)             -           (0.05)             -
                                                                  -------        -------         -------        -------

  Basic earnings per share                                        $  0.53        $  0.50         $  1.13        $  0.92
                                                                  =======        =======         =======        =======

Diluted Earnings Per Share:
  Diluted earnings per share before extraordinary loss            $  0.56        $  0.48         $  1.15        $  0.89

  Extraordinary loss on early retirement of debt                    (0.05)             -           (0.05)             -
                                                                  -------        -------         -------        -------

  Diluted earnings per share                                      $  0.51        $  0.48         $  1.10        $  0.89
                                                                  =======        =======         =======        =======

Note C - Comprehensive Income
-----------------------------

The components of comprehensive income are as follows:

                                                        Three Months Ended                  Six Months Ended
                                                    February 29,     February 28,     February 29,     February 28,
                                                    -----------------------------     -----------------------------
        (in thousands)                                  2000             1999             2000             1999
                                                      -------          -------          -------          -------
   Net earnings                                       $20,542          $19,286          $44,224          $35,687
   Foreign currency translation adjustments            (4,778)          (2,944)          (2,595)           1,763
                                                      -------          -------          -------          -------

   Comprehensive income                               $15,764          $16,342          $41,629          $37,450
                                                      =======          =======          =======          =======

Note D - Acquisitions
---------------------

On January 28, 2000, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Metalade of Pennsylvania Inc., ("Metalade"). Metalade specializes in metal fabrication relating to electronics enclosures and was integrated with the Company's Electronics business unit. The total purchase price of this acquisition totaled $8.7 million plus future consideration, not to exceed $5.0 million, based on achieved sales levels, including fees and expenses. The acquisition was funded by borrowings under the current credit facilities. The acquisition has been accounted for using the purchase method and the results of operations of the acquired company are included in the Condensed Consolidated Statements of Earnings from the acquisition date. Preliminary allocations of the purchase price resulted in approximately $6.7 million in goodwill.

Note E - Sale of Business Unit
------------------------------

On November 23, 1999, a wholly-owned subsidiary of the Company completed the sale of the assets of Samuel Groves & Co. Ltd., a business unit of the Industrial segment. Total consideration from the transaction was approximately $3.0 million, which approximated book value of the assets.

Note F - Net Inventories
------------------------

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

Note G - Spin-Off of Electronics Segment
-----------------------------------------

On January 27, 2000, the Company announced a plan to spin off its Electronics business segment to create a pure global supplier in the high-growth electronics manufacturing services (EMS) sector. The new Electronics business will be a separate publicly traded company incorporated in Bermuda, and will operate under the name APW Ltd. Following the spin-off, Applied Power Inc. will continue to operate the businesses making up the Industrial segment. The spin-off is expected to be completed by fiscal year-end, at which time Applied Power Inc. shareholders of record would receive a dividend of one newly issued share of APW Ltd. for each Applied Power Inc. share held.

The above contemplated transaction is contingent upon various conditions, including the effectiveness of a registration statement to be filed with the SEC in connection with the spin-off, receipt of a favorable tax opinion of counsel to the effect that the transaction should be tax-free for Federal income tax purposes, approval from the NYSE of listing on the exchange, obtaining credit facilities on acceptable terms and conditions, and final approval by the Applied Power Inc. Board of Directors.

Note H - Extraordinary Item
---------------------------

In January 2000, the Company retired the $50.0 million senior promissory notes that were due March 8, 2011. The notes were paid off in anticipation of the planned spin-off of the Electronics segment. In connection with this early retirement of debt, the Company paid a $3.3 million make-whole premium, $2.1 million net of the tax benefits. This premium has been recorded in the Company's Condensed Consolidated Statement of Earnings for the three and six months ended February 29, 2000, as an extraordinary charge, net of tax.

Note I - Segment Information
----------------------------

The Company is organized and managed along the lines of its two product segments: Electronics and Industrial. Electronics supplies electronic enclosures, power supplies, thermal management systems, backplanes, and cabling either as individual products, or as an integrated system incorporating certain of the Company's product design, supply chain management, assembly and test capabilities. Industrial provides both standard and customized industrial and electrical tools and accessories along with components and systems using hydraulic, actuation and vibration control technologies through a world-wide distribution system into a variety of niche markets. "General corporate and other" as indicated below primarily includes general corporate expenses, interest expense and foreign currency exchange adjustments.

The following table summarizes financial information by reportable segment.

    (in thousands)                                  Three Months Ended                          Six Months Ended
                                            February 29,          February 28,       February 29,              February 28,
-----------------------------------------------------------------------------------------------------------------------------
                                                  2000                  1999                 2000                     1999
-----------------------------------------------------------------------------------------------------------------------------
Net Sales:
Electronics                                      $277,090              $250,055             $566,216                 $513,240
Industrial                                        184,087               171,900              357,128                  344,375
-----------------------------------------------------------------------------------------------------------------------------
Total                                            $461,177              $421,955             $923,344                 $857,615
-----------------------------------------------------------------------------------------------------------------------------

Earnings Before Income Tax Expense:
Electronics                                      $ 23,344              $ 17,150             $ 49,684                 $ 42,476
Industrial                                         31,743                30,987               62,675                   48,847
General corporate and other                       (19,032)              (17,475)             (38,492)                 (34,458)
-----------------------------------------------------------------------------------------------------------------------------
Total                                            $ 36,055              $ 30,662             $ 73,867                 $ 56,865
-----------------------------------------------------------------------------------------------------------------------------

Results for the six months ended February 28, 1999 include a $7.8 million charge, $4.7 million after-tax, related to a contract termination for the Industrial segment. Results for the six months ended February 29, 2000 for the Industrial segment include a $1.4 million recovery settlement, $0.9 million after-tax, related to the contract termination.

In addition, results for the three and six months ended February 29, 2000 include corporate reorganization expenses of $3.5 million, $2.2 million after-tax, included in "General corporate and other." These corporate reorganization expenses relate to costs incurred associated with the planned spin-off of the Electronics segment.

Note J - Subsequent Event
-------------------------

On March 9, 2000, Applied Power Inc. announced plans for its Industrial business to operate under the name of Actuant Corporation. Applied Power Inc. intends to change its name to Actuant Corporation after the planned spin-off of the Electronics business.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Risk Factors That May Affect Future Results
-------------------------------------------

Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as statements in other Company communications, which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the industrial production, trucking, construction, aerospace, automotive, recreational vehicle, computer, semiconductor, telecommunication, electronic and defense industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive pricing, foreign currency risk, interest rate risk, unforeseen costs or consequences of latent Year 2000 issues during calendar year 2000, the Company's ability to access capital markets, the spin-off of the Electronics business, and other factors that may be referred to in the Company's reports filed with the Securities and Exchange Commission.


Strategic Developments
----------------------

On January 27, 2000, the Company announced a plan to spin off its Electronics business segment to create a pure global supplier in the high-growth electronics manufacturing services (EMS) sector. The new Electronics business will be a separate publicly traded company incorporated in Bermuda, and will operate under the name APW Ltd. Following the spin-off, Applied Power Inc. will continue to operate the businesses making up the Industrial segment. The spin-off is expected to be completed by fiscal year-end, at which time Applied Power Inc. shareholders of record would receive a dividend of one newly issued share of APW Ltd. for each Applied Power Inc. share held.

On March 9, 2000, Applied Power Inc. announced plans for its Industrial business to operate under the name of Actuant Corporation. Applied Power Inc. intends to change its name to Actuant Corporation after the planned spin-off of the Electronics business.


Results of Operations
---------------------

The Company reported record sales and earnings for the second quarter ended February 29, 2000. Net earnings for the second quarter of fiscal 2000 were $20.5 million, or $0.51 per share on a diluted basis. Excluding one time items during the period, net earnings were $24.8 million, or $0.61 per diluted share, an increase of 27% percent over the $19.3 million, or $0.48 per diluted share, in the prior year second quarter. Sales for the quarter were $461.2 million, a 9% increase over the prior year.

The one-time items during the current year quarter relate to (i) a $2.1 million make-whole premium (net of $1.2 million tax benefit) paid in connection with the early retirement of debt which is recorded as an extraordinary charge and (ii) a $3.5 million charge ($2.2 million after-tax) for costs incurred associated with spinning off the Electronics business and incorporating APW Ltd. in Bermuda.

For the six months ended February 29, 2000, net earnings were $44.2 million, or $1.10 per diluted share. Excluding one-time items in both periods, net earnings were $47.6 million or $1.18 per diluted share, a 17% increase over the $40.4 million or $1.01 per diluted share for the first six months of last year. Sales for the first half of fiscal 2000 were a record $923.3 million, an increase of 8% over the same period last year.

The one-time item recorded during the first six months of Fiscal 1999 relates to the cancellation of a contract within the Industrial segment in November 1998. In the first quarter of fiscal 1999, the Company recorded to operating expense a one-time contract termination charge of $7.8 million pre-tax ($4.7 million after-tax, or $0.12 per diluted share). One time items recorded during the current year first half relate to (i) the above mentioned extraordinary charge,
(ii) the above mentioned spin-off transaction costs, and (iii) a recovered portion of the contract termination charge received during the first quarter of fiscal 2000 in a settlement of $1.4 million pre-tax ($0.9 million after-tax, or $0.02 per diluted share).

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

---------------------------------------------------------------------------------------------------
NET SALES BY SEGMENT
---------------------------------------------------------------------------------------------------
(in thousands)             Three Months Ended                      Six Months Ended
---------------------------------------------------------------------------------------------------
                       February 29,   February 28,            February 29,    February 28,
---------------------------------------------------------------------------------------------------
                             2000         1999       Change        2000          1999       Change
---------------------------------------------------------------------------------------------------

Electronics              $  277,090     $  250,055     11%      $  566,216      $  513,240   10%
Industrial                  184,087        171,900      7%         357,128         344,375    4%
---------------------------------------------------------------------------------------------------
Total                    $  461,177     $  421,955      9%      $  923,344      $  857,615    8%
===================================================================================================

Revenues from the Electronics segment grew 11% and 10% for the quarter and year-to-date periods ended February 29, 2000, as compared to the prior year periods. Excluding the effect of foreign currency translations, Electronics' revenue grew 14% and 13% in the respective quarter and year-to-date periods. Internal growth was the primary reason for the sales increase.

Industrial segment sales increased 7% and 4% for the quarter and year-to-date periods ended February 29, 2000, as compared to the prior year periods. Exclusive of the adverse impact of the strong dollar on reported sales, Industrial's sales increased 10% during the current year second quarter compared to the prior year second quarter. Internal growth was principally generated from recreational vehicle systems and shock vibration systems.

---------------------------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT
---------------------------------------------------------------------------------------------------
 (in thousands)            Three Months Ended                      Six Months Ended
---------------------------------------------------------------------------------------------------
                       February 29,   February 28,            February 29,   February 28,
---------------------------------------------------------------------------------------------------
                             2000          1999       Change         2000         1999     Change
---------------------------------------------------------------------------------------------------

Electronics              $   72,287     $   63,992     13%      $  149,699     $  139,852     7%
Industrial                   65,691         62,518      5%         127,809        124,060     3%
---------------------------------------------------------------------------------------------------
Total                    $  137,978     $  126,510      9%      $  277,508     $  263,912     5%
===================================================================================================

Second quarter and year-to-date gross profit dollars increased by 9% and 5%, respectively, over the comparable prior year periods. As a percentage of sales, gross profit was comparable between the prior year second quarter and the current year second quarter. As compared to the prior year periods, the increase in gross profit dollars was driven by continued growth and expansion of electronic enclosure business in the telecom and datacom industries, and internal growth of the recreational vehicle systems and shock vibration systems.

---------------------------------------------------------------------------------------------------
ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES BY SEGMENT
---------------------------------------------------------------------------------------------------
 (in thousands)            Three Months Ended                      Six Months Ended
---------------------------------------------------------------------------------------------------
                       February 29,   February 28,            February 29,   February 28,
---------------------------------------------------------------------------------------------------
                            2000           1999       Change        2000          1999     Change
---------------------------------------------------------------------------------------------------

Electronics               $  42,917      $  41,942      2%      $   88,173     $   87,668     1%
Industrial                   31,971         29,343      9%          62,623         62,942   (1)%
General Corporate             2,959          2,951      0%           5,945          6,044   (2)%
---------------------------------------------------------------------------------------------------
Total                     $  77,847      $  74,236      5%      $  156,741     $  156,654     0%
===================================================================================================

Fiscal 2000 second quarter engineering, selling and administrative ("ESA") expenses were 5% higher than that reported in the second quarter of fiscal 1999. The increase in ESA expense during the quarter is a result of (i) additional ESA expenses incurred by businesses acquired since or during the second quarter of fiscal 1999, and (ii) additional costs incurred to expand the Company's infrastructure in anticipation of the spin-off of the Electronics segment. In total, ESA expenses were reduced to 16.9 percent of net sales for the current year quarter compared to 17.6 percent for the prior year quarter. The reduction was the result of continued efforts to manage spending levels throughout the Company, along with the incremental sales growth of the Electronics segment, which typically has a lower percentage of ESA expenses to sales.

AMORTIZATION EXPENSE. Amortization expense of $8.0 million and $15.8 million for the respective three and six month periods ended February 29, 2000 was higher than in the comparable prior year periods due to the acquisitions completed during and subsequent to the second quarter of fiscal 1999.

CONTRACT TERMINATION (RECOVERY) COSTS. In the first quarter of fiscal 1999, the Company recorded a $7.8 million contract termination charge, $4.7 million after-tax, related to the cancellation of a contract in the Industrial segment. In the first quarter of fiscal 2000, a portion of the contract termination charge was recovered in a settlement amounting to $1.4 million, $0.9 million after-tax.

CORPORATE REORGANIZATION EXPENSES. In the second quarter of fiscal 2000, the Company recorded a $3.5 million charge, $2.2 million after-tax, related to fees and expenses associated with the spin-off transaction and incorporating APW Ltd. in Bermuda. Those fees and expenses represent legal, accounting, tax and investment banking fees incurred by the Company through February 29, 2000 for services related to the spin-off transaction.

OPERATING EARNINGS. Excluding one time items in both periods, operating profit margin for the three and six months ended February 29, 2000 was 11.3 percent and
11.4 percent, respectively. Operating profit margin, excluding one time items, for the three and six months ended February 28, 1999 was 10.7 percent and 10.9 percent, respectively. The increase in operating profit margin between periods is a result of leverage on internal sales growth, efficient integration of acquired businesses, and continued efforts to manage spending levels throughout the Company. Inclusive of one time items in both periods, the operating profit margin increased to 11.1 percent for the first half of fiscal 2000 compared to
9.9 percent for the first half of fiscal 1999.

NET FINANCING COSTS. During the second quarter of fiscal 2000, Net Financing Costs includes a $5.3 million pre-tax recognized gain related to the unwinding of interest rate swap agreements. The interest rate swap agreements were unwound in anticipation of the spin-off of the Electronics business segment. Gains relating to terminations of qualifying hedges are deferred and recognized in income at the same time as the underlying hedged transactions. In circumstances where the underlying anticipated transaction is no longer expected to occur, any remaining deferred amounts are recognized into income. This $5.3 million gain is expected to be partially offset by increased interest expense in the future. Excluding the interest rate swap gain, net financing costs for the six months ended February 29, 2000 increased over the prior year period as a result of additional borrowings incurred to finance acquisitions completed during and subsequent to the first half of fiscal 1999, offset by net repayments of debt. In addition, the increase in net financing costs can be attributable to general increases in interest rates throughout fiscal 2000.

EXTRAORDINARY ITEM. The fiscal 2000 first half results include a $3.3 million extraordinary charge ($2.1 million net of $1.2 million tax benefit) related to a make-whole premium paid in connection with the early retirement of the $50.0 million senior promissory notes due March 8, 2011. This debt was retired early in anticipation of the planned spin-off of the Company's Electronics segment.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $7.5 million and $22.3 million at February 29, 2000 and August 31, 1999, respectively. In order to minimize net financing costs, the Company intentionally maintains relatively low cash balances by using available cash to reduce short-term bank borrowings.

Net cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $25.4 million for the six months ended February 29, 2000.

Net cash used in investing activities totaled $30.7 million for the first six months of fiscal 2000. $10.7 million was used for acquisitions and investments, while $23.9 million was used for capital expenditures. Those uses of cash were offset by $0.9 million in proceeds from the sale of equipment and $3.0 million in proceeds from the sale of Samuel Groves & Co. Ltd., a business unit of the Industrial segment.

-----------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION            (in thousands)                    February 29, 2000                   August 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
Total Debt                                                     $      795,336       63%           $      808,668        65%
Shareholders' Equity                                                  459,891       36%                  417,829        34%
Deferred Income Taxes                                                  16,641        1%                   15,869         1%
-----------------------------------------------------------------------------------------------------------------------------
Total                                                          $    1,271,868      100%           $    1,242,366       100%
=============================================================================================================================

Financing activities in the first half of fiscal 2000 used $9.3 million of net cash during the period. Net repayments of debt principal amounted to $6.4 million, and $3.3 million was used to pay a make-whole premium in connection with early retirement of debt. In addition, the Company paid $1.2 million in dividend payments to shareholders and received $1.6 million in proceeds from stock option exercises.

Outstanding debt at February 29, 2000 totaled $795.3 million, a decrease of approximately $13.3 million since the beginning of the fiscal year. At February 29, 2000, the Company had $368.6 million of funds available under multi-currency credit agreements, unused non-committed lines of credit and receivable financing facilities. The Company believes that availability under its credit facilities or other borrowings, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.


Year 2000 Considerations
------------------------

In prior years, the Company had executed an action plan to ensure that its computer systems are capable of processing periods for the Year 2000 and beyond. This action plan was completed in late calendar year 1999. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. While no such disruption has developed as of the date of this filing, Year 2000 problems may still surface throughout calendar year 2000. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the calendar year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


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

Interest Rate Risk - The Company periodically enters into interest rate swaps to stabilize financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counter party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense. Gains relating to terminations of qualifying hedges are deferred and recognized in income at the same time as the underlying hedged transactions.

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


PART II -  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Shareholders was held on January 12, 2000 to elect a Board of six directors. Each director nominee was elected. The number of votes for each nominee is set forth below:

                            Share Votes For              Share Votes Withheld
                            ---------------              --------------------
H. Richard Crowther            33,576,340                         88,767
Jack L. Heckel                 33,576,241                         88,866
Richard A. Kashnow             33,568,402                         96,705
L. Dennis Kozlowski            33,496,941                        168,166
John J. McDonough              33,576,321                         88,786
Richard G. Sim                 33,561,099                        104,008

A shareholder proposal requesting the Board of Directors to take the steps necessary to adopt cumulative voting in the election of directors was present from the floor of the meeting. The vote on the proposal was 85 votes for and 33,665,022 against; there were no abstentions or broker non-votes.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) See Index to Exhibits on page 15, which is incorporated herein by reference.

(b) On February 9, 2000, the Company filed a Current Report on Form 8-K dated January 27, 2000 reporting under Item 5 the Company's announcement of its plans to spin off its Electronics business.

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



                                   APPLIED POWER INC.
                                   ------------------
                                    (Registrant)



Date:  April 14, 2000              By: /s/ Richard D. Carroll
                                      -----------------------
                                   Richard D. Carroll
                                   Vice President - Finance and Controller

                                   (Acting Principal Financial and
                                   Accounting Officer and duly
                                   authorized to sign on behalf of
                                   the registrant)

                              APPLIED POWER INC.
                              (the "Registrant")
                         (Commission File No. 1-11288)

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED FEBRUARY 29, 2000
                               INDEX TO EXHIBITS

                                      Incorporated Herein         Filed
Exhibit         Description             By Reference To          Herewith
-------    -----------------------    -------------------        --------
 27.1      Financial Data Schedule                                   X