Form 10-Q
period 2000-05-31
APPLIED POWER INC
filed 2000-07-17
CIK 6955

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

Mark One
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended May 31, 2000

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

                                (262) 523-7600
                        (Registrant's telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X       No
                                    -----       _____


The number of shares outstanding of the Registrant's Class A Common Stock as of July 7, 2000 was 39,127,785.

                               APPLIED POWER INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                             Page no.
------------------------------                                                                             --------

Item 1 - Unaudited Condensed Consolidated Financial Statements

                 Condensed Consolidated Statements of Earnings -
                    For the Three and Nine Months Ended
                    May 31, 2000 and May 31, 1999............................................................3

                 Condensed Consolidated Balance Sheets -
                    As of May 31, 2000 and August 31, 1999...................................................5

                 Condensed Consolidated Statements of Cash Flows -
                    For the Nine Months Ended May 31, 2000 and May 31, 1999..................................6

                 Notes to Condensed Consolidated Financial Statements........................................7

Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................................................11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........................................17


PART II - OTHER INFORMATION
---------------------------
Item 2 - Changes in Securities..............................................................................18

Item 5 - Other Information..................................................................................18

Item 6 - Exhibits and Reports on Form 8-K...................................................................18

SIGNATURE...................................................................................................18
---------

PART I  - FINANCIAL INFORMATION

Item 1 - Financial Statements
------------------------------

                              APPLIED POWER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                             Three Months Ended               Nine Months Ended
                                                                  May 31,                          May 31,
                                                        ---------------------------    -------------------------------
                                                           2000             1999            2000              1999
                                                        ----------      -----------    -------------     -------------
Net sales                                               $  178,527      $   179,981    $     535,655     $     524,356
Cost of products sold                                      112,497          113,789          341,816           334,104
                                                        ----------      -----------    -------------     -------------

       Gross profit                                         66,030           66,192          193,839           190,252

Engineering, selling and administrative expenses            34,761           36,572          103,329           105,558
Amortization of intangible assets                            1,946            2,210            5,902             6,656
Corporate reorganization expenses                              962                -            4,449                 -
Contract termination (recovery) costs                            -                -           (1,446)            7,824
                                                        ----------      -----------    -------------     -------------

      Operating earnings                                    28,361           27,410           81,605            70,214

Other expense(income):
      Net financing costs                                    9,750           10,888           27,892            30,638
      Other (income) expense - net                            (191)            (125)            (823)              179
                                                        ----------      -----------    -------------     -------------
Earnings from continuing operations before income
      tax expense                                           18,802           16,647           54,536            39,397
Income tax expense                                           7,226            6,567           19,584            14,663
                                                        ----------      -----------     ------------     -------------

Earnings from continuing operations                         11,576           10,080           34,952            24,734

Discontinued operations (Note B):
      Earnings from discontinued operations of
         Electronics Segment (less applicable income
         taxes of $7,591, $5,754, $22,790 and $18,836,
         respectively)                                      13,384           10,449           34,232            31,481
                                                        ----------      -----------    -------------     -------------

Earnings before extraordinary item                          24,960           20,529           69,184            56,215

Extraordinary loss on sale of subsidiary, net of
      income tax benefit of $1,700                         (12,186)               -          (12,186)                -
                                                        ----------      -----------    -------------     -------------

Net earnings                                            $   12,774      $    20,529    $      56,998     $      56,215
                                                        ==========      ===========    =============     =============

                           (Continued on next page)

     See accompanying Notes to Condensed Consolidated Financial Statements

                               APPLIED POWER INC.
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                             Three Months Ended               Nine Months Ended
                                                                  May 31,                          May 31,
                                                        -----------------------------  ---------------------------------
                                                            2000            1999            2000              1999
                                                        -------------   -------------  ----------------  ---------------
Basic earnings per share:
     Earnings per share from continuing operations      $        0.30   $        0.26   $          0.89  $          0.64
     Earnings per share from discontinued operations             0.34            0.27              0.88             0.81
                                                        -------------   -------------  ----------------  ---------------

     Earnings per share before extraordinary item                0.64            0.53              1.77             1.45

     Extraordinary loss on sale of subsidiary,
        net of income tax benefit                               (0.31)              -             (0.31)               -
                                                        -------------   -------------  ----------------  ---------------

     Net earnings per share                             $        0.33   $        0.53   $          1.46  $          1.45
                                                        =============   =============  ================  ===============

    Weighted average common
        shares outstanding (000's)                             39,094          38,910            39,045           38,783
                                                        =============   =============  ================  ===============

Diluted earnings per share:
     Earnings per share from continuing operations      $        0.29   $        0.25   $          0.87  $          0.62
     Earnings per share from discontinued operations             0.33            0.26              0.85             0.78
                                                        -------------   -------------  ----------------  ---------------

    Earnings per share before extraordinary item                 0.62            0.51              1.72             1.40

     Extraordinary loss on sale of subsidiary,
        net of income tax benefit                               (0.30)              -             (0.30)               -
                                                        -------------   -------------  ----------------  ---------------

       Net earnings per share                           $        0.32   $        0.51   $          1.42  $          1.40
                                                        =============   =============  ================  ===============

    Weighted average common and equivalent
       shares outstanding (000's)                              40,234          40,130            40,302           40,204
                                                        =============   =============  ================  ===============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except share amounts)

                                                                                         May 31,           August 31,
                                                                                          2000                1999
                                                                                      ------------        ------------
                                                                                     (Unaudited)
                                              ASSETS

Current assets:
         Cash and cash equivalents                                                    $      6,808        $      7,256
         Accounts receivable, net                                                           79,732              63,502
         Inventories, net                                                                   93,276             100,724
         Prepaid expenses and deferred taxes                                                15,721              16,333
                                                                                      ------------        ------------
                 Total current assets                                                      195,537             187,815

Property, plant and equipment, net                                                          70,679              78,998
Goodwill and other intangible assets, net                                                  169,446             189,435
Net assets of discontinued operations                                                      597,489             598,458
Other assets                                                                                 2,385               5,166
                                                                                      ------------        ------------

Total assets                                                                          $  1,035,536        $  1,059,872
                                                                                      ============        ============


                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Short-term borrowings                                                        $          -        $        230
         Trade accounts payable                                                             55,730              52,361
         Accrued compensation and benefits                                                  16,448              20,340
         Other current liabilities                                                          19,582              23,591
                                                                                      ------------        ------------
                 Total current liabilities                                                  91,760              96,522

Long-term debt                                                                             456,907             521,016
Deferred income taxes                                                                        8,485               7,720
Other liabilities                                                                           15,620              16,785

Shareholders' equity:
         Class A common stock, $0.20 par value, authorized 80,000,000 shares, issued and outstanding 39,110,838 and 38,978,340
            shares, respectively                                                             7,822               7,796
         Additional paid-in capital                                                         14,255              12,388
         Retained earnings                                                                 468,104             412,863
         Accumulated other comprehensive loss                                              (27,417)            (15,218)
                                                                                      ------------        ------------
Total shareholders' equity                                                                 462,764             417,829
                                                                                      ------------        ------------

Total liabilities and shareholders' equity                                            $  1,035,536        $  1,059,872
                                                                                      ============        ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                                 May 31,
                                                                                  --------------------------------------
                                                                                       2000                  1999
                                                                                  ----------------      ----------------
Operating activities
--------------------
Net earnings                                                                      $         56,998      $         56,215
Adjustments to reconcile net earnings to net cash
      provided by operating activities:
           Earnings from discontinued operation                                            (34,232)              (31,481)
           Depreciation and amortization                                                    18,224                20,457
           Gain on sale of assets                                                                -                  (124)
           Extraordinary loss on sale of subsidiary                                         13,886                     -
           Changes in operating assets and liabilities, excluding
               the effects of business acquisitions and divestitures:
                    Accounts receivable                                                    (14,849)                3,926
                    Inventories                                                             (4,971)               (7,740)
                    Prepaid expenses and other assets                                        2,402                 2,338
                    Trade accounts payable                                                   7,268                (4,627)
                    Other liabilities                                                       (7,890)               (2,280)
                                                                                  ----------------      ----------------
      Cash provided by operating activities of continuing operations                        36,836                36,684
      Cash provided by operating activities of discontinued operations                      17,704                47,458
                                                                                  ----------------      ----------------

      Total net cash provided by operating activities                                       54,540                84,142

Investing activities
--------------------
Proceeds on the sale of property, plant and equipment                                          703                 4,760
Additions to property, plant and equipment                                                  (9,170)              (21,262)
Business acquisitions, net of cash acquired                                                      -                (3,500)
Proceeds from the sale of subsidiaries and other                                            15,233                     -
                                                                                  ----------------      ----------------
      Net cash provided by (used in) investing activities of continuing
      operations                                                                             6,766               (20,002)
      Net cash used in investing activities of discontinued operations                     (42,206)             (409,078)
                                                                                  ----------------      ----------------

      Total net cash used in investing activities                                          (35,440)             (429,080)

Financing activities
--------------------
Net repayments of long-term debt                                                           (36,514)              (27,130)
(Decrease in) additional receivables financing facility                                     (9,656)                1,950
Dividends paid on common stock                                                              (1,757)               (1,171)
Proceeds from stock option exercises                                                         1,893                 3,332
                                                                                  ----------------      ----------------
      Net cash used in financing activities of continuing operations                       (46,034)              (23,019)
      Net cash financing activities of discontinued operations                              11,657               377,053
                                                                                  ----------------      ----------------

      Total net cash (used in) provided by financing activities                            (34,377)              354,034

Effect of exchange rate changes on cash                                                       (173)                   47
                                                                                  ----------------      ----------------

Net (decrease) increase in cash and cash equivalents                                       (15,450)                9,143
Effect of change in cash of discontinued operations                                         15,002                 1,280

Cash and cash equivalents - beginning of period                                              7,256                 5,069
                                                                                  ----------------      ----------------

Cash and cash equivalents - end of period                                         $          6,808      $         15,492
                                                                                  ================      ================

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements of Applied Power Inc. (the "Company" or Applied Power) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the consolidated financial statements and footnotes thereto in the Company's 1999 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a recurring nature. Operating results for the three and nine months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2000.

Note B - Discontinued Operations
--------------------------------

On January 27, 2000, the Company's board of directors authorized various actions intended to enable the Company to distribute its Electronics segment ("APW Ltd.") to its shareholders (the "Distribution "). In the Distribution, Applied Power Inc. shareholders will receive, in the form of a special dividend, one share of APW Ltd. common stock for each Applied Power Inc. common share held as of July 21, 2000. As a result, APW Ltd. will become a separately traded, publicly held company.

On July 7, 2000, Applied Power Inc.'s board of directors approved the distribution of its Electronics businesses. Accordingly, the consolidated financial statements and related notes have been reclassified to reflect the Company's Electronics segment as a discontinued operation. Thus, the revenues, costs and expenses, assets and liabilities, and cash flows of the Electronics segment have been excluded from the respective captions in the accompanying consolidated financial statements. The net operating results, of the Electronics segment have been reported, net of applicable taxes, as "Earnings from operations of discontinued Electronics segment." The net operating results of the discontinued operations include financing costs related to the debt of the Electronics segment." The net assets of the Electronics segment have been reported in the Consolidated Balance Sheets as "Net assets of discontinued operations."

For purposes of this presentation, the amount of debt allocated to continuing and discontinued operations was determined based on preliminary estimates of the amount of debt retained by the Company and expected to be allocated to APW Ltd. in the Distribution. The allocation of interest to continuing and discontinued operations was based on relative debt levels assigned. In conjunction with the Distribution, the majority of the Company's existing credit facilities and notes are anticipated to be replaced with new facilities and notes. There were no general corporate expenses allocated to discontinued operations during the periods presented.

The following unaudited selected financial data for the Electronics business segment is presented for informational purposes only and does not necessarily reflect what the results of operations and financial position would have been had the segment operated as a stand-alone entity:

                                                 Three Months Ended      Nine Months Ended
(in thousands)                                        May 31,                 May 31,
                                                 2000        1999         2000        1999
                                              ----------------------------------------------------
Net sales                                      $  319,798     $  260,524     $ 886,014   $ 773,763
Earnings before income tax expense                 20,975         16,203        59,105      50,317
Income tax expense                                  7,591          5,754        22,790      18,836
Extraordinary loss, net of tax                          -              -        (2,083)          -
Earnings from operations of discontinued
    Electronics segment, net of taxes              13,384         10,449        34,232      31,481

                                                 May 31,                                August 31,
                                                  2000                                     1999
                                                ------------------------------------------------------
Total assets                                   $1,170,102                               $1,174,044
Total liabilities                                 572,613                                  575,586
Net assets of discontinued operations             597,489                                  598,458

In order to effect the Distribution, Applied Power Inc. and APW Ltd. will enter into the following agreements:

 .    Contribution Agreement, Plan and Agreement of Reorganization and
     Distribution
 .    General Assignment, Assumption and Agreement regarding Litigation, Claims, and other Liabilities
 .    Transitional Trademark Use and License Agreement
 .    Insurance Matters Agreement
 .    Bill of Sale and Assumption of Liabilities
 .    Employee Benefits and Compensation Agreement
 .    Tax Sharing and Indemnification Agreement
 .    Interim Administrative Services Agreement
 .    Confidentiality and Non Disclosure Agreement
 .    Assumption of Applied Power Inc. Debt Obligation

These Agreements define the ongoing relationship between the parties after the Distribution. Applied Power Inc. and APW Ltd. have established pricing terms for services to be effective after the Distribution believed to be comparable to what could be achieved through arm's-length negotiations. Following the Distribution, additional or modified agreements, arrangements and transactions may be entered into and such agreements and transactions will be negotiated on an arm's-length basis.

Note C - Earnings Per Share
---------------------------

The reconciliations between basic and diluted earnings per share are as follows:

                                                             Three Months Ended              Nine Months Ended
                                                                   May 31,                         May 31,
                                                         -----------------------------   -----------------------------
Numerator:                                                  2000             1999            2000            1999
                                                         ------------    -------------   -------------   -------------
                                                                       (in thousands, except per share amounts)
    Earnings from continuing operations                  $     11,576    $      10,080   $      34,952   $      24,734
    Earnings from discontinued operations                      13,384           10,449          34,232          31,481
                                                         ------------    -------------   -------------   -------------

    Earnings before extraordinary item                         24,960           20,529          69,184          56,215

    Extraordinary loss                                        (12,186)               -         (12,186)              -
                                                         ------------    -------------   -------------   -------------

    Net earnings for basic and diluted
      earnings per share                                 $     12,774    $      20,529   $      56,998   $      56,215
                                                         ============    =============   =============   =============

Denominator:
    Weighted average common shares outstanding for
      basic earnings per share                                 39,094           38,910          39,045          38,783

    Net effect of dilutive stock options based on the
      treasury stock method using average market price          1,140            1,220           1,257           1,421
                                                         ------------    -------------   -------------   -------------

    Weighted average common and equivalent
      shares outstanding for diluted earnings per share        40,234           40,130          40,302          40,204
                                                         ============    =============   =============   =============

Basic Earnings Per Share:
    Earnings from continuing operations                  $       0.30    $        0.26   $        0.89   $        0.64
    Earnings from discontinued operations                        0.34             0.27            0.88            0.81
                                                         ------------    -------------   -------------   -------------

    Basic earnings per share before extraordinary item           0.64             0.53            1.77            1.45

    Extraordinary loss                                          (0.31)               -           (0.31)              -
                                                         ------------    -------------   -------------   -------------
    Basic earnings per share                             $       0.33    $        0.53   $        1.46   $        1.45
                                                         ============    =============   =============   =============

Diluted Earnings Per Share:
    Earnings from continuing operations                  $       0.29    $        0.25   $        0.87   $        0.62
    Earnings from discontinued operations                        0.33             0.26            0.85            0.78
                                                         ------------    -------------   -------------   -------------

    Diluted earnings per share before extraordinary
    item                                                         0.62             0.51            1.72            1.40

    Extraordinary loss                                          (0.30)               -           (0.30)              -
                                                         ------------    -------------   -------------   -------------

    Diluted earnings per share                           $       0.32    $        0.51   $        1.42   $        1.40
                                                         ============    =============   =============   =============

Note D - Comprehensive Income
-----------------------------

The components of comprehensive income are as follows (in thousands):

                                                              Three Months Ended              Nine Months Ended
                                                                   May 31,                         May 31,
                                                         -----------------------------   -----------------------------
                                                            2000             1999            2000            1999
                                                         ------------    -------------   -------------   -------------
    Net earnings                                         $     12,774    $      20,529   $      56,998   $      56,215
    Foreign currency translation adjustments                   (9,604)          (7,475)        (12,199)         (5,712)
                                                         ------------    -------------   -------------   -------------

    Comprehensive income                                 $      3,170    $      13,054   $      44,799   $      50,503
                                                         ============    =============   =============   =============

Note E - Sale of Business Unit
------------------------------

The company completed the sale of Air Cargo Equipment Corporation, a business unit in the Engineered Solutions segment, to Teleflex Incorporated on May 26, 2000. The total consideration from the transaction, which was structured as both a sale of stock of the Air Cargo Equipment Corporation and the sale of other assets, was $12.0 million, resulting in an extraordinary loss of $13.9 million, $12.2 million after-tax.

On November 23, 1999, a wholly-owned subsidiary of the Company completed the sale of the assets of Samuel Groves & Co. Ltd., a business unit in the Engineered Solutions segment. Total consideration from the transaction was approximately $3.0 million, which approximated the book value of such assets.

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

Note G - Financing
------------------

In connection with the Distribution, Applied Power Inc. will retire substantially all of its existing debt. The Company has commenced an offer to purchase its 8.75% Senior Subordinated Notes due 2009 (the "1999 Notes") for cash and have conducted a concurrent consent solicitation designed to remove the restrictions on Applied Power Inc.'s operations currently included in the related indenture (the "Tender Offer"). In connection with the Distribution, the Company also expects to repay other non-public debt including its existing credit facility and accounts receivable financing facility. To finance the above Tender Offer and other debt repayments, the Company intends to issue senior subordinated notes as well as enter into a new senior secured credit facility. APW Ltd. will enter into a separate credit facility, which will be used to fund the debt realignment as contemplated with the Distribution.

Note H - Extraordinary Items
----------------------------

In May 2000 the Company recorded an extraordinary $13.9 million charge ($12.2 million net of $1.7 million tax benefit) related to the loss on the sale of Air Cargo Equipment Corporation and related other assets. Applied Power Inc. had acquired Air Cargo Equipment Corporation as part of the ZERO pooling of interests on July 1, 1998. It is presented as an extraordinary item due to meeting the following criteria: (i) the divestiture occurred within two years of the pooling of interest, (ii) the divestiture was not planned at that time of the pooling of interest and (iii) operations divested are material based on the relative criteria. See note E -Sale of Business Units for additional information.

Note I - Segment Information
----------------------------

The Company had been reporting two business segments, Industrial and Electronics. As a result of the Distribution, the Electronics segment is now included, in its entirety, as discontinued operations. Subsequent to the Distribution, the Company will be split into two reportable segments with separate and distinct operating management and strategies. Tools & Supplies is primarily involved in the design, manufacture and distribution of tools and supplies to the construction, electrical wholesale, retail do-it-yourself, retail automotive, industrial and production automation markets. Engineered Solutions focuses on developing and marketing value-added, customized solutions for original equipment manufacturers in the recreational vehicle, automotive, truck, medical and industrial markets. "General corporate and other" as indicated below primarily includes general corporate expenses, interest expense and foreign currency exchange adjustments.

The following table summarizes financial information by reportable segment:

-------------------------------------------
NET SALES :
-----------------------------------------------------------------------
(in thousands)         Three Months Ended        Nine Months Ended
-----------------------------------------------------------------------
                             May 31,                  May 31,
-----------------------------------------------------------------------
                         2000        1999        2000          1999
-----------------------------------------------------------------------
Tools & Supplies       $ 79,590   $ 78,804      $230,166   $234,587
Engineered Solutions     98,937    101,177       305,489    289,769
                       -------------------      -------------------

Total net sales        $178,527   $179,981      $535,655   $524,356
                       ===================      ===================


------------------------------------------
EARNINGS BEFORE INCOME TAX EXPENSE:
-----------------------------------------------------------------------------
(in thousands)                  Three Months Ended       Nine Months Ended
-----------------------------------------------------------------------------
                                     May 31,                 May 31,
-----------------------------------------------------------------------------
                                2000         1999        2000        1999
-----------------------------------------------------------------------------
Tools & Supplies              $ 14,976    $ 14,145    $ 41,248    $ 38,274
Engineered Solutions            17,973      16,290      55,412      41,009
General Corporate and other    (13,967)    (13,788)    (42,124)    (39,886)
                              --------------------    --------------------

Total EBIT                    $ 18,801    $ 16,647    $ 54,536    $ 39,397
                              ====================    ====================

Results for the nine months ended May 31, 1999 include a $7.8 million charge, $4.7 million after-tax, related to a contract termination for the Engineered Solutions segment. Results for the nine months ended May 31, 2000 for the Engineered Solutions segment include a $1.4 million recovery settlement, $0.9 million after-tax, related to the contract termination.

In addition, "General corporate and other" includes corporate reorganization expenses of $1.0 million, $0.6 million after tax, for the three months ended May 31, 2000, and $4.4 million, $2.8 million after tax, for the nine months ended May 31, 2000. These corporate reorganization expenses relate to costs incurred associated with the planned spin-off of the Electronics segment.

Note - Subsequent Events
--------------------------

On June 30, 2000, Applied Power Inc. completed the sale of all outstanding capital stock of Barry Wright Corporation, a wholly owned subsidiary of Applied Power Inc. Barry Wright Corporation, comprised of the Barry Controls Aerospace and Barry Controls Defense and Industrial divisions, and its UK subsidiary Barry Controls Ltd., were sold to Hutchinson S.A., a subsidiary of the TotalFinaElf Group, a French based multi-national corporation. The net of tax cash proceeds were approximately $157.5 million.

On July 7, 2000, Applied Power Inc.'s Board of Directors approved the Distribution. Shareholders of Applied Power Inc. common stock will receive one share of APW Ltd. common stock for every Applied Power Inc. share owned on the July 21, 2000 record date. APW Ltd. will trade separately on the New York Stock Exchange (NYSE) as "APW" and Applied Power Inc. will continue to trade on the NYSE, but will change its ticker symbol to "ATU" and will subsequently change its name to Actuant Corporation during fiscal year 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Risk Factors That May Affect Future Results
-------------------------------------------

Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as statements in other Company communications, which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the industrial production, trucking, construction, aerospace, automotive, recreational vehicle, and defense industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive pricing, foreign currency risk, interest rate risk, unforeseen costs or consequences of latent Year 2000 issues during calendar year 2000, the Company's ability to access capital markets, the spin-off of the Electronics business, and other factors that may be referred to in the Company's reports filed with the Securities and Exchange Commission.

Strategic Developments
----------------------

On January 27, 2000, the Company announced a plan to spin-off its Electronics business segment (the "Distribution") to create a stand-alone public company focused on being a global supplier in the high-growth electronics manufacturing services (EMS) sector. The Electronics business will be a separate publicly traded company incorporated in Bermuda, and will operate under the name APW Ltd. Following the spin-off, Applied Power Inc. will continue to operate the businesses making up the Engineered Solutions and Tools & Supplies segments.

On March 9, 2000, Applied Power Inc. announced plans for its Industrial businesses to operate under the name of Actuant Corporation. Applied Power Inc. intends to change its name to Actuant Corporation during fiscal 2001.

The Company has recently sold its vibration isolation businesses, known as Barry Controls, and its aerospace cargo products business, known as Air Cargo Equipment Corporation. These initiatives were effected to reduce debt and more strategically focus the remaining Applied Power Inc. businesses. The Air Cargo transaction closed on May 26, 2000 and the Barry Controls transaction closed on June 30, 2000.

On July 7, 2000, Applied Power Inc.'s board of directors approved the distribution of its Electronics businesses. Shareholders of Applied Power Inc. common stock will receive one share of APW Ltd. common stock for every Applied Power Inc. share owned as of the July 21, 2000 record date. APW Ltd. will trade separately on the New York Stock Exchange (NYSE) as "APW" and Applied Power Inc. will continue to trade on the NYSE, but will change its ticker symbol to "ATU" in anticipation of the Actuant Corporation name change. The Distribution is expected to be completed on July 31, 2000. Accordingly, the consolidated financial statements and related notes have been reclassified to reflect the Company's Electronics segment as a discontinued operation. Thus, the revenues, costs and expenses, assets and liabilities, and cash flows of the Electronics segment have been excluded from the respective captions in the accompanying consolidated financial statements. The net operating results of the Electronics segment have been reported, net of applicable taxes, as "Earnings from operations of discontinued Electronics segment." The net operating results of the discontinued operations include financing cost related to the debt of the Electronics segment. The net assets of the Electronics segment have been reported in the Consolidated Balance Sheets as "Net assets of discontinued operations."

Pro forma financial information giving effect to the Distribution and other transactions was filed separately by both Applied Power Inc. and APW Ltd. See
Item 6--Exhibits and Reports on Form 8-K.

Results of Operations
---------------------

The Company reported sales and earnings of $178.5 million and $12.8 million, respectively, for the third quarter ended May 31, 2000. Net earnings for the third quarter of fiscal 2000 decreased $7.7 million, or $0.19 per share on a diluted basis, over the comparable prior year quarter. Excluding non-recurring items recorded during the period, net earnings were $25.6 million, or $0.64 per diluted share, an increase of 25% percent over the $20.5 million, or $0.51 per diluted share, in the prior year third quarter.

The non-recurring items recorded during the quarter ended May 31, 2000 relate to
(i) a $1.0 million ($0.6 million after-tax) for costs incurred associated with the spin-off of the Electronics business and incorporating APW Ltd. in Bermuda and (ii) an extraordinary loss on the sale of a subsidiary of $12.2 million (net of $1.7 million tax benefit) which is reported as an extraordinary item.

For the nine months ended May 31, 2000, net earnings were $57.0 million, or $1.42 per diluted share. Excluding non-recurring items in both periods, net earnings for the nine month period ended May 31, 2000 were $73.2 million, or $1.82 per share on a diluted basis, a 20% increase over the $60.9 million or $1.52 per diluted share for the first nine months of fiscal 1999.

The non-recurring item recorded during the first nine months of fiscal 1999 relates to the cancellation of a contract within the Engineered Solutions segment in November 1998. In the first quarter of fiscal 1999, the Company recorded to operating expense a contract termination charge of $7.8 million pre-tax ($4.7 million after-tax, or $0.12 per diluted share). Non-recurring items recorded during the first nine months of the current fiscal year relate to
(i) an extraordinary charge recorded in discontinued operations in the second quarter relating to a make whole premium paid in connection with the early retirement of debt of $2.1 million (net of $1.2 million tax benefit), or $0.05 per diluted share; (ii) an extraordinary charge recorded in the third quarter relating to the loss on the sale of a subsidiary (mentioned above) of $12.2 million (net of $1.7 million tax benefit) or $0.30 per diluted share, (iii) spin-off transaction costs of $4.4 million pre-tax, $2.8 million after tax or $0.07 per diluted share, and (iv) a recovered portion of the contract termination charge received during the first quarter of fiscal 2000 in a settlement of $1.4 million pre-tax ($0.9 million after-tax, or $0.02 per diluted share).

With the approval of the spin-off of the Electronics business, the Company is now managed and reported as two segments revenue space: Tools & Supplies and Engineered Solutions. The Company had been reporting two business segments, Industrial and Electronics. The Electronics segment is now included, in its entirety, as discontinued operations. Tools & Supplies is primarily involved in the design, manufacture and distribution of tools and supplies to the construction, electrical wholesale, retail do-it-yourself, retail automotive, industrial and production automation markets. Engineered Solutions focuses on developing and marketing value-added, customized solutions for original equipment manufacturers in the recreational vehicle, automotive, truck, medical and industrial markets.

Reported financial information from continuous operations includes the results of certain business units that the Company has sold, or will not be a part of the Company following the Distribution, consisting of Samuel Groves, Air Cargo, Barry Controls, and Magnets (the "Non-continuing Businesses"). As a result, the reported financial information is not fully representative of the group of business units that will comprise Actuant in the future. We have included in the following tables certain adjusted financial information to show the effect of these non-continuing businesses on reported results.

-----------------------------------------------------------------------------------------------------------------------
NET SALES BY SEGMENT
-----------------------------------------------------------------------------------------------------------------------
(in thousands)                Three Months Ended                             Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------
                              May 31,         May 31,                        May 31,        May 31,
-----------------------------------------------------------------------------------------------------------------------
                              2000            1999          Change           2000           1999          Change
-----------------------------------------------------------------------------------------------------------------------
Tools & Supplies              $     79,590    $    78,804         1.0 %       $  230,166     $  234,587        (1.9)%

Engineered Solutions                98,937        101,177        (2.2)%          305,489        289,769         5.4%
Less: Non-continuing
  Businesses                        41,058         42,074        (2.5)%          129,600        126,025         2.8%
                              -----------------------------                  ----------------------------
     Adjusted Engineered            57,879         59,103        (2.1)%          175,889        163,744         7.4%
       Solutions
Total net sales                    178,527        179,981        (0.8)%          535,655        524,356         2.2%
Less: Non-continuing
  Businesses                        41,058         42,074        (2.5)%          129,600        126,025         2.8%
                              -----------------------------                  ----------------------------
     Adjusted net sales       $    137,469    $   137,907        (0.3)%       $  406,055     $  398,331         1.9%

Total net sales increased by $11.3 million, or 2.2%, from $524.4 million for the nine months ended May 31, 1999 to $535.7 million for the nine months ended May 31, 2000. Excluding the negative translation effect of the stronger U.S. dollar, total net sales increased 4.8%. Excluding the Non-continuing Businesses, adjusted net sales increased by 1.9%, due to continued growth in recreational vehicle ("RV"), convertible top and truck product sales. Excluding currency translation, adjusted net sales increased by 5.0%.

Net sales for Tools & Supplies grew modestly in the third quarter and declined by $4.4 million, or 1.9% from $234.6 million for the nine months ended May 31, 1999 to $230.2 million for the nine months ended May 31, 2000. Excluding currency translation, Tools & Supplies net sales grew 2.8% and declined 0.3% in the respective quarter and year-to-date periods. The modest year-to-date reduction resulted primarily from the elimination of certain low profit margin or unprofitable product lines and SKUs.

Net sales for Engineered Solutions declined by $2.2 million, or 2.2%, from $101.2 million for the three months ended May 31, 1999 to $98.9 million for the three months ended May 31, 2000. The decrease was primarily due to currency translation, which impacted net sales growth by 3.1%, but was also due to the timing of certain program/model roll-offs and new models in the convertible top business. For the nine months ended May 31, 2000, Engineered Solutions net sales increased by %15.7 million, or 5.4%, from 289.8 million to $305.5 million for the nine months ended May 31, 1999. Excluding the Non-continuing Businesses, adjusted Engineered Solutions net sales increased by $12.1 million, or 7.4%, from $163.7 million for the nine months ended May 31, 1999 to $175.9 million for the nine months ended May 31, 2000.

Excluding currency translation, adjusted Engineered Solutions, net sales increased by $20.9 million, or 12.7% for the nine month period. Increased year-to-date sales are primarily attributable to continued growth in the RV, convertible top and truck product sales.

Sales declines in the non-continuing businesses for the third quarter resulted in a gross profit decrease of $0.8 million. Margins were negatively impacted by a shift in sales within the aerospace unit from after-market products to lower-margin OEM shipments.

-----------------------------------------------------------------------------------------------------------------------
GROSS PROFIT BY SEGMENT
-----------------------------------------------------------------------------------------------------------------------
(in thousands)                Three Months Ended                             Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------
                              May 31,         May 31,                        May 31,        May 31,
-----------------------------------------------------------------------------------------------------------------------
                              2000            1999          Change           2000           1999          Change
-----------------------------------------------------------------------------------------------------------------------
Tools & Supplies              $     33,789    $    33,697         0.3 %       $   94,238     $   95,080        (0.9)%

Engineered Solutions                32,241         32,495        (0.8)%           99,601         95,172         4.7 %
Less: Non-continuing
  Businesses                        13,853         14,664        (5.5)%           46,161         46,361        (0.4)%
                              -----------------------------                   ---------------------------
     Adjusted Engineered            18,388         17,831         3.1 %           53,440         48,811         9.5 %
       Solutions
Total gross profit                  66,030         66,192        (0.2)%          193,839        190,252         1.9 %
Less: Non-continuing
  Businesses                        13,853         14,664        (5.5)%           46,161         46,361        (0.4)%
                              -----------------------------                   ---------------------------
     Adjusted gross profit     $    52,177     $   51,528         1.3 %       $  147,678     $  143,891         2.6 %
                              =============================                   ===========================
Gross Profit Margins
  by Segment:
Tools & Supplies                      42.5%          42.8%                          40.9%          40.5%
Engineered Solutions                  32.6           32.1                           32.6           32.8
Adjusted Engineered Solutions         31.8           30.2                           30.4           29.8
Total gross profit margin             37.0           36.8                           36.2           36.3
Total adjusted gross profit
  margin                              38.0           37.4                           36.4           36.1

On July 7, 2000, Applied Power Inc.'s board of directors approved the distribution of its Electronics businesses. According, the consolidated financial statements and related notes have been reclassified to reflect the Company's Electronics segment as a discontinued operation. Thus, the revenues, costs and expenses, assets and liabilities, and cash flows of the Electronics segment have been excluded from the respective captions in the accompanying consolidated financial statements. The net operating results of the Electronics segment have been reported, net of applicable taxes, as "Earnings from operations of discontinued Electronics segment." The net operating results of the discontinued operations include financing costs related to the debt of the Electronics segment. The net assets of the Electronics segment have been reported in the Consolidated Balance Sheets as "Net assets of discontinued operations."

Total gross profit increased by $3.6 million, or 1.9%, from $190.3 million for the nine months ended May 31, 1999 to $193.8 million for the nine months ended May 31, 2000. This increase was due to the incremental net sales realized over the same period. Total gross profit margin declined slightly from 36.3% to 36.2% primarily as a result of sales mix changes in the Non-continuing Businesses. Excluding the Non-continuing Businesses, adjusted gross profit increased by $3.8 million from $143.9 million to $147.7 million. Total gross profit margin increased from 36.1% to 36.4% primarily as a result of modest cost reductions in the nine months ended May 31, 2000.

Gross profit for Tools & Supplies decreased by $0.8 million from $95.1 million for the nine months ended May 31, 1999 to $94.2 million for the nine months ended May 31, 2000, reflecting lower sales over the corresponding periods and the unfavorable impact of currency translation. Gross profit margins for Tools & Supplies increased from 40.5% to 40.9% for the nine month periods ended May 31, 1999 and 2000, respectively. This increase was primarily attributable to the elimination of low-profit margin and unprofitable SKUs and savings from closing one manufacturing operation and two small warehouses. Tools and Supplies gross profit margins in the third quarter declined from 42.8% in fiscal 1999 to 42.5% in fiscal 2000. The strengthening of the U.S. dollar negatively impacted the margins of Encrpac's European units as a portion of their materials is sourced from the U.S.

Gross profit for Engineered Solutions increased by $4.4 million from $95.2 million for the nine months ended May 31, 1999 to $99.6 million for the nine months ended May 31, 2000. The increase was due to net sales growth over the corresponding periods. Excluding the Non-continuing Businesses, adjusted Engineered Solutions gross profit increased by $4.6 million from $48.8 million to $53.4 million. Adjusted Engineered Solutions gross profit margin increased from 29.8% to 30.4%, reflecting leveraging of fixed manufacturing costs and favorable product mix.

-----------------------------------------------------------------------------------------------------------------------
ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES BY SEGMENT
-----------------------------------------------------------------------------------------------------------------------
(in thousands)                      Three Months Ended                            Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------
                                  May 31,       May 31,                         May 31,       May 31,
-----------------------------------------------------------------------------------------------------------------------
                                    2000          1999        Change             2000           1999         Change
-----------------------------------------------------------------------------------------------------------------------
Tools & Supplies                 $  17,896    $    18,621        (3.9)%       $   50,215     $   53,863        (6.8)%

Engineered Solutions                13,419         14,926       (10.1)%           42,507         42,626        (0.3)%
Less: Non-continuing
  Businesses                         8,522          8,793        (3.1)%           28,022         24,606        13.9 %
                                 ------------ -------------                   ------------- -------------
     Adjusted Engineered             4,897          6,133       (20.2)%           14,485         18,020       (19.6)%
       Solutions

Combined segment
  engineering, selling and
  administrative expenses           31,315         33,547        (6.7)%           92,722         96,489        (3.9)%
General corporate expenses           3,237          3,025         7.0 %            9,182          9,069         1.2 %
Group expenses                         209              -                          1,425              -

Total engineering, selling
  and administrative
  expenses                          34,761         36,572        (5.0)%          103,329        105,558        (2.1)%
Less: Non-continuing
  Businesses                         8,522          8,793        (3.1)%           28,022         24,606        13.9 %
                                 ------------ -------------                   ------------- -------------
     Adjusted engineering,
       selling and
       administrative expenses   $  26,239     $   27,779        (5.5)%        $  75,307      $  80,952        (7.0)%

Total engineering, selling and administrative expenses ("SAE expenses") decreased by $2.2 million, or 2%, from $105.6 million for the nine months ended May 31, 1999 to $103.3 million for the nine months ended May 31, 2000. This decrease was negatively impacted by increases recorded in the Non-continuing Businesses due to the acquisition of the Magnets business with Rubicon in October 1999. Excluding the Non-continuing Businesses, adjusted SAE expenses decreased by $5.6 million, or 7.0% from $81.0 million to $75.3 million. As a percent of sales, adjusted SAE expenses decreased from 20.3% for the nine months ended May 31, 1999 to 18.5% for the nine months ended May 31, 2000, reflecting the cost reduction initiatives discussed below.

SAE expenses for Tools & Supplies decreased by $3.6 million, or 6.8%, from $53.9 million for the nine months ended May 31, 1999 to $50.2 million for the nine months ended May 31, 2000. As a percentage of net sales, Tools & Supplies SAE expenses decreased from 23.0% to 21.8%. This improvement reflects the continuing benefits of earlier restructuring initiatives, including the combination of Enerpac's and GB's Wisconsin-based sales and administrative offices, and approximately $0.9 million due to currency translation effect.

SAE expenses for Engineered Solutions decreased by $0.1 million, or 0.3%, from $42.6 million for the nine months ended May 31, 1999 to $42.5 million for the nine months ended May 31, 2000. Excluding the Non-continuing Businesses, adjusted SAE expenses for Engineered Solutions decreased by $3.5 million, or 19.6%, from $18.0 million for the nine months ended May 31, 1999 to $14.5 million for the nine months ended May 31, 2000. As a percentage of net sales, adjusted SAE for Engineered Solutions decreased from 11.0% to 8.2% due primarily to the benefits obtained from cost reduction initiatives, including significant headcount reductions at our domestic, and approximately $0.7 million due to currency translation effect.

GENERAL CORPORATE EXPENSES. All of the general corporate expenses incurred by Applied Power Inc. are included in continuing operations as part of engineering, selling and administrative expense. No portion of such expenses has been allocated to the discontinued operation's financial results, which are included in the Condensed Consolidated Statements of Earnings. Management does not believe this level of expenses is reflective of those required to support Actuant had it been operating independently for the fiscal periods presented.

AMORTIZATION EXPENSE. Total amortization expense for the nine months ended May 31, 2000 was lower than that recorded in the comparable prior year period as a result of lower amortization expense recorded for certain non-compete agreements which became fully amortized in fiscal 1999.

CORPORATE REORGANIZATION EXPENSES. Through the first nine months current fiscal year, the company has recorded $4.4 million, $2.8 million after-tax, of fees and expenses associated with the spin-off transaction and incorporating APW Ltd. in Bermuda. Those fees and expenses represent investment banking, legal, accounting and other fees incurred by the Company through May 31, 2000 for services related to the spin-off transaction.

CONTRACT TERMINATION (RECOVERY) CHARGES. In the first quarter of fiscal 1999, the Company recorded a $7.8 million contract termination charge, $4.7 million after-tax, related to the cancellation of a contract in the Engineered Solutions segment. In the first quarter of fiscal 2000, a portion of the contract termination charge was recovered in a settlement of $1.4 million, $0.9 million after-tax.

NET FINANCING COSTS. Fiscal 2000 third quarter Net Financing Costs is net of a $1.2 million pre-tax gain related to the unwinding of interest rate swap agreements during the second quarter of fiscal 2000. Through nine months, Net Financing Costs include $6.5 million of pre-tax, recognized swap gains. The interest rate swap agreements were unwound in anticipation of the spin-off of the Electronics business segment. Gains relating to terminations of qualifying hedges are deferred and recognized in income at the same time as the underlying hedge transactions. In circumstances where the underlying anticipated transaction is no longer expected to occur, any remaining deferred amounts are recognized into income. This $6.5 million gain will be partially offset by increased interest expense in the future. Excluding the interest rate swap gains, net financing costs for the nine months ended May 31, 2000 increased over the prior year period primarily as a result of a general increase in interest rates throughout fiscal 2000. Other factors attributing to the increase in Net Financing Costs in the first nine months fiscal 2000 versus fiscal 1999 are borrowings incurred to finance acquisitions completed during and subsequent to the first nine months of fiscal 1999, offset by net repayments of debt.

EXTRAORDINARY ITEMS. The first nine months of fiscal 2000 results include an extraordinary charge of $13.9 million ($12.2 million net of a $1.7 million tax benefit) related to the loss on the sale of an Engineered Solutions subsidiary. The business was sold to reduce debt and more strategically focus the core strategy of the remaining Applied Power Inc. businesses.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $6.8 million and $7.3 million at May 31, 2000 and August 31, 1999, respectively. In order to minimize net financing costs, the Company intentionally maintains relatively low cash balances by using available cash to reduce short-term bank borrowings.

Net cash generated from continuing operations, after considering non-cash items and changes in operating assets and liabilities, totaled $36.8 million for the nine months ended May 31, 2000.

Net cash provided from investing activities of continuing operations totaled $6.3 million for the first nine months of fiscal 2000. Approximately $9.2 million was used for capital expenditures. Those uses of cash were offset by $15.2 million in proceeds from the sale of subsidiaries and othe assets.

--------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION          (in thousands)                  May 31, 2000                 August 31, 1999
--------------------------------------------------------------------------------------------------------------------
Total Debt                                                    $        456,907     49%     $       521,246      55%
Shareholders' Equity                                                   462,764     50%             417,829      44%
Deferred Income Taxes                                                    8,485      1%               7,720       1%
--------------------------------------------------------------------------------------------------------------------
Total                                                         $        928,156    100%     $       946,795     100%
====================================================================================================================

The capitalization structure of the Company detailed above will significantly change after the Distribution. Pro forma financial information giving effect to the Distribution and other transactions was filed separately by both Applied Power Inc. and APW Ltd. See Item 6--Exhibits and Reports on Form 8-K.

Financing activities from continuing operations in the first nine months of fiscal 2000 provided $253.9 million of net cash during the period. In May 2000, the Company removed the accounts receivable of the Barry Controls businesses from its accounts receivable financing facility in anticipation of the sale of the businesses. Accounts receivable on the Balance Sheet increased $13.2 million from August 31, 1999 to May 31, 2000 as a result of this exclusion. This also is reflected in the decrease in the receivable financing facility within the Statement of Cash Flows. In addition, the Company paid $1.8 million in dividend payments to shareholders and received $1.9 million in proceeds from stock option exercises.

Total debt outstanding at May 31, 2000 totaled $456.9 million, a decrease of approximately $64.3 million since the beginning of the fiscal year. At May 31, 2000, the Company had $404.9 million of funds available under multi-currency credit agreements, unused non-committed lines of credit and receivable financing facilities.

Debt Realignment
----------------

We intend to realign our debt concurrent with the Distribution. We will be retiring our existing credit facilities and lines, and our accounts receivable financing facility and up to all of the 1999 Notes as part of this debt realignment with proceeds from new borrowings, proceeds from the sale of business units and funding from APW Ltd. Our new borrowings will consist of a new senior secured credit facility ("Actuant Credit Facility"), additional issuance of senior subordinated notes (the "Notes") and international working capital facilities. As part of the debt realignment, APW Ltd. will make borrowings under its new credit facility it arranges in connection with the Distribution, and transfer approximately $216.6 million of proceeds to Applied Power to fund the debt realignment. Such borrowings under APW Ltd. credit facilities will remain the obligation of APW Ltd. following the Distribution.

The Actuant Credit Facility will consist of a $100.0 million revolving credit facility (the "Revolver") with a six-year maturity, a $115.0 million term loan with a six-year maturity (the "Tranche A Term Loan") and a $135.0 million term loan with an eight-year maturity (the "Tranche B Term Loan"). The Actuant Credit Facility will be secured by substantially all of the assets of Actuant Corporation and its domestic subsidiaries and 65% of the capital stock of its foreign subsidiaries. Obligations under the Actuant Credit Facility will be guaranteed by certain of Actuant Corporation's domestic subsidiaries who will also guarantee the Notes. Interest on borrowings under the Revolver and the Tranche A Term Loan will be initially incurred at floating rates of LIBOR plus 2.75% annually, with adjustments based on our debt-to-EBITDA ratio. Interest on the Tranche B Term Loan will initially be incurred at a floating rate of LIBOR plus 3.50%, with potential upward adjustment based on our debt-to-EBITDA ratio. Interest payments are due quarterly. Borrowings under the Revolver will be available on a revolving basis through the sixth anniversary of the Distribution, with limits based on our debt-to-EBITDA ratio.

The Actuant Credit Facility will contain customary restrictions concerning investments, capital expenditures, liens on assets, sales of assets, maximum levels of debt and minimum levels of both interest and fixed charge coverages. The Actuant Credit Facility will be subject to annual principal maturities (payable quarterly) as follows: 2001--$12.0 million; 2002--$17.0 million; 2003-- $22.0 million; 2004--$22.0 million; 2005--$25.0 million, with the balance due in years beyond 2005. The Notes are expected to mature ten years from the issue date and bear interest payable semi-annually. There are expected to be no scheduled principal payments on the Notes prior to their maturity. Redemption of the Notes is expected to be subject to certain restrictions and premiums.

Dividends
---------

During the third quarter a dividend of $1.8 million was paid to shareholders. Following the Distribution, our dividend policy will be established by the board of directors from time to time based on the results of operations, financial condition and other business considerations that the board of directors deems relevant. The Actuant Credit Facility will contain restrictions as to the payment of dividends. Accordingly, we do not plan to pay a dividend in the near future; instead we plan to use cash flow from operations to reduce debt.

Year 2000 Considerations
------------------------

In prior years, Applied Power had executed an action plan to ensure that its computer systems were capable of processing the periods for the Year 2000 and beyond. This action plan was completed in late calendar year 1999. As a result of those planning and implementation efforts, Applied Power Inc. experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. While no disruption has developed as of the date of this filing, Year 2000 problems may still surface through calendar year 2000. We will continue to monitor mission critical computer applications and those of our suppliers and vendors throughout calendar year 2000 to ensure that any latent Year 2000 matters that arise are addressed promptly.

Recent Events
-------------

Applied Power Inc. recently announced its intention to acquire certain of Ericsson's shelter integration businesses. The transaction is subject to a number of significant conditions, including completion of due diligence and execution of definitive agreements. If consummated, the assets will be purchased by APW Ltd. from Ericsson after the Distribution. Regardless of whether final agreements are executed or the transaction is completed or abandoned, any obligations arising from or relating to this transaction, including payment of the purchase price, will be the responsibility of APW Ltd. and not Actuant Corporation.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce such risks, the Company selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading purposes.

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

PART II -  OTHER INFORMATION

Item 2 - Changes in Securities
------------------------------

(a)  See information concerning the Distribution above.

Item 5 - Other Information
--------------------------

(a)  See information concerning the Distribution above.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) See Index to Exhibits on page 20, which is incorporated herein by reference.

(b) On May 11, 2000, the Company filed a Current Report on Form 8-K dated as of May 1, 2000 reporting under Item 5 that the Company had entered into definitive agreements to sell Barry Wright Corporation and Air Cargo Equipment Corporation to unaffiliated parties.

     On June 8, 2000, the Company filed a Current Report on Form 8-K reporting under Item 5 sales results for its fiscal third quarter and other financial information in preparation of a research analyst meeting hosted by the Company.

     On July 5, 2000, the Company filed a Current Report on Form 8-K reporting under Items 5. and 7. pro forma financial statements related to the divestiture of the Barry Wright Corporation.

     On July 7, 2000, the Company filed a Current Report on Form 8-K reporting under Items 5. and 7. pro forma financial statements disclosing the pro forma effect of the Distribution and the proposed Actuant $200 Million Senior Subordinated Notes offering on the results of operations and financial position of the Company.

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


                                             APPLIED POWER INC.
                                             ------------------
                                               (Registrant)



Date:  July 17, 2000                         By: /s/ Richard D. Carroll
                                                 ----------------------
                                             Richard D. Carroll
                                             Vice President - Finance
                                             (Acting Principal Financial Officer
                                             and duly authorized to sign
                                             on behalf of the registrant)

                               APPLIED POWER INC.
                              (the "Registrant")
                         (Commission File No. 1-11288)

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MAY 31, 2000
                               INDEX TO EXHIBITS

                                             Incorporated Herein      Filed
  Exhibit             Description              By Reference To      Herewith
-----------   --------------------------     --------------------- ----------

   27.1         Financial Data Schedule                                 X