Form 10-Q/A
period 2000-05-31
APPLIED POWER INC
filed 2000-08-07
CIK 6955

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


This Form 10-Q/A (Amendment No. 1) contains the full text of Applied Power Inc.'s Form 10-Q for the quarter ended May 31, 2000, as amended, to reflect amendments in Item 1 (Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in Part I of this report.

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
                                                                                      ============        ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              APPLIED POWER INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                                 May 31,
                                                                                  --------------------------------------
                                                                                       2000                  1999
                                                                                  ----------------      ----------------
Operating activities
--------------------
Net earnings                                                                      $         56,998      $         56,215
Adjustments to reconcile net earnings to net cash
      provided by operating activities:
           Earnings from discontinued operation                                            (34,232)              (31,481)
           Depreciation and amortization                                                    18,224                20,457
           Gain on sale of assets                                                                -                  (124)
           Extraordinary loss on sale of subsidiary                                         13,886                     -
           Changes in operating assets and liabilities, excluding
               the effects of business acquisitions and divestitures:
                    Accounts receivable                                                    (14,849)                3,926
                    Inventories                                                             (4,971)               (7,740)
                    Prepaid expenses and other assets                                        2,402                 2,338
                    Trade accounts payable                                                   7,268                (4,627)
                    Other liabilities                                                       (7,890)               (2,280)
                                                                                  ----------------      ----------------
      Cash provided by operating activities of continuing operations                        36,836                36,684
      Cash provided by operating activities of discontinued operations                      17,704                47,458
                                                                                  ----------------      ----------------

      Total net cash provided by operating activities                                       54,540                84,142

Investing activities
--------------------
Proceeds on the sale of property, plant and equipment                                          703                 4,760
Additions to property, plant and equipment                                                  (9,170)              (21,262)
Business acquisitions, net of cash acquired                                                      -                (3,500)
Proceeds from the sale of subsidiaries and other                                            15,233                     -
                                                                                  ----------------      ----------------
      Net cash provided by (used in) investing activities of continuing
      operations                                                                             6,766               (20,002)
      Net cash used in investing activities of discontinued operations                     (42,206)             (409,078)
                                                                                  ----------------      ----------------

      Total net cash used in investing activities                                          (35,440)             (429,080)

Financing activities
--------------------
Net repayments of long-term debt                                                           (36,514)              (27,130)
(Decrease in) additional receivables financing facility                                     (9,656)                1,950
Dividends paid on common stock                                                              (1,757)               (1,171)
Proceeds from stock option exercises                                                         1,893                 3,332
                                                                                  ----------------      ----------------
      Net cash used in financing activities of continuing operations                       (46,034)              (23,019)
      Net cash provided by financing activities of discontinued operations                  11,657               377,053
                                                                                  ----------------      ----------------

      Total net cash (used in) provided by financing activities                            (34,377)              354,034

Effect of exchange rate changes on cash                                                       (173)                   47
                                                                                  ----------------      ----------------

Net (decrease) increase in cash and cash equivalents                                       (15,450)                9,143
Effect of change in cash of discontinued operations                                         15,002                 1,280

Cash and cash equivalents - beginning of period                                              7,256                 5,069
                                                                                  ----------------      ----------------

Cash and cash equivalents - end of period                                         $          6,808      $         15,492
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
                       ===================      ===================


------------------------------------------
EARNINGS BEFORE INCOME TAX EXPENSE:
-----------------------------------------------------------------------------
(in thousands)                  Three Months Ended       Nine Months Ended
-----------------------------------------------------------------------------
                                     May 31,                 May 31,
-----------------------------------------------------------------------------
                                2000         1999        2000        1999
-----------------------------------------------------------------------------
Tools & Supplies              $ 14,976    $ 14,145    $ 41,248    $ 38,274
Engineered Solutions            17,793      16,290      55,412      41,009
General Corporate and other    (13,967)    (13,788)    (42,124)    (39,886)
                              --------------------    --------------------

Total EBIT                    $ 18,802    $ 16,647    $ 54,536    $ 39,397
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

Note J - Subsequent Events
--------------------------

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

Total gross profit increased by $3.6 million, or 1.9%, from $190.3 million for the nine months ended May 31, 1999 to $193.8 million for the nine months ended May 31, 2000. This increase was due to the incremental net sales realized over the same period. Total gross profit margin declined slightly from 36.3% to 36.2% primarily as a result of sales mix changes in the Non-continuing Businesses. Excluding the Non-continuing Businesses, adjusted gross profit increased by $3.8 million from $143.9 million to $147.7 million. Total adjusted gross profit margin increased from 36.1% to 36.4% primarily as a result of modest cost reductions in the nine months ended May 31, 2000.

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

Financing activities from continuing operations in the first nine months of fiscal 2000 used $34.4 million of net cash during the period. In May 2000, the Company removed the accounts receivable of the Barry Controls businesses from its accounts receivable financing facility in anticipation of the sale of the businesses. Accounts receivable on the Balance Sheet increased $13.2 million from August 31, 1999 to May 31, 2000 as a result of this exclusion. This also is reflected in the decrease in the receivable financing facility within the Statement of Cash Flows. In addition, the Company paid $1.8 million in dividend payments to shareholders and received $1.9 million in proceeds from stock option exercises.

Total debt outstanding at May 31, 2000 totaled $456.9 million, a decrease of approximately $64.3 million since the beginning of the fiscal year. At May 31, 2000, the Company had $404.9 million of funds available under multi-currency credit agreements, unused non-committed lines of credit and receivable financing facilities.

Debt Realignment
----------------

We intend to realign our debt concurrent with the Distribution. We will be retiring our existing credit facilities and lines, and our accounts receivable financing facility and up to all of the 1999 Notes as part of this debt realignment with proceeds from new borrowings, proceeds from the sale of business units and funding from APW Ltd. Our new borrowings will consist of a new senior secured credit facility ("Actuant Credit Facility"), additional issuance of senior subordinated notes (the "Notes") and international working capital facilities. As part of the debt realignment, APW Ltd. will make borrowings under its new credit facility it arranges in connection with the Distribution, and transfer approximately $228.6 million of proceeds to Applied Power to fund the debt realignment. Such borrowings under APW Ltd. credit facilities will remain the obligation of APW Ltd. following the Distribution.

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


                                             APPLIED POWER INC.
                                             ------------------
                                               (Registrant)



Date:  August 7, 2000                        By: /s/ Robert C. Arzbaecher
                                                 ------------------------
                                             Robert C. Arzbaecher
                                             Senior Vice President
                                             (Acting Principal Financial Officer
                                             and duly authorized to sign
                                             on behalf of the registrant)

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