Form 10-K405
period 2000-08-31
APPLIED POWER INC
filed 2000-11-27
CIK 6955

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 2000

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  [_]               OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             6100 NORTH BAKER ROAD
                          MILWAUKEE, WISCONSIN 53209
           Mailing address: P.O. Box 325, Milwaukee, Wisconsin 53201
                   (Address of principal executive offices)

                                (414) 352-4160
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                  (Name of each exchange
                                            on
       (Title of each class)         which registered)
       ---------------------      -----------------------
       Class A Common Stock,      New York Stock Exchange
       $0.20 par value per share

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of October 31, 2000, the aggregate market value of Common Stock held by non-affiliates was approximately $135.7 million and there were 39,642,501 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 9, 2001 are incorporated by reference into
Part III hereof.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

   This document contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in such forward-looking statements. The words "anticipate," "believe," "expect," "project," "objective" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated in the forward-looking statements include factors described under the caption "Risk Factors That May Affect Future Results" on page 27 of Item 7 of this report and those listed in the Form S-4 filed in connection with the exchange offer for our Senior Subordinated Notes.

   When used herein, the terms "Applied Power," "Actuant," "we," "us," "our," and the "Company" refer to Applied Power Inc. and its subsidiaries. Applied Power intends to legally change its name to Actuant Corporation, subject to shareholder approval, following its annual meeting of shareholders to be held on January 9, 2000.

                                    PART I

Item 1. Business

General

   Headquartered in Milwaukee, Wisconsin, Applied Power Inc., d/b/a Actuant Corporation (the "Company," "Applied Power" or "Actuant") is a Wisconsin corporation incorporated in 1910. Actuant is a leading global manufacturer and marketer of a broad range of industrial products and systems, organized into two business segments, Tools & Supplies and Engineered Solutions. Tools & Supplies sells branded, specialized electrical and industrial tools to hydraulic and electrical wholesale distributors, to catalog houses and through various retail distribution channels. Engineered Solutions' primary expertise is in design, manufacturing and marketing of customized motion control systems primarily for OEMs in diversified niche markets. We believe that our strength in each product category is the result of a combination of our brand recognition, proprietary engineering and design competencies, dedicated service philosophy and global manufacturing and distribution capabilities.

   Prior to July 31, 2000, Applied Power consisted of two segments, Electronics and Industrial. The former Electronics segment (the "Electronics Business") focused on electronic enclosures, while the former Industrial segment (the "Industrial Business") concentrated on the current Tools & Supplies, Engineered Solutions, and businesses since divested. During 1999, Applied Power's management began to consider the separation of the Electronics Business from the Industrial Business as, among other things, a way to more effectively pursue strategic opportunities in the electronics market. Applied Power reviewed strategic options to focus management, including the possible sale of the Industrial Business. Ultimately, it determined that the separation of the two businesses in the form of a spin-off was the preferred option. On January 26, 2000, Applied Power's board of directors authorized various actions intended to position Applied Power to distribute the Electronics Business to its shareholders in the form of a special dividend (the "spin-off" or "Distribution"). The Distribution took place on July 31, 2000. Applied Power now trades separately on the New York Stock Exchange under the ticker symbol "ATU" with APW Ltd. (the Electronics Business) trading on the NYSE under the ticker symbol "APW."

   During fiscal 2000, we divested the Barry Controls, Air Cargo and Samuel Groves businesses that previously were included in our Engineered Solutions segment. We also divested the Norelem and automotive product lines of Enerpac, previously included in Tools & Supplies, during the year. These divestitures impact the comparability of our operating results. We did not make any business acquisitions or divestitures in fiscal 1999. For further information, see Note D--"Merger, Acquisitions and Divestitures" in Notes to Consolidated Financial Statements.

Description of Business Segments

   The Company operates two business segments, Tools & Supplies and Engineered Solutions.

   Tools & Supplies. The Tools & Supplies segment sells a wide array of branded, specialized electrical and industrial tools and supplies to hydraulic and electrical wholesale tool distributors, to catalog houses and through various retail distribution channels. The segment's products include high-force hydraulic tools, electrical tools and consumables, which are sold to end-user markets including general industrial, construction, production automation, retail do-it-yourself ("DIY"), retail marine and retail automotive aftermarket. Tools & Supplies provides over 14,000 SKUs, most of which are designed and manufactured by us in North America. In addition, the segment manages a global sourcing operation which supplements its manufactured product offerings. Major customers include Ace Hardware, The Home Depot, Lowe's, Snap-on, TruServe and W.W. Grainger. This group also sells to over 10,000 small OEM customers and over 4,200 wholesale electrical, marine and automotive aftermarket distributors.

   The Tools & Supplies segment includes our Enerpac and Gardner Bender operations. These two businesses share core competencies in product branding, distribution channel management, global sourcing, managing the logistics of SKU-intensive product lines, and managing inventory. We believe Enerpac is a leading global supplier of specialized high-force hydraulic systems and components for general industrial, construction and production automation markets.

   The following is a summary of each of Enerpac's four major product lines:

     Industrial Tools. We believe Enerpac is a leading global supplier of high-force hydraulic industrial tools operating at very high pressures per square inch (p.s.i.) of between 5,000 and 10,000. The industrial tool line consists of over 2,000 products that are generally sold by industrial distributors to customers in the construction, mining, steel mill, cement, railway, oil and gas, and general maintenance industries. Enerpac's products allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform.

     Workholding. We also believe Enerpac is a leading supplier of hydraulic workholding tools. Workholding products hold parts in position in metal cutting machine tools during the machining process. The products are marketed through distributors to the production automation market.

     OEM. Enerpac's OEM product line consists of customized hydraulic products that are sold directly to OEM customers including Caterpillar, Hale Products (a subsidiary of IDEX), Parker-Hannifin and Snap-on. Enerpac's product development staff works closely with OEM customers to develop hydraulic solutions for specific applications, such as a highly customized coaxial piston pump used in Hale Products' "Jaws of Life" rescue product.

     Toolholding. Enerpac manufactures a broad range of toolholding products for the production automation market, including quick mold and die change systems and mechanical and hydraulic quick clamping systems that are used extensively in the plastic injection molding and metal forming industries. The toolholding product portfolio includes mono- and multi-couplers, mechanical and hydraulic quick clamping systems, ejector couplers, die-lifters, die-rollers, hydraulic pump units and control packages, mold and die change systems, inspection units and storage systems.

   We believe Gardner Bender is a leading supplier of electrical tools and consumables to the retail DIY, retail marine and retail automotive aftermarket and wholesale electrical markets, supplying over 11,000 SKUs through a variety of distribution channels. Gardner Bender maintains strong customer relationships with such leading retailers as The Home Depot, Kmart, Lowe's, Menards and Wal-Mart.

   Gardner Bender's main product lines include the following:

  .  Cable Ties, Staples, Fasteners and Wire Management

  .  Wire Connectors, Solderless Terminals and Lugs

  .  Conduit Bending and Conduit Fishing

  .  Handtools

  .  Electrical Testers and Meters

  .  Electric Wire and Cable

  .  Plugs, Sockets and Other Automotive Products

  .  Other

   Engineered Solutions. We believe that the Engineered Solutions segment is a leading global designer and manufacturer of customized motion control systems for OEMs in a variety of niche industrial markets. The segment works with its customers to provide customized solutions in the RV, truck, automotive, medical, and other markets. Products include RV slide-out and leveling systems, hydraulic cab-tilt systems for heavy-duty trucks, electro-hydraulic automotive convertible top actuation systems and extruded and molded silicone products for the medical market. As a result of the segment's design and engineering quality, it has earned numerous customer awards within the past five years, including the Circle of Excellence vendor award from Fleetwood. It also received quality and performance certifications from such OEM customers as Ford, Freightliner, Oshkosh Truck and Peterbilt. We believe that the segment's principal brands, Power-Packer, Power Gear, Mox-Med, Milwaukee Cylinder and Nielsen Sessions, are recognized for their engineering quality, integrated custom design and geographic reach. Engineered Solutions' customers include such leading multinational corporations such as DAF/Leyland, Fiat, Fleetwood, Mercedes-Benz, Renault, Scania and Volvo. We believe that Engineered Solutions' reputation for excellent engineering capabilities, global capabilities and established customer relationships with leading OEMs are the driving forces behind its leadership positions in several markets.

   Engineered Solutions' main product lines are summarized below:

     Power-Packer. Under this brand Engineered Solutions manufactures hydraulic and electro-hydraulic motion control systems for OEM applications in the truck, automotive, medical and off-highway markets. Products manufactured under the Power-Packer brand include hydraulic cab-tilt systems for heavy-duty cab-over-engine trucks, cab suspension systems, electro-hydraulic automotive convertible top actuation systems and self-contained hydraulic actuators for medical patient lifting and positioning applications. The majority of sales of cab-tilt systems and convertible top actuation systems are generated in the European market. These systems are comprised of sensors, electronic controls, hydraulic cylinders, electronic motors and a hydraulic pump. Engineered Solutions has recently developed and started marketing a smaller, low-cost hydraulic cab-tilt system called the "Hy-Cab" that replaces the torsion bars that have historically been used for cab-tilt applications on medium sized trucks. The segment's patient positioning systems are incorporated into hospital beds, stretchers, examination chairs, surgery tables and transfer lifts.

     Power Gear. Engineered Solutions designs, manufactures and markets electric-powered slide-out systems, hydraulic leveling systems and landing gears for the RV and truck markets under the Power Gear brand. Slide-out systems allow RV manufacturers to increase a room's size by telescoping a section of the room's wall outward. These slide-out systems are fully integrated electrical systems that provide automatic slide-out capability and are driven by a 12-volt DC electric motor with a patented rack and gear design. Power Gear's leveling systems typically consist of four hydraulic cylinders, a 12-volt DC hydraulic motor pump and an electronic control system and are capable of leveling motor homes to within three degrees of fully horizontal. The landing gear generally consists of two adjustable legs used to support the front end of a semi-trailer in a level position when disconnected from the towing vehicle.

     Mox-Med. Engineered Solutions supplies a variety of molded and extruded silicone products for the medical devices and industrial markets under the Mox-Med brand. The silicone products are used in a wide range of medical applications, including drug delivery systems, enteral feeding systems, valves and diaphragms for diagnostic equipment, wound care, shunts and drains and various ophthalmic applications. These products are produced in a clean room environment using proprietary formulations and processes either through extrusion, liquid injection molding or injection molding technology. The products generally require FDA approval and, once selected, tend to last for the life of the underlying product.

     Other Products. Engineered Solutions also supplies other niche markets with hydraulic positioning products and industrial case hardware. Under the Milwaukee Cylinder brand, it produces a broad range of tie-rod hydraulic and pneumatic cylinders for a wide variety of applications including automated production lines, machine tools, machinery, boat drives and material handling. The segment also designs and manufactures highly specialized cylinders such as servo-actuators used in vibration and fatigue testing. It offers a comprehensive line of case, container and industrial hardware marketed under the Nielsen Sessions brand. Products include a variety of hinges, latches, handles, caster plates and accessories.

International Business

   Actuant is a global business. For fiscal 2000, we derived approximately 66% of our net sales in the United States, 26% from Europe, 4% from Asia, 2% from South and Latin America and 2% from Canada. Our international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other factors associated with foreign trade. We serve a global customer base and have implemented a global infrastructure for the manufacturing, sourcing, distribution and sales of our products. Our global scale and infrastructure enable us to meet the needs of our customers with global operations, which supports our strong relationships with many leading global OEMs.

Distribution and Marketing

   Enerpac sells its products through a combination of distributors, direct sales personnel and manufacturers representatives. Enerpac's distributor network is one of its key competitive strengths and accounted for approximately 75% of its net sales. Enerpac employs approximately 110 territory managers that make joint sales calls to large end-users with distributor sales personnel, train end-user and distributor personnel on products and provide product application expertise.

   Gardner Bender markets its electrical tools and supplies through an extensive distribution network, and has established strong positions in each of its major sales channels, including retail, distribution and direct sales.

     Retail. Gardner Bender utilizes a combination of internal account managers and independent manufacturers representatives to serve its retail customers, including home centers, specialty marine and automotive retailers, mass merchandisers and hardware cooperatives. Gardner Bender's sales and marketing personnel provide significant marketing support, including promotional planning, retail point-of-purchase materials and displays, effective product packaging and strong merchandising.

     Distribution. Gardner Bender also sells its products to over 2,500 distributors through internal sales managers dedicated to the distributor channel and independent sales representatives. Due to the distributor channel's high level of fragmentation, Gardner Bender relies on independent manufacturers representatives to provide ongoing customer sales and service support.

     Direct. Gardner Bender currently focuses the majority of its direct marketing efforts on small manufacturing companies. Sales to this channel require no internal field sales personnel or independent sales representatives, and are made through a combination of catalogs, telemarketers and the Internet.

   Engineered Solutions' products are marketed directly to OEMs through a direct technical sales organization. Most product lines also have dedicated market managers as well as a technical support organization. Engineered Solutions has an experienced sales force, organized by end-market, that typically resides in the manufacturing facilities and reports to market sales leaders that are based in the primary engineering facilities for their respective market areas. Engineered Solutions sales personnel are highly trained and coordinate closely with its design engineers in targeting OEM customers. Due to the products' high degree of engineering content, sales efforts focus more on product functionality than on price. Engineered Solutions' engineering capabilities and established customer relationships are key competitive advantages in winning new contracts.

Product Development and Engineering

   We believe we have earned a reputation for design and engineering expertise and for the creation of highly engineered innovative products. We maintain engineering staffs at several locations that design new products and make improvements to existing product lines. Research and development costs are expensed as incurred. Expenditures for research and development were $6.6 million, $8.0 million, and $11.2 million in fiscal 2000, 1999, and 1998, respectively. The decrease in fiscal 2000 is attributable to the cancellation of a Engineered Solutions contract in fiscal 1999. We have developed several proprietary technologies and hold over 500 patents across the world.

Competition

   We have numerous competitors in each of our markets, but we believe that we are well positioned to compete successfully in the separate niches. Competition in each of our niches is primarily composed of small, regional competitors who often lack the infrastructure and financial resources to support global OEMs. In a few markets, we compete with divisions of larger public companies. We believe that our global scale and infrastructure help to build and maintain strong relationships with major OEMs.

Patents and Trademarks

   We own numerous United States and foreign patents and trademarks. No individual patent or trademark is believed to be of such sufficient importance that its loss or termination would have a material adverse effect on our businesses.

Manufacturing and Operations

   We manufacture the majority of the products we sell, but strategically outsource components and finished goods from an established global network of qualified suppliers. Our manufacturing operations consist primarily of light assembly operations. We also have silicone and plastic injection molding and silicone extruding capabilities, and automated welding and painting lines. We have implemented single piece flow methodology in our manufacturing plants, which reduces inventory levels, lowers "re-work" costs and shortens lead time to customers. Components are purchased from a variety of suppliers. We have built strong relationships with our key suppliers over many years, and while we single source many of our components, we believe that in most cases there are several qualified alternative sources.

Order Backlogs and Seasonality

   At August 31, 2000, we had an order backlog of approximately $82.9 million, compared to approximately $115.1 million at August 31, 1999. The decrease is due to business divestitures during the year, which reduced backlog by approximately $52.1 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisitions and Divestitures." Substantially all orders are expected to be completed prior to the end of fiscal 2001. As illustrated in the following table, our sales are not subject to significant seasonal fluctuations:

                    Sales Percentages By Fiscal Quarter(1)

                                                                    2000   1999
                                                                   ------ ------
       Quarter 1..................................................  24.8%  24.6%
       Quarter 2..................................................  25.9%  24.7%
       Quarter 3..................................................  26.0%  26.1%
       Quarter 4..................................................  23.3%  24.6%
                                                                   ------ ------
                                                                   100.0% 100.0%

--------
(1) Continuing businesses as of fiscal 2000 only.

Employees

   As of August 31, 2000, we employed approximately 2,135 people. Our employees are not subject to any collective bargaining agreements with the exception of approximately 80 Milwaukee Cylinder production employees and employees covered by government-mandated collective labor agreements in some international locations. We believe we enjoy good working relationships with our employees.

Environmental Matters

   Our operations, like those of similar businesses, are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those regulating discharges of hazardous materials into the air and water, the storage and disposal of such materials, and the clean-up of soil and groundwater contamination. Pursuant to certain environmental laws, a current or prior owner or operator of a site may be liable for the cost of an investigation and any remediation of contamination, and persons who arrange for disposal or treatment of hazardous materials may be liable for such costs at a disposal or treatment site, whether or not the person owned or operated it. These laws impose strict, and under certain circumstances, joint and several liability.

   We believe that we are in material compliance with applicable environmental laws. Compliance with these laws has and will require expenditures on an ongoing basis. We have been identified by regulators as potentially responsible parties regarding remediation of several multi-party waste sites. Based on our investigations, we believe that we are at most a de minimis participant in those sites. In addition, soil and groundwater contamination has been identified at a few facilities which we operate or formerly owned or operated. We are also a party to several state and local environmental matters, and we have provided environmental indemnities relating to divested business units for which we retain responsibility for certain potential environmental liabilities. Additionally, the Company will assume and indemnify APW Ltd. with respect to those proceedings involving the Industrial businesses, while APW Ltd. will indemnify Actuant with respect to the Electronics businesses.

   Environmental expenditures over the last three years have not been material, and we believe that the costs for known environmental matters are not likely to have a material adverse effect on our financial position, results of operations or cash flows. Nevertheless, more stringent environmental laws, unanticipated, burdensome remedy requirements, or discovery of previously unknown conditions could have a material adverse effect upon our financial condition and results of operations. Environmental remediation accruals of $2.1 million and $1.3 million were included in the Consolidated Balance Sheets at August 31, 2000 and 1999 respectively. For further information, see Note O--"Contingencies and Litigation" in Notes to Consolidated Financial Statements.

Other

   For additional information regarding revenues, profits and losses, and total assets of each business segment and information on customers, see Notes to Consolidated Financial Statements.

   For information on sources and availability of raw materials, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2. Properties

   We generally lease rather than own our operating facilities. The majority of our leases are short-term, and are renewable at our option.

 Tools & Supplies

   Tools & Supplies maintains 11 manufacturing facilities throughout the United States, Mexico, Europe and Asia-Pacific and 19 distribution facilities and sales offices worldwide.

                                                                  Square
      Facility                                                     feet   Status
      --------                                                    ------- ------
      Manufacturing
      Glendale, Wisconsin........................................ 313,000 Leased
      Columbus, Wisconsin........................................ 130,000 Leased
      Veenendaal, The Netherlands................................  97,000 Leased
      San Diego, California......................................  69,000 Leased
      Pachuca, Mexico(1).........................................  61,000 Leased
      Oklahoma City, Oklahoma....................................  56,000 Leased
      Tecate, Mexico.............................................  54,000 Leased
      Alexandria, Minnesota......................................  25,000  Owned
      Cotati, California.........................................  20,000 Leased
      Taipei, Taiwan.............................................  19,000 Leased
      Shanghai Waigaogiao, China.................................   9,000 Leased

      Distribution and Sales
      Reno, Nevada...............................................  55,000  Owned
      Tokyo, Japan(1)............................................  39,000 Leased
      Charlotte, North Carolina..................................  36,000 Leased
      Sydney, Australia..........................................  23,000 Leased
      Corsico (Milano), Italy....................................  18,000  Owned
      Seoul, South Korea(1)......................................  18,000 Leased
      Mississauga, Ontario, Canada...............................  18,000 Leased
      Lancaster, Pennsylvania....................................  16,000 Leased
      Dusseldorf, Germany........................................  15,000 Leased
      Singapore..................................................  15,000 Leased
      Scranton, Pennsylvania.....................................  13,000 Leased
      Atlanta, Georgia...........................................  13,000 Leased
      Ontario, California........................................  12,000 Leased
      Massey (Paris), France(1)..................................   9,000 Leased
      Redditch, Worcester, UK....................................   6,000 Leased
      Vashi, New Mumbai (Bombay), India..........................   6,000  Owned
      Kowloon, Hong Kong.........................................   1,000 Leased
      Madrid, Spain..............................................   1,000 Leased

--------
(1) Shared by both Tools & Supplies and Engineered Solutions segments.

   Tools & Supplies also leases a 37,000 square foot manufacturing facility in Mobile, Alabama which is vacant and currently listed for sublease, and a 68,000 square foot office building in Butler, Wisconsin that is partially sublet.

 Engineered Solutions

   Engineered Solutions maintains ten manufacturing facilities throughout North America, Europe and Asia-Pacific and four distribution and sales facilities.

                                                                  Square
      Facility                                                     feet   Status
      --------                                                    ------- ------
      Manufacturing
      Oldenzaal, The Netherlands................................. 130,000 Leased
      Cudahy, Wisconsin..........................................  73,000 Leased
      Hartford, Connecticut......................................  65,000 Owned
      Pachuca, Mexico(1).........................................  61,000 Owned
      Portage, Wisconsin.........................................  51,000 Owned
      Beaver Dam, Wisconsin......................................  44,000 Owned
      Westfield, Wisconsin.......................................  40,000 Owned
      Akhisar, Turkey............................................  29,000 Owned
      Seoul, South Korea(1)......................................  18,000 Leased
      Salem, Oregon..............................................  14,000 Leased
      Distribution and Sales
      Tokyo, Japan(1)............................................  39,000 Leased
      Massey (Paris), France(1)..................................   9,000 Leased
      Chino, California..........................................   7,000 Leased
      Torrijos, Toledo, Spain....................................   2,000 Leased

--------
(1) Shared by both Tools & Supplies and Engineered Solutions segments.

   Engineered Solutions also leases a 38,000 square foot building in Butler, Wisconsin, which is currently sublet.

Item 3. Legal Proceedings

   The Company is a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, environmental, labor and patent claims. APW Ltd. has assumed liability with respect to, and will indemnify Actuant against, those proceedings involving the Electronics Business, while Actuant retains liability with respect to, and will indemnify APW Ltd. against, those proceedings involving the Industrial Business, including past divestitures.

   We self-insure a portion of our product liability by maintaining a retention provision under our insurance program. We have recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and the amount of the loss can be reasonably estimated. In our opinion, the resolution of these contingencies is not likely to have a material adverse effect on our financial condition, results of operation or cash flows. For further information refer to Note O--"Contingencies and Litigation" in Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Executive Officers of the Registrant

   The names, ages and positions of all of the executive officers of the Company as of the record date of November 22, 2000 are listed below.

Name                   Age Position
----                   --- --------
Robert C. Arzbaecher   40  President and Chief Executive Officer; Director
Andrew G. Lampereur    37  Vice President and Chief Financial Officer
Terry M. Braatz        43  Treasurer
Dawn M. Doering        33  Corporate Controller
Todd Hicks             42  Vice President--Enerpac
Ralph Keller           53  Vice President--Operations
Arthur Kerk            51  Vice President--Engineered Solutions--Europe and Asia
Brian Kobylinski       34  Vice President--Distribution and OEM Business
Joe O'Connor, Jr.      54  Vice President--Human Resources
Jerry Peiffer          52  Vice President--Engineered Solutions--Americas
Anthony W. Asmuth III  58  Secretary

   Robert C. Arzbaecher, President and Chief Executive Officer. Mr. Arzbaecher was named President and Chief Executive Officer of the Company on August 9, 2000. He served as Vice President and Chief Financial Officer of Applied Power in 1994 and Senior Vice President in 1998. He served as Vice President, Finance of Tools & Supplies from 1993 to 1994. He joined Applied Power Inc. in 1992 as Corporate Controller. From 1988 through 1991, Mr. Arzbaecher was employed by Grabill Aerospace Industries LTD, where he last held the position of Chief Financial Officer.

   Andrew G. Lampereur, Vice President and Chief Financial Officer. Mr. Lampereur joined Applied Power Inc. in 1993 as Corporate Controller, a position he held until 1996 when he was appointed Vice President of Finance for Gardner Bender. In 1998, Mr. Lampereur was appointed Vice President, General Manager for Gardner Bender. In 1999, he served as the business development and special projects leader for Applied Power. He was appointed to his present position on August 9, 2000. Prior to joining Applied Power Inc., Mr. Lampereur was the Corporate Controller of Fruehauf Trailer Corporation and held a number of financial management positions at Terex Corporation.

   Terry M. Braatz, Treasurer. Mr. Braatz was appointed Treasurer on August 9, 2000, shortly after joining the Company. Prior thereto, he held various financial management positions at Johnson Controls, Inc. from 1979 to 2000, including Manager, Internal Treasury and Manager, Corporate Finance.

   Dawn M. Doering, Corporate Controller. Ms. Doering joined Applied Power Inc. as Manager of Corporate Accounting in 1995, a position she held until 1998. From 1998 until 2000, Ms. Doering held a number of financial leadership positions in the Company's Industrial Business. Ms. Doering was appointed to her present position on August 9, 2000. Prior to joining Applied Power Inc., she worked for the public accounting firm of Deloitte & Touche LLP.

   Todd Hicks, Vice President, Enerpac. Mr. Hicks has held a variety of marketing and sales positions with Enerpac and the former Wright Line business unit of Applied Power prior to being promoted to his current position in 1999. He previously worked for General Electric in a number of marketing positions prior to joining Applied Power.

   Ralph Keller, Vice President of Operations. Mr. Keller joined the Company in 1999 in his present position. Prior to joining Applied Power Inc. he held senior operating positions in multinational organizations, most recently with Whitecap, Inc., a subsidiary of Schmalbach Lubeca AG.

   Arthur Kerk, Vice President, Engineered Solutions--Europe and Asia. Mr. Kerk joined Applied Power in 1995 as Commercial Director of Power-Packer Europe. A resident of The Netherlands, he was promoted to

Managing Director of Power-Packer Europe in 1996, and subsequently was appointed as Leader of Engineered Solutions--Europe in 1997. Prior to joining Applied Power, he worked in sales management at Conex Union and as Managing Director of McKechnie in The Netherlands.

   Brian Kobylinski, Vice President, Distribution and OEM Business. Mr. Kobylinski was recently appointed leader of the distribution and OEM channels of Gardner Bender. Prior thereto, he served as leader of Gardner Bender's Del City operation, Gardner Bender's Vice President of Marketing and Director of OEM sales. Prior to joining Applied Power Inc. in 1992, Mr. Kobylinski held various sales positions in the insurance industry.

   Joe O'Connor, Jr., Vice President of Human Resources. Mr. O'Connor joined Applied Power Inc. in 1999 in his present position. Prior to joining Applied Power Inc., he held human resource roles in a number of multinational organizations, including subsidiaries of Pfizer and Monsanto.

   Jerry Peiffer, Vice President, Engineered Solutions--Americas. Mr. Peiffer joined the Company in 1997 when Applied Power acquired Versa Technologies. Mr. Peiffer worked at Versa Technologies since 1994, serving as the leader of its Power Gear business. He worked in a number of positions including sales, engineering, operations and general management for three companies over a 23 year span prior to joining Versa Technologies, including Generac, McQuay-Perfex, Inc. and Hein Werner Corporation.

   Anthony W. Asmuth III, Secretary. Mr. Asmuth is a partner in the law firm of Quarles & Brady LLP, Milwaukee, Wisconsin, having joined that firm in 1989. Quarles & Brady performs legal services for Applied Power and certain of its subsidiaries and affiliates, including APW Ltd. Mr. Asmuth had previously served as Secretary of Applied Power from 1986 to 1993 and from 1994 to present.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's common stock is traded on the New York Stock Exchange under the symbol ATU. At October 31, 2000, the approximate number of record shareholders of common stock was 5,428. The high and low sales prices of the common stock by quarter for each of the past two years were as follows:

Fiscal
 Year                     Period                             High                      Low
------                    ------                             ----                      ---
 2000           August 1 to August 31(1)                   $    5                   $ 3
                June 1 to July 31                           43 3/4                   27 1/2
                March 1 to May 31                           30 9/16                  22 3/16
                December 1 to February 29                   37                       23 3/8
                September 1 to November 30                  34 7/16                  27 1/8

 1999           June 1 to August 31                        $32 1/2                  $23 13/16
                March 1 to May 31                           35 3/8                   21 3/8
                December 1 to February 28                   38 7/8                   23 3/8
                September 1 to November 30                  37 3/4                   20 3/8

--------
(1) On July 31, 2000, the Company spun off its Electronics Business as a company named APW Ltd. and this resulted in the Company's stock price decreasing from approximately $39.8125 (combined price as of spin-off) to $3.062 for Applied Power Inc. after the spin-off.

   Quarterly dividends of $0.015 per share were declared and paid for each of the quarters above, with the exception of the fourth quarter of fiscal 2000 in which no dividends were declared. The Company's current credit agreements restrict its ability to pay dividends. We do not plan on declaring or paying dividends in the foreseeable future, rather using cash flow for working capital needs and to reduce outstanding debt.

Item 6. Selected Financial Data

   The following selected historical financial data have been derived from the consolidated financial statements of Applied Power. The data should be read in conjunction with these financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   During 1999, Applied Power's management began to consider the separation of the Electronics Business from the Industrial Business. The Company reviewed strategic options, including the possible sale of the Industrial Business. Ultimately, it was determined that the separation of the two business segments in the form of a spin-off of the Electronics Business to shareholders was the preferred option. On January 26, 2000, Applied Power's board of directors authorized various actions intended to position Applied Power to spin-off the Electronics Business to its shareholders in the form of a special dividend. On July 7, 2000, Applied Power's board of directors approved the Distribution. The Distribution occurred on July 31, 2000 with shareholders of Applied Power common stock as of the July 21, 2000 record date receiving one share of APW Ltd. common stock for every Applied Power share owned. Applied Power now trades separately on The New York Stock Exchange ("NYSE") under the ticker symbol "ATU." APW Ltd. trades on the NYSE under the ticker symbol "APW."

   The financial data presented in the following table reflect all business units other than the Electronics Business. Included in the table are the results of businesses divested, until their respective dates of sale. As a result, the selected financial data in the following table are not fully representative of the group of business units that comprise Actuant today. We have included a separate adjusted financial data table in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that includes only those units that comprise Actuant today.

                                                 Year Ended August 31,
                                         --------------------------------------
                                          2000    1999   1998(2) 1997(2)  1996
                                         ------ -------- ------- ------- ------
                                          (in millions, except per share data)
      Statement of Earnings Data(1):
      Net sales......................... $671.6 $  695.7 $637.5  $522.4  $514.5
      Gross profit......................  242.2    252.7  200.9   180.5   180.8
      Operating expenses(3)(4)(5).......  150.4    144.5  179.0   139.8   138.5
      Operating earnings................   84.3     99.4    9.3    35.8    38.2
      Earnings from continuing
       operations.......................   28.0     34.6    0.1    22.6    23.8
      Diluted earnings per share from
       continuing operations............   0.70     0.86   0.00    0.57    0.57
      Cash dividends per share(6)(7)....  0.045    0.060  0.060   0.060   0.060

      Balance Sheet Data
       (at end of period)(1):
      Total assets(8)................... $417.0 $1,059.9 $711.5  $486.4  $448.4
      Total debt(9).....................  432.5    521.2  225.2    54.8    94.2

--------
(1) The Company completed various acquisitions and divestitures that impact the comparability of the selected financial data presented in the table. For additional information, see Note D--"Merger, Acquisitions and Divestitures" in Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisitions and Divestitures."
(2) Operating results for fiscal 1998 and 1997 include merger, restructuring and other non-recurring charges that were recognized in cost of sales and operating expenses. Such expenses totaled $56.9 million and $6.2 million on a pre-tax basis in fiscal 1998 and 1997, respectively. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note H--"Merger, Restructuring and Other Non-recurring Items" in Notes to Consolidated Financial Statements.
(3) Operating expenses in fiscal 1999 include a $7.8 million pre-tax charge due to the cancellation of a contract. The Company recorded a $1.4 million gain in fiscal 2000 when it recovered costs in excess of what was anticipated when the loss was initially recorded. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note H--"Merger, Restructuring and Other Non-recurring Items" in Notes to Consolidated Financial Statements.
(4) Operating expenses for fiscal 2000 include a $12.4 million pre-tax charge for investment banking, legal, accounting and other fees and expenses associated with the Distribution, and a $5.4 million pre-tax charge for the loss on the sale of product lines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note D-- "Merger, Acquisitions and Divestitures" and Note H--"Merger, Restructuring and Other Non-recurring Items" in Notes to Consolidated Financial Statements.
(5) Operating expenses include engineering, selling and administrative expenses, contract termination costs (recovery), corporate reorganization charges, loss on product line dispositions, merger related expenses, and all of Applied Power's general corporate expenses (which include expenditures on resources and services that supported the Electronics Business). Total general corporate expenses were as follows:

     Fiscal Period                                                    Amount
     -------------                                                 -------------
                                                                   (in millions)
     2000.........................................................     $17.6
     1999.........................................................      12.1
     1998 (excluding expenses in (2), above)......................      17.5
     1997.........................................................      15.2
     1996.........................................................      13.8

  Such amounts include the general corporate expenses for Zero Corporation ("ZERO") for periods both prior to and after its merger with Applied Power in fiscal 1998. The merger was accounted for using the pooling of interests method of accounting, with all of Applied Power's historical results restated to include the historical results of ZERO. The majority of ZERO's general corporate expenses was eliminated shortly after its acquisition, as its corporate support functions were provided by existing Applied Power corporate personnel. For further information, see Note A--"Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements. General corporate expenses are anticipated to decrease in the periods after the Distribution due to the need for fewer employees performing such functions and a reduction in the size of the organization being supported by such corporate personnel.
(6) Applied Power split its stock two-for-one in fiscal 1998. All dividend and per share data have been adjusted for this stock split.
(7) Quarterly dividends of $0.015 per share were declared and paid by the Company for each of the quarters above, with the exception of the fourth quarter of fiscal 2000 in which no dividends were declared due to the spin-off of the Electronics segment. Actuant does not intend to pay dividends in the immediate future.
(8) Includes net assets of discontinued operations (consisting of the Electronics Business) as follows:

        Balance Sheet Date                                            Balance
        ------------------                                         -------------
                                                                   (in millions)
        August 31, 2000...........................................    $  0.0
        August 31, 1999...........................................     598.5
        August 31, 1998...........................................     249.7
        August 31, 1997...........................................      86.2
        August 31, 1996...........................................      49.0

(9) Historically, Applied Power incurred indebtedness at the parent company level and at a limited number of subsidiaries, rather than at the operating unit or segment level. Debt in the table, with the exception of the August 31, 2000 amount, reflects the debt balance after an allocation was made to the Electronics Business, which is reported in discontinued operations. The debt allocated to the Electronics Business was based on the estimated debt expected to be assigned to APW Ltd. in the debt realignment related to the Distribution which approximated actual results. Historical net financing costs were allocated based on the debt allocation using the historical weighted-average rate. For further information, see
    Note I--"Debt" in Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements. The discussion includes forward-looking statements that involve certain risks and uncertainties. See "Forward-Looking Statements and Cautionary Factors." Certain of the financial data included may appear to not add or subtract properly due to rounding.

Results of Operations

 The Distribution

   During 1999, Applied Power's management began to consider the separation of the Electronics Business from the Industrial Business. The Company reviewed strategic options, including the possible sale of the Industrial Business. Ultimately, it was determined that the separation of the two business segments in the form of a spin-off of the Electronics Business to shareholders was the preferred option. On January 26, 2000, Applied Power's board of directors authorized various actions intended to position Applied Power to spin-off the Electronics Business to its shareholders in the form of a special dividend. On July 7, 2000, Applied Power's board of directors approved the Distribution. The Distribution occurred on July 31, 2000 with shareholders of Applied Power common stock as of the July 21, 2000 record date receiving one share of APW Ltd. common stock for every Applied Power share owned. Applied Power now trades separately on The New York Stock Exchange ("NYSE") under the ticker symbol "ATU." APW Ltd. trades on the NYSE under the ticker symbol "APW."

Historical Financial Data

   The financial data presented in the following table reflect all business units other than the Electronics Business, which was spun off to shareholders in the Distribution. Financial data presented in the table include the Non-continuing Businesses (as defined below). As a result, the selected financial data in the following table are not fully representative of the group of business units that comprise Actuant today. We have included a separate financial data table in "Unaudited Adjusted Historical Financial Data" below that includes only those units of Applied Power that comprise Actuant today.

                                                            Year Ended August
                                                                   31,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
                                                              (in millions)
      Statement of Earnings Data:
      Net sales........................................... $671.6 $695.7 $637.5
      Gross profit........................................  242.2  252.7  200.9
      Operating expenses excluding general corporate
       expenses...........................................  132.8  132.4  161.5
      General corporate expenses..........................   17.6   12.1   17.5
      Operating earnings..................................   84.3   99.4    9.3

      Other Financial Data:
      Depreciation........................................   15.1   17.4   12.0
      Amortization of intangible assets...................    7.5    8.7   12.6
      Capital expenditures................................   11.4   22.9   25.2

Unaudited Adjusted Historical Financial Data

   The financial information included in "Selected Consolidated Financial Data" and in "Historical Financial Data" above includes financial information for the Non-continuing Businesses (as defined below), and as a result is not fully representative of the group of business units that comprise Actuant today. We have included in the following table certain adjusted financial information for only those business units that comprise Actuant today. Historical net financing costs and income taxes, as well as balance sheet data, have not been adjusted and are therefore not presented in the following table.

                                                           Year Ended August
                                                                  31,
                                                          --------------------
                                                           2000   1999   1998
                                                          ------ ------ ------
                                                             (in millions)
      Statement of Earnings Data(1):
      Adjusted net sales................................. $514.7 $508.7 $459.2
      Adjusted gross profit(2)...........................  185.9  182.9  145.2
      Adjusted operating expenses excluding general
       corporate expense(2)(3)(4)........................   97.4   95.2  118.7
      General corporate expenses(5)......................   17.6   12.1   17.5
      Adjusted operating earnings(2)(3)(4)(5)............   64.8   69.6   (1.9)

      Other Financial Data(1):
      Adjusted depreciation..............................   10.8   10.2   10.6
      Adjusted amortization of intangible assets.........    6.1    6.0   10.9
      Adjusted capital expenditures......................    8.6   13.7   15.4

--------
(1) We have excluded the operating results of the Non-continuing Businesses (as defined below) from the financial data presented in this table. However, we completed various acquisitions that impact the comparability of the adjusted financial data presented in the table. For additional information, see Note D--"Merger, Acquisitions and Divestitures" in Notes to Consolidated Financial Statements as well as "--Acquisitions and Divestitures." The Non-continuing Businesses include Norelem, Enerpac's automotive product line, Gardner Bender Everest, Barry Controls, Air Cargo, Samuel Groves, Moxness and Magnets. The Norelem, Enerpac automotive product line, Barry Controls, Air Cargo and Samuel Groves units were divested in fiscal 2000. The Moxness product line was divested in fiscal 1999. The Gardner Bender Everest and Magnets units were transferred to the Electronics business segment immediately prior to the Distribution and are part of APW Ltd.
(2) Operating results for fiscal 1998 include merger, restructuring and other non-recurring charges that were recognized in cost of products sold and operating expenses. Such expenses totaled $56.9 million in fiscal 1998. Of such charges, $17.7 million in fiscal 1998, were recorded in cost of products sold, with the balance recorded in operating expenses. For additional information, see "--Restructuring, Merger Costs and Debt Realignment" and Note H--"Merger, Restructuring and Other Non-recurring Items" in Notes to Consolidated Financial Statements.
(3) In fiscal 2000, we recorded a $1.4 million gain when we recovered costs in excess of what was anticipated when the loss was initially recorded. Fiscal 1999 includes a $7.8 million charge relating to the cancellation of a contract. See Note H--"Merger, Restructuring and Other Non-recurring Items" in Notes to Consolidated Financial Statements.
(4) Results for fiscal 2000 include a $12.4 million charge for investment banking, legal, accounting and other fees and expenses associated with the Distribution, and a $5.4 million provision for product line dispositions. See Note D--"Merger, Acquisitions and Divestitures" and Note H--"Merger, Restructuring and Other Non-recurring Items" in Notes to Consolidated Financial Statements.
(5) General corporate expenses consist of all of Applied Power's general corporate expenses, including expenditures on resources and services that supported the Electronics business segment. Such amounts include the general corporate expenses for ZERO for periods both prior to and after its merger with Applied Power in fiscal 1998. The merger was accounted for using the pooling of interests method of accounting, with all of Applied Power's historical results restated to include the historical results of ZERO. The majority of ZERO's general corporate expenses was eliminated shortly after its acquisition, as its corporate support functions were provided by existing Applied Power corporate personnel. For further information, see Note A--"Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements. General corporate expenses are anticipated to decrease following the Distribution due to the need for fewer employees and a reduction in the size of the organization being supported.

Acquisitions and Divestitures

   We completed a number of acquisitions over the past five years that expanded and diversified our product lines, capabilities and global reach. During this time, we also divested several businesses and product lines that were no longer considered integral to our business strategy. The following table summarizes the significant acquisitions and divestitures that were completed during the last five years:

                                                                  Approximate
                                   Segment            Date      Annual Sales(1)
                             -------------------- ------------- ---------------
                                                                 (in millions)
   Acquisitions:
   Nielsen Sessions and Air
    Cargo(2)................ Engineered Solutions July 1998          $ 29
   Del City Wire............ Tools & Supplies     February 1998        16
   Ancor Products........... Tools & Supplies     January 1998          7
   Versa/Tek................ Engineered Solutions October 1997         75

   Divestitures:
   Norelem.................. Tools & Supplies     August 2000        $  8
   Barry Controls........... Engineered Solutions June 2000           120
   Air Cargo................ Engineered Solutions May 2000             22
   Samuel Groves............ Engineered Solutions October 1999          9
   Moxness.................. Engineered Solutions March 1998            6

--------
(1) At time of transaction. Sales figures exclude sales from business units acquired in these transactions that now operate in the Electronics Business.
(2) Acquired as part of the ZERO Merger which was accounted for as a pooling-of-interests. Results for these businesses are included in historical amounts.

   The comparability of operating results from period to period is impacted by these acquisitions and divestitures. See Note D--"Merger, Acquisitions and Divestitures" in Notes to Consolidated Financial Statements.

Restructuring and Merger Costs

   Over the past five years, the Company has undergone restructuring and has implemented a number of actions to improve business focus, reduce our cost structure and leverage existing capabilities and infrastructure. These actions included the consolidation of headquarter, manufacturing and warehouse facilities, as well as personnel reductions, outsourcing of certain operations, significant reductions in the number of SKUs and the sale or exit of low-profit margin or unprofitable product lines.

   Within the Tools & Supplies segment, the Enerpac business underwent significant changes, including the centralization of engineering, administration and distribution functions into regional hubs and a material reduction in the number of SKUs. Concurrently, Gardner Bender rationalized a number of acquired businesses by consolidating most sales and marketing responsibilities into a central location. Over 5,000 duplicate and under-performing SKUs within Gardner Bender were eliminated. Additionally, most of the manufacturing and warehousing functions for certain acquired businesses were consolidated into existing facilities. The North American Enerpac and Gardner Bender organizations were also consolidated and support functions such as finance, human resources and marketing were combined.

   The Engineered Solutions segment also underwent restructuring actions aimed at enhancing profitability. Certain unprofitable product lines were discontinued, while others were shifted to lower cost plants within Applied Power or outsourced completely. Certain support functions were consolidated into regional centers, resulting in personnel reductions and severance.

   A substantial portion of the restructuring during the periods presented took place in fiscal 1999. We recorded a charge to the consolidated statement of earnings in the fourth quarter of fiscal 1998 to accrue for the costs of the 1999 restructuring. In addition to a $54.9 million pre-tax charge for merger, restructuring and other non-recurring charges recorded in the fourth quarter of fiscal 1998, we incurred $2.0 million of restructuring charges in Tools & Supplies earlier in the year for severance payments to terminated employees and costs incurred to consolidate two operations. In fiscal 1998, we also reduced goodwill by $5.1 million in accordance with SFAS No. 121, "Accounting for Impairment of Long-lived Assets to be Disposed of."

   In connection with the merger with ZERO in 1998 (see Note D--"Merger, Acquisitions and Divestitures" in Notes to Consolidated Financial Statements), we recorded transaction costs related to legal, accounting and financial advisory services which were expensed as required under the pooling of interests method of accounting. In addition, we incurred costs associated with the organization realignment, closure of ZERO headquarters, a change in estimate of a receivable valuation and the write-off of obsolete inventory due to conforming product lines. Together, these items totaled approximately $20.1 million. While most of ZERO's business is reported in the Electronics Business segment (which is included as a discontinued operation in the Consolidated Financial Statements), this $20.1 million of expenses was recorded at the corporate level and in accordance with generally accepted accounting principles was not allocated to the Electronics Business.

   We recorded the majority of the restructuring expenses in fiscal 1998, along with all of the $20.1 million of ZERO merger and organization realignment costs. The combined merger, restructuring and other non-recurring items reported in the fiscal 1998 Consolidated Statements of Earnings totaled $56.9 million on a pre-tax basis and were reported in the consolidated statement of earnings as follows:

                                                                      Amount
Description                                                        (in millions)
-----------                                                        ------------
Cost of products sold.............................................    $15.7
Engineering, selling and administrative expenses..................      9.0
Amortization of intangible assets.................................      5.1
Restructuring charges.............................................     11.4
Merger related expenses...........................................      9.3
Estimated loss on sale of subsidiary(1)...........................      4.5
                                                                      -----
  Merger, restructuring and non-recurring items recorded in the
   fourth quarter of fiscal 1998..................................     54.9
Other fiscal 1998 restructuring charges recorded in cost of
 products sold....................................................      2.0
                                                                      -----
    Total fiscal 1998 merger, restructuring and non-recurring
     items........................................................    $56.9
                                                                      =====

--------
(1) Asset impairment charge recorded to reduce the carrying value of an Industrial Business unit to estimated realizable value. The subsidiary was subsequently divested in November 1999.

   Of the total fiscal 1998 charges, approximately $13.6 million was recorded for severance payments to approximately 400 employees, the majority of which was paid in fiscal 1999. We completed the planned restructuring programs that were accrued in fiscal 1998 during fiscal 1999.

   The comparability of our operating results in fiscal 1998 and 1999 is impacted by these merger, restructuring and other non-recurring charges. As a direct result of these restructuring initiatives, including some of the early programs started in fiscal 1996, our financial results improved significantly from fiscal 1998 to fiscal 2000.

Net Sales

   The following table summarizes our net sales for the past three fiscal years:

                                                          Year Ended August
                                                                 31,
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------  ------  ------
                                                            (in millions)
      Net Sales by Segment:
      Tools & Supplies.................................. $303.6  $309.3  $305.7
      Less: Non-continuing T&S Businesses(1)............   13.9    18.7    26.0
                                                         ------  ------  ------
        Adjusted Tools & Supplies....................... $289.7  $290.6  $279.7
                                                         ======  ======  ======
      Engineered Solutions.............................. $368.1  $386.4  $331.8
      Less: Non-continuing ES Businesses(2).............  143.1   168.2   152.3
                                                         ------  ------  ------
        Adjusted Engineered Solutions................... $225.0  $218.2  $179.5
                                                         ======  ======  ======
      Total net sales................................... $671.6  $695.7  $637.5
      Less: Non-continuing Businesses...................  156.9   186.9   178.3
                                                         ------  ------  ------
          Total adjusted net sales...................... $514.7  $508.8  $459.2
                                                         ======  ======  ======

      Net Sales Growth by Segment:
      Tools & Supplies..................................   -1.8%    1.2%
      Adjusted Tools & Supplies.........................   -0.3     3.9
      Engineered Solutions..............................   -4.7    16.5
      Adjusted Engineered Solutions.....................    3.2    21.6
      Total net sales growth............................   -3.5     9.1
      Total adjusted net sales growth...................    1.2    10.8

--------
(1) The "Non-continuing T&S Businesses" are Norelem, Enerpac's automotive line of business and Gardner Bender Everest.
(2) The "Non-continuing ES Businesses" are Barry Controls, Air Cargo, Samuel Groves, Moxness and Magnets.

 Fiscal 2000 Compared to Fiscal 1999

   Total net sales decreased by $24.1 million, or 3.5%, from $695.7 million in fiscal 1999 to $671.6 million in fiscal 2000. This reduction results from the divestiture or removal of the Non-continuing Businesses during fiscal 2000, and the negative impact of foreign currency rate changes on translated results. Partially offsetting these factors were increased shipments by the Company in a number of markets, most notably into the recreational vehicle, automotive convertible top and truck cab-tilt markets. Fiscal 1999 sales from Non-continuing Businesses were $30.1 million higher than in fiscal 2000 due to the timing of the divestitures of such businesses during fiscal 2000. Excluding the Non-continuing Businesses, adjusted net sales increased by 1.2%. Excluding currency translation adjusted net sales increased by approximately 4.0%.

   Tools & Supplies segment sales decreased by 1.8% from $309.3 million to $303.6 million as a result of the foreign currency rate changes and the divestiture of the Non-continuing T&S Businesses. Excluding the impact of the Non-continuing T&S Businesses, Tools & Supplies sales were essentially unchanged year over year. Excluding both currency rate changes and the Non-continuing T&S Businesses, sales from this segment grew $4.4 million, or 1.5%. This organic growth resulted from improved sales of industrial high force hydraulic tools, most notably in North America and Asia.

   Sales in the Engineered Solutions segment declined 4.7% from $386.4 million to $368.1 million due to the Non-continuing ES Businesses and foreign currency translation. Sales in this segment grew 3.2% if the impact of the Non-continuing ES Businesses is factored out, reflecting solid growth in sales to the recreational vehicle, truck cab-tilt and automotive convertible top markets. Foreign currency translation had the impact of reducing the "constant dollar" sales growth in the Engineered Solutions segment by approximately $8.8 million, due to the softness of the Euro against the U.S. Dollar. Excluding both foreign currency translation and the Non-continuing ES Businesses, Engineered Solutions segment sales grew 6.9%.

 Fiscal 1999 Compared to Fiscal 1998

   Total net sales increased by $58.2 million, or 9.1%, from $637.5 million in fiscal 1998 to $695.7 million in fiscal 1999, due to a combination of organic growth and acquisitions. Excluding the Non-continuing Businesses, total adjusted net sales increased by $49.5 million, or 10.8%, from $459.2 million to $508.7 million, also attributable to organic growth and acquisitions.

   Net sales for Tools & Supplies increased by $3.6 million, or 1.2%, from $305.7 million in fiscal 1998 to $309.3 million in fiscal 1999. This increase was the result of both organic growth and acquisitions and was net of a $3.1 million sales decline following the transfer in fiscal 1998 of a small product line to the Electronics Business. The full year impact of the 1998 acquisitions of Del City, Ancor and Nylo-Flex added approximately $9.0 million of net sales in fiscal 1999. Net sales growth was partially offset by Asia-related weakness at Enerpac, which we believe adversely impacted Enerpac sales by $4.3 million; the elimination of over 2,500 SKUs in late fiscal 1998, which also reduced net sales; and the cancellation of a pneumatic tool distribution agreement, which resulted in a $2.0 million decrease in net sales. Excluding the Non-continuing T&S Businesses, and adjusting for the items described above, adjusted Tools & Supplies net sales increased by approximately $8.2 million, or 2.9%.

   Net sales for Engineered Solutions increased by $54.6 million, or 16.5%, from $331.8 million in fiscal 1998 to $386.4 million in fiscal 1999, as a result of acquisitions and organic growth. Excluding net sales from the Non-continuing ES Businesses, adjusted Engineered Solutions net sales increased by $38.7 million, or 21.6%, from $179.5 million to $218.2 million. Approximately $7.0 million of this increase was due to the inclusion of a full year of results for Versa/Tek, which was acquired in the first quarter of fiscal 1998. The balance of the increase resulted from additional product shipments to RV, convertible top and medical markets. Excluding the impact of the Versa/Tek acquisition, and excluding the Non-continuing ES Businesses, adjusted Engineered Solutions net sales increased by $31.7 million, or 17.7%.

Gross Profit

   The Company's adjusted gross profit increased during the periods presented as a result of additional sales volume and the benefits of restructuring. Adjusted gross profit margin also improved as a result of favorable product sales mix and leveraging increased sales (and the corresponding production volumes) over fixed manufacturing and warehousing costs. The favorable product sales mix resulted from (i) the elimination of numerous low-profit margin and unprofitable SKUs in the Tools & Supplies segment as well as low-profit margin product lines from both segments and (ii) the greater mix of sales from higher margin businesses.

   The comparability of gross profit and gross profit margins during fiscal 2000, 1999, and 1998 was impacted by restructuring costs and the benefits derived from such actions. For further information, see "--Debt Realignment." In addition to such restructuring actions, we improved our cost structure and gross profit margins by expanding our World Class Performance program ("WCP program") to substantially all manufacturing and distribution locations. The WCP program was introduced in fiscal 1996 at selected sites, and is focused on achieving operational improvements through a variety of methods. Through this program, we strive to continuously improve our cost structure by reducing production cycle times, scrap and waste, inventory levels, defects, production floor space and product cost. The WCP program also focuses on improving asset utilization, productivity, quality and employee safety. As part of this program, we make use of Kaizen events, lean manufacturing and Kanban methodologies. We believe that the operational improvements attained as a result of the WCP program have been a key factor in our improved gross profit margins since the program was launched.

   The following table sets forth gross profit and gross profit margins for the past three fiscal years:

                                                          Year Ended August
                                                                 31,
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------  ------  ------
                                                            (in millions)
      Gross Profit by Segment:
      Tools & Supplies(1)............................... $122.9  $124.6  $ 98.9
      Less: Non-continuing T&S Businesses...............    5.6     6.1     6.8
                                                         ------  ------  ------
        Adjusted Tools & Supplies(1).................... $117.3  $118.5  $ 92.1
                                                         ======  ======  ======
      Engineered Solutions(1)........................... $119.3  $128.1  $102.0
      Less: Non-continuing ES Businesses................   50.6    63.2    48.9
                                                         ------  ------  ------
        Adjusted Engineered Solutions(1)................ $ 68.7  $ 64.9  $ 53.1
                                                         ======  ======  ======
      Total gross profit(1)............................. $242.2  $252.7  $200.9
      Less: Non-continuing Businesses...................   56.3    69.3    55.7
                                                         ------  ------  ------
          Total adjusted gross profit(1)................ $185.9  $183.4  $145.2
                                                         ======  ======  ======

      Gross Profit Margins by Segment:
      Tools & Supplies(1)...............................   40.5%   40.3%   32.3%
      Adjusted Tools & Supplies(1)......................   40.5    40.8    32.9
      Engineered Solutions(1)...........................   32.4    33.2    30.7
      Adjusted Engineered Solutions(1)..................   30.5    29.7    29.6
      Total gross profit margin(1)......................   36.1    36.3    31.5
      Total adjusted gross profit margin(1).............   36.1    36.0    31.6

--------
(1) Fiscal 1998 reflects $17.7 million of restructuring costs related to consolidating facilities, personnel reductions, eliminating SKUs and the corresponding write-off of excess or obsolete inventory. All but $2.3 million of this amount was recorded in the Tools & Supplies segment. For further information, see Note H--"Merger, Restructuring and Other Non-recurring Items" in Notes to Consolidated Financial Statements, Note 2 to "Selected Consolidated Financial Data" and "--Restructuring and Merger Costs" and "--Debt Realignment."

 Fiscal 2000 Compared to Fiscal 1999

   Total gross profit decreased by $10.5 million, or 4.2%, from $252.7 million in fiscal 1999 to $242.2 million in fiscal 2000. This decrease results from a corresponding reduction in sales volume. Total gross profit margin declined slightly from 36.3% to 36.1% primarily as a result of sales mix associated with the Non-continuing Businesses. Excluding the Non-continuing Businesses, gross profit (adjusted gross profit) increased by $3.0 million from $182.9 million in fiscal 1999 to $185.9 million in fiscal 2000. Total adjusted gross profit margin increased from 36.0% to 36.1%.

   Gross profit for Tools & Supplies decreased by $1.7 million from $124.6 million in fiscal 1999 to $122.9 million in fiscal 2000. This decline results the corresponding sales reduction in the segment, caused by foreign currency and the Non-continuing T&S Businesses, and a slight deterioration of the gross profit margin. Excluding the Non-continuing T&S Businesses, gross profit margins decreased from 40.8% to 40.5% as a result of the modest decline in the Gardner Bender business.

   Engineered Solutions Gross Profit decreased by $8.8 million, or 6.9%, from $128.1 million in fiscal 1999 to $119.3 million in fiscal 2000 as a result of a corresponding decline in sales. The respective gross profit margin decreased from 33.2% to 32.4%. Excluding the Non-continuing ES Businesses, adjusted Engineered Solutions gross profit increased by $3.8 million from $64.9 million in fiscal 1999 to $68.7 million in fiscal 2000, and gross profit margin increased from 29.7% to 30.5%. These improvements reflect additional sales volume and the benefits of restructuring actions, including the full year impact of closing our former Pewaukee, Wisconsin plant and outsourcing certain machining and other manufacturing from our plant in Mexico to third party providers.

 Fiscal 1999 Compared to Fiscal 1998

   Total gross profit increased by $51.8 million from $200.9 million in fiscal 1998 to $252.7 million in fiscal 1999. Total gross profit margin increased from 31.5% to 36.3%. Fiscal 1998 total gross profit included $17.7 million of restructuring costs. In addition to the restructuring in fiscal 1998, gross profit increased in fiscal 1999 as a result of substantial cost savings from the restructuring actions and the gross profit dollars generated on the net sales growth in fiscal 1999. Excluding the Non-continuing Businesses and the 1998 restructuring charge, total adjusted gross profit margin increased from 35.5% to 36.0%, due primarily to cost savings resulting from restructuring initiatives.

   Gross profit for Tools & Supplies increased by $25.7 million from $98.9 million in fiscal 1998 to $124.6 million in fiscal 1999. Tools & Supplies gross profit margin increased from 32.3% to 40.3%. These increases resulted from $15.4 million of restructuring charges attributable to Tools & Supplies recorded in fiscal 1998. Excluding the restructuring charges, Tools & Supplies gross profit margin increased from 37.4% to 40.3%. This improvement was due to emphasis on more profitable product lines through the reduction of certain SKUs as well as significant savings from restructuring initiatives. Within the Gardner Bender business, profitability improved as a result of the savings associated with (a) the closure of five small Del City warehouses early in the first half of fiscal 1998, (b) the closure of the Jetline plant in North Carolina in mid-1998, (c) the benefit of eliminating low-profit margin and unprofitable SKUs from the product line, (d) the introduction of new, higher profit margin products in the GB Instruments product line, (e) improvements in packaging operations and (f) product cost savings resulting from new supply sources and contracts. Enerpac profitability improved as a result of (a) the elimination of the approximately $1.0 million of gross profit loss incurred in the prior year from an unprofitable distribution contract, (b) the closure of the Designed Fluid Air Systems operation, (c) the elimination of low-profit margin and unprofitable products through the SKU reduction program and (d) improved manufacturing efficiencies resulting from its WCP Program.

   Gross profit for Engineered Solutions increased by $26.1 million from $102.0 million in fiscal 1998 to $128.1 million in fiscal 1999. Engineered Solutions gross profit margin increased from 30.7% to 33.2%. Excluding $2.3 million of restructuring charges attributable to Engineered Solutions recorded in fiscal 1998, Engineered Solutions gross profit margin increased from 31.4% to 33.2% as a result of restructuring benefits and the impact of leveraging incremental sales over fixed manufacturing infrastructure costs. Excluding the Non-continuing ES Businesses, adjusted Engineered Solutions gross profit increased by $11.7 million due primarily to net sales growth in fiscal 1999 and the restructuring charge in the prior year. Excluding this restructuring charge, adjusted Engineered Solutions gross profit margin decreased from 30.9% to 29.7%, reflecting an unfavorable shift in product mix.

Operating Expenses

   The following table sets forth operating expenses for the past three fiscal years:

                                                           Year Ended August
                                                                  31,
                                                          ---------------------
                                                           2000    1999   1998
                                                          ------  ------ ------
                                                             (in millions)
      Operating Expenses:
      Engineering, selling and administrative expenses... $134.0  $136.7 $153.9
      Contract termination costs (recovery)(1)...........   (1.4)    7.8    --
      Corporate reorganization expenses(2)...............   12.4     --     --
      Restructuring charges(3)...........................    --      --    11.4
      Merger related expenses(3).........................    --      --     9.3
      Provision for loss on sale of subsidiary and
       disposition of product lines(3)...................    5.4     --     4.5
                                                          ------  ------ ------
          Total operating expenses....................... $150.4  $144.5 $179.0
                                                          ======  ====== ======

--------
(1) Operating expenses in fiscal 1999 include a $7.8 million charge relating to the cancellation of a contract. In fiscal 2000, we recorded a $1.4 million gain when we recovered costs in excess of what we anticipated when the loss was initially recorded. See Note H--"Merger, Restructuring and Other Non-recurring Items" in Notes to Consolidated Financial Statements.
(2) Operating expense for fiscal 2000 include $12.4 million of expenses for investment banking, legal, accounting and other fees associated with the Distribution. See Note H--"Merger, Restructuring and Other Non-recurring Items" in Notes to Consolidated Financial Statements.
(3) Operating results for fiscal 1998 include merger related expenses, restructuring charges and a provision for the loss on the sale of a subsidiary. Results for fiscal 2000 also include a $5.4 million provision for losses on disposition of product lines. For further information, see Note H--"Merger, Restructuring and Other Non-recurring Items" in Notes to Consolidated Financial Statements.

   Operating expenses for items other than engineering, selling and administrative expenses ("SAE expenses"), including certain of the restructuring and non-recurring costs, have been recorded at the corporate level and are not allocated to the business segments. The following table summarizes our SAE expenses for the past three fiscal years:

 SAE Expenses

   Our strategy is to continuously improve operating profitability through employment of our WCP Program and cost reduction programs. Since fiscal 1998, we have consistently improved operating margins. Combined segment SAE expenses, as a percent of net sales, have decreased from 21.4% in fiscal 1998 to 17.3% in fiscal 2000. For our continuing businesses, our SAE expenses, as a percent of net sales, have shown a similar reduction.

                                                            Year Ended August
                                                                   31,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
                                                              (in millions)
      SAE Expenses by Segment:
      Tools & Supplies.................................... $ 66.4 $ 69.1 $ 79.6
      Less: Non-continuing T&S Businesses.................    3.8    4.5    7.7
                                                           ------ ------ ------
        Adjusted Tools & Supplies......................... $ 62.6 $ 64.6 $ 71.9
                                                           ====== ====== ======
      Engineered Solutions................................ $ 50.0 $ 55.5 $ 56.8
      Less: Non-continuing ES Businesses..................   31.7   32.7   35.2
                                                           ------ ------ ------
        Adjusted Engineered Solutions..................... $ 18.3 $ 22.8 $ 21.6
                                                           ====== ====== ======
      Combined segment SAE expenses....................... $116.4 $124.6 $136.4
      General corporate expenses..........................   17.6   12.1   17.5
                                                           ------ ------ ------
      Total SAE expenses..................................  134.0  136.7  153.9
      Less: Non-continuing Businesses.....................   35.4   37.2   42.9
                                                           ------ ------ ------
          Total adjusted SAE expenses..................... $ 98.6 $ 99.5 $111.0
                                                           ====== ====== ======

 General Corporate Expenses

   All of the general corporate expenses incurred by Applied Power Inc. (including the historical general corporate expenses of ZERO prior to its merger into Applied Power in fiscal 1998) are included in SAE Expenses. No portion of such expenses has been allocated to the Electronics Business financial results, which are included in discontinued operations in the Consolidated Financial Statements. Management does not believe this level of expenses is reflective of those required to support Actuant had it been operating independently for the fiscal periods presented. The Company anticipates that its general corporate expenses in fiscal 2001 will be approximately $5.0 million.

 Fiscal 2000 Compared to Fiscal 1999

   Total SAE expenses decreased by $2.7 million, from $136.7 million in fiscal 1999 to $134.0 million in fiscal 2000. Excluding the Non-continuing Businesses, adjusted SAE expenses decreased by $0.9 million, or 0.9% from $99.5 million in fiscal 1999 to $98.6 million in fiscal 2000. The reported SAE expenses for both 1999 and 2000 include general corporate expenses well in excess of the approximate $5.0 million the Company anticipates spending in fiscal 2001.

   SAE expenses for Tools & Supplies decreased by $2.7 million, from $69.1 million in fiscal 1999 to $66.4 million in fiscal 2000. This improvement reflects the continuing benefits of earlier restructuring initiatives, including the combination of Enerpac's and Gardner Bender's Wisconsin-based and Canadian-based sales and administrative offices. Excluding the Non-continuing T&S Businesses, Tools & Supplies adjusted SAE expenses decreased by $2.0 million from $64.6 million in fiscal 1999 to $62.6 million in fiscal 2000. Tools & Supplies adjusted SAE expenses as a percentage of sales, declined from 22.2% in fiscal 1999 to 21.6%.in fiscal 2000.

   SAE expenses for Engineered Solutions decreased by $5.5 million, from $55.5 million in fiscal 1999 to $50.0 million in fiscal 2000. Excluding the Non-continuing ES Businesses, adjusted SAE expenses for Engineered Solutions decreased by $4.5 million, from $22.8 million in fiscal 1999 to $18.3 million in fiscal 2000. This was due primarily to the benefits obtained from cost reduction initiatives, including significant headcount reductions at our domestic automotive unit. Engineered Solutions adjusted SAE expenses as a percentage of sales, declined from 10.5% in fiscal 1999 to 8.1% in fiscal 2000.

 Fiscal 1999 Compared to Fiscal 1998

   Total SAE expenses in fiscal 1999 decreased by $17.2 million, or 11.2%, from $153.9 million in fiscal 1998 to $136.7 million in fiscal 1999. This reduction was due to the inclusion of $18.2 million of restructuring charges in fiscal 1998, as well as cost savings realized as a result of such restructuring. Incremental SAE expenses resulting from the full-year impact of 1998 acquisitions totaled $3.1 million. Excluding the Non-continuing Businesses, adjusted total SAE expenses declined by $11.5 million, or 10.4%, from $111.0 million to $99.5 million.

   SAE expenses for Tools & Supplies declined by $10.5 million, or 13.2%, from $79.6 million in fiscal 1998 to $69.1 million in fiscal 1999. This reduction reflects $9.6 million of restructuring and other non-recurring costs reported in fiscal 1998. Further, SAE expenses declined due to the success of the restructuring initiatives undertaken in fiscal 1998, including the consolidation of (a) European sales office support functions, (b) CalTerm and Vision sales functions, and (c) the San Diego administration functions into Tools & Supplies' headquarters in Milwaukee. In addition, we realized cost savings from combining Enerpac and Gardner Bender support functions into a single location in early fiscal 1999. Partially offsetting these savings were incremental SAE expenses of $1.0 million reflecting full-year impact of acquisitions completed in the prior year.

   SAE expenses for Engineered Solutions decreased by $1.3 million, or 2.3%, from $56.8 million in fiscal 1998 to $55.5 million in fiscal 1999. This reduction primarily resulted from the inclusion of restructuring costs of $4.3 million in fiscal 1998 SAE expenses. Partially offsetting this was an incremental $2.1 million of SAE expenses resulting from the full-year impact of the Versa/Tek acquisition.

Amortization of Intangible Assets

   The following table sets forth amortization of intangible assets ("amortization expense") for the past three fiscal years:

                                                                  Year Ended
                                                                  August 31,
                                                                ---------------
                                                                2000 1999 1998
                                                                ---- ---- -----
                                                                 (in millions)
      Amortization Expense by Segment:
      Tools & Supplies......................................... $3.6 $3.9 $ 5.5
      Less: Non-continuing T&S Businesses......................  0.1  0.2   0.2
                                                                ---- ---- -----
        Adjusted Tools & Supplies.............................. $3.5 $3.7 $ 5.3
                                                                ==== ==== =====
      Engineered Solutions..................................... $3.9 $4.8 $ 7.1
      Less: Non-continuing ES Businesses.......................  1.3  2.5   1.5
                                                                ---- ---- -----
        Adjusted Engineered Solutions.......................... $2.6 $2.3 $ 5.6
                                                                ==== ==== =====
      Total combined segment amortization expense.............. $7.5 $8.7 $12.6
      Less: Non-continuing Businesses..........................  1.4  2.7   1.7
                                                                ---- ---- -----
          Total adjusted amortization expense.................. $6.1 $6.0 $10.9
                                                                ==== ==== =====

   Total amortization expense of $7.5 million for fiscal 2000 was lower than the $8.7 million recorded in the prior year, reflecting the divestiture of the Barry Controls and Air Cargo Equipment business units in fiscal 2000. Excluding the Non-continuing Businesses, amortization expense in fiscal years 1999 and 2000 were similar. Fiscal 1999 amortization expense was lower than fiscal 1998 because the fiscal 1998 amount includes a non-recurring $5.1 million write-off of goodwill. For further information, see Note H--"Merger, Restructuring and Non-recurring Items" in Notes to Consolidated Financial Statements.

Net Financing Costs

   Excluding the $6.6 million interest rate swap gain recorded in fiscal 2000, net financing costs increased over all periods presented. This increase primarily is due to our increasing levels of indebtedness. The increase in indebtedness results primarily from the acquisitions of business units for the Electronics Business during the last three years with some small Industrial Business acquisitions. See Note D--"Merger, Acquisitions and Divestitures" in Notes to Consolidated Financial Statements for a description of acquisition activity.

   Our capitalization has changed as a result of the Distribution, and our historical financing costs are not representative of what should be expected in the future. We expect our financing costs to be higher than what has historically been incurred as a result of higher interest rates on our debt and higher levels of indebtedness. See "--Debt Realignment" and Consolidated Financial Statements. Pro Forma net financing costs for fiscal 2000, assuming the Distribution had taken place on the first day of the fiscal year, were approximately $54.5 million. The Company expects to reduce its net financing costs in fiscal 2001 and subsequent years as it reduces its outstanding debt. See "--Debt Realignment" and Note I--"Debt" in Notes to Consolidated Financial Statements for more information about the Company's debt structure.

Income Tax Expense

   Our income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the federal statutory rate, our ability to utilize various tax credits, the amount of non-deductible expenses and other items. For example, our effective tax rate in fiscal 1998 was higher than 1999 as a result of a high level of non-deductible expenses and goodwill amortization and a relatively low level of pre-tax earnings. The Company expects its effective tax rate in fiscal 2001 to be approximately 41.0%, similar to that recorded in fiscal 2000. For more information regarding the variations in our effective tax rates for the periods presented, see the effective tax rate reconciliation table in Note M--"Income Taxes" in Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

   The Company generated cash from operating activities of continuing operations in fiscal 2000, 1999 and 1998 of $71.4 million, $30.9 million, and $61.3 million, respectively, through a combination of earnings and changes in operating assets and liabilities. Cash from operating activities in fiscal 1999 was lower than the prior year as a result of an increase in inventory and cash used in restructuring activities. Cash from operating activities includes the net operating cash flow of the Non-continuing Businesses. See the Consolidated Statements of Cash Flows in the Consolidated Financial Statements for additional information regarding our operating cash flow.

   During each of the last three fiscal years, we used the majority of our net cash generated from both continuing and discontinued operations, along with proceeds from borrowings, to acquire businesses. The majority of the acquisitions were for businesses included in the Electronics Business. The investing and financing activities of Applied Power for the last three fiscal years were primarily driven by the Electronics Business' expansion strategy. We do not intend to use a significant amount of cash for acquisitions in the near term. Because of our leverage following the Distribution, we anticipate initially using a large portion of our cash flow from operations to reduce indebtedness.

   Following the Distribution, in the one month of operations, we reduced indebtedness by approximately $18.0 million through the combination of working capital management, earnings, and the proceeds from the divestiture of our Norelem business.

   As of August 31, 2000, we had no borrowings under our $100.0 million revolving credit line (the "Revolver") of our Senior Credit Agreement (as defined below), and had availability under this line of approximately $69.7 million. We believe that based on current financial performance and forecasted results, cash flow from operations, together with the credit availability under the Revolver, will be adequate for the foreseeable future to make required principal and interest payments on the Company's indebtedness, and to fund anticipated capital expenditures and working capital requirements.

Debt Realignment

   We realigned our debt concurrent with the Distribution. We retired our existing credit facilities and lines, accounts receivable financing facility and all of the then outstanding Senior Subordinated Notes as part of this debt realignment with proceeds from new borrowings, proceeds from the sale of both Barry Controls and Air Cargo Equipment Corporation prior to the Distribution, and payments from APW Ltd. in connection with the Distribution. New borrowings consist of those under a senior secured credit agreement (the "Senior Credit Agreement") and new Senior Subordinated Notes ("the 13% Notes"). Concurrent with the Distribution, we borrowed approximately $252.6 million under the Senior Credit Agreement and $197.4 million from the issuance of the 13% Notes.

   For further information about the Senior Credit Agreement and the 13% Notes, see Note I--"Debt" in Notes to Consolidated Financial Statements.

Seasonality and Working Capital

   The Company has historically met its working capital needs and capital expenditure requirements through a combination of operating cash flow and availability under revolving credit facilities. Although there are modest seasonal factors within certain of our businesses, on a consolidated basis, we do not experience material changes in seasonal working capital or capital resource requirements.

   Our receivables are derived from a diverse customer base that operates in a number of industries. The largest single customer generated approximately 4.7% of fiscal 2000 net sales. As described in Note E--"Accounts Receivable Financing" in Notes to Consolidated Financial Statements, we have historically sold trade accounts receivables to a subsidiary that sold participation interests in such receivables to financial institutions. Such

"sold" receivables were excluded from the consolidated balance sheets. We did not enter into a similar accounts receivable financing arrangement after the Distribution. As a result, our trade accounts receivable balance has increased at August 31, 2000 relative to what has historically been reported.

Capital Expenditures

   The majority of our manufacturing operations consist of the assembly of components that are sourced from a variety of vendors. We believe that our capital expenditure requirements are not as extensive as many other industrial companies given the assembly nature of our operations. Historical capital expenditures were as follows:

                                                              Year Ended August
                                                                     31,
                                                              -----------------
                                                              2000  1999  1998
                                                              ----- ----- -----
                                                                (in millions)
      Total capital expenditures............................. $11.4 $22.9 $25.2
      Less: Non-continuing Businesses........................   2.8   9.2   9.8
                                                              ----- ----- -----
      Adjusted capital expenditures.......................... $ 8.6 $13.7 $15.4
                                                              ===== ===== =====

   Capital expenditures have historically been funded by operating cash flows, and are anticipated to continue to be so in the future. For each of the past three fiscal years, capital expenditures were invested primarily in machinery and equipment, replacements, upgrades and computer systems. There are no significant capital programs planned in the near future that would require expenditures in excess of the recent historical capital expenditure levels.

Dividends

   The Senior Credit Agreement contains restrictions as to the payment of dividends. Accordingly, we do not plan to pay a dividend in the near future; instead we plan to use cash flow from operations to reduce debt.

Raw Material Costs and Inflation

   No meaningful measures of inflation are available because we have significant operations in countries with diverse rates of inflation and currency rate movements. However, we believe that the rate of inflation in recent years has been relatively low and has not had a significant effect on our results of operations. We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations.

New Accounting Pronouncements

   In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The statement replaces SFAS No. 125 and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." The statement also revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. Nevertheless, it continues most of SFAS No. 125's provisions without reconsideration. The statement will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 is not expected to have a significant effect on Actuant.

   In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured. The Company expects that SAB 101 will not have a material effect on its financial statements.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires all derivative instruments to be recorded in the balance sheet at fair value. The change in fair value of a derivative is required to be recorded each period in net earnings and other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. The statement, as amended by SFAS No. 137 and No. 138, will be effective for the Company's fiscal 2001 first quarter financial statements and restatement of prior years will not be permitted. Given its current derivative and hedging activities, the pronouncement is not expected to have a material effect on the Company's financial position or results of operations.

European Economic Monetary Union

   On January 1, 1999, eleven European Union countries (including a number of the countries where Actuant locations operate) adopted the Euro as their common currency, resulting in fixed conversion rates between their existing currencies ("legacy currencies") and the Euro. The Euro presently trades on currency exchanges and is available for non-cash transactions. Following the introduction of the Euro, the legacy currencies remain legal tender in the participating countries during the transition through January 1, 2002. Beginning on January 1, 2002, the European Central Bank will issue euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the participating countries will withdraw all legacy bills and currencies and use the Euro as their legal currency.

   Some of our operating units located in Europe, which are affected by the Euro conversion, intend to maintain their books in their respective legacy currency through a portion of the three-year introductory period. At this time, we do not expect the consequences of the ongoing Euro conversion to have any material adverse effects on its operations, business or financial condition.

Risk Factors That May Affect Future Results

   Certain statements in this Form 10-K, as well as statements in other Company communications, which are not historical facts, are forward-looking statements that involve risks and uncertainties. The terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, trucking, automotive, industrial production, and construction industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive pricing, foreign currency risk, interest rate risk, the Company's ability to access capital markets, the high debt leverage of the Company which results in less financial flexibility in terms of debt covenants and debt availability, and other factors that may be referred to in the Company's reports filed with the Securities and Exchange Commission from time to time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to market risk from changes in foreign exchange and interest rates and, to a lesser extent, commodities. To reduce such risks, we selectively use financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures established by our board of directors, which strictly prohibit the use of financial instruments for trading purposes.

   A discussion of our accounting policies for derivative financial instruments is included in Note A--"Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements, and further disclosure relating to financial instruments is included in Note I--"Debt."

   Currency Risk: We have significant international operations. In most instances, our products are produced at manufacturing facilities located near the customer. As a result, significant volumes of finished goods are manufactured in countries for sale into those markets. For goods purchased from our other affiliates, we denominate the transaction in the functional currency of the producing operation.

   We have adopted the following guidelines to manage our foreign exchange exposures:

      (i) increase the predictability of costs associated with goods whose purchase price is not denominated in the functional currency of the buyer;

       (ii) minimize the cost of hedging through the use of naturally offsetting positions (borrowing in local currency), netting, pooling; and

     (iii) where possible, sell product in the functional currency of the producing operation.

   Our identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. We identify naturally occurring offsetting positions and then purchases hedging instruments to protect anticipated exposures. Our net financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.

   Interest Rate Risk: Given our leverage, we are exposed to interest rate risk from changes in interest rates. We have periodically utilized interest rate swap agreements historically to manage overall financing costs and interest rate risk. We had no such agreements in place either at August 31, 2000 or through the date of this filing. Our Senior Credit Agreement stipulates that the lower of 50% of our total debt or $200.0 million be fixed interest rate obligations. We are in compliance with this requirement.

Item 8. Financial Statements and Supplementary Data

   Quarterly financial data for fiscal 2000 and fiscal 1999 is as follows:

                                             Year Ended August 31, 2000
                                         ------------------------------------
                                         First(1) Second(2) Third(3) Fourth(4)
                                         -------- --------  -------  --------
                                           (In millions, except per share
                                                      amounts)
Net sales...............................  $173.0   $184.1   $178.5    $136.0
Gross profit............................    62.1     65.7     66.0      48.4
Earnings from continuing operations.....    11.0     11.9     12.0      (6.9)
Earnings (Loss) from discontinued
 operations.............................    12.7      8.6     12.9     (33.6)
Extraordinary loss on early
 extinguishment of debt, net of tax.....     --       --       --      (14.7)
Extraordinary gain (loss) on sale of
 subsidiaries, net of tax...............     --       --     (12.2)     65.4
                                          ------   ------   ------    ------
Net earnings............................  $ 23.7   $ 20.5   $ 12.8    $ 10.1
                                          ======   ======   ======    ======
Earnings from continuing operations per
 share(5):
  Basic.................................  $ 0.28   $ 0.30   $ 0.31    $(0.18)
  Diluted...............................  $ 0.27   $ 0.29   $ 0.30    $(0.17)
Earnings from discontinued operations
 per share(5):
  Basic.................................  $ 0.33   $ 0.22   $ 0.33    $(0.86)
  Diluted...............................  $ 0.32   $ 0.21   $ 0.32    $(0.82)
Extraordinary loss on early
 extinguishment of debt per share(5):
  Basic.................................  $  --    $  --    $  --     $(0.37)
  Diluted...............................  $  --    $  --    $  --     $(0.36)
Extraordinary gain (loss) on sale of
 subsidiaries per share(5):
  Basic.................................  $  --    $  --    $(0.31)   $ 1.67
  Diluted...............................  $  --    $  --    $(0.30)   $ 1.60
Net earnings per share(5):
  Basic.................................  $ 0.61   $ 0.52   $ 0.33    $ 0.26
  Diluted...............................  $ 0.59   $ 0.51   $ 0.32    $ 0.25

                                             Year Ended August 31, 1999
                                         ------------------------------------
                                         First(6)  Second    Third    Fourth
                                         -------- --------  -------  --------
                                           (In millions, except per share
                                                      amounts)
Net sales...............................  $172.5   $171.9   $180.0    $171.3
Gross profit............................    61.6     62.5     66.2      62.4
Earnings from continuing operations.....     3.4     11.0     10.1      10.1
Earnings from discontinued operations...    13.0      8.3     10.4      13.1
                                          ------   ------   ------    ------
Net earnings............................  $ 16.4   $ 19.3   $ 20.5    $ 23.2
                                          ======   ======   ======    ======
Earnings from continuing operations per
 share(5):
  Basic.................................  $ 0.09   $ 0.28   $ 0.26    $ 0.26
  Diluted...............................  $ 0.08   $ 0.27   $ 0.25    $ 0.26
Earnings from discontinued operations
 per share(5):
  Basic.................................  $ 0.33   $ 0.22   $ 0.27    $ 0.33
  Diluted...............................  $ 0.33   $ 0.21   $ 0.26    $ 0.32
Net earnings per share(5):
  Basic.................................  $ 0.42   $ 0.50   $ 0.53    $ 0.59
  Diluted...............................  $ 0.41   $ 0.48   $ 0.51    $ 0.58

--------
(1) Includes a $1.4 million ($0.9 million, net of tax) recovery of costs related to the contract recorded in the first quarter of fiscal 1999, or $0.02 per diluted share.
(2) Includes a charge of $3.5 million ($2.2 million, net of tax benefit) for fees and expenses associated with the Distribution, or $0.05 per diluted share.
(3) Includes a charge of $1.0 million ($0.6 million, net of tax benefit) for fees and expenses associated with the Distribution, or $0.01 per diluted share.
(4) Includes a charge of $7.9 million (or $4.7 million, net of tax benefit) for fees and expenses associated with the Distribution, or $0.11 per diluted share. Additionally, includes a $5.4 million provision (or $3.2 million, after tax) for the loss on disposition of product lines, or $0.08 per diluted share.
(5) Quarterly per share amounts may not add to total year due to the use of weighted-average quarterly shares outstanding in calculations above.
(6) Includes a $7.8 million loss ($4.7 million, net of tax benefit) as a result of a contract termination, or $0.12 per diluted share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference from the "Election of Directors" and "Other Information -- Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on January 9, 2001 (the "2001 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof.

Item 11. Executive Compensation

   The information required by this item is incorporated by reference from the "Election of Directors," "Board Meetings, Committees and Director
Compensation" and the "Executive Compensation" sections (other than the subsections thereof entitled "Report of the Compensation Committee of the board of directors on Executive Compensation" and "Performance Graph") of the 2001 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference from the "Certain Beneficial Owners" and "Election of Directors" sections of the 2001 Annual Meeting Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference from the "Executive Compensation" and "Certain Relationships and Related Transactions" sections of the 2001 Annual Meeting Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Documents filed as part of this report:

     1. Consolidated Financial Statements

       See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 32, the Report of Independent Accountants on page 33 and the Consolidated Financial Statements on pages 34 to 68, all of which are incorporated herein by reference.

     2. Financial Statement Schedules

       See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 32, the Report of Independent Accountants on Financial Statement Schedule on page 69 and the Financial Statement Schedule on page 70, all of which are incorporated herein by reference.

     3. Exhibits

       See "Index to Exhibits" on pages 72 to 75, which is incorporated herein by reference.

   (b) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the last quarter of fiscal 2000:

       On June 8, 2000, the Company filed a Current Report on Form 8-K under Item 5. This filing reported sales results for its fiscal third quarter and other financial information in preparation of a research analyst meeting hosted by the Company.

       On July 5, 2000, the Company filed a Current Report on Form 8-K under Items 5 and 7. This filing reported the pro forma financial statements relating to the divestiture of Barry Wright Corporation.

       On July 7, 2000, the Company filed a Current Report on Form 8-K under Items 5 and 7. This filing reported pro forma financial statements disclosing the pro forma effect of the Distribution and the proposed Actuant $200.0 million Senior Subordinated Notes offering on the results of operations and financial position of the Company.

       On July 21, 2000, the Company filed a Current Report on Form 8-K under Items 5 and 7 for APW Ltd's Adoption of the Shareholder Rights Plan.

       On July 28, 2000, the Company filed a Current Report on Form 8-K under Item 5. This filing reported pro forma data disclosing the pro forma effects of (1) the spin-off of the Electronics Business (2) the completed divestitures of Air Cargo Equipment Corporation and Barry Wright Corporation and (3) the internal restructuring necessary to accomplish the spin-off.

       On August 14, 2000, the Company filed a Current Report on Form 8-K reporting under Items 2 and 7. This filing reported pro forma information and financial statements relating to (1) the distribution of all issued and outstanding shares of APW Ltd to its shareholders of record, (2) the completion of Applied Power Inc's tender offer and repurchase of its subordinated notes outstanding pursuant to the tender offer and (3) the new credit facility entered into by the Company in connection with its spin-off and the resignation of officers.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                          Page
                                                                          ----
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants........................................    33

Consolidated Statements of Earnings For the years ended August 31, 2000,
 1999 and 1998...........................................................    34

Consolidated Balance Sheets As of August 31, 2000 and 1999...............    35

Consolidated Statements of Shareholders' Equity and Comprehensive Income
 For the years ended August 31, 2000, 1999 and 1998......................    36

Consolidated Statements of Cash Flows For the years ended August 31,
 2000, 1999 and 1998.....................................................    37

Notes to Consolidated Financial Statements............................... 38-68

INDEX TO FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants on Financial Statement Schedule........    69

Schedule II--Valuation and Qualifying Accounts...........................    70

All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Applied Power Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Applied Power Inc. and its subsidiaries at August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
September 27, 2000

                 APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)

                                                      Year Ended August 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  -------- --------
Net sales.........................................  $671,642  $695,704 $637,479
Cost of products sold.............................   429,476   443,020  436,594
                                                    --------  -------- --------
  Gross profit....................................   242,166   252,684  200,885
Engineering, selling and administrative expenses..   134,037   136,671  153,892
Amortization of intangible assets.................     7,530     8,748   12,582
Contract termination costs (recovery).............    (1,446)    7,824      --
Corporate reorganization expenses.................    12,388       --       --
Restructuring charges and merger related expenses.       --        --    20,643
Provision for loss on sale of subsidiary and
 product lines....................................     5,391       --     4,500
                                                    --------  -------- --------
  Operating earnings..............................    84,266    99,441    9,268
Other expense (income):
  Net financing costs.............................    37,670    41,181   12,535
  Gain on life insurance policy...................       --        --    (1,709)
  Gain on sale of building........................       --        --    (9,815)
  Other (income) expense--net.....................      (937)      850     (872)
                                                    --------  -------- --------
Earnings from continuing operations before income
 tax expense......................................    47,533    57,410    9,129
Income tax expense................................    19,488    22,830    9,076
                                                    --------  -------- --------
Earnings from continuing operations...............    28,045    34,580       53
Discontinued operations, net of income taxes (Note
 B)...............................................       585    44,817   26,634
                                                    --------  -------- --------
Earnings before extraordinary items...............    28,630    79,397   26,687
Extraordinary gain (loss), net of income taxes
 (Note C):
  Early extinguishment of debt....................   (14,708)      --       --
  Sale of subsidiaries............................    53,167       --       --
                                                    --------  -------- --------
Net earnings......................................  $ 67,089  $ 79,397 $ 26,687
                                                    ========  ======== ========
Basic earnings per share:
  Continuing operations...........................  $   0.72  $   0.89 $   0.00
  Discontinued operations.........................      0.01      1.15     0.70
  Extraordinary loss--early extinguishment of
   debt...........................................     (0.38)      --       --
  Extraordinary gain--sale of subsidiaries........      1.36       --       --
                                                    --------  -------- --------
    Total.........................................  $   1.72  $   2.04 $   0.70
                                                    ========  ======== ========
Diluted earnings per share:
  Continuing operations...........................  $   0.70  $   0.86 $   0.00
  Discontinued operations.........................      0.01      1.12     0.66
  Extraordinary loss--early extinguishment of
   debt...........................................     (0.36)      --       --
  Extraordinary gain--sale of subsidiaries........      1.32       --       --
                                                    --------  -------- --------
    Total.........................................  $   1.66  $   1.98 $   0.66
                                                    ========  ======== ========
Weighted average common shares outstanding:
  Basic...........................................    39,109    38,825   38,380
                                                    ========  ======== ========
  Diluted.........................................    40,311    40,200   40,174
                                                    ========  ======== ========

   The accompanying notes are an integral part of these financial statements.

                 APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                               August 31,
                                                          ---------------------
                                                            2000        1999
                                                          ---------  ----------
                         ASSETS
                         ------
Current Assets
  Cash and cash equivalents.............................  $   9,896  $    7,256
  Accounts receivable, net of allowances of $3,809 and
   $4,070, respectively.................................     83,553      63,502
  Net inventories.......................................     67,599     100,724
  Deferred income taxes.................................      4,542       7,564
  Receivable from APW Ltd...............................     32,894         --
  Prepaid expenses......................................      5,230       8,769
                                                          ---------  ----------
    Total Current Assets................................    203,714     187,815
Property, Plant and Equipment
  Property..............................................      1,563       1,826
  Plant.................................................     19,304      48,916
  Machinery and equipment...............................    108,872     140,977
                                                          ---------  ----------
  Gross property, plant and equipment...................    129,739     191,719
  Less: Accumulated depreciation........................    (80,571)   (112,721)
                                                          ---------  ----------
Net Property, Plant and Equipment.......................     49,168      78,998
Net assets of discontinued business segment.............        --      598,458
Goodwill, net of accumulated amortization of $18,705 and
 $32,392, respectively..................................    116,348     158,448
Other intangibles, net of accumulated amortization of
 $17,843 and $18,049, respectively......................     21,040      30,987
Other long-term assets..................................     26,711       5,166
                                                          ---------  ----------
    Total Assets........................................  $ 416,981  $1,059,872
                                                          =========  ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current Liabilities
  Short-term borrowings.................................  $   1,259  $      230
  Trade accounts payable................................     43,455      52,361
  Accrued compensation and benefits.....................     16,365      20,340
  Income taxes payable..................................     39,852         --
  Other current liabilities.............................     25,312      23,591
                                                          ---------  ----------
    Total Current Liabilities...........................    126,243      96,522
Long-term Debt..........................................    431,215     521,016
Deferred Income Taxes...................................      4,486       7,720
Other Deferred Liabilities..............................     17,992      16,785
Shareholders' Equity
  Class A common stock, $0.20 par value per share,
   authorized 80,000,000 shares, issued and outstanding
   39,614,551 and 38,978,340 shares, respectively.......      7,923       7,796
  Additional paid-in capital............................   (632,050)     12,388
  Retained earnings.....................................    478,163     412,863
  Accumulated other comprehensive income (loss).........    (16,991)    (15,218)
                                                          ---------  ----------
    Total Shareholders' Equity..........................   (162,955)    417,829
                                                          ---------  ----------
    Total Liabilities and Shareholders' Equity..........  $ 416,981  $1,059,872
                                                          =========  ==========

   The accompanying notes are an integral part of these financial statements.

                 APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)

                         Class                         Accumulated
                           A    Additional                Other         Total
                         Common  Paid-in    Retained  Comprehensive Shareholders'
                         Stock   Capital    Earnings  Income (Loss)    Equity
                         ------ ----------  --------  ------------- -------------
Balance at September 1,
 1997................... $2,927 $   1,595   $304,526    $ (3,687)     $ 305,361
  Net earnings..........    --        --      26,687         --          26,687
  Currency translation
   adjustments..........    --        --         --       (3,744)        (3,744)
                                                                      ---------
    Total comprehensive
     income.............                                                 22,943
                                                                      ---------
  Cash dividends........    --        --      (2,564)        --          (2,564)
  Stock option
   exercises............     72     7,686        --          --           7,758
  Tax benefit of stock
   option exercises.....    --        929        --          --             929
  2-for-1 common stock
   split................  2,778    (2,778)       --          --             --
  Effect of ZERO
   excluded period (Note
   A)...................  1,948    (1,615)     7,156         (34)         7,455
                         ------ ---------   --------    --------      ---------
Balance at August 31,
 1998...................  7,725     5,817    335,805      (7,465)       341,882
  Net earnings..........    --        --      79,397         --          79,397
  Currency translation
   adjustments..........    --        --         --       (7,753)        (7,753)
                                                                      ---------
    Total comprehensive
     income.............                                                 71,644
                                                                      ---------
  Cash dividends........    --        --      (2,339)        --          (2,339)
  Stock option
   exercises............     71     4,641        --          --           4,712
  Tax benefit of stock
   option exercises.....    --      1,930        --          --           1,930
                         ------ ---------   --------    --------      ---------
Balance at August 31,
 1999...................  7,796    12,388    412,863     (15,218)       417,829
  Net earnings..........    --        --      67,089         --          67,089
  Currency translation
   adjustments, net of
   amounts transferred
   to APW Ltd...........    --        --         --       (1,773)        (1,773)
                                                                      ---------
    Total comprehensive
     income.............                                                 65,316
                                                                      ---------
  Distribution of APW
   Ltd..................    --   (650,493)       --          --        (650,493)
  Cash dividends........    --        --      (1,789)        --          (1,789)
  Stock option
   exercises............    127     3,711        --          --           3,838
  Tax benefit of stock
   option exercises.....    --      2,344        --          --           2,344
                         ------ ---------   --------    --------      ---------
Balance at August 31,
 2000................... $7,923 $(632,050)  $478,163    $(16,991)     $(162,955)
                         ====== =========   ========    ========      =========


   The accompanying notes are an integral part of these financial statements.

                 APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended August 31,
                                                ------------------------------
                                                  2000      1999       1998
                                                --------  ---------  ---------
Operating activities
  Earnings from continuing operations.......... $ 66,504  $  34,580  $      53
  Adjustments to reconcile earnings from
   continuing operations to cash provided by
   operating activities of continuing
   operations:
    Depreciation and amortization..............   22,550     26,056     24,563
    Gain from sale of assets...................      --        (323)    (9,899)
    Net extraordinary gain on sales of
     subsidiaries..............................  (51,467)       --         --
    Provision for deferred income taxes........      324      1,804     (4,508)
    Non-cash losses on product line
     dispositions..............................    1,923        --         --
    Loss on sale of business...................    3,457        --         --
    Extraordinary loss on early extinguishment
     of debt...................................   24,569        --         --
    Restructuring and other non-recurring
     items, net of income tax benefit..........      --       4,694     41,741
  Changes in operating assets and liabilities,
   excluding the effects of business
   acquisitions and disposals:
    Accounts receivable........................   (4,541)     3,371     (1,834)
    Inventories................................   (8,515)   (17,664)    13,318
    Prepaid expenses and other assets..........    1,323     (5,207)     6,478
    Trade accounts payable.....................    7,338     (2,236)     7,564
    Other liabilities..........................    7,908    (14,169)   (16,160)
                                                --------  ---------  ---------
Cash provided by operating activities of
 continuing operations.........................   71,373     30,906     61,316
Cash provided by operating activities of
 discontinued operations.......................   43,360    119,483     68,351
                                                --------  ---------  ---------
Total cash provided by operating activities....  114,733    150,389    129,667
Investing activities
  Proceeds on sale of property, plant and
   equipment...................................      835      4,884     16,908
  Additions to property, plant and equipment...  (11,441)   (22,885)   (25,214)
  Proceeds on sales of subsidiaries, net of
   cash sold................................... 169,733         --         --
  Business acquisitions, net of cash acquired..      --      (7,320)  (135,727)
  Product line dispositions and other..........      --         --       6,061
  Net investing activities of discontinued
   operations..................................  (52,510)  (435,337)  (313,999)
                                                --------  ---------  ---------
Cash provided by (used in) investing
 activities....................................  106,617   (460,658)  (451,971)
Financing activities
  Net principal (payments) borrowings on debt..  (82,240)   403,349    102,591
  Debt financing costs and early extinguishment
   fees........................................  (33,899)       --         --
  (Decreases in) additions to receivables
   financing facility..........................  (53,458)     1,634     25,399
  Proceeds from sale/leaseback transactions....      --       6,293        --
  Dividends paid on common stock...............   (1,789)    (2,339)    (2,564)
  Stock option exercises and other.............    3,838      4,552      6,855
  Net financing activities of discontinued
   operations..................................  (66,175)   (86,790)   165,348
                                                --------  ---------  ---------
Cash (used in) provided by financing
 activities.................................... (236,723)   326,699    297,629
Effect of exchange rate changes on cash........     (272)      (521)      (882)
                                                --------  ---------  ---------
Net (decrease) increase in cash and cash
 equivalents...................................  (15,645)    15,909    (25,557)
Effect of change in cash of discontinued
 operations....................................   18,285    (13,722)     7,769
Cash and cash equivalents--beginning of year...    7,256      5,069     12,998
Effect of ZERO excluded period (Note A)........      --         --       9,859
                                                --------  ---------  ---------
Cash and cash equivalents--end of year......... $  9,896  $   7,256  $   5,069
                                                ========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

Note A--Summary of Significant Accounting Policies

   Principles of Consolidation: The consolidated financial statements include the accounts of Applied Power Inc. and its subsidiaries, doing business as Actuant Corporation ("Applied Power," "Actuant," or the "Company"). Applied Power consolidates companies in which it owns or controls more than fifty percent of the voting shares. The results of companies acquired or disposed of during the fiscal year are included in the consolidated financial statements from the effective date of acquisition or until the date of disposal except in the case of pooling of interests (see "Basis of Presentation" below). All significant intercompany balances, transactions and profits have been eliminated in consolidation.

   Basis of Presentation: The consolidated financial statements have been prepared in United States Dollars in accordance with generally accepted accounting principles in the United States. As described more fully in Note D--"Merger, Acquisitions and Divestitures," on July 31, 1998, ZERO Corporation, a Delaware corporation ("ZERO"), became a wholly-owned subsidiary of Applied Power through a merger (the "Merger") among Applied Power, ZERO and STB Acquisition Corporation, a wholly-owned subsidiary of Applied Power. The consolidated financial statements have been prepared following the pooling of interests method of accounting for the Merger and therefore reflect the combined financial position, operating results and cash flows of ZERO as if they had been combined for all periods presented. Prior to the Merger, ZERO had a March 31 fiscal year end. The Consolidated Statements of Earnings, Shareholders' Equity and Comprehensive Income, and Cash Flows for the year ended August 31, 1998 reflect the combination of an August 31 year end consolidated financial position, results of operations and cash flows for ZERO. The results of operations and cash flows for ZERO from April 1, 1997 to August 31, 1997, which have been excluded from these consolidated financial statements, are reflected as a fiscal 1998 adjustment to the Consolidated Statements of Shareholders' Equity and Comprehensive Income and Cash Flows. Net sales and net income for ZERO for the excluded period from April 1, 1997 to August 31, 1997 were $107.2 million and $7.9 million, respectively. The majority of the ZERO businesses are part of the Electronics segment which is reported in discontinued operations as described more fully in Note B-- "Discontinued Operations."

   Cash Equivalents: The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

   Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out ("LIFO") method for a portion of U.S. owned inventory (approximately 70% and 62% of total inventories in 2000 and 1999, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method was not used, inventory balances would be higher than the amounts in the Consolidated Balance Sheets by approximately $7.4 million and $8.4 million at August 31, 2000 and 1999, respectively.

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

   Goodwill and Other Intangible Assets: Goodwill is amortized on a straight-line basis over periods of fifteen to forty years. Other intangible assets, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from two to forty years. The Company periodically evaluates the carrying value of goodwill and other intangible assets. Impairment of goodwill, if any, is measured on the basis of whether anticipated undiscounted operating cash flows generated by the underlying assets exceeds the recorded goodwill. For the year ended August 31, 1998, the Company recorded an impairment of goodwill

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION) of $5.6 million. For further information, see Note H--"Merger, Restructuring and Other Non-recurring Items." Based on the Company's evaluation, no impairment of goodwill was realized for any other periods presented.

   Revenue Recognition: Revenues and costs of products sold are recognized as the related products are shipped and title has transferred to the customer.

   Research and Development Costs: Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $6.6 million, $8.0 million and $11.2 million in fiscal 2000, 1999 and 1998, respectively.

   Financing Costs: Net financing costs represent interest expense, financing fees, amortization of debt financing costs and accounts receivable financing costs, net of interest and investment income earned (which were insignificant for all periods presented) and the effects of interest rate swaps.

   Income Taxes: The Company uses the liability method to record deferred income tax assets and liabilities relating to the expected future income tax consequences of transactions that have been recognized in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between financial statement carrying amounts and income tax bases of assets and liabilities using tax rates in effect in the years in which temporary differences are expected to reverse. For further information, see Note M--"Income Taxes."

   Earnings Per Share: The following table sets forth the computation of basic and diluted earnings per share (results include restructuring charges and other one-time items--see Note H--"Merger, Restructuring and Other Non-recurring Items"):

                                                        Year Ended August 31,
                                                       ------------------------
                                                        2000     1999    1998
                                                       -------  ------- -------
      Numerator:
        Earnings from continuing operations..........  $28,045  $34,580 $    53
        Earnings from discontinued operations........      585   44,817  26,634
        Extraordinary loss on early extinguishment of
         debt........................................  (14,708)     --      --
        Extraordinary gain on sale of subsidiaries...   53,167      --      --
                                                       -------  ------- -------
          Net earnings...............................  $67,089  $79,397 $26,687
                                                       =======  ======= =======
      Denominator (in thousands):
        Weighted average common shares outstanding
         for basic earnings per share................   39,109   38,825  38,380
        Net effect of dilutive stock options based on
         the treasury stock method using average
         market price................................    1,202    1,375   1,794
                                                       -------  ------- -------
          Weighted average common and potentially
           issuable shares outstanding for diluted
           earnings per share........................   40,311   40,200  40,174
                                                       =======  ======= =======
      Basic Earnings Per Share:
        Earnings from continuing operations per
         share.......................................  $  0.72  $  0.89 $  0.00
        Earnings from discontinued operations per
         share.......................................     0.01     1.15    0.70
        Extraordinary loss per share.................    (0.38)     --      --
        Extraordinary gain per share.................     1.36      --      --
                                                       -------  ------- -------
          Net earnings per share.....................  $  1.72  $  2.04 $  0.70
                                                       =======  ======= =======
      Diluted Earnings Per Share:
        Earnings from continuing operations per
         share.......................................  $  0.70  $  0.86 $  0.00
        Earnings from discontinued operations per
         share.......................................     0.01     1.12    0.66
        Extraordinary loss per share.................    (0.36)     --      --
        Extraordinary gain per share.................     1.32      --      --
                                                       -------  ------- -------
          Net earnings per share.....................  $  1.66  $  1.98 $  0.66
                                                       =======  ======= =======

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

   Stock options to purchase approximately 0.3 million and 0.4 million shares of common stock were outstanding during fiscal 2000 and 1999, respectively, but were not included in the above computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. Less than 0.1 million stock options were anti-dilutive for fiscal year 1998.

   Foreign Currency Translation: A significant portion of the Company's sales, income and cash flow is derived from its international operations. The financial position and the results of operations of foreign operations are measured using the local or regional currency of the countries in which they operate and are translated into U.S. Dollars. Revenues and expenses of foreign subsidiaries are translated into U.S. Dollars at the average exchange rate effective during the period. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which the sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates and, as compared to prior periods, will be higher or lower depending on the weakening or strengthening of the U.S. Dollar. In addition, a portion of the Company's net assets is based in its foreign subsidiaries and translated into U.S. Dollars at the foreign currency rate in effect at the end of each period. Accordingly, consolidated shareholder's equity will fluctuate depending upon the strengthening or weakening of the U.S. Dollar versus other currencies. Such currency translation amounts constitute the balance of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. Net losses resulting from foreign currency transactions, included in "Other (income) expense-net" in the Consolidated Statements of Earnings, amounted to $0.7 million, $0.7 million, and $0.1 million for the years ended August 2000, 1999 and 1998, respectively.

   Derivative Financial Instruments: Derivative financial instruments are periodically utilized by the Company to manage risks associated with interest rate market volatility and foreign exchange exposures. The Company does not hold or issue derivative financial instruments for trading purposes. For interest rate swap agreements, the differential to be paid or received is accrued monthly as an adjustment to interest expense. Borrowings under long-term foreign currency denominated loans are used to partially hedge against declines in the value of net investments in certain foreign subsidiaries. The Company also utilizes foreign currency forward contracts to hedge existing foreign exchange exposures. Gains and losses resulting from these instruments are recognized in the same period as the underlying transaction. Gains and losses relating to terminations of qualifying hedges are deferred and recognized in income at the same time as the underlying hedged transactions. The Company had no derivative instruments in place at August 31, 2000.

   Fair Value of Financial Instruments: The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and most of its long-term debt approximated book value as of August 31, 2000 and 1999 due to their short-term nature and the fact that the interest rates approximated year-end market rates of interest. The fair value of the Company's 13% Notes (as defined in Note I--"Debt") at August 31, 2000 was estimated to be $203.0 million based on quoted market prices.

   Use of Estimates: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods presented. They also affect the disclosure of contingencies. Actual results could differ from those estimates and assumptions.

   New Accounting Pronouncements: In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The statement replaces

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

SFAS No. 125 and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." The statement also revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. Nevertheless, it continues most of SFAS No. 125's provisions without reconsideration. The statement will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company expects that SFAS No. 140 will not have a material effect on its financial statements.

   In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured. The Company expects that SAB 101 will not have a material effect on its financial statements.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires all derivative instruments to be recorded in the balance sheet at fair value. The change in fair value of a derivative is required to be recorded each period in net earnings and other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. The statement, as amended by SFAS No. 137 and No. 138 will be effective for the Company's fiscal 2001 first quarter financial statements and restatement of prior years will not be permitted. Given its current derivative and hedging activities, the pronouncement is not expected to have a material effect on the Company's financial position or results of operations.

   Reclassifications: Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation.

Note B--Distribution and Discontinued Operations

   On January 27, 2000, Applied Power's board of directors authorized various actions intended to enable Applied Power to distribute its Electronics segment ("APW Ltd.") to its shareholders (the "Distribution"). In the Distribution, Applied Power shareholders received, in the form of a special dividend, one share of APW Ltd. common stock for each Applied Power common share. As a result, APW Ltd. became a separately traded, publicly held company. The Distribution was approved by the board of directors on July 7, 2000 and shares of APW Ltd. were distributed to Applied Power shareholders of record at July 21, 2000, effective July 31, 2000.

   Accordingly, the consolidated financial statements and related notes have been reclassified to reflect the Company's Electronics segment as a discontinued operation. Thus, the revenues, costs and expenses, assets and liabilities, and cash flows of the Electronics segment have been excluded from the respective captions in the accompanying consolidated financial statements. The net operating results of the Electronics segment have been reported, net of applicable taxes, as "Discontinued operations, net of income taxes." The net operating results of the discontinued operations include financing costs related to the debt allocated to the Electronics segment. The net assets of the Electronics segment as of August 31, 1999 have been reported in the Consolidated Balance Sheets as "Net Assets of Discontinued Business Segment."

   For purposes of this presentation, the amount of debt allocated to continuing and discontinued operations was determined based on preliminary estimates of the amount of debt expected to be retained by Actuant and allocated to APW Ltd. in the Distribution. The allocation of interest expense to continuing and discontinued

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION) operations for periods prior to the Distribution was based on relative debt levels assigned. In conjunction with the Distribution, the majority of the Company's then existing credit facilities and notes were replaced with new facilities and notes. There were no general corporate expenses allocated to discontinued operations during the periods presented.

   The following selected financial data for the Electronics business segment is presented for informational purposes only and does not necessarily reflect what the results of operations and financial position would have been had the segment operated as a stand-alone entity.

                                                    Year ended August 31,
                                                -------------------------------
                                                   2000        1999      1998
                                                ----------  ---------- --------
      Net sales................................ $1,113,178  $1,055,338 $593,210
                                                ==========  ========== ========
      Earnings before income tax expense.......     70,867      69,341   48,256
      Income tax expense.......................     68,199      24,524   21,622
      Extraordinary loss, net of taxes.........     (2,083)        --       --
                                                ----------  ---------- --------
      Earnings from operations of discontinued
        Electronics segment, net of taxes...... $      585  $   44,817 $ 26,634
                                                ==========  ========== ========
      Current assets...........................             $  222,025 $188,935
                                                            ========== ========
      Total assets.............................             $1,164,236 $715,769
                                                            ========== ========
      Current liabilities......................             $  231,154 $182,392
                                                            ========== ========
      Total liabilities........................             $  565,778 $466,073
                                                            ========== ========
      Net assets of discontinued operations....             $  598,458 $249,696
                                                            ========== ========

   In order to effect the Distribution, Applied Power and APW Ltd. entered into a variety of agreements intended to define the ongoing relationship between the parties after the Distribution. Applied Power and APW Ltd. have established pricing terms for services believed to be comparable to what could be achieved through arm's-length negotiations. Following the Distribution, additional or modified agreements, arrangements and transactions may be entered into and such agreements and transactions will be negotiated on an arm's-length basis.

Note C--Extraordinary Items

   In August 2000, the Company recorded a pre-tax extraordinary loss of $24.6 million ($14.7 million, net of tax) in connection with the early extinguishment and refinancing of the Company's debt in the Distribution.

   In May 2000, the Company recorded a pre-tax extraordinary loss of $13.9 million ($12.2 million, net of tax) related to the sale of Air Cargo Corporation and other assets. The loss is reported as an extraordinary item due to meeting the following criteria; (i) the divestiture occurred within two years of the pooling of interest, (ii) the divestiture was not planned at the time the pooling of interest and (iii) operations divested are material based on the relative criteria. See Note D--"Merger, Acquisitions and Divestitures" for additional information.

   In June 2000, the Company recorded a pre-tax extraordinary gain of $65.4 million on the divestiture of Barry Wright Corporation, a wholly-owned subsidiary of the Company. No tax liability was provided on this gain due to the proceeds from the sale not exceeding the tax basis of Barry Wright Corporation. The gain is presented as an extraordinary item due to meeting the following criteria; (i) the divestiture occurred within two years of the pooling of interest, (ii) the divestiture was not planned at the time the pooling of interest and (iii) operations divested are material based on the relative criteria. See Note D--"Merger, Acquisitions and Divestitures" for additional information.

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

Note D--Merger, Acquisitions and Divestitures

Fiscal 2000

 Acquisition

   On January 28, 2000, Applied Power, through a wholly owned subsidiary, acquired all of the outstanding stock of Metalade of Pennsylvania, Inc. ("Metalade"). Metalade specializes in metal fabrication relating to electronic enclosures. The purchase price of this acquisition totaled $8.7 million, including fees and expenses, plus future consideration not to exceed $5.0 million based on future achieved sales levels. The acquisition was funded by borrowings under Applied Power credit facilities. The acquisition has been accounted for using the purchase method. Metalade is included in discontinued operations in the Consolidated Statements of Earnings from the acquisition date. Allocations of the purchase price resulted in approximately $6.7 million of goodwill.

 Divestitures

   In May 2000, the Company completed the sale of Air Cargo Corporation, a business unit in the Engineered Solutions segment and other assets, to Teleflex Incorporated. Air Cargo had annual sales of approximately $22.0 million. The total proceeds from the transaction, which was structured as both a sale of stock of the Air Cargo Corporation and the sale of other assets, was $12.0 million and resulted in an extraordinary loss of $12.2 million, net of tax.

   In June 2000, the Company completed the sale of all outstanding capital stock of Barry Wright Corporation, a wholly-owned subsidiary of Applied Power Inc. Barry Wright Corporation, comprised of the Barry Controls Aerospace and Barry Controls Defense/Industrial divisions, and its UK subsidiary Barry Controls Ltd., were sold to Hutchinson S.A., a subsidiary of the TotalFinaElf Group, a French based multi-national corporation. Barry Wright Corporation had annual sales of approximately $122.0 million. The cash proceeds were approximately $157.5 million and resulted in an extraordinary gain of $65.4 million, net of tax.

   In August 2000, the Company completed the sale of Norelem, S.A., a product line in the Enerpac business which makes and distributes mechanical workholding products, to a private German Company. Norelem, S.A. had annual sales of approximately $8.0 million. The cash proceeds were approximately $4.2 million and resulted in a pre-tax loss of approximately $3.5 million. This loss is included in the Consolidated Statement of Earnings as "Provision for loss on sale of subsidiary and product lines." This loss is not shown as an extraordinary item as it occurred more than two years after the pooling of interests transaction.

   In November 1999, a wholly-owned subsidiary of the Company completed the sale of the assets of Samuel Groves & Co. Ltd. Samuel Groves & Co. Ltd. had annual sales of approximately $9.0 million. The cash proceeds were approximately $3.0 million, which approximated the book value of such assets.

Fiscal 1999

 Acquisitions

   In September 1998, Applied Power, through its wholly-owned subsidiary, APW Enclosure Systems Limited, accepted for payment all shares of Rubicon Group plc ("Rubicon") common stock which had been tendered pursuant to the APW Enclosure Systems Limited tender offer (with a guaranteed loan note alternative) for all outstanding shares of common stock at 2.35 pounds sterling per share and all outstanding cumulative preference shares at 0.50 pounds sterling per share. The tendered common shares accepted for payment exceeded 90% of the outstanding common shares on October 8, 1998, and APW Enclosure Systems Limited invoked Section 429

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION) of the UK Companies Act of 1985, as amended, to acquire the remaining outstanding common shares of Rubicon. APW Enclosure Systems Limited now owns all of the common shares of Rubicon. Rubicon is a leading provider of electronic manufacturing services and engineered magnetic solutions to major OEMs in the information technology and telecommunication industries. Cash paid for Rubicon totaled $371.5 million, with the purchase price allocation resulting in $340.6 million of goodwill. Funds for the acquisition were provided through Applied Power's credit facilities. The acquisition was accounted for using the purchase method of accounting. The operating results of Rubicon subsequent to September 1998 are included in discontinued operations in the Consolidated Statements of Earnings.

   In June 1999, Applied Power, through a wholly owned subsidiary, acquired all of the outstanding stock of Innovative Metal Fabrication, Inc. ("Innovative"). Innovative designs and manufactures technical environments used in electronic assembly operations, as well as electronic gaming enclosures, in Grass Valley, CA and Austin, TX. In May 1999, Applied Power also acquired certain assets of Connector Technology, Inc. ("CTI") of Anaheim, CA. CTI manufactures custom backplanes and was integrated with Applied Power's Electronic Solutions business unit. Also, in the fourth quarter of fiscal 1999, a wholly-owned subsidiary of the Company purchased shares of Ergun Kriko San Ticaret ("Ergun"), an Akhisar, Turkey based company specializing in the manufacture of hydraulic cab-tilting systems and hydraulic bottle jacks for the Turkish truck market. The aggregate purchase price paid for the Innovative, CTI and Ergun acquisitions totaled approximately $17.0 million, including fees and expenses, and was funded by borrowings under then existing credit facilities. Allocations of the purchase price resulted in approximately $10.9 million of goodwill. All three acquisitions were accounted for using the purchase method. The results of operations of Ergun are included in earnings from continuing operations in the Consolidated Statements of Earnings from its acquisition date, while the results of operations of Innovative and CTI are included in discontinued operations.

Fiscal 1998

 Merger

   On July 31, 1998, shareholders of Applied Power voted to approve the merger of a newly created subsidiary of Applied Power into ZERO Corporation. The Merger was completed after the approval of the shareholders of Applied Power and ZERO at their respective special shareholder meetings. Under the terms of the Merger Agreement, ZERO stockholders received 0.85 of a share of Applied Power's Common Stock for each share of ZERO Common Stock. Applied Power issued approximately 10.6 million shares of its common stock in exchange for all outstanding common stock of ZERO Corporation and assumed outstanding stock options to purchase ZERO common stock that were converted into stock options to purchase approximately 0.6 million shares of Applied Power's common stock pursuant to the terms of the Merger. This resulted in a purchase price of approximately $386.0 million based on the July 30, 1998 closing stock price of Applied Power. The Merger was accounted for using the pooling of interests method of accounting, and therefore, the consolidated financial statements reflect the consolidated financial position, operating results and cash flows of Applied Power and ZERO as if they had been consolidated for all periods presented. The majority of the ZERO businesses are included in discontinued operations in the Consolidated Statements of Earnings.

   All fees and expenses related to the ZERO merger and to the integration of the combined companies were expensed as required under the pooling of interests method of accounting. Such fees and expenses amounted to $20.1 million in 1998. This total includes transaction costs of approximately $9.3 million related to legal, accounting and financial advisory services. The remaining $10.8 million reflects costs associated with organizational realignment, closure of ZERO headquarters, facility consolidation and the conforming of accounting policies. Substantially all of such amounts were considered general corporate expense and therefore, included in continuing operations.

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

 Acquisitions

   In June 1998, Applied Power Limited, a United Kingdom subsidiary of Applied Power, accepted for payment all of the VERO Group plc ("VERO") stock tendered, which totaled over 72% of the outstanding VERO shares, pursuant to Applied Power Limited's tender offer to acquire the entire issued share capital of VERO at a price of 192 pence per VERO share (the "Offer"). Applied Power Limited had previously acquired approximately 10% of VERO's shares, so that after accepting the shares tendered, Applied Power Limited owned or had accepted over 82% of VERO's shares. On June 19, 1998, Applied Power Limited announced that additional shares tendered brought the total of the shares it owned or had accepted for payment to over 90% of VERO's issued share capital and that it would invoke Section 429 of the U.K. Companies Act of 1985, as amended, to acquire the remaining outstanding shares of VERO stock. After the required procedures were completed, Applied Power Limited owned all of the issued share capital of VERO. The total purchase price for the transaction approximated $191.7 million. Allocations of the purchase price resulted in approximately $183.8 million of goodwill. The acquisition has been accounted for using the purchase method of accounting. VERO's operating results subsequent to June 5, 1998 are included in discontinued operations in the Consolidated Statements of Earnings.

   In October 1997, the Company, through a wholly-owned subsidiary, accepted for payment all shares of Versa Technologies, Inc. ("Versa/Tek") common stock which were tendered pursuant to the Company's tender offer to purchase all outstanding shares at a cash price of $24.625 net per share. The balance of the outstanding shares was acquired for the same per share cash price in a follow-up merger on October 9, 1997. Cash paid in the transaction approximated $141.0 million. Allocations of the purchase price resulted in approximately $104.5 million of goodwill. Funds for the acquisition were primarily provided through Applied Power's credit facilities. Versa/Tek, operating out of several locations in Wisconsin, is a value-added manufacturer of custom-engineered components and systems for diverse industrial markets. The acquisition was accounted for using the purchase method of accounting. The operating results of Versa/Tek subsequent to October 6, 1997, with the exception of one Electronics-related business, are included in earnings from continuing operations in the Consolidated Statement of Earnings.

   In addition to the VERO and Versa/Tek acquisitions discussed above, the Company acquired nine other companies in fiscal 1998, primarily in its discontinued Electronics business segment, for an aggregate purchase price of approximately $134.4 million, including $127.7 million in cash and the assumption of approximately $6.7 million in debt. The cash portion of the acquisitions was funded by borrowings under Applied Power credit facilities. Each of these acquisitions was accounted for using the purchase method of accounting and the results of operations of the acquired companies are included in the Consolidated Statements of Earnings from their respective acquisition dates, with the Electronics segment acquisitions reported in discontinued operations. As a result of the acquisitions, the Company recorded approximately $105.4 million of goodwill.

 Divestiture

   In March 1998, the Company completed the sale of the assets of Moxness Industrial Products, a division of Versa/Tek. Moxness Industrial Products had annual sales of approximately $6.0 million. The cash proceeds were approximately $6.0 million, which approximated the book value of such assets.

Note E--Accounts Receivable Financing

   Prior to the Distribution, Applied Power and certain subsidiaries (collectively, "Originators") sold trade accounts receivable to Applied Power Credit Corporation ("APCC"), a wholly-owned limited purpose subsidiary of the Company. APCC was a separate corporate entity that sold participating interests in its pool of accounts receivable to financial institutions ("Purchasers"). The Purchasers, in turn, received an ownership and security interest in the pool of receivables. Participation interests in new receivables generated by the Originators were

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION) purchased by APCC and resold to the Purchasers as collections reduced previously sold participation interests. APCC had the risk of credit loss on such receivables up to a maximum recourse amount of 16% of sold receivables. The Company had retained collection and administrative responsibilities on the participation interests sold as servicer for APCC and the Purchasers. This agreement was dissolved with respect to Actuant's businesses shortly before the Distribution, thus no accounts receivable financing program was in place as of August 31, 2000.

   At August 31, 2000 and 1999, accounts receivable were reduced by $0 and $52.9 million, respectively, representing receivable interests sold under this program. Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received, which are used to reduce debt, are included in cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows.

   Accounts receivable financing costs totaling $3.5 million, $3.2 million, and $2.6 million for the years ended August 31, 2000, 1999, and 1998, respectively, are included in net financing costs in the accompanying Consolidated Statements of Earnings.

Note F--Net Inventories

   The nature of the Company's products is such that they generally have a very short production cycle. Consequently, the amount of work-in-process at any point in time is minimal. In addition, many parts or components are ultimately either sold individually or assembled with other parts making a distinction between raw materials and finished goods impractical to determine. Several other locations maintain and manage their inventories using a job cost system where the distinction of categories of inventory by state of completion is also not available.

   As a result of these factors, it is neither practical nor cost effective to segregate the amounts of raw materials, work-in-process or finished goods inventories at the respective balance sheet dates, as segregation would only be possible as the result of physical inventories which are taken at dates different from the balance sheet dates.

Note G--Shareholders' Equity

   The authorized capital stock of the Company as of August 31, 2000 consisted of 80,000,000 shares of Class A Common Stock, $0.20 par value, of which 39,614,551 shares were issued and outstanding; 7,500,000 shares of Class B Common Stock, $0.20 par value, none of which were issued and outstanding; and 800,000 shares of Cumulative Preferred Stock, $1.00 par value ("Preferred Stock"), none of which have been issued. Holders of both classes of the Company's Common Stock are entitled to such dividends as the Company's board of directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the Common Stock. If the Company were to issue any of its Preferred Stock, no dividends could be paid or set apart for payment on shares of Common Stock, unless paid in Common Stock, until dividends on all of the issued and outstanding shares of Preferred Stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments. In the event of dissolution or liquidation of the Company, the holders of both classes of Common Stock are entitled to share ratably all assets of the Company remaining after payment of the Company's liabilities and satisfaction of the rights of any series of Preferred Stock which may be outstanding. There are no redemption or sinking fund provisions with respect to the Common Stock.

   On January 8, 1998, the board of directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend to shareholders of record on January 22, 1998. To effect the stock split, a total of 13,891,578 shares of the Company's Class A Common Stock was issued on February 3, 1998. All references in

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION) the consolidated financial statements to the average number of common shares and related per share amounts have been restated to reflect the stock split.

   At the Annual Meeting of Shareholders on January 9, 1998, the shareholders voted to increase the number of authorized shares of Class A Common Stock from 40,000,000 to 80,000,000.

   At the Annual Meeting of Shareholders to be held on January 9, 2001, shareholders will be voting on a proposal for a reverse stock split. For further information, see Note P--"Subsequent Events."

Note H--Merger, Restructuring and Other Non-recurring Items

Fiscal 2000

   In fiscal 2000, Applied Power recorded $12.4 million of fees and expenses associated with the Distribution. Such legal, accounting, tax and investment banking fees and expenses are reported under the caption "Corporate reorganization expenses" in the Consolidated Statements of Earnings.

   In fiscal 2000, the Company recorded a $6.6 million gain related to the unwinding of interest rate swap agreements. The interest rate swap agreements were unwound due to the anticipated spin-off of the Electronics Business. Gains relating to terminations of qualifying hedges were deferred and recognized in income at the same time as the underlying hedged transactions. As of August 31, 2000, no deferred gain remained. These gains are included in the Consolidated Statements of Earnings as a reduction to "Net financing costs."

   In the first quarter of fiscal 2000, Applied Power recovered certain costs associated with the cancellation of a contract within its Engineered Solutions segment for which a loss was recorded in a prior period. See fiscal 1999 below. The gain of $1.4 million represents a reduction in the estimated loss originally recorded in fiscal 1999.

   In the fourth quarter of fiscal 2000, the Company approved a plan to sell product lines within its Tools & Supplies segment. The Company recorded a total charge of approximately $1.9 million to reduce the carrying amounts of these assets to estimated net realizable value. This charge is included in the Consolidated Statements of Earnings as "Provision for loss on sale of subsidiary and product lines."

Fiscal 1999

   In the first quarter of fiscal 1999, the Company incurred a $7.8 million non-recurring charge due to the cancellation of a contract within the Engineered Solutions segment. The majority of these costs were incurred prior to fiscal 1999.

Fiscal 1998

   In the fourth quarter of fiscal 1998, the Company recorded merger, restructuring and other one-time charges of $50.4 million, $37.2 million net of tax, or $0.93 per diluted share. The charge included $30.3 million relating to action programs to eliminate less productive products and product lines, consolidate Gardner Bender and Enerpac headquarters and combine certain facilities. Also included were costs relating primarily to the write-off of obsolete inventory to net realizable value, employee severance, facility closures, operating lease obligations, and, in two cases, the write-down of goodwill. The Company completed its planned restructuring programs during fiscal year 1999.

   In connection with the Merger with ZERO consummated in fiscal 1998 (Note D--"Merger, Acquisitions and Divestitures"), the Company recorded transaction costs related to legal, accounting and financial advisory services which were expensed as required under the pooling of interests method of accounting. In addition, the

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

Company incurred costs associated with organizational realignment, closure of ZERO headquarters, a change in estimate of a receivable valuation and the write-off of obsolete inventory due to conforming of product lines. Together these totaled approximately $20.1 million and were part of the $50.4 million charge discussed above.

   The following table summarizes the manner in which merger, restructuring and other non-recurring items were recorded in the 1998 Consolidated Statement of Earnings:

      Cost of products sold............................................ $15,660
      Engineering, selling and administrative expenses.................   9,019
      Amortization of intangible assets................................   5,062
      Restructuring charges and merger related expenses................  20,643
                                                                        -------
        Subtotal.......................................................  50,384
      Less: Income tax benefit.........................................  13,143
                                                                        -------
          Total........................................................ $37,241
                                                                        =======

   Additionally, fiscal year 1998 results included a pretax $4.5 million asset impairment charge ($0.5 million of goodwill) recorded to reduce the carrying amount of a European subsidiary to estimated realizable value. This charge is reported in the "Provision for loss on sale of subsidiary and product lines" caption in the Consolidated Statements of Earnings. The assets of this European subsidiary were sold in the first quarter of fiscal 2000. See Note D--"Mergers, Acquisitions and Divestitures" for further discussion regarding the sale.

Note I--Debt

   The Company's capitalization underwent significant changes as a result of the Distribution. The majority of the borrowings existing prior to the Distribution were refinanced with new facilities and notes on July 31, 2000.

   The Company's indebtedness at the end of its two most recently completed fiscal years was as follows:

                                                                 August 31,
                                                              ------------------
                                                                2000      1999
                                                              --------  --------
      Senior secured credit agreement:
        Revolving credit borrowings.........................  $    --   $    --
        Tranche A term loans................................   109,447       --
        Tranche B term loans................................   123,853       --
                                                              --------  --------
          Sub-total--senior secured credit agreement........   233,300       --
      Senior subordinated notes, due 2009 ("13% Notes").....   200,000       --
      Less: Non-amortized discount..........................    (2,625)      --
                                                              --------  --------
        Senior subordinated notes, net of discount..........   197,375       --
      Multi-currency revolving credit agreement.............       --    407,287
      Senior subordinated notes, due 2009 ("8.75% Notes")...       --    200,000
      Commercial paper......................................       --    108,691
      Senior promissory notes, due March 8, 2011............       --     50,000
      Floating rate unsecured loan notes, due 2003..........       --     30,681
      Pound Sterling multi-currency revolving credit
       agreement............................................       --      5,623
      Other.................................................       540     6,156
                                                              --------  --------
          Total long-term debt..............................   431,215   808,438
      Less: Amounts attributable to discontinued operations.       --    287,422
                                                              --------  --------
          Long-term debt....................................  $431,215  $521,016
                                                              ========  ========

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

   In January 2000, the Company retired the $50.0 million senior promissory notes due March 8, 2011 in anticipation of the Distribution. The Company paid a $3.3 million make-whole premium ($2.1 million net of the income tax benefits), in connection with this early retirement of debt. This premium and related costs are included in discontinued operations in the Consolidated Statement of Earnings.

   Immediately prior to the Distribution, all borrowings outstanding under the multi-currency revolving credit agreement, 8.75% Notes, and commercial paper were repaid with proceeds from a new APW Ltd. credit facility, Actuant's 13% Notes and Actuant's new senior secured credit agreement (the "Senior Credit Agreement"). The Floating rate unsecured loan notes due 2003, pound sterling multi-currency revolving credit agreement and the majority of the "Other" debt were retained by APW Ltd. in the Distribution. In conjunction with the refinancing, the Company recorded a $14.7 million extraordinary loss ($24.6 million, net of $9.9 million of related tax benefit) for the make-whole payment required to tender the 8.75% Notes, tender costs and the write-off of non-amortized capitalized debt issuance costs attributable to the retired debt.

   Following the Distribution, Actuant's only long-term debt consisted of borrowings under 1) the Senior Credit Agreement, 2) the 13% Notes and 3) $0.5 million of other notes.

   The Company initially borrowed $252.6 million under the Senior Credit Agreement, consisting of $115.0 million of Tranche A Term loans ("Term Loan A"), $125.0 million of Tranche B Term loans ("Term Loan B") and $12.6 million of a $100.0 million revolving credit line (the "Revolver"). The equivalent of $30.0 million of Term Loan A was initially borrowed in Euro, with the remainder of Senior Credit Agreement borrowings being U.S. Dollar denominated obligations. Both the Revolver and Term Loan A have a term of six years, and can be prepaid at any time without premium or penalty. Principal installments are payable quarterly on Term Loan A. Interest accrues on the Revolver and Term Loan A at floating rates ranging from LIBOR (or EURIBOR in the case of Euro denominated borrowings) plus 1.50-3.00%, depending on the Company's leverage ratio. At August 31, 2000, such borrowings were at LIBOR plus 2.75%. Term Loan B has a term of 8 years, and can also be prepaid at any time without premium or penalty. Modest principal installments are payable quarterly on Term Loan B for the first six years, followed by larger installment requirements in the final two years. Interest accrues on Term Loan B at floating rates ranging from LIBOR plus 3.50-4.00%, depending on the Company's leverage ratio. At August 31, 2000, Term Loan B borrowings were at LIBOR plus 3.75%.

   A non-use fee, currently computed at a rate of 0.50% annually, is payable quarterly on the average unused Revolver credit line. The unused Revolver credit line at August 31, 2000 was $100.0 million. The Senior Credit Agreement limits the Company's total borrowings to 4.50 times earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the preceding four quarters. Based on the Company's EBITDA and total debt as of August 31, 2000, borrowings of approximately $69.7 million could have been made on the Revolver.

   The Senior Credit Agreement contains customary limits and restrictions concerning investments, sales of assets, liens on assets, interest and fixed cost coverage ratios, maximum leverage, capital expenditures, acquisitions, excess cash flow, dividends and other restricted payments. The Senior Credit Agreement is collateralized by substantially all assets of the Company and its domestic subsidiaries and a pledge of 66% of the stock of certain foreign subsidiaries. As of August 31, 2000, the Company was in compliance with all debt covenants.

   Actuant's 13% Notes were issued at a price of 98.675% on July 31, 2000. The discount is being amortized over the term of the notes, which mature in May 2009. The 13% Notes carry a fixed 13.0% rate of interest, which is paid on November 1, and May 1 annually, and are U.S. Dollar denominated. There are no required principal payments on the 13% Notes. The Company has the right to redeem at 113% up to 35% of the 13%

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

Notes prior to May 1, 2003 with the proceeds from a public equity offering. Further, the Company has the right to redeem all or a portion of the 13% Notes at certain specified redemption prices on or after May 1, 2007. The 13% Notes are unsecured obligations of the Company, and are subordinate in right of payment to the prior payment in full of all senior debt as defined in the indenture. In conjunction with the issuance of the 13% Notes, a number of the Company's domestic subsidiaries have provided unconditional guarantees for their payment.

   Debt allocated to discontinued operations at August 31, 1999 was determined based on the amount of debt expected to be assumed by APW Ltd. in the Distribution. Prior to the Distribution, most debt instruments were held centrally, and as such, debt from these specific instruments was not historically allocated. The allocation of interest expense to continuing and discontinued operations was based on the Company's average interest rate costs and relative debt levels assigned.

   Short-term Debt: Short-term debt outstanding at August 31, 2000 consisted of foreign subsidiary overdraft borrowings. Certain of the Company's foreign subsidiaries are a party to unsecured non-committed lines of credit with banks. Interest rates vary depending on the currency being borrowed.

   Aggregate Maturities: Long-term debt outstanding at August 31, 2000 is payable as follows:

           Year Ended August 31,
           ---------------------
             2001............................. $  8.4 million
             2002............................. $ 16.2 million
             2003............................. $ 21.2 million
             2004............................. $ 21.2 million
             2005............................. $ 26.2 million
             Thereafter....................... $338.0 million

   The $8.4 million identified as payable in fiscal 2001 is not classified as current in the Consolidated Balance Sheets due to the intent and ability of the Company to refinance this amount on a long-term basis under the Revolver.

   The Company paid $67.2 million, $61.5 million, and $24.8 million for financing costs in fiscal 2000, 1999 and 1998, respectively, which included both continuing and discontinued operations.

Note J--Leases

   The Company leases certain facilities, computers, equipment and vehicles under various lease agreements generally over periods of one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease.

   Future obligations under non-cancelable operating leases in effect at August 31, 2000 are: $7.3 million in fiscal 2001; $5.7 million in fiscal 2002; $4.5 million in fiscal 2003; $4.1 million in fiscal 2004; $2.7 million in fiscal 2005; and $10.2 million thereafter.

   Total rental expense under operating leases related to the continuing businesses was $9.1 million, $11.5 million, and $11.0 million in fiscal 2000, 1999 and 1998, respectively.

   The Company has no significant capital leases as of August 31, 2000. It is the Company's policy not to enter into capital leases.

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

Note K--Stock Option Plans

   In conjunction with the Distribution, APW Ltd. adopted its own stock option plan and the existing outstanding stock options under the Applied Power stock option plans related to APW Ltd. employees were converted into options to purchase an equivalent value of APW Ltd. common shares based on the fair market value of APW Ltd. common shares at the time of the Distribution. Therefore, there were no Applied Power options outstanding for APW Ltd. employees at August 31, 2000. Options totaling 1,966,394 and 1,657,673 shares were held by Electronics segment employees as of August 31, 1999 and 1998, respectively, and assumed by APW Ltd. Additionally, options held by board of directors who resigned from the Company's board and became directors of APW Ltd. were assumed by a new plan adopted by APW Ltd. The remaining options outstanding under the employee and board plans were retained by the Company, with the number of options held by each individual adjusted by a factor of 13:1 in order to retain the holder's inherent value of the options prior to the Distribution.

   Employee Plans: On January 8, 1997, shareholders of the Company approved the adoption of the Applied Power Inc. 1996 Stock Plan (the "1996 Plan"). Previously, the Company had three nonqualified stock option plans for employees--the 1985, 1987 and 1990 plans. No further options may be granted under the 1985, 1987 or 1990 plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. Under the terms of the 1996 Plan, stock options may be granted to officers and key employees. At August 31, 2000, a total of 3,000,000 shares of Class A common stock were authorized for issuance under the 1996 Plan, of which a total of 106,900 have been issued through exercises of option grants. At August 31, 2000, 2,893,100 shares were reserved for issuance under the 1996 Plan, consisting of 2,764,774 shares subject to outstanding options and 128,326 shares available for further grants. The Company intends to replace the 1996 Plan with a new stock option plan authorizing 2,000,000 shares for future stock option grants (the "2001 Plan"). In order to make option grants to executive officers in fiscal 2000, the Company's board of directors approved a grant of 295,000 shares under the 2001 Plan, subject to shareholder approval of the plan. Options generally have a maximum term of ten years and an exercise price equal to 100% of the fair market value of a share of the Company's common stock at the date of grant. Options generally vest 50% after two years and 100% after five years.

   In connection with the Merger (see Note D--"Merger, Acquisitions and Divestitures"), all of the options outstanding under the former ZERO stock option plans were assumed by the Company and converted into options to purchase shares of the Company's Class A Common Stock on terms adjusted to reflect the merger exchange ratio. Options to acquire a total of 735,767 ZERO shares were converted into options to acquire a total of 625,402 Company shares. These options, as so adjusted, retained all of the rights, terms and conditions of the respective plans under which they were originally granted.

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

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

   A summary of stock option activity under the employee plans is as follows:

                                                     Number of  Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
      Outstanding at August 31, 1997................ 3,251,610       $12.91
      Effect of ZERO excluded period (Note A).......   (84,797)         --
        Granted.....................................   467,644        32.27
        Exercised...................................  (721,160)       13.01
        Cancelled...................................  (133,591)       18.85
                                                     ---------
      Outstanding at August 31, 1998................ 2,779,706        15.72
        Granted.....................................   646,230        27.45
        Exercised...................................  (539,138)       14.82
        Cancelled...................................  (401,508)       26.57
                                                     ---------
      Outstanding at August 31, 1999................ 2,485,290        17.27
        Granted..................................... 1,703,133        13.66
        Exercised...................................  (647,588)        6.30
        Cancelled...................................  (168,311)       25.08
        Net adjustment due to Distribution.......... 1,267,816
                                                     ---------
      Outstanding at August 31, 2000................ 4,640,340         2.25
      Exercisable at August 31, 2000................ 2,093,651         1.71

   The following table summarizes information concerning currently outstanding and exercisable options:

                           Options Outstanding          Options Exercisable
                  ------------------------------------- --------------------
                                               Weighted             Weighted
       Range of   August 31,  Weighted Average Average  August 31,  Average
       Exercise   2000 Number    Remaining     Exercise 2000 Number Exercise
        Prices    Outstanding Contractual Life  Price   Exercisable  Price
      ----------  ----------- ---------------- -------- ----------- --------
      $0.60-1.13     985,400        4.06        $0.96      985,400   $0.96
      $1.40-2.13   1,454,700        7.30         1.82      254,800    1.39
      $2.26-2.73     542,906        6.98         2.40      229,450    2.44
      $2.76          624,001        7.45         2.76      624,001    2.76
      $3.72        1,033,333        9.94         3.72          --
                   ---------                             ---------
      $0.60-3.72   4,640,340        7.18         2.25    2,093,651    1.71
                   =========                             =========

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. If the Company had accounted for these stock options issued to employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's earnings from continuing operations and related earnings per share would have been changed to the pro forma amounts indicated below:

                                      As Reported             Pro Forma
                                 Year ended August 31,  Year ended August 31,
                                 --------------------- -----------------------
                                  2000    1999   1998   2000    1999    1998
                                 ------- ------- ----- ------- ------- -------
Earnings (loss) from continuing
 operations..................... $28,045 $34,580 $  53 $28,000 $33,164 $(1,042)
Basic earnings (loss) from
 continuing operations per
 share.......................... $  0.72 $  0.89 $0.00 $  0.72 $  0.85 $ (0.03)
Diluted earnings (loss) from
 continuing operations per
 share.......................... $  0.70 $  0.86 $0.00 $  0.69 $  0.82 $ (0.03)

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

   The pro forma effects of applying SFAS No. 123 have not been allocated to discontinued operations and may not be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

   The fair value of Applied Power stock options used to calculate the preceeding pro forma net earnings and pro forma earnings per share amounts is the estimated present value at grant date using the Black-Scholes option-pricing model. The weighted-average fair values per share of options granted in fiscal 2000, 1999 and 1998 are $1.07, $10.37, and $11.54 respectively. The significant decrease in the fiscal 2000 weighted-average fair value per share of options is due to the stock price adjustment as a result of the Distribution. The following weighted-average assumptions were used in completing the model:

                                                       Year ended August 31,
                                                   -----------------------------
                                                     2000      1999      1998
                                                   --------- --------- ---------
      Dividend yield..............................   0.00%     0.20%     0.24%
      Expected volatility.........................  40.30%    31.90%    23.50%
      Risk-free rate of return....................   5.60%     6.40%     5.50%
      Expected life............................... 5.3 years 4.7 years 5.6 years

   Outside Director Plan: Annually, each outside director is granted stock options to purchase common stock at a price equal to the market price of the underlying stock on the date of grant. The number of shares granted was increased in 1997, from 2,000 shares to 3,000 shares, by an amendment to the plan adopted on October 31, 1996. At August 31, 2000, a total of 1,560,000 shares of Class A Common Stock, as adjusted by the conversion factor in the spin-off in accordance with the plan document, were authorized for issuance under the director's stock option plan. Through August 31, 2000, 40,000 shares had been issued through exercises and an additional 416,000 shares are subject to outstanding options. The Company plans to replace its current director's stock option plan with a new plan upon shareholder approval at the next annual meeting. No further grants would be made under the current plan, although options previously issued and outstanding under this plan remain exercisable pursuant to the provisions of the plan. Director stock options vest eleven months after date of grant. A summary of option activity under the Outside Director's Stock Option Plan is as follows:

                                                      Number of Weighted Average
                                                       Shares    Exercise Price
                                                      --------- ----------------
      Outstanding at August 31, 1997.................   61,000       $13.03
        Granted......................................   15,000        34.50
        Cancelled....................................  (14,000)       10.09
                                                       -------
      Outstanding at August 31, 1998.................   62,000        18.88
        Granted......................................   15,000        37.06
        Exercised....................................  (14,000)       10.09
                                                       -------
      Outstanding at August 31, 1999.................   63,000        25.17
        Granted......................................   15,000        33.84
      Net adjustment due to Distribution.............  338,000
                                                       -------
      Outstanding at August 31, 2000.................  416,000         2.04
      Exercisable at August 31, 2000.................  338,000         1.90

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

Note L--Employee Benefit Plans

   Defined Benefit Pension and Other Postretirement Benefit Plans: The Company provides defined benefit pension and other postretirement benefits to certain employees of businesses it acquired who were entitled to those benefits prior to acquisition. The following tables provide a reconciliation of benefit obligations, plan assets, funded status and net periodic benefit cost for those plans:

                                    Defined Benefit      Other Postretirement
                                     Pension Plan              Benefits
                                 ----------------------  ----------------------
                                 Year ended August 31,   Year ended August 31,
                                 ----------------------  ----------------------
                                    2000        1999        2000        1999
                                 ----------  ----------  ----------  ----------
Reconciliation of Benefit
 Obligations:
Benefit obligation at beginning
 of year.......................  $   11,097  $   11,416  $    5,872  $    5,224
Service cost...................          52          81          15          19
Interest cost..................         844         787         436         354
Actuarial (gain)/loss..........        (323)       (213)        659         639
Benefits paid..................        (559)       (974)       (514)       (364)
                                 ----------  ----------  ----------  ----------
  Benefit obligation at end of
   year........................  $   11,111  $   11,097  $    6,468  $    5,872
                                 ==========  ==========  ==========  ==========
Reconciliation of Plan Assets:
Fair value of plan assets at
 beginning of year.............  $   12,324  $   12,086  $      --   $      --
Actual return on plan assets...       1,813       1,006         --          --
Company contributions..........          --         129         --          --
Benefits paid from plan assets.        (482)       (897)        --          --
                                 ----------  ----------  ----------  ----------
  Fair value of plan assets at
   end of year.................  $   13,655  $   12,324  $      --   $      --
                                 ==========  ==========  ==========  ==========
Overfunded (Unfunded) status of
 the plans.....................  $    2,544  $    1,227  $   (6,468) $   (5,872)
Unrecognized net loss/(gain)...        (664)        411      (1,952)     (2,828)
                                 ----------  ----------  ----------  ----------
Prepaid (accrued) benefit cost.  $    1,880  $    1,638  $   (8,420) $   (8,700)
                                 ==========  ==========  ==========  ==========
Weighted-Average Assumptions as
 of August 31:
Discount rate..................        7.75%       7.75%       7.75%       7.75%
Expected return on plan assets.        8.50%       8.50%
Rate of compensation increase..      Frozen      Frozen

                                                       Other Postretirement
                                  Pension Benefits           Benefits
                                 --------------------  ----------------------
                                 Year ended August
                                        31,            Year endedAugust 31,
                                 --------------------  ----------------------
                                  2000    1999   1998   2000    1999    1998
                                 ------  ------  ----  ------  ------  ------
Components of Net Periodic
 Benefit Cost (Credit):
Service cost.................... $   52  $   81  $409  $   15  $   19  $   18
Interest cost...................    844     787   786     436     354     363
Expected return on assets....... (1,060) (1,064) (972)    --      --      --
Amortization of actuarial
 (gain)/loss....................    --        1   --     (218)   (294)   (331)
                                 ------  ------  ----  ------  ------  ------
  Benefit cost (credit)......... $ (164) $ (195) $223  $  233  $   79  $   50
                                 ======  ======  ====  ======  ======  ======

   At August 31, 2000, the defined benefit pension plans consisted of three plans covering certain legacy Versa/Tek employees and executives. On March 31, 1999, the Versa/Tek Hourly Plan was merged into the Versa/Tek Salaried Plan, resulting in no change to the aggregate funding status of the two plans. In fiscal 1998,

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION) the Company amended the plans to freeze the accumulation of benefits. This change resulted in a decrease of approximately $1.9 million in the projected benefit obligation of Versa/Tek. Trust assets consist primarily of participating units in common stock and bond funds.

   Certain former employees of acquired businesses who retired before February 1, 1994 (and their dependents) have the option of being covered by one of several postretirement medical plans. Deferred vested employees who terminated employment before February 1, 1994 are also eligible for this postretirement benefit. In addition, retiree life insurance is available to all employees hired before 1988. The postretirement benefit liability related to these plans is unfunded. Most individuals receiving postretirement health care and life insurance benefits under the above programs are required to make monthly contributions to defray a portion of the cost. Retiree contributions are adjusted annually. Retirees currently do not contribute toward the cost of life insurance. The accounting for retiree health care benefits assumes retirees will continue to contribute toward the cost of such benefits.

   The health care cost trend rate used in the actuarial calculations was 9.0%, trending downward to 6.5% by the year 2009, and remaining level thereafter. A one percentage-point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by approximately $0.2 million and would not have a material effect on aggregate service and interest cost components.

   Defined Contribution Benefit Plans: Effective January 1, 1998, the Company merged its former Employee Savings Plan with the Applied Power Inc. Employee Stock Ownership Plan to create a single retirement program for eligible U.S. employees (the "401(k) Plan"). Substantially all of the Company's full-time U.S. employees are eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, the plan administrator acquires shares of Class A Common Stock on the open market and allocates such shares to accounts set aside for Company employees' retirements. Company core contributions generally equal 3% of each employee's annual cash compensation, subject to IRS limitations. Additionally, employees generally may contribute up to 15% of their base compensation. The Company also matches approximately 25% of each employee's contribution up to the employee's first 6% of earnings.

   In conjunction with the Distribution, the 401(k) Plan was split into two plans. Effective July 31, 2000, balances of APW Ltd. employee accounts were transferred into a new plan which provisions mirrored the 401(k) Plan in all material respects. Provisions under the 401(k) Plan remained unchanged after the Distribution.

   During the years ended August 31, 2000, 1999 and 1998, Company contributions to defined contribution benefit plans relating to continuing operations were approximately $2.4 million, $3.3 million and $2.6 million, respectively.

   Non-U.S. Benefit Plans: The Company contributes to a number of retirement programs, primarily government mandated, for employees outside the United States. Benefit expense under these programs amounted to approximately $0.8 million, $1.1 million, and $1.4 million in fiscal 2000, 1999 and 1998, respectively. As these plans are not significant, Applied Power does not determine the actuarial value of accumulated plan benefits or net assets available for benefits.

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

Note M--Income Taxes

   Income tax expense for continuing operations before extraordinary items is summarized below:

                                                        Year ended August 31,
                                                        -----------------------
                                                         2000    1999     1998
                                                        ------- -------  ------
      Currently Payable:
        Federal........................................ $11,848 $12,096  $3,347
        Foreign........................................   5,468   6,348   8,436
        State..........................................   1,848   2,583   1,801
                                                        ------- -------  ------
      Subtotals........................................  19,164  21,027  13,584
                                                        ------- -------  ------
      Deferred:
        Federal........................................     273     607  (3,672)
        Foreign........................................       8   1,823    (951)
        State..........................................      43    (627)    115
                                                        ------- -------  ------
      Subtotals........................................     324   1,803  (4,508)
                                                        ------- -------  ------
      Income tax expense............................... $19,488 $22,830  $9,076
                                                        ======= =======  ======

   Income tax expense differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate for continuing operations follows:

                                                        Year ended August 31,
                                                        -----------------------
      % of Pre-tax Earnings                              2000    1999    1998
      ---------------------                             ------- ------- -------
      Federal statutory rate...........................   35.0%   35.0%    35.0%
      State income taxes, net of Federal effect........    2.6     2.2     13.6
      Non-deductible amortization and other expenses...    6.6     2.9     33.0
      Net effects of foreign tax rates and credits.....   (2.8)   (1.5)    29.7
      Other items......................................   (0.4)    1.2    (11.9)
                                                        ------  ------  -------
      Effective tax rate...............................   41.0%   39.8%    99.4%
                                                        ======  ======  =======

   Temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities for continuing operations included the following items:

                                                        Year ended August 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
      Deferred income tax assets:
        Operating loss and state tax credit carry
         forwards.....................................  $    6,091  $    5,674
        Compensation and other employee benefits......       5,506       5,436
        Inventory items...............................       2,015       4,889
        Restructuring expenses........................       1,367       4,528
        Deferred income...............................       1,783         --
        Book reserves and other items.................       4,860       2,627
                                                        ----------  ----------
          Total deferred income tax assets............      21,622      23,154
        Valuation allowance...........................      (6,091)     (5,674)
                                                        ----------  ----------
          Net deferred income tax assets..............      15,531      17,480
      Deferred income tax liabilities:
        Depreciation and amortization.................      11,695      11,526
        Inventory items...............................         --        2,678
        Other items...................................       3,780       3,432
                                                        ----------  ----------
          Deferred income tax liabilities.............      15,475      17,636
                                                        ----------  ----------
          Net deferred income tax.....................  $       56  $     (156)
                                                        ==========  ==========

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

   The valuation allowance represents a reserve for foreign and domestic operating loss and state tax credit carryforwards for which utilization is uncertain. The increase in the valuation allowance represents the current year increase in such loss carryforwards. The majority of the foreign losses may be carried forward indefinitely. The state loss carryforwards expire in various years through 2015.

   Income taxes paid for both continuing and discontinued operations during fiscal 2000, 1999 and 1998 were $25.9 million, $37.2 million, and $49.7 million, respectively.

   The Company's policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings from continuing operations on which additional income taxes have not been provided amounted to approximately $24.6 million at August 31, 2000. If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $1.8 million would have been necessary as of August 31, 2000.

   APW Ltd. has agreed to indemnify Actuant against certain tax liabilities arising from the reorganization leading up to the Distribution. APW Ltd. recorded a $40.0 million tax provision as a result of their reorganization. Under a tax sharing agreement entered into with Actuant, APW Ltd. will be responsible for federal and state income taxes resulting from the reorganization transactions. Accordingly, the Company has recorded the tax liability owed and a related receivable due from APW Ltd. on its August 31, 2000 consolidated balance sheet. APW Ltd. bears the risk of any audit adjustments by the IRS or other taxing authorities challenging the reporting of the reorganization transactions. For tax periods ending on or before the Distribution, the tax sharing agreement also provides that APW Ltd. will be responsible for income taxes in excess of $1.0 million that arise from audit adjustments by the IRS or other taxing authorities to the separate taxable income of any APW Ltd. entity.

Note N--Business Segment, Geographic and Customer Information

   Prior to the Distribution, the Company had been reporting its financial results on the basis of two business segments, Industrial and Electronics. The Electronics segment is now included, in its entirety, in discontinued operations. Subsequent to the Distribution, the Company split the former Industrial segment into two distinct reportable segments, Tools & Supplies and Engineered Solutions, with separate and distinct operating management and strategies. The Tools & Supplies segment is primarily involved in the design, manufacture and distribution of tools and supplies to the construction, electrical wholesale, retail do-it-yourself, industrial and production automation markets. The Engineered Solutions segment focuses on developing and marketing value-added, customized systems for original equipment manufacturers in the recreational vehicle, automotive, truck, medical and industrial markets. Historical Industrial segment information has been restated to reflect the present two-segment reporting.

   The following tables summarize financial information from continuing operations by reportable segment. The information for Earnings (Loss) from Continuing Operations before Income Tax Expense includes the effects of the merger, restructuring and other non-recurring items discussed in Note H-- "Merger, Restructuring and Other Non-recurring Items." Fiscal 2000 results include $12.4 million in fees and expenses associated with the Distribution, with the entire amount being allocated to general corporate and other. Tools & Supplies results in fiscal 2000 include a $5.4 million loss for the disposition of certain product lines. Engineered Solutions results in fiscal 1999 include a $7.8 million pre-tax charge related to a contract termination, with a related recovery of

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

$1.4 million recorded on this contract termination during fiscal 2000. The $50.4 million restructuring and merger charge from fiscal 1998 was allocated by segment as follows: $24.6 million to Tools & Supplies, $10.0 million in Engineered Solutions and $15.8 million in general corporate and other. The $4.5 million asset impairment charge from fiscal 1998 was reported in the Engineered Solutions segment. Earnings (Loss) from Continuing Operations before Income Tax Expense for each reportable segment and geographic region does not include general corporate expenses, interest expense or currency exchange adjustments.

                                                   Year Ended August 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                --------  ----------  --------
      Net Sales:
        Tools & Supplies......................  $303,568  $  309,276  $305,706
        Engineered Solutions..................   368,073     386,428   331,773
                                                --------  ----------  --------
          Totals..............................  $671,642  $  695,704  $637,479
                                                ========  ==========  ========
      Earnings (Loss) from Continuing
       Operations before Income Tax Expense:
        Tools & Supplies......................  $ 36,150  $   31,210  $   (377)
        Engineered Solutions..................    53,529      35,547    28,282
        General corporate and other...........   (42,146)     (9,347)  (18,776)
                                                --------  ----------  --------
          Totals..............................  $ 47,533  $   57,410  $  9,129
                                                ========  ==========  ========
      Depreciation and Amortization:
        Tools & Supplies......................  $  9,733  $    9,718  $ 11,590
        Engineered Solutions..................    12,043      15,954    12,773
        General corporate and other...........       774         384       200
                                                --------  ----------  --------
          Totals..............................  $ 22,550  $   26,056  $ 24,563
                                                ========  ==========  ========
      Capital Expenditures:
        Tools & Supplies......................  $  6,103  $    9,127  $  6,992
        Engineered Solutions..................     4,787       9,890    11,976
        General corporate and other...........       524       3,868     6,246
                                                --------  ----------  --------
          Totals..............................  $ 11,414  $   22,885  $ 25,214
                                                ========  ==========  ========

                                                    August 31,
                                                --------------------
                                                  2000       1999
                                                --------  ----------
      Assets:
        Tools & Supplies......................  $209,000  $  194,236
        Engineered Solutions..................   130,893     247,414
        Net assets of discontinued operations.       --      598,458
        General corporate and other...........    77,088      19,764
                                                --------  ----------
          Totals..............................  $416,981  $1,059,872
                                                ========  ==========

   The following tables summarize financial information from continuing operations by geographic region. The information for Earnings (Loss) from Continuing Operations before Income Tax Expense includes the effects of the merger, restructuring and other non-recurring items discussed in Note H-- "Merger, Restructuring and Other Non-recurring Items." Fiscal 2000 results include $12.4 million in fees and expenses associated with the Distribution, with the entire amount being allocated to general corporate and other. North America results in fiscal 2000 include a $1.9 million loss for the disposition of two product lines. A $3.5 million loss on the sale of

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

Norelem, S.A. is reflected in Europe's results for fiscal 2000. North America results in fiscal 1999 include a $7.8 million pre-tax charge related to a contract termination, with a related recovery of $1.4 million recorded on this contract termination during fiscal 2000. Fiscal 1998 results include a $50.4 million restructuring and merger charge that was allocated by geographic region as follows: $21.6 million in North America, $6.9 million in Europe, $4.3 million in Japan and Asia Pacific, $1.8 million in Latin America and $15.8 million in general corporate and other. The $4.5 million asset impairment charge from fiscal 1998 was reported in the Europe region.

                                                   Year Ended August 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                --------  ----------  --------
      Net sales:
        North America.........................  $454,789  $  468,023  $434,357
        Europe................................   176,525     190,473   159,534
        Japan and Asia Pacific................    29,906      27,003    31,331
        Latin America.........................    10,422      10,205    12,257
                                                --------  ----------  --------
          Totals..............................  $671,642  $  695,704  $637,479
                                                ========  ==========  ========
      Earnings (Loss) from Continuing
       Operations Before Income Tax Expense:
        North America.........................  $ 66,743  $   41,029  $ 20,397
        Europe................................    19,145      24,053    11,132
        Japan and Asia Pacific................     2,580        (203)   (1,941)
        Latin America.........................     1,211       1,878    (1,683)
        General corporate and other...........   (42,146)     (9,347)  (18,776)
                                                --------  ----------  --------
          Totals..............................  $ 47,533  $   57,410  $  9,129
                                                ========  ==========  ========

                                                    August 31,
                                                --------------------
                                                  2000       1999
                                                --------  ----------
      Assets:
        North America.........................  $268,020  $  321,461
        Europe................................    46,574      95,019
        Japan and Asia Pacific................    19,676      18,404
        Latin America.........................     5,623       6,766
        Net assets of discontinued operations.       --      598,458
        General corporate and other...........    77,088      19,764
                                                --------  ----------
          Totals..............................  $416,981  $1,059,872
                                                ========  ==========

   Corporate assets, which are not allocated, represent principally cash, capitalized debt financing costs, and deferred income taxes, and at August 31, 2000, a $40.9 million receivable due from APW Ltd.

   The Company's largest customer accounted for 4.7% of its sales in fiscal 2000 and fiscal 1999, and 4.0% of its sales in fiscal 1998. Export sales from domestic operations were less than 10% of total net sales in each of the periods presented.

Note O--Contingencies and Litigation

   The Company had outstanding letters of credit totaling $9.3 million and $1.9 million at August 31, 2000 and 1999, respectively. The letters of credit generally serve as collateral for liabilities included in the Consolidated Balance Sheets and indemnification obligations relating to divested businesses.

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

   The Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor, patent claims and commission disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and such loss can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company will assume and indemnify APW Ltd. With respect to those proceedings involving the Industrial businesses, while APW Ltd. will indemnify Actuant with respect to the Electronics businesses.

   The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs are expensed or capitalized depending on their future economic benefits. Expenditures that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental expenditures over the last three years have not been material. Although the level of future expenditures for environmental remediation is impossible to determine with any degree of certainty, it is management's opinion that such costs will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Environmental remediation accruals of $2.1 million and $1.3 million were included in the Consolidated Balance Sheets at August 31, 2000 and 1999, respectively.

   On August 9, 2000, Applied Power Inc.'s board of directors approved an executive stock purchase plan (the "Executive Stock Purchase Plan") to assist the Company's executive officers in meeting their Actuant stock ownership requirements. Under terms of the Executive Stock Purchase Plan, eligible officers may borrow funds of up to four times their respective base salaries under a company-arranged loan program for the sole purpose of acquiring Actuant common stock on the open market. Full recourse loans under the program are made between a domestic financial institution and the executive officer. The Company has provided a guarantee to the financial institution in the amount of the aggregate outstanding loan balance. It also reimburses participants for cash interest paid on such loans in excess of 4.0%. At August 31, 2000, the aggregate amount of officer loans under the program that were guaranteed by the Company was $2.5 million, at an average cost of 9.37%. Expense recognized by the Company as of August 31, 2000 related to its share of the interest was not significant. Generally, the executive retains the risk of any market gain or loss on the shares purchased. If the purchased shares are sold four years or longer after their purchase, the Company has agreed to reimburse 50% of any realized loss on the sale. At August 31, 2000, no purchased shares were below acquired value.

Note P--Subsequent Events

   On October 25, 2000 the board of directors authorized a one-for-five reverse stock split. The reverse stock split requires shareholder approval and will be voted on by the shareholders at the January 9, 2001 Annual Meeting of Shareholders. If approved, the effective date of the reverse stock split will be twelve business days after the annual meeting.

Note Q--Guarantor Condensed Financial Statements

   In connection with the Distribution, Actuant issued the 13% Notes (see Note I--"Debt"). Certain of the Company's U.S. subsidiaries (the "Guarantors") are guarantors of the 13% Notes. The following tables present the results of operations, financial position and cash flows of Applied Power Inc. and its subsidiaries, the Guarantors and non-guarantor entities, and the eliminations necessary to arrive at the information for the Company on a condensed consolidated basis.

   General corporate expenses have not been allocated to subsidiaries, and are all included under the Applied Power Inc. heading. As a matter of course, the Company retains certain assets and liabilities at the corporate

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION) level (Applied Power Inc. column in the following tables) which are not allocated to subsidiaries including, but not limited to, certain employee benefit, insurance, financing, and tax liabilities. Income tax provisions for domestic Applied Power Inc. subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the corporate level. Additionally, substantially all of the indebtedness of the Company has historically been, and continues to be, carried at the corporate level and is therefore included in the Applied Power Inc. column in the following tables. However, the Company and certain of its subsidiaries were party to the accounts receivable financing facility (see Note E--"Accounts Receivable Financing"). To the extent a given subsidiary had receivables sold under the facility at the balance sheet date, its respective receivable balance has been adjusted to reflect such sales. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries of the Company or with Applied Power Inc.

                 APPLIED POWER INC (d/b/a ACTUANT CORPORATION)

                CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

                                         Year Ended August 31, 2000
                         -----------------------------------------------------------
                          Applied                  Non
                         Power Inc.  Guarantors Guarantors Eliminations Consolidated
                         ----------  ---------- ---------- ------------ ------------
Net sales............... $  84,682    $260,395   $326,565    $    --      $671,642
Cost of products sold...    49,408     169,655    210,413         --       429,476
                         ---------    --------   --------    --------     --------
  Gross profit..........    35,274      90,740    116,152         --       242,166
Operating expenses......    41,495      38,068     70,807                  150,370
Amortization of
 intangible assets......         9       5,851      1,670         --         7,530
                         ---------    --------   --------    --------     --------
  Operating (loss)
   earnings.............    (6,230)     46,821     43,675         --        84,266
Other expense (income):
  Intercompany activity,
   net..................    45,540     (29,333)     4,433     (20,640)         --
  Net financing costs...   106,520     (70,091)     1,241         --        37,670
  Other (income)
   expense--net.........    (2,110)      1,743       (570)        --          (937)
                         ---------    --------   --------    --------     --------
(Loss) Earnings from
 continuing operations
 before income tax
 (benefit) expense......  (156,180)    144,502     38,571      20,640       47,533
Income tax (benefit)
 expense................   (14,656)     29,791      4,391         (38)      19,488
                         ---------    --------   --------    --------     --------
(Loss) Earnings from
 continuing operations..  (141,524)    114,711     34,180      20,678       28,045
Earnings from
 discontinued
 operations.............       --          --         585         --           585
Extraordinary gain
 (loss), net of taxes:
  Early extinguishment
   of debt..............   (14,708)                                        (14,708)
  Sale of subsidiaries..    65,353         --     (12,186)        --        53,167
                         ---------    --------   --------    --------     --------
Net (loss) earnings..... $ (90,879)   $114,711   $ 22,579    $ 20,678     $ 67,089
                         =========    ========   ========    ========     ========

                 APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

                 CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

                                         Year Ended August 31, 1999
                         ----------------------------------------------------------
                          Applied                 Non
                         Power Inc. Guarantors Guarantors Eliminations Consolidated
                         ---------- ---------- ---------- ------------ ------------
Net sales...............  $ 86,671   $253,799   $355,234    $    --      $695,704
Cost of products sold...    52,088    164,463    226,469         --       443,020
                          --------   --------   --------    --------     --------
  Gross profit..........    34,583     89,336    128,765         --       252,684
Operating expenses......    39,709     39,504     65,282                  144,495
Amortization of
 intangible assets......         9      7,028      1,711         --         8,748
                          --------   --------   --------    --------     --------
  Operating (loss)
   earnings.............    (5,135)    42,804     61,772         --        99,441
Other expense (income):
  Intercompany activity,
   net..................       415    (36,168)     4,256      31,497          --
  Net financing costs...    35,441      4,185      1,555         --        41,181
  Other (income)
   expense--net.........       (61)       (51)       962         --           850
                          --------   --------   --------    --------     --------
(Loss) Earnings from
 continuing operations
 before income tax
 (benefit) expense......   (40,930)    74,838     54,999     (31,497)      57,410
Income tax (benefit)
 expense................   (14,106)    29,459     16,267      (8,790)      22,830
                          --------   --------   --------    --------     --------
(Loss) Earnings from
 continuing operations..   (26,824)    45,379     38,732     (22,707)      34,580
Earnings from
 discontinued
 operations.............       --         --      44,817         --        44,817
                          --------   --------   --------    --------     --------
Net (loss) earnings.....  $(26,824)  $ 45,379   $ 83,549    $(22,707)    $ 79,397
                          ========   ========   ========    ========     ========

                                         Year Ended August 31, 1998
                         ----------------------------------------------------------
                          Applied                 Non
                         Power Inc. Guarantors Guarantors Eliminations Consolidated
                         ---------- ---------- ---------- ------------ ------------
Net sales...............  $ 90,447   $213,958   $333,074    $    --      $637,479
Cost of products sold...    61,200    139,017    236,377         --       436,594
                          --------   --------   --------    --------     --------
  Gross profit..........    29,247     74,941     96,697         --       200,885
Operating expenses......    60,306     36,859     81,870                  179,035
Amortization of
 intangible assets......        53      9,127      3,402         --        12,582
                          --------   --------   --------    --------     --------
  Operating (loss)
   earnings.............   (31,112)    28,955     11,425         --         9,268
Other (income) expense:
  Intercompany activity,
   net..................      (509)    (4,241)     3,798         952          --
  Net financing costs...     7,073      2,904      2,558         --        12,535
  Gain on life insurance
   policy...............    (1,709)       --         --          --        (1,709)
  Gain on sale of
   building.............    (9,815)       --         --          --        (9,815)
  Other (income)
   expense--net.........    (2,107)        76      1,159         --          (872)
                          --------   --------   --------    --------     --------
(Loss) Earnings from
 continuing operations
 before income tax
 (benefit) expense......   (24,045)    30,216      3,910        (952)       9,129
Income tax (benefit)
 expense................    (7,536)    13,741     14,579      11,708        9,076
                          --------   --------   --------    --------     --------
(Loss) Earnings from
 continuing operations..   (16,509)    16,475    (10,669)     10,756           53
Earnings from
 discontinued
 operations.............       --         --      26,634         --        26,634
                          --------   --------   --------    --------     --------
Net (loss) earnings.....  $(16,509)  $ 16,475   $ 15,965    $ 10,756     $ 26,687
                          ========   ========   ========    ========     ========

                 APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                               August 31, 2000
                         -------------------------------------------------------------
                           Applied                  Non
                         Power Inc.   Guarantors Guarantors  Eliminations Consolidated
                         -----------  ---------- ----------  ------------ ------------
         ASSETS
Current assets
  Cash and cash
   equivalents.......... $     5,076   $    721  $   4,099       $--       $   9,896
  Accounts receivable,
   net..................      13,837     36,870     32,846        --          83,553
  Inventories, net......      10,528     45,317     11,755        --          67,599
  Receivable from APW
   Ltd..................      32,894        --         --         --          32,894
  Prepaid expenses......         699        567      3,964        --           5,230
  Deferred income taxes.       3,965          6        571        --           4,542
                         -----------   --------  ---------       ----      ---------
    Total current
     assets.............      66,999     83,481     53,234        --         203,714
Net property, plant and
 equipment..............       5,010     35,473      8,685        --          49,168
Goodwill, net...........         --     111,246      5,102        --         116,348
Other intangibles, net..          19     20,911        110        --          21,040
Other assets............      26,098        133        479        --          26,711
                         -----------   --------  ---------       ----      ---------
Total assets............ $    98,126   $251,245  $  67,610       $--       $ 416,981
                         ===========   ========  =========       ====      =========
 LIABILITIES AND EQUITY
Current liabilities
  Short-term borrowings. $       --    $    --   $   1,259       $--       $   1,259
  Trade accounts
   payable..............       6,602     25,210     11,644        --          43,455
  Accrued compensation
   and benefits.........       7,405      4,164      4,796        --          16,365
  Income taxes payable..     (23,518)    30,660     32,710        --          39,852
  Other current
   liabilities..........       7,671      8,534      9,106        --          25,312
                         -----------   --------  ---------       ----      ---------
    Total current
     liabilities........      (1,840)    68,568     59,515        --         126,243
Long-term debt..........     430,675        540        --         --         431,215
Deferred income taxes...       5,769       (741)      (542)       --           4,486
Other deferred
 liabilities............      17,818       (462)       636        --          17,992
Intercompany balances,
 net....................     687,060    (51,240)  (635,819)                      --
Total shareholders'
 (deficit) equity.......  (1,041,356)   234,581    643,821        --        (162,955)
                         -----------   --------  ---------       ----      ---------
Total liabilities and
 shareholders' equity... $    98,126   $251,246  $  67,611       $--       $ 416,981
                         ===========   ========  =========       ====      =========

                 APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                              August 31, 1999
                         ------------------------------------------------------------
                          Applied                   Non
                         Power Inc.  Guarantors  Guarantors Eliminations Consolidated
                         ----------  ----------  ---------- ------------ ------------
         ASSETS
Current assets
  (Overdrafts) cash and
   cash equivalents..... $    (734)  $    (591)   $  8,581   $     --     $    7,256
  Accounts receivable,
   net..................     6,310       6,268      50,924         --         63,502
  Inventories, net......    13,802      42,474      44,448         --        100,724
  Prepaid expenses......    26,910     (11,923)     (6,218)        --          8,769
  Deferred income taxes.     4,228           7       3,329         --          7,564
                         ---------   ---------    --------   ---------    ----------
    Total current
     assets.............    50,516      36,235     101,064         --        187,815
Net property, plant and
 equipment..............     6,135      36,987      35,876         --         78,998
Goodwill, net...........       --      114,698      43,750         --        158,448
Other intangibles, net..       253      25,524       5,210         --         30,987
Net assets of
 discontinued
 operations.............       --          --      598,458         --        598,458
Other assets............     2,902       1,038       1,226         --          5,166
                         ---------   ---------    --------   ---------    ----------
Total assets............ $  59,806   $ 214,482    $785,584   $     --     $1,059,872
                         =========   =========    ========   =========    ==========
 LIABILITIES AND EQUITY
Current liabilities
  Short-term borrowings
   (investments)........ $   2,715   $     350    $ (2,835)  $     --     $      230
  Trade accounts
   payable..............     7,268      19,429      25,664         --         52,361
  Accrued compensation
   and benefits.........     7,769       4,765       7,806         --         20,340
  Other current
   liabilities..........     6,709       9,418       7,464         --         23,591
                         ---------   ---------    --------   ---------    ----------
    Total current
     liabilities........    24,461      33,962      38,099         --         96,522
Long-term debt..........   519,810         650         556         --        521,016
Deferred income taxes...    (1,353)       (741)      9,814         --          7,720
Other deferred
 liabilities............    12,425       2,098       2,262         --         16,785
Intercompany balances,
 net....................   (12,040)   (620,716)    (65,543)    698,299           --
Total shareholders'
 (deficit) equity.......  (483,497)    799,229     800,396    (698,299)      417,829
                         ---------   ---------    --------   ---------    ----------
Total liabilities and
 shareholders' equity... $  59,806   $ 214,482    $785,584   $     --     $1,059,872
                         =========   =========    ========   =========    ==========

                 APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                         Year Ended August 31, 2000
                          ---------------------------------------------------------
                          Applied
                           Power                  Non
                            Inc.    Guarantors Guarantors Eliminations Consolidated
                          --------  ---------- ---------- ------------ ------------
Operating activities
  (Loss) Earnings from
   continuing
   operations...........  $(90,879)  $114,711   $ 21,994    $ 20,678    $  66,504
  Adjustments to
   reconcile (loss)
   earnings from
   continuing operations
   to cash provided by
   operating activities
   of continuing
   operations:
    Depreciation and
     amortization.......     1,969     12,024      8,557         --        22,550
    Net extraordinary
     gain on sale of
     subsidiaries.......   (65,353)       --      13,886         --       (51,467)
    Provision for
     deferred income
     taxes..............     7,385          1     (7,062)        --           324
    Non-cash losses on
     product line
     dispositions.......       --         596      1,327         --         1,923
    Loss on sale of
     business...........       --         --       3,457         --         3,457
    Extraordinary loss
     on early
     extinguishment
     of debt............    24,569        --         --          --        24,569
    Changes in operating
     assets and
     liabilities, net...   (19,432)   (12,634)    56,257     (20,678)       3,513
                          --------   --------   --------    --------    ---------
Cash (used in) provided
 by operating activities
 of continuing
 operations.............  (141,741)   114,698     98,416         --        71,373
Discontinued operations.       --         --      43,360         --        43,360
                          --------   --------   --------    --------    ---------
Total cash (used in)
 provided by operating
 Activities.............  (141,741)   114,698    141,776         --       114,733
Investing activities
  Proceeds from sale of
   property, plant and
   Equipment............       --         --         835         --           835
  Additions to property,
   plant and equipment..      (729)    (5,612)    (5,100)        --       (11,441)
  Proceeds on sales of
   subsidiaries, net of
   cash sold............   150,759        --      18,974         --       169,733
  Discontinued
   operations...........       --         --     (52,510)        --       (52,510)
                          --------   --------   --------    --------    ---------
Cash provided by (used
 in) investing
 activities.............   150,030     (5,612)   (37,801)                 106,617
Financing activities
  Net principal
   borrowings on long-
   term debt............   (85,240)       --         --          --       (85,240)
  Debt financing cost
   and early
   extinguishment fees..   (33,899)       --         --          --       (33,899)
  (Decreases in)
   additions to
   receivables financing
   facility.............    (7,671)   (32,100)   (13,687)        --       (53,458)
  Dividends paid on
   common stock.........    (1,789)       --         --          --        (1,789)
  Stock option exercises
   and other............     3,838        --         --          --         3,838
  Intercompany
   (receivables)
   payables.............   122,282    (75,674)   (46,608)        --           --
  Discontinued
   operations...........       --         --     (66,175)        --       (66,175)
                          --------   --------   --------    --------    ---------
Cash (used in) provided
 by financing
 activities.............    (2,479)  (107,774)  (126,470)        --      (236,723)
Effect of exchange rate
 changes on cash........       --         --        (272)        --          (272)
                          --------   --------   --------    --------    ---------
Net (decrease) increase
 in cash and cash
 Equivalents............     5,810      1,312    (22,767)        --       (15,645)
Effect of change in cash
 of discontinued
 Operations.............       --         --      18,285         --        18,285
Cash and cash
 equivalents--beginning
 of year................      (734)      (591)     8,581         --         7,256
                          --------   --------   --------    --------    ---------
Cash and cash
 equivalents--end of
 year...................  $  5,076   $    721   $  4,099    $    --     $   9,896
                          ========   ========   ========    ========    =========

                 APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                          Year Ended August 31, 1999
                          ------------------------------------------------------------
                           Applied                  Non
                          Power Inc.  Guarantors Guarantors  Eliminations Consolidated
                          ----------  ---------- ----------  ------------ ------------
Operating activities
  (Loss) Earnings from
   continuing
   operations...........  $ (26,824)   $ 45,379  $  38,732     $(22,707)   $  34,580
  Adjustments to
   reconcile (loss)
   earnings from
   continuing operations
   to cash provided by
   operating activities
   of continuing
   operations:
    Depreciation and
     amortization.......      2,133      12,431     11,492          --        26,056
    Gain on sale of
     assets.............        --          --        (323)         --          (323)
    Provision for
     deferred income
     taxes..............      1,629        (101)       276                     1,804
    Restructuring and
     other one-time
     charges, net of
     income tax benefit.      4,694         --         --           --         4,694
    Changes in operating
     assets and
     liabilities, net...    (14,403)      2,878    (47,087)     (22,707)     (35,905)
Cash (used in) provided
 by operating activities
 of continuing
 operations ............    (32,771)     60,587      3,090          --        30,906
Discontinued operations.        --          --     119,483          --       119,483
                          ---------    --------  ---------     --------    ---------
Total cash (used in)
 provided by operating
 activities.............    (32,771)     60,587    122,573          --       150,389
Investing activities
  Proceeds from sale of
   property, plant and
   equipment............          3         --       4,881          --         4,884
  Additions to property,
   plant and equipment..     (2,682)     (6,528)   (13,675)         --       (22,885)
  Business acquisitions,
   net of cash acquired.     (7,320)        --         --           --        (7,320)
  Discontinued
   operations...........        --          --    (435,337)         --      (435,337)
                          ---------    --------  ---------     --------    ---------
Cash used in investing
 activities.............     (9,999)     (6,528)  (444,131)         --      (460,658)
Financing activities
  Net principal
   borrowings on long-
   term debt............    403,349         --         --           --       403,349
  (Decreases in)
   additions to
   receivables financing
   facility.............       (835)      2,469        --           --         1,634
  Proceeds from
   sale/leaseback
   transactions.........      6,293         --         --           --         6,293
  Dividends paid on
   common stock.........     (2,339)        --         --           --        (2,339)
  Stock option exercises
   and other............      4,552         --         --           --         4,552
  Intercompany
   (receivables)
   payables.............   (372,397)    (57,194)   429,591          --           --
  Discontinued
   operations...........        --          --     (86,790)         --       (86,790)
                          ---------    --------  ---------     --------    ---------
Cash provided by (used
 in) financing
 activities.............     38,623     (54,725)   342,801          --       326,699
Effect of exchange rate
 changes on cash........        --          --        (521)         --          (521)
                          ---------    --------  ---------     --------    ---------
Net (decrease) increase
 in cash and cash
 equivalents............     (4,147)       (666)    20,722          --        15,909
Effect of change in cash
 of discontinued
 operations.............        --          --     (13,722)         --       (13,722)
Cash and cash
 equivalents--beginning
 of year................      3,413          75      1,581          --         5,069
                          ---------    --------  ---------     --------    ---------
Cash and cash
 equivalents--end of
 year...................  $    (734)   $   (591) $   8,581     $    --     $   7,256
                          ---------    --------  ---------     --------    ---------
                          =========    ========  =========     ========    =========

                 APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                          Year Ended August 31, 1998
                          ------------------------------------------------------------
                           Applied                  Non
                          Power Inc.  Guarantors Guarantors  Eliminations Consolidated
                          ----------  ---------- ----------  ------------ ------------
Operating activities
  (Loss) Earnings from
   continuing
   operations...........  $ (16,509)   $ 16,475  $ (10,669)    $ 10,756    $      53
  Adjustments to
   reconcile (loss)
   earnings from
   continuing operations
   to cash provided by
   operating activities
   of continuing
   operations:
    Depreciation and
     amortization.......      2,565      14,055      7,943          --        24,563
    Gain from sale of
     assets.............        --          --      (9,899)         --        (9,899)
    Provision for
     deferred income
     taxes..............       (120)       (478)    (3,910)         --        (4,508)
Restructuring and other
 one-time charges, net
 of income tax benefit..      4,311       6,573     30,857          --        41,741
Changes in operating
 assets and liabilities,
 net....................     (6,043)     14,883     11,282      (10,756)       9,366
                          ---------    --------  ---------     --------    ---------
Cash (used in) provided
 by operating activities
 of continuing
 operations.............    (15,796)     51,508     25,604          --        61,316
Discontinued operations.        --          --      68,351          --        68,351
                          ---------    --------  ---------     --------    ---------
Total cash (used in)
 provided by operating
 activities.............    (15,796)     51,508     93,955                   129,667
Investing activities
  Proceeds from sale of
   property, plant and
   equipment............        --           37     16,871          --        16,908
  Additions to property,
   plant and equipment..     (2,588)     (8,764)   (13,862)         --       (25,214)
  Business acquisitions,
   net of cash acquired.   (135,727)        --         --           --      (135,727)
  Product line
   dispositions and
   other................        --          --       6,061          --         6,061
  Discontinued
   operations...........        --          --    (313,999)         --      (313,999)
                          ---------    --------  ---------     --------    ---------
Cash used in investing
 activities.............   (138,315)     (8,727)  (304,929)         --      (451,971)
Financing activities
  Net principal
   borrowings on long-
   term debt............    102,591         --         --           --       102,591
  Additions to
   receivables financing
   facility.............      3,917      21,482        --           --        25,399
  Dividends paid on
   common stock.........     (2,564)        --         --           --        (2,564)
  Stock option exercises
   and other............      6,855         --         --           --         6,855
  Intercompany payables
   (receivables)........     40,322     (64,064)    23,722          --           --
  Discontinued
   operations...........        --          --     165,348          --       165,348
                          ---------    --------  ---------     --------    ---------
Cash provided by (used
 in) financing
 activities.............    151,121     (42,582)   189,090          --       297,629
Effect of exchange rate
 changes on cash........        --          --        (882)         --          (882)
                          ---------    --------  ---------     --------    ---------
Net (decrease) increase
 in cash and cash
 equivalents............     (2,990)        199    (22,766)         --       (25,557)
Effect of change in cash
 of discontinued
 operations.............        --          --       7,769          --         7,769
Cash and cash
 equivalents--beginning
 of year................      6,403        (124)     6,719          --        12,998
Effect of ZERO excluded
 period.................        --          --       9,859          --         9,859
                          ---------    --------  ---------     --------    ---------
Cash and cash
 equivalents--end of
 year...................  $   3,413    $     75  $   1,581     $    --     $   5,069
                          =========    ========  =========     ========    =========

                               SUPPLEMENTARY DATA

   Unaudited quarterly financial data for the Company for 2000 and 1999 is included in Item 8--"Financial Statements and Supplementary Data."

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Directors of Applied Power Inc.:

   Our audits on the consolidated financial statements referred to in our report dated September 27, 2000 on page 33 of this Form 10-K also included an audit of the information set forth in the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
September 27, 2000

                 APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                    Accounts            Deductions
                                               ------------------- --------------------
                                       Effect                       Accounts
                           Balance at    of    Charged to          Written Off                    Balance
                           Beginning  Excluded Costs and    Net       Less       Net              at End
       Description         of Period  Activity  Expenses  Acquired Recoveries  Disposed Other(1) of Period
       -----------         ---------- -------- ---------- -------- ----------- -------- -------- ---------

 Deducted from assets to
 Which they apply:


 Allowance for losses--
  Trade accounts
  receivable:
 August 31, 2000.........   $ 4,070     $--     $   977     $--      $   202    $  846   $(190)   $ 3,809
                            =======     ====    =======     ====     =======    ======   =====    =======
 August 31, 1999.........   $ 4,259     $--     $ 1,155     $--      $ 1,407    $  --    $  63    $ 4,070
                            =======     ====    =======     ====     =======    ======   =====    =======
 August 31, 1998.........   $ 4,039     $ 15    $ 1,723     $213     $ 1,252    $  --    $(479)   $ 4,259
                            =======     ====    =======     ====     =======    ======   =====    =======
 Allowance for losses--
  Inventory:
 August 31, 2000.........   $ 9,306     $--     $   537     $--      $   760    $3,404   $(330)   $ 5,349
                            =======     ====    =======     ====     =======    ======   =====    =======
 August 31, 1999.........   $28,081     $--     $ 2,237     $250     $21,357    $  --    $  95    $ 9,306
                            =======     ====    =======     ====     =======    ======   =====    =======
 August 31, 1998.........   $11,928     $253    $23,514     $985     $ 8,177    $  --    $(422)   $28,081
                            =======     ====    =======     ====     =======    ======   =====    =======

--------
(1) Primarily includes foreign currency fluctuations.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Applied Power Inc.
                                          (Registrant)

                                                 /s/ Andrew G. Lampereur
                                          By: _________________________________
                                                   Andrew G. Lampereur
                                                 Chief Financial Officer

Dated: November 27, 2000

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

                 Signature                                     Title
                 ---------                                     -----


          /s/ Richard G. Sim                Chairman of the Board, Director
___________________________________________
               Richard G. Sim

       /s/ Robert C. Arzbaecher             President and Chief Executive Officer,
___________________________________________   Director
           Robert C. Arzbaecher

        /s/ H. Richard Crowther             Director
___________________________________________
            H. Richard Crowther

        /s/ Richard A. Kashnow              Director
___________________________________________
            Richard A. Kashnow

         /s/ Bruce S. Chelberg              Director
___________________________________________
             Bruce S. Chelberg

                                            Director
___________________________________________
             William P. Sovey

         /s/ Gustav H.P. Boel               Director
___________________________________________
             Gustav H.P. Boel

--------
   * Each of the above signatures is affixed as of November 27, 2000

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)
                              (the "Registrant")
                         (Commission File No. 1-11288)

                          ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 2000

                               INDEX TO EXHIBITS

                                                                                       Filed
 xhibitE               Description               Incorporated Herein By Reference To  Herewith
-------   ------------------------------------  ------------------------------------  --------
  2.1     Agreement and Plan of Merger, dated   Exhibit (c)(1) to the Registrant's
          as of September 2, 1997, among        Tender Offer Statement on Schedule
          Applied Power Inc., TVPA Corp. and    14D-1 filed on September 5, 1997
          Versa Technologies, Inc.              (File No. 5-13342)

 2.2     (a) Agreement and Plan of Merger,     Appendix A to the Joint Proxy
         dated as of April 6, 1998, by and     Statement/Prospectus contained in
         among Applied Power Inc., ZERO        the Registrant's Registration
         Corporation and STB Acquisition       Statement on Form S-4 (File No. 333-
         Corporation                           58267)

         (b) Certified copy of Certificate of  Exhibit 2.2 to the Registrant's Form
         Merger of STB Acquisition             8-K dated July 31, 1998
         Corporation with and into ZERO
         Corporation, dated July 31, 1998

 3.1     Restated Articles of Incorporation    Exhibit 4.1 to the Registrant's
         of the Registrant (dated as of        Registration Statement on Form S-8
         February 13, 1998)                    (File No. 333-46469)

 3.2     Amended and Restated Bylaws of the    Exhibit 3.2 to the Registrant's Form
         Registrant (effective as of January   10-K for the fiscal year ended
         8, 1997)                              August 31, 1997 ("1997 10-K")

 3.3     Amendment to Bylaws                                                            X

 4+

 4.4     Articles III, IV and V the Restated   See Exhibit 3.1 above
         Articles of Incorporation

 4.2     Agreement for Purchase and Sale,      Exhibit 19.2(a)-(g) to the
         Dated August 29, 1990, between        Registrant's Form 10-Q for quarter
         Minnesota Mining and Manufacturing    ended May 31, 1991
         Company and Applied Power Inc., and
         seven related Leases, each dated
         April 29, 1991, Between Bernard
         Garland and Sheldon Garland, d/b/a
         Garland Enterprises, as Landlord,
         and Applied Power Inc., as Tenant

 4.3     Credit Agreement dated as of July     Exhibit 10.8 to the Registrant's
         31, 2000 among Applied Power Inc.     Form 8-K dated as of August 14, 2000
         (doing business as Actuant            ("2000 8-K")
         Corporation), The Lenders Named
         Herein and Credit Suisse First
         Boston, as Lead Arranger, Collateral
         Agent and Administrative Agent,
         First Union National Bank
         Syndication Agent and ING (U.S.)
         Capital LLC Documentation Agent

--------
+Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled instruments, or any unfiled exhibits or schedules to filed instruments, defining the rights of security holders.

                                                                                       Filed
 xhibitE               Description               Incorporated Herein By Reference To  Herewith
-------   ------------------------------------  ------------------------------------  --------
  4.4     Registration Rights Agreement dated   Exhibit 10.11 to the 2000 Form 8-K
          August 1, 2000, relating to
          $200,000,000 Applied Power Inc. 13%
          Senior Subordinated Notes Due 2009

 4.5     Indenture, dated as of August 1,      Exhibit 10.12 to the 2000 Form 8-K
         2000, among Applied Power Inc. as
         issuer and the Subsidiary Guarantors
         and Bank One Trust Company, N.A.

 4.6     Purchase Agreement dated July 21,     Exhibit 10.13 to the 2000 Form 8-K
         2000, between Applied Power Inc. and
         the Initial Purchasers named therein

10.1*    Employment Agreement dated May 9,     Exhibit 10.1 to the Registrant's
         1994 between Applied Power Inc. and   Form 10-K for fiscal year ended
         Richard G. Sim (superseding           August 31, 1994
         Employment Agreement Dated July 5,
         1985, as amended)

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

         (b) Amendment to 1987 Plan adopted    See Exhibit 10.2(b)
         by board of directors on November 8,
         1989 and approved by shareholders on
         January 13, 1990

         (c) Amendment to 1987 Plan adopted    Exhibit 10.3(c) to 1997 10-K
         by board of directors on May 8, 1997

10.4*    (a) Applied Power Inc. 1990 Stock     Exhibit A to the Registrant's Proxy
         Option Plan adopted by Board of       Statement dated December 5, 1990 For
         Directors on August 9, 1990 and       1991 Annual Meeting of Shareholders
         Approved by shareholders on January
         7, 1991 ("1990 Plan")

--------
*Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                                       Filed
 xhibitE               Description               Incorporated Herein By Reference To  Herewith
-------   ------------------------------------  ------------------------------------  --------
          (b) Amendment to 1990 Plan adopted    Exhibit 10.5(b) to the Registrant's
          by board of directors on August 10,   Form 10-K for fiscal year ended
          1992 and approved by shareholders on  August 31, 1992
          January 7, 1993

         (c) Amendment to 1990 Plan adopted    Exhibit 10.4(c) to 1997 10-K
         by board of directors on May 8, 1997

10.5*    Description of Fiscal 2001                                                     X
         Management Bonus Arrangements

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

         (c) Amendment to 1989 Plan adopted    Exhibit 10.7(c) to the Registrant's
         by board of directors on October 31,  Form 10-K for fiscal year ended
         1996                                  August 31, 1996

10.8*    Outside Directors' Deferred           Exhibit 10.8 to the Registrant's
         Compensation Plan adopted by Board    Form 10-K for fiscal year ended
         of Directors on May 4, 1995           August 31, 1995

10.9*    (a) 1996 Stock Plan adopted by board  Annex A to the Registrant's Proxy
         of directors on August 8, 1996 and    Statement dated November 19, 1996
         proposed for shareholder approval on  for 1997 Annual Meeting of
         January 8, 1997                       Shareholders

         (b) Amendment to 1996 Stock Plan      Exhibit 10.10(b) to 1997 10-K
         adopted by board of directors on May
         8, 1997

10.11    Form of Contribution Agreement, Plan  Exhibit 10.11 to the Form 10
         and Agreement Regarding Litigation,   Registration Statement dated May 1,
         Claims and Other Liabilities between  2000 as amended filed by APW Ltd.
         API and APW, dated as of July 21,     (Commission File No. 1-15851) ("Form
         2000                                  10")

10.12    Form of General Assignment,           Exhibit 10.12 to the Form 10
         Assumption and Agreement Regarding
         Litigation, Claims and Other
         Liabilities between API and APW,
         dated as of July 21, 2000

10.13    Form of Transitional Trademark Use    Exhibit 10.13 to the Form 10
         and License Agreement between API
         and APW, dated as of July 21, 2000

10.14    Form of Insurance Matters Agreement   Exhibit 10.14 to the Form 10
         between API and APW, dated as of
         July 21, 2000

--------
*Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                                       Filed
 xhibitE               Description               Incorporated Herein By Reference To  Herewith
-------   ------------------------------------  ------------------------------------  --------
 10.15    Form of Bill of Sale and Assumption   Exhibit 10.15 to the Form 10
          of Liabilities between API and APW,
          dated as of July 21, 2000

10.16    Form of Employee Benefits and         Exhibit 10.16 to the Form 10
         Compensation Agreement between API
         and APW, dated as of July 21, 2000

10.17    Form of Tax Sharing and               Exhibit 10.17 to the Form 10
         Indemnification Agreement between
         API and APW, dated as of July 21,
         2000

10.18    Form of Interim Administrative        Exhibit 10.18 to the Form 10
         Services Agreement between API and
         APW, dated as of July 21, 2000

10.19    Form of Confidentiality and           Exhibit 10.19 to the Form 10
         Nondisclosure Agreement between API
         and APW, dated as of July 21, 2000

10.20    Form of Patent Assignment between     Exhibit 10.20 to the Form 10
         API and Wright Line Inc. (n/k/a APW
         Ltd.), dated as of July 21, 2000

10.21*   Form of Change in Control Agreement                                            X
         for certain named executives
         (Messrs. Brian Kobylinski, Joseph
         Kampschroer, Todd Hicks, Ralph
         Keller, Jerry Peiffer, Joe O'Connor,
         and Arthur Kerk)

10.22*   Actuant Corporation Executive Stock                                            X
         Purchase Plan

21       Subsidiaries of the Registrant                                                 X

23       Consent of PricewaterhouseCoopers                                              X
         LLP

24       Power of Attorney                     See Signature Page of this report

27.1     Financial Data Schedule                                                        X

--------
*Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.