Form 10-Q
period 2000-11-30
APPLIED POWER INC
filed 2001-01-05
CIK 6955

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

Mark One
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended November 30, 2000

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

                                (414) 352-4160
                                --------------
                        (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X     No _____
                              -----

The number of shares outstanding of the Registrant's Class A Common Stock as of December 29, 2000 was 39,642,501.

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)
                                   Form 10-Q
                    For the quarter ended November 30, 2000

                                     INDEX

                                                                                                        Page No.
                                                                                                        -------
PART I - FINANCIAL INFORMATION
------------------------------
Item 1 - Unaudited Condensed Consolidated Financial Statements

                 Condensed Consolidated Statements of Earnings -
                    Three Months Ended November 30, 2000 and 1999......................................      3

                 Condensed Consolidated Balance Sheets-
                    November 30, 2000 and August 31, 2000..............................................      4

                 Condensed Consolidated Statements of Cash Flows -
                    Three Months Ended November 30, 2000 and 1999......................................      5

                 Notes to Condensed Consolidated Financial Statements..................................   6-12

Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.............................................................  13-17

Item 3 - Quantitative and Qualitative Disclosures about Market Risk....................................  17-18


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K..............................................................     18

SIGNATURE
---------

PART I  - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                     Three Months Ended November 30,
                                                                                 ---------------------------------------
                                                                                      2000                   1999
                                                                                 ---------------       -----------------
Net Sales                                                                         $      117,520        $        173,041
Cost of Products Sold                                                                     75,690                 110,923
                                                                                 ---------------       -----------------

           Gross Profit                                                                   41,830                  62,118

Engineering, Selling and Administrative Expenses                                          21,570                  33,638
Amortization of Intangible Assets                                                          1,499                   1,979
Contract Termination Recovery                                                                 --                  (1,446)
                                                                                 ---------------       -----------------

           Operating Earnings                                                             18,761                  27,947

Other Expense (Income):
           Net financing costs                                                            12,971                  10,450
           Other-- net                                                                    (1,462)                   (410)
                                                                                 ---------------       -----------------

Earnings Before Income Tax Expense                                                         7,252                  17,907

Income Tax Expense                                                                         2,968                   6,916
                                                                                 ---------------       -----------------

Net Earnings from Continuing Operations                                                    4,284                  10,991

Earnings from Discontinued Operations, net of Income Taxes                                    --                  12,691
                                                                                 ---------------       -----------------
Net Earnings                                                                      $        4,284        $         23,682
                                                                                 ===============       =================

Basic Earnings Per Share:
   Continuing Operations                                                          $         0.11        $           0.28
   Discontinued Operations                                                                    --                    0.33
                                                                                 ===============       =================
   Total                                                                          $         0.11        $           0.61
                                                                                 ===============       =================

Diluted Earnings Per Share:
   Continuing Operations                                                          $         0.10        $           0.27
   Discontinued Operations                                                                    --                    0.32
                                                                                 ===============       =================
   Total                                                                          $         0.10        $           0.59
                                                                                 ===============       =================

Weighted Average Common Shares Outstanding:
   Basic                                                                                  39,636                  38,992
   Diluted                                                                                41,812                  40,312


     See accompanying Notes to Condensed Consolidated Financial Statements

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                                      November 30,          August 31,
                                                                                          2000                 2000
                                                                                   -----------------      --------------
                                                                                       (Unaudited)
                                             ASSETS
Current Assets:
         Cash and cash equivalents                                                      $   3,152            $   9,896
         Net accounts receivable                                                           83,784               83,553
         Net inventories                                                                   66,263               67,599
         Receivable from APW Ltd.                                                              --               32,894
         Prepaid expenses                                                                   5,024                5,230
         Deferred income taxes                                                              4,463                4,542
                                                                                        ---------            ---------
                 Total Current Assets                                                     162,686              203,714

Net Property, Plant and Equipment                                                          48,569               49,168
Net Goodwill                                                                              115,367              116,348
Net Other Intangibles                                                                      20,456               21,040
Other Assets                                                                               28,598               26,711
                                                                                        ---------            ---------

Total Assets                                                                            $ 375,676            $ 416,981
                                                                                        =========            =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Short-term borrowings                                                          $     633            $   1,259
         Trade accounts payable                                                            40,537               43,455
         Accrued compensation and benefits                                                 13,383               16,365
         Income taxes payable                                                              15,140               39,852
         Other current liabilities                                                         22,975               25,312
                                                                                        ---------            ---------
                 Total Current Liabilities                                                 92,668              126,243

Long-Term Debt                                                                            421,097              431,215
Deferred Income Taxes                                                                       4,458                4,486
Other Deferred Liabilities                                                                 17,389               17,992

Shareholders' Equity (Deficit):
         Class A common stock, $0.20 par value, authorized 80,000,000 shares,
           issued and outstanding 39,642,501 and 39,614,551 shares, respectively            7,929                7,923
         Additional paid-in capital                                                      (631,805)            (632,050)
         Accumulated other comprehensive loss                                             (18,507)             (16,991)
         Retained earnings                                                                482,447              478,163
                                                                                        ---------            ---------
                       Total Shareholders' Equity (Deficit)                              (159,936)            (162,955)
                                                                                        ---------            ---------

Total Liabilities and Shareholders' Equity (Deficit)                                    $ 375,676            $ 416,981
                                                                                        =========            =========


     See accompanying Notes to Condensed Consolidated Financial Statements

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                     Three Months Ended November 30,
                                                                                 --------------------------------------
                                                                                      2000                  1999
                                                                                 --------------       -----------------
Operating Activities
--------------------
Net earnings from continuing operations                                          $        4,284       $         10,991
Adjustments to reconcile net earnings to net cash
      provided by operating activities:
           Depreciation and amortization                                                  4,193                  5,968
           Other non-cash items                                                            (863)                    --
           Changes in operating assets and liabilities, excluding
               the effects of business acquisitions:
                    Accounts receivable                                                  (1,017)                (5,127)
                    Inventories                                                             873                 (3,912)
                    Prepaid expenses and other assets                                       237                   (690)
                    Trade accounts payable                                               (2,621)                   187
                    Other accrued liabilities                                            (6,667)                  (401)
                    Receivable from APW Ltd.                                             30,894                     --
                    Income taxes payable                                                (24,613)                11,291
                                                                                 --------------       ----------------
Cash provided by operating activities of continuing operations                            4,700                 18,307
Cash used in operating activities of discontinued operations                                 --                (12,925)
                                                                                 --------------       ----------------
Total cash provided by operating activities                                               4,700                  5,382

Investing Activities
--------------------
    Proceeds from sale of property, plant and equipment                                      --                  2,987
    Additions to property, plant and equipment                                           (1,761)                (2,264)
    Net investing activities of discontinued operations                                      --                (11,247)
                                                                                 --------------       ----------------
Net cash used in investing activities                                                    (1,761)               (10,524)

Financing Activities
--------------------
    Net repayments on debt                                                               (9,900)                (9,660)
    Debt financing costs                                                                     --                    (88)
    Decrease in receivables financing facility                                               --                (10,813)
    Dividends paid on common stock                                                           --                   (585)
    Proceeds from stock option exercises                                                    251                    371
    Net financing activities of discontinued operations                                      --                 20,813
                                                                                 --------------       ----------------
Net cash (used in) provided by financing activities                                      (9,649)                    38

Effect of exchange rate changes on cash                                                     (34)                  (107)
                                                                                 --------------       ----------------

Net (decrease) increase in cash and cash equivalents                                     (6,744)                (5,211)
Effect of change in cash of discontinued operations                                          --                  6,031

Cash and cash equivalents - beginning of period                                           9,896                  7,256
                                                                                 --------------       ----------------

Cash and cash equivalents - end of period                                        $        3,152       $          8,076
                                                                                 ==============       ================

     See accompanying Notes to Condensed Consolidated Financial Statements

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
------------------------------
The accompanying unaudited condensed consolidated financial statements of Applied Power Inc. d/b/a Actuant Corporation ("Applied Power," "Actuant," or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the consolidated financial statements and footnotes thereto in the Company's fiscal 2000 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2001.

Note B - Distribution and Discontinued Operations
-------------------------------------------------
On January 27, 2000, Applied Power's board of directors authorized various actions intended to enable Applied Power to distribute its Electronics segment ("APW Ltd.") to its shareholders (the "Distribution"). In the July 2000 Distribution, Applied Power shareholders received, in the form of a special dividend, one share of APW Ltd. common stock for each Applied Power common share. As a result, APW Ltd. became a separately traded, publicly held company. The Distribution was approved by the board of directors on July 7, 2000 and shares of APW Ltd. were distributed to Applied Power shareholders of record at July 21, 2000, effective July 31, 2000.

Accordingly, the Condensed Consolidated Statement of Earnings and the Condensed Consolidated Statement of Cash Flows for the three months ended November 30, 1999 have been reclassified to reflect the Company's former Electronics segment as a discontinued operation. Thus, the revenues, costs and expenses, and cash flows of the former Electronics segment have been excluded from the respective captions in the accompanying condensed consolidated financial statements. The net operating results of the former Electronics segment have been reported, net of applicable taxes, as "Earnings from Discontinued Operations, net of Income Taxes." The net operating results of the discontinued operations include financing costs related to the debt allocated to the Electronics segment.

Note C - Divestitures and Product Line Dispositions
---------------------------------------------------
During fiscal 2000, the Company divested several of its businesses and discontinued certain product lines, which significantly impacts the comparability of financial information presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

Note D - Earnings Per Share
---------------------------
The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share amounts):

                                                                                  Three Months Ended November 30,
                                                                                             November 30,
                                                                               ---------------------------------------
                                                                                     2000                  1999
                                                                               ------------------    -----------------
Numerator:
     Earnings from continuing operations                                        $          4,284     $         10,991
     Earnings from discontinued operations                                                     -               12,691
                                                                                ----------------     ----------------
     Net earnings for basic and diluted earnings per share                      $          4,284     $         23,682
                                                                                ================     ================

Denominator:
     Weighted average common shares outstanding for
        basic earnings per share                                                          39,636               38,992
     Net effect of dilutive stock options based on the treasury stock
        method using average market price                                                  2,176                1,320
                                                                                ----------------     ----------------
     Weighted average common and equivalent shares outstanding for
        diluted earnings per share                                                        41,812               40,312
                                                                                ================     ================

                                                                                   Three Months Ended November 30,
                                                                               --------------------------------------
                                                                                     2000                  1999
                                                                               --------------------------------------
Basic Earnings Per Share:
        Earnings from continuing operations                                               $ 0.11              $  0.28
        Earnings from discontinued operations                                                  -                 0.33
                                                                               -----------------     ----------------
        Basic earnings per share                                                          $ 0.11              $  0.61
                                                                               =================     ================

Diluted Earnings Per Share:
        Earnings from continuing operations                                               $ 0.10              $  0.27
        Earnings from discontinued operations                                                  -                 0.32
                                                                               -----------------     ----------------
        Diluted earnings per share                                                        $ 0.10              $  0.59
                                                                               =================     ================

Note E - Comprehensive Income
-----------------------------
The components of comprehensive income are as follows (in thousands):

                                                                                  Three Months Ended November 30,
                                                                               ------------------------------------
                                                                                     2000                 1999
                                                                               ----------------      --------------
Net earnings                                                                   $         $4,284      $       23,682
Foreign currency translation adjustments                                                 (1,516)              2,183
                                                                               ----------------      --------------
Comprehensive income                                                           $          2,768      $       25,865
                                                                               ================      ==============

Note F - Net Inventories
------------------------
The nature of the Company's products is such that they generally have a very short production cycle. Consequently, the amount of work-in-process at any point in time is minimal. In addition, many parts or components are ultimately either sold individually or assembled with other parts making a distinction between raw materials and finished goods impractical to determine. Several other locations maintain and manage their inventories using a job cost system where the distinction of categories of inventory by state of completion is also not available.

As a result of these factors, it is neither practical nor cost effective to segregate the amounts of raw materials, work-in-process or finished goods inventories at the respective balance sheet dates, as segregation would only be possible as the result of physical inventories which are taken at dates different from the balance sheet dates.

Note G - Segment Information
----------------------------
The Company is organized and managed along the lines of its two business segments: Tools & Supplies and Engineered Solutions. Tools & Supplies products include high-force hydraulic tools, electrical tools and consumables, which are sold to end-user markets including general industrial, construction, production automation, retail do-it-yourself ("DIY"), retail marine and retail automotive aftermarkets. Engineered Solutions works with customers to provide customized solutions in the recreational vehicle ("RV"), truck, automotive, medical, and other markets. Products include RV slide-out and leveling systems, hydraulic cab-tilt systems for heavy-duty trucks primarily sold in Europe and Asia, electro-hydraulic automotive convertible top actuation systems and extruded and molded silicone products for the medical market. "General corporate and other" as indicated below primarily includes general corporate expenses, interest expense on outside debt and foreign currency exchange adjustments.

The following table summarizes financial information by reportable segment (in thousands):

                                                                                 Three Months Ended November 30,
                                                                             -------------------------------------
                                                                                    2000                 1999
                                                                             ----------------     ----------------
Net Sales:
Tools & Supplies                                                                    $  69,773            $  71,059
Engineered Solutions                                                                   47,747              101,982
                                                                             ----------------     ----------------
Total                                                                               $ 117,520            $ 173,041
                                                                             ================     ================

Earnings Before Income Tax Expense:
Tools & Supplies                                                                    $  11,495            $  10,902
Engineered Solutions                                                                    8,414               20,506
General corporate and other                                                           (12,657)             (13,501)
                                                                             ----------------     ----------------
Total                                                                               $   7,252            $  17,907
                                                                             ================     ================

Results for the three months ended November 30, 1999 for the Engineered Solutions segment include a $1.4 million recovery related to the resolution of a contract termination originally recorded in fiscal 1999.

Note H - Guarantor Condensed Financial Statements
-------------------------------------------------
In connection with the Distribution, Actuant issued 13% Senior Subordinated Notes due 2009 (the "13% Notes"). Certain of the Company's U.S. subsidiaries (the "Guarantors") are guarantors of the 13% Notes. The following tables present the results of operations, financial position and cash flows of Applied Power Inc. and its subsidiaries, the Guarantors and non-guarantor entities, and the eliminations necessary to arrive at the information for the Company on a condensed consolidated basis.

                CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

                                                                       Three Months Ended November 30, 2000
                                                       ---------------------------------------------------------------------
                                                         Applied                       Non
                                                        Power Inc.    Guarantors    Guarantors   Eliminations   Consolidated
                                                       -----------    ----------   ----------    ------------   ------------
Net sales..........................................    $    19,482    $   58,226   $   39,812              --   $    117,520
Cost of products sold..............................         11,886        38,265       25,539              --         75,690
                                                       -----------    ----------   ----------    ------------   ------------
     Gross profit..................................          7,596        19,961       14,273              --         41,830
Operating expenses.................................          5,198         9,566        6,806                         21,570
Amortization of intangible assets..................              2         1,431           66              --          1,499
                                                       -----------    ----------   ----------    ------------   ------------
       Operating earnings..........................          2,396         8,964        7,401              --         18,761
Other (income) expense:
Intercompany activity, net.........................         (1,525)          817          708              --             --
Net financing costs................................         12,852            --          119              --         12,971
Other (income) expense--net........................         (1,837)            4          371              --         (1,462)
                                                       -----------    ----------   ----------    ------------   ------------
(Loss) Earnings before income tax (benefit)
       expense.....................................         (7,094)        8,143        6,203              --          7,252
Income tax (benefit) expense.......................         (3,051)        2,929        3,090              --          2,968
                                                       -----------    ----------   ----------    ------------   ------------
Net (loss) earnings................................    $    (4,043)   $    5,214   $    3,113              --   $      4,284
                                                       ===========    ==========   ==========    ============   ============

                                                                       Three Months Ended November 30, 1999
                                                       ---------------------------------------------------------------------
                                                         Applied                       Non
                                                        Power Inc.    Guarantors    Guarantors   Eliminations   Consolidated
                                                       -----------    ----------   ----------    ------------   ------------
Net sales..........................................    $    20,378    $   62,365   $   90,298              --   $    173,041
Cost of products sold..............................         11,847        41,468       57,608              --        110,923
                                                       -----------    ----------   ----------    ------------   ------------
     Gross profit..................................          8,531        20,897       32,690              --         62,118
Operating expenses.................................          5,684         9,380       17,128                         32,192
Amortization of intangible assets..................              2         1,473          504              --          1,979
                                                       -----------    ----------   ----------    ------------   ------------
       Operating earnings..........................          2,845        10,044       15,058              --         27,947
Other (income) expense:
       Intercompany activity, net..................            (45)       (9,693)       1,200           8,538             --
       Net financing costs.........................          8,286         1,706          458              --         10,450
       Other (income) expense--net.................           (373)           13          (50)             --           (410)
                                                       -----------    ----------   ----------    ------------   ------------
(Loss) Earnings from continuing operations
       before income tax (benefit) expense.........         (5,023)       18,018       13,450          (8,538)        17,907
Income tax (benefit) expense.......................         (2,366)        7,358        4,136          (2,212)         6,916
                                                       -----------    ----------   ----------    ------------   ------------
(Loss) Earnings from continuing operations.........         (2,657)       10,660        9,314          (6,326)        10,991
Earnings from discontinued operations..............             --            --       12,691              --         12,691
                                                       -----------    ----------   ----------    ------------   ------------
Net (loss) earnings................................    $    (2,657)   $   10,660   $   22,005    $     (6,326)  $     23,682
                                                       ===========    ==========   ==========    ============   ============

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                  November 30, 2000
                                                       -----------------------------------------------------------------------
                                                         Applied                         Non
                                                        Power Inc.     Guarantors     Guarantors   Eliminations  Consolidated
                                                       -----------     ----------     ----------   ------------  -------------
                     ASSETS
Current assets
      Cash and cash equivalents......................  $       699       $      91     $   2,362            --      $   3,152
      Net accounts receivable........................       10,679          38,897        34,208            --         83,784
      Net inventories................................       10,211          44,309        11,743            --         66,263
      Prepaid expenses...............................        1,529             624         2,871            --          5,024
      Deferred income taxes..........................        3,165               6         1,292            --          4,463
                                                       -----------       ---------     ---------            --      ---------
         Total current assets                               26,283          83,927        52,476            --        162,686
Net property, plant and equipment....................        4,879          34,968         8,722            --         48,569
Net goodwill.........................................           --         110,382         4,985            --        115,367
Net other intangibles................................           17          20,345            94            --         20,456
Other assets.........................................       27,903             140           555            --         28,598
                                                       -----------       ---------     ---------            --      ---------

Total assets.........................................  $    59,082       $ 249,762     $  66,832            --      $ 375,676
                                                       ===========       =========     =========            ==      =========

             LIABILITIES AND EQUITY
Current liabilities
      Short-term borrowings..........................  $        --       $      --     $     633            --      $     633
      Trade accounts payable.........................        5,650          20,836        14,051            --         40,537
      Accrued compensation and benefits..............        5,424           3,476         4,483            --         13,383
      Income taxes payable...........................        8,627           2,659         3,854            --         15,140
      Other current liabilities......................        6,664           7,991         8,320            --         22,975
                                                       -----------       ---------     ---------            --      ---------
         Total current liabilities...................       26,365          34,962        31,341            --         92,668
Long-term debt.......................................      407,475             540        13,082            --        421,097
Deferred income taxes................................        2,969            (741)        2,230            --          4,458
Other deferred liabilities...........................       17,480            (463)          372            --         17,389
Intercompany balances, net...........................      667,016         (13,324)     (653,692)           --             --
Total shareholders' (deficit) equity.................   (1,062,223)        228,788       673,499            --       (159,936)
                                                       -----------       ---------     ---------            --      ---------
Total liabilities and shareholders' equity
      (deficit)......................................  $    59,082       $ 249,762     $  66,832            --      $ 375,676
                                                       ===========       =========     =========            ==      =========

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                     August 31, 2000
                                                        ------------------------------------------------------------------------
                                                           Applied                        Non
                                                          Power Inc.   Guarantors     Guarantors    Eliminations   Consolidated
                                                        ------------   ----------     ----------    ------------   -------------
                     ASSETS
Current assets
      Cash and cash equivalents......................   $     5,076      $    721      $   4,099             --      $   9,896
      Net accounts receivable........................        13,837        36,870         32,846             --         83,553
      Net inventories ...............................        10,528        45,317         11,754             --         67,599
      Receivable from APW Ltd........................        32,894            --             --             --         32,894
      Prepaid expenses...............................           699           567          3,964             --          5,230
      Deferred income taxes..........................         3,965             6            571             --          4,542
                                                        -----------      --------      ---------                     ---------
        Total current assets.........................        66,999        83,481         53,234             --        203,714
Net property, plant and equipment....................         5,010        35,473          8,685             --         49,168
Net goodwill.........................................            --       111,246          5,102             --        116,348
Net other intangibles ...............................            19        20,911            110             --         21,040
Other assets.........................................        26,098           133            480             --         26,711
                                                        -----------      --------      ---------             --      ---------

Total assets.........................................   $    98,126      $251,244      $  67,611             --      $ 416,981
                                                        ===========      ========      =========                     =========

             LIABILITIES AND EQUITY
Current liabilities
      Short-term borrowings..........................   $        --      $     --      $   1,259             --      $   1,259
      Trade accounts payable.........................         6,602        25,210         11,643             --         43,455
      Accrued compensation and benefits..............         7,405         4,164          4,796             --         16,365
      Income taxes payable...........................       (23,518)       30,660         32,710             --         39,852
      Other current liabilities......................         7,671         8,534          9,107             --         25,312
                                                        -----------      --------      ---------                     ---------
        Total current liabilities....................        (1,840)       68,568         59,515             --        126,243
Long-term debt.......................................       430,675           540             --             --        431,215
Deferred income taxes................................         5,769          (741)          (542)            --          4,486
Other deferred liabilities...........................        17,818          (462)           636             --         17,992
Intercompany balances, net...........................       687,060       (51,241)      (635,819)            --             --
Total shareholders' (deficit) equity.................    (1,041,356)      234,580        643,821             --       (162,955)
                                                        -----------      --------      ---------             --      ---------
Total liabilities and shareholders' equity
      (deficit)......................................   $    98,126      $251,244      $  67,611             --      $ 416,981
                                                        ===========      ========      =========                     =========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                          Three Months Ended November 30, 2000
                                                           -----------------------------------------------------------------
                                                             Applied                   Non
                                                                                       ---
                                                           Power Inc.   Guarantors  Guarantors   Eliminations   Consolidated
                                                           ----------   ----------  ----------   ------------   ------------
Operating activities
 Net (Loss) Earnings                                       $  (4,043)   $    5,214  $    3,113             --   $      4,284
 Adjustments to reconcile net (loss) earnings to cash
 provided by operating activities:
   Depreciation and amortization                                 516         3,026         651             --          4,193
   Other non-cash items                                         (863)           --          --             --           (863)
   Changes in operating assets and liabilities - net          61,601       (34,690)    (29,825)            --         (2,914)
                                                           ---------    ----------  ----------     ----------   ------------
Cash provided by (used in) operating activities               57,211       (26,450)    (26,061)                        4,700

Investing activities
   Additions to property, plant and equipment                   (223)         (919)       (619)            --         (1,761)
                                                           ---------    ----------  ----------     ----------   ------------
Cash used in investing activities                               (223)         (919)       (619)                       (1,761)

Financing activities
   Net principal repayments on long-term debt                 (9,900)           --          --             --         (9,900)
   Stock option exercises and other                              251            --          --             --            251
   Intercompany (receivables) payables                       (51,716)       26,739      24,977             --             --
                                                           ---------    ----------  ----------     ----------   ------------
Cash (used in) provided by financing activities              (61,365)       26,739      24,977             --         (9,649)

Effect of exchange rate changes on cash                           --            --         (34)            --            (34)
                                                           ---------    ----------  ----------     ----------   ------------

Net decrease in cash and cash equivalents                     (4,377)         (630)     (1,737)            --         (6,744)
Cash and cash equivalents--beginning of period                 5,076           721       4,099                         9,896
                                                           ---------    ----------  ----------     ----------   ------------
Cash and cash equivalents--end of period                   $     699    $       91  $    2,362             --   $      3,152
                                                           =========    ==========  ==========     ==========   ============

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                               Three Months Ended November 30, 1999
                                                               ------------------------------------------------------------------
                                                                 Applied                    Non
                                                                                            ---
                                                               Power Inc.   Guarantors   Guarantors   Eliminations   Consolidated
                                                               ----------   ----------   ----------   ------------   ------------
Operating activities
 (Loss) Earnings from continuing operations                    $   (2,657)  $   10,660   $    9,314   $     (6,326)  $     10,991
 Adjustments to reconcile (loss) earnings from continuing
  operations to cash provided by operating activities of
  continuing operations:
      Depreciation and amortization                                   853        2,950        2,165             --          5,968
      Changes in operating assets and liabilities - net            17,434       (2,181)     (20,231)         6,326          1,348
                                                               ----------   ----------   ----------   ------------   ------------
Cash provided by (used in) operating activities of
 continuing operations                                             15,630       11,429       (8,752)            --         18,307
Discontinued operations                                                --           --      (12,925)            --        (12,925)
                                                               ----------   ----------   ----------   ------------   ------------
Total cash provided by (used in) operating activities              15,630       11,429      (21,677)            --          5,382

Investing activities
      Proceeds from sale of property, plant and equipment              --           --        2,987             --          2,987
      Additions to property, plant and equipment                     (228)      (1,750)        (286)            --         (2,264)
      Discontinued operations                                          --           --      (11,247)            --        (11,247)
                                                               ----------   ----------   ----------   ------------   ------------
Cash used in investing activities                                    (228)      (1,750)      (8,546)                      (10,524)

Financing activities
      Net principal repayments on long-term debt                   (9,660)          --           --             --         (9,660)
      Debt financing costs                                            (88)          --           --             --            (88)
      Additions to (decreases in) receivables financing
       facility                                                     1,059         (549)     (11,323)            --        (10,813)
      Dividends paid on common stock                                 (585)          --           --             --           (585)
      Stock option exercises and other                                371           --           --             --            371
      Intercompany (receivables) payables                          (8,685)     (10,596)      19,281             --             --
      Discontinued operations                                          --           --       20,813             --         20,813
                                                               ----------   ----------   ----------   ------------   ------------
Cash (used in) provided by financing activities                   (17,588)     (11,145)      28,771             --             38

Effect of exchange rate changes on cash                                --           --         (107)            --           (107)
                                                               ----------   ----------   ----------   ------------   ------------

Net (decrease) increase in cash and cash equivalents               (2,186)      (1,466)      (1,559)            --         (5,211)
Effect of change in cash of discontinued operations                    --           --        6,031             --          6,031
Cash and cash equivalents--beginning of period                       (734)        (591)       8,581             --          7,256
                                                               ----------   ----------   ----------   ------------   ------------
Cash and cash equivalents--end of period                       $   (2,920)  $   (2,057)  $   13,053   $         --   $   $  8,076
                                                               ==========   ==========   ==========   ============   ============

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

The Distribution
----------------
On January 27, 2000, Applied Power's board of directors authorized various actions intended to position Applied Power to spin-off the Electronics Segment ("APW Ltd") to its shareholders (the "Distribution") in the form of a special dividend. On July 7, 2000, Applied Power's board of directors approved the Distribution. The Distribution occurred on July 31, 2000 with shareholders of Applied Power common stock as of the July 21, 2000 record date receiving one share of APW Ltd. common stock for every Applied Power share owned. Applied Power now trades separately on The New York Stock Exchange ("NYSE") under the ticker symbol "ATU." APW Ltd. trades on the NYSE under the ticker symbol "APW."

Divestitures
------------
During the past year, we divested several businesses and discontinued certain product lines that were no longer considered integral to our business strategy, collectively referred to as the Non-continuing Businesses. The following table summarizes the significant divestitures that were completed over the last year:

                                                                                                        Approximate
                                                                Segment                  Date        Annual Sales (1)
                                                                -------                  ----        ----------------
                                                                                                       (in millions)
Divestitures:
Norelem                                            Tools & Supplies                  August 2000              $     8
Barry Controls                                     Engineered Solutions              June 2000                    120
Air Cargo                                          Engineered Solutions              May 2000                      22
Samuel Groves                                      Engineered Solutions              October 1999                   9

--------
(1)  At time of transaction.

The comparability of operating results from period to period is impacted by these Non-continuing Businesses. The following tables included in "-Results of Operations" show the effect, by segment, of the non-continuing businesses on reported results.

Results of Operations
---------------------
Net earnings for the first quarter of fiscal 2001 were $4.3 million, or $0.10 per share on a diluted basis, compared with $23.7 million, or $0.59 per share on a diluted basis, for the comparable prior year quarter. Prior year first quarter net earnings, pro forma for the Distribution, the removal of operating results of the Non-continuing Businesses, a one-time contract cancellation recovery, and our current capitalization were $5.4 million, or $0.13 per share on a diluted basis. This 20% decrease for the first quarter was primarily attributable to economic weakening in a few of our key markets, most notably the recreational vehicle ("RV") market.

NET SALES BY SEGMENT                                             Three Months Ended November 30,
                                                                 -------------------------------
                                                                     2000              1999                Change
                                                                 -------------     -------------         ----------
                                                                          (in thousands)
Tools & Supplies                                                   $ 69,773          $ 71,059              (1.8)%
Less: Non-continuing T&S Businesses (1)                                   -             4,396
                                                                 -------------     -------------
    Adjusted Tools & Supplies                                        69,773            66,663               4.7%

Engineered Solutions                                                 47,747           101,982             (53.2)%
Less: Non-continuing ES Businesses (2)                                    -            41,221
                                                                 -------------     -------------
    Adjusted Engineered Solutions                                    47,747            60,761             (21.4)%

Total net sales                                                     117,520           173,041             (32.1)%
Less: Non-continuing Businesses                                           -            45,617
                                                                 -------------     -------------
    Total adjusted net sales                                       $117,520          $127,424              (7.8)%
                                                                 =============     =============

--------
(1) The "Non-continuing T&S Businesses" are Norelem, Enerpac's automotive line of business and Gardner Bender's TAM product line.

(2) The "Non-continuing ES Businesses" are Barry Controls, Air Cargo, Samuel Groves and Magnets.

Total net sales decreased by $55.5 million, or 32.1%, from $173.0 million for the three months ended November 30, 1999 to $117.5 million for the three months ended November 30, 2000. Approximately $45.6 million of the decrease was attributable to Non-continuing Businesses. The strengthening U.S. dollar further negatively impacted translated sales of our foreign units by approximately $6.4 million. Excluding foreign currency translation, adjusted net sales declined 3%. The remaining decline was due to the softening experienced in some of our key markets, mostly the RV market.

Net sales for Tools & Supplies decreased by $1.3 million or 1.8% from $71.1 million for the prior fiscal year first quarter to $69.8 million for the current fiscal year first quarter. Excluding the effect of the Non-continuing T&S Businesses and unfavorable currency translation, this segment's sales increased approximately 8%. This increase primarily reflects gains in hydraulic tool market shares, particularly in the European and Asian regions, and a 10% increase in sales of electrical tools and consumables. The prior year first quarter for Tools & Supplies was also negatively impacted by a system conversion within the Gardner Bender business which caused some delays in shipping customer orders. Such system conversion issues were resolved in the second fiscal quarter of 2000, and all backlog at such time was current.

Engineered Solutions net sales decreased by $54.2 million or 53.2% from $102.0 million in the first quarter of last fiscal year to $47.7 million for the first quarter of the current fiscal year. Approximately $41.2 million of the decline was attributable to the Non-continuing ES Businesses, while the remainder was due to foreign currency translation and softening markets. Net sales for Engineered Solutions, excluding the Non-continuing ES Businesses, decreased by $13.0 million or 21.4%, from $60.8 million for the three months ended November 30, 1999 to $47.7 million for the comparable current year period. This segment's sales were negatively impacted by approximately $4.2 million due to the stronger U.S. dollar in translation. Additionally, the RV market showed significant weakening over the prior year's first quarter due to reduced demand from RV OEMs, resulting in a $5.5 million, or 33%, decline in sales into the RV market. The remaining decrease is primarily attributable to the automotive convertible top product line, which was anticipated to have a slower quarter due to the timing in the changeover of certain customer programs.

GROSS PROFIT BY SEGMENT                                           Three Months Ended November 30,
                                                                  -------------------------------
                                                                       2000             1999               Change
                                                                  --------------   --------------        ----------
                                                                           (in thousands)
Tools & Supplies                                                     $ 28,165         $ 28,091               0.3%
Less: Non-continuing T&S Businesses                                         -            1,530
                                                                  --------------   --------------
    Adjusted Tools & Supplies                                          28,165           26,561               6.0%

Engineered Solutions                                                   13,665           34,027             (59.8)%
Less: Non-continuing ES Businesses                                          -           15,908
                                                                  --------------   --------------
    Adjusted Engineered Solutions                                      13,665           18,119             (24.6)%

Total gross profit                                                     41,830           62,118             (32.7)%
Less: Non-continuing Businesses                                             -           17,438
                                                                  --------------   --------------
    Total adjusted gross profit                                      $ 41,830         $ 44,680              (6.4)%
                                                                  ==============   ==============

GROSS PROFIT MARGINS BY SEGMENT                  Three Months Ended November 30,
                                                 -------------------------------
                                                    2000                 1999
                                                 ----------           ----------

Tools & Supplies                                    40.4%                39.5%
Adjusted Tools & Supplies                           40.4%                39.8%

Engineered Solutions                                28.6%                33.4%
Adjusted Engineered Solutions                       28.6%                29.8%

Total gross profit margin                           35.6%                35.9%
Total adjusted gross profit margin                  35.6%                35.1%

Total gross profit for the first quarter of the current fiscal year was $41.8 million, a $20.3 million decline from the $62.1 million reported in the first quarter of the prior fiscal year. Approximately $17.4 million of this decline was attributable to the Non-continuing Businesses. Total adjusted gross profit decreased $2.9 million, or 6.4%, due to the comparable sales decline. Total adjusted gross profit margin improved to 35.6% for the three months ended November 30, 2000 from 35.1% for the comparable prior year period. This increase was generated primarily by the Tools & Supplies segment.

Tools & Supplies' modest gross profit increase of $0.1 million, from $28.1 million to $28.2 million for the three months ended November 30, 1999 and 2000, respectively, was obtained despite a reduction due to the Non-continuing T&S Businesses of $1.5 million. As a result, adjusted gross profit in Tools & Supplies increased $1.6 million, which resulted from incremental sales and improved margins. Tools & Supplies' gross profit margin expanded to 40.4% from 39.8% in the prior year, resulting from the elimination of low-profit margin and unprofitable SKUs, the closure of one manufacturing location and two small warehouses, and the impact of increased production over certain fixed manufacturing costs.

Engineered Solutions gross profit decreased from $34.0 million for the three months ended November 30, 1999 to $13.7 million for the comparable current year period due primarily to the divested businesses, which accounted for $15.9 million of the decrease. Adjusted Engineered Solutions' gross profit declined 24.6% to $13.7 million for the three months ended November 30, 2000 from $18.1 million for the three months ended November 30, 1999. The sales declines in the RV and automotive markets caused the majority of this decrease. Adjusted gross profit margins within this segment were also negatively impacted by the sales declines, reflecting lower production levels over the fixed manufacturing costs of our RV plants.

ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES BY SEGMENT

                                                                 -----------------------------------
                                                                   Three Months Ended November 30,
                                                                 -----------------------------------
                                                                       2000               1999             Change
                                                                 ----------------   ----------------     ----------
                                                                          (in thousands)
Tools & Supplies                                                     $ 15,805           $ 16,258           (2.8)%
Less: Non-continuing T&S Businesses                                         -              1,118
                                                                 ----------------   ----------------
    Adjusted Tools & Supplies                                          15,805             15,140            4.4%

Engineered Solutions                                                    4,618             13,916          (66.8)%
Less: Non-continuing ES Businesses                                          -              9,623
                                                                 ----------------   ----------------
    Adjusted Engineered Solutions                                       4,618              4,293            7.6%

General corporate expenses                                              1,147              3,464          (66.9)%

Total engineering, selling and administrative expenses                 21,570             33,638          (35.9)%
Less: Non-continuing Businesses                                             -             10,741
                                                                 ----------------   ----------------
    Total adjusted engineering, selling and administrative           $ 21,570           $ 22,897           (5.8)%
    expenses                                                     ================   ================


Total engineering, selling and administrative ("ESA") expenses decreased $12.1 million from $33.6 million for the three months ended November 30, 1999 to $21.6 million for the three months ended November 30, 2000. The Non-continuing Businesses accounted for $10.7 million in ESA expenses during the first quarter of fiscal 2000. Fiscal 2001 first quarter total adjusted ESA expenses were 5.8% percent lower than that reported in the first quarter of fiscal 2000. This reduction in corporate expenses included all costs to support both the former Industrial and Electronics businesses, and after the Distribution, the Company was able to streamline expenses. As a percentage of sales, total adjusted ESA expenses held relatively steady at 18.4%, compared to 18.0% in the prior year quarter.

Tools & Supplies ESA expenses decreased $0.5 million, from $16.3 million for the three months ended November 30, 1999, and ended the first quarter of fiscal 2001 at $15.8 million. A total of $1.1 million was associated with the Non-continuing T&S Businesses. The marginal increase in adjusted Tools & Supplies ESA expenses from $15.1 million for the three months ended November 30, 1999 to $15.8 million for the three months ended November 30, 2000 reflects incremental costs associated with higher sales volumes as well as costs attributable to the new computer system in 2001.

Engineered Solutions ESA expenses decreased from $13.9 million for the first quarter of fiscal 1999 to $4.6 million for the first quarter of fiscal 2000. The Non-continuing ES Businesses accounted for $9.6 million in reductions. Adjusted Engineered Solutions ESA expenses increased 7.6% to $4.6 million for the three months ended November 30, 2000 from $4.3 million for the comparable prior year quarter. This increase is primarily attributable to increased engineering and selling expenses associated with securing new RV and convertible top platforms within the Power Packer and Power Gear businesses.

General corporate expenses for the three month period ended November 30, 1999 include all of the general corporate expenses incurred by Applied Power Inc. for that period, supporting both the former Industrial and Electronics business segments. No portion of such expenses has been allocated to the discontinued operation's financial results, which are included in the Condensed Consolidated Statement of Earnings for that period. General corporate expenses for the three-month period ended November 30, 2000 reflect only those expenses incurred to support the Company after the Distribution. Management believes general corporate expenses will approximate $5.0 million for the fiscal year 2001.

AMORTIZATION EXPENSE

Amortization expense for the first quarter of fiscal 2001 was $1.5 million compared with $2.0 million for the comparable prior year period. This decrease was due to the Non-continuing Businesses, which accounted for $0.5 million of the prior year total.

CONTRACT TERMINATION RECOVERY

During the first quarter of fiscal 2000, the Company recovered approximately $1.4 million, a portion of a contract termination charge originally recorded in fiscal 1999 by the Engineered Solutions segment.

NET FINANCING COSTS

Net financing costs for the three months ended November 30, 2000 increased $2.5 million from $10.5 million for the three months ended November 30, 1999 to $13.0 million for the three months ended November 30, 2000. The increase is primarily the result of the realignment of debt in the Distribution. The current credit facilities have higher interest rates than had been incurred by the Company historically. The new borrowings consist of those under a senior secured credit agreement (the "Senior Credit Agreement") and new Senior Subordinated Notes issued at 13%.

OTHER-NET

Other-net income increased to $1.5 million for the three months ended November 30, 2000 from $0.4 million in the comparable prior year period due primarily to foreign currency gains recorded during the first quarter of fiscal 2001.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $3.2 million at November 30, 2000 and $9.9 million at August 31, 2000. In order to minimize net financing costs, the Company intentionally maintains low cash balances by using available cash to reduce borrowings.

Net cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $4.7 million and $5.4 million for the three month periods ended November 30, 2000 and 1999, respectively. Net cash used in investing activities totaled $1.8 million for the first quarter of fiscal 2001, all representing cash used for capital expenditures. During the first quarter of fiscal 2001, the Company reduced its book cash balance, and used the cash generated from operations and the cash liquidated from foreign bank accounts to make principal repayments on debt of $9.9 million. In addition, the Company received $0.3 million in proceeds from stock option exercises.

TOTAL CAPITALIZATION              November 30, 2000     August 31, 2000
                                  -----------------    ----------------
                                             (in thousands)

Shareholders' Equity              $ (159,936)  (60)%   $ (162,955) (60)%
Total Debt                           421,730    158%      432,474   158%
Deferred Taxes                         4,458      2%        4,486     2%
                                  -----------------    ----------------
Total                             $  266,252    100%   $  274,005   100%
                                  ==================   ================

During the first quarter of fiscal 2001, a European subsidiary of the Company completed a bank term loan financing of 15.0 million EURO. Amortization of the loan begins on January 31, 2003 with semi-annual repayments thereafter and a final maturity of July 31, 2007. The loan interest rate is based on three month EURIBOR with a spread of 1.10%. Proceeds from the borrowing were used to prepay
15.0 million EURO of the Term A Euro denominated borrowings under the Company's Senior Credit Agreement, which carried a higher rate of interest.

No dividend payments were made during the first quarter of fiscal 2001, nor does the Company expect to pay dividends in the near future, but rather use cash flow from operations to reduce its debt. At November 30, 2000, the Company had approximately $68.0 million of availability under its credit facilities. The Company believes that availability under its credit facilities, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.

New Accounting Pronouncements
-----------------------------
In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured. The Company expects that SAB 101 will not have a material effect on its financial statements.

Recent Events
-------------
The Company's annual meeting of shareholders will be held on Tuesday, January 9, 2001. At the meeting, shareholders will be voting on proposals to 1) elect a board of seven directors, 2) adopt the Actuant Corporation 2001 Stock Plan, 3) adopt the Actuant Corporation 2001 Outside Directors' Stock Option Plan, 4) approve a change in the name of the Company from Applied Power Inc. to Actuant Corporation, 5) approve proposed Articles of Amendment to effect a five-for-one reverse stock split, 6) approve proposed Articles of Amendment to reduce the authorized common stock of Actuant Corporation, if the reverse stock split is approved, and 7) vote on a proposal submitted by a shareholder. For further information regarding business to be conducted at the meeting, see the Company's 2001 Proxy Statement.

Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standard No. 133, 'Accounting for Derivative Instruments and Hedging Activities' ('SFAS No. 133'). This statement requires all derivative instruments to be recorded in the balance sheet at fair value. The initial adoption of this statement did not have a material effect on the Companies earnings or financial position.

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

A discussion of the Company's accounting policies for derivative financial instruments is included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000 within Note A - 'Summary of Significant Accounting Policies' in Notes to Consolidated Financial Statements.

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

Interest Rate Risk - Given our leverage, we are exposed to interest rate risk
------------------
from changes in interest rates. We have periodically utilized interest rate swap agreements historically to manage overall financing costs and interest rate risk. We had no such agreements in place either at November 30, 2000 or through the date of this filing. Our Senior Credit Agreement stipulates that the lower of 50% of our total debt or $200.0 million be fixed interest rate obligations. We are in compliance with this requirement.

PART II -  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

       See "Index to Exhibits" on page 20, which is incorporated herein by reference.

(b)  Reports on Form 8-K

       The Company filed no reports on Form 8-K during the quarter ended November 30, 2000.

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

                                             APPLIED POWER INC.
                                             ------------------
                                             (Registrant)


Date:  January  5, 2001                      By: /s/  Andrew G. Lampereur
                                                -------------------------
                                             Andrew G. Lampereur
                                             Chief Financial Officer

                                             (Principal Financial and
                                             Accounting Officer and duly
                                             authorized to sign on behalf
                                             of the registrant)

                APPLIED POWER INC. (d/b/a ACTUANT CORPORATION)
                              (the "Registrant")
                         (Commission File No. 1-11288)

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED NOVEMBER 30, 2000
                               INDEX TO EXHIBITS

                                        Incorporated Herein         Filed
  Exhibit         Description             By Reference To          Herewith
 ---------    ---------------------    -----------------------   ------------

              None