Form 10-Q
period 2001-02-28
ACTUANT CORP
filed 2001-04-16
CIK 6955

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     (Mark One)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 2001

                                      OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 1-11288


                              ACTUANT CORPORATION
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

                              APPLIED POWER INC.
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X          No  ____
                           -------


The number of shares outstanding of the registrant's Class A Common Stock as of March 30, 2001 was 7,942,521.

                                TABLE OF CONTENTS

                                                                                          Page No.
                                                                                          -------
Part I - Financial Information
------------------------------
   Item 1 - Financial Statements (Unaudited)
   Actuant Corporation-
        Condensed Consolidated Statements of Earnings..........................................3
        Condensed Consolidated Balance Sheets..................................................4
        Condensed Consolidated Statements of Cash Flows........................................5
        Notes to Condensed Consolidated Financial Statements...................................6
   Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................................15
   Item 3 - Quantitative and Qualitative Disclosures About Market Risk........................20


Part II - Other Information
---------------------------
   Item 1 - Legal Proceedings.................................................................21
   Item 2 - Changes in Securities..............................................................*
   Item 3 - Defaults Upon Senior Securities....................................................*
   Item 4 - Submission of Matters to a Vote of Security Holders...............................21
   Item 5 - Other Information..................................................................*
   Item 6 - Exhibits and Reports on Form 8-K..................................................22

________________
*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

Risk Factors That May Affect Future Results
-------------------------------------------
This quarterly report on Form 10-Q contains certain statements, which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, trucking, automotive, industrial production, and construction industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive pricing, foreign currency risk, interest rate risk, the Company's ability to access capital markets, the high debt leverage of the Company which results in less financial flexibility in terms of debt covenants and debt availability, and other factors that may be referred to or noted in the Company's reports filed with the Securities and Exchange Commission from time to time.

PART I  - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)
-----------------------------------------

                              ACTUANT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

               (Dollars in thousands, except per share amounts)

                                  (Unaudited)

                                                               Three Months Ended                Six Months Ended
                                                        ------------------------------   ------------------------------
                                                         February 28,     February 29,    February 28,     February 29,
                                                            2001              2000           2001              2000
                                                        ------------     -------------   -------------   --------------
Net Sales............................................   $    113,335     $   184,087     $   230,855     $    357,128
Cost of Products Sold................................         72,359         118,396         148,049          229,319
                                                        ------------     -----------     -----------     ------------
     Gross Profit....................................         40,976          65,691          82,806          127,809

Engineering, Selling and Administrative Expenses.....         21,698          34,930          43,268           68,568
Amortization of Intangible Assets....................          1,369           1,977           2,868            3,956
Contract Termination Recovery........................              -               -               -           (1,446)
Corporate Reorganization Expenses....................              -           3,487               -            3,487
                                                        ------------     -----------     -----------     ------------
     Operating Earnings..............................         17,909          25,297          36,670           53,244

Other Expense(Income):
      Net Financing Costs............................         12,529           7,692          25,500           18,142
      Other, net.....................................            165            (242)         (1,297)            (652)
                                                        ------------     -----------     -----------     ------------
Earnings from Continuing Operations before Income Tax          5,215          17,847          12,467           35,754
 Expense
Income Tax Expense...................................          2,116           5,953           5,084           12,869
                                                        ------------     -----------     -----------     ------------
Earnings from Continuing Operations..................          3,099          11,894           7,383           22,885

Discontinued Operations, net of  Income Taxes........              -           8,648               -           21,339
                                                        ------------     -----------     -----------     ------------

Net Earnings.........................................   $      3,099     $    20,542     $     7,383     $     44,224
                                                        ============     ===========     ===========     ============

Basic Earnings Per Share:
  Continuing Operations..............................   $       0.39     $      1.52     $      0.93     $       2.93

  Discontinued Operations............................              -            1.11               -             2.73
                                                        ------------     -----------     -----------     ------------
  Total..............................................   $       0.39     $      2.63     $      0.93     $       5.67
                                                        ============     ===========     ===========     ============

Diluted Earnings Per Share:
  Continuing Operations..............................   $       0.37     $      1.47     $      0.89     $       2.84
  Discontinued Operations............................              -            1.07               -             2.64
                                                        ------------     -----------     -----------     ------------
  Total..............................................   $       0.37     $      2.54     $      0.89     $       5.48
                                                        ============     ===========     ===========     ============

Weighted Average Common Shares Outstanding:
  Basic..............................................          7,934           7,810           7,931            7,805
  Diluted............................................          8,289           8,075           8,322            8,069

     See accompanying Notes to Condensed Consolidated Financial Statements

                              ACTUANT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except share amounts)

                                                                                    February 28,          August 31,
                                                                                        2001                 2000
                                                                                   ----------------     ---------------
                                                                                     (Unaudited)
                                              ASSETS
                                              ------
Current Assets:
         Cash and cash equivalents..............................................   $          254       $       9,896
         Accounts receivable, net...............................................           87,276              83,553
         Inventories, net.......................................................           62,458              67,599
         Receivable from APW Ltd................................................                -              32,894
         Prepaid expenses.......................................................            6,239               5,230
         Deferred income taxes..................................................            4,514               4,542
                                                                                   --------------       -------------
                 Total Current Assets...........................................          160,741             203,714

Property, Plant and Equipment, net..............................................           47,045              49,168
Goodwill, net...................................................................          114,705             116,348
Other Intangibles, net..........................................................           19,919              21,040
Other Long-term Assets..........................................................           28,323              26,711
                                                                                   --------------       -------------

Total Assets....................................................................   $      370,733       $     416,981
                                                                                   ==============       =============


                               LIABILITIES AND SHAREHOLDERS' EQUITY
                               ------------------------------------

Current Liabilities:
         Short-term borrowings..................................................   $          802        $      1,259
         Trade accounts payable.................................................           38,877              43,455
         Accrued compensation and benefits......................................           13,339              16,365
         Income taxes payable...................................................           15,018              39,852
         Other current liabilities..............................................           26,697              25,312
                                                                                   --------------       -------------
                 Total Current Liabilities......................................           94,733             126,243

Long-term Debt..................................................................          412,110             431,215
Deferred Income Taxes...........................................................            4,338               4,486
Other Long-term Liabilities.....................................................           16,670              17,992

Shareholders' Equity:
         Class A common stock, $0.20 par value, authorized 16,000,000 shares,
            issued and outstanding 7,942,521 and 7,922,910 shares, respectively             1,589               7,923
         Additional paid-in capital.............................................         (625,376)           (632,050)
         Accumulated other comprehensive income.................................          (18,877)            (16,991)
         Retained earnings......................................................          485,546             478,163
                                                                                   --------------       -------------
Total Shareholders' Deficit.....................................................         (157,118)           (162,955)
                                                                                   --------------       -------------

Total Liabilities and Shareholders' Equity......................................   $      370,733       $     416,981
                                                                                   ==============       =============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              ACTUANT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                               Six Months            Six Months
                                                                                  Ended                 Ended
                                                                               February 28,          February 29,
                                                                                   2001                  2000
                                                                             -----------------    ------------------
Operating Activities
--------------------
Net earnings from continuing operations....................................    $       7,383        $        22,885
Adjustments to reconcile net earnings to net cash
      provided by operating activities:
           Depreciation and amortization...................................            8,050                 12,381
           Other non-cash items............................................             (786)                     -
           Changes in operating assets and liabilities, excluding
               the effects of business acquisitions:
                    Accounts receivable....................................           (3,458)               (27,838)
                    Inventories............................................            5,129                 (1,745)
                    Prepaid expenses and other assets......................             (558)                   341
                    Trade accounts payable.................................           (4,232)                 2,542
                    Other accrued liabilities..............................           (3,241)                (2,899)
                    Receivable from APW Ltd................................           30,894                      -
                    Income taxes payable...................................          (24,726)                     -
                                                                               -------------        ---------------
     Cash provided by continuing operations................................           14,455                  5,667
     Cash provided by discontinued operations..............................                -                 19,751
                                                                               -------------        ---------------
     Net cash provided by operating activities.............................           14,455                 25,418


Investing Activities
--------------------
Proceeds from the sale of property, plant and equipment....................                -                    703
Additions to property, plant and equipment.................................           (3,578)                (5,744)
Product line dispositions and other........................................              238                  2,987
Net investing activities of discontinued operations........................                -                (28,615)
                                                                               -------------        ---------------
     Net cash used in investing activities.................................           (3,340)               (30,669)


Financing Activities
--------------------
Net (repayments) borrowings of debt........................................          (20,895)               376,573
Additions to receivables financing facility................................                -                  1,420
Dividends paid on common stock.............................................                -                 (1,171)
Proceeds from stock option exercises.......................................              340                  1,604
Net financing activities of discontinued operations........................                -               (386,228)
                                                                               -------------        ---------------
     Net cash used in financing activities.................................          (20,555)                (7,802)

Effect of exchange rate changes on cash....................................             (202)                  (186)
                                                                               -------------        ---------------

Net decrease in cash and cash equivalents..................................           (9,642)               (13,239)

Effect of change in cash of discontinued operations........................                -                 14,752

Cash and cash equivalents - beginning of period............................            9,896                  7,256
                                                                               -------------        ---------------

Cash and cash equivalents - end of period..................................    $         254        $         8,769
                                                                               =============        ===============

     See accompanying Notes to Condensed Consolidated Financial Statements

                               ACTUANT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
-------------------------
On January 9, 2001 Applied Power Inc. shareholders approved the change of the name of the Company to Actuant Corporation. The accompanying unaudited condensed consolidated financial statements of Actuant Corporation ("Applied Power," "Actuant," or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the consolidated financial statements and related footnotes in the Company's fiscal 2000 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the six months ended February 28, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2001.

On January 9, 2001, our shareholders approved a reverse stock split whereby every five shares of common stock were converted into one share of common stock. In addition, our shareholders approved a reduction in our authorized class A common shares from 80 million to 16 million with a similar reduction for other capital stock. Where appropriate, these changes are reflected in these financial statements for all periods presented.

(2) Distribution and Discontinued Operations
--------------------------------------------
On January 27, 2000, Applied Power's board of directors authorized various actions to enable Applied Power to distribute its Electronics segment ("APW Ltd.") to its shareholders (the "Distribution"). In the Distribution, Applied Power shareholders received, in the form of a special dividend, one share of APW Ltd. common stock for each Applied Power common share. As a result, APW Ltd. became a separately traded, publicly held company. The Distribution was approved by the board of directors on July 7, 2000 and shares of APW Ltd. were distributed to Applied Power shareholders of record at July 21, 2000, effective July 31, 2000.

Accordingly, the Condensed Consolidated Statement of Earnings and the Condensed Consolidated Statement of Cash Flows for the six months ended February 29, 2000 have been reclassified to reflect the Company's former Electronics segment as a discontinued operation. Thus, the revenues, costs and expenses, and cash flows of the former Electronics segment have been excluded from the respective captions in the accompanying condensed consolidated financial statements. The net operating results of the former Electronics segment have been reported, net of applicable taxes, as "Discontinued Operations, net of Income Taxes." The net operating results of the discontinued operations include financing costs related to the debt allocated to the Electronics segment.

(3) Divestitures and Product Line Dispositions
----------------------------------------------
During fiscal 2000, the Company divested several of its businesses and discontinued certain product lines, which significantly impacts the comparability of financial information presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

(4) Inventories, net
--------------------
The nature of the Company's products is such that they generally have a very short production cycle. Consequently, the amount of work-in-process at any point in time is minimal. In addition, many parts or components are ultimately either sold individually or assembled with other parts making a distinction between raw materials and finished goods impractical to determine. Several other locations maintain and manage their inventories using a job cost system where the distinction of categories of inventory by state of completion is also not available.

As a result of these factors, it is neither practical nor cost effective to segregate the amounts of raw materials, work-in-process or finished goods inventories at the respective balance sheet dates, as segregation would only be possible as the result of physical inventories which are taken at dates different from the balance sheet dates.

(5) Earnings Per Share
----------------------

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share amounts):

                                                                   Three Months Ended                 Six Months Ended
                                                             --------------------------------  -------------------------------
                                                              February 28,    February 29,      February 28,    February 29,
                                                                  2001            2000             2001             2000
                                                             --------------- ----------------  --------------  ---------------
Numerator:
    Earnings from continuing operations..................    $    3,099        $   11,894      $                $     22,885
    Earnings from discontinued operations................             -             8,648              -              21,339
                                                             ----------        ----------      ---------        ------------
    Net earnings.........................................    $    3,099        $   20,542      $   7,383        $     44,224
                                                             ==========        ==========      =========        ============

Denominator:
    Weighted average common shares outstanding for
      basic earnings per share...........................         7,934             7,810          7,931               7,805
    Net effect of dilutive stock options based on the
      treasury stock method using average market price...           355               265            391                 264
                                                             ----------        ----------      ---------        ------------
    Weighted average common and equivalent
      shares outstanding for diluted earnings per share..         8,289             8,075          8,322               8,069
                                                             ==========        ==========      =========        ============

Basic Earnings Per Share:
    Earnings from continuing operations..................    $     0.39        $     1.52      $    0.93        $       2.93
    Earnings from discontinued operations................             -              1.11              -                2.73
                                                             ----------        ----------      ---------        ------------
    Basic earnings per share.............................    $     0.39        $     2.63      $    0.93        $       5.67
                                                             ==========        ==========      =========        ============

Diluted Earnings Per Share:
    Earnings from continuing operations..................    $     0.37        $     1.47      $    0.89        $       2.84
    Earnings from discontinued operations................             -              1.07              -                2.64
                                                             ----------        ----------      ---------        ------------
    Diluted earnings per share...........................    $     0.37        $     2.54      $    0.89        $       5.48
                                                             ==========        ==========      =========        ============

(6) Comprehensive Income
------------------------

The components of comprehensive income are as follows (in thousands):

                                                                  Three Months Ended                 Six Months Ended
                                                         ---------------------------------  --------------------------------
                                                          February 28,     February 29,      February 28,    February 29,
                                                              2001             2000             2001             2000
                                                         ---------------  ----------------  --------------  ----------------
    Net earnings.......................................  $       3,099    $       20,542    $      7,383    $     44,224
    Foreign currency translation adjustments...........           (370)           (4,778)         (1,886)         (2,595)
                                                         -------------    --------------    ------------    ------------
    Comprehensive income...............................   $      2,729    $       15,764    $      5,497    $     41,629
                                                         =============    ==============    ============    ============

(7) Fire Loss
-------------
In February 2001, one of the Company's facilities in Oldenzaal, The Netherlands was damaged by fire. The fire damaged a portion of the leased building, as well as certain inventory and property, plant and equipment contained therein. Additionally, the fire impacted the shipment of product produced on the truck cab-tilt production line that is housed in the damaged facility. The Company is party to an insurance contract that is expected to cover the damaged inventory and equipment as well as the business interruption resulting from the fire. The costs incurred through February 28, 2001 and the net book value of lost assets total $0.7 million. This amount has been recorded as a receivable in the Condensed Consolidated Balance Sheet, as the amounts are expected to be recovered from our insurance carrier. Future insurance recoveries under our replacement value policy are probable, and will be recorded net of additional costs associated with the fire, once the amounts to be recovered are estimable.

(8) Segment Information
-----------------------
The Company is organized and managed along the lines of its two business segments: Tools & Supplies and Engineered Solutions. Tools & Supplies products include high-force hydraulic tools, electrical tools and consumables, which are sold to a variety of markets including general industrial, construction, production automation, retail do-it-yourself ("DIY"), retail marine and retail automotive aftermarket. Engineered Solutions works with customers to provide customized solutions in the recreational vehicle ("RV"), truck, automotive, medical, and other markets. Products include RV slide-out and leveling systems, hydraulic cab-tilt systems for heavy-duty trucks, electro-hydraulic automotive convertible top actuation systems and extruded and molded silicone products for the medical market. "General corporate and other" as indicated below primarily includes general corporate expenses, financing costs on third party debt and foreign currency exchange adjustments.

The following table summarizes continuing operations financial information by reportable segment (in thousands).

                                                  Three Months Ended                    Six Months Ended
                                           ---------------------------------  --------------------------------------
                                            February 28,      February 29,      February 28,         February 29,
                                                2001              2000              2001                 2000
                                           ----------------  ---------------  ------------------   -----------------
Net Sales:
Tools & Supplies.........................      $  68,911         $ 79,516          $  138,684           $ 150,575
Engineered Solutions.....................         44,424          104,571              92,171             206,553
                                           ----------------  ---------------  ------------------   -----------------
Total....................................      $ 113,335        $ 184,087          $  230,855           $ 357,128
                                           ----------------  ---------------  ------------------   -----------------

Earnings Before Income Tax Expense:
Tools & Supplies.........................      $  11,940        $  15,370           $  23,435           $  26,272
Engineered Solutions.....................          7,310           17,114              15,724              37,620
General corporate and other..............        (14,035)         (14,637)            (26,692)            (28,138)
                                           ----------------  ---------------  ------------------   -----------------
Total....................................       $  5,215        $  17,847           $  12,467           $  35,754
                                           ----------------  ---------------  ------------------   -----------------

Results for the six months ended February 29, 2000 for the Engineered Solutions segment include a $1.4 million recovery related to the resolution of a contract termination originally recorded in fiscal 1999. In addition, results for the three and six months ended February 29, 2000 include corporate reorganization expenses of $3.5 million included in "General corporate and other." These corporate reorganization expenses relate to costs incurred as a result of the Distribution.

(9) Subsequent Events
---------------------
On March 1, 2001, the Company acquired substantially all of the net operating assets of Dewald Manufacturing ("Dewald") for approximately $12.8 million. Dewald is engaged in the design and manufacture of leveling and slide out systems for the North American recreational vehicle market. Dewald operates a manufacturing facility near South Bend, Indiana, and employs approximately 130 employees. Its annual revenues are approximately $20 million.

On March 21, 2001, the Company announced that it is in preliminary discussion with a number of parties regarding the possible sale of its Mox-Med business. Mox-Med provides molded and extruded silicone products for the medical and housewares industries, and has annual net sales of approximately $20 million.

(10) Guarantor Condensed Financial Statements
---------------------------------------------
In connection with the Distribution, Actuant issued 13% Senior Subordinated Notes due 2009. All of our material domestic wholly-owned subsidiaries (the "Guarantors") fully and unconditionally guarantee the 13% notes on a joint and several basis. We believe separate financial statements and other disclosures concerning each of the Guarantors would not provide additional information that is material to investors. Therefore, the Guarantors are combined in the presentation below. There are no significant restrictions on the ability of the Guarantors to make distributions to Actuant. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantors and non-guarantor entities, and the eliminations necessary to arrive at the information for the Company on a condensed consolidated basis.

                CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
                            (Dollars in thousands)

                                                               Six Months Ended February 28, 2001
                                            --------------------------------------------------------------------------
                                               Actuant                         Non
                                             Corporation    Guarantors     Guarantors    Eliminations   Consolidated
                                            -------------- -------------- -------------- -------------- --------------
Net sales.................................  $     38,642   $   112,902    $    79,311              --   $   230,855
Cost of products sold.....................        23,434        73,417         51,198              --       148,049
                                            ------------   -----------    -----------    ------------   -----------
     Gross profit.........................        15,208        39,485         28,113              --        82,806
Operating expenses........................        11,224        19,199         12,845                        43,268
Amortization of intangible assets.........             5         2,731            132              --         2,868
                                            ------------   -----------    -----------    ------------   -----------
       Operating earnings.................         3,979        17,555         15,136              --        36,670
Other expense (income):
        Intercompany activity, net........        (2,288)        1,218          1,070              --            --
        Net financing costs...............        25,031            --            469              --        25,500
        Other, net........................           182            14         (1,493)             --        (1,297)
                                            ------------   -----------    -----------    ------------   -----------
Earnings (Loss) before income tax
(benefit) expense ........................       (18,946)       16,323         15,090              --        12,467
Income tax (benefit) expense..............        (6,986)        6,249          5,821              --         5,084
                                            ------------   -----------    -----------    ------------   -----------
Net (loss) earnings.......................  $    (11,960)  $    10,074    $     9,269              --   $     7,383
                                            ============   ===========    ===========    ============   ===========

                                                                    Six Months Ended February 29, 2000
                                                ---------------------------------------------------------------------------
                                                   Actuant                         Non
                                                 Corporation    Guarantors     Guarantors    Eliminations    Consolidated
                                                -------------- -------------- -------------- -------------- --------------
Net sales....................................   $     41,367   $   103,698    $   212,063    $         --   $    357,128
Cost of products sold........................         24,449        68,243        136,627              --        229,319
                                                ------------   -----------    -----------    ------------   ------------
     Gross profit............................         16,918        35,455         75,436              --        127,809
Operating expenses...........................         17,292        14,969         38,348                         70,609
Amortization of intangible assets............              5         2,045          1,906              --          3,956
                                                ------------   -----------    -----------    ------------   ------------
       Operating earnings....................           (379)       18,441         35,182              --         53,244
Other expense (income):
        Intercompany activity, net...........           (155)        6,177          3,614          (9,636)            --
        Net financing costs..................         13,962         3,361            819              --         18,142
        Other, net...........................           (513)          139           (278)             --           (652)
                                                ------------   -----------    -----------    ------------   -------------
Earnings (Loss) from continuing operations
before income tax (benefit) expense..........        (13,673)        8,764         31,027           9,636         35,754
Income tax (benefit) expense.................         (5,927)        5,959          9,746           3,091         12,869
                                                ------------   -----------    -----------    ------------   ------------
Earnings (Loss) from continuing operations...         (7,746)        2,805         21,281           6,545         22,885
Earnings from discontinued operations........             --            --         21,339              --         21,339
                                                ------------   -----------    -----------    ------------   ------------
Net (loss) earnings..........................   $     (7,746)  $     2,805    $    42,620    $      6,545   $     44,224
                                                ============   ===========    ===========    ============   ============

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            (Dollars in thousands)

                                                                               February 28, 2001
                                                  ----------------------------------------------------------------------------
                                                       Actuant                         Non
                                                     Corporation    Guarantors     Guarantors    Eliminations   Consolidated
                                                    -------------- -------------- -------------- -------------- --------------
                  ASSETS
Current assets
      Cash and cash equivalents...................  $       853    $      (150)   $      (449)            --    $       254
      Accounts receivable, net....................       11,808         39,674         35,794             --         87,276
      Inventories, net............................       10,942         40,097         11,419             --         62,458
      Prepaid expenses............................        1,164            740          4,335             --          6,239
      Deferred income taxes.......................        3,165              7          1,342             --          4,514
                                                    -----------    -----------    -----------    -----------    -----------
            Total current assets..................       27,932         80,368         52,441             --        160,741
Property, plant and equipment, net................        4,717         33,074          9,254             --         47,045
Goodwill, net.....................................           --        109,607          5,098             --        114,705
Other intangibles, net............................           14         19,820             85             --         19,919
Other long-term assets............................       27,652            166            505             --         28,323
                                                    -----------    -----------    -----------    -----------    -----------

Total assets......................................  $    60,315    $   243,035    $    67,383             --    $   370,733
                                                    ===========    ===========    ===========    ===========    ===========

          LIABILITIES AND EQUITY

Current liabilities
      Short-term borrowings.......................  $        --    $        --    $       802             --    $       802
      Trade accounts payable......................        6,440         18,700         13,737             --         38,877
      Accrued compensation and benefits...........        4,346          3,826          5,167             --         13,339
      Income taxes payable........................        5,707          5,941          3,370             --         15,018
      Other current liabilities...................       13,156          6,316          7,225             --         26,697
                                                    -----------    -----------    -----------    -----------    -----------
             Total current liabilities............       29,649         34,783         30,301             --         94,733
Long-term debt....................................      397,723            540         13,847             --        412,110
Deferred income taxes.............................        2,969           (860)         2,229             --          4,338
Other long-term liabilities.......................       16,611           (262)           321             --         16,670
Intercompany balances, net........................      747,497        (24,765)      (722,732)            --             --
Total shareholders' (deficit) equity..............   (1,134,134)       233,599        743,417             --       (157,118)
                                                    -----------    -----------    -----------    -----------    -----------
Total liabilities and shareholders' equity........  $    60,315    $   243,035    $    67,383             --    $   370,733
                                                    ===========    ===========    ===========    ===========    ===========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            (Dollars in thousands)

                                                                              August 31, 2000
                                                  --------------------------------------------------------------------------
                                                     Actuant                         Non
                                                   Corporation    Guarantors     Guarantors    Eliminations   Consolidated
                                                  -------------- -------------- -------------- -------------- --------------
                  ASSETS
Current assets
      Cash and cash equivalents..............     $     5,076    $       721    $     4,099             --    $     9,896
      Accounts receivable, net...............          13,837         36,870         32,846             --         83,553
      Inventories, net.......................          10,528         45,317         11,754             --         67,599
      Receivable from APW Ltd................          32,894             --             --             --         32,894
      Prepaid expenses.......................             699            567          3,964             --          5,230
      Deferred income taxes..................           3,965              6            571             --          4,542
                                                  -----------    -----------    -----------    -----------    -----------
            Total current assets.............          66,999         83,481         53,234             --        203,714
Property, plant and equipment, net...........           5,010         35,473          8,685             --         49,168
Goodwill, net................................              --        111,246          5,102             --        116,348
Other intangibles, net.......................              19         20,911            110             --         21,040
Other long-term assets.......................          26,098            133            480             --         26,711
                                                  -----------    -----------    -----------    -----------    -----------

Total assets.................................     $    98,126    $   251,244         67,611             --    $   416,981
                                                  ===========    ===========    ===========    ===========    ===========

          LIABILITIES AND EQUITY
Current liabilities
      Short-term borrowings..................     $        --    $        --    $     1,259             --    $     1,259
      Trade accounts payable.................           6,602         25,210         11,643             --         43,455
      Accrued compensation and benefits......           7,405          4,164          4,796             --         16,365
      Income taxes payable...................         (23,518)        30,660         32,710             --         39,852
      Other current liabilities..............           7,671          8,534          9,107             --         25,312
                                                  -----------    -----------    -----------    -----------    -----------
             Total current liabilities.......          (1,840)        68,568         59,515             --        126,243
Long-term debt...............................         430,675            540             --             --        431,215
Deferred income taxes........................           5,769           (741)          (542)            --          4,486
Other long-term liabilities..................          17,818           (462)           636             --         17,992
Intercompany balances, net...................         687,060        (51,241)      (635,819)            --             --
Total shareholders' (deficit) equity.........      (1,041,356)       234,580        643,821             --       (162,955)
                                                  -----------    -----------    -----------    -----------     ----------
Total liabilities and shareholders' equity...     $    98,126    $   251,244         67,611             --      $ 416,981
                                                  ===========    ===========    ===========    ===========    ===========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                        Six Months Ended February 28, 2001
                                                     --------------------------------------------------------------------------
                                                       Actuant
                                                     Corporation    Guarantors   Non Guarantors    Eliminations     Consolidated
                                                     -----------    ----------   --------------    ------------     ------------
Operating activities
   Net earnings(loss) ............................   $   (11,960)   $  10,074      $     9,269               --     $     7,383
   Adjustments to reconcile net earnings(loss) to
   cash provided by operating activities:
      Depreciation and amortization...............         1,000        5,689            1,361               --           8,050
      Other non-cash items........................          (786)          --               --               --            (786)
      Changes in operating assets and                     59,507      (31,756)         (27,943)              --            (192)
        liabilities, net..........................   -----------    ---------      -----------     ------------     -----------
Cash provided by (used in) operating activities ..        47,761      (15,993)         (17,313)              --          14,455

Investing activities
      Additions to property, plant and equipment..          (538)      (1,380)          (1,660)              --          (3,578)
      Product line dispositions and other.........            --          238               --               --             238
                                                     -----------    ---------      -----------     ------------     -----------
Cash used in investing activities.................          (538)      (1,142)          (1,660)                          (3,340)

Financing activities
      Net (repayments)borrowings of debt..........       (31,729)          --           10,834               --         (20,895)
      Stock option exercises and other............           340           --               --               --             340
      Intercompany (receivables) payables.........       (20,057)      16,264            3,793               --              --
                                                     -----------    ---------      -----------     ------------     -----------
Cash (used in) provided by financing activities...       (51,446)      16,264           14,627               --         (20,555)

Effect of exchange rate changes on cash...........            --           --             (202)              --            (202)
                                                     -----------    ---------      -----------     ------------     -----------

Net decrease  in cash and cash equivalents........        (4,223)        (871)          (4,548)              --          (9,642)
Cash and cash equivalents--beginning of period.....        5,076          721            4,099                            9,896
                                                     -----------    ---------      -----------     ------------     -----------
Cash and cash equivalents--end of period...........  $       853    $    (150)     $      (449)              --     $       254
                                                     ===========    =========      ===========     ============     ===========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                                           Six Months Ended February 29, 2000
                                                       --------------------------------------------------------------------------
                                                          Actuant                        Non
                                                        Corporation    Guarantors     Guarantors      Eliminations   Consolidated
                                                       ------------    ----------     ----------      ------------   ------------
Operating activities
   Net earnings(loss) from continuing operations..     $    (7,746)    $   2,805      $  21,281       $     6,545    $    22,885
   Adjustments to reconcile net earnings(loss)
    from continuing operations to cash provided
    by (used in) operating activities of
    continuing operations:
      Depreciation and amortization...............           1,351         4,262          6,768                --         12,381
      Changes in operating assets and
        liabilities, net..........................           6,250        (2,244)       (27,060)           (6,545)       (29,599)
                                                       -----------     ---------      ---------       -----------    -----------
Cash provided by (used in) operating activities
of continuing operations..........................            (145)        4,823            989                --          5,667
Discontinued operations...........................              --            --         19,751                --         19,751
                                                       -----------     ---------      ---------       -----------    -----------
Total cash provided by (used in) operating
  activities......................................            (145)        4,823         20,740                --         25,418

Investing activities
      Proceeds from the sale of property, plant
        and equipment.............................               4           129            570                --            703
      Additions to property, plant and equipment..            (445)       (2,971)        (2,328)               --         (5,744)
      Product line dispositions and other.........              --            --          2,987                --          2,987
      Discontinued operations.....................              --            --        (28,615)               --        (28,615)
                                                       -----------     ---------      ---------       -----------    -----------
Cash used in investing activities.................            (441)       (2,842)       (27,386)                         (30,669)

Financing activities
      Net repayments of debt......................         376,573            --             --                --        376,573
      Additions to (decreases in) receivables
        financing facility........................            (269)        2,375           (686)               --          1,420
      Dividends paid on common stock..............          (1,171)           --             --                --         (1,171)
      Stock option exercises and other............           1,604            --             --                --          1,604
      Intercompany (receivables) payables.........        (376,402)       (4,740)       381,142                --             --
      Discontinued operations.....................              --            --       (386,228)               --       (386,228)
                                                       -----------     ---------      ---------       -----------    -----------
Cash (used in) provided by financing activities...             335        (2,365)        (5,772)               --         (7,802)

Effect of exchange rate changes on cash...........              --            --           (186)               --           (186)
                                                       -----------     ---------      ---------       -----------    -----------
Net (decrease) increase in cash and cash
  equivalents.....................................            (251)         (384)       (12,604)               --        (13,239)
Effect of change in cash of discontinued
  operations......................................              --            --         14,752                --         14,752
Cash and cash equivalents--beginning of period....            (721)         (209)         8,186                            7,256
                                                       -----------     ---------      ---------       -----------    -----------
Cash and cash equivalents--end of period..........     $      (972)    $    (593)     $  10,334       $        --    $     8,769
                                                       ===========     =========      =========       ===========    ===========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

On January 9, 2001 Applied Power Inc. changed its name to Actuant Corporation. Throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" when we refer to "Actuant", "Applied Power", or the "Company", we mean Actuant Corporation and its subsidiaries. Also on January 9, 2001, our shareholders approved a reverse stock split whereby every five shares of common stock were converted into one share of common stock. Where appropriate, this change is reflected in this Form 10-Q for all periods presented.


The Distribution
----------------
On January 27, 2000, Applied Power's board of directors authorized various actions to enable Applied Power to distribute its Electronics segment ("APW Ltd.") to its shareholders (the "Distribution"). In the Distribution, Applied Power shareholders received, in the form of a special dividend, one share of APW Ltd. common stock for each Applied Power common share. As a result, APW Ltd. became a separately traded, publicly held company. The Distribution was approved by the board of directors on July 7, 2000 and shares of APW Ltd. were distributed to Applied Power shareholders of record at July 21, 2000, effective July 31, 2000. Applied Power now trades separately on The New York Stock Exchange ("NYSE") under the ticker symbol "ATU." APW Ltd. trades on the NYSE under the ticker symbol "APW."

As a result of the Distribution, the Company's Electronics segment is presented as "discontinued operations" in the accompanying financial statements.


Results of Operations
---------------------
During fiscal year 2000, we divested several businesses and discontinued certain product lines that were no longer considered integral to our business strategy, collectively referred to as the "non-continuing businesses". The following table summarizes the significant divestitures that were completed:

                                                                 Approximate
Divestitures                   Segment          Date        Annual Sales (1)
------------                   -------          ----        ----------------
                                                               (in millions)
Norelem             Tools & Supplies         August 2000             $     8
Barry Controls      Engineered Solutions       June 2000                 120
Air Cargo           Engineered Solutions        May 2000                  22
Samuel Groves       Engineered Solutions    October 1999                   9
________
(1)    At the time of the transactions.

The comparability of operating results from period to period is impacted by the non-continuing businesses. The tables included in "Results of Continuing Operations" below show the effect, by segment, of the non-continuing businesses on reported results.

Results from Continuing Operations
----------------------------------
Earnings from continuing operations were $3.1 million, or $0.37 per diluted share, and $11.9 million, or $1.47 per diluted share, for the second quarter of fiscal 2001 and 2000, respectively. Earnings from continuing operations for the six months ended February 28, 2001 were $7.4 million, or $0.89 per diluted share, compared to $22.9 million, or $2.84 per diluted share, for the prior year period. Our first half and second quarter results in the prior year included the operating results of Norelem, Barry Controls, and Air Cargo, which we divested in the second half of fiscal 2000. Furthermore, our current capital structure is different than that which existed during the comparable periods in the prior year since we entered into new credit agreements and issued new subordinated debt in conjunction with the Distribution. As a result, certain adjustments must be made to make the results in the Condensed Consolidated Statements of Earnings comparable. Our fiscal 2000 results, reflecting the removal of the divested businesses and the impact of our new capital structure, were $6.6 million, or $0.81 per diluted share, and $12.0 million, or $1.49 per diluted share, for the quarter and six months ended February 29, 2000, respectively. Our operating results in the current fiscal year are lower than prior year results due to the impact of currency rates on translated results and slowing economic conditions, most notably in the North American recreational vehicle market. The remainder of this section is a discussion of comparative operating results for the second quarter and six-month periods.

Net Sales by Segment
(in thousands)

                                              Three Months Ended                     Six Months Ended
                                         ---------------------------            -------------------------
                                         February 28,   February 29,            February 28,  February 29,
                                            2001           2000        Change       2001         2000         Change
                                         ------------   ------------  --------- ------------  ------------   --------
Tools & Supplies ......................   $ 68,911         $ 79,516    (13.3)%   $138,684     $150,575        (7.9)%
Less: non-continuing /(1)/ ............          -            3,559                     -        7,955
                                          --------         --------              --------     --------
 Adjusted Tools & Supplies ............   $ 68,911         $ 75,957     (9.3)%   $138,684     $142,620        (2.8)%
                                          ========         ========              ========     ========

Engineered Solutions ..................   $ 44,424         $104,571    (57.5)%   $ 92,171     $206,553       (55.4)%
Less: non-continuing /(2)/ ............          -           47,322                     -       88,543
                                          --------         --------              --------     --------
 Adjusted Engineered Solutions.........     44,424           57,249    (22.4)%   $ 92,171     $118,010       (21.9)%
                                          ========         ========              ========     ========

Total net sales .......................   $113,335         $184,087    (38.4)%   $230,855     $357,128       (35.4)%
Less: Non-continuing /(1)(2)/ .........          -           50,881                     -       96,498
                                          --------         --------              --------     --------
Adjusted net sales ....................   $113,335         $133,206    (14.9)%   $230,855     $260,630       (11.4)%
                                          ========         ========              ========     ========

________
(1) "Non-continuing" represents the divested Tools & Supplies businesses, which include Norelem, Enerpac's automotive line of business and Gardner Bender's TAM product line.
(2) "Non-continuing" represents the divested Engineered Solutions businesses, which include Barry Controls, Air Cargo, Samuel Groves and Magnets.

Adjusted net sales declined $19.9 million, or 14.9%, in the second quarter and $29.8 million, or 11.4%, for the six months ended February 28, 2001, compared to the prior year periods. The $29.8 million decline in revenue from the first half of the fiscal 2000 resulted from a $14 million reduction in RV market sales, negative currency impact of $9 million due to the impact of foreign currency rate changes on translated results, and overall weaker economic conditions. Excluding foreign currency rate changes and the impact of our lower sales to North American RV manufacturers, sales declined 7.7% and 3.1% in the three and six-month periods ended February 28, 2001, respectively, compared to the prior year.

Tools & Supplies
Adjusted net sales for the Tools & Supplies segment declined from the comparable prior year periods by $7.0 million and $3.9 million for the three and six-month periods ended February 28, 2001, respectively. Excluding the effect of foreign currency rate changes, which caused $1.1 million of the quarter over quarter decline, Tools & Supplies sales decreased 8% compared to the fiscal 2000 second quarter. This decline was driven primarily from Gardner Bender's 16% decrease, offset by an increase of 2% in Enerpac sales. Approximately $4.0 million, or half, of the sales decline in Gardner Bender was caused by the implementation of a new computer system in the first quarter of fiscal 2000, which resulted in shipments being delayed from the fiscal 2000 first quarter into the second quarter. Additionally, Gardner Bender sales to OEM customers and the automotive aftermarket were lower, reflecting the softening U.S. economy.

The net sales decline experienced during the six-months ended February 28, 2001 primarily resulted from the effects of the strengthening US dollar, which comprised $3.4 million of the $3.9 million decrease.

Engineered Solutions
Adjusted net sales for the Engineered Solutions segment decreased from the prior year periods by $12.8 million, or 22.4%, for the quarter and $25.8 million, or 21.9%, for the first half of fiscal 2001. Approximately $8.6 million of the fiscal second quarter decline is attributable to lower sales into the RV market, while $1.4 million was due to the impact of foreign currency rate changes. The North American RV market started slowing in the third quarter of fiscal 2000, with the slowing continuing into the current quarter. Our Power Gear unit's sales into this market were 50% lower in the second quarter of this year than the record shipments made in the second quarter of the prior year. Excluding foreign currency rate changes and the impact of our lower sales to RV manufacturers, our Engineered Solutions second quarter sales declined $2.8 million, primarily reflecting the impact of the slowing economy in North America.

The $25.8 million adjusted net sales decline experienced during the six months ended February 28, 2001 primarily resulted from a $14.1 million reduction in sales to the RV market and $5.5 million from foreign currency rate changes. The remainder of the decline resulted from slower economic conditions.


Gross Profit Margins By Segment                           Three Months Ended                       Six Months Ended
                                              -----------------------------------   -----------------------------------------
                                                 February 28,       February 29,       February 28,         February 29,
                                                     2001               2000               2001                2000
                                              -----------------   ---------------   -----------------    --------------------
Tools & Supplies............................        41.6%                40.7%            41.0%               40.1%
Adjusted Tools & Supplies...................        41.6%                40.7%            41.0%               40.3%

Engineered Solutions........................        27.7%                31.9%            28.2%               32.6%
Adjusted Engineered Solutions...............        27.7%                29.6%            28.2%               29.7%

Total gross profit margin...................        36.2%                35.7%            35.9%               35.8%
Total adjusted gross profit margin..........        36.2%                35.9%            35.9%               35.5%


Second quarter and year-to-date adjusted gross profit margins improved compared to the prior fiscal year periods, driven by strong Tools & Supplies performance offset by weaker Engineered Solutions performance.

Tools & Supplies
Adjusted gross profit margins in our Tools & Supplies segment improved in the quarter, and year-to-date, as compared to the prior fiscal year periods. The improvement results from the elimination of lower margin SKUs within the Tools & Supplies product portfolio, and cost reductions generated from direct labor improvements, Asian sourcing of components and finished goods, as well as lower fixed costs resulting from closing the NECON manufacturing plant.

Engineered Solutions
Engineered Solutions adjusted gross profit margins decreased in the quarter and year-to-date as compared to the prior fiscal year periods. The significant sales reductions to the RV industry negatively impacted margins as we experienced lower production volumes over which we could spread the fixed manufacturing costs of our RV plants. We are reducing employment costs at these plants to minimize the impact of the sales slowdown.

Engineering, Selling, and Administrative by Segment
(in thousands)

                                        Three Months Ended                              Six Months Ended
                                  ---------------------------------             --------------------------------
                                    February 28,      February 29,               February 28,      February 29,
                                       2001              2000          Change        2001              2000         Change
                                  ---------------   ---------------   --------  --------------    --------------  ---------
Tools & Supplies .............      $ 15,915          $ 16,061          (0.9)%    $ 31,720           $ 32,319       (1.9)%
Less: non-continuing /(1)/ ...             -               933                           -              2,050
                                    --------          --------                    --------           --------
 Adjusted Tools & Supplies ...      $ 15,915          $ 15,128           5.2 %    $ 31,720           $ 30,269        4.8 %
                                    ========          ========                    ========           ========

Engineered Solutions .........      $  4,441          $ 15,170         (70.7)%    $  9,058           $ 27,642      (67.2)%
Less: non-continuing /(2)/ ...             -             9,876                           -             18,053
                                    --------          --------                    --------           --------
 Adjusted Engineered Solutions      $  4,441          $  5,294         (16.1)%    $  9,058           $  9,589       (5.5)%
                                    ========          ========                    ========           ========

General Corporate ............      $  1,342             3,699         (63.7)%    $  2,490           $  8,607      (71.1)%
                                    ========          ========                    ========           ========

Total ESA ....................      $ 21,698          $ 34,930         (37.9)%    $ 43,268           $ 68,568      (36.9)%
Less: Non-continuing .........             -            10,809                           -             21,549
                                    --------          --------                    --------           --------
Adjusted ESA .................      $ 21,698          $ 24,121         (10.0)%    $ 43,268           $ 47,019       (8.0)%
                                    ========          ========                    ========           ========

________
(1) "Non-continuing" represents the divested Tools & Supplies businesses, which include Norelem, Enerpac's automotive line of business and Gardner Bender's TAM product line.
(2) "Non-continuing" represents the divested Engineered Solutions businesses, which include Barry Controls, Air Cargo, Samuel Groves and Magnets.

Total engineering, selling and administrative ("ESA") expenses decreased $3.7 million, from $47.0 million to $43.3 million for the six months ended February 29, 2000 and February 28, 2001, respectively. Fiscal 2001 second quarter adjusted ESA expenses were 10% percent lower than those reported in the second quarter of fiscal 2000, resulting from lower corporate expenses. In the prior year periods, corporate expenses included costs related to both the former Industrial and Electronics business segments of Applied Power. None of these expenses have been allocated to the discontinued operation's financial results. Management believes general corporate expenses will approximate $5.0 million for fiscal year 2001.

Tools & Supplies
Tools & Supplies adjusted ESA expenses increased over the prior period amounts by 5.2% and 4.8% for the quarter and six months ended February 28, 2001, respectively. This increase in adjusted Tools & Supplies ESA expenses is primarily caused by increased sales, marketing, and information technology ("IT") expenses in Enerpac and increased engineering and IT expenses at Gardner Bender.

Engineered Solutions
Compared to the prior year periods, Engineered Solutions adjusted ESA expenses decreased by 16.1% for the fiscal 2001 second quarter and 5.5% for the six months ended February 28, 2001. These reductions resulted from lower expenses attributable to the sales decline, as well as cost reduction program benefits.


Amortization Expense
Amortization expense was lower in the current year periods compared to the prior year primarily due to the non-continuing businesses.

Contract Termination Recovery
During the first quarter of fiscal 2000, the Company recovered approximately $1.4 million of a contract termination charge originally expensed in fiscal 1999 by the Engineered Solutions segment.

Other Expense(Income)
Net financing costs for the three and six-month periods ended February 28, 2001 increased $4.8 million and $7.4 million, respectively, compared to the prior fiscal year periods. The increased costs are the result of the realignment of debt in the Distribution. The current credit facilities have higher interest rates than that which had been previously incurred by the Company. Current borrowings consist of those under a senior secured credit agreement (the "Senior Credit Agreement") and new Senior Subordinated Notes, which carry a 13% interest rate.

Other, net is primarily comprised of foreign currency gains and losses.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $0.3 million at February 28, 2001 and $9.9 million at August 31, 2000. In order to minimize net financing costs, the Company intentionally maintains low cash balances by using available cash to reduce borrowings.

Net cash generated by operating activities of continuing operations totaled $14.5 million and $5.7 million for the six-month periods ended February 28, 2001 and February 29, 2000, respectively. Discontinued operations generated $19.8 million of cash from operating activities in the six months ended February 29, 2000. Net cash used in investing and financing activities for the six months ended February 28, 2001 totaled $3.3 million and $20.6 million, respectively. Cash used for investing activities primarily consisted of capital expenditures. Cash used for financing activities primarily consisted of debt repayments.

Debt                                                           February 28, 2001      August 31, 2000
                                                              --------------------   -------------------
  (in thousands)
Senior secured debt........................................   $           200,049      $        233,300
Senior subordinated notes, net of discount.................               197,527               197,375
Euro term loan.............................................                13,847                     -
Other......................................................                 1,489                 1,799
                                                                ------------------       ---------------
Total Debt.................................................   $           412,912      $        432,474
                                                                ==================       ===============

During the first quarter of fiscal 2001, a European subsidiary of the Company completed a bank term loan financing of 15.0 million EURO. Amortization of the loan begins on January 31, 2003 with semi-annual repayments thereafter and a final maturity of July 31, 2007. The loan interest rate is based on three month EURIBOR with a spread of 1.10%. Proceeds from the borrowing were used to prepay
15.0 million EURO of the Euro denominated term borrowings under the Company's Senior Credit Agreement, which carried a higher rate of interest.

The Company is focused on debt reduction. In the seven months since the Distribution, debt has been reduced by $37.6 million. During the first six months of fiscal 2001 debt was reduced $19.6 million. The Company expects total debt reduction (excluding proceeds or repayments from business divestitures or acquisitions) of $35.0 million in fiscal 2001. The Company plans to use all cash provided from operations to fund capital expenditures and debt reduction. In addition to cash from operations, the Company is exploring alternative sources of financing, which could reduce total financing costs. For example, we are in the process of implementing an accounts receivable securitization program from which we hope to generate at least $25 million of proceeds at lower financing costs. No dividend payments were made in fiscal 2001, nor do we expect to pay dividends in the near future, so that cash flow from operations can be used to reduce debt. At February 28, 2001, the Company had approximately $41.5 million of availability under its credit facilities, and was in compliance with all covenants under its debt agreements. The Company believes that availability under its credit facilities, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.

New Accounting Pronouncements
-----------------------------
In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured. The Company believes that the adoption of SAB 101 will not have a material effect on its financial statements.

Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivative instruments to be recorded in the balance sheet at fair value. The initial adoption of this statement did not have a material effect on the Company's earnings or financial position.

Recent Events
-------------
In February 2001, one of the Company's facilities in Oldenzaal, The Netherlands was damaged by fire. The fire damaged a portion of the leased building, as well as certain inventory and property, plant and equipment contained therein. Additionally, the fire impacted the shipment of product produced on the truck cab-tilt production line that is housed in the damaged facility. The Company is party to an insurance contract that is expected to cover the damaged inventory and equipment as well as the business interruption resulting from the fire. The costs incurred through February 28, 2001 and the net book value of lost assets total $0.7 million. This amount has been recorded as a receivable in the Condensed Consolidated Balance Sheet, as the amounts are expected to be recovered from our insurance carrier. Future insurance recoveries under our replacement value policy are probable, and will be recorded net of additional costs associated with the fire, once the amounts to be recovered are estimable.

On March 1, 2001, the Company acquired substantially all of the net operating assets of Dewald Manufacturing ("Dewald") for approximately $12.8 million. Dewald is engaged in the design and manufacture of leveling and slide out systems for the North American recreational vehicle market. Dewald operates a manufacturing facility near South Bend, Indiana, and employs approximately 130 employees. Its annual revenues are approximately $20 million.

On March 21, 2001, the Company announced that it is in preliminary discussion with a number of parties regarding the possible sale of its Mox-Med business. Mox-Med provides molded and extruded silicone products for the medical and housewares industries, and has annual net sales of approximately $20 million.


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

A discussion of the Company's accounting policies for derivative financial instruments is included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000 within Note A - "Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements.

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

The Company's identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The Company periodically identifies areas where we do not have naturally occurring offsetting positions and then purchases hedging instruments to protect against anticipated exposures. There are no such hedging instruments in place at February 28, 2001 or through the date of this filing. The Company's financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.

Interest Rate Risk - Given our leverage, we are exposed to interest rate risk
------------------
from changes in interest rates. We have periodically utilized interest rate swap agreements historically to manage overall financing costs and interest rate risk. We had no such agreements in place at February 28, 2001 or through the date of this filing. Our Senior Credit Agreement stipulates that the lower of 50% of our total debt or $200.0 million be fixed interest rate obligations. We are in compliance with this requirement.


PART II -  OTHER INFORMATION
Item 1 - Legal Proceedings
--------------------------

In connection with the disposition of Barry Wright Corporation in June 2000, Actuant indemnified the buyer for certain matters. The buyer made an indemnification claim for damages of approximately $6 million involving a specific contract. Actuant is investigating the claim and investigating the purchaser's compliance with the purchase agreement, but believes that it has viable defenses to the claim. The Company intends to vigorously defend the claim. Based on the information presently available, management believes the claim will not have a material impact on its financial position or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Shareholders was held on January 9, 2001 to elect a board of seven directors and to vote on a number of proposals. Each director nominee was elected. The number of votes for each nominee is set forth below:

                                     Share Votes For       Share Votes Withheld
                                -----------------------  ------------------------
H. Richard Crowther                    35,073,306              413,687
Richard A. Kashow                      35,076,677              410,316
Richard G. Sim                         35,037,148              449,845
Gustav H.P. Boel                       35,053,218              433,775
Bruce S. Chelberg                      35,066,742              420,251
William P. Sovey                       35,063,901              423,092
Robert C. Arzbaecher                   35,072,315              414,678


In addition, the following proposals were voted on at the January 9, 2001 annual meeting:

(a)   Proposal to approve the Actuant Corporation 2001 Stock Plan.

      FOR                AGAINST                      ABSTAIN
      20,252,025         8,787,896                    113,335

(b) Proposal to approve the Actuant Corporation 2001 Outside Directors' Stock Option Plan.

      FOR                AGAINST                      ABSTAIN
      24,514,377         4,382,099                    256,780

(c) Proposal to approve the Articles of Amendment to change the name of the Company.

      FOR                AGAINST                      ABSTAIN
      35,119,127         162,485                      205,381

(d) Proposal to approve the Articles of Amendment to effect a five-for-one reverse split.

      FOR                AGAINST                      ABSTAIN
      34,052,083         1,194,260                    240,650

(e) Proposal to approve the Articles of Amendment to reduce the number of shares of common stock .

      FOR                AGAINST                      ABSTAIN
      34,691,648         521,433                      273,912

(f) Proposal to approve a shareholder's proposal concerning shareholder rights plan.

      FOR                AGAINST                      ABSTAIN
      14,444,291         14,215,231                   493,734

(g) The following verbal proposals presented at the annual meeting of shareholders were voted 0 shares FOR each proposal and 35,486,993 shares AGAINST each proposal:

      1. That shareholders should have the opportunity to vote on auditors at the 2001 and subsequent annual meetings.

      2.   That the Board be required to have at least 9 directors.


      3. That the 2001 and subsequent proxy statements list all the outside directorships, including non-profit organizations, held by each director.


      4. That confidential voting be allowed at the 2001 and subsequent annual meetings.

      5. That the annual meeting start between the hours of 10:00 a.m. and 3:00 p.m. and not at 8:00 a.m.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) See Index to Exhibits on page 24, which is incorporated herein by reference.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ACTUANT CORPORATION
                                       (Registrant)



Date:  April 13, 2001                  By: /s/ Andrew G. Lampereur
                                          ------------------------
                                       Andrew G. Lampereur
                                       Chief Financial Officer

                                       (Principal Financial and
                                       Accounting Officer and duly
                                       authorized to sign on behalf of
                                       the registrant)

                               ACTUANT CORPORATION
                               (the "Registrant")
                          (Commission File No. 1-11288)

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 28, 2001
                                INDEX TO EXHIBITS

                                                                       Incorporated Herein                 Filed
  Exhibit                      Description                               By Reference To                 Herewith
------------   --------------------------------------------  -----------------------------------------  ------------
    4.7        Amendment to Articles of Incorporation                                                        X
               effecting the name change

    4.8        Amendment to Articles of Incorporation                                                        X
               effecting the reverse stock split

    4.9        Amended and restated Articles of                                                              X
               Incorporation

   10.23       Actuant Corporation 2001 Stock Plan           Exhibit B to the Registrant's Proxy
                                                             Statement, dated December 1, 2000 for
                                                             the 2001 Annual Meeting of Shareholders

   10.24       Actuant Corporation 2001 Outside              Exhibit C to the Registrant's Proxy
               Directors' Stock Option Plan                  Statement, dated December 1, 2000 for
                                                             the 2001 Annual Meeting of Shareholders