Form 10-Q
period 2001-05-31
ACTUANT CORP
filed 2001-07-12
CIK 6955

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2001

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

                           Yes  X     No  ____
                           ---

The number of shares outstanding of the registrant's Class A Common Stock as of June 30, 2001 was 7,970,984.

                               TABLE OF CONTENTS


                                                                                         Page No.
                                                                                         --------
Part I - Financial Information
------------------------------
   Item 1 - Financial Statements (Unaudited)
   Actuant Corporation-
        Condensed Consolidated Statements of Earnings.................................         3
        Condensed Consolidated Balance Sheets.........................................         4
        Condensed Consolidated Statements of Cash Flows...............................         5
        Notes to Condensed Consolidated Financial Statements..........................         6
   Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations............................................        16
   Item 3 - Quantitative and Qualitative Disclosures About Market Risk................        22

Part II - Other Information
---------------------------
   Item 1 - Legal Proceedings.........................................................         *
   Item 2 - Changes in Securities and Use of Proceeds.................................         *
   Item 3 - Defaults Upon Senior Securities...........................................         *
   Item 4 - Submission of Matters to a Vote of Security Holders.......................         *
   Item 5 - Other Information.........................................................        23
   Item 6 - Exhibits and Reports on Form 8-K..........................................        23

----------------
*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.


Risk Factors That May Affect Future Results
-------------------------------------------
This quarterly report on Form 10-Q contains certain statements, which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, truck, automotive, industrial production, and construction industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive pricing, foreign currency risk, interest rate risk, the Company's ability to access capital markets, the Company's high debt level which results in less financial flexibility in terms of debt covenants and debt availability, and other factors that may be referred to or noted in the Company's reports filed with the Securities and Exchange Commission from time to time.

PART I  - FINANCIAL INFORMATION
Item 1 - Financial Statements (unaudited)
-----------------------------------------

                              ACTUANT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                                        Three Months Ended               Nine Months Ended
                                                                              May 31,                         May 31,
                                                                   ----------------------------    -----------------------------
                                                                       2001            2000            2001             2000
                                                                   ------------    ------------    ------------     ------------
Net Sales.......................................................      $ 123,935       $ 178,527       $ 354,790        $ 535,655
Cost of Products Sold...........................................         80,729         112,497         228,778          341,816
                                                                   ------------    ------------    ------------     ------------
     Gross Profit...............................................         43,206          66,030         126,012          193,839

Engineering, Selling and Administrative Expenses................         23,405          34,761          66,673          103,329
Amortization of Intangible Assets...............................          1,725           1,946           4,593            5,902
Contract Termination Recovery...................................              -               -               -           (1,446)
Restructuring Charge............................................          1,740               -           1,740                -
Corporate Reorganization Expenses...............................              -             962               -            4,449
                                                                   ------------    ------------    ------------     ------------
     Operating Earnings.........................................         16,336          28,361          53,006           81,605

Other Expense(Income):
      Net Financing Costs.......................................         12,094           8,952          37,594           22,274
      Accounts Receivable Securitization Costs..................            617             798             617            5,618
      Other, net................................................          1,177            (172)           (120)            (824)
                                                                   ------------    ------------    ------------     ------------
Earnings from Continuing Operations before Income Tax Expense...          2,448          18,783          14,915           54,537
Income Tax Expense..............................................            990           6,715           6,074           19,584
                                                                   ------------    ------------    ------------     ------------
Earnings from Continuing Operations.............................          1,458          12,068           8,841           34,953

Discontinued Operations, net of  Income Taxes...................           (781)         12,892            (781)          34,231
Extraordinary Item, net of Income Taxes
      Loss on Sale of Subsidiary................................              -         (12,186)              -          (12,186)
                                                                   ------------    ------------    ------------     ------------

Net Earnings....................................................      $     677       $  12,774       $   8,060        $  56,998
                                                                   ============    ============    ============     ============

Basic Earnings Per Share:
  Continuing Operations.........................................      $    0.18       $    1.54       $    1.11        $    4.48
  Discontinued Operations.......................................          (0.10)           1.65           (0.10)            4.38
  Extraordinary Item............................................             --           (1.56)             --            (1.56)
                                                                   ------------    ------------    ------------     ------------
  Total.........................................................      $    0.09       $    1.63       $    1.02             7.30
                                                                   ============    ============    ============     ============

Diluted Earnings Per Share:
  Continuing Operations.........................................      $    0.18       $    1.50       $    1.07             4.34
  Discontinued Operations.......................................          (0.09)           1.60           (0.09)            4.25
  Extraordinary Item............................................             --           (1.51)             --            (1.51)
                                                                   ------------    ------------    ------------     ------------
  Total.........................................................      $    0.08       $    1.59       $    0.97        $    7.07
                                                                   ============    ============    ============     ============

Weighted Average Common Shares Outstanding:
  Basic.........................................................          7,948           7,819           7,937            7,809
  Diluted.......................................................          8,235           8,047           8,297            8,060

     See accompanying Notes to Condensed Consolidated Financial Statements

                              ACTUANT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


                                                                                      May 31,         August 31,
                                                                                       2001             2000
                                                                                   ------------     -------------
                                                                                     (Unaudited)
                                              ASSETS
                                              ------
Current Assets:
         Cash and cash equivalents...............................................  $        632     $       9,896
         Accounts receivable, net................................................        54,772            83,553
         Inventories, net........................................................        59,041            67,599
         Deferred income taxes...................................................         4,526             4,542
         Other current assets....................................................         7,891            38,124
                                                                                   ------------     -------------
                 Total Current Assets............................................       126,862           203,714

Property, Plant and Equipment, net...............................................        44,503            49,168
Goodwill, net....................................................................       121,672           116,348
Other Intangible Assets, net.....................................................        22,255            21,040
Other Long-term Assets...........................................................        25,995            26,711
                                                                                   ------------     -------------

Total Assets.....................................................................  $    341,287     $     416,981
                                                                                   ============     =============


                               LIABILITIES AND SHAREHOLDERS' EQUITY
                               ------------------------------------

Current Liabilities:
         Short-term borrowings...................................................  $        364      $      1,259
         Trade accounts payable..................................................        34,992            43,455
         Accrued compensation and benefits.......................................        12,914            16,365
         Income taxes payable....................................................        13,761            39,852
         Other current liabilities...............................................        25,180            25,312
                                                                                   ------------     -------------
                 Total Current Liabilities.......................................        87,211           126,243

Long-term Debt...................................................................       388,855           431,215
Deferred Income Taxes............................................................         4,176             4,486
Other Long-term Liabilities......................................................        17,825            17,992

Shareholders' Equity:
         Class A common stock, $0.20 and $1.00 par value, authorized 16,000,000 and 80,000,000 shares, issued and outstanding 7,960,664 and 7,922,910
            shares, respectively.................................................         1,592             7,923
         Additional paid-in capital..............................................      (625,282)         (632,050)
         Accumulated other comprehensive income..................................       (19,313)          (16,991)
         Retained earnings.......................................................       486,223           478,163
                                                                                   ------------     -------------
Total Shareholders' Deficit......................................................      (156,780)         (162,955)
                                                                                   ------------     -------------

Total Liabilities and Shareholders' Equity.......................................  $    341,287     $     416,981
                                                                                   ============     =============


     See accompanying Notes to Condensed Consolidated Financial Statements

                              ACTUANT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                   Nine Months      Nine Months
                                                                                      Ended            Ended
                                                                                   May 31, 2001     May 31, 2000
                                                                                   ------------     -------------
Operating Activities
--------------------
Net earnings from continuing operations........................................    $      8,841     $      22,766
Adjustments to reconcile net earnings to net cash
      provided by operating activities:
           Depreciation and amortization.......................................          12,369            18,224
           Extraordinary loss on sale of subsidiary............................               -            12,186
           Other non-cash items................................................            (549)                -
           Changes in operating assets and liabilities, excluding
               the effects of business acquisitions:
                    Accounts receivable........................................          28,354           (24,505)
                    Inventories................................................           8,814            (4,971)
                    Other assets...............................................          29,570             2,402
                    Trade accounts payable.....................................          (9,287)            7,268
                    Other accrued liabilities..................................          (7,472)           (7,890)
                    Income taxes payable.......................................         (25,828)            1,700
                                                                                   ------------     -------------
     Cash provided by continuing operations....................................          44,812            27,180
     Cash provided by discontinued operations..................................               -            17,704
                                                                                   ------------     -------------
     Net cash provided by operating activities.................................          44,812            44,884

Investing Activities
--------------------
Proceeds from the sale of property, plant and equipment........................           1,907               703
Proceeds from insurance recovery...............................................           1,118                 -
Additions to property, plant and equipment.....................................          (5,277)           (9,170)
Business acquisitions..........................................................         (11,250)                -
Business dispositions and other................................................           1,192            15,233
Net investing activities of discontinued operations............................               -           (42,206)
                                                                                   ------------     -------------
     Net cash used in investing activities.....................................         (12,310)          (35,440)

Financing Activities
--------------------
Net (repayments) borrowings of debt............................................         (42,257)          (36,514)
Dividends paid on common stock.................................................               -            (1,757)
Proceeds from stock option exercises...........................................             437             1,893
Net financing activities of discontinued operations............................               -            11,657
                                                                                   ------------     -------------
     Net cash used in financing activities.....................................         (41,820)          (24,721)

Effect of exchange rate changes on cash........................................              54              (173)
                                                                                   ------------     -------------

Net decrease in cash and cash equivalents......................................          (9,264)          (15,450)

Effect of change in cash of discontinued operations............................               -            15,002

Cash and cash equivalents - beginning of period................................           9,896             7,256
                                                                                   ------------     -------------

Cash and cash equivalents - end of period......................................    $        632     $       6,808
                                                                                   ============     =============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              ACTUANT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
-------------------------
On January 9, 2001, Applied Power Inc. shareholders approved the change of the name of the Company to Actuant Corporation. The accompanying unaudited condensed consolidated financial statements of Actuant Corporation ("Applied Power," "Actuant," or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the consolidated financial statements and related footnotes in the Company's fiscal 2000 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the nine months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2001.

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

Prior year's financial statements have been reclassified where appropriate to conform to current year presentations.

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

Accordingly, the Condensed Consolidated Statement of Earnings and the Condensed Consolidated Statement of Cash Flows for the nine months ended May 31, 2000 have been reclassified to reflect the Company's former Electronics segment as a discontinued operation. Thus, the revenues, costs and expenses, and cash flows of the former Electronics segment have been excluded from the respective captions in the accompanying condensed consolidated financial statements. The net operating results of the former Electronics segment have been reported, net of applicable taxes, as "Discontinued Operations, net of Income Taxes." The net operating results of the discontinued operations include financing costs related to the debt allocated to the Electronics segment.

An $0.8 million loss was recorded in "Discontinued Operations, net of Income Taxes" for the three months ended May 31, 2001 to reflect a change in estimate for Electronics segment liabilities assumed by the Company as part of the Distribution.

(3) Acquisitions and Divestitures
---------------------------------
On March 1, 2001, the Company, through a wholly owned subsidiary, acquired certain assets and assumed certain liabilities of Dewald Manufacturing, Inc. ("Dewald"). Dewald is engaged in the design and manufacture of recreational vehicle ("RV") slide out and leveling systems for the North American RV market. The results of operations of Dewald are included in the accompanying financial statement since the date of acquisition. The acquisition was accounted for as a purchase, and the purchase price of $13.4 million (including deferred purchase price of $1.8 million and transaction costs) was allocated to the fair value of the assets acquired and the liabilities assumed. The excess purchase price over the fair value of assets acquired, which approximates $8.3 million, was recorded as goodwill and is being amortized over 20 years. This acquisition was funded by borrowings under Actuant credit facilities.

In May 2001, the Company sold its Tools and Supplies Quick Mold Change ("QMC") business to the QMC management team for approximately $1.0 million. The QMC business had revenue of approximately $6.0 million and a net loss of approximately $0.3 million in the last twelve months. The sale resulted in a loss of approximately $0.6 million, $0.4 million after-tax, or $0.05 per diluted share which is recorded in "Other Expense (Income), Other."

In May 2001, the Company recorded a charge in "Other Expense (Income), Other" of $1.5 million, $0.9 million after-tax, or $0.11 per diluted share, for the net present value of future lease and holding costs on a building that had been occupied by a former subsidiary. At the time the Company sold the divested business, it received a five-year sub-lease with renewal options. Due to a change in control at the parent company of the divested business, the renewal option was not exercised. We were unsuccessful in subletting the building during the quarter.

On May 26, 2000, the Company completed the sale of Air Cargo Equipment Corporation, a business unit in the Engineered Solutions segment. The total consideration from the transaction, which was structured as both a sale of stock of the Air Cargo Equipment Corporation and a sale of other assets, was $12.0 million, resulting in an extraordinary loss of $13.9 million, $12.2 million after tax, or $1.51 per diluted share.

During the fourth quarter of fiscal 2000, the Company divested other businesses and discontinued certain product lines, which significantly impacts the comparability of financial information presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

(4) Sale of Trade Accounts Receivable
-------------------------------------
During the quarter ended May 31, 2001, the Company sold certain domestic trade accounts receivable in a securitization transaction. In this transaction, the Company retained servicing responsibilities and a subordinated interest in the receivables sold. The investors have no recourse against the Company for failure of debtors to pay when due, and the Company's retained interest in the receivable pool is subordinate to the investor's interests. The Company's retained interest in the receivable pool is recorded at fair value, which was determined based on historical default rates for the trade receivables. The Company recorded a discount on the receivables sold of $0.2 million and transaction costs of $0.4 million, both of which are included in "Accounts Receivable Securitization Costs." The Company received $30 million for sold receivables, which was used to reduce indebtedness under its senior credit agreement.

(5) Restructuring Charge
------------------------
The Company adopted plans to restructure portions of its operations in the fiscal third quarter of 2001. These plans are designed to reduce administrative and operational costs and resulted in a charge of $1.7 million, $1.0 million after-tax, or $0.13 per diluted share. Of the pre-tax charge, $0.3 million related to the consolidation of our RV slide production facilities, $0.6 related to downsizing our cable tie production facility, and $0.8 million related to other personnel reductions. The company wrote down the fixed assets at the locations to be closed or downsized to their fair value, less costs to sell, in the third quarter. We expect net cash proceeds of approximately $0.5 million from the ultimate disposal of these assets, which should be completed by the third quarter of fiscal 2002. As a result of these plans, we have terminated approximately 36 people.

A rollforward of the restructuring reserve recorded is shown in the following table:

                                   Fiscal 2001
                                  Third Quarter                                                    May 31, 2001
                                  Restructuring            Cash              Charged to           Restructuring
in thousands                          Charge             Payments          Asset Accounts            Reserve
                                 -----------------     --------------     ------------------     -----------------
Severance                    $            822      $       (225)      $            -         $            597
Exit Costs                                820                 -                    -                      820
Asset Impairments                          98                 -                  (98)                       -
                                 -----------------     --------------     ------------------     -----------------
                             $          1,740      $       (225)      $         (98)         $         1,417
                                 =================     ==============     ==================     =================

(6) Inventories, Net
--------------------
The nature of the Company's products is such that they generally have a very short production cycle. Consequently, the amount of work-in-process at any point in time is minimal. In addition, many parts or components are ultimately either sold individually or assembled with other parts making a distinction between raw materials and finished goods impractical to determine. Several other locations maintain and manage their inventories using a job cost system where the distinction of categories of inventory by state of completion is also not available. As a result of these factors, it is neither practical nor cost effective to segregate the amounts of raw materials, work-in-process or finished goods inventories at the respective balance sheet dates, as segregation would only be possible as the result of physical inventories which are taken at dates different from the balance sheet dates.

(7) Earnings Per Share
----------------------
The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share amounts):

                                                                     Three Months Ended                Nine Months Ended
                                                                           May 31,                          May 31,
                                                               -------------------------------   ----------------------------
                                                                   2001             2000             2001            2000
                                                               -------------  ----------------   ------------    ------------
Numerator:
    Earnings from continuing operations.....................   $      1,458    $        12,068   $      8,841    $     34,953
    Earnings (loss) from discontinued operations............           (781)            12,892           (781)         34,231
    Extraordinary loss, net of tax..........................              -            (12,186)             -         (12,186)
                                                               ------------    ---------------   ------------    ------------
    Net earnings............................................   $        677    $        12,774   $      8,060    $     56,998
                                                               ============    ===============   ============    ============

Denominator:
    Weighted average common shares outstanding for
      basic earnings per share..............................          7,948              7,819          7,937           7,809
    Net effect of dilutive stock options based on the
      treasury stock method using average market price......            287                228            360             251
                                                               ------------    ---------------   ------------    ------------
    Weighted average common and equivalent
      shares outstanding for diluted earnings per share.....          8,235              8,047          8,297           8,060
                                                               ============    ===============   ============    ============

Basic Earnings Per Share:
    Earnings from continuing operations.....................   $       0.18    $          1.54   $       1.11    $       4.48
    Earnings (loss) from discontinued operations............          (0.10)              1.65          (0.10)           4.38
    Extraordinary loss, net of tax..........................              -              (1.56)             -           (1.56)
                                                               ------------    ---------------   ------------    ------------
    Basic earnings per share................................   $       0.09    $          1.63   $       1.02    $       7.30
                                                               ============    ===============   ============    ============

Diluted Earnings Per Share:
    Earnings from continuing operations.....................   $       0.18    $          1.50   $       1.07    $       4.34
    Earnings (loss) from discontinued operations............          (0.09)              1.60          (0.09)           4.25
    Extraordinary loss, net of tax..........................              -              (1.51)             -           (1.51)
                                                               ------------    ---------------   ------------    ------------
    Diluted earnings per share..............................   $       0.08    $          1.59   $       0.97    $       7.07
                                                               ============    ===============   ============    ============

Note:  Earnings per share data may not total due to rounding.

(8) Comprehensive Income
------------------------

The components of comprehensive income are as follows (in thousands):

                                                               Three Months Ended                 Nine Months Ended
                                                                    May 31,                            May 31,
                                                        ---------------------------------  --------------------------------
                                                             2001              2000             2001             2000
                                                        ----------------  ---------------  ---------------  ---------------
    Net earnings......................................          $  677         $ 12,774         $  8,060       $  56,998
    Foreign currency translation adjustments...........           (379)          (9,604)          (2,265)        (12,199)
    Unrealized loss on interest rate swap..............            (57)               -              (57)              -
                                                        ----------------  ---------------  ---------------  ---------------

    Comprehensive income...............................         $  241         $  3,170         $  5,738       $  44,799
                                                        ================  ===============  ===============  ===============

(9) Plant Fire
--------------
In February 2001, one of the Company's facilities in Oldenzaal, The Netherlands was damaged by fire. The fire damaged a portion of the leased building, as well as certain inventory and property, plant and equipment contained therein. Additionally, the fire impacted the shipment of product produced on the truck cab-tilt production line that is housed in the damaged facility. The Company is party to an insurance contract that is expected to cover the damaged inventory and equipment as well as the business interruption resulting from the fire. The costs incurred through May 31, 2001 and the net book value of lost assets total $1.5 million. The Company received advance payments of $1.5 million from the insurance carrier during the third quarter in partial settlement of the insurance contract. Of the $1.5 million received, $1.1 million related to recovery on fixed assets destroyed and the remaining $0.4 million related to recovery of business interruption costs. A gain of $1.0 million, $0.6 million after-tax, or $0.07 per diluted share, was recorded in "Other Expense (Income), Other" to reflect the difference between the book value of the assets destroyed and the minimum reimbursement from the insurance carrier received in the quarter. Approximately $1.0 million of costs associated with the fire loss are recorded in other current assets at May 31, 2001 in the Condensed Consolidated Balance Sheet, which represents amounts expected to be recovered from our insurance carrier. Future insurance recoveries under our insurance policy are probable, and will be recorded net of additional costs associated with the fire, when estimable.

(10) Segment Information
------------------------
The Company is organized and managed along the lines of its two business segments: Tools & Supplies and Engineered Solutions. Tools & Supplies products include high-force hydraulic tools, electrical tools and consumables, which are sold to a variety of distribution markets including general industrial, construction, production automation, retail do-it-yourself ("DIY"), retail marine and retail automotive aftermarket. Engineered Solutions works with customers to provide customized solutions in the recreational vehicle ("RV"), truck, automotive, medical, and other markets. Products include RV slide-out and leveling systems, hydraulic cab-tilt systems for heavy-duty trucks, electro-hydraulic automotive convertible top actuation systems and extruded and molded silicone products for the medical market. "General corporate and other" as indicated below primarily includes general corporate expenses, financing costs on third party debt and foreign currency exchange adjustments.

The following table summarizes financial information by reportable segment (in thousands):

                                                  Three Months Ended                    Nine Months Ended
                                                       May 31,                               May 31,
                                           ---------------------------------  --------------------------------------
                                                 2001              2000              2001                2000
                                           ----------------  ---------------  ------------------  ------------------
Net Sales:
Tools & Supplies.........................      $  68,427        $  79,590          $  207,111          $  230,165
Engineered Solutions.....................         55,508           98,937             147,679             305,490
                                           ----------------  ---------------  ------------------  ------------------
Total....................................      $ 123,935        $ 178,527          $  354,790          $  535,655
                                           ================  ===============  ==================  ==================

Earnings Before Income Tax Expense:
Tools & Supplies.........................      $  10,493        $  14,976          $   33,928          $   41,248
Engineered Solutions.....................          8,998           17,792              24,722              55,412
Corporate and other......................        (17,043)         (13,985)            (43,735)            (42,123)
                                           ----------------  ---------------  ------------------  ------------------
Total....................................      $   2,448        $  18,783          $   14,915          $   54,537
                                           ================  ===============  ==================  ==================

(11) Recent Events
------------------
On March 21, 2001, the Company announced that it is in preliminary discussion with a number of parties regarding the possible sale of its Mox-Med business, which is part of the Engineered Solutions segment. Mox-Med provides molded and extruded silicone products for the medical and housewares industries, and has annual net sales of approximately $20 million. In the event we complete a divestiture of Mox-Med, the net proceeds would be used to reduce our outstanding debt.

(12) Guarantor Condensed Financial Statements
---------------------------------------------
In connection with the Distribution, Actuant issued 13% Senior Subordinated Notes due 2009. All of our material domestic wholly-owned subsidiaries (the "Guarantors") fully and unconditionally guarantee the 13% notes on a joint and several basis. We believe separate financial statements and other disclosures concerning each of the Guarantors would not provide additional information that is material to investors. Therefore, the Guarantors are combined in the presentation below. There are no significant restrictions on the ability of the Guarantors to make distributions to

Actuant. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantors and non-guarantor entities, and the eliminations necessary to arrive at the information for the Company on a condensed consolidated basis.



                CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
                            (Dollars in thousands)

                                                                 Three Months Ended May 31, 2001
                                             --------------------------------------------------------------------------
                                               Actuant                         Non
                                             Corporation    Guarantors     Guarantors    Eliminations   Consolidated
                                             -----------    ----------     ----------    ------------   ------------
Net sales..................................    $  19,100      $ 64,447       $ 40,388              --     $ 123,935
Cost of products sold......................       11,560        42,365         26,804              --        80,729
                                             -----------    ----------      ---------     -----------   -----------
     Gross profit..........................        7,540        22,082         13,584              --        43,206
Operating expenses.........................        7,440         9,992          7,713                        25,145
Amortization of intangible assets..........            2         1,639             84              --         1,725
                                             -----------    ----------      ---------     -----------   -----------
       Operating earnings..................           98        10,451          5,787              --        16,336
Other expense(income):
        Intercompany activity, net.........       (2,009)        1,431            578              --            --
        Net financing costs................       12,166             8            537              --        12,711
        Other, net.........................         (511)           12          1,676              --         1,177
                                             -----------    ----------      ---------     -----------   -----------
(Loss) Earnings from continuing
operations before income tax (benefit)
expense....................................       (9,548)        9,000          2,996              --         2,448
Income tax (benefit) expense...............       (2,082)        3,154            (82)             --           990
                                             -----------    ----------      ---------     -----------   -----------
(Loss) Earnings from continuing operations        (7,466)        5,846          3,078                         1,458
Loss from discontinued operations                     --            --           (781)             --          (781)
                                             -----------    ----------      ---------     -----------   -----------
Net (loss) earnings........................    $  (7,466)     $  5,846       $  2,297              --        $  677
                                             ===========    ==========      =========     ===========   ===========

                                                                 Three Months Ended May 31, 2000
                                             --------------------------------------------------------------------------
                                               Actuant                         Non
                                             Corporation    Guarantors     Guarantors    Eliminations    Consolidated
                                             -----------    ----------     ----------    ------------    ------------
Net sales..................................    $  22,082     $  51,642      $ 104,803      $       --      $ 178,527
Cost of products sold......................       12,974        33,395         66,128              --        112,497
                                             -----------    ----------     ----------    ------------    -----------
     Gross profit..........................        9,108        18,247         38,675              --         66,030
Operating expenses.........................        8,847         7,475         19,401              --         35,723
Amortization of intangible assets..........            2           996            948              --          1,946
                                             -----------    ----------     ----------    ------------    -----------
       Operating earnings..................          259         9,776         18,326              --         28,361
Other expense(income):
        Intercompany activity, net.........          485         3,350          2,243          (6,078)            --
        Net financing costs................        9,257           148            345              --          9,750
        Other, net.........................         (333)            2            159              --           (172)
                                             -----------    ----------     ----------    ------------    -----------
Earnings(Loss) from continuing operations                                      15,579                         18,783
before income tax (benefit) expense........       (9,150)        6,276                          6,078
Income tax (benefit) expense...............       (2,253)        2,916          5,378             674          6,715
                                             -----------    ----------     ----------    ------------    -----------
Earnings(Loss) from continuing operations..       (6,897)        3,360         10,201           5,404         12,068
Earnings from discontinued operations......           --            --         12,892              --         12,892
                                             -----------    ----------     ----------    ------------    -----------
Earnings before extraordinary item.........       (6,897)        3,360         23,093           5,404         24,960
Extraordinary loss.........................           --            --        (12,186)             --        (12,186)
                                             -----------    ----------     ----------    ------------    -----------
Net (loss) earnings........................    $  (6,897)    $   3,360      $  10,907      $    5,404      $  12,774
                                             ===========    ==========     ==========    ============    ===========

                CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
                            (Dollars in thousands)

                                                                 Nine Months Ended May 31, 2001
                                            --------------------------------------------------------------------------
                                               Actuant                         Non
                                             Corporation    Guarantors     Guarantors    Eliminations   Consolidated
                                            -------------- -------------- -------------- -------------- --------------
Net sales..................................   $   57,742     $ 177,349      $ 119,699              --     $ 354,790
Cost of products sold......................       34,994       115,782         78,002              --       228,778
                                              ----------     ---------      ---------     -----------     ---------
     Gross profit..........................       22,748        61,567         41,697              --       126,012
Operating expenses.........................       18,664        29,191         20,558                        68,413
Amortization of intangible assets..........            7         4,370            216              --         4,593
                                              ----------     ---------      ---------     -----------     ---------
     Operating earnings....................        4,077        28,006         20,923              --        53,006
Other expense(income):
     Intercompany activity, net............       (4,297)        2,649          1,648              --            --
     Net financing costs...................       37,197             8          1,006              --        38,211
     Other, net............................         (329)           26            183              --          (120)
                                              ----------     ---------      ---------     -----------     ---------
(Loss) Earnings from continuing operations
before income tax (benefit)expense.........      (28,494)       25,323         18,086              --        14,915
Income tax (benefit) expense...............       (9,068)        9,403          5,739              --         6,074
                                              ----------     ---------      ---------     -----------     ---------
(Loss) Earnings from continuing operations.      (19,426)       15,920         12,347                         8,841
Loss from discontinued operations..........           --            --           (781)             --          (781)
                                              ----------     ---------      ---------     -----------     ---------
Net (loss) earnings........................   $  (19,426)    $  15,920      $  11,566              --     $   8,060
                                              ==========     =========      =========     ===========     =========

                                                                  Nine Months Ended May 31, 2000
                                            ---------------------------------------------------------------------------
                                               Actuant                         Non
                                             Corporation    Guarantors     Guarantors    Eliminations    Consolidated
                                            -------------- -------------- -------------- -------------- ---------------
Net sales..................................   $   63,449    $  155,340      $ 316,866       $      --     $  535,655
Cost of products sold......................       37,423       101,638        202,755              --        341,816
                                              ----------    ----------      ---------       ---------     ----------
     Gross profit..........................       26,026        53,702        114,111              --        193,839
Operating expenses.........................       26,139        22,444         57,749              --        106,332
Amortization of intangible assets..........            7         3,041          2,854              --          5,902
                                              ----------    ----------      ---------       ---------     ----------
     Operating earnings....................         (120)       28,217         53,508              --         81,605
Other expense(income):
     Intercompany activity, net............          330         9,527          5,857         (15,714)            --
     Net financing costs...................       23,219         3,509          1,164              --         27,892
     Other, net............................         (846)          141           (119)             --           (824)
                                              ----------    ----------      ---------       ---------     ----------
Earnings(Loss) from continuing operations
before income tax (benefit) expense........      (22,823)       15,040         46,606          15,714         54,537
Income tax (benefit) expense...............       (8,180)        8,875         15,124           3,765         19,584
                                              ----------    ----------      ---------       ---------     ----------
Earnings(Loss) from continuing operations..      (14,643)        6,165         31,482          11,949         34,953
Earnings from discontinued operations......           --            --         34,231              --         34,231
                                              ----------    ----------      ---------       ---------     ----------
Earnings before extraordinary item.........      (14,643)        6,165         65,713          11,949         69,184
Extraordinary loss.........................           --            --        (12,186)             --        (12,186)
                                              ----------    ----------      ---------       ---------     ----------
Net (loss) earnings........................   $  (14,643)   $    6,165      $  53,527       $  11,949     $   56,998
                                              ==========    ==========      =========       =========     ==========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             (Dollars in thousands)

                                                                          May 31, 2001
                                             ----------------------------------------------------------------------------
                                                Actuant                         Non
                                              Corporation    Guarantors     Guarantors    Eliminations   Consolidated
                                             -------------- -------------- -------------- -------------- --------------
                  ASSETS
Current assets
      Cash and cash equivalents............    $     917       $    (99)      $   (186)            --     $      632
      Accounts receivable, net.............        2,838          9,260         42,674             --         54,772
      Inventories, net.....................        9,046         39,767         10,228             --         59,041
      Deferred income taxes................        3,165              6          1,355             --          4,526
      Other current assets.................        3,434            774          3,683             --          7,891
                                             -----------      ---------     ----------       --------     ----------
            Total current assets...........       19,400         49,708         57,754             --        126,862
Property, plant and equipment, net.........        2,961         33,044          8,498             --         44,503
Goodwill, net..............................           --        116,916          4,756             --        121,672
Other intangibles, net.....................           12         22,163             80             --         22,255
Other long-term assets.....................       25,020            174            801             --         25,995
                                             -----------       --------      ---------       --------     ----------

Total assets...............................  $    47,393       $222,005      $  71,889             --     $  341,287
                                             ===========       ========      =========       ========     ==========

      LIABILITIES AND EQUITY
Current liabilities
      Short-term borrowings................  $        --       $     --      $     364             --     $      364
      Trade accounts payable...............        5,809         16,047         13,136             --         34,992
      Accrued compensation and benefits....        5,186          3,282          4,446             --         12,914
      Income taxes payable.................        4,609          7,822          1,330             --         13,761
      Other current liabilities............        9,196          9,106          6,878             --         25,180
                                             -----------       --------    -----------       --------     ----------
            Total current liabilities.....        24,800         36,257         26,154             --         87,211
Long-term debt.............................      375,745            420         12,690             --        388,855
Deferred income taxes......................        2,969         (1,027)         2,234             --          4,176
Other long-term liabilities................       17,564             --            261             --         17,825
Intercompany balances, net.................      741,124        (58,868)      (682,256)            --             --
Total shareholders' (deficit) equity.......   (1,114,809)       245,223        712,806             --       (156,780)
                                             -----------       --------    -----------       --------     ----------
Total liabilities and shareholders' equity.  $    47,393       $222,005      $  71,889             --     $  341,287
                                             ===========       ========    ===========       ========     ==========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            (Dollars in thousands)

                                                                                        August 31, 2000
                                                           ------------------------------------------------------------------------
                                                             Actuant                         Non
                                                           Corporation     Guarantors     Guarantors    Eliminations   Consolidated
                                                           -----------     ----------     ----------    ------------   ------------
                  ASSETS
Current assets
      Cash and cash equivalents.......................     $     5,076     $      721     $    4,099              --   $      9,896
      Accounts receivable, net........................          13,837         36,870         32,846              --         83,553
      Inventories, net................................          10,528         45,317         11,754              --         67,599
      Deferred income taxes...........................           3,965              6            571              --          4,542
      Other current assets............................          33,593            567          3,964              --         38,124
                                                           -----------     ----------     ----------    ------------   ------------
            Total current assets......................          66,999         83,481         53,234              --        203,714
Property, plant and equipment, net....................           5,010         35,473          8,685              --         49,168
Goodwill, net.........................................              --        111,246          5,102              --        116,348
Other intangibles, net................................              19         20,911            110              --         21,040
Other long-term assets................................          26,098            133            480              --         26,711
                                                           -----------     ----------     ----------    ------------   ------------
Total assets..........................................     $    98,126     $  251,244     $   67,611              --        416,981
                                                           ===========     ==========     ==========    ============   ============

          LIABILITIES AND EQUITY
Current liabilities
      Short-term borrowings...........................     $        --     $       --     $    1,259              --   $      1,259
      Trade accounts payable..........................           6,602         25,210         11,643              --         43,455
      Accrued compensation and benefits...............           7,405          4,164          4,796              --         16,365
      Income taxes payable............................         (23,518)        30,660         32,710              --         39,852
      Other current liabilities.......................           7,671          8,534          9,107              --         25,312
                                                           -----------     ----------     ----------    ------------   ------------
             Total current liabilities................          (1,840)        68,568         59,515              --        126,243
Long-term debt........................................         430,675            540             --              --        431,215
Deferred income taxes.................................           5,769           (741)          (542)             --          4,486
Other long-term liabilities...........................          17,818           (462)           636              --         17,992
Intercompany balances, net............................         687,060        (51,241)      (635,819)             --             --
Total shareholders' (deficit) equity..................      (1,041,356)       234,580        643,821              --       (162,955)
                                                           -----------     ----------     ----------    ------------   ------------
Total liabilities and shareholders' equity............     $    98,126     $  251,244         67,611              --   $    416,981
                                                           ===========     ==========     ==========    ============   ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                                              Nine Months Ended May 31, 2001
                                                           ------------------------------------------------------------------------
                                                             Actuant                         Non
                                                           Corporation     Guarantors     Guarantors    Eliminations   Consolidated
                                                           -----------     ----------     ----------    ------------   ------------
Operating activities
   Net earnings(loss) from continuing operations.......    $   (19,426)    $   15,920     $   12,347              --   $      8,841
   Adjustments to reconcile net earnings (loss) to
    cash provided by operating activities:
      Depreciation and amortization....................          1,440          8,871          2,058              --         12,369
      Other non-cash items.............................           (549)            --             --              --           (549)
      Changes in operating assets and
       liabilities, net..................................       66,747           (262)       (42,334)             --         24,151
                                                           -----------     ----------     ----------    ------------   ------------
Cash provided by (used in) operations..................         48,212         24,529        (27,929)             --         44,812

Investing activities
      Proceeds from the sale of PP&E...................          1,907             --             --              --          1,907
      Proceeds from insurance settlement...............             --             --          1,118              --          1,118
      Additions to property, plant and equipment.......           (760)        (1,921)        (2,596)             --         (5,277)
      Business acquisitions............................             --        (11,250)            --              --        (11,250)
      Business dispositions and other..................             --            238            954              --          1,192
                                                           -----------     ----------     ----------    ------------   ------------
Cash used in investing activities......................          1,147        (12,933)          (524)                       (12,310)

Financing activities
      Net (repayments)borrowings of debt...............        (54,643)          (120)        12,506              --        (42,257)
      Stock option exercises and other.................            437             --             --              --            437
      Intercompany (receivables) payables..............            688        (12,296)        11,608              --             --
                                                           -----------     ----------     ----------    ------------   ------------
Cash (used in) provided by financing activities........        (53,518)       (12,416)        24,114              --        (41,820)

Effect of exchange rate changes on cash................             --             --             54              --             54
                                                           -----------     ----------     ----------    ------------   ------------

Net decrease in cash and cash equivalents..............         (4,159)          (820)        (4,285)             --         (9,264)
Cash and cash equivalents--beginning of period.........          5,076            721          4,099              --          9,896
                                                           -----------     ----------     ----------    ------------   ------------
Cash and cash equivalents--end of period...............    $       917     $      (99)    $     (186)             --   $        632
                                                           ===========     ==========     ==========    ============   ============

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                            (Dollars in thousands)

                                                                          Nine Months Ended May 31, 2000
                                                    ------------------------------------------------------------------------
                                                       Actuant                       Non
                                                     Corporation    Guarantors    Guarantors     Eliminations   Consolidated
                                                     -----------    ----------    ----------     ------------   ------------
Operating activities
 Net earnings(loss) from continuing operations...     $ (14,643)     $   6,165     $   19,295     $   11,949     $    22,766
 Adjustments to reconcile net earnings (loss)
  from continuing operations to cash provided
  by (used in) operating activities:
      Depreciation and amortization..............         1,760          6,162         10,302             --          18,224
      Extraordinary loss on sale of subsidiary...            --             --         12,186             --          12,186
      Changes in operating assets and
      liabilities, net...........................         4,016          5,517        (23,580)       (11,949)        (25,996)
                                                      ---------      ---------     ----------     ----------     -----------

Cash provided by (used in) operating activities..        (8,867)        17,844         18,203             --          27,180
Discontinued operations..........................            --             --         17,704             --          17,704
                                                      ---------      ---------     ----------     ----------     -----------
Total cash provided by (used in) operating
activities.......................................        (8,867)        17,844         35,907             --          44,884

Investing activities
      Proceeds from the sale of property, plant
       and equipment.............................            14            123            566             --             703
      Additions to property, plant and equipment.          (610)        (3,806)        (4,754)            --          (9,170)
      Business dispositions and other............            --             --         15,233             --          15,233
      Discontinued operations....................            --             --        (42,206)            --         (42,206)
                                                      ---------      ---------     ----------     ----------     -----------
Cash used in investing activities................          (596)        (3,683)       (31,161)                       (35,440)

Financing activities
      Net repayments of debt.....................       (36,514)            --             --             --         (36,514)
      Dividends paid on common stock.............        (1,757)            --             --             --          (1,757)
      Stock option exercises and other...........         1,893             --             --             --           1,893
      Intercompany (receivables) payables........        44,159        (14,430)       (29,729)            --              --
      Discontinued operations....................            --             --         11,657             --          11,657
                                                      ---------      ---------     ----------     ----------     -----------
Cash (used in) provided by financing activities..         7,781        (14,430)       (18,072)            --         (24,721)

Effect of exchange rate changes on cash...........           --             --           (173)            --            (173)
                                                      ---------      ---------     ----------     ----------     -----------

Net (decrease) increase in cash and cash
equivalents.......................................       (1,682)          (269)       (13,499)            --         (15,450)
Effect of change in cash of discontinued
operations........................................           --             --         15,002             --          15,002
Cash and cash equivalents--beginning of period.....        (721)          (209)         8,186                          7,256
                                                      ---------      ---------     ----------     ----------     -----------
Cash and cash equivalents--end of period...........   $  (2,403)     $    (478)    $    9,689     $       --     $     6,808
                                                      =========      =========     ==========     ==========     ===========

Item 2 - Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

On January 9, 2001 Applied Power Inc. changed its name to Actuant Corporation. Throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" when we refer to "Actuant," "Applied Power," or the "Company," we mean Actuant Corporation and its subsidiaries. Also on January 9, 2001, our shareholders approved a reverse stock split whereby every five shares of common stock were converted into one share of common stock. Where appropriate, this change is reflected in this Form 10-Q for all periods presented.


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


Results of Operations
---------------------
During fiscal years 2001 and 2000, we divested several businesses and discontinued certain product lines that were no longer considered integral to our business strategy, collectively referred to as the "non-continuing businesses." The following table summarizes the significant divestitures that were completed:

                                                                                            Approximate
Divestitures                                   Segment                        Date       Annual Sales/(1)/
------------                                   -------                        ----       ----------------
                                                                                           (in millions)
Quick Mold Change ("QMC")                 Tools & Supplies                   May 2001            6
Norelem                                   Tools & Supplies                August 2000            8
Barry Controls                            Engineered Solutions              June 2000          120
Air Cargo                                 Engineered Solutions               May 2000           22
Samuel Groves                             Engineered Solutions           October 1999            9

--------
(1)   At the time of the transactions.

The comparability of operating results from period to period is impacted by the non-continuing businesses. The tables included in "Results of Continuing Operations" below show the effect, by segment, of the non-continuing businesses on reported results.

Results from Continuing Operations for the Three and Nine Months Ended May 31,
------------------------------------------------------------------------------
2001 and 2000
-------------
Earnings from continuing operations were $1.5 million, or $0.18 per diluted share, and $12.1 million, or $1.50 per diluted share, for the three months ended May 31, 2001 and 2000, respectively. Earnings from continuing operations for the nine months ended May 31, 2001 and 2000 were $8.8 million, or $1.07 per diluted share, and $35.0 million, or $4.34 per diluted share, respectively. The Company's operating results for the three and nine month periods ended May 31, 2001 and 2000 include earnings from the divested businesses listed above, which were disposed of in the periods indicated. Furthermore, our current capital structure is different than that which existed during the comparable periods in the prior year since we entered into new credit agreements and issued new subordinated debt in conjunction with the Distribution. Also included are various one time credits or charges recognized during the periods. As a result, certain adjustments must be made to make the results in the Condensed Consolidated Statements of Earnings comparable.

Removing the impact of the divested businesses, the impact of our new capital structure, non-recurring recoveries for contract terminations and insurance settlements, and non-recurring costs associated with product line dispositions, restructuring charges, and excess corporate expenses recognized prior to the Distribution, earnings from continuing operations would have been $4.1 million, or $0.50 per diluted share, and $7.4 million, or $0.92 per diluted share, for the three months ended May 31, 2001 and 2000, respectively. For the nine months ended May 31, 2001 and 2000, earnings from continuing operations would have been $11.8 million, or $1.43 per diluted share, compared to $19.3 million, or $2.39 per diluted share, respectively. This reduction in earnings is due to the impact of currency rates on translated results and slowing economic conditions, especially in the RV market. Following is a discussion of the comparative operating results for the three and nine-month periods ended May 31, 2001 and 2000.


Net Sales by Segment
(in thousands)

                                       Three Months Ended                        Nine Months Ended
                                            May 31,                                   May 31,
                                  -----------------------------             -----------------------------
                                      2001           2000         Change        2001           2000         Change
                                  -------------- -------------- ----------- -------------- -------------- -----------
Tools & Supplies..................  $  68,427      $  79,590      (14.0)%    $ 207,111      $  230,165     (10.0)%
Less: non-continuing /(1)/........      1,122          5,199                     3,339          16,450
                                  -------------- --------------             -------------- --------------
Adjusted Tools & Supplies......     $  67,305      $  74,391       (9.5)%    $ 203,772      $  213,715      (4.7)%
                                  ============== ==============             ============== ==============

Engineered Solutions...........     $  55,508      $  98,937      (43.9)%    $ 147,679      $  305,490     (51.7)%
Less: non-continuing /(2)/.......           -         41,057                         -         129,600
                                  -------------- --------------             -------------- --------------
Adjusted Engineered Solutions..     $  55,508      $  57,880       (4.1)%    $ 147,679      $  175,890     (16.0)%
                                  ============== ==============             ============== ==============

Total net sales................     $ 123,935      $ 178,527      (30.6)%    $ 354,790      $  535,655     (33.8)%
Less: Non-continuing/(1)(2)/.....       1,122         46,256                     3,339         146,050
                                  -------------- --------------             -------------- --------------
Adjusted net sales.............     $ 122,813      $ 132,271       (7.2)%    $ 351,451      $  389,605      (9.8)%
                                  ============== ==============             ============== ==============

--------
(1) "Non-continuing" represents the divested Tools & Supplies businesses, which include Norelem, the automotive line of business, the TAM product line and QMC.
(2) "Non-continuing" represents the divested Engineered Solutions businesses, which include Barry Controls, Air Cargo, Samuel Groves and Magnets.

Adjusted net sales declined $9.5 million, or 7.2%, and $38.2 million, or 9.8%, for the three and nine months ended May 31, 2001, respectively, compared to the prior year periods. The $38.2 million decline in revenue from fiscal 2000 resulted from a $10.8 million reduction in RV market sales, negative currency impact of $11.3 million due to the impact of foreign currency rate changes on translated results, and overall weaker economic conditions which adversely impacted sales to most of our markets.

Tools & Supplies
Adjusted net sales for the Tools & Supplies segment declined from the comparable prior year periods by $7.1 million and $9.9 million for the three and nine-months ended May 31, 2001, respectively. Excluding the effect of foreign currency rate changes, which caused $1.4 million of the third quarter decline and $4.4 million of the nine month sales decline, Tools & Supplies sales decreased 7.6% and 2.6% compared to the three and nine months ended May 31, 2000, respectively. This decline was driven primarily by the softening U.S. economy. Hydraulic tool sales were down 5.2% and electrical tools and supply sales were down 10.3% in the quarter, as compared to the prior fiscal year period.

Engineered Solutions
Adjusted net sales for the Engineered Solutions segment decreased from the prior year periods by $2.4 million and $28.2 million for the three and nine months ended May 31, 2001, respectively. The impact of foreign exchange rates on translated results caused sales declines of $1.5 million and $6.9 million for the three and nine months ended May 31, 2001, respectively, as compared to the prior year periods. Our sales to the North American RV market increased in the quarter by $3.3 million due to $8.0 million of sales from Dewald, a business acquired at the beginning of the quarter. The North American RV market started slowing in the third quarter of fiscal 2000, with the slowing continuing into the current quarter. Engineered Solutions sales to its largest RV customer were 40% lower in the third quarter of 2001 as compared to the third quarter of 2000 due to weak end user demand and the OEM market share changes. The majority of the remainder of the sales decline for the quarter, after factoring out currency impact and sales to the RV market, resulted from reduced sales to automotive and truck manufacturers of approximately $3.4 million, reflecting the impact of slower economic conditions.

The $28.2 million adjusted net sales decline experienced during the nine months ended May 31, 2001 primarily resulted from a $10.8 million reduction in sales to the RV market and $6.9 million from foreign currency rate changes. The majority of the remainder of the decline resulted from slower economic conditions that lowered sales to truck and automobile manufacturers by $6.9 million.


Gross Profit Margins By Segment

                                                     Three Months Ended                      Nine Months Ended
                                                          May 31,                                 May 31,
                                             -----------------------------------    ------------------------------------
                                                  2001               2000                 2001                2000
                                             ---------------    ----------------    -----------------    ---------------
Tools & Supplies........................          40.8%              42.5%                40.9%               40.9%
Adjusted Tools & Supplies...............          40.8%              41.0%                41.0%               40.6%

Engineered Solutions....................          27.6%              32.6%                28.0%               32.6%
Adjusted Engineered Solutions...........          27.6%              31.8%                28.0%               30.4%

Total gross profit margin...............          34.9%              37.0%                35.5%               36.2%
Total adjusted gross profit margin......          34.8%              37.0%                35.5%               36.0%

Tools & Supplies
Adjusted gross profit margins in our Tools & Supplies segment decreased in the quarter, as compared to the prior fiscal quarter. Our production levels were lower than normal, which reduced inventory in line with our goal of lowering working capital employed in the business, but resulted in lower margins. In addition, we experienced high opening order discounts and buybacks associated with significant line fills at two large retail customers which negatively impacted margins in the quarter. For the nine months ended May 31, 2001, these third quarter reductions were offset by our efforts to eliminate low margin SKUs and other costs reduction initiatives undertaken in the period, which resulted in higher gross profit margins.

Engineered Solutions
Engineered Solutions' adjusted gross profit margins decreased in the quarter and year-to-date as compared to the prior fiscal year periods. The quarter over quarter decline is largely due to higher sales of lower margin business, primarily attributable to Dewald. While Dewald sales were very strong in the quarter, sales in our higher margin business units declined. As integration activities continue with implementation of world class performance program initiatives, Dewald margins should improve. We are reducing employment and fixed costs at plants that supply our RV customers, through attrition and by closing one plant.

Engineering, Selling, and Administrative Expense by Segment
(in thousands)

                                       Three Months Ended                        Nine Months Ended
                                            May 31,                                   May 31,
                                  -----------------------------             -----------------------------
                                      2001           2000         Change        2001           2000         Change
                                  -------------- -------------- ----------- -------------- -------------- -----------
Tools & Supplies................     $ 16,536        $17,896       (7.6)%      $48,256        $ 50,215      (3.9)%
Less: non-continuing/(1)/.......          415          1,616                     1,512           4,785
                                  -------------- --------------             -------------- --------------
    Adjusted Tools & Supplies...     $ 16,121        $16,280       (1.0)%      $46,744        $ 45,430       2.9%
                                  ============== ==============             ============== ==============

Engineered Solutions............     $  5,453        $13,419      (59.4)%      $14,511        $ 41,061     (64.7)%
Less: non-continuing/(2)/.......            -          8,535                         -          28,033
                                  -------------- --------------             -------------- --------------
    Adjusted Engineered Solutions    $  5,453        $ 4,884       11.7%       $14,511        $ 13,028      11.4%
                                  ============== ==============             ============== ==============

General Corporate...............     $  1,416        $ 3,446      (58.9)%      $ 3,906        $ 12,053     (67.6)%
                                  ============== ==============             ============== ==============

Total ESA.......................     $ 23,405        $34,761      (32.7)%      $66,673        $103,329     (35.5)%
Less: Non-continuing/(1)//(2)/..          415         10,151                     1,512          32,818
                                  -------------- --------------             -------------- --------------
Adjusted ESA  ..................     $ 22,990        $24,610       (6.6)%      $65,161        $ 70,511      (7.6)%
                                  ============== ==============             ============== ==============

________________
(1) "Non-continuing" represents the divested Tools & Supplies businesses, which include Norelem, the automotive line of business, the TAM product line, and QMC.
(2) "Non-continuing" represents the divested Engineered Solutions businesses, which include Barry Controls, Air Cargo, Samuel Groves and Magnets.

Adjusted engineering, selling and administrative ("ESA") expenses decreased $1.6 million and $5.4 million for the three and nine months ended May 31, 2001, as compared to the prior year periods. The decrease is due largely to a reduction in corporate expenses which, for fiscal 2000, included costs related to both the former Industrial and Electronics business segments of Applied Power. None of these expenses have been allocated to the discontinued operation's financial results.

Tools & Supplies
Tools & Supplies adjusted ESA expenses for the fiscal third quarter were flat year over year, but increased 2.9% for the nine months ended May 31, 2001, as compared to the prior year period. This increase in adjusted Tools & Supplies ESA expenses is primarily caused by higher levels of information technology ("IT") costs associated with a new computer system and increased marketing spending associated with tradeshows and promotions.

Engineered Solutions
Engineered Solutions adjusted ESA expenses increased by 11.7% for the fiscal 2001 third quarter and 11.4% for the nine months ended May 31, 2001, as compared to the prior year periods. These increases are a result of higher spending on new platform development associated with our convertible top product line and the inclusion of ESA expenses from Dewald, which was acquired on March 1, 2001.

Amortization Expense
Amortization expense was lower in the current year periods compared to the prior year primarily due to the non-continuing businesses.

Contract Termination Recovery
During the first quarter of fiscal 2000, the Company recovered approximately $1.4 million of a contract termination charge originally expensed in fiscal 1999 by the Engineered Solutions segment.

Restructuring Charge
The Company adopted plans to restructure portions of its operations in the third quarter of fiscal 2001. These plans are designed to reduce administrative and operational costs and resulted in a charge of $1.7 million, $1.0 million after-tax, or $0.13 per diluted share. Of the pre-tax charge, $0.3 million related to the consolidation of our RV slide production facilities, $0.6 related to the downsizing of our cable tie production facility, and $0.8 million related to a staff reduction plan. The company wrote down the fixed assets at the locations to be closed or downsized to their fair value, less costs to sell, in the third quarter. We expect net cash proceeds of approximately $0.5 million from the ultimate disposal of these assets, which should be complete by the third quarter of fiscal 2002. As a result of these plans, we have terminated approximately 36 people.

Other Expense (Income)
Net financing costs for the three and nine-month periods ended May 31, 2001 increased $3.1 million and $15.3 million, respectively, compared to the prior fiscal year periods. The increased costs are the result of the realignment of debt in the Distribution. The current credit facilities have higher interest rates than that which had been previously incurred by the Company. Current borrowings consist of those under a senior secured credit agreement (the "Senior Credit Agreement") and the Senior Subordinated Notes, which carry a 13% interest rate.

Accounts Receivable Securitization Costs for fiscal 2001 is comprised of a discount of $0.2 million and transaction costs of $0.4 million related to the May 2001 sale of receivables.

Other, net for the three months ended May 31, 2001 is comprised of the following:

                                                             Three Months
                                                                 Ended
                                                             May 31, 2001
                                                            -------------

    Gain on Insurance recovery.........................           $  (983)
    Loss on sale of QMC................................               619
    Net present value of idled lease...................             1,531
    Net foreign currency transaction gain..............              (344)
    Other..............................................               354
                                                            -------------

    Other, net.........................................           $ 1,177
                                                            =============

Other, net for the three months ended May 31, 2000 and for the nine months ended May 31, 2001 and 2000 is comprised primarily of foreign currency gains and losses.

Discontinued Operations and Extraordinary Items
As a result of the Distribution, the results of operations for the Company's Electronics segment is presented as discontinued operations in the financial statements. Earnings from discontinued operations were $12.9 million, or $1.60 per diluted share, and $34.2 million, or $4.25 per diluted share, for the three and nine months ended May 31, 2000, respectively. An $0.8 million loss was recorded in "Discontinued Operations, net of Income Taxes" for the three months ended May 31, 2001 to reflect a change in estimate for Electronics segment liabilities assumed by the Company as part of the Distribution.

On May 26, 2000, the Company completed the sale of Air Cargo Equipment Corporation, a business unit in the Engineered Solutions segment. The total consideration from the transaction, which was structured as both a sale of stock of the Air Cargo Equipment Corporation and a sale of other assets, was $12.0 million, resulting in an extraordinary loss of $13.9 million, $12.2 million after tax, or $1.51 per diluted share.


Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents totaled $0.6 million at May 31, 2001 and $9.9 million at August 31, 2000. In order to minimize net financing costs, the Company intentionally maintains low cash balances by using available cash to reduce borrowings.

Net cash generated by operating activities of continuing operations totaled $44.8 million and $27.2 million for the nine-month periods ended May 31, 2001 and May 31, 2000, respectively. Discontinued operations generated $17.7 million of cash from operating activities in the nine months ended May 31, 2000. Net cash used in investing and financing activities for the nine months ended May 31, 2001 totaled $12.3 million and $41.8 million, respectively. Net cash used for investing activities primarily consisted of cash paid for acquisitions and capital expenditures, offset by cash received from a partial insurance settlement and proceeds from the sale of fixed assets. Cash used for financing activities primarily consisted of debt repayments.

Debt                                                   May 31, 2001    August 31, 2000
                                                     ---------------  -----------------
   (in thousands)
Senior secured debt..............................    $       178,308  $         233,300
Senior subordinated notes, net of discount.......            197,602            197,375
European term loan...............................             12,689                  -
Other............................................                773              1,909
                                                     ---------------  -----------------
Total Debt.......................................    $       389,372  $         432,584
                                                     ===============  =================

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

The Company is focused on debt reduction. In the ten months since the Distribution, debt has been reduced by $61.2 million. During the first nine months of fiscal 2001 debt was reduced $43.2 million. The Company plans to use all cash provided from operations to fund capital expenditures and reduce debt. In an effort to reduce financing costs and outstanding debt, in May 2001 the Company sold certain domestic trade accounts receivable in a securitization transaction. All proceeds from the sale, which totaled $30 million, were used to reduce debt. Although focused on debt reduction, when strategic opportunities exist to grow our core business through acquisitions, debt may be incurred. During the third quarter of fiscal 2001 the Company borrowed $11.3 million to fund the Dewald acquisition.

Dividend payments have not been made in fiscal 2001, nor do we expect to pay dividends in the near future, so that cash flow from operations can be used to reduce debt. At May 31, 2001, the Company had approximately $36.1 million of availability under its credit facilities, and was in compliance with all covenants under its debt agreements. The Company believes that availability under its credit facilities, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.


New Accounting Pronouncements
-----------------------------
In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured. The adoption of SAB 101 did not have a material effect on the Company's earnings or financial position.

Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivative instruments to be recorded in the balance sheet at fair value. The initial adoption of this statement did not have a material effect on the Company's earnings or financial position.


Recent Events
-------------
In February 2001, one of the Company's facilities in Oldenzaal, The Netherlands was damaged by fire. The fire damaged a portion of the leased building, as well as certain inventory and property, plant and equipment contained therein. Additionally, the fire impacted the shipment of product produced on the truck cab-tilt production line that is housed in the damaged facility. The Company is party to an insurance contract that is expected to cover the damaged inventory and equipment as well as the business interruption resulting from the fire. The costs incurred through May 31, 2001 and the net book value of lost assets total $1.5 million. The Company received advance payments of $1.5 million from the insurance carrier during the third quarter in partial settlement of the insurance contract. Of the $1.5 million received, $1.1 million related to recovery on fixed assets destroyed and the remaining $0.4 million related to recovery of business interruption costs. A gain of $1.0 million, $0.6 million after-tax, or

$0.07 per diluted share, was recorded in "Other Expense (Income), Other" to reflect the difference between the book value of the assets destroyed and the minimum reimbursement from the insurance carrier received in the quarter. Approximately $1.0 million of costs associated with the fire loss are recorded in other current assets at May 31, 2001 in the Condensed Consolidated Balance Sheet, which represents amounts expected to be recovered from our insurance carrier. Future insurance recoveries under our insurance policy are probable, and will be recorded net of additional costs associated with the fire, when estimable.

On March 21, 2001, the Company announced that it is in preliminary discussion with a number of parties regarding the possible sale of its Mox-Med business, which is part of the Engineered Solutions segment. Mox-Med provides molded and extruded silicone products for the medical and housewares industries, and has annual net sales of approximately $20 million. In the event we complete a divestiture of Mox-Med, the net proceeds would reduce our outstanding debt.


Outlook
-------
Based on current expectations, we believe that revenues will be between $116 million and $121 million for the fourth quarter of 2001. At this sales level, EBITDA is projected to be between $20 million and $23 million for the quarter, before non-operational items. This estimate is dependant on, among other things, no changes in foreign exchange and interest rates from their present levels, steady economic conditions, and successful implementation of the restructuring program initiated in the fiscal third quarter.

We believe that revenues for fiscal 2002 will range from $475 million to $500 million and that EBITDA will range from $94 million to $100 million. This estimate is dependant on, among other things, steady economic conditions during the first half of fiscal 2002 with slight improvement during the second half of 2002, foreign exchange and interest rates remaining at their present levels, the successful implementation of the restructuring program initiated in May 2001, and the successful achievement of our fiscal 2001 fourth quarter forecast. In addition, the impact of any divestitures or acquisitions has not been considered. We anticipate debt reduction during fiscal 2002 of $40 million, excluding the impact of any divestitures or acquisitions, subject to the achievement of our operating earnings estimate.


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

The Company's identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The Company periodically identifies areas where we do not have naturally occurring offsetting positions and then purchases hedging instruments to protect against anticipated exposures. There are no such hedging instruments in place at May 31, 2001 or through the date of this filing. The Company's financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.

Interest Rate Risk - Given our leverage, we are exposed to interest rate risk
------------------
from changes in interest rates. We have periodically utilized interest rate swap agreements historically to manage overall financing costs and interest rate risk. During the quarter ended May 31, 2001, we entered into a contract to swap variable interest rates on $25 million of our Senior debt for fixed interest rates. We have no other such agreements in place at May 31, 2001, or through the date of this filing. Our Senior Credit Agreement stipulates that the lower of 50% of our total debt or $200.0 million be fixed interest rate obligations. We are in compliance with this requirement.


PART II - OTHER INFORMATION
Item 5 - Other Information
--------------------------

Notice for Shareholder Proposals
Effective May 4, 2001, the Company amended Section 2.04 of its bylaws to include an advance notice provision. Pursuant to Section 2.04, shareholders must timely submit, to the Company and in writing, any nominations of persons for election as a director or proposals to be considered at an annual meeting of the Company. Generally, to be considered timely under the new provision, a nomination or proposal must be received by the Secretary at the Company's principal office no earlier than 150 days nor later than 120 days prior to the anniversary of the prior year's annual meeting. Each such notice by a shareholder must set forth certain information as specified in Section 2.04 of the Company's bylaws. The date by which a director nomination or shareholder proposal must be received for the 2002 annual meeting is September 11, 2001 and no earlier than August 11, 2001. Notice should be sent to the attention of the Secretary of the Company and must contain specified information concerning the matters to be brought before such meeting and concerning the shareholder proposing such matters. In order to curtail any controversy as to the date on which we receive notice, it is suggested that proponents submit their notice by Certified Mail, Return Receipt Requested. The amended bylaws are being filed as an exhibit to this Report on Form 10-Q and are incorporated by reference herein.


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



                                          ACTUANT CORPORATION
                                          -------------------
                                          (Registrant)



Date:  July 12, 2001                      By: /s/ Andrew G. Lampereur
                                             -----------------------
                                          Andrew G. Lampereur
                                          Chief Financial Officer

                                          (Principal Financial  Officer and duly
                                          authorized to sign on behalf of
                                          the registrant)

                              ACTUANT CORPORATION
                              (the "Registrant")
                         (Commission File No. 1-11288)

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MAY 31, 2001
                               INDEX TO EXHIBITS

                                                                      Incorporated Herein         Filed
  Exhibit                      Description                              By Reference To          Herewith
------------   --------------------------------------------------  --------------------------  ------------
    3.4        Amended and Restated Bylaws of Actuant                                               X
               Corporation adopted November 7, 1991 and
               as last amended effective May 4, 2001.

   4.10        Amendment No 1, dated as of April 9, 2001,                                           X
               to the Credit Agreement dated as of July
               31, 2000, among Actuant Corporation, Credit
               Suisse First Boston as Lead Arranger, Collateral
               Agent and Administrative Agent, First Union
               National Bank, as Syndication Agent, ING (U.S.)
               Capital LLC, as Documentation Agent and the
               Lenders party thereto.

   10.25       Receivables Sale Agreement dated as of May                                           X
               30, 2001, among Actuant Corporation, Del
               City Wire Co., Inc., GB Tools and
               Supplies, Inc., Versa Technologies, Inc.,
               and Engineered Solutions, L.P., as
               Originators, and Actuant Receivables
               Corporation, as Buyer.

   10.26       Receivables Purchase Agreement dated as of                                           X
               May 30, 2001, among Actuant Receivables
               Corporation, as Seller, Actuant
               Corporation, as Initial Servicer, Blue
               Ridge Asset Funding Corporation and
               Wachovia Bank, N.A., as Agent.