Form 10-K
period 2001-08-31
ACTUANT CORP
filed 2001-11-06
CIK 6955

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

                   For the fiscal year ended August 31, 2001

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  [_]               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from to         to

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

                                                        (Name of each exchange
                                                                  on
       (Title of each class)                               which registered)
       ---------------------                            -----------------------
       Class A Common Stock, par value $0.20 per share  New York Stock Exchange
       Senior Subordinated Notes due 2009               New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of October 31, 2001, the aggregate market value of Common Stock held by non-affiliates was approximately $199.3 million and there were 8,020,656 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 4, 2002 are incorporated by reference into
Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

 Item 1.  Business........................................................    1
 Item 2.  Properties......................................................    6
 Item 3.  Legal Proceedings...............................................    8
 Item 4.  Submission of Matters to a Vote of Security Holders.............    8

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.........................................................   10
 Item 6.  Selected Financial Data.........................................   11
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   13
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk......   25
 Item 8.  Financial Statements and Supplementary Data.....................   26
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................   63

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant..............   63
 Item 11. Executive Compensation..........................................   63
 Item 12. Security Ownership of Certain Beneficial Owners and Management..   63
 Item 13. Certain Relationships and Related Transactions..................   63

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.............................................................   63

               FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

   This document contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in such forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "project," "plan," "objective" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, trucking, automotive, industrial production, and construction industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive pricing, foreign currency risk, interest rate risk, the Company's ability to access capital markets, the high debt leverage of the Company which results in less financial flexibility in terms of debt covenants and debt availability, and other factors listed in the Form S-4 filed in connection with our Senior Subordinated Notes.

   When used herein, the terms "Actuant," "Applied Power," "we," "us," "our," and the "Company" refer to Actuant Corporation and its subsidiaries.

                                    PART I

Item 1. Business

General

   Headquartered in Milwaukee, Wisconsin, Actuant Corporation is a Wisconsin corporation incorporated in 1910. Actuant is a leading global manufacturer and marketer of a broad range of industrial products and systems, organized into two business segments, Tools & Supplies and Engineered Solutions. Tools & Supplies sells branded specialized electrical and industrial tools and supplies to hydraulic and electrical wholesale distributors, to catalog houses and through various retail distribution channels. Engineered Solutions' primary expertise is in designing, manufacturing and marketing customized motion control systems primarily for OEMs in diversified niche markets. We believe that our strong market positions are the result of a combination of our brand recognition, proprietary engineering and design competencies, dedicated service philosophy and global manufacturing and distribution capabilities.

   Prior to July 31, 2000, Applied Power consisted of two segments, Electronics and Industrial. The Electronics segment (the "Electronics Business") focused on electronic enclosures, while the Industrial segment (the "Industrial Business") concentrated on the current Tools & Supplies and Engineered Solutions businesses, as well as other businesses that have been divested. During 1999, Applied Power's management began to consider the separation of the Electronics Business from the Industrial Business as, among other things, a way to more effectively pursue strategic opportunities in the electronics market. Applied Power reviewed strategic options to focus management, including the possible sale of the Industrial Business. Ultimately, it determined that the separation of the two businesses in the form of a spin-off was the preferred option. On January 26, 2000, Applied Power's board of directors authorized various actions intended to position Applied Power to distribute the Electronics Business to its shareholders in the form of a special dividend (the "spin-off" or "Distribution"). The Distribution took place on July 31, 2000. Actuant now trades separately on the New York Stock Exchange (the "NYSE") under the ticker symbol "ATU" and APW Ltd. (the Electronics Business) separately trades on the NYSE under the ticker symbol "APW."

   During fiscal 2001, we acquired the assets of Dewald Manufacturing, Inc. and divested our Mox-Med business, both of which are included in our Engineered Solutions segment. We also divested the Quick Mold Change product line in the Tools & Supplies business. During fiscal 2000, we divested the Barry Controls, Air Cargo and Samuel Groves businesses that previously were included in our Engineered Solutions segment and the Norelem and automotive product lines of Enerpac, previously included in Tools & Supplies. These actions impact the comparability of our operating results. We did not make any significant business acquisitions or divestitures impacting either the Tools & Supplies or Engineered Solutions businesses in fiscal 1999. For further information, see Note 3, "Acquisitions and Divestitures" in Notes to Consolidated Financial Statements.

Description of Business Segments

   The Company operates two business segments, Tools & Supplies and Engineered Solutions.

   Tools & Supplies. The Tools & Supplies segment sells a wide array of branded, specialized electrical and industrial tools and supplies to hydraulic and electrical wholesale tool distributors, to catalog houses and through various retail distribution channels. The segment's products include high-force hydraulic tools, electrical tools and consumables, which are sold directly to end-user markets including general industrial, residential, construction, and production automation, or to end-user markets through retail do-it-yourself ("DIY"), retail marine or retail automotive aftermarket distribution channels. Tools & Supplies provides over 14,000 SKUs, most of which are designed and manufactured by us in North America. In addition, the segment manages a global sourcing operation that supplements its manufactured product offerings. Major customers include Lowe's, Ace Hardware, The Home Depot, Snap-on, TruServe and W.W. Grainger. This group also sells to over 10,000 small OEM customers and over 4,000 wholesale electrical, marine and automotive aftermarket distributors.

   The Tools & Supplies segment includes our Enerpac and Gardner Bender businesses. These two businesses share core competencies in product branding, distribution channel management, global sourcing, and managing the logistics of SKU-intensive product lines. We believe Enerpac is a leading global supplier of specialized high-force hydraulic systems and components for general industrial, construction and production automation markets.

   The following is a summary of each of Enerpac's three major product lines:

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

   We believe Gardner Bender is a leading supplier of electrical tools and consumables to the North American retail DIY, retail marine and retail automotive aftermarket and wholesale electrical markets, supplying over 11,000 SKUs through a variety of distribution channels. Gardner Bender maintains strong customer relationships with such leading retailers as Lowe's, The Home Depot, Menards, Kmart, Wal-Mart, Autozone and West Marine.

   Gardner Bender's main product lines include the following:

  . Cable Ties, Staples, Fasteners and Wire Management

  . Wire Connectors, Solderless Terminals and Lugs

  . Conduit Bending and Conduit Fishing

  . Handtools

  . Electrical Testers and Meters

  . Electric Wire and Cable

  . Plugs, Sockets and Other Automotive Products

   Engineered Solutions. We believe that the Engineered Solutions segment is a leading global designer and manufacturer of customized motion control systems for OEMs in a variety of niche industrial markets. The segment works with its customers to provide customized solutions in the RV, truck, automotive, and other markets. Products include RV slide-out and leveling systems, hydraulic cab-tilt systems for heavy-duty trucks, and electro-hydraulic automotive convertible top actuation systems. As a result of the segment's design and engineering quality, it has earned numerous customer awards within the past five years, including the Circle of Excellence vendor award from Fleetwood and the Paccar supplier award in Europe. It also received quality and performance certifications from such OEM customers as Ford, Freightliner, Oshkosh Truck and Peterbilt. We believe that the segment's principal brands, Power-Packer, Power Gear, Milwaukee Cylinder and Nielsen Sessions, are recognized for their engineering quality, integrated custom design and geographic reach. Engineered Solutions' customers include such leading multinational corporations such as DAF/Leyland (Paccar), Fiat, Fleetwood, Mercedes-Benz, Renault, Scania and Volvo. We believe that Engineered Solutions' reputation for excellent engineering capabilities, global capabilities, technical service and established customer relationships with leading OEMs are the driving forces behind its leadership positions in several markets.

   Engineered Solutions' main brands or businesses are summarized below:

     Power-Packer. Under this brand Engineered Solutions manufactures hydraulic and electro-hydraulic motion control systems for OEM applications in the truck, automotive, medical and off-highway markets. Products manufactured include hydraulic cab-tilt systems for heavy-duty cab-over-engine trucks, cab suspension systems, electro-hydraulic automotive convertible top actuation systems and self-contained hydraulic actuators for medical patient lifting and positioning applications. The majority of sales of cab-tilt systems and convertible top actuation systems are generated in the European market. These systems are comprised of sensors, electronic controls, hydraulic cylinders, electronic motors and a hydraulic pump. Our convertible top actuation systems are utilized on both retractable soft and hard top vehicles. During fiscal 2001 Engineered Solutions was awarded actuation on several new North American models including the Cadillac Evoq, the Chevrolet SSR, and the Volkswagon Beetle. Engineered Solutions has recently developed and started marketing a smaller, low-cost hydraulic cab-tilt system called the "Hy-Cab" that replaces the torsion bars that have historically been used for cab-tilt applications on medium sized trucks. The segment's patient positioning systems are incorporated into hospital beds, stretchers, examination chairs, surgery tables and transfer lifts.

     Power Gear. Engineered Solutions designs, manufactures and markets both electric and hydraulic powered slide-out systems, hydraulic leveling systems and landing gears for the RV and off-highway truck and trailer markets under the Power Gear brand. Slide-out systems allow RV manufacturers to increase a room's size by telescoping a section of the room's wall outward. These slide-out systems are fully integrated electrical systems that provide automatic slide-out capability and are driven by a 12-volt DC electric motor with a patented rack and gear design. Leveling systems typically consist of four hydraulic cylinders, a 12-volt DC hydraulic motor pump and an electronic control system and are capable of leveling motor homes to within three degrees of fully horizontal. Power Gear augmented its slide-out and leveling system business with the acquisition of Dewald in March 2001. The trailer landing gear generally consists of two adjustable legs used to support the front end of a semi-trailer in a level position when disconnected from the towing vehicle. Hydraulic stabilizers quickly position and level off-highway equipment at remote sites.

     Other Products. Engineered Solutions also supplies other niche markets with positioning products and industrial case hardware. Under the Milwaukee Cylinder brand, it produces a broad range of tie-rod hydraulic and pneumatic cylinders for a wide variety of applications including automated production lines, machine tools, machinery, boat drives and material handling. It also designs and manufactures highly specialized cylinders such as servo-actuators used in vibration and fatigue testing. Engineered Solutions offers a comprehensive line of case, container and industrial hardware marketed under the Nielsen Sessions brand. Products include a variety of hinges, latches, handles, caster plates and accessories.

International Business

   Actuant is a global business. For fiscal 2001, we derived approximately 66% of our net sales in the United States, 25% from Europe, 5% from Asia, 2% from South and Latin America and 2% from Canada. Our international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other factors associated with foreign trade. We serve a global customer base and have implemented a global infrastructure for the manufacturing, sourcing, distribution and sales of our products. Our global scale and infrastructure enable us to meet the needs of our customers with global operations, which supports our strong relationships with many leading global OEMs.

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

     Retail. Gardner Bender utilizes a combination of internal account managers and independent manufacturers representatives to serve its retail customers, including home centers, specialty marine and automotive retailers, mass merchandisers and hardware cooperatives. Gardner Bender's sales and marketing personnel provide significant marketing support, including promotional planning, sales programs, retail point-of-purchase materials and displays, effective product packaging, strong merchandising, and advertising programs.

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

   Engineered Solutions' products are marketed directly to OEMs through a direct technical sales organization. Most product lines also have dedicated market managers as well as a technical support organization. Engineered Solutions has an experienced sales force, organized by end-market, that typically resides in the manufacturing facilities and reports to market sales leaders that are based in the primary engineering facilities for their respective market areas. Engineered Solutions sales personnel are highly trained and coordinate closely with its design engineers in targeting OEM customers. Engineered Solutions' engineering capabilities, technical service and established customer relationships are key competitive advantages in winning new contracts.

Product Development and Engineering

   We have earned a reputation for design and engineering expertise and for the creation of highly engineered innovative products. We maintain engineering staffs at several locations that design new products and make improvements to existing product lines. Research and development costs are expensed as incurred. Expenditures for research and development were $2.2 million, $6.6 million, and $8.0 million in fiscal 2001, 2000, and 1999, respectively. Fiscal 2001 and 2000 research and development costs declined from prior year levels as a result of the divestitures of Barry Controls and Air Cargo Equipment Corporation during fiscal 2000. We have developed several proprietary technologies and hold over 500 patents, including applications, across the world.


Competition

   We have numerous competitors in each of our markets, but we believe that we are well positioned to compete successfully. Competition in each of our niches is primarily composed of small, regional competitors who often lack the infrastructure and financial resources to support global OEMs. We believe that our global scale and infrastructure help to build and maintain strong relationships with major OEMs.

Patents and Trademarks

   We own numerous United States and foreign patents and trademarks. No individual patent or trademark is believed to be of such sufficient importance that its termination would have a material adverse effect on our businesses.

Manufacturing and Operations

   We manufacture the majority of the products we sell, but strategically outsource components and finished goods from an established global network of qualified suppliers. Our manufacturing operations primarily consist of light assembly operations. We also have plastic injection molding capabilities and automated welding and painting lines. We have implemented single piece flow methodology in our manufacturing plants, which reduces inventory levels, lowers "re-work" costs and shortens lead time to customers. Components are purchased from a variety of suppliers. We have built strong relationships with our key suppliers over many years, and while we single source many of our components, we believe that in most cases there are several qualified alternative sources.

Order Backlogs and Seasonality

   Excluding divested businesses, at August 31, 2001, we had an order backlog of approximately $46.7 million, compared to approximately $47.3 million at August 31, 2000. Substantially all orders are expected to be completed prior to the end of fiscal 2002. As illustrated in the following table, our sales are not subject to significant seasonal fluctuations:

                      Sales Percentages by Fiscal Quarter

                                                                    2001   2000
                                                                   ------ ------
       Quarter 1..................................................  24.8%  25.7%
       Quarter 2..................................................  24.0%  27.4%
       Quarter 3..................................................  26.2%  26.6%
       Quarter 4..................................................  25.0%  20.3%
                                                                   ------ ------
                                                                   100.0% 100.0%

Employees

   As of August 31, 2001, we employed approximately 2,198 people. Our employees are not subject to any collective bargaining agreements with the exception of approximately 70 Milwaukee Cylinder production employees and employees covered by government-mandated collective labor agreements in some international locations. We believe we enjoy good working relationships with our employees.

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

   We believe that we are in material compliance with applicable environmental laws. Compliance with these laws has and will require expenditures on an ongoing basis. We have been identified by regulators as a potentially responsible party regarding remediation of several multi-party waste sites. Based on our investigations, we believe that we are at most a de minimis participant in those sites. In addition, soil and groundwater contamination has been identified at a few facilities that we operate or formerly owned or operated. We are also a party to several state and local environmental matters, and we have provided environmental indemnifications for several divested business units, and as such retain responsibility for certain potential environmental liabilities.

   Environmental expenditures over the last three years have not been material, and we believe that the costs for known environmental matters are not likely to have a material adverse effect on our financial position, results of operations or cash flows. Nevertheless, more stringent environmental laws, unanticipated, burdensome remedy requirements, or discovery of previously unknown conditions could have a material adverse effect upon our financial condition and results of operations. Environmental remediation accruals of $2.1 million were included in the Consolidated Balance Sheets at both August 31, 2001 and 2000. For further information, see Note 14, "Contingencies and Litigation" in Notes to Consolidated Financial Statements.

Other

   For additional information regarding revenues, profits and losses, and total assets of each business segment, geographical financial information and information on customers, see Notes to Consolidated Financial Statements.

Item 2. Properties

   We generally lease rather than own our operating facilities. The majority of our leases are short-term, and are renewable at our option.

 Tools & Supplies

   Tools & Supplies maintains 10 manufacturing facilities throughout the United States, Mexico, Europe and Asia and 18 distribution facilities and sales offices worldwide.

                                                                  Square
      Facility                                                     feet   Status
      --------                                                    ------- ------
      Manufacturing
      Glendale, Wisconsin........................................ 313,000 Leased
      Columbus, Wisconsin........................................ 130,000 Leased
      Veenendaal, The Netherlands................................  97,000 Leased
      San Diego, California......................................  70,000 Leased
      Pachuca, Mexico(1).........................................  61,000 Leased
      Oklahoma City, Oklahoma....................................  56,000 Leased
      Tecate, Mexico.............................................  54,000 Leased
      Alexandria, Minnesota......................................  25,000  Owned
      Shanghai Waigaogiao, China.................................  23,000 Leased
      Cotati, California.........................................  19,000 Leased

      Distribution and Sales
      Reno, Nevada...............................................  55,000  Owned
      Charlotte, North Carolina..................................  36,000 Leased
      Corsico (Milano), Italy....................................  18,000  Owned
      Mississauga, Ontario, Canada...............................  18,000 Leased
      Lancaster, Pennsylvania....................................  16,000 Leased
      Toda-shi, Japan(1).........................................  15,000 Leased
      Dusseldorf, Germany........................................  15,000 Leased
      Sydney, Australia..........................................  14,000 Leased
      Scranton, Pennsylvania.....................................  13,000 Leased
      Atlanta, Georgia...........................................  13,000 Leased
      Seoul, South Korea(1)......................................  12,000 Leased
      Ontario, California........................................  12,000 Leased
      Taipei, Taiwan.............................................  10,000 Leased
      Singapore..................................................   7,000 Leased
      Massey (Paris), France(1)..................................   3,000 Leased
      Kowloon, Hong Kong.........................................   1,000 Leased
      Madrid, Spain..............................................   1,000 Leased
      Osaka, Japan...............................................   1,000 Leased

--------
(1) Shared by both Tools & Supplies and Engineered Solutions segments.

 Engineered Solutions

   Engineered Solutions maintains 11 manufacturing facilities throughout North America, Europe and Asia and three distribution and sales facilities.

                                                                  Square
      Facility                                                     feet   Status
      --------                                                    ------- ------
      Manufacturing
      Oldenzaal, The Netherlands................................. 130,000 Leased
      Akishar, Turkey............................................  79,000  Owned
      Cudahy, Wisconsin..........................................  73,000  Owned
      Mishawaka, Indiana.........................................  72,000 Leased
      Hartford, Connecticut......................................  65,000  Owned
      Pachuca, Mexico(1).........................................  61,000 Leased
      Beaver Dam, Wisconsin......................................  50,000  Owned
      Westfield, Wisconsin.......................................  40,000  Owned
      McMinnville, Oregon........................................  23,000 Leased
      Seoul, South Korea(1)......................................  12,000 Leased
      Sao Paulo, Brazil..........................................   7,000 Leased

      Distribution and Sales
      Toda-shi, Japan(1).........................................  15,000 Leased
      Massey (Paris), France(1)..................................   3,000 Leased
      Torrijos, Toledo, Spain....................................   2,000 Leased

--------
(1) Shared by both Tools & Supplies and Engineered Solutions segments.

   The Company also leases two buildings in Butler, Wisconsin comprising approximately 100,000 square feet that are not actively used in operations and are in the process of being sub-let to third parties.

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

   We self-insure a portion of our product liability by maintaining a retention provision under our insurance program. We have recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and the amount of the loss can be reasonably estimated. In our opinion, the resolution of these contingencies is not likely to have a material adverse effect on our financial condition, results of operation or cash flows. For further information refer to Note 14, "Contingencies and Litigation" in Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Executive Officers of the Registrant

   The names, ages and positions of all of the executive officers of the Company as of the record date of November 27, 2001 are listed below.

Name                  Age Position
----                  --- --------
Robert Arzbaecher     41  President and Chief Executive Officer; Director
Andrew Lampereur      38  Vice President and Chief Financial Officer
Terry Braatz          44  Treasurer
Timothy Teske         34  Corporate Controller
Todd Hicks            43  Vice President--Enerpac
Ralph Keller          54  Vice President--Operations
Arthur Kerk           52  Vice President--Engineered Solutions--Europe and Asia
Mark Goldstein        45  Vice President--Gardner Bender
Brian Kobylinski      35  Vice President--Distribution and OEM Business
Joseph O'Connor, Jr.  55  Vice President--Human Resources
Jerry Peiffer         53  Vice President--Engineered Solutions--Americas
Anthony Asmuth III    59  Secretary

   Robert Arzbaecher, President and Chief Executive Officer. Mr. Arzbaecher was named President and Chief Executive Officer of the Company on August 9, 2000. He served as Vice President and Chief Financial Officer of Applied Power starting in 1994 and Senior Vice President in 1998. He served as Vice President, Finance of Tools & Supplies from 1993 to 1994. He joined Applied Power Inc. in 1992 as Corporate Controller. From 1988 through 1991, Mr. Arzbaecher was employed by Grabill Aerospace Industries LTD, where he last held the position of Chief Financial Officer.

   Andrew Lampereur, Vice President and Chief Financial Officer. Mr. Lampereur joined Applied Power Inc. in 1993 as Corporate Controller, a position he held until 1996 when he was appointed Vice President of Finance for Gardner Bender. In 1998, Mr. Lampereur was appointed Vice President, General Manager for Gardner Bender. In 1999, he served as the business development and special projects leader for Applied Power. He was appointed to his present position on August 9, 2000. Prior to joining Applied Power Inc., Mr. Lampereur was the Corporate Controller of Fruehauf Trailer Corporation and held a number of financial management positions at Terex Corporation.

   Terry Braatz, Treasurer. Mr. Braatz was appointed Treasurer on August 9, 2000, shortly after joining the Company. Prior to joining Actuant, he held various financial management positions at Johnson Controls, Inc. from 1979 to 2000, including Manager, Internal Treasury and Manager, Corporate Finance.

   Timothy Teske, Corporate Controller. Mr. Teske was appointed Corporate Controller on May 4, 2001, shortly after joining the Company. Prior to joining Actuant, he held various financial management positions at Tenneco Automotive Inc from 1997 to 2001 and spent eight years with the international public accounting firm of Arthur Andersen LLP, last serving as audit and business advisory manager.

   Todd Hicks, Vice President--Enerpac. Mr. Hicks has held a variety of marketing and sales positions with Enerpac and the former Wright Line business unit of Applied Power prior to being promoted to his current position in 1999. He previously worked for General Electric in a number of marketing positions prior to joining Applied Power.

   Ralph Keller, Vice President--Operations. Mr. Keller joined the Company in 1999 in his present position. Prior to joining Actuant, he held senior operating positions in multinational organizations, most recently with Whitecap, Inc., a subsidiary of Schmalbach Lubeca AG.

   Arthur Kerk, Vice President--Engineered Solutions--Europe and Asia. Mr. Kerk joined Applied Power in 1995 as Commercial Director of Power-Packer Europe. A resident of The Netherlands, he was promoted to

Managing Director of Power-Packer Europe in 1996, and subsequently was appointed as Leader of Engineered Solutions--Europe in 1997. Prior to joining Applied Power, he worked in sales management at Conex Union and as Managing Director of McKechnie in The Netherlands.

   Mark Goldstein, Vice President--Gardner Bender. Mr. Goldstein was appointed leader of the Gardner Bender business in fiscal year 2001. Prior to joining Actuant he held senior sales, marketing and operations management positions at The Stanley Works, most recently as President, Stanley Door Systems. Mr. Goldstein was employed by The Stanley Works for 22 years.

   Brian Kobylinski, Vice President--Distribution and OEM Business. Mr. Kobylinski was appointed leader of the distribution and OEM channels of Gardner Bender in fiscal year 2000. Prior thereto, he served as leader of Gardner Bender's Del City operation, Gardner Bender's Vice President of Marketing and Director of OEM sales. Prior to joining Applied Power Inc. in 1992, Mr. Kobylinski held various sales positions in the insurance industry.

   Joseph O'Connor, Jr., Vice President--Human Resources. Mr. O'Connor joined Applied Power Inc. in 1999 in his present position. Prior to joining Applied Power Inc., he held human resource roles in a number of multinational organizations, including subsidiaries of Pfizer and Monsanto.

   Jerry Peiffer, Vice President--Engineered Solutions--Americas. Mr. Peiffer joined the Company in 1997 when Applied Power acquired Versa Technologies. Mr. Peiffer worked at Versa Technologies since 1994, serving as the leader of its Power Gear business. He worked in a number of positions including sales, engineering, operations and general management for three companies over a 23 year span prior to joining Versa Technologies, including Generac, McQuay-Perfex, Inc. and Hein Werner Corporation.

   Anthony Asmuth III, Secretary. Mr. Asmuth is a partner in the law firm of Quarles & Brady LLP, Milwaukee, Wisconsin, having joined that firm in 1989. Quarles & Brady performs legal services for Actuant and certain of its subsidiaries and affiliates. Mr. Asmuth had previously served as Secretary of Applied Power from 1986 to 1993 and from 1994 to 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's common stock is traded on the New York Stock Exchange under the symbol ATU. At October 31, 2001, the approximate number of record shareholders of common stock was 1,253.

   On July 31, 2000, the Company completed the distribution of its Electronics Business, which resulted in the Company's stock price decreasing from approximately $39.81 (combined price prior to the distribution) to $3.06. In addition, on January 25, 2001 we effected a one-for-five reverse stock split. The high and low sales prices of the common stock, which reflect the impact of these transactions, were as follows for the previous two years:

Fiscal
 Year                      Period                              High                     Low
------                     ------                              ----                     ---
 2001            June 1 to August 31                          $21.25                   $14.70
                 March 1 to May 31                             16.73                    12.00
                 December 1 to February 28                     20.65                    10.95
                 September 1 to November 30                    27.20                    16.25

 2000            August 1 to August 31                        $25.00                   $15.00
                 June 1 to July 31                             43.75                    27.50
                 March 1 to May 31                             30.56                    22.19
                 December 1 to February 29                     37.00                    23.38
                 September 1 to November 30                    34.44                    27.13

   Quarterly dividends of $0.075 per share were declared and paid for the first three fiscal quarters of 2000. No dividends have been declared since that time. The Company's current credit agreements restrict its ability to pay dividends. We do not plan on declaring or paying dividends in the foreseeable future, but will instead retain cash flow for working capital needs and to reduce outstanding debt.

Item 6. Selected Financial Data

   The following selected historical financial data have been derived from the consolidated financial statements of Actuant. The data should be read in conjunction with these financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The financial data presented in the following table reflect all business units other than the Electronics Business, which was distributed to shareholders in a spin-off transaction as discussed in Item 1. "Business". Included in the table are the results of divested businesses until their respective dates of sale. As a result, the selected financial data in the following table are not fully representative of the group of business units that comprise Actuant today. We have included a separate adjusted financial data table in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that includes only those units that comprise Actuant as of August 31, 2001.

                                                 Year Ended August 31,
                                        ---------------------------------------
                                        2001(2)  2000    1999   1998(2) 1997(2)
                                        ------- ------ -------- ------- -------
                                         (in millions, except per share data)
      Statement of Earnings Data(1):
      Net sales(11).................... $481.9  $681.4 $  705.2 $645.9  $529.0
      Gross profit.....................  168.9   242.2    252.7  200.9   180.5
      Operating expenses(3)(4)(5)......   90.7   145.0    144.5  179.0   139.8
      Operating earnings...............   71.9    89.7     99.4    9.3    35.8
      Earnings from continuing
       operations(6)...................   24.4    28.0     34.6    0.1    22.6
      Diluted earnings per share from
       continuing operations(7)........   2.93    3.48     4.30   0.01    2.85
      Cash dividends per share(7)(8)...    --     0.23     0.30   0.30    0.30
      Balance Sheet Data
       (at end of period)(1):
      Total assets..................... $342.7  $417.0 $1,059.9 $711.5  $486.4
      Net assets of discontinued
       operations(9)...................    --      --     598.5  249.7    86.2
      Total debt(10)...................  327.3   432.5    521.2  225.2    54.8

--------
 (1) The Company completed various acquisitions and divestitures that impact the comparability of the selected financial data presented in the table. For additional information, see Note 3, "Acquisitions and Divestitures" in Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisitions and Divestitures."

 (2) Operating results for fiscal 2001, 1998 and 1997 include restructuring and other non-recurring charges that were recognized in cost of sales and operating expenses. Such expenses totaled $1.7 million, $56.9 million and $6.2 million on a pre-tax basis in fiscal 2001, 1998 and 1997, respectively.

 (3) Operating expenses in fiscal 1999 include a $7.8 million pre-tax charge due to the cancellation of a customer contract. In fiscal 2000, the Company recorded a $1.4 million gain when it recognized recoveries of these contract costs in excess of what was anticipated when the loss was initially recorded. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6, "Restructuring and Other Non-recurring Items" in Notes to Consolidated Financial Statements.

 (4) Operating expenses for fiscal 2000 include a $12.4 million pre-tax charge for investment banking, legal, accounting and other fees and expenses associated with the Distribution. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 6, "Restructuring and Other Non-recurring Items" in Notes to Consolidated Financial Statements.

 (5) Operating expenses include engineering, selling and administrative expenses, as well as the non-recurring credits and charges discussed above. Actuant's general corporate expenses, which include expenditures on resources and services that supported the Electronics Business in fiscal 1997 through 2000 declined significantly after the Distribution and were as follows:

      Fiscal Period                                                   Amount
      -------------                                                -------------
                                                                   (in millions)
      2001........................................................     $ 6.2
      2000........................................................      17.6
      1999........................................................      12.1
      1998 (excluding expenses in 2 above)........................      17.5
      1997........................................................      15.2

 (6) Earnings from continuing operations include a gain of $18.5 million on the sale of Mox-Med, a gain on insurance recovery of $1.0 million, the loss on the divestiture of QMC of $0.7 million, and a loss on the net present value of an idled lease of $1.5 million in fiscal 2001. For fiscal 2000, earnings from continuing operations include the loss on the sale of Norelem of $3.5 million.

 (7) All dividend and per share data have been adjusted for the reverse stock split effected on January 25, 2001.

 (8) Quarterly dividends of $0.075 per share were declared and paid by the Company for each of the quarters in fiscal 1999, 1998, and 1997 and for the first three quarters of fiscal 2000. Since that time no dividends have been declared. Actuant does not intend to pay dividends in the immediate future.

 (9) Net assets of discontinued operations consist of the assets of the Electronics Business, which was spun-off to shareholders in July 2000.

(10) Historically, Actuant incurred indebtedness at the parent company level and at a limited number of subsidiaries, rather than at the operating unit or segment level. Debt in the table, with the exception of the August 31, 2001 and 2000 amounts, reflects the debt balance after an allocation was made to the Electronics Business, which is reported in discontinued operations.

(11) All sales figures have been restated to reflect the adoption of Emerging Issues Task Force Abstract 00-10, "Accounting for Shipping and Handling Fees and Costs."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   On July 31, 2000, Applied Power Inc. completed the spin-off of its Electronics Business to shareholders, leaving the Industrial Business as the sole remaining operating business. Subsequent to the spin-off, Applied Power Inc. changed its name to Actuant Corporation. As you read the following review of the Company's financial condition and results of operations, you should also read our financial statements and related notes, which follow this discussion. All sales figures and related percentages have been restated to reflect the adoption of Emerging Issues Task Force Abstract 00-10, "Accounting for Shipping and Handling Fees and Costs." See "New Accounting Pronouncements" in this Management's Discussion and Analysis for further information.

Background of the Spin-off Transaction

   During 1999, Applied Power's management began to consider the separation of the Electronics Business from the Industrial Business as, among other things, a way to more effectively pursue strategic opportunities in the electronics market. Ultimately, it determined that the separation of the two businesses in the form of a spin-off was the preferred option. On January 26, 2000, Applied Power's board of directors authorized various actions intended to position Applied Power to distribute the Electronics Business to its shareholders in the form of a special dividend. The Distribution took place on July 31, 2000. Actuant now trades separately on the NYSE under the ticker symbol "ATU" and APW Ltd. (the Electronics Business) separately trades on the NYSE under the ticker symbol "APW."

Results of Operations

Historical Financial Data

   The financial data presented in the following table reflect all business units other than the Electronics Business, which was spun off to shareholders in the Distribution. Financial data presented in the table include other divested business units, which are referred to as the "non-continuing" businesses. As a result, the selected financial data in the following table are not fully representative of the group of business units that comprise Actuant today. We have included a separate financial data table in "Unaudited Adjusted Historical Financial Data" below that includes only those businesses that comprise Actuant as of August 31, 2001.

                                                            Year Ended August
                                                                   31,
                                                           --------------------
                                                            2001   2000   1999
                                                           ------ ------ ------
                                                              (in millions)
      Statement of Earnings Data:
      Net sales........................................... $481.9 $681.4 $705.2
      Gross profit........................................  168.9  242.2  252.7
      Operating expenses excluding general corporate
       expenses...........................................   84.6  127.4  132.5
      General corporate expenses..........................    6.2   17.6   12.1
      Amortization of intangible assets...................    6.2    7.5    8.7
      Operating earnings..................................   71.9   89.7   99.4
      Other Financial Data:
      Depreciation........................................   10.3   15.1   17.4
      Capital expenditures................................    6.7   11.4   22.9

Acquisitions and Divestitures

   We completed a number of acquisitions over the past five years that expanded and diversified our product lines, capabilities and global reach. During this time, we also divested several businesses and product lines that were no longer considered integral to our business strategy. These divested businesses are collectively referred to as the "non-continuing businesses." The following table summarizes the significant acquisitions and divestitures that were completed during the last five years:

                                                                  Approximate
                                   Segment            Date      Annual Sales(1)
                             -------------------- ------------- ---------------
                                                                 (in millions)
   Acquisitions:
   Dewald Manufacturing,
    Inc..................... Engineered Solutions March 2001          $24
   Nielsen Sessions and Air
    Cargo(2)................ Engineered Solutions July 1998            29
   Del City Wire............ Tools & Supplies     February 1998        16
   Ancor Products........... Tools & Supplies     January 1998          7
   Versa/Tek................ Engineered Solutions October 1997         75

   Divestitures:
   Mox-Med.................. Engineered Solutions August 2001         $18
   Quick Mold Change
    ("QMC")................. Tools & Supplies     May 2001              6
   Norelem.................. Tools & Supplies     August 2000           8
   Barry Controls........... Engineered Solutions June 2000           120
   Air Cargo................ Engineered Solutions May 2000             22
   Samuel Groves............ Engineered Solutions October 1999          9
   Moxness.................. Engineered Solutions March 1998            6

--------
(1) At the time of the transaction. Sales figures exclude sales from business units acquired in these transactions that now operate in the Electronics Business.

(2) Acquired as part of the Zero merger which was accounted for as a pooling-of-interests. Results for these businesses are included in historical amounts.

   In addition to these divestitures, the Gardner Bender Everest product line and the Magnets business were transferred to the Electronics business segment immediately prior to the Distribution and are now part of APW Ltd. All of these acquisitions and divestitures impact the comparability of operating results from period to period. See Note 3, "Acquisitions and Divestitures" in Notes to Consolidated Financial Statements.

Unaudited Adjusted Historical Financial Data

   The financial information included in the following table excludes the results of the non-continuing businesses and, as such, reflects only the results of those business units that comprise Actuant at August 31, 2001. Historical net financing costs and income taxes, as well as balance sheet data, have not been adjusted and are therefore not presented in the following table.

                                                            Year Ended August
                                                                   31,
                                                           --------------------
                                                            2001   2000   1999
                                                           ------ ------ ------
                                                              (in millions)
      Statement of Earnings Data(1):
      Adjusted net sales.................................. $461.0 $499.0 $491.2
      Adjusted gross profit...............................  159.4  175.8  172.0
      Adjusted operating expenses excluding general
       corporate expenses(2)..............................   80.7   87.5   90.3
      General corporate expenses..........................    6.2   17.6   12.1
      Adjusted amortization of intangible assets..........    5.8    5.7    5.6
      Adjusted operating earnings(2)......................   66.7   63.1   64.0

      Other Financial Data(1):
      Adjusted depreciation...............................    9.5    9.9    9.3
      Adjusted capital expenditures.......................    6.4    8.4   13.7

--------
(1) We have excluded the operating results of the non-continuing businesses from the financial data presented in this table. However, we completed various acquisitions that impact the comparability of the adjusted financial data presented in the table. For additional information, see
    Note 3, "Acquisitions and Divestitures" in Notes to Consolidated Financial Statements. The non-continuing businesses include Mox-Med, QMC, Norelem, Enerpac's automotive product line, Gardner Bender Everest, Barry Controls, Air Cargo, Samuel Groves, Moxness and Magnets. The Mox-Med and QMC businesses were divested in fiscal 2001. The Norelem, Enerpac automotive product line, Barry Controls, Air Cargo and Samuel Groves units were divested in fiscal 2000. The Moxness product line was divested in fiscal 1999. The Gardner Bender Everest and Magnets units were transferred to the Electronics business segment immediately prior to the Distribution and are now part of APW Ltd.

(2) For further information on unusual and non-recurring items included in operating expenses, see the discussion of Operating Expenses below.

Net Sales

   The following table summarizes our net sales for the past three fiscal years:

                                                        Year Ended August
                                                               31,
                                                       ------------------------
                                                        2001     2000     1999
                                                       ------   ------   ------
                                                          (in millions)
      Net Sales by Segment:
      Tools & Supplies................................ $281.2   $312.3   $317.9
      Less: Non-continuing T&S businesses(1)..........    3.3     20.7     27.3
                                                       ------   ------   ------
      Adjusted Tools & Supplies....................... $277.9   $291.6   $290.6
                                                       ======   ======   ======
      Engineered Solutions............................ $200.7   $369.1   $387.3
      Less: Non-continuing ES businesses(2)...........   17.6    161.7    186.7
                                                       ------   ------   ------
      Adjusted Engineered Solutions................... $183.1   $207.4   $200.6
                                                       ======   ======   ======
      Total net sales................................. $481.9   $681.4   $705.2
      Less: Non-continuing businesses.................   20.9    182.4    214.0
                                                       ------   ------   ------
      Total adjusted net sales........................ $461.0   $499.0   $491.2
                                                       ======   ======   ======

      Net Sales Change by Segment:
      Tools & Supplies................................  (10.0)%   (1.7)%
      Adjusted Tools & Supplies.......................   (4.7)     0.4
      Engineered Solutions............................  (45.6)    (4.7)
      Adjusted Engineered Solutions...................  (11.7)     3.4
      Total net sales change..........................  (29.3)    (3.4)
      Total adjusted net sales change.................   (7.6)     1.6

--------
(1) The "Non-continuing T&S Businesses" are Norelem, Enerpac's automotive line of business, QMC and Gardner Bender Everest.

(2) The "Non-continuing ES Businesses" are Barry Controls, Air Cargo, Samuel Groves, Moxness, Mox-Med and Magnets.

 Fiscal 2001 compared to Fiscal 2000

   Total net sales decreased $199.5 million, or 29.3%, from $681.4 million in fiscal 2000 to $481.9 million in fiscal 2001. The majority of this decline is due to the impact of businesses divested in fiscal 2000. After removing the impact of the divestitures, net sales decreased $38.0 million, or 7.6%. This decrease results from the negative impact of currency rate changes on translated results of $14.1 million and slower economic conditions, which impacted many of our businesses. Sales to recreational vehicle ("RV"), automotive and truck OEMs, as well as the construction and DIY markets, were all lower than in fiscal 2000 due to less favorable economic conditions.

   Excluding the segment's non-continuing businesses, Tools & Supplies net sales decreased from $291.6 million in fiscal 2000 to $277.9 million in fiscal 2001, a 4.7% decline. The negative impact of currency on translated results accounted for $5.7 million of the $13.7 million reduction, with the remainder being caused by generally weak economic conditions.

   Engineered Solutions net sales, excluding the segment's non-continuing businesses, declined $24.3 million, or 11.7%, from $207.4 million in fiscal 2000 to $183.1 million in fiscal 2001. Foreign currency rate changes caused $8.4 million of the decrease. Sales to the RV industry decreased $4.3 million, which is comprised of a decline of $20.5 million in Power Gear RV sales, offset by $16.2 million of sales from Dewald, an RV business we acquired at the beginning of the third quarter. RV industry demand was negatively impacted by weak economic conditions, as well as a reduction in excess finished goods inventory at OEMs. Sales to automotive and truck manufacturers declined $6.5 million due to automotive model changeovers and generally less favorable economic conditions in fiscal 2001.

 Fiscal 2000 compared to Fiscal 1999

   Total net sales decreased by $23.8 million, or 3.4%, from $705.2 million in fiscal 1999 to $681.4 million in fiscal 2000. This reduction results from the divestiture or removal of the non-continuing businesses during fiscal 2000, and the negative impact of foreign currency rate changes on translated results. Partially offsetting these factors were increased shipments by the Company in a number of markets, most notably into the recreational vehicle, automotive convertible top and truck cab-tilt markets. Fiscal 1999 sales from non-continuing businesses were $31.6 million higher than in fiscal 2000 primarily due to the timing of the divestitures of such businesses during fiscal 2000. Excluding the non-continuing businesses, adjusted net sales increased by 1.6% from $491.2 million in fiscal 1999 to $499.0 million in fiscal 2000. Excluding currency translation adjusted net sales increased by approximately 3.1%.

   Tools & Supplies segment sales decreased by 1.7% from $317.9 million to $312.3 million as a result of the foreign currency rate changes and the divestiture of the segment's non-continuing businesses. Excluding the impact of the non-continuing businesses, Tools & Supplies sales were essentially unchanged year over year. Excluding both currency rate changes and the non-continuing businesses, sales from this segment grew $4.4 million, or 2%. This organic growth resulted from improved sales of industrial high force hydraulic tools, most notably in North America and Asia.

   Sales in the Engineered Solutions segment declined 4.7% from $387.3 million to $369.1 million due to the segment's non-continuing businesses and foreign currency translation. Sales in this segment grew 3.4% from $200.6 million in fiscal 1999 to $207.4 million in fiscal 2000, excluding the non-continuing businesses, reflecting solid growth in sales to the RV, truck cab-tilt and automotive convertible top markets. Foreign currency translation had the impact of reducing the "constant dollar" sales growth in the Engineered Solutions segment by approximately $8.8 million, due to the softness of the Euro against the U.S. Dollar. Excluding both foreign currency translation and the non-continuing businesses, Engineered Solutions segment sales grew 7.2%.

Gross Profit

   The following table summarizes gross profit and gross profit margins for the past three fiscal years:

                                                          Year Ended August
                                                                 31,
                                                         ----------------------
                                                          2001    2000    1999
                                                         ------  ------  ------
                                                            (in millions)
      Gross Profit by Segment:
      Tools & Supplies.................................. $112.7  $122.9  $124.6
      Less: Non-continuing T&S Businesses...............    1.2     8.1     9.8
                                                         ------  ------  ------
      Adjusted Tools & Supplies......................... $111.5  $114.8  $114.8
                                                         ======  ======  ======
      Engineered Solutions.............................. $ 56.2  $119.3  $128.1
      Less: Non-continuing ES Businesses................    8.3    58.3    70.9
                                                         ------  ------  ------
      Adjusted Engineered Solutions..................... $ 47.9  $ 61.0  $ 57.2
                                                         ======  ======  ======
      Total gross profit................................ $168.9  $242.2  $252.7
      Less: Non-continuing Businesses...................    9.5    66.4    80.7
                                                         ------  ------  ------
      Total adjusted gross profit....................... $159.4  $175.8  $172.0
                                                         ======  ======  ======

      Gross Profit Margins by Segment:
      Tools & Supplies .................................   40.1%   39.3%   39.2%
      Adjusted Tools & Supplies.........................   40.1    39.4    39.5
      Engineered Solutions..............................   28.0    32.3    33.1
      Adjusted Engineered Solutions.....................   26.2    29.4    28.5
      Total gross profit margin.........................   35.0    35.5    35.8
      Total adjusted gross profit margin................   34.6    35.2    35.0

 Fiscal 2001 Compared to Fiscal 2000

   Total gross profit decreased $73.3 million, or 30.3%, from $242.2 in fiscal 2000 to $168.9 in fiscal 2001, primarily due to reduced sales volumes resulting from divestitures and weaker economic conditions. Excluding non-continuing businesses, gross profit declined to $159.4 million in fiscal 2001 from $175.8 million in fiscal 2000. Gross profit margins declined due to an unfavorable change in sales mix to lower margin businesses such as Dewald and the unfavorable currency impact of inventory produced in the United States and sold in Europe. These declines were partially offset by improved margins in the electrical tools and supplies business due to cost reductions.

   Gross profit decreased $10.2 million, or 8.3%, in the Tools & Supplies business, from $122.9 million in fiscal 2000 to $112.7 million in fiscal 2001. Excluding the non-continuing Tools & Supplies business, gross profit decreased from $114.8 million in fiscal 2000 to $111.5 million in fiscal 2001. Gross profit margins improved to 40.1% in fiscal 2001. The gross profit decrease is due to the corresponding decrease in net sales levels. The gross profit margin increase is due to cost reduction efforts in fiscal 2001.

   Engineered Solutions fiscal 2001 gross profit decreased from fiscal 2000 as a result of divestitures, lower sales levels and sales mix. Excluding the non-continuing businesses, gross profit decreased by $13.1 million, or 21.5%, from $61.0 million in fiscal 2000 to $47.9 million in fiscal 2001. Adjusted gross profit margins decreased from 29.4% in fiscal 2000 to 26.2% in fiscal 2001. This decrease is largely due to increased sales from lower margin businesses, such as Dewald. Margins at Dewald have improved in the months since the acquisition, and should continue to improve through the realization of results from our world class performance initiatives. As a result of reduced RV slide out and leveling systems in fiscal 2001 due to lower demand, our absorption of fixed manufacturing costs declined, adversely impacting gross profit margins in Power Gear. In addition to reduced gross profit margins in Power Gear, margins have declined in our more vertically integrated businesses, Nielson Sessions and Milwaukee Cylinder, as sales have declined due to the economic slowdown.

 Fiscal 2000 Compared to Fiscal 1999

   Total gross profit decreased by $10.5 million, or 4.2%, from $252.7 million in fiscal 1999 to $242.2 million in fiscal 2000, due to a corresponding reduction in sales volume resulting from divestitures. Excluding the non-continuing businesses, gross profit increased by $3.8 million from $172.0 million in fiscal 1999 to $175.8 million in fiscal 2000. Total adjusted gross profit margin increased from 35.0% to 35.2%.

   Gross profit for Tools & Supplies decreased by $1.7 million from $124.6 million in fiscal 1999 to $122.9 million in fiscal 2000. This decline results from the corresponding sales reduction in the segment, caused by foreign currency and the segment's non-continuing businesses. Excluding the non-continuing businesses, gross profit was essentially unchanged, while gross profit margins decreased from 39.5% to 39.4%.

   Engineered Solutions gross profit decreased by $8.8 million, or 6.9%, from $128.1 million in fiscal 1999 to $119.3 million in fiscal 2000 as a result of a corresponding decline in sales resulting from divestitures. Excluding the segment's non-continuing businesses, adjusted Engineered Solutions gross profit increased by $3.8 million from $57.2 million in fiscal 1999 to $61.0 million in fiscal 2000, and gross profit margin increased from 28.5% to 29.4%. These improvements reflect additional sales volume and the benefits of restructuring actions, including the full year impact of closing our former Pewaukee, Wisconsin plant and outsourcing certain machining and other manufacturing from our plant in Mexico to third party providers.

Operating Expenses

   The following table summarizes operating expenses for the past three fiscal years:

                                                             Year Ended August
                                                                    31,
                                                            --------------------
                                                            2001   2000    1999
                                                            ----- ------  ------
                                                               (in millions)
      Operating Expenses:
      Engineering, selling and administrative expenses..... $89.0 $134.0  $136.7
      Amortization of intangible assets....................   6.2    7.5     8.7
      Contract termination costs (recovery)................   --    (1.4)    7.8
      Corporate reorganization expense.....................   --    12.4     --
      Restructuring charge.................................   1.7    --      --
                                                            ----- ------  ------
        Totaling operating expenses........................ $96.9 $152.5  $153.2
                                                            ===== ======  ======

 SAE Expenses

   The following table summarizes our SAE expenses for the past three fiscal years:

                                                             Year Ended August
                                                                    31
                                                            -------------------
                                                            2001   2000   1999
                                                            ----- ------ ------
                                                               (in millions)
      SAE Expenses by Segment:
      Tools & Supplies..................................... $63.0 $ 66.4 $ 69.1
      Less: Non-continuing T&S Businesses..................   1.5    6.1    6.7
                                                            ----- ------ ------
      Adjusted Tools & Supplies............................ $61.5 $ 60.3 $ 62.4
                                                            ===== ====== ======

      Engineered Solutions................................. $19.8 $ 50.0 $ 55.5
      Less: Non-continuing ES Businesses...................   2.3   33.8   35.4
                                                            ----- ------ ------
      Adjusted Engineered Solutions........................ $17.5 $ 16.2 $ 20.1
                                                            ===== ====== ======

      Combined segment SAE expenses........................ $82.8 $116.4 $124.6
      General corporate expenses...........................   6.2   17.6   12.1
                                                            ----- ------ ------
      Total SAE expenses...................................  89.0  134.0  136.7
      Less: Non-continuing Businesses......................   3.8   39.9   42.1
                                                            ----- ------ ------
      Total adjusted SAE expenses.......................... $85.2 $ 94.1 $ 94.6
                                                            ===== ====== ======

   All of the general corporate expenses incurred by Actuant Corporation are included in SAE expense. No portion of such expense has been allocated to the Electronics Business financial results, which are included in discontinued operations in the Consolidated Financial Statements. As a result of lower corporate expense required to support the business following the Distribution, corporate expense decreased $11.4 million, from $17.6 million in fiscal 2000 to $6.2 million in fiscal 2001.

 Fiscal 2001 Compared to Fiscal 2000

   Total SAE expense decreased $45.0 million, or 33.6%, from $134.0 million in fiscal 2000 to $89.0 million in fiscal 2001. This decrease was due to the elimination of SAE costs incurred by businesses divested in fiscal 2000 and the reduction in general corporate expenses discussed above, offset by slight increases in SAE costs in both of our business segments.

   SAE expense for the Tools & Supplies segment decreased $3.4 million, or 5.1%, from $66.4 million in fiscal 2000 to $63.0 million in fiscal 2001. Excluding the segment's non-continuing businesses, SAE expense increased $1.2 million, or 2.0%, from $60.3 million in fiscal 2000 to $61.5 million in fiscal 2001. This increase is a result of higher levels of information technology costs associated with a new business software system and increased marketing spending for tradeshows and promotions.

   Engineered Solutions SAE expense decreased $30.2 million, or 60.4%, from $50.0 million in fiscal 2000 to $19.8 million in fiscal 2001. Excluding the impact of the segment's non-continuing businesses, SAE expense increased $1.3 million, or 8.0%, from $16.2 million in fiscal 2000 to $17.5 million in fiscal 2001. This increase is due to higher spending on new platform development costs associated with the convertible top product line and the inclusion of SAE expense from Dewald, which was acquired on March 1, 2001.

 Fiscal 2000 Compared to Fiscal 1999

   Total SAE expenses decreased by $2.7 million, from $136.7 million in fiscal 1999 to $134.0 million in fiscal 2000. Excluding the non-continuing businesses, adjusted SAE expenses decreased by $0.5 million, or 0.5% from $94.6 million in fiscal 1999 to $94.1 million in fiscal 2000. The reported SAE expense for both 1999 and 2000 include general corporate expenses in excess of the amounts the Company spent subsequent to the Distribution.

   SAE expenses for Tools & Supplies decreased by $2.7 million, from $69.1 million in fiscal 1999 to $66.4 million in fiscal 2000. Excluding the segment's non-continuing businesses, Tools & Supplies adjusted SAE expenses decreased by $2.1 million from $62.4 million in fiscal 1999 to $60.3 million in fiscal 2000. Tools & Supplies adjusted SAE expenses as a percentage of sales, declined from 21.5% in fiscal 1999 to 20.7% in fiscal 2000. This improvement reflects the continuing benefits of earlier restructuring initiatives, including the combination of Enerpac's and Gardner Bender's Wisconsin-based and Canadian-based sales and administrative offices.

   SAE expenses for Engineered Solutions decreased by $5.5 million, from $55.5 million in fiscal 1999 to $50.0 million in fiscal 2000. Excluding the segment's non-continuing businesses, adjusted SAE expenses for Engineered Solutions decreased by $3.9 million, from $20.1 million in fiscal 1999 to $16.2 million in fiscal 2000. This was due primarily to the benefits obtained from cost reduction initiatives, including significant headcount reductions at our domestic automotive unit. Engineered Solutions adjusted SAE expenses as a percentage of sales, declined from 10.0% in fiscal 1999 to 7.8% in fiscal 2000.

 Amortization of Intangible Assets

   The following table summarizes amortization of intangible assets for the past three fiscal years:

                                                                   Year Ended
                                                                   August 31,
                                                                 --------------
                                                                 2001 2000 1999
                                                                 ---- ---- ----
                                                                 (in millions)
      Total amortization expense................................ $6.2 $7.5 $8.7
      Less: Non-continuing businesses...........................  0.4  1.8  3.1
                                                                 ---- ---- ----
      Total adjusted amortization expense....................... $5.8 $5.7 $5.6
                                                                 ==== ==== ====

   The decreases in amortization expense for fiscal 2001 and 2000 primarily resulted from the divestiture of the Barry Controls and Air Cargo Equipment business units during fiscal 2000.

   On September 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." See "New Accounting Pronouncements" in this section for further discussion.

 Contract Termination Costs (Recovery)

   Operating expenses in fiscal 1999 include a $7.8 million pre-tax charge due to the cancellation of a customer contract. In fiscal 2000, the Company recorded a $1.4 million gain when it recognized recoveries of these contract costs in excess of what was anticipated when the loss was initially recorded.

 Corporate Reorganization Expense

   Operating expenses for fiscal 2000 include a $12.4 million pre-tax charge for investment banking, legal, accounting and other fees and expenses associated with the Distribution.

 Restructuring Costs

   The Company adopted plans to restructure portions of its operations during 2001. These plans are designed to reduce administrative and operational costs and resulted in a charge of $1.7 million. Of the charge, $0.3 million related to the consolidation of the RV slide production facilities, $0.6 related to downsizing the cable tie production facility, and $0.8 million related to other personnel reductions. The Company wrote down the fixed assets at the locations to be closed or downsized to their fair value, less costs to sell, in the third quarter. The Company expects net cash proceeds of approximately $0.5 million from the ultimate disposal of these assets, which should be completed by the end of fiscal 2002. As a result of these plans, the Company either has or will soon be terminating approximately 36 people.

Other Expense (Income)

 Net Financing Costs

   Actuant reported net financing costs from continuing operations of $49.2 million for fiscal 2001, compared to $37.7 million for fiscal 2000. The increase in the Company's financing costs is a result of higher interest rates and debt levels as a result of the Distribution. For example, the Company's senior subordinated notes carry a 13% interest rate compared to 8.75% under the prior financing agreements. During fiscal 2001, these cost increases were partially mitigated as the Company benefited, on its variable rate debt, from interest rate reductions in the marketplace. The debt balances on the Company's balance sheet primarily result from acquisitions of business units for the Electronics Business during the three years prior to the Distribution, with some small Industrial Business acquisitions. For further information on our current debt structure see "Liquidity and Capital Resources" later in this Management's Discussion and Analysis and Note 7, "Debt" in our financial statements.

 Loss (Gain) on Sale of Subsidiaries

   During fiscal 2001 the Company sold its Mox-Med business. Cash proceeds from the sale were approximately $40.5 million, which resulted in a net gain of $18.5 million, $11.1 million after tax, or $1.34 per diluted share.

   In August 2000, the Company completed the sale of Norelem, S.A., a product line in the Enerpac business which makes and distributes mechanical workholding products. Norelem, S.A. had annual sales of approximately $8.0 million. The cash proceeds were approximately $4.2 million and resulted in a pre-tax loss of approximately $3.5 million.

 Other, net

   Other, net for the fiscal years ended August 31, 2001 and 2000 are comprised of the following:

                                                                  Year Ended
                                                                  August 31,
                                                                ---------------
                                                                 2001     2000
                                                                -------  ------
                                                                (in thousands)
     Gain on insurance recovery................................ $  (983) $  --
     Loss on QMC divestiture...................................     738   1,300
     Net present value of idled lease..........................   1,531     --
     Net foreign currency transaction gain.....................  (1,247)   (665)
     Other.....................................................     446     352
                                                                -------  ------
     Other, net................................................ $   485  $  987
                                                                =======  ======

   Other, net for the year ended August 31, 1999 is comprised primarily of foreign currency gains and losses.

Income Tax Expense

   Our effective income tax rate for fiscal 2001 is 40.3%, which is similar to the prior two fiscal years. The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the federal statutory rate, state tax rates in the jurisdictions where we do business, our ability to utilize various tax credits, the amount of non-deductible expenses and other items. For more information regarding the variations in our effective tax rates for the periods presented, see Note 12, "Income Taxes" in our financial statements.

Discontinued Operations

   See Note 2, "Distribution and Discontinued Operations" in Notes to Consolidated Financial Statements for information regarding the results of our discontinued operations.

Extraordinary Items

   In fiscal 2000, the Company recognized an extraordinary gain related to the sale of some of its subsidiaries of $53.2 million. See Note 3 "Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for further information. The Company also recognized an extraordinary loss of $14.7 million related to an early extinguishment of its debt in fiscal 2000. See Note 7 "Debt" in the Notes to Consolidated Financial Statements for further information.

Liquidity and Capital Resources

   The Company generated cash from operating activities of continuing operations of $95.1 million, $17.9 million, and $32.5 million in fiscal 2001, 2000 and 1999, respectively. Operating cash flows were impacted by the discontinuance of the accounts receivable financing program in fiscal 2000 due to the Distribution and the subsequent sale of receivables in fiscal 2001. These changes in our accounts receivable program impacted operating cash flows by $25.3 million, $(53.5) million, and $1.6 million in fiscal 2001, 2000, and 1999, respectively. Cash flows from operating activities of discontinued operations were $43.4 million and $119.5 million in fiscal 2000 and 1999, respectively.

   Cash flows from investing activities of continuing operations were $28.1 million, $159.1 million, and $(25.3) million in fiscal 2001, 2000, and 1999, respectively, which resulted from cash inflows from business unit divestitures, asset sales, and an insurance settlement, offset by capital expenditures and business acquisitions. During fiscal 2001, cash used for financing activities primarily consisted of debt repayments.

   Prior to the Distribution, we used the majority of our net cash generated from both continuing and discontinued operations, along with proceeds from borrowings, to acquire businesses. The majority of the acquisitions were businesses included in the Electronics Business. Subsequent to the Distribution we have used the majority of our net cash generated to pay down debt.

 Debt

   The following table summarizes our debt balances at August 31, 2001 and 2000. Fiscal 1999 is not presented as the majority of the borrowings that existed at August 31, 1999 have been refinanced as a result of the Distribution.

                                                                 August 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                               (in thousands)
     Senior secured debt..................................... $114,113 $233,300
     Senior subordinated notes, net of discount..............  197,678  197,375
     European term loan......................................   13,675      --
     Other...................................................    1,992    1,909
                                                              -------- --------
       Total debt............................................ $327,458 $432,584
                                                              ======== ========

   The Company is focused on debt reduction. In the thirteen months since the Distribution, our total debt has been reduced by $123 million. During fiscal 2001 debt was reduced $105 million. The Company plans to use the majority of cash provided from operations to fund capital expenditures and reduce debt. In an effort to reduce financing costs and outstanding debt, in May 2001 the Company sold certain domestic trade accounts receivable in a securitization transaction. All proceeds from the sale, which totaled $30 million, were used to reduce debt. In addition, two businesses were sold during the fiscal year, which produced cash of $41.7 million, all of which was used to reduce debt. Although focused on debt reduction, when strategic opportunities exist to grow our core business through acquisitions, debt may be incurred. During the third quarter of fiscal 2001, the Company borrowed $11.3 million to fund the Dewald acquisition.

   All of the reduction in the Company's debt has taken place in its senior secured credit facility, which was reduced over 50% from $233.3 million on August 31, 2000 to $114.1 million on August 31, 2001. Although the Company's senior subordinated notes are more expensive from a borrowing cost perspective, there are significant prepayment penalties. We are continually reviewing alternatives and options to further reduce the Company's financing costs, including redeeming, or refinancing all or portions of existing debt, or renegotiating the terms of agreements underlying such debt obligations. We believe such actions will lower financing costs and correspondingly increase the Company's earnings and financial flexibility in the future.

   Dividend payments have not been made in fiscal 2001, nor do we expect to pay dividends in the near future, so that cash flow from operations can be used to reduce debt. At August 31, 2001, approximately $51 million of the $86.8 million of unused revolver capacity was available to the Company for general business purposes, and the Company was in compliance with all covenants under its debt agreements. The Company believes that availability under its credit facilities, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.

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

   Our receivables are derived from a diverse customer base in a number of industries. The largest single customer generated approximately 4.5% of fiscal 2001 net sales. As described in Note 4, "Accounts Receivable Financing" in Notes to Consolidated Financial Statements, we have sold trade accounts receivables to a special purpose entity that sold participation interests in such receivables to a third party. When receivables are sold they are removed from the balance sheet. Prior to the Distribution, the receivables financing program was discontinued. As a result, our trade accounts receivable balance increased at August 31, 2000 relative to what has historically been reported. A new accounts receivable securitization facility was put in place and utilized in May 2001.

Capital Expenditures

   The majority of our manufacturing operations consist of the assembly of components that are sourced from a variety of vendors. We believe that our capital expenditure requirements are not as extensive as many other industrial companies given the assembly nature of our operations. Historical capital expenditures were as follows:

                                                                  Year Ended
                                                                  August 31,
                                                               ----------------
                                                               2001 2000  1999
                                                               ---- ----- -----
                                                                (in millions)
     Total capital expenditures............................... $6.7 $11.4 $22.9
     Less: Non-continuing businesses..........................  0.3   3.0   9.2
                                                               ---- ----- -----
     Adjusted capital expenditures............................ $6.4 $ 8.4 $13.7
                                                               ==== ===== =====

   Capital expenditures have historically been funded by operating cash flows, and are anticipated to continue to be so in the future. For each of the past three fiscal years, capital expenditures were invested primarily in machinery and equipment and computer systems. There are no significant capital programs planned in the near future that would require expenditures in excess of the average capital expenditure levels over the past three years.

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

New Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The adoption of SAB 101 did not have a material effect on the Company's financial statements.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS') No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivative instruments to be recorded in the balance sheet at fair value. The change in fair value of a derivative is required to be recorded each period in net earnings and other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

   The Emerging Issues Task Force (EITF) issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted during fiscal 2001. The impact of adopting EITF No. 00-10 was to increase revenues and cost of sales by approximately $8.8 million, $9.8 million, and $9.5 million in fiscal 2001, 2000 and 1999, respectively, with no impact on gross profit, operating profit, or net earnings. We have reclassified all years presented in the accompanying financial statements to reflect this change.

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in an increase in net income of approximately $3.2 million, or $0.38 per diluted share, in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

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

   Some of our operating units located in Europe, which are affected by the Euro conversion, have maintained their books in their respective legacy currency through August 31, 2001. At this time, we do not expect the consequences of the ongoing Euro conversion to have any material adverse effects on the Company's operations, business or financial condition.

Outlook

   Excluding any future acquisitions or divestitures, we believe our revenues for fiscal 2002 will range from $450 million to $480 million, earnings before interest, income taxes, depreciation, and amortization ("EBITDA") will range from $85 million to $93 million, and earnings per share will range from $2.50 to $3.00 per diluted share. This compares to fiscal 2001 revenues and EBITDA, excluding non-continuing businesses and non-recurring items, of $461.0 million and $85.7 million, respectively. The Company expects its effective tax rate in fiscal 2002 to be approximately 37.0%, lower than that recorded in fiscal 2001 due to lower debt and interest costs which allow for higher utilization of foreign tax credits and the impact of the non-amortization of goodwill in accordance with statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" for book purposes. We anticipate debt reduction during fiscal 2002 of $25-30 million, excluding the impact of any divestitures or acquisitions, and subject to the achievement of our operating earnings estimate. These estimates are dependent on, among other things, economic conditions during 2002, foreign exchange and interest rates remaining at their present levels, and the successful implementation of the restructuring program initiated in May 2001. In addition, the full impact on our fiscal 2002 results of the terrorist actions that took place on September 11, 2001 are not known to us at this time. You should also refer to the risk factors listed in the Form S-4 filed in connection with the exchange offer for our Senior Subordinated Notes.

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

   A discussion of our accounting policies for derivative financial instruments is included in Note 1, "Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements, and further disclosure relating to financial instruments is included in Note 7, "Debt."

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

       (ii) minimize the cost of hedging through the use of naturally offsetting positions (borrowing in local currency), netting, and pooling; and

        (iii) where possible, sell product in the functional currency of the producing operation.

   Our identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. We identify naturally occurring offsetting positions and then purchase hedging instruments to protect anticipated exposures. Our financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.

   Interest Rate Risk: Given our leverage, we are exposed to interest rate risk from changes in interest rates. We have periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At August 31, 2001 we were a party to a variable to fixed interest rate swap, and subsequent to our fiscal year end we entered into a second variable to fixed interest rate swap. Our Senior Credit Agreement stipulates that the lower of 50% of our total debt or $200.0 million be fixed interest rate obligations. We are in compliance with this requirement.

Item 8. Financial Statements and Supplementary Data

                                                                            Page
                                                                            ----
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of independent accountants.........................................   27

Consolidated statements of earnings for the years ended August 31, 2001,
 2000 and 1999............................................................   28

Consolidated balance sheets as of August 31, 2001 and 2000................   29

Consolidated statements of cash flows for the years ended August 31, 2001,
 2000 and 1999............................................................   30

Consolidated statements of shareholders' equity for the years ended August
 31, 2001, 2000 and 1999..................................................   31

Notes to consolidated financial statements................................   32

INDEX TO FINANCIAL STATEMENT SCHEDULE

Report of independent accountants on financial statement schedule.........   61

Schedule II--Valuation and Qualifying Accounts............................   62

All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Actuant Corporation:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Actuant Corporation and its subsidiaries at August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
September 26, 2001

                              ACTUANT CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)

                                                     Year Ended August 31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
Net sales......................................... $481,939  $681,443  $705,201
Cost of products sold.............................  313,030   439,277   452,517
                                                   --------  --------  --------
  Gross profit....................................  168,909   242,166   252,684
Engineering, selling and administrative expenses..   88,985   134,037   136,671
Amortization of intangible assets.................    6,236     7,530     8,748
Contract termination costs (recovery).............      --     (1,446)    7,824
Corporate reorganization expense..................      --     12,388       --
Restructuring charge..............................    1,740       --        --
                                                   --------  --------  --------
  Operating earnings..............................   71,948    89,657    99,441
Other expense (income):
  Net financing costs.............................   49,199    37,670    41,181
  Loss (gain) on sale of businesses...............  (18,508)    3,467       --
  Other (income) expense, net.....................      485       987       850
                                                   --------  --------  --------
Earnings from continuing operations before income
 tax expense......................................   40,772    47,533    57,410
Income tax expense................................   16,417    19,488    22,830
                                                   --------  --------  --------
Earnings from continuing operations...............   24,355    28,045    34,580
Discontinued operations, net of income taxes......     (781)      585    44,817
                                                   --------  --------  --------
Earnings before extraordinary items...............   23,574    28,630    79,397
Extraordinary gain (loss), net of income taxes:
  Early extinguishment of debt....................      --    (14,708)      --
  Sale of subsidiaries............................      --     53,167       --
                                                   --------  --------  --------
    Net extraordinary gain........................      --     38,459       --
                                                   --------  --------  --------
Net earnings...................................... $ 23,574  $ 67,089  $ 79,397
                                                   ========  ========  ========
Basic earnings per share:
  Continuing operations........................... $   3.06  $   3.59  $   4.45
  Discontinued operations.........................    (0.09)     0.07      5.77
  Net extraordinary gain..........................      --       4.92       --
                                                   --------  --------  --------
    Total......................................... $   2.97  $   8.58  $  10.22
                                                   ========  ========  ========
Diluted earnings per share:
  Continuing operations........................... $   2.93  $   3.48  $   4.30
  Discontinued operations.........................    (0.09)     0.07      5.57
  Net extraordinary gain..........................      --       4.77       --
                                                   --------  --------  --------
    Total......................................... $   2.84  $   8.32  $   9.87
                                                   ========  ========  ========
Weighted average common shares outstanding:
  Basic...........................................    7,950     7,822     7,765
                                                   ========  ========  ========
  Diluted.........................................    8,305     8,062     8,040
                                                   ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                              ACTUANT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                              August 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
                         ASSETS
                         ------
Current Assets
  Cash and cash equivalents.............................. $  26,554  $   9,896
  Accounts receivable, net of allowances of $3,790 and
   $3,809, respectively..................................    54,971     83,553
  Inventories, net.......................................    56,738     67,599
  Deferred income taxes..................................     5,833      4,542
  Receivable from APW Ltd. ..............................       --      32,894
  Prepaid expenses.......................................     5,074      5,230
                                                          ---------  ---------
    Total Current Assets.................................   149,170    203,714
Property, Plant and Equipment
  Land, buildings, and improvements......................    18,090     20,867
  Machinery and equipment................................    95,107    108,872
                                                          ---------  ---------
  Gross property, plant and equipment....................   113,197    129,739
  Less: Accumulated depreciation.........................   (73,715)   (80,571)
                                                          ---------  ---------
Net Property, Plant and Equipment........................    39,482     49,168
Goodwill, net of accumulated amortization of $21,826 and
 $18,705, respectively...................................   108,124    116,348
Other intangibles, net of accumulated amortization of
 $18,827 and $17,843, respectively.......................    20,916     21,040
Other long-term assets...................................    25,024     26,711
                                                          ---------  ---------
    Total Assets......................................... $ 342,716  $ 416,981
                                                          =========  =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current Liabilities
  Short-term borrowings.................................. $   1,568  $   1,259
  Trade accounts payable.................................    39,798     43,455
  Accrued compensation and benefits......................    10,655     16,365
  Income taxes payable...................................    50,034     39,852
  Other current liabilities..............................    32,134     25,312
                                                          ---------  ---------
    Total Current Liabilities............................   134,189    126,243
Long-term Debt...........................................   325,752    431,215
Deferred Income Taxes....................................     3,907      4,486
Other Deferred Liabilities...............................    18,622     17,992
Shareholders' Equity
  Class A common stock, $0.20 par value per share,
   authorized 16,000,000 and 80,000,000 shares, issued
   and outstanding 8,013,306 and 39,614,551 shares,
   respectively..........................................     1,603      7,923
  Additional paid-in capital.............................  (623,867)  (632,050)
  Retained earnings......................................   501,737    478,163
  Accumulated other comprehensive income (loss)..........   (19,227)   (16,991)
                                                          ---------  ---------
    Total Shareholders' Equity...........................  (139,754)  (162,955)
                                                          ---------  ---------
    Total Liabilities and Shareholders' Equity........... $ 342,716  $ 416,981
                                                          =========  =========

   The accompanying notes are an integral part of these financial statements.

                              ACTUANT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended August 31,
                                               -------------------------------
                                                 2001       2000       1999
                                               ---------  ---------  ---------
Operating activities
  Earnings from continuing operations......... $  24,355  $  66,504  $  34,580
  Adjustments to reconcile earnings from
   continuing operations to cash provided by
   operating activities of continuing
   operations:
    Depreciation and amortization.............    18,915     22,550     26,056
    Gain on sale of assets....................      (267)       --        (323)
    Gain on sale of businesses, net...........   (18,508)   (48,010)       --
    Provision for deferred income taxes.......     1,107        324      1,803
    Extraordinary loss on early extinguishment
     of debt..................................       --      24,568        --
    Other non-recurring items.................       --       1,924      4,694
  Changes in components of working capital:
    Accounts receivable.......................    28,268    (57,999)     5,005
    Inventories...............................    11,150     (8,515)   (17,664)
    Prepaid expenses and other assets.........    30,053      1,323     (5,207)
    Trade accounts payable....................    (4,523)     7,338     (2,236)
    Other liabilities.........................     4,593      7,908    (14,168)
                                               ---------  ---------  ---------
Cash provided by continuing operations........    95,143     17,915     32,540
Cash provided by discontinued operations......       --      43,360    119,483
                                               ---------  ---------  ---------
Total cash provided by operating activities...    95,143     61,275    152,023

Investing activities
  Proceeds on sale of property, plant and
   equipment..................................     1,907        835      4,884
  Additions to property, plant and equipment..    (6,709)   (11,441)   (22,885)
  Business acquisitions.......................   (11,250)       --      (7,320)
  Business and product line dispositions......    41,692    169,733        --
  Proceeds from insurance recovery............     2,427        --         --
  Net investing activities of discontinued
   operations.................................       --     (52,510)  (435,337)
                                               ---------  ---------  ---------
  Cash provided by (used in) investing
   activities.................................    28,067    106,617   (460,658)

Financing activities
  Net principal (payments) borrowings on debt.  (106,897)   (85,240)   403,349
  Debt financing costs and early
   extinguishment fees........................       --     (33,899)       --
  Proceeds from sale/leaseback transactions...       --         --       6,293
  Dividends paid on common stock..............       --      (1,789)    (2,339)
  Stock option exercises and other............       579      3,838      4,552
  Net financing activities of discontinued
   operations.................................       --     (66,175)   (86,790)
                                               ---------  ---------  ---------
  Cash (used in) provided by financing
   activities.................................  (106,318)  (183,265)   325,065
Effect of exchange rate changes on cash.......      (234)      (272)      (521)
                                               ---------  ---------  ---------
Net (decrease) increase in cash and cash
 equivalents..................................    16,658    (15,645)    15,909
Effect of change in cash of discontinued
 operations...................................       --      18,285    (13,722)
Cash and cash equivalents--beginning of year..     9,896      7,256      5,069
                                               ---------  ---------  ---------
Cash and cash equivalents--end of year........ $  26,554  $   9,896  $   7,256
                                               =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                              ACTUANT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                         Accumulated
                         Class A  Additional                Other         Total
                         Common    Paid-in    Retained  Comprehensive Shareholders'
                          Stock    Capital    Earnings  Income (Loss)    Equity
                         -------  ----------  --------  ------------- -------------
Balance at September 1,
 1998................... $ 7,725  $   5,817   $335,805    $ (7,465)     $ 341,882
  Net earnings..........     --         --      79,397         --          79,397
  Currency translation
   adjustments..........     --         --         --       (7,753)        (7,753)
                                                                        ---------
    Total comprehensive
     income.............                                                   71,644
                                                                        ---------
  Cash dividends........     --         --      (2,339)        --          (2,339)
  Stock option
   exercises............      71      4,641        --          --           4,712
  Tax benefit of stock
   option exercises.....     --       1,930        --          --           1,930
                         -------  ---------   --------    --------      ---------
Balance at August 31,
 1999...................   7,796     12,388    412,863     (15,218)       417,829
  Net earnings..........     --         --      67,089         --          67,089
  Currency translation
   adjustments, net of
   amounts transferred
   to APW Ltd. .........     --         --         --       (1,773)        (1,773)
                                                                        ---------
    Total comprehensive
     income.............                                                   65,316
                                                                        ---------
  Distribution of APW
   Ltd. ................     --    (650,493)       --          --        (650,493)
  Cash dividends........     --         --      (1,789)        --          (1,789)
  Stock option
   exercises............     127      3,711        --          --           3,838
  Tax benefit of stock
   option exercises.....     --       2,344        --          --           2,344
                         -------  ---------   --------    --------      ---------
Balance at August 31,
 2000...................   7,923   (632,050)   478,163     (16,991)      (162,955)
  Net earnings..........     --         --      23,574         --          23,574
  Currency translation
   adjustments..........     --         --         --       (2,590)        (2,590)
  Hedges of net
   investment in foreign
   subsidiaries.........     --         --         --          828            828
  Additional minimum
   pension liability
   adjustment, net of
   taxes................     --         --         --         (296)          (296)
  Fair value of interest
   rate swap, net of
   taxes................     --         --         --         (178)          (178)
                                                                        ---------
    Total comprehensive
     income.............                                                   21,338
                                                                        ---------
  Restricted stock
   awards...............     --          24        --          --              24
  Stock option
   exercises............      30        549        --          --             579
  5-for-1 reverse stock
   split................  (6,350)     6,350        --          --             --
  Tax benefit of stock
   option exercises.....     --       1,260        --          --           1,260
                         -------  ---------   --------    --------      ---------
Balance at August 31,
 2001................... $ 1,603  $(623,867)  $501,737    $(19,227)     $(139,754)
                         =======  =========   ========    ========      =========


   The accompanying notes are an integral part of these financial statements.

                              ACTUANT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies

   Consolidation and Presentation: The consolidated financial statements include the accounts of Actuant Corporation and its subsidiaries ("Applied Power," "Actuant," or the "Company"). In these notes, Actuant refers to Applied Power Inc. and its subsidiaries before the Distribution and Actuant Corporation and its subsidiaries after the Distribution. On January 9, 2001, Applied Power Inc. shareholders approved the change of the name of the Company to Actuant Corporation. Actuant consolidates companies in which it owns or controls more than fifty percent of the voting shares. The results of companies acquired or disposed of during the fiscal year are included in the consolidated financial statements from the effective date of acquisition or until the date of disposal. All significant intercompany balances, transactions and profits have been eliminated in consolidation.

   Cash Equivalents: The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

   Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out ("LIFO") method for a portion of U.S. owned inventory (approximately 62% and 70% of total inventories in 2001 and 2000, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method was not used, inventory balances would be higher than the amounts in the Consolidated Balance Sheets by approximately $7.1 million and $7.4 million at August 31, 2001 and 2000, respectively.

   Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line method over the estimated useful lives of the assets, ranging from two to thirty years. Capital leases and leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter.

   Goodwill and Other Intangible Assets: Goodwill is amortized on a straight-line basis over periods of fifteen to forty years. Other intangible assets, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from three to twenty-five years. The Company periodically evaluates the carrying value of goodwill and other intangible assets. Impairment of goodwill, if any, is measured on the basis of whether anticipated undiscounted operating cash flows generated by the underlying assets exceeds the recorded goodwill. There were no impairment charges recorded in fiscal 2001, 2000 or 1999.

   Revenue Recognition: Revenue is recognized when title to the products being sold transfers to the customer, which is generally upon shipment. The impact of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", did not have a material impact on the results of operations.

   Research and Development Costs: Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $2.2 million, $6.6 million and $8.0 million in fiscal 2001, 2000 and 1999, respectively.

   Financing Costs: Net financing costs represent interest expense, financing fees, amortization of debt issuance costs and accounts receivable financing costs, net of interest and investment income earned.

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

                              ACTUANT CORPORATION

   Earnings Per Share: The following table sets forth the computation of basic and diluted earnings per share. All share and related per share amounts have been restated to reflect the reverse stock split.

                                                         Year Ended August 31,
                                                        ------------------------
                                                         2001     2000    1999
                                                        -------  ------- -------
     Numerator:
       Earnings from continuing operations............  $24,355  $28,045 $34,580
       Earnings (loss) from discontinued operations...     (781)     585  44,817
       Net extraordinary gain.........................      --    38,459     --
                                                        -------  ------- -------
         Net earnings.................................  $23,574  $67,089 $79,397
                                                        =======  ======= =======
     Denominator (in thousands):
       Weighted average common shares outstanding for
        basic earnings per share .....................    7,950    7,822   7,765
       Net effect of dilutive stock options based on
        the treasury stock method using average market
        price ........................................      355      240     275
                                                        -------  ------- -------
       Weighted average common and potentially
        issuable shares outstanding for diluted
        earnings per share ...........................    8,305    8,062   8,040
                                                        =======  ======= =======
     Basic Earnings Per Share:
       Earnings from continuing operations per share..  $  3.06  $  3.59 $  4.45
       Earnings (loss) from discontinued operations
        per share.....................................    (0.09)    0.07    5.77
       Net extraordinary gain per share...............      --      4.92     --
                                                        -------  ------- -------
         Net earnings per share.......................  $  2.97  $  8.58 $ 10.22
                                                        =======  ======= =======
     Diluted Earnings Per Share:
       Earnings from continuing operations per share..  $  2.93  $  3.48 $  4.30
       Earnings (loss) from discontinued operations
        per share.....................................    (0.09)    0.07    5.57
       Net extraordinary gain per share...............      --      4.77     --
                                                        -------  ------- -------
         Net earnings per share.......................  $  2.84  $  8.32 $  9.87
                                                        =======  ======= =======

   Foreign Currency Translation: The financial statements of the Company's foreign operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each applicable period for revenues, expenses, and gains and losses. Translation adjustments are reflected in the balance sheet caption "Accumulated other comprehensive income (loss)." Net (gains) losses resulting from foreign currency transactions were $(1.2) million, $(0.7) million, and $0.7 million in fiscal 2001, 2000 and 1999, respectively, and are recorded in other (income) expense, net in the Consolidated Statements of Earnings.

   Accounting for Derivatives and Hedging Activities: All derivatives are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a hedge of the net investment in a foreign operations. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualify as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the

                              ACTUANT CORPORATION
variability of cash flows. Changes in the fair value of a derivative used to hedge our net investment in a foreign operation are recorded in the cumulative translation adjustment accounts within equity.

   At August 31, 2001 the Company was party to one interest rate swap contract to convert a portion of its variable rate debt to a fixed rate.

   The Company has significant investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange rate volatility. During fiscal 2001, the Company utilized Euro denominated debt agreements, entered into by the parent, to hedge its net investment in European subsidiaries. Gains and losses on the net investments in subsidiaries are offset by losses and gains in the Euro debt obligation of the parent. For the fiscal year ended August 31, 2001, $0.8 million of net gains related to the Euro denominated debt agreement were included in the cumulative translation adjustment.

   Fair Value of Financial Instruments: The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and most of its long-term debt approximated book value as of August 31, 2001 and 2000 due to their short-term nature and the fact that the interest rates approximated year-end market rates of interest. The fair value of the Company's 13% Subordinated Notes at August 31, 2001 was estimated to be $207.5 million based on quoted market prices.

   Use of Estimates: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods presented. These estimates and assumptions could also affect the disclosure of contingencies. Actual results could differ from those estimates and assumptions.

   New Accounting Pronouncements: In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The adoption of SAB 101 in fiscal 2001 did not have a material effect on the Company's financial statements.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivative instruments to be recorded in the balance sheet at fair value. The change in fair value of a derivative is required to be recorded each period in net earnings and other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. The adoption of SFAS No. 133 in fiscal 2001 did not have a material effect on the Company's financial position or results of operations.

   The Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted during fiscal 2001. The impact of adopting EITF No. 00-10 was to increase revenues and cost of sales by approximately $8.8 million, $9.8 million, and $9.5 million in fiscal 2001, 2000 and 1999, respectively. All amounts in the accompanying Consolidated Statements of Earnings have been reclassified to reflect this adoption.

                              ACTUANT CORPORATION

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in an increase in net income of approximately $3.2 million in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

   Reclassifications: Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

Note 2. Distribution and Discontinued Operations

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

   Accordingly, the consolidated financial statements and related notes have been reclassified to reflect the Company's former Electronics segment as a discontinued operation. Thus, the revenues, costs and expenses, and cash flows of the Electronics segment have been excluded from the respective captions in the accompanying consolidated financial statements. The net operating results of the Electronics segment have been reported, net of applicable taxes, as "Discontinued operations, net of income taxes." The net operating results of the discontinued operations include financing costs related to the debt allocated to the Electronics segment.

   For purposes of this presentation, the amount of debt allocated to continuing and discontinued operations was determined based on preliminary estimates of the amount of debt expected to be retained by Actuant and allocated to APW Ltd. in the Distribution. The allocation of interest expense to continuing and discontinued operations for periods prior to the Distribution was based on relative debt levels assigned. In conjunction with the Distribution, the majority of the Company's then existing credit facilities and notes were replaced with new facilities and notes. There were no general corporate expenses allocated to discontinued operations during the periods presented.

                              ACTUANT CORPORATION

   The following selected financial data for the Electronics business segment is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the segment operated as a stand-alone entity.

                                                     11 months ended Year ended
                                                        July 31,     August 31,
                                                          2000          1999
                                                     --------------- ----------
     Net sales......................................   $1,113,178    $1,055,338
                                                       ==========    ==========
     Earnings before income tax expense.............   $   70,867    $   69,341
     Income tax expense.............................       68,199        24,524
     Extraordinary loss, net of taxes...............        2,083           --
                                                       ----------    ----------
     Earnings from operations of discontinued
      Electronics segment, net of taxes.............   $      585    $   44,817
                                                       ==========    ==========

   In order to effect the Distribution, Applied Power and APW Ltd. entered into a variety of agreements intended to define the ongoing relationship between the parties after the Distribution. Applied Power and APW Ltd. have established pricing terms for services believed to be comparable to what could be achieved through arm's-length negotiations. In addition, APW Ltd. has agreed through a tax sharing agreement to indemnify Actuant for various matters including all federal and state income tax liabilities which may arise related to the reorganization leading up to the Distribution. For tax periods ending on or before the Distribution, the tax sharing agreement also provides that APW Ltd. will be responsible for income taxes in excess of $1.0 million that arise from audit adjustments by the IRS or other taxing authorities to the separate taxable income of any APW Ltd. entity. In the event that APW Ltd. is unable to fulfill its obligations under these indemnifications, there could be a materially adverse impact to Actuant's financial position and results of operations.

   During fiscal year 2001, an $0.8 million loss was recorded in "Discontinued operations, net of income taxes" to reflect a change in estimate for certain Electronics segment liabilities assumed by the Company as part of the Distribution.

Note 3. Acquisitions and Divestitures

Fiscal 2001

 Acquisition

   On March 1, 2001, the Company, through a wholly owned subsidiary, acquired certain assets and assumed certain liabilities of Dewald Manufacturing, Inc. ("Dewald"). Dewald is engaged in the design and manufacture of recreational vehicle ("RV") slide out and leveling systems for the North American RV market. The results of operations of Dewald are included in the accompanying financial statements since the date of acquisition. The acquisition was accounted for as a purchase, and the purchase price of $13.0 million (including deferred purchase price of $1.8 million) was allocated to the fair value of the assets acquired and the liabilities assumed. The excess purchase price over the fair value of assets acquired, which approximates $8.3 million, was recorded as goodwill and is being amortized over 20 years. This acquisition was funded by borrowings under Actuant's senior secured credit facility.

 Divestitures

   In May 2001, the Company sold the Quick Mold Change ("QMC") product line in the Enerpac business to the QMC business management team for approximately $1.0 million. QMC had annual sales of approximately $6.0 million. The sale resulted in a loss of approximately $0.7 million, $0.4 million after-tax, or $0.05 per diluted share which is recorded in "Other (income) expense, net" in the Consolidated Statement of Earnings.

                              ACTUANT CORPORATION

   On August 27, 2001, the Company completed the sale of Mox-Med, Inc., a business unit in the Engineered Solutions segment. Mox-Med had annual sales of approximately $18.0 million. Cash proceeds from the sale were approximately $40.5 million, which resulted in a net gain of $18.5 million, $11.1 after tax, or $1.34 per diluted share. This gain is recorded in "Loss (gain) on sale of businesses" in the Consolidated Statement of Earnings.

Fiscal 2000

 Acquisition

   On January 28, 2000, Applied Power, through a wholly owned subsidiary, acquired all of the outstanding stock of Metalade of Pennsylvania, Inc. ("Metalade"). Metalade specializes in metal fabrication relating to electronic enclosures and was included in the Electronics segment of Applied Power. The purchase price of this acquisition totaled $8.7 million. The acquisition was funded by borrowings under Applied Power's credit facilities. The acquisition has been accounted for using the purchase method. Metalade is included in discontinued operations in the Consolidated Statements of Earnings from the acquisition date. Allocations of the purchase price resulted in approximately $6.7 million of goodwill.

 Divestitures

   In May 2000, the Company completed the sale of certain assets including Air Cargo Equipment Corporation ("ACE"), a business unit, to Teleflex Incorporated. ACE had annual sales of approximately $22.0 million, and was included in the Engineered Solutions segment prior to divestiture. The total proceeds from the transaction, which was structured as both a sale of stock of the Air Cargo Equipment Corporation and the sale of other assets, were $12.0 million. The ACE transaction resulted in a loss of $12.2 million, net of tax.

   In June 2000, the Company completed the sale of all outstanding capital stock of Barry Wright Corporation, a wholly-owned subsidiary of Applied Power Inc. Barry Wright Corporation, comprised of the Barry Controls Aerospace and Barry Controls Defense/Industrial divisions, and its UK subsidiary Barry Controls Ltd., were sold to Hutchison S.A. a subsidiary of the TotalFinaElf Group, a French based multi-national corporation. Barry Wright Corporation had annual sales of approximately $122.0 million. The cash proceeds were approximately $157.5 million. The sale of Barry Wright Corporation resulted in a gain of $65.4 million, net of tax.

   Both the loss on ACE and the gain on the sale of Barry Wright Corporation were reported as extraordinary items in the Consolidated Statements of Earnings due to meeting the following criteria; (i) the divestiture occurred within two years of the pooling of interest, (ii) the divestiture was not planned at the time of the pooling of interest and (iii) operations divested are material based on the relative criteria.

   In August 2000, the Company completed the sale of Norelem, S.A., a product line in the Enerpac business which makes and distributes mechanical workholding products. Norelem, S.A. had annual sales of approximately $8.0 million. The cash proceeds were approximately $4.2 million and resulted in a pre-tax loss of approximately $3.5 million. This loss is recorded in "Loss
(gain) on sale of businesses" in the Consolidated Statement of Earnings.

   In November 1999, a wholly-owned subsidiary of the Company completed the sale of the assets of Samuel Groves & Co. Ltd. Samuel Groves & Co. Ltd. had annual sales of approximately $9.0 million. The cash proceeds were approximately $3.0 million, which approximated the book value of such assets.

                              ACTUANT CORPORATION

Fiscal 1999

 Acquisitions

   In fiscal 1999, the Electronics segment of Applied Power completed numerous acquisitions. In September 1998, the outstanding common stock of Rubicon Group plc ("Rubicon") was acquired for $371.5 million, with the purchase price allocation resulting in $340.6 million of goodwill. In fiscal 1999, the outstanding stock of Innovative Metal Fabrication, Inc. ("Innovative"), certain assets of Connector Technology, Inc. ("CTI"), and the outstanding shares of Ergun Kriko San Ticaret ("Ergun") were acquired. The aggregate purchase price paid for the Innovative, CTI and Ergun acquisitions totaled approximately $17.0 million, with the purchase price allocation resulting in $10.9 million of goodwill. All of these acquisitions were accounted for using the purchase method of accounting. Funds for the acquisitions were provided through the existing credit facilities. The operating results of Rubicon, Innovative, and CTI subsequent to the acquisition dates are included in discontinued operations and the operating results of Ergun subsequent to the acquisition date are included in earnings from continuing operations in the Consolidated Statements of Earnings.

Note 4. Accounts Receivable Financing

   During fiscal 2001, the Company established a new accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a financial institution (the "Purchaser"). The Purchaser receives an ownership and security interest in the pool of receivables. Participation interests in new receivables are purchased by the special purpose subsidiary and resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company's retained interest in the receivable pool is subordinate to the Purchaser. The Company's retained interest in the receivable pool is recorded at fair value.

   Prior to the Distribution, the Company utilized a similar trade accounts receivable financing program. This arrangement was dissolved prior to the Distribution; therefore, no accounts receivable financing program was in place as of August 31, 2000.

   Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows. Trade receivables sold and being serviced by the Company were $25.3 million and $0 at August 31, 2001 and 2000, respectively.

   Accounts receivable financing costs of $0.9 million, $3.5 million, and $3.2 million for the years ended August 31, 2001, 2000 and 1999, respectively, are included in net financing costs in the accompanying Consolidated Statements of Earnings. Total cash proceeds under the trade accounts receivable financing program were $64.4 million for the year ended August 31, 2001.

Note 5. Net Inventories

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

                              ACTUANT CORPORATION

   As a result of these factors, it is neither practical nor cost effective to segregate the amounts of raw materials, work-in-process or finished goods inventories at the respective balance sheet dates, as segregation would only be possible as the result of physical inventories which are taken at dates different from the balance sheet dates.

Note 6. Restructuring and Other Non-recurring Items

Fiscal 2001

   The Company adopted plans to restructure portions of its operations during the fiscal third quarter of 2001. These plans are designed to reduce administrative and operational costs and resulted in a charge of $1.7 million, $1.0 million after-tax, or $0.13 per diluted share. Of the pre-tax charge, $0.3 million related to the consolidation of the RV slide production facilities, $0.6 million related to downsizing the cable tie production facility, and $0.8 million related to other personnel reductions. The Company wrote down the fixed assets at the locations to be closed or downsized to their fair value, less costs to sell, in the third quarter. The Company expects net cash proceeds of approximately $0.5 million from the ultimate disposal of these assets, which should be completed by the third quarter of fiscal 2002. As a result of these plans, the Company either has or will soon be terminating approximately 36 people.

   A rollforward of the restructuring reserve recorded is shown in the following table:

                                Fiscal 2001           Charged to August 31, 2001
                               Restructuring   Cash     Asset     Restructuring
                                  Charge     Payments  Accounts      Reserve
                               ------------- -------- ---------- ---------------
   Severance..................    $  822      $ (640)   $ --         $  182
   Exit Costs.................       820         --       --            820
   Asset Impairments..........        98         --       (98)          --
                                  ------      ------    -----        ------
                                  $1,740      $(640)    $ (98)       $1,002
                                  ======      ======    =====        ======

   In May 2001, the Company recorded a charge in "Other (income) expense, net" of $1.5 million, $0.9 million after-tax, or $0.11 per diluted share, for the net present value of future lease and holding costs on a building that had been occupied by a former division. At the time the Company sold the divested business in 1996, it received a five-year sub-lease with renewal options. Due to a change in control at the parent company of the divested business, the renewal option was not exercised. The Company was unsuccessful in subletting the building during the third quarter.

   In February 2001, one of the Company's leased facilities in Oldenzaal, The Netherlands was damaged by fire. The fire damaged a portion of the building, as well as certain inventory and property, plant and equipment contained therein. Additionally, the fire temporarily impacted the shipment of product produced on the truck cab-tilt production line that is housed in the damaged facility. The Company is party to an insurance contract that is expected to cover the damaged inventory and equipment as well as the business interruption resulting from the fire. The costs incurred through August 31, 2001 and the net book value of lost assets total $2.1 million. The Company received advance payments of $2.4 million from the insurance carrier during the year in partial settlement of the insurance contract. Of the $2.4 million received, $1.1 million related to recovery on fixed assets destroyed and the remaining $1.3 million related to recovery of business interruption costs. A gain of $1.0 million, $0.6 million after-tax, or $0.07 per diluted share, was recorded in "Other (income) expense, net" to reflect the difference between the book value of the assets destroyed and the minimum reimbursement received for such assets from the insurance carrier. Approximately $0.7 million of costs associated with the fire loss are recorded in other current assets at August 31, 2001 in the Condensed Consolidated Balance Sheet, which

                              ACTUANT CORPORATION
represents amounts expected to be recovered from our insurance carrier. Future insurance recoveries under our insurance contract are probable, and will be recorded net of additional costs associated with the fire, when estimable.

Fiscal 2000

   In fiscal 2000, the Company recorded $12.4 million of fees and expenses associated with the Distribution. Such legal, accounting, tax and investment banking fees and expenses are reported under the caption "Corporate reorganization expense" in the Consolidated Statements of Earnings.

   In fiscal 2000, the Company recorded a $6.6 million gain related to the unwinding of interest rate swap agreements. The interest rate swap agreements were unwound due to the anticipated spin-off of the Electronics business. Gains relating to terminations of qualifying hedges were deferred and recognized in income at the same time as the underlying hedged transactions. As of August 31, 2000, no deferred gain remained. These gains are included in the Consolidated Statements of Earnings as a reduction to "Net financing costs" and as a component of "Discontinued operations, net of income taxes ."

   In the fourth quarter of fiscal 2000, the Company approved a plan to sell product lines within its Tools & Supplies segment. The Company recorded a total charge of approximately $1.9 million to reduce the carrying amounts of these assets to estimated net realizable value. This charge is included in the Consolidated Statements of Earnings as a component of "Other (income) expense, net."

Fiscal 1999

   In the first quarter of fiscal 1999, the Company incurred a $7.8 million non-recurring charge due to the cancellation of a contract within the Engineered Solutions segment. The majority of these costs were incurred prior to fiscal 1999. In the first quarter of fiscal 2000, the Company recovered $1.4 million of the estimated loss.

Note 7. Debt

   The Company's indebtedness at the end of its two most recently completed fiscal years was as follows:

                                                                August 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   Senior secured credit agreement
     Revolving credit borrowings............................ $ 13,250  $    --
     Tranche A term loans...................................   10,376   109,447
     Tranche B term loans...................................   90,487   123,853
                                                             --------  --------
       Sub-total--senior secured credit agreement...........  114,113   233,300
   Senior subordinated notes, due 2009 ("13% Notes")........  200,000   200,000
   Less: discount...........................................   (2,322)   (2,625)
                                                             --------  --------
     Senior subordinated notes, net of discount.............  197,678   197,375
   Euro term loan...........................................   13,675       --
   Other....................................................      286       540
                                                             --------  --------
       Total long-term debt................................. $325,752  $431,215
                                                             ========  ========

   In January 2000, the Company retired senior promissory notes due March 8, 2011 in anticipation of the Distribution. The Company paid a $3.3 million make-whole premium ($2.1 million net of tax), in connection

                              ACTUANT CORPORATION
with this early retirement of debt. This premium and related costs are included in discontinued operations in the Consolidated Statement of Earnings.

   Immediately prior to the Distribution, all borrowings outstanding under a multi-currency revolving credit agreement, senior subordinated notes due in 2009, and a commercial paper program were repaid with proceeds from a new APW Ltd. credit facility, Actuant's 13% Notes and Actuant's new senior secured credit agreement (the "Senior Credit Agreement"). APW Ltd. retained the remainder of the outstanding debt in the Distribution. In conjunction with the refinancing, the Company recorded a $14.7 million extraordinary loss ($24.6 million, net of $9.9 million of related tax benefits) for the make-whole payment required to tender the senior subordinated notes due in 2009, tender costs and the write-off of non-amortized capitalized debt issuance costs attributable to the retired debt.

   Following the Distribution, Actuant's only long-term debt consisted of borrowings under 1) the Senior Credit Agreement, 2) the 13% Notes and 3) $540 of other notes.

   The Company initially borrowed $252.6 million under the Senior Credit Agreement, consisting of $115.0 million of Tranche A Term loans ("Term Loan A"), $125.0 million of Tranche B Term loans ("Term Loan B") and $12.6 million of a $100.0 million revolving credit line (the "Revolver"). The equivalent of $30.0 million of Term Loan A was initially borrowed in Euro, with the remainder of Senior Credit Agreement borrowings being U.S. Dollar denominated obligations. Both the Revolver and Term Loan A have a term of six years, and can be prepaid at any time without premium or penalty. Principal installments are payable quarterly on Term Loan A. Interest accrues on the Revolver and Term Loan A at floating rates ranging from LIBOR (or EURIBOR in the case of Euro denominated borrowings) plus 1.50-3.00%, depending on the Company's leverage ratio. At August 31, 2001, such borrowings were at interest rates ranging from 6.33% to 7.70%, which represented LIBOR plus 2.75%. Term Loan B has a term of 8 years, and can also be prepaid at any time without premium or penalty. Modest principal installments are payable quarterly on Term Loan B for the first six years, followed by larger installment requirements in the final two years. Interest accrues on Term Loan B at floating rates ranging from LIBOR plus 3.50-4.00%, depending on the Company's leverage ratio. At August 31, 2001, Term Loan B borrowings were at interest rates ranging from 7.48% to 8.70%, which represented LIBOR plus 3.75%.

   A non-use fee, currently computed at a rate of 0.50% annually, is payable quarterly on the average unused Revolver credit line. The unused Revolver credit line at August 31, 2001 was approximately $86.8 million. Of this amount, approximately $51 million was available for borrowing based on the Senior Credit Agreement limits of 4.5 times the Company's earnings before interest, income taxes, depreciation and amortization for the preceding four quarters. The Senior Credit Agreement contains customary limits and restrictions concerning investments, sales of assets, liens on assets, interest and fixed cost coverage ratios, maximum leverage, capital expenditures, acquisitions, excess cash flow, dividends and other restricted payments. The Senior Credit Agreement is secured by substantially all domestic assets of the Company and its domestic subsidiaries and a pledge of 66% of the stock of certain foreign subsidiaries. As of August 31, 2001, the Company was in compliance with all debt covenants.

   Effective November 2000, a wholly-owned subsidiary of the Company entered into an unsecured financing arrangement which provides up to a maximum of Euro
20.0 million in borrowings. The facility includes a Euro 15.0 million term loan and a Euro 5.0 million working capital facility. The term loan has a term of 7 years, and is payable in ten semi-annual installments beginning January 2003. Proceeds from the Euro 15.0 million term loan were used to reduce indebtedness under the Senior Credit Agreement. The term loan borrowing accrues interest at EURIBOR plus 1.10%, or 5.56% at August 31, 2001. No borrowings have been made under the working capital facility since its inception.

                              ACTUANT CORPORATION

   Actuant's 13% Notes were issued at a price of 98.675% on July 31, 2000. The discount is being amortized over the term of the notes, which mature in May 2009. The 13% Notes carry a fixed 13.0% rate of interest, which is paid on November 1 and May 1 annually, and are U.S. Dollar denominated. There are no required principal payments on the 13% Notes. The Company has the right to redeem at 113% up to 35% of the 13% Notes prior to May 1, 2003 with the proceeds from a public equity offering. Further, the Company has the right to redeem all or a portion of the 13% Notes at certain specified redemption prices on or after May 1, 2007. The 13% Notes are unsecured obligations of the Company, and are subordinate in right of payment to the prior payment in full of all senior debt as defined in the indenture. In conjunction with the issuance of the 13% Notes, a number of the Company's domestic subsidiaries have provided unconditional guarantees for their payment.

   Short-term Debt: Short-term debt outstanding at August 31, 2001 consisted of foreign subsidiary overdraft borrowings. Certain of the Company's foreign subsidiaries are a party to unsecured non-committed lines of credit with various banks. Interest rates vary depending on the currency being borrowed.

   Aggregate Maturities: Long-term debt outstanding at August 31, 2001 is payable as follows:

           Year Ended August 31,
           ---------------------
             2002........................ $   -- million
             2003........................ $  5.2 million
             2004........................ $  8.8 million
             2005........................ $  9.4 million
             2006........................ $  3.9 million
             Thereafter.................. $298.5 million

   There are no mandatory payments due in fiscal 2002.

   The Company paid $40.9 million, $67.2 million, and $61.5 million for interest costs in fiscal 2001, 2000 and 1999, respectively, which included both continuing and discontinued operations.

Note 8. Leases

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

   Future obligations under non-cancelable operating leases in effect at August 31, 2001 are as follows: $6.8 million in fiscal 2002; $5.8 million in fiscal 2003; $4.8 million in fiscal 2004; $3.2 million in fiscal 2005; $2.5 million in fiscal 2006; and $8.4 million thereafter.

   Total rental expense under operating leases related to the continuing businesses was $7.3 million, $9.1 million, and $11.5 million in fiscal 2001, 2000 and 1999, respectively.

   The Company's policy is to not enter into capital leases.

                              ACTUANT CORPORATION

Note 9. Shareholders' Equity

   The authorized capital stock of the Company as of August 31, 2001 consisted of 16,000,000 shares of Class A Common Stock, $0.20 par value, of which 8,013,306 shares were issued and outstanding; 1,500,000 shares of Class B Common Stock, $0.20 par value, none of which were issued and outstanding; and 160,000 shares of Cumulative Preferred Stock, $1.00 par value ("Preferred Stock"), none of which have been issued. Holders of both classes of the Company's Common Stock are entitled to such dividends as the Company's board of directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the Common Stock. If the Company were to issue any of its Preferred Stock, no dividends could be paid or set apart for payment on shares of Common Stock, unless paid in Common Stock, until dividends on all of the issued and outstanding shares of Preferred Stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.

   On January 9, 2001, the Company's board of directors authorized and the shareholders approved a reverse stock split effective January 25, 2001, whereby every five shares of Common Stock were converted into one share of Common Stock. In addition, the shareholders approved a reduction in the authorized Class A common shares from 80 million to 16 million with a similar reduction for other capital stock. Unless otherwise indicated, all references in the consolidated financial statements to the average number of common shares and related per share amounts have been restated to reflect the reverse stock split.

Note 10. Stock Plans

   At the date of the Distribution, all stock options outstanding were adjusted such that employees and directors received options only in the company for which they worked. The number of shares subject to these options, as well as their exercise prices, were adjusted so that the options outstanding immediately after the Distribution had equivalent economic terms to the options immediately before the Distribution.

   Employee Plans: On January 9, 2001, shareholders of the Company approved the adoption of the Actuant Corporation 2001 Stock Plan (the "2001 Plan"). Previously, the Company had two nonqualified stock option plans for employees--the 1990 and 1996 plans. No further options may be granted under the 1990 or 1996 plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. Under the terms of the 2001 Plan, stock options may be granted to officers and key employees. At August 31, 2001, a total of 400,000 shares of Class A Common Stock were authorized for issuance under the 2001 Plan, none of which have been issued through exercises of option grants. At August 31, 2001, 400,000 shares were reserved for issuance under the 2001 Plan, consisting of 150,200 shares subject to outstanding options and 249,800 shares available for further grants. Options generally have a maximum term of ten years and an exercise price equal to 100% of the fair market value of a share of the Company's common stock at the date of grant. Options generally vest 50% after two years and 100% after five years.

   The following table reflects the status and activity for the stock options issued under the employee stock option plans. The number of shares and share prices presented prior to the Distribution and reverse stock split have not been adjusted to reflect the effect of the Distribution or the reverse stock split.

                              ACTUANT CORPORATION

                                                                        Weighted
                                                                        Average
                                                            Number of   Exercise
                                                              Shares     Price
                                                            ----------  --------
      Outstanding at August 31, 1998.......................  2,779,706   $15.72
        Granted............................................    646,230    27.45
        Exercised..........................................   (539,138)   14.82
        Cancelled..........................................   (401,508)   26.57
                                                            ----------
      Outstanding at August 31, 1999.......................  2,485,290    17.27
        Granted............................................  1,703,133    13.66
        Exercised..........................................   (647,588)    6.30
        Cancelled..........................................   (168,311)   25.08
        Adjustment due to Distribution.....................  1,267,816
                                                            ----------
      Outstanding at August 31, 2000.......................  4,640,340     2.25
        Adjustment for reverse stock split................. (3,710,582)   11.25
        Granted............................................     96,800    17.81
        Exercised..........................................    (67,743)    6.65
        Cancelled..........................................    (55,960)   11.86
                                                            ----------
      Outstanding at August 31, 2001.......................    902,855    12.27
      Exercisable at August 31, 2001.......................    420,140     9.35

   The following table summarizes information concerning stock options outstanding at August 31, 2001:

                             Options Outstanding          Options Exercisable
                    ------------------------------------- --------------------
                                                 Weighted             Weighted
        Range of    August 31,  Weighted Average Average  August 31,  Average
        Exercise    2001 Number    Remaining     Exercise 2001 Number Exercise
         Prices     Outstanding Contractual Life  Price   Exercisable  Price
      ------------  ----------- ---------------- -------- ----------- --------
      $3.01-6.83      245,180         4.08        $ 5.68    184,860    $ 5.31
      $10.66-11.31    180,900         7.29        $10.73     78,200    $10.66
      $12.16-13.67     84,408         6.81        $12.44     32,280    $12.17
      $13.80          124,800         6.45        $13.80    124,800    $13.80
      $18.59          267,567         9.06        $18.59          0         0
                      -------                               -------
      $3.01-18.59     902,855         6.78        $12.27    420,140    $ 9.35
                      =======                               =======

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

                                      As Reported              Pro Forma
                                 Year ended August 31,   Year ended August 31,
                                ----------------------- -----------------------
                                 2001    2000    1999    2001    2000    1999
                                ------- ------- ------- ------- ------- -------
Earnings from continuing
 operations.................... $24,355 $28,045 $34,580 $23,903 $28,000 $33,164
Basic earnings from continuing
 operations per share.......... $  3.06 $  3.59 $  4.45 $  3.01 $  3.58 $  4.27
Diluted earnings from
 continuing operations per
 share......................... $  2.93 $  3.48 $  4.30 $  2.88 $  3.47 $  4.12

                              ACTUANT CORPORATION

   The pro forma effects of applying SFAS No. 123 have not been allocated to discontinued operations and may not be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are generally made each year.

   The fair value of the Company's stock options used to calculate the preceding pro forma earnings and pro forma earnings per share amounts is the estimated present value at grant date using the Black-Scholes option-pricing model. The weighted-average fair values per share of options granted in fiscal 2001, 2000 and 1999 are $8.58, $1.07, and $10.37 respectively. The increase in the fiscal 2001 and decrease in the fiscal 2000 weighted-average fair value per share of options are due to the adjustments resulting from the reverse stock split and the Distribution, respectively. The following weighted-average assumptions were used in completing the model:

                                                       Year ended August 31,
                                                   -----------------------------
                                                     2001      2000      1999
                                                   --------- --------- ---------
      Dividend yield..............................    0.00%     0.00%     0.20%
      Expected volatility.........................   47.27%    40.30%    31.90%
      Risk-free rate of return....................    4.60%     5.60%     6.40%
      Expected life............................... 5.3 years 5.3 years 4.7 years

   Outside Director Plan: On January 9, 2001, shareholders of the Company approved the Actuant Corporation 2001 Outside Directors' Stock Option Plan (the "Director Plan") for the board of directors. Previously, the Company had other nonqualified stock option plans for the board of directors. However, no further options may be granted under these older plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. At August 31, 2001, a total of 70,000 shares of Class A Common Stock were authorized for issuance under the Director Plan, none of which have been issued through exercises of option grants. At August 31, 2001, 70,000 shares were reserved for issuance under the Director Plan, consisting of 15,000 shares subject to outstanding options and 55,000 shares available for further grants. Director stock options vest eleven months after date of grant and expire ten years from the option grant date. The options have an exercise price equal to 100% of the fair market value of a share of the Company's common stock at the date of grant. The following table reflects the status and activity for the stock options issued under the Director Plan. The number of shares and share prices presented prior to the Distribution and reverse stock split have not been adjusted to reflect the effect of the Distribution and reverse stock split.

                                                                        Weighted
                                                                        Average
                                                             Number of  Exercise
                                                              Shares     Price
                                                             ---------  --------
      Outstanding at August 31, 1998........................   62,000    $18.88
        Granted.............................................   15,000     37.06
        Exercised...........................................  (14,000)    10.09
                                                             --------
      Outstanding at August 31, 1999........................   63,000     25.17
        Granted.............................................   15,000     33.84
        Adjustment due to Distribution......................  338,000
                                                             --------
      Outstanding at August 31, 2000........................  416,000      2.04
        Adjustment for reverse stock split.................. (332,800)    10.20
        Granted.............................................   18,000     18.59
        Exercised...........................................  (23,400)     5.48
        Canceled............................................   (3,000)    18.59
                                                             --------
      Outstanding at August 31, 2001........................   74,800     13.34
      Exercisable at August 31, 2001........................   59,800     12.02

                              ACTUANT CORPORATION

Note 11. Employee Benefit Plans

   Defined Benefit Pension and Other Postretirement Benefit Plans: The Company provides defined benefit pension and other postretirement benefits to certain employees of businesses it acquired who were entitled to those benefits prior to acquisition. The following tables provide a reconciliation of benefit obligations, plan assets, funded status and net periodic benefit cost for those plans:

                                                                   Other
                                            Defined Benefit   Postretirement
                                             Pension Plan        Benefits
                                            ----------------  ----------------
                                              Year ended        Year ended
                                              August 31,        August 31,
                                            ----------------  ----------------
                                             2001     2000     2001     2000
                                            -------  -------  -------  -------
Reconciliation of benefit obligations:
Benefit obligation at beginning of year...  $11,111  $11,097  $ 6,468  $ 5,872
Service cost..............................      --        52       14       15
Interest cost.............................      837      844      481      436
Actuarial loss/(gain).....................      720     (323)     623      659
Benefits paid.............................     (641)    (559)    (506)    (514)
                                            -------  -------  -------  -------
  Benefit obligation at end of year.......  $12,027  $11,111  $ 7,080  $ 6,468
                                            =======  =======  =======  =======
Reconciliation of plan assets:
Fair value of plan assets at beginning of
 year.....................................  $13,655  $12,324  $   --   $   --
Actual return on plan assets..............   (1,413)   1,813      --       --
Benefits paid from plan assets............     (564)    (482)     --       --
                                            -------  -------  -------  -------
  Fair value of plan assets at end of
   year...................................  $11,678  $13,655  $   --   $   --
                                            =======  =======  =======  =======
Development of net amount recognized:
Overfunded (Unfunded) status of the plans.  $  (349) $ 2,544  $(7,080) $(6,468)
Unrecognized net loss/(gain)..............    2,564     (664)  (1,197)  (1,952)
                                            -------  -------  -------  -------
Prepaid (accrued) benefit cost............  $ 2,215  $ 1,880  $(8,277) $(8,420)
                                            =======  =======  =======  =======
Amounts recognized in the Consolidated
 Balance Sheets:
Prepaid benefit cost......................  $ 1,722  $ 1,880  $   --   $   --
Accrued benefit cost......................      --       --    (8,277)  (8,420)
Accumulated other comprehensive income....      296      --       --       --
Deferred income taxes.....................      197      --       --       --
                                            -------  -------  -------  -------
                                            $ 2,215  $ 1,880  $(8,277) $(8,420)
                                            =======  =======  =======  =======
Weighted-average assumptions as of August
 31:
Discount rate.............................     7.50%    7.75%    7.50%    7.75%
Expected return on plan assets............     8.50%    8.50%
Rate of compensation increase.............   Frozen   Frozen

                              ACTUANT CORPORATION

                                                                Other
                                                           Postretirement
                                  Pension Benefits            Benefits
                               -------------------------  -------------------
                                                          Year ended August
                                Year ended August 31,            31,
                               -------------------------  -------------------
                                2001     2000     1999    2001   2000   1999
                               -------  -------  -------  -----  -----  -----
Components of net periodic
 benefit cost:
Service cost.................. $   --   $    52  $    81  $  14  $  15  $  19
Interest cost.................     837      844      787    482    436    354
Expected return on assets.....  (1,095)  (1,060)  (1,064)   --     --     --
Amortization of actuarial
 (gain)/loss..................     --       --         1   (131)  (218)  (294)
                               -------  -------  -------  -----  -----  -----
  Benefit cost (credit)....... $  (258) $  (164) $  (195) $ 365  $ 233  $  79
                               =======  =======  =======  =====  =====  =====

   At August 31, 2001, the defined benefit pension plans consisted of three plans covering certain employees and executives of a business acquired in 1997. On March 31, 1999, the Hourly Plan was merged into the Salaried Plan, resulting in no change to the aggregate funding status of the two plans. Trust assets consist primarily of participating units in common stock and bond funds.

   Certain former employees of acquired businesses who retired before February 1, 1994 (and their dependents) have the option of being covered by one of several postretirement medical plans. Deferred vested employees who terminated employment before February 1, 1994 are also eligible for this postretirement benefit. In addition, retiree life insurance is available to all employees hired before 1988. The postretirement benefit liability related to these plans is unfunded. Most individuals receiving postretirement health care and life insurance benefits under the above programs are required to make monthly contributions to defray a portion of the cost. Retiree contributions are adjusted annually. The accounting for retiree health care benefits assumes retirees will continue to contribute toward the cost of such benefits. Retirees currently do not contribute toward the cost of life insurance.

   The health care cost trend rate used in the actuarial calculations was 8.7%, trending downward to 6.5% by the year 2009, and remaining level thereafter. A one percentage-point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by approximately $0.4 million and would not have a material effect on aggregate service and interest cost components.

   Defined Contribution Benefit Plans: The Company maintains an Employee Stock Ownership Plan for eligible U.S. employees (the "401(k) Plan"). Substantially all of the Company's full-time U.S. employees are eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, the plan administrator acquires shares of Class A Common Stock on the open market for company contributions and allocates such shares to accounts set aside for each employees' retirement. Company core contributions generally equal 3% of each employee's annual cash compensation, subject to IRS limitations. Additionally, employees generally may contribute up to 15% of their base compensation. The Company also matches approximately 25% of each employee's contribution up to the employee's first 6% earnings.

   In conjunction with the Distribution, the 401(k) Plan was split into two plans. Effective July 31, 2000, balances of APW Ltd. employee accounts were transferred into a new plan which provisions mirrored the 401(k) Plan in all material respects. Provisions under the 401(k) Plan remained unchanged after the Distribution.

   During the years ended August 31, 2001, 2000 and 1999, Company contributions to defined contribution benefit plans relating to continuing operations were approximately $2.2 million, $2.4 million and $3.3 million, respectively.

                              ACTUANT CORPORATION

   Non-U.S. Benefit Plans: The Company contributes to a number of retirement programs, primarily government mandated, for employees outside the United States. Benefit expense under these programs amounted to approximately $0.6 million, $0.8 million and $1.1 million in fiscal 2001, 2000 and 1999, respectively.

Note 12. Income Taxes

   Income tax expense for continuing operations before extraordinary items is summarized below:

                                                        Year ended August 31,
                                                       ------------------------
                                                        2001     2000    1999
                                                       -------  ------- -------
      Currently payable:
        Federal....................................... $ 7,434  $11,848 $12,096
        Foreign.......................................   6,855    5,468   6,348
        State.........................................   1,021    1,848   2,583
                                                       -------  ------- -------
      Subtotals.......................................  15,310   19,164  21,027
                                                       -------  ------- -------
      Deferred:
        Federal.......................................   1,216      273     607
        Foreign.......................................     (48)       8   1,823
        State.........................................     (61)      43    (627)
                                                       -------  ------- -------
      Subtotals.......................................   1,107      324   1,803
                                                       -------  ------- -------
      Income tax expense.............................. $16,417  $19,488 $22,830
                                                       =======  ======= =======

   Income tax expense differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate for continuing operations follows:

                                                                 Year ended
                                                                 August 31,
                                                               ----------------
      % of Pre-tax Earnings                                    2001  2000  1999
      ---------------------                                    ----  ----  ----
      Federal statutory rate.................................. 35.0% 35.0% 35.0%
      State income taxes, net of Federal effect...............  1.6   2.6   2.2
      Non-deductible amortization and other expenses..........  2.7   6.6   2.9
      Net effects of foreign tax rates and credits............ (0.8) (2.8) (1.5)
      Other items.............................................  1.8  (0.4)  1.2
                                                               ----  ----  ----
      Effective tax rate...................................... 40.3% 41.0% 39.8%
                                                               ====  ====  ====

                              ACTUANT CORPORATION

   Temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities for continuing operations included the following items:

                                                        Year ended August 31,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
      Deferred income tax assets:
        Operating loss and state tax credit
         carryforwards................................. $    5,358  $    6,091
        Compensation and other employee benefits.......      5,216       5,506
        Inventory items................................      2,643       2,015
        Restructuring expenses.........................      1,546       1,367
        Deferred income................................      1,439       1,783
        Book reserves and other items..................      5,728       4,860
                                                        ----------  ----------
          Total deferred income tax assets.............     21,930      21,622
        Valuation allowance............................     (5,358)     (6,091)
                                                        ----------  ----------
          Net deferred income tax assets...............     16,572      15,531
      Deferred income tax liabilities:
        Depreciation and amortization..................     11,171      11,695
        Other items....................................      3,475       3,780
                                                        ----------  ----------
          Deferred income tax liabilities..............     14,646      15,475
                                                        ----------  ----------
          Net deferred income tax...................... $    1,926  $       56
                                                        ==========  ==========

   The valuation allowance primarily represents a reserve for foreign and state operating loss carryforwards for which utilization is uncertain. The majority of the foreign losses may be carried forward indefinitely. The state loss carryforwards expire in various years through 2016.

   Income taxes paid for both continuing and discontinued operations during fiscal 2001, 2000 and 1999 were $3.9 million, $25.9 million, and $37.2 million, respectively.

   The Company's policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings from continuing operations on which additional income taxes have not been provided amounted to approximately $36.2 million at August 31, 2001. If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $2.7 million would have been necessary as of August 31, 2001.

   Earnings from continuing operations before income taxes from non-United States operations were $19.6 million, $17.0 million and $24.5 million for fiscal 2001, 2000 and 1999, respectively.

Note 13. Business Segment, Geographic and Customer Information

   The Company has two reportable segments: Tools & Supplies and Engineered Solutions, with separate and distinct operating management and strategies. The Tools & Supplies segment is primarily involved in the design, manufacture and distribution of tools and supplies to the construction, electrical wholesale, retail do-it-yourself, industrial and production automation markets. The Engineered Solutions segment focuses on developing and marketing value-added, customized motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and industrial markets. We have not aggregated individual operating

                              ACTUANT CORPORATION
segments within these reportable segments. The accounting policies of the segments are the same as described in Note 1, "Summary of Significant Accounting Policies." We evaluate segment performance based primarily on earnings before interest, taxes, depreciation, and amortization less a net asset carrying charge.

   The following tables summarize financial information from continuing operations by reportable segment. The information for Earnings (Loss) from Continuing Operations before Income Tax Expense includes the effects of the merger, restructuring and other non-recurring items discussed in Note 6, "Restructuring and Other Non-recurring Items." Earnings (Loss) from Continuing Operations before Income Tax Expense for each reportable segment and geographic region does not include general corporate expenses, interest expense or currency exchange adjustments.

                                                   Year Ended August 31,
                                                 ----------------------------
                                                   2001      2000      1999
                                                 --------  --------  --------
     Net Sales:
       Tools & Supplies......................... $281,223  $312,310  $317,942
       Engineered Solutions.....................  200,716   369,133   387,259
                                                 --------  --------  --------
         Totals................................. $481,939  $681,443  $705,201
                                                 ========  ========  ========
     Earnings (Loss) from Continuing Operations
      before Income Tax Expense:
       Tools & Supplies......................... $ 38,860  $ 36,150  $ 31,210
       Engineered Solutions.....................   20,543    53,529    35,547
       General corporate and other..............  (18,631)  (42,146)   (9,347)
                                                 --------  --------  --------
         Totals................................. $ 40,772  $ 47,533  $ 57,410
                                                 ========  ========  ========
     Depreciation and Amortization:
       Tools & Supplies......................... $  9,210  $  9,733  $  9,718
       Engineered Solutions.....................    6,696    12,043    15,954
       General corporate and other..............    3,009       774       384
                                                 --------  --------  --------
         Totals................................. $ 18,915  $ 22,550  $ 26,056
                                                 ========  ========  ========
     Capital Expenditures:
       Tools & Supplies......................... $  3,169  $  6,103  $  9,127
       Engineered Solutions.....................    3,345     4,787     9,890
       General corporate and other..............      195       551     3,868
                                                 --------  --------  --------
         Totals................................. $  6,709  $ 11,441  $ 22,885
                                                 ========  ========  ========

                                                    August 31,
                                                 ------------------
                                                   2001      2000
                                                 --------  --------
     Assets:
       Tools & Supplies......................... $162,682  $209,000
       Engineered Solutions.....................  124,490   130,893
       General corporate and other..............   55,544    77,088
                                                 --------  --------
         Totals................................. $342,716  $416,981
                                                 ========  ========

                              ACTUANT CORPORATION

   The following tables summarize financial information from continuing operations by geographic region. The information for Earnings (Loss) from Continuing Operations before Income Tax Expense includes the effects of the restructuring and other non-recurring items discussed in Note 6, "Restructuring and Other Non-recurring Items."

                                                   Year Ended August 31,
                                                 ----------------------------
                                                   2001      2000      1999
                                                 --------  --------  --------
     Net sales:
       North America............................ $329,266  $463,837  $476,766
       Europe...................................  118,830   177,165   191,113
       Asia Pacific.............................   25,041    30,019    27,116
       Latin America............................    8,802    10,422    10,206
                                                 --------  --------  --------
         Totals................................. $481,939  $681,443  $705,201
                                                 ========  ========  ========
     Earnings (Loss) from Continuing Operations
      Before Income Tax Expense:
       North America............................ $ 37,835  $ 66,743  $ 41,029
       Europe...................................   17,852    19,145    24,053
       Asia Pacific.............................    3,606     2,580      (203)
       Latin America............................      110     1,211     1,878
       General corporate and other..............  (18,631)  (42,146)   (9,347)
                                                 --------  --------  --------
         Totals................................. $ 40,772  $ 47,533  $ 57,410
                                                 ========  ========  ========

                                                    August 31,
                                                 ------------------
                                                   2001      2000
                                                 --------  --------
     Assets:
       North America............................ $221,123  $268,020
       Europe...................................   47,044    46,574
       Asia Pacific.............................   14,768    19,676
       Latin America............................    4,237     5,623
       General corporate and other..............   55,544    77,088
                                                 --------  --------
         Totals................................. $342,716  $416,981
                                                 ========  ========

   Corporate assets, which are not allocated, represent principally cash, capitalized debt issuance costs, and deferred income taxes, and at August 31, 2001 and 2000, a $10.0 million and $40.9 million receivable due from APW Ltd., respectively. See Note 14, "Contingencies and Litigation" for more information.

   The Company's largest customer accounted for 4.5%, 4.7%, and 4.7% of its sales in fiscal 2001, 2000 and 1999, respectively. Export sales from domestic operations were less than 10% of total net sales in each of the periods presented.

Note 14. Contingencies and Litigation

   The Company had outstanding letters of credit of $8.3 million and $9.3 million at August 31, 2001 and 2000, respectively. The letters of credit generally serve as collateral for liabilities included in the Consolidated Balance Sheets and indemnification obligations relating to divested businesses.

                              ACTUANT CORPORATION

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

   The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Environmental remediation accruals of $2.1 million were included in the Consolidated Balance Sheets at both August 31, 2001 and 2000.

   On August 9, 2000, Actuant's board of directors approved an executive stock purchase plan (the "Executive Stock Purchase Plan") to assist the Company's executive officers in meeting their Actuant stock ownership requirements. Under terms of the Executive Stock Purchase Plan, eligible officers may borrow funds of up to four times their respective base salaries under a company-arranged loan program for the sole purpose of acquiring Actuant common stock on the open market. Full recourse loans under the program are made between a domestic financial institution and the executive officer. The Company has provided a guarantee to the financial institution in the amount of the aggregate outstanding loan balance. It also reimburses participants for cash interest paid on such loans in excess of 4.0%. At August 31, 2001, the aggregate amount of officer loans under the program that were guaranteed by the Company was $4.2 million, at an average cost of 8.1%. Expense recognized by the Company during fiscal 2001 related to its share of the interest was $0.2 million. Generally, the executive retains the risk of any market gain or loss on the shares purchased. If the purchased shares are sold four years or longer after their purchase, the Company has agreed to reimburse 50% of any realized loss on the sale. At August 31, 2001 and 2000, no purchased shares had a fair market value below their underlying cost basis.

   As discussed in Note 2, "Distribution and Discontinued Operations," APW Ltd. has agreed to indemnify the Company for certain contingencies related to the reorganization and Distribution.

Note 15. Guarantor Condensed Financial Statements

   In connection with the Distribution, Actuant issued senior subordinated notes due 2009. All of our material domestic wholly-owned subsidiaries (the "Guarantors") fully and unconditionally guarantee the notes on a joint and several basis. We believe separate financial statements and other disclosures concerning each of the Guarantors would not provide additional information that is material to investors. Therefore, the Guarantors are combined in the presentation below. There are no significant restrictions on the ability of the Guarantors to make distributions to Actuant. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and Non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

   General corporate expenses have not been allocated to subsidiaries, and are all included under the Actuant Corporation heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level (Actuant Corporation column in the following tables) which are not allocated to subsidiaries including, but not limited to, certain employee benefit, insurance, financing, and tax liabilities. Income tax provisions for domestic Actuant Corporation subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the corporate level. Additionally, substantially all of the indebtedness of the Company has historically been, and continues to be, carried at the corporate level and is therefore included in the Actuant Corporation column in the following tables. Intercompany balances include receivables/payables incurred in the

                              ACTUANT CORPORATION
normal course of business in addition to investments and loans transacted between subsidiaries of the Company or with Actuant.

                CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

                                          Year Ended August 31, 2001
                          -----------------------------------------------------------
                            Actuant                 Non
                          Corporation Guarantors Guarantors Eliminations Consolidated
                          ----------- ---------- ---------- ------------ ------------
Net sales...............   $ 77,869    $247,505   $156,565    $    --      $481,939
Cost of products sold...     42,055     168,396    102,579         --       313,030
                           --------    --------   --------    --------     --------
  Gross profit..........     35,814      79,109     53,986         --       168,909
Operating expenses......     27,825      36,944     25,956         --        90,725
Amortization of
 intangible assets......          9       5,944        283         --         6,236
                           --------    --------   --------    --------     --------
  Operating earnings....      7,980      36,221     27,747         --        71,948
Other expense (income):
  Intercompany activity,
   net..................     (7,346)      5,428      2,105        (187)         --
  Net financing costs...     47,741         244      1,214         --        49,199
  Loss (gain) on sale of
   businesses...........        --          --     (38,686)     20,178      (18,508)
  Other (income)
   expense, net.........       (425)         22        888         --           485
                           --------    --------   --------    --------     --------
(Loss) Earnings from
 continuing operations
 before income tax
 (benefit) expense......    (31,990)     30,527     62,226     (19,991)      40,772
Income tax (benefit)
 expense................     (9,123)     10,870     14,670         --        16,417
                           --------    --------   --------    --------     --------
(Loss) Earnings from
 continuing operations..    (22,867)     19,657     47,556     (19,991)      24,355
Discontinued operations,
 net of income taxes....       (781)        --         --          --          (781)
                           --------    --------   --------    --------     --------
Net (loss) earnings.....   $(23,648)   $ 19,657   $ 47,556    $(19,991)    $ 23,574
                           ========    ========   ========    ========     ========

                              ACTUANT CORPORATION

                 CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

                                          Year Ended August 31, 2000
                          -----------------------------------------------------------
                            Actuant                 Non
                          Corporation Guarantors Guarantors Eliminations Consolidated
                          ----------- ---------- ---------- ------------ ------------
Net sales...............   $  86,076   $267,830   $327,537    $    --      $681,443
Cost of products sold...      50,802    177,090    211,385         --       439,277
                           ---------   --------   --------    --------     --------
  Gross profit..........      35,274     90,740    116,152         --       242,166
Operating expenses......      39,571     38,068     67,340         --       144,979
Amortization of
 intangible assets......           9      5,851      1,670         --         7,530
                           ---------   --------   --------    --------     --------
  Operating (loss)
   earnings.............      (4,306)    46,821     47,142         --        89,657
Other expense (income):
  Intercompany activity,
   net..................      45,540    (29,333)     4,433     (20,640)         --
  Net financing costs...     106,520    (70,091)     1,241         --        37,670
  Loss (gain) on sale of
   businesses...........         --         --       3,467         --         3,467
  Other (income)
   expense, net.........        (186)     1,743       (570)        --           987
                           ---------   --------   --------    --------     --------
(Loss) Earnings from
 continuing operations
 before income tax
 (benefit) expense......    (156,180)   144,502     38,571      20,640       47,533
Income tax (benefit)
 expense................     (14,656)    29,791      4,391         (38)      19,488
                           ---------   --------   --------    --------     --------
(Loss) Earnings from
 continuing operations..    (141,524)   114,711     34,180      20,678       28,045
Discontinued operations,
 net of taxes...........         --         --         585         --           585
Extraordinary gain
 (loss), net of income
 taxes:
  Early extinguishment
   of debt..............     (14,708)       --         --          --       (14,708)
  Sale of subsidiaries..      65,353        --     (12,186)        --        53,167
                           ---------   --------   --------    --------     --------
    Net extraordinary
     gain...............      50,645        --     (12,186)        --        38,459
                           ---------   --------   --------    --------     --------
Net (loss) earnings.....   $ (90,879)  $114,711   $ 22,579    $ 20,678     $ 67,089
                           =========   ========   ========    ========     ========
                                          Year Ended August 31, 1999
                          -----------------------------------------------------------
                            Actuant                 Non
                          Corporation Guarantors Guarantors Eliminations Consolidated
                          ----------- ---------- ---------- ------------ ------------
Net sales...............   $  88,095   $260,922   $356,184    $    --      $705,201
Cost of products sold...      53,512    171,586    227,419         --       452,517
                           ---------   --------   --------    --------     --------
  Gross profit..........      34,583     89,336    128,765         --       252,684
Operating expenses......      39,709     39,504     65,282                  144,495
Amortization of
 intangible assets......           9      7,028      1,711         --         8,748
                           ---------   --------   --------    --------     --------
  Operating (loss)
   earnings.............      (5,135)    42,804     61,772         --        99,441
Other expense (income):
  Intercompany activity,
   net..................         415    (36,168)     4,256      31,497          --
  Net financing costs...      35,441      4,185      1,555         --        41,181
  Other (income)
   expense, net.........         (61)       (51)       962         --           850
                           ---------   --------   --------    --------     --------
(Loss) Earnings from
 continuing operations
 before income tax
 (benefit) expense......     (40,930)    74,838     54,999     (31,497)      57,410
Income tax (benefit)
 expense................     (14,106)    29,459     16,267      (8,790)      22,830
                           ---------   --------   --------    --------     --------
(Loss) Earnings from
 continuing operations..     (26,824)    45,379     38,732     (22,707)      34,580
Discontinued operations,
 net of taxes...........         --         --      44,817         --        44,817
                           ---------   --------   --------    --------     --------
Net (loss) earnings.....   $ (26,824)  $ 45,379   $ 83,549    $(22,707)    $ 79,397
                           =========   ========   ========    ========     ========

                              ACTUANT CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                               August 31, 2001
                         ------------------------------------------------------------
                           Actuant                 Non
                         Corporation Guarantors Guarantors  Eliminations Consolidated
                         ----------- ---------- ----------  ------------ ------------
         ASSETS
         ------
Current assets
  Cash and cash
   equivalents..........  $  25,785   $    621  $     148    $     --     $  26,554
  Accounts receivable,
   net..................      3,233      5,625     46,113          --        54,971
  Inventories, net......     14,606     31,920     10,212          --        56,738
  Deferred income taxes.      5,333         11        489          --         5,833
  Prepaid expenses......      1,132        498      3,444          --         5,074
                          ---------   --------  ---------    ---------    ---------
    Total current
     assets.............     50,089     38,675     60,406          --       149,170
Property, plant and
 equipment, net.........      4,335     25,923      9,224          --        39,482
Goodwill, net...........        --     103,219      4,905          --       108,124
Other intangibles, net..          9     20,847         60          --        20,916
Other long-term assets..     24,087        168        769          --        25,024
                          ---------   --------  ---------    ---------    ---------
Total assets............  $  78,520   $188,832  $  75,364    $     --     $ 342,716
                          =========   ========  =========    =========    =========

 LIABILITIES AND EQUITY
 ----------------------

Current liabilities
  Short-term borrowings.  $     --    $    --   $   1,568    $     --     $   1,568
  Trade accounts
   payable..............     10,062     17,297     12,439          --        39,798
  Accrued compensation
   and benefits.........      4,608      1,698      4,349          --        10,655
  Income taxes payable..     32,416      9,785      7,833          --        50,034
  Other current
   liabilities..........     20,189      9,237      2,708          --        32,134
                          ---------   --------  ---------    ---------    ---------
    Total current
     liabilities........     67,275     38,017     28,897          --       134,189
Long-term debt..........    311,656        420     13,676          --       325,752
Deferred income taxes...      5,043     (1,027)      (109)         --         3,907
Other deferred
 liabilities............     18,384        --         238          --        18,622
Intercompany balances,
 net....................   (491,161)   (55,907)  (198,212)     745,280          --
Total shareholders'
 equity (deficit).......    167,323    207,329    230,874     (745,280)    (139,754)
                          ---------   --------  ---------    ---------    ---------
Total liabilities and
 shareholders' equity...  $  78,520   $188,832  $  75,364    $     --     $ 342,716
                          =========   ========  =========    =========    =========

                              ACTUANT CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                               August 31, 2000
                         -----------------------------------------------------------
                           Actuant                 Non
                         Corporation Guarantors Guarantors Eliminations Consolidated
                         ----------- ---------- ---------- ------------ ------------
         ASSETS
         ------
Current assets
  Cash and cash
   equivalents..........  $  5,076    $    721   $  4,099   $     --     $   9,896
  Accounts receivable,
   net..................    13,837      36,870     32,846         --        83,553
  Inventories, net......    10,981      45,317     11,301         --        67,599
  Deferred income taxes.     3,965           6        571         --         4,542
  Receivable from APW
   Ltd. ................    32,894         --         --          --        32,894
  Prepaid expenses......     1,876         567      2,787         --         5,230
                          --------    --------   --------   ---------    ---------
    Total current
     assets.............    68,629      83,481     51,604         --       203,714
Property, plant and
 equipment, net.........     5,010      35,473      8,685         --        49,168
Goodwill, net...........       --      111,246      5,102         --       116,348
Other intangibles, net..        19      20,911        110         --        21,040
Other long-term assets..    26,098         119        494         --        26,711
                          --------    --------   --------   ---------    ---------
Total assets............  $ 99,756    $251,230   $ 65,995   $     --     $ 416,981
                          ========    ========   ========   =========    =========

 LIABILITIES AND EQUITY
 ----------------------

Current liabilities
  Short-term borrowings.  $    --     $    --    $  1,259   $     --     $   1,259
  Trade accounts
   payable..............     6,602      25,210     11,643         --        43,455
  Accrued compensation
   and benefits.........     7,405       4,164      4,796         --        16,365
  Income taxes payable..       433      33,951      5,468         --        39,852
  Other current
   liabilities..........    12,539       8,534      4,239         --        25,312
                          --------    --------   --------   ---------    ---------
    Total current
     liabilities........    26,979      71,859     27,405         --       126,243
Long-term debt..........   430,675         540        --          --       431,215
Deferred income taxes...     8,106        (741)    (2,879)        --         4,486
Other deferred
 liabilities............    17,818        (462)       636         --        17,992
Intercompany balances,
 net....................  (588,073)    (49,507)   (86,297)    723,877           --
Total shareholders'
 equity (deficit).......   204,251     229,541    127,130    (723,877)    (162,955)
                          --------    --------   --------   ---------    ---------
Total liabilities and
 shareholders' equity...  $ 99,756    $251,230   $ 65,995   $     --     $ 416,981
                          ========    ========   ========   =========    =========

                              ACTUANT CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                         Year Ended August 31, 2001
                         ------------------------------------------------------------
                           Actuant                 Non
                         Corporation Guarantors Guarantors  Eliminations Consolidated
                         ----------- ---------- ----------  ------------ ------------
Operating activities
  (Loss) Earnings from
   continuing
   operations...........  $ (22,867)  $ 19,657  $  47,556     $(19,991)   $  24,355
  Adjustments to
   reconcile (loss)
   earnings from
   continuing operations
   to cash provided by
   (used in) operating
   activities of
   continuing
   operations:
    Depreciation and
     amortization.......      4,248     11,956      2,711          --        18,915
    Gain on sale of
     assets.............       (267)       --         --           --          (267)
    Gain on sale of
     businesses, net....        --         --     (18,508)         --       (18,508)
    Provision for
     deferred income
     taxes..............        895       (291)       503          --         1,107
    Changes in operating
     assets and
     liabilities, net...     60,350    (22,657)    33,260       (1,412)      69,541
                          ---------   --------  ---------     --------    ---------
Cash provided by (used
 in) operating
 activities.............     42,359      8,665     65,522      (21,403)      95,143
Investing activities
  Proceeds on sale of
   property, plant and
   equipment............      1,907        --         --           --         1,907
  Additions to property,
   plant and equipment..       (713)    (2,365)    (3,631)         --        (6,709)
  Business acquisitions.        --         --     (11,250)         --       (11,250)
  Business and product
   line dispositions....        238        --      41,454          --        41,692
  Proceeds from
   insurance recovery...        --         --       2,427          --         2,427
                          ---------   --------  ---------     --------    ---------
Cash provided by (used
 in) investing
 activities.............      1,432     (2,365)    29,000          --        28,067
Financing activities
  Net principal
   (payments) borrowings
   on debt..............   (120,573)       --      13,676          --      (106,897)
  Stock option exercises
   and other............        579        --         --           --           579
  Intercompany
   (receivables)
   payables.............     96,912     (6,400)  (111,915)      21,403          --
                          ---------   --------  ---------     --------    ---------
Cash (used in) provided
 by financing
 activities.............    (23,082)    (6,400)   (98,239)      21,403     (106,318)
Effect of exchange rate
 changes on cash........        --         --        (234)         --          (234)
                          ---------   --------  ---------     --------    ---------
Net increase (decrease)
 in cash and cash
 equivalents............     20,709       (100)    (3,951)         --        16,658
Cash and cash
 equivalents--beginning
 of year................      5,076        721      4,099          --         9,896
                          ---------   --------  ---------     --------    ---------
Cash and cash
 equivalents--end of
 year...................  $  25,785   $    621  $     148     $    --     $  26,554
                          =========   ========  =========     ========    =========

                              ACTUANT CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                          Year Ended August 31, 2000
                          -----------------------------------------------------------
                            Actuant                 Non
                          Corporation Guarantors Guarantors Eliminations Consolidated
                          ----------- ---------- ---------- ------------ ------------
Operating activities
  (Loss) Earnings from
   continuing
   operations...........   $ (90,879)  $114,711   $ 21,994    $20,678      $ 66,504
  Adjustments to
   reconcile (loss)
   earnings from
   continuing operations
   to cash provided by
   (used in) operating
   activities of
   continuing
   operations:
    Depreciation and
     amortization.......       1,969     12,024      8,557        --         22,550
    Gain on sale of
     businesses, net....     (65,353)       --      17,343        --        (48,010)
    Provision for
     deferred income
     taxes..............       7,385          1     (7,062)       --            324
    Other non-recurring
     items..............         --         596      1,328        --          1,924
    Extraordinary loss
     on early
     extinguishment of
     debt...............      24,568        --         --         --         24,568
    Changes in operating
     assets and
     liabilities, net...     (27,103)   (44,734)    42,570    (20,678)      (49,945)
                           ---------   --------   --------    -------      --------
Cash (used in) provided
 by operating activities
 of continuing
 operations.............    (149,413)    82,598     84,730        --         17,915
Cash provided by
 discontinued
 operations.............         --         --      43,360        --         43,360
                           ---------   --------   --------    -------      --------
Total cash (used in)
 provided by operating
 activities.............    (149,413)    82,598    128,090        --         61,275
Investing activities
  Proceeds on sale of
   property, plant and
   equipment............         --         --         835        --            835
  Additions to property,
   plant and equipment..        (729)    (5,612)    (5,100)       --        (11,441)
  Business and product
   line dispositions....     150,759        --      18,974        --        169,733
  Net investing
   activities of
   discontinued
   operations...........         --         --     (52,510)       --        (52,510)
                           ---------   --------   --------    -------      --------
Cash provided by (used
 in) investing
 activities.............     150,030     (5,612)   (37,801)       --        106,617
Financing activities
  Net principal
   (payments) on long-
   term debt............     (85,240)       --         --         --        (85,240)
  Debt financing cost
   and early
   extinguishment fees..     (33,899)       --         --         --        (33,899)
  Dividends paid on
   common stock.........      (1,789)       --         --         --         (1,789)
  Stock option exercises
   and other............       3,838        --         --         --          3,838
  Intercompany
   (receivables)
   payables.............     122,282    (75,674)   (46,608)       --            --
  Net financing
   activities of
   discontinued
   operations...........         --         --     (66,175)       --        (66,175)
                           ---------   --------   --------    -------      --------
Cash provided by (used
 in) financing
 activities.............       5,192    (75,674)  (112,783)       --       (183,265)
Effect of exchange rate
 changes on cash........         --         --        (272)       --           (272)
                           ---------   --------   --------    -------      --------
Net increase (decrease)
 in cash and cash
 equivalents............       5,809      1,312    (22,766)       --        (15,645)
Effect of change in cash
 of discontinued
 operations.............         --         --      18,285        --         18,285
Cash and cash
 equivalents--beginning
 of year................        (734)      (591)     8,581        --          7,256
                           ---------   --------   --------    -------      --------
Cash and cash
 equivalents--end of
 year...................   $   5,075   $    721   $  4,100    $   --       $  9,896
                           =========   ========   ========    =======      ========

                              ACTUANT CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                          Year Ended August 31, 1999
                          ------------------------------------------------------------
                            Actuant                 Non
                          Corporation Guarantors Guarantors  Eliminations Consolidated
                          ----------- ---------- ----------  ------------ ------------
Operating activities
  (Loss) Earnings from
   continuing
   operations...........   $ (26,824)  $45,379   $  38,732     $(22,707)   $  34,580
  Adjustments to
   reconcile (loss)
   earnings from
   continuing operations
   to cash provided by
   (used in) operating
   activities of
   continuing
   operations:
   Depreciation and
    amortization........       2,133    12,431      11,492          --        26,056
   Gain on sale of
    assets..............         --        --         (323)         --          (323)
   Provision for
    deferred income
    taxes...............       1,628      (101)        276          --         1,803
   Other non-recurring
    items...............       4,694       --          --           --         4,694
   Changes in operating
    assets and
    liabilities, net....     (15,237)    5,347     (47,087)      22,707      (34,270)
                           ---------   -------   ---------     --------    ---------
Cash (used in) provided
 by operating activities
 of continuing
 operations.............     (33,606)   63,056       3,090          --        32,540
Cash provided by
 discontinued
 operations.............         --        --      119,483          --       119,483
                           ---------   -------   ---------     --------    ---------
Total cash (used in)
 provided by operating
 activities.............     (33,606)   63,056     122,573          --       152,023
Investing activities
  Proceeds on sale of
   property, plant and
   equipment............           3       --        4,881          --         4,884
  Additions to property,
   plant and equipment..      (2,682)   (6,528)    (13,675)         --       (22,885)
  Business acquisitions.      (7,320)      --          --           --        (7,320)
  Net investing
   activities of
   discontinued
   operations...........         --        --     (435,337)         --      (435,337)
                           ---------   -------   ---------     --------    ---------
Cash used in investing
 activities.............      (9,999)   (6,528)   (444,131)         --      (460,658)

Financing activities
  Net principal
   borrowings on long-
   term debt............     403,349       --          --           --       403,349
  Proceeds from
   sale/leaseback
   transactions.........       6,293       --          --           --         6,293
  Dividends paid on
   common stock.........      (2,339)      --          --           --        (2,339)
  Stock option exercises
   and other............       4,552       --          --           --         4,552
  Intercompany
   (receivables)
   payables.............    (372,397)  (57,194)    429,591          --           --
  Net financing
   activities of
   discontinued
   operations...........         --        --      (86,790)         --       (86,790)
                           ---------   -------   ---------     --------    ---------
Cash provided by (used
 in) financing
 activities.............      39,458   (57,194)    342,801          --       325,065
Effect of exchange rate
 changes on cash........         --        --         (521)         --          (521)
                           ---------   -------   ---------     --------    ---------
Net (decrease) increase
 in cash and cash
 equivalents............      (4,147)     (666)     20,722          --        15,909
Effect of change in cash
 of discontinued
 operations.............         --        --      (13,722)         --       (13,722)
Cash and cash
 equivalents--beginning
 of year................       3,413        75       1,581          --         5,069
                           ---------   -------   ---------     --------    ---------
Cash and cash
 equivalents--end of
 year...................   $    (734)  $  (591)  $   8,581     $    --     $   7,256
                           =========   =======   =========     ========    =========

                              ACTUANT CORPORATION

Note 16. Quarterly Financial Data (Unaudited)

   Quarterly financial data for fiscal 2001 and fiscal 2000 is as follows:

                                             Year Ended August 31, 2001
                                         ------------------------------------
                                         First  Second Third   Fourth  Total
                                         ------ ------ ------  ------  ------
                                           (In millions, except per share
                                                      amounts)
Net sales............................... $119.8 $115.5 $126.1  $120.5  $481.9
Gross profit............................   41.8   41.0   43.2    42.9   168.9
Earnings from continuing operations.....    4.3    3.1    1.5    15.5    24.4
Earnings from discontinued operations...    --     --    (0.8)    --     (0.8)
                                         ------ ------ ------  ------  ------
Net earnings............................ $  4.3 $  3.1 $  0.7  $ 15.5  $ 23.6
                                         ====== ====== ======  ======  ======
Earnings from continuing operations per
 share
  Basic................................. $ 0.55 $ 0.39 $ 0.18  $ 1.94  $ 3.06
  Diluted............................... $ 0.50 $ 0.37 $ 0.18  $ 1.86  $ 2.93
Earnings from discontinued operations
 per share
  Basic................................. $  --  $  --  $(0.10) $  --   $ (0.9)
  Diluted............................... $  --  $  --  $(0.09) $  --   $ (0.9)
Net earnings per share
  Basic................................. $ 0.55 $ 0.39 $ 0.09  $ 1.94  $ 2.97
  Diluted............................... $ 0.50 $ 0.37 $ 0.08  $ 1.86  $ 2.84
                                             Year Ended August 31, 2000
                                         ------------------------------------
                                         First  Second Third   Fourth  Total
                                         ------ ------ ------  ------  ------
                                           (In millions, except per share
                                                      amounts)
Net sales............................... $175.5 $186.6 $181.0  $138.3  $681.4
Gross profit............................   62.1   65.7   66.0    48.4   242.2
Earnings from continuing operations.....   11.0   11.9   12.0    (6.9)   28.0
Earnings from discontinued operations...   12.7    8.6   12.9   (33.6)    0.6
Net extraordinary gain, net of tax......    --     --   (12.2)   50.7    38.5
                                         ------ ------ ------  ------  ------
Net earnings............................ $ 23.7 $ 20.5 $ 12.7  $ 10.2  $ 67.1
                                         ====== ====== ======  ======  ======
Earnings from continuing operations per
 share
  Basic................................. $ 1.41 $ 1.52 $ 1.53  $(0.88) $ 3.59
  Diluted............................... $ 1.36 $ 1.47 $ 1.49  $(0.84) $ 3.48
Earnings from discontinued operations
 per share
  Basic................................. $ 1.63 $ 1.10 $ 1.65  $(4.28) $ 0.07
  Diluted............................... $ 1.58 $ 1.07 $ 1.60  $(4.11) $ 0.07
Net extraordinary gain
  Basic................................. $  --  $  --  $(1.56) $ 6.46  $ 4.92
  Diluted............................... $  --  $  --  $(1.51) $ 6.18  $ 4.77
Net earnings per share
  Basic................................. $ 3.04 $ 2.62 $ 1.62  $ 1.30  $ 8.58
  Diluted............................... $ 2.94 $ 2.54 $ 1.58  $ 1.23  $ 8.32

   You should read Notes 1, 2, 3, 6 and 9 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for items affecting quarterly results. The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Actuant Corporation:

   Our audits of the consolidated financial statements referred to in our report dated September 26, 2001 appearing on page 27 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
September 26, 2001

                              ACTUANT CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                ( in thousands)

                                                    Additions           Deductions
                                               ------------------- --------------------
                                       Effect                       Accounts
                           Balance at    of    Charged to          Written Off                  Balance
                           Beginning  Excluded Costs and    Net       Less       Net            at End
       Description         of Period  Activity  Expenses  Acquired Recoveries  Disposed Other  of Period
       -----------         ---------- -------- ---------- -------- ----------- -------- -----  ---------

 Deducted from assets to
 Which they apply:


 Allowance for losses--
  Trade accounts
  receivable
 August 31, 2001.........   $ 3,809    $ --      $1,396    $ 125     $ 1,537    $  114  $ 111   $3,790
                            =======    =====     ======    =====     =======    ======  =====   ======
 August 31, 2000.........   $ 4,070    $ --      $  977    $ --      $   202    $  846  $(190)  $3,809
                            =======    =====     ======    =====     =======    ======  =====   ======
 August 31, 1999.........   $ 4,259    $ --      $1,155    $ --      $ 1,407    $  --   $  63   $4,070
                            =======    =====     ======    =====     =======    ======  =====   ======

 Allowance for losses--
  Inventory
 August 31, 2001.........   $ 5,349    $ --      $1,913    $ 270     $ 1,370    $  182  $(123)  $5,857
                            =======    =====     ======    =====     =======    ======  =====   ======
 August 31, 2000.........   $ 9,306    $ --      $  537    $ --      $   760    $3,404  $(330)  $5,349
                            =======    =====     ======    =====     =======    ======  =====   ======
 August 31, 1999.........   $28,081    $ --      $2,237    $ 250     $21,357    $  --   $  95   $9,306
                            =======    =====     ======    =====     =======    ======  =====   ======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference from the "Election of Directors" and "Other Information--Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on January 8, 2002 (the "2002 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof.

Item 11. Executive Compensation

   The information required by this item is incorporated by reference from the "Election of Directors," "Board Meetings, Committees and Director
Compensation" and the "Executive Compensation" sections (other than the subsections thereof entitled "Report of the Compensation Committee of the board of directors on Executive Compensation" and "Performance Graph") of the 2002 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference from the "Certain Beneficial Owners" and "Election of Directors" sections of the 2002 Annual Meeting Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference from the "Executive Compensation" and "Certain Relationships and Related Transactions" sections of the 2002 Annual Meeting Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Documents filed as part of this report:

     1. Consolidated Financial Statements

       See "Index to Consolidated Financial Statements" set forth in Item 8, "Financial Statements and Supplementary Data" for a list of financial statements filed as part of this report.

     2. Financial Statement Schedules

       See "Index to Financial Statement Schedule" set forth in Item 8, "Financial Statements and Supplementary Data".

     3. Exhibits

       See "Index to Exhibits" beginning on page 65, which is incorporated herein by reference.

   (b) Reports on Form 8-K:

   The following reports on Form 8-K were filed during the last quarter of fiscal 2001:

     None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Actuant Corporation
                                          (Registrant)

                                                 /s/ Andrew G. Lampereur
                                          By: _________________________________
                                                   Andrew G. Lampereur
                                                 Vice President and Chief
                                               Financial Officer (Principal
                                                    Financial Officer)

Dated: November 6, 2001

                               POWER OF ATTORNEY

   KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert C. Arzbaecher and Andrew G. Lampereur, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

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

                 Signature                                     Title
                 ---------                                     -----


          /s/ Richard G. Sim                Chairman of the Board, Director
___________________________________________
               Richard G. Sim

       /s/ Robert C. Arzbaecher             President and Chief Executive Officer,
___________________________________________   Director
           Robert C. Arzbaecher

        /s/ H. Richard Crowther             Director
___________________________________________
            H. Richard Crowther

         /s/ Gustav H.P. Boel               Director
___________________________________________
             Gustav H.P. Boel

         /s/ Bruce S. Chelberg              Director
___________________________________________
             Bruce S. Chelberg

         /s/ William P. Sovey               Director
___________________________________________
             William P. Sovey

        /s/ Kathleen J. Hempel              Director
___________________________________________
            Kathleen J. Hempel

        /s/ Andrew G. Lampereur             Vice President and Chief Financial Officer
___________________________________________   (Principal Financial Officer)
            Andrew G. Lampereur

         /s/ Timothy J. Teske               Controller
___________________________________________   (Principal Accounting Officer)
             Timothy J. Teske

--------
   * Each of the above signatures is affixed as of November 6, 2001

--------
  +Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled instruments, or any unfiled exhibits or schedules to filed instruments, defining the rights of security holders.
                              ACTUANT CORPORATION
                              (the "Registrant")
                         (Commission File No. 1-11288)

                          ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 2001

                               INDEX TO EXHIBITS

                                                                                      Filed
Exhibit               Description               Incorporated Herein By Reference To  Herewith
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

 3.3     Amendment to Bylaws                   Exhibit 3.3 to the Registrant's Form
                                               10-K for the fiscal year ended
                                               August 31, 2000 ("2000 10-K")

 3.4     Amended and Restated Bylaws of        Exhibit 3.4 to the Registrant's Form
         Actuant Corporation adopted November  10-Q for quarter ended May 31, 2001
         7, 1991 and as last amended
         effective May 4, 2001

 4.1     Articles III, IV and V of the         See Exhibit 3.1 above
         Restated Articles of Incorporation

 4.2     Agreement for Purchase and Sale,      Exhibit 19.2(a)-(g) to the
         Dated August 29, 1990, between        Registrant's
         Minnesota Mining and Manufacturing    Form 10-Q for quarter ended May 31,
         Company and Applied Power Inc., and   1991
         seven related Leases, each dated
         April 29, 1991, Between Bernard
         Garland and Sheldon Garland, d/b/a
         Garland Enterprises, as Landlord,
         and Applied Power Inc., as Tenant

--------
  *Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                                      Filed
Exhibit               Description               Incorporated Herein By Reference To  Herewith
-------  ------------------------------------  ------------------------------------  --------
 4.3     Credit Agreement dated as of July     Exhibit 10.8 to the Registrant's
         31, 2000 among Applied Power Inc.     Form 8-K dated as of August 14, 2000
         (doing business as Actuant
         Corporation), The Lenders Named
         Herein and Credit Suisse First
         Boston, as Lead Arranger, Collateral
         Agent and Administrative Agent,
         First Union National Bank
         Syndication Agent and ING (U.S.)
         Capital LLC Documentation Agent

 4.4     Registration Rights Agreement dated   Exhibit 10.11 to the Registrant's
         August 1, 2000, relating to           Form 8-K dated as of August 14, 2000
         $200,000,000 Applied Power Inc. 13%
         Senior Subordinated Notes Due 2009

 4.5     Indenture, dated as of August 1,      Exhibit 10.12 to the Registrant's
         2000, among Applied Power Inc. as     Form 8-K dated as of August 14, 2000
         issuer and the Subsidiary Guarantors
         and Bank One Trust Company, N.A.

 4.6     Purchase Agreement dated July 21,     Exhibit 10.13 to the Registrant's
         2000, between Applied Power Inc. and  Form 8-K dated as of August 14, 2000 the Initial Purchasers named therein

 4.7     Amendment to Articles of              Exhibit 4.7 to the Registrant's Form
         Incorporation effecting the name      10-Q for quarter ended February 28,
         change                                2001

 4.8     Amendment to Articles of              Exhibit 4.8 to the Registrant's Form
         Incorporation effecting the reverse   10-Q for quarter ended February 28,
         stock split                           2001

 4.9     Amended and restated Articles of      Exhibit 4.9 to the Registrant's Form
         Incorporation                         10-Q for quarter ended February 28,
                                               2001

 4.10    Amendment No 1, dated as of April 9,  Exhibit 4.10 to the Registrant's
         2001, to the Credit Agreement dated   Form 10-Q for quarter ended May 31,
         as of July 31, 2000, among Actuant    2001
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

                                                                                      Filed
Exhibit               Description               Incorporated Herein By Reference To  Herewith
-------  ------------------------------------  ------------------------------------  --------
         (b) Amendment to 1990 Plan adopted    Exhibit 10.5(b) to the Registrant's
         by board of directors on August 10,   Form 10-K for fiscal year ended
         1992 and approved by shareholders on  August 31, 1992
         January 7, 1993

         (c) Amendment to 1990 Plan adopted    Exhibit 10.4(c) to the 1997 10-K
         by board of directors on May 8, 1997

10.5*    Description of Fiscal 2001            Exhibit 10.5 to the 2000 10-K
         Management Bonus Arrangements

10.7*    (a) Applied Power Inc. 1989 Outside   Exhibit 10.7 to the 1989 10-K
         Directors' Stock Option Plan adopted
         by board of directors on November 8,
         1989 and approved by shareholders on
         January 13, 1990 ("1989 Plan")

         (b) Amendment to 1989 Plan Adopted    Exhibit 10.7(b) to the 1990 10-K
         by board of directors on November 9,
         1990 and approved by shareholders on
         January 7, 1991

         (c) Amendment to 1989 Plan Adopted    Exhibit 10.7(c) to the Registrant's
         by board of directors on October 31,  Form 10-K for fiscal year ended
         1996                                  August 31, 1996 ("1996 10-K")

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

         (b) Amendment to 1996 Stock Plan      Exhibit 10.10(b) to the 1997 10-K
         adopted by board of directors on May
         8, 1997

10.11    Form of Contribution Agreement, Plan  Exhibit 10.11 to the Form 10
         and Agreement Regarding Litigation,   Registration Statement dated May 1,
         Claims and Other Liabilities between  2000 as amended
         API and APW, dated as of July 21,
         2000

10.12    Form of General Assignment,           Exhibit 10.12 to the Form 10
         Assumption and Agreement Regarding    Registration Statement dated May 1,
         Litigation, Claims and Other          2000, as amended
         Liabilities between API and APW,
         dated as of July 21, 2000

10.13    Form of Transitional Trademark Use    Exhibit 10.13 to the Form 10
         and License Agreement between API     Registration Statement dated May 1,
         and APW, dated as of July 21, 2000    2000, as amended

--------
  *Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                                      Filed
Exhibit               Description               Incorporated Herein By Reference To  Herewith
-------  ------------------------------------  ------------------------------------  --------
10.14    Form of Insurance Matters Agreement   Exhibit 10.14 to the Form 10
         between API and APW, dated as of      Registration Statement dated May 1,
         July 21, 2000                         2000, as amended

10.15    Form of Bill of Sale and Assumption   Exhibit 10.15 to the Form 10
         of Liabilities between API and APW,   Registration Statement dated May 1,
         dated as of July 21, 2000             2000, as amended

10.16    Form of Employee Benefits and         Exhibit 10.16 to the Form 10
         Compensation Agreement between API    Registration Statement dated May 1,
         and APW, dated as of July 21, 2000    2000, as amended

10.17    Form of Tax Sharing and               Exhibit 10.17 to the Form 10
         Indemnification Agreement between     Registration Statement dated May 1,
         API and APW, dated as of July 21,     2000, as amended
         2000

10.18    Form of Interim Administrative        Exhibit 10.18 to the Form 10
         Services Agreement between API and    Registration Statement dated May 1,
         APW, dated as of July 21, 2000        2000, as amended

10.19    Form of Confidentiality and           Exhibit 10.19 to the Form 10
         Nondisclosure Agreement between API   Registration Statement dated May 1,
         and APW, dated as of July 21, 2000    2000, as amended

10.20    Form of Patent Assignment between     Exhibit 10.20 to the Form 10
         API and Wright Line Inc. (n/k/a APW   Registration Statement dated May 1,
         Ltd.), dated as of July 21, 2000      2000, as amended

10.21*   Form of Change in Control Agreement   Exhibit 10.21 to the 2000 10-K
         for certain named executives
         (Messrs. Brian Kobylinski, Todd
         Hicks, Ralph Keller, Jerry Peiffer,
         Joe O'Connor, and Arthur Kerk)

10.22*   Actuant Corporation Executive Stock   Exhibit 10.22 to the 2000 10-K
         Purchase Plan

10.23*   Actuant Corporation 2001 Stock Plan   Exhibit B to the Registrant's Proxy
                                               Statement, dated December 1, 2000
                                               for the 2001 Annual Meeting of
                                               Shareholders

10.24*   Actuant Corporation 2001 Outside      Exhibit C to the Registrant's Proxy
         Directors' Stock Option Plan          Statement, dated December 1, 2000
                                               for the 2001 Annual Meeting of
                                               Shareholders

10.25    Receivables Sale Agreement dated as   Exhibit 10.25 to the Registrant's
         of May 30, 2001, among Actuant        Form 10-Q for quarter ended May 31,
         Corporation, Del City Wire Co.,       2001
         Inc., GB Tools and Supplies, Inc.,
         Versa Technologies, Inc., and
         Engineered Solutions, L.P., as
         Originators, and Actuant Receivables
         Corporation, as Buyer

                                                                                      Filed
Exhibit               Description               Incorporated Herein By Reference To  Herewith
-------  ------------------------------------  ------------------------------------  --------
10.26    Receivables Purchase Agreement dated  Exhibit 10.26 to the Registrant's
         as of May 30, 2001, among Actuant     Form 10-Q for quarter ended May 31,
         Receivables Corporation, as Seller,   2001
         Actuant Corporation, as Initial
         Servicer, Blue Ridge Asset Funding
         Corporation and Wachovia Bank, N.A.,
         as Agent

10.27*   Description of Fiscal 2002                                                     X
         Management Bonus Arrangements

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