Form 10-K/A
period 2001-08-31
ACTUANT CORP
filed 2001-12-04
CIK 6955

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(mark one)
     X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -------- EXCHANGE ACT OF 1934

           For the fiscal year ended August 31, 2001

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES -------- EXCHANGE ACT OF 1934

                         Commission file number 1-11288
                               ACTUANT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            Wisconsin                                  39-0168610
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                              6100 North Baker Road
                           Milwaukee, Wisconsin 53209
           Mailing Address: P.O. Box 3241, Milwaukee, Wisconsin 53201
                    (Address of principal executive officers)

                                 (414) 352-4160
              (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:

                                                        (Name of each exchange
   (Title of each class)                                 on which registered)
   ---------------------                                 --------------------
   Class A Common Stock, par value $0.20 per share      New York Stock Exchange
   Senior Subordinated Notes due 2009                   New York Stock Exchange

   Securities registered pursuant to Section 12(g)
   of the Act:                                          None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)) and (2) has been subject to
such filing requirements for the past 90 days. Yes   X     No
                                                   ------     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of October 31, 2001, the aggregate market value of Common stock held by non-affiliates was approximately $199.3 million and there were 8,020,656 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 4, 2002 are incorporated by reference into
Part III hereof.

This amendment is being filed to resubmit Exhibit 23. The copy previously filed inadvertently omitted reference to Registration Statement No. 333-47493. In the interim, no securities have been issued pursuant to that Registration Statement.

     Item 14(a)3.  Exhibits

                   The following exhibit is filed with this amendment:

                        Exhibit 23  Consent of PricewaterhouseCoopers LLP

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  December 4, 2001          By:  /s/ Andrew G. Lampereur
                                      -------------------------
                                      Andrew G. Lampereur
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)