Form 10-Q
period 2001-11-30
ACTUANT CORP
filed 2002-01-14
CIK 6955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2001

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


                              6100 NORTH BAKER ROAD
                           MILWAUKEE, WISCONSIN 53209
           Mailing address: P. O. Box 3241, Milwaukee, Wisconsin 53201
                    (Address of principal executive offices)

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

                                          Yes    X     No _____
                                                ---

The number of shares outstanding of the registrant's Class A Common Stock as of December 31, 2001 was 8,106,046.

                                TABLE OF CONTENTS

                                                                                         Page No.
                                                                                         --------
Part I - Financial Information
------------------------------
   Item 1 - Financial Statements (Unaudited)
   Actuant Corporation-
        Condensed Consolidated Statements of Earnings ..................................        3
        Condensed Consolidated Balance Sheets ..........................................        4
        Condensed Consolidated Statements of Cash Flows ................................        5
        Notes to Condensed Consolidated Financial Statements ...........................        6
   Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .............................................       17
   Item 3 - Quantitative and Qualitative Disclosures About Market Risk .................       21


Part II - Other Information
---------------------------
   Item 1 - Legal Proceedings ..........................................................        *
   Item 2 - Changes in Securities and Use of Proceeds ..................................        *
   Item 3 - Defaults Upon Senior Securities ............................................        *
   Item 4 - Submission of Matters to a Vote of Security Holders ........................       23
   Item 5 - Other Information ..........................................................        *
   Item 6 - Exhibits and Reports on Form 8-K ...........................................       23

_________________

*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.


Risk Factors That May Affect Future Results
-------------------------------------------
This quarterly report on Form 10-Q contains certain statements, which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, including statements under the caption Outlook, are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, truck, automotive, industrial production, and construction industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive pricing, foreign currency risk, interest rate risk, the economy's reaction to the September 11, 2001 terrorist actions, the Company's ability to access capital markets, the Company's high debt level which results in less financial flexibility in terms of debt covenants and borrowing availability, and other factors that may be referred to or noted in the Company's reports filed with the Securities and Exchange Commission from time to time.

PART I  - FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                               ACTUANT CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                     Three Months Ended November 30,
                                                                                 ---------------------------------------
                                                                                       2001                   2000
                                                                                 ----------------      -----------------
Net Sales ....................................................................   $     113,140         $      119,796
Cost of Products Sold ........................................................          75,107                 77,966
                                                                                 ----------------      -----------------

           Gross Profit ......................................................          38,033                 41,830

Engineering, Selling and Administrative Expenses .............................          19,927                 21,570
Amortization of Intangible Assets ............................................             612                  1,499
                                                                                 ----------------      -----------------

           Operating Earnings ................................................          17,494                 18,761

Net Financing Costs ..........................................................           9,889                 12,971
Other Expense (Income) .......................................................             360                 (1,462)
                                                                                 ----------------      -----------------

Earnings Before Income Tax Expense ...........................................           7,245                  7,252

Income Tax Expense ...........................................................           2,680                  2,968
                                                                                 ----------------      -----------------

Net Earnings Before Cumulative Effect of Change in Accounting Principle ......           4,565                  4,284

Cumulative Effect of Change in Accounting Principle ..........................          (7,200)                    --
                                                                                 ----------------      -----------------

Net (Loss) Earnings ..........................................................   $      (2,635)        $        4,284
                                                                                 ================      =================

Basic Earnings (Loss) Per Share:
  Net Earnings Before Cumulative Effect of Change in Accounting Principle ....   $        0.57         $         0.54
  Cumulative Effect of Change in Accounting Principle ........................           (0.90)                    --
                                                                                 ================      =================
  Total ......................................................................   $       (0.33)        $         0.54
                                                                                 ================      =================

Diluted Earnings (Loss) Per Share:
  Net Earnings Before Cumulative Effect of Change in Accounting Principle ....   $        0.54         $         0.51
  Cumulative Effect of Change in Accounting Principle ........................           (0.85)                    --
                                                                                 ================      =================
  Total ......................................................................   $       (0.31)        $         0.51
                                                                                 ================      =================

Weighted Average Common Shares Outstanding:
  Basic ......................................................................           8,023                  7,927
  Diluted. ...................................................................           8,455                  8,362


      See accompanying Notes to Condensed Consolidated Financial Statements

                               ACTUANT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                           November 30,         August 31,
                                                                                               2001                2001
                                                                                         -----------------   ----------------
                                                                                           (Unaudited)
                                             ASSETS
                                             ------

Current Assets:
         Cash and cash equivalents ..................................................    $       24,487      $      26,554
         Accounts receivable, net ...................................................            50,491             54,971
         Inventories, net ...........................................................            56,352             56,738
         Deferred income taxes ......................................................             9,157              5,833
         Other current assets .......................................................             5,052              5,074
                                                                                         -----------------   ----------------
                 Total Current Assets ...............................................           145,539            149,170

Property, Plant and Equipment, net ..................................................            39,398             39,482
Goodwill, net .......................................................................           101,037            108,124
Other Intangible Assets, net ........................................................            20,310             20,916
Other Long-term Assets ..............................................................            24,439             25,024
                                                                                         -----------------   ----------------

Total Assets ........................................................................    $      330,723      $     342,716
                                                                                         =================   ================

                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------

Current Liabilities:
         Short-term borrowings ......................................................    $        1,092      $       1,568
         Trade accounts payable .....................................................            40,242             39,798
         Accrued compensation and benefits ..........................................            10,243             10,655
         Income taxes payable .......................................................            48,608             50,034
         Other current liabilities ..................................................            20,680             32,134
                                                                                         -----------------   ----------------
                 Total Current Liabilities ..........................................           120,865            134,189

Long-term Debt ......................................................................           329,432            325,752
Deferred Income Taxes ...............................................................             4,085              3,907
Other Long-term Liabilities .........................................................            19,559             18,622

Shareholders' Equity:
         Class A common stock, $0.20 par value, authorized 16,000,000 shares,
             issued and outstanding 8,049,326 and 8,013,306 shares, respectively ....            1,610              1,603
         Additional paid-in capital .................................................          (623,516)          (623,867)
         Accumulated other comprehensive loss .......................................           (20,414)           (19,227)
         Retained earnings ..........................................................           499,102            501,737
                                                                                         -----------------   ----------------
                 Total Shareholders' Deficit. .......................................          (143,218)          (139,754)
                                                                                         -----------------   ----------------

Total Liabilities and Shareholders' Equity ..........................................    $      330,723      $     342,716
                                                                                         =================   ================

      See accompanying Notes to Condensed Consolidated Financial Statements

                               ACTUANT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three Months Ended November 30,
                                                                               ----------------------------------------
                                                                                      2001                   2000
                                                                               ------------------      ----------------
Operating Activities
--------------------
Net (loss) earnings ........................................................   $        (2,635)        $      4,284
Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
           Depreciation and amortization ...................................             3,008                4,193
           Amortization of debt discount and debt issuance costs ...........               624                  530
           Cumulative effect of change in accounting principle .............             7,200                   --
           (Benefit) / Provision for deferred income taxes .................              (140)                  40
           Gain on sale of assets ..........................................               (53)                  --
           Other non-cash items ............................................                --                 (938)
           Changes in operating assets and liabilities:
                    Accounts receivable ....................................             3,964               (1,017)
                    Inventories ............................................               163                  873
                    Other assets ...........................................              (166)                (218)
                    Trade accounts payable .................................               656               (2,621)
                    Other accrued liabilities ..............................           (11,597)              (6,667)
                    Receivable from APW Ltd. ...............................                --               30,894
                    Income taxes payable. ..................................            (4,374)             (24,653)
                                                                               ------------------      ----------------
      Net cash (used in) provided by operating activities ..................            (3,350)               4,700

Investing Activities
--------------------
Proceeds on sale of property, plant and equipment ..........................                57                   --
Additions to property, plant and equipment .................................            (2,482)              (1,761)
                                                                               ------------------      ----------------
      Net cash used in investing activities ................................            (2,425)              (1,761)

Financing Activities
--------------------
Net principal payments on term loans .......................................           (19,944)             (28,083)
Net principal borrowings on other debt .....................................            23,299               18,183
Proceeds from stock option exercises .......................................               362                  251
                                                                               ------------------      ----------------
      Net cash provided by (used in) financing activities ..................             3,717               (9,649)

Effect of exchange rate changes on cash ....................................                (9)                 (34)
                                                                               ------------------      ----------------

Net decrease in cash and cash equivalents ..................................            (2,067)              (6,744)

Cash and cash equivalents - beginning of period ............................            26,554                9,896
                                                                               ------------------      ----------------

Cash and cash equivalents - end of period ..................................   $        24,487         $      3,152
                                                                               ==================      ================

      See accompanying Notes to Condensed Consolidated Financial Statements

                               ACTUANT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Actuant Corporation ("Actuant" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the consolidated financial statements and related footnotes in the Company's fiscal 2001 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as discussed otherwise, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2002.

Prior year's financial statements have been reclassified where appropriate to conform to current year presentations.

Note 2. Acquisitions and Divestitures

In March 2001, the Company, through a wholly owned subsidiary, acquired certain assets and assumed certain liabilities of Dewald Manufacturing, Inc. ("Dewald"). Dewald is engaged in the design and manufacture of recreational vehicle ("RV") slide out and leveling systems for the North American RV market. The results of operations of Dewald are included in the accompanying financial statements since the date of the acquisition and are included in the Engineered Solutions segment in Note 12 - Segment Information. The acquisition was accounted for as a purchase, and the purchase price of $13.0 million (including deferred purchase price of $1.8 million) was allocated to the fair value of the assets acquired and the liabilities assumed. The excess purchase price over the fair value of the assets acquired, which approximates $8.5 million, was recorded as goodwill. This acquisition was funded by borrowings under Actuant's senior secured credit facility.

In May 2001, the Company sold the Enerpac Quick Mold Change ("QMC") product line to the QMC business management team for approximately $1.0 million. QMC had annual sales of approximately $6.0 million. The sale resulted in a loss of approximately $0.7 million, $0.4 million after-tax, or $0.05 per diluted share.

In August 2001, the Company completed the sale of Mox-Med, Inc., a business unit in the Engineered Solutions segment. Mox-Med had annual sales of approximately $18.0 million at the time of the sale. Cash proceeds from the sale were approximately $40.5 million, which resulted in a net gain of $18.5 million, $11.1 million after-tax, or $1.34 per diluted share. During the quarter ended November 30, 2001, the Company paid approximately $7.0 million in income taxes and fees related to the transaction.

Note 3. Accounts Receivable Financing

During fiscal 2001, the Company established an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a financial institution. Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows. Trade receivables sold and being serviced by the Company were $27.2 million and $25.3 million at November 30, 2001 and August 31, 2001, respectively.

Accounts receivable financing costs of $0.3 million for the three months ended November 30, 2001 are included in net financing costs in the accompanying Condensed Consolidated Statements of Earnings. Total cash proceeds under the trade accounts receivable financing program were $29.4 million for the three months ended November 30, 2001. There were no receivables sold during the first quarter of fiscal 2001, and as such there were no accounts receivable financing costs for the quarter.

Note 4. Inventories, Net

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

Note 5. Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," having a required effective date for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of fiscal 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $3.2 million in fiscal 2002. Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and performed impairment tests on the net goodwill associated with each of the reporting units. The Company recorded an impairment loss associated with its Milwaukee Cylinder reporting unit of $7.2 million, or $0.85 per diluted share. The impairment loss has been recorded as a cumulative effect of change in accounting principle on the accompanying Condensed Consolidated Statements of Earnings.

The following sets forth a reconciliation of net income and earnings per share information for the three months ended November 30, 2001 and 2000 adjusted for the non-amortization provisions of SFAS No. 142.

                                                             For the Three              For the Three
                                                             Months Ended               Months Ended
                                                             November 30,               November 30,
                                                                2001                       2000
                                                          -----------------          -----------------
Reported net earnings before  cumulative  effect of
change in accounting principle .........................    $   4,565                       $4,284
Reported net (loss) earnings ...........................       (2,635)                       4,284

Add: Goodwill amortization, net of tax effect ..........           --                          798

Adjusted net earnings before cumulative effect
of change in accounting principle ......................        4,565                        5,082
Adjusted net (loss) earnings ...........................       (2,635)                       5,082

Basic earnings per share:

      Adjusted net earnings before cumulative
      effect of change in accounting principle .........    $    0.57                       $ 0.64
      Adjusted net (loss) earnings .....................    $   (0.33)                      $ 0.64

Diluted earnings per share:

      Adjusted net earnings before cumulative
      effect of change in accounting principle .........    $    0.54                       $ 0.61
      Adjusted net (loss) earnings .....................    $   (0.31)                      $ 0.61

The changes in the carrying amount of goodwill for the year ended August 31, 2001 and for the three months ended November 30, 2001 are as follows:

                                                  Tools &              Engineered
                                                  Supplies              Solutions
                                                  Segment                Segment               Total
                                                 ---------             ----------            ---------
Balance as of August 31, 2000 .................  $  44,451             $  71,897             $ 116,348
Goodwill acquired .............................         --                 8,291                 8,291
Amortization ..................................     (1,569)               (2,404)               (3,973)
Goodwill  written  off related to sale of
business unit .................................         --               (12,613)              (12,613)
Currency impact ...............................         --                    71                    71
                                                 ---------             ---------             ---------
Balance as of August 31, 2001 .................     42,882                65,242               108,124
Transitional impairment charge ................         --                (7,200)               (7,200)
Purchase price adjustment .....................         --                   161                   161
Currency impact ...............................         --                   (48)                  (48)
                                                 ---------             ---------             ---------
Balance as of November 30, 2001 ...............  $  42,882             $  58,155             $ 101,037
                                                 =========             =========             =========

The Company's reporting units were tested for impairment in the first quarter of fiscal 2002 upon the adoption of SFAS No. 142. As a result of the transitional impairment testing, a goodwill impairment loss of $7.2 million was recognized for the Milwaukee Cylinder reporting unit in the Engineered Solutions segment due to declining near term results given current economic conditions. The fair value of that reporting unit was estimated by a third party appraisal firm considering both an income and market multiple approach.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of November 30, 2001 and August 31, 2001 are as follows:

                                                   November 30, 2001                                    August 31, 2001
                                       -----------------------------------------         -----------------------------------------
                                         Gross                             Net             Gross                             Net
                                       Carrying         Accumulated       Book           Carrying         Accumulated       Book
                                        Amount         Amortization       Value           Amount         Amortization       Value
                                        -------        ------------      -------         -------         ------------      -------
Patents ...........................     $21,703             $ 7,040      $14,663         $22,652              $ 7,653      $14,999
Trademarks ........................       4,496                 900        3,596           4,496                  842        3,654
Non-compete agreements ............       3,286               2,001        1,285          10,509                9,038        1,471
Other .............................       1,314                 548          766           2,086                1,294          792
                                        -------             -------      -------         -------              -------      -------
Total .............................     $30,799             $10,489      $20,310         $39,743              $18,827      $20,916
                                        =======             =======      =======         =======              =======      =======

Amortization expense recorded on the intangible assets for each of the three-month periods ended November 30, 2001 and 2000 was $0.6 million. As a result of adoption, there have been no changes to amortizable lives or methods. The estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the year ended August 31,
-----------------------------
2002............................      $2,450
2003 ...........................      $2,195
2004 ...........................      $1,783
2005 ...........................      $1,600
2006 ...........................      $1,579

Note 6.  New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, however earlier adoption is permitted. The Company does not expect SFAS No. 144 to have a material impact on the consolidated financial statements.

Note 7.  Distribution of Electronics Segment

On January 27, 2000, Applied Power Inc.'s ("Applied Power") board of directors authorized various actions to enable Applied Power to distribute its Electronics segment ("APW Ltd.") to its shareholders (the "Distribution"). Refer to Note 2 to the consolidated financial statements in the Company's fiscal 2001 Annual Report on Form 10-K for a discussion of certain tax indemnification matters. Prior to the Distribution, Applied Power, in the normal course of business, entered into certain real estate and equipment leases or guaranteed such leases on behalf of its subsidiaries, including those in the Electronics segment. In conjunction with the Distribution, the Company assigned its rights in such leases used in the Electronics segment to APW Ltd., but was not released as a responsible party from all such leases by the lessors. As a result, the Company remains contingently liable for such leases in the event APW Ltd. does not meet its obligations under the lease agreements. The discounted present value of future minimum lease payments for the leases totals approximately $24.4 million. In the event APW Ltd. is unable to meet its obligations under such lease agreements, the Company would seek to mitigate such exposure by subletting the properties or negotiating out of the existing lease agreements. If APW Ltd. is unable to fulfill its obligations under the indemnification arrangements and lease commitments, there could be a materially adverse impact to the Company's financial position and results of operations.

Note 8.  Restructuring Costs

The Company adopted plans to restructure portions of its operations in the fiscal third quarter of 2001. These plans were designed to reduce administrative and operational costs and resulted in a charge of $1.7 million, $1.0 million after-tax. Of the pre-tax charge, $0.3 million related to the consolidation of the RV slide production facilities, $0.6 related to downsizing the cable tie production facility, and $0.8 million related to other personnel reductions. The Company wrote down the fixed assets at the locations being closed or downsized to their fair value, less costs to sell, in the third quarter. The Company expects net cash proceeds of approximately $0.5 million from the ultimate disposal of these assets, which is expected to be completed by the third quarter of fiscal 2002. As a result of these plans, the Company eliminated approximately 36 positions.

A rollforward of the restructuring reserve recorded is shown in the following table:

                                August 31, 2001              November 30, 2001
                                 Restructuring     Cash        Restructuring
                                   Reserve        Payments       Reserve
                                --------------    --------   ----------------

Severance ....................     $   182        $   (63)        $   119
Exit Costs ...................         820             --             820
                                   -------        -------         -------
                                   $ 1,002        $   (63)        $   939
                                   =======        =======         =======

Note 9.  Derivatives

All derivatives are recognized on the balance sheet at their fair value. At August 31, 2001 the Company was party to one interest rate swap contract to convert a portion of its variable rate debt to a fixed rate. In the first quarter of fiscal 2002, the Company entered into a second contract to convert a further portion of its variable rate debt to a fixed rate. For the three months ended November 30, 2001, $0.7 million of losses related to these contracts were recorded in other comprehensive income. There were no such contracts in place at November 30, 2000.

Note 10.  Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

                                                                                            Three Months Ended November 30,
                                                                                           ---------------------------------
                                                                                              2001                    2000
                                                                                           ---------                 -------
Numerator:

     Net earnings before cumulative effect of change in accounting principle ......        $   4,565                 $4,284
     Cumulative effect of change in accounting principle ..........................           (7,200)                    --
                                                                                           ---------                 ------
     Net (loss) earnings ..........................................................        $  (2,635)                $4,284
                                                                                           =========                 ======

Denominator:

     Weighted average common shares outstanding for
        basic earnings per share ..................................................            8,023                  7,927
     Net effect of stock options based on the treasury stock
        method using average market price .........................................              432                    435
                                                                                           ---------                 ------
     Weighted average common and equivalent shares outstanding for
        diluted earnings per share ................................................            8,455                  8,362
                                                                                           =========                 ======

Basic Earnings Per Share:

     Net earnings before cumulative effect of change in accounting principle ......        $    0.57                 $ 0.54
     Cumulative effect of change in accounting principle ..........................            (0.90)                    --
                                                                                           ---------                 ------
     Basic earnings per share .....................................................        $   (0.33)                $ 0.54
                                                                                           =========                 ======

Diluted Earnings per Share:

     Net earnings before cumulative effect of change in accounting change .........        $    0.54                 $ 0.51
     Cumulative effect of change in accounting principle ..........................            (0.85)                    --
                                                                                           ---------                 ------
     Diluted earnings per share ...................................................        $   (0.31)                $ 0.51
                                                                                           =========                 ======

Note 11.  Comprehensive Income

The components of comprehensive income are as follows:

                                                                                              Three Months Ended November 30,
                                                                                             -------------------------------
                                                                                               2001                    2000
                                                                                             --------                --------
Net (loss) earnings ..............................................................           $(2,635)                $  4,284
Foreign currency adjustments .....................................................              (519)                  (1,516)
Fair value of interest rate swap, net of taxes ...................................              (668)                      --
                                                                                             -------                 --------
Comprehensive income  (loss) .....................................................           $(3,822)                $  2,768
                                                                                             =======                 ========

Note 12.  Segment Information

The Company is organized and managed along the lines of its two business segments: Tools & Supplies and Engineered Solutions, with separate and distinct operating management and strategies. The Tools & Supplies segment is primarily involved in the design, manufacture, and distribution of tools and supplies to the construction, electrical wholesale, retail do-it-yourself, industrial and production automation markets. The Engineered Solutions segment focuses on developing and marketing value-added, customized motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and industrial markets. "General corporate and other" as indicated below primarily includes general corporate expenses, financing costs on third party debt and foreign currency exchange adjustments.

The following table summarizes financial information by reportable segment:

                                                                 Three Months Ended November 30,
                                                             ----------------------------------------
                                                                    2001                 2000
                                                             -------------------  -------------------
Net Sales:
Tools & Supplies .........................................   $         64,067     $         71,839
Engineered Solutions .....................................             49,073               47,957
                                                             -------------------  -------------------
Total ....................................................   $        113,140     $        119,796
                                                             ===================  ===================

Earnings Before Income Tax Expense:
Tools & Supplies .........................................   $         10,310     $         10,030
Engineered Solutions .....................................              3,928                5,403
General Corporate and Other ..............................             (6,993)              (8,181)
                                                             -------------------  -------------------
Total ....................................................   $          7,245     $          7,252
                                                             ===================  ===================

Note 13. Guarantor Condensed Financial Statements

In July 2000, Actuant issued 13% Senior Subordinated Notes due 2009 (the "13% Notes"). All of the Company's material domestic wholly owned subsidiaries (the "Guarantors") fully and unconditionally guarantee the 13% Notes on a joint and several basis. The Company believes separate financial statements and other disclosures concerning each of the Guarantors would not provide additional information that is material to investors. Therefore, the Guarantors are combined in the presentation below. There are no significant restrictions on the ability of the Guarantors to make distributions to Actuant. The following tables present the results of operations, financial position and cash flows of Actuant Corporation, the Guarantors and non-guarantor entities, and the eliminations necessary to arrive at the information for the Company and its subsidiaries on a condensed consolidated basis.

                 CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

                                                                  Three Months Ended November 30, 2001
                                                ---------------------------------------------------------------------------
                                                   Actuant                         Non -
                                                 Corporation     Guarantors     Guarantors    Eliminations   Consolidated
                                                -------------- -------------- -------------- -------------- ---------------
Net sales ..................................... $    17,581    $    55,996    $    39,563    $        --    $   113,140
Cost of products sold .........................       9,554         40,390         25,163             --         75,107
                                                -------------- -------------- -------------- -------------- ---------------
     Gross profit .............................       8,027         15,606         14,400             --         38,033
Operating expenses ............................       6,168          8,008          5,751             --         19,927
Amortization of intangible assets .............           2            605              5             --            612
                                                -------------- -------------- -------------- -------------- ---------------
     Operating earnings .......................       1,857          6,993          8,644             --         17,494
Other expense (income):
     Intercompany activity, net ...............        (911)         2,680         (1,769)            --             --
     Net financing costs ......................       9,911           (186)           164             --          9,889
     Other expense (income) ...................         246            (47)           161             --            360
                                                -------------- -------------- -------------- -------------- ---------------
(Loss)  Earnings before income tax expense                                                                        7,245
   (benefit) ..................................      (7,389)         4,546         10,088             --
Income tax expense (benefit) ..................      (1,279)         2,244          1,715             --          2,680
                                                -------------- -------------- -------------- -------------- ---------------
(Loss) Earnings before  cumulative  effect
   of change in accounting principle ..........      (6,110)         2,302          8,373             --          4,565
Cumulative  effect of change in accounting
   principle ..................................          --         (7,200)            --             --         (7,200)
                                                -------------- -------------- -------------- -------------- ---------------
Net (loss) earnings ........................... $    (6,110)   $    (4,898)   $     8,373    $        --    $    (2,635)
                                                ============== ============== ============== ============== ===============


                                                                  Three Months Ended November 30, 2000
                                                ---------------------------------------------------------------------------
                                                   Actuant                         Non -
                                                 Corporation     Guarantors     Guarantors    Eliminations   Consolidated
                                                -------------- -------------- -------------- -------------- ---------------
Net sales ..................................... $    19,809    $    59,903    $    40,084    $        --    $   119,796
Cost of products sold .........................      12,213         39,942         25,811             --         77,966
                                                -------------- -------------- -------------- -------------- ---------------
Gross profit ..................................       7,596         19,961         14,273             --         41,830
Operating expenses ............................       5,198          9,566          6,806             --         21,570
Amortization of intangible assets .............           2          1,431             66             --          1,499
                                                -------------- -------------- -------------- -------------- ---------------
Operating earnings ............................       2,396          8,964          7,401             --         18,761
Other (income) expense:
Intercompany activity, net ....................      (1,525)           817            708             --             --
Net financing costs ...........................      12,852             --            119             --         12,971
Other expense (income) ........................      (2,226)             4            760             --         (1,462)
                                                -------------- -------------- -------------- -------------- ---------------
(Loss) earnings before income tax (benefit)
  expense .....................................      (6,705)         8,143          5,814             --          7,252
Income tax (benefit) expense ..................      (2,094)         2,929          2,133             --          2,968
                                                -------------- -------------- -------------- -------------- ---------------
Net (loss) earnings ........................... $    (4,611)   $     5,214    $     3,681    $        --    $     4,284
                                                ============== ============== ============== ============== ===============

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                               November 30, 2001
                                                   --------------------------------------------------------------------------
                                                      Actuant                         Non -
                                                    Corporation     Guarantors     Guarantors    Eliminations   Consolidated
                                                   -------------- -------------- -------------- -------------- --------------
                  ASSETS
Current assets
      Cash and cash equivalents .................  $    21,466    $      (212)   $     3,233    $        --    $    24,487
      Accounts receivable, net ..................        2,389          3,194         44,908             --         50,491
      Inventories, net ..........................       14,047         31,896         10,409             --         56,352
      Deferred income taxes .....................        8,333             11            813             --          9,157
      Other current assets ......................        1,892            508          2,652             --          5,052
                                                   -------------- -------------- -------------- -------------- --------------
          Total current assets ..................       48,127         35,397         62,015             --        145,539
Property, plant and equipment, net ..............        5,243         24,575          9,580             --         39,398
Goodwill, net ...................................           --         96,179          4,858             --        101,037
Other intangible assets, net ....................            7         20,243             60             --         20,310
Other long-term assets ..........................       23,672             64            703             --         24,439
                                                   -------------- -------------- -------------- -------------- --------------
Total assets ....................................  $    77,049    $   176,458    $    77,216    $        --    $   330,723
                                                   ============== ============== ============== ============== ==============

          LIABILITIES AND EQUITY
Current liabilities
      Short-term borrowings .....................  $        --    $        --    $     1,092    $        --    $     1,092
      Trade accounts payable ....................        8,497         17,642         14,103             --         40,242
      Accrued compensation and benefits .........        4,233          1,454          4,556             --         10,243
      Income taxes payable ......................       25,691         11,899         11,018             --         48,608
      Other current liabilities .................        9,472          9,232          1,976             --         20,680
                                                   -------------- -------------- -------------- -------------- --------------
          Total current liabilities .............       47,893         40,227         32,745             --        120,865
Long-term debt ..................................      315,564            420         13,448             --        329,432
Deferred income taxes ...........................        5,056         (1,017)            46             --          4,085
Other long-term liabilities .....................       19,331             --            228             --         19,559
Intercompany balances, net ......................     (474,383)       (59,475)      (205,462)       739,320             --
Total shareholders' (deficit) equity ............      163,588        196,303        236,211       (739,320)      (143,218)
                                                   -------------- -------------- -------------- -------------- --------------
Total liabilities and shareholders' equity ......  $    77,049    $   176,458    $    77,216    $        --    $   330,723
                                                   ============== ============== ============== ============== ==============

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                    August 31, 2001
                                                        ----------------------------------------------------------------------
                                                           Actuant                        Non-
                                                         Corporation    Guarantors     Guarantors    Eliminations Consolidated
                                                        -------------- -------------- -------------- ------------ ------------
                 ASSETS
Current assets
      Cash and cash equivalents ....................    $     25,785   $       621    $       148      $      --  $    26,554
      Accounts receivable, net .....................           3,233         5,625         46,113             --       54,971
      Inventories, net .............................          14,606        31,920         10,212             --       56,738
      Deferred income taxes ........................           5,333            11            489             --        5,833
      Other current assets .........................           1,132           498          3,444             --        5,074
                                                        -------------- -------------- -------------- ------------ ------------
           Total current assets ....................          50,089        38,675         60,406             --      149,170
Property, plant and equipment, net .................           4,335        25,923          9,224             --       39,482
Goodwill, net ......................................              --       103,219          4,905             --      108,124
Other intangible assets, net .......................               9        20,847             60             --       20,916
Other long-term assets .............................          24,087           168            769             --       25,024
                                                        -------------- -------------- -------------- ------------ ------------
Total assets .......................................    $     78,520   $   188,832    $    75,364      $      --  $   342,716
                                                        ============== ============== ============== ============ ============

          LIABILITIES AND EQUITY
Current liabilities
      Short-term borrowings ........................    $         --   $        --    $     1,568      $      --  $     1,568
      Trade accounts payable .......................          10,062        17,297         12,439             --       39,798
      Accrued compensation and benefits ............           4,608         1,698          4,349             --       10,655
      Income taxes payable .........................          32,416         9,785          7,833             --       50,034
      Other current liabilities ....................          20,189         9,237          2,708             --       32,134
                                                        -------------- -------------- -------------- ------------ ------------
           Total current liabilities ...............          67,275        38,017         28,897             --      134,189
Long-term debt .....................................         311,656           420         13,676             --      325,752
Deferred income taxes ..............................           5,043        (1,027)          (109)            --        3,907
Other long-term liabilities ........................          18,384            --            238             --       18,622
Intercompany balances, net .........................        (491,161)      (55,907)      (198,212)       745,280           --
Total shareholders' (deficit) equity ...............         167,323       207,329        230,874       (745,280)    (139,754)
                                                        -------------- -------------- -------------- ------------ ------------
Total liabilities and shareholders' equity .........    $     78,520   $   188,832    $    75,364      $      --  $   342,716
                                                        ============== ============== ============== ============ ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended November 30, 2001
                                                           -----------------------------------------------------------------------
                                                              Actuant                       Non
                                                            Corporation    Guarantors    Guarantors    Eliminations   Consolidated
                                                           -------------- -------------  -----------  -------------  -------------
Operating activities
  Net (loss) earnings ...................................   $    (6,110)  $     (4,898)  $    8,373   $         --   $     (2,635)
  Adjustments to reconcile net (loss) earnings to
  cash provided by (used in) operating activities:
      Depreciation and amortization .....................           373          1,970          665             --          3,008
      Amortization of debt discount and debt
      issuance costs ....................................           624             --           --             --            624
  Cumulative effect of change in accounting
  principle .............................................            --          7,200           --             --          7,200
  Other non-cash items ..................................            14            (43)        (164)            --           (193)
  Changes in operating assets and liabilities, net ......       (19,604)          (718)       3,424          5,544        (11,354)
                                                           -------------- -------------  -----------  -------------  -------------
Cash (used in) provided by operating activities .........       (24,703)         3,511       12,298          5,544         (3,350)

Investing activities
      Proceeds on sale of property, plant and
      equipment .........................................            --             57           --             --             57
      Additions to property, plant and equipment ........          (563)          (834)      (1,085)            --         (2,482)
                                                           -------------- -------------  -----------  -------------  -------------
Cash used in investing activities .......................          (563)          (777)      (1,085)            --         (2,425)

Financing activities
      Net borrowings (repayments) on debt ...............         3,806             --         (451)            --          3,355
      Stock option exercises ............................           362             --           --             --            362
      Intercompany payables (receivables) ...............        16,779         (3,567)      (7,668)        (5,544)            --
                                                           -------------- -------------  -----------  -------------  -------------
Cash provided by (used in) financing activities .........        20,947         (3,567)      (8,119)        (5,544)         3,717

Effect of exchange rate changes on cash .................            --             --           (9)            --             (9)
                                                           -------------- -------------  -----------  -------------  -------------

Net (decrease) increase in cash and cash ................        (4,319)          (833)       3,085             --         (2,067)
equivalents
Cash and cash equivalents--beginning of period ..........        25,785            621          148             --         26,554
                                                           -------------- -------------  -----------  -------------  -------------
Cash and cash equivalents--end of period ................   $    21,466   $       (212)  $    3,233   $         --   $     24,487
                                                           ============== =============  ==========================  =============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended November 30, 2000
                                                              -------------------------------------------------------------------
                                                                 Actuant                     Non
                                                               Corporation   Guarantors  Guarantors  Eliminations   Consolidated
                                                              ------------- ----------- ----------- -------------- --------------
Operating activities
   Net earnings(loss) from continuing operations ..........    $    (4,611) $    5,214   $    3,681   $         --   $     4,284
   Adjustments to reconcile net earnings (loss) to
   cash provided by (used in) operating activities:
      Depreciation and amortization .......................            516       3,026          651             --         4,193
      Amortization of debt discount and debt
      issuance costs ......................................            530          --           --             --           530
      Other non-cash items ................................           (898)         --           --             --          (898)
      Changes in operating assets and
      liabilities, net ....................................         16,258     (43,656)      18,539          5,450        (3,409)
                                                              ------------- ----------- ----------- -------------- -------------
 Cash provided by (used in) operating activities...........         11,795     (35,416)      22,871          5,450         4,700


Investing activities
   Additions to property, plant and equipment .............           (223)       (919)        (619)            --        (1,761)
                                                              ------------- ----------- ----------- -------------- -------------
Cash used in investing activities .........................           (223)       (919)        (619)            --        (1,761)

Financing activities
   Net (repayments) borrowings of debt ....................         (9,900)         --           --             --        (9,900)
   Stock option exercises and other .......................            251          --           --             --           251
   Intercompany (receivables) payables ....................         (6,300)     35,705      (23,955)        (5,450)           --
                                                              ------------- ----------- ----------- -------------- -------------
Cash (used in) provided by financing activities ...........        (15,949)     35,705      (23,955)        (5,450)       (9,649)

Effect of exchange rate changes on cash ...................             --          --          (34)            --           (34)
                                                              ------------- ----------- ----------- -------------- -------------

Net (decrease) increase in cash and cash ..................         (4,377)       (630)      (1,737)            --        (6,744)
equivalents
Cash and cash equivalents--beginning of period ............          5,076         721        4,099             --         9,896
                                                              ------------- ----------- ----------- -------------- -------------
Cash and cash equivalents--end of period ..................    $       699  $       91   $    2,362   $         --   $     3,152
                                                              ============= =========== =========== ============== =============

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" when we refer to "Actuant" or the "Company," we mean Actuant Corporation and its subsidiaries.

Results of Operations for the Three Months Ended November 30, 2001 and 2000
---------------------------------------------------------------------------

During fiscal year 2001, the Company divested one business and one product line that were not considered integral to the Company's business strategy, collectively referred to as the "non-continuing businesses. The following table summarizes the divestitures that were completed:

                                                                                                     Approximate
Divestitures                                             Segment                   Date           Annual Sales/(1)/
------------                                             -------                   ----           ------------------
                                                                                                     (in millions)
Quick Mold Change ("QMC")                           Tools & Supplies             May 2001                    6
Mox-Med                                             Engineered Solutions         August 2001                18

__________________
/(1)/   At the time of the transactions.

The comparability of operating results from period to period is impacted by the non-continuing businesses. The tables below show the effect, by segment, of the non-continuing businesses on reported results. In addition, a subsidiary of the Company acquired Dewald in March 2001 that impacts the comparability of the operating results.

Net earnings before cumulative effect of change in accounting principle for the three months ended November 30, 2001 were $4.6 million, or $0.54 per diluted share. During the first quarter of fiscal 2002, the Company recorded a charge of $7.2 million, or $0.85 per diluted share, for the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Including this charge, the net loss for the three months ended November 30, 2001 was $2.6 million, or $0.31 per diluted share, compared with net earnings of $4.3 million, or $0.51 per diluted share, for the three months ended November 30, 2000.

Following are detailed discussions of the components of our net (loss) earnings for the periods ending November 30, 2001 and 2000.

Net Sales by Segment                                   Three Months Ended November 30,
                                                       -------------------------------
(in thousands)                                           2001                   2000           Change
                                                       --------               --------        ---------
Tools & Supplies ....................................  $ 64,067               $ 71,839            (10.8)%
Less: Non-continuing T&S Business/(1)/...............        --                    909               --
                                                       --------               --------
   Adjusted Tools & Supplies ........................    64,067                 70,930             (9.7)%

Engineered Solutions ................................    49,073                 47,957              2.3%
Less: Non-continuing ES Business/(2)/................        --                  4,347               --
                                                       --------               --------
   Adjusted Engineered Solutions ....................    49,073                 43,610             12.5%

Total net sales .....................................   113,140                119,796             (5.6)%
Less: Non-continuing Businesses .....................        --                  5,256               --
                                                       --------               --------
   Total adjusted net sales .........................  $113,140               $114,540             (1.2)%
                                                       ========               ========

_______________

/(1)/  The "Non-continuing T&S Business" is QMC.
/(2)/  The "Non-continuing ES Business" is Mox-Med.

Total net sales decreased by $6.7 million, or 5.6%, from $119.8 million for the three months ended November 30, 2000 to $113.1 million for the three months ended November 30, 2001. Currency translation rates did not significantly impact the quarterly results. Excluding the non-continuing businesses, adjusted net sales declined 1.2%.

Tools & Supplies

Net sales for Tools & Supplies decreased by $7.7 million or 10.8%, from $71.8 million for the three months ended November 30, 2000 to $64.1 million for the three months ended November 30, 2001. Excluding the QMC business, which was sold in fiscal year 2001, adjusted net sales for this segment decreased $6.9 million, or 9.7%, primarily due to a 7% decline in Enerpac product sales and a 13% decline in Gardner Bender product line sales. Retail order patterns for our electrical products were disrupted following the terrorist events on September 11, and didn't fully recover until the end of the quarter. The Tools & Supplies adjusted net sales reduction was primarily driven by reductions in North American sales due to weak economic conditions, with European sales remaining relatively flat and Asian sales decreasing slightly.

Engineered Solutions

Engineered Solutions net sales increased $1.1 million, or 2.3%, from $48.0 million for the three months ended November 30, 2000 to $49.1 million for the three months ended November 30, 2001. Excluding the non-continuing businesses, Engineered Solutions net sales increased 12.5%. Substantially all of the increase was attributable to the incremental sales from Dewald, which was acquired in March 2001. Sales to the recreational vehicle ("RV") market for the first quarter of fiscal 2002 improved 50% over the same period in fiscal 2001, due in large part to the acquisition of Dewald. Excluding currency impact, convertible top actuation sales improved 11% versus the first quarter of fiscal 2001, due primarily to increased work on new automotive platforms. These increases were offset in part by the divestiture of Mox-Med in August 2001 and slowing sales to truck manufacturers.

Gross Profit

The following table summarizes gross profit and gross profit margins for the three months ended November 30, 2001 and 2000:

Gross Profit by Segment
(in thousands)                                                 Three Months Ended
                                                                  November 30,
                                                           ---------------------------
                                                            2001                2000               Change
                                                           -------             -------             -------
Tools & Supplies .......................................   $26,453             $28,165               (6.1)%
Less: Non-continuing Tools & Supplies Businesses .......        --                 271                 --
                                                           -------             -------
   Adjusted Tools & Supplies ...........................   $26,453             $27,894               (5.2)%
                                                           =======             =======

Engineered Solutions ...................................   $11,580             $13,665              (15.3)%
Less: Non-continuing Engineered Solutions Businesses ...        --               1,867                 --
                                                           -------             -------
   Adjusted Engineered Solutions .......................   $11,580             $11,798               (1.8)%
                                                           -------             =======

Total gross profit .....................................   $38,033             $41,830               (9.1)%
Less: Non-continuing Businesses ........................        --               2,138                 --
                                                           -------             -------
   Total adjusted gross profit .........................   $38,033             $39,692               (4.2)%
                                                           =======             =======

Gross Profit Margins by Segment

Tools & Supplies .......................................      41.3%               39.2%
Adjusted Tools & Supplies/(1)/..........................      41.3%               39.3%

Engineered Solutions ...................................      23.6%               28.5%
Adjusted Engineered Solutions/(1)/......................      23.6%               27.1%

Total gross profit margin ..............................      33.6%               34.9%
Total adjusted gross profit margin/(1)/.................      33.6%               34.7%

_____________
/(1)/ Adjusted gross profit margins represent gross profit margins excluding the non-continuing businesses.

Total gross profit for the first quarter of fiscal 2002 was $38.0 million, a $3.8 million decline from the $41.8 million reported in the first quarter of the prior fiscal year. Approximately $2.1 million of this decline was attributable to the non-continuing businesses. Total adjusted gross profit decreased $1.7 million, or 4.2%, from $39.7 million to $38.0 million for the three months ended November 30, 2000 and 2001, respectively. Total gross profit margin declined to 33.6% for the three months ended November 30, 2001 from 34.9% for the comparable prior year period, due to margin declines in the Engineered Solutions business offset in part by margin increases in the Tools & Supplies business.

Tools & Supplies

Tools & Supplies' gross profit decreased $1.7 million, or 6.1%, from $28.2 million to $26.5 million for the three months ended November 30, 2000 and 2001, respectively. This resulted from the lower sales levels in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 and the impact of the non-continuing T&S business. Although gross profit decreased, Tools & Supplies gross profit margins increased due to the realization of the benefits of fiscal 2001 cost reduction initiatives in the electrical tools & supplies business and an increase in the proportion of higher margin sales in the hydraulic tools business.

Engineered Solutions

Engineered Solutions gross profit decreased $2.1 million, or 15.3%, from $13.7 million for the three months ended November 30, 2000 to $11.6 million for the three months ended November 30, 2001 primarily due to the divestiture of Mox-Med in August 2001. Removing the impact of the non-continuing Engineered Solutions business, adjusted gross profit margin declined from 27.1% to 23.6% for the three months ended November 30, 2000 and 2001, respectively. This margin decline was caused by unfavorable product mix, incremental costs associated with the consolidation of all RV slideout production into our Mishawaka, Indiana plant from the Beaver Dam, Wisconsin plant, and margin erosion at our more vertically integrated Milwaukee Cylinder and Nielson Sessions operations due to lower absorption of costs resulting from lower sales and production levels.

Engineering, Selling, and Administrative Expense by Segment
(in thousands)

                                                                      Three Months Ended November 30,
                                                                    -----------------------------------
                                                                     2001                        2000             Change
                                                                    -------                     -------          --------
Tools & Supplies ................................................   $14,475                     $15,805            (8.4)%
Less: Non-continuing T&S Business ...............................        --                         576              --
                                                                    -------                     -------
   Adjusted Tools & Supplies ....................................    14,475                      15,229            (5.0)%

Engineered Solutions ............................................     4,344                       4,618            (5.9)%
Less: Non-continuing ES Business ................................        --                         562              --
                                                                    -------                     -------
   Adjusted Engineered Solutions ................................     4,344                       4,056             7.1%

General Corporate ...............................................     1,108                       1,147            (3.4)%

Total selling, administrative and engineering expenses ..........    19,927                      21,570            (7.6)%
Less:Non-continuing Businesses ..................................        --                       1,138              --
                                                                    -------                     -------
   Total adjusted engineering, selling, and administrative
   expense ......................................................   $19,927                     $20,432            (2.5)%
                                                                    =======                     =======

Total engineering, selling, and administrative ("SAE") expenses decreased $1.7 million, or 7.6%, from $21.6 million for the three months ended November 30, 2000 to $19.9 million for the three months ended November 30, 2001. The non-continuing businesses accounted for $1.1 million of the decline. As a percentage of total net sales, total SAE expenses declined slightly to 17.6% for the three months ended November 30, 2001, compared to 18.0% in the prior year first quarter.

Tools & Supplies

Tools & Supplies SAE expenses decreased $1.3 million, or 8.4%, from $15.8 million for the three months ended November 30, 2000 to $14.5 million for the three months ended November 30, 2001. The non-continuing Tools & Supplies business comprised $0.6 million of the decline. The remaining decrease was driven largely by cost reduction efforts initiated in fiscal 2001, and lower sales levels.

Engineered Solutions

Engineered Solutions SAE expenses decreased 5.9% from $4.6 million for the first quarter of fiscal 2001 to $4.3 million for the first quarter of fiscal 2002. The elimination of the non-continuing ES business resulted in an SAE decline of $0.6 million. Excluding this segment's non-continuing businesses, Engineered Solutions adjusted SAE expenses increased 7.1% which was primarily attributable to SAE costs at Dewald, which was acquired March 1, 2001, as well as costs associated with the consolidation of RV production facilities.

Amortization Expense
Amortization expense for the first quarter of fiscal 2002 was $0.6 million compared with $1.5 million for the comparable prior year period. This decrease was primarily due to ceasing goodwill amortization in accordance with SFAS No.
142. See Note 5, "Goodwill and Other Intangible Assets," for more information on this change in accounting principle.

Net Financing Costs
Net financing costs for the three months ended November 30, 2001 decreased $3.1 million, from $13.0 million for the three months ended November 30, 2000 to $9.9 million for the three months ended November 30, 2001. This reduction was due to the combined effect of lower interest rates and reduced debt levels in the fiscal 2002 first quarter as opposed to the comparable period in the prior year.

Other Expense (Income)
Other expense (income) for the three months ended November 30, 2001 and 2000 is comprised primarily of foreign currency gains and losses.

Cumulative Effect of Change in Accounting Principle
On September 1, 2001 the Company adopted SFAS No. 142. Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and performed impairment tests on the net goodwill associated with each of the reporting units. The Company recorded an impairment loss associated with its Milwaukee Cylinder reporting unit of $7.2 million, or $0.85 per diluted share in the first quarter of fiscal 2002. See Note 5, "Goodwill and Other Intangible Assets," for further discussion.

Liquidity and Capital Resources
-------------------------------
Net cash used in operating activities was $3.4 million for the three months ended November 30, 2001, compared to net cash generated by operating activities of $4.7 million for the three months ended November 30, 2000. During the first quarter of fiscal 2002, cash payments were made for the semi-annual interest payment on our 13% Senior Subordinated Notes due 2009 totaling $13.0 million and income tax and transaction costs of approximately $7.0 million related to the sale of Mox-Med. There were no similar payments for Mox-Med in the first quarter of the prior year, and the interest payment on the bonds in the prior year was approximately $6.5 million lower as the bonds had just recently been issued.

Net cash used in investing activities totaled $2.4 million and $1.8 million for the three months ended November 30, 2001 and 2000, respectively, primarily representing cash payments for capital expenditures. Cash provided from financing activities was $3.7 million for the three months ended November 30, 2001, compared to cash used in financing activities of $9.6 million for the three months ended November 30, 2000. These balances primarily relate to debt borrowings and repayments, respectively.

Total debt was comprised of the following at November 30 and August 31, 2001:

Debt                                                     November 30, 2001         August 31, 2001
                                                       -----------------------    -------------------
(in thousands)
Senior secured credit facility ......................  $            117,953       $         114,113
13% Senior subordinated notes due 2009, net of
  discount ..........................................               197,754                 197,678
European term loan ..................................                13,448                  13,675
Other ...............................................                 1,489                   1,992
                                                       -----------------------    -------------------
Total debt ..........................................  $            330,644       $         327,458
                                                       =======================    ===================

The Company is focused on debt reduction, and will seek to continue to reduce debt. However, when strategic opportunities exist to grow the Company's core business through acquisitions, debt may be incurred to finance acquisitions. During the first quarter of fiscal 2002 the Company did not incur any debt to fund acquisitions. In addition, during the same quarter the Company retired $10.4 million aggregate principal amount of Tranche A term loans under its senior secured credit facility with the proceeds from revolving credit borrowings under that facility.

Reductions in the Company's debt have primarily taken place in its senior secured credit facility. We continue to review alternatives and options to further reduce the Company's financing costs, including redeeming, or refinancing all or portions of existing debt. or renegotiating the terms of agreements underlying such debt obligations.

On January 27, 2000, Applied Power Inc.'s ("Applied Power") board of directors authorized various actions to enable Applied Power to distribute its Electronics segment ("APW Ltd.") to its shareholders. On July 31, 2000 we distributed the capital stock of APW Ltd. to our shareholders. Based on APW Ltd.'s annual report of Form 10-K for its fiscal year ended August 31, 2001, APW Ltd. has indicated that it has experienced financial difficulties. We are, or may be, responsible for various APW Ltd. liabilities, including liabilities for taxes and lease payments. In the event that APW Ltd. is unable to fulfill its obligations, there could be a materially adverse impact to the Company's financial position and result of operations. See Note 7, "Distribution of Electronics Segment," for further discussion.

No dividend payments were declared or made during the first quarter of fiscal 2002, nor does the Company expect to pay dividends in the foreseeable future, but will instead retain cash for working capital needs, acquisitions, and to reduce outstanding debt. At November 30, 2001, the Company had approximately $46 million of availability under its credit facilities. The Company believes that availability under its credit facilities, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for at least the next twelve months.

Recent Events
-------------
The Company's annual meeting of shareholders was held on Friday, January 4, 2002. At the meeting, shareholders voted on a proposal to elect a board of seven directors. For further information regarding business conducted at the meeting, see the Company's 2002 Proxy Statement.

Outlook
-------
The Company has revised its estimates of its projected operating results for fiscal 2002 and has made those revised estimates available to the public in a press release. Accordingly, shareholders and others should no longer rely on the Company's prior estimates of projected operating results, including the estimates appearing in the Company's Annual Report on Form 10-K for its fiscal year ended August 31, 2001, because those prior estimates have been revised and superseded to reflect current operating and market conditions.

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

A discussion of the Company's accounting policies for derivative financial instruments is included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001 within Note 1 - "Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements.

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

The Company's identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The Company periodically identifies areas where it does not have naturally occurring offsetting positions and then purchases hedging instruments to protect against anticipated exposures. There are no such hedging instruments in place at November 30, 2001 or through the date of this filing. The Company's financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.

Interest Rate Risk - Given the Company's leverage, it is exposed to interest
------------------
rate risk from changes in interest rates. The Company has periodically utilized interest rate swap agreements historically to manage overall financing costs and interest rate risk. During the quarter ended May 31, 2001, the Company entered into a contract to swap variable interest rates on $25 million of the Senior debt for fixed interest rates. In the first quarter of fiscal 2002, the Company entered into a second contract to swap variable interest rates on $25 million of the Senior debt for fixed interest rates. The Company has no other such agreements in place at November 30, 2001 or through the date of this filing. The Company's Senior Credit Agreement stipulates that the lower of 50% of total debt or $200.0 million be fixed interest rate obligations. The Company is in compliance with this requirement.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Shareholders was held on January 4, 2002 to elect a board of seven directors. Each director nominee was elected. The number of votes for each nominee is set forth below:

                                   Share Votes For        Share Votes Withheld
                                ----------------------  ------------------------
Robert C. Arzbaecher                  6,675,731                 190,326
Gustav H.P. Boel                      6,722,014                 144,043
Bruce S. Chelberg                     6,727,813                 138,244
H. Richard Crowther                   6,677,557                 188,500
William K. Hall                       6,726,349                 139,698
Kathleen J. Hempel                    6,727,914                 138,143
William P. Sovey                      6,726,306                 139,751


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits

     See "Index to Exhibits" on page 25, which is incorporated herein by reference.

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended November 30, 2001.

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






                                ACTUANT CORPORATION
                                -------------------
                                (Registrant)



Date: January 14, 2002          By: /s/  Andrew G. Lampereur
                                   -------------------------
                                Andrew G. Lampereur
                                Vice President and Chief Financial Officer

                                (Principal Financial Officer
                                and duly authorized to sign
                                on behalf of the registrant)

                               ACTUANT CORPORATION
                               (the "Registrant")
                          (Commission File No. 1-11288)

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED NOVEMBER 30, 2001
                                INDEX TO EXHIBITS

                                                                  Incorporated Herein                Filed
  Exhibit                       Description                         By Reference To                 Herewith
------------      ---------------------------------------   ---------------------------------    --------------
   4.11           Amendment No. 2, dated as of November                                                X
                  28, 2001, to the Credit Agreement
                  dated as of July 31, 2000, among
                  Actuant Corporation, Credit Suisse
                  First Boston as Lead Arranger,
                  Collateral Agent and Administrative
                  Agent, First Union National Bank, as
                  Syndication Agent, ING (U.S.) Capital
                  LLC, as Documentation Agent and the
                  Lenders party thereto.

   10.28          Amendment No. 1, dated as of November                                                X
                  30, 2001, to the Receivables Sale
                  Agreement dated as of May 30, 2001,
                  among Actuant Corporation, Del City
                  Wire Co., Inc., GB Tools and Supplies,
                  Inc., Versa Technologies, Inc., and
                  Engineered Solutions, L.P., as
                  Existing Originators, Nielsen Hardware
                  Corp., Actuant Receivables
                  Corporation, as Buyer, and Wachovia
                  Bank, N.A., as Agent.

   10.29          Amendment No. 1, dated as of November                                                X
                  30, 2001, to the Receivables Purchase
                  Agreement dated as of May 30, 2001,
                  among Actuant Receivables Corporation,
                  as Seller, Actuant Corporation, as
                  Initial Servicer, Blue Ridge Asset
                  Funding Corporation and Wachovia Bank,
                  N.A., as Agent.

   10.30          Actuant Corporation Change in Control                                                X
                  Agreement for Robert C. Arzbaecher
                  dated January 7, 2002.

   10.31          Actuant Corporation Change in Control                                                X
                  Agreement for Andrew G. Lampereur
                  dated January 7, 2002