Form 10-Q
period 2002-02-28
ACTUANT CORP
filed 2002-04-12
CIK 6955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2002

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

                                  Yes   X     No ____
                                      ------


The number of shares outstanding of the registrant's Class A Common Stock as of March 31, 2002 was 11,586,550.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------


Part I - Financial Information
------------------------------
   Item 1 - Financial Statements (Unaudited)
   Actuant Corporation-
        Condensed Consolidated Statements of Earnings........................  3
        Condensed Consolidated Balance Sheets................................  4
        Condensed Consolidated Statements of Cash Flows......................  5
        Notes to Condensed Consolidated Financial Statements.................  6
   Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................... 18
   Item 3 - Quantitative and Qualitative Disclosures About Market Risk....... 25


Part II - Other Information
---------------------------
   Item 1 - Legal Proceedings................................................  *
   Item 2 - Changes in Securities and Use of Proceeds........................ 26
   Item 3 - Defaults Upon Senior Securities..................................  *
   Item 4 - Submission of Matters to a Vote of Security Holders..............  *
   Item 5 - Other Information................................................  *
   Item 6 - Exhibits and Reports on Form 8-K................................. 26

________________
*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

Risk Factors That May Affect Future Results
-------------------------------------------
This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "may," "should," "could," "anticipate," "believe," "estimate," "expect," "objective," "plan," "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, including statements under the caption Outlook, are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, truck, automotive, industrial production, and construction industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material or labor cost increases, foreign currency risk, interest rate risk, the economy's reaction to the September 11, 2001 and any other terrorist actions, uncollected tax or other indemnification claims from other parties, the Company's ability to access capital markets, the Company's high debt level which results in less financial flexibility in terms of debt covenants and borrowing availability, and other factors that may be referred to or noted in the Company's reports filed with the Securities and Exchange Commission from time to time.

PART I  - FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                               ACTUANT CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                     Three Months Ended                 Six Months Ended
                                                                        February 28,                      February 28,
                                                                ------------------------------    ----------------------------
                                                                    2002             2001             2002            2001
                                                                --------------    ------------    -------------    -----------
Net Sales ...................................................   $  108,434        $  115,521      $  221,574       $  235,317
Cost of Products Sold .......................................       71,744            74,545         146,851          152,511
                                                                ----------        ----------      ----------       ----------

           Gross Profit .....................................       36,690            40,976          74,723           82,806

Engineering, Selling and Administrative Expenses ............       21,059            21,698          40,986           43,268
Amortization of Intangible Assets ...........................          620             1,369           1,232            2,868
                                                                ----------        ----------      ----------       ----------

           Operating Earnings ...............................       15,011            17,909          32,505           36,670

Net Financing Costs .........................................        9,808            12,529          19,697           25,500
Other Expense (Income) ......................................       (1,101)              165            (741)          (1,297)
                                                                ----------        ----------      ----------       ----------

Earnings Before Income Tax Expense ..........................        6,304             5,215          13,549           12,467

Income Tax Expense ..........................................        2,270             2,116           4,950            5,084
                                                                ----------        ----------      ----------       ----------

Net Earnings Before Cumulative Effect of Change in
  Accounting Principle ......................................        4,034             3,099           8,599            7,383

Cumulative Effect of Change in Accounting Principle .........           --                --          (7,200)              --
                                                                ----------        ----------      ----------       ----------

Net Earnings ................................................   $    4,034        $    3,099      $    1,399       $    7,383
                                                                ==========        ==========      ==========       ==========

Basic Earnings (Loss) Per Share:
  Net Earnings Before Cumulative Effect of Change in
     Accounting Principle ...................................   $     0.46        $     0.39      $     1.03       $     0.93
  Cumulative Effect of Change in Accounting Principle                   --                --           (0.86)              --
                                                                ----------        ----------      ----------       ----------
  Total .....................................................   $     0.46        $     0.39      $     0.17       $     0.93
                                                                ==========        ==========      ==========       ==========

Diluted Earnings (Loss) Per Share:
  Net Earnings Before Cumulative Effect of Change in
     Accounting Principle ...................................   $     0.44        $     0.37      $     0.97       $     0.89
  Cumulative Effect of Change in Accounting Principle .......           --                --           (0.81)              --
                                                                ----------        ----------      ----------       ----------
  Total .....................................................   $     0.44        $     0.37      $     0.16       $     0.89
                                                                ==========        ==========      ==========       ==========

Weighted Average Common Shares Outstanding:
  Basic .....................................................        8,723             7,934           8,370            7,931
  Diluted. ..................................................        9,268             8,289           8,857            8,322


      See accompanying Notes to Condensed Consolidated Financial Statements

                               ACTUANT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                 February 28,  August 31,
                                                                                     2002         2001
                                                                                 ------------  ---------
                                                                                  (Unaudited)
                                     ASSETS
                                     ------

Current Assets:
         Cash and cash equivalents ............................................   $  50,385    $  26,554
         Accounts receivable, net .............................................      55,209       54,971
         Inventories, net .....................................................      54,791       56,738
         Deferred income taxes ................................................       9,432        5,833
         Other current assets .................................................       4,928        5,074
                                                                                  ---------    ---------
                 Total Current Assets .........................................     174,745      149,170

Property, Plant and Equipment, net ............................................      37,911       39,482
Goodwill, net .................................................................     101,280      108,124
Other Intangible Assets, net ..................................................      19,699       20,916
Other Long-term Assets ........................................................      23,640       25,024
                                                                                  ---------    ---------

Total Assets ..................................................................   $ 357,275    $ 342,716
                                                                                  =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
         Short-term borrowings ................................................   $      44    $   1,568
         Trade accounts payable ...............................................      39,397       39,798
         Accrued compensation and benefits ....................................      10,940       10,655
         Income taxes payable .................................................      47,566       50,034
         Other current liabilities ............................................      26,022       32,134
                                                                                  ---------    ---------
                 Total Current Liabilities ....................................     123,969      134,189

Long-term Debt ................................................................     251,106      325,752
Deferred Income Taxes .........................................................       4,083        3,907
Other Long-term Liabilities ...................................................      18,584       18,622

Shareholders' Equity:
         Class A common stock, $0.20 par value, authorized 16,000,000 shares,
           Issued and outstanding 11,583,765 and 8,013,306 shares, respectively       2,317        1,603
         Additional paid-in capital ...........................................    (524,474)    (623,867)
         Accumulated other comprehensive loss .................................     (21,446)     (19,227)
         Retained earnings ....................................................     503,136      501,737
                                                                                  ---------    ---------
                  Total Shareholders' Deficit .................................     (40,467)    (139,754)
                                                                                  ---------    ---------

Total Liabilities and Shareholders' Equity ....................................   $ 357,275    $ 342,716
                                                                                  =========    =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               ACTUANT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Six Months Ended February 28,
                                                                              -----------------------------
                                                                                   2002           2001
                                                                               ------------   ------------
Operating Activities
--------------------
Net earnings ...........................................................       $      1,399   $      7,383
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
           Depreciation and amortization ...............................              6,087          8,050
           Amortization of debt discount and debt issuance costs .......              1,379          1,094
           Cumulative effect of change in accounting principle .........              7,200             --
           Benefit for deferred income taxes ...........................               (171)           (50)
           Other non-cash items ........................................                154           (937)
           Changes in operating assets and liabilities:
                    Accounts receivable ................................             (1,808)        (3,458)
                    Inventories ........................................              1,347          5,129
                    Other assets .......................................               (543)        (1,501)
                    Trade accounts payable .............................                223         (4,232)
                    Income taxes payable. ..............................             (5,349)       (24,676)
                    Other accrued liabilities ..........................             (7,599)        (3,241)
                    Receivable from APW Ltd. ...........................                 --         30,894
                                                                               ------------   ------------
    Net cash provided by operating activities ..........................              2,319         14,455

Investing Activities
--------------------
Proceeds from sale of property, plant and equipment ....................              1,659             --
Additions to property, plant and equipment .............................             (5,229)        (3,578)
Product line dispositions and other ....................................                 --            238
                                                                               ------------   ------------
    Net cash used in investing activities ..............................             (3,570)        (3,340)

Financing Activities
--------------------
Net principal (payments) borrowings on debt ............................            (75,710)       (20,895)
Net proceeds from issuance of common stock .............................             99,705             --
Proceeds from stock option exercises ...................................              1,149            340
                                                                               ------------   ------------
    Net cash provided by (used in) financing activities ................             25,144        (20,555)

Effect of exchange rate changes on cash ................................                (62)          (202)
                                                                               ------------   ------------

Net increase (decrease) in cash and cash equivalents ...................             23,831         (9,642)

Cash and cash equivalents - beginning of period ........................             26,554          9,896
                                                                               ------------   ------------

Cash and cash equivalents - end of period ..............................       $     50,385   $        254
                                                                               ============   ============

      See accompanying Notes to Condensed Consolidated Financial Statements

                               ACTUANT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except shares and per share amounts)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Actuant Corporation ("Actuant" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company's significant accounting policies are disclosed in its fiscal 2001 Annual Report on Form 10-K. For additional information, refer to the consolidated financial statements and related footnotes in the Company's fiscal 2001 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as discussed otherwise, such adjustments consist of only those of a normal recurring nature. Operating results for the six months ended February 28, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2002.

Prior year's financial statements have been reclassified where appropriate to conform to current year presentations.

Note 2.  Acquisitions and Divestitures

In March 2001, the Company, through a wholly owned subsidiary, acquired certain assets and assumed certain liabilities of Dewald Manufacturing, Inc. ("Dewald"). Dewald is engaged in the design and manufacture of recreational vehicle ("RV") slide out and leveling systems for the North American RV market. The results of operations of Dewald are included in the accompanying financial statements since the date of the acquisition and are included in the Engineered Solutions segment in Note 14 - Segment Information. The acquisition was accounted for as a purchase, and the purchase price of $13.0 million (including deferred purchase price of $1.8 million) was allocated to the fair value of the assets acquired and the liabilities assumed. The excess purchase price over the fair value of the assets acquired, which approximated $8.8 million, was recorded as goodwill. This acquisition was funded by borrowings under Actuant's senior secured credit facility.

In May 2001, the Company sold the Enerpac Quick Mold Change ("QMC") product line in the Tools & Supplies segment to the QMC business management team for approximately $1.0 million. QMC had annual sales of approximately $6.0 million. The sale resulted in a loss of approximately $0.7 million, $0.4 million after-tax, or $0.05 per diluted share.

In August 2001, the Company completed the sale of Mox-Med, Inc., a business unit in the Engineered Solutions segment. Mox-Med had annual sales of approximately $18.0 million at the time of the sale. Cash proceeds from the sale were approximately $40.5 million, which resulted in a net gain of $18.5 million, $11.1 million after-tax, or $1.34 per diluted share. During the quarter ended November 30, 2001, the Company paid approximately $7.0 million in income taxes and fees related to the Mox-Med, Inc. sale.

Note 3.  Accounts Receivable Financing

During fiscal 2001, the Company established an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a financial institution. Sales of the participating interests in the trade receivables are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows. Trade receivables sold and being serviced by the Company were $27.5 million and $25.3 million at February 28, 2002 and August 31, 2001, respectively.

Accounts receivable financing costs of $0.3 million and $0.6 million for the three months and six months ended February 28, 2002, respectively, are included in "Net Financing Costs" in the accompanying Condensed Consolidated Statements of Earnings. Total cash proceeds under the trade accounts receivable financing program were $34.9 million and $64.3 million for the three months and six months ended February 28, 2002, respectively. There were no receivables sold during the first and second quarters of fiscal 2001, and as such there were no accounts receivable financing costs for those quarters.

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

Note 5.  Goodwill and Other Intangible Assets

The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $3.2 million in fiscal 2002. Under the transitional provisions of SFAS No. 142, the Company recorded an impairment loss associated with its Milwaukee Cylinder reporting unit of $7.2 million in the first quarter. The impairment loss has been recorded as a cumulative effect of change in accounting principle on the accompanying Condensed Consolidated Statements of Earnings for the six months ended February 28, 2002.

The following sets forth a reconciliation of net income and earnings per share information for the three months and six months ended February 28, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.

                                                     For the Three Months      For the Six Months
                                                       Ended February 28,      Ended February 28,
                                                     --------------------    ---------------------
                                                       2002        2001        2002         2001
                                                     --------    --------    --------     --------
Reported net earnings before cumulative effect of
    change in accounting principle ................  $  4,034    $  3,099    $  8,599     $  7,383
Reported net (loss) earnings ......................     4,034       3,099       1,399        7,383

Add: Goodwill amortization, net of tax effect .....        --         741          --        1,531

Adjusted net earnings before cumulative effect
    of change in accounting principle .............     4,034       3,840       8,599        8,914
Adjusted net (loss) earnings ......................  $  4,034    $  3,840    $  1,399     $  8,914

Basic earnings per share:

      Adjusted net earnings before cumulative
        effect of change in accounting principle ..  $   0.46    $   0.48    $   1.03     $   1.12
      Adjusted net (loss) earnings ................  $   0.46    $   0.48    $   0.17     $   1.12

Diluted earnings per share:

      Adjusted net earnings before cumulative
        effect of change in accounting principle ..  $   0.44    $   0.46    $   0.97     $   1.07
      Adjusted net (loss) earnings ................  $   0.44    $   0.46    $   0.16     $   1.07

The changes in the carrying amount of goodwill for the year ended August 31, 2001 and for the six months ended February 28, 2002 are as follows:

                                                        Tools &          Engineered
                                                        Supplies          Solutions
                                                        Segment            Segment         Total
                                                     --------------    --------------  ------------
Balance as of August 31, 2000 .....................  $   44,451        $   71,897      $    116,348
Goodwill of acquired businesses ...................          --             8,291             8,291
Amortization ......................................      (1,569)           (2,404)           (3,973)
Goodwill  written  off related to sale of
   business unit ..................................          --           (12,613)          (12,613)
Currency impact ...................................          --                71                71
                                                     --------------    --------------  ------------
Balance as of August 31, 2001 .....................      42,882            65,242           108,124
Transitional impairment charge ....................          --            (7,200)           (7,200)
Purchase price allocation adjustment ..............          --               491               491
Currency impact ...................................          --              (135)             (135)
                                                     --------------    --------------  ------------
Balance as of February 28, 2002 ...................  $   42,882        $   58,398      $    101,280
                                                     ==============    ==============  ============

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of February 28, 2002 and August 31, 2001 are as follows:

                                 February 28, 2002                               August 31, 2001
                    ---------------------------------------------     -----------------------------------------
                      Gross                              Net           Gross                            Net
                     Carrying      Accumulated          Book          Carrying      Accumulated        Book
                      Amount       Amortization         Value          Amount       Amortization       Value
                    ----------    --------------    ------------     ----------    ---------------  -----------
Patents ..........  $   21,703      $      7,375       $  14,328      $  22,652       $    7,653      $  14,999
Trademarks .......       4,516               978           3,538          4,496              842          3,654
Non-compete
   agreements ....       3,292             2,201           1,091         10,509            9,038          1,471
Other ............       1,324               582             742          2,086            1,294            792
                    ----------    --------------    ------------     ----------    -------------    -----------
Total ............  $   30,835      $     11,136       $  19,699      $  39,743       $   18,827      $  20,916
                    ==========    ==============    ============     ==========    =============    ===========

Amortization expense recorded on the intangible assets for the three months and six months ended February 28, 2002 was $0.6 million and $1.2 million, respectively, and for the three months and six months ended February 28, 2001 was $0.6 million and $1.3 million, respectively. The reduction in gross carrying amount and accumulated amortization for non-compete agreements and other intangible assets in the table above reflect the removal of fully amortized intangible assets in fiscal 2002. The estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the year ended August 31,
-----------------------------
2002 .............................    $2,450
2003 .............................    $2,195
2004 .............................    $1,783
2005 .............................    $1,600
2006 .............................    $1,579


Note 6.  New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, however earlier adoption is permitted. The Company does not expect SFAS No. 144 will have a material impact on the consolidated financial statements.

Note 7.  Common Stock

On February 13, 2002, the Company sold, pursuant to an underwritten public offering, 3,450,000 shares of its Class A common stock at a price of $30.50 per share. Cash proceeds from the offering, net of underwriting discounts, were approximately $99.7 million. Excluding underwriting discounts, the Company incurred approximately $0.8 million of additional accounting, legal and other expenses related to the offering that were subsequently charged to additional paid-in capital. The proceeds will be used to redeem a portion of the Company's 13% senior subordinated notes and retire portions of the Company's term debt under its senior secured credit facility.

A summary of the equity accounts affected by the common stock offering is as follows:

                                          Class A             Additional
                                       Common Stock         Paid-in Capital
                                     ------------------    ----------------
Balance at August 31, 2001 ......    $            1,603    $       (623,867)
Common stock offering ...........                   690              98,265
Stock option exercises ..........                    24               1,125
Restricted stock awards .........                    --                   3
                                     ------------------    ----------------
Balance at February 28, 2002 ....    $            2,317    $       (524,474)
                                     ==================    ================


Note 8.  Distribution of Electronics Segment

On January 27, 2000, Applied Power Inc.'s ("Applied Power") board of directors authorized various actions to enable Applied Power to distribute its Electronics segment ("APW Ltd.") to its shareholders (the "Distribution"). Refer to Note 2 to the consolidated financial statements in the Company's fiscal 2001 Annual Report on Form 10-K for a discussion of certain tax indemnification matters. Prior to the Distribution, Applied Power, in the normal course of business, entered into certain real estate and equipment leases or guaranteed such leases on behalf of its subsidiaries, including those in the Electronics segment. In conjunction with the Distribution, the Company assigned its rights in such leases used in the Electronics segment to APW Ltd., but was not released as a responsible party from all such leases by the lessors. As a result, the Company remains contingently liable for such leases in the event APW Ltd. does not meet its obligations under the lease agreements. The discounted present value of future minimum lease payments for the leases totals approximately $23.9 million at February 28, 2002. In the event APW Ltd. is unable to meet its obligations under such lease agreements, the Company would seek to mitigate such exposure by subletting the properties or negotiating out of the existing lease agreements. If APW Ltd. is unable to fulfill its obligations under the indemnification arrangements and lease commitments, there could be a material adverse impact to the Company's financial position and results of operations.

Note 9.  Restructuring Costs

The Company adopted plans to restructure portions of its operations in the fiscal third quarter of 2001. These plans were designed to reduce administrative and operational costs and resulted in a charge of $1.7 million, or $1.0 million after-tax. Of the pre-tax charge, $0.3 million related to the consolidation of RV slide-out production facilities, $0.6 related to downsizing the cable tie production facility, and $0.8 million related to other personnel reductions. The Company wrote down the fixed assets at the locations being closed or downsized to their fair value, less costs to sell, in the third quarter of fiscal 2001. As a result of these plans, the Company eliminated approximately 36 positions.

In the second quarter of fiscal 2002 the Company received net cash proceeds of approximately $0.5 million from the sale of a former RV slide-out manufacturing facility. The Company is currently executing the downsizing plan for its cable tie production facility. The remainder of the costs accrued primarily represent future minimum lease payments on the idled cable tie production facility.

A rollforward of the restructuring reserve recorded is shown in the following table:

                              August 31, 2001                             February 28, 2002
                                Restructuring           Cash                Restructuring
                                  Reserve             Payments                 Reserve
                             -------------------    --------------     ----------------------
Severance ................   $               182    $          182     $                   --
Exit Costs ...............                   820               330                        490
                             -------------------    --------------     ----------------------
                             $             1,002    $          512     $                  490
                             ===================    ==============     ======================

Note 10.  Gain on Insurance Settlement

In February 2001, one of the Company's facilities in Oldenzaal, The Netherlands was damaged by fire. The fire damaged a portion of the leased building, as well as certain inventory and property, plant and equipment contained therein. Additionally, the fire impacted the shipment of product produced on the truck cab-tilt production line that was housed in the damaged facility. The Company was party to an insurance contract that covered the damaged inventory and equipment as well as the business interruption resulting from the fire. In the third quarter of fiscal 2001, the Company recorded a pre-tax gain of $1.0 million to reflect the difference between the book value of the assets destroyed and the minimum reimbursement received for such assets during the quarter from the insurance carrier. During the second quarter of fiscal 2002, the Company settled its claim with the insurance company, and as a result recorded an additional gain of $0.6 million. The new facility is expected to be fully operational by June 2002, at which time the Company will vacate certain temporary production facilities.

Note 11.  Derivatives

All derivatives are recognized on the balance sheet at their estimated fair value. At August 31, 2001 the Company was party to one interest rate swap contract to convert $25 million of its variable rate debt to a fixed rate. In the first quarter of fiscal 2002, the Company entered into a second contract to convert a further $25 million of its variable rate debt to a fixed rate. Unrealized gains (losses) of $0.4 million and $(0.3) million were recorded in other comprehensive income for the three and six months ended February 28, 2002, respectively. During the second quarter of fiscal 2002, the Company recorded interest expense of $0.2 million to recognize the portion of a swap contract that became ineffective due to the pay down of term debt as a result of the common stock offering. The remaining effective notional amount of contracts is approximately $40 million at February 28, 2002. There were no such swap contracts in place at February 28, 2001.

Note 12.  Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

                                                                           Three Months Ended             Six Months Ended
                                                                              February 28,                  February 28,
                                                                        --------------------------    --------------------------
                                                                           2002           2001           2002           2001
                                                                        -----------    -----------    -----------     ----------
Numerator:
     Net earnings before cumulative effect of change in
        accounting principle ......................................     $     4,034    $     3,099    $     8,599     $    7,383
     Cumulative effect of change in accounting principle ..........              --             --         (7,200)            --
                                                                        -----------    -----------    -----------     ----------
     Net (loss) earnings ..........................................     $     4,034    $     3,099    $     1,399     $    7,383
                                                                        ===========    ===========    ===========     ==========

Denominator:

     Weighted average common shares outstanding for
        basic earnings per share ..................................           8,723          7,934          8,370          7,931
     Net effect of stock options based on the treasury
        stock method using average market price ...................             545            355            487            391
                                                                        -----------    -----------    -----------     ----------
     Weighted average common and equivalent shares
        outstanding for diluted earnings per share ................           9,268          8,289          8,857          8,322
                                                                        ===========    ===========    ===========     ==========

Basic Earnings Per Share:

     Net earnings before cumulative effect of change in
        accounting principle ......................................     $      0.46    $      0.39    $      1.03     $     0.93
     Cumulative effect of change in accounting principle ..........              --             --          (0.86)            --
                                                                        -----------    -----------    -----------     ----------
     Basic earnings per share .....................................     $      0.46    $      0.39    $      0.17     $     0.93
                                                                        ===========    ===========    ===========     ==========

Diluted Earnings per Share:

     Net earnings before cumulative effect of change in
        accounting principle ......................................     $      0.44    $      0.37    $      0.97     $     0.89
     Cumulative effect of change in accounting principle ..........              --             --          (0.81)            --
                                                                        -----------    -----------    -----------     ----------
     Diluted earnings per share ...................................     $      0.44    $      0.37    $      0.16     $     0.89
                                                                        ===========    ===========    ===========     ==========

Note 13.  Comprehensive Income

The components of comprehensive income are as follows:


                                                             Three Months Ended             Six Months Ended
                                                                February 28,                  February 28,
                                                          ------------------------    --------------------------
                                                             2002           2001           2002           2001
                                                          ---------    -----------    -----------     ----------
Net (loss) earnings ....................................  $   4,034      $   3,099      $   1,399       $  7,383
Foreign currency adjustments ...........................     (1,504)          (370)        (2,023)        (1,886)
Unrealized gain (loss) interest rate swap, net of
  taxes ................................................        367             --           (301)            --
                                                          ---------    -----------    -----------     ----------
Comprehensive income  (loss) ...........................  $   2,897      $   2,729      $    (925)      $  5,497
                                                          =========    ===========    ===========     ==========

Note 14.  Segment Information

The Company is organized and managed as two business segments: Tools & Supplies and Engineered Solutions, with separate and distinct operating management and strategies. The Tools & Supplies segment is primarily involved in the design, manufacture, and distribution of tools and supplies to the construction, electrical wholesale, retail do-it-yourself, industrial and production automation markets. The Engineered Solutions segment focuses on developing and marketing value-added, customized motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and industrial markets. "General corporate and other" as indicated below primarily includes general corporate expenses, financing costs on third party debt and foreign currency exchange adjustments.

The following table summarizes financial information by reportable segment:

                                                    Three Months Ended            Six Months Ended
                                                       February 28,                 February 28,
                                             ---------------------------    ----------------------------
                                                  2002           2001            2002           2001
                                             ------------    -----------    ------------   -------------
Net Sales:
Tools & Supplies .........................   $     62,338    $    70,873    $    126,405   $     142,712
Engineered Solutions .....................         46,096         44,648          95,169          92,605
                                             ------------    -----------    ------------   -------------
Total ....................................   $    108,434    $   115,521    $    221,574   $     235,317
                                             ============    ===========    ============   =============

Earnings Before Income Tax Expense:
Tools & Supplies .........................   $     10,260    $    10,294    $     20,570   $      20,324
Engineered Solutions .....................          3,044          4,171           6,972           9,574
General Corporate and Other ..............         (7,000)        (9,250)        (13,993)        (17,431)
                                             ------------    -----------    ------------   -------------
Total ....................................   $      6,304    $     5,215    $     13,549   $      12,467
                                             ============    ===========    ============   =============

Note 15.  Guarantor Condensed Financial Statements

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

                 CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

                                                              Three Months Ended February 28, 2002
                                            ------------------------------------------------------------------------
                                               Actuant                         Non
                                             Corporation    Guarantors     -Guarantors   Eliminations   Consolidated
                                            ------------   -----------    ------------   ------------   ------------
Net sales................................   $    19,208    $    54,991    $    34,235    $        --    $  108,434
Cost of products sold....................        10,180         39,520         22,044             --        71,744
                                            -----------    -----------    -----------    -----------    ----------
     Gross profit........................         9,028         15,471         12,191             --        36,690
Engineering, selling, and administrative          5,858          8,392          6,809             --        21,059
expenses.................................
Amortization of intangible assets........             1            605             14             --           620
                                            -----------    -----------    -----------    -----------    ----------
     Operating earnings..................         3,169          6,474          5,368             --        15,011
Other expense (income):
     Intercompany activity, net..........          (715)           363            352             --            --
     Net financing costs.................         9,404            250            154             --         9,808
     Other expense (income)..............          (206)            45           (940)            --        (1,101)
                                            -----------    -----------    -----------    -----------    ----------
Earnings (loss) before income tax expense
   (benefit)..............................       (5,314)         5,816          5,802             --         6,304
Income tax expense (benefit).............        (1,442)         2,171          1,541             --         2,270
                                            -----------    -----------    -----------    -----------    ----------
Net earnings (loss)......................   $    (3,872)   $     3,645    $     4,261    $        --    $    4,034
                                            ===========    ===========    ===========    ===========    ==========

                                                                  Three Months Ended February 28, 2001
                                            ------------------------------------------------------------------------
                                               Actuant                       Non -
                                             Corporation    Guarantors     Guarantors    Eliminations   Consolidated
                                            ------------   -----------   ------------   -------------  -------------
Net sales.................................  $    19,496   $     56,293   $     39,732   $         --   $    115,521
Cost of products sold.....................       11,883         36,770         25,892             --         74,545
                                            -----------    -----------   ------------   ------------   ------------
     Gross profit.........................        7,613         19,523         13,840             --         40,976
Engineering, selling, and administrative
expenses..................................        6,025          9,633          6,040             --         21,698
Amortization of intangible assets.........            2          1,299             68             --          1,369
                                            -----------    -----------   ------------   ------------   ------------
     Operating earnings...................        1,586          8,591          7,732             --         17,909
Other expense (income):
     Intercompany activity, net...........         (763)           399            364             --             --
     Net financing costs..................       12,180              2            347             --         12,529
     Other expense (income)...............          112             11             42             --            165
                                            -----------    -----------   ------------   ------------   ------------
Earnings (loss) before income tax expense                                       6,979                         5,215
     (benefit)............................       (9,943)         8,179                            --
Income tax expense (benefit)..............       (3,333)         3,320          2,129             --          2,116
                                            -----------    -----------   ------------   ------------   ------------
Net earnings (loss).......................  $    (6,610)   $     4,859   $      4,850   $         --   $      3,099
                                            ===========    ===========   ============   ============   ============

                 CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

                                                                    Six Months Ended February 28, 2002
                                                 --------------------------------------------------------------------------
                                                    Actuant                         Non -
                                                  Corporation     Guarantors     Guarantors    Eliminations   Consolidated
                                                 -------------- -------------- -------------- -------------- --------------
Net sales .....................................  $    36,789    $     110,987  $      73,798  $          --  $      221,574
Cost of products sold .........................       19,733           79,911         47,207             --         146,851
                                                 -----------    -------------  -------------  -------------  --------------
     Gross profit .............................       17,056           31,076         26,591             --          74,723
Engineering, selling, and administrative
    expenses ..................................       12,025           16,401         12,560             --          40,986
Amortization of intangible assets .............            5            1,208             19             --           1,232
                                                 -----------    -------------  -------------  -------------  --------------
     Operating earnings .......................        5,026           13,467         14,012             --          32,505
Other expense (income):
     Intercompany activity, net ...............       (1,065)           2,461         (1,396)            --              --
     Net financing costs ......................       18,752              646            299             --          19,697
     Other expense (income) ...................           42               (2)          (781)            --            (741)
                                                 -----------    -------------  -------------  -------------  --------------
Earnings (loss) before income tax expense
   (benefit) ..................................      (12,703)          10,362         15,890             --          13,549
Income tax expense (benefit) ..................       (2,722)           4,416          3,256             --           4,950
                                                 -----------    -------------  -------------  -------------  --------------
Earnings (loss) before cumulative effect
   of change in accounting principle ..........       (9,981)           5,946         12,634             --           8,599
Cumulative effect of change in accounting
   principle ..................................           --            7,200             --             --           7,200
                                                 -----------    -------------  -------------  -------------  --------------
Net earnings (loss) ...........................  $    (9,981)   $      (1,254) $      12,634  $          --  $        1,399
                                                 ===========    =============  =============  =============  ==============

                                                                      Six Months Ended February 28, 2001
                                                 --------------------------------------------------------------------------
                                                     Actuant                        Non -
                                                   Corporation    Guarantors     Guarantors    Eliminations   Consolidated
                                                 -------------- -------------- -------------- -------------- --------------
Net sales .....................................  $      39,305  $    116,197   $     79,815   $         --   $      235,317
Cost of products sold .........................         24,097        76,712         51,702             --          152,511
                                                 -------------  ------------   ------------   ------------   --------------
     Gross profit .............................         15,208        39,485         28,113             --           82,806
Engineering, selling, and administrative
        expenses ..............................         11,224        19,199         12,845             --           43,268
Amortization of intangible assets .............              5         2,731            132             --            2,868
                                                 -------------  ------------   ------------   ------------   --------------
     Operating earnings .......................          3,979        17,555         15,136             --           36,670
Other (income) expense:
     Intercompany activity, net ...............         (2,288)        1,216          1,072             --               --
     Net financing costs ......................         25,031             2            467             --           25,500
     Other expense (income) ...................         (2,111)           14            800             --           (1,297)
                                                 -------------  ------------   ------------   ------------   --------------
(Loss) earnings before income tax
   (benefit) expense ..........................        (16,653)       16,323         12,797             --           12,797
Income tax (benefit) expense ..................         (5,428)        6,249          4,263             --            5,084
                                                 -------------  ------------   ------------   ------------   --------------
Net (loss) earnings ...........................  $     (11,225) $     10,074   $      8,534   $         --   $        7,383
                                                 =============  ============   ============   ============   ==============

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                              February 28, 2002
                                                 --------------------------------------------------------------------------
                                                     Actuant                        Non -
                                                   Corporation    Guarantors     Guarantors    Eliminations   Consolidated
                                                 -------------- -------------- -------------- -------------- --------------
                  ASSETS

Current assets
      Cash and cash equivalents ...............    $  46,794        $     555      $   3,036      $      --      $  50,385
      Accounts receivable, net ................        2,078            3,137         49,994             --         55,209
      Inventories, net ........................       13,514           31,410          9,867             --         54,791
      Deferred income taxes ...................        8,583               16            833             --          9,432
      Other current assets ....................        2,512              492          1,924             --          4,928
                                                   ---------        ---------      ---------      ---------      ---------
          Total current assets ................       73,481           35,610         65,654             --        174,745
Property, plant and equipment, net ............        5,364           22,169         10,378             --         37,911
Goodwill, net .................................           --           96,510          4,770             --        101,280
Other intangible assets, net ..................            5           19,638             56             --         19,699
Other long-term assets ........................       23,066               16            558             --         23,640
                                                   ---------        ---------      ---------      ---------      ---------
Total assets ..................................    $ 101,916        $ 173,943      $  81,416      $      --      $ 357,275
                                                   =========        =========      =========      =========      =========

          LIABILITIES AND EQUITY

Current liabilities
      Short-term borrowings ...................    $      --        $      --      $      44      $      --      $      44
      Trade accounts payable ..................        7,557           18,463         13,377             --         39,397
      Accrued compensation and benefits .......        3,975            2,384          4,581             --         10,940
      Income taxes payable ....................       40,444            4,500          2,622             --         47,566
      Other current liabilities ...............       15,158            8,019          2,845             --         26,022
                                                   ---------        ---------      ---------      ---------      ---------
          Total current liabilities ...........       67,134           33,366         23,469             --        123,969
Long-term debt ................................      237,651              420         13,035             --        251,106
Deferred income taxes .........................        5,060           (1,017)            40             --          4,083
Other long-term liabilities ...................       18,372               --            212             --         18,584
Intercompany balances, net ....................     (506,760)         (53,666)      (173,311)       733,737             --
Total shareholders' equity (deficit) ..........      280,459          194,840        217,971       (733,737)       (40,467)
                                                   ---------        ---------      ---------      ---------      ---------
Total liabilities and shareholders' equity ....    $ 101,916        $ 173,943      $  81,416      $      --      $ 357,275
                                                   =========        =========      =========      =========      =========

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                August 31, 2001
                                                     ----------------------------------------------------------------------------
                                                           Actuant                        Non -
                                                         Corporation    Guarantors     Guarantors    Eliminations   Consolidated
                                                       -------------- -------------- -------------- -------------- --------------
                  ASSETS
Current assets
      Cash and cash equivalents .................       $     25,785   $       621    $       148      $      --    $    26,554
      Accounts receivable, net ..................              3,233         5,625         46,113             --         54,971
      Inventories, net ..........................             14,606        31,920         10,212             --         56,738
      Deferred income taxes .....................              5,333            11            489             --          5,833
      Other current assets ......................              1,132           498          3,444             --          5,074
                                                       -------------- -------------- -------------- -------------- --------------
           Total current assets .................             50,089        38,675         60,406             --        149,170
Property, plant and equipment, net ..............              4,335        25,923          9,224             --         39,482
Goodwill, net ...................................                 --       103,219          4,905             --        108,124
Other intangible assets, net ....................                  9        20,847             60             --         20,916
Other long-term assets ..........................             24,087           168            769             --         25,024
                                                       -------------- -------------- -------------- -------------- --------------
Total assets ....................................       $     78,520   $   188,832    $    75,364      $      --    $   342,716
                                                       ============== ============== ============== ============== ==============

          LIABILITIES AND EQUITY
Current liabilities
      Short-term borrowings .....................       $         --   $        --    $     1,568      $      --    $     1,568
      Trade accounts payable ....................             10,062        17,297         12,439             --         39,798
      Accrued compensation and benefits .........              4,608         1,698          4,349             --         10,655
      Income taxes payable ......................             32,416         9,785          7,833             --         50,034
      Other current liabilities .................             20,189         9,237          2,708             --         32,134
                                                       -------------- -------------- -------------- -------------- --------------
           Total current liabilities ............             67,275        38,017         28,897             --        134,189
Long-term debt ..................................            311,656           420         13,676             --        325,752
Deferred income taxes ...........................              5,043        (1,027)          (109)            --          3,907
Other long-term liabilities .....................             18,384            --            238             --         18,622
Intercompany balances, net ......................           (491,161)      (55,907)      (198,212)       745,280             --
Total shareholders' equity (deficit) ............            167,323       207,329        230,874       (745,280)      (139,754)
                                                       -------------- -------------- -------------- -------------- --------------
Total liabilities and shareholders' equity ......       $     78,520   $   188,832    $    75,364      $      --    $   342,716
                                                       ============== ============== ============== ============== ==============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended February 28, 2002
                                                       ---------------------------------------------------------------------------
                                                           Actuant                       Non -
                                                         Corporation    Guarantors    Guarantors     Eliminations   Consolidated
                                                       --------------- ------------- -------------- -------------- ---------------
Operating activities
  Net (loss) earnings ...............................   $     (9,981)  $     (1,254)  $     12,634    $       --    $      1,399
  Adjustments to reconcile net (loss) earnings
  to cash provided by (used in) operating
  activities:
      Depreciation and amortization .................            763          3,949          1,375            --           6,087
      Amortization of debt discount and debt
      isssuance costs ...............................          1,379             --             --            --           1,379
      Cumulative effect of change in accounting
      principle .....................................             --          7,200             --            --           7,200
      Other non-cash items ..........................            189            (12)          (194)           --             (17)
      Changes in operating assets and
      liabilities, net ..............................         18,667        (12,526)       (31,413)       11,543         (13,729)
                                                       --------------- ------------- -------------- -------------- ---------------
Net cash provided by (used in) operating
activities ..........................................         11,017         (2,643)       (17,598)       11,543           2,319

Investing activities
  Proceeds from sale of property, plant and
  equipment .........................................             --          1,659             --            --           1,659
  Additions to property, plant and equipment ........         (1,070)        (1,324)        (2,835)           --          (5,229)
                                                       --------------- ------------  -------------- -------------  ---------------
Net cash (used in) provided by investing                      (1,070)           335         (2,835)           --          (3,570)
activities

Financing activities
  Net principal payments on debt ....................        (74,194)            --         (1,516)           --         (75,710)
  Net proceeds from issuance of common stock ........         99,705             --             --            --          99,705
  Proceeds from stock option exercises ..............          1,149             --             --            --           1,149
  Intercompany payables (receivables) ...............        (15,598)         2,242         24,899       (11,543)             --
                                                       --------------- ------------- -------------- -------------- ---------------
Net cash provided by (used in) financing activities..         11,062          2,242         23,383       (11,543)         25,144

Effect of exchange rate changes on cash .............             --             --            (62)           --             (62)
                                                       --------------- ------------- -------------- -------------- ---------------

Net increase (decrease) in cash and cash
equivalents .........................................         21,009            (66)         2,888            --          23,831
Cash and cash equivalents--beginning of period ......         25,785            621            148            --          26,554
                                                       --------------- ------------- -------------- -------------- ---------------
Cash and cash equivalents--end of period ............   $     46,794   $        555   $      3,036   $        --    $     50,385
                                                       =============== ============= ============== ============== ===============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS


                                                                            Six Months Ended February 28, 2001
                                                       -----------------------------------------------------------------------------
                                                          Actuant                         Non -
                                                        Corporation     Guarantors     Guarantors     Eliminations     Consolidated
                                                       -------------   ------------   ------------   --------------   --------------
Operating activities
  Net (loss) earnings ................................  $  (11,225)     $   10,074     $    8,534      $       --      $     7,383
  Adjustments to reconcile net (loss) earnings to
  cash provided by (used in) operating activities:
     Depreciation and amortization ...................       1,000           5,689          1,361              --            8,050
     Amortization of debt discount and debt
     isssuance costs .................................       1,094              --             --              --            1,094
     Other non-cash items ............................        (987)             --             --              --             (987)
     Changes in operating assets and liabilities,
     net .............................................      26,755         (39,759)        68,213         (56,294)          (1,085)
                                                        ----------      ----------     ----------      ----------      -----------
Net cash provided by (used in) operating activities...      16,637         (23,996)        78,108         (56,294)          14,455

Investing activities
   Additions to property, plant and equipment ........        (538)         (1,380)        (1,660)             --           (3,578)
   Product line dispositions and other ...............          --             238             --              --              238
                                                        ----------      ----------     ----------      ----------      -----------
Net cash used in investing activities ................        (538)         (1,142)        (1,660)             --           (3,340)

Financing activities
   Net principal (payments) borrowings on debt .......     (31,729)             --         10,834              --          (20,895)
   Proceeds from stock option exercises ..............         340              --             --              --              340
   Intercompany payables (receivables) ...............      11,067          24,267        (91,628)         56,294               --
                                                        ----------      ----------     ----------      ----------      -----------
Net cash (used in) provided by financing activities...     (20,322)         24,267        (80,794)         56,294          (20,555)

Effect of exchange rate changes on cash ..............          --              --           (202)             --             (202)
                                                        ----------      ----------     ----------      ----------      -----------

Net decrease in cash and cash equivalents ............      (4,223)           (871)        (4,548)             --           (9,642)
Cash and cash equivalents--beginning of period .......       5,076             721          4,099              --            9,896
                                                        ----------      ----------     ----------      ----------      -----------
Cash and cash equivalents--end of period .............  $      853      $     (150)    $     (449)     $       --      $       254
                                                        ==========      ==========     ==========      ==========      ===========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" when we refer to "Actuant" or the "Company," we mean Actuant Corporation and its subsidiaries. The Company's significant accounting policies are disclosed in the Notes to Consolidated Financial Statements in the fiscal 2001 Annual Report on Form 10-K. The more critical of these policies include revenue recognition, inventory valuation, goodwill and other intangible asset accounting, and the use of estimates.

Revenue Recognition: Revenue is recognized when title to the products being sold
-------------------
transfers to the customer, which is generally upon shipment. The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Inventories: Inventories are comprised of material, direct labor and
-----------
manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out ("LIFO") method for a portion of U.S. owned inventory (approximately 62% of total inventories at August 31, 2001). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the Condensed Consolidated Balance Sheet by approximately $7.1 million at August 31, 2001.

Goodwill and Other Intangible Assets: Other intangible assets, consisting
------------------------------------
primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from three to twenty-five years. Goodwill is not amortized, but is subjected to annual impairment testing in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Use of Estimates: As required under generally accepted accounting principles,
----------------
the condensed consolidated financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods presented. They also affect the disclosure of contingencies. Actual results could differ from those estimates and assumptions.

Results of Operations for the Three and Six Months Ended February 28, 2002 and
------------------------------------------------------------------------------
2001
----

During fiscal year 2001, the Company divested one business and one product line that were not considered integral to the Company's business strategy, collectively referred to as the "non-continuing businesses." The following table summarizes the divestitures that were completed:

                                                                                            Approximate
Divestitures                                      Segment                 Date          Annual Sales /(1)/
------------                                      -------                 ----        ----------------------
                                                                                          (in millions)
Quick Mold Change ("QMC")               Tools & Supplies             May 2001                $     6
Mox-Med                                 Engineered Solutions         August 2001                  18

----------
/(1)/     At the time of the transactions.

The comparability of operating results from period to period is impacted by the non-continuing businesses. The tables below show the effect, by segment, of the non-continuing businesses on reported results. In addition, a subsidiary of the Company acquired Dewald Manufacturing, Inc. in March 2001, which impacts the comparability of the operating results.

Net earnings before cumulative effect of change in accounting principle for the three and six months ended February 28, 2002 were $4.0 million, or $0.44 per diluted share, and $8.6 million, or $0.97 per diluted share, respectively. During the first quarter of fiscal 2002, the Company recorded a charge of $7.2 million, or $0.85 per diluted share, for the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Including this charge, the net earnings for the six months ended February 28, 2002 were $1.4 million, or $0.16 per diluted share, compared with $7.4 million, or $0.89 per diluted share, for the six months ended February 28, 2001.

Following are detailed discussions of the components of our operating results for the periods ended February 28, 2002 and 2001.

Net Sales by Segment
                                                --------------------------------------    --------------------------------------
(in thousands)                                     Three Months Ended                         Six Months Ended
                                                       February 28,                              February 28,
                                                --------------------------------------    --------------------------------------
                                                   2002          2001         Change         2002          2001         Change
                                                ----------    ----------    ----------    ----------    ----------    ----------
Tools & Supplies ...........................    $   62,338    $   70,873       (12.0)%    $  126,405    $  142,712       (11.4)%
Less: Non-continuing /(1)/ .................            --         1,308          --              --         2,217          --
                                                ----------    ----------                  ----------    -----------
   Adjusted Tools & Supplies ...............        62,338        69,565       (10.4)%       126,405       140,495       (10.0)%

Engineered Solutions .......................        46,096        44,648         3.2 %        95,169        92,605         2.8%
Less: Non-continuing /(2)/ .................            --         4,326          --              --         8,673          --
                                                ----------    ----------                  ----------    ----------
   Adjusted Engineered Solutions ...........        46,096        40,322        14.3 %        95,169        83,932        13.4 %

Total net sales ............................       108,434       115,521        (6.1)%       221,574       235,317        (5.8)%
Less: Non-continuing Businesses ............            --         5,634          --              --        10,890          --
                                                ----------    ----------                  ----------    ----------
   Total adjusted net sales ................    $  108,434    $  109,887        (1.3)%    $  221,574    $  224,427        (1.3)%
                                                ==========    ==========                  ==========    ==========

----------
(1) "Non-continuing" represents the divested QMC business of the Tools & Supplies segment.
(2) "Non-continuing" represents the divested Mox-Med business of the Engineered Solutions segment.

Total net sales decreased by $7.1 million, or 6.1%, from $115.5 million for the three months ended February 28, 2001 to $108.4 million for the three months ended February 28, 2002. Currency translation rates negatively impacted the quarter resulting in $2.2 million of the reported sales decline. Total net sales decreased by $13.7 million, or 5.8% from $235.3 million for the six months ended February 28, 2001 to $221.6 million for the six months ended February 28, 2002. Currency translation rates also negatively impacted the six-month results causing $1.5 million of the reported sales decline. Excluding the non-continuing businesses, adjusted net sales declined 1.3% for both the three and six-month periods ended February 28, 2002. Net sales in the three and six-month periods ending February 28, 2002 include the results of Dewald Manufacturing, Inc. which was acquired in March 2001. Assuming Dewald had been acquired on September 1, 2000, and its sales therefore included in our operating results in the fiscal 2001 periods presented, net sales would have decreased 4.7% and 6.6% for the three and six months ended February 28, 2002, respectively, primarily as a result of weak economic conditions in the Company's served markets.

Tools & Supplies
Net sales for Tools & Supplies decreased by $8.5 million or 12.0%, from $70.9 million for the three months ended February 28, 2001 to $62.3 million for the three months ended February 28, 2002. The QMC business, which was sold in fiscal 2001 and the negative impact of the change in currency exchange rates comprised $1.3 and $1.0 million of the decline, respectively. The remaining $6.2 million decrease was driven primarily by the weak economic conditions in North America, which caused decreases in sales by the Company to all of the markets served by the Tools & Supplies segment. Our sales to European and Asian customers decreased by approximately $0.6 million.

Tools & Supplies net sales for the six months ended February 28, 2002 declined $16.3 million, or 11.4%, from $142.7 million for the six months ended February 28, 2001 to $126.4 million. This decrease is comprised of the elimination of QMC sales of $2.2 million, the negative impact of currency translation rates of $1.0 million, the negative impact of the September 11, 2001 terrorist actions and the impact of the poor economic conditions in North America as described above.

Engineered Solutions
Engineered Solutions net sales increased $1.5 million, or 3.2%, from $44.6 million for the three months ended February 28, 2001 to $46.1 million for the three months ended February 28, 2002. Excluding the results of Mox-Med, which we divested in August 2001, Engineered Solutions net sales increased 14.3%. This increase is attributable to improved demand in the RV market including the benefit of sales from Dewald, which was acquired in March 2001. Assuming the Company owned Dewald during the second quarter of fiscal 2001, our sales to the RV market increased 35% in the second quarter of fiscal 2002 due to a sharp increase in demand from RV original equipment manufacturers. Aside from the RV market, we experienced sales declines in all of our other Engineered Solutions markets, including the truck and convertible top markets.

Engineered Solutions net sales for the six months ended February 28, 2002 increased $2.6 million, or 2.8%, from $92.6 million for the six months ended February 28, 2001 to $95.2 million. Excluding the impact of Mox Med, which was sold in 2001, Engineered Solutions net sales for the six-month period increased $11.2 million, or 13.4%. This increase in adjusted net sales is comprised of the improvement in RV market sales including the impact of Dewald sales, offset by decreases in sales to the automotive and truck markets.

Gross Profit

The following table summarizes gross profit and gross profit margins for the three months and six months ended February 28, 2002 and 2001:

Gross Profit by Segment
                                                --------------------------------------    --------------------------------------
(in thousands)                                     Three Months Ended                         Six Months Ended
                                                      February 28,                               February 28,
                                                --------------------------------------    --------------------------------------
                                                   2002          2001         Change         2002          2001         Change
                                                ----------    ----------    ----------    ----------    ----------    ----------
Tools & Supplies ...........................    $   26,148    $   28,653        (8.7)%    $   52,601    $   56,818        (7.4)%
Less: Non-continuing/(1)/ ..................            --           561          --              --           832          --
                                                ----------    ----------                  ----------    ----------
   Adjusted Tools & Supplies ...............    $   26,148    $   28,092        (6.9)%    $   52,601    $   55,986        (6.0)%
                                                ==========    ==========                  ==========    ==========

Engineered Solutions .......................    $   10,542    $   12,323       (14.5)%    $   22,122    $   25,988       (14.9)%
Less: Non-continuing/(2)/ ..................            --         2,165          --              --         4,032          --
                                                ----------    ----------                  ----------    ----------
   Adjusted Engineered Solutions ...........    $   10,542    $   10,158         3.8 %    $   22,122    $   21,956         0.8 %
                                                ==========    ==========                  ==========    ==========

Total gross profit .........................    $   36,690    $   40,976       (10.5)%    $   74,723    $   82,806        (9.8)%
Less: Non-continuing .......................            --         2,726          --              --         4,864          --
                                                ----------    ----------                  ----------    ----------

Total adjusted gross profit ................    $   36,690    $   38,250       ( 4.1)%    $   74,723    $   77,942        (4.1)%
                                                ==========    ==========                  ==========    ==========


Gross Profit Margins by Segment
Tools & Supplies ...........................          41.9%         40.4%                       41.6%         39.8%
Adjusted Tools & Supplies ..................          41.9%         40.4%                       41.6%         39.8%

Engineered Solutions .......................          22.9%         27.6%                       23.2%         28.1%
Adjusted Engineered Solutions ..............          22.9%         25.2%                       23.2%         26.2%

Total gross profit margin ..................          33.8%         35.5%                       33.7%         35.2%
Total adjusted gross profit margin .........          33.8%         34.8%                       33.7%         34.7%

----------
(1) "Non-continuing" represents the divested QMC business of the Tools & Supplies segment.
(2) "Non-continuing" represents the divested Mox-Med business of the Engineered Solutions segment.

Total gross profit for the second quarter of fiscal 2002 was $36.7 million, a $4.3 million decline from the $41.0 million reported in the second quarter of fiscal year 2001. Gross profit decreased $8.1 million, or 9.8%, from $82.8 million to $74.7 million for the six months ended February 28, 2001 and 2002, respectively. Approximately $2.7 and $4.9 million of the reductions, for the three and six months ended February 28, 2002, respectively, were due to the non-continuing businesses. The majority of the remaining reduction in gross profit was the result of lower sales volume, as explained above. Total gross profit margin declined from 35.5% to 33.8% for the three months ended February 28, 2002 and from 35.2% to 33.7% for the six months ended February 28, 2002 due to margin declines in the Engineered Solutions segment, partially offset by margin increases in the Tools & Supplies segment.

Tools & Supplies
Tools & Supplies gross profit decreased $2.6 million, or 8.7%, from $28.7 million to $26.1 million for the three months ended February 28, 2001 and 2002, respectively. For the six months ended February 28, 2002 gross profit decreased $4.2 million, or 7.4%, to $52.6 million from the $56.8 million of gross profit recognized for the six months ended February 28, 2001. These decreases resulted from the lower sales levels in fiscal 2002 as compared to fiscal 2001 and the impact of the non-continuing Tools & Supplies business. Although gross profit decreased, Tools & Supplies gross profit margins increased for the three and six month periods due to the realization of the benefits of cost reduction and restructuring activities in both the hydraulic and electrical tool businesses, including material cost reductions, personnel reductions and facility downsizing.

Engineered Solutions
Engineered Solutions gross profit decreased $1.8 million, or 14.5%, from $12.3 million to $10.5 million for the three months ended February 28, 2001 and 2002, respectively. For the six months ended February 28, 2002 gross profit decreased $3.9 million, or 14.9%, to $22.1 million from the $26.0 million of gross profit recognized for the six months ended February 28, 2001. These decreases are due to the divestiture of Mox-Med in August 2001, as well as lower gross profit margins on higher net sales. Excluding the impact of the divestiture of Mox-Med, adjusted gross profit margin declined from 25.2% to 22.9% for the three months ended February 28, 2002 and from 26.2% to 23.2% for the six months ended February 28, 2002. This margin decline was caused by lower fixed cost absorption at our more vertically integrated Milwaukee Cylinder and Nielsen Sessions operations due to lower sales and production levels, higher inefficiencies at our RV slide-out production facility due to an increase in demand at the end of the quarter as we were completing the consolidation of the slide-out production facilities, a shift in demand for the quarter to lower margin product, and lower absorption for the Engineered Solutions businesses in general due to end of year RV, automotive, and truck customer shut downs. During the second quarter of fiscal 2002 we also experienced higher pre-production costs associated with new convertible actuation business and $0.3 million of lower customer billings for prototype and development costs due to the contracted timing of billings.

Engineering, Selling, and Administrative  ("SAE")
Expense by Segment
                                                --------------------------------------    --------------------------------------
(in thousands)                                     Three Months Ended                         Six Months Ended
                                                      February 28,                               February 28,
                                                --------------------------------------    --------------------------------------
                                                   2002          2001         Change         2002          2001         Change
                                                ----------    ----------    ----------    ----------    ----------    ----------
Tools & Supplies ...........................    $   14,706    $   15,915        (7.6)%    $   29,181    $   31,720        (8.0)%
Less: Non-continuing /(1)/ .................            --           521          --              --         1,097          --
                                                ----------    ----------                  ----------    ----------
   Adjusted Tools & Supplies ...............        14,706        15,394        (4.5)%        29,181        30,623        (4.7)%

Engineered Solutions .......................         5,350         4,441        20.5 %         9,694         9,058         7.0 %
Less: Non-continuing /(2)/ .................            --           528          --              --         1,090          --
                                                ----------    ----------                  ----------    ----------
   Adjusted Engineered Solutions ...........         5,350         3,913        36.7 %         9,694         7,968        21.7 %

General Corporate ..........................         1,003         1,342       (25.3)%         2,111         2,490       (15.2)%

Total SAE expense ..........................        21,059        21,698        (2.9)%        40,986        43,268        (5.3)%
Less: Non-continuing Businesses ............            --         1,049          --              --         2,187          --
                                                ----------    ----------                  ----------    ----------
Total adjusted ESA expense .................    $   21,059    $   20,649         2.0 %    $   40,986    $   41,081        (0.2)%
                                                ==========    ==========                  ==========    ==========

----------
(1) "Non-continuing" represents the divested QMC business of the Tools & Supplies segment.
(2) "Non-continuing" represents the divested Mox-Med business of the Engineered Solutions segment.

Total SAE expenses decreased $0.6 million, or 2.9%, from $21.7 million for the three months ended February 28, 2001 to $21.1 million for the three months ended February 28, 2002. SAE decreased $2.3 million, or 5.3%, from $43.3 million to $41.0 million for the six months ended February 28, 2001 and 2002, respectively. Approximately $1.0 and $2.2 million of the reductions, for the three and six months ended February 28, 2002, respectively, were due to the non-continuing businesses.

Tools & Supplies
Tools & Supplies SAE expenses decreased $1.2 million, or 7.6%, from $15.9 million for the three months ended February 28, 2001 to $14.7 million for the three months ended February 28, 2002. For the six-month periods ended February 28, 2001 and 2002, SAE expenses decreased $2.5 million from $31.7 million to $29.2 million, or 8.0%. The non-continuing Tools & Supplies business comprised $0.5 million and $1.1 million of the decrease for the three and six months ended February 28, 2002, respectively. The remaining decrease was driven largely by cost reduction efforts initiated in fiscal 2001, and lower sales levels.

Engineered Solutions
Engineered Solutions SAE expenses increased $1.0 million, or 20.5%, from $4.4 million for the three months ended February 28, 2001 to $5.4 million for the three months ended February 28, 2002. For the six-month periods ended February 28, 2001 and 2002, SAE expenses increased $0.6 million from $9.1 million to $9.7 million, or 7.0%. Excluding the non-continuing business, Engineered Solutions adjusted SAE expenses increased 36.7% and 21.7% for the three and six months ended February 28, 2002, respectively. These increases in SAE were a result of the inclusion of SAE costs for Dewald, which was acquired March 1, 2001, non-accruable costs associated with the consolidation of RV production facilities, and a high level of prototype and engineering development costs related to convertible top actuation for new automotive models.

Amortization Expense
Amortization expense for the three months and six months ended February 28, 2002 was $0.6 million and $1.2 million, respectively, compared with $1.4 million and $2.9 million for the comparable prior year periods. These decreases were primarily due to ceasing goodwill amortization in accordance with SFAS No. 142. See Note 5 to the Condensed Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for more information on this change in accounting principle.

Net Financing Costs
Net financing costs for the three months and six months ended February 28, 2002 decreased $2.7 million and $5.8 million, respectively, compared to the respective prior year periods. These reductions were due to the combined effect of lower market interest rates and reduced debt levels in fiscal 2002. In February 2002 the Company recorded interest expense of $0.2 million to recognize the portion of a variable to fixed interest rate swap contract that became ineffective due to the pay down of term debt as a result of the common stock offering. See "Liquidity and Capital Resources" below for further information regarding the composition of our debt and the impact of our fiscal 2002 second quarter offering of 3,450,000 shares of Class A Common Stock.

Other Expense (Income)
Other expense (income) for the three and six months ended February 28, 2002 is comprised of the following (in thousands):

                                                                Three Months Ended         Six Months Ended
                                                                 February 28, 2002        February 28, 2002
                                                              -----------------------   ----------------------
    Gain on insurance recovery                                      $    (623)                $    (623)
    Net foreign currency transaction gain                                (561)                      (58)
    Other, net                                                             83                       (60)
                                                              -----------------------   ----------------------

    Other expense (income)                                          $  (1,101)                $    (741)
                                                              =======================   ======================

During the second quarter of fiscal 2002 we recognized a gain upon the final insurance settlement related to fire damage incurred in February 2001 at our manufacturing facility in Oldenzaal, The Netherlands. See Note 10 to the Condensed Consolidated Financial Statements, "Gain on Insurance Settlement," for further information. Other expense (income) for the three and six months ended February 28, 2001 is comprised primarily of foreign currency transaction gains and losses.

Cumulative Effect of Change in Accounting Principle
On September 1, 2001 the Company adopted SFAS No. 142. Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and performed impairment tests on the net goodwill associated with each of the reporting units. The Company recorded an impairment loss associated with its Milwaukee Cylinder reporting unit of $7.2 million, or $0.85 per diluted share in the first quarter of fiscal 2002. See Note 5 to the Condensed Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for further discussion.

Liquidity and Capital Resources
-------------------------------
Net cash provided by operating activities was $2.3 million for the six months ended February 28, 2002, compared to $14.5 million for the six months ended February 28, 2001. During the first quarter of fiscal 2002, cash payments were made for the semi-annual interest payment on our 13% senior subordinated notes due 2009 totaling $13.0 million and income tax and transaction costs of approximately $7.0 million related to the sale of Mox-Med. There were no similar payments for Mox-Med in the first quarter of the prior year, and the interest payment on the bonds in the prior year was approximately $6.5 million lower as the bonds had just recently been issued.

Net cash used in investing activities totaled $3.6 million and $3.3 million for the six months ended February 28, 2002 and 2001, respectively. This cash was used to fund capital expenditures in both periods, although for the six months ended February 28, 2002, the capital expenditures were partially offset by cash proceeds of $1.7 million on the sale of two unneeded facilities.

Cash provided by financing activities was $25.1 million for the six months ended February 28, 2002, as compared to cash used in financing activities of $20.6 million for the six months ended February 28, 2001. Cash provided from financing activities for the six months ended February 28, 2002 primarily reflects the proceeds of the equity offering offset by debt repayments as described below. Cash used in financing activities for the six months ended February 28, 2001 primarily reflects net debt repayments.

The Company issued 3,450,000 shares of previously unissued shares of Class A Common Stock in February 2002 for $30.50 per share (the "Equity Offering"). Cash proceeds from the Equity Offering, net of underwriting discounts, were approximately $99.7 million. The primary objectives of the Equity Offering were to 1) redeem $70 million of the 13% senior subordinated notes prior to the April 2003 expiration of our equity "clawback" feature, 2) reduce overall debt to improve financial stability and flexibility, 3) increase the "float" of the Company's common stock in the capital markets, and 4) increase the awareness of Actuant Corporation among United States investors.

Proceeds from the Equity Offering were utilized as follows (in thousands):

Net cash proceeds ........................................    $   99,705
Debt retirement ..........................................       (86,468)
Redemption premium on 13% notes ..........................        (9,100)
Accrued interest on 13% notes ............................        (3,387)
Transaction expenses .....................................          (750)
                                                              ----------
                                                              $       --
                                                              ==========

Due to the need to provide 30 days notice of the 13% note redemption to 13% note holders, and the Company's desire to first provide notice of such after the completion of the Equity Offering, the redemption of $70 million of the 13% notes occurred on March 15, 2002, after the end of the fiscal second quarter. As a result, all of the approximate $86 million of debt reduction was not reflected in the February 28, 2002 balance sheet or statement of cash flows. Approximately $23.5 million of the funds to redeem the debt were included in the $50.4 million cash balance at February 28, 2002.

Total debt was comprised of the following at February 28, 2002, assuming the redemption of the 13% bonds occurred in the second quarter, and at August 31, 2001:

                                                                                              Pro-Forma
                                                                          February 28,       February 28,        August 31,
Total Debt                                                                    2002            2002 /(1)/            2001
                                                                        ----------------   ----------------   ----------------
(in thousands)
Senior secured credit agreement
   Revolving credit borrowings .....................................     $           --     $       58,782     $       13,250
   Tranche A term loans ............................................                 --                 --             10,376
   Tranche B term loans ............................................             39,953             39,953             90,487
                                                                        ----------------   ----------------   ----------------
       Senior secured credit agreement .............................             39,953             98,735            114,113

13% Senior subordinated notes due 2009, net of discount ............            197,830            128,590            197,678
European term loan .................................................             13,036             13,036             13,675
Other ..............................................................                451                451              1,992
                                                                        ----------------   ----------------   ----------------
Total debt .........................................................     $      251,270     $      240,812     $      327,458
                                                                        ================   ================   ================

/(1)/  Assuming entire $86.5 million debt pay down occurred by February 28, 2002

The borrowings under the senior secured credit facility bear interest rates based on a variable pricing grid tied to the Company's total leverage, as measured by debt to trailing twelve-month EBITDA (earnings before interest, taxes, depreciation, and amortization). As a result of the debt retirement resulting from the Equity Offering, the borrowing "spread" above LIBOR will decline starting in the fiscal third quarter. The spread on revolver borrowings will be reduced from LIBOR plus 2.75% to LIBOR plus 2.50%. Similarly, the spread on the Tranche B term loans will be reduced from LIBOR plus 3.75% to LIBOR plus 3.50%.

Despite the significant deleveraging that has taken place during the last seven quarters, the Company will seek to continue to reduce debt. However, when strategic opportunities exist to grow the Company's core business through acquisitions, debt may be incurred to finance acquisitions. During the second quarter of fiscal 2002 the Company did not incur any debt to fund acquisitions. We continue to review alternatives and options to further reduce the Company's financing costs, including refinancing all or portions of existing debt or renegotiating the terms of agreements underlying such debt obligations.

Long term debt outstanding at February 28, 2002 is payable as follows:

 Years ended August 31,
 ----------------------
             2002 ..........................    $          --
             2003 ..........................    $       2,737
             2004 ..........................    $       5,736
             2005 ..........................    $       5,746
             2006 ..........................    $         382
             Thereafter ....................    $     236,505


The Company leases certain facilities, computers, equipment, and vehicles under various operating lease agreements, generally over periods from one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. For a schedule of future minimum lease payments see Note 8, "Leases," in the financial statements contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2001.

As more fully discussed in Note 3 to the Condensed Consolidated Financial Statements, "Accounts Receivable Financing", the Company is party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $27.5 million and $25.3 million at February 28, 2002 and August 31, 2001, respectively. If the Company were to discontinue this securitization program, at February 28, 2002 it would have been required to borrow approximately $27.5 million to finance the working capital increase.

On January 27, 2000, Applied Power Inc.'s ("Applied Power") board of directors authorized various actions to enable Applied Power to distribute its Electronics segment ("APW Ltd.") to its shareholders. On July 31, 2000 we distributed the capital stock of APW Ltd. to our shareholders. Based on APW Ltd.'s annual report on Form 10-K for its fiscal year ended August 31, 2001, and more recent public filings, APW Ltd. has indicated that it has experienced financial difficulties. We are, or may be, responsible for various APW Ltd. liabilities, including liabilities for taxes and lease payments. In the event that APW Ltd. is unable to fulfill its obligations, there could be a material adverse impact to the Company's financial position and result of operations. See Note 8 to the Condensed Consolidated Financial Statements, "Distribution of Electronics Segment," for further discussion.

No dividend payments were declared or made during the first two quarters of fiscal 2002, nor does the Company expect to pay dividends in the foreseeable future. Cash flow will instead be retained for working capital needs, acquisitions, and to reduce outstanding debt. At February 28, 2002, the Company had $100.0 million of availability under its credit facilities. However, the availability following the 13% senior subordinated bond redemption on March 15, 2002 was reduced to approximately $41.2 million following the Company's $58.8 million revolver draw down. The Company's senior credit agreement contains customary limits and restrictions concerning investments, sales of assets, liens on assets, interest and fixed cost coverage ratios, maximum leverage, capital expenditures, acquisitions, excess cash flow, dividends, and other restricted payments. At February 28, 2002 the Company was in compliance with all debt covenants. The Company believes that availability under its credit facilities, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for at least the next twelve months.

Outlook
-------
The Company has revised its estimates of its projected operating results for fiscal 2002 as a result of the Equity Offering and has made those revised estimates available to the public in a press release. Accordingly, shareholders and others should no longer rely on the Company's prior estimates of projected operating results, including the estimates appearing in the Company's Annual Report on Form 10-K for its fiscal year ended August 31, 2001, because those prior estimates have been revised and superseded to reflect current operating and market conditions.

Extraordinary Charge on Early Extinguishment of Debt
----------------------------------------------------
As a result of the redemption of a portion of the 13% senior subordinated notes, the Company will be recording in its fiscal third quarter a pre-tax extraordinary charge of approximately $11.9 million, $7.8 million after-tax or $0.65 per diluted share, for the payment of the make-whole premium associated with the 13% senior subordinated notes and the write-off of the associated debt discount and issuance costs.

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

The Company's identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The Company periodically identifies areas where it does not have naturally occurring offsetting positions and then purchases hedging instruments to protect against anticipated exposures. There are no such hedging instruments in place at February 28, 2002 or through the date of this filing. The Company's financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.

Interest Rate Risk - Given the Company's leverage, it is exposed to interest
------------------
rate risk from changes in interest rates. The Company has periodically utilized interest rate swap agreements historically to manage overall financing costs and interest rate risk. During the quarter ended May 31, 2001, the Company entered into a contract to swap variable interest rates on $25 million of the Senior debt for fixed interest rates. In the first quarter of fiscal 2002, the Company entered into a second contract to swap variable interest rates on $25 million of the Senior debt for fixed interest rates. In the second quarter of fiscal 2002, approximately $10 million of this swap agreement became ineffective due to the pay down of Senior debt as a result of the common stock offering. The Company recorded interest expense of $0.2 million related to the ineffective portion. The remaining effective swap agreements total approximately $40 million at February 28, 2002. The Company has no other such agreements in place at February 28, 2002 or through the date of this filing. The Company's Senior Credit Agreement stipulates that the lower of 50% of total debt or $200.0 million be fixed interest rate obligations. The Company is in compliance with this requirement.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

On February 13, 2002, the Company completed an offering of 3,450,000 shares of its Class A common stock. The managing underwriters in the offering were Wachovia Securities, ABN AMRO Rothschild LLC, Robert W. Baird & Co. and Bear, Stearns & Co., Inc.

The Class A common stock in the offering was registered under the Securities Act of 1933, as amended, on the Company's shelf registration statement filed on Form S-3 No. 333-47493 that was declared effective by the SEC on January 27, 1999. The offering price of the shares was $30.50 per share, resulting in gross proceeds of approximately $105.2 million and net proceeds (excluding the underwriters' discount) of approximately $99.7 million. The aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Class A common stock offered and sold in the offering were approximately $6.3 million, including $5.5 million in underwriting discounts and commissions and $0.8 million in other offering expenses. After giving effect to the offering, approximately $295 million remains available under the existing shelf registration statement for the issuance of securities.

None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or the Company's associates, persons owning 10% or more of any class of equity securities of the Company, or any affiliate of the Company; however, payments were made to Quarles & Brady LLP, legal counsel to the Company, in connection with the offering and in which Anthony W. Asmuth III, the Company's secretary, is a partner.

On March 15, 2002, the Company used $82.5 million of the net proceeds from this offering to redeem $70 million of aggregate principal balance of its 13% senior subordinated notes due 2009 and to pay a related redemption premium of approximately $9.1 million, plus approximately $3.4 million of accrued interest on the notes redeemed. Under the terms of the indenture, the Notes are not redeemable until 30 days after notice is given to the Note holders. The Notes were redeemed on March 15, 2002. The remaining $16.4 million of the net proceeds were used to reduce debt under the Company's senior secured credit facility.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits

     See "Index to Exhibits" on page 28, which is incorporated herein by reference.

(b) Reports on Form 8-K

     See "Index to Exhibits" on page 28, which is incorporated herein by reference.

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




                                      ACTUANT CORPORATION
                                      -------------------
                                      (Registrant)




Date: April 12, 2002                  By: /s/  Andrew G. Lampereur
                                         -------------------------
                                      Andrew G. Lampereur
                                      Vice President and Chief Financial Officer

                                      (Principal Financial Officer
                                      and duly authorized to sign
                                      on behalf of the registrant)

                               ACTUANT CORPORATION
                               (the "Registrant")
                          (Commission File No. 1-11288)

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 28, 2002
                                INDEX TO EXHIBITS

                                                                     Incorporated Herein                  Filed
  Exhibit                       Description                            By Reference To                  Herewith
------------      ----------------------------------------   -------------------------------------    --------------
   10.32          Underwriting Agreement, dated February     Exhibit 1.1 to the Registrant's
                  7, 2002 among Actuant Corporation and      Form 8-K dated February 7, 2002
                  First Union Securities, Inc.; ABN AMRO
                  Rothschild LLC; Robert W. Baird & Co.
                  Incorporated and Bear, Stearns & Co.
                  Inc.

   10.33          Notice of Partial Redemption to the                                                       X
                  Holders of Applied Power Inc. (N/K/A
                  Actuant Corporation) 13% Series A
                  Senior Subordinated Notes
                  due 2009 (CUSIP No. 00508WAB2)