Form 10-Q
period 2002-05-31
ACTUANT CORP
filed 2002-07-16
CIK 6955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended May 31, 2002

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

                                  Yes X     No ___


The number of shares outstanding of the registrant's Class A Common Stock as of June 30, 2002 was 11,589,017.

                                TABLE OF CONTENTS

                                                                                            Page  No.

Part I  -  Financial Information

   Item 1 - Financial Statements (Unaudited)
   Actuant Corporation-
        Condensed Consolidated Statements of Earnings........................................... 3
        Condensed Consolidated Balance Sheets................................................... 4
        Condensed Consolidated Statements of Cash Flows......................................... 5
        Notes to Condensed Consolidated Financial Statements.................................... 6
   Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................................20
   Item 3 - Quantitative and Qualitative Disclosures About Market Risk..........................28


Part II  - Other Information

   Item 1 -Legal Proceedings.................................................................... *
   Item 2 -Changes in Securities and Use of Proceeds............................................ *
   Item 3 -Defaults Upon Senior Securities...................................................... *
   Item 4 -Submission of Matters to a Vote of Security Holders.................................. *
   Item 5 -Other Information.................................................................... *
   Item 6 -Exhibits and Reports on Form 8-K.....................................................28

----------------
*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

Risk Factors That May Affect Future Results

This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "may," "should," "could," "anticipate," "believe," "estimate," "expect," "objective," "plan," "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, including statements under the caption Outlook, are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, truck, automotive, industrial production, and construction industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material or labor cost increases, foreign currency risk, interest rate risk, the economy's reaction to terrorist actions, the length of economic downturns in the Company's markets, uncertainties resulting from APW Ltd.'s bankruptcy proceedings, the Company's ability to access capital markets, the Company's debt level, and other factors that may be referred to or noted in the Company's reports filed with the Securities and Exchange Commission from time to time.

PART I  - FINANCIAL INFORMATION

Item 1 - Financial Statements

                               ACTUANT CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                               Three Months Ended                Nine Months Ended
                                                                     May 31,                          May 31,
                                                          ------------------------------    -----------------------------
                                                              2002             2001             2002            2001
                                                          --------------    ------------    -------------    ------------

Net Sales ................................................ $  120,009        $   126,108     $   341,583      $   361,425
Cost of Products Sold ....................................     78,417             82,902         225,268          235,413
                                                          --------------    ------------    -------------    ------------
        Gross Profit .....................................     41,592             43,206         116,315          126,012

Selling, Administrative, and Engineering Expenses ........     21,308             23,405          62,294           66,673
Amortization of Intangible Assets ........................        616              1,725           1,848            4,593
Restructuring Charge .....................................         --              1,740              --            1,740
                                                          --------------    ------------    -------------    ------------
        Operating Earnings ...............................     19,668             16,336          52,173           53,006

Net Financing Costs ......................................      6,914             12,711          26,611           38,211
Other Expense (Income) ...................................        (57)             1,177            (798)            (120)
                                                          --------------    ------------    -------------    ------------
        Earnings from Continuing Operations before
        Income Tax Expense................................     12,811              2,448          26,360           14,915

Income Tax Expense .......................................      4,548                990           9,498            6,074
                                                          --------------    ------------    -------------    ------------
        Earnings from Continuing Operations ..............      8,263              1,458          16,862            8,841

Discontinued Operations, net of Income Taxes .............    (10,000)              (781)        (10,000)            (781)
Extraordinary Items, net of Income Taxes .................     (9,294)                --          (9,294)              --
Cumulative Effect of Change in Accounting Principle,
net of Income Taxes ......................................         --                 --          (7,200)              --
                                                          --------------    ------------    -------------    ------------
        Net Earnings (Loss) .............................. $  (11,031)         $     677     $    (9,632)     $     8,060
                                                          ==============    ============    =============    ============

Basic Earnings (Loss) Per Share:
  Earnings from Continuing Operations .................... $     0.71        $      0.18     $      1.78      $      1.11
  Discontinued Operations, net of Income Taxes ...........      (0.86)             (0.10)          (1.06)           (0.10)
  Extraordinary Items, net of Income Taxes ...............      (0.80)                --           (0.98)              --
  Cumulative Effect of Change in Accounting Principle,
  net of Income Taxes ....................................         --                 --           (0.76)              --
                                                          --------------    ------------    -------------    ------------
        Total ............................................ $    (0.95)       $      0.09     $     (1.02)     $      1.02
                                                          ==============    ============    =============    ============

Diluted Earnings (Loss) Per Share:
  Earnings from Continuing Operations .................... $     0.68        $      0.18     $      1.69      $      1.07
  Discontinued Operations, net of Income Taxes ...........      (0.82)             (0.09)          (1.00)           (0.09)
  Extraordinary Items, net of Income Taxes ...............      (0.76)                --           (0.93)              --
  Cumulative Effect of Change in Accounting Principle,
  net of Income Taxes ....................................         --                 --           (0.72)              --
                                                          --------------    ------------    -------------    ------------
        Total ............................................ $    (0.90)       $      0.08     $     (0.96)     $      0.97
                                                          ==============    ============    =============    ============

Weighted Average Common Shares Outstanding:
  Basic ..................................................     11,587              7,948           9,454            7,937
  Diluted ................................................     12,236              8,235           9,995            8,297

      See accompanying Notes to Condensed Consolidated Financial Statements

                               ACTUANT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                     May 31,         August 31,
                                                      2002              2001
                                                 -------------    -------------
                                                   (Unaudited)

                                     ASSETS
                                     ------

Current Assets:
    Cash and cash equivalents ...................  $    27,599      $    26,554
    Accounts receivable, net ....................       54,683           54,971
    Inventories, net ............................       55,928           56,738
    Deferred income taxes .......................        9,371            5,833
    Other current assets ........................        4,132            5,074
                                                 -------------    -------------
                 Total Current Assets ...........      151,713          149,170

Property, Plant and Equipment, net ..............       38,043           39,482
Goodwill ........................................      101,368          108,124
Other Intangible Assets, net ....................       19,090           20,916
Other Long-term Assets ..........................       10,097           25,024
                                                 -------------    -------------

Total Assets ....................................  $   320,311      $   342,716
                                                 =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
    Short-term borrowings........................  $     1,178      $     1,568
    Current maturities of long-term debt.........        8,794               --
    Trade accounts payable.......................       40,038           39,798
    Accrued compensation and benefits............        9,704           10,655
    Income taxes payable.........................       43,361           50,034
    Accrued interest.............................        1,917           10,602
    Other current liabilities....................       12,110           21,532
                                                 -------------    -------------
                 Total Current Liabilities.......      117,102          134,189

Long-term Debt, less current maturities..........      229,833          325,752
Deferred Income Taxes............................        4,086            3,907
Other Long-term Liabilities......................       18,649           18,622

Shareholders' Equity:
    Class A common stock, $0.20 par value,
      authorized 16,000,000 shares,
       Issued and outstanding 11,589,017 and
        8,013,306 shares, respectively ..........        2,318            1,603
    Additional paid-in capital...................     (524,429)        (623,867)
    Accumulated other comprehensive loss.........      (19,353)         (19,227)
    Retained earnings............................      492,105          501,737
                                                 -------------    -------------
                  Total Shareholders' Deficit....      (49,359)        (139,754)
                                                 -------------    -------------
Total Liabilities and Shareholders' Equity.......  $   320,311      $   342,716
                                                 =============    =============

     See accompanying Notes to Condensed Consolidated Financial Statements

                               ACTUANT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       Nine Months Ended May 31,
                                                                       -------------------------
                                                                          2002            2001
                                                                       ---------      ----------
Operating Activities
Earnings from continuing operations ................................   $  16,862      $   8,841
Adjustments to reconcile net earnings to net cash
    Provided by operating activities:
           Depreciation ............................................       7,243          7,776
           Amortization of intangible assets .......................       1,848          4,593
           Amortization of debt discount and debt issuance costs ...       1,943          1,658
           Cash payments on the Mox-Med divestiture ................      (6,961)            --
           Other non-cash items ....................................        (104)        (1,084)
           Changes in operating assets and liabilities:
                    Accounts receivable ............................         987         28,354
                    Inventories ....................................         974          8,814
                    Other assets ...................................        (975)        28,139
                    Trade accounts payable .........................        (223)        (9,287)
                    Income taxes payable ...........................       1,182        (25,520)
                    Accrued interest ...............................      (8,687)         1,526
                    Other accrued liabilities ......................     (11,010)        (7,540)
                                                                       ---------      ---------
      Net cash provided by continuing operations ...................       3,079         46,270
      Cash used in discontinued operations .........................          --         (1,311)
                                                                       ---------      ---------
      Total cash provided by operating activities ..................       3,079         44,959

Investing Activities

Proceeds from sale of property, plant and equipment ................       1,679          1,907
Proceeds from property insurance settlement ........................       2,858          1,118
Additions to property, plant and equipment .........................      (7,500)        (5,277)
Business acquisitions ..............................................        (785)       (11,250)
Business dispositions and other ....................................          --          1,192
                                                                       ---------      ---------
      Net cash used in investing activities ........................      (3,748)       (12,310)

Financing Activities

Partial redemption of 13% senior subordinated notes ................     (70,000)            --
Cash payment for redemption premium included in extraordinary charge      (9,100)            --
Issuance of long-term debt .........................................      85,000         12,652
Net principal payments on debt .....................................    (103,938)       (54,909)
Net proceeds from issuance of common stock .........................      99,705             --
Debt issuance costs ................................................      (1,206)          (147)
Proceeds from stock option exercises ...............................       1,190            437
                                                                       ---------      ---------
      Net cash provided by (used in) financing activities ..........       1,651        (41,967)

Effect of exchange rate changes on cash ............................          63             54
                                                                       ---------      ---------

Net increase (decrease) in cash and cash equivalents ...............       1,045         (9,264)

Cash and cash equivalents - beginning of period ....................      26,554          9,896
                                                                       ---------      ---------

Cash and cash equivalents - end of period ..........................   $  27,599      $     632
                                                                       =========      =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               ACTUANT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as discussed otherwise, such adjustments consist of only those of a normal recurring nature. Operating results for the nine months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2002.

Prior year's financial statements have been reclassified where appropriate to conform to current year presentations.

Note 2.  Acquisitions and Divestitures

In March 2001, the Company, through a wholly owned subsidiary, acquired certain assets and assumed certain liabilities of Dewald Manufacturing, Inc. ("Dewald"). Dewald is engaged in the design and manufacture of recreational vehicle ("RV") slide out and leveling systems for the North American RV market. The results of operations of Dewald are included in the accompanying financial statements since the date of the acquisition and are included in the Engineered Solutions segment in Note 16 - Segment Information. The acquisition was accounted for as a purchase, and the purchase price of $12.0 million (including deferred purchase price of $1.0 million) was allocated to the fair value of the assets acquired and the liabilities assumed. The excess purchase price over the fair value of the assets acquired, which approximated $8.8 million, was recorded as goodwill. This acquisition was funded by borrowings under Actuant's Senior Secured Credit Facility (the "Senior Secured Credit Facility"). In March 2002, the Company paid the deferred purchase price to the former owners of Dewald.

In May 2001, the Company sold the Enerpac Quick Mold Change ("QMC") product line in the Tools & Supplies segment to the QMC business management team for approximately $1.0 million. QMC had annual sales of approximately $6.0 million. The sale resulted in a loss of approximately $0.7 million, $0.4 million after-tax, or $0.05 per diluted share.

In August 2001, the Company completed the sale of Mox-Med, Inc. ("Mox-Med"), a business unit in the Engineered Solutions segment. Mox-Med had annual sales of approximately $18.0 million at the time of the sale. Cash proceeds from the sale were approximately $40.5 million, which resulted in a net gain of $18.5 million, $11.1 million after-tax, or $1.34 per diluted share. The Company paid approximately $7.0 million in income taxes and transaction fees related to the sale of Mox-Med during the nine months ended May 31, 2002.

Note 3.  Accounts Receivable Financing

During the quarter ended May 31, 2001, the Company established an accounts receivable securitization program pursuant to which it sells certain of its trade accounts receivable to a wholly owned special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a financial institution. Cash proceeds from the initial sale totaled $30.0 million and were used to reduce indebtedness under the Company's Senior Secured Credit Facility. Sales of the participating interests in the trade receivables are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows. Trade receivables sold and being serviced by the Company were $25.8 million and $25.3 million at May 31, 2002 and August 31, 2001, respectively.

Accounts receivable financing costs of $0.2 million and $0.8 million for the three and nine months ended May 31, 2002, respectively, are included in "Net Financing Costs" in the accompanying Condensed Consolidated Statements of Earnings. In connection with the initial sale of the receivables in May 2001, the Company recorded financing costs of

$0.6 million, which are included in "Net Financing Costs" for the three and nine months ended May 31, 2001. There were no receivables sold during the first and second quarters of fiscal 2001, and as such there were no accounts receivable financing costs for those quarters. Total cash proceeds under the trade accounts receivable financing program were $37.9 million and $102.2 million for the three months and nine months ended May 31, 2002, respectively.

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

Note 5.  Goodwill and Other Intangible Assets

The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $3.2 million in fiscal 2002. Under the transitional provisions of SFAS No. 142, the Company recorded a goodwill impairment loss associated with its Milwaukee Cylinder reporting unit of $7.2 million in the first quarter. The impairment loss has been recorded as a cumulative effect of change in accounting principle on the accompanying Condensed Consolidated Statements of Earnings for the nine months ended May 31, 2002.

The following sets forth a reconciliation of net income and earnings per share information for the three months and nine months ended May 31, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.

                                                                   For the Three Months       For the Nine Months
                                                                       Ended May 31,             Ended May 31,
                                                                 ------------------------  ------------------------
                                                                    2002          2001        2002          2001
                                                                 ----------    ----------  ----------   -----------
Net earnings (loss):
      Reported net earnings from continuing operations .......   $    8,263    $  1,458    $   16,862   $     8,841
      Reported net earnings (loss)............................      (11,031)        677        (9,632)        8,060

      Add: Goodwill amortization, net of tax effect ..........           --         688            --         1,593

      Adjusted net earnings from continuing operations........        8,263       2,146        16,862        10,434
      Adjusted net earnings (loss) ...........................   $  (11,031)   $  1,365    $   (9,632)  $     9,653

Basic earnings per share:

      Adjusted net earnings from continuing operations........   $     0.71    $   0.27    $     1.78   $      1.31
      Adjusted net earnings (loss) ...........................   $    (0.95)   $   0.17    $    (1.02)  $      1.22

Diluted earnings per share:

      Adjusted net earnings from continuing operations .......   $     0.68    $   0.26    $     1.69   $      1.26
      Adjusted net earnings (loss) ...........................   $    (0.90)   $   0.17    $    (0.96)  $      1.16

The changes in the carrying amount of goodwill for the year ended August 31, 2001 and for the nine months ended May 31, 2002 are as follows:

                                                           Tools &         Engineered
                                                          Supplies         Solutions
                                                           Segment          Segment            Total
                                                        --------------    -------------     -------------
Balance as of August 31, 2000.......................    $    44,451       $    71,897       $    116,348
Goodwill of acquired businesses.....................             --             8,291              8,291
Amortization........................................         (1,569)           (2,404)            (3,973)
Goodwill written off related to sale of business unit            --           (12,613)           (12,613)
Currency impact.....................................             --                71                 71
                                                        -----------       -----------       ------------
Balance as of August 31, 2001.......................         42,882            65,242            108,124
Transitional impairment charge......................             --            (7,200)            (7,200)
Purchase price allocation adjustment................             --               491                491
Currency impact.....................................             --               (47)               (47)
                                                        -----------       -----------       ------------
Balance as of May 31, 2002..........................    $    42,882       $    58,486       $    101,368
                                                        ===========       ===========       ============

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of May 31, 2002 and August 31, 2001 are as follows:

                                    May 31, 2002                                     August 31, 2001
                    ---------------------------------------------     ---------------------------------------------
                       Gross                               Net           Gross                              Net
                      Carrying       Accumulated          Book          Carrying        Accumulated         Book
                       Amount        Amortization         Value          Amount         Amortization        Value
                    -----------    ----------------    ----------     ------------    ---------------    ----------
Patents..........   $   21,703      $      7,713       $  13,990      $  22,652       $      7,653       $  14,999
Trademarks.......        4,516             1,036           3,480          4,496                842           3,654
Non-compete
   agreements....        3,286             2,386             900         10,509              9,038           1,471
Other............        1,332               612             720          2,086              1,294             792
                    ----------      ------------       ---------      ---------       ------------       ---------
Total............   $   30,837      $     11,747       $  19,090      $  39,743       $     18,827       $  20,916
                    ==========      ============       =========      =========       ============       =========

Amortization expense recorded on the intangible assets listed in the above table for the three months and nine months ended May 31, 2002 was $0.6 million and $1.8 million, respectively, and $0.6 million and $1.9 million for the three months and nine months ended May 31, 2001, respectively. The reduction in gross carrying amount and accumulated amortization for non-compete agreements and other intangible assets in the table above reflect the removal of fully amortized intangible assets in fiscal 2002. The estimated amortization expense for each of the next five fiscal years is as follows:

2002.............................     $2,450
2003.............................     $2,195
2004.............................     $1,783
2005.............................     $1,600
2006.............................     $1,579

Note 6.  New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, however earlier adoption is permitted. The Company does not expect the adoption of SFAS No. 144 will have a material impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company is currently reviewing the provisions of SFAS No. 145 to determine the impact on its results of operations and financial condition.

Note 7.  Debt

The Company's indebtedness, other than short-term borrowings, as of May 31, 2002 and August 31, 2001 was as follows:

                                                                           May 31,          August 31,
                                                                             2002              2001
                                                                       -----------------  ---------------
  Senior Secured Credit Facility
     Revolving credit borrowings................................       $       11,000     $      13,250
     Tranche A term loans.......................................                   --            10,376
     New tranche A term loans...................................               85,000                --
     Tranche B term loans.......................................                   --            90,487
                                                                       --------------     -------------
          Sub-total - Senior Secured Credit Facility............               96,000           114,113

  Senior subordinated notes, due 2009 ("13% Notes").............              130,000           200,000
  Less: initial issuance discount...............................               (1,362)           (2,322)
                                                                       --------------     -------------
     Senior subordinated notes, net of discount.................              128,638           197,678

  Euro term loan................................................               13,989            13,675
  Other.........................................................                   --               286
                                                                       --------------     -------------

     Total debt.................................................              238,627           325,752
     Less: current maturities of long-term debt.................               (8,794)               --
                                                                       --------------     -------------
     Total long-term debt.......................................       $      229,833     $     325,752
                                                                       ==============     =============

In the third quarter of fiscal 2002, the Company refinanced a portion of the Senior Secured Credit Facility. In conjunction with the refinancing, the remaining balances outstanding under tranche B term loans were extinguished and a new $85 million tranche A term loan (the "New Tranche A Term Loans") was funded by existing bank lenders. The New Tranche A Term Loans have a final maturity in June 2006, are currently priced at LIBOR plus 2.25%, and are subject to a pricing grid, which allows for further reductions in the borrowing spread. See Note 9, "Extraordinary Items" for further information.

Annual amortization on the New Tranche A Term Loan is as follows:

Years ended August 31,

             2002.............     $     1,849
             2003.............           8,309
             2004.............          11,985
             2005.............          14,790
             2006.............          48,067
                                        ------
             Total............     $    85,000

In addition, during the third quarter of fiscal 2002, the Company used the proceeds from a common stock offering completed in the second quarter of fiscal 2002 to redeem $70 million of the 13% Notes. See Note 8, "Common Stock" and Note 9, "Extraordinary Items" for further information.

Note 8.  Common Stock

In February 2002, the Company sold, pursuant to an underwritten public offering, 3,450,000 shares of its Class A common stock at a price of $30.50 per share. Cash proceeds from the offering, net of underwriting discounts, were approximately $99.7 million. In addition to underwriting discounts, the Company incurred approximately $0.8 million of additional accounting, legal and other expenses related to the offering that were charged to additional paid-in capital. The proceeds were used to redeem a portion of the 13% Notes and retire portions of the Company's debt under the Senior Secured Credit Facility. See
Note 7, "Debt" and Note 9, "Extraordinary Items" for further information.

A reconciliation of the equity accounts affected by the common stock offering is as follows:

                                               Class A             Additional
                                            Common Stock         Paid-in Capital
                                          ----------------      ----------------
Balance at August 31, 2001.............   $         1,603       $     (623,867)
Common stock offering..................               690               98,265
Stock option exercises.................                25                1,165
Restricted stock awards................                --                    8
                                         -----------------     -----------------
Balance at May 31, 2002................   $                     $     (524,429)
                                                    2,318
                                         =================     =================

Note 9.  Extraordinary Items

In the third quarter of fiscal 2002, the Company recorded a pre-tax extraordinary charge of $12.0 million, or $7.8 million after-tax, related to the redemption of $70 million of the Company's 13% Notes. The pre-tax charge consists of the $9.1 million bond redemption premium payment and a $2.9 million non-cash write-off of debt discount and debt issuance costs. The redemption was funded through proceeds from the common stock offering discussed in Note 8, "Common Stock."

Also in the third quarter of fiscal 2002, the Company recorded a pre-tax extraordinary charge of $2.3 million, or $1.5 million after-tax, related to the refinancing of a portion of the Senior Secured Credit Facility. The non-cash, pre-tax charge represents the write-off of a portion of the capitalized debt issuance costs from the original financing.

Note 10.  Discontinued Operations and Distribution of Electronics Segment

On January 27, 2000, Applied Power Inc.'s ("Applied Power") board of directors authorized various actions to enable Applied Power to distribute its Electronics segment ("APW") to its shareholders. On July 31, 2000 the Company distributed the capital stock of APW to its shareholders (the "Distribution"). During the third quarter of fiscal 2002, APW and one of APW's wholly owned indirect subsidiaries, Vero Electronics, Inc. ("Vero"), commenced prepackaged bankruptcy cases in the United States Bankruptcy Court for the Southern District of New York. According to the disclosure statement of APW and Vero sent to creditors on or about May 3, 2002, Vero's sole business is to lease and sublease a single parcel of real estate. No other subsidiaries of APW have filed Chapter 11 cases. APW subsequently filed Amendment No. 1 to its bankruptcy plan on June 19, 2002.

In its bankruptcy filing, APW disclosed that it was rejecting the majority of the agreements entered into between APW and the Company at the time of the Distribution that govern a variety of indemnification matters between the parties. Those agreements include the Tax Sharing and Indemnification Agreement ("TSA") in which APW agreed to indemnify the Company for income tax liabilities in excess of $1.0 million which could arise from any audit or other administrative or judicial proceedings resulting in adjustments ("Audit Adjustments") to the separate taxable income of APW or any of its subsidiaries which are included in the APW Group (as defined in the TSA) for periods prior to the Distribution, as well as all taxes related to the Distribution itself. If any Audit Adjustments were to result in an increased tax liability, such amount, to the extent not paid by APW (or such APW subsidiaries) could become payable by the Company without the benefit of the right to seek indemnification from APW under the TSA.

In the third quarter of fiscal 2002, the Company recorded a non-cash charge of $10.0 million, or $0.82 per diluted share, in "Discontinued Operations, net of Income Taxes" to reflect the preliminary rejection of indemnification agreements by APW. This charge provides for a contingent amount that otherwise would have been subject to indemnification by APW. The Company is presently holding approximately $23 million of funds as to which the Company has asserted a right of offset against APW related to the agreements rejected by APW and which it intends to hold until the contingency is eliminated. In the event the Company is required to make expenditures for this contingent liability, such amounts will first be paid from these funds. In the event that the Company is required to fund an amount in excess of these funds, such excess amount would come from operating cash flows and could potentially result in a materially adverse impact to the Company's financial position and results of operations. The Company and its tax advisors continue to review the impact of APW's preliminary rejection of the TSA including any contingent liabilities resulting therefrom. The Company anticipates that such review will be completed during the fourth quarter of this fiscal year. To the extent that additional information becomes available that changes the Company's view on its exposure from the rejection of the TSA, the Company will appropriately address such developments.

Prior to the Distribution, the Company, in the normal course of business, entered into certain real estate and equipment leases or guaranteed such leases on behalf of its subsidiaries, including those in its Electronics segment. In conjunction with the Distribution, the Company assigned its rights in the leases used in the Electronics segment to APW, but was not released as a responsible party from all such leases by the lessors. As a result, the Company remains contingently liable for such leases. The discounted present value of future minimum lease payments for such leases totals approximately $23.3 million at May 31, 2002. APW subsidiaries that are parties to these leases have not filed Chapter 11 cases and, as such, none of those leases have been rejected in the bankruptcies noted above. As such, the Company will not be responsible for any current payments under such lease agreements as a result of the bankruptcy cases commenced by APW and Vero. However, the Company remains contingently liable for those leases if APW or its subsidiaries are unable to fulfill their obligations thereunder. A future breach of these leases could, therefore, potentially have a material adverse impact upon the Company's financial position and results of operations.

In the third quarter of fiscal 2001, the Company recorded an $0.8 million loss, or $0.09 per diluted share, in "Discontinued Operations, net of Income Taxes" to reflect a change in estimate for Electronics segment liabilities assumed by the Company as part of the Distribution.

Note 11.  Restructuring and Other Non-recurring Items

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

In the second quarter of fiscal 2002 the Company received net cash proceeds of approximately $0.5 million from the sale of a former RV slide-out manufacturing facility. All restructuring initiatives contemplated by this plan have been completed.

A rollforward of the restructuring reserve is shown in the following table:

                           August 31, 2001                      May 31, 2002
                             Restructuring        Cash          Restructuring
                               Reserve          Payments           Reserve
                          -----------------   -------------   -----------------

Severance.............    $           182     $       182     $            --
Exit Costs............                820             498                 322
                          -----------------   -------------   -----------------
                          $         1,002     $       680     $           322
                          =================   =============   =================

The remaining restructuring reserve primarily relates to contractual lease payments on a facility idled as part of the cable tie production facility downsizing.

In May 2001, the Company recorded a charge in "Other Expense (Income)" of $1.5 million, $0.9 million after-tax, or $0.11 per diluted share, for the net present value of future lease and holding costs on a building that had been occupied by a former division. At the time the Company sold the divested business in 1996, it received a five-year sub-lease with renewal options. Due to a change in control at the parent company of the divested business, the renewal option was not exercised.

Note 12.  Gain on Insurance Settlement

In February 2001, one of the Company's facilities in Oldenzaal, The Netherlands was damaged by fire. The fire damaged a portion of the leased building, as well as certain inventory and property, plant and equipment contained therein. Additionally, the fire impacted the shipment of product produced on the truck cab-tilt production line that was housed in the damaged facility. The Company was party to an insurance contract that covered the damaged inventory and equipment as well as the business interruption resulting from the fire. In the third quarter of fiscal 2001, the Company recorded a pre-tax gain of $1.0 million to reflect the difference between the book value of the assets destroyed and the minimum reimbursement received for such assets during the quarter from the insurance carrier. During the second quarter of fiscal 2002, the Company settled its claim with the insurance company, and as a result recorded an additional gain of $0.6 million. The new facility was operational as of May 31, 2002.

Note 13.  Derivatives

All derivatives are recognized on the balance sheet at their estimated fair value. In the third quarter of fiscal 2001 the Company entered into an interest rate swap contract to convert $25 million of its variable rate term debt to a fixed rate.

In the first quarter of fiscal 2002, the Company entered into a second contract to convert a further $25 million of its variable rate term debt to a fixed rate. Unrealized gains (losses) of $0.1 million and $(0.2) million were recorded in other comprehensive income for the three and nine months ended May 31, 2002, respectively and $(0.1) million for the three and nine months ended May 31, 2001. The Company recorded interest (expense) income of $(0.1) million and $0.1 million for the three and nine months ended May 31, 2002, respectively, to recognize the portion of a swap contract that became ineffective due to the pay down of term debt as a result of the common stock offering. In the third quarter of fiscal 2002, the Company redesignated the swap contracts to hedge its exposure to future interest payments on its variable rate senior credit facility instead of just the variable rate term debt. Therefore, at May 31, 2002, the remaining effective notional amount of contracts is approximately $50 million.

Note 14.  Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

                                                               Three Months Ended           Nine Months Ended
                                                                     May 31,                      May 31,
                                                            --------------------------    ------------------------
                                                               2002           2001           2002           2001
                                                            -----------    -----------    -----------     --------

Numerator:

   Earnings from continuing operations....................      $8,263     $   1,458      $   16,862    $   8,841
   Discontinued operations, net of income taxes...........     (10,000)         (781)        (10,000)        (781)
   Extraordinary items, net of income taxes...............      (9,294)           --          (9,294)          --
   Cumulative effect of change in accounting
      principle, net of income taxes......................          --        (7,200)            --
                                                            -----------    -----------    -----------   ----------
     Net earnings (loss)..................................  $  (11,031)    $     677      $   (9,632)   $   8,060
                                                            ===========    ===========    ===========   ==========

Denominator:

   Weighted  average  common  shares  outstanding  for
      basic earnings per share............................      11,587         7,948           9,454        7,937
   Net effect of stock options based on the treasury
      stock method using average market price.............         649           287             541          360
                                                            -----------    -----------    -----------   ----------
   Weighted average common and equivalent shares
      outstanding for diluted earnings per share..........      12,236         8,235           9,995        8,297
                                                            ===========    ===========    ===========   ==========

Basic Earnings Per Share:

   Earnings from continuing operations....................  $     0.71     $    0.18      $     1.78    $    1.11
   Discontinued operations, net of income taxes...........       (0.86)        (0.10)          (1.06)       (0.10)
   Extraordinary items, net of income taxes...............       (0.80)           --           (0.98)          --
   Cumulative effect of change in accounting
      principle, net of income taxes......................          --            --           (0.76)          --
                                                            -----------    -----------    -----------   ----------
   Basic earnings per share...............................  $    (0.95)    $    0.09      $    (1.02)   $    1.02
                                                            ===========    ===========    ===========   ==========

Diluted Earnings per Share:

   Net earnings from continuing operations................  $     0.68     $    0.18      $     1.69    $    1.07
   Discontinued operations, net of income taxes...........       (0.82)        (0.09)          (1.00)       (0.09)
   Extraordinary items, net of income taxes...............       (0.76)           --           (0.93)          --
   Cumulative effect of change in accounting
      principle, net of income taxes......................          --            --           (0.72)          --
                                                            -----------    -----------    -----------   ----------
   Diluted earnings per share.............................  $    (0.90)    $    0.08      $    (0.96)   $    0.97
                                                            ===========    ===========    ===========   ==========

Note 15.  Comprehensive Income

The components of comprehensive income are as follows:

                                                                     Three Months Ended              Nine Months Ended
                                                                            May 31,                       May 31,
                                                                 --------------------------     -------------------------
                                                                    2002           2001            2002          2001
                                                                 -----------    -----------     -----------    ----------

Net (loss) earnings............................................  $  (11,031)     $     677       $  (9,632)     $  8,060
Foreign currency adjustments...................................       2,108           (379)             85        (2,265)
Unrealized gain (loss) on interest rate swap, net of taxes.....          63            (57)           (238)          (57)
                                                                 -----------    -----------     -----------    ----------
Comprehensive income  (loss)...................................  $   (8,860)     $     241       $  (9,785)     $  5,738
                                                                 ===========    ===========     ===========    ==========

Note 16.  Segment Information

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

The following table summarizes financial information by reportable segment:

                                                      Three Months Ended                    Nine Months Ended
                                                           May 31,                               May 31,
                                               ---------------------------------      ----------------------------------
                                                    2002              2001                 2002               2001
                                               -------------      --------------      ---------------   ----------------
Net Sales:

Tools & Supplies.............................  $     65,746       $     70,394        $    192,151      $     213,106
Engineered Solutions.........................        54,263             55,714             149,432            148,319
                                               -------------      --------------      ---------------   ----------------
Total........................................  $    120,009       $    126,108        $    341,583      $     361,425
                                               =============      ==============      ===============   ================

Earnings Before Income Tax Expense:

Tools & Supplies.............................  $     10,655       $      9,221        $     31,225      $      29,545
Engineered Solutions.........................         5,178              6,328              12,150             15,902
General Corporate and Other..................        (3,022)           (13,101)            (17,015)           (30,532)
                                               -------------      --------------      ---------------   ----------------
Total........................................  $     12,811       $      2,448        $     26,360      $      14,915
                                               =============      ==============      ===============   ================

Note 17.  Guarantor Condensed Financial Statements

In July 2000, Actuant issued the 13% Notes. All of the Company's material domestic wholly owned subsidiaries (the "Guarantors") fully and unconditionally guarantee the 13% Notes on a joint and several basis. The Company believes separate financial statements and other disclosures concerning each of the Guarantors would not provide additional information that is material to investors. Therefore, the Guarantors are combined in the presentation below. There are no significant restrictions on the ability of the Guarantors to make distributions to Actuant. The following tables present the results of operations, financial position and cash flows of Actuant Corporation, the Guarantors and non-guarantor entities, and the eliminations necessary to arrive at the information for the Company and its subsidiaries on a condensed consolidated basis.

                 CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

                                                                          Three Months Ended May 31, 2002
                                                     --------------------------------------------------------------------------
                                                          Actuant                         Non -
                                                        Corporation    Guarantors      Guarantors   Eliminations   Consolidated
                                                     -------------- -------------- -------------- -------------- --------------
Net sales.........................................   $     20,247   $    60,224    $     39,538   $         --   $    120,009
Cost of products sold.............................         10,654        41,593          26,170             --         78,417
                                                     ------------   -----------    ------------   ------------   ------------
     Gross profit.................................          9,593        18,631          13,368             --         41,592
Selling, administrative, and engineering
expenses..........................................          6,842         8,884           5,582             --         21,308
Amortization of intangible assets.................              2           605               9             --            616
                                                     ------------   -----------    ------------   ------------   ------------
     Operating earnings...........................          2,749         9,142           7,777             --         19,668
Other expense (income):
     Intercompany activity, net...................           (946)          460             486             --             --
     Net financing costs..........................          6,556           240             118             --          6,914
     Other expense (income).......................            140            59            (256)            --            (57)
                                                     ------------   -----------    ------------   ------------   ------------
(Loss) earnings from continuing operations
  before income tax expense.......................         (3,001)        8,383           7,429             --         12,811
Income tax expense................................          1,269         1,763           1,516             --          4,548
                                                     ------------   -----------  - ------------   ------------   ------------
(Loss) earnings from continuing operations........         (4,270)        6,620           5,913             --          8,263
Discontinued operations, net of income taxes......        (10,000)           --              --             --        (10,000)
Extraordinary items, net of income taxes..........         (9,294)           --              --             --         (9,294)
                                                     ------------   -----------    ------------   ------------   ------------
Net (loss) earnings...............................   $    (23,564)  $     6,620    $      5,913   $         --   $    (11,031)
                                                     ============   ===========    ============   ============   ============

                 CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

                                                                          Three Months Ended May 31, 2001
                                                     --------------------------------------------------------------------------
                                                         Actuant                        Non -
                                                       Corporation   Guarantors     Guarantors     Eliminations   Consolidated
                                                     -------------- ------------   ------------   -------------- --------------
Net sales.........................................   $     19,415   $    66,053    $    40,640    $        --    $    126,108
Cost of products sold.............................         11,875        43,971         27,056             --          82,902
                                                     ------------   -----------    -----------    ------------   ------------
     Gross profit.................................          7,540        22,082         13,584             --          43,206
Selling, administrative, and engineering
expenses..........................................          5,700         9,992          7,713             --          23,405
Amortization of intangible assets.................              2         1,639             84             --           1,725
Restructuring charge..............................          1,740            --             --             --           1,740
                                                     ------------   -----------    -----------    ------------   ------------
     Operating earnings...........................             98        10,451          5,787             --          16,336
Other expense (income):
     Intercompany activity, net...................         (2,009)        1,431            578             --              --
     Net financing costs..........................         12,153             8            550             --          12,711
     Other expense (income).......................          1,409            12           (244)            --           1,177
                                                     ------------   -----------    -----------    ------------   ------------
(Loss) earnings from continuing operations
   before income tax (benefit) expense............        (11,455)        9,000          4,903             --           2,448
Income tax (benefit) expense......................         (4,010)        3,154          1,846             --             990
                                                     ------------   -----------    -----------    ------------   ------------
(Loss) earnings from continuing operations........         (7,445)        5,846          3,057             --           1,458
Discontinued  operations, net of income taxes.....             --            --           (781)            --            (781)
                                                     ------------   -----------    -----------    ------------   ------------
Net (loss) earnings...............................   $     (7,445)  $     5,846    $     2,276    $        --    $        677
                                                     ============   ===========    ===========    ============   ============

                 CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

                                                                             Nine Months Ended May 31, 2002
                                                       ------------------------------------------------------------------------
                                                           Actuant                       Non -
                                                        Corporation    Guarantors     Guarantors     Eliminations  Consolidated
                                                       -------------  -------------  -------------   ------------  -----------
Net sales......................................        $      57,036  $    171,211   $     113,336   $        --   $    341,583
Cost of products sold..........................               30,387       121,504          73,377            --        225,268
                                                       -------------  ------------   -------------   ------------  ------------
     Gross profit..............................               26,649        49,707          39,959            --        116,315
Selling, administrative, and engineering
expenses.......................................               18,867        25,284          18,143            --         62,294
Amortization of intangible assets..............                    7         1,814              27            --          1,848
                                                       -------------  ------------   -------------   ------------  ------------
     Operating earnings........................                7,775        22,609          21,789            --         52,173
Other expense (income):
     Intercompany activity, net................               (2,611)        2,921            (310)           --             --
     Net financing costs.......................               25,308           886             417            --         26,611
     Other expense (income)....................                  182            57          (1,037)           --           (798)
                                                       -------------  ------------   -------------    -----------  ------------
(Loss) earnings from continuing operations                                                                               26,360
   before income tax (benefit) expense.........              (15,104)       18,745          22,719            --
Income tax (benefit) expense...................               (1,452)        6,178           4,772            --          9,498
                                                       -------------  ------------   -------------    -----------  ------------
(Loss) earnings from continuing operations.....              (13,652)       12,567          17,947            --         16,862
Discontinued operations, net of income                       (10,000)           --              --            --        (10,000)
   taxes.......................................
Extraordinary items, net of income taxes......                (9,294)           --              --            --         (9,294)
Cumulative effect of change in  accounting
   principle, net of income taxes..............                   --        (7,200)             --            --         (7,200)
                                                       -------------  ------------   -------------   ------------  ------------
Net (loss) earnings............................        $     (32,946) $      5,367   $      17,947   $        --   $     (9,632)
                                                       =============  ============   =============   ============  ============

                                                                             Nine Months Ended May 31, 2002
                                                       ------------------------------------------------------------------------
                                                           Actuant                       Non -
                                                        Corporation    Guarantors     Guarantors     Eliminations  Consolidated
                                                       ------------------------------------------------------------------------
Net sales......................................        $     58,720   $    182,249   $    120,456    $        --   $    361,425
Cost of products sold..........................              35,972        120,682         78,759             --        235,413
                                                       -------------- ------------- -------------- -------------- -------------
     Gross profit..............................              22,748         61,567         41,697             --        126,012
Selling, administrative, and engineering
expenses.......................................              16,924         29,191         20,558             --         66,673
Amortization of intangible assets..............                   7          4,370            216             --          4,593
Restructuring charge...........................               1,740             --             --             --          1,740
                                                       -------------- ------------- -------------- -------------- -------------
     Operating earnings........................               4,077         28,006         20,923             --         53,006
Other (income) expense:
     Intercompany activity, net................              (4,297)         2,649          1,648             --             --
     Net financing costs.......................              37,197              8          1,006             --         38,211
     Other (income) expense....................                (693)            26            547             --           (120)
                                                       -------------- ------------- -------------- -------------- -------------
(Loss) earnings from continuing operations
   before income tax (benefit) expense.........             (28,130)        25,323         17,722             --         14,915
Income tax (benefit) expense...................              (9,437)         9,403          6,108             --          6,074
                                                       -------------- ------------- -------------- -------------- -------------
(Loss) earnings from continuing operations.                 (18,693)        15,920         11,614             --          8,841
Discontinued operations, net of income
taxes..........................................                  --             --           (781)            --           (781)
                                                       -------------- ------------- -------------- -------------- -------------
Net (loss) earnings............................        $    (18,693)  $     15,920   $     10,833    $        --   $      8,060
                                                       ============== ============= ============== ============== =============

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                         May 31, 2002
                                                          --------------------------------------------------------------------------
                                                             Actuant                         Non -
                                                           Corporation     Guarantors     Guarantors     Eliminations  Consolidated
                                                          -------------   ------------   ------------   -------------  -------------
                    ASSETS
Current assets
      Cash and cash equivalents ......................      $  22,485       $    (449)      $   5,563       $     --      $  27,599
      Accounts receivable, net .......................          1,989              --          52,694             --         54,683
      Inventories, net ...............................         13,327          31,931          10,670             --         55,928
      Deferred income taxes ..........................          8,542              10             819             --          9,371
      Other current assets ...........................          1,767             610           1,755             --          4,132
                                                            ---------       ---------       ---------       --------      ---------
          Total current assets .......................         48,110          32,102          71,501             --        151,713
Property, plant and equipment, net ...................          5,198          21,508          11,337             --         38,043
Goodwill, net ........................................             --          96,597           4,771             --        101,368
Other intangible assets, net .........................              2          19,033              55             --         19,090
Other long-term assets ...............................          9,363             204             530             --         10,097
                                                            ---------       ---------       ---------       --------      ---------
Total assets .........................................      $  62,673       $ 169,444       $  88,194       $             $ 320,311
                                                            =========       =========       =========       ========      =========

          LIABILITIES AND EQUITY

Current liabilities
      Short-term borrowings ..........................      $      --       $      --       $   1,178       $     --      $   1,178
      Current maturities of long-term debt ...........          7,395              --           1,399             --          8,794
      Trade accounts payable .........................          8,424          17,550          14,064             --         40,038
      Accrued compensation and benefits ..............          3,087           2,024           4,593             --          9,704
      Income taxes payable ...........................         34,489           6,264           2,608             --         43,361
      Other current liabilities ......................          5,407           6,795           1,825             --         14,027
                                                            ---------       ---------       ---------       --------      ---------
          Total current liabilities ..................         58,802          32,633          25,667             --        117,102
Long-term debt .......................................        217,244              --          12,589             --        229,833
Deferred income taxes ................................          5,063          (1,016)             39             --          4,086
Other long-term liabilities ..........................         18,443              --             206             --         18,649
Intercompany balances, net ...........................       (398,182)        (96,579)       (178,931)       673,692             --
Total shareholders' equity (deficit) .................        161,303         234,406         228,624       (673,692)       (49,359)
                                                            ---------       ---------       ---------       --------      ---------
Total liabilities and shareholders' equity ...........      $  62,673       $ 169,444       $  88,194       $     --      $ 320,311
                                                            =========       =========       =========       ========      =========

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                     August 31, 2001
                                             -----------------------------------------------------------------
                                                Actuant                    Non-
                                              Corporation  Guarantors   Guarantors  Eliminations  Consolidated
                                             ------------- ----------   ----------  ------------  ------------
                  ASSETS
Current assets
      Cash and cash equivalents ...........   $  25,785    $     621    $     148    $      --    $  26,554
      Accounts receivable, net ............       3,233        5,625       46,113           --       54,971
      Inventories, net ....................      14,606       31,920       10,212           --       56,738
      Deferred income taxes ...............       5,333           11          489           --        5,833
      Other current assets ................       1,132          498        3,444           --        5,074
                                              ---------    ---------    ---------    ---------    ---------
           Total current assets ...........      50,089       38,675       60,406           --      149,170
Property, plant and equipment, net ........       4,335       25,923        9,224           --       39,482
Goodwill, net .............................          --      103,219        4,905           --      108,124
Other intangible assets, net ..............           9       20,847           60           --       20,916
Other long-term assets ....................      24,087          168          769           --       25,024
                                              ---------    ---------    ---------    ---------    ---------
Total assets ..............................   $  78,520    $ 188,832    $  75,364    $      --    $ 342,716
                                              =========    =========    =========    =========    =========

          LIABILITIES AND EQUITY

Current liabilities

      Short-term borrowings ...............   $      --    $      --    $   1,568    $      --    $   1,568
      Trade accounts payable ..............      10,062       17,297       12,439           --       39,798
      Accrued compensation and benefits ...       4,608        1,698        4,349           --       10,655
      Income taxes payable ................      32,416        9,785        7,833           --       50,034
      Other current liabilities ...........      20,189        9,237        2,708           --       32,134
                                              ---------    ---------    ---------    ---------    ---------
           Total current liabilities ......      67,275       38,017       28,897           --      134,189
Long-term debt ............................     311,656          420       13,676           --      325,752
Deferred income taxes .....................       5,043       (1,027)        (109)          --        3,907
Other long-term liabilities ...............      18,384           --          238           --       18,622
Intercompany balances, net ................    (491,161)     (55,907)    (198,212)     745,280           --
Total shareholders' equity (deficit) ......     167,323      207,329      230,874     (745,280)    (139,754)
                                              ---------    ---------    ---------    ---------    ---------
Total liabilities and shareholders' equity    $  78,520    $ 188,832    $  75,364    $      --    $ 342,716
                                              =========    =========    =========    =========    =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended May 31, 2002
                                                    ------------------------------------------------------------------------
                                                      Actuant         Non-
                                                    Corporation   Guarantors     Guarantors    Eliminations     Consolidated
                                                    -----------   -----------    -----------   ------------     ------------
Operating activities
  Net (loss) earnings from continuing operations..   $ (13,652)   $  12,567      $  17,947      $      --        $  16,862
  Adjustments to reconcile net (loss) earnings
  to cash provided by (used in) operating
activities:
      Depreciation and amortization ..............       1,240        5,704          2,147             --            9,091
      Amortization of debt discount and debt
      isssuance costs ............................       1,943           --             --             --            1,943
      Cash payments on the Mox-Med divestiture ...      (6,961)          --             --             --           (6,961)
      Other non-cash items .......................         120           (1)          (223)            --             (104)
      Changes in operating assets and
      liabilities, net ...........................     (80,109)      22,247        (31,551)        71,661          (17,752)
                                                     ---------    ---------      ---------      ---------        ---------
Net cash provided by (used in) operating .........     (97,419)      40,517        (11,680)        71,661            3,079
activities

Investing activities

   Proceeds from sale of property, plant and
   equipment .....................................           3        1,662             14             --            1,679
   Proceeds from insurance recovery ..............          --           --          2,858             --            2,858
   Additions to property, plant and equipment ....      (1,306)      (1,793)        (4,401)            --           (7,500)
   Business acquisitions .........................          --         (785)            --             --             (785)
                                                     ---------    ---------      ---------      ---------        ---------
Net cash (used in) provided by investing .........      (1,303)        (916)        (1,529)            --           (3,748)
activities

Financing activities

   Payment on 13% Notes ..........................     (70,000)          --             --             --          (70,000)
   Payment of 13% Notes redemption premium .......      (9,100)          --             --             --           (9,100)
   Issuance of long-term debt ....................      85,000           --             --             --           85,000
   Net principal payments on debt ................    (103,147)          --           (791)            --         (103,938)
   Net proceeds from issuance of common stock ....      99,705           --             --             --           99,705
   Debt issuance costs ...........................      (1,206)          --             --             --           (1,206)
   Proceeds from stock option exercises ..........       1,190           --             --             --            1,190
   Intercompany payables (receivables) ...........      92,980      (40,671)        19,352        (71,661)              --
                                                     ---------    ---------      ---------      ---------        ---------
Net cash provided by (used in) financing .........      95,422      (40,671)        18,561        (71,661)           1,651
activities

Effect of exchange rate changes on cash ..........          --           --             63             --               63
                                                     ---------    ---------      ---------      ---------        ---------

Net increase (decrease) in cash and cash
equivalents ......................................      (3,300)      (1,070)         5,415             --            1,045
Cash and cash equivalents--beginning of period ...      25,785          621            148             --           26,554
                                                     ---------    ---------      ---------      ---------        ---------
Cash and cash equivalents--end of period.........    $  22,485    $    (449)     $   5,563      $      --        $  27,599
                                                     =========    =========      =========      =========        =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended May 31, 2001
                                                                --------------------------------------------------------------------
                                                                   Actuant                       Non -
                                                                 Corporation    Guarantors    Guarantors  Eliminations  Consolidated
                                                                -------------  ------------  ------------ ------------- ------------
Operating activities
  Net (loss) earnings from continuing operations .............     $(18,693)     $ 15,920      $ 11,614      $     --      $  8,841
  Adjustments to reconcile net (loss) earnings to
  cash provided by (used in) operating activities:
      Depreciation and amortization ..........................        1,440         8,871         2,058            --        12,369
      Amortization of debt discount and debt isssuance
      costs ..................................................        1,658            --            --            --         1,658
      Other non-cash items ...................................       (1,084)           --            --            --        (1,084)
      Changes in operating assets and liabilities, net .......       67,821       (36,972)       21,894       (28,257)       24,486
                                                                   --------      --------      --------      --------      --------
Net cash provided by (used in) continuing operations .........       51,142       (12,181)       35,566       (28,257)       46,270
Cash used in discontinued operations .........................           --            --            --        (1,311)       (1,311)
                                                                   --------      --------      --------      --------      --------
Net cash provided by (used in) operating activities ..........       51,142       (12,181)       35,566       (29,568)       44,959

Investing activities
   Proceeds from sale of property, plant and equipment .......        1,907            --            --            --         1,907
   Proceeds from insurance recovery ..........................           --            --         1,118            --         1,118
   Additions to property, plant and equipment ................         (760)       (1,921)       (2,596)           --        (5,277)
   Business acquisitions .....................................           --       (11,250)           --            --       (11,250)
   Business dispositions and other ...........................           --           238           954            --         1,192
                                                                   --------      --------      --------      --------      --------
Net cash used in investing activities ........................        1,147       (12,933)         (524)           --       (12,310)

Financing activities
   Issuance of long-term debt ................................           --            --        12,652            --        12,652
   Net principal payments on debt ............................      (54,643)         (120)         (146)           --       (54,909)
   Debt issuance costs .......................................         (147)           --            --            --          (147)
   Proceeds from stock option exercises ......................          437            --            --            --           437
   Intercompany payables (receivables) .......................       (2,095)       24,414       (51,887)       29,568            --
                                                                   --------      --------      --------      --------      --------
Net cash (used in) provided by financing activities...........      (56,448)       24,294       (39,381)       29,568       (41,967)

Effect of exchange rate changes on cash ......................           --            --            54            --            54
                                                                   --------      --------      --------      --------      --------

Net decrease in cash and cash equivalents ....................       (4,159)         (820)       (4,285)           --        (9,264)
Cash and cash equivalents--beginning of period ...............        5,076           721         4,099            --         9,896
                                                                   --------      --------      --------      --------      --------
Cash and cash equivalents--end of period .....................     $    917      $    (99)     $   (186)     $     --      $    632
                                                                   ========      ========      ========      ========      ========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" when we refer to "Actuant" or the "Company," we mean Actuant Corporation and its subsidiaries. The Company's significant accounting policies are disclosed in the Notes to Consolidated Financial Statements in the fiscal 2001 Annual Report on Form 10-K. The more critical of these policies include revenue recognition, inventory valuation, goodwill and other intangible asset accounting, and the use of estimates, which are summarized below.

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

Use of Estimates: As required under generally accepted accounting principles, the condensed consolidated financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods presented. They also affect the disclosure of contingencies. See Note 10, "Discontinued Operations and Distribution of Electronics Segment" to the accompanying consolidated financial statements. Actual results could differ from those estimates and assumptions.

Results of Operations for the Three and Nine Months Ended May 31, 2002 and 2001

During fiscal year 2001, the Company divested one business and one product line that were not considered integral to the Company's business strategy, collectively referred to as the "non-continuing businesses." The following table summarizes the divestitures that were completed:

                                                                               Approximate
Divestitures                      Segment                   Date             Annual Sales /(1)/
------------                      -------                   ----           --------------------
                                                                               (in millions)
Quick Mold Change ("QMC")         Tools & Supplies          May 2001               $  6
Mox-Med                           Engineered Solutions      August 2001              18

____________
/(1)/   At the time of the transactions.

The comparability of operating results from period to period is impacted by the non-continuing businesses. The tables below show the effect, by segment, of the non-continuing businesses on reported results. In addition, a subsidiary of the Company acquired the operations of Dewald Manufacturing, Inc. in March 2001, which impacts the comparability of the operating results for the nine months ended May 31, 2002.

Earnings from continuing operations for the three and nine months ended May 31, 2002 were $8.3 million, or $0.68 per diluted share, and $16.9 million, or $1.69 per diluted share, respectively. During the third quarter of fiscal 2002, the Company recorded a non-cash discontinued operations charge of $10.0 million, or $0.82 per diluted share, for the preliminary rejection of indemnification agreements between APW Ltd. and the Company by APW Ltd. in its bankruptcy filing. This charge provides for a contingent amount that otherwise would have been subject to indemnification by APW. The Company also recorded in the third quarter of fiscal 2002 an extraordinary charge of $9.3 million, or $0.76 per diluted share, for early extinguishment of debt. During the first quarter of fiscal 2002, the Company recorded a charge of $7.2 million, or $0.72 per diluted share, for the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Including these charges, the net earnings (loss) for the nine months ended May 31, 2002 were $(9.6) million, or $(0.96) per diluted share, compared with $8.1 million, or $0.97 per diluted share, for the nine months ended May 31, 2001.

Following are detailed discussions of the components of our operating results for the periods ended May 31, 2002 and 2001.

                                      -----------------------------------------   -----------------------------------------
                                           Three Months Ended                                Nine Months Ended
Net Sales by Segment                             May 31,                                         May 31,
                                     ------------------------------------------   -----------------------------------------
(in thousands)                          2002            2001          Change        2002             2001          Change
                                     -----------     -----------   -----------   -----------     -----------     ----------

Tools & Supplies...................   $   65,746      $   70,394      (6.6)%      $ 192,151     $    213,106        (9.8)%

Less: Non-continuing /(1)/.........           --           1,122        --               --            3,339          --
                                     -----------     -----------                  ---------     ------------
   Adjusted Tools & Supplies.......       65,746          69,272      (5.1)%        192,151          209,767        (8.4)%

Engineered Solutions...............       54,263          55,714      (2.6)%        149,432          148,319         0.8%
Less: Non-continuing /(2)/.........            -           4,760        --               --           13,433          --
                                     -----------     -----------                  ---------     ------------
   Adjusted Engineered Solutions...       54,263          50,954       6.5%         149,432          134,886        10.8%

Total net sales....................      120,009         126,108      (4.8)%        341,583          361,425        (5.5)%
Less: Non-continuing Businesses....           --           5,882        --               --           16,772          --
                                     -----------     -----------
                                                                                  ---------     ------------
   Total adjusted net sales........   $  120,009      $  120,226      (0.2)%      $ 341,583     $    344,653        (0.9)%
                                     ===========     ===========                  =========     ============

_________________
(1) "Non-continuing" represents the divested QMC business of the Tools & Supplies segment.
(2) "Non-continuing" represents the divested Mox-Med business of the Engineered Solutions segment.

Total net sales decreased by $6.1 million, or 4.8%, from $126.1 million for the three months ended May 31, 2001 to $120.0 million for the three months ended May 31, 2002. Currency translation rate changes did not significantly impact the quarterly results. Total net sales decreased by $19.8 million, or 5.5% from $361.4 million for the nine months ended May 31, 2001 to $341.6 million for the nine months ended May 31, 2002. Currency translation rate changes negatively impacted the nine-month results causing $1.1 million of the reported sales decline in 2002. Excluding the non-continuing businesses, adjusted net sales declined 0.2% and 0.9% for the three and nine-month periods ended May 31, 2002. Net sales in the three and nine-month periods ending May 31, 2002 include the results of Dewald Manufacturing, Inc. which was acquired in March 2001. Assuming Dewald had been acquired on September 1, 2000, and its sales therefore included in our operating results in all of the fiscal 2001 periods presented, adjusted net sales would have decreased 4.1% for the nine months ended May 31, 2002, primarily as a result of weaker economic conditions in the Company's served markets.

Tools & Supplies

Net sales for Tools & Supplies decreased by $4.6 million or 6.6%, from $70.4 million for the three months ended May 31, 2001 to $65.8 million for the three months ended May 31, 2002. The QMC business, which was sold in fiscal 2001 comprised $1.1 million of the decline. The remaining $3.5 million decrease was driven primarily by weaker economic conditions in North America, which caused decreases in sales to most of the markets served by the Tools & Supplies segment. Our sales to European and Asian customers decreased by approximately $0.8 million.

Tools & Supplies net sales for the nine months ended May 31, 2002 declined $20.9 million, or 9.8%, from $213.1 million for the nine months ended May 31, 2001 to $192.2 million. This decrease is comprised of the elimination of QMC sales of $3.3 million, the negative impact of currency translation rates of $0.9 million, the negative impact of the September 11, 2001 terrorist actions and the impact of the poor economic conditions in North America as described above. Although adjusted third quarter sales were 5.1% lower than the previous fiscal year third quarter, this decrease is sequentially better than the 10% declines experienced in the first and second quarters of fiscal 2002 as compared to fiscal 2001.

Engineered Solutions

Engineered Solutions net sales decreased $1.4 million, or 2.6%, from $55.7 million for the three months ended May 31, 2001 to $54.3 million for the three months ended May 31, 2002. Excluding the results of Mox-Med, which we divested in August 2001, Engineered Solutions net sales increased 6.5%. This increase is attributable to higher recreational vehicle ("RV") OEM production levels, offset by decreased sales to our global truck and off-highway customers.

Engineered Solutions net sales for the nine months ended May 31, 2002 increased $1.1 million, or 0.8%, from $148.3 million for the nine months ended May 31, 2001 to $149.4 million. Excluding the impact of Mox Med, which was sold in 2001, Engineered Solutions net sales for the nine-month period increased $14.5 million, or 10.8%. This increase in adjusted net sales is comprised of the improvement in RV market demand, as well as the incremental impact of Dewald sales, offset by decreases in demand from our global truck and off-highway customers.

Gross Profit

The following table summarizes gross profit and gross profit margins for the three and nine months ended May 31, 2002 and 2001:


                                          ------------------------------------    ---------------------------------------
                                                   Three Months Ended                         Nine Months Ended
Gross Profit by Segment                                 May 31,                                    May 31,
                                          ------------------------------------    ---------------------------------------
(in thousands)                              2002          2001        Change         2002             2001        Change
                                          ---------     ---------    ---------    -----------      ----------   ---------
Tools & Supplies......................    $  27,417     $  27,910      (1.8)%     $    80,018      $   84,728        (5.6)%
Less: Non-continuing/(1)/.............           --           434        --                --           1,266          --
                                          ---------     ---------                 -----------      ----------
   Adjusted Tools & Supplies..........       27,417        27,476      (0.2)%          80,018          83,462        (4.1)%

Engineered Solutions..................       14,175        15,296      (7.3)%          36,297          41,284       (12.1)%
Less: Non-continuing/(2)/.............           --         2,150        --                --           6,182          --
                                          ---------     ---------                 -----------      ----------
   Adjusted Engineered Solutions......       14,175        13,146       7.8%           36,297          35,102         3.4%

Total gross profit....................    $  41,592     $  43,206      (3.7)%     $   116,315      $  126,012        (7.7)%
Less: Non-continuing .................           --         2,584        --                --           7,448          --
                                          ---------     ---------                 -----------      ----------

Total adjusted gross profit...........    $  41,592     $  40,622       2.4%      $   116,315      $  118,564        (1.9)%
                                          =========     =========                 ===========      ==========

Gross Profit Margins by Segment

Tools & Supplies......................         41.7%         39.6%                       41.6%           39.8%
Adjusted Tools & Supplies.............         41.7%         39.7%                       41.6%           39.8%
Engineered Solutions..................         26.1%         27.5%                       24.3%           27.8%
Adjusted Engineered Solutions.........         26.1%         25.8%                       24.3%           26.0%
Total gross profit margin.............         34.7%         34.3%                       34.1%           34.9%
Total adjusted gross profit
  margin..............................         34.7%         33.8%                       34.1%           34.4%

__________

(1) "Non-continuing" represents the divested QMC business of the Tools & Supplies segment.
(2) "Non-continuing" represents the divested Mox-Med business of the Engineered Solutions segment.

Total gross profit for the third quarter of fiscal 2002 was $41.6 million, a $1.6 million decline from the $43.2 million reported in the third quarter of fiscal year 2001. Gross profit decreased $9.7 million, or 7.7%, from $126.0 million to $116.3 million for the nine months ended May 31, 2001 and 2002, respectively. Excluding the gross profit generated by the non-continuing businesses, gross profit increased by $1.0 million, or 2.4%, for the three months ended May 31, 2002, and decreased by $2.2 million, or 1.9%, for the nine months ended May 31, 2002. The majority of this reduction in gross profit for the nine months ended May 31, 2002 is the result of lower sales volume, as explained above. Total gross profit margin increased from 34.3% to 34.7% for the three months ended May 31, 2002 and decreased from 34.9% to 34.1% for the nine months ended May 31, 2002 due to margin declines in the Engineered Solutions segment, offset by margin expansion in the Tools & Supplies segment.

Tools & Supplies

Tools & Supplies gross profit decreased $0.5 million, or 1.8%, from $27.9 million to $27.4 million for the three months ended May 31, 2001 and 2002, respectively. For the nine months ended May 31, 2002 gross profit decreased $4.7 million, or 5.6%, to $80.0 million from the $84.7 million of gross profit recognized for the nine months ended May 31, 2001. These decreases resulted from the lower sales levels in fiscal 2002 as compared to fiscal 2001 and the impact of the non-continuing Tools & Supplies business. Although gross profit decreased, Tools & Supplies gross profit margins increased for the three and nine month periods due to the realization of the benefits of cost reduction and restructuring activities in both the hydraulic and electrical tool businesses, including material cost reductions, personnel reductions and facility downsizing.

Engineered Solutions

Engineered Solutions gross profit decreased $1.1 million, or 7.3%, from $15.3 million to $14.2 million for the three months ended May 31, 2001 and 2002, respectively. Excluding the impact of the non-continuing business, gross profit increased by $1.0 million, or 7.8%, due largely to the impact of higher sales and slightly higher gross margins as compared to the prior year third quarter. For the nine months ended May 31, 2002 gross profit decreased $5.0 million, or 12.1%, to $36.3 million from the $41.3 million of gross profit recognized for the nine months ended May 31, 2001. Excluding the impact of the non-continuing business, gross profit increased by $1.2 million, or 3.4%, due largely to the impact of higher sales offset by lower gross margins. These lower margins result from production inefficiencies associated with the consolidation of our RV facilities, lower fixed cost absorption at our more vertically integrated Milwaukee Cylinder and Nielsen Sessions operations due to lower sales and production levels as compared to the prior year, and higher prototype costs in the automotive operations to support new platform development. Adjusted gross margins have increased from 23.6% and 22.9% in the first and second quarters, respectively, to 26.1% in the third quarter primarily due to lower costs in the third quarter associated with the RV manufacturing plant consolidation, which occurred during the first half of fiscal 2002, and better fixed cost absorption at our plants.

Selling, Administrative, and Engineering ("SAE")
Expense by Segment
(in thousands)

                                        --------------------------------------    --------------------------------------
                                                 Three Months Ended                           Nine Months Ended
                                                       May 31,                                      May 31,
                                        --------------------------------------    --------------------------------------
                                           2002           2001        Change         2002          2001         Change
                                        ----------     ---------    ----------    ---------     ----------    ----------
Tools & Supplies......................  $   14,200     $  16,536      (14.1)%     $ 43,381      $ 48,256       (10.1)%
Less: Non-continuing /(1)/............          --           415         --             --         1,512          --
                                         ---------     ---------                  --------      --------
   Adjusted Tools & Supplies..........      14,200        16,121      (11.9)%       43,381        46,744        (7.2)%


Engineered Solutions..................       5,654         5,453        3.7%        15,349        14,511         5.8%
Less: Non-continuing /(2)/............          --           638         --             --         1,728          --
                                        ----------     ---------                  --------      --------
   Adjusted Engineered Solutions......       5,654         4,815       17.4%        15,349        12,783        20.1%

General Corporate.....................       1,454         1,416        2.7%         3,564         3,906        (8.8)%

Total SAE expense.....................      21,308        23,405       (9.0)%       62,294        66,673        (6.6)%
Less: Non-continuing Businesses.......          --         1,053         --             --         3,240          --
                                        ----------     ---------                  --------      --------
Total adjusted SAE expense............  $   21,308     $  22,352       (4.7)%     $ 62,294      $ 63,433        (1.8)%
                                        ==========     =========                  ========      ========

__________

(1) "Non-continuing" represents the divested QMC business of the Tools & Supplies segment.
(2) "Non-continuing" represents the divested Mox-Med business of the Engineered Solutions segment.

Total SAE expenses decreased $2.1 million, or 9.0%, from $23.4 million for the three months ended May 31, 2001 to $21.3 million for the three months ended May 31, 2002. SAE decreased $4.4 million, or 6.6%, from $66.7 million to $62.3 million for the nine months ended May 31, 2001 and 2002, respectively. Approximately $1.1 and $3.2 million of the reductions, for the three and nine months ended May 31, 2002, respectively, were due to the non-continuing businesses. The remainder of the declines were due to lower variable selling expense and cost reductions.

Tools & Supplies

Tools & Supplies SAE expenses decreased $2.3 million, or 14.1%, from $16.5 million for the three months ended May 31, 2001 to $14.2 million for the three months ended May 31, 2002. For the nine-month periods ended May 31, 2001 and 2002, SAE expenses decreased $4.9 million from $48.3 million to $43.4 million, or 10.1%. The non-continuing Tools & Supplies business comprised $0.4 million and $1.5 million of the decrease for the three and nine months ended May 31, 2002, respectively. The remaining decrease resulted from cost reduction efforts initiated in fiscal 2001 and lower variable selling and marketing costs due to lower sales levels.

Engineered Solutions

Engineered Solutions SAE expenses increased $0.2 million, or 3.7%, from $5.5 million for the three months ended May 31, 2001 to $5.7 million for the three months ended May 31, 2002. For the nine-month periods ended May 31, 2001 and 2002, SAE expenses increased $0.8 million from $14.5 million to $15.3 million, or 5.8%. Excluding the non-continuing business, Engineered Solutions adjusted SAE expenses increased 17.4% and 20.1% for the three and nine months ended May 31, 2002, respectively. These increases in SAE were a result of the inclusion of SAE costs for Dewald, which was acquired March 1, 2001, non-accruable costs associated with the consolidation of RV production facilities, and a high level of engineering development costs related to convertible top actuation for new automotive models.

Amortization Expense
Amortization expense for the three months and nine months ended May 31, 2002 was $0.6 million and $1.8 million, respectively, compared with $1.7 million and $4.6 million for the comparable prior year periods. These decreases were primarily due to ceasing goodwill amortization in accordance with SFAS No. 142. See Note 5 to the Condensed Consolidated Financial Statements, "Goodwill and Other Intangible Assets," for more information on this change in accounting principle.

Restructuring Charge
The Company adopted plans to restructure portions of its operations in the third quarter of fiscal 2001. These plans were designed to reduce administrative and operational costs and resulted in a charge of $1.7 million, $1.0 million after-tax, or $0.13 per diluted share. Of the pre-tax charge, $0.3 million related to the consolidation of the RV slide production facilities, $0.6 million related to the downsizing of the cable tie production facility, and $0.8 million related to a staff reduction plan. The Company wrote down the fixed assets at the locations to be closed or downsized to their fair value, less costs to sell in the third quarter of fiscal 2001.

Net Financing Costs
Net financing costs for the three months and nine months ended May 31, 2002 decreased $5.8 million and $11.6 million, respectively, compared to the respective prior year periods. These reductions were primarily due to the combined effect of lower market interest rates and reduced debt levels in fiscal 2002. See "Liquidity and Capital Resources" below for further information regarding the composition of our debt and the impact of our fiscal 2002 second quarter equity offering.

Other Expense (Income)
Other expense (income) for the three and nine months ended May 31, 2002 and 2001 is comprised of the following (in thousands):


                                              -------------------------------  -------------------------------
                                                    Three Months Ended               Nine Months Ended
                                                         May 31,                          May 31,
                                              -------------------------------  -------------------------------
                                                   2002            2001             2002            2001
                                              ---------------  --------------  ---------------  --------------

    Gain on insurance recovery...............  $        --      $      (983)    $      (623)    $      (983)
    Loss on sale of QMC......................           --              619              --              619
    Net present value of idled lease.........           --            1,531              --            1,531
    Net foreign currency transaction gain....          (12)            (344)            (70)          (1,641)
    Other, net...............................          (45)             354            (105)             354
                                              ---------------  --------------  ---------------  --------------
    Other expense (income)...................  $       (57)     $     1,177     $      (798)     $      (120)
                                              ===============  ==============  ===============  ==============

Discontinued Operations
In the third quarter of fiscal 2002, the Company recorded a non-cash charge of $10.0 million, or $0.82 per diluted share, in "Discontinued Operations, net of Income Taxes" to reflect the preliminary rejection of indemnification agreements by APW in their bankruptcy filing. See Note 10, "Discontinued Operations and Distribution of Electronics Segment" to the accompanying consolidated financial statements for further information.

In the third quarter of fiscal 2001, the Company recorded an $0.8 million loss, or $0.09 per diluted share, in "Discontinued Operations, net of Income Taxes" to reflect a change in estimate for Electronics segment liabilities assumed by the Company as part of the Distribution.

Extraordinary Items
As a result of the redemption of a portion of the 13% Notes, in March 2002 the Company recorded a pre-tax extraordinary charge of approximately $12.0 million, $7.8 million after-tax or $0.64 per diluted share, for the $9.1 million payment of the redemption premium associated with the 13% Notes and the $2.9 million non-cash write-off of the associated debt discount and issuance costs. See Note 9, "Extraordinary Items" for further information.

Also in the fiscal third quarter, as a result of the refinancing of the Company's Senior Secured Credit Facility, the Company recorded a non-cash, pre-tax extraordinary charge of approximately $2.3 million, $1.5 million after tax or $0.12 per diluted share, for the write-off of a portion of the capitalized debt issuance costs. See Note 9, "Extraordinary Items" for further information.

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

Liquidity and Capital Resources
Cash and cash equivalents totaled $27.6 million and $26.6 million at May 31, 2002 and August 31, 2001, respectively. The Company is presently holding approximately $23 million of funds that relate to APW, which it intends to hold until the expiration of the contingency discussed in Note 10, "Discontinued Operations and Distribution of Electronics Segment" in the accompanying condensed consolidated financial statements. In the event the Company is required to make expenditures for this contingent liability, such amounts will first be paid from these funds. In the event that the Company is required to fund an amount in excess of these funds, such excess amount would come from operating cash flows and could potentially result in a materially adverse impact to the Company's financial position and results of operations.

Net cash provided by operating activities of continuing operations was $3.1 million for the nine months ended May 31, 2002, compared to $46.3 million for the nine months ended May 31, 2001. Fiscal year to date 2002 operating cash flows are lower than the prior year because the prior year operating cash flows include the initial proceeds from the Company's accounts receivable securitization program of $30.0 million. In addition, fiscal 2002 nine month operating cash flows include cash payments made for the semi-annual interest on our 13% Notes totaling $24.8 million, which is $5.3 million higher than the interest payments for the nine months ended May 31, 2001. This resulted from the fact that only nine months of interest was paid in fiscal 2001 compared to twelve months in fiscal 2002, given the issuance date of the bonds. Also, in the first quarter of fiscal 2002, income tax and transaction costs of approximately $7.0 million were paid related to the August 2001 sale of Mox-Med. There were no similar payments for Mox-Med in the prior year. The Company also paid $0.7 million related to restructuring activities in fiscal 2002 as compared to $0.2 million in fiscal 2001.

Net cash used in investing activities totaled $3.7 million and $12.3 million for the nine months ended May 31, 2002 and 2001, respectively. In fiscal 2002, this cash was used to fund capital expenditures of $7.5 million and pay the deferred purchase price related to the Dewald acquisition, partially offset by cash proceeds of $1.7 million on the sale of two facilities and $2.9 million of recoveries under an insurance contract. In fiscal 2001, the net cash used in investing activities primarily consisted of cash paid for acquisitions of $11.3 million and capital expenditures of $5.3 million, offset by insurance proceeds of $1.1 million and proceeds from the sale of fixed assets of $1.9 million.

Cash provided by financing activities was $1.7 million for the nine months ended May 31, 2002, as compared to cash used in financing activities of $42.0 million for the nine months ended May 31, 2001. Cash provided from financing activities for the nine months ended May 31, 2002 primarily reflects the proceeds of the equity offering and Senior Secured Credit Facility refinancing, offset by debt repayments of both the 13% Notes and the Senior Secured Credit Facility as described below and the payment of the redemption premium on the 13% Notes. Cash used in financing activities for the nine months ended May 31, 2001 primarily reflects net debt repayments.

The Company issued 3,450,000 shares of previously unissued shares of Class A Common Stock in February 2002 for $30.50 per share (the "Equity Offering"). Cash proceeds from the Equity Offering, net of underwriting discounts, were approximately $99.7 million. The primary objectives of the Equity Offering were to 1) redeem $70 million of the 13% Notes prior to the April 2003 expiration of our optional redemption feature, 2) reduce overall debt to improve financial stability and flexibility, 3) increase the "float" of the Company's common stock in the capital markets, and 4) increase the awareness of Actuant Corporation among United States investors. See Note 8, "Common Stock" and Note 9, "Extraordinary Items" for further information regarding the equity offering.

Proceeds from the Equity Offering were utilized as follows (in thousands):

Net cash proceeds.....................................     $     99,705
Debt retirement - 13% Notes...........................          (70,000)
Debt retirement - Senior Secured Credit Facility......          (16,468)
Redemption premium on 13% Notes.......................           (9,100)
Accrued interest on 13% Notes.........................           (3,387)
Transaction expenses..................................             (750)
                                                         ----------------
                                                           $         --
                                                         ================

In March 2002 the Company used the proceeds from the common stock offering completed in the second quarter of fiscal 2002 to redeem $70 million of the 13% Notes and pay down $16.5 million of debt under the Senior Secured Credit Facility. In the third quarter of fiscal 2002, the Company refinanced a portion of the Senior Secured Credit Facility. In conjunction with the refinancing, all outstanding tranche B institutional term loans were extinguished and the New Tranche A Term Loans were funded by existing bank lenders. The New Tranche A Term Loans, with a final maturity in June 2006, are currently priced at LIBOR plus 2.25%, and are subject to a pricing grid, which allows for further reductions in the borrowing spread.

The borrowings under the Senior Secured Credit Facility bear interest based on a variable pricing grid tied to the Company's total leverage, as measured by debt to trailing twelve-month EBITDA (earnings before interest, taxes, depreciation, and amortization). As a result of the debt retirement resulting from the Equity Offering, the borrowing "spread" above LIBOR declined in the fiscal third quarter. The spread on revolver borrowings was reduced from LIBOR plus 2.75% to LIBOR plus 2.50%.

For a summary of outstanding debt at May 31, 2002 and August 31, 2001, see Note 7, "Debt" in the accompanying financial statements.

Total debt outstanding at May 31, 2002 is payable as follows:



Years ended August 31,
             2002..............      $      3,027
             2003..............            11,106
             2004..............            17,581
             2005..............            20,386
             2006..............            59,067
             Thereafter........           128,638
                                     --------------
             Total.............      $    239,805
                                     ==============

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

As discussed in Note 10 to the accompanying consolidated financial statements, "Discontinued Operations and Distribution of Electronics Segment," the Company is contingently liable for certain lease agreements held by APW. If APW were unable to fulfill its obligations under the leases, the Company could be liable for such leases. A future breach of the lease agreements by APW could potentially have a material adverse effect on the Company's results of operations and financial position.

As more fully discussed in Note 3 to the Condensed Consolidated Financial Statements, "Accounts Receivable Financing" the Company is party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $25.8 million and $25.3 million at May 31, 2002 and August 31, 2001, respectively. If the Company were to discontinue this securitization program, at May 31, 2002 it would have been required to borrow approximately $25.8 million to finance the working capital increase.

No dividend payments were declared or made during the first three quarters of fiscal 2002, nor does the Company expect to pay dividends in the foreseeable future. Cash flow will instead be retained for working capital needs, acquisitions, and to reduce outstanding debt. At May 31, 2002, the Company had $84.5 million of availability under its revolver. The Company's senior credit agreement contains customary limits and restrictions concerning investments, sales of assets, liens on assets, interest and fixed cost coverage ratios, maximum leverage, capital expenditures, acquisitions, excess cash flow, dividends, and other restricted payments. At May 31, 2002 the Company was in compliance with all debt covenants.

Since the Distribution on July 31, 2000, the Company has reduced its indebtedness from approximately $451.0 million to approximately $240.3 million as of May 31, 2002. This approximate $211 million reduction was accomplished as follows:


          Business divestiture, net of taxes and expenses.......    $     33
          Proceeds from A/R securitization......................          25
          Debt reduction from equity offering proceeds..........          86
          Business acquisition..................................         (13)
          Free cash flow from operations and all other..........          80
                                                                    ----------
                                                                    $    211
                                                                    ==========

The primary focus of the Company since the Distribution has been to reduce debt. Given the rapid deleveraging and the Company's desire to grow both internally and through acquisitions, the Company intends to continue to use available cash flow to reduce debt, unless attractive acquisitions surface and are completed. The Company believes that availability under its credit facilities, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for at least the next twelve months.

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

The Company's identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The Company periodically identifies areas where it does not have naturally occurring offsetting positions and then purchases hedging instruments to protect against anticipated exposures. There are no such hedging instruments in place at May 31, 2002 or through the date of this filing. The Company's financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.

Interest Rate Risk - Given the Company's leverage, it is exposed to interest rate risk from changes in interest rates. The Company has periodically utilized interest rate swap agreements historically to manage overall financing costs and interest rate risk. During the quarter ended May 31, 2001, the Company entered into a contract to swap variable interest rates on $25 million of the senior credit facility for fixed interest rates. In the first quarter of fiscal 2002, the Company entered into a second contract to swap variable interest rates on $25 million of the senior credit facility for fixed interest rates. The Company has no other such agreements in place at May 31, 2002 or through the date of this filing. The Company's Senior Credit Agreement stipulates that the lower of 50% of total debt or $200.0 million be fixed interest rate obligations. The Company is in compliance with this requirement.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

       See "Index to Exhibits" on page 30, which is incorporated herein by reference.

(b)  Reports on Form 8-K

       See "Index to Exhibits" on page 30, which is incorporated herein by reference.
                                       28

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ACTUANT CORPORATION
                                    (Registrant)

Date:  July 15, 2002                 By: /s/  Andrew G. Lampereur
                                        -------------------------
                                     Andrew G. Lampereur
                                     Vice President and Chief Financial Officer

                                     (Principal Financial Officer
                                     and duly authorized to sign
                                     on behalf of the registrant)

                               ACTUANT CORPORATION

                               (the "Registrant")
                          (Commission File No. 1-11288)

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MAY 31, 2002
                                INDEX TO EXHIBITS


                                                                      Incorporated Herein                Filed
  Exhibit                        Description                            By Reference To                 Herewith

------------      ------------------------------------------  ------------------------------------    --------------
   4.12           Amended and Restated Credit Agreement                                                     X
                  dated as of May 22, 2002 among Actuant
                  Corporation, the Lenders Named Therein,
                  and Credit Suisse First Boston as Lead
                  Arranger, Collateral Agent and
                  Administrative Agent, Wachovia Bank,
                  N.A. as Syndication Agent, and ING
                  Capital LLC as Documentation Agent.

   4.13           Amended and Restated Security Agreement                                                   X
                  by Actuant Corporation (formerly known
                  as Applied Power Inc.), as Borrower, and
                  the Subsidiary Guarantors Party hereto
                  and the Subsidiary Pledgors Party hereto
                  and Credit Suisse First Boston, as
                  Collateral Agent, dated as of July 31,
                  2000 and Amended and Restated as of May
                  22, 2002.

   4.14           Amended and Restated Indemnity,                                                           X
                  Subrogation and Contribution Agreement
                  dated as of May 22, 2002, among Actuant
                  Corporation, a Wisconsin Corporation,
                  each Guarantor Subsidiary of the
                  Company, and Credit Suisse First Boston,
                  as Collateral Agent for the Secured
                  Parties.

   4.15           Amended and Restated Subsidiary                                                           X
                  Guarantee Agreement dated as of May 22,
                  2002, among each of the Guarantor
                  Subsidiaries of Actuant Corporation and
                  Credit Suisse First Boston, as
                  Collateral Agent for the Secured Parties.

   10.34          Actuant Corporation Outside Directors'      Exhibit 99.1 to the Registrant's
                  Deferred Compensation Plan.                 Form S-8 dated May 24, 2002.

   10.35          Form 8-K dated May 23, 2002 was filed       Registrant's Form 8-K dated May
                  describing the impact of prepackaged        23, 2002.
                  bankruptcy cases filed by a former
                  subsidiary of the Registrant.