Form 10-K
period 2002-08-31
ACTUANT CORP
filed 2002-11-18
CIK 6955

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

          (Mark One)

             [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended August 31, 2002

                                            OR

             [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition period from to _____________ to _____________

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                   (Name of each exchange on
        (Title of each class)                          which registered)
   --------------------------                      -------------------------
   Class A Common Stock, par value $0.20 per share  New York Stock Exchange
   Senior Subordinated Notes due 2009               New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes __X__      No ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of October 31, 2002, the aggregate market value of Common Stock held by non-affiliates was approximately $450.2 million and there were 11,612,016 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 10, 2003 are incorporated by reference into
Part III hereof.

================================================================================

                               TABLE OF CONTENTS

                                    PART I

Item 1.  Business.............................................................................  1
Item 2.  Properties...........................................................................  7
Item 3.  Legal Proceedings....................................................................  8
Item 4.  Submission of Matters to a Vote of Security Holders..................................  9

                                             PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................ 10
Item 6.  Selected Financial Data.............................................................. 11
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations 12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........................... 26
Item 8.  Financial Statements and Supplementary Data.......................................... 28
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. 69

                                            PART III
Item 10. Directors and Executive Officers of the Registrant................................... 69
Item 11. Executive Compensation............................................................... 69
Item 12. Security Ownership of Certain Beneficial Owners and Management....................... 69
Item 13. Certain Relationships and Related Transactions....................................... 69
Item 14. Controls and Procedures.............................................................. 69

                                             PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................... 69


Actuant Corporation provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.actuant.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

               FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

   This document contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "may," "should," "could," "anticipate," "believe," "estimate," "expect," "objective," "plan," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, including statements under the caption Outlook, are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, truck, automotive, industrial production, and construction industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material or labor cost increases, foreign currency risk, interest rate risk, the economy's reaction to terrorist actions or military actions, the length of economic downturns in the Company's markets, the resolution of contingent liabilities related to APW Ltd., the Company's ability to access capital markets, the Company's debt level, and other factors that may be referred to or noted in the Company's reports filed with the Securities and Exchange Commission from time to time.

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

   Prior to July 31, 2000, the Company was known as Applied Power and consisted of two segments, Electronics and Industrial. The Electronics segment (the "Electronics Business" or "APW") focused on electronic enclosures, while the Industrial segment (the "Industrial Business") concentrated on the current Tools & Supplies and Engineered Solutions businesses, as well as other businesses that have been divested. On January 25, 2000, Applied Power's board of directors authorized various actions to enable Applied Power to distribute its Electronics Business to its shareholders in the form of a special dividend (the "spin-off" or "Distribution"). The Distribution took place on July 31, 2000.

   During fiscal 2001, Actuant acquired the assets of Dewald Manufacturing, Inc. and divested the Mox-Med business, both of which are included in the Engineered Solutions segment. Actuant also divested the Quick Mold Change product line in the Tools & Supplies segment. During fiscal 2000, Actuant divested the Barry Controls, Air Cargo and Samuel Groves businesses that previously were included in the Engineered Solutions segment and the Norelem and automotive product lines of Enerpac, previously included in the Tools & Supplies segment.

These actions impact the comparability of the operating results. For further information, see Note 3, "Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements.

   On September 3, 2002, subsequent to our fiscal year-end, the Company acquired Heinrich Kopp AG ("Kopp"), headquartered in Kahl, Germany. Kopp is a leading provider of electrical products to the German and Austrian Home Center retail market. In the transaction, the Company acquired approximately 80% of the outstanding equity of Kopp for approximately $17 million (including the assumption of debt and acquired cash). The Company was also granted an option to acquire, and the sellers were granted a put option to sell, the remaining outstanding equity commencing in October 2003 for approximately $3 million. The results of operations of Kopp are not included in the Company's historical results contained herein.

Description of Business Segments

   The Company operates two business segments, Tools & Supplies and Engineered Solutions.

   Tools & Supplies. The Tools & Supplies segment sells a wide array of branded, specialized electrical and industrial tools and supplies to hydraulic and electrical wholesale tool distributors, to catalog houses and through various retail distribution channels. The segment's products include high-force hydraulic tools, electrical tools and consumables, which are sold directly to end-user markets including general industrial, residential, construction, and production automation, or to end-user markets through retail home centers ("Home Centers"), retail marine or retail automotive aftermarket distribution channels. Tools & Supplies provides over 14,000 SKUs, most of which are designed and manufactured by us in North America. In addition, the segment manages a global sourcing operation that supplements its manufactured product offerings. Major customers include Lowe's, The Home Depot, Ace Hardware, Snap-on, TruServ and W.W. Grainger. This group also sells to over 10,000 small OEM customers and over 4,000 wholesale electrical, marine and automotive aftermarket distributors.

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

   The following is a summary of each of Enerpac's three major business lines:

      Industrial Tools. We believe Enerpac is a leading global supplier of high-force hydraulic industrial tools operating at very high pressures of between 5,000 psi and 10,000 psi. The industrial tool line consists of over 2,000 products that are generally sold by industrial distributors to customers in the construction, mining, steel mill, cement, railway, oil and gas, and general maintenance industries. Enerpac's products allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform.

      Workholding. We also believe Enerpac is a leading supplier of hydraulic workholding components and systems. Workholding products hold parts in position in metal cutting machine tools during the machining process. The products are marketed through distributors to the automotive, machine tool and fixture design markets.

      Custom Products. Enerpac's custom products consist of customized hydraulic products that are sold directly to OEM customers including Caterpillar, Parker-Hannifin and Snap-on. Enerpac's product development staff works closely with OEM customers to develop hydraulic solutions for specific applications.

   We believe Gardner Bender is a leading supplier of electrical tools and components to the North American retail Home Center, retail marine and retail automotive aftermarket and wholesale electrical markets, supplying over 10,000 SKUs through a variety of distribution channels. Gardner Bender maintains strong customer relationships with such leading retailers as Lowe's, The Home Depot, Menards, TruServ, Ace Hardware, Advance Auto Parts and West Marine.

   Gardner Bender's main product lines include the following:

  .  Cable Ties, Staples, Fasteners and Wire Management

  .  Wire Connectors, Solderless Terminals and Lugs

  .  Conduit Bending and Conduit Fishing

  .  Handtools

  .  Electrical Testers and Meters

  .  Electric Wire and Cable

  .  Plugs, Sockets and Other Automotive Products

   Engineered Solutions. We believe that the Engineered Solutions segment is a leading global designer and manufacturer of customized motion control systems for OEMs in a variety of niche industrial markets. The segment works with its customers to provide customized solutions in the RV, truck, automotive, and other markets. Products include RV slide-out and leveling systems, hydraulic cab-tilt systems for heavy-duty trucks, and electro-hydraulic automotive convertible top actuation systems. As a result of the segment's design and engineering quality, it has earned numerous customer awards within the past five years, including the Circle of Excellence vendor award from Fleetwood and the Paccar supplier award in Europe. It also received quality and performance certifications from such OEM customers as Ford, Freightliner, Oshkosh Truck and Peterbilt. We believe that the segment's principal brands, Power-Packer, Power Gear, Milwaukee Cylinder and Nielsen Sessions, are recognized for their engineering quality, integrated custom design and geographic reach. Engineered Solutions' customers include leading multinational corporations such as DAF/Leyland (Paccar), Fiat, Fleetwood, Mercedes-Benz, Renault, Scania and Volvo. We believe that Engineered Solutions' reputation for excellent engineering capabilities, global reach, technical service and established customer relationships with leading OEMs are the driving forces behind its leadership positions in several markets.

   Engineered Solutions' main brands or businesses are summarized below:

      Power-Packer. Under this brand Engineered Solutions manufactures hydraulic and electro-hydraulic motion control systems for OEM applications in the truck, automotive, medical and hydraulic landing gears for the off-highway truck and trailer markets. Products manufactured include hydraulic cab-tilt systems for heavy-duty cab-over-engine trucks, cab suspension systems, electro-hydraulic automotive convertible top actuation systems and self-contained hydraulic actuators for patient lifting and positioning applications within the medical market. The majority of sales of cab-tilt systems and convertible top actuation systems are generated in the European market. These systems are comprised of sensors, electronic controls, hydraulic cylinders, electronic motors and a hydraulic pump. Our convertible top actuation systems are utilized on both retractable soft and hard top vehicles. During fiscal 2002 Engineered Solutions was awarded actuation on the Renault Megane and the Chrysler PT Cruiser, building on fiscal 2001 North American model wins including the Cadillac XLR, the Chevrolet SSR, the Audi A-4, and the Volkswagen Beetle, among others.

      Engineered Solutions also markets and produces a smaller, low-cost hydraulic cab-tilt system for medium duty trucks called the "Hy-Cab." This system replaces existing component supply or torsion bars that have historically been used for cab-tilt applications on medium sized trucks. The segment's patient positioning systems are incorporated into hospital beds, stretchers, examination chairs, surgery tables and transfer lifts.

      Power Gear. Engineered Solutions designs, manufactures and markets both electric and hydraulic powered slide-out systems, hydraulic leveling systems and landing gears for the RV and off-highway truck and trailer markets under the Power Gear brand. Slide-out systems, which are typically comprised of sensors, electronic controls, and either hydraulic pumps and cylinders or electric motors, allow an RV owner to increase a room's size by telescoping a section of the room's wall outward. Leveling systems typically consist of four hydraulic cylinders, a 12-volt DC hydraulic motor pump and an electronic control system and are capable of leveling motor homes to within three degrees of fully horizontal. Power Gear augmented its slide-out and leveling system business with the acquisition of the assets of Dewald Manufacturing in March 2001.

      Power Gear's trailer landing gear generally consists of two adjustable legs used to support the front end of a semi-trailer in a level position when disconnected from the towing vehicle. Hydraulic stabilizers quickly position and level off-highway equipment at remote sites.

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

International Business

   Actuant is a global business. For fiscal 2002, we derived approximately 66% of our net sales in the United States, 26% from Europe, 5% from Asia, 2% from Canada and 1% from South and Latin America. Our European sales will increase in fiscal 2003 with the acquisition of Kopp. Our international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other factors associated with foreign trade. We serve a global customer base and have implemented a global infrastructure for the manufacturing, sourcing, distribution and sales of our products. Our global scale and infrastructure enable us to meet the needs of our customers with global operations, which support our strong relationships with many leading global OEMs.

Distribution and Marketing

   Enerpac sells its products through a combination of distributors, direct sales personnel and manufacturers representatives. Enerpac's distributor network is one of its key competitive strengths and accounted for approximately 77% of its net sales. Enerpac employs approximately 110 territory managers that make joint sales calls to large end-users with distributor sales personnel, train end-user and distributor personnel on products and provide product application expertise.

   Gardner Bender markets its electrical tools and supplies through an extensive distribution network, and has established strong positions in each of its major sales channels, including retail, distribution and direct sales.

      Retail. Gardner Bender utilizes a combination of internal account managers and independent manufacturers representatives to serve its retail customers, including home centers, specialty marine and automotive aftermarket retailers, mass merchandisers and hardware cooperatives. Gardner Bender's sales and marketing personnel provide significant marketing support, including promotional planning, sales programs, retail point-of-purchase materials and displays, effective product packaging, strong merchandising, and advertising programs.

      Distribution. Gardner Bender also sells its products to over 2,500 distributors through internal sales managers dedicated to the distributor channel and independent sales representatives. Due to the distributor channel's high level of fragmentation, Gardner Bender relies on independent manufacturers representatives to provide ongoing customer sales and service support.

      Direct. Gardner Bender currently focuses the majority of its direct marketing efforts on small OEM companies. Sales to this channel require no internal field sales personnel or independent sales representatives, and are made through a combination of catalogs, telemarketers and the Internet.

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

Product Development and Engineering

   We have earned a reputation for design and engineering expertise and for the creation of highly engineered innovative products. We maintain engineering staffs at several locations that design new products and make improvements to existing product lines. Research and development costs are expensed as incurred. Expenditures for research and development were $3.1 million, $3.1 million, and $6.6 million in fiscal 2002, 2001 and 2000, respectively. Fiscal 2002 and 2001 research and development costs declined from fiscal 2000 levels as a result of the divestitures of Barry Controls and Air Cargo Equipment Corporation during fiscal 2000. We have developed several proprietary technologies and hold over 500 patents, including applications, across the world.

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

Order Backlogs and Seasonality

   Excluding divested businesses, we had an order backlog of approximately $49.8 million and $46.7 million at August 31, 2002 and 2001, respectively. Substantially all orders are expected to be completed prior to the end of fiscal 2003. As illustrated in the following table, our sales are not subject to significant seasonal fluctuations:

                      Sales Percentages by Fiscal Quarter

                                       2002   2001
                                      ------ ------
                            Quarter 1  24.5%  24.8%
                            Quarter 2  23.4%  24.0%
                            Quarter 3  25.9%  26.2%
                            Quarter 4  26.2%  25.0%
                                      ------ ------
                                      100.0% 100.0%

Employees

   As of August 31, 2002, we employed approximately 2,120 people. The acquisition of Kopp has added approximately 1,100 employees since our fiscal year-end. Our employees are not subject to any collective bargaining agreements with the exception of approximately 65 Milwaukee Cylinder production employees and employees covered by government-mandated collective labor agreements in some international locations. We believe we enjoy good working relationships with our employees.

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

   We believe that we are in material compliance with applicable environmental laws. Compliance with these laws has and will require expenditures on an ongoing basis. We have been identified by regulators as a potentially responsible party regarding remediation of several multi-party waste sites. Based on our investigations, we believe that we are a de minimis participant in those sites. In addition, soil and groundwater contamination has been identified at a few facilities that we operate or formerly owned or operated. We are also a party to several state and local environmental matters, and we have provided environmental indemnifications for several divested business units, and as such retain responsibility for certain potential environmental liabilities.

   Environmental expenditures over the last three years have not been material, and we believe that the costs for known environmental matters are not likely to have a material adverse effect on our financial position, results of operations or cash flows. Nevertheless, more stringent environmental laws, unanticipated, burdensome remedy requirements, or discovery of previously unknown conditions could have a material adverse effect upon our financial condition and results of operations. Environmental remediation accruals of $1.1 million and $1.3 million were included in the Consolidated Balance Sheets at August 31, 2002 and 2001, respectively. For further information, see Note 16, "Contingencies and Litigation" in the Notes to Consolidated Financial Statements.

Other

   For additional information regarding revenues, profits and losses, and total assets of each business segment, geographical financial information and information on customers, see Note 15, "Business Segment, Geographic and Customer Information" in Notes to Consolidated Financial Statements.

Item 2.  Properties

   We generally lease rather than own our operating facilities. The majority of our leases are short-term, and are renewable at our option.

  Tools & Supplies

   As of August 31, 2002, Tools & Supplies maintained 11 manufacturing facilities in the United States, Mexico, Europe and Asia and 17 distribution facilities and sales offices worldwide.

                                                 Square
                Facility                          feet   Status
                --------                         ------- ------
                Manufacturing and Administrative
                Glendale, Wisconsin (2)......... 313,000 Leased
                Columbus, Wisconsin............. 130,000 Leased
                Veenendaal, The Netherlands.....  97,000 Leased
                San Diego, California...........  70,000 Leased
                Pachuca, Mexico(1)..............  61,000 Leased
                Oklahoma City, Oklahoma.........  56,000 Leased
                Tecate, Mexico..................  54,000 Leased
                Alexandria, Minnesota...........  25,000  Owned
                Shanghai Waigaogiao, China......  23,000 Leased
                Cotati, California..............  19,000 Leased
                Wuxi, China.....................  32,000 Leased

                Distribution and Sales
                Reno, Nevada....................  55,000 Leased
                Charlotte, North Carolina.......  36,000 Leased
                Corsico (Milano), Italy.........  18,000  Owned
                Mississauga, Ontario, Canada....  18,000 Leased
                Lancaster, Pennsylvania.........  16,000 Leased
                Toda-shi, Japan(1)..............  15,000 Leased
                Sydney, Australia...............  14,000 Leased
                Scranton, Pennsylvania..........  13,000 Leased
                Seoul, South Korea(1)...........  13,000 Leased
                Singapore.......................  12,000 Leased
                Ontario, California.............  12,000 Leased
                Madrid, Spain...................  10,000 Leased
                Taipei, Taiwan..................   3,000 Leased
                Dusseldorf, Germany.............   3,000 Leased
                Massey (Paris), France(1).......   3,000 Leased
                Bejing, China...................   1,000 Leased
                Osaka, Japan....................   1,000 Leased

--------
(1)Shared by both Tools & Supplies and Engineered Solutions segments.
(2)Shared by the Tools & Supplies segment, the Engineered Solutions segment and Actuant Corporate.

  Engineered Solutions

   As of August 31, 2002, Engineered Solutions maintained nine manufacturing facilities throughout North America, Europe and Asia and five distribution and sales facilities.

                                                 Square
                Facility                          feet   Status
                --------                         ------- ------
                Manufacturing and Administrative
                Glendale, Wisconsin(2).......... 313,000 Leased
                Oldenzaal, The Netherlands...... 124,000 Leased
                Mishawaka, Indiana.............. 101,000 Leased
                Akishar, Turkey.................  79,000  Owned
                Cudahy, Wisconsin...............  73,000  Owned
                Pachuca, Mexico(1)..............  61,000 Leased
                Westfield, Wisconsin............  40,000  Owned
                Hartford, Connecticut...........  35,000  Owned
                McMinnville, Oregon.............  23,000 Leased
                Sao Paulo, Brazil...............   7,000 Leased

                Distribution and Sales
                Toda-shi, Japan(1)..............  15,000 Leased
                Seoul, South Korea(1)...........  13,000 Leased
                Beaver Dam, Wisconsin...........   8,000 Leased
                Massy (Paris), France(1)........   3,000 Leased
                Torrijos, Toledo, Spain.........   2,000 Leased

--------
(1)Shared by both Tools & Supplies and Engineered Solutions segments.
(2)Shared by the Tools & Supplies segment, the Engineered Solutions segment and Actuant Corporate.

Item 3.  Legal Proceedings

   The Company is a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, environmental, labor and patent claims.

   In connection with the disposition of Barry Wright Corporation in June 2000, Actuant agreed to indemnify the buyer for certain matters. The buyer made an indemnification claim for damages of approximately $6 million involving a specific contract. Actuant is investigating the claim and investigating the buyer's compliance with the purchase agreement, but Actuant believes that it has viable defenses to the claim. The Company intends to vigorously defend the claim. The Company also has agreed to indemnify the buyers of other divested businesses for other matters, and in a few cases, the Company is in dispute over smaller amounts for claims relating to such divestitures. Based on the information presently available, management believes that all such claims will not have a material impact on the financial position or results of operations of the Company.

   We self-insure a portion of our product liability by maintaining a retention provision under our insurance program. We have recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and the amount of the loss can be reasonably estimated. In our opinion, the resolution of these contingencies is not likely to have a material adverse effect on our financial condition, results of operation or cash flows. For further information refer to Note 16, "Contingencies and Litigation" in the Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Executive Officers of the Registrant

   The names, ages and positions of all of the executive officers of the Company as of the record date of November 18, 2002 are listed below.

 Name                 Age Position
 ----                 --- --------
 Robert C. Arzbaecher 42  President and Chief Executive Officer; Director
 William S. Blackmore 46  Vice President--Engineered Solutions--Americas
 Terry M. Braatz      45  Treasurer
 Mark E. Goldstein    46  Vice President--Gardner Bender
 Todd B. Hicks        44  Vice President--Enerpac
 Ralph L. Keller      55  Vice President--Operations
 Arthur Kerk          53  Vice President--Engineered Solutions--Europe and Asia
 Brian K. Kobylinski  36  Vice President--Business Development
 Andrew G. Lampereur  39  Vice President and Chief Financial Officer
 Timothy J. Teske     35  Corporate Controller
 Ronald P. Wieczorek  45  Vice President--Human Resources

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

   William S. Blackmore, Vice President--Engineered Solutions-Americas. Mr. Blackmore was appointed leader of the Engineered Solutions-Americas business in fiscal year 2002. Prior to joining Actuant, he served as President of Integrated Systems--Americas at APW Ltd. from 2000 to 2001 and as President, Rexnord Gear and Coupling Products ("Rexnord") from 1997 to 2000. Prior to 1997, Mr. Blackmore held various senior management positions at Rexnord and Pillar Industries.

   Terry M. Braatz, Treasurer. Mr. Braatz was appointed Treasurer on August 9, 2000, shortly after joining the Company. Prior to joining Actuant, he held various financial management positions at Johnson Controls, Inc. from 1979 to 2000, including Manager, Internal Treasury and Manager, Corporate Finance.

   Mark E. Goldstein, Vice President--Gardner Bender. Mr. Goldstein was appointed leader of the Gardner Bender business when he joined the Company in fiscal year 2001. Prior to joining Actuant he held senior sales, marketing and operations management positions at The Stanley Works, most recently as President, Stanley Door Systems. Mr. Goldstein was employed by The Stanley Works for 22 years.

   Todd B. Hicks, Vice President--Enerpac. Mr. Hicks has held a variety of marketing and sales positions with Enerpac and the former Wright Line business unit of Applied Power prior to being promoted to his current position in 1999. He previously worked for General Electric in a number of marketing positions prior to joining Applied Power in 1987.

   Ralph L. Keller, Vice President--Operations. Mr. Keller joined the Company in 1999 in his present position. Prior to joining Actuant, he held senior operating positions in multinational organizations, most recently with Whitecap, Inc., a subsidiary of Schmalbach Lubeca AG.

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

   Brian K. Kobylinski, Vice President--Business Development. Mr. Kobylinski was appointed leader of business development for Actuant in fiscal year 2002. Prior to being promoted, he served as leader of the distribution and OEM channels of Gardner Bender, leader of Gardner Bender's Del City operation, Gardner Bender's Vice President of Marketing and Director of OEM sales. Prior to joining Applied Power Inc. in 1992, Mr. Kobylinski held various sales positions in the insurance industry.

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

   Timothy J. Teske, Corporate Controller. Mr. Teske was appointed Corporate Controller on May 4, 2001, shortly after joining the Company. Prior to joining Actuant, he held various financial management positions at Tenneco Automotive Inc from 1997 to 2001 and spent eight years with the international public accounting firm of Arthur Andersen LLP, last serving as audit and business advisory manager.

   Ronald P. Wieczorek, Vice President--Human Resources. Mr. Wieczorek was appointed leader of human resources in fiscal 2002. Prior to being promoted, he served as human resources leader of Engineered Solutions--Americas. Prior to joining Applied Power Inc. in 1998, Mr. Wieczorek held various senior human resources positions, most recently with Watlow Gordon, Inc. where he served as a member of the general management leadership team.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's common stock is traded on the New York Stock Exchange under the symbol ATU. At October 31, 2002, the approximate number of record shareholders of common stock was 1,657.

   On January 25, 2001 we effected a one-for-five reverse stock split. Furthermore, in February 2002, the Company sold, pursuant to an underwritten public offering, 3,450,000 shares of its Class A common stock. The high and low sales prices of the common stock, which reflect the impact of these transactions, were as follows for the previous two years:

                Fiscal
                 Year  Period                      High   Low
                ------ ------                     ------ ------
                 2002  June 1 to August 31        $42.45 $30.88
                       March 1 to May 31           46.15  36.00
                       December 1 to February 28   40.00  27.90
                       September 1 to November 30  31.25  17.40

                 2001  June 1 to August 31        $21.25 $14.70
                       March 1 to May 31           16.73  12.00
                       December 1 to February 28   20.62  10.94
                       September 1 to November 30  27.19  16.25

   No dividends have been declared or paid during fiscal 2001 and 2002. The Company's current credit agreements restrict its ability to pay dividends. We do not plan on declaring or paying dividends in the foreseeable future, but will instead retain cash flow for working capital needs, to fund acquisitions and to reduce outstanding debt.

Item 6.  Selected Financial Data

   The following selected historical financial data have been derived from the consolidated financial statements of Actuant. The data should be read in conjunction with these financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The financial data presented in the following table reflect all business units other than the Electronics Business, which was distributed to shareholders in the spin-off as discussed in Item 1, "Business". Included in the table are the results of divested businesses until their respective dates of sale. As a result, the selected financial data in the following table are not fully representative of the group of business units that comprise Actuant as of August 31, 2002. We have included a separate adjusted financial data table in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that includes only those units that comprise Actuant as of August 31, 2002.

                                                   Year Ended August 31,
                                           --------------------------------------
                                            2002  2001(2)  2000    1999   1998(2)
                                           ------ ------- ------ -------- -------
                                            (in millions, except per share data)
Statement of Earnings Data(1):
Net sales................................. $463.0 $481.9  $681.4 $  705.2 $645.9
Gross profit..............................  159.0  168.9   242.2    252.7  200.9
Operating expenses(3).....................   85.4   90.7   145.0    144.5  179.0
Operating earnings........................   71.1   71.9    89.7     99.4    9.3
Net financing costs.......................   32.7   49.2    37.7     41.2   12.5
Earnings from continuing operations(4)....   25.3   24.4    28.0     34.6    0.1
Diluted earnings per share from continuing
  operations(5)...........................   2.39   2.93    3.48     4.30   0.01
Cash dividends per share(5)...............     --     --    0.23     0.30   0.30

Balance Sheet Data (at end of period)(1):
Total assets.............................. $294.6 $342.7  $417.0 $1,059.9 $711.5
Net assets of discontinued operations(6)..     --     --      --    598.5  249.7
Total debt(7).............................  192.6  327.3   432.5    521.2  225.2

--------
(1)The Company completed various acquisitions and divestitures that impact the comparability of the selected financial data presented in the table. For additional information, see Note 3, "Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisitions and Divestitures."

(2)Operating results for fiscal 2001 and 1998 include restructuring and other non-recurring charges that were recognized in cost of sales and operating expenses. Such expenses totaled $1.7 million and $56.9 million on a pre-tax basis in fiscal 2001 and 1998, respectively.

(3)Operating expenses in fiscal 1999 include a $7.8 million pre-tax charge due to the cancellation of a customer contract. In fiscal 2000, the Company recorded a $1.4 million gain when it recognized recoveries of these contract costs in excess of what was anticipated when the loss was initially recorded. Operating expenses for fiscal 2000 include a $12.4 million pre-tax charge for investment banking, legal, accounting and other fees and expenses associated with the Distribution. In addition, operating expenses include our general corporate expenses. These expenses, which include expenditures on resources and services that supported the Electronics Business in fiscal
   1998 through 2000, were as follows:

                          Fiscal Period    Amount
                          ------------- -------------
                                        (in millions)
                              2002.....     $ 5.0
                              2001.....       6.2
                              2000.....      17.6
                              1999.....      12.1
                              1998.....      17.5

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 7, "Restructuring and Other Non-recurring Items" in the Notes to Consolidated Financial Statements for further information.

(4)Earnings from continuing operations include a gain of $18.5 million on the sale of Mox-Med, a $0.7 million loss on the divestiture of QMC, and a $1.5 million loss on the net present value of an idled lease in fiscal 2001. For fiscal 2000, earnings from continuing operations include a $3.5 million loss on the sale of Norelem.

(5)All dividend and per share data have been adjusted for the reverse stock split effected on January 25, 2001. Quarterly dividends of $0.075 per share were declared and paid by the Company for each of the quarters in fiscal 1999 and 1998, and for the first three quarters of fiscal 2000. Since that time no dividends have been declared. Actuant does not intend to pay dividends in the foreseeable future.

(6)Net assets of discontinued operations consist of the assets of the Electronics Business, which was spun-off to shareholders in July 2000.

(7)Debt in the table as of August 31, 1999 and 1998 reflects the debt balance after a reduction for debt allocated to the Electronics Business, which is reported in net assets of discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   On July 31, 2000, Applied Power Inc. completed the spin-off of its Electronics Business ("APW") to shareholders, leaving the Industrial Business as the sole remaining operating business. Subsequent to the spin-off, Applied Power Inc. changed its name to Actuant Corporation. As you read the following review of the Company's financial condition and results of operations, you should also read our financial statements and related notes, which follow this discussion.

Critical Accounting Policies

   The Company's significant accounting policies are disclosed in the Notes to Consolidated Financial Statements. The more critical of these policies include revenue recognition, inventory valuation, goodwill and other intangible asset accounting, and the use of estimates, which are summarized below.

   Revenue Recognition: Revenue is recognized when title to the products being sold transfers to the customer, which is generally upon shipment.

   Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out ("LIFO") method for a portion of U.S. owned inventory (approximately 56% and 62% of total inventories at August 31, 2002 and 2001, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the Consolidated Balance Sheet by approximately $6.7 million and $7.1 million at August 31, 2002 and 2001, respectively.

   Goodwill and Other Intangible Assets: Other intangible assets, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from three to twenty-five years. Goodwill is not amortized, but is subjected to annual impairment testing in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

   Use of Estimates: As required under generally accepted accounting principles, the consolidated financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods presented. They also affect the disclosure of contingencies. See Note 2, "Distribution and Discontinued Operations," Note 14, "Income Taxes", and Note 16, "Contingencies and Litigation" in the Notes to Consolidated Financial Statements for further information. Actual results could differ from those estimates and assumptions.

Results of Operations

Historical Financial Data

   The financial data presented in the following table reflect all business units other than the Electronics Business, which was spun off to shareholders on July 31, 2000 (the "Distribution"). Financial data presented in the table include other divested business units, which are referred to as the "non-continuing" businesses, until their respective dates of sale. As a result, the historical financial data in the following table are not representative of the group of business units that comprise Actuant as of August 31, 2002. We have included a separate financial data table under "Unaudited Adjusted Historical Financial Data" below that excludes the results of the non-continuing businesses. The financial data presented in the following table also include the results of Dewald Manufacturing, which we acquired during fiscal 2001, from the date of acquisition. The acquisitions and divestitures impact the comparability of operating results from period to period.

                                                          Year Ended August 31,
                                                          --------------------
                                                           2002    2001   2000
                                                          ------  ------ ------
                                                             (in millions)
  Statement of Earnings Data:
  Net sales.............................................. $463.0  $481.9 $681.4
  Gross profit...........................................  159.0   168.9  242.2
  Operating expenses excluding general corporate expenses   80.4    84.6  127.4
  General corporate expenses.............................    5.0     6.2   17.6
  Amortization of intangible assets......................    2.5     6.2    7.5
  Operating earnings.....................................   71.1    71.9   89.7

  Other Financial Data:
  Depreciation...........................................    9.9    10.3   15.1
  Capital expenditures...................................   10.0     6.7   11.4

Acquisitions and Divestitures

   We have completed one acquisition since the spin-off. During this time, we also divested several businesses and product lines that were no longer considered integral to our business strategy. The following table summarizes these acquisitions and significant divestitures, other than those impacting the Electronics business, that were completed during the last five years:

                                                                    Approximate
                                     Segment            Date      Annual Sales(2)
                               -------------------- ------------- ---------------
                                                                   (in millions)
Acquisitions(1):
Dewald Manufacturing, Inc..... Engineered Solutions March 2001         $ 24
Nielsen Sessions and Air Cargo Engineered Solutions July 1998            29
Del City Wire................. Tools & Supplies     February 1998        16
Ancor Products................ Tools & Supplies     January 1998          7

Divestitures(1):
Mox-Med....................... Engineered Solutions August 2001        $ 18
Quick Mold Change ("QMC")..... Tools & Supplies     May 2001              6
Norelem....................... Tools & Supplies     August 2000           8
Barry Controls................ Engineered Solutions June 2000           120
Air Cargo Equipment........... Engineered Solutions May 2000             22
Samuel Groves................. Engineered Solutions October 1999          9
Moxness....................... Engineered Solutions March 1998            6

--------
(1)This table excludes acquisitions and divestitures of businesses or business units that were part of our former Electronics Business.

(2)At the time of the transaction. Sales figures exclude sales from acquired business units that were part of the Electronics Business.

   In addition to these divestitures, Gardner Bender's Everest product line and the Magnets business were transferred to the Electronics Business segment immediately prior to the Distribution. The acquisitions and divestitures impact the comparability of operating results from period to period. See Note 3, "Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for further information.

Unaudited Adjusted Historical Financial Data

   The financial information included in the following table, other than information with respect to general corporate expenses, has been adjusted to exclude the results of the non-continuing businesses. Historical net financing costs, income taxes, and balance sheet data have not been adjusted and are not presented in the following table.

                                                          Year Ended August 31,
                                                          --------------------
                                                           2002    2001   2000
                                                          ------  ------ ------
                                                             (in millions)
  Statement of Earnings Data(1):
  Adjusted net sales..................................... $463.0  $461.0 $499.0
  Adjusted gross profit..................................  159.0   159.4  175.8
  Adjusted operating expenses excluding general corporate
    expenses(2)..........................................   80.4    80.7   87.5
  General corporate expenses.............................    5.0     6.2   17.6
  Adjusted amortization of intangible assets.............    2.5     5.8    5.7
  Adjusted operating earnings(2).........................   71.1    66.7   63.1

  Other Financial Data(1):
  Adjusted depreciation..................................    9.9     9.5    9.9
  Adjusted capital expenditures..........................   10.0     6.4    8.4

--------
(1)We have excluded the operating results of the non-continuing businesses from the financial data presented in this table. However, we completed one acquisition that is included in the data set forth in this table from its date of acquisition. This impacts the comparability of the adjusted financial data presented in the table. For additional information, see Note 3, "Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements. The non-continuing businesses include Mox-Med, QMC, the Norelem and automotive product lines of Enerpac, Gardner Bender's Everest product line, Barry Controls, Air Cargo, Samuel Groves and Magnets. The Mox-Med and QMC businesses were divested in fiscal 2001. The Norelem and automotive product lines of Enerpac, Barry Controls, Air Cargo and Samuel Groves units were divested in fiscal 2000. Gardner Bender's Everest product line and the Magnets business were transferred to the Electronics Business segment immediately prior to the Distribution.

(2)For further information on non-recurring items included in operating expenses and operating earnings, see "Selected Financial Data" above and the discussion of operating expenses in this "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Net Sales

   The following table summarizes our net sales for the past three fiscal years:

                                                 Year Ended August 31,
                                                ------------------------
                                                  2002     2001    2000
                                                ------   ------   ------
                                                     (in millions)
       Net Sales by Segment:
       Tools & Supplies........................ $259.5   $281.2   $312.3
       Less: Non-continuing T&S businesses(1)..     --      3.3     20.7
                                                ------   ------   ------
           Adjusted Tools & Supplies........... $259.5   $277.9   $291.6
                                                ======   ======   ======
       Engineered Solutions.................... $203.5   $200.7   $369.1
       Less: Non-continuing ES businesses(2)...     --     17.6    161.7
                                                ------   ------   ------
           Adjusted Engineered Solutions....... $203.5   $183.1   $207.4
                                                ======   ======   ======
       Total net sales......................... $463.0   $481.9   $681.4
       Less: Non-continuing businesses.........     --     20.9    182.4
                                                ------   ------   ------
           Total adjusted net sales............ $463.0   $461.0   $499.0
                                                ======   ======   ======

       Net Sales Change by Segment:
       Tools & Supplies........................   (7.7)%  (10.0)%
       Adjusted Tools & Supplies...............   (6.6)    (4.7)
       Engineered Solutions....................    1.4    (45.6)
       Adjusted Engineered Solutions...........   11.1    (11.7)
       Total net sales.........................   (3.9)   (29.3)
       Total adjusted net sales................    0.4     (7.6)

--------
(1)The "Non-continuing T&S Businesses" are Norelem, Enerpac's automotive line of business, QMC and Gardner Bender's Everest product line.

(2)The "Non-continuing ES Businesses" are Barry Controls, Air Cargo, Samuel Groves, Mox-Med and Magnets.

  Fiscal 2002 compared to Fiscal 2001

   Total net sales decreased $18.9 million, or 3.9%, from $481.9 million in fiscal 2001 to $463.0 million in fiscal 2002. This decline is due to the impact of businesses divested in fiscal 2001 and reduced sales in most of the Tools & Supplies distribution channels, offset by increased sales to the recreational vehicle ("RV") market due to higher demand and the March 1, 2001 acquisition of Dewald. Excluding the results of divested businesses, total net sales increased $2.0 million, or 0.4%, but decreased $0.7 million if the impact of currency rate changes on translated results is excluded. Poor economic conditions, which began in the summer of 2000 and continued into fiscal 2001 and 2002, were exacerbated by the terrorist actions in the United States on September 11, 2001. Although the terrorist actions and poor economic conditions adversely impacted sales to our Tools & Supplies customers, the terrorist actions may have contributed to the increased Engineered Solutions sales, especially RV sales, as consumers preferred to travel closer to home via land transport instead of air transportation.

   Excluding the segment's non-continuing businesses, Tools & Supplies net sales decreased from $277.9 million in fiscal 2001 to $259.5 million in fiscal 2002, a 6.6% decline. This decline was driven by weaker economic conditions in North America and the negative impact of the September 11, 2001 terrorist actions. Sales in our more capital intensive distribution channels, sales to the electrical distribution market and sales to OEMs declined more than other markets in fiscal 2002. European and Asian revenues comprised the remainder of the decrease, which was partially offset by $0.8 million of favorable currency impact on translated results.

   Engineered Solutions net sales, excluding the segment's non-continuing businesses, increased $20.4 million, or 11.1%, from $183.1 million in fiscal 2001 to $203.5 million in fiscal 2002. This increase is attributable to a 40% increase in sales to the RV market due to higher demand, the incremental impact of a full year of Dewald sales and a $1.9 million favorable impact of foreign currency rate changes on translated results. Partially offsetting this, were decreases in demand from our medical, global truck and off-highway customers due to poor economic conditions. Dewald's sales for the two fiscal quarters prior to our mid-fiscal 2001 acquisition were approximately $11.6 million.

  Fiscal 2001 compared to Fiscal 2000

   Total net sales decreased $199.5 million, or 29.3%, from $681.4 million in fiscal 2000 to $481.9 million in fiscal 2001. The majority of this decline is due to the impact of businesses divested in fiscal 2000. After removing the impact of the divestitures, net sales decreased $38.0 million, or 7.6%. This decrease results from the negative impact of currency rate changes on translated results of $14.1 million and slower economic conditions, which impacted many of our businesses. Sales to RV, automotive and truck OEMs, as well as the construction and DIY markets, were all lower than in fiscal 2000 due to recessionary trends that began in the summer of fiscal 2000.

   Excluding the segment's non-continuing businesses, Tools & Supplies net sales decreased from $291.6 million in fiscal 2000 to $277.9 million in fiscal 2001, a 4.7% decline. The negative impact of currency on translated results accounted for $5.7 million of the $13.7 million reduction, with the remainder being caused by generally weak economic conditions.

   Engineered Solutions net sales, excluding the segment's non-continuing businesses, declined $24.3 million, or 11.7%, from $207.4 million in fiscal 2000 to $183.1 million in fiscal 2001. Foreign currency rate changes caused $8.4 million of the decrease. Sales to the RV industry decreased $4.3 million, which is comprised of a decline of $20.5 million in Power Gear RV sales, offset by $16.2 million of sales from Dewald, an RV business we acquired at the beginning of the third quarter. RV industry demand was negatively impacted by weak economic conditions, as well as surplus finished goods inventory at OEMs. Sales to automotive and truck manufacturers declined $6.5 million due to automotive model changeovers and generally less favorable economic conditions in fiscal 2001.

Gross Profit

   The following table summarizes gross profit and gross profit margins for the past three fiscal years:

                                                Year Ended August 31,
                                               ----------------------
                                                2002    2001    2000
                                               ------  ------  ------
                                                    (in millions)
         Gross Profit by Segment:
         Tools & Supplies..................... $108.6  $112.7  $122.9
         Less: Non-continuing T&S Businesses..     --     1.2     8.1
                                               ------  ------  ------
             Adjusted Tools & Supplies........ $108.6  $111.5  $114.8
                                               ======  ======  ======
         Engineered Solutions................. $ 50.4  $ 56.2  $119.3
         Less: Non-continuing ES Businesses...     --     8.3    58.3
                                               ------  ------  ------
             Adjusted Engineered Solutions.... $ 50.4  $ 47.9  $ 61.0
                                               ======  ======  ======
         Total gross profit................... $159.0  $168.9  $242.2
         Less: Non-continuing Businesses......     --     9.5    66.4
                                               ------  ------  ------
             Total adjusted gross profit...... $159.0  $159.4  $175.8
                                               ======  ======  ======

         Gross Profit Margins by Segment:
         Tools & Supplies.....................   42.0%   40.1%   39.3%
         Adjusted Tools & Supplies............   42.0    40.1    39.4
         Engineered Solutions.................   24.7    28.0    32.3
         Adjusted Engineered Solutions........   24.7    26.2    29.4
         Total gross profit margin............   34.3    35.0    35.5
         Total adjusted gross profit margin...   34.3    34.6    35.2

  Fiscal 2002 Compared to Fiscal 2001

   Total gross profit decreased $9.9 million, or 5.9%, from $168.9 in fiscal 2001 to $159.0 in fiscal 2002, primarily due to reduced sales volumes resulting from divestitures. Excluding non-continuing businesses, gross profit declined from $159.4 million in fiscal 2001 to $159.0 million in fiscal 2002, with Tools & Supplies gross profit declining and Engineered Solutions gross profit increasing due to lower and higher sales volumes, respectively. Gross profit margins declined slightly due to the unfavorable mix resulting from the growth in our Engineered Solutions business and contraction in our Tools & Supplies business. Engineered Solutions margins were reduced due to the inefficiencies following RV plant consolidation activities, the impact of a full year of Dewald's lower margins, and increased engineering development and prototype costs for our new convertible top business. The gross margin increase in the Tools & Supplies business was driven by a focused effort to reduce costs.

   Gross profit decreased $4.1 million, or 3.6%, in the Tools & Supplies business, from $112.7 million in fiscal 2001 to $108.6 million in fiscal 2002. Excluding the non-continuing Tools & Supplies business, gross profit decreased $2.9 million, or 2.6% from fiscal 2001 to fiscal 2002, due to the reduced Tools & Supplies sales. Gross profit margins, however, improved to 42.0% in fiscal 2002, from 40.1% in fiscal 2001 and 39.3% in fiscal 2000. Significant cost reduction efforts have been made in the hydraulic and electrical tools businesses, resulting in material cost reductions, personnel reductions, and facility downsizing. These cost reductions come in large part from a formal cost reduction program implemented in the Tools & Supplies business in mid-fiscal 2001 that is now being implemented across all Actuant businesses.

   Engineered Solutions fiscal 2002 gross profit decreased $5.8 million, or 10.3% from fiscal 2001. Excluding the non-continuing businesses, however, gross profit increased $2.5 million, or 5.2%, from fiscal 2001 to fiscal 2002 as a result of the increased sales to the RV market. Adjusted gross profit margins decreased from 26.2% in fiscal 2001 to 24.7% in fiscal 2002 due to ineffeciencies related to the consolidation of our RV manufacturing facilities, lower fixed cost absorption at our more vertically integrated Milwaukee Cylinder and Nielsen Sessions operations due to lower sales and production levels, and higher prototype costs in the automotive operations to support new platform development. In addition, fiscal 2002 includes a full year of sales from Dewald which historically had lower margins than our existing RV business.

  Fiscal 2001 Compared to Fiscal 2000

   Total gross profit decreased $73.3 million, or 30.3%, from $242.2 in fiscal 2000 to $168.9 in fiscal 2001, primarily due to reduced sales volumes resulting from divestitures and weaker economic conditions. Excluding non-continuing businesses, gross profit declined to $159.4 million in fiscal 2001 from $175.8 million in fiscal 2000. Gross profit margins declined due to an unfavorable change in sales mix to lower margin businesses such as Dewald and the unfavorable currency impact on products produced in the United States and sold in Europe. These declines were partially offset by improved margins in the electrical tools and supplies business due to cost reductions.

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

   Engineered Solutions fiscal 2001 gross profit decreased from fiscal 2000 as a result of divestitures, lower sales levels and sales mix. Excluding the non-continuing businesses, gross profit decreased by $13.1 million, or 21.5%, from $61.0 million in fiscal 2000 to $47.9 million in fiscal 2001. Adjusted gross profit margins decreased from 29.4% in fiscal 2000 to 26.2% in fiscal 2001. This decrease is largely due to increased sales from lower margin businesses, such as Dewald. As a result of reduced RV slide out and leveling systems sales in fiscal 2001 due to lower demand, our absorption of fixed manufacturing costs declined, adversely impacting gross profit margins in Power Gear. In addition to reduced gross profit margins in Power Gear, margins have declined in our more vertically integrated businesses, Nielson Sessions and Milwaukee Cylinder, as sales have declined due to the economic slowdown.

Operating Expenses

   The following table summarizes operating expenses for the past three fiscal years:

                                                       Year Ended August 31,
                                                       ---------------------
                                                       2002   2001    2000
                                                       -----  -----  ------
                                                         (in millions)
      Operating Expenses:
      Selling, administrative and engineering expenses $85.4  $89.0  $132.6
      Amortization of intangible assets...............   2.5    6.2     7.5
      Corporate reorganization expense................    --     --    12.4
      Restructuring charge............................    --    1.7      --
                                                       -----  -----  ------
         Totaling operating expenses.................. $87.9  $96.9  $152.5
                                                       =====  =====  ======

  Selling, Administrative and Engineering ("SAE") Expenses

   The following table summarizes our SAE expenses for the past three fiscal years:

                                                  Year Ended August 31,
                                                  ---------------------
                                                  2002   2001    2000
                                                  -----  -----  ------
                                                    (in millions)
            SAE Expenses by Segment:
            Tools & Supplies..................... $59.6  $63.0  $ 66.4
            Less: Non-continuing T&S businesses..    --    1.5     6.1
                                                  -----  -----  ------
                Adjusted Tools & Supplies........ $59.6  $61.5  $ 60.3
                                                  =====  =====  ======
            Engineered Solutions................. $20.8  $19.8  $ 48.6
            Less: Non-continuing ES businesses...    --    2.3    33.8
                                                  -----  -----  ------
                Adjusted Engineered Solutions.... $20.8  $17.5  $ 14.8
                                                  =====  =====  ======
            Combined segment SAE expenses........ $80.4  $82.8  $115.0
            General corporate expenses...........   5.0    6.2    17.6
                                                  -----  -----  ------
            Total SAE expenses...................  85.4   89.0   132.6
            Less: Non-continuing businesses......    --    3.8    39.9
                                                  -----  -----  ------
                Total adjusted SAE expenses...... $85.4  $85.2  $ 92.7
                                                  =====  =====  ======

   All of the general corporate expenses incurred by Actuant Corporation are included in SAE expenses. No portion of such expenses has been allocated to the two business segments or to the Electronics Business financial results, which are included in discontinued operations in the Consolidated Financial Statements.

  Fiscal 2002 Compared to Fiscal 2001

   Total SAE expenses decreased $3.6 million, or 4.0%, from $89.0 million in fiscal 2001 to $85.4 million in fiscal 2002. SAE expenses from the non-continuing businesses and lower corporate expenses comprised $3.8 million and $1.2 million of the decrease, respectively. Adjusted SAE in the Tools & Supplies business decreased as a result of the cost reduction efforts while Adjusted Engineered Solutions SAE increased due to the inclusion of a full year's SAE costs for Dewald, non-accruable costs associated with the RV plant consolidation activities, and higher automotive engineering development costs.

   SAE expenses in the Tools & Supplies business decreased $3.4 million to $59.6 million in fiscal 2002. The non-continuing Tools & Supplies business comprised $1.5 million of the decline, with the remainder resulting from reduced variable SAE due to the reduced sales levels and the cost reduction efforts implemented during fiscal 2001 and 2002.

   SAE expenses in the Engineered Solutions business increased $1.0 million to $20.8 million in fiscal 2002. Excluding the impact of the non-continuing businesses, SAE costs increased $3.3 million, or 18.9%, from $17.5 million in fiscal 2001 to $20.8 million in fiscal 2002. SAE costs in the Engineered Solutions business were significantly influenced by the inclusion of a full year of SAE costs for Dewald which was acquired on March 1, 2001, non-accruable costs associated with the consolidation of the RV production facilities, and a high level of engineering development costs related to convertible top actuation for new automotive program wins.

  Fiscal 2001 Compared to Fiscal 2000

   Total SAE expenses decreased $43.6 million, or 32.9%, from $132.6 million in fiscal 2000 to $89.0 million in fiscal 2001. This decrease was due to the elimination of SAE costs incurred by businesses divested in fiscal 2000 and the reduction in general corporate expenses discussed above, offset by increases in SAE costs in both of our business segments.

   SAE expenses for the Tools & Supplies segment decreased $3.4 million, or 5.1%, from $66.4 million in fiscal 2000 to $63.0 million in fiscal 2001. Excluding the segment's non-continuing businesses, SAE expenses increased $1.2 million, or 2.0%, from $60.3 million in fiscal 2000 to $61.5 million in fiscal 2001. This increase is a result of higher levels of information technology costs associated with a new business software system and increased marketing spending for tradeshows and promotions.

   Engineered Solutions SAE expense decreased $28.8 million, or 59.3%, from $48.6 million in fiscal 2000 to $19.8 million in fiscal 2001. Excluding the impact of the segment's non-continuing businesses, SAE expenses increased $2.7 million, or 18.2%, from $14.8 million in fiscal 2000 to $17.5 million in fiscal 2001. This increase is due to a $1.4 million recovery recorded in fiscal 2000 on a customer contract termination for which $7.8 million was initially expensed in fiscal 1999, higher spending on new platform development costs associated with the convertible top product line and the inclusion of SAE expenses from Dewald, which was acquired on March 1, 2001.

  Amortization of Intangible Assets

   The following table summarizes amortization of intangible assets for the past three fiscal years:

                                                       Year Ended August 31,
                                                       ---------------------
                                                       2002    2001   2000
                                                       ----    ----   ----
                                                       (in millions)
           Total amortization expense................. $2.5    $6.2   $7.5
           Less: Non-continuing businesses............   --     0.4    1.8
                                                        ----    ----   ----
               Total adjusted amortization expense.... $2.5    $5.8   $5.7
                                                        ====    ====   ====

   The decrease in amortization expense from fiscal 2001 to fiscal 2002 is primarily due to ceasing goodwill amortization in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142. See Note 6, "Goodwill and Other Intangible Assets," in the Notes to Consolidated Financial Statements for more information regarding this change in accounting principle. The decrease in amortization expense from fiscal 2000 to fiscal 2001 primarily resulted from the divestiture of the Barry Controls and Air Cargo Equipment business units during fiscal 2000.

  Corporate Reorganization Expense

   Operating expenses for fiscal 2000 include a $12.4 million pre-tax charge for investment banking, legal, accounting and other fees and expenses associated with the Distribution.

  Restructuring Charges

   The Company adopted plans to restructure portions of its operations during the fiscal third quarter of 2001. These plans were designed to reduce administrative and operational costs and resulted in a pre-tax charge of $1.7 million. Of the charge, $0.3 million related to the consolidation of the RV slide-out production facilities, $0.6 million related to downsizing the cable tie production facility, and $0.8 million related to other personnel reductions. The Company wrote down the fixed assets at the locations to be closed or downsized to their fair value, less costs to sell. In addition, the Company eliminated approximately 36 positions. In fiscal 2002, the Company received net cash proceeds of approximately $0.5 million from the sale of a former RV slide-out manufacturing facility. As of August 31, 2002, all restructuring initiatives contemplated by these plans have been completed.

Other Expense (Income)

  Net Financing Costs

   Net financing costs from continuing operations decreased to $32.7 million for fiscal 2002 from $49.2 million for fiscal 2001, due to the combined result of lower market interest rates and reduced debt levels. See "Liquidity and Capital Resources" below for further information regarding the composition of our debt and deleveraging.

   Net financing costs from continuing operations increased to $49.2 million in fiscal 2001 from $37.7 million for fiscal 2000. The increase in the Company's financing costs was a result of higher interest rates and debt levels as a result of the Distribution. For example, the Company's senior subordinated notes carry a 13% interest rate compared to 8.75% under the prior financing agreements. During fiscal 2001, these cost increases were partially mitigated as the Company benefited, on its variable rate debt, from interest rate reductions in the marketplace.

  Loss (Gain) on Sale of Businesses

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

  Other (Income) Expense, net

   Other (income) expense, net are comprised of the following:

                                                Year Ended August 31,
                                               ----------------------
                                                2002    2001    2000
                                               -----  -------  ------
                                                   (in thousands)
         Gain on insurance recovery........... $(623) $  (983) $   --
         (Gain) loss on QMC divestiture.......  (124)     738   1,300
         Net present value of idled lease.....    --    1,531      --
         Net foreign currency transaction gain  (311)  (1,247)   (665)
         Other................................   199      446     352
                                               -----  -------  ------
         Other (income) expense, net.......... $(859) $   485  $  987
                                               =====  =======  ======

Income Tax Expense

   The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the federal statutory rate, state tax rates in the jurisdictions where we do business, and our ability to utilize various tax credits. Our effective income tax rate on earnings from continuing operations for fiscal 2002 was 35.7%, compared to 40.3% for fiscal 2001. The decrease is primarily due to ceasing the amortization of goodwill in fiscal 2002, most of which was not deductible for income tax purposes, and lower overall effective tax rates in foreign jurisdictions. Our effective income tax rate on earnings from continuing operations for fiscal 2001 was consistent with that in fiscal 2000. For more information regarding the variations in our effective tax rates for the periods presented, see Note 14, "Income Taxes," in the Notes to Consolidated Financial Statements.

Discontinued Operations

   See Note 2, "Distribution and Discontinued Operations" and Note 16, "Contingencies and Litigation" in the Notes to Consolidated Financial
Statements for information regarding the results of our discontinued operations.

   On November 7, 2002, APW Ltd. filed an amended Form 10-K for its fiscal year ended August 31, 2001, wherein it disclosed its restated consolidated financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999. This restatement included periods prior to the Distribution in which APW Ltd. was included in the Company's consolidated financial statements as a discontinued operation. After discussions with APW Ltd. and an analysis of the restated financial statements, the Company has determined that the effect on the Company's consolidated financial statements as of and for the years ended August 31, 2000 and 1999 was not material and, therefore, does not require adjustment of the Company's consolidated financial statements.

Extraordinary Items

   In fiscal 2002 and 2000, the Company recognized extraordinary losses, net of income taxes, of $10.6 million and $14.7 million, respectively, related to the early extinguishment of debt. See Note 8, "Debt" in the Notes to Consolidated Financial Statements for further information. In fiscal 2000, the Company also recognized an extraordinary gain, net of income taxes, of $53.2 million related to the sale of some of its subsidiaries. See Note 3, "Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for further information.

Cumulative Effect of Change in Accounting Principle

   The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on September 1, 2001. Under the transitional provisions of SFAS No. 142, the Company recorded a goodwill impairment loss associated with its Milwaukee Cylinder reporting unit of $7.2 million in fiscal 2002. The impairment loss has been recorded as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Earnings. See Note 6, "Goodwill and Other Intangible Assets," in the Notes to Consolidated Financial Statements for more information regarding this change in accounting principle.

Liquidity and Capital Resources

   Cash and cash equivalents totaled $3.0 million and $26.6 million at August 31, 2002 and 2001, respectively. At August 31, 2001 the Company held approximately $23.8 million of funds that relate to APW. See Note 2, "Distribution and Discontinued Operations" in the Notes to Consolidated Financial Statements for further information. During the fourth quarter of fiscal 2002, a majority of these funds were used to reduce debt under the Senior Secured Credit Facility. Our goal is to maintain low cash balances, utilizing any excess cash to pay down debt in an effort to minimize financing costs.

   Since the Distribution on July 31, 2000, the Company has reduced its indebtedness from approximately $451 million to approximately $192 million as of August 31, 2002. This approximate $259 million reduction was accomplished as follows:

             Business divestitures, net of income taxes...... $ 33
             Proceeds from accounts receivable securitization   25
             Debt reduction from equity offering proceeds....   86
             Dewald acquisition..............................  (13)
             Cash related to discontinued operations.........   21
             Free cash flow from operations and other........  107
                                                              ----
             Total debt reduction............................ $259
                                                              ====

   The Company generated cash from operating activities of continuing operations of $29.7 million, $95.1 million, and $17.9 million in fiscal 2002, 2001 and 2000, respectively. Fiscal 2002 operating cash flows are less than those in fiscal 2001 because (1) the prior year operating cash flows include the proceeds from the accounts receivable securitization program of $25.3 million, (2) fiscal 2001 includes the receipt of $28.7 million of tax refunds,
(3) interest payments on the 13% Senior Subordinated Notes (the "13% Notes") were $5.6 million higher than in fiscal 2001 since only nine months of interest was paid in fiscal 2001 versus twelve months in fiscal 2002 and interest was due on the 13% Notes that were repurchased in the fourth quarter, and (4) income tax and transaction costs of approximately $7.0 million were paid in fiscal 2002 related to the August 2001 sale of Mox-Med. Cash provided by continuing operations increased in fiscal 2001 as compared to fiscal 2000 primarily as a result of the discontinuance of the previous accounts receivable securitization program in fiscal 2000 prior to the Distribution, the subsequent sale of receivables in fiscal 2001 pursuant to the new securitization program, and the tax refunds received in fiscal 2001. Cash flows from operating activities of discontinued operations were $43.4 million in fiscal 2000.

   Since the Distribution, the Company has focused on improving working capital management. Its metric to track such performance is primary working capital as a percentage of trailing 90-day sales ("PWC as a Percentage of Sales"). Primary working capital equals inventory plus accounts receivable before securitization less trade accounts payable. At the time of the Distribution, the Company's PWC as a Percentage of Sales was approximately 23%. At the end of fiscal 2002, the percentage was reduced to approximately 19%. This reduction was accomplished through a focus on negotiating cost reductions from vendors, extending payment terms with vendors and better diligence in making collection calls on outstanding receivables.

   Cash provided by (used in) investing activities of continuing operations was $(4.8) million, $28.1 million, and $106.6 million in fiscal 2002, 2001 and 2000, respectively. Fiscal 2002 cash flows consisted of $10.0 million of capital expenditures and the payment of the deferred purchase price related to the Dewald acquisition, partially offset by $3.2 million of proceeds on the sale of fixed assets and $2.9 million of recoveries under an insurance settlement. Fiscal 2001 cash flows consisted of $6.7 million of capital expenditures and $11.3 million of cash paid for acquisitions, offset by $1.9 million of proceeds on the sale of fixed assets, $2.4 million of insurance proceeds and $41.7 million of cash proceeds from business unit divestitures. Fiscal 2000 cash flows consisted primarily of capital expenditures and cash used by discontinued operations offset by cash proceeds of $169.7 from business unit divestitures.

   Cash used in financing activities was $48.5 million, $106.3 million and $183.3 million in fiscal 2002, 2001 and 2000, respectively. As described below, fiscal 2002 cash flows from financing activities primarily reflect the proceeds of the equity offering and Senior Secured Credit Facility refinancing, offset by debt repayments on both the 13% Notes and the Senior Secured Credit Facility and the payment of the redemption premiums on the 13% Notes. Fiscal 2001 cash flows primarily reflect net debt repayments. Fiscal 2000 cash flows primarily reflect net debt repayments, debt financing costs, early extinguishment fees, and cash used by discontinued operations.

   The Company issued 3,450,000 shares of previously unissued shares of Class A Common Stock in February 2002 for $30.50 per share (the "Equity Offering"). Cash proceeds from the Equity Offering, net of underwriting discounts, were approximately $99.7 million. The primary objectives of the Equity Offering were to (1) redeem $70 million of the 13% Notes prior to the April 2003 expiration of the optional redemption provision, (2) reduce overall debt to improve financial stability and flexibility, (3) increase the "float" of the Company's common stock in the capital markets, and (4) increase the awareness of Actuant Corporation among United States investors. See Note 8, "Debt" and Note 10, "Capital Stock" in the Notes to Consolidated Financial Statements for further information regarding the Equity Offering.

   Proceeds from the Equity Offering were utilized as follows (in thousands):

           Net cash proceeds.............................. $ 99,705
           Debt retirement--13% Notes.....................  (70,000)
           Debt retirement--Senior Secured Credit Facility  (16,468)
           Redemption premium on 13% Notes................   (9,100)
           Accrued interest on 13% Notes..................   (3,387)
           Transaction expenses...........................     (750)
                                                           --------
                                                           $     --
                                                           ========

   In March 2002, the Company used the proceeds from the Equity Offering to redeem $70 million of the 13% Notes and pay down $16.5 million of debt under the Senior Secured Credit Facility. In the third quarter of fiscal 2002, the Company refinanced a portion of the Senior Secured Credit Facility to generate $1.3 million in annual interest savings. In conjunction with the refinancing, all outstanding Tranche B institutional term loans were extinguished and $85.0 million of New Tranche A term loans were funded by existing bank lenders. At August 31, 2002, $66.2 million of New Tranche A term loans, with a final maturity in June 2006, remained outstanding, bearing interest at LIBOR plus 2.25%. Such borrowing costs were reduced to LIBOR plus 2.00% in early October 2002 due to the improvement in our leverage ratio. The term loans are subject to a pricing grid, which allows for further increases or decreases in the spread depending on the Company's leverage ratio.

   During the fourth quarter of fiscal 2002, the Company retired an additional $10.4 million of its 13% Notes by acquiring them through open market purchases. As a result, the Company recorded a pre-tax extraordinary charge of $2.1 million, or $1.3 million after-tax, for the $1.7 million bond redemption premium payment and the $0.4 million write-off of the associated debt discount and debt issuance costs. Subsequent to August 31, 2002 the Company retired an additional $6.5 million of its 13% Notes in September 2002 by acquiring them through open market purchases. In addition, borrowings of $10.6 million were incurred and $5.4 million of debt was assumed related to the September 3, 2002 acquisition of Kopp AG. See Note 17, "Subsequent Event" in the Notes to Consolidated Financial Statements for further information.

   Long-term debt outstanding at August 31, 2002, including the current portion of long-term debt payable on or before August 31, 2003, is payable as follows:

                      Year Ended August 31,
                      ---------------------
                             2003.......... $  6.8 million
                             2004.......... $ 11.9 million
                             2005.......... $ 12.3 million
                             2006.......... $ 40.0 million
                             2007.......... $   -- million
                           Thereafter...... $118.6 million

   At August 31, 2002 the Company was a party to two interest rate swaps to convert variable rate debt to a fixed rate with a total notional value of $50 million and one interest rate swap to convert fixed rate debt to a variable rate with a notional amount of $25 million. See Note 1, "Summary of Significant Accounting Policies," and Note 8, "Debt" in the Notes to Consolidated Financial Statements for further information.

   The Company leases certain facilities, computers, equipment and vehicles under various operating lease agreements, generally over periods from one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. Future obligations under non-cancelable operating leases in effect at August 31, 2002 are as follows: $7.8 million in fiscal 2003; $6.6 million in fiscal 2004; $5.1 million in fiscal 2005; $3.1 million in fiscal 2006; $2.5 million in fiscal 2007; and $8.7 million thereafter. See Note 9, "Leases," in the Notes to Consolidated Financial Statements for further information.

   As discussed in Note 2, "Distribution and Discontinued Operations" in the Notes to Consolidated Financial Statements, the Company is contingently liable for certain lease agreements held by APW. If APW were unable to fulfill its obligations under the leases, the Company could be liable for such leases. The future breach of the lease agreements by APW could potentially have a material adverse effect on the Company's results of operations and financial position.

   As more fully discussed in Note 4, "Accounts Receivable Financing" in the Notes to Consolidated Financial Statements, the Company is a party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $24.9 million and $25.3 million at August 31, 2002 and August 31, 2001, respectively. If the Company were to discontinue this securitization program, at August 31, 2002 it would have been required to borrow approximately $24.9 million to finance the working capital increase.

   No dividend payments were declared or made during fiscal 2002, nor does the Company expect to pay dividends in the foreseeable future. Cash flow will instead be retained for working capital needs, acquisitions, and to reduce outstanding debt. At August 31, 2002, the Company had approximately $97 million of availability under its Revolver. The Company's Senior Credit Agreement contains customary limits and restrictions concerning investments, sales of assets, liens on assets, interest and fixed cost coverage ratios, maximum leverage, capital expenditures, acquisitions, excess cash flow, dividends, and other restricted payments. At August 31, 2002 the Company was in compliance with all debt covenants. For a summary of the Company's financing arrangements and borrowings outstanding at August 31, 2002, see Note 8, "Debt" in the Notes to Consolidated Financial Statements.

   Pursuant to our agreement with APW regarding the $23.8 million of Offset Funds, which is described in Note 2, "Distribution and Discontinued Operations" in the Notes to Consolidated Financial Statements, the Company will be required to pay an estimated $18 to $19 million to APW or other third parties as Distribution related contingencies are resolved. We estimate that these payments will be made sometime between fiscal 2004 and fiscal 2005, which payment will be funded by availability under our credit facilities and funds generated from operations. In addition, cash outflows will be required in fiscal 2003 and beyond to fund the remaining Kopp AG purchase price and restructuring cash flow requirements. See "Subsequent Event" below.

   The primary focus of the Company since the Distribution has been to reduce debt. While the Company intends to continue to use available cash flow to reduce debt, cash may also be utilized to fund internal growth programs and acquisitions. The Company believes that availability under its credit facilities, plus funds generated from operations, will be adequate to meet its operating, debt service and capital expenditure requirements.

Subsequent Event

   On September 3, 2002, the Company acquired Heinrich Kopp AG ("Kopp"). Kopp, headquartered in Kahl, Germany, is a leading provider of electrical products to the German Home Center retail market. In the transaction, the Company acquired approximately 80% of the outstanding equity of Kopp for approximately $17 million (including the assumption of debt and acquired cash). The Company was also granted an option to acquire, and the Sellers were granted a put option to sell, the remaining outstanding equity commencing in October 2003 for approximately $3 million. The transaction was funded by borrowings under existing credit agreements and will be accounted for using the purchase method of accounting. Neither the results of operations or the balance sheet of Kopp are included in the Company's historical results contained herein.

Seasonality and Working Capital

   Since the Distribution, we have met our working capital needs and capital expenditure requirements through a combination of operating cash flow and availability under revolving credit facilities. Although there are modest seasonal factors within certain of our businesses, on a consolidated basis, we do not experience material changes in seasonal working capital or capital resource requirements.

   Our receivables are derived from a diverse customer base in a number of industries. The largest single customer generated approximately 5.6%, 4.5% and 4.7% of fiscal 2002, 2001 and 2000 net sales, respectively.

Capital Expenditures

   The majority of our manufacturing operations consist of the assembly of components that are sourced from a variety of vendors. We believe that our capital expenditure requirements are not as extensive as many other industrial companies given the assembly nature of our operations. Historical capital expenditures were as follows:

                                                            Year Ended August 31,
                                                            ---------------------
                                                            2002    2001   2000
                                                             -----  ----   -----
                                                             (in millions)
   Total capital expenditures.............................. $10.0   $6.7   $11.4
   Less: capital expenditures for non-continuing businesses    --    0.3     3.0
                                                             -----   ----  -----
   Adjusted capital expenditures........................... $10.0   $6.4   $ 8.4
                                                             =====   ====  =====

   Capital expenditures have historically been funded by operating cash flows and borrowings under revolving credit facilities. For the past three fiscal years, capital expenditures were invested primarily in machinery and equipment and computer systems. Fiscal 2002 capital expenditures were higher than the previous two fiscal years due to capital spending required as a result of the February 2001 fire at our plant in Oldenzaal, The Netherlands and higher spending relating to new automotive production lines to support our new convertible top business. There are no significant capital programs planned in the near future that would require expenditures in excess of the average capital expenditure levels over the past three years.

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

New Accounting Pronouncements

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company effective September 1, 2002. The Company does not expect the adoption of SFAS No. 144 will have a material impact on the consolidated financial statements.

   In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and will be adopted by the Company effective September 1, 2002. The Company is currently reviewing the provisions of SFAS No. 145 to determine the impact on its results of operations and financial condition. However, the Company believes losses incurred in connection with the early retirement of debt will no longer be classified as extraordinary items. As required by SFAS No. 145, prior year financial statements will require reclassification.

Outlook

   Including the September 3, 2002 acquisition of Heinrich Kopp AG discussed in
Note 17, "Subsequent Event," to the Company's consolidated financial statements, but excluding any future acquisitions or divestitures, we believe our revenues for fiscal 2003 will range from $545 million to $575 million, earnings before interest, income taxes, depreciation, and amortization ("EBITDA") will range from $90 million to $95 million, and diluted earnings per share will range from $2.75 to $3.00. These estimates are dependent on, among other things, general economic and market conditions during fiscal 2003, foreign exchange and interest rates remaining at their present levels, and the successful integration of the Kopp acquisition. In addition to the various risk factors described in the document, you should also read the risk factors listed in the Company's registration statements filed with the Securities and Exchange Commission.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to market risk from changes in foreign exchange and interest rates and, to a lesser extent, commodities. To reduce such risks, we selectively use financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures established by our board of directors, which strictly prohibit the use of financial instruments for trading purposes. A discussion of our accounting policies for derivative financial instruments is included in Note 1, "Summary of Significant Accounting Policies" of our consolidated financial statements.

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

   Our identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. We periodically identify areas where we do not have naturally offsetting positions and then may purchase hedging instruments to protect anticipated exposures. There are no such hedging instruments in place at August 31, 2002 or through the date of this filing. Our financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.

   Interest Rate Risk: We are exposed to interest rate risk from changes in interest rates. We have periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At August 31, 2002 we were a party to three interest rate swap agreements. Together, two of these swap contracts convert $50 million of the Company's floating rate debt, issued pursuant to the Senior Credit Agreement, to fixed rate debt. A third swap contract converts $25 million of fixed rate senior subordinated debt to a variable rate. At August 31, 2002, the aggregate fair value of these contracts was approximately $(0.8) million.

   Our Senior Credit Agreement stipulates that the lower of 50% of our total debt or $200.0 million be fixed interest rate obligations. We are in compliance with this requirement.

Item 8.  Financial Statements and Supplementary Data

                                                                                                   Page
                                                                                                   ----
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of independent accountants.................................................................  29

Consolidated statements of earnings for the years ended August 31, 2002, 2001 and 2000............  30

Consolidated balance sheets as of August 31, 2002 and 2001........................................  31

Consolidated statements of cash flows for the years ended August 31, 2002, 2001 and 2000..........  32

Consolidated statements of shareholders' equity for the years ended August 31, 2002, 2001 and 2000  33

Notes to consolidated financial statements........................................................  34

INDEX TO FINANCIAL STATEMENT SCHEDULE

Report of independent accountants on financial statement schedule.................................  67

Schedule II--Valuation and Qualifying Accounts....................................................  68

All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Actuant Corporation:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Actuant Corporation and its subsidiaries at August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective September 1, 2001.

PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
September 25, 2002

                              ACTUANT CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share amounts)

                                                                             Year Ended August 31,
                                                                         ----------------------------
                                                                           2002      2001      2000
                                                                         --------  --------  --------
Net sales............................................................... $462,950  $481,939  $681,443
Cost of products sold...................................................  303,919   313,030   439,277
                                                                         --------  --------  --------
   Gross profit.........................................................  159,031   168,909   242,166
Selling, administrative and engineering expenses........................   85,446    88,985   132,591
Amortization of intangible assets.......................................    2,453     6,236     7,530
Corporate reorganization expense........................................       --        --    12,388
Restructuring charge....................................................       --     1,740        --
                                                                         --------  --------  --------
   Operating earnings...................................................   71,132    71,948    89,657
Other expense (income):
   Net financing costs..................................................   32,723    49,199    37,670
   Loss (gain) on sale of businesses....................................       --   (18,508)    3,467
   Other (income) expense, net..........................................     (859)      485       987
                                                                         --------  --------  --------
Earnings from continuing operations before income tax expense...........   39,268    40,772    47,533
Income tax expense......................................................   14,016    16,417    19,488
                                                                         --------  --------  --------
Earnings from continuing operations.....................................   25,252    24,355    28,045
Discontinued operations, net of income taxes............................  (10,000)     (781)      585
Extraordinary gain (loss), net of income taxes:
   Early extinguishment of debt.........................................  (10,633)       --   (14,708)
   Sale of subsidiaries.................................................       --        --    53,167
                                                                         --------  --------  --------
       Net extraordinary gain (loss)....................................  (10,633)       --    38,459
Cumulative effect of change in accounting principle, net of income taxes   (7,200)       --        --
                                                                         --------  --------  --------
Net earnings (loss)..................................................... $ (2,581) $ 23,574  $ 67,089
                                                                         ========  ========  ========
Basic earnings (loss) per share:
   Earnings from continuing operations.................................. $   2.53  $   3.06  $   3.59
   Discontinued operations, net of income taxes.........................    (1.00)    (0.09)     0.07
   Extraordinary items, net of income taxes.............................    (1.07)       --      4.92
   Cumulative effect of change in accounting principle, net of income
     taxes..............................................................    (0.72)       --        --
                                                                         --------  --------  --------
       Total............................................................ $  (0.26) $   2.97  $   8.58
                                                                         ========  ========  ========
Diluted earnings (loss) per share:
   Earnings from continuing operations.................................. $   2.39  $   2.93  $   3.48
   Discontinued operations, net of income taxes.........................    (0.95)    (0.09)     0.07
   Extraordinary items, net of income taxes.............................    (1.00)       --      4.77
   Cumulative effect of change in accounting principle, net of income
     taxes..............................................................    (0.68)       --        --
                                                                         --------  --------  --------
       Total............................................................ $  (0.24) $   2.84  $   8.32
                                                                         ========  ========  ========
Weighted average common shares outstanding:
   Basic................................................................    9,993     7,950     7,822
                                                                         ========  ========  ========
   Diluted..............................................................   10,583     8,305     8,062
                                                                         ========  ========  ========

  The accompanying notes are an integral part of these financial statements.

                              ACTUANT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                        August 31,
                                                                                   --------------------
                                                                                      2002       2001
                                                                                   ---------  ---------
                                     ASSETS
                                     ------

Current Assets
   Cash and cash equivalents...................................................... $   3,043  $  26,554
   Accounts receivable, net of allowances of $3,174 and $3,790, respectively......    58,304     54,971
   Inventories, net...............................................................    54,898     56,738
   Deferred income taxes..........................................................     9,127      5,833
   Prepaid expenses...............................................................     4,592      5,074
                                                                                   ---------  ---------
       Total Current Assets.......................................................   129,964    149,170

Property, Plant and Equipment
   Land, buildings, and improvements..............................................    14,940     18,090
   Machinery and equipment........................................................   100,870     95,107
                                                                                   ---------  ---------
   Gross property, plant and equipment............................................   115,810    113,197
   Less: Accumulated depreciation.................................................   (78,982)   (73,715)
                                                                                   ---------  ---------
Property, Plant and Equipment, net................................................    36,828     39,482
Goodwill..........................................................................   101,361    108,124
Other Intangibles, net of accumulated amortization of $12,362 and $18,827,
  respectively....................................................................    18,466     20,916
Other Long-term Assets............................................................     7,992     25,024
                                                                                   ---------  ---------
       Total Assets............................................................... $ 294,611  $ 342,716
                                                                                   =========  =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Short-term borrowings.......................................................... $   2,993  $   1,568
   Current maturities of long-term debt...........................................     6,788         --
   Trade accounts payable.........................................................    47,834     39,798
   Accrued compensation and benefits..............................................    12,362     10,655
   Accrued interest...............................................................     5,953     10,602
   Income taxes payable...........................................................    18,365     26,787
   Other current liabilities......................................................    17,971     21,532
                                                                                   ---------  ---------
       Total Current Liabilities..................................................   112,266    110,942
Long-term Debt, less current maturities...........................................   182,783    325,752
Deferred Income Taxes.............................................................     4,409      3,907
Other Long-term Liabilities.......................................................    38,772     41,869

Shareholders' Equity
   Class A common stock, $0.20 par value per share, authorized 16,000,000 shares,
     issued and outstanding 11,595,417 and 8,013,306 shares, respectively.........     2,319      1,603
   Additional paid-in capital.....................................................  (523,419)  (623,867)
   Retained earnings..............................................................   499,156    501,737
   Stock held in trust............................................................      (511)        --
   Deferred compensation liability................................................       511         --
   Accumulated other comprehensive income (loss)..................................   (21,675)   (19,227)
                                                                                   ---------  ---------
       Total Shareholders' Equity.................................................   (43,619)  (139,754)
                                                                                   ---------  ---------
       Total Liabilities and Shareholders' Equity................................. $ 294,611  $ 342,716
                                                                                   =========  =========

  The accompanying notes are an integral part of these financial statements.

                              ACTUANT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                              Year Ended August 31,
                                                                         ------------------------------
                                                                           2002       2001       2000
                                                                         --------  ---------  ---------
Operating activities
   Earnings from continuing operations.................................. $ 25,252  $  24,355  $  28,045
   Adjustments to reconcile earnings from continuing operations to cash provided by operating activities of continuing operations:
       Depreciation and amortization....................................   12,361     16,563     22,550
       Amortization of debt discount and debt issuance costs............    2,337      2,352      1,103
       Loss (gain) on sale of assets....................................      169       (267)        --
       Loss (gain) on sale of businesses, net...........................       --    (18,508)     3,457
       Provision for deferred income taxes..............................    1,371      1,107        324
       Other............................................................       --         --      1,924
   Changes in components of working capital:............................
       Accounts receivable..............................................     (984)    28,268    (57,999)
       Inventories......................................................    2,500     11,150     (8,515)
       Prepaid expenses and other assets................................   (2,108)    30,053        220
       Trade accounts payable...........................................    6,705     (4,523)     7,338
       Other liabilities................................................  (17,862)     4,593     19,468
                                                                         --------  ---------  ---------
Cash provided by continuing operations..................................   29,741     95,143     17,915
Cash provided by discontinued operations................................       --         --     43,360
                                                                         --------  ---------  ---------
Total cash provided by operating activities.............................   29,741     95,143     61,275

Investing activities
   Proceeds from sale of property, plant and equipment..................    3,219      1,907        835
   Capital expenditures.................................................  (10,044)    (6,709)   (11,441)
   Business acquisitions................................................     (785)   (11,250)        --
   Proceeds from business and product line dispositions.................       --     41,692    169,733
   Proceeds from insurance recovery.....................................    2,858      2,427         --
   Net investing activities of discontinued operations..................       --         --    (52,510)
                                                                         --------  ---------  ---------
Cash provided by (used in) investing activities.........................   (4,752)    28,067    106,617

Financing activities
   Net proceeds from issuance of common stock...........................   99,705         --         --
   Partial redemption of 13% senior subordinated notes..................  (80,442)        --         --
   Net principal payments on debt.......................................  (56,888)  (106,897)   (85,240)
   Debt financing costs and early extinguishment premiums...............  (12,108)        --    (33,899)
   Stock option exercises...............................................    1,254        579      3,838
   Dividends paid on common stock.......................................       --         --     (1,789)
   Net financing activities of discontinued operations..................       --         --    (66,175)
                                                                         --------  ---------  ---------
Cash used in financing activities.......................................  (48,479)  (106,318)  (183,265)
Effect of exchange rate changes on cash.................................      (21)      (234)      (272)
                                                                         --------  ---------  ---------
Net (decrease) increase in cash and cash equivalents....................  (23,511)    16,658    (15,645)
Effect of change in cash of discontinued operations.....................       --         --     18,285
Cash and cash equivalents--beginning of year............................   26,554      9,896      7,256
                                                                         --------  ---------  ---------
Cash and cash equivalents--end of year.................................. $  3,043  $  26,554  $   9,896
                                                                         ========  =========  =========

  The accompanying notes are an integral part of these financial statements.

                              ACTUANT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                           Accumulated
                                            Class A  Additional               Other      Stock    Deferred       Total
                                            Common    Paid-in   Retained  Comprehensive Held in Compensation Shareholders'
                                             Stock    Capital   Earnings  Income (Loss)  Trust   Liability      Equity
                                            -------  ---------- --------  ------------- ------- ------------ -------------
Balance at August 31, 1999................. $ 7,796  $  12,388  $412,863    $(15,218)    $  --     $  --         417,829
   Net earnings............................      --         --    67,089          --        --        --          67,089
   Currency translation adjustments, net
    of amounts transferred to APW
    Ltd....................................      --         --        --      (1,773)       --        --          (1,773)
                                                                                                               ---------
      Total comprehensive income...........                                                                       65,316
                                                                                                               ---------
   Distribution of APW Ltd.................      --   (650,493)       --          --        --        --        (650,493)
   Cash dividends..........................      --         --    (1,789)         --        --        --          (1,789)
   Stock option exercises..................     127      3,711        --          --        --        --           3,838
   Tax benefit of stock option
    exercises..............................      --      2,344        --          --        --        --           2,344
                                            -------  ---------  --------    --------     -----     -----       ---------
Balance at August 31, 2000.................   7,923   (632,050)  478,163     (16,991)       --        --        (162,955)
   Net earnings............................      --         --    23,574          --        --        --          23,574
   Currency translation adjustments........      --         --        --      (2,590)       --        --          (2,590)
   Hedges of net investment in foreign
    subsidiaries...........................      --         --        --         828        --        --             828
   Additional minimum pension liability
    adjustment, net of taxes...............      --         --        --        (296)       --        --            (296)
   Fair value of interest rate swaps, net
    of taxes...............................      --         --        --        (178)       --        --            (178)
                                                                                                               ---------
      Total comprehensive income...........                                                                       21,338
                                                                                                               ---------
   1-for-5 reverse stock split.............  (6,350)     6,350        --          --        --        --              --
   Restricted stock awards.................      --         24        --          --        --        --              24
   Stock option exercises..................      30        549        --          --        --        --             579
   Tax benefit of stock option
    exercises..............................      --      1,260        --          --        --        --           1,260
                                            -------  ---------  --------    --------     -----     -----       ---------
Balance at August 31, 2001.................   1,603   (623,867)  501,737     (19,227)       --        --        (139,754)
   Net loss................................      --         --    (2,581)         --        --        --          (2,581)
   Currency translation adjustments........      --         --        --       1,825        --        --           1,825
   Hedges of net investment in foreign
    subsidiaries...........................      --         --        --        (828)       --        --            (828)
   Additional minimum pension liability
    adjustment, net of taxes...............      --         --        --      (3,087)       --        --          (3,087)
   Fair value of interest rate swaps, net
    of taxes...............................      --         --        --        (358)       --        --            (358)
                                                                                                               ---------
      Total comprehensive loss.............                                                                       (5,029)
                                                                                                               ---------
   Common stock offering...................     690     98,265        --          --        --        --          98,955
   Restricted stock awards.................      --         14        --          --        --        --              14
   Stock option exercises..................      26      1,228        --          --        --        --           1,254
   Tax benefit of stock option
    exercises..............................      --        941        --          --        --        --             941
   Stock acquired and placed in rabbi
    trust for Director Deferred
    Compensation Plan......................      --         --        --          --      (511)      511              --
                                            -------  ---------  --------    --------     -----     -----       ---------
Balance at August 31, 2002................. $ 2,319  $(523,419) $499,156    $(21,675)    $(511)    $ 511       $ (43,619)
                                            =======  =========  ========    ========     =====     =====       =========

  The accompanying notes are an integral part of these financial statements.

                              ACTUANT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

Note 1.  Summary of Significant Accounting Policies

   Consolidation and Presentation: The consolidated financial statements include the accounts of Actuant Corporation and its consolidated subsidiaries ("Applied Power," "Actuant," or the "Company"). In these notes, Actuant refers to Applied Power Inc. and its subsidiaries before the Distribution and Actuant Corporation and its subsidiaries after the Distribution. On January 9, 2001, Applied Power Inc. shareholders approved the change of the name of the Company to Actuant Corporation. Actuant consolidates companies in which it owns or controls more than fifty percent of the voting shares. The results of companies acquired or disposed of during the fiscal year are included in the consolidated financial statements from the effective date of acquisition or until the date of disposal. All significant intercompany balances, transactions and profits have been eliminated in consolidation.

   Cash Equivalents: The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

   Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out ("LIFO") method for a portion of U.S. owned inventory (approximately 56% and 62% of total inventories in 2002 and 2001, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method was not used, inventory balances would be higher than the amounts in the Consolidated Balance Sheets by approximately $6.7 million and $7.1 million at August 31, 2002 and 2001, respectively.

   Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line method over the estimated useful lives of the assets, ranging from ten to thirty years for buildings and improvements and two to seven years for machinery and equipment. Capital leases and leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter.

   Goodwill and Other Intangible Assets: Other intangible assets, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from three to twenty-five years. Effective September 1, 2001, goodwill is no longer amortized, but is subjected to annual impairment testing in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

   Revenue Recognition: Revenue is recognized when title to the products being sold transfers to the customer, which is generally upon shipment.

   Shipping and Handling Costs: The Company records costs associated with shipping its products in cost of products sold.

   Research and Development Costs: Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $3.1 million, $3.4 million and $6.6 million in fiscal 2002, 2001 and 2000, respectively.

   Financing Costs: Net financing costs represent interest expense, financing fees, amortization of debt issuance costs and accounts receivable financing costs, net of interest and investment income earned.

   Income Taxes: The Company uses the liability method to record deferred income tax assets and liabilities relating to the expected future income tax consequences of transactions that have been recognized in the

                              ACTUANT CORPORATION
consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between financial statement carrying amounts and income tax basis of assets and liabilities using tax rates in effect in the years in which temporary differences are expected to reverse.

   Foreign Currency Translation: The financial statements of the Company's foreign operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each applicable period for revenues, expenses, and gains and losses. Translation adjustments are reflected in the balance sheet caption "Accumulated other comprehensive income (loss)." Net gains resulting from foreign currency transactions were $0.3 million, $1.2 million, and $0.7 million in fiscal 2002, 2001 and 2000, respectively, and are recorded in "Other (income) expense, net" in the Consolidated Statements of Earnings.

   Accounting for Derivatives and Hedging Activities: All derivatives are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualify as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the cumulative translation adjustment accounts within equity.

   At August 31, 2001 the Company was a party to one interest rate swap contract to convert $25 million of its variable rate term debt to a fixed rate. In fiscal 2002, the Company entered into a second contract to convert a further $25 million of its variable rate term debt to a fixed rate. Unrealized losses, net of income taxes, of $0.4 million and $0.2 million were recorded in other comprehensive income to recognize the fair value of these contracts for the years ended August 31, 2002 and 2001, respectively. Realized losses of $0.1 million were recorded in "Net Financing Costs" in fiscal 2002 to recognize the portion of the contracts that became ineffective due to the pay down of term debt as a result of the common stock offering. See Note 10, "Capital Stock," for further information on the common stock offering. No realized losses were recorded in fiscal 2001 on these contracts. At August 31, 2002, the effective notional amount of these contracts was $50 million. In fiscal 2002, the Company also entered into an interest rate swap contract to convert $25 million of its fixed rate senior subordinated debt to a variable rate. Since the contract is considered to be "effective" as the terms of the contract exactly match the terms of the underlying debt, no net gain or loss has been recorded in earnings related to changes in the fair value of the contract. At August 31, 2002, the effective notional amount of this contract was $25 million.

   The Company has significant investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange rate volatility. During fiscal 2002 and 2001, the Company utilized euro denominated debt agreements, entered into by the parent, to hedge its net investment in European subsidiaries. Gains and losses on the net investments in subsidiaries are offset by losses and gains in the euro denominated debt obligation of the parent. For the fiscal years ended August 31, 2002 and 2001, $(0.8) million and $0.8 million of net (losses) gains related to the Euro denominated debt agreement were included in the cumulative translation adjustment, respectively. The parent company had no euro denominated debt obligations outstanding at August 31, 2002.

   Fair Value of Financial Instruments: The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book

                              ACTUANT CORPORATION
value as of August 31, 2002 and 2001 due to their short-term nature and the fact that the interest rates approximated year-end market rates of interest. The fair value of the Company's outstanding $119.6 million 13% Subordinated Notes at August 31, 2002 was estimated to be $140.5 million based on quoted market prices.

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

   New Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company effective September 1, 2002. The Company does not expect the adoption of SFAS No. 144 will have a material impact on the consolidated financial statements.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and will be adopted by the Company effective September 1, 2002. The Company is currently reviewing the provisions of SFAS No. 145 to determine the impact on its results of operations and financial condition. However, the Company believes losses incurred in connection with the early retirement of debt will no longer be classified as extraordinary items. As required by SFAS No. 145, prior year financial statements will require reclassification.

   Reclassifications: Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

Note 2.  Distribution and Discontinued Operations

   On January 25, 2000, Applied Power's board of directors authorized various actions to enable Applied Power to distribute its Electronics segment ("APW" or "APW Ltd.") to its shareholders (the "Distribution"). In the Distribution, Applied Power shareholders received, in the form of a special dividend, one share of APW common stock for each Applied Power common share. The board of directors approved the Distribution on July 7, 2000 and shares of APW were distributed to Applied Power shareholders of record at July 21, 2000, effective July 31, 2000.

   The consolidated financial statements and related notes for fiscal 2000 have been reclassified to reflect the Company's former Electronics segment as a discontinued operation. Thus, the revenues, costs and expenses, and cash flows of the Electronics segment have been excluded from the respective captions in the accompanying consolidated financial statements. The net operating results of the Electronics segment for the year ended August 31, 2000 have been reported as "Discontinued operations, net of income taxes." For purposes of this presentation, the amount of debt allocated to continuing and discontinued operations was determined based on preliminary estimates of the amount of debt expected to be retained by Actuant and allocated to APW in the Distribution.
The allocation of interest expense to continuing and discontinued operations for the period prior to

                              ACTUANT CORPORATION
the Distribution was based on the relative debt levels assigned. There were no general corporate expenses allocated to discontinued operations.

   The following selected financial data for the Electronics business segment is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the segment operated as a stand-alone entity.

                                                                     Eleven Months
                                                                         Ended
                                                                     July 31, 2000
                                                                     -------------
Net sales...........................................................  $1,113,178
                                                                      ==========
Earnings before income tax expense..................................  $   70,867
Income tax expense..................................................      68,199
Extraordinary loss, net of taxes....................................       2,083
                                                                      ----------
Earnings from operations of discontinued Electronics segment, net of
  taxes.............................................................  $      585
                                                                      ==========

   During the third quarter of fiscal 2002, APW and one of APW's wholly owned indirect subsidiaries, Vero Electronics, Inc. ("Vero"), commenced prepackaged bankruptcy cases in the United States Bankruptcy Court for the Southern District of New York. According to the disclosure statement of APW and Vero sent to creditors in May 2002, Vero's sole business is to lease and sublease a single parcel of real estate. No other subsidiaries of APW filed Chapter 11 cases. On July 31, 2002, APW and Vero emerged from bankruptcy.

   In its bankruptcy filing, APW disclosed that it was rejecting the majority of the agreements entered into between APW and the Company at the time of the Distribution that govern a variety of indemnification matters between the parties. Those agreements include the Tax Sharing and Indemnification Agreement ("TSA") in which APW agreed to indemnify the Company for income tax liabilities in excess of $1.0 million which could arise from any audit or other administrative or judicial proceedings resulting in adjustments to the separate taxable income of APW or any of its subsidiaries which are included in the APW Group (as defined in the TSA) for periods prior to the Distribution, as well as all taxes related to the Distribution itself. If any audit adjustments were to result in an increased tax liability, such amounts, to the extent not paid by APW (or such APW subsidiaries), are now payable by the Company without the benefit of the right to seek indemnification from APW under the TSA.

   In the third quarter of fiscal 2002, the Company recorded a non-cash charge of $10.0 million, or $0.82 per diluted share, in "Discontinued Operations, net of Income Taxes" as a result of the rejection of indemnification agreements by APW. This charge provides for a contingent amount that otherwise would have been subject to indemnification by APW.

   On August 6, 2002, the Company and APW entered into an agreement which provides, among other things, that the right of offset asserted by the Company with respect to approximately $23.8 million of funds (the "Offset Funds") which the Company held related to APW is an allowed secured claim which is unimpaired in the APW bankruptcy proceeding; and, further, that the Company may retain possession of the Offset Funds and may use such Offset Funds to, among other things, reimburse itself for certain estimated legal, accounting and other costs of approximately $4.9 million and adjustments arising from the Company's spin-off of APW. In the event that such costs and adjustments exceed the Offset Funds, the Company will be responsible for any shortfall, and such excess amount could result in a materially adverse impact upon the Company's financial position and results of operations. Pursuant to the agreement with APW, the Company will be required to pay an estimated $18 to $19 million to APW or other third parties as Distribution related contingencies are resolved. The Company estimates

                              ACTUANT CORPORATION
that these payments will be made sometime between fiscal 2004 and fiscal 2005. The Offset Funds of $18.9 million and $23.8 million have been recorded in "Other Long-term Liabilities" as of August 31, 2002 and 2001, respectively.

   Prior to the Distribution, the Company, in the normal course of business, entered into certain real estate and equipment leases or guaranteed such leases on behalf of its subsidiaries, including those in its Electronics segment. In conjunction with the Distribution, the Company assigned its rights in the leases used in the Electronics segment to APW, but was not released as a responsible party from all such leases by the lessors. As a result, the Company remains contingently liable for such leases. The discounted present value of future minimum lease payments for such leases totals approximately $21.7 million at August 31, 2002. APW subsidiaries that are parties to these leases have not filed Chapter 11 cases and, as such, none of those leases have been rejected in the bankruptcies noted above. As such, the Company will not be responsible for any current payments under such lease agreements as a result of the bankruptcy cases commenced by APW and Vero. However, the Company remains contingently liable for those leases if APW or its subsidiaries are unable to fulfill their obligations thereunder. A future breach of these leases could, therefore, potentially have a material adverse impact upon the Company's financial position and results of operations.

   In the third quarter of fiscal 2001, the Company recorded an $0.8 million loss, or $0.09 per diluted share, in "Discontinued Operations, net of income taxes" to reflect a change in estimate for Electronics segment liabilities assumed by the Company as part of the Distribution.

Note 3.  Acquisitions and Divestitures

Fiscal 2001

  Acquisition

   In March 2001, the Company, through a wholly owned subsidiary, acquired certain assets and assumed certain liabilities of Dewald Manufacturing, Inc. ("Dewald"). Dewald is engaged in the design and manufacture of recreational vehicle ("RV") slide out and leveling systems for the North American RV market. The results of operations of Dewald are included in the accompanying financial statements since the date of acquisition and are included in the Engineered Solutions segment in Note 15 "Business Segment, Geographic and Customer Information." The acquisition was accounted for as a purchase, and the purchase price of $12.0 million (including deferred purchase price of $1.0 million) was allocated to the fair value of the assets acquired and the liabilities assumed. The excess purchase price over the fair value of assets acquired, which approximated $8.8 million, was recorded as goodwill. This acquisition was funded by borrowings under Actuant's senior secured credit facility. In March 2002, the Company paid the deferred purchase price to the former owners of Dewald.

  Divestitures

   In May 2001, the Company sold the Quick Mold Change ("QMC") product line in the Tools & Supplies segment to the QMC business management team for approximately $1.0 million. QMC had annual sales of approximately $6.0 million. The sale resulted in a loss of approximately $0.7 million, $0.4 million after-tax, or $0.05 per diluted share which is recorded in "Other (income) expense, net" in the Consolidated Statement of Earnings.

   In August 2001, the Company completed the sale of Mox-Med, Inc. ("Mox-Med"), a business unit in the Engineered Solutions segment. Mox-Med had annual sales of approximately $18.0 million at the time of the sale. Cash proceeds from the sale were approximately $40.5 million, which resulted in a net gain of $18.5 million, $11.1 million after tax, or $1.34 per diluted share. This gain is recorded in "Loss (gain) on sale of businesses" in

                              ACTUANT CORPORATION
the Consolidated Statement of Earnings. The Company paid approximately $7.0 million in income taxes and transaction fees related to the sale of Mox-Med during fiscal 2002.

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

   Both the loss on ACE and the gain on the sale of Barry Wright Corporation were reported as extraordinary items in the Consolidated Statements of Earnings due to meeting the following criteria; (i) the divestiture occurred within two years of a pooling of interests, (ii) the divestiture was not planned at the time of the pooling of interests and (iii) operations divested are material based on the relative criteria.

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

Note 4.  Accounts Receivable Financing

   During fiscal 2001, the Company established an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned special purpose subsidiary which, in turn, sells

                              ACTUANT CORPORATION
participating interests in its pool of receivables to a financial institution (the "Purchaser"). The Purchaser receives an ownership and security interest in the pool of receivables. Participation interests in new receivables are purchased by the special purpose subsidiary and resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company's retained interest in the receivable pool is subordinate to the Purchaser. The Company's retained interest in the receivable pool is recorded at fair value. The securitization program has a final maturity in May 2006, subject to the renewal of a 364 day back-up liquidity commitment provided by the Purchaser. At August 31, 2002, the total credit availability under the program was approximately $35.0 million.

   Prior to the Distribution, the Company utilized a similar trade accounts receivable financing program. This arrangement was dissolved prior to the Distribution; therefore, no accounts receivable financing program was in place as of August 31, 2000.

   Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows. Trade receivables sold and being serviced by the Company were $24.9 million and $25.3 million at August 31, 2002 and 2001, respectively.

   Accounts receivable financing costs of $1.0 million, $0.9 million, and $3.5 million for the years ended August 31, 2002, 2001 and 2000, respectively, are included in net financing costs in the accompanying Consolidated Statements of Earnings. Total cash proceeds under the trade accounts receivable financing program were $129.4 million and $64.4 million for the years ended August 31, 2002 and 2001, respectively.

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

Note 6.  Goodwill and Other Intangible Assets

   The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in fiscal 2002. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net income of approximately $3.2 million, or $0.30 per diluted share, in fiscal 2002. Under the transitional provisions of SFAS No. 142, the Company recorded a goodwill impairment loss associated with its Milwaukee Cylinder reporting unit of $7.2 million, or $(0.85) per diluted share, in the first quarter of fiscal 2002 due to its declining results given general economic conditions at September 1, 2001. The fair value of the reporting unit was estimated considering both an income and market multiple approach. The impairment loss has been recorded as a cumulative effect of change in accounting principle on the accompanying Consolidated Statements of Earnings.

                              ACTUANT CORPORATION

   The following sets forth a reconciliation of net income and earnings per share information for the years ended August 31, 2002, 2001 and 2000 adjusted for the non-amortization provisions of SFAS No. 142.

                                                                    For the Years Ended August 31,
                                                                    ------------------------------
                                                                      2002      2001      2000
                                                                     -------    -------   -------
Net earnings (loss):
   Reported net earnings from continuing operations................ $25,252    $24,355   $28,045
   Reported net earnings (loss)....................................  (2,581)    23,574    67,089

   Add: Goodwill amortization of continuing operations, net of tax
     effect........................................................      --      2,372     2,593
   Add: Goodwill amortization of discontinued operations, net of
     tax effect....................................................      --         --    11,715

   Adjusted net earnings from continuing operations................  25,252     26,727    30,638
   Adjusted net earnings (loss).................................... $(2,581)   $25,946   $81,397

Basic earnings per share:
   Adjusted net earnings from continuing operations................ $  2.53    $  3.36   $  3.92
   Adjusted net earnings (loss).................................... $ (0.26)   $  3.26   $ 10.41

Diluted earnings per share:
   Adjusted net earnings from continuing operations................ $  2.39    $  3.22   $  3.80
   Adjusted net earnings (loss).................................... $ (0.24)   $  3.12   $ 10.10

   The changes in the carrying amount of goodwill for the years ended August 31, 2002 and 2001 are as follows:

                                                      Tools &  Engineered
                                                      Supplies Solutions
                                                      Segment   Segment     Total
                                                      -------- ---------- --------
Balance as of August 31, 2000........................ $44,451   $ 71,897  $116,348
Goodwill of acquired businesses......................      --      8,291     8,291
Amortization.........................................  (1,569)    (2,404)   (3,973)
Goodwill written off related to sale of business unit      --    (12,613)  (12,613)
Currency impact......................................      --         71        71
                                                      -------   --------  --------
Balance as of August 31, 2001........................  42,882     65,242   108,124
Transitional impairment charge.......................      --     (7,200)   (7,200)
Purchase price allocation adjustment.................      --        491       491
Currency impact......................................      --        (54)      (54)
                                                      -------   --------  --------
Balance as of August 31, 2002........................ $42,882   $ 58,479  $101,361
                                                      =======   ========  ========

                              ACTUANT CORPORATION

   The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of August 31, 2002 and 2001 are as follows:

                              August 31, 2002               August 31, 2001
                       ----------------------------- -----------------------------
                        Gross                  Net    Gross                  Net
                       Carrying Accumulated   Book   Carrying Accumulated   Book
                        Amount  Amortization  Value   Amount  Amortization  Value
                       -------- ------------ ------- -------- ------------ -------
Patents............... $21,703    $ 8,049    $13,654 $22,652    $ 7,653    $14,999
Trademarks............   4,516      1,095      3,421   4,496        842      3,654
Non-compete agreements   3,268      2,562        706  10,509      9,038      1,471
Other.................   1,341        656        685   2,086      1,294        792
                       -------    -------    ------- -------    -------    -------
Total................. $30,828    $12,362    $18,466 $39,743    $18,827    $20,916
                       =======    =======    ======= =======    =======    =======

   Amortization expense recorded on the intangible assets listed in the above table for the years ended August 31, 2002, 2001 and 2000 was $2.5 million, $2.2 million and $3.1 million respectively. The reduction in gross carrying amount and accumulated amortization for non-compete agreements and other intangible assets in the table above reflect the removal of fully amortized intangible assets in fiscal 2002. The estimated amortization expense for each of the next five fiscal years, excluding intangible asset amortization for Kopp AG which was acquired subsequent to the Company's fiscal 2002 year end, is as follows:

                                  2003 $2,182
                                  2004 $1,775
                                  2005 $1,597
                                  2006 $1,574
                                  2007 $1,574

Note 7.  Restructuring and Other Non-recurring Items

Fiscal 2001

   The Company adopted plans to restructure portions of its operations during the fiscal third quarter of 2001. These plans were designed to reduce administrative and operational costs and resulted in a charge of $1.7 million, $1.0 million after-tax, or $0.13 per diluted share. Of the pre-tax charge, $0.3 million related to the consolidation of the RV slide-out production facilities, $0.6 million related to downsizing the cable tie production facility, and $0.8 million related to other personnel reductions. The Company wrote down the fixed assets at the locations to be closed or downsized to their fair value, less costs to sell, in the third quarter. As a result of these plans, the Company eliminated approximately 36 positions. In fiscal 2002, the Company received net cash proceeds of approximately $0.5 million from the sale of a former RV slide-out manufacturing facility. As of August 31, 2002, all restructuring initiatives contemplated by these plans have been completed.

   A rollforward of the restructuring reserve recorded is shown in the following table:

                         August 31, 2001          August 31, 2002
                          Restructuring    Cash    Restructuring
                             Reserve     Payments     Reserve
                         --------------- -------- ---------------
              Severance.     $  182      $  (182)       $--
              Exit Costs        820         (820)        --
                             ------      -------        ---
                             $1,002      $(1,002)       $--
                             ======      =======        ===

   In May 2001, the Company recorded a charge in "Other (income) expense, net" of $1.5 million, $0.9 million after-tax, or $0.11 per diluted share, for the net present value of future lease and holding costs on a building that

                              ACTUANT CORPORATION
had been occupied by a former division. At the time the Company sold the divested business in 1996, it received a five-year sub-lease with renewal options. Due to a change in control at the parent company of the divested business, the renewal option was not exercised.

   In February 2001, one of the Company's leased facilities in Oldenzaal, The Netherlands was damaged by fire. The fire damaged a portion of the building, as well as certain inventory and property, plant and equipment contained therein. Additionally, the fire temporarily impacted the shipment of product produced on the truck cab-tilt production line that is housed in the damaged facility. The Company was party to an insurance contract that covered the damaged inventory and equipment as well as the business interruption resulting from the fire. During the third quarter of fiscal 2001, a gain of $1.0 million, $0.6 million after-tax, or $0.07 per diluted share, was recorded in "Other (income) expense, net" to reflect the difference between the book value of the assets destroyed and the minimum reimbursement received for such assets from the insurance carrier. In fiscal 2002, the Company settled its claim with the insurance company, and as a result received $2.9 million from the insurance company and recorded an additional gain of $0.6 million, $0.4 million after-tax. The new facility was operational as of May 31, 2002.

Fiscal 2000

   In fiscal 2000, the Company recorded $12.4 million of fees and expenses associated with the Distribution. Such legal, accounting, tax and investment banking fees and expenses are reported under the caption "Corporate reorganization expense" in the Consolidated Statements of Earnings.

   In fiscal 2000, the Company recorded a $6.6 million gain related to the unwinding of interest rate swap agreements. The interest rate swap agreements were unwound due to the anticipated spin-off of the Electronics business. Gains relating to terminations of qualifying hedges were deferred and recognized in income at the same time as the underlying hedged transactions. As of August 31, 2000, no deferred gain remained. These gains are included in the Consolidated Statements of Earnings as a reduction to "Net financing costs" and as a component of "Discontinued operations, net of income taxes."

   In the fourth quarter of fiscal 2000, the Company approved the sale of the Norelem, S.A. product line within its Tools & Supplies segment. The Company recorded a total charge of approximately $1.9 million to reduce the carrying amounts of the assets to estimated net realizable value. This charge is included in the Consolidated Statements of Earnings as a component of "Other (income) expense, net."

                              ACTUANT CORPORATION

Note 8.  Debt

   The Company's indebtedness at the end of its two most recently completed fiscal years was as follows:

                                                               August 31,
                                                           ------------------
                                                             2002      2001
                                                           --------  --------
 Senior secured credit agreement
    Revolving credit borrowings........................... $     --  $ 13,250
    Tranche A term loans..................................       --    10,376
    New Tranche A term loans..............................   66,151        --
    Tranche B term loans..................................       --    90,487
                                                           --------  --------
        Sub-total--senior secured credit agreement........   66,151   114,113
 13% Senior subordinated notes, due 2009..................  119,558   200,000
 Less: initial issuance discount..........................   (1,206)   (2,322)
                                                           --------  --------
    Senior subordinated notes, net of discount............  118,352   197,678
 Euro denominated term loan...............................    4,914    13,675
 Other....................................................      154       286
                                                           --------  --------
        Total debt........................................  189,571   325,752
 Less: current maturities of long-term debt...............   (6,788)       --
                                                           --------  --------
        Total long-term debt, less current maturities..... $182,783  $325,752
                                                           ========  ========

   Immediately prior to the Distribution, all borrowings outstanding under a multi-currency revolving credit agreement, 8.75% senior subordinated notes due in 2009, and a commercial paper program were repaid with proceeds from a new APW Ltd. credit facility, Actuant's 13% Senior Subordinated Notes (the "13% Notes") and Actuant's new senior secured credit agreement (the "Senior Credit Agreement"). APW Ltd. retained the remainder of the outstanding debt in the Distribution. In conjunction with the refinancing, the Company recorded a $14.7 million extraordinary loss ($24.6 million, net of $9.9 million of related tax benefits) for the make-whole payment required to tender the senior subordinated notes due in 2009, tender costs and the write-off of non-amortized capitalized debt issuance costs attributable to the retired debt. Following the Distribution, Actuant's long-term debt consisted of borrowings under 1) the Senior Credit Agreement, 2) the 13% Notes and 3) $0.5 million of other debt.

   The Company initially borrowed $252.6 million under the Senior Credit Agreement, consisting of $115.0 million of Tranche A Term loans ("Term Loan A"), $125.0 million of Tranche B Term loans ("Term Loan B") and $12.6 million of a $100.0 million revolving credit line (the "Revolver"). All loans under the Senior Credit Agreement could be (and continue to be) prepaid at any time without premium or penalty.

   During the first quarter of fiscal 2002, the Company repaid all remaining balances outstanding under the Tranche A term loans. In May 2002, the Company completed an amendment to the Senior Credit Agreement, entering into an Amended and Restated Credit Agreement. In conjunction with the Amended and Restated Credit Agreement, a New Tranche A Term Loan in the amount of $85.0 million was funded by existing bank lenders and all outstanding Tranche B institutional term loans were extinguished. The Company recorded a pre-tax extraordinary charge of $2.3 million, or $1.5 million after-tax, in connection with the refinancing to write-off a portion of the capitalized debt issuance costs from the original financing. The new Tranche A Term Loan, as well as the Revolver, have a final maturity in June 2006 and can be prepaid at any time without premium or penalty. At August 31, 2002, outstanding New Tranche A Term Loan and Revolver borrowings were at interest rates of approximately 4.10%, which represented LIBOR plus a 2.25% spread. Subsequent to year-end, the borrowing spread was reduced to LIBOR plus 2.00% due to improvement in the Company's leverage ratio. Borrowing

                              ACTUANT CORPORATION
spreads under the Amended and Restated Credit Agreement are subject to a pricing grid, which can result in further increases or decreases in the borrowing spread depending on the Company's leverage ratio.

   A non-use fee of 0.38% annually is payable quarterly on the average unused Revolver credit line. The unused and available Revolver credit line at August 31, 2002 was approximately $97 million, which represents the $100 million revolving credit line less approximately $3 million of outstanding letters of credit issued under the Senior Credit Agreement. The Amended and Restated Credit Agreement contains customary limits and restrictions concerning investments, sales of assets, liens on assets, interest and fixed cost coverage ratios, maximum leverage, capital expenditures, acquisitions, excess cash flow, dividends and other restricted payments. The Amended and Restated Credit Agreement is secured by substantially all domestic assets of the Company and its domestic subsidiaries and a pledge of 66% of the stock of certain foreign subsidiaries. As of August 31, 2002, the Company was in compliance with all debt covenants.

   Effective November 2000, a wholly-owned subsidiary of the Company entered into an unsecured financing arrangement which provides up to a maximum of Euro
20.0 million in borrowings. The facility includes a Euro 15.0 million term loan and a Euro 5.0 million working capital facility. The term loan has a term of 7 years, and is payable in ten semi-annual installments beginning January 2003. Proceeds from the Euro 15.0 million term loan were used to reduce indebtedness under the Senior Credit Agreement. In August 2002, an optional prepayment in the amount of Euro 10.0 million was made, reducing the outstanding term loan balance to approximately $4.9 million. The term loan borrowing accrues interest at EURIBOR plus 1.10%, or approximately 4.45% at August 31, 2002.

   Actuant's 13% Notes were issued at a price of 98.675% on July 31, 2000. The initial issuance discount is being amortized over the term of the notes, which mature in May 2009. The Notes carry a fixed 13.0% rate of interest, which is paid on November 1 and May 1 annually, and are U.S. Dollar denominated. There are no required principal payments on the Notes. In fiscal 2002, the Company exercised its right to redeem at 113% up to 35% of the 13% Notes prior to May 1, 2003 with the proceeds from a common stock offering. See Note 10, "Capital Stock," for further information on the common stock offering. Further, the Company has the right to redeem all or a portion of the 13% Notes at certain specified redemption prices on or after May 1, 2007. The 13% Notes are unsecured obligations of the Company, and are subordinate in right of payment to the prior payment in full of all senior debt as defined in the indenture. In conjunction with the issuance of the 13% Notes, a number of the Company's domestic subsidiaries have provided unconditional guarantees for their payment.

   In March 2002, the Company used the proceeds from the common stock offering to redeem $70 million of the 13% Notes and optionally prepay $16.5 million of debt under the Senior Credit Agreement. The Company recorded a pre-tax extraordinary charge of $12.0 million, or $7.8 million after-tax, related to the redemption of the 13% Notes. The pre-tax charge consisted of the $9.1 million bond redemption premium payment and a $2.9 million non-cash write-off of the associated debt discount and debt issuance costs.

   During the fourth quarter of fiscal 2002, the Company retired an additional $10.4 million of its 13% Notes acquired through open market purchases. The Company recorded a pre-tax extraordinary charge of $2.1 million, or $1.3 million after-tax, for the $1.7 million bond redemption premium payment and the $0.4 million write-off of the associated debt discount and debt issuance costs. Subsequent to year-end, the Company retired in September 2002 an additional $6.5 million of its 13% Notes by acquiring them through open market purchases.

   Short-term Debt: Short-term debt outstanding at August 31, 2002 consisted of foreign subsidiary overdraft borrowings. Certain of the Company's foreign subsidiaries are a party to unsecured non-committed lines of credit with various banks. Interest rates vary depending on the currency being borrowed.

                              ACTUANT CORPORATION

   Aggregate Maturities: Long-term debt outstanding at August 31, 2002, including the current portion of long-term debt payable on or before August 31, 2003, is payable as follows:

                      Year Ended August 31,
                      ---------------------
                             2003.......... $  6.8 million
                             2004.......... $ 11.9 million
                             2005.......... $ 12.3 million
                             2006.......... $ 40.0 million
                             2007.......... $   -- million
                           Thereafter...... $118.6 million

   The Company paid $35.0 million, $40.9 million, and $67.2 million of interest in fiscal 2002, 2001 and 2000, respectively, which included both continuing and discontinued operations.

Note 9.  Leases

   The Company leases certain facilities, computers, equipment and vehicles under various lease agreements generally over periods of one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. The Company's policy is to not enter into capital leases.

   Future obligations under non-cancelable operating leases in effect at August 31, 2002 are as follows: $7.8 million in fiscal 2003; $6.6 million in fiscal 2004; $5.1 million in fiscal 2005; $3.1 million in fiscal 2006; $2.5 million in fiscal 2007; and $8.7 million thereafter. Total rental expense under operating leases related to the continuing businesses was $7.9 million, $7.3 million and $9.1 million in fiscal 2002, 2001 and 2000, respectively.

   The Company is also contingently liable for leases entered into prior to the Distribution for the benefit of the Electronics segment. See Note 2, "Distribution and Discontinued Operations," and Note 16, "Contingencies and Litigation," for further information.

Note 10.  Capital Stock

   The authorized capital stock of the Company as of August 31, 2002 consisted of 16,000,000 shares of Class A Common Stock, $0.20 par value, of which 11,595,417 shares were issued and outstanding and 1,500,000 shares of Class B Common Stock, $0.20 par value, none of which were issued; and 160,000 shares of Cumulative Preferred Stock, $1.00 par value ("Preferred Stock"), none of which have been issued. Holders of both classes of the Company's Common Stock are entitled to such dividends as the Company's board of directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the Common Stock. If the Company were to issue any of its Preferred Stock, no dividends could be paid or set apart for payment on shares of Common Stock, unless paid in Common Stock, until dividends on all of the issued and outstanding shares of Preferred Stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.

   On January 9, 2001, the Company's board of directors authorized and the shareholders approved a reverse stock split effective January 25, 2001, whereby every five shares of Common Stock were converted into one

                              ACTUANT CORPORATION
share of Common Stock. In addition, the shareholders approved a reduction in the authorized Class A common shares from 80 million to 16 million with a similar reduction for other capital stock. Unless otherwise indicated all references in the consolidated financial statements to the average number of common shares and related per share amounts have been restated to reflect the reverse stock split.

   In February 2002, the Company sold, pursuant to an underwritten public offering, 3,450,000 shares of its Class A Common Stock at a price of $30.50 per share. Cash proceeds from the offering, net of underwriting discounts, were approximately $99.7 million. In addition to underwriting discounts, the Company incurred approximately $0.8 million of additional accounting, legal and other expenses related to the offering that were charged to additional paid-in capital. The proceeds were used to redeem $70 million of the 13% Notes and retire $16.5 million of the Company's debt under the Senior Secured Credit Facility. See Note 8, "Debt" for further information.

  Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share. All share and related per share amounts have been restated to reflect the reverse stock split.

                                                                       Year Ended August 31,
                                                                     --------------------------
                                                                       2002      2001    2000
                                                                     --------  -------  -------
Numerator:
   Net earnings from continuing operations.......................... $ 25,252  $24,355  $28,045
   Discontinued operations, net of income taxes.....................  (10,000)    (781)     585
   Extraordinary items, net of income taxes.........................  (10,633)      --   38,459
   Cumulative effect of change in accounting principle, net of
     income taxes...................................................   (7,200)      --       --
                                                                     --------  -------  -------
       Net earnings (loss).......................................... $ (2,581) $23,574  $67,089
                                                                     ========  =======  =======
Denominator (in thousands):
   Weighted average common shares outstanding for basic earnings
     (loss) per share...............................................    9,993    7,950    7,822
   Net effect of dilutive stock options based on the treasury stock
     method using average market price..............................      590      355      240
                                                                     --------  -------  -------
   Weighted average common and equivalent shares outstanding for
     diluted earnings (loss) per share..............................   10,583    8,305    8,062
                                                                     ========  =======  =======
Basic Earnings (Loss) Per Share:
   Net earnings from continuing operations.......................... $   2.53  $  3.06  $  3.59
   Discontinued operations, net of income taxes.....................    (1.00)   (0.09)    0.07
   Extraordinary items, net of income taxes.........................    (1.07)      --     4.92
   Cumulative effect of change in accounting principle, net of
     income taxes...................................................    (0.72)      --       --
                                                                     --------  -------  -------
       Net earnings (loss).......................................... $  (0.26) $  2.97  $  8.58
                                                                     ========  =======  =======
Diluted Earnings Per (Loss) Share:
   Net earnings from continuing operations.......................... $   2.39  $  2.93  $  3.48
   Discontinued operations, net of income taxes.....................    (0.95)   (0.09)    0.07
   Extraordinary items, net of income taxes.........................    (1.00)      --     4.77
   Cumulative effect of change in accounting principle, net of
     income taxes...................................................    (0.68)      --       --
                                                                     --------  -------  -------
       Net earnings (loss).......................................... $  (0.24) $  2.84  $  8.32
                                                                     ========  =======  =======

                              ACTUANT CORPORATION

Note 11.  Stock Option and Deferred Compensation Plans

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

  Employee Plans

   On January 9, 2001, shareholders of the Company approved the adoption of the Actuant Corporation 2001 Stock Plan (the "2001 Plan"). Previously, the Company had two nonqualified stock option plans for employees--the 1990 and 1996 plans. The Company does not intend to issue any additional options under the 1990 or 1996 plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. Under the terms of the 2001 Plan, stock options may be granted to officers and key employees. At August 31, 2002, a total of 400,000 shares of Class A Common Stock were authorized for issuance under the 2001 Plan, none of which have been issued through exercises of option grants. At August 31, 2002, 400,000 shares were reserved for issuance under the 2001 Plan, consisting of 354,500 shares subject to outstanding options and 39,100 shares available for further option grants. Options generally have a maximum term of ten years and an exercise price equal to 100% of the fair market value of the Company's common stock at the date of grant. Options generally vest 50% after two years and 100% after five years.

   The following table reflects the status and activity for the stock options issued under the employee stock option plans. The number of options and exercise prices presented prior to the Distribution and reverse stock split have not been adjusted to reflect the effect of the Distribution or the reverse stock split.

                                                             Weighted
                                                             Average
                                                  Number of  Exercise
                                                   Options    Price
                                                 ----------  --------
          Outstanding at August 31, 1999........  2,485,290   $17.27
             Granted............................  1,703,133    13.66
             Exercised..........................   (647,588)    6.30
             Cancelled..........................   (168,311)   25.08
             Adjustment due to Distribution.....  1,267,816
                                                 ----------
          Outstanding at August 31, 2000........  4,640,340     2.25
             Adjustment for reverse stock split. (3,710,582)   11.25
             Granted............................     96,800    17.81
             Exercised..........................    (67,743)    6.65
             Cancelled..........................    (55,960)   11.86
                                                 ----------
          Outstanding at August 31, 2001........    902,855    12.27
             Granted............................    228,700    27.05
             Exercised..........................   (108,500)    8.69
             Cancelled..........................    (47,580)   17.98
                                                 ----------
          Outstanding at August 31, 2002........    975,475    15.87
          Exercisable at August 31, 2002........    470,114    11.01

                              ACTUANT CORPORATION

  Outside Director Plans

   On January 9, 2001, shareholders of the Company approved the Actuant Corporation 2001 Outside Directors' Stock Option Plan (the "Director Plan") for outside members of the board of directors. Previously, the Company had other nonqualified stock option plans for the board of directors. However, no further options may be granted under these older plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. At August 31, 2002, a total of 70,000 shares of Class A Common Stock were authorized for issuance under the Director Plan, none of which have been issued through exercises of option grants. At August 31, 2002, 70,000 shares were reserved for issuance under the Director Plan, consisting of 33,000 shares subject to outstanding options and 37,000 shares available for further option grants. Director stock options vest eleven months after date of grant and expire ten years from the option grant date. The options have an exercise price equal to 100% of the fair market value of the Company's common stock at the date of grant.

   The following table reflects the status and activity for the stock options issued under the outside director plans. The number of options and exercise prices presented prior to the Distribution and reverse stock split have not been adjusted to reflect the effect of the Distribution and reverse stock split.

                                                            Weighted
                                                            Average
                                                  Number of Exercise
                                                   Options   Price
                                                  --------- --------
           Outstanding at August 31, 1999........   63,000   25.17
              Granted............................   15,000   33.84
              Adjustment due to Distribution.....  338,000
                                                  --------
           Outstanding at August 31, 2000........  416,000    2.04
              Adjustment for reverse stock split. (332,800)  10.20
              Granted............................   18,000   18.59
              Exercised..........................  (23,400)   5.48
              Cancelled..........................   (3,000)  18.59
                                                  --------
           Outstanding at August 31, 2001........   74,800   13.34
              Granted............................   18,000   31.10
              Exercised..........................  (23,400)  13.52
              Cancelled..........................       --      --
                                                  --------
           Outstanding at August 31, 2002........   69,400   17.89
           Exercisable at August 31, 2002........   51,400   13.26

   The following table summarizes information concerning all stock options outstanding under the Employee and Outside Directors' stock option plans at August 31, 2002:

                            Options Outstanding        Options Exercisable
                     --------------------------------- --------------------
                                   Weighted
                     August 31,    Average    Weighted August 31,  Weighted
        Range of        2002      Remaining   Average     2002     Average
        Exercise       Number    Contractual  Exercise   Number    Exercise
              Prices Outstanding Life (years)  Price   Exercisable  Price
        --------     ----------- ------------ -------- ----------- --------
     $ 4.11 - $10.66    347,200      4.55      $ 8.00    269,200    $ 7.22
      11.31 -  14.26    204,808      5.84       13.08    147,480     13.32
      18.59             252,167      8.06       18.59    104,834     18.59
      26.28 -  31.10    229,700      9.17       26.79         --        --
      36.18 -  42.17     11,000      9.84       39.03         --        --
                      ---------                          -------
       4.11 -  42.17  1,044,875      6.72       16.01    521,514     11.24
                      =========                          =======

                              ACTUANT CORPORATION

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. If the Company had accounted for these stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's earnings from continuing operations and related earnings per share would have changed to the pro forma amounts indicated below:

                                                      As Reported              Pro Forma
                                                 Year Ended August 31,   Year Ended August 31,
                                                ----------------------- -----------------------
                                                 2002    2001    2000    2002    2001    2000
                                                ------- ------- ------- ------- ------- -------
Earnings from continuing operations............ $25,252 $24,355 $28,045 $24,419 $23,903 $28,000
Basic earnings from continuing operations per
  share........................................ $  2.53 $  3.06 $  3.59 $  2.44 $  3.01 $  3.58
Diluted earnings from continuing operations per
  share........................................ $  2.39 $  2.93 $  3.48 $  2.31 $  2.88 $  3.47

   The pro forma effects of applying SFAS No. 123 have not been allocated to discontinued operations and may not be representative of the effects on reported net earnings and earnings per share for future years since options vest over several years and additional awards are generally made each year.

   The fair value of the Company's stock options used to calculate the preceding pro forma earnings and pro forma earnings per share amounts is the estimated fair value at grant date using the Black-Scholes option-pricing model. The weighted-average fair values per share of options granted in fiscal 2002, 2001 and 2000 are $12.78, $8.58, and $1.07 respectively. The increase in the fiscal 2001 weighted-average fair value per share of options is due to the adjustment resulting from the reverse stock split and the Distribution. The following weighted-average assumptions were used in determining fair value:

                                          Year Ended August 31,
                                      -----------------------------
                                        2002      2001      2000
                                      --------- --------- ---------
             Dividend yield..........     0.00%     0.00%     0.00%
             Expected volatility.....    46.64%    47.27%    40.30%
             Risk-free rate of return     3.18%     4.60%     5.60%
             Expected life........... 5.5 years 5.3 years 5.3 years

  Outside Director Deferred Compensation Plan

   The Company has a deferred compensation plan that enables outside members of the Company's board of directors to defer the fees earned for their services. The amount deferred is used to purchase shares of Company stock on the open market, which are placed in a rabbi trust. All distributions from the trust are required to be made in Company stock. Company shares held by the rabbi trust are accounted for in a manner similar to treasury stock and are recorded at cost as "Stock held in trust" within shareholders' equity with the corresponding deferred compensation liability also recorded within shareholders' equity. Since no investment diversification is permitted within the trust, changes in fair value are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust at August 31, 2002 was $0.5 million.

                              ACTUANT CORPORATION

Note 12.  Accumulated Other Comprehensive Income (Loss)

   Accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets consists of the following:

                                                            August 31,
                                                        ------------------
                                                          2002      2001
                                                        --------  --------
    Cumulative foreign currency translation adjustments $(17,756) $(19,581)
    Minimum pension liability, net of tax..............   (3,383)     (296)
    Derivatives qualifying as hedges, net of tax.......     (536)      650
                                                        --------  --------
    Accumulated other comprehensive loss............... $(21,675) $(19,227)
                                                        ========  ========

Note 13.  Employee Benefit Plans

  Defined Benefit Pension and Other Postretirement Benefit Plans

   The Company provides defined benefit pension and other postretirement benefits to certain employees of domestic businesses it acquired who were entitled to those benefits prior to acquisition. In addition, the Company maintains defined benefit pension plans for certain employees in various foreign countries. During the year ended August 31, 2002, the Company merged two of its three domestic pension plans. As a result, at August 31, 2002, the defined benefit pension plans consisted of two domestic plans, which cover certain employees and executives of a business acquired in 1997, and foreign plans, which cover a limited number of employees. Trust assets consist primarily of participating units in common stock and bond funds. The domestic plans are frozen and as a result, future benefits are no longer earned by plan participants. Future benefits are earned with respect to the foreign plans. At August 31, 2002 and 2001, the accrued benefit cost recognized in the Consolidated Balance Sheets with respect to the foreign defined benefit pension plans is $422 and $323, respectively.

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

                              ACTUANT CORPORATION

   The following tables provide a reconciliation of benefit obligations, plan assets, funded status and net periodic benefit cost for those plans:

                                                                               Other
                                                                          Postretirement
                                                       Pension Benefits      Benefits
                                                       ----------------  ----------------
                                                          Year Ended        Year Ended
                                                          August 31,        August 31,
                                                       ----------------  ----------------
                                                         2002     2001     2002     2001
                                                       -------  -------  -------  -------
Reconciliation of benefit obligations:
Benefit obligation at beginning of year............... $13,110  $12,243  $ 7,080  $ 6,468
Service cost..........................................      47       47       15       14
Interest cost.........................................     953      904      509      481
Actuarial loss (gain).................................     615      569     (239)     623
Benefits paid.........................................    (706)    (653)    (446)    (506)
                                                       -------  -------  -------  -------
   Benefit obligation at end of year.................. $14,019  $13,110  $ 6,919  $ 7,080
                                                       =======  =======  =======  =======
Reconciliation of plan assets:
Fair value of plan assets at beginning of year........ $12,463  $14,440  $    --  $    --
Actual return on plan assets..........................  (1,010)  (1,412)      --       --
Contributions.........................................      56        6       --       --
Benefits paid from plan assets........................    (624)    (571)      --       --
                                                       -------  -------  -------  -------
   Fair value of plan assets at end of year........... $10,885  $12,463  $    --  $    --
                                                       =======  =======  =======  =======
Development of net amount recognized:
Overfunded (unfunded) status of the plans............. $(3,134) $  (647) $(6,919) $(7,080)
Unrecognized net loss (gain)..........................   5,195    2,564   (1,382)  (1,197)
                                                       -------  -------  -------  -------
   Prepaid (accrued) benefit cost..................... $ 2,061  $ 1,917  $(8,301) $(8,277)
                                                       =======  =======  =======  =======
Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost.................................. $    --  $ 2,294  $    --  $    --
Accrued benefit cost..................................  (3,143)    (870)  (8,301)  (8,277)
Accumulated other comprehensive income................   3,383      296       --       --
Deferred income taxes.................................   1,821      197       --       --
                                                       -------  -------  -------  -------
                                                       $ 2,061  $ 1,917  $(8,301) $(8,277)
                                                       =======  =======  =======  =======
Weighted-average assumptions as of August 31:
Discount rate.........................................    7.25%    7.50%    7.25%    7.50%
Expected return on plan assets........................    8.50%    8.50%

                                                                    Other Postretirement
                                              Pension Benefits           Benefits
                                         -------------------------  ------------------
                                           Year Ended August 31,    Year Ended August 31
                                         -------------------------  ------------------
                                           2002     2001     2000   2002    2001   2000
                                         -------  -------  -------  ----   -----  -----
Components of net periodic benefit cost:
Service cost............................ $    47  $    47  $    52  $ 15   $  14  $  15
Interest cost...........................     953      904      844   509     481    436
Expected return on assets...............  (1,121)  (1,129)  (1,060)   --      --     --
Amortization of actuarial (gain) loss...      12        2       --   (54)   (131)  (218)
                                         -------  -------  -------  ----   -----  -----
   Benefit cost (income)................ $  (109) $  (176) $  (164) $470   $ 364  $ 233
                                         =======  =======  =======  ====   =====  =====

                              ACTUANT CORPORATION

   The health care cost trend rate used in the actuarial calculations was 12.0%, trending downward to 5.0% by the year 2010, and remaining level thereafter. A one percentage-point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by approximately $0.5 million and would not have a material effect on aggregate service and interest cost components.

  Defined Contribution Benefit Plans

   The Company maintains a 401(k) Plan for eligible U.S. employees (the "401(k) Plan"). Substantially all of the Company's full-time U.S. employees are eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, the plan administrator acquires shares of Class A Common Stock on the open market for Company contributions and allocates such shares to accounts set aside for each employees' retirement. Company core contributions generally equal 3% of each employee's annual cash compensation, subject to IRS limitations. Additionally, employees generally may contribute up to 19% of their base compensation. The Company also matches approximately 25% of each employee's contribution up to the employee's first 6% of compensation.

   During the years ended August 31, 2002, 2001 and 2000, Company contributions to defined contribution benefit plans relating to continuing operations were approximately $1.5 million, $2.2 million and $2.4 million, respectively.

  Non-U.S. Benefit Plans

   The Company contributes to a number of retirement programs, primarily government mandated, for employees outside the United States. Benefit expense under these programs amounted to approximately $0.8 million, $0.6 million and $0.8 million in fiscal 2002, 2001 and 2000, respectively.

Note 14.  Income Taxes

   Income tax expense for continuing operations before discontinued operations, extraordinary items, and the change in accounting principle, is summarized below:

                                      Year Ended August 31,
                                     ------------------------
                                      2002     2001    2000
                                     ------- -------  -------
                  Currently payable:
                     Federal........ $ 6,711 $ 7,434  $11,848
                     Foreign........   5,332   6,855    5,468
                     State..........     602   1,021    1,848
                                     ------- -------  -------
                  Subtotals.........  12,645  15,310   19,164
                                     ------- -------  -------
                  Deferred:
                     Federal........   1,122   1,216      273
                     Foreign........      72     (48)       8
                     State..........     177     (61)      43
                                     ------- -------  -------
                  Subtotals.........   1,371   1,107      324
                                     ------- -------  -------
                  Income tax expense $14,016 $16,417  $19,488
                                     ======= =======  =======

                              ACTUANT CORPORATION

   Income tax expense differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate for continuing operations follows:

                                                       Year Ended August 31,
                                                       --------------------
        % of Pre-tax Earnings                          2002    2001   2000
        ---------------------                          ----    ----   ----
        Federal statutory rate........................ 35.0%   35.0%  35.0%
        State income taxes, net of Federal effect.....  1.5     1.6    2.6
        Non-deductible amortization and other expenses   --     2.7    6.6
        Net effects of foreign tax rates and credits.. (1.7)   (0.8)  (2.8)
        Other items...................................  0.9     1.8   (0.4)
                                                        ----   ----   ----
        Effective tax rate............................ 35.7%   40.3%  41.0%
                                                        ====   ====   ====

   Temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities for continuing operations included the following items:

                                                          Year Ended August 31,
                                                          ---------------------
                                                            2002       2001
                                                           -------    -------
    Deferred income tax assets:
       Operating loss and state tax credit carryforwards. $ 9,723    $ 5,358
       Compensation related reserves.....................     832      1,404
       Deferred income...................................   1,079      1,439
       Inventory items...................................   2,721      2,643
       Postretirement benefit accruals...................   4,654      3,811
       Book reserves and other items.....................   6,503      7,275
                                                           -------    -------
           Total deferred income tax assets..............  25,512     21,930
       Valuation allowance...............................  (9,723)    (5,358)
                                                           -------    -------
           Net deferred income tax assets................  15,789     16,572
    Deferred income tax liabilities:
       Depreciation and amortization.....................   9,963     11,171
       Other items.......................................   1,108      3,475
                                                           -------    -------
           Deferred income tax liabilities...............  11,071     14,646
                                                           -------    -------
           Net deferred income tax asset................. $ 4,718    $ 1,926
                                                           =======    =======

   The valuation allowance primarily represents a reserve for foreign and state operating loss carryforwards for which utilization is uncertain. The increase in the valuation allowance represents the effect of current year increases in such losses. The majority of the foreign losses may be carried forward indefinitely. The state loss carryforwards expire in various years through 2017.

   Cash paid for income taxes (net of refunds) was $9.0 million, $(4.3) million, and $25.9 million during fiscal 2002, 2001 and 2000, respectively.

   The Company's policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings from continuing operations on which additional income taxes have not been provided amounted to approximately $40.3 million at August 31, 2002. If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $1.9 million would have been necessary as of August 31, 2002.

                              ACTUANT CORPORATION

   Earnings from continuing operations before income taxes from non-United States operations were $17.3 million, $19.6 million and $17.0 million for fiscal 2002, 2001 and 2000, respectively.

   See Note 16, "Contingencies and Litigation," for discussion of the Internal Revenue Service's audit of the Company's fiscal 2000 Federal income tax return.

Note 15.  Business Segment, Geographic and Customer Information

   The Company has two reportable segments: Tools & Supplies and Engineered Solutions, with separate and distinct operating management and strategies. The Tools & Supplies segment is primarily involved in the design, manufacture and distribution of tools and supplies to the construction, electrical wholesale, retail do-it-yourself, industrial and production automation markets. The Engineered Solutions segment focuses on developing and marketing value-added, customized motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and industrial markets. The Company has not aggregated individual operating segments within these reportable segments. The accounting policies of the segments are the same as described in
Note 1, "Summary of Significant Accounting Policies." The Company evaluates segment performance based primarily on earnings before interest, taxes, depreciation, and amortization less a net asset carrying charge.

   The following tables summarize financial information from continuing operations by reportable segment. The information for Earnings (Loss) from Continuing Operations before Income Tax Expense includes the effects of the merger, restructuring and other non-recurring items discussed in Note 7, "Restructuring and Other Non-recurring Items." Earnings (Loss) from Continuing Operations before Income Tax Expense for each reportable segment and geographic region does not include general corporate expenses, interest expense or currency exchange adjustments.

                                                   Year Ended August 31,
                                               ----------------------------
                                                 2002      2001      2000
                                               --------  --------  --------
    Net Sales:
       Tools & Supplies....................... $259,508  $281,223  $312,310
       Engineered Solutions...................  203,442   200,716   369,133
                                               --------  --------  --------
           Totals............................. $462,950  $481,939  $681,443
                                               ========  ========  ========
    Earnings (Loss) from Continuing Operations
      before Income Tax Expense:
       Tools & Supplies....................... $ 41,176  $ 38,860  $ 36,150
       Engineered Solutions...................   17,429    20,543    53,529
       General corporate and other............  (19,337)  (18,631)  (42,146)
                                               --------  --------  --------
           Totals............................. $ 39,268  $ 40,772  $ 47,533
                                               ========  ========  ========
    Depreciation and Amortization:
       Tools & Supplies....................... $  7,981  $  9,210  $  9,733
       Engineered Solutions...................    3,897     6,696    12,043
       General corporate and other (1)........      483       657       774
                                               --------  --------  --------
           Totals............................. $ 12,361  $ 16,563  $ 22,550
                                               ========  ========  ========

                              ACTUANT CORPORATION

                                             Year Ended August 31,
                                          ----------------------------
                                            2002     2001      2000
                                          -------- -------- ----------
          Capital Expenditures:
             Tools & Supplies............ $  3,441 $  3,169 $    6,103
             Engineered Solutions........    6,060    3,345      4,787
             General corporate and other.      543      195        551
                                          -------- -------- ----------
                 Totals.................. $ 10,044 $  6,709 $   11,441
                                          ======== ======== ==========

                                             August 31,
                                          -----------------
                                            2002     2001
                                          -------- --------
          Assets:
             Tools & Supplies............ $155,713 $162,682
             Engineered Solutions........  120,169  124,490
             General corporate and other.   18,729   55,544
                                          -------- --------
                 Totals.................. $294,611 $342,716
                                          ======== ========

--------
(1)Excludes amortization of debt issuance costs and debt discount of $2,337, $2,352, and $1,103 for the years ended August 31, 2002, 2001, and 2000 respectively.

   The following tables summarize financial information from continuing operations by geographic region. The information for Earnings (Loss) from Continuing Operations before Income Tax Expense includes the effects of the restructuring and other non-recurring items discussed in Note 7, "Restructuring and Other Non-recurring Items."

                                                   Year Ended August 31,
                                               ----------------------------
                                                 2002      2001      2000
                                               --------  --------  --------
    Net sales:
       North America.......................... $312,584  $329,266  $463,837
       Europe.................................  119,014   118,830   177,165
       Asia Pacific...........................   23,972    25,041    30,019
       Latin America..........................    7,380     8,802    10,422
                                               --------  --------  --------
           Totals............................. $462,950  $481,939  $681,443
                                               ========  ========  ========
    Earnings (Loss) from Continuing Operations
      Before Income Tax Expense:
       North America.......................... $ 37,528  $ 37,835  $ 66,743
       Europe.................................   16,037    17,852    19,145
       Asia Pacific...........................    5,341     3,606     2,580
       Latin America..........................     (301)      110     1,211
       General corporate and other............  (19,337)  (18,631)  (42,146)
                                               --------  --------  --------
           Totals............................. $ 39,268  $ 40,772  $ 47,533
                                               ========  ========  ========

                              ACTUANT CORPORATION

                                              August 31,
                                           -----------------
                                             2002     2001
                                           -------- --------
           Assets:
              North America............... $200,960 $221,123
              Europe......................   55,275   47,044
              Asia Pacific................   15,494   14,768
              Latin America...............    4,153    4,237
              General corporate and other.   18,729   55,544
                                           -------- --------
                  Totals.................. $294,611 $342,716
                                           ======== ========

   Corporate assets, which are not allocated, represent principally cash, capitalized debt issuance costs, and deferred income taxes, and, at August 31, 2001, $10.0 million related to APW Ltd. See Note 2, "Distribution and Discontinued Operations" for further information.

   The Company's largest customer accounted for 5.6%, 4.5%, and 4.7% of its sales in fiscal 2002, 2001 and 2000, respectively. Export sales from domestic operations were less than 3% of total net sales in each of the periods presented.

Note 16.  Contingencies and Litigation

   The Company had outstanding letters of credit of $7.6 million and $8.3 million at August 31, 2002 and 2001, respectively. The letters of credit generally serve as collateral for liabilities included in the Consolidated Balance Sheets and indemnification obligations relating to divested businesses.

   The Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor, patent claims, commission and divestiture disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and such loss can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

   The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Environmental remediation accruals of $1.1 million and $1.3 million were included in the Consolidated Balance Sheets at August 31, 2002 and 2001, respectively.

   On August 9, 2000, Actuant's board of directors approved an executive stock purchase plan (the "Executive Stock Purchase Plan") to assist the Company's executive officers in meeting their Actuant stock ownership requirements. Under terms of the Executive Stock Purchase Plan, eligible officers may borrow funds of up to four times their respective base salaries under a company-arranged loan program for the sole purpose of acquiring Actuant common stock on the open market. Full recourse loans under the program are made between a domestic financial institution and the executive officer. The Company has provided a guarantee to the financial institution in the amount of the aggregate outstanding loan balance. It also reimburses participants for cash interest paid on such loans in excess of 4.0%. At August 31, 2002 and 2001, the aggregate amount of officer

                              ACTUANT CORPORATION
loans under the program that were guaranteed by the Company was $5.1 million and $4.2 million, respectively, at an average borrowing cost of 4.7% and 8.1%, respectively. The fair value of the common stock purchased by the plan was $9.8 million and $4.6 million at August 31, 2002 and 2001, respectively. Expense recognized by the Company during fiscal 2002 and 2001 related to its share of the interest was $0.1 million and $0.2 million, respectively. Generally, the executive retains the risk of any market gain or loss on the shares purchased. If the purchased shares are sold four years or longer after their purchase, the Company has agreed to reimburse 50% of any realized loss on the sale. The Company has recently suspended the practice of providing new guarantees for the benefit of its executive officers under the Executive Stock Purchase Plan.

   In September 2002, the Company was informed that its Federal income tax return for fiscal year 2000 will be subject to audit by the Internal Revenue Service ("IRS"). Company management believes that adequate reserves are maintained as of August 31, 2002 to cover a reasonable estimate of its potential exposure with respect to the income tax liabilities assumed in connection with the APW bankruptcy and related rejection of the TSA. Nonetheless, there can be no assurance that such reserves will be sufficient upon completion of the IRS audit and if not, there could be a material adverse impact on the Company's financial position and results of operations. See Note 2, "Distribution and Discontinued Operations," for a further discussion of certain contingencies related to the Distribution.

Note 17.  Subsequent Event

   On September 3, 2002, the Company acquired Heinrich Kopp AG ("Kopp"). Kopp, headquartered in Kahl, Germany, is a leading provider of electrical products to the German Home Center retail market. In the transaction, the Company acquired approximately 80% of the outstanding equity of Kopp for approximately $17 million (including the assumption of debt and acquired cash). The Company was also granted an option to acquire, and the sellers were granted a put option to sell, the remaining outstanding equity commencing in October 2003 for approximately $3 million. The transaction was funded by $11 million of borrowings under existing credit agreements plus "acquired cash" on Kopp's balance sheet and will be accounted for using the purchase method of accounting. Cash outflows will be required in fiscal 2003 and beyond to fund the remaining outstanding equity purchase and restructuring cash flow requirements.

Note 18.  Guarantor Condensed Financial Statements

   In connection with the Distribution, the Company issued the 13% Notes. All of the Company's material domestic wholly-owned subsidiaries (the "Guarantors") fully and unconditionally guarantee the 13% Notes on a joint and several basis. We believe separate financial statements and other disclosures concerning each of the Guarantors would not provide additional information that is material to investors. Therefore, the Guarantors are combined in the presentation below. There are no significant restrictions on the ability of the Guarantors to make distributions to Actuant. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and Non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

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

                              ACTUANT CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

                                                             Year Ended August 31, 2002
                                             ----------------------------------------------------------
                                               Actuant                 Non
                                             Corporation Guarantors Guarantors Eliminations Consolidated
                                             ----------- ---------- ---------- ------------ ------------
Net sales...................................  $ 78,094    $230,839   $154,017    $     --     $462,950
Cost of products sold.......................    36,966     162,663    104,290          --      303,919
                                              --------    --------   --------    --------     --------
   Gross profit.............................    41,128      68,176     49,727          --      159,031
Operating expenses..........................    26,395      33,589     25,462          --       85,446
Amortization of intangible assets...........         9       2,419         25          --        2,453
                                              --------    --------   --------    --------     --------
   Operating earnings.......................    14,724      32,168     24,240          --       71,132
Other expense (income):
   Intercompany activity, net...............   (28,109)      2,637     (1,088)     26,560           --
   Net financing costs......................    31,090       1,123        510          --       32,723
   Other (income) expense, net..............      (472)        296       (683)         --         (859)
                                              --------    --------   --------    --------     --------
Earnings (loss) from continuing operations
  before income tax (benefit) expense.......    12,215      28,112     25,501     (26,560)      39,268
Income tax (benefit) expense................    (1,545)     10,243      5,318          --       14,016
                                              --------    --------   --------    --------     --------
Earnings (loss) from continuing operations..    13,760      17,869     20,183     (26,560)      25,252
Discontinued operations, net of income taxes   (10,000)         --         --          --      (10,000)
Extraordinary loss, net of income taxes.....   (10,633)         --         --          --      (10,633)
Cumulative effect of change in accounting
  principle, net of income taxes............        --      (7,200)        --          --       (7,200)
                                              --------    --------   --------    --------     --------
Net (loss) earnings.........................  $ (6,873)   $ 10,669   $ 20,183    $(26,560)    $ (2,581)
                                              ========    ========   ========    ========     ========

                                                             Year Ended August 31, 2001
                                             ----------------------------------------------------------
                                               Actuant                 Non
                                             Corporation Guarantors Guarantors Eliminations Consolidated
                                             ----------- ---------- ---------- ------------ ------------
Net sales...................................  $ 77,869    $247,505   $156,565    $     --     $481,939
Cost of products sold.......................    42,055     168,396    102,579          --      313,030
                                              --------    --------   --------    --------     --------
   Gross profit.............................    35,814      79,109     53,986          --      168,909
Operating expenses..........................    27,825      36,944     25,956          --       90,725
Amortization of intangible assets...........         9       5,944        283          --        6,236
                                              --------    --------   --------    --------     --------
   Operating earnings.......................     7,980      36,221     27,747          --       71,948
Other expense (income):
   Intercompany activity, net...............   (30,850)      5,428    (18,073)     43,495           --
   Net financing costs......................    47,741         244      1,214          --       49,199
   Loss (gain) on sale of businesses........        --          --    (38,686)     20,178      (18,508)
   Other (income) expense, net..............      (425)         22        888          --          485
                                              --------    --------   --------    --------     --------
(Loss) earnings from continuing operations
  before income tax (benefit) expense.......    (8,486)     30,527     82,404     (63,673)      40,772
Income tax (benefit) expense................    (9,123)     10,870     14,670          --       16,417
                                              --------    --------   --------    --------     --------
Earnings (loss) from continuing operations..       637      19,657     67,734     (63,673)      24,355
Discontinued operations, net of income taxes      (781)         --         --          --         (781)
                                              --------    --------   --------    --------     --------
Net (loss) earnings.........................  $   (144)   $ 19,657   $ 67,734    $(63,673)    $ 23,574
                                              ========    ========   ========    ========     ========

                              ACTUANT CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

                                                                Year Ended August 31, 2000
                                                ----------------------------------------------------------
                                                  Actuant                 Non
                                                Corporation Guarantors Guarantors Eliminations Consolidated
                                                ----------- ---------- ---------- ------------ ------------
Net sales......................................  $ 86,076    $267,830   $327,537    $     --     $681,443
Cost of products sold..........................    50,802     177,090    211,385          --      439,277
                                                 --------    --------   --------    --------     --------
   Gross profit................................    35,274      90,740    116,152          --      242,166
Operating expenses.............................    39,571      38,068     67,340          --      144,979
Amortization of intangible assets..............         9       5,851      1,670          --        7,530
                                                 --------    --------   --------    --------     --------
   Operating (loss) earnings...................    (4,306)     46,821     47,142          --       89,657
Other expense (income):
   Intercompany activity, net..................   (15,978)    (29,333)     4,433      40,878           --
   Net financing costs.........................   106,520     (70,091)     1,241          --       37,670
   Loss on sale of businesses..................        --          --      3,467          --        3,467
   Other (income) expense, net.................      (186)      1,743       (570)         --          987
                                                 --------    --------   --------    --------     --------
(Loss) earnings from continuing operations
  before income tax (benefit) expense..........   (94,662)    144,502     38,571     (40,878)      47,533
Income tax (benefit) expense...................   (14,656)     29,791      4,391         (38)      19,488
                                                 --------    --------   --------    --------     --------
(Loss) earnings from continuing operations.....   (80,006)    114,711     34,180     (40,840)      28,045
Discontinued operations, net of taxes..........        --          --        585          --          585
Extraordinary gain (loss), net of income taxes:
   Early extinguishment of debt................   (14,708)         --         --          --      (14,708)
   Sale of subsidiaries........................    65,353          --    (12,186)         --       53,167
                                                 --------    --------   --------    --------     --------
       Net extraordinary gain (loss)...........    50,645          --    (12,186)         --       38,459
                                                 --------    --------   --------    --------     --------
Net (loss) earnings............................  $(29,361)   $114,711   $ 22,579    $(40,840)    $ 67,089
                                                 ========    ========   ========    ========     ========

                              ACTUANT CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                 August 31, 2002
                                           ----------------------------------------------------------
                                             Actuant                 Non
                                           Corporation Guarantors Guarantors Eliminations Consolidated
                                           ----------- ---------- ---------- ------------ ------------
                  ASSETS
                  ------
Current assets
   Cash and cash equivalents..............  $   1,835  $    (228) $   1,436   $      --     $  3,043
   Accounts receivable, net...............      2,534      2,730     53,040          --       58,304
   Inventories, net.......................     12,591     31,330     10,977          --       54,898
   Deferred income taxes..................      8,313          9        805          --        9,127
   Prepaid expenses.......................      1,489      1,062      2,041          --        4,592
                                            ---------  ---------  ---------   ---------     --------
       Total current assets...............     26,762     34,903     68,299          --      129,964
Property, plant and equipment, net........      5,489     18,713     12,626          --       36,828
Goodwill..................................         --     96,597      4,764          --      101,361
Other intangibles, net....................         --     18,428         38          --       18,466
Other long-term assets....................      6,667        835        490          --        7,992
                                            ---------  ---------  ---------   ---------     --------
Total assets..............................  $  38,918  $ 169,476  $  86,217   $      --     $294,611
                                            =========  =========  =========   =========     ========

          LIABILITIES AND EQUITY
          ----------------------
Current liabilities
   Short-term borrowings..................  $     943  $      --  $   2,050   $      --     $  2,993
   Current maturities of long-term debt...      3,839         --      2,949          --        6,788
   Trade accounts payable.................     11,137     19,318     17,379          --       47,834
   Accrued compensation and benefits......      4,923      2,462      4,977          --       12,362
   Accrued interest.......................      5,855         45         53          --        5,953
   Income taxes payable...................      7,166     10,115      1,084          --       18,365
   Other current liabilities..............      6,941      8,468      2,562          --       17,971
                                            ---------  ---------  ---------   ---------     --------
       Total current liabilities..........     40,804     40,408     31,054          --      112,266
Long-term debt, less current maturities...    180,818         --      1,965          --      182,783
Deferred income taxes.....................      5,377     (1,016)        48          --        4,409
Other long-term liabilities...............     38,546         --        226          --       38,772
Intercompany balances, net................    210,797   (157,796)  (209,956)    156,955           --
Total shareholders' equity (deficit)......   (437,424)   287,880    262,880    (156,955)     (43,619)
                                            ---------  ---------  ---------   ---------     --------
Total liabilities and shareholders' equity  $  38,918  $ 169,476  $  86,217   $      --     $294,611
                                            =========  =========  =========   =========     ========

                              ACTUANT CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                 August 31, 2001
                                           ----------------------------------------------------------
                                             Actuant                 Non
                  ASSETS                   Corporation Guarantors Guarantors Eliminations Consolidated
                  ------                   ----------- ---------- ---------- ------------ ------------
Current assets
   Cash and cash equivalents..............  $  25,785   $    621  $     148    $     --    $  26,554
   Accounts receivable, net...............      3,233      5,625     46,113          --       54,971
   Inventories, net.......................     14,606     31,920     10,212          --       56,738
   Deferred income taxes..................      5,333         11        489          --        5,833
   Prepaid expenses.......................      1,132        498      3,444          --        5,074
                                            ---------   --------  ---------    --------    ---------
       Total current assets...............     50,089     38,675     60,406          --      149,170
Property, plant and equipment, net........      4,335     25,923      9,224          --       39,482
Goodwill..................................         --    103,219      4,905          --      108,124
Other intangibles, net....................          9     20,847         60          --       20,916
Other long-term assets....................     24,087        168        769          --       25,024
                                            ---------   --------  ---------    --------    ---------
Total assets..............................  $  78,520   $188,832  $  75,364    $     --    $ 342,716
                                            =========   ========  =========    ========    =========
          LIABILITIES AND EQUITY
          ----------------------
Current liabilities
   Short-term borrowings..................  $      --   $     --  $   1,568    $     --    $   1,568
   Trade accounts payable.................     10,062     17,297     12,439          --       39,798
   Accrued compensation and benefits......      4,608      1,698      4,349          --       10,655
   Accrued interest.......................     10,407         45        150          --       10,602
   Income taxes payable...................      7,050      9,785      9,952          --       26,787
   Other current liabilities..............      9,797      9,192      2,543          --       21,532
                                            ---------   --------  ---------    --------    ---------
       Total current liabilities..........     41,924     38,017     31,001          --      110,942
Long-term debt, less current maturities...    311,656        420     13,676          --      325,752
Deferred income taxes.....................      5,043     (1,027)      (109)         --        3,907
Other long-term liabilities...............     41,631         --        238          --       41,869
Intercompany balances, net................    178,956    (56,181)  (168,515)     45,740           --
Total shareholders' equity (deficit)......   (500,690)   207,603    199,073     (45,740)    (139,754)
                                            ---------   --------  ---------    --------    ---------
Total liabilities and shareholders' equity  $  78,520   $188,832  $  75,364    $     --    $ 342,716
                                            =========   ========  =========    ========    =========

                              ACTUANT CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                              Year Ended August 31, 2002
                                              ----------------------------------------------------------
                                                Actuant                 Non
                                              Corporation Guarantors Guarantors Eliminations Consolidated
                                              ----------- ---------- ---------- ------------ ------------
Operating activities
   (Loss) earnings from continuing
     operations..............................  $ 13,760   $  17,869   $ 20,183   $ (26,560)    $ 25,252
   Adjustments to reconcile (loss) earnings
     from continuing operations to cash
     provided by (used in) operating
     activities of continuing operations:
       Depreciation and amortization.........     1,719       7,669      2,973          --       12,361
       Amortization of debt discount and
         debt issuance costs.................     2,337          --         --          --        2,337
       (Gain) loss on sale of assets.........        (3)        181         (9)         --          169
       Provision for deferred income
         taxes...............................     1,575          13       (217)         --        1,371
       Changes in operating assets and
         liabilities, net....................   (33,532)     74,783     31,654     (84,654)     (11,749)
                                               --------   ---------   --------   ---------     --------
Cash provided by (used in) operating
  activities.................................   (14,144)    100,515     54,584    (111,214)      29,741
Investing activities
   Proceeds from sale of property, plant and
     equipment...............................         3       3,216         --          --        3,219
   Capital expenditures......................    (2,064)     (2,182)    (5,798)         --      (10,044)
   Business acquisitions.....................        --        (785)        --          --         (785)
   Proceeds from insurance recovery..........        --          --      2,858          --        2,858
                                               --------   ---------   --------   ---------     --------
Cash (used in) provided by investing
  activities.................................    (2,061)        249     (2,940)         --       (4,752)
Financing activities
   Net proceeds from issuance of common
     stock...................................    99,705          --         --          --       99,705
   Partial redemption of 13% senior
     subordinated notes......................   (80,442)         --         --          --      (80,442)
   Net principal payments on debt............   (47,996)         --     (8,892)         --      (56,888)
   Debt financing costs and early
     extinguishment premiums.................   (12,108)         --         --          --      (12,108)
   Stock option exercises....................     1,254          --         --          --        1,254
   Intercompany (receivables) payables.......    31,842    (101,613)   (41,443)    111,214           --
                                               --------   ---------   --------   ---------     --------
Cash (used in) provided by financing
  activities.................................    (7,745)   (101,613)   (50,335)    111,214      (48,479)
Effect of exchange rate changes on cash......        --          --        (21)         --          (21)
                                               --------   ---------   --------   ---------     --------
Net increase (decrease) in cash and cash
  equivalents................................   (23,950)       (849)     1,288          --      (23,511)
Cash and cash equivalents--beginning of
  year.......................................    25,785         621        148          --       26,554
                                               --------   ---------   --------   ---------     --------
Cash and cash equivalents--end of year.......  $  1,835   $    (228)  $  1,436   $      --     $  3,043
                                               ========   =========   ========   =========     ========

                              ACTUANT CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                              Year Ended August 31, 2001
                                              ----------------------------------------------------------
                                                Actuant                 Non
                                              Corporation Guarantors Guarantors Eliminations Consolidated
                                              ----------- ---------- ---------- ------------ ------------
Operating activities
   (Loss) earnings from continuing
     operations..............................  $     637   $ 19,657  $  67,734    $(63,673)   $  24,355
   Adjustments to reconcile (loss) earnings
     from continuing operations to cash
     provided by (used in) operating
     activities of continuing operations:
       Depreciation and amortization.........      1,896     11,956      2,711          --       16,563
       Amortization of debt discount and
         debt issuance costs.................      2,352         --         --          --        2,352
       Gain on sale of assets................       (267)        --         --          --         (267)
       Gain on sale of business, net.........         --         --    (18,508)         --      (18,508)
       Provision for deferred income
         taxes...............................        895       (291)       503          --        1,107
       Changes in operating assets and
         liabilities, net....................     22,574    (23,889)    31,017      39,839       69,541
                                               ---------   --------  ---------    --------    ---------
Cash provided by (used in) operating
  activities.................................     28,087      7,433     83,457     (23,834)      95,143
Investing activities
   Proceeds from sale of property, plant and
     equipment...............................      1,907         --         --          --        1,907
   Capital expenditures......................       (713)    (2,365)    (3,631)         --       (6,709)
   Business acquisitions.....................         --         --    (11,250)         --      (11,250)
   Proceeds from business and product line
     dispositions............................        238         --     41,454          --       41,692
   Proceeds from insurance recovery..........         --         --      2,427          --        2,427
                                               ---------   --------  ---------    --------    ---------
Cash provided by (used in) investing
  activities.................................      1,432     (2,365)    29,000          --       28,067
Financing activities
   Net principal (payments) borrowings on
     debt....................................   (120,573)        --     13,676          --     (106,897)
   Stock option exercises....................        579         --         --          --          579
   Intercompany (receivables) payables.......    111,184     (5,168)  (129,850)     23,834           --
                                               ---------   --------  ---------    --------    ---------
Cash (used in) provided by financing
  activities.................................     (8,810)    (5,168)  (116,174)     23,834     (106,318)
Effect of exchange rate changes on cash......         --         --       (234)         --         (234)
                                               ---------   --------  ---------    --------    ---------
Net increase (decrease) in cash and cash
  equivalents................................     20,709       (100)    (3,951)         --       16,658
Cash and cash equivalents--beginning of
  year.......................................      5,076        721      4,099          --        9,896
                                               ---------   --------  ---------    --------    ---------
Cash and cash equivalents--end of year.......  $  25,785   $    621  $     148    $     --    $  26,554
                                               =========   ========  =========    ========    =========

                              ACTUANT CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                              Year Ended August 31, 2000
                                              ----------------------------------------------------------
                                                Actuant                 Non
                                              Corporation Guarantors Guarantors Eliminations Consolidated
                                              ----------- ---------- ---------- ------------ ------------
Operating activities
   (Loss) earnings from continuing
     operations..............................  $ (80,006)  $114,711  $  34,180    $(40,840)   $  28,045
   Adjustments to reconcile (loss) earnings
     from continuing operations to cash
     provided by (used in) operating
     activities of continuing operations:
       Depreciation and amortization.........      1,969     12,024      8,557          --       22,550
       Amortization of debt discount and
         debt issuance costs.................      1,103         --         --          --        1,103
       Loss on sale of business, net.........         --         --      3,457          --        3,457
       Provision for deferred income
         taxes...............................      7,385          1     (7,062)         --          324
       Other.................................         --        596      1,328          --        1,924
       Changes in operating assets and
         liabilities, net....................    (79,864)   (44,734)    44,270      40,840      (39,488)
                                               ---------   --------  ---------    --------    ---------
Cash (used in) provided by continuing
  operations.................................   (149,413)    82,598     84,730          --       17,915
Cash provided by discontinued operations.....         --         --     43,360          --       43,360
                                               ---------   --------  ---------    --------    ---------
Total cash (used in) provided by operating
  activities.................................   (149,413)    82,598    128,090          --       61,275
Investing activities
   Proceeds from sale of property, plant and
     equipment...............................         --         --        835          --          835
   Capital expenditures......................       (729)    (5,612)    (5,100)         --      (11,441)
   Proceeds from business and product line
     dispositions............................    150,759         --     18,974          --      169,733
   Net investing activities of discontinued
     operations..............................         --         --    (52,510)         --      (52,510)
                                               ---------   --------  ---------    --------    ---------
Cash provided by (used in) investing
  activities.................................    150,030     (5,612)   (37,801)         --      106,617
Financing activities
   Net principal payments on debt............    (85,240)        --         --          --      (85,240)
   Debt financing costs and early
     extinguishment premiums.................    (33,899)        --         --          --      (33,899)
   Stock option exercises....................      3,838         --         --          --        3,838
   Dividends paid on common stock............     (1,789)        --         --          --       (1,789)
   Intercompany (receivables) payables.......    122,283    (75,674)   (46,609)         --           --
   Net financing activities of discontinued
     operations..............................         --         --    (66,175)         --      (66,175)
                                               ---------   --------  ---------    --------    ---------
Cash provided by (used in) financing
  activities.................................      5,193    (75,674)  (112,784)         --     (183,265)
Effect of exchange rate changes on cash......         --         --       (272)         --         (272)
                                               ---------   --------  ---------    --------    ---------
Net increase (decrease) in cash and cash
  equivalents................................      5,810      1,312    (22,767)         --      (15,645)
Effect of change in cash of discontinued
  operations.................................         --         --     18,285          --       18,285
Cash and cash equivalents--beginning of
  year.......................................       (734)      (591)     8,581          --        7,256
                                               ---------   --------  ---------    --------    ---------
Cash and cash equivalents--end of year.......  $   5,076   $    721  $   4,099    $     --    $   9,896
                                               =========   ========  =========    ========    =========

                              ACTUANT CORPORATION

Note 19. Quarterly Financial Data (Unaudited)

   Quarterly financial data for fiscal 2002 and fiscal 2001 is as follows:

                                                                 Year Ended August 31, 2002
                                                           -------------------------------------
                                                            First   Second  Third  Fourth   Total
                                                           ------   ------ ------  ------  ------
                                                           (In millions, except per share amounts)
Net sales................................................. $113.2   $108.4 $120.0  $121.4  $463.0
Gross profit..............................................   38.0     36.7   41.6    42.7   159.0
Earnings from continuing operations.......................    4.6      4.0    8.3     8.4    25.3
Loss from discontinued operations.........................     --       --  (10.0)     --   (10.0)
Extraordinary items.......................................     --       --   (9.3)   (1.3)  (10.6)
Cumulative effect of accounting change....................   (7.2)      --     --      --    (7.2)
                                                           ------   ------ ------  ------  ------
Net earnings (loss)....................................... $ (2.6)  $  4.0 $(11.0) $  7.1  $ (2.5)
                                                           ======   ====== ======  ======  ======
Earnings from continuing operations per share
   Basic.................................................. $ 0.57   $ 0.46 $ 0.71  $ 0.72  $ 2.53
   Diluted................................................ $ 0.54   $ 0.44 $ 0.68  $ 0.69  $ 2.39
Loss from discontinued operations per share
   Basic.................................................. $   --   $   -- $(0.86) $   --  $(1.00)
   Diluted................................................ $   --   $   -- $(0.82) $   --  $(0.95)
Loss from extraordinary items per share
   Basic.................................................. $   --   $   -- $(0.80) $(0.11) $(1.07)
   Diluted................................................ $   --   $   -- $(0.76) $(0.11) $(1.00)
Loss from cumulative effect of accounting change per share
   Basic.................................................. $(0.90)  $   -- $   --  $   --  $(0.72)
   Diluted................................................ $(0.85)  $   -- $   --  $   --  $(0.68)
Net earnings (loss) per share
   Basic.................................................. $(0.33)  $ 0.46 $(0.95) $ 0.61  $(0.26)
   Diluted................................................ $(0.31)  $ 0.44 $(0.90) $ 0.58  $(0.24)

                                                                 Year Ended August 31, 2001
                                                           -------------------------------------
                                                            First   Second  Third  Fourth   Total
                                                           ------   ------ ------  ------  ------
                                                           (In millions, except per share amounts)
Net sales................................................. $119.8   $115.5 $126.1  $120.5  $481.9
Gross profit..............................................   41.8     41.0   43.2    42.9   168.9
Earnings from continuing operations.......................    4.3      3.1    1.5    15.5    24.4
Loss from discontinued operations.........................     --       --   (0.8)     --    (0.8)
                                                           ------   ------ ------  ------  ------
Net earnings.............................................. $  4.3   $  3.1 $  0.7  $ 15.5  $ 23.6
                                                           ======   ====== ======  ======  ======
Earnings from continuing operations per share
   Basic.................................................. $ 0.55   $ 0.39 $ 0.18  $ 1.94  $ 3.06
   Diluted................................................ $ 0.50   $ 0.37 $ 0.18  $ 1.86  $ 2.93
Loss from discontinued operations per share
   Basic.................................................. $   --   $   -- $(0.10) $   --  $(0.09)
   Diluted................................................ $   --   $   -- $(0.09) $   --  $(0.09)
Net earnings per share
   Basic.................................................. $ 0.55   $ 0.39 $ 0.09  $ 1.94  $ 2.97
   Diluted................................................ $ 0.50   $ 0.37 $ 0.08  $ 1.86  $ 2.84

   The reader should read Notes 1, 2, 3, 6, 7, 9 and 10 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for items affecting quarterly results. The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Actuant Corporation:

   Our audits of the consolidated financial statements referred to in our report dated September 25, 2002 appearing on page 29 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
September 25, 2002

                              ACTUANT CORPORATION

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                     Additions              Deductions
                                               ---------------------- ----------------------
                                                                        Accounts
                                                                       Written Off
                                                Charged to                Less
                                                 Costs and            Recoveries or
                                                Expenses or            Reversal of
                          Balance at Effect of Allowance for          Allowance for                  Balance
                          Beginning  Excluded    New Loss      Net     Use of Loss    Net            at End
      Description         of Period  Activity  Carryforwards Acquired Carryforwards Disposed Other  of Period
      -----------         ---------- --------- ------------- -------- ------------- -------- -----  ---------

 Deducted from assets to
 Which they apply:

Allowance for losses--
  Trade accounts
  receivable
August 31, 2002..........   $3,790     $ --       $  735      $  --      $1,226      $   --  $(125)  $3,174
                            ======     ====       ======      =====      ======      ======  =====   ======
August 31, 2001..........   $3,809     $ --       $1,396      $ 125      $1,537      $  114  $ 111   $3,790
                            ======     ====       ======      =====      ======      ======  =====   ======
August 31, 2000..........   $4,070     $ --       $  977      $  --      $  202      $  846  $(190)  $3,809
                            ======     ====       ======      =====      ======      ======  =====   ======

Allowance for losses--
  Inventory
August 31, 2002..........   $5,857     $ --       $1,667      $  --      $2,750      $   --  $ 130   $4,904
                            ======     ====       ======      =====      ======      ======  =====   ======
August 31, 2001..........   $5,349     $ --       $1,913      $ 270      $1,370      $  182  $(123)  $5,857
                            ======     ====       ======      =====      ======      ======  =====   ======
August 31, 2000..........   $9,306     $ --       $  537      $  --      $  760      $3,404  $(330)  $5,349
                            ======     ====       ======      =====      ======      ======  =====   ======

Valuation allowance--
  Income taxes
August 31, 2002..........   $5,358     $ --       $4,765      $  --      $  357      $   --  $ (43)  $9,723
                            ======     ====       ======      =====      ======      ======  =====   ======
August 31, 2001..........   $6,091     $ --       $1,188      $  --      $  785      $1,096  $ (40)  $5,358
                            ======     ====       ======      =====      ======      ======  =====   ======
August 31, 2000..........   $5,674     $ --       $  790      $  --      $  373      $   --  $  --   $6,091
                            ======     ====       ======      =====      ======      ======  =====   ======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference from the "Election of Directors" and "Other Information--Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on January 10, 2003 (the "2003 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof.

Item 11.  Executive Compensation

   The information required by this item is incorporated by reference from the "Election of Directors," "Board Meetings, Committees and Director Compensation" and the "Executive Compensation" sections (other than the subsections thereof entitled "Report of the Compensation Committee of the board of directors on Executive Compensation" and "Performance Graph") of the 2003 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   The information required by this item is incorporated by reference from the "Equity Compensation Plan Information," "Certain Beneficial Owners" and "Election of Directors" sections of the 2003 Annual Meeting Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference from the "Executive Compensation" and "Certain Relationships and Related Transactions" sections of the 2003 Annual Meeting Proxy Statement.

Item 14.  Controls and Procedures

   The Company's chief executive officer and chief financial officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information required to be disclosed in the reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Documents filed as part of this report:

      1. Consolidated Financial Statements

          See "Index to Consolidated Financial Statements" set forth in Item 8, "Financial Statements and Supplementary Data" for a list of financial statements filed as part of this report.

      2. Financial Statement Schedules

          See "Index to Financial Statement Schedule" set forth in Item 8, "Financial Statements and Supplementary Data."

      3. Exhibits

          See "Index to Exhibits" beginning on page 73, which is incorporated herein by reference.

   (b) Reports on Form 8-K:

   The following reports on Form 8-K were filed during the last quarter of fiscal 2002:

Date of Report Description
-------------- -----------
July 23, 2002  Announcement of the agreement to acquire 80% of the outstanding equity of
               Heinrich Kopp AG

August 9, 2002 Announcement of the agreement with a former subsidiary of the Registrant regarding a secured claim in the former subsidiary's bankruptcy case

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACTUANT CORPORATION
                                              (Registrant)

                                              By:   /S/  ANDREW G. LAMPEREUR
                                                  -----------------------------
                                                       Andrew G. Lampereur
                                                    Vice President and Chief
                                                        Financial Officer
                                                  (Principal Financial Officer)

Dated: November 18, 2002

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

          Signature                        Title
          ---------                        -----

  /S/  ROBERT C. ARZBAECHER    Chairman of the Board,
-----------------------------  President and
    Robert C. Arzbaecher         Chief Executive Officer,
                               Director

  /S/  H. RICHARD CROWTHER     Director
-----------------------------
     H. Richard Crowther

    /S/  GUSTAV H.P. BOEL      European Leader--Gardner
-----------------------------  Bender, Director
      Gustav H.P. Boel

   /S/  BRUCE S. CHELBERG      Director
-----------------------------
      Bruce S. Chelberg

    /S/  WILLIAM P. SOVEY      Director
-----------------------------
      William P. Sovey

   /S/  KATHLEEN J. HEMPEL     Director
-----------------------------
     Kathleen J. Hempel

    /S/  WILLIAM K. HALL       Director
-----------------------------
       William K. Hall

  /S/  ANDREW G. LAMPEREUR     Vice President and Chief
-----------------------------  Financial Officer
     Andrew G. Lampereur         (Principal Financial
                               Officer)

    /S/  TIMOTHY J. TESKE      Controller
-----------------------------    (Principal Accounting
      Timothy J. Teske         Officer)
--------
*  Each of the above signatures is affixed as of November 18, 2002

                                 CERTIFICATION

   I, Robert C. Arzbaecher, certify that:

      1. I have reviewed this annual report on Form 10-K of Actuant Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

                                                /S/  ROBERT C. ARZBAECHER
                                          --------------------------------------
                                                  Robert C. Arzbaecher
                                           Chairman, Chief Executive Officer,
                                                      and President

                                 CERTIFICATION

   I, Andrew G. Lampereur, certify that:

      1. I have reviewed this annual report on Form 10-K of Actuant Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

                                                /S/  ANDREW G. LAMPEREUR
                                          --------------------------------------
                                                   Andrew G. Lampereur
                                           Vice President and Chief Financial
                                                          Officer

                              ACTUANT CORPORATION
                              (the "Registrant")
                         (Commission File No. 1-11288)

                          ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 2002

                               INDEX TO EXHIBITS

                                                                                                      Filed
Exhibit                  Description                        Incorporated Herein By Reference To      Herewith
------- ---------------------------------------------- --------------------------------------------- --------
  2.1   Agreement and Plan of Merger, dated as of      Exhibit (c)(1) to the Registrant's Tender
        September 2, 1997, among Applied Power Inc.,   Offer Statement on Schedule 14D-1 filed on
        TVPA Corp. and Versa Technologies, Inc.        September 5, 1997 (File No. 5-13342)

  2.2   (a) Agreement and Plan of Merger, dated as     Appendix A to the Joint Proxy Statement/
        of April 6, 1998, by and among Applied         Prospectus contained in the Registrant's
        Power Inc., ZERO Corporation and STB           Registration Statement on Form S-4
        Acquisition Corporation                        (File No. 333-58267)

        (b) Certified copy of Certificate of Merger of Exhibit 2.2 to the Registrant's Form 8-K
        STB Acquisition Corporation with and into      Dated July 31, 1998
        ZERO Corporation, dated July 31, 1998

  3.1   Amended and Restated Articles of               Exhibit 4.9 to the Registrant's Form 10-Q for
        Incorporation                                  quarter ended February 28, 2001

  3.2   Amended and Restated Bylaws of Actuant         Exhibit 3.4 to the Registrant's Form 10-Q
        Corporation adopted November 7, 1991 and       For quarter ended May 31, 2001
        as last amended effective May 4, 2001

  3.3   Amendment No. 1 to Amended and Restated                                                         X
        Bylaws effective November 7, 2002

  4.1   Agreement for Purchase and Sale, Dated         Exhibit 19.2(a)-(g) to the Registrant's
        August 29, 1990, between Minnesota             Form 10-Q for quarter ended May 31, 1991
        Mining and Manufacturing Company and
        Applied Power Inc., and seven related
        Leases, each dated April 29, 1991, Between
        Bernard Garland and Sheldon Garland, d/b/a
        Garland Enterprises, as Landlord, and
        Applied Power Inc., as Tenant

  4.2   Credit Agreement dated as of July 31, 2000     Exhibit 10.8 to the Registrant's Form 8-K
        among Applied Power Inc. (doing business       Dated as of August 14, 2000
        as Actuant Corporation), The Lenders
        Named Herein and Credit Suisse First
        Boston, as Lead Arranger, Collateral Agent
        and Administrative Agent, First Union
        National Bank Syndication Agent and ING
        (U.S.) Capital LLC Documentation Agent


--------
+ Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled instruments, or any unfiled exhibits or schedules to filed instruments, defining the rights of security holders.

                                                                                                 Filed
Exhibit                 Description                     Incorporated Herein By Reference To     Herewith
------- -------------------------------------------- ------------------------------------------ --------

  4.3   Registration Rights Agreement dated          Exhibit 10.11 to the Registrant's Form 8-K
        August 1, 2000, relating to $200,000,000     Dated as of August 14, 2000
        Applied Power Inc. 13% Senior
        Subordinated Notes Due 2009

  4.4   Indenture, dated as of August 1, 2000,       Exhibit 10.12 to the Registrant's Form 8-K
        among Applied Power Inc. as issuer and the   Dated as of August 14, 2000
        Subsidiary Guarantors and Bank One Trust
        Company, N.A.

  4.5   Purchase Agreement dated July 21, 2000,      Exhibit 10.13 to the Registrant's Form 8-K
        between Applied Power Inc. and the Initial   Dated as of August 14, 2000
        Purchasers named therein

  4.6   Amendment No 1, dated as of April 9, 2001,   Exhibit 4.10 to the Registrant's Form 10-Q
        to the Credit Agreement dated as of July 31, For quarter ended May 31, 2001
        2000, among Actuant Corporation, Credit
        Suisse First Boston as Lead Arranger,
        Collateral Agent and Administrative Agent,
        First Union National Bank, as Syndication
        Agent, ING (U.S.) Capital LLC, as
        Documentation Agent and the Lenders party
        thereto.

  4.7   Amendment No. 2, dated as of November 28,    Exhibit 4.11 to the Registrant's Form 10-Q
        2001, to the Credit Agreement dated as of    for quarter ended November 30, 2001
        July 31, 2000, among Actuant Corporation,
        Credit Suisse First Boston as Lead Arranger,
        Collateral Agent and Administrative Agent,
        First Union National Bank, as Syndication
        Agent, ING (U.S.) Capital LLC, as
        Documentation Agent and the Lenders party
        thereto.

  4.8   Amended and Restated Credit Agreement        Exhibit 4.12 to the Registrant's Form 10-Q
        dated as of May 22, 2002 among Actuant       for quarter ended May 31, 2002
        Corporation, the Lenders Named Therein,
        and Credit Suisse First Boston as Lead
        Arranger, Collateral Agent and
        Administrative Agent, Wachovia Bank, N.A.
        as Syndication Agent, and ING Capital LLC
        as Documentation Agent.

  4.9   Amended and Restated Security Agreement      Exhibit 4.13 to the Registrant's Form 10-Q
        by Actuant Corporation (formerly known as    for quarter ended May 31, 2002
        Applied Power, Inc.), as Borrower, and the
        Subsidiary Guarantors Party hereto and the
        Subsidiary Pledgors Party hereto and Credit
        Suisse First Boston, as Collateral Agent,
        dated as of July 31, 2000 and Amended and
        Restated as of May 22, 2002.

                                                                                                     Filed
Exhibit                  Description                       Incorporated Herein By Reference To      Herewith
------- --------------------------------------------- --------------------------------------------- --------

 4.10   Amended and Restated Indemnity,               Exhibit 4.14 to the Registrant's Form 10-Q
        Subrogation and Contribution Agreement        for quarter ended May 31, 2002
        dated as of May 22, 2002, among Actuant
        Corporation, a Wisconsin Corporation, each
        Guarantor Subsidiary of the Company, and
        Credit Suisse First Boston, as Collateral
        Agent for the Secured Parties.

 4.11   Amended and Restated Subsidiary Guarantee     Exhibit 4.15 to the Registrant's Form 10-Q
        Agreement dated as of May 22, 2002, among     for quarter ended May 31, 2002
        each of the Guarantor Subsidiaries of Actuant
        Corporation and Credit Suisse First Boston,
        as Collateral Agent for the Secured Parties.

 10.1   (a) Applied Power Inc. 1990 Stock Option      Exhibit A to the Registrant's Proxy
        Plan adopted by Board of Directors on         Statement dated December 5, 1990 For 1991
        August 9, 1990 and approved by                Annual Meeting of Shareholders
        shareholders on January 7, 1991 ("1990
        Plan")

        (b) Amendment to 1990 Plan adopted by         Exhibit 10.5(b) to the Registrant's
        board of directors on August 10, 1992 and     Form 10-K for fiscal year ended August 31,
        approved by shareholders on January 7,        1992
        1993

        (c) Amendment to 1990 Plan adopted by         Exhibit 10.4(c) to the Registrant's Form 10-K
        board of directors on May 8, 1997             for the fiscal year ended August 31, 1997

 10.2   Description of Fiscal 2001 Management         Exhibit 10.5 to the Registrant's Form 10-K
        Bonus Arrangements                            for the fiscal year ended August 31, 2000

 10.3   (a) Applied Power Inc. 1989 Outside           Exhibit 10.7 to the Registrant's Form 10-K
        Directors' Stock Option Plan adopted by       for the fiscal year ended August 31, 1989
        board of directors on November 8, 1989 and
        approved by shareholders on January 13,
        1990 ("1989 Plan")

        (b) Amendment to 1989 Plan Adopted by         Exhibit 10.7(b) to the Registrant's Form
        board of directors on November 9, 1990 and    10-K for the fiscal year ended August 31,
        approved by shareholders on January 7,        1990
        1991

        (c) Amendment to 1989 Plan Adopted by         Exhibit 10.7(c) to the Registrant's
        board of directors on October 31, 1996        Form 10-K for fiscal year ended August 31,
                                                      1996 ("1996 10-K")

 10.4.. Outside Directors' Deferred Compensation      Exhibit 10.8 to the Registrant's Form 10-K
        Plan adopted by Board of Directors on         for fiscal year ended August 31, 1995
        May 4, 1995

 10.5.. (a) 1996 Stock Plan adopted by board of       Annex A to the Registrant's Proxy
        directors on August 8, 1996 and proposed      Statement dated November 19, 1996 for
        for shareholder approval on January 8, 1997   1997 Annual Meeting of Shareholders

        (b) Amendment to 1996 Stock Plan adopted      Exhibit 10.10(b) to the Registrant's Form
        by board of directors on May 8, 1997          10-K for the fiscal year ended
                                                      August 31, 1997

                                                                                                Filed
Exhibit                Description                     Incorporated Herein By Reference To     Herewith
------- ------------------------------------------ ------------------------------------------- --------

  10.6. Form of Contribution Agreement, Plan and   Exhibit 10.11 to the Form 10 Registration
        Agreement Regarding Litigation, Claims and Statement dated May 1, 2000 as amended
        Other Liabilities between API and APW,
        dated as of July 21, 2000

  10.7. Form of General Assignment, Assumption     Exhibit 10.12 to the Form 10 Registration
        and Agreement Regarding Litigation, Claims Statement dated May 1, 2000, as amended and Other Liabilities between API and
        APW, dated as of July 21, 2000

  10.8. Form of Transitional Trademark Use and     Exhibit 10.13 to the Form 10 Registration
        License Agreement between API and APW,     Statement dated May 1, 2000, as amended
        dated as of July 21, 2000

  10.9. Form of Insurance Matters Agreement        Exhibit 10.14 to the Form 10 Registration
        between API and APW, dated as of July 21,  Statement dated May 1, 2000, as amended
        2000

 10.10. Form of Bill of Sale and Assumption of     Exhibit 10.15 to the Form 10 Registration
        Liabilities between API and APW, dated as  Statement dated May 1, 2000, as amended of July 21, 2000

 10.11. Form of Employee Benefits and              Exhibit 10.16 to the Form 10 Registration
        Compensation Agreement between API and     Statement dated May 1, 2000, as amended
        APW, dated as of July 21, 2000

 10.12  Form of Tax Sharing and Indemnification    Exhibit 10.17 to the Form 10 Registration
        Agreement between API and APW, dated as    Statement dated May 1, 2000, as amended
        of July 21, 2000

 10.13. Form of Interim Administrative Services    Exhibit 10.18 to the Form 10 Registration
        Agreement between API and APW, dated as    Statement dated May 1, 2000, as amended
        of July 21, 2000

 10.14. Form of Confidentiality and Nondisclosure  Exhibit 10.19 to the Form 10 Registration
        Agreement between API and APW, dated as    Statement dated May 1, 2000, as amended
        of July 21, 2000

 10.15. Form of Patent Assignment between API      Exhibit 10.20 to the Form 10 Registration
        and Wright Line Inc. (n/k/a APW Ltd.),     Statement dated May 1, 2000, as amended
        dated as of July 21, 2000

 10.16. Form of Change in Control Agreement for    Exhibit 10.21 to Registrant's Form 10-K for
        certain named executives                   the fiscal year ended August 31, 2000
        (Messrs. Brian Kobylinski, Todd Hicks,
        Ralph Keller, Jerry Peiffer, Joe O'Connor,
        and Arthur Kerk)

 10.17. Actuant Corporation Executive Stock        Exhibit 10.22 to the Registrant's Form 10-K
        Purchase Plan                              for the fiscal year ended August 31, 2000

 10.18. Actuant Corporation 2001 Stock Plan        Exhibit B to the Registrant's Proxy
                                                   Statement, dated December 1, 2000 for the
                                                   2001 Annual Meeting of Shareholders

                                                                                                   Filed
Exhibit                  Description                      Incorporated Herein By Reference To     Herewith
------- --------------------------------------------- ------------------------------------------- --------

 10.19. Actuant Corporation 2001 Outside              Exhibit C to the Registrant's Proxy
        Directors' Stock Option Plan                  Statement, dated December 1, 2000 for the
                                                      2001 Annual Meeting of Shareholders

 10.20  Receivables Sale Agreement dated as of        Exhibit 10.25 to the Registrant's Form 10-Q
        May 30, 2001, among Actuant Corporation,      For quarter ended May 31, 2001
        Del City Wire Co., Inc., GB Tools and
        Supplies, Inc., Versa Technologies, Inc., and
        Engineered Solutions, L.P., as Originators,
        and Actuant Receivables Corporation, as
        Buyer

 10.21. Receivables Purchase Agreement dated as of    Exhibit 10.26 to the Registrant's Form 10-Q
        May 30, 2001, among Actuant Receivables       for quarter ended May 31, 2001
        Corporation, as Seller, Actuant Corporation,
        as Initial Servicer, Blue Ridge Asset
        Funding Corporation and Wachovia Bank,
        N.A., as Agent

 10.22. Description of Fiscal 2002 Management         Exhibit 10.27 to the Registrant's Form 10-K
        Bonus Arrangements                            for the fiscal year ended August 31, 2001

 10.23. Amendment No. 1, dated as of November 30,     Exhibit 10.28 to the Registrant's Form 10-Q
        2001, to the Receivables Sale Agreement       for quarter ended November 30, 2001
        dated as of May 31, 2001, among Actuant
        Corporation, Del City Wire Co., Inc., GB
        Tools and Supplies, Inc., Versa Technologies,
        Inc., and Engineered Solutions, L.P., as
        Existing Originators, Nielsen Hardware
        Corp., Actuant Receivables Corporation, as
        Buyer, and Wachovia Bank, N.A., as Agent

 10.24. Amendment No. 1, dated as of November 30,     Exhibit 10.29 to the Registrant's Form 10-Q
        2001, to the Receivables Purchase Agreement   for quarter ended November 30, 2001
        dated as of May 31, 2001, among Actuant
        Receivables Corporation, as Seller, Actuant
        Corporation, as Initial Servicer, Blue Ridge
        Asset Funding Corporation and Wachovia
        Bank, N.A., as Agent.

 10.25. Actuant Corporation Change in Control         Exhibit 10.30 to the Registrant's Form 10-Q
        Agreement for Robert C. Arzbaecher dated      for quarter ended November 30, 2001
        January 7, 2002.

 10.26. Actuant Corporation Change in Control         Exhibit 10.31 to the Registrant's Form 10-Q
        Agreement for Andrew G. Lampereur dated       for quarter ended November 30, 2001
        January 7, 2002.

 10.27  Underwriting Agreement, dated February 7,     Exhibit 1.1 to the Registrant's Form 8-K
        2002 among Actuant Corporation and First      dated February 7, 2002
        Union Securities, Inc. ; ABN AMRO
        Rothschild LLC ; Robert W. Baird & Co.
        Incorporated and Bear, Stearns & Co. Inc.

                                                                                                 Filed
                        Description                     Incorporated Herein By Reference To     Herewith
Exhibit ------------------------------------------- ------------------------------------------- --------

 10.28  Notice of Partial Redemption to the Holders Exhibit 10.33 to the Registrant's Form 10-Q
        of Applied Power, Inc. (N/K/A Actuant       for quarter ended February 28, 2002
        Corporation) 13% Series A Senior
        Subordinated Notes due 2009 (CUSIP No.
        00508WAB2)

 10.29  Actuant Corporation Outside Directors'      Exhibit 99.1 to the Registrant's Form S-8
        Deferred Compensation Plan                  dated May 24, 2002

 10.30  Actuant Corporation Change in Control                                                      X
        Agreement for Mark E. Goldstein dated
        September 30, 2002

 10.31  Description of Fiscal 2003 Management                                                      X
        Bonus Arrangements

 10.32  Share Sale and Purchase and Option                                                         X
        Agreement between Horst Michaels, Anni
        Simoneit, Arno Michaels, Bianca Michaels,
        Ute Michaels, and Applied Power Holding
        GmbH and Actuant Corporation dated
        July 22, 2002.

 10.33. Actuant Corporation Change in Control
        Agreement for William Blackmore dated
        November 15, 2002                                                                          X

 10.34. Actuant Corporation Change in Control
        Agreement for Ronald Wieczorek dated
        November 8, 2002                                                                           X

 10.35  Form of Indemnification Agreement for
        Directors and Officers                                                                     X

 21     Subsidiaries of the Registrant                                                             X

 23     Consent of PricewaterhouseCoopers LLP                                                      X

 24     Power of Attorney                           See Signature Page of this report

 99.1   Written Statements of the Chief Executive                                                  X
        Officer

 99.2   Written Statements of the Chief Financial                                                  X
        Officer