Form 10-Q
period 2002-11-30
ACTUANT CORP
filed 2003-01-14
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
      ☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

OR

      ☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-11288

ACTUANT CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0168610
(State of incorporation)	(I.R.S. Employer Id. No.)

6100 NORTH BAKER ROAD
MILWAUKEE, WISCONSIN 53209
Mailing address: P. O. Box 3241, Milwaukee, Wisconsin 53201
(Address of principal executive offices)

(414) 352-4160
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X           No

The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2002 was 11,644,467.

TABLE OF CONTENTS

Page No
Part I—Financial Information
Item 1—Financial Statements (Unaudited)
Actuant Corporation—
Condensed Consolidated Statements of Earnings	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3—Quantitative and Qualitative Disclosures about Market Risk	24
Item 4—Controls and Procedures	24

Part II—Other Information
Item 4—Submission of Matters to a Vote of Security Holders	25
Item 6—Exhibits and ReportsK	25

Risk Factors That May Affect Future Results

This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, including statements under the caption Outlook, are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, truck, automotive, industrial production, and construction industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material or labor cost increases, foreign currency risk, interest rate risk, the economy’s reaction to terrorist actions or responsive military actions, the length of economic downturns in the Company’s markets, the resolution of contingent liabilities related to APW Ltd. and other litigation matters, the Company’s ability to access capital markets, the Company’s debt level, and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended November 30,
	2002	2001
Net Sales	$147,858	$113,140
Cost of Products Sold	101,956	75,107

Gross Profit	45,902	38,033
Selling, Administrative and Engineering Expenses	27,087	19,927
Amortization of Intangible Assets	627	612

Operating Earnings	18,188	17,494
Net Financing Costs	5,662	9,889
Charge for Early Extinguishment of Debt	1,974	—
Litigation Charge Associated with Divested Businesses	7,300	—
Other Expense, net	246	360

Earnings from Continuing Operations Before Income Tax Expense and Minority Interest	3,006	7,245
Income Tax Expense	1,067	2,680
Minority Interest, net of Income Taxes	83	—

Earnings Before Cumulative Effect of Change in Accounting Principle	1,856	4,565
Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	(7,200)

Net Earnings (Loss)	$1,856	$(2,635)

Basic Earnings (Loss) Per Share:
Earnings Before Cumulative Effect of Change in Accounting Principle	$0.16	$0.57
Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	(0.90)

Total	$0.16	$(0.33)

Diluted Earnings (Loss) Per Share:
Earnings Before Cumulative Effect of Change in Accounting Principle	$0.15	$0.54
Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	(0.85)
Total	$0.15	$(0.31)

Weighted Average Common Shares Outstanding:
Basic	11,603	8,023
Diluted	12,198	8,455

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

ASSETS	November 30, 2002	August 31, 2002
	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,799	$3,043
Accounts receivable, net	84,187	58,304
Inventories, net	68,218	54,898
Deferred income taxes	20,331	9,127
Other current assets	5,094	4,592

Total Current Assets	181,629	129,964
Property, Plant and Equipment, net	57,514	36,828
Goodwill	101,354	101,361
Other Intangible Assets, net	20,176	18,466
Other Long-term Assets	10,450	7,992

Total Assets	$371,123	$294,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$2,412	$2,993
Current maturities of long-term debt	9,000	6,788
Trade accounts payable	49,496	47,834
Accrued compensation and benefits	15,906	12,362
Income taxes payable	17,216	18,365
Other current liabilities	58,006	23,924

Total Current Liabilities	152,036	112,266
Long-term Debt, less current maturities	196,287	182,783
Deferred Income Taxes	7,155	4,409
Pension and Postretirement Benefit Liabilities	26,743	11,550
Other Long-term Liabilities	27,657	27,222
Minority Interest in Net Equity of Consolidated Affiliates	3,134	—
Shareholders’ Equity:
Class A common stock, $0.20 par value, authorized 16,000,000 shares, issued and outstanding 11,619,252 and 11,595,417 shares, respectively	2,324	2,319
Additional paid-in capital	(523,087)	(523,419)
Retained earnings	501,012	499,156
Stock held in trust	(533)	(511)
Deferred compensation liability	533	511
Accumulated other comprehensive loss	(22,138)	(21,675)

Total Shareholders’ Equity	(41,889)	(43,619)

Total Liabilities and Shareholders’ Equity	$371,123	$294,611

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2002	2001
Operating Activities
Net earnings before cumulative effect of change in accounting principle	$1,856	$4,565
Adjustments to reconcile net earnings before cumulative effect of change in accounting principle to cash provided by operating activities:
Depreciation and amortization	3,689	3,008
Amortization of debt discount and debt issuance costs	694	624
Provision (benefit) for deferred income taxes	366	(140)
Loss (gain) on sale of assets	25	(53)
Changes in operating assets and liabilities, excluding the effects of the business acquisition:
Accounts receivable	(6,381)	3,964
Inventories	1,915	163
Prepaid expenses and other assets	(1,018)	(166)
Trade accounts payable	(2,621)	656
Income taxes payable	(2,564)	(4,374)
Other accrued liabilities	8,027	(11,597)

Net cash provided by (used in) operating activities	3,988	(3,350)

Investing Activities
Proceeds from sale of property, plant and equipment	4	57
Capital expenditures	(3,392)	(2,482)
Business acquisition, net of cash acquired	(8,730)	—

Net cash used in investing activities	(12,118)	(2,425)

Financing Activities
Partial redemption of 13% senior subordinated notes	(9,425)	—
Net principal borrowings on debt	18,010	3,355
Stock option exercises and other	298	362

Net cash provided by financing activities	8,883	3,717

Effect of exchange rate changes on cash	3	(9)

Net increase (decrease) in cash and cash equivalents	756	(2,067)
Cash and cash equivalents—beginning of period	3,043	26,554

Cash and cash equivalents—end of period	$3,799	$24,487

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Actuant Corporation (“Actuant” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company’s significant accounting policies are disclosed in its fiscal 2002 Annual Report on Form 10-K. For additional information, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2002 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as discussed otherwise, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2003.

Prior year financial statements have been reclassified where appropriate to conform to current year presentations.

Note 2. Acquisition

On September 3, 2002, the Company acquired approximately 80% of the outstanding capital stock of Heinrich Kopp AG (“Kopp” or the “Kopp Acquisition”). Kopp, headquartered in Kahl, Germany, is a leading provider of electrical products to the German, Austrian and Eastern European retail home center markets. The Kopp Acquisition provides the Gardner Bender business in the Tools & Supplies segment with a European platform, and supports Gardner Bender’s vision of being a global supplier in the electrical marketplace. In the transaction, the Company paid approximately $15.7 million (including the assumption of debt and deferred purchase price, less acquired cash). The Company was also granted an option to acquire, and the sellers were granted a put option to sell, the remaining outstanding equity commencing in October 2003 for approximately $3 million. The Kopp Acquisition was funded with the proceeds of $10.5 million of borrowings under the Company’s existing revolving credit facility and the assumption of approximately $5.5 million of debt, less “acquired cash” of approximately $1.8 million on Kopp’s balance sheet. The transaction was accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying condensed consolidated financial statements only since the acquisition date. There was no goodwill created in the acquisition, as the purchase price was less than the fair value of the acquired assets and liabilities. Accordingly, the book value of the acquired long-lived assets has been reduced as required under generally accepted accounting principles. The purchase price ($10.5 million of borrowings, less $1.8 million or cash acquired) was allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed, excluding cash assumed in the transaction, as summarized below:

Accounts receivable	$17,398
Inventory	15,043
Fixed assets	19,517
Intangible assets	2,316
Other assets	16,221
Debt	(5,510)
Pension liability	(12,017)
Restructuring liability	(16,710)
Deferred purchase price	(1,474)
Other liabilities	(23,202)
Minority interest	(2,852)

$8,730

Future adjustments to the purchase price allocation, if any, are not expected to be material to the financial statements. Cash outflows will be required in fiscal 2003 and beyond to fund the remaining outstanding equity purchase, the deferred purchase price, and restructuring cash flow requirements.

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans are designed to reduce administrative and operational costs and resulted in the recording of a $16.7 million restructuring reserve in the purchase accounting process. Of the reserve, $3.1 million relates to the closure of Kopp’s manufacturing facility in Ingolstadt, Germany, with the balance primarily representing other employee severance costs to be incurred in connection with the transfer of certain production to lower cost locations and general reductions in the workforce. As a result of these plans, the Company expects to terminate a significant number of employees, with the majority of such actions to be completed in fiscal 2003.

A rollforward of the restructuring reserve follows:

	Reserves Established	Cash Payments	Currency Impact	November 30, 2002 Balance
Severance	$15,245	$(289)	$177	$15,133
Exit costs	1,465	—	18	1,483

Total reserve	$16,710	$(289)	$195	$16,616

The following unaudited pro forma results of operations of the Company for the quarter ended November 30, 2001 give effect to the Kopp acquisition as though the transaction had occurred on September 1, 2001.

Operating Results:
Net sales	$136,263
Earnings before cumulative effect of change in accounting principle	4,956
Net loss	$(2,244)

Basic Earnings per share:
Earnings before cumulative effect of change in accounting principle	$0.62
Net loss	$(0.28)

Diluted Earnings per share:
Earnings before cumulative effect of change in accounting principle	$0.59
Net loss	$(0.27)

The unaudited pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the transaction taken place on September 1, 2001 or the future results of operations.

Note 3. Accounts Receivable Financing

The Company utilizes an accounts receivable securitization program whereby it sells certain of its United States trade accounts receivable to a wholly owned special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a financial institution. Sales of the participating interests in the trade receivables are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows. Trade receivables sold and being serviced by the Company were $26.5 million and $24.9 million at November 30, 2002 and August 31, 2002, respectively.

Accounts receivable financing costs of $0.1 million and $0.3 million for the three months ended November 30, 2002 and 2001, respectively, are included in “Net Financing Costs” in the accompanying Condensed Consolidated Statements of Earnings. Total cash proceeds under the trade accounts receivable financing program were $27.9 million and $29.4 million for the three months ended November 30, 2002 and 2001, respectively.

Note 4. Inventories, Net

The nature of the Company’s products is such that they generally have a very short production cycle. Consequently, the amount of work-in-process at any point in time is minimal. In addition, many parts or components are ultimately either sold individually or assembled with other parts making a distinction between raw materials and finished goods impractical to determine. Other locations maintain and manage their inventories using a job cost system where the distinction of categories of inventory by state of completion is also not available.

As a result of these factors, it is neither practical nor cost effective to segregate the amounts of raw materials, work-in-process or finished goods inventories at the respective balance sheet dates, as segregation would only be possible as the result of physical inventories which are taken at dates different from the balance sheet dates.

Note 5. Goodwill and Other Intangible Assets

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2002. Under the transitional provisions of SFAS No. 142, the Company recorded a goodwill impairment loss associated with its Milwaukee Cylinder reporting unit of $7.2 million. The impairment loss was recorded as a cumulative effect of change in accounting principle on the accompanying Condensed Consolidated Statements of Earnings for the three months ended November 30, 2001.

The changes in the carrying amount of goodwill for the year ended August 31, 2002 and for the three months ended November 30, 2002 are as follows:

	Tools & Supplies Segment	Engineered Solutions Segment	Total
Balance as of August 31, 2001	$42,882	$65,242	$108,124
Transitional impairment charge	—	(7,200)	(7,200)
Purchase price allocation adjustment	—	491	491
Currency impact	—	(54)	(54)

Balance as of August 31, 2002	42,882	58,479	101,361
Currency impact	—	(7)	(7)
Balance as of November 30, 2002	$42,882	$58,472	$101,354

The gross carrying amount and accumulated amortization of the Company’s intangible assets that are subject to amortization as of November 30, 2002 and August 31, 2002 are as follows:

	November 30, 2002			August 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$22,260	$8,399	$13,861	$21,703	$8,049	$13,654
Trademarks	4,516	1,154	3,362	4,516	1,095	3,421
Non-compete agreements	3,253	2,740	513	3,268	2,562	706
Other	1,334	684	650	1,341	656	685

Total	$31,363	$12,977	$18,386	$30,828	$12,362	$18,466

In connection with the acquisition of Kopp in the first quarter of fiscal 2003, the Company acquired certain patents totaling approximately $0.6 million that will be amortized over their estimated useful life of eight years. The Company also acquired the “Kopp” tradename valued at approximately $1.8 million, which is classified as an indefinite lived intangible asset that is not subject to amortization. See Note 2, “Acquisition,” for further information about the acquisition of Kopp. As of November 30, 2002, the Company did not own any other indefinite lived intangible assets other than the tradename mentioned above.

Amortization expense recorded on the intangible assets listed in the above table was $0.6 million for both the three months ended November 30, 2002 and 2001. The estimated amortization expense for each of the next five fiscal years is as follows:

2003	$2,266
2004	$1,852
2005	$1,669
2006	$1,647
2007	$1,647

Note 6. New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective September 1, 2002. The adoption did not have any impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 effective September 1, 2002. As a result of the adoption of this statement, costs incurred by the Company in connection with the early retirement of debt will no longer be classified as extraordinary items. As required by SFAS No. 145, prior year financial statements will be reclassified.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company is currently evaluating the impact of this statement.

Note 7. Debt

The Company’s indebtedness, other than short-term borrowings, as of November 30, 2002 and August 31, 2002 was as follows:

	November 30, 2002	August 31, 2002
Senior secured credit agreement
Revolving credit borrowings	$17,000	$—
Tranche A term loan	66,151	66,151

Sub-total—senior secured credit agreement	83,151	66,151
Euro denominated term loans	12,916	4,914
Senior subordinated notes (“13% Notes”), net of discount	109,064	118,352
Other	156	154

Total debt	205,287	189,571
Less: current maturities of long-term debt	(9,000)	(6,788)

Total long-term debt, less current maturities	$196,287	$182,783

During the first quarter of fiscal 2003, the Company retired $9.4 million (gross principle amount) of its 13% Notes acquired through open market purchases. The Company recorded a pre-tax charge of $2.0 million related to the redemption of the 13% Notes. The pre-tax charge consisted of the $1.7 million bond redemption premium payment and a $0.3 million non-cash write-off of the associated debt discount and debt issuance costs.

In connection with the Kopp Acquisition, the Company assumed $5.5 million of Euro denominated term loans. Two of the loans assumed bear interest at floating rates ranging from EURIBOR plus 0.76% to EURIBOR plus 1.25% and are payable semiannually through June 2007. The third loan assumed bears interest at a fixed rate of 4.5% and is payable semiannually through September 2008. See Note 2, “Acquisition,” for more information on the Kopp acquisition.

Note 8. Distribution of Electronics Segment

On January 25, 2000, the Company’s board of directors authorized various actions to enable it to distribute its Electronics segment (“APW”) to its shareholders (the “Distribution”). Refer to Note 2 to the consolidated financial statements in the Company’s fiscal 2002 Annual Report on Form 10-K for a discussion of certain indemnification matters. Prior to the Distribution, the Company, in the normal course of business, entered into certain real estate and equipment leases or guaranteed such leases on behalf of its subsidiaries, including those in its Electronics segment. In conjunction with the Distribution, the Company assigned its rights in the leases used in the Electronics segment to APW, but was not released as a responsible party from all such leases by the lessors. As a result, the Company remains contingently liable for such leases. The discounted present value of future minimum lease payments for such leases totals approximately $20.0 million at November 30, 2002. A future breach of these leases could potentially have a material adverse impact upon the Company’s financial position and results of operations.

Note 9. Derivatives

All derivatives are recognized on the balance sheet at their estimated fair value. At November 30, 2002 and August 31, 2002, the Company was a party to two interest rate swap contracts to convert variable rate debt to a fixed rate with a combined notional value of $50 million and one interest rate swap contract to convert fixed rate debt to a variable rate with a notional amount of $25 million. Unrealized gains (losses), net of income taxes, of $0.1 million and $(0.7) million were recorded in other comprehensive income to recognize the fair value of the contracts to convert variable rate debt to a fixed rate for the three months ended November 30, 2002 and 2001, respectively. No net gain or loss has been recorded in earnings related to changes in the fair value of the contract to convert fixed rate debt to floating rate since the contract is considered to be “effective” as the terms of the contract exactly match the terms of the underlying debt.

Note 10. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended November 30,
	2002	2001
Numerator:
Earnings before cumulative effect of change in accounting principle	$1,856	$4,565
Cumulative effect of change in accounting principle, net of income taxes	—	(7,200)

Net earnings (loss)	$1,856	$(2,635)

Denominator:
Weighted average common shares outstanding for basic earnings per share	11,603	8,023
Net effect of stock options based on the treasury stock method using average market price	595	432

Weighted average common and equivalent shares outstanding for diluted earnings per share	12,198	8,455

Basic Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$0.16	$0.57
Cumulative effect of change in accounting principle, net of income taxes	—	(0.90)

Basic earnings per share	$0.16	$(0.33)

Diluted Earnings per Share:
Earnings before cumulative effect of change in accounting principle	$0.15	$0.54
Cumulative effect of change in accounting principle, net of income taxes	—	(0.85)

Diluted earnings per share	$0.15	$(0.31)

Note 11. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended November 30,
	2002	2001
Net earnings (loss)	$1,856	$(2,635)
Foreign currency adjustments	(541)	(519)
Fair value of interest rate swap, net of taxes	78	(668)
Comprehensive income (loss)	$1,393	$(3,822)

Note 12. Segment Information

The Company is organized and managed as two business segments: Tools & Supplies and Engineered Solutions, with separate and distinct operating management and strategies. The Tools & Supplies segment is primarily involved in the design, manufacture, and distribution of tools and supplies to the construction, electrical wholesale, retail do-it-yourself, industrial and production automation markets. The Engineered Solutions segment focuses on developing and marketing value-added, customized motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and industrial markets. “General corporate and other” as indicated below primarily includes general corporate expenses, financing costs on third party debt and foreign currency exchange adjustments.

The following table summarizes financial information by reportable segment:

	Three Months Ended November 30,
	2002	2001
Net Sales:
Tools & Supplies	$92,014	$64,067
Engineered Solutions	55,844	49,073
Total	$147,858	$113,140

Earnings Before Income Tax Expense and Minority Interest:
Tools & Supplies	$11,297	$10,310
Engineered Solutions	3,807	3,928
General Corporate and Other	(12,098)	(6,993)

Total	$3,006	$7,245

Kopp is included in the Tools & Supplies segment from its date of acquisition, which impacts the comparability of the segment data.

Note 13. Litigation and Contingencies

In September 2002, the Company was informed that its Federal income tax return for fiscal year 2000 will be subject to audit by the Internal Revenue Service (“IRS”). Company management believes that adequate reserves are maintained as of November 30, 2002 to cover a reasonable estimate of its potential exposure with respect to the income tax liabilities that may result from such audit. Nonetheless, there can be no assurance that such reserves will be sufficient upon completion of the IRS audit, and if not, there could be a material adverse impact on the Company’s financial position and results of operations.

In November 2002, the Company recorded a pre-tax charge of $7.3 million to recognize the impact of recent adverse developments in litigation matters associated with businesses divested prior to the spin-off of APW in July 2000, for which the Company retained indemnification risk. These matters are expected to be resolved and funded prior to the end of calendar year 2003.

Note 14. Guarantor Condensed Financial Statements

In July 2000, Actuant issued the 13% Notes. All of the Company’s material domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 13% Notes on a joint and several basis. The Company believes separate financial statements and other disclosures concerning each of the Guarantors would not provide additional information that is material to investors. Therefore, the Guarantors are combined in the presentation below. There are no significant restrictions on the ability of the Guarantors to make distributions to Actuant. The following tables present the results of operations, financial position and cash flows of Actuant Corporation, the Guarantors and non-guarantor entities, and the eliminations necessary to arrive at the information for the Company and its subsidiaries on a condensed consolidated basis.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

	Three Months Ended November 30, 2002
	Actuant Corporation	Guarantors	Non–Guarantors	Eliminations	Consolidated
Net sales	$18,482	$56,176	$73,200	$—	$147,858
Cost of products sold	10,180	40,176	51,600	—	101,956

Gross profit	8,302	16,000	21,600	—	45,902
Selling, administrative, and engineering expenses	6,642	8,276	12,169	—	27,087
Amortization of intangible assets	—	605	22	—	627

Operating earnings	1,660	7,119	9,409	—	18,188
Other expense (income):
Intercompany activity, net	(571)	(168)	739	—	—
Net financing costs	5,312	246	104	—	5,662
Early extinguishment of debt	1,974	—	—	—	1,974
Litigation charge associated with divested businesses	7,300	—	—	—	7,300
Other (income) expense	(286)	(32)	564	—	246

(Loss) earnings before income tax (benefit) expense and minority interest	(12,069)	7,073	8,002	—	3,006
Income tax (benefit) expense	(4,837)	2,590	3,314	—	1,067

Minority interest, net of income taxes	—	—	83	—	83

Net (loss) earnings	$(7,232)	$4,483	$4,605	$—	$1,856

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

	Three Months Ended November 30, 2001
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Net sales	$17,581	$55,996	$39,563	$—	$113,140
Cost of products sold	9,554	40,390	25,163	—	75,107

Gross profit	8,027	15,606	14,400	—	38,033
Selling, administrative, and engineering expenses	6,168	8,008	5,751	—	19,927
Amortization of intangible assets	2	605	5	—	612

Operating earnings	1,857	6,993	8,644	—	17,494
Other expense (income):
Intercompany activity, net	(911)	2,680	(1,769)	—	—
Net financing costs	9,911	(186)	164	—	9,889
Other expense (income)	246	(47)	161	—	360

(Loss) earnings before income tax (benefit) expense	(7,389)	4,546	10,088	—	7,245
Income tax (benefit) expense	(1,279)	2,244	1,715	—	2,680

Net (loss) earnings before cumulative effect of change in accounting principle	(6,110)	2,302	8,373	—	4,565
Cumulative effect of change in accounting principle, net of income taxes	—	(7,200)	—	—	(7,200)

Net (loss) earnings	$(6,110)	$(4,898)	$8,373	$—	$(2,635)

CONDENSED CONSOLIDATING BALANCE SHEETS

	November 30, 2002
	Actuant Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,054	$(562)	$3,307	$—	$3,799
Accounts receivable, net	2,424	337	81,426	—	84,187
Inventories, net	12,137	32,562	23,519	—	68,218
Deferred income taxes	8,237	9	12,085	—	20,331
Other current assets	1,658	525	2,911	—	5,094

Total current assets	25,510	32,871	123,248	—	181,629
Property, plant and equipment, net	5,413	17,648	34,453	—	57,514
Goodwill	—	96,597	4,757	—	101,354
Other intangible assets, net	—	17,823	2,353	—	20,176
Other long-term assets	9,084	852	514	—	10,450

Total assets	$40,007	$165,791	$165,325	$—	$371,123

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$2,412	$—	$2,412
Current maturities of long-term debt	6,139	—	2,861	—	9,000
Trade accounts payable	8,297	17,399	23,800	—	49,496
Accrued compensation and benefits	4,138	2,181	9,587	—	15,906
Income taxes payable	15,364	2,772	(920)	—	17,216
Other current liabilities	14,635	8,665	34,706	—	58,006

Total current liabilities	48,573	31,017	72,446	—	152,036
Long-term debt, less current maturities	186,232	—	10,055	—	196,287
Deferred income taxes	5,389	(1,023)	2,789	—	7,155
Pension and postretirement benefit liabilities	14,198	—	12,545	—	26,743
Other long-term liabilities	26,865	—	792	—	27,657
Minority interest in net equity of consolidated affiliates	—	—	3,134	—	3,134
Intercompany balances, net	204,395	(157,226)	(214,756)	167,587	—
Total shareholders’ equity (deficit)	(445,645)	293,023	278,320	(167,587)	(41,889)

Total liabilities and shareholders’ equity	$40,007	$165,791	$165,325	$—	$371,123

CONDENSED CONSOLIDATING BALANCE SHEETS

	August 31, 2002
	Actuant Corporation	Guarantors	Non– Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,835	$(228)	$1,436	$—	$3,043
Accounts receivable, net	2,534	2,730	53,040	—	58,304
Inventories, net	12,591	31,330	10,977	—	54,898
Deferred income taxes	8,313	9	805	—	9,127
Other current assets	1,489	1,062	2,041	—	4,592

Total current assets	26,762	34,903	68,299	—	129,964
Property, plant and equipment, net	5,489	18,713	12,626	—	36,828
Goodwill	—	96,597	4,764	—	101,361
Other intangible assets, net	—	18,428	38	—	18,466
Other long-term assets	6,667	835	490	—	7,992

Total assets	$38,918	$169,476	$86,217	$—	$294,611

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$943	$—	$2,050	$—	$2,993
Current maturities of long-term debt	3,839	—	2,949	—	6,788
Trade accounts payable	11,137	19,318	17,379	—	47,834
Accrued compensation and benefits	4,923	2,462	4,977	—	12,362
Income taxes payable	7,166	10,115	1,084	—	18,365
Other current liabilities	12,796	8,513	2,615	—	23,924

Total current liabilities	40,804	40,408	31,054	—	112,266
Long-term debt, less current maturities	180,818	—	1,965	—	182,783
Deferred income taxes	5,377	(1,016)	48	—	4,409
Pension and postretirement benefit liabilities	11,268	—	282	—	11,550
Other long-term liabilities	27,278	—	(56)	—	27,222
Intercompany balances, net	210,797	(157,796)	(209,956)	156,955	—
Total shareholders’ equity (deficit)	(437,424)	287,880	262,880	(156,955)	(43,619)

Total liabilities and shareholders’ equity	$38,918	$169,476	$86,217	$—	$294,611

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended November 30, 2002
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) earnings	$(7,232)	$4,483	$4,605	$—	$1,856
Adjustments to reconcile net (loss) earnings to cash provided by (used in) operating activities:
Depreciation and amortization	495	1,909	1,285	—	3,689
Amortization of debt discount and debt isssuance costs	694	—	—	—	694
Provision (benefit) for deferred income taxes	11	(7)	362	—	366
Loss on sale of assets	—	5	20	—	25
Changes in operating assets and liabilities, net	4,197	(7,004)	10,796	(10,631)	(2,642)

Net cash provided by (used in) operating activities	(1,835)	(614)	17,068	(10,631)	3,988
Investing activities
Proceeds from sale of property, plant and equipment	—	4	—	—	4
Capital expenditures	(417)	(294)	(2,681)	—	(3,392)
Business acquisitions, net of cash acquired	—	—	(8,730)	—	(8,730)

Net cash (used in) provided by investing activities	(417)	(290)	(11,411)	—	(12,118)
Financing activities
Partial redemption of 13% Notes	(9,425)	—	—	—	(9,425)
Net principal borrowings on debt	17,000	—	1,010	—	18,010
Debt issuance costs	(18)	—	—	—	(18)
Stock option exercises	316	—	—	—	316
Intercompany payables (receivables)	(6,402)	570	(4,799)	10,631	—

Net cash provided by (used in) financing activities	1,471	570	(3,789)	10,631	8,883
Effect of exchange rate changes on cash	—	—	3	—	3

Net increase (decrease) in cash and cash equivalents	(781)	(334)	1,871	—	756
Cash and cash equivalents—beginning of period	1,835	(228)	1,436	—	3,043

Cash and cash equivalents—end of period	$1,054	$(562)	$3,307	$—	$3,799

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended November 30, 2001
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) earnings before cumulative effect of change in accounting principle	$(6,110)	$2,302	$8,373	$—	$4,565
Adjustments to reconcile net (loss) earnings to cash provided by (used in) operating activities:
Depreciation and amortization	373	1,970	665	—	3,008
Amortization of debt discount and debt isssuance costs	624	—	—	—	624
Provision (benefit) for deferred income taxes	14	10	(164)	—	(140)
Gain on sale of assets	—	(53)	—	—	(53)
Changes in operating assets and liabilities, net	(19,604)	(718)	3,424	5,544	(11,354)

Net cash (used in) provided by operating activities	(24,703)	3,511	12,298	5,544	(3,350)
Investing activities
Proceeds from sale of property, plant and equipment	—	57	—	—	57
Capital expenditures	(563)	(834)	(1,085)	—	(2,482)

Net cash used in investing activities	(563)	(777)	(1,085)	—	(2,425)
Financing activities
Net principal borrowings (payments)	3,806	—	(451)	—	3,355
Stock option exercises	362	—	—	—	362
Intercompany payables (receivables)	16,779	(3,567)	(7,668)	(5,544)	—

Net cash provided by (used in) financing activities	20,947	(3,567)	(8,119)	(5,544)	3,717
Effect of exchange rate changes on cash	—	—	(9)	—	(9)

Net (decrease) increase in cash and cash equivalents	(4,319)	(833)	3,085	—	(2,067)
Cash and cash equivalents—beginning of period	25,785	621	148	—	26,554

Cash and cash equivalents—end of period	$21,466	$(212)	$3,233	$—	$24,487

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when we refer to “Actuant” or the “Company,” we mean Actuant Corporation and its subsidiaries. The Company’s significant accounting policies are disclosed in the Notes to Consolidated Financial Statements in the fiscal 2002 Annual Report on Form 10-K. The more critical of these policies include revenue recognition, inventory valuation, goodwill and other intangible asset accounting, and the use of estimates, which are summarized below.

Consolidation and Presentation: The consolidated financial statements include the accounts of Actuant Corporation and its consolidated subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares. The minority interest amount included on the condensed consolidated balance sheet as of November 30, 2002 represents the amount of equity attributable to minority shareholders of consolidated subsidiaries. The results of companies acquired or disposed are included in the consolidated financial statements from the date of acquisition or until the date of disposal. All significant intercompany balances, transactions, and profits have been eliminated in consolidation.

Revenue Recognition: Revenue is recognized when title to the products being sold transfers to the customer, which is generally upon shipment.

Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 45% and 56% of total inventories at November 30, 2002 and August 31, 2002, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the Condensed Consolidated Balance Sheet by approximately $6.7 million at both November 30, 2002 and August 31, 2002.

Goodwill and Other Intangible Assets: Other intangible assets, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from three to twenty-five years unless the asset is an indefinite lived intangible. Indefinite lived intangibles and goodwill are not amortized, but are subjected to annual impairment testing.

Use of Estimates: As required under generally accepted accounting principles, the condensed consolidated financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods presented. They also affect the disclosure of contingencies. Actual results could differ from those estimates and assumptions.

Results of Operations for the Three Months Ended November 30, 2002 and 2001

On September 3, 2002, the Company acquired 80% of the outstanding capital stock of Heinrich Kopp AG (“Kopp”or the “Kopp Acquisition”) which impacts the comparability of the operating results for the three months ended November 30, 2002. See Note 2, “Acquisition” in Notes to Condensed Consolidated Financial Statements.

Net earnings for the three months ended November 30, 2002 were $1.9 million, or $0.15 per diluted share compared with a net loss of $2.6 million, or $0.31 per diluted share, for the three months ended November 30, 2001. During the first quarter of fiscal 2003, the Company recorded charges, discussed later in this management’s discussion and analysis, related to the early extinguishment of debt and litigation matters associated with divested businesses. During the first quarter of fiscal 2002, the Company recorded a charge of $7.2 million, or $0.85 per diluted share, for the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Excluding these charges, the net earnings for the three months ended November 30, 2002 and 2001 were $7.8 million and $4.6 million, respectively. Diluted earnings per share excluding these charges was $0.64 per diluted share for the three months ended November 30, 2002, or 19% higher than the $0.54 per diluted share for the three months ended November 30, 2001.

The following table summarizes net sales for the three months ended November 30, 2002 and 2001:

	Three Months Ended November 30,		Change
	2002	2001
	(in thousands)
Net Sales by Segment
Tools & Supplies	$92,014	$64,067	44%
Engineered Solutions	55,844	49,073	14%

Total net sales	$147,858	$113,140	31%

Total net sales increased by $34.7 million, or 31%, from $113.1 million for the three months ended November 30, 2001 to $147.9 million for the three months ended November 30, 2002. Sales from Kopp, which was acquired on September 3, 2002, comprised 79% of the increase. Excluding the impact of Kopp and foreign currency rate changes on translated results, sales increased 4% over the first quarter of the prior year.

Tools & Supplies

Net sales for the Tools & Supplies segment increased by $27.9 million or 44%, from $64.1 million for the three months ended November 30, 2001 to $92.0 million for the three months ended November 30, 2002. Kopp, which was acquired in fiscal 2003, comprised 98% of the increase, with the remaining $0.6 million increase caused by the impact of foreign currency rate changes on translated results.

Engineered Solutions

Engineered Solutions net sales increased $6.7 million, or 14%, from $49.1 million for the three months ended November 30, 2001 to $55.8 million for the three months ended November 30, 2002. Excluding the impact of foreign currency rate changes on translated results, which comprised $1.7 million of the increase, sales increased in most of the markets that Engineered Solutions serve. RV market sales increased 17% and truck market sales increased 8%, due to underlying growth is demand in each of their markets. Convertible top actuation market sales increased 1% on a constant dollar basis, but unit volumes were significantly higher due to more lower priced units sold during the first quarter of fiscal 2003.

Gross Profit

The following table summarizes gross profit and gross profit margins for the three months ended November 30, 2002 and 2001:

	Three Months Ended November 30,		Change
	2002	2001
	(in thousands)
Gross Profit by Segment
Tools & Supplies	$33,274	$26,453	26%
Engineered Solutions	12,628	11,580	9%
Total gross profit	$45,902	$38,033	21%

Gross Profit Margins by Segment
Tools & Supplies	36.2%	41.3%
Engineered Solutions	22.6%	23.6%
Total gross profit margin	31.0%	33.6%

Total gross profit for the first quarter of fiscal 2003 was $45.9 million, a $7.9 million increase from the $38.0 million reported in the first quarter of fiscal 2002. The increase in gross profit for the three months ended November 30, 2002 is the result of the Kopp Acquisition and incremental profit on the sales increase realized during the quarter, partially offset by the impact of lower margins in both the Tools & Supplies and Engineered Solutions segments. Total gross profit margin decreased from 33.6% to 31.0% for the three months ended November 30, 2002 due to the lower gross profit margins at Kopp as compared to the other Actuant businesses. Excluding Kopp, gross profit increased 4% in the first quarter of fiscal 2003 over the comparable prior year period.

Tools & Supplies

Tools & Supplies gross profit increased $6.8 million, or 26%, from $26.5 million to $33.3 million for the three months ended November 30, 2001 and 2002, respectively. The increase resulted from the Kopp Acquisition. Gross profit margins in Tools & Supplies decreased for the three-month period due the lower gross profit margins realized by Kopp as compared to the rest of the Tools & Supplies segment. Significant progress was made during the quarter ended November 30, 2002 implementing our LEAD (“Lean Enterprise Across Disciplines”) process at Kopp, which we expect to favorably impact gross profit margins in the future. Specifically, 2,000 of Kopp’s 8,000 SKUs (stock keeping units) were identified for elimination, lean manufacturing activities have begun, and global sourcing initiatives are underway. In addition, we have announced the closure of one plant and have made other workforce reductions.

Engineered Solutions

Engineered Solutions gross profit increased $1.0 million, or 9%, from $11.6 million to $12.6 million for the three months ended November 30, 2001 and 2002, respectively. The increase resulted from higher sales levels as compared to the prior year first quarter, offset by lower gross profit margins. Gross profit margin declined from 23.6% to 22.6% for the three months ended November 30, 2001 and 2002, respectively. This decline in gross profit margin was caused by production/learning curve inefficiencies incurred in launching production on new convertible top models, engineering costs on new automotive platforms, start-up costs associated with the ramp up of US convertible top actuation production and pricing pressures in the RV marketplace.

The following table summarizes selling, administrative, and engineering expenses for the three months ended November 30, 2002 and 2001:

	Three Months Ended November 30,
	2002	2001	Change
	(in thousands)
Selling, Administrative, and Engineering (“SAE”) Expense by Segment
Tools & Supplies	$20,031	$14,475	38%
Engineered Solutions	5,810	4,344	34%
General Corporate	1,246	1,108	13%

Total SAE expense	$27,087	$19,927	36%

Total SAE expenses increased $7.2 million, or 36%, from $19.9 million for the three months ended November 30, 2001 to $27.1 million for the three months ended November 30, 2002. The majority of this increase is due to the Kopp Acquisition.

Tools & Supplies

Tools & Supplies SAE expenses increased $5.5 million, or 38%, from $14.5 million for the three months ended November 30, 2001 to $20.0 million for the three months ended November 30, 2002. This increase was primarily driven by the inclusion of SAE costs incurred at Kopp and the impact of foreign currency exchange rates on translated results. Excluding Kopp, Tools & Supplies SAE costs increased 7%.

Engineered Solutions

Engineered Solutions SAE expenses increased $1.5 million, or 34%, from $4.3 million for the three months ended November 30, 2001 to $5.8 million for the three months ended November 30, 2002. The increase was primarily the result of severance costs incurred during the quarter and costs incurred in anticipation of the start of convertible top production in the United States during the third quarter.

Amortization Expense

Amortization expense for the three months ended November 30, 2002 and 2001 was $0.6 million.

Net Financing Costs

Net financing costs for the three months ended November 30, 2002 decreased $4.2 million compared to the respective prior year period. This reduction was primarily due to reduced debt levels, especially the senior subordinated notes (the “13% Notes”), and lower market interest rates in fiscal 2003. See “Liquidity and Capital Resources” below for further information.

Charge for Early Extinguishment of Debt

During the first quarter of fiscal 2003, the Company retired $9.4 million of its 13% Notes acquired through open market purchases. The Company recorded a pre-tax charge of $2.0 million related to the redemption of the 13% Notes. The pre-tax charge consisted of the $1.7 million bond redemption premium payment and a $0.3 million non-cash write-off of the associated debt discount and debt issuance costs. In accordance with the adoption of SFAS No. 145, this charge has been recorded in earnings from continuing operations, and not as an extraordinary item, as was required under the prior accounting rules.

Litigation Charge Associated with Divested Businesses

In November 2002, the Company recorded a pre-tax charge of $7.3 million to recognize the impact of recent adverse developments in litigation matters associated with businesses divested prior to the spin-off of APW in July 2000 for which the Company retained indemnification risk. These matters are expected to be resolved and funded prior to the end of calendar year 2003.

Other Expense (Income)

Other expense (income) for the three months ended November 30, 2002 and 2001 is comprised of the following (in thousands):

	Three Months Ended November 30,
	2002	2001
Net foreign currency transaction loss	$169	$503
Loss (gain) on sale of assets	25	(53)
Other, net	52	(90)

Other expense (income)	$246	$360

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

Restructuring Reserves

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans are designed to reduce administrative and operational costs and resulted in the recording of a $16.7 million restructuring reserve in the purchase accounting process. Of the reserve, $3.1 million relates to the closure of Kopp’s manufacturing facility in Ingolstadt, Germany, with the balance primarily representing other employee severance costs to be incurred in connection with the transfer of certain production to lower cost locations and general reductions in the workforce. As a result of these plans, the Company expects to terminate a significant number of employees, with the majority of such actions to be completed in fiscal 2003.

A rollforward of the restructuring reserve follows:

	Reserves Established	Cash Payments	Currency Impact	November 30, 2002 Balance
Severance	$15,245	$(289)	$177	$15,133
Exit costs	1,465	—	18	1,483

Total reserve	$16,710	$(289)	$195	$16,616

Liquidity and Capital Resources

Cash and cash equivalents totaled $3.8 million and $3.0 million at November 30, 2002 and August 31, 2002, respectively. Our goal is to maintain low cash balances, utilizing any excess cash to pay down debt in an effort to reduce financing costs.

Net cash provided by operating activities was $4.0 million for the three months ended November 30, 2002, as compared to net cash used in operating activities of $3.4 million for the three months ended November 30, 2001. Operating cash flows for the first quarter of fiscal 2003 were higher than the prior year because the prior year included payments of approximately $7.0 million for income taxes and transaction costs related to the August 2001 sale of Mox-Med. There were no similar payments in the current year.

Net cash used in investing activities totaled $12.1 million and $2.4 million for the three months ended November 30, 2002 and 2001, respectively. In the first quarter of fiscal 2003, $3.4 million of cash was used to fund capital expenditures and $8.7 million for the acquisition of Kopp, net of cash acquired. In fiscal 2002, the net cash used in investing activities primarily consisted of capital expenditures of $2.5 million.

Net cash provided by financing activities totaled $8.9 million and $3.7 million for the three months ended November 30, 2002 and 2001, respectively, both representing net borrowings under the Senior Secured Credit Facility’s revolver.

Debt

During the first quarter of fiscal 2003, the Company retired an additional $9.4 million of its 13% Notes acquired through open market purchases. The Company completed the Kopp Acquisition by borrowing $10.5 million under its revolver and assuming $5.5 million of Kopp term loans. See Note 7, “Debt,” in the accompanying Condensed Consolidated Financial Statements for further information.

At November 30, 2002 the Company was party to two interest rate swaps to convert variable rate debt to a fixed rate with a combined notional value of $50 million and one interest rate swap to convert fixed rate debt to a variable rate with a notional amount of $25 million. See Note 9, “Derivatives,” in the accompanying Condensed Consolidated Financial Statements for further information.

Long-term debt outstanding at November 30, 2002 is payable as follows:

Years ended August 31,
2003	$5,356
2004	15,014
2005	16,231
2006	57,892
2007	927
Thereafter	109,867

Total	$205,287

Commitments and Contingencies

The Company leases certain facilities, computers, equipment, and vehicles under various operating lease agreements, generally over periods from one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. For a schedule of future minimum lease payments, see Note 9, “Leases,” in the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2002.

As discussed in Note 8, “Distribution of Electronics Segment,” in the accompanying Condensed Consolidated Financial Statements, the Company is contingently liable for certain lease agreements held by APW. If APW were unable to fulfill its obligations under the leases, the Company could be liable for such leases. A future breach of the lease agreements by APW could potentially have a material adverse effect on the Company’s results of operations and financial position.

As more fully discussed in Note 3, “Accounts Receivable Financing,” in the accompanying Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $26.5 million and $24.9 million at November 30, 2002 and August 31, 2002, respectively. If the Company were to discontinue this securitization program, at November 30, 2002 it would have been required to borrow approximately $26.5 million to finance the working capital increase. Total capacity under the program is approximately $35 million.

Pursuant to our agreement with our former subsidiary, APW, the Company will be required to pay an estimated $18 to $19 million to APW or other third parties as Distribution related contingencies are resolved. We estimate that these payments will be made sometime in fiscal 2004 or fiscal 2005, and will be funded by availability under our revolving credit facilities and funds generated from operations. In addition, cash outflows will be required in fiscal 2003 and beyond to fund the remaining Kopp purchase price of $1.5 million, the probable $3 million acquisition of the Kopp minority interest, and Kopp restructuring cash flow requirements. See Note 2, “Acquisition,” in the accompanying Condensed Consolidated Financial Statements for further information.

In September 2002, the Company was informed that its Federal income tax return for fiscal year 2000 will be subject to audit by the Internal Revenue Service (“IRS”). Company management believes that adequate reserves are maintained as of November 30, 2002 to cover a reasonable estimate of its potential exposure with respect to the income tax liabilities that may result from such audit. Nonetheless, there can be no assurance that such reserves will be sufficient upon completion of the IRS audit, and if not, there could be a material adverse impact on the Company’s financial position and results of operations.

At November 30, 2002 the Company had outstanding letters of credit totaling $8.7 million for contractual and contingent payments due to the former owners of Kopp and for contingent payments related to indemnifications provided to purchasers of sold subsidiaries.

Dividends were not declared or made during the first quarter of fiscal 2003, nor does the Company expect to pay dividends in the foreseeable future. Cash flow will instead be retained for working capital needs, acquisitions, and to reduce outstanding debt. At November 30, 2002, the Company had $74.3 million of availability under its revolver. The Company’s senior credit agreement contains customary limits and restrictions concerning investments, sales of assets, liens on assets, interest and fixed cost coverage ratios, maximum leverage, capital expenditures, acquisitions, excess cash flow, dividends, and other restricted payments. At November 30, 2002 the Company was in compliance with all debt covenants. The Company believes that availability under its credit facilities, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for at least the next twelve months.

Outlook

The Company has reaffirmed its estimates of its projected operating results for fiscal 2003, excluding special charges for early extinguishment of debt and litigation charges associated with divested businesses. Those estimates include sales ranging from $545– 575 million, earnings before interest, taxes, depreciation and amortization of $90–95 million and diluted earnings per share (excluding special charges) of $2.75–3.00 per share.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign exchange and interest rates and, to a lesser extent, commodities. To reduce such risks, the Company selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures established by the Company’s board of directors, which strictly prohibit the use of financial instruments for trading purposes.

A discussion of the Company’s accounting policies for derivative financial instruments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 within Note 1—“Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements.

Currency Risk—The Company has significant international operations. In most instances, the Company’s products are produced at manufacturing facilities located near the customer. As a result, significant volumes of finished goods are manufactured in countries for sale into those markets. For goods purchased from other Company affiliates, the Company denominates the transaction in the functional currency of the producing operation.

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

The Company’s identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The Company periodically identifies areas where it does not have naturally occurring offsetting positions and then may purchase hedging instruments to protect against anticipated exposures. There are no such hedging instruments in place as of the date of this filing. The Company’s financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.

Interest Rate Risk—The Company is exposed to interest rate risk from changes in interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At November 30, 2002, the Company was a party to three interest rate swap agreements. Together, two of these swap contracts convert $50 million of the Company’s floating rate debt, issued pursuant to the Senior Credit Agreement, to fixed rate debt. A third swap contract converts $25 million of fixed rate senior subordinated debt to a variable rate. At November 30, 2002, the aggregate fair value of these contracts was approximately $(0.7) million.

The Company’s Senior Credit Agreement stipulates that the lower of 50% of total debt or $200.0 million be fixed interest rate obligations. The Company is in compliance with this requirement.

Item 4—Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information required to be disclosed in the reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II—OTHER INFORMATION

Item 4—Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on January 10, 2003 to elect a board of seven directors and vote on several proposals. Each director nominee was elected. The number of votes for each nominee is set forth below:

	Share Votes For	Share Votes Withheld
Robert C. Arzbaecher	10,061,297	228,405
Gustav H.P. Boel	10,006,808	282,894
Bruce S. Chelberg	10,061,661	228,041
H. Richard Crowther	9,880,002	409,700
William K. Hall	9,880,813	408,889
Kathleen J. Hempel	9,880,698	409,004
William P. Sovey	9,880,650	409,052

In addition, the following proposals were voted on at the January 10, 2003 annual meeting:

1.	Proposal to approve the Actuant Corporation 2002 Stock Plan.

For	Against	Abstain
9,691,930	577,657	20,115

2.	Proposal to amend the Company’s Outside Directors’ Stock Option Plan to increase the number of shares available for issuance under the plan.

For	Against	Abstain
9,829,346	431,346	29,010

3.	Proposal to amend the Company’s Restated Articles of Incorporation to increase the number of authorized shares of Class A Common Stock.

For	Against	Abstain
9,772,304	502,129	15,269

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits

See “Index to Exhibits” on page 29, which is incorporated herein by reference.

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended November 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION (Registrant)

By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign on behalf of the registrant)

Date: January 14, 2003

CERTIFICATION

I, Robert C. Arzbaecher, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Actuant Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

/s/ Robert C. Arzbaecher
Robert C. Arzbaecher
Chairman, Chief Executive Officer, and President

CERTIFICATION

I, Andrew G. Lampereur, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Actuant Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur Vice President and Chief Financial Officer

ACTUANT CORPORATION (the “Registrant”) (Commission File No. 1-11288) QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2002 INDEX TO EXHIBITS
Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
10.1	Actuant Corporation Executive Deferred Compensation Plan		X
99.1	Written Statements of the Chief Executive Officer		X
99.2	Written Statements of the Chief Financial Officer		X