Form 10-Q
period 2003-02-28
ACTUANT CORP
filed 2003-04-11
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-11288

ACTUANT CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-0168610
(State of incorporation)	(I.R.S. Employer Id. No.)

6100 NORTH BAKER ROAD

MILWAUKEE, WISCONSIN 53209

Mailing address: P. O. Box 3241, Milwaukee, Wisconsin 53201

(Address of principal executive offices)

(414) 352-4160

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2003 was 11,693,215.

Risk Factors That May Affect Future Results

This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, including statements under the caption Outlook, are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, truck, automotive, industrial production, and construction industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material or labor cost increases, foreign currency risk, interest rate risk, the economy’s reaction to terrorist attacks and the impact of war, the length of economic downturns in the Company’s markets, the resolution of contingent liabilities related to APW Ltd. and other litigation matters, the Company’s ability to access capital markets, the Company’s debt level, and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time.

Actuant Corporation provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1—Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
Net Sales	$142,099	$108,434	$289,957	$221,574
Cost of Products Sold	95,610	71,744	197,566	146,851

Gross Profit	46,489	36,690	92,391	74,723
Selling, Administrative and Engineering Expenses	29,867	21,059	56,954	40,986
Amortization of Intangible Assets	593	620	1,220	1,232

Operating Earnings	16,029	15,011	34,217	32,505

Net Financing Costs	5,443	9,808	11,105	19,697
Charge for Early Extinguishment of Debt	—	—	1,974	—
Litigation Charge Associated with Divested Businesses	—	—	7,300	—
Other (Income) Expense, net	(752)	(1,101)	(506)	(741)

Earnings from Continuing Operations Before Income Tax Expense and Minority Interest	11,338	6,304	14,344	13,549

Income Tax Expense	4,025	2,270	5,092	4,950
Minority Interest	197	—	280	—

Earnings Before Cumulative Effect of Change in Accounting Principle	7,116	4,034	8,972	8,599
Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	—	—	(7,200)

Net Earnings	$7,116	$4,034	$8,972	$1,399

Basic Earnings Per Share:
Earnings Before Cumulative Effect of Change in Accounting Principle	$0.61	$0.46	$0.77	$1.03
Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	—	—	(0.86)

Total	$0.61	$0.46	$0.77	$0.17

Diluted Earnings Per Share:
Earnings Before Cumulative Effect of Change in Accounting Principle	$0.58	$0.44	$0.73	$0.97
Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	—	—	(0.81)

Total	$0.58	$0.44	$0.73	$0.16

Weighted Average Common Shares Outstanding:
Basic	11,641	8,723	11,629	8,370
Diluted	12,233	9,268	12,226	8,857

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	February 28, 2003	August 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,927	$3,043
Accounts receivable, net	83,464	58,304
Inventories, net	67,893	54,898
Deferred income taxes	20,926	9,127
Other current assets	4,322	4,592

Total Current Assets	178,532	129,964
Property, Plant and Equipment, net	60,117	36,828
Goodwill	101,354	101,361
Other Intangible Assets, net	19,790	18,466
Other Long-term Assets	9,611	7,992

Total Assets	$369,404	$294,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$693	$2,993
Current maturities of long-term debt	8,536	6,788
Trade accounts payable	51,389	47,834
Accrued compensation and benefits	16,074	12,362
Income taxes payable	16,069	18,365
Other current liabilities	55,337	23,924

Total Current Liabilities	148,098	112,266
Long-term Debt, less current maturities	184,487	182,783
Deferred Income Taxes	7,455	4,409
Pension and Postretirement Benefit Liabilities	28,314	11,550
Other Long-term Liabilities	27,616	27,222
Minority Interest in Net Equity of Consolidated Affiliates	3,671	—

Shareholders’ Equity:
Class A common stock, $0.20 par value, authorized 32,000,000 and 16,000,000 shares, issued and outstanding 11,688,405 and 11,595,417 shares, respectively	2,338	2,319
Additional paid-in capital	(521,968)	(523,419)
Retained earnings	508,128	499,156
Stock held in trust	(564)	(511)
Deferred compensation liability	564	511
Accumulated other comprehensive loss	(18,735)	(21,675)

Total Shareholders’ Equity	(30,237)	(43,619)

Total Liabilities and Shareholders’ Equity	$369,404	$294,611

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended February 28,
	2003	2002
Operating Activities
Net earnings before cumulative effect of change in accounting principle	$8,972	$8,599
Adjustments to reconcile net earnings before cumulative effect of change in accounting principle to cash provided by operating activities:
Depreciation and amortization	7,511	6,087
Amortization of debt discount and debt issuance costs	1,061	1,379
Provision (benefit) for deferred income taxes	696	(171)
Loss (gain) on sale of assets	25	(18)
Other non-cash items	199	172
Changes in operating assets and liabilities, excluding the effects of the business acquisition:
Accounts receivable	(1,068)	(1,808)
Inventories	4,010	1,347
Prepaid expenses and other assets	1,004	(543)
Trade accounts payable	(2,751)	223
Income taxes payable	(3,296)	(5,349)
Other accrued liabilities	4,165	(7,599)

Net cash provided by operating activities	20,528	2,319

Investing Activities
Proceeds from sale of property, plant and equipment	9	1,659
Capital expenditures	(6,550)	(5,229)
Cash paid for business acquisition, net of cash acquired	(8,730)	—

Net cash used in investing activities	(15,271)	(3,570)

Financing Activities
Partial redemption of 13% senior subordinated notes	(9,425)	—
Net principal borrowings (payments) on other debt	2,125	(75,710)
Net proceeds from issuance of common stock	—	99,705

Stock option exercises and other	744	1,149

Net cash (used in) provided by financing activities	(6,556)	25,144

Effect of exchange rate changes on cash	183	(62)

Net increase (decrease) in cash and cash equivalents	(1,116)	23,831

Cash and cash equivalents—beginning of period	3,043	26,554

Cash and cash equivalents—end of period	$1,927	$50,385

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as discussed otherwise, such adjustments consist of only those of a normal recurring nature. Operating results for the six months ended February 28, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2003.

Prior year financial statements have been reclassified where appropriate to conform to current year presentations.

Note 2.    Acquisition

On September 3, 2002, the Company acquired approximately 80% of the outstanding capital stock of Heinrich Kopp AG (“Kopp” or the “Kopp Acquisition”). Kopp, headquartered in Kahl, Germany, is a leading provider of electrical products to the German, Austrian and Eastern European retail home center markets. The Kopp Acquisition provides the Tools & Supplies business with a European platform for its electrical tools and supplies, and supports its vision of being a global supplier in the electrical marketplace. In the transaction, the Company paid approximately $15.7 million (including the assumption of debt and deferred purchase price of $1.5 million, less acquired cash). The Company was also granted an option to acquire, and the sellers were granted a put option to sell, the remaining outstanding equity commencing in October 2003 for approximately $3 million. The Kopp Acquisition was funded with the proceeds of $10.5 million of borrowings under the Company’s existing revolving credit facility and the assumption of approximately $5.5 million of debt, less “acquired cash” of approximately $1.8 million on Kopp’s balance sheet. The transaction was accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying condensed consolidated financial statements only since the acquisition date. There was no goodwill recorded in the acquisition, as the purchase price was less than the fair value of the acquired assets and liabilities. Accordingly, the book value of the acquired long-lived assets has been reduced as required under generally accepted accounting principles.

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans are designed to reduce administrative and operational costs and resulted in a $16.7 million restructuring reserve being recorded in the purchase accounting process. Of the reserve, $3.1 million relates to the closure of Kopp’s manufacturing facility in Ingolstadt, Germany, with the balance primarily representing other employee severance costs to be incurred in connection with the transfer of certain production to lower cost locations and general reductions in the workforce. As a result of these plans, the Company expects to terminate a significant number of employees, with the majority of such actions to be completed in calendar 2003.

A rollforward of the restructuring reserve follows:

	Reserves Established	Cash Payments	Currency Impact	February 28, 2003 Balance
Severance	$15,245	$(776)	$1,478	$15,947
Exit costs	1,465	(4)	145	1,606

Total reserve	$16,710	$(780)	$1,623	$17,553

The following unaudited pro forma results of operations of the Company for the six months ended February 28, 2002 give effect to the Kopp acquisition as though the transaction had occurred at the beginning of fiscal 2002.

Six Months Ended February 28, 2002
Operating Results:
Net sales	$266,438
Earnings before cumulative effect of change in accounting principle	$9,354
Net earnings	$2,154

Basic Earnings per share:
Earnings before cumulative effect of change in accounting principle	$1.12
Net earnings	$0.26

Diluted Earnings per share:
Earnings before cumulative effect of change in accounting principle	$1.06
Net earnings	$0.24

The unaudited pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the transaction taken place at the beginning of fiscal 2002 or the future results of operations.

Note 3.    Accounts Receivable Financing

The Company utilizes an accounts receivable securitization program whereby it sells certain of its United States trade accounts receivable to a wholly owned special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a financial institution. Sales of the participating interests in the trade receivables are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows. Trade receivables sold and being serviced by the Company were $24.1 million and $24.9 million at February 28, 2003 and August 31, 2002, respectively.

Accounts receivable financing costs of $0.1 million and $0.3 million for the three and six months ended February 28, 2003, and $0.3 million and $0.6 million for the three and six months ended February 28, 2002, respectively, are included in “Net Financing Costs” in the accompanying Condensed Consolidated Statements of Earnings. Total cash proceeds under the trade accounts receivable financing program were $28.1 million and $56.0 million for the three and six months ended February 28, 2003, and $34.9 million and $64.3 million for the three and six months ended February 28, 2002, respectively.

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

The changes in the carrying amount of goodwill for the year ended August 31, 2002 and for the six months ended February 28, 2003 are as follows:

	Tools & Supplies Segment	Engineered Solutions Segment	Total
Balance as of August 31, 2001	$42,882	$65,242	$108,124
Transitional impairment charge	—	(7,200)	(7,200)
Purchase price allocation adjustment	—	491	491
Currency impact	—	(54)	(54)

Balance as of August 31, 2002	42,882	58,479	101,361
Currency impact	—	(7)	(7)
Balance as of February 28, 2003	$42,882	$58,472	$101,354

The gross carrying amount and accumulated amortization of the Company’s intangible assets that are subject to amortization as of February 28, 2003 and August 31, 2002 are as follows:

	February 28, 2003			August 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$22,309	$8,754	$13,555	$21,703	$8,049	$13,654
Trademarks	4,516	1,212	3,304	4,516	1,095	3,421
Non-compete agreements	3,254	2,895	359	3,268	2,562	706
Other	1,343	715	628	1,341	656	685

Total	$31,422	$13,576	$17,846	$30,828	$12,362	$18,466

In connection with the acquisition of Kopp in the first quarter of fiscal 2003, the Company acquired certain patents totaling approximately $0.6 million that will be amortized over their estimated useful life of eight years. The Company also acquired the “Kopp” tradename valued at approximately $1.9 million, which is classified as an indefinite lived intangible asset that is not subject to amortization. See Note 2, “Acquisition,” for further information about the acquisition of Kopp. As of February 28, 2003, the Company did not own any other indefinite lived intangible assets other than the tradename mentioned above.

Amortization expense recorded on the intangible assets listed in the above table for both the three months and six months ended February 28, 2003 and 2002 was $0.6 million and $1.2 million, respectively. The estimated amortization expense for each of the next five fiscal years is as follows:

2003	$2,274
2004	$1,860
2005	$1,677
2006	$1,653
2007	$1,653

Note 6.    Accrued Product Warranty Costs

The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty for the reporting period:

Beginning balance as of August 31, 2002	$2,405
Provision for warranties	2,059
Payments made	(1,976)
Warranties of businesses acquired	468
Currency impact	244

Ending balance as of February 28, 2003	$3,200

Note 7.    Debt

The Company’s indebtedness, as of February 28, 2003 and August 31, 2002 was as follows:

	February 28, 2003	August 31, 2002
Short-term borrowings	$693	$2,993
Senior secured credit agreement
Revolving credit borrowings	11,750	—
Tranche A term loan	58,000	66,151

Sub-total – senior secured credit agreement	69,750	66,151
Euro denominated term loans	13,371	4,914
Senior subordinated notes (“13% Notes”), net of discount	109,902	118,506
Total debt	193,716	192,564
Less: current maturities of long-term debt	(8,536)	(6,788)
Less: short-term borrowings	(693)	(2,993)

Total long-term debt, less current maturities	$184,487	$182,783

During the first quarter of fiscal 2003, the Company retired $9.4 million (gross principal amount) of its 13% Notes acquired through open market purchases. The Company recorded a pre-tax charge of $2.0 million related to the redemption of the 13% Notes. The pre-tax charge consisted of a $1.7 million bond redemption premium payment and a $0.3 million non-cash write-off of the associated debt discount and debt issuance costs.

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

The 13% Notes include fair value adjustments of $0.2 million and $0.8 million at August 31, 2002 and February 28, 2003, respectively, which correspond to the long-term asset recorded to reflect the fair value of an interest rate swap which converts $25 million of 13% Notes from fixed rate to variable rate obligations. See Note 11, “Derivatives” for further information.

Note 8.    Common Stock

In the second quarter of fiscal 2002, the Company sold, pursuant to an underwritten public offering, 3,450,000 shares of its Class A common stock at a price of $30.50 per share. Cash proceeds from the offering, net of underwriting discounts, were approximately $99.7 million. Excluding underwriting discounts, the Company incurred approximately $0.8 million of additional accounting, legal and other expenses related to the offering that were subsequently charged to additional paid-in capital. The proceeds were used to redeem a portion of the Company’s 13% Notes and retire portions of the Company’s term debt under its senior secured credit facility in the third quarter of fiscal 2002.

Note 9.    Stock Option Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock option plans. During the second quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The following table illustrates the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based employee compensation for all periods presented.

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
Net earnings, as reported	$7,116	$4,034	$8,972	$1,399
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(281)	(232)	(485)	(365)
Pro forma net earnings	$6,835	$3,802	$8,487	$1,034

Earnings per share:
Basic – as reported	$0.61	$0.46	$0.77	$0.17
Basic – pro forma	$0.59	$0.44	$0.73	$0.12
Diluted – as reported	$0.58	$0.44	$0.73	$0.16
Diluted – pro forma	$0.56	$0.41	$0.69	$0.12

Note 10.    Distribution of Electronics Segment

On January 25, 2000, the Company’s board of directors authorized various actions to enable it to distribute its Electronics segment (“APW”) to its shareholders (the “Distribution”). Refer to Note 2 to the consolidated financial statements in the Company’s fiscal 2002 Annual Report on Form 10-K for a discussion of certain indemnification matters. Prior to the Distribution, the Company, in the normal course of business, entered into certain real estate and equipment leases or guaranteed such leases on behalf of its subsidiaries, including those in its Electronics segment. In conjunction with the Distribution, the Company assigned its rights in the leases used in the Electronics segment to APW, but was not released as a responsible party from approximately one dozen of such leases by the lessors. As a result, the Company remains contingently liable for such leases. The discounted present value of future minimum lease payments for such leases totals approximately $20.0 million at February 28, 2003. A future breach of these leases could potentially have a material adverse impact upon the Company’s financial position and results of operations.

Note 11.    Derivatives

All derivatives are recognized on the balance sheet at their estimated fair value. At February 28, 2003 and August 31, 2002, the Company was a party to two interest rate swap contracts to convert variable rate debt to a fixed rate with a combined notional value of $50 million and one interest rate swap contract to convert fixed rate debt to a variable rate with a notional amount of $25 million. Unrealized gains (losses), net of income taxes, of $0.1 million and $0.2 million for the three and six months ended February 28, 2003, respectively and $0.4 million and $(0.3) million for the three and six months ended February 28, 2002, respectively, were recorded in other comprehensive income to recognize the fair value of the contracts to convert variable rate debt to a fixed rate. During the second quarter of fiscal 2002, the Company recorded interest expense of $0.2 million to recognize the portion of a swap contract that became ineffective due to the pay down of term debt as a result of the common stock offering. No net gain or loss has been recorded in earnings related to changes in the fair value of the contract to convert fixed rate debt to floating rate since the contract is considered to be “effective” as the terms of the contract exactly match the terms of the underlying debt. Instead, the fair value of the contract is recorded as a $0.2 million and $0.8 million long-term asset at August 31, 2002 and February 28, 2003, respectively, with the offset recorded as a fair value adjustment to the 13% Notes.

The specific interest terms of each of our interest rate swap agreements is as follows:

	Notional Amount	Swap Purpose	Fixed Rate	Variable Rate
Swap #1	$25 million	Convert variable rate debt to fixed rate	3.85%	One-month LIBOR
Swap #2	$25 million	Convert variable rate debt to fixed rate	4.05%	Three-month LIBOR
Swap #3	$25 million	Convert fixed rate debt to variable rate	13.0%	Six-month LIBOR + 8.30%

At February 28, 2003 one-month LIBOR was 1.34%, three-month LIBOR was 1.42%, and six-month LIBOR was 1.62%. The swap contracts mature as follows: Swap #1, June 5, 2003; swap #2, September 5, 2003; and swap #3, May 1, 2009. These maturity dates correspond to the maturity dates of the debt or the reset dates for the interest on the debt.

Note 12.    Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
Numerator:
Earnings before cumulative effect of change in accounting principle	$7,116	$4,034	$8,972	$8,599
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(7,200)

Net earnings	$7,116	$4,034	$8,972	$1,399

Denominator:
Weighted average common shares outstanding for basic earnings per share	11,641	8,723	11,629	8,370
Net effect of stock options based on the treasury stock method using average market price	592	545	597	487

Weighted average common and equivalent shares outstanding for diluted earnings per share	12,233	9,268	12,226	8,857

Basic Earnings Per Share:
Earnings before cumulative effect of change in accounting principle	$0.61	$0.46	$0.77	$1.03
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(0.86)

Basic earnings per share	$0.61	$0.46	$0.77	$0.17

Diluted Earnings per Share:
Earnings before cumulative effect of change in accounting principle	$0.58	$0.44	$0.73	$0.97
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(0.81)

Diluted earnings per share Diluted earnings per share	$0.58	$0.44	$0.73	$0.16

Note 13.    Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
Net earnings	$7,116	$4,034	$8,972	$1,399
Foreign currency adjustments	3,230	(1,504)	2,689	(2,023)
Fair value of interest rate swaps, net of taxes	161	367	239	(301)
Unrealized gain on available for sale securities, net of tax	12	—	12	—

Comprehensive income (loss)	$10,519	$2,897	$11,912	$(925)

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

The following table summarizes financial information by reportable segment:

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
Net Sales:
Tools & Supplies	$90,651	$62,338	$182,665	$126,405
Engineered Solutions	51,448	46,096	107,292	95,169

Total	$142,099	$108,434	$289,957	$221,574

Earnings from Continuing Operations Before Income Tax Expense and Minority Interest:
Tools & Supplies	$10,184	$10,260	$21,573	$20,570
Engineered Solutions	3,403	3,044	7,119	6,972
General Corporate and Other	(2,249)	(7,000)	(14,348)	(13,993)

Total	$11,338	$6,304	$14,344	$13,549

Kopp is included in the Tools & Supplies segment from its date of acquisition, which impacts the comparability of the segment data. General Corporate and Other results for the three and six month periods ended February 28, 2003 as compared to the same periods in the prior year are impacted by the reduction in Net Financing Costs offset by costs incurred related to the early extinguishment of debt and litigation charge in the first quarter of fiscal 2003.

Note 15.    Litigation and Contingencies

In September 2002, the Company was informed that its Federal income tax return for fiscal year 2000 will be subject to audit by the Internal Revenue Service (“IRS”). Company management believes that adequate reserves are maintained as of February 28, 2003 to cover a reasonable estimate of its potential exposure with respect to the income tax liabilities that may result from such audit. Nonetheless, there can be no assurance that such reserves will be sufficient upon completion of the IRS audit, and if not, there could be a material adverse impact on the Company’s financial position and results of operations.

In the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $7.3 million to recognize the impact of adverse developments in litigation matters associated with businesses divested prior to the spin-off of APW in July 2000, for which the Company retained indemnification risk. One of these matters was resolved in the first quarter and funded during the second quarter and the second matter is expected to be resolved and funded prior to the end of calendar year 2003.

In the second quarter of fiscal 2003, the Company reached a settlement in its patent infringement and related litigation against Lippert Components, Inc., a subsidiary of Drew Industries Incorporated (“Drew”). Terms of the agreement grant Drew and its subsidiaries a non-exclusive license, subject to the payment of royalties, to use certain patents of the Company until expiration. In connection with the settlement agreement, the Company recorded a net gain of $0.5 million, net of litigation and other related costs, within other income and expense in the accompanying condensed consolidated statements of earnings.

As discussed in Note 10, the Company is contingently liable for certain lease agreements held by APW.

Note 16.    New Accounting Pronouncements

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company adopted the provisions of the statement effective January 1, 2003. The adoption did not have any impact on the consolidated financial statements beyond disclosure.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 148 provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions also amend the disclosure requirements of SFAS No. 123 for both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The transitional provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and the disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with early adoption encouraged. The Company adopted the disclosure requirements of SFAS No. 148 in the second quarter of fiscal 2003.

Note 17.    Guarantor Condensed Financial Statements

In July 2000, Actuant issued the 13% Notes. All of the Company’s material domestic 100% owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 13% Notes on a joint and several basis. The Company believes separate financial statements and other disclosures concerning each of the Guarantors would not provide additional information that is material to investors. Therefore, the Guarantors are combined in the presentation below. There are no significant restrictions on the ability of the Guarantors to make distributions to Actuant. The following tables present the results of operations, financial position and cash flows of Actuant Corporation, the Guarantors and non-guarantor entities, and the eliminations necessary to arrive at the information for the Company and its subsidiaries on a condensed consolidated basis.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

	Three Months Ended February 28, 2003
	Actuant Corporation	Guarantors	Non –Guarantors	Eliminations	Consolidated
Net sales	$21,909	$48,690	$71,500	$—	$142,099
Cost of products sold	12,441	34,215	48,954	—	95,610

Gross profit	9,468	14,475	22,546	—	46,489
Selling, administrative, and engineering expenses	8,523	8,139	13,205	—	29,867
Amortization of intangible assets	62	508	23	—	593

Operating earnings	883	5,828	9,318	—	16,029
Other expense (income):
Intercompany activity, net	(1,191)	237	954	—	—
Net financing costs	5,133	175	135	—	5,443
Other (income) expense	(1,088)	121	215	—	(752)

(Loss) earnings before income tax expense and minority interest	(1,971)	5,295	8,014	—	11,338
Income tax expense	139	1,661	2,225	—	4,025
Minority interest, net of income taxes	—	—	197	—	197

Net (loss) earnings	$(2,110)	$3,634	$5,592	$—	$7,116

	Three Months Ended February 28, 2002
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Net sales	$19,208	$54,991	$34,235	$—	$108,434
Cost of products sold	10,180	39,520	22,044	—	71,744

Gross profit	9,028	15,471	12,191	—	36,690
Selling, administrative, and engineering expenses	5,858	8,392	6,809	—	21,059
Amortization of intangible assets	1	605	14	—	620

Operating earnings	3,169	6,474	5,368	—	15,011
Other expense (income):
Intercompany activity, net	(715)	363	352	—	—
Net financing costs	9,404	250	154	—	9,808
Other expense (income)	(206)	45	(940)	—	(1,101)

(Loss) earnings before income tax (benefit) expense	(5,314)	5,816	5,802	—	6,304
Income tax (benefit) expense	(1,442)	2,171	1,541	—	2,270

Net (loss) earnings	$(3,872)	$3,645	$4,261	$—	$4,034

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

	Six Months Ended February 28, 2003
	Actuant Corporation	Guarantors	Non –Guarantors	Eliminations	Consolidated
Net sales	$44,557	$100,700	$144,700	$—	$289,957
Cost of products sold	25,289	71,724	100,553	—	197,566

Gross profit	19,268	28,976	44,147	—	92,391
Selling, administrative, and engineering expenses	15,713	15,867	25,374	—	56,954
Amortization of intangible assets	153	1,022	45	—	1,220

Operating earnings	3,402	12,087	18,728	—	34,217
Other expense (income):
Intercompany activity, net	(1,257)	(438)	1,695	—	—
Net financing costs	10,356	511	238	—	11,105
Early extinguishment of debt	1,974	—	—	—	1,974
Litigation charge associated with divested businesses	7,300	—	—	—	7,300
Other (income) expense	(1,375)	89	780	—	(506)

(Loss) earnings before income tax (benefit) expense and minority interest	(13,596)	11,925	16,015	—	14,344
Income tax (benefit) expense	(4,521)	4,075	5,538	—	5,092
Minority interest, net of income taxes	—	—	280	—	280

Net (loss) earnings	$(9,075)	$7,850	$10,197	$—	$8,972

	Six Months Ended February 28, 2002
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Net sales	$36,789	$110,987	$73,798	$—	$221,574
Cost of products sold	19,733	79,911	47,207	—	146,851

Gross profit	17,056	31,076	26,591	—	74,723
Selling, administrative, and engineering expenses	12,025	16,401	12,560	—	40,986
Amortization of intangible assets	5	1,208	19	—	1,232

Operating earnings	5,026	13,467	14,012	—	32,505
Other expense (income):
Intercompany activity, net	(1,065)	2,461	(1,396)	—	—
Net financing costs	18,752	646	299	—	19,697
Other expense (income)	42	(2)	(781)	—	(741)

(Loss) earnings before income tax (benefit) expense	(12,703)	10,362	15,890	—	13,549
Income tax (benefit) expense	(2,722)	4,416	3,256	—	4,950

Net (loss) earnings before cumulative effect of change in accounting principle	(9,981)	5,946	12,634	—	8,599
Cumulative effect of change in accounting principle, net of income taxes	—	7,200	—	—	7,200

Net (loss) earnings	$(9,981)	$(1,254)	$12,634	$—	$1,399

CONDENSED CONSOLIDATING BALANCE SHEETS

	February 28, 2003
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$(1,643)	$62	$3,508	$—	$1,927
Accounts receivable, net	3,683	2	79,779	—	83,464
Inventories, net	15,770	28,160	23,963	—	67,893
Deferred income taxes	8,154	9	12,763	—	20,926
Other current assets	1,725	299	2,298	—	4,322

Total current assets	27,689	28,532	122,311	—	178,532
Property, plant and equipment, net	6,312	16,319	37,486	—	60,117
Goodwill	20,494	76,103	4,757	—	101,354
Other intangible assets, net	—	17,253	2,537	—	19,790
Other long-term assets	9,194	46	371	—	9,611

Total assets	$63,689	$138,253	$167,462	$—	$369,404

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$693	$—	$693
Current maturities of long-term debt	—	—	8,536	—	8,536
Trade accounts payable	10,866	14,302	26,221	—	51,389
Accrued compensation and benefits	4,803	2,750	8,521	—	16,074
Income taxes payable	11,857	4,078	134	—	16,069
Other current liabilities	15,365	7,694	32,278	—	55,337

Total current liabilities	42,891	28,824	76,383	—	148,098
Long-term debt, less current maturities	179,652	—	4,835	—	184,487
Deferred income taxes	5,399	(1,024)	3,080	—	7,455
Pension and postretirement benefit liabilities	14,155	—	14,159	—	28,314
Other long-term liabilities	26,741	—	875	—	27,616
Minority interest in net equity of consolidated affiliates	—	—	3,671	—	3,671
Intercompany balances, net	241,121	(177,480)	(226,659)	163,018	—
Total shareholders’ equity (deficit)	(446,270)	287,933	291,118	(163,018)	(30,237)

Total liabilities and shareholders’ equity	$63,689	$138,253	$167,462	$—	$369,404

CONDENSED CONSOLIDATING BALANCE SHEETS

	August 31, 2002
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,835	$(228)	$1,436	$—	$3,043
Accounts receivable, net	2,534	2,730	53,040	—	58,304
Inventories, net	12,591	31,330	10,977	—	54,898
Deferred income taxes	8,313	9	805	—	9,127
Other current assets	1,489	1,062	2,041	—	4,592

Total current assets	26,762	34,903	68,299	—	129,964
Property, plant and equipment, net	5,489	18,713	12,626	—	36,828
Goodwill	—	96,597	4,764	—	101,361
Other intangible assets, net	—	18,428	38	—	18,466
Other long-term assets	6,667	835	490	—	7,992

Total assets	$38,918	$169,476	$86,217	$—	$294,611

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$943	$—	$2,050	$—	$2,993
Current maturities of long-term debt	3,839	—	2,949	—	6,788
Trade accounts payable	11,137	19,318	17,379	—	47,834
Accrued compensation and benefits	4,923	2,462	4,977	—	12,362
Income taxes payable	7,166	10,115	1,084	—	18,365
Other current liabilities	12,796	8,513	2,615	—	23,924

Total current liabilities	40,804	40,408	31,054	—	112,266
Long-term debt, less current maturities	180,818	—	1,965	—	182,783
Deferred income taxes	5,377	(1,016)	48	—	4,409
Pension and postretirement benefit liabilities	11,268	—	282	—	11,550
Other long-term liabilities	27,278	—	(56)	—	27,222
Intercompany balances, net	210,797	(157,796)	(209,956)	156,955	—
Total shareholders’ equity (deficit)	(437,424)	287,880	262,880	(156,955)	(43,619)

Total liabilities and shareholders’ equity	$38,918	$169,476	$86,217	$—	$294,611

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended February 28, 2003
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) earnings	$(9,075)	$7,850	$10,197	$—	$8,972
Adjustments to reconcile net (loss) earnings to cash provided by (used in) operating activities:
Depreciation and amortization	1,257	3,538	2,716	—	7,511
Amortization of debt discount and debt isssuance costs	1,061	—	—	—	1,061
Provision (benefit) for deferred income taxes	20	(7)	683	—	696
Loss on sale of assets	—	5	20	—	25
Other non-cash items	37	—	162	—	199
Changes in operating assets and liabilities, excluding the effects of the business acquisition, net	(34,260)	22,979	19,408	(6,063)	2,064

Net cash (used in) provided by operating activities	(40,960)	34,365	33,186	(6,063)	20,528

Investing activities
Proceeds from sale of property, plant and equipment	—	9	—	—	9
Capital expenditures	(1,310)	(850)	(4,390)	—	(6,550)
Business acquisitions, net of cash acquired	—	—	(8,730)	—	(8,730)

Net cash used in investing activities	(1,310)	(841)	(13,120)	—	(15,271)

Financing activities
Partial redemption of 13% Notes	(9,425)	—	—	—	(9,425)
Net principal borrowings (payments) on debt	3,599	—	(1,474)	—	2,125
Stock option exercises and other	744	—	—	—	744
Intercompany payables (receivables)	43,874	(33,234)	(16,703)	6,063	—

Net cash provided by (used in) financing activities	38,792	(33,234)	(18,177)	6,063	(6,556)
Effect of exchange rate changes on cash	—	—	183	—	183

Net (decrease) increase in cash and cash equivalents	(3,478)	290	2,072	—	(1,116)
Cash and cash equivalents—beginning of period	1,835	(228)	1,436	—	3,043

Cash and cash equivalents—end of period	$(1,643)	$62	$3,508	$—	$1,927

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended February 28, 2002
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) earnings before cumulative effect of change in accounting principle	$(9,981)	$5,946	$12,634	$—	$8,599
Adjustments to reconcile net (loss) earnings to cash provided by (used in) operating activities:
Depreciation and amortization	763	3,949	1,375	—	6,087
Amortization of debt discount and debt isssuance costs	1,379	—	—	—	1,379
Provision (benefit) for deferred income taxes	17	6	(194)	—	(171)
Gain on sale of assets	—	(18)	—	—	(18)
Other non-cash items	172	—	—	—	172
Changes in operating assets and liabilities, net	18,667	(12,526)	(31,413)	11,543	(13,729)

Net cash (used in) provided by operating activities	11,017	(2,643)	(17,598)	11,543	2,319

Investing activities
Proceeds from sale of property, plant and equipment	—	1,659	—	—	1,659
Capital expenditures	(1,070)	(1,324)	(2,835)	—	(5,229)

Net cash (used in) provided by investing activities	(1,070)	335	(2,835)	—	(3,570)

Financing activities
Net principal payments	(74,194)	—	(1,516)	—	(75,710)
Net proceeds from issuance of common stock	99,705	—	—	—	99,705
Stock option exercises	1,149	—	—	—	1,149
Intercompany payables (receivables)	(15,598)	2,242	24,899	(11,543)	—

Net cash provided by (used in) financing activities	11,062	2,242	23,383	(11,543)	25,144
Effect of exchange rate changes on cash	—	—	(62)	—	(62)

Net (decrease) increase in cash and cash equivalents	(21,009)	(66)	2,888	—	23,831
Cash and cash equivalents—beginning of period	25,785	621	148	—	26,554

Cash and cash equivalents—end of period	$46,794	$555	$3,036	$—	$50,385

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

Consolidation and Presentation:    The consolidated financial statements include the accounts of Actuant Corporation and its consolidated subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares. The minority interest amount included on the condensed consolidated balance sheet as of February 28, 2003 represents the amount of equity attributable to minority shareholders of consolidated subsidiaries. The results of companies acquired or disposed are included in the consolidated financial statements from the date of acquisition or until the date of disposal. All significant intercompany balances, transactions, and profits have been eliminated in consolidation.

Revenue Recognition:    Revenue is recognized when title to the products being sold transfers to the customer, which is upon shipment.

Inventories:    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 45% and 56% of total inventories at February 28, 2003 and August 31, 2002, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the Condensed Consolidated Balance Sheet by approximately $6.7 million at both February 28, 2003 and August 31, 2002.

Goodwill and Other Intangible Assets:    Other intangible assets, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from three to twenty-five years unless the asset is an indefinite lived intangible. Indefinite lived intangibles and goodwill are not amortized, but are subjected to annual impairment testing.

Use of Estimates:    As required under generally accepted accounting principles, the condensed consolidated financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods presented. They also affect the disclosure of contingencies. Actual results could differ from those estimates and assumptions. See Note 15, “Litigation and Contingencies” in Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months and Six Months Ended February 28, 2003 and 2002

On September 3, 2002, the Company acquired 80% of the outstanding capital stock of Heinrich Kopp AG (“Kopp”or the “Kopp Acquisition”) which impacts the comparability of the operating results for the three months and six months ended February 28, 2003. See Note 2, “Acquisition” in Notes to Condensed Consolidated Financial Statements.

Net earnings for the three months ended February 28, 2003 were $7.1 million, or $0.58 per diluted share compared with net earnings of $4.0 million, or $0.44 per diluted share, for the three months ended February 28, 2002. Net earnings for the six months ended February 28, 2003 were $9.0 million, or $0.73 per diluted share compared with $1.4 million, or $0.16 per diluted share for the six months ended February 28, 2002. During the first quarter of fiscal 2003, the Company recorded charges, discussed later in this management’s discussion and analysis, related to the early extinguishment of debt and litigation matters associated with divested businesses. During the first quarter of fiscal 2002, the Company recorded a charge of $7.2 million, or $0.85 per diluted share, for the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

The following table summarizes net sales for the three and six months ended February 28, 2003 and 2002:

Net Sales by Segment (in thousands)	Three Months Ended February 28,			Six Months Ended February 28,
	2003	2002	Change	2003	2002	Change
Tools & Supplies	$90,651	$62,338	45%	$182,665	$126,405	45%
Engineered Solutions	51,448	46,096	12%	107,292	95,169	13%

Total net sales.	$142,099	$108,434	31%	$289,957	$221,574	31%

Total net sales increased by $33.7 million, or 31%, from $108.4 million for the three months ended February 28, 2002 to $142.1 million for the three months ended February 28, 2003. Sales from Kopp, which was acquired on September 3, 2002, comprised 76% of the increase. Also, currency translation rates positively impacted the quarter resulting in $6.0 million of the reported sales increase. Excluding the impact of Kopp and foreign currency rate changes on translated results, sales increased 2% over the second quarter of the prior year. For the six months ended February 28, 2003 total net sales increased by $68.4 million, or 31% from $221.6 million for the six months ended February 28, 2002 to $290.0 million. Excluding the impact of Kopp and foreign currency rate changes on translated results, current fiscal year to date sales increased 3% over the six months ended February 28, 2002.

Tools & Supplies

Net sales for the Tools & Supplies segment increased by $28.4 million or 45%, from $62.3 million for the three months ended February 28, 2002 to $90.7 million for the three months ended February 28, 2003. Kopp, which was acquired in fiscal 2003, comprised 90% of the increase, with the remaining $2.8 million increase primarily caused by the impact of foreign currency rate changes on translated results. Net Sales growth in the emerging Chinese market and for large infrastructure projects was partially offset by lower sales in North America due to weak economic conditions.

Tools & Supplies net sales for the six months ended February 28, 2003 increased $56.3 million, or 45%, from $126.4 million for the six months ended February 28, 2002 to $182.7 million. This increase is primarily comprised of the impact of Kopp sales and the positive impact of currency translation rates of $3.7 million.

Engineered Solutions

Engineered Solutions net sales increased $5.3 million, or 12%, from $46.1 million for the three months ended February 28, 2002 to $51.4 million for the three months ended February 28, 2003. Excluding the impact of foreign currency rate changes on translated results, which comprised $3.5 million of the increase, sales increased $1.8 million over the second quarter of the prior year. On a constant dollar basis, truck market sales increased 9% and convertible top actuation market sales increased 20%, due to underlying growth in demand in each of their markets and new model introductions in the convertible market. RV market sales decreased 13% due to a decline in market demand and lost volume at two customers in the second half of fiscal 2002. This decline is also reflective of the very strong second quarter RV sales in fiscal 2002 due to a spike in demand after the events of September 11, 2001.

Engineered Solutions net sales for the six months ended February 28, 2003 increased $12.1 million, or 13%, from $95.2 million for the six months ended February 28, 2002 to $107.3 million. The increase is attributable to increases in all of the markets that Engineered Solutions serves, plus the positive impact of foreign currency rate changes over the six months ended February 28, 2002.

Gross Profit

The following table summarizes gross profit and gross profit margins for the three months and six months ended February 28, 2003 and 2002:

Gross Profit by Segment (in thousands)	Three Months Ended February 28,			Six Months Ended February 28,
	2003	2002	Change	2003	2002	Change
Tools & Supplies	$34,409	$26,148	32%	$67,684	$52,601	29%
Engineered Solutions	12,080	10,542	15%	24,707	22,122	12%

Total gross profit	$46,489	$36,690	27%	$92,391	$74,723	24%

Gross Profit Margins by Segment
Tools & Supplies	38.0%	41.9%		37.1%	41.6%
Engineered Solutions	23.5%	22.9%		23.0%	23.2%
Total gross profit margin	32.7%	33.8%		31.9%	33.7%

Total gross profit for the second quarter of fiscal 2003 was $46.5 million, a $9.8 million increase from the $36.7 million reported in the second quarter of fiscal 2002. Gross profit increased $17.7 million, or 24%, from $74.7 million to $92.4 million for the six months ended February 28, 2002 and 2003, respectively. The increases in gross profit for the three and six months ended February 28, 2003 are the result of the Kopp Acquisition and incremental profit on the sales increase realized during the year in the Tools & Supplies segment. Total gross profit margin decreased from 33.8% and 33.7% for the three and six months ended February 28, 2002 to 32.7% and 31.9% for the three and six months ended February 28, 2003 primarily due to the lower gross profit margins at Kopp as compared to the other Actuant businesses. Excluding Kopp, gross profit increased 7% and 5% for the three and six-month periods ended February 28, 2003, respectively, over the comparable prior year periods.

Tools & Supplies

Tools & Supplies gross profit increased $8.3 million, or 32%, from $26.1 million to $34.4 million for the three months ended February 28, 2002 and 2003, respectively. For the six months ended February 28, 2003, gross profit increased $15.1 million, or 29%, to $67.7 million from the $52.6 million of gross profit recognized for the six months ended February 28, 2002. These increases primarily resulted from the Kopp Acquisition. Gross profit margins in Tools & Supplies decreased for the three-month and six-month periods due the lower gross profit margins realized by Kopp as compared to the rest of the Tools & Supplies segment. Significant progress continued to be made during the second quarter implementing our LEAD (“Lean Enterprise Across Disciplines”) process at Kopp, which we expect to favorably impact gross profit margins in the future. Lean manufacturing techniques are being implemented in order to reduce costs, simplify the business, shorten cycle time and reduce inventory. In addition, we completed the closure of one plant subsequent to quarter end and have continued to reduce the workforce.

Engineered Solutions

Engineered Solutions gross profit increased $1.6 million, or 15%, from $10.5 million to $12.1 million for the three months ended February 28, 2002 and 2003, respectively. For the six months ended February 28, 2003, gross profit increased $2.6 million, or 12%, to $24.7 million from the $22.1 million of gross profit recognized for the six months ended February 28, 2002. These increases resulted from higher sales levels as compared to the prior year. Gross profit margin increased from 22.9% to 23.5% for the three months ended February 28, 2002 and 2003, respectively and was essentially unchanged between the six months ended February 28, 2002 and 2003.

The following table summarizes selling, administrative, and engineering expenses for the three months and six months ended February 28, 2003 and 2002:

Selling, Administrative, and Engineering (“SAE”) Expense by Segment

(in thousands)

	Three Months Ended February 28,			Six Months Ended February 28,
	2003	2002	Change	2003	2002	Change
Tools & Supplies	$21,794	$14,706	48%	$41,825	$29,181	43%
Engineered Solutions	6,118	5,350	14%	11,929	9,694	23%
General Corporate	1,955	1,003	95%	3,200	2,111	52%

Total SAE expense	$29,867	$21,059	42%	$56,954	$40,986	39%

Total SAE expenses increased $8.8 million, or 42%, from $21.1 million for the three months ended February 28, 2002 to $29.9 million for the three months ended February 28, 2003. SAE increased $16.0 million, or 39%, from $41.0 million to $57.0 million for the six months ended February 28, 2002 and 2003, respectively. The majority of this increase is due to the Kopp Acquisition and the impact of foreign currency translation rates.

Tools & Supplies

Tools & Supplies SAE expenses increased $7.1 million, or 48%, from $14.7 million for the three months ended February 28, 2002 to $21.8 million for the three months ended February 28, 2003. For the six months ended February 28, 2002 and 2003, SAE expenses increased $12.6 from $29.2 million to $41.8 million, respectively, or 43%. These increases were primarily driven by the inclusion of SAE costs incurred at Kopp and the impact of foreign currency exchange rates on translated results. Excluding Kopp and the impact of foreign currency exchange rates, Tools & Supplies SAE costs increased 6% and 5% over the prior year three and six month periods, respectively. The majority of these net increases relate to higher SAE costs in the Enerpac business to support construction and infrastructure market initiatives, severance costs incurred in the second quarter of fiscal 2003, and increased investments in marketing program costs.

Engineered Solutions

Engineered Solutions SAE expenses increased $0.7 million, or 14%, from $5.4 million for the three months ended February 28, 2002 to $6.1 million for the three months ended February 28, 2003. For the six months ended February 28, 2002 and 2003, SAE expenses increased $2.2 million from $9.7 million to $11.9 million, or 23%. These increases were primarily the result of engineering and start-up costs incurred related to automotive actuation production in the United States and our automotive latching joint venture in Germany.

General Corporate

General Corporate SAE expenses increased $0.9 million, or 95%, from $1.0 million for the three months ended February 28, 2002 to $1.9 million for the three months ended February 28, 2002. For the six months ended February 28, 2002 and 2003, SAE expenses increased $1.1 million from $2.1 million to $3.2 million, or 52%. These increases were primarily due to increases in headcount to support the Company’s initiatives and increased legal and professional fees over the comparable prior year periods.

Amortization Expense

Amortization expense for the three and six months ended February 28, 2003 and 2002 was $0.6 million and $1.2 million, respectively.

Net Financing Costs

Net financing costs for the three and six months ended February 28, 2003 decreased $4.4 million and $8.6 million, respectively, compared to the respective prior year periods. These reductions were primarily due to reduced debt levels, especially the senior subordinated notes (the “13% Notes”), and lower market interest rates in fiscal 2003. See “Liquidity and Capital Resources” below for further information.

Charge for Early Extinguishment of Debt

During the first quarter of fiscal 2003, the Company retired $9.4 million (gross principal amount) of its 13% Notes acquired through open market purchases. The Company recorded a pre-tax charge of $2.0 million related to the redemption of the 13% Notes. The pre-tax charge consisted of the $1.7 million bond redemption premium payment and a $0.3 million non-cash write-off of the associated debt discount and debt issuance costs. In accordance with the adoption of SFAS No. 145, this charge has been recorded in earnings from continuing operations in 2003, and not as an extraordinary item, as was required under the prior accounting rules.

Litigation Charge Associated with Divested Businesses

In the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $7.3 million to recognize the impact of adverse developments in litigation matters associated with businesses divested prior to the spin-off of APW in July 2000, for which the Company retained indemnification risk. One of these matters was resolved in the first quarter and funded during the second quarter and the second matter is expected to be resolved and funded prior to the end of calendar year 2003.

Other (Income) Expense

Other (income) expense for the three and six months ended February 28, 2003 an 2002 is comprised of the following (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
Gain on insurance recovery	$—	$(623)	$—	$(623)
Net foreign currency transaction gain	(899)	(561)	(730)	(58)
Loss on sale of assets	—	—	25	—
Net patent infringement settlement	(450)	—	(450)	—
Other, net	597	83	649	(60)

Other (income) expense	$(752)	$(1,101)	$(506)	$(741)

During the second quarter of fiscal 2003, the Company reached a settlement in its patent infringement and related litigation against Lippert Components, Inc., a subsidiary of Drew Industries Incorporated (“Drew”). Terms of the agreement grant Drew and its subsidiaries a non-exclusive license, subject to the payment of royalties, to use certain patents of the Company until expiration. In connection with the settlement agreement, the Company recorded a net gain of $0.5 million, net of litigation and other related costs, within other (income) expense on the accompanying condensed consolidated statements of earnings.

Cumulative Effect of Change in Accounting Principle

On September 1, 2001 the Company adopted SFAS No. 142. Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and performed impairment tests on the net goodwill associated with each of the reporting units. The Company recorded an impairment loss associated with its Milwaukee Cylinder reporting unit of $7.2 million, or $0.81 per diluted share in the first quarter of fiscal 2002.

Restructuring Reserves

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans are designed to reduce administrative and operational costs and resulted in the recording of a $16.7 million restructuring reserve in the purchase accounting process. Of the reserve, $3.1 million relates to the closure of Kopp’s manufacturing facility in Ingolstadt, Germany, with the balance primarily representing other employee severance costs to be incurred in connection with the transfer of certain production to lower cost locations and general reductions in the workforce. As a result of these plans, the Company expects to terminate a significant number of employees, with the majority of such actions to be completed in calendar 2003.

A rollforward of the restructuring reserve follows:

	Reserves Established	Cash Payments	Currency Impact	February 28, 2003 Balance
Severance	$15,245	$(776)	$1,478	$15,947
Exit costs	1,465	(4)	145	1,606

Total reserve	$16,710	$(780)	$1,623	$17,553

Liquidity and Capital Resources

Cash and cash equivalents totaled $1.9 million and $3.0 million at February 28, 2003 and August 31, 2002, respectively. Our goal is to maintain low cash balances, utilizing any excess cash to pay down debt in an effort to reduce financing costs.

Net cash provided by operating activities was $20.5 million for the six months ended February 28, 2003, as compared to $2.3 million for the six months ended February 28, 2002. Operating cash flows for the six-month period ended February 28, 2003 were higher than the prior year because the prior year included payments of approximately $7.0 million for income taxes and transaction costs related to the August 2001 sale of Mox-Med and $5.7 million of additional interest payments on the 13% Notes. In addition to the reduced interest payments on the 13% Notes in fiscal 2003, variable rate debt interest payments were lower due to lower rates of interest.

Net cash used in investing activities totaled $15.3 million and $3.6 million for the six months ended February 28, 2003 and 2002, respectively. In fiscal 2003, $6.6 million of cash was used to fund capital expenditures and $8.7 million for the acquisition of Kopp, net of cash acquired. In fiscal 2002, the net cash used in investing activities primarily consisted of capital expenditures of $5.2 million, offset by proceeds on the sale of assets of $1.7 million.

Net cash used in financing activities totaled $6.6 million for the six months ended February 28, 2003, as compared to net cash provided by financing activities of $25.1 million for the six months ended February 28, 2002. In fiscal 2003, the net cash used in financing activities primarily consisted of $9.4 million used to repurchase a portion of the 13% Notes, offset by $2.2 million of net borrowings under the Senior Secured Credit Facility. In fiscal 2002, the net cash provided by financing activities primarily consisted of $99.7 million of net proceeds from the issuance of common stock, offset by $75.7 million of net payments under the Senior Secured Credit Facility.

Debt

Debt outstanding at February 28, 2003 totaled $193.7 million compared to $192.6 million at the beginning of the current fiscal year. During the first quarter of fiscal 2003, the Company completed the Kopp Acquisition by borrowing $10.5 million under its revolver and assuming $5.5 million of Kopp term loans. See Note 7, “Debt,” in the accompanying Condensed Consolidated Financial Statements for further information.

At February 28, 2003 the Company was party to two interest rate swaps to convert variable rate debt to a fixed rate with a combined notional value of $50 million and one interest rate swap to convert fixed rate debt to a variable rate with a notional amount of $25 million. See Note 11, “Derivatives,” in the accompanying Condensed Consolidated Financial Statements for further information.

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

As discussed in Note 8, “Distribution of Electronics Segment,” in the accompanying Condensed Consolidated Financial Statements, the Company is contingently liable for certain lease agreements held by APW. If APW were unable to fulfill its obligations under the leases, the Company could be liable for such leases. The discounted present value of future minimum lease payments for such leases totals approximately $20.0 million at February 28, 2003. A future breach of the lease agreements by APW could potentially have a material adverse effect on the Company’s results of operations and financial position.

As more fully discussed in Note 3, “Accounts Receivable Financing,” in the accompanying Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $24.1 million and $24.9 million at February 28, 2003 and August 31, 2002, respectively. If the Company were to discontinue this securitization program, at February 28, 2003 it would have been required to borrow approximately $24.1 million to finance the working capital increase. Total capacity under the program is approximately $35 million.

Pursuant to an agreement with the Company’s former subsidiary, APW, the Company will be required to pay an estimated $18 to $19 million to APW or other third parties as Distribution related contingencies are resolved. This amount is accrued in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets. The Company estimates that these payments will be made sometime in fiscal 2004 or fiscal 2005, and will be funded by availability under the revolving credit facilities and funds generated from operations. In addition, cash outflows will be required in fiscal 2003 and beyond to fund the remaining Kopp purchase price of $1.5 million, the probable $3 million acquisition of the Kopp minority interest, Kopp restructuring cash flow requirements, and other restructuring cash flow requirements of $2 – 3 million. See Note 2, “Acquisition,” in the accompanying Condensed Consolidated Financial Statements for further information about Kopp.

In September 2002, the Company was informed that its Federal income tax return for fiscal year 2000 would be subject to audit by the Internal Revenue Service (“IRS”). Company management believes that adequate reserves are maintained as of February 28, 2003 to cover a reasonable estimate of its potential exposure with respect to the income tax liabilities that may result from such audit. Nonetheless, there can be no assurance that such reserves will be sufficient upon completion of the IRS audit, and if not, there could be a material adverse impact on the Company’s financial position and results of operations.

At February 28, 2003 the Company had outstanding letters of credit totaling $8.8 million for contractual and contingent payments due to the former owners of Kopp and for contingent payments related to indemnifications provided to purchasers of sold subsidiaries.

Dividends were not declared or made during the first quarter of fiscal 2003, nor does the Company expect to pay dividends in the foreseeable future. Cash flow will instead be retained for working capital needs, acquisitions, and to reduce outstanding debt. At February 28, 2003, the Company had approximately $80 million of availability under its revolver. The Company’s senior credit agreement contains customary limits and restrictions concerning investments, sales of assets, liens on assets, interest and fixed cost coverage ratios, maximum leverage, capital expenditures, acquisitions, excess cash flow, dividends, and other restricted payments. At February 28, 2003 the Company was in compliance with all debt covenants. The Company believes that availability under its credit facilities, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for at least the next twelve months.

Timing of Commitments

The timing of payments due under the Company’s commitments is as follows:

Contractual Obligations(a)
Years Ended August 31,	Long-term Debt Obligations	Operating Lease Obligations	Deferred Purchase Price	Total
2003	$1,554	$7,784	$—	$9,338
2004	14,757	6,591	1,474	22,822
2005	15,176	5,076	—	20,252
2006	49,948	3,140	—	53,088
2007	947	2,493	—	3,440
Thereafter	110,641	8,688	—	119,329

Total	$193,023	$33,772	$1,474	$228,269

(a) The preceding table excludes the $18—$19 million of payments due to APW or other third parties as Distribution related contingencies are resolved since the exact timing of these payments is not known. The Company estimates that such payments will be made in fiscal 2004 or 2005.

Outlook

The Company has reaffirmed its estimates of projected operating results for fiscal 2003, excluding special charges for early extinguishment of debt and litigation charges associated with divested businesses. Those estimates include sales ranging from $545 – 575 million and diluted earnings per share (excluding first quarter special charges of $0.49 per diluted share for the early extinguishment of debt and litigation associated with divested businesses) of $2.75 – 3.00 per share. Given expected restructuring costs, the slowing economy and the war with Iraq, the Company believes that the lower half of the diluted earnings per share range is more probable. For the third quarter of fiscal 2003, the Company projects sales of $140 – 145 million and diluted earnings per share of $0.77 – 0.83 per share (excluding the impact of future restructuring charges).

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates and, to a much lesser extent, commodities. To reduce such risks, the Company selectively uses financial instruments and other proactive management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading or speculative purposes.

A discussion of the Company’s accounting policies for derivative financial instruments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 within Note 1—“Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements.

Currency Risk—The Company has exposure to foreign currency exchange fluctuations. Approximately 33% and 50% of our revenues for the year ended August 31, 2002 and six months ended February 28, 2003, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 68% and 80%, respectively, were denominated in euro, with the majority of the remainder denominated in various Asian and other European currencies. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

The Company’s identifiable foreign currency exchange exposure results primarily from the anticipated purchase of product from affiliates and third party suppliers and from the repayment of intercompany loans between subsidiaries denominated in foreign currencies. The Company periodically identifies areas where it does not have naturally occurring offsetting positions and then may purchase hedging instruments to protect against anticipated exposures. There are no such hedging instruments in place as of the date of this filing. The Company’s financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.

Interest Rate Risk—The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are indexed to the LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At February 28, 2003, the Company was a party to three interest rate swap agreements. Together, two of these swap contracts convert $50 million of the Company’s floating rate debt, issued pursuant to the Senior Credit Agreement, to fixed rate debt. A third swap contract converts $25 million of fixed rate senior subordinated debt to a variable rate. At February 28, 2003, the aggregate fair value of these contracts was approximately $0.3 million. A 10 percent increase or decrease in the applicable interest rates on unhedged variable rate debt would result in a change in pre-tax interest expense of approximately $0.1 million on an annual basis.

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

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits

See “Index to Exhibits” on page 32, which is incorporated herein by reference.

(b)    Reports on Form 8-K

The following report on Form 8-K was filed during the second quarter of fiscal 2003:

Date of Reportd	Description
March 20, 2003	Announcement of the Company’s results for the second quarter of fiscal 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION (Registrant)

Date: April 11, 2003	By:	/s/ Andrew G. Lampereur
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

Date: April 11, 2003

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

Date: April 11, 2003

/s/ Andrew G. Lampereur
A ndrew G. Lampereur Vice President and Chief Financial Officer

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2003

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
99.1	Written Statements of the Chief Executive Officer		X

99.2	Written Statements of the Chief Financial Officer		X