Form 10-Q
period 2003-05-31
ACTUANT CORP
filed 2003-07-11
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Class A Common Stock as of June 30, 2003 was 11,750,745.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
Net Sales	$147,189	$120,009	$437,146	$341,583
Cost of Products Sold	98,386	78,417	295,952	225,268

Gross Profit	48,803	41,592	141,194	116,315

Selling, Administrative and Engineering Expenses	28,880	21,308	85,834	62,294
Amortization of Intangible Assets	530	616	1,750	1,848

Operating Profit	19,393	19,668	53,610	52,173

Net Financing Costs	5,177	6,914	16,282	26,611
Charge for Early Extinguishment of Debt	—	14,298	1,974	14,298
Litigation Charge (Benefit) Associated with Divested Businesses	(798)	—	6,502	—
Other (Income) Expense, net	(515)	(57)	(1,021)	(798)

Earnings (Loss) from Continuing Operations Before Income Taxes and Minority Interest	15,529	(1,487)	29,873	12,062

Income Tax Expense (Benefit)	5,482	(456)	10,574	4,494
Minority Interest, net of income taxes	70	—	350	—

Earnings (Loss) from Continuing Operations	9,977	(1,031)	18,949	7,568

Discontinued Operations, net of Income Taxes	—	(10,000)	—	(10,000)
Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	—	—	(7,200)

Net Earnings (Loss)	$9,977	$(11,031)	$18,949	$(9,632)

Basic Earnings (Loss) Per Share:
Earnings (Loss) from Continuing Operations	$0.85	$(0.09)	$1.63	$0.80
Discontinued Operations, net of Income Taxes	—	(0.86)	—	(1.06)
Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	—	—	(0.76)

Total	$0.85	$(0.95)	$1.63	$(1.02)

Diluted Earnings (Loss) Per Share:
Earnings (Loss) from Continuing Operations	$0.82	$(0.09)	$1.55	$0.76
Discontinued Operations, net of Income Taxes	—	(0.86)	—	(1.00)
Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	—	—	(0.72)

Total	$0.82	$(0.95)	$1.55	$(0.96)

Weighted Average Common Shares Outstanding:
Basic	11,690	11,587	11,645	9,454
Diluted	12,174	11,587	12,203	9,995

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	May 31, 2003	August 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,502	$3,043
Accounts receivable, net	89,256	58,304
Inventories, net	70,119	54,898
Deferred income taxes	19,536	9,127
Other current assets	4,849	4,592

Total Current Assets	188,262	129,964

Property, Plant and Equipment, net	64,197	36,828
Goodwill	101,670	101,361
Other Intangible Assets, net	19,673	18,466
Other Long-term Assets	8,724	7,992

Total Assets	$382,526	$294,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$890	$2,993
Current maturities of long-term debt	10,623	6,788
Trade accounts payable	51,805	47,834
Accrued compensation and benefits	18,155	12,362
Income taxes payable	20,702	18,365
Other current liabilities	52,570	23,924

Total Current Liabilities	154,745	112,266

Long-term Debt, less current maturities	177,761	182,783
Deferred Income Taxes	7,294	4,409
Pension and Postretirement Benefit Liabilities	29,658	11,550
Other Long-term Liabilities	26,945	27,222

Minority Interest in Net Equity of Consolidated Affiliates	4,043	—

Shareholders’ Equity:
Class A common stock, $0.20 par value, authorized 32,000,000 and 16,000,000 shares, issued and outstanding 11,720,965 and 11,595,417 shares, respectively	2,344	2,319
Additional paid-in capital	(521,519)	(523,419)
Retained earnings	518,105	499,156
Stock held in trust	(600)	(511)
Deferred compensation liability	600	511
Accumulated other comprehensive loss	(16,850)	(21,675)

Total Shareholders’ Deficit.	(17,920)	(43,619)

Total Liabilities and Shareholders’ Deficit	$382,526	$294,611

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2003	2002
Operating Activities
Earnings from continuing operations	$18,949	$7,568
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	11,139	9,091
Amortization of debt discount and debt issuance costs	1,112	1,943
Write-off of debt discount and debt issuance costs in conjunction with early extinguishment of debt	317	5,198
Cash payments on the Mox-Med divestiture	—	(6,961)
Provision (benefit) for deferred income taxes	476	(178)
Loss (gain) on sale of assets	67	(29)
Other non-cash items	209	103
Changes in operating assets and liabilities, excluding the effects of the business acquisitions:
Accounts receivable	(880)	987
Inventories	4,728	974
Prepaid expenses and other assets	3,678	(975)
Trade accounts payable	(5,422)	(223)
Income taxes payable	1,348	(3,822)
Accrued interest	(3,798)	(8,687)
Other accrued liabilities	(574)	(11,010)

Net cash provided by (used in) operating activities	31,349	(6,021)

Investing Activities
Proceeds from sale of property, plant and equipment	393	1,679
Proceeds from property insurance settlement	—	2,858
Capital expenditures	(10,342)	(7,500)
Cash paid for business acquisitions, net of cash acquired	(9,174)	(785)

Net cash used in investing activities	(19,123)	(3,748)

Financing Activities
Partial redemption of 13% senior subordinated notes	(9,425)	(70,000)
Net principal borrowings (payments) on other debt	(4,478)	(18,938)
Net proceeds from issuance of common stock	—	99,705
Proceeds from early termination of interest rate swap	1,550	—
Debt issuance costs	(18)	(1,206)
Proceeds from stock option exercises	1,201	1,190

Net cash (used in) provided by financing activities	(11,170)	10,751

Effect of exchange rate changes on cash	403	63

Net increase in cash and cash equivalents	1,459	1,045

Cash and cash equivalents—beginning of period	3,043	26,554

Cash and cash equivalents—end of period	$4,502	$27,599

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as discussed otherwise, such adjustments consist of only those of a normal recurring nature. Operating results for the nine months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2003.

Prior year financial statements have been reclassified where appropriate to conform to current year presentations.

Note 2. Acquisitions

On September 3, 2002, the Company acquired approximately 80% of the outstanding capital stock of Heinrich Kopp AG (“Kopp” or the “Kopp Acquisition”). Kopp, headquartered in Kahl, Germany, is a leading provider of electrical products to the German, Austrian and Eastern European retail home center markets. The Kopp Acquisition provides the Tools & Supplies business with a European platform for its electrical tools and supplies, and supports its vision of being a global supplier in the electrical marketplace. In the transaction, the Company paid approximately $15.7 million (including the assumption of debt and deferred purchase price of $1.8 million, less acquired cash). The Company was also granted an option to acquire, and the sellers were granted a put option to sell, the remaining outstanding equity commencing in October 2003 for approximately $3 million. The Kopp Acquisition was funded with the proceeds of $10.5 million of borrowings under the Company’s existing revolving credit facility and the assumption of approximately $5.5 million of debt, less “acquired cash” of approximately $1.8 million on Kopp’s balance sheet. The transaction was accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying condensed consolidated financial statements only since the acquisition date. There was no goodwill recorded in the acquisition, as the purchase price was less than the fair value of the acquired assets and liabilities. Accordingly, the book value of the acquired long-lived assets has been reduced as required under generally accepted accounting principles.

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans are designed to reduce administrative and operational costs and resulted in a $16.7 million restructuring reserve being recorded in the purchase accounting process. Of the reserve, $3.1 million relates to the closure of Kopp’s manufacturing facility in Ingolstadt, Germany, with the balance primarily representing other employee severance costs to be incurred in connection with the transfer of certain production to lower cost locations and general reductions in the workforce. As a result of these plans, the Company expects to terminate a significant number of employees, with the majority of such actions to be completed in calendar 2003. As of May 31, 2003 the Ingolstadt facility had been closed and discussions were underway with the local works councils on the social plans proposed by the Company.

A rollforward of the restructuring reserve follows:

	Reserves Established	Cash Payments	Currency Impact	May 31, 2003 Balance
Severance	$15,245	$(1,699)	$2,843	$16,389
Exit costs	1,465	(131)	279	1,613

Total reserve	$16,710	$(1,830)	$3,122	$18,002

The following unaudited pro forma results of operations of the Company for the nine months ended May 31, 2002 give effect to the Kopp acquisition as though the transaction had occurred at the beginning of fiscal 2002.

Nine Months Ended May 31, 2002
Operating Results:
Net sales	$405,817
Earnings from continuing operations	$8,680
Net earnings	$(8,520)

Basic Earnings per share:
Earnings from continuing operations	$0.92
Net earnings	$(0.90)

Diluted Earnings per share:
Earnings from continuing operations	$0.87
Net earnings	$(0.85)

The unaudited pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the transaction taken place at the beginning of fiscal 2002 or the future results of operations.

In April 2003 the Company acquired Shanghai Sanxin Hydraulic Co., Ltd. (“Sanxin” or the “Sanxin Acquisition”), a Chinese hydraulics manufacturer, for a total of $1.7 million in cash and assumed debt. Due to a lack of materiality, a purchase price allocation and other financial statement disclosures are not presented herein.

Note 3. Accounts Receivable Financing

The Company utilizes an accounts receivable securitization program whereby it sells certain of its United States trade accounts receivable to a wholly owned special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a financial institution. Sales of the participating interests in the trade receivables are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows. Trade receivables sold and being serviced by the Company were $24.4 million and $24.9 million at May 31, 2003 and August 31, 2002, respectively.

Accounts receivable financing costs of $0.1 million and $0.4 million for the three and nine months ended May 31, 2003, and $0.2 million and $0.8 million for the three and nine months ended May 31, 2002, respectively, are included in “Net Financing Costs” in the accompanying Condensed Consolidated Statements of Earnings. Total cash proceeds under the trade accounts receivable financing program were $26.1 million and $82.1 million for the three and nine months ended May 31, 2003, and $37.9 million and $102.2 million for the three and nine months ended May 31, 2002, respectively.

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

Note 5. Goodwill and Other Intangible Assets

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2002. Under the transitional provisions of SFAS No. 142, the Company recorded a goodwill impairment loss associated with its Milwaukee Cylinder reporting unit of $7.2 million. The impairment loss is recorded as a cumulative effect of change in accounting principle on the accompanying Condensed Consolidated Statements of Earnings for the nine months ended May 31, 2002.

The changes in the carrying amount of goodwill for the year ended August 31, 2002 and for the nine months ended May 31, 2003 are as follows:

	Tools & Supplies Segment	Engineered Solutions Segment	Total
Balance as of August 31, 2001	$42,882	$65,242	$108,124
Transitional impairment charge	—	(7,200)	(7,200)
Purchase price allocation adjustment	—	491	491
Currency impact	—	(54)	(54)

Balance as of August 31, 2002	42,882	58,479	101,361
Goodwill of acquired business	283	—	283
Currency impact	26	—	26

Balance as of May 31, 2003	$43,191	$58,479	$101,670

The gross carrying amount and accumulated amortization of the Company’s intangible assets that are subject to amortization as of May 31, 2003 and August 31, 2002 are as follows:

	May 31, 2003			August 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$22,273	$9,016	$13,257	$21,703	$8,049	$13,654
Trademarks	4,516	1,272	3,244	4,516	1,095	3,421
Non-compete agreements	3,342	3,006	336	3,268	2,562	706
Other	1,353	750	603	1,341	656	685

Total	$31,484	$14,044	$17,440	$30,828	$12,362	$18,466

In connection with the acquisition of Kopp in the first quarter of fiscal 2003, the Company acquired certain patents totaling approximately $0.6 million that will be amortized over their estimated useful life of eight years. The Company also acquired the “Kopp” tradename valued at approximately $2.1 million, which is classified as an indefinite lived intangible asset that is not subject to amortization. The Company acquired $0.1 million of indefinite lived intangible assets that are not subject to amortization through the Sanxin Acquisition. See Note 2, “Acquisition,” for further information about the acquisition of Kopp and Sanxin. As of May 31, 2003, the Company did not own any other indefinite lived intangible assets other than the items mentioned above.

Amortization expense recorded on the intangible assets listed in the above table was $0.5 million and $1.8 million for the three and nine months ended May 31, 2003, and $0.6 million and $1.8 million for the three and nine months ended May 31, 2002, respectively. Total fiscal 2003 amortization expense is estimated to be $2.3 million. The estimated amortization expense for each of the next five fiscal years is as follows:

2004	$1,869
2005	$1,687
2006	$1,661
2007	$1,661
2008	$1,657

Note 6. Accrued Product Warranty Costs

The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty for the reporting period:

Beginning balance as of August 31, 2002	$2,655
Provision for warranties	3,147
Payments made	(2,773)
Warranty reserves of acquired businesses	468
Currency impact	521

Ending balance as of May 31, 2003	$4,018

Note 7. Debt

The Company’s indebtedness, as of May 31, 2003 and August 31, 2002 was as follows:

	May 31, 2003	August 31, 2002
Short-term borrowings	$890	$2,993
Senior secured credit agreement
Revolving credit borrowings	6,250	—
Tranche A term loan	58,000	66,151

Sub-total—senior secured credit agreement	64,250	66,151
Euro denominated term loans	13,493	4,914
Senior subordinated notes (“13% Notes”), net of discount	109,146	118,506
Fair value adjustment on termination of interest rate swap	1,495	—

Total debt	189,274	192,564
Less: current maturities of long-term debt	(10,623)	(6,788)
Less: short-term borrowings	(890)	(2,993)

Total long-term debt, less current maturities	$177,761	$182,783

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

In the third quarter of fiscal 2002, the Company recorded a pre-tax charge of $12.0 million, or $7.8 million after-tax, related to the redemption of $70 million of the Company’s 13% Notes. The pre-tax charge consists of the $9.1 million bond redemption premium payment and a $2.9 million non-cash write-off of debt discount and debt issuance costs. The redemption was funded through proceeds from the common stock offering discussed in Note 8, “Common Stock.”

In May 2002, the Company completed an amendment to the Senior Credit Agreement, entering into an Amended and Restated Credit Agreement. In conjunction with this refinancing, the Company recorded a pre-tax charge of $2.3 million, or $1.5 million after-tax, in the third quarter of fiscal 2002. The non-cash, pre-tax charge represents the write-off of a portion of the capitalized debt issuance costs from the original financing.

In connection with the Kopp Acquisition, the Company assumed three Euro denominated term loans totaling $5.5 million. Two of the loans bear interest at floating rates ranging from EURIBOR plus 0.76% to EURIBOR plus 1.25% and are payable semiannually through June 2007. The third loan bears interest at a fixed rate of 4.5% and is payable semiannually through September 2008. See Note 2, “Acquisition,” for more information on the Kopp acquisition.

At May 31, 2003 and August 31, 2002 the Company held an interest rate swap agreement to convert $25 million of the 13% Notes from fixed rate to variable rate obligations. The 13% Notes in the above table include fair value adjustments of $0 and $0.2 million at May 31, 2003 and August 31, 2002, respectively, which correspond to the long-term asset recorded to reflect the fair value of the interest rate swap agreement. See Note 11, “Derivatives” for further information.

On May 23, 2003 the Company terminated an interest rate swap contract held at August 31, 2002 that converted fixed rate debt to variable rate debt prior to the contract maturity date of May 1, 2009. The Company received a cash settlement of $1.6 million, the fair value of the swap, on May 23, 2003 from the counterparty. At May 31, 2003, the $1.5 million fair value adjustment to the 13% Notes is treated as a premium to the underlying debt and will be amortized to net financing costs over the original remaining life of the contract. See Note 11, “Derivatives” for further information.

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

Note 9. Stock Option Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock option plans. During the second quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table illustrates the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based employee compensation for all periods presented.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
Net earnings (loss), as reported	$9,977	$(11,031)	$18,949	$(9,632)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(377)	(290)	(862)	(643)

Pro forma net earnings (loss)	$9,600	$(11,321)	$18,087	$(10,275)

Earnings (loss) per share:
Basic—as reported	$0.85	$(0.95)	$1.63	$(1.02)
Basic—pro forma	$0.82	$(0.98)	$1.55	$(1.09)

Diluted—as reported	$0.82	$(0.95)	$1.55	$(0.96)
Diluted—pro forma	$0.79	$(0.98)	$1.48	$(1.03)

Note 10. Distribution of Electronics Segment

On January 25, 2000, Applied Power’s board of directors authorized various actions to enable Applied Power to distribute its Electronics segment (“APW” or “APW Ltd.”) to its shareholders (the “Distribution”). In the Distribution, Applied Power shareholders received, in the form of a special dividend, one share of APW common stock for each Applied Power common share. The board of directors approved the Distribution on July 7, 2000 and shares of APW were distributed to Applied Power shareholders of record at July 21, 2000, effective July 31, 2000.

During the third quarter of fiscal 2002, APW and one of APW’s wholly owned indirect subsidiaries, Vero Electronics, Inc. (“Vero”), commenced prepackaged bankruptcy cases in the United States Bankruptcy Court for the Southern District of New York. According to the disclosure statement of APW and Vero sent to creditors on or about May 3, 2002, Vero’s sole business is to lease and sublease a single parcel of real estate. No other subsidiaries of APW have filed Chapter 11 cases. On July 31, 2002, APW and Vero emerged from bankruptcy.

In its bankruptcy filing, APW disclosed that it was rejecting the majority of the agreements entered into between APW and the Company at the time of the Distribution that govern a variety of indemnification matters between the parties. Those agreements include the Tax Sharing and Indemnification Agreement (“TSA”) in which APW agreed to indemnify the Company for income tax liabilities in excess of $1.0 million which could arise from any audit or other administrative or judicial proceedings resulting in adjustments to the separate taxable income of APW or any of its subsidiaries which are included in the APW Group (as defined in the TSA) for periods prior to the Distribution, as well as all taxes related to the Distribution itself. The Internal Revenue Service has commenced an audit of the Company’s tax return for 2000. If any audit adjustments were to result in an increased tax liability, such amount, to the extent not paid by APW (or such APW subsidiaries) are now payable by the Company without the benefit of the right to seek indemnification from APW under the TSA.

In the third quarter of fiscal 2002, the Company recorded a non-cash charge of $10.0 million, or $0.86 per diluted share, in “Discontinued Operations, net of Income Taxes” to reflect the rejection of indemnification agreements by APW. This charge provides for a contingent amount that otherwise would have been subject to indemnification by APW. See Note 15, “Litigation and Contingencies” for further information regarding the Internal Revenue Service audit of the Company’s fiscal year 2000 Federal income tax return, which commenced during the first quarter of fiscal 2003.

Prior to the Distribution, the Company, in the normal course of business, entered into certain real estate and equipment leases or guaranteed such leases on behalf of its subsidiaries, including those in its Electronics segment. In conjunction with the Distribution, the Company assigned its rights in the leases used in the Electronics segment to APW, but was not released as a responsible party from all such leases by the lessors. As a result, the Company remains contingently liable for such leases. The discounted present value of future minimum lease payments for such leases totals approximately $19.2 million at May 31, 2003. APW subsidiaries that are parties to these leases have not filed Chapter 11 cases and, as such, none of those leases have been rejected in the bankruptcies noted above. However, the Company remains contingently liable for those leases if APW or its subsidiaries are unable to fulfill their obligations thereunder. A future breach of these leases could, therefore, potentially have a material adverse impact upon the Company’s financial position and results of operations.

Note 11. Derivatives

All derivatives are recognized on the balance sheet at their estimated fair value.

At May 31, 2003 and August 31, 2002, the Company was a party to two interest rate swap contracts to convert variable rate debt to a fixed rate with a combined notional value of $50 million. Unrealized gains (losses), net of income taxes, of $0.2 million and $0.4 million for the three and nine months ended May 31, 2003, respectively and $0.1 million and $(0.2) million for the three and nine months ended May 31, 2002, respectively, were recorded in other comprehensive income to recognize the fair value of the contracts to convert variable rate debt to a fixed rate.

On May 23, 2003 the Company terminated an interest rate swap contract, which converted fixed rate debt to variable rate debt. The Company received a cash settlement of $1.6 million, representing the fair value of the swap contract, from the counterparty. Prior to the termination, hedge accounting treatment was used since the contract was considered to be “effective” as the terms of the contract exactly matched the terms of the underlying debt. Hedge accounting treatment resulted in no net gain or loss being recorded in earnings related to changes in the fair value of the contract. At August 31, 2002, the fair value of the contract was recorded as a $0.2 million long-term asset with the offset recorded as a fair value adjustment to the 13% Notes. Because the swap was terminated, hedge accounting must also be discontinued as of May 23, 2003. At May 31, 2003, the $1.5 million fair value adjustment to the 13% Notes is treated as a premium to the underlying debt and will be amortized to net financing costs over the original remaining life of the contract.

Concurrent with the termination of the fixed to floating interest rate swap agreement described above, the Company entered into an interest rate swap contract to convert fixed rate debt to a variable rate with a notional amount of $25 million. No net gain or loss will be recorded in earnings related to changes in the fair value of this contract since this contract is also considered to be “effective” as the terms of the contract exactly match the terms of the underlying debt. The fair value of this contract was $0 at May 31, 2003.

The specific interest terms of each of the interest rate swap agreements outstanding at May 31, 2003 are as follows:

	Notional Amount	Swap Purpose	Fixed Rate	Variable Rate
Swap #1	$25 million	Convert variable rate debt to fixed rate	3.85%	One-month LIBOR
Swap #2	$25 million	Convert variable rate debt to fixed rate	4.05%	Three-month LIBOR
Swap #3	$25 million	Convert fixed rate debt to variable rate	13.0%	Six-month LIBOR + 9.63%

At May 31, 2003 one-month LIBOR was 1.32%, three-month LIBOR was 1.28%, and six-month LIBOR was 1.21%. The swap contracts mature as follows: swap #1, June 5, 2003; swap #2, September 5, 2003; swap #3, May 1, 2009. These maturity dates correspond to the maturity dates of the debt or the reset dates for the interest on the debt.

Note 12. Earnings Per Share

The reconciliations between basic and diluted earnings per share for all other periods presented are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
Numerator:
Earnings (loss) from continuing operations	$9,977	$(1,031)	$18,949	$7,568
Discontinued operations, net of income taxes	—	(10,000)	—	(10,000)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(7,200)

Net earnings (loss)	$9,977	$(11,031)	$18,949	$(9,632)

Denominator:
Weighted average common shares outstanding for basic earnings per share	11,690	11,587	11,645	9,454
Net dilutive effect of stock options based on the treasury stock method using average market price	484	—	558	541

Weighted average common and equivalent shares outstanding for diluted earnings per share	12,174	11,587	12,203	9,995

Basic Earnings (Loss) Per Share:
Earnings (loss) from continuing operations	$0.85	$(0.09)	$1.63	$0.80
Discontinued operations, net of income taxes	—	(0.86)	—	(1.06)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(0.76)

Basic earnings (loss) per share	$0.85	$(0.95)	$1.63	$(1.02)

Diluted Earnings (Loss) Per Share:
Earnings (loss) from continuing operations	$0.82	$(0.09)	$1.55	$0.76
Discontinued operations, net of income taxes	—	(0.86)	—	(1.00)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(0.72)

Diluted earnings (loss) per share	$0.82	$(0.95)	$1.55	$(0.96)

In accordance with SFAS No. 128, “Earnings Per Share,” for the three months ended May 31, 2002 approximately 649,000 shares attributable to the exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

Note 13. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
Net earnings (loss)	$9,977	$(11,031)	$18,949	$(9,632)
Foreign currency adjustments	1,675	2,108	4,364	85
Fair value of interest rate swaps, net of taxes	204	63	443	(238)
Unrealized gain on available for sale securities, net of tax	6	—	18	—

Comprehensive income (loss)	$11,862	$(8,860)	$23,774	$(9,785)

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

The following table summarizes financial information by reportable segment:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
Net Sales:
Tools & Supplies	$91,386	$65,746	$274,051	$192,151
Engineered Solutions	55,803	54,263	163,095	149,432

Total	$147,189	$120,009	$437,146	$341,583

Earnings (Loss) from Continuing Operations Before Income Taxes and Minority Interest:
Tools & Supplies	$13,335	$10,655	$34,907	$31,225
Engineered Solutions	4,569	5,178	11,688	12,150
General Corporate and Other	(2,375)	(17,320)	(16,722)	(31,313)

Total	$15,529	$(1,487)	$29,873	$12,062

	May 31, 2003	August 31, 2002
Assets:
Tools & Supplies	$227,070	$155,713
Engineered Solutions	129,299	120,169
General Corporate and Other	26,157	18,729

Total	$382,526	$294,611

Kopp is included in the Tools & Supplies segment from its date of acquisition, which impacts the comparability of the segment data. General Corporate and Other results for the three and nine month periods ended May 31, 2003 as compared to the same periods in the prior year are impacted by the reduction in Net Financing Costs due to the equity offering described in Note 8, “Common Stock”, costs incurred related to the early extinguishment of debt, and the litigation charge in the first quarter of fiscal 2003.

Note 15. Litigation and Contingencies

In the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $7.3 million to recognize the impact of adverse developments in two separate litigation matters associated with businesses divested prior to the spin-off of APW in July 2000, for which the Company retained indemnification risk. One of these matters was resolved in the first quarter and funded during the second quarter and the second matter was resolved in the third quarter and funded during the fourth quarter. In the third quarter of fiscal 2003, the Company recorded a pre-tax benefit of $0.8 million to reverse excess reserves after the settlement of the second matter.

In the first quarter of fiscal 2003 the Internal Revenue Service began its audit of the Company’s fiscal year 2000 Federal income tax return. Company management believes that adequate reserves are maintained as of May 31, 2003 to cover a reasonable estimate of its potential exposure with respect to the income tax liabilities that may result from such audit. Nonetheless, there can be no assurance that such reserves will be sufficient upon completion of the IRS audit, and if not, there could be a material adverse impact on the Company’s financial position and results of operations.

As discussed in Note 10, “Distribution of Electronics Segment”, the Company is contingently liable for certain lease agreements held by APW.

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

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 effective September 1, 2002. As a result of the adoption of this statement, costs incurred by the Company in connection with the early retirement of debt will no longer be classified as extraordinary items. As required by SFAS No. 145, prior year financial statements have been reclassified.

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

	Three Months Ended May 31, 2003
	Actuant Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$22,444	$49,921	$74,824	$—	$147,189
Cost of products sold	12,009	34,180	52,197	—	98,386

Gross profit	10,435	15,741	22,627	—	48,803
Selling, administrative, and engineering expenses	7,819	7,408	13,653	—	28,880
Amortization of intangible assets	—	506	24	—	530

Operating profit	2,616	7,827	8,950	—	19,393
Other expense (income):
Intercompany activity, net	(404)	(123)	527	—	—
Net financing costs	4,931	156	90	—	5,177
Litigation benefit associated with divested business	(798)	—	—	—	(798)
Other (income) expense	678	77	(1,270)	—	(515)

(Loss) earnings before income tax expense and minority interest	(1,791)	7,717	9,603	—	15,529
Income tax expense	1,590	3,047	845	—	5,482
Minority interest, net of income taxes	—	—	70	—	70

Net (loss) earnings	$(3,381)	$4,670	$8,688	$—	$9,977

	Three Months Ended May 31, 2002
	Actuant Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$20,247	$60,224	$39,538	$—	$120,009
Cost of products sold	10,654	41,593	26,170	—	78,417

Gross profit	9,593	18,631	13,368	—	41,592
Selling, administrative, and engineering expenses	6,842	8,884	5,582	—	21,308
Amortization of intangible assets	2	605	9	—	616

Operating profit	2,749	9,142	7,777	—	19,668
Other expense (income):
Intercompany activity, net	(946)	460	486	—	—
Net financing costs	6,556	240	118	—	6,914
Charge for early extinguishment of debt	14,298	—	—	—	14,298
Other expense (income)	140	59	(256)	—	(57)

(Loss) earnings from continuing operations before income tax (benefit) expense	(17,299)	8,383	7,429	—	(1,487)
Income tax (benefit) expense	(3,735)	1,763	1,516	—	(456)

(Loss) earnings from continuing operations	(13,564)	6,620	5,913	—	(1,031)
Discontinued operations, net of income taxes	(10,000)	—	—	—	(10,000)

Net (loss) earnings	$(23,564)	$6,620	$5,913	$—	$(11,031)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

	Nine Months Ended May 31, 2003
	Actuant Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$67,001	$150,621	$219,524	$—	$437,146
Cost of products sold	37,298	105,904	152,750	—	295,952

Gross profit	29,703	44,717	66,774	—	141,194
Selling, administrative, and engineering expenses	23,532	23,275	39,027	—	85,834
Amortization of intangible assets	153	1,527	70	—	1,750

Operating profit	6,018	19,915	27,677	—	53,610
Other expense (income):
Intercompany activity, net	(1,660)	(561)	2,221	—	—
Net financing costs	15,287	666	329	—	16,282
Early extinguishment of debt	1,974	—	—	—	1,974
Litigation charge associated with divested businesses	6,502	—	—	—	6,502
Other (income) expense	(697)	165	(489)	—	(1,021)

(Loss) earnings before income tax (benefit) expense and minority interest	(15,388)	19,645	25,616	—	29,873
Income tax (benefit) expense	(2,931)	7,122	6,383	—	10,574
Minority interest, net of income taxes	—	—	350	—	350

Net (loss) earnings	$(12,457)	$12,523	$18,883	$—	$18,949

	Nine Months Ended May 31, 2002
	Actuant Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$57,036	$171,211	$113,336	$—	$341,583
Cost of products sold	30,387	121,504	73,377	—	225,268

Gross profit	26,649	49,707	39,959	—	116,315
Selling, administrative, and engineering expenses	18,867	25,284	18,143	—	62,294
Amortization of intangible assets	7	1,814	27	—	1,848

Operating profit	7,775	22,609	21,789	—	52,173
Other expense (income):
Intercompany activity, net	(2,611)	2,921	(310)	—	—
Net financing costs	25,308	886	417	—	26,611
Charge for early extinguishment of debt	14,298	—	—	—	14,298
Other expense (income)	182	57	(1,037)	—	(798)

(Loss) earnings from continuing operations before income tax (benefit) expense	(29,402)	18,745	22,719	—	12,062
Income tax (benefit) expense	(6,456)	6,178	4,772	—	4,494

(Loss) earnings from continuing operations	(22,946)	12,567	17,947	—	7,568
Discontinued operations, net of income taxes	(10,000)	—	—	—	(10,000)
Cumulative effect of change in accounting principle, net of income taxes	—	(7,200)	—	—	(7,200)

Net (loss) earnings	$(32,946)	$5,367	$17,947	$—	$(9,632)

CONDENSED CONSOLIDATING BALANCE SHEETS

	May 31, 2003
	Actuant Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$799	$(151)	$3,854	$—	$4,502
Accounts receivable, net	2,012	2,061	84,288	895	89,256
Inventories, net	15,299	27,196	27,624	—	70,119
Deferred income taxes	8,108	—	11,428	—	19,536
Other current assets	2,288	334	2,862	(635)	4,849

Total current assets	28,506	29,440	130,056	260	188,262
Property, plant and equipment, net	6,875	15,838	41,484	—	64,197
Goodwill	21,430	76,103	4,137	—	101,670
Other intangible assets, net	—	16,747	2,926	—	19,673
Other long-term assets	8,183	15	526	—	8,724

Total assets	$64,994	$138,143	$179,129	$260	$382,526

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$890	$—	$890
Current maturities of long-term debt	6,442	—	4,181	—	10,623
Trade accounts payable	10,313	13,760	27,732	—	51,805
Accrued compensation and benefits	5,477	3,053	9,625	—	18,155
Income taxes payable	13,285	6,990	427	—	20,702
Other current liabilities	12,509	7,110	32,951	—	52,570

Total current liabilities	48,026	30,913	75,806	—	154,745
Long-term debt, less current maturities	168,449	—	9,312	—	177,761
Deferred income taxes	5,400	(1,023)	2,917	—	7,294
Pension and postretirement benefit liabilities	14,097	—	15,561	—	29,658
Other long-term liabilities	25,493	—	1,452	—	26,945
Minority interest in net equity of consolidated affiliates	—	—	4,043	—	4,043
Intercompany balances, net	260,189	(184,625)	(242,996)	167,432	—
Total shareholders’ equity (deficit)	(456,660)	292,878	313,034	(167,172)	(17,920)

Total liabilities and shareholders’ equity	$64,994	$138,143	$179,129	$260	$382,526

CONDENSED CONSOLIDATING BALANCE SHEETS

	August 31, 2002
	Actuant Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,835	$(228)	$1,436	$—	$3,043
Accounts receivable, net	2,534	2,730	53,040	—	58,304
Inventories, net	12,591	31,330	10,977	—	54,898
Deferred income taxes	8,313	9	805	—	9,127
Other current assets	1,489	1,062	2,041	—	4,592

Total current assets	26,762	34,903	68,299	—	129,964
Property, plant and equipment, net	5,489	18,713	12,626	—	36,828
Goodwill	—	96,597	4,764	—	101,361
Other intangible assets, net	—	18,428	38	—	18,466
Other long-term assets	6,667	835	490	—	7,992

Total assets	$38,918	$169,476	$86,217	$—	$294,611

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$943	$—	$2,050	$—	$2,993
Current maturities of long-term debt	3,839	—	2,949	—	6,788
Trade accounts payable	11,137	19,318	17,379	—	47,834
Accrued compensation and benefits	4,923	2,462	4,977	—	12,362
Income taxes payable	7,166	10,115	1,084	—	18,365
Other current liabilities	12,796	8,513	2,615	—	23,924

Total current liabilities	40,804	40,408	31,054	—	112,266
Long-term debt, less current maturities	180,818	—	1,965	—	182,783
Deferred income taxes	5,377	(1,016)	48	—	4,409
Pension and postretirement benefit liabilities	11,268	—	282	—	11,550
Other long-term liabilities	27,278	—	(56)	—	27,222
Intercompany balances, net	210,797	(157,796)	(209,956)	156,955	—
Total shareholders’ equity (deficit)	(437,424)	287,880	262,880	(156,955)	(43,619)

Total liabilities and shareholders’ equity	$38,918	$169,476	$86,217	$—	$294,611

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31, 2003
	Actuant Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) earnings	$(12,457)	$12,523	$18,883	$—	$18,949
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,758	5,154	4,227	—	11,139
Amortization of debt discount and debt issuance costs	1,112	—	—	—	1,112
Write-off of debt discount and debt issuance costs in conjunction with early extinguishment of debt	317	—	—	—	317
Provision (benefit) for deferred income taxes	(68)	2	542	—	476
Loss on sale of assets	—	15	52	—	67
Other non-cash items	47	—	162	—	209
Changes in operating assets and liabilities, excluding the effects of the business acquisition, net	(43,670)	24,196	29,031	(10,477)	(920)

Net cash (used in) provided by operating activities	(52,961)	41,890	52,897	(10,477)	31,349

Investing activities
Proceeds from sale of property, plant and equipment	—	9	384	—	393
Capital expenditures	(2,424)	(1,443)	(6,475)	—	(10,342)
Business acquisitions, net of cash acquired	—	—	(9,174)	—	(9,174)

Net cash used in investing activities	(2,424)	(1,434)	(15,265)	—	(19,123)

Financing activities
Partial redemption of 13% Notes	(9,425)	—	—	—	(9,425)
Net principal payments on other debt	(1,901)	—	(2,577)	—	(4,478)
Proceeds from early termination of interest rate swap	1,550	—	—	—	1,550
Debt issuance costs	(18)	—	—	—	(18)
Proceeds from stock option exercises	1,201	—	—	—	1,201
Intercompany payables (receivables)	62,942	(40,379)	(33,040)	10,477	—

Net cash provided by (used in) financing activities	54,349	(40,379)	(35,617)	10,477	(11,170)
Effect of exchange rate changes on cash	—	—	403	—	403

Net (decrease) increase in cash and cash equivalents	(1,036)	77	2,418	—	1,459
Cash and cash equivalents—beginning of period	1,835	(228)	1,436	—	3,043

Cash and cash equivalents—end of period	$799	$(151)	$3,854	$—	$4,502

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31, 2002
	Actuant Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities
(Loss) earnings from continuing operations	$(22,946)	$12,567	$17,947	$—	$7,568
Adjustments to reconcile (loss) earnings from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	1,240	5,704	2,147	—	9,091
Amortization of debt discount and debt isssuance costs	1,943	—	—	—	1,943
Write-off of debt discount and debt issuance costs in conjunction with early extinguishment of debt	5,198	—	—	—	5,198
Cash payments on the Mox-Med divestiture	(6,961)	—	—	—	(6,961)
Provision (benefit) for deferred income taxes	20	11	(209)	—	(178)
Gain on sale of assets	(3)	(12)	(14)	—	(29)
Other non-cash items	103	—	—	—	103
Changes in operating assets and liabilities, net	(85,113)	22,247	(31,551)	71,661	(22,756)

Net cash (used in) provided by operating activities	(106,519)	40,517	(11,680)	71,661	(6,021)

Investing activities
Proceeds from sale of property, plant and equipment	3	1,662	14	—	1,679
Proceeds from insurance recovery	—	—	2,858	—	2,858
Capital expenditures	(1,306)	(1,793)	(4,401)	—	(7,500)
Business acquisitions	—	(785)	—	—	(785)

Net cash used in investing activities	(1,303)	(916)	(1,529)	—	(3,748)

Financing activities
Partial redemption of 13% Notes	(70,000)	—	—	—	(70,000)
Net principal payments on other debt	(18,147)	—	(791)	—	(18,938)
Net proceeds from issuance of common stock	99,705	—	—	—	99,705
Debt issuance costs	(1,206)	—	—	—	(1,206)
Proceeds from stock option exercises	1,190	—	—	—	1,190
Intercompany payables (receivables)	92,980	(40,671)	19,352	(71,661)	—

Net cash provided by (used in) financing activities	104,522	(40,671)	18,561	(71,661)	10,751
Effect of exchange rate changes on cash	—	—	63	—	63

Net (decrease) increase in cash and cash equivalents	(3,300)	(1,070)	5,415	—	1,045
Cash and cash equivalents—beginning of period	25,785	621	148	—	26,554

Cash and cash equivalents—end of period	$22,485	$(449)	$5,563	$—	$27,599

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when we refer to “Actuant” or the “Company,” we mean Actuant Corporation and its subsidiaries. The Company’s significant accounting policies are disclosed in the Notes to Consolidated Financial Statements in the fiscal 2002 Annual Report on Form 10-K. The more critical of these policies include consolidation and presentation of financial statements, revenue recognition, inventory valuation, goodwill and other intangible asset accounting, and the use of estimates, which are summarized below.

Consolidation and Presentation: The consolidated financial statements include the accounts of Actuant Corporation and its consolidated subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares. The minority interest amount included on the condensed consolidated balance sheet as of May 31, 2003 represents the amount of equity attributable to minority shareholders of consolidated subsidiaries. The results of companies acquired or disposed are included in the consolidated financial statements from the date of acquisition or until the date of disposal. All significant intercompany balances, transactions, and profits have been eliminated in consolidation.

Revenue Recognition: Revenue is recognized when title to the products being sold transfers to the customer, which is upon shipment.

Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 43% and 56% of total inventories at May 31, 2003 and August 31, 2002, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the Condensed Consolidated Balance Sheet by approximately $6.7 million at both May 31, 2003 and August 31, 2002.

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

Results of Operations for the Three and Nine Months Ended May 31, 2003 and 2002

On September 3, 2002, the Company acquired 80% of the outstanding capital stock of Heinrich Kopp AG (“Kopp”or the “Kopp Acquisition”) which impacts the comparability of the operating results for the three months and nine months ended May 31, 2003 to prior periods. See Note 2, “Acquisitions” in Notes to Condensed Consolidated Financial Statements.

Net earnings for the three months ended May 31, 2003 were $10.0 million, or $0.82 per diluted share, compared with a net loss of $11.0 million, or $0.95 per diluted share, for the three months ended May 31, 2002. Net earnings for the nine months ended May 31, 2003 were $18.9 million, or $1.55 per diluted share, compared with a net loss of $9.6 million, or $0.96 per diluted share, for the nine months ended May 31, 2002. During the third quarter of fiscal 2002 and the first quarter of fiscal 2003 the Company recorded pre-tax charges of $14.3 million and $2.0 million, respectively, related to the early extinguishment of debt. During the first and third quarters of fiscal 2003, the Company recorded amounts, discussed later in this management’s discussion and analysis, related to litigation matters associated with divested businesses. During the first quarter of fiscal 2002, the Company recorded a non-cash charge of $7.2 million, or $0.85 per diluted share, for the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” During the third quarter of fiscal 2002, the Company recorded a non-cash charge of $10.0 million, or $0.86 per diluted share, in “Discontinued Operations, net of Income Taxes” to reflect the preliminary rejection of indemnification agreements between APW Ltd. (“APW”) and the Company by APW.

The following table summarizes net sales for the three and nine months ended May 31, 2003 and 2002:

Net Sales by Segment

(in thousands)

	Three Months Ended May 31,			Nine Months Ended May 31,
	2003	2002	Change	2003	2002	Change
Tools & Supplies	$91,386	$65,746	39%	$274,051	$192,151	43%
Engineered Solutions	55,803	54,263	3%	163,095	149,432	9%

Total net sales	$147,189	$120,009	23%	$437,146	$341,583	28%

Total net sales increased by $27.2 million, or 23%, from $120.0 million for the three months ended May 31, 2002 to $147.2 million for the three months ended May 31, 2003. Sales from Kopp, which was acquired on September 3, 2002, comprised 88% of the increase. Also, currency translation rates positively impacted sales in the quarter by $7.8 million. Excluding the impact of Kopp and foreign currency rate changes on translated results, sales for the three months ended May 31, 2003 decreased 3% as compared to the three months ended May 31, 2002. For the nine months ended May 31, 2003 total net sales increased by $95.5 million, or 28% from $341.6 million for the nine months ended May 31, 2002 to $437.1 million. Excluding the impact of Kopp and foreign currency rate changes on translated results, sales for the nine months ended May 31, 2003 increased 1% over the nine months ended May 31, 2002.

Tools & Supplies

Net sales for the Tools & Supplies segment increased by $25.7 million or 39%, from $65.7 million for the three months ended May 31, 2002 to $91.4 million for the three months ended May 31, 2003. Kopp, which was acquired at the beginning of fiscal 2003, comprised 93% of the increase. Excluding the impact of Kopp and foreign currency rate changes on translated results, which had a positive impact of $3.1 million, sales decreased $1.3 million, or 2%, over the third quarter of the prior year. Lower sales in North America due to weak economic conditions, especially in commercial construction markets, were partially offset by net sales growth in the emerging Chinese market as well as large infrastructure projects.

Tools & Supplies net sales for the nine months ended May 31, 2003 increased $81.9 million, or 43%, from $192.2 million for the nine months ended May 31, 2002 to $274.1 million. This increase is primarily comprised of the impact of Kopp sales and the positive impact of currency translation rates.

Engineered Solutions

Engineered Solutions net sales increased $1.5 million, or 3%, from $54.3 million for the three months ended May 31, 2002 to $55.8 million for the three months ended May 31, 2003. Excluding the impact of foreign currency rate changes on translated results, which had a positive impact of $4.7 million, sales decreased $3.2 million, or 5%, as compared to the third quarter of the prior year. Excluding the impact of currency translation, truck market sales increased 6% and convertible top actuation market sales increased 7%, due to underlying growth in demand in each of these markets and new model introductions in the convertible market. Recreational vehicle (“RV”) market sales decreased 17% due to excess inventory levels held at dealers and the loss of two customers in late fiscal 2002.

Engineered Solutions net sales for the nine months ended May 31, 2003 increased $13.7 million, or 9%, from $149.4 million for the nine months ended May 31, 2002 to $163.1 million. The increase is attributable to the positive impact of foreign currency rate changes and the increased demand in the automotive and truck markets as compared to the nine months ended May 31, 2002.

Gross Profit

The following table summarizes gross profit and gross profit margins for the three months and nine months ended May 31, 2003 and 2002:

Gross Profit by Segment

(in thousands)

	Three Months Ended May 31,			Nine Months Ended May 31,
	2003	2002	Change	2003	2002	Change
Tools & Supplies	$35,543	$27,417	30%	$103,227	$80,018	29%
Engineered Solutions	13,260	14,175	(7)%	37,967	36,297	5%

Total gross profit	$48,803	$41,592	17%	$141,194	$116,315	21%

Gross Profit Margins by Segment

Tools & Supplies	38.9%	41.7%		37.7%	41.6%
Engineered Solutions	23.8%	26.1%		23.3%	24.3%
Total gross profit margin	33.2%	34.7%		32.3%	34.1%

Total gross profit for the third quarter of fiscal 2003 was $48.8 million, a $7.2 million increase from the $41.6 million reported in the third quarter of fiscal 2002. Gross profit increased $24.9 million, or 21%, from $116.3 million to $141.2 million for the nine months ended May 31, 2002 and 2003, respectively. The increases in gross profit for the three and nine months ended May 31, 2003 are the result of the Kopp Acquisition, improved manufacturing efficiencies and material cost reductions, offset by continued automotive start-up and new model launch activities. Total gross profit margin decreased from 34.7% and 34.1% for the three and nine months ended May 31, 2002 to 33.2% and 32.3% for the three and nine months ended May 31, 2003 primarily due to the lower gross profit margins at Kopp as compared to the other Actuant businesses. In addition, during the third quarter of fiscal 2003, the Company incurred a total of $1.2 million in downsizing costs, $0.2 million of which impacted gross profit with the remaining $1.0 million affecting Selling, Administrative, and Engineering expense. Excluding Kopp, gross profit increased 3% and 4% for the three and nine-month periods ended May 31, 2003, respectively, over the comparable prior year periods.

Tools & Supplies

Tools & Supplies gross profit increased $8.1 million, or 30%, from $27.4 million to $35.5 million for the three months ended May 31, 2002 and 2003, respectively. For the nine months ended May 31, 2003, gross profit increased $23.2 million, or 29%, to $103.2 million from the $80.0 million of gross profit recognized for the nine months ended May 31, 2002. These increases primarily resulted from the Kopp Acquisition. Gross profit margins in Tools & Supplies decreased for the three-month and nine-month periods as compared to the prior year periods due to the lower gross profit margins realized by Kopp as compared to the rest of the Tools & Supplies segment. In addition, gross profit margins suffered sequentially due to the seasonal nature of the Kopp business, although progress continued to be made in implementing lean manufacturing techniques to reduce costs, simplify the business, shorten cycle time and reduce inventory at Kopp.

Engineered Solutions

Engineered Solutions gross profit decreased $0.9 million, or 7%, from $14.2 million to $13.3 million for the three months ended May 31, 2002 and 2003, respectively. During the third quarter significant progress on material cost down initiatives and improvements in manufacturing efficiencies in the RV business were more than offset by initial production costs and inefficiencies with three new automotive platforms which began production in the third quarter, a start-up joint venture in Germany, and the opening of a United States automotive plant. For the nine months ended May 31, 2003, gross profit increased $1.7 million, or 5%, to $38.0 million from the $36.3 million of gross profit recognized for the nine months ended May 31, 2002. This increase is the result of higher sales levels as compared to the prior year. Gross profit margin decreased from 26.1% and 24.3% for the three and nine months ended May 31, 2002 to 23.8% and 23.3% for the three and nine months ended May 31, 2003 due to the new auto platforms as well as the US automotive plant and German joint venture discussed above.

The following table summarizes selling, administrative, and engineering expenses for the three months and nine months ended May 31, 2003 and 2002:

Selling, Administrative, and Engineering (“SAE”) Expense by Segment

(in thousands)

	Three Months Ended May 31,			Nine Months Ended May 31,
	2003	2002	Change	2003	2002	Change
Tools & Supplies	$21,513	$14,200	52%	$63,338	$43,387	46%
Engineered Solutions	5,409	5,654	(4)%	17,338	15,355	13%
General Corporate	1,958	1,454	35%	5,158	3,552	46%

Total SAE expense	$28,880	$21,308	36%	$85,834	$62,294	38%

Total SAE expenses increased $7.6 million, or 36%, from $21.3 million for the three months ended May 31, 2002 to $28.9 million for the three months ended May 31, 2003. SAE increased $23.5 million, or 38%, from $62.3 million to $85.8 million for the nine months ended May 31, 2002 and 2003, respectively. These increases are due to the Kopp Acquisition, $1.0 million in downsizing costs incurred during the third quarter of fiscal 2003, higher automotive preproduction engineering costs due to the significant number of new convertible top contracts the Company has won, and the impact of currency rate changes on translated results.

Tools & Supplies

Tools & Supplies SAE expenses increased $7.3 million, or 52%, from $14.2 million for the three months ended May 31, 2002 to $21.5 million for the three months ended May 31, 2003. This increase is primarily caused by the inclusion of SAE costs incurred at Kopp, $0.7 million of downsizing costs and the impact of foreign currency exchange rates on translated results. For the nine months ended May 31, 2002 and 2003, SAE expenses increased $19.9 from $43.4 million to $63.3 million, respectively, or 46%. This increase was a result of the Kopp Acquisition, downsizing, and currency translation mentioned above in addition to higher SAE costs in the Enerpac business to support construction and infrastructure market initiatives.

Engineered Solutions

Engineered Solutions SAE expenses decreased $0.3 million, or 4%, from $5.7 million for the three months ended May 31, 2002 to $5.4 million for the three months ended May 31, 2003. For the nine months ended May 31, 2002 and 2003, SAE expenses increased $1.9 million from $15.4 million to $17.3 million, or 13%. The increase in the fiscal year to date period was primarily the result of preproduction engineering costs incurred for the new German automotive joint venture and the new United States automotive plant, and currency translation impact.

General Corporate

General Corporate SAE expenses increased $0.5 million, or 35%, from $1.5 million for the three months ended May 31, 2002 to $2.0 million for the three months ended May 31, 2002. For the nine months ended May 31, 2002 and 2003, SAE expenses increased $1.6 million from $3.6 million to $5.2 million, or 46%. These increases were primarily due to increases in headcount to support the Company’s initiatives and increased legal and professional fees over the comparable prior year periods.

Amortization Expense

Amortization expense for the three months ended May 31, 2003 and 2002 was $0.5 million and $0.6 million, respectively. Amortization expense for the nine months ended May 31, 2003 and 2002 was $1.8 million in each period.

Net Financing Costs

Net financing costs for the three and nine months ended May 31, 2003 decreased $1.8 million and $10.3 million, respectively, compared to the respective prior year periods. These reductions were primarily due to reduced debt levels, especially the senior subordinated notes (the “13% Notes”), and lower market interest rates in fiscal 2003. See “Liquidity and Capital Resources” below for further information.

Charge for Early Extinguishment of Debt

In accordance with the adoption of SFAS No. 145, early extinguishment of debt charges have been recorded in earnings from continuing operations for all periods presented, and not as an extraordinary item, as was required under the prior accounting rules.

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

In the third quarter of fiscal 2002, the Company recorded a pre-tax charge of $12.0 million, or $7.8 million after-tax, related to the redemption of $70 million of the Company’s 13% Notes. The pre-tax charge consists of the $9.1 million bond redemption premium payment and a $2.9 million non-cash write-off of debt discount and debt issuance costs. The redemption was funded through proceeds from the common stock offering discussed in Note 8, “Common Stock.”

Also in the third quarter of fiscal 2002, the Company recorded a pre-tax charge of $2.3 million, or $1.5 million after-tax, related to the refinancing of a portion of the Senior Secured Credit Facility. The non-cash, pre-tax charge represents the write-off of a portion of the capitalized debt issuance costs from the original financing.

Litigation Charge Associated with Divested Businesses

In the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $7.3 million to recognize the impact of adverse developments in two separate litigation matters associated with businesses divested prior to the spin-off of APW in July 2000, for which the Company retained indemnification risk. One of these matters was resolved in the first quarter and funded during the second quarter and the second matter was resolved in the third quarter and funded during the fourth quarter. In the third quarter of fiscal 2003, the Company recorded a pre-tax benefit of $0.8 million to reverse excess reserves after the settlement of the second matter.

Other (Income) Expense

Other (income) expense for the three and nine months ended May 31, 2003 an 2002 is comprised of the following (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
Gain on insurance recovery	$—	$—	$—	$(623)
Net foreign currency transaction gain	(570)	(12)	(1,300)	(70)
Loss (gain) on sale of assets	43	(10)	67	(29)
Other, net	12	(35)	212	(76)

Other (income) expense	$(515)	$(57)	$(1,021)	$(798)

Discontinued Operations

In the third quarter of fiscal 2002, the Company recorded a non-cash charge of $10.0 million, or $0.86 per share, in “Discontinued Operations, net of Income Taxes” to reflect the preliminary rejection of indemnification agreements by APW in their bankruptcy filing. See Note 10, “Distribution of Electronics Segment” to the accompanying consolidated financial statements for further information.

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

Restructuring Reserves

The Company committed to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans are designed to reduce administrative and operational costs and resulted in the recording of a $16.7 million restructuring reserve in the purchase accounting process. Of the reserve, $3.1 million relates to the closure of Kopp’s manufacturing facility in Ingolstadt, Germany, with the balance primarily representing other employee severance costs to be incurred in connection with the transfer of certain production to lower cost locations and general reductions in the workforce. As a result of these plans, the Company expects to terminate a significant number of employees, with the majority of such actions to be completed in calendar 2003. As of May 31, 2003 the Ingolstadt facility has been closed and discussions were underway with the local works councils on the social plans proposed by the Company.

A rollforward of the restructuring reserve follows:

	Reserves Established	Cash Payments	Currency Impact	May 31, 2003 Balance
Severance	$15,245	$(1,699)	$2,843	$16,389
Exit costs	1,465	(131)	279	1,613

Total reserve	$16,710	$(1,830)	$3,122	$18,002

Liquidity and Capital Resources

Cash and cash equivalents totaled $4.5 million and $3.0 million at May 31, 2003 and August 31, 2002, respectively. Our goal is to maintain low cash balances, utilizing any excess cash to pay down debt in an effort to reduce financing costs.

Net cash provided by operating activities was $31.3 million for the nine months ended May 31, 2003, as compared to net cash used in operating activities of $6.0 million for the nine months ended May 31, 2002. Operating cash flows for the nine-month period ended May 31, 2003 were higher than the prior year because the prior year included payments of approximately $7.0 million for income taxes and transaction costs related to the August 2001 sale of Mox-Med, $9.1 million for the subordinated note redemption premium, and $7.0 million of additional interest payments on the 13% Notes. In addition to the reduced interest payments on the 13% Notes in fiscal 2003, variable rate debt interest payments were lower due to lower rates of interest and cash generated by Kopp is included in the operating cash flows.

Net cash used in investing activities totaled $19.1 million and $3.7 million for the nine months ended May 31, 2003 and 2002, respectively. In fiscal 2003, $10.3 million of cash was used to fund capital expenditures and $9.2 million for the acquisition of businesses, net of cash acquired. In fiscal 2002, the net cash used in investing activities primarily consisted of capital expenditures of $7.5 million, offset by proceeds on the sale of assets of $1.7 million and proceeds from a property insurance settlement of $2.9 million. Cash used to fund capital expenditures has increased in fiscal 2003 due to the start-up of the German automotive joint venture and automotive actuation production in the United States, and automotive assembly lines in Europe to support new convertible top platforms.

Net cash used in financing activities totaled $11.2 million for the nine months ended May 31, 2003, compared to net cash provided by financing activities of $10.8 million for the nine months ended May 31, 2002. In fiscal 2003, the net cash used in financing activities primarily consisted of $9.4 million used to redeem a portion of the 13% Notes, $4.5 million used for net repayments on all other debt, offset by $1.5 million of proceeds from the early termination of an interest rate swap. In fiscal 2002, the net cash provided by financing activities primarily consisted of $99.7 million of net proceeds from the issuance of common stock, offset by $70 million of payments of the 13% Notes and $18.9 million of net repayments on all other debt.

The Company issued 3,450,000 shares of previously unissued shares of Class A Common Stock in February 2002 for $30.50 per share (the “Equity Offering”). Cash proceeds from the Equity Offering, net of underwriting discounts, were approximately $99.7 million. The primary objectives of the Equity Offering were to 1) redeem $70 million of the 13% Notes prior to the April 2003 expiration of our optional redemption feature, 2) reduce overall debt to improve financial stability and flexibility, 3) increase the “float” of the Company’s common stock in the capital markets, and 4) increase the awareness of Actuant Corporation among United States investors. See Note 8, “Common Stock” and Note 7, “Debt” for further information regarding the equity offering and subsequent debt paydown.

Debt

Debt outstanding at May 31, 2003 totaled $189.3 million compared to $192.6 million at the beginning of the current fiscal year. During the first quarter of fiscal 2003, the Company completed the Kopp Acquisition by borrowing $10.5 million under its revolver and assuming $5.5 million of Kopp term loans. See Note 7, “Debt,” in the accompanying Condensed Consolidated Financial Statements for further information.

At May 31, 2003 the Company was party to two interest rate swaps to convert variable rate debt to a fixed rate with a combined notional value of $50 million and one interest rate swap to convert fixed rate debt to a variable rate with a notional amount of $25 million. See Note 11, “Derivatives,” in the accompanying Condensed Consolidated Financial Statements for further information.

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

As discussed in Note 10, “Distribution of Electronics Segment,” in the accompanying Condensed Consolidated Financial Statements, the Company is contingently liable for certain lease agreements held by APW. If APW does not to fulfill its obligations under the leases, the Company could be liable for such leases. The discounted present value of future minimum lease payments for such leases totals approximately $19.2 million at May 31, 2003. A future breach of the lease agreements by APW could potentially have a material adverse effect on the Company’s results of operations and financial position.

As more fully discussed in Note 3, “Accounts Receivable Financing,” in the accompanying Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $24.4 million and $24.9 million at May 31, 2003 and August 31, 2002, respectively. If the Company were to discontinue this securitization program, at May 31, 2003 it would have been required to borrow approximately $24.4 million to finance the working capital increase. Total capacity under the program is approximately $35 million.

Pursuant to an agreement with the Company’s former subsidiary, APW, the Company will be required to pay an estimated $18 to $19 million to APW or other third parties as Distribution related contingencies are resolved. This amount is accrued in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets. The Company estimates that these payments will be made sometime in fiscal 2004 or fiscal 2005, and will be funded by availability under the revolving credit facilities and funds generated from operations. In addition, cash outflows will be required in fiscal 2003 and beyond to fund the remaining Kopp purchase price of $1.8 million, the probable $3.2 million acquisition of the Kopp minority interest, Kopp restructuring cash flow requirements, and other restructuring cash flow requirements of $2 – 3 million. See Note 2, “Acquisition,” in the accompanying Condensed Consolidated Financial Statements for further information about Kopp.

In September 2002, the Company was informed that its Federal income tax return for fiscal year 2000 would be subject to audit by the Internal Revenue Service (“IRS”). Company management believes that adequate reserves are maintained as of May 31, 2003 to cover a reasonable estimate of its potential exposure with respect to the income tax liabilities that may result from such audit. Nonetheless, there can be no assurance that such reserves will be sufficient upon completion of the IRS audit, and if not, there could be a material adverse impact on the Company’s financial position and results of operations.

At May 31, 2003 the Company had outstanding letters of credit totaling $8.8 million for contractual and contingent payments due to the former owners of Kopp and for contingent payments related to indemnifications provided to purchasers of sold subsidiaries.

Dividends have not been declared or made during fiscal 2003, nor does the Company expect to pay dividends in the foreseeable future. Cash flow will instead be retained for working capital needs, acquisitions, and to reduce outstanding debt. At May 31, 2003, the Company had approximately $85 million of availability under its revolver. The Company’s senior credit agreement contains customary limits and restrictions concerning investments, sales of assets, liens on assets, interest and fixed cost coverage ratios, maximum leverage, capital expenditures, acquisitions, excess cash flow, dividends, and other restricted payments. At May 31, 2003 the Company was in compliance with all debt covenants. The Company believes that availability under its credit facilities, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for at least the next twelve months.

Timing of Commitments

The timing of payments due under the Company’s commitments is as follows:

Contractual Obligations(a)
Years Ended August 31,	Long-term Debt Obligations	Operating Lease Obligations	Deferred Purchase Price	Total
2003	$1,242	$7,784	$—	$9,026
2004	14,072	6,591	1,765	22,428
2005	16,098	5,076	—	21,174
2006	44,534	3,140	—	47,673
2007	1,032	2,493	—	3,525
Thereafter	109,911	8,688	—	118,599

Total	$186,889	$33,772	$1,765	$222,425

(a) The preceding table excludes the $18 - $19 million of payments due to APW or other third parties as Distribution related contingencies are resolved since the exact timing of these payments is not known. The Company estimates that such payments will be made in fiscal 2004 or 2005.

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

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 effective September 1, 2002. As a result of the adoption of this statement, costs incurred by the Company in connection with the early retirement of debt will no longer be classified as extraordinary items. As required by SFAS No. 145, prior year financial statements have been reclassified.

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

Currency Risk—The Company has exposure to foreign currency exchange fluctuations. Approximately 33% and 50% of our revenues for the year ended August 31, 2002 and nine months ended May 31, 2003, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 68% and 80%, respectively, were denominated in euro, with the majority of the remainder denominated in various Asian and other European currencies. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

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

Interest Rate Risk—The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are indexed to the LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At May 31, 2003, the Company was a party to three interest rate swap agreements. Together, two of these swap contracts convert $50 million of the Company’s floating rate debt, issued pursuant to the Senior Credit Agreement, to fixed rate debt. A third swap contract converts $25 million of fixed rate senior subordinated debt to a variable rate. At May 31, 2003, the aggregate fair value of these contracts was approximately $(0.2) million. A 10 percent increase or decrease in the applicable interest rates on unhedged variable rate debt would result in a change in pre-tax interest expense of approximately $0.1 million on an annual basis.

The Company’s Amended and Restated Credit Agreement stipulates that no more than 50% of total debt shall be effectively subject to a floating interest rate at the time an interest rate swap agreement is entered into. The Company is in compliance with this requirement.

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

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits

See “Index to Exhibits” on page 32, which is incorporated herein by reference.

(b)	Reports on Form 8-K

The following report on Form 8-K was filed during the third quarter of fiscal 2003:

Date of Report	Description
June 18, 2003	Announcement of the Company’s results for the third quarter of fiscal 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: July 11, 2003	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Vice President and Chief Financial Officer

(Principal Financial Officer and duly authorized to sign on behalf of the registrant)

CERTIFICATION

I, Robert C. Arzbaecher, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Actuant Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Date:  July 11, 2003

/s/ Robert C. Arzbaecher
Robert C. Arzbaecher
Chairman, Chief Executive Officer, and President

CERTIFICATION

I, Andrew G. Lampereur, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Actuant Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Date: July 11, 2003

/s/ Andrew G. Lampereur
Andrew G. Lampereur
Vice President and Chief Financial Officer

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2003

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

99.1	Written Statements of the Chief Executive Officer		X

99.2	Written Statements of the Chief Financial Officer		X