Form 10-K
period 2003-08-31
ACTUANT CORP
filed 2003-10-24
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to                              to

Commission File No. 1-11288

ACTUANT CORPORATION

(Exact name of Registrant as specified in its charter)

Wisconsin	39-0168610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6100 NORTH BAKER ROAD

MILWAUKEE, WISCONSIN 53209

Mailing address: P.O. Box 3241, Milwaukee, Wisconsin 53201

(Address of principal executive offices)

(414) 352-4160

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Class A Common Stock, par value $0.20 per share Senior Subordinated Notes due 2009	New York Stock Exchange Not Applicable

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.        Yes    X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).        Yes    X          No

As of October 15, 2003, the aggregate market value of Common Stock held by non-affiliates was approximately $725.1 million and there were 23,561,504 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 9, 2004 are incorporated by reference into Part III hereof.

Actuant Corporation provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, truck, automotive, industrial production, and construction industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material or labor cost increases, foreign currency risk, interest rate risk, the economy’s reaction to terrorist attacks and the impact of war, the length of economic downturns in the Company’s markets, the resolution of contingent liabilities related to APW Ltd. and other litigation matters, the Company’s ability to access capital markets, the Company’s debt level, and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time.

When used herein, the terms “Actuant,” “Applied Power,” “we,” “us,” “our,” and the “Company” refer to Actuant Corporation and its subsidiaries.

PART I

Item 1.    Business

General

Headquartered in Milwaukee, Wisconsin, Actuant Corporation is a Wisconsin corporation incorporated in 1910. Actuant is a global manufacturer and marketer of a broad range of industrial products and systems, organized into two business segments, Tools & Supplies and Engineered Solutions. Tools & Supplies sells branded specialized electrical and industrial tools and supplies to hydraulic and electrical wholesale distributors, to catalog houses and through various retail distribution channels. Engineered Solutions’ primary expertise is in designing, manufacturing and marketing customized motion control systems primarily for OEMs in diversified niche markets. We believe that our strong market positions are the result of a combination of our brand recognition, proprietary engineering and design competencies, dedicated service philosophy and global manufacturing and distribution capabilities.

During fiscal 2003, the Company acquired Heinrich Kopp AG (“Kopp” or the “Kopp Acquisition”) and Shanghai Sanxin Hydraulic Co., Ltd., both included in the Tools & Supplies segment. During fiscal 2001, Actuant acquired the assets of Dewald Manufacturing, Inc. and divested the Mox-Med business, both of which are included in the Engineered Solutions segment. Actuant also divested the Quick Mold Change product line in the Tools & Supplies segment. These actions impact the comparability of operating results. For further information, see Note 2, “Acquisitions and Divestitures” in the Notes to Consolidated Financial Statements.

Prior to July 31, 2000, the Company was known as Applied Power and consisted of two segments, Electronics and Industrial. The Electronics segment (the “Electronics Business” or “APW”) focused on electronic enclosures, while the Industrial segment (the “Industrial Business”) concentrated on the current Tools & Supplies and Engineered Solutions businesses, as well as other businesses that have been divested. On January 25, 2000, Applied Power’s board of directors authorized various actions to enable Applied Power to distribute its Electronics Business to its shareholders in the form of a special dividend (the “spin-off” or “Distribution”). The Distribution took place on July 31, 2000.

Description of Business Segments

Tools & Supplies.    The Tools & Supplies segment includes our Enerpac, Gardner Bender, and Kopp businesses. These businesses share core competencies in product branding, distribution channel management, global sourcing, and managing the logistics of SKU-intensive product lines. The Tools & Supplies segment sells a wide array of branded, specialized electrical and industrial tools and supplies to hydraulic and electrical wholesale tool distributors, to catalog houses and through various retail distribution channels. The segment’s products include high-force hydraulic tools, electrical tools and consumables, which are sold directly to end-user markets including general industrial, residential, construction, and production automation, or to end-user markets through retail home centers, retail marine or retail automotive aftermarket distribution channels. Tools & Supplies provides over 20,000 SKUs, most of which are designed and manufactured by us in the United States or Germany. In addition, the segment manages a global sourcing operation that supplements its manufactured product offerings. Major customers include Lowe’s, The Home Depot, Menards, Ace Hardware, Praktiker (Metro Group), Hagebau/Zeus, Rewe, Snap-on, TruServe and W.W. Grainger. This group also sells to over 10,000 small accounts globally and over 3,000 wholesale electrical, marine and automotive aftermarket distributors.

We believe Enerpac is a leading global supplier of specialized high-force hydraulic systems and components for general industrial, construction and production automation markets. The following is a summary of each of Enerpac’s three major product lines:

Industrial Tools.    We believe Enerpac is a leading global supplier of high-force hydraulic industrial tools operating at very high pressures of between 5,000 pounds per square inch and 15,000 pounds per square inch. The industrial tool line consists of a broad range of products that are generally sold by industrial and specialty fluid power distributors to customers in the construction, mining, steel mill, cement, railway, oil and gas, and general maintenance industries. Enerpac also works closely with major global construction firms to supply products that are used in major infrastructure projects. Enerpac’s products allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. Enerpac maintains strong customer relationships with such leading distributors as Grainger, Applied Industrial Technologies, and MSC.

Workholding.    We also believe Enerpac is a leading supplier of hydraulic workholding components and systems. Workholding products hold parts in position in metal cutting machine tools during the machining process. The products are marketed through distributors to the automotive, machine tool and fixture design markets.

Customized Solutions.    Enerpac’s customized solutions consist of customized hydraulic products that are sold directly to OEM customers including Caterpillar, Parker-Hannifin and Snap-on. Enerpac’s product development staff works closely with OEM customers to develop hydraulic solutions for specific applications.

We believe Gardner Bender is a leading supplier of electrical tools and components to the North American retail home center, retail marine and retail automotive aftermarket and wholesale electrical markets, supplying over 10,000 SKUs through a variety of distribution channels. Gardner Bender maintains strong customer relationships with leading retailers such as Lowe’s, The Home Depot, Menards, TruServ, Ace Hardware, WalMart, Sears, Advance Auto Parts and West Marine. Gardner Bender’s main product lines include the following:

•	Cable Ties, Staples, Fasteners and Wire Management

•	Wire Connectors, Solderless Terminals and Lugs

•	Conduit Bending and Conduit Fishing

•	Electrical Handtools

•	Electrical Testers and Meters

•	Electric Wire and Cable

•	Plugs, Sockets and Other Automotive Products

We believe Kopp is a leading supplier of electrical consumables and components to the German and Austrian retail home center and wholesale electrical markets, with a growing presence in other European countries. Supplying over 5,000 SKUs, Kopp maintains strong customer relationships with leading retailers such as Praktiker (Metro Group), Hagebau/Zeus, Rewe, Hornbach, Baumax, and OBI. Kopp’s main product lines include the following:

•	Wall switches and receptacles

•	Circuit breakers

•	Multiple socket outlets and surge protectors

•	Cable Ties, Staples, Fasteners and Wire Management

•	Electric wire and cable

Engineered Solutions.    We believe that the Engineered Solutions segment is a leading global designer and manufacturer of customized motion control systems for OEMs in a variety of niche industrial markets. The segment works with its customers to provide customized solutions in the recreational vehicle (“RV”), heavy duty truck, automotive, and medical markets. Products include RV slide-out and leveling systems, hydraulic cab-tilt systems for heavy-duty trucks, and electro-hydraulic automotive convertible top actuation systems. We believe that the segment’s principal brands, Power-Packer, Power Gear, Milwaukee Cylinder and Nielsen Sessions, are recognized for their engineering quality, integrated custom design and geographic reach. Engineered Solutions’ customers include leading corporations such as Wilhelm Karmann GmbH, Fleetwood, Monaco, Volvo, Bertone, Jayco, and CTS Dachsysteme. Engineered Solutions’ main brands or businesses are summarized below:

Power-Packer.    Under this brand, Engineered Solutions manufactures hydraulic and electro-hydraulic motion control systems for OEM applications in the truck, automotive, and medical markets. Products manufactured include hydraulic cab-tilt systems for heavy-duty cab-over-engine trucks, cab suspension systems, electro-hydraulic automotive convertible top actuation systems and self-contained hydraulic actuators for patient lifting and positioning applications within the medical market. The majority of sales of cab-tilt systems and convertible top actuation systems are generated in the European market, but North American convertible top actuation sales are expected to grow significantly in the near future. These systems are comprised of sensors, electronic controls, hydraulic cylinders, electronic motors and a hydraulic pump. Our convertible top actuation systems are utilized on both retractable soft and hard top vehicles. Over the past three years we have been named as the supplier of the convertible top actuation system on a number of replacement and new automotive platforms. For example, Engineered Solutions was awarded the actuation system on European models such as the Renault Megane, Volkswagen Beetle, Audi A-4, and Mercedes CLK and US models such as the Corvette, Chrysler PT Cruiser, Cadillac XLR, and Chevrolet SSR. Engineered Solutions also markets and produces a smaller, low-cost hydraulic cab-tilt system called the “Hy-Cab.” This system replaces existing component supply or torsion bars that have historically been used for cab-tilt applications on medium sized trucks. The segment’s patient positioning systems are incorporated into hospital beds, stretchers, examination chairs, surgery tables and transfer lifts. Power-Packer also designs, manufactures, and markets trailer landing gear, which generally consists of two adjustable legs used to support the front end of a semi-trailer in a level position when disconnected from the towing vehicle. Our hydraulic stabilizers quickly position and level off-highway equipment at remote sites.

Power Gear.    Engineered Solutions designs, manufactures and markets both electric and hydraulic powered slide-out systems, hydraulic leveling systems and landing gears for the RV market under the Power Gear brand. Slide-out systems, which are typically comprised of sensors, electronic controls, and either hydraulic pumps and cylinders or electric motors, allow an RV owner to increase a room’s size by telescoping a section of the room’s wall outward. Leveling systems typically consist of four hydraulic cylinders, a 12-volt DC hydraulic motor pump and an electronic control system and are capable of leveling motor homes to within three degrees of fully horizontal. Power Gear augmented its slide-out and leveling system business with the acquisition of Dewald in March 2001. Substantially all of our sales to RV OEM’s are generated in North America, although we have recently won our first supply contract for the European RV market.

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

International Business

Actuant is a global business. For fiscal 2003, we derived approximately 49% of our net sales from the United States, 43% from Europe, 5% from Asia, 2% from Canada, and 1% from South and Latin America. Our European sales significantly increased in fiscal 2003 due to the acquisition of Kopp. International sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other factors associated with foreign trade. We serve a global customer base and have implemented a global infrastructure for the manufacturing, sourcing, distribution and sales of our products. Our global scale and infrastructure enable us to meet the needs of our customers with global operations, which supports our strong relationships with many leading global OEMs.

Distribution and Marketing

Enerpac sells its products through a combination of distributors, direct sales personnel and manufacturers representatives. Enerpac’s distributor network is one of its key competitive strengths and generates the majority of its net sales. Enerpac employs territory managers that make joint sales calls to large end-users with distributor sales personnel, train end-user and distributor personnel on products and provide product application expertise.

Gardner Bender markets its electrical tools and supplies through an extensive distribution network, and has established strong positions in each of its major sales channels, including retail, distribution and direct sales. Gardner Bender products may be found under the Gardner Bender, Cal Term, Ancor, and Del City brand names.

Retail.    Gardner Bender utilizes a combination of internal account managers and independent manufacturers representatives to serve its retail customers, including home centers, specialty marine and automotive retailers, mass merchandisers and hardware cooperatives. Gardner Bender’s sales and marketing personnel provide significant marketing support, including promotional planning, sales programs, retail point-of-purchase materials and displays, effective product packaging, strong merchandising, and advertising programs.

Distribution.    Gardner Bender also sells its products to thousands of distributors through internal sales managers dedicated to the distributor channel and independent sales representatives. Due to the distributor channel’s high level of fragmentation, Gardner Bender relies extensively on independent manufacturers representatives to provide ongoing customer sales and service support.

Direct.    Gardner Bender currently focuses the majority of its direct marketing efforts on small OEM companies. Sales to this channel require no internal field sales personnel or independent sales representatives, and are made through a combination of catalogs, telemarketers and the internet.

Kopp markets it electrical products similar to Gardner Bender. Kopp’s internal account managers serve all retail customers and sales and marketing employees provide significant marketing support, including promotional planning, sales programs, retail point-of-purchase materials and displays, effective product packaging, strong merchandising, and advertising programs. Similarly, internal employees sell to the distribution channel.

Engineered Solutions’ products are marketed directly to OEMs through a direct technical sales organization. Most product lines also have dedicated market managers as well as a technical support organization. Engineered Solutions has an experienced sales force, organized by end-market, that typically resides in the manufacturing facilities and reports to market sales leaders that are based in the primary engineering facilities for their respective market areas. Engineered Solutions’ engineering capabilities, technical service and established customer relationships are key competitive advantages in winning new contracts.

Product Development and Engineering

We have earned a reputation for design and engineering expertise and for the creation of highly engineered innovative products. We maintain engineering staff at several locations that design new products and make improvements to existing product lines. Research and development costs are expensed as incurred. Expenditures for research and development were $4.3 million, $3.1 million, and $3.4 million in fiscal 2003, 2002 and 2001, respectively. We have developed several proprietary technologies and hold over 500 patents, including applications, across the world.

Competition

We have numerous competitors in each of our markets, but we believe that we are well positioned to compete successfully. Although we face larger competitors in some markets, the majority of our competition in our niche markets is primarily composed of small, regional competitors who often lack the infrastructure and financial resources to support global OEMs. We believe that our global scale and infrastructure help to build and maintain strong relationships with major OEMs.

Patents and Trademarks

We own numerous United States and foreign patents and trademarks. No individual patent or trademark is believed to be of such sufficient importance that its termination would have a material adverse effect on our businesses.

Manufacturing and Operations

Our manufacturing operations primarily consist of light assembly operations. We also have plastic injection molding capabilities and automated welding and painting lines. We have implemented single piece flow methodology in our manufacturing plants, which reduces inventory levels, lowers “re-work” costs and shortens lead time to customers. We manufacture the majority of the products we sell, but strategically outsource components and finished goods from an established global network of qualified suppliers. Components are purchased from a variety of suppliers. We have built strong relationships with our key suppliers over many years, and while we single source many of our components, we believe that in most cases there are several qualified alternative sources.

Order Backlogs and Seasonality

We had an order backlog of approximately $60.7 million and $49.8 million at August 31, 2003 and 2002, respectively. Substantially all orders are expected to be completed prior to the end of fiscal 2004. As illustrated in the following table, our consolidated sales are not subject to significant seasonal fluctuations:

Sales Percentages by Fiscal Quarter

	2003	2002
Quarter 1	25.3%	24.5%
Quarter 2	24.3%	23.4%
Quarter 3	25.1%	25.9%
Quarter 4	25.3%	26.2%

	100.0%	100.0%

Employees

As of August 31, 2003, we employed approximately 3,300 people. Our employees are not subject to any collective bargaining agreements with the exception of approximately 63 Milwaukee Cylinder production employees and employees covered by government-mandated collective labor agreements in some international locations. We believe we enjoy good working relationships with our employees.

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

We believe that we are in material compliance with applicable environmental laws. Compliance with these laws has and will require expenditures on an ongoing basis. Regulators have identified us as a potentially responsible party regarding remediation of several multi-party waste sites. Based on our investigations, we believe that we are a de minimis participant in those sites. In addition, soil and groundwater contamination has been identified at a few facilities that we operate or formerly owned or operated. We are also a party to several state and local environmental matters, and we have provided environmental indemnifications for several divested business units, and as such retain responsibility for certain potential environmental liabilities.

Environmental expenditures over the last three years have not been material, and we believe that the costs for known environmental matters are not likely to have a material adverse effect on our financial position, results of operations or cash flows. Nevertheless, more stringent environmental laws, unanticipated, burdensome remedy requirements, or discovery of previously unknown conditions could have a material adverse effect upon our financial condition and results of operations. Environmental remediation accruals of $1.8 million and $1.1 million were included in the Consolidated Balance Sheets at August 31, 2003 and 2002, respectively. For further information, see Note 16, “Contingencies and Litigation” in the Notes to Consolidated Financial Statements.

Other

For additional information regarding revenues, profits and losses, and total assets of each business segment, geographical financial information and information on customers, see Note 15, “Business Segment, Geographic and Customer Information” in the Notes to Consolidated Financial Statements.

Item 2.    Properties

We generally lease rather than own our operating facilities. The majority of our leases are short-term and renewable at our option.

Tools & Supplies

Tools & Supplies maintains 14 manufacturing facilities in the United States, Mexico, Europe and Asia and 18 distribution facilities and sales offices worldwide.

Facility	Square feet	Status
Manufacturing
Glendale, Wisconsin (1)	313,000	Leased
Kahl, Germany	306,000	Owned
Columbus, Wisconsin	130,000	Leased
Veenendaal, The Netherlands	97,000	Leased
San Diego, California	70,000	Leased
Aigen, Austria	54,000	Owned
Kaplice, Czech Republic	54,000	Owned
Tecate, Mexico	54,000	Leased
Hildburghausen, Germany	50,000	Owned
Oklahoma City, Oklahoma	45,000	Leased
Wuxi, China	32,000	Leased
Alexandria, Minnesota	25,000	Leased
Shanghai Waigaogiao, China	23,000	Leased
Messadine, Tunisia	22,000	Owned

Distribution and Sales
Sparks, Nevada	60,000	Leased
Charlotte, North Carolina	60,000	Leased
Cotati, California	19,000	Leased
Corsico (Milano), Italy	18,000	Owned
Mississauga, Ontario, Canada	18,000	Leased
Shihung-shi, South Korea(1)	17,000	Leased
Budapest, Hungary	16,000	Owned
Sydney, Australia	14,000	Leased
Madrid, Spain	13,000	Leased
Toda-shi, Japan(1)	10,000	Leased
Singapore	6,000	Leased
Renska Wies, Poland	3,000	Leased
Taipei, Taiwan	3,000	Leased
Dusseldorf, Germany	3,000	Leased
Massey (Paris), France(1)	3,000	Leased
Navi Mumbai, India	1,000	Owned
Dubai, United Arab Emirates	1,000	Leased
Osaka, Japan	1,000	Leased

(1)	Shared by both Tools & Supplies and Engineered Solutions segments.

Engineered Solutions

Engineered Solutions maintains 10 manufacturing facilities throughout North America, Europe and Asia and 4 distribution and sales facilities.

Facility	Square feet	Status
Manufacturing
Glendale, Wisconsin(1)	313,000	Leased
Oldenzaal, The Netherlands	124,000	Leased
Mishawaka, Indiana	101,000	Leased
Akishar, Turkey	79,000	Owned
Cudahy, Wisconsin	73,000	Owned
Westfield, Wisconsin	40,000	Owned
Hartford, Connecticut	35,000	Owned
McMinnville, Oregon	23,000	Leased
Wullenerfeld, Germany	13,000	Leased
Sao Paulo, Brazil	7,000	Leased

Distribution and Sales
Shihung-shi, South Korea(1)	17,000	Leased
Toda-shi, Japan(1)	10,000	Leased
Massy (Paris), France(1)	3,000	Leased
Torrijos, Toledo, Spain	2,000	Leased

(1)	Shared by both Tools & Supplies and Engineered Solutions segments.

Item 3.    Legal Proceedings

The Company is a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, environmental, labor and patent claims.

We self-insure a portion of our product liability by maintaining a per claim retention provision under our insurance program. We have recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and the amount of the loss can be reasonably estimated. In our opinion, the resolution of these contingencies is not likely to have a material adverse effect on our financial condition, results of operation or cash flows. For further information refer to Note 16, “Contingencies and Litigation” in the Notes to Consolidated Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The names, ages and positions of all of the executive officers of the Company as of the record date of November 18, 2003 are listed below.

Name	Age	Position
Robert C. Arzbaecher	43	President and Chief Executive Officer; Director
William S. Blackmore	47	Vice President—Engineered Solutions Americas
Gustav H.P. Boel	58	Vice President—Kopp; Director
George T. Bowman	44	Vice President—Enerpac
Mark E. Goldstein	47	Vice President—Tools & Supplies
Ralph L. Keller	56	Vice President—Operations
Arthur Kerk	54	Vice President—Engineered Solutions Europe and Asia
Brian K. Kobylinski	37	Vice President—Business Development
Andrew G. Lampereur	40	Vice President and Chief Financial Officer
Edmund W. Staple	51	Vice President—Gardner Bender
Ronald P. Wieczorek	46	Vice President—Human Resources

Robert C. Arzbaecher, President and Chief Executive Officer and Chairman of the Board of Directors. Mr. Arzbaecher was named President and Chief Executive Officer of the Company on August 9, 2000. He served as Vice President and Chief Financial Officer of Applied Power starting in 1994 and Senior Vice President in 1998. He served as Vice President, Finance of Tools & Supplies from 1993 to 1994. He joined Applied Power Inc. in 1992 as Corporate Controller. From 1988 through 1991, Mr. Arzbaecher was employed by Grabill Aerospace Industries LTD, where he last held the position of Chief Financial Officer.

William S. Blackmore, Vice President—Engineered Solutions-Americas. Mr. Blackmore was appointed leader of the Engineered Solutions-Americas business in fiscal year 2002. Prior to joining Actuant, he served as President of Integrated Systems—Americas at APW Ltd. from 2000 to 2001 and as President, Rexnord Gear and Coupling Products (“Rexnord”) from 1997 to 2000. Prior to 1997 Mr. Blackmore held various general management positions at Rexnord and Pillar Industries.

Gustav H.P. Boel, Vice President—Kopp and member of the Board of Directors. Mr. Boel has been associated with the Company for over 25 years. Following the spin-off, he left the Company as an employee but served as a member of the Board of Directors. During this time he was employed by APW Ltd., where he last held the position of Senior Vice President. In September 2002, he rejoined the Company as an employee and was named business leader of Kopp in addition to his Board responsibilities. Prior to the spin-off, he held various positions with Applied Power Inc., including President of the Industrial business segment, President of Engineered Solutions Europe and President of Enerpac.

George T. Bowman, Vice President—Enerpac. Mr. Bowman joined the Company as leader of the Enerpac business in fiscal year 2003. From 2002 to 2003, he served as President of The Torrington Company—Automotive Division, a subsidiary of Ingersoll-Rand. Prior to this, he spent eleven years with General Electric in a series of increasingly responsible roles, including General Manager of Switchgear.

Mark E. Goldstein, Vice President—Tools & Supplies. Mr. Goldstein was appointed leader of the Tools and Supplies business segment in fiscal year 2003. He joined the Company in fiscal year 2001 as the leader of the Gardner Bender business. Prior to joining Actuant he held senior sales, marketing and operations management positions at The Stanley Works, most recently as President, Stanley Door Systems. Mr. Goldstein was employed by The Stanley Works for 22 years.

Ralph L. Keller, Vice President—Operations. Mr. Keller joined the Company in 1999 in his present position. Prior to joining Actuant, he held senior operating positions in multinational organizations, most recently with Whitecap, Inc., a subsidiary of Schmalbach Lubeca AG.

Arthur Kerk, Vice President—Engineered Solutions—Europe and Asia. Mr. Kerk joined Applied Power in 1995 as Commercial Director of Power-Packer Europe. A resident of The Netherlands, he was promoted to Managing Director of Power-Packer Europe in 1996, and subsequently was appointed as Leader of Engineered Solutions—Europe in 1997. Prior to joining Applied Power, he worked in sales management at Conex Union and as Managing Director of McKechnie in The Netherlands.

Brian K. Kobylinski, Vice President—Business Development. Mr. Kobylinski was appointed to his present position in fiscal year 2002. Prior to being promoted, he served as leader of the distribution and OEM channels of Gardner Bender, leader of Gardner Bender’s Del City operation, Gardner Bender’s Vice President of Marketing and Director of OEM sales. Prior to joining Applied Power Inc. in 1992, Mr. Kobylinski held various sales positions in the insurance industry.

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

Edmund W. Staple, Vice President—Gardner Bender. Mr. Staple was appointed leader of the Gardner Bender business in fiscal year 2003. He joined Actuant in fiscal year 2002 as the Sales and Marketing Leader for Gardner Bender. Prior to joining Actuant, he spent ten years at Textron most recently as the Executive Vice President of Sales and Marketing for Textron Fastening Systems. Previous to Textron, he held various positions with Danaher Corporation, GE Plastics, and Goodyear Tire & Rubber Corporation.

Ronald P. Wieczorek, Vice President—Human Resources. Mr. Wieczorek was appointed leader of human resources in fiscal 2002. Prior to being promoted, he served as human resources leader of Engineered Solutions—Americas. Prior to joining Applied Power Inc. in 1998, Mr. Wieczorek held various senior human resources positions, most recently with Watlow Gordon, Inc. where he served as a member of the general management leadership team.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the New York Stock Exchange under the symbol ATU. At September 30, 2003, the approximate number of record shareholders of common stock was 1,765.

On January 25, 2001 the Company completed a one-for-five reverse stock split and in October 2003, the Company executed a two-for-one stock split. In February 2002, the Company sold, pursuant to an underwritten public offering, 6,900,000 shares of its Class A common stock. The high and low sales prices of the common stock, which reflect the impact of these transactions, were as follows for the previous two years:

Fiscal Year	Period	High	Low
2003	June 1 to August 31	$26.56	$21.01
	March 1 to May 31	21.23	16.73
	December 1 to February 28	24.42	17.18
	September 1 to November 30	21.95	16.75

2002	June 1 to August 31	$21.23	$15.44
	March 1 to May 31	23.08	18.00
	December 1 to February 28	20.00	13.95
	September 1 to November 30	15.63	8.70

No dividends have been declared or paid during fiscal 2003 and 2002. The Company’s current credit agreements restrict its ability to pay dividends. We do not plan on declaring or paying dividends in the foreseeable future, but will instead retain cash flow for working capital needs, to fund acquisitions and to reduce outstanding debt.

Item 6.    Selected Financial Data

The following selected historical financial data have been derived from the Consolidated Financial Statements of Actuant. The data should be read in conjunction with these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The information presented reflects all business units other than the Electronics Business, which was distributed to shareholders in a spin-off transaction on July 31, 2000 as discussed in Item 1, “Business” and is reported in discontinued operations in the accompanying Consolidated Financial Statements. The results of all businesses acquired or divested during the time periods presented are included in the table from their acquisition date or up to their divestiture date. As a result, the selected financial data in the following table are not fully representative of the group of business units that comprise Actuant as of August 31, 2003.

	Year Ended August 31,
	2003	2002	2001	2000	1999
	(in millions, except per share data)
Statement of Earnings Data(1):
Net sales	$585.4	$463.0	$481.9	$681.4	$705.2
Gross profit	190.0	159.0	168.9	242.2	252.7
Operating expenses(2)	114.9	85.4	90.7	145.0	144.5
Operating profit	72.8	71.1	71.9	89.7	99.4
Earnings from continuing operations(3)	29.0	14.6	24.4	28.0	34.6
Diluted earnings per share from continuing operations	1.18	0.69	1.47	1.74	2.15
Cash dividends per share	—	—	—	0.12	0.15

Balance Sheet Data (at end of period)(1):
Total assets	$361.7	$294.6	$342.7	$417.0	$1,059.9
Net assets of discontinued operations(4)	—	—	—	—	598.5
Total debt(5)	169.8	192.6	327.3	432.5	521.2

(1)	The Company completed various acquisitions and divestitures that impact the comparability of the selected financial data presented in the table. The following table summarizes these acquisitions and significant divestitures, other than those impacting the Electronics business, that were completed during the last five years:

	Segment	Date	Approximate Annual Sales(a)
			(in millions)
Acquisitions:
Heinrich Kopp AG	Tools & Supplies	September 2002	$90
Shanghai Sanxin Hydraulic Co, Ltd	Tools & Supplies	April 2003	2
Dewald Manufacturing, Inc	Engineered Solutions	March 2001	24

Divestitures:
Mox-Med	Engineered Solutions	August 2001	$18
Quick Mold Change (“QMC”)	Tools & Supplies	May 2001	6
Norelem	Tools & Supplies	August 2000	8
Barry Controls	Engineered Solutions	June 2000	120
Air Cargo Equipment	Engineered Solutions	May 2000	22
Samuel Groves	Engineered Solutions	October 1999	9

(a)	Represents approximate sales at the time of the completion of the transaction.

(2)

Operating expenses in fiscal 1999 include a $7.8 million pre-tax charge due to the cancellation of a customer contract. In fiscal 2000, the Company recorded a $1.4 million gain in operating expenses when it recognized recoveries of these contract costs in excess of what was anticipated when the loss was initially recorded. Operating expenses for fiscal 2000 include a $12.4 million pre-tax charge for investment banking, legal, accounting and other fees and expenses associated with the Distribution. Operating expenses for fiscal 2001 include a $1.7 million restructuring charge.

Operating expenses also includes our general corporate expenses. General corporate expenses have been significantly reduced since the Distribution on July 31, 2000 because the Electronics business is no longer supported. General corporate expenses totaled $7.0 million, $5.0 million, $6.2 million, $17.6 million, and $12.1 million in fiscal 2003, 2002, 2001, 2000, and 1999, respectively.

(3)	Earnings from continuing operations include a charge for the early extinguishment of debt of $2.0 million and a litigation charge associated with divested businesses of $6.5 million in fiscal 2003. For fiscal 2002, earnings from continuing operations include a charge for the early extinguishment of debt of $16.4 million. Earnings from continuing operations include a gain of $18.5 million on the sale of Mox-Med, the loss on the divestiture of QMC of $0.7 million, and a loss on the net present value of an idled lease of $1.5 million in fiscal 2001. For fiscal 2000, earnings from continuing operations include the loss on the sale of Norelem of $3.5 million.

(4)	Net assets of discontinued operations consist of the assets of the Electronics Business, which was spun-off to shareholders in July 2000.

(5)	Debt in the table as of August 31, 1999 reflects the debt balance after a reduction for debt allocated to the Electronics Business, which is reported in net assets of discontinued operations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Actuant Corporation is a manufacturer and marketer of a broad range of industrial products and systems, organized as two business segments, Tools & Supplies and Engineered Solutions. On July 31, 2000 the Company completed a spin-off (the “Distribution”) of its Electronics business (“APW”) to shareholders. As you read the following review of the Company’s financial condition and results of operations, you should also read our financial statements and related notes, which follow the discussion.

Results of Operations

Historical Financial Data

	Year Ended August 31,
	2003	2002	2001
	(in millions)
Statements of Earnings Data:
Net sales	$585.4	$463.0	$481.9
Gross profit	190.0	159.0	168.9
Selling, administration, and engineering expenses	114.9	85.4	90.7
Amortization of intangible assets	2.3	2.5	6.2
Operating profit	72.8	71.1	71.9

Other Financial Data:
Depreciation	12.8	9.9	10.3
Capital expenditures	12.7	10.0	6.7

Net Sales

The following table summarizes our net sales for the past three fiscal years:

	Year Ended August 31,
	2003	2002	2001
	(in millions)
Net Sales by Segment:
Tools & Supplies	$366.5	$259.5	$281.2
Engineered Solutions	218.9	203.5	200.7

Total net sales	$585.4	$463.0	$481.9

Net Sales Change by Segment:
Tools & Supplies	41%	(8)%
Engineered Solutions	8%	1%
Total net sales	26%	(4)%

Fiscal 2003 compared to Fiscal 2002

Total net sales increased by $122.4 million, or 26%, from $463.0 million in fiscal 2002 to $585.4 million in fiscal 2003. Sales from Kopp, which was acquired on September 3, 2002, comprised 81% of the increase. Currency translation rates also positively impacted sales in fiscal 2003 by $21.2 million. Excluding the impact of Kopp and foreign currency rate changes on translated results, sales in fiscal 2003 were essentially unchanged as compared to fiscal 2002.

Net sales for the Tools & Supplies segment increased by $107.0 million or 41%, from $259.5 million in fiscal 2002 to $366.5 million in fiscal 2003. Kopp comprised 93% of the increase. Excluding the impact of Kopp and foreign currency rate changes on translated results, which had a positive impact of $8.7 million, sales were essentially unchanged with the prior year. The flat sales reflect lower sales in North America due to weak economic conditions, especially in the commercial construction markets, partially offset by growth in the emerging Chinese market and large infrastructure projects in Europe.

Engineered Solutions net sales increased $15.4 million, or 8%, from $203.5 million in fiscal 2002 to $218.9 million in fiscal 2003. Excluding the impact of foreign currency rate changes on translated results, which had a positive impact of $12.5 million, sales increased $3.0 million, or 1%, as compared to fiscal 2002. This increase was caused by growth in demand in both the truck and convertible top actuation markets offset by decreased recreational vehicle (“RV”) market sales due to excess inventory levels held at dealers and the loss of two customers in late fiscal 2002.

Fiscal 2002 compared to Fiscal 2001

Total net sales decreased $18.9 million, or 4%, from $481.9 million in fiscal 2001 to $463.0 million in fiscal 2002. This decline is due to the impact of the Mox-Med and QMC divestitures in fiscal 2001 and reduced sales in most of the Tools & Supplies distribution channels, offset by approximately $2.7 million of favorable currency impact on translated results, increased sales to the RV market due to higher demand, and the March 1, 2001 acquisition of Dewald. Poor economic conditions in fiscal 2001 were exacerbated by the terrorist actions in the United States on September 11, 2001.

Tools & Supplies net sales decreased from $281.2 million in fiscal 2001 to $259.5 million in fiscal 2002, a $21.7 million or 8% decrease. Approximately $17.6 million of the decrease was driven by weaker economic conditions in North America and the negative impact of the September 11, 2001 terrorist actions. Sales in our more capital intensive distribution channels, to the electrical distribution market and to OEMs declined more than other markets in fiscal 2002. The divestiture of QMC in fiscal 2001 contributed $3.3 million to the decline.

Engineered Solutions net sales increased $2.8 million, or 1%, from $200.7 million in fiscal 2001 to $203.5 million in fiscal 2002. This increase is attributable to a 40% increase, or $23.7 million, in sales to the RV market due to higher demand and the incremental impact of a full year of Dewald sales (acquired in the middle of fiscal 2001). These increases were partially offset by the loss of sales due to the August 2001 divestiture of Mox-Med.

Gross Profit

The following table summarizes gross profit and gross profit margins for the past three fiscal years:

	Year Ended August 31,
	2003	2002	2001
	(in millions)
Gross Profit by Segment:
Tools & Supplies	$138.8	$108.6	$112.7
Engineered Solutions	51.2	50.4	56.2

Consolidated gross profit	$190.0	$159.0	$168.9

Gross Profit Margins by Segment:
Tools & Supplies.	37.9%	42.0%	40.1%
Engineered Solutions	23.4%	24.7%	28.0%
Consolidated gross profit margin	32.5%	34.3%	35.0%

Fiscal 2003 Compared to Fiscal 2002

Consolidated gross profit in fiscal 2003 was $190.0 million, a $31.0 million increase over the $159.0 million reported in fiscal 2002. The increase is the result of the Kopp Acquisition, the impact of currency exchange rates on translated results, and the continued focus on improving manufacturing efficiencies and achieving material cost reductions, offset by continued automotive start-up and new model launch activities. Total gross profit margin decreased from 34.3% in fiscal 2002 to 32.5% in fiscal 2003 primarily due to the lower gross profit margins at Kopp as compared to the other Actuant businesses. In addition, during fiscal 2003, the Company incurred a total of $2.2 million in downsizing costs, $1.1 million of which impacted gross profit with the remaining $1.1 million affecting selling, administrative, and engineering expense. Excluding Kopp, gross profit increased 4% in fiscal 2003 as compared to fiscal 2002.

In fiscal 2003, Tools & Supplies gross profit increased $30.2 million, or 28%, to $138.8 million from $108.6 million in fiscal 2002. This increase is due to the Kopp Acquisition, the impact of currency exchange rates on translated results, and the material cost down initiatives discussed earlier. Gross profit margins in Tools & Supplies decreased in fiscal 2003 as compared to fiscal 2002 due to the lower gross profit margins realized by Kopp as compared to the rest of the Tools & Supplies segment. Excluding the impact of the Kopp acquisition, gross profit margins were essentially unchanged. The Company expects Kopp’s gross profit margins to improve in fiscal 2004 as Kopp continues to implement lean manufacturing techniques to reduce costs, simplify the business, shorten cycle time and reduce inventory.

Engineered Solutions gross profit increased $0.8 million, or 2%, to $51.2 million in fiscal 2003 as compared to $50.4 million in fiscal 2002. This increase is due to the significant progress that was made on material cost down initiatives and improvements in manufacturing efficiencies in the RV business, offset by initial production costs and inefficiencies with new automotive platforms which began production in fiscal 2003, a start-up joint venture in Germany, and the opening of a United States automotive plant to support new business. Gross profit margin decreased from 24.7% in fiscal 2002 to 23.4% in fiscal 2003 as a result.

Fiscal 2002 Compared to Fiscal 2001

Consolidated gross profit decreased $9.9 million, or 6%, from $168.9 in fiscal 2001 to $159.0 in fiscal 2002, primarily due to reduced sales volumes resulting from the divestitures of Mox-Med and QMC, which contributed $9.6 million of gross profit in fiscal 2001. Gross profit margins declined slightly due to the unfavorable mix resulting from the growth in our Engineered Solutions business and contraction in our Tools & Supplies business. Engineered Solutions margins were reduced due to the RV plant consolidation activities, the impact of a full year of Dewald’s lower margins, and increased engineering development and prototype costs for new convertible top business. Gross margin increases in the Tools & Supplies business were driven by a focused effort to reduce costs.

Gross profit decreased $4.1 million, or 3.6%, in the Tools & Supplies business, from $112.7 million in fiscal 2001 to $108.6 million in fiscal 2002. The divestiture of QMC comprised $1.2 million of the decrease, with the remainder attributable to reduced Tools & Supplies sales. Gross profit margins, however, improved to 42.0% in fiscal 2002, from 40.1% in fiscal 2001. Significant cost reduction efforts were made in the hydraulic and electrical tools businesses, resulting in material cost reductions, personnel reductions, and facility downsizing. These cost reductions come in large part from a formal cost reduction program implemented in the Tools & Supplies business in mid-fiscal 2001, which was subsequently implemented across all Actuant businesses.

Engineered Solutions fiscal 2002 gross profit decreased $5.8 million, or 10.3% from fiscal 2001. This decrease is comprised of the impact of the divestiture of Mox-Med, offset by gross profit increases resulting from the increased sales to the RV market. Gross profit margins decreased from 28.0% in fiscal 2001 to 24.7% in fiscal 2002 due to the divestiture of Mox-Med, which had higher margins than the Engineered Solutions business as a whole, inefficiencies related to the consolidation of our RV manufacturing facilities, lower fixed cost absorption at our more vertically integrated Milwaukee Cylinder and Nielsen Sessions operations due to lower sales and production levels as compared to the prior year, and higher prototype costs in the automotive operations to support new platform development. In addition, fiscal 2002 includes a full year of sales from Dewald, which historically had lower margins than our Power Gear business.

Operating Expenses

The following table summarizes operating expenses for the past three fiscal years:

	Year Ended August 31,
	2003	2002	2001
	(in millions)
Operating Expenses:
Selling, administrative and engineering expenses	$114.9	$85.4	$89.0
Amortization of intangible assets	2.3	2.5	6.2
Restructuring charge	—	—	1.7

Consolidated operating expenses	$117.2	$87.9	$96.9

Selling, Administrative and Engineering (“SAE”) Expenses

The following table summarizes our SAE expenses for the past three fiscal years:

	Year Ended August 31
	2003	2002	2001
	(in millions)
SAE Expenses by Segment:
Tools & Supplies	$85.1	$59.6	$63.0
Engineered Solutions	22.8	20.8	19.8
General corporate expenses	7.0	5.0	6.2

Consolidated SAE expenses	$114.9	$85.4	$89.0

All of the general corporate expenses incurred by Actuant Corporation are included in SAE expenses. None of these expenses have been allocated to the two business units.

Fiscal 2003 Compared to Fiscal 2002

Consolidated SAE expenses increased $29.5 million, or 35%, from $85.4 million in fiscal 2002 to $114.9 million in fiscal 2003. This increase is due to the Kopp Acquisition, spending on preproduction engineering and plant start-up costs due to the significant number of new automotive convertible top actuation and latching contracts the Company has won, the impact of currency rate changes on translated results, and $1.1 million in downsizing costs in SAE in fiscal 2003.

Tools & Supplies SAE expenses increased $25.5 million, or 43%, from $59.6 million in fiscal 2002 to $85.1 million in fiscal 2003. Approximately $20.5 million of this increase was a result of the Kopp Acquisition. Additionally, downsizing provisions, and higher SAE costs in the Enerpac business to support construction and infrastructure market initiatives, as well as currency translation, increased SAE expenses.

Engineered Solutions SAE expenses increased $2.0 million, or 10%, from $20.8 million in fiscal 2002 to $22.8 million in fiscal 2003. This increase was primarily the result of preproduction engineering and start-up costs incurred for the new German automotive joint venture and the new United States automotive plant, and the impact of currency on translated results.

General Corporate SAE expenses increased $2.0 million, or 40%, from $5.0 million in fiscal 2002 to $7.0 million in fiscal 2003. This increase was primarily due to increased corporate personnel to support the Company’s initiatives in addition to increased legal and professional fees over the comparable prior year periods.

Fiscal 2002 Compared to Fiscal 2001

Consolidated SAE expenses decreased $3.6 million, or 4.0%, from $89.0 million in fiscal 2001 to $85.4 million in fiscal 2002. This decrease primarily results from the divestiture of Mox-Med and QMC in fiscal 2001 and lower corporate expenses, comprising $5.0 million of the decrease. Partially offsetting the divestitures were incremental SAE costs due to the inclusion of a full year’s SAE costs for Dewald, non-accruable costs associated with the RV plant consolidation activities, and higher automotive engineering development costs.

SAE expenses in the Tools & Supplies business decreased $3.4 million to $59.6 million in fiscal 2002. The divestiture of QMC resulted in $1.5 million of the decline, with the remainder resulting from reduced variable SAE due to the reduced sales levels and the cost reduction efforts implemented during fiscal 2001 and 2002.

SAE expenses in the Engineered Solutions business increased $1.0 million, or 5% from $19.8 million in fiscal 2001 to $20.8 million in fiscal 2002. This increase was caused by the net impact of the divestiture of Mox-Med, which resulted in a decline in SAE costs of $2.3 million, offset by SAE cost increases due to the inclusion of a full year of SAE costs for Dewald which was acquired on March 1, 2001, non-accruable costs associated with the consolidation of the RV production facilities, and a high level of engineering development costs related to convertible top actuation for new automotive program wins.

Amortization of Intangible Assets

The decrease in amortization expense from fiscal 2001 to fiscal 2002 is primarily due to ceasing goodwill amortization in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142. See Note 5, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements for more information regarding this change in accounting principle.

Restructuring Charges

The Company adopted plans to restructure portions of its operations during the third quarter of fiscal 2001. These plans were designed to reduce administrative and operational costs and resulted in a pre-tax charge of $1.7 million. Of the charge, $0.3 million related to the consolidation of the RV slide-out production facilities, $0.6 million related to downsizing the cable tie production facility, and $0.8 million related to other personnel reductions. The Company wrote down the fixed assets at the locations to be closed or downsized to their fair value, less costs to sell. In addition, the Company eliminated approximately 36 positions. In fiscal 2002, the Company received net cash proceeds of approximately $0.5 million from the sale of a former RV slide-out manufacturing facility. As of August 31, 2002, all restructuring initiatives contemplated by these plans had been completed.

Other Expense (Income)

Net Financing Costs

Fiscal 2003 net financing costs decreased 35% to $21.4 million from $32.7 million in fiscal 2002. Fiscal 2002 net financing costs decreased 33% from $49.2 million in fiscal 2001. These reductions are primarily due to reduced debt levels, especially the senior subordinated notes (the “13% Notes”), and lower interest rates due to the Company’s deleveraging and the lower interest rate environment. See “Liquidity and Capital Resources” below for further information regarding the composition of our debt and deleveraging.

Charge for Early Extinguishment of Debt

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 145, which the Company adopted on September 1, 2002, early extinguishment of debt charges are recorded in earnings from continuing operations for all periods presented, and not as an extraordinary item, as was required under the previous accounting rules.

During the first quarter of fiscal 2003, the Company retired $9.4 million (gross principal amount) of its 13% Notes by acquiring them through open market purchases. The Company recorded a pre-tax charge of $2.0 million related to the redemption of the 13% Notes. The pre-tax charge consisted of the $1.7 million bond redemption premium payment and a $0.3 million non-cash write-off of the associated debt discount and debt issuance costs.

During the fourth quarter of fiscal 2002, the Company retired $10.4 million of its 13% Notes by acquiring them through open market purchases. The Company recorded a pre-tax charge of $2.1 million, or $1.3 million after-tax, for the $1.7 million bond redemption premium payment and the $0.4 million write-off of the associated debt discount and debt issuance costs.

In March 2002, the Company used the proceeds from its common stock offering to redeem $70 million of the 13% Notes and optionally prepay $16.5 million of debt under the senior secured credit agreement. The Company recorded a pre-tax charge of $12.0 million related to the redemption of the 13% Notes. The pre-tax charge consisted of the $9.1 million bond redemption premium payment and a $2.9 million non-cash write-off of the associated debt discount and debt issuance costs.

Also in the third quarter of fiscal 2002, the Company recorded a pre-tax charge of $2.3 million related to refinancing a portion of the senior secured credit agreement. The non-cash, pre-tax charge represents the write-off of a portion of the capitalized debt issuance costs from the original financing.

Litigation Charge Associated with Divested Businesses

In fiscal 2003, the Company recorded a pre-tax charge of $6.5 million to recognize the impact of adverse developments in two separate litigation matters associated with businesses divested prior to the spin-off of APW in July 2000, for which the Company retained indemnification risk. Both matters were settled and funded prior to August 31, 2003.

Gain on Sale of Subsidiary

During fiscal 2001 the Company sold its Mox-Med business. Cash proceeds from the sale were approximately $40.5 million, which resulted in a net gain of $18.5 million, $11.1 million after tax, or $0.67 per diluted share.

Other (Income) Expense, net

Other (income) expense, net is comprised of the following:

	Year Ended August 31,
	2003	2002	2001
	(in thousands)
Gain on insurance recovery	$—	$(623)	$(983)
(Gain) loss on QMC divestiture	—	(124)	738
Net present value of idled lease	—	—	1,531
Net foreign currency transaction gain	(2,526)	(311)	(1,247)
Net patent infringement settlement gain	(450)	—	—
Loss on sale of investments	115	—	—
Other	623	199	446

Other (income) expense, net	$(2,238)	$(859)	$485

The net foreign currency translation gain in fiscal 2003 includes a net gain of $1.0 million related to the liquidation of two foreign subsidiaries. During the second quarter of fiscal 2003, the Company reached a settlement in a patent infringement matter in which the counterparty received a non-exclusive license, subject to the payment of royalties, to use certain patents of the Company until expiration. In connection with the settlement, the Company recorded a gain of $0.5 million, net of litigation and other related costs.

See Note 14, “Other Items”, in the Notes to Consolidated Financial Statements for information regarding the gains recorded for insurance recoveries in fiscal 2001 and 2002, as well as the net present value of the idled lease recorded in fiscal 2001.

Income Tax Expense

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the federal statutory rate, state tax rates in the jurisdictions where we do business, and our ability to utilize various tax credits. The Company’s effective income tax rate on earnings from continuing operations in fiscal 2003 was 35.3%, compared to 36.2% in fiscal 2002. This decrease is the result of a lower effective state income tax rate and utilization of foreign tax credits. The Company’s effective income tax rate on earnings from continuing operations for fiscal 2002 was 36.2%, compared to 40.3% for fiscal 2001. The decrease is primarily due to ceasing the amortization of goodwill in fiscal 2002, most of which was not deductible for income tax purposes, and lower overall effective tax rates in foreign jurisdictions. For more information regarding the variations in effective tax rates for the periods presented, see Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements.

Discontinued Operations

See Note 10, “Distribution and Discontinued Operations” and Note 16, “Contingencies and Litigation” in the Notes to Consolidated Financial Statements for information regarding the results of our discontinued operations.

Cumulative Effect of Change in Accounting Principle

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on September 1, 2001. Under the transitional provisions of SFAS No. 142, the Company recorded a goodwill impairment loss associated with its Milwaukee Cylinder reporting unit of $7.2 million in fiscal 2002. The impairment loss has been recorded as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Earnings. See Note 5, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements for more information regarding this change in accounting principle.

Restructuring Reserves

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans are designed to reduce administrative and operational costs and resulted in the recording of a $11.7 million restructuring reserve in the purchase accounting process. Of the reserve, $2.6 million relates to the closure of Kopp’s manufacturing facility in Ingolstadt, Germany, with the balance primarily representing other employee severance costs to be incurred in connection with the transfer of certain production to lower cost locations and general reductions in the workforce. As a result of these plans, the Company expects to terminate a sizeable number of employees in the first 24 months of Kopp ownership. As of August 31, 2003 the Ingolstadt facility was closed, approximately 100 employees were terminated and agreements were in place for additional reductions in fiscal 2004.

A rollforward of the restructuring reserve follows (in thousands):

	Reserves Established	Cash Payments	Currency Impact	August 31, 2003 Balance
Severance	$11,180	$(4,125)	$1,352	$8,407
Exit costs	550	(236)	75	389

Total reserve	$11,730	$(4,361)	$1,427	$8,796

Critical Accounting Policies

The Company’s significant accounting policies are disclosed in the Notes to Consolidated Financial Statements. The more critical of these policies include consolidation and presentation of financial statements, revenue recognition, inventory valuation, goodwill and other intangible asset accounting, and the use of estimates, which are summarized below.

Consolidation and Presentation:    The Consolidated Financial Statements include the accounts of Actuant Corporation and its consolidated subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares. The minority interest amount included on the Consolidated Balance Sheet as of August 31, 2003 represents the amount of equity attributable to minority shareholders of consolidated subsidiaries. The results of companies acquired or disposed are included in the Consolidated Financial Statements from the date of acquisition or until the date of disposal. All significant intercompany balances, transactions, and profits have been eliminated in consolidation.

Revenue Recognition:    Revenue is recognized when title to the products being sold transfers to the customer, which is upon shipment.

Inventories:    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 43% and 56% of total inventories at August 31, 2003 and 2002, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the Consolidated Balance Sheet by approximately $5.6 million and $6.7 million at August 31, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets:    Other intangible assets with definite lives, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from three to twenty-five years. Other intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing. Goodwill is not amortized, but is subjected to annual impairment testing in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company performed impairment tests of its goodwill at August 31, 2003 and 2002 and at September 1, 2001.

Use of Estimates:    As required under generally accepted accounting principles, the Consolidated Financial Statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods presented. They also affect the disclosure of contingencies. See Note 10, “Distribution and Discontinued Operations,” Note 9, “Income Taxes”, and Note 16, “Contingencies and Litigation” in the Notes to Consolidated Financial Statements for further information. Actual results could differ from those estimates and assumptions.

Liquidity and Capital Resources

Cash and cash equivalents totaled $4.6 million and $3.0 million at August 31, 2003 and 2002, respectively. Our goal is to maintain low cash balances, utilizing any excess cash to pay down debt in an effort to minimize financing costs.

The Company generated cash from operating activities of continuing operations of $49.4 million, $18.9 million and $95.1 million in fiscal 2003, 2002 and 2001, respectively. Fiscal 2003 operating cash flows exceeded fiscal 2002 because (1) fiscal 2002 includes an incremental $9.1 million of redemption premiums paid on the 13% Notes, (2) fiscal 2002 cash interest payments were $14.5 million greater due to higher debt levels, and (3) income tax and transaction costs of approximately $7.0 million were paid in fiscal 2002 related to the August 2001 sale of Mox-Med. Fiscal 2002 operating cash flows were lower than fiscal 2001 because (1) fiscal 2001 operating cash flows include the proceeds from the accounts receivable securitization program of $25.3 million (see Note 3 “Accounts Receivable Financing”), (2) fiscal 2001 includes the receipt of $28.7 million of tax refunds, (3) interest payments on the 13% Senior Subordinated Notes (the “13% Notes”) were $5.6 million higher than in fiscal 2001 since only nine months of interest was paid in fiscal 2001 versus twelve months in fiscal 2002 and interest was due on the 13% Notes that were repurchased in the fourth quarter, (4) income tax and transaction costs of approximately $7.0 million were paid in fiscal 2002 related to the August 2001 sale of Mox-Med, and (5) $10.8 million of redemption premiums on the 13% Notes were paid in fiscal 2002.

Cash provided by (used in) investing activities of continuing operations was $(20.7) million, $(4.8) million, and $28.1 million in fiscal 2003, 2002 and 2001, respectively. Fiscal 2003 cash flows consisted of $12.7 million of capital expenditures and $9.2 of cash paid for acquisitions, offset by $1.1 million of proceeds from the sale of fixed assets. Fiscal 2002 cash flows consisted of $10.0 million of capital expenditures and the payment of the deferred purchase price related to the Dewald acquisition, partially offset by $3.2 million of proceeds from the sale of fixed assets and $2.9 million of recoveries under an insurance settlement. Fiscal 2001 cash flows consisted of $6.7 million of capital expenditures and $11.3 million of cash paid for acquisitions, offset by $1.9 million of proceeds from the sale of fixed assets, $2.4 million of insurance proceeds and $41.7 million of cash proceeds from business unit divestitures.

Cash used in financing activities was $27.3 million, $37.7 million and $106.3 million in fiscal 2003, 2002 and 2001, respectively, the majority of which represented debt repayments. Fiscal 2003 cash flows from financing activities primarily consisted of $9.4 million used to redeem a portion of the 13% Notes, $21.1 million used for net repayments on all other debt, offset by $1.5 million of proceeds from the early termination of an interest rate swap. In fiscal 2002 cash flows from financing activities primarily reflect the proceeds of the equity offering, offset by debt repayments on both the 13% Notes and the senior secured credit agreement. Fiscal 2001 cash flows primarily reflect net debt repayments.

Debt

Debt outstanding at August 31, 2003 totaled $169.8, a $22.8 million reduction from the $192.6 million at August 31, 2002. Since the Distribution on July 31, 2000, the Company has reduced its indebtedness from approximately $451 million to approximately $170 million as of August 31, 2003. This approximate $281 million reduction was accomplished as follows (in millions):

Business divestiture, net of taxes	$33
Proceeds from accounts receivable securitization	24
Debt reduction from equity offering proceeds	86
Business acquisitions, including assumed debt	(27)
Tax refund related to discontinued operations	21
Free cash flow from operations and other	144

$281

The Company has made considerable effort to reduce its debt and financing costs since the Distribution. A major part of this was the reduction in outstanding borrowings in the form of its 13% Notes. The Company redeemed $70 million of the 13% Notes with the proceeds from our February 2002 equity offering, and retired an additional $19.8 million of 13% Notes since then via open-market repurchases. Total 13% Notes outstanding at August 31, 2003 were approximately $110 million. The approximate $90 million principle reduction in 13% Notes has resulted in an $11.7 million reduction in financing costs. Subsequent to the end of fiscal 2003, the Company acquired an additional $15 million of the 13% Notes on the open market, resulting in approximately $95 million of outstanding 13% Notes at September 30, 2003. We may repurchase additional 13% Notes on the open market, from time to time, as cash flow and borrowing availability permit and if the offering price is attractive to the Company.

In connection with the Kopp Acquisition, the Company assumed three Euro denominated term loans totaling $5.5 million. Two of the loans bear interest at floating rates ranging from EURIBOR plus 0.76% to EURIBOR plus 1.25% and are payable semiannually through June 2007. The third loan bears interest at a fixed rate of 4.5% and is payable semiannually through September 2008. See Note 2, “Acquisitions and Divestitures,” for more information on the Kopp Acquisition.

See the “Timing of Commitments” table below for the maturities schedule of long-term debt outstanding at August 31, 2003.

At August 31, 2003 the Company was party to one interest rate swap to convert variable rate debt to a fixed rate (which expired September 5, 2003) with a total notional value of $25 million and one interest rate swap to convert fixed rate debt to a variable rate with a notional amount of $25 million. See Note 1, “Summary of Significant Accounting Policies,” and Note 6, “Debt” in the Notes to Consolidated Financial Statements for more information.

Equity Offering

The Company issued 6,900,000 shares of previously unissued shares of Class A Common Stock in February 2002 for $15.25 per share (the “Equity Offering”). Cash proceeds from the Equity Offering, net of underwriting discounts, were approximately $99.7 million. See Note 6, “Debt” and Note 11, “Capital Stock” in the Notes to Consolidated Financial Statements for further information regarding the Equity Offering.

In March 2002, the Company used the proceeds from the Equity Offering to redeem $70 million of the 13% Notes and pay down $16.5 million of debt under the senior secured credit agreement. In the third quarter of fiscal 2002, the Company refinanced a portion of the senior secured credit agreement to achieve $1.3 million in annual interest savings. In conjunction with the refinancing, all outstanding Tranche B institutional term loans were extinguished and $85.0 million of New Tranche A term loans were funded by existing bank lenders. At August 31, 2002, the remaining $66.2 million New Tranche A term loans, with a final maturity in June 2006, were priced at LIBOR plus 2.25%, which was reduced to LIBOR plus 2.00% in early October 2002 due to the improvement in our leverage ratio. The term loans are subject to a pricing grid, which allows for further increases or decreases depending on the leverage ratio.

Commitments and Contingencies

The Company leases certain facilities, computers, equipment and vehicles under various operating lease agreements, generally over periods from one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. See Note 7, “Leases,” in the Notes to Consolidated Financial Statements and the “Timing of Commitments” table below for further information.

As discussed in Note 10, “Distribution and Discontinued Operations” in the Notes to Consolidated Financial Statements, the Company is contingently liable for certain lease agreements held by APW or its successors. If APW or its successors do not fulfill their obligations under the leases, the Company could be liable for such leases. The discounted present value of future minimum lease payments for such leases totals approximately $18.3 million at August 31, 2003. The future undiscounted minimum lease payments for these leases are as follows: $4.3 million in calendar 2004; $3.1 million in calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; and $9.1 million thereafter. A future breach of the lease agreements by APW or its successors could potentially have a material adverse effect on the Company’s results of operations and financial position.

As more fully discussed in Note 3, “Accounts Receivable Financing” in the Notes to Consolidated Financial Statements, the Company is party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $23.9 million and $24.9 million at August 31, 2003 and 2002, respectively. If the Company were to discontinue this securitization program, at August 31, 2003 it would have been required to borrow approximately $23.9 million to finance the working capital increase. Total capacity under the program is approximately $35 million.

Pursuant to an agreement with the Company’s former subsidiary, APW, the Company will be required to pay an estimated $18 to $19 million to APW or other third parties as Distribution related contingencies are resolved. This amount is accrued in “Other long-term liabilities” in the Consolidated Balance Sheets. The Company estimates that these payments will occur in fiscal 2005, and will be funded by availability under the revolving credit facilities and funds generated from operations. In addition, cash outflows will be required in fiscal 2004 to fund the remaining Kopp purchase price of $1.6 million, the $3.2 million acquisition of the Kopp minority interest, and the Kopp restructuring cash flow requirements. See Note 2, “Acquisitions and Divestitures,” in the accompanying Consolidated Financial Statements for further information about Kopp.

The Company’s Federal income tax return for fiscal year 2000 is presently under audit by the Internal Revenue Service (“IRS”). Company management believes that adequate reserves are maintained as of August 31, 2003 to cover a reasonable estimate of its potential exposure with respect to the income tax liabilities that may result from such audit. Nonetheless, there can be no assurance that such reserves will be sufficient upon completion of the IRS audit, and if not, there could be a material adverse impact on the Company’s financial position and results of operations.

At August 31, 2003 the Company had outstanding letters of credit totaling $6.4 million for contractual and contingent payments due to the former owners of Kopp and for contingent payments related to indemnifications provided to purchasers of sold subsidiaries.

Timing of Commitments

The timing of payments due under the Company’s commitments is as follows:

Contractual Obligations(a)

Years Ended August 31,	Long-term Debt Obligations	Operating Lease Obligations	Kopp Deferred Purchase Price	Total
Amounts in 000’s
2004	$8,918	$7,898	$1,648	$18,464
2005	14,657	7,144	—	21,801
2006	34,734	5,200	—	39,934
2007	1,150	3,176	—	4,326
2008	801	4,521	—	5,322
Thereafter	108,350	6,310	—	114,660

Total	$168,610	$34,249	$1,648	$204,507

(a)	The preceding table excludes the $18 - $19 million of payments due to APW or other third parties as Distribution related contingencies are resolved and the $3.2 million acquisition of the Kopp minority interest, as the exact timing of these payments are not known. The Company estimates that such payments will be made in fiscal 2004 and 2005.

Dividends have not been declared or made during fiscal 2003, nor does the Company expect to pay dividends in the foreseeable future. Cash flow will instead be retained for working capital needs, acquisitions, and to reduce outstanding debt. At August 31, 2003, the Company had approximately $93.2 million of availability under its revolver. In September 2003, approximately $20 million was used to fund the repurchase of a portion of the 13% Notes and $30 million was utilized to acquire Kwikee Products Company, Inc. (see Note 17 “Subsequent Events” for further information). As a result, the Company had approximately $43 million available under its revolver at September 30, 2003. The Company believes that, if needed, additional borrowing capacity could be attained. The Company’s senior secured credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, interest and fixed cost coverage ratios, maximum leverage, capital expenditures, acquisitions, excess cash flow, dividends, and other restricted payments. At August 31, 2003 the Company was in compliance with all debt covenants. The Company believes that availability under its credit facilities, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements.

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

Our receivables are derived from a diverse customer base in a number of industries. The largest single customer generated approximately 5.8% of fiscal 2003 net sales.

Capital Expenditures

The majority of our manufacturing operations consist of the assembly of components that are sourced from a variety of vendors. We believe that our capital expenditure requirements are not as extensive as many other industrial companies given the assembly nature of our operations. Capital expenditures for the fiscal years ended August 31, 2003, 2002, and 2001 were $12.7 million, $10.0 million, and $6.7 million, respectively.

Capital expenditures have historically been funded by operating cash flows and borrowings under revolving credit facilities. For the past three fiscal years, capital expenditures were invested primarily in machinery and equipment and computer systems. Fiscal 2003 capital expenditures were higher than the previous two fiscal years due to the continued ramp up in the automotive convertible top business to support the new automotive business won by the Company. Fiscal 2002 capital expenditures were higher than 2001 due to capital spending resulting from the February 2001 fire at our plant in Oldenzaal, The Netherlands and higher spending relating to new automotive production lines to support new convertible top business. There are no significant capital programs planned in the near future that would require expenditures in excess of fiscal 2003 levels.

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

A discussion of the Company’s accounting policies for derivative financial instruments is included within Note 1 “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements.

Currency Risk:    The Company has exposure to foreign currency exchange fluctuations. Approximately 51% and 33% of our revenues for the year ended August 31, 2003 and 2002, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 78% and 68%, respectively, were denominated in euro, with the majority of the remainder denominated in various Asian and other European currencies. The Company does not expect to hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

The Company’s identifiable foreign currency exchange exposure results primarily from the anticipated purchase of product from affiliates and third party suppliers and from the repayment of intercompany loans between subsidiaries denominated in foreign currencies. The Company periodically identifies areas where it does not have naturally occurring offsetting positions and then may purchase hedging instruments to protect against anticipated exposures. There are no such hedging instruments in place as of October 24, 2003. The Company’s financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables and receivables.

Interest Rate Risk:    The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are indexed to the LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At August 31, 2003, the Company was a party to two interest rate swap agreements. One of these swap contracts converts $25 million of the Company’s floating rate debt, issued pursuant to the senior secured credit agreement, to fixed rate debt. The second swap contract converts $25 million of fixed rate senior subordinated debt to a variable rate. At August 31, 2003, the aggregate fair value of these contracts was approximately $(1.8) million. A 10 percent increase or decrease in the applicable interest rates on unhedged variable rate debt would result in a change in pre-tax interest expense of approximately $0.1 million on an annual basis.

The Company’s senior secured credit agreement stipulates that no more than 50% of total debt shall be effectively subject to a floating interest rate at the time an interest rate swap agreement is entered into. The Company is in compliance with this requirement.

Item 8.    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Actuant Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Actuant Corporation and its subsidiaries at August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” relating to the classification of gains and losses from extinguishment of debt effective September 1, 2002.

As discussed in Note 5 to the consolidated financial statements, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective September 1, 2001.

PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin

September 26, 2003, except as to the stock split discussed in Note 17,

for which the date is October 21, 2003

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Year Ended August 31,
	2003	2002	2001
Net sales	$585,393	$462,950	$481,939
Cost of products sold	395,409	303,919	313,030

Gross profit	189,984	159,031	168,909
Selling, administrative and engineering expenses	114,928	85,446	88,985
Amortization of intangible assets	2,271	2,453	6,236
Restructuring charge	—	—	1,740

Operating profit	72,785	71,132	71,948
Other expense (income):
Net financing costs	21,430	32,723	49,199
Charge for early extinguishment of debt	1,974	16,358	—
Litigation charge associated with divested businesses	6,502	—	—
Gain on sale of businesses	—	—	(18,508)
Other (income) expense, net	(2,238)	(859)	485

Earnings from continuing operations before income tax expense and minority interest	45,117	22,910	40,772
Income tax expense	15,924	8,291	16,417
Minority interest, net of income taxes	227	—	—

Earnings from continuing operations	28,966	14,619	24,355
Discontinued operations, net of income taxes	—	(10,000)	(781)
Cumulative effect of change in accounting principle, net of income taxes	—	(7,200)	—

Net earnings (loss)	$28,966	$(2,581)	$23,574

Basic earnings (loss) per share:
Earnings from continuing operations	$1.24	$0.73	$1.53
Discontinued operations, net of income taxes	—	(0.50)	(0.05)
Cumulative effect of change in accounting principle, net of income taxes	—	(0.36)	—

Total	$1.24	$(0.13)	$1.48

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.18	$0.69	$1.47
Discontinued operations, net of income taxes	—	(0.47)	(0.05)
Cumulative effect of change in accounting principle, net of income taxes	—	(0.34)	—

Total	$1.18	$(0.12)	$1.42

Weighted average common shares outstanding:
Basic	23,350	19,986	15,900

Diluted	24,464	21,166	16,610

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	August 31,
	2003	2002
A S S E T S
Current Assets
Cash and cash equivalents	$4,593	$3,043
Accounts receivable, net of allowances of $3,701 and $3,174, respectively	81,825	58,304
Inventories, net	67,640	54,898
Deferred income taxes	14,727	9,127
Prepaid expenses	3,977	4,592

Total Current Assets	172,762	129,964
Property, Plant and Equipment
Land, buildings, and improvements	32,207	14,940
Machinery and equipment	118,294	100,870

Gross property, plant and equipment	150,501	115,810
Less: Accumulated depreciation	(91,304)	(78,982)

Property, Plant and Equipment, net	59,197	36,828
Goodwill	101,680	101,361
Other Intangibles, net of accumulated amortization of $14,552 and $12,362, respectively	19,521	18,466
Other Long-term Assets	8,493	7,992

Total Assets	$361,653	$294,611

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities
Short-term borrowings	$1,224	$2,993
Trade accounts payable	53,045	47,834
Accrued compensation and benefits	16,773	12,362
Accrued interest	5,208	5,953
Income taxes payable	21,444	18,365
Current maturities of long-term debt	8,918	6,788
Other current liabilities	35,545	17,971

Total Current Liabilities	142,157	112,266
Long-term Debt, less Current Maturities	159,692	182,783
Deferred Income Taxes	8,841	4,409
Pension and Postretirement Benefit Liabilities	29,430	11,550
Other Long-term Liabilities	29,042	27,222

Minority Interest in Net Equity of Consolidated Affiliates	4,117	—

Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 32,000,000 and 16,000,000 shares, issued and outstanding 23,512,406 and 11,595,417 shares, respectively	4,702	2,319
Additional paid-in capital	(522,627)	(523,419)
Retained earnings	528,122	499,156
Stock held in trust	(636)	(511)
Deferred compensation liability	636	511
Accumulated other comprehensive loss	(21,823)	(21,675)

Total Shareholders’ Deficit	(11,626)	(43,619)

Total Liabilities and Shareholders’ Deficit	$361,653	$294,611

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2003	2002	2001
Operating activities
Earnings from continuing operations	$28,966	$14,619	$24,355
Adjustments to reconcile earnings from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	15,077	12,361	16,563
Amortization of debt discount and debt issuance costs	1,479	2,337	2,352
Write-off of debt discount and debt issuance costs in conjunction with early extinguishment of debt	317	5,558	—
Loss (gain) on sale of assets	71	169	(267)
Gain on sale of businesses, net	—	—	(18,508)
Provision for deferred income taxes	4,115	1,371	1,107
Changes in components of working capital:
Accounts receivable	1,540	(984)	28,268
Inventories	5,645	2,500	11,150
Prepaid expenses and other assets	4,387	(2,108)	30,053
Trade accounts payable	(2,233)	6,705	(4,523)
Other liabilities	(9,945)	(23,587)	4,593

Cash provided by continuing operations	49,419	18,941	95,143

Investing activities
Proceeds from sale of property, plant and equipment	1,109	3,219	1,907
Capital expenditures	(12,671)	(10,044)	(6,709)
Business acquisitions	(9,174)	(785)	(11,250)
Proceeds from business and product line dispositions	—	—	41,692
Proceeds from insurance recovery	—	2,858	2,427

Cash provided by (used in) investing activities	(20,736)	(4,752)	28,067

Financing activities
Net proceeds from issuance of common stock	—	99,705	—
Partial redemption and repurchases of 13% senior subordinated notes	(9,425)	(80,442)	—
Net principal payments on debt	(21,136)	(56,888)	(106,897)
Stock option exercises	1,726	1,254	579
Other	1,532	(1,308)	—

Cash used in financing activities	(27,303)	(37,679)	(106,318)

Effect of exchange rate changes on cash	170	(21)	(234)

Net increase (decrease) in cash and cash equivalents	1,550	(23,511)	16,658
Cash and cash equivalents—beginning of year	3,043	26,554	9,896

Cash and cash equivalents—end of year	$4,593	$3,043	$26,554

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
Balance at August 31, 2000	$7,923	$(632,050)	$478,163	$(16,991)	$—	$—	$(162,955)
Net earnings	—	—	23,574	—	—	—	23,574
Currency translation adjustments	—	—	—	(2,590)	—	—	(2,590)
Hedges of net investment in foreign subsidiaries	—	—	—	828	—	—	828
Additional minimum pension liability adjustment, net of taxes	—	—	—	(296)	—	—	(296)
Fair value of interest rate swaps, net of taxes	—	—	—	(178)	—	—	(178)

Total comprehensive income							21,338

1-for-5 reverse stock split	(6,350)	6,350	—	—	—	—	—
Restricted stock awards	—	24	—	—	—	—	24
Stock option exercises	30	549	—	—	—	—	579
Tax benefit of stock option exercises	—	1,260	—	—	—	—	1,260

Balance at August 31, 2001	1,603	(623,867)	501,737	(19,227)	—	—	(139,754)
Net loss	—	—	(2,581)	—	—	—	(2,581)
Currency translation adjustments	—	—	—	1,825	—	—	1,825
Hedges of net investment in foreign subsidiaries	—	—	—	(828)	—	—	(828)
Additional minimum pension liability adjustment, net of taxes	—	—	—	(3,087)	—	—	(3,087)
Fair value of interest rate swaps, net of taxes	—	—	—	(358)	—	—	(358)

Total comprehensive loss							(5,029)

Common stock offering	690	98,265	—	—	—	—	98,955
Restricted stock awards	—	14	—	—	—	—	14
Stock option exercises	26	1,228	—	—	—	—	1,254
Tax benefit of stock option exercises	—	941	—	—	—	—	941
Stock acquired and placed in rabbi trust for Director Deferred Compensation Plan	—	—	—	—	(511)	511	—

Balance at August 31, 2002	2,319	(523,419)	499,156	(21,675)	(511)	511	(43,619)
Net earnings	—	—	28,966	—	—	—	28,966
Currency translation adjustments	—	—	—	(159)	—	—	(159)
Additional minimum pension liability adjustment, net of taxes	—	—	—	(547)	—	—	(547)
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	14	—	—	14
Fair value of interest rate swaps, net of taxes	—	—	—	544	—	—	544

Total comprehensive income							28,818

2-for-1 stock split	2,351	(2,351)	—	—	—	—	—
Restricted stock awards	—	69	—	—	—	—	69
Stock option exercises	32	896	—	—	—	—	928
Tax benefit of stock option exercises	—	2,178	—	—	—	—	2,178
Stock acquired and placed in rabbi trust for Director Deferred Compensation Plan	—	—	—	—	(125)	125	—

Balance at August 31, 2003	$4,702	$(522,627)	$528,122	$(21,823)	$(636)	$636	$(11,626)

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Consolidation and Presentation:    The Consolidated Financial Statements include the accounts of Actuant Corporation and its consolidated subsidiaries (“Actuant,” “Applied Power,” or the “Company”). In these notes, Actuant refers to Applied Power Inc. and its subsidiaries before the Distribution and Actuant Corporation and its subsidiaries after the Distribution. On January 9, 2001, Applied Power Inc. shareholders approved the change of the name of the Company to Actuant Corporation. Actuant consolidates companies in which it owns or controls more than fifty percent of the voting shares. The minority interest amount included on the Consolidated Balance Sheet as of August 31, 2003 represents the amount of equity attributable to minority shareholders of consolidated subsidiaries. The results of companies acquired or disposed of during the fiscal year are included in the Consolidated Financial Statements from the effective date of acquisition or until the date of disposal. All significant intercompany balances, transactions and profits have been eliminated in consolidation.

Cash Equivalents:    The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Inventories:    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (approximately 43% and 56% of total inventories in 2003 and 2002, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than the amounts in the Consolidated Balance Sheets by approximately $5.6 million and $6.7 million at August 31, 2003 and 2002, respectively.

Property, Plant and Equipment:    Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line method over the estimated useful lives of the assets, ranging from ten to thirty years for buildings and improvements and two to seven years for machinery and equipment. Capital leases and leasehold improvements are amortized over the life of the related asset or the life of the lease whichever is shorter.

Impairment of Long-lived Assets:    On September 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The adoption of SFAS No. 144 did not have a significant impact in the Company’s financial position or results of operations.

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. For property, plant and equipment and other long-lived assets, excluding indefinite lived intangible assets, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

Goodwill and Other Intangible Assets:    Other intangible assets with definite lives, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from three to twenty-five years. Other intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing. Goodwill is not amortized, but is subjected to annual impairment testing in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company performed impairment tests of its goodwill at August 31, 2003 and 2002 and at September 1, 2001.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranty Costs:    The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty for fiscal 2003:

Balance as of August 31, 2002	$2,405
Provision for warranties	3,654
Warranty payments and costs incurred	(3,520)
Warranty reserves of acquired businesses	568
Currency impact	329

Balance as of August 31, 2003	$3,436

Revenue Recognition:    Revenue is recognized when title to the products being sold transfers to the customer, which is upon shipment.

Shipping and Handling Costs:    The Company records costs associated with shipping it products within cost of products sold.

Research and Development Costs:    Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $4.3 million, $3.1 million and $3.4 million in fiscal 2003, 2002 and 2001, respectively.

Financing Costs:    Net financing costs represent interest expense, financing fees, amortization of debt issuance and discount costs and accounts receivable financing costs, net of interest income earned.

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

Foreign Currency Translation:    The financial statements of the Company’s foreign operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each applicable period for revenues, expenses, and gains and losses. Translation adjustments are reflected in the balance sheet caption “Accumulated other comprehensive loss.” Net gains resulting from foreign currency transactions were $2.5 million, $0.3 million, and $1.2 million in fiscal 2003, 2002 and 2001, respectively, and are recorded in “Other (income) expense, net” in the Consolidated Statements of Earnings. The $2.5 million of net foreign currency gain recognized in fiscal 2003 includes a net gain of approximately $1.0 million related to the liquidation of two foreign subsidiaries.

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

Accounting for Derivatives and Hedging Activities:    All derivatives are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (“fair value” hedge), a hedge of a forecasted transaction or of the

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the cumulative translation adjustment accounts within equity.

At August 31, 2003 the Company was a party to one interest rate swap contract to convert variable rate debt to a fixed rate with a notional value of $25 million. At August 31, 2002 the Company was a party to two interest rate swap contracts to convert variable rate debt to a fixed rate with a combined notional value of $50 million. Unrealized gains (losses), net of income taxes, of $0.5 million and $(0.4) million were recorded in other comprehensive income to recognize the fair value of these contracts for the years ended August 31, 2003 and 2002, respectively. Realized losses of $0.1 million were recorded in “Net Financing Costs” in fiscal 2002 to recognize the portion of the contracts that became ineffective due to the pay down of term debt as a result of the common stock offering. See Note 11 “Capital Stock” for further information on the common stock offering.

On May 23, 2003 the Company terminated an interest rate swap contract, which converted fixed rate debt to variable rate debt. The Company received a cash settlement of $1.6 million, representing the fair value of the swap contract, from the counterparty. Prior to the termination, hedge accounting treatment was used since the contract was considered to be “effective” as the terms of the contract exactly matched the terms of the underlying debt. Hedge accounting treatment resulted in no net gain or loss being recorded in earnings related to changes in the fair value of the contract. At August 31, 2002, the fair value of the contract was recorded as a $0.2 million long-term asset with the offset recorded as a fair value adjustment to the 13% Notes. Because the swap was terminated, hedge accounting must also be discontinued as of May 23, 2003. At August 31, 2003, the $1.5 million fair value adjustment to the 13% Notes is treated as a premium to the underlying debt and is being amortized to net financing costs over the original remaining life of the contract.

Concurrent with the termination of the fixed to floating interest rate swap agreement described above, the Company entered into an interest rate swap contract to convert fixed rate debt to a variable rate with a notional amount of $25 million. No net gain or loss will be recorded in earnings related to changes in the fair value of this contract since this contract is also considered to be “effective” as the terms of the contract exactly match the terms of the underlying debt. The fair value of this contract was $(1.8) million at August 31, 2003.

The specific interest terms of each of the interest rate swap agreements outstanding at August 31, 2003 are as follows:

	Notional Amount	Swap Purpose	Fixed Rate	Variable Rate
Swap #1	$25 million	Convert variable rate debt to fixed rate	4.05%	Three-month LIBOR
Swap #2	$25 million	Convert fixed rate debt to variable rate	13.0%	Six-month LIBOR + 9.63%

At August 31, 2003 the three-month LIBOR was 1.14% and the six-month LIBOR was 1.21%. The swap contracts mature as follows: swap #1, September 5, 2003; swap #2, May 1, 2009. These maturity dates correspond to the maturity dates of the debt or the reset dates for the interest on the debt.

The Company has significant investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange rate volatility. During fiscal 2002, the Company utilized euro denominated debt agreements, entered into by the parent, to hedge its net investment in European subsidiaries. Gains and losses on

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the net investments in subsidiaries are offset by losses and gains in the euro denominated debt obligation of the parent. For the fiscal year ended August 31, 2002, $0.8 million of net losses related to the Euro denominated debt agreement were included in the cumulative translation adjustment. The parent company had no euro denominated debt obligations outstanding at August 31, 2003 or 2002.

Stock Options:    The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, “ and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For purposes of pro forma disclosures under SFAS No. 123, “Accounting for Stock based Compensation,” the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended August 31 is as follows:

	Fiscal Year Ended August 31,
	2003	2002	2001
Net earnings (loss), as reported	$28,966	$(2,581)	$23,574
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,207)	(833)	(452)

Pro forma net earnings (loss)	$27,759	$(3,414)	$23,122

Earnings (loss) per share:
Basic—as reported	$1.24	$(0.13)	$1.48
Basic—pro forma	$1.19	$(0.17)	$1.45

Diluted—as reported	$1.18	$(0.12)	$1.42
Diluted—pro forma	$1.13	$(0.16)	$1.39

The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net earnings and earnings per share for future years since options vest over several years and additional awards are generally made each year. In determining the effect of SFAS No. 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions:

	Fiscal Year Ended August 31,
	2003	2002	2001
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	45.38%	46.64%	47.27%
Risk-free rate of return	3.67%	3.18%	4.60%
Expected life	5.3 years	5.5 years	5.3 years

The weighted-average fair values per share of options granted in fiscal 2003, 2002 and 2001 are $10.86, $6.39, and $4.29 respectively.

Fair Value of Financial Instruments:    The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value as of August 31, 2003 and 2002 due to their short-term nature and the fact that the interest rates approximated year-end market rates of interest. The fair value of the Company’s outstanding $110.1 million 13% Subordinated Notes at August 31, 2003 was estimated to be $139.3 million based on quoted market prices.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements:    In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 effective September 1, 2002. As a result of the adoption of this statement, costs incurred by the Company in connection with the early retirement of debt will no longer be classified as extraordinary items. As required by SFAS No. 145, prior year financial statements have been reclassified.

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

Reclassifications:    Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation.

Note 2.    Acquisitions and Divestitures

Acquisitions

On September 3, 2002, the Company acquired approximately 80% of the outstanding capital stock of Heinrich Kopp AG (“Kopp” or the “Kopp Acquisition”). Kopp, headquartered in Kahl, Germany, is a leading provider of electrical products to the German, Austrian and Eastern European retail home center markets. The Kopp Acquisition provides the Tools & Supplies business with a European platform for its electrical tools and supplies, and supports its vision of being a global supplier in the electrical marketplace. In the transaction, the Company paid approximately $15.8 million (including the assumption of debt and deferred purchase price of $1.6 million, less acquired cash) for its 80% interest. The Company was also granted an option to acquire, and the sellers were granted a put option to sell, the remaining outstanding equity commencing in October 2003 for approximately $3.2 million. The Kopp Acquisition was funded with the proceeds of $10.5 million of borrowings under the Company’s existing revolving credit facility and the assumption of approximately $5.5 million of debt, less “acquired cash” of approximately $1.8 million on Kopp’s balance sheet. The transaction was accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Consolidated Financial Statements since the acquisition date. There was no goodwill recorded in the acquisition, as the purchase price was less than the fair value of the acquired assets and liabilities. Accordingly, the book

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the acquired long-lived assets has been reduced as required under generally accepted accounting principles. The following table shows the final allocation of purchase price to the acquired assets and liabilities of Kopp.

Accounts receivable	$17,458
Inventory	15,702
Deferred income tax assets	10,096
Other current assets	2,387
Property, plant and equipment	18,553
Other intangible and long-term assets	2,820
Trade accounts payable and short-term borrowings	(4,527)
Accrued compensation and benefits	(3,741)
Other current liabilities	(13,242)
Restructuring liability	(11,730)
Long-term debt	(5,510)
Deferred income tax liabilities	(3,156)
Other long-term liabilities	(13,331)
Minority interest	(3,049)

Cash paid, net of cash acquired	$8,730

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans are designed to reduce administrative and operational costs and resulted in a $11.7 million restructuring reserve being recorded in the purchase accounting process. Of the reserve, $2.6 million relates to the closure of Kopp’s manufacturing facility in Ingolstadt, Germany, with the balance primarily representing other employee severance costs to be incurred in connection with the transfer of certain production to lower cost locations and general reductions in the workforce. As a result of these plans, the Company expects to terminate a sizeable number of employees in the first 24 months of Kopp ownership. As of August 31, 2003, the Ingolstadt facility had been closed, approximately 100 employees were terminated and agreements were in place for additional reductions in fiscal 2004.

A rollforward of the restructuring reserve follows:

	Reserves Established	Cash Payments	Currency Impact	August 31, 2003 Balance
Severance	$11,180	$(4,125)	$1,352	$8,407
Exit costs	550	(236)	75	389

Total reserve	$11,730	$(4,361)	$1,427	$8,796

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma results of operations of the Company for the twelve months ended August 31, 2002 give effect to the Kopp acquisition as though the transaction had occurred at the beginning of fiscal 2002.

Year Ended August 31, 2002
Operating Results:
Net sales	$545,677
Earnings from continuing operations	$16,069
Net earnings	$(1,131)

Basic Earnings per share:
Earnings from continuing operations	$0.80
Net earnings	$(0.06)

Diluted Earnings per share:
Earnings from continuing operations	$0.76
Net earnings	$(0.05)

The unaudited pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the transaction taken place at the beginning of fiscal 2002 or the future results of operations.

In April 2003 the Company acquired Shanghai Sanxin Hydraulic Co., Ltd. (“Sanxin”), a Chinese hydraulics manufacturer, for a total of $1.7 million in cash and assumed debt. Due to a lack of materiality, a purchase price allocation and other financial statement disclosures are not presented herein.

In March 2001, the Company, through a wholly owned subsidiary, acquired certain assets and assumed certain liabilities of Dewald Manufacturing, Inc. (“Dewald”). Dewald is engaged in the design and manufacture of recreational vehicle (“RV”) slide out and leveling systems for the North American RV market. The results of operations of Dewald are included in the accompanying financial statements since the date of acquisition as part of the Engineered Solutions segment. The acquisition was accounted for as a purchase, and the purchase price of $12.0 million (including deferred purchase price of $1.0 million) was allocated to the fair value of the assets acquired and the liabilities assumed. The excess purchase price over the fair value of assets acquired, which approximated $8.8 million, was recorded as goodwill. This acquisition was funded by borrowings under Actuant’s senior secured credit facility. In March 2002, the Company paid the deferred purchase price to the former owners of Dewald.

Divestitures

In May 2001, the Company sold the Quick Mold Change (“QMC”) product line in the Tools & Supplies segment to the QMC business management team for approximately $1.0 million. QMC had annual sales of approximately $6.0 million. The sale resulted in a loss of approximately $0.7 million, $0.4 million after-tax, which is recorded in “Other (income) expense, net” in the Consolidated Statement of Earnings.

In August 2001, the Company completed the sale of Mox-Med, Inc. (“Mox-Med”), a business unit in the Engineered Solutions segment. Mox-Med had annual sales of approximately $18.0 million at the time of the sale. Cash proceeds from the sale were approximately $40.5 million, which resulted in a net gain of $18.5 million, $11.1 million after tax. This gain is recorded in “Loss (gain) on sale of businesses” in the Consolidated Statement of Earnings. The Company paid approximately $7.0 million in income taxes and transaction fees related to the sale of Mox-Med during fiscal 2002.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Accounts Receivable Financing

During fiscal 2001, the Company established an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. Participation interests in new receivables are purchased by the special purpose subsidiary and resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser. The Company’s retained interest in the receivable pool is recorded at fair value. The securitization program has a final maturity in May 2006, subject to the renewal of a 364 day back-up liquidity commitment provided by the Purchaser. At August 31, 2003, the total credit capacity under the program was approximately $35 million.

Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows. Trade receivables sold and being serviced by the Company were $23.9 million and $24.9 million at August 31, 2003 and 2002, respectively.

Accounts receivable financing costs of $0.5 million, $1.0 million, and $0.9 million for the years ended August 31, 2003, 2002 and 2001, respectively, are included in net financing costs in the accompanying Consolidated Statements of Earnings. Total cash proceeds under the trade accounts receivable financing program were $111.1 million and $129.4 million for the years ended August 31, 2003 and 2002, respectively.

Note 4.    Net Inventories

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

Note 5.    Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on September 1, 2001. Under the transitional provisions of SFAS No. 142, the Company recorded a goodwill impairment loss associated with its Milwaukee Cylinder reporting unit of $7.2 million, or $(0.43) per diluted share, in the first quarter of fiscal 2002 due to declining near term results given then current economic conditions. The fair value of the reporting unit was estimated considering both an income and market multiple approach. The impairment loss has been recorded as a cumulative effect of change in accounting principle on the accompanying Consolidated Statements of Earnings.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth a reconciliation of net income and earnings per share information for the years ended August 31, 2003, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.

	For the Years Ended August 31,
	2003	2002	2001
Net earnings (loss):
Reported earnings from continuing operations	$28,966	$14,619	$24,355
Reported net earnings (loss)	28,966	(2,581)	23,574

Add: Goodwill amortization of continuing operations, net of tax effect	—	—	2,372

Adjusted earnings from continuing operations	28,966	14,619	26,727
Adjusted net earnings (loss)	$28,966	$(2,581)	$25,946

Basic earnings per share:
Adjusted earnings from continuing operations	$1.24	$0.73	$1.68
Adjusted net earnings (loss)	$1.24	$(0.13)	$1.63

Diluted earnings per share:
Adjusted earnings from continuing operations	$1.18	$0.69	$1.61
Adjusted net earnings (loss)	$1.18	$(0.12)	$1.56

The changes in the carrying amount of goodwill for the years ended August 31, 2003 and 2002 are as follows:

	Tools & Supplies Segment	Engineered Solutions Segment	Total
Balance as of August 31, 2001	$42,882	$65,242	$108,124
Transitional impairment charge	—	(7,200)	(7,200)
Purchase price allocation adjustment	—	491	491
Currency impact	—	(54)	(54)

Balance as of August 31, 2002	$42,882	$58,479	$101,361
Business acquired	283	—	283
Currency impact	49	(13)	36

Balance as of August 31, 2003	$43,214	$58,466	$101,680

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill and other indefinite lived intangibles as of August 31, 2003 and 2002 are as follows:

	August 31, 2003			August 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$22,376	$9,391	$12,985	$21,703	$8,049	$13,654
Trademarks	4,496	1,303	3,193	4,516	1,095	3,421
Non-compete agreements	3,342	3,086	256	3,268	2,562	706
Other	1,349	772	577	1,341	656	685

Total	$31,563	$14,552	$17,011	$30,828	$12,362	$18,466

In connection with the acquisition of Kopp in the first quarter of fiscal 2003, the Company acquired certain patents totaling approximately $0.7 million that will be amortized over their estimated useful life of eight years.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also acquired the “Kopp” tradename valued at approximately $2.4 million, which is classified as an indefinite lived intangible asset that is not subject to amortization. The Company also acquired $0.1 million of indefinite lived intangible assets that are not subject to amortization as part of the Sanxin acquisition. See Note 2, “Acquisitions and Divestitures,” for further information about the acquisition of Kopp and Sanxin. As of August 31, 2003, the Company did not own any other indefinite lived intangible assets other than the items mentioned above.

Amortization expense recorded on the intangible assets listed in the above table for the years ended August 31, 2003, 2002 and 2001 was $2.3 million, $2.5 million and $2.2 million respectively. The estimated amortization expense for each of the next five fiscal years is as follows:

2004	$1,903
2005	$1,702
2006	$1,671
2007	$1,671
2008	$1,671

Note 6.    Debt

Long-term Debt:    The Company’s long-term indebtedness at the end of its two most recently completed fiscal years was as follows:

	August 31,
	2003	2002
Senior secured credit agreement
Revolving credit borrowings	$400	$—
Term loan	48,000	66,151

Sub-total—Senior secured credit agreement	48,400	66,151
Senior subordinated notes (“13% Notes”), due 2009	110,133	119,558
Less: initial issuance discount	(946)	(1,206)
Less: fair value adjustments on interest rate swaps	(416)	154

Senior subordinated notes, net	108,771	118,506
Euro denominated term loans	11,439	4,914

Total debt, excluding short-term borrowings	168,610	189,571
Less: current maturities of long-term debt	(8,918)	(6,788)

Total long-term debt, less current maturities	$159,692	$182,783

In May 2002, the Company completed an amendment to the senior secured credit agreement, entering into an Amended and Restated Credit Agreement (the “Senior Credit Agreement”). In conjunction with the refinancing, a Term Loan in the amount of $85.0 million was funded and a $100.0 million revolving credit line (the “Revolver”) was made available. The Term Loan, as well as the Revolver, have a final maturity in June 2006 and can be prepaid at any time without premium or penalty. At August 31, 2003, outstanding Term Loan and Revolver borrowings were at interest rates of approximately 3.12%, which represented LIBOR plus a 2.00% spread. At August 31, 2002 the borrowing spread was LIBOR plus 2.25%. Borrowing spreads under the Senior Credit Agreement are subject to a pricing grid, which can result in further increases or decreases in the borrowing spread depending on the Company’s leverage ratio.

A non-use fee of 0.38% annually, is payable quarterly on the average unused Revolver credit line. The unused and available Revolver credit line at August 31, 2003 was approximately $93.2 million. The Senior Credit Agreement contains customary limits and restrictions concerning investments, sales of assets, liens on assets, interest and fixed cost coverage ratios, maximum leverage, capital expenditures, acquisitions, excess cash

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flow, dividends and other restricted payments. The Senior Credit Agreement is collateralized by substantially all domestic assets of the Company and its domestic subsidiaries and a pledge of 66% of the stock of certain foreign subsidiaries. As of August 31, 2003, the Company was in compliance with all debt covenants.

In conjunction with the Senior Credit Agreement entered into in May 2002, the Company recorded a pre-tax charge of $2.3 million to write-off a portion of the capitalized debt issuance costs from the original financing.

Actuant’s 13% Notes were issued at a price of 98.675% on July 31, 2000. The initial issuance discount is being amortized over the term of the notes, which mature in May 2009. The Notes carry a fixed 13.0% rate of interest, which is paid on November 1 and May 1 annually, and are U.S. Dollar denominated. There are no required principal payments on the Notes. The Company has the right to redeem all or a portion of the 13% Notes at certain specified redemption prices on or after May 1, 2007. The 13% Notes are unsecured obligations of the Company, and are subordinate in right of payment to the prior payment in full of all senior debt as defined in the indenture. In conjunction with the issuance of the 13% Notes, a number of the Company’s domestic subsidiaries have provided unconditional guarantees for their payment.

In March 2002 the Company used the proceeds from a common stock offering to redeem $70 million of the 13% Notes and optionally prepay $16.5 million of debt under the Senior Credit Agreement. See Note 11 “Common Stock” for further information on the public equity offering. The Company recorded a pre-tax charge of $12.0 million related to the redemption of the 13% Notes. The pre-tax charge consisted of the $9.1 million bond redemption premium payment and a $2.9 million non-cash write-off of the associated debt discount and debt issuance costs.

During the fourth quarter of fiscal 2002, the Company retired $10.4 million of its 13% Notes acquired through open market purchases. The Company recorded a pre-tax charge of $2.1 million for the $1.7 million bond redemption premium payment and the $0.4 million write-off of the associated debt discount and debt issuance costs. During fiscal 2003, the Company retired an additional $9.4 million (gross principal amount) of 13% Notes through open market purchases. The Company recorded a pre-tax charge of $2.0 million, consisting of a $1.7 million bond redemption premium payment and a $0.3 million non-cash write-off of the associated debt discount and debt issuance costs.

The 13% Notes include fair value adjustments of $(0.4) million and $0.2 million at August 31, 2003 and 2002, respectively. Of these amounts $(1.8) million and $0.2 million at August 31, 2003 and 2002, respectively, correspond to the long-term asset or liability recorded to reflect the fair value of underlying $25 million fixed rate to variable rate interest rate swaps outstanding at the end of each fiscal year. See Note 1, “Summary of Significant Accounting Policies” for further information.

Effective November 2000, a wholly-owned subsidiary of the Company entered into an unsecured financing arrangement which provides up to a maximum of €20.0 million in borrowings. The facility includes a €15.0 million term loan and a €5.0 million working capital facility. The term loan has a term of 7 years, and is payable in ten semi-annual installments beginning January 2003. Proceeds from the €15.0 million term loan were used to reduce indebtedness under the Senior Credit Agreement. In August 2002, an optional €10.0 million prepayment was made. The term loan borrowing accrues interest at EURIBOR plus 1.10%, or approximately 3.22% at August 31, 2003. Total borrowings outstanding on this arrangement were $6.6 million and $4.9 million at August 31, 2003 and 2002, respectively.

In connection with the Kopp Acquisition, the Company assumed three Euro denominated term loans totaling $5.5 million. Two of the loans bear interest at floating rates ranging from EURIBOR plus 0.76% to EURIBOR

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plus 1.25% and are payable semiannually through June 2007. The third loan bears interest at a fixed rate of 4.5% and is payable semiannually through September 2008. See Note 2, “Acquisitions and Divestitures,” for more information on the Kopp Acquisition. Total borrowings outstanding on these Euro denominated term loans were $4.8 million at August 31, 2003.

Short-term Debt:    Short-term debt outstanding at August 31, 2003 consisted of foreign subsidiary overdraft borrowings. Certain of the Company’s foreign subsidiaries are a party to unsecured non-committed lines of credit with various banks. Interest rates vary depending on the currency being borrowed.

Aggregate Maturities:    Long-term debt outstanding at August 31, 2003, including the current portion of long-term debt payable on or before August 31, 2004, is payable as follows: $8.9 million in fiscal 2004; $14.7 million in fiscal 2005; $34.7 million in fiscal 2006; $1.1 million in fiscal 2007; $0.8 million in fiscal 2008; and $108.4 million thereafter.

The Company made cash payments for interest of $20.5 million, $35.0 million, and $40.9 million in fiscal 2003, 2002 and 2001, respectively.

Note 7.    Leases

The Company leases certain facilities, computers, equipment and vehicles under various lease agreements generally over periods of one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. The Company’s policy is to not enter into capital leases.

Future obligations under non-cancelable operating leases in effect at August 31, 2003 are as follows: $7.9 million in fiscal 2004; $7.1 million in fiscal 2005; $5.2 million in fiscal 2006; $3.2 million in fiscal 2007; $4.5 million in fiscal 2008; and $6.3 million thereafter. Total rental expense under operating leases was $9.3 million, $7.9 million and $7.3 million in fiscal 2003, 2002 and 2001, respectively.

The Company is also contingently liable for certain APW Ltd. leases entered into prior to the Distribution. See Note 10, “Distribution and Discontinued Operations,” and Note 16, “Contingencies and Litigation,” for further information.

Note 8.    Employee Benefit Plans

Domestic Defined Benefit Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement benefits to certain employees of domestic businesses it acquired that were entitled to those benefits prior to acquisition. At August 31, 2003 and 2002, the defined benefit pension plans consisted of two domestic plans, which cover certain employees and executives of a business acquired in 1997. Trust assets consist primarily of participating units in common stock and bond funds. The domestic plans are frozen and as a result plan participants no longer earn future benefits.

Certain former employees of acquired businesses who retired before February 1, 1994 (and their dependents) have the option of being covered by one of several postretirement medical plans. Deferred vested employees who terminated employment before February 1, 1994 are also eligible for this postretirement benefit. In addition, retiree life insurance is available to certain employees hired before 1988. The postretirement benefit liability related to these plans is unfunded. Most individuals receiving postretirement health care benefits under the above programs are required to make monthly contributions to defray a portion of the cost. Retiree contributions are adjusted annually. The accounting for retiree health care benefits assumes retirees will continue to contribute toward the cost of such benefits. Retirees currently do not contribute toward the cost of life insurance.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of benefit obligations, plan assets, funded status and net periodic benefit cost for the domestic plans:

	Pension Benefits		Other Postretirement Benefits
	Year ended August 31,		Year ended August 31,
	2003	2002	2003	2002
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$12,771	$12,027	$6,919	$7,080
Service cost	—	—	13	15
Interest cost	903	886	361	509
Actuarial loss (gain)	1,024	552	(1,317)	(239)
Benefits paid	(715)	(694)	(465)	(446)

Benefit obligation at end of year	$13,983	$12,771	$5,511	$6,919

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$10,050	$11,678	$—	$—
Actual return on plan assets	1,053	(1,011)	—	—
Company contributions	15	—	—	—
Benefits paid from plan assets	(639)	(617)	—	—

Fair value of plan assets at end of year	$10,479	$10,050	$—	$—

Development of net amount recognized:
Funded status of the plans	$(3,504)	$(2,721)	$(5,511)	$(6,919)
Unrecognized net loss (gain)	6,046	5,204	(2,425)	(1,382)

Prepaid (accrued) benefit cost	$2,542	$2,483	$(7,936)	$(8,301)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost	$2,976	$—	$—	$—
Accrued benefit cost	(6,480)	(2,721)	(7,936)	(8,301)
Accumulated other comprehensive income	3,930	3,383	—	—
Deferred income taxes	2,116	1,821	—	—

	$2,542	$2,483	$(7,936)	$(8,301)

Weighted-average assumptions as of August 31:
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	8.50%	8.50%

	Pension Benefits			Other Postretirement Benefits
	Year ended August 31,			Year ended August 31,
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$—	$—	$47	$13	$15	$14
Interest cost	903	886	904	361	509	482
Expected return on assets	(1,002)	(1,087)	(1,129)	—	—	—
Amortization of actuarial (gain) loss	131	10	2	(276)	(54)	(131)

Benefit cost (credit)	$32	$(191)	$(176)	$98	$470	$365

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The health care cost trend rate used in the actuarial calculations was 11%, trending downward to 5% by the year 2009, and remaining level thereafter. A one percentage-point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by approximately $0.3 million and would not have a material effect on aggregate service and interest cost components.

Foreign Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for certain employees in various foreign countries. At August 31, 2002, the defined benefit pension plans consisted of three separate plans that covered a limited number of foreign employees. As a result of the Kopp Acquisition in fiscal 2003, the Company assumed two separate foreign defined benefit pension plans for Kopp employees. Future benefits are earned with respect to the foreign plans. Plan assets consist primarily of participating units in common stock and bond funds. The following tables provide a reconciliation of benefit obligations, plan assets, funded status and net periodic benefit cost for the foreign plans:

	Pension Benefits
	Year ended August 31,
	2003	2002
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$2,035	$1,870
Benefit obligation of acquired businesses	12,618	—
Service cost	524	47
Interest cost	826	67
Actuarial gain	(2,288)	(44)
Benefits paid	(558)	(12)
Foreign exchange impact	1,649	107

Benefit obligation at end of year	$14,806	$2,035

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$878	$828
Actual return on plan assets	(41)	1
Company contributions	194	56
Benefits paid from plan assets	(9)	(7)
Foreign exchange impact	110	—

Fair value of plan assets at end of year	$1,132	$878

Development of net amount recognized:
Funded status of the plans	$(13,674)	$(413)
Unrecognized net gain	(1,714)	(9)

Accrued benefit cost	$(15,388)	$(422)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost	$—	$—
Accrued benefit cost	(15,388)	(422)
Accumulated other comprehensive income	—	—
Deferred income taxes	—	—

	$(15,388)	$(422)

Weighted-average assumptions as of August 31:
Discount rate	5.51%	5.74%
Expected return on plan assets	2.60%	4.25%
Salary rate increase	2.12%	3.18%

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits
	Year ended August 31,
	2003	2002
Components of net periodic benefit cost:
Service cost	$524	$47
Interest cost	826	67
Expected return on assets	(59)	(34)
Amortization of actuarial (gain) loss	32	2

Benefit cost	$1,323	$82

Defined Contribution Benefit Plans

The Company maintains a 401(k) Plan for eligible U.S. employees (the “401(k) Plan”). Substantially all of the Company’s full-time U.S. employees are eligible to participate in the 401(k) Plan. Under plan provisions of the 401(k) Plan, the plan administrator acquires shares of Class A Common Stock on the open market for Company contributions and allocates such shares to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their base compensation to individual accounts within the 401(k) Plan. The Company makes core contributions to employee accounts that generally equal 3% of each employee’s annual cash compensation, subject to IRS limitations. In addition, the Company matches approximately 25% of each employee’s contribution up to the employee’s first 6% earnings.

Company contributions to defined contribution benefit plans relating to continuing operations were approximately $1.6 million, $1.5 million and $2.2 million during the years ended August 31, 2003, 2002 and 2001, respectively.

Other Non-U.S. Benefit Plans

The Company contributes to a number of retirement programs, primarily government mandated, for employees outside the United States. Benefit expense under these programs amounted to approximately $1.3 million, $0.7 million and $0.6 million in fiscal 2003, 2002 and 2001, respectively.

Note 9.    Income Taxes

Income tax expense for continuing operations before discontinued operations and changes in accounting principle is summarized below:

	Year ended August 31,
	2003	2002	2001
Currently payable:
Federal	$5,449	$986	$7,434
Foreign	8,422	5,332	6,855
State	491	602	1,021

Subtotals	14,362	6,920	15,310

Deferred:
Federal	1,164	1,122	1,216
Foreign	215	72	(48)
State	183	177	(61)

Subtotals	1,562	1,371	1,107

Income tax expense	$15,924	$8,291	$16,417

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate for continuing operations follows:

	Year ended August 31,
% of Pre-tax Earnings	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal effect	1.1	2.2	1.6
Non-deductible amortization and other expenses	0.1	—	2.7
Net effects of foreign tax rates and credits	1.1	(3.4)	(0.8)
Other items	(2.0)	2.4	1.8

Effective tax rate.	35.3%	36.2%	40.3%

Temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities for continuing operations included the following items:

	Year ended August 31,
	2003	2002
Deferred income tax assets:
Operating loss and tax credit carryforwards	$9,526	$9,723
Compensation related reserves	1,981	832
Deferred income	856	1,079
Inventory items	3,004	2,721
Postretirement benefit accruals	5,408	4,654
Book reserves and other items	7,993	6,503

Total deferred income tax assets	28,768	25,512
Valuation allowance	(8,589)	(9,723)

Net deferred income tax assets	20,179	15,789
Deferred income tax liabilities:
Depreciation and amortization	9,558	9,963
Other items	4,735	1,108

Deferred income tax liabilities	14,293	11,071

Net deferred income tax asset	$5,886	$4,718

The valuation allowance primarily represents a reserve for foreign and state operating loss carryforwards for which utilization is uncertain. The decrease in the valuation allowance represents the current year utilization and expiration in such losses and currency translation and other changes. The majority of the foreign losses may be carried forward indefinitely. The state loss carryforwards expire in various years through 2018.

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings from continuing operations on which additional income taxes have not been provided amounted to approximately $46.4 million at August 31, 2003. If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $1.5 million would have been necessary as of August 31, 2003.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings from continuing operations before income taxes from non-United States operations were $25.2 million, $17.3 million and $19.6 million for fiscal 2003, 2002 and 2001, respectively. Cash paid for income taxes (net of refunds) was $9.1 million, $15.9 million, and $(3.9) million during fiscal 2003, 2002 and 2001, respectively.

See Note 16, “Contingencies and Litigation,” for discussion of the Internal Revenue Service’s audit of the Company’s fiscal 2000 federal income tax return.

Note 10.    Distribution and Discontinued Operations

Prior to July 31, 2000, Actuant was known as Applied Power and consisted of two segments, Electronics and Industrial. The Electronics segment (the “Electronics Business” or “APW”) focused on electronic enclosures, while the Industrial segment concentrated on the current Tools & Supplies and Engineered Solutions businesses, as well as other businesses that have been divested. On January 25, 2000, Applied Power’s board of directors authorized various actions to enable Applied Power to distribute its Electronics Business to its shareholders in the form of a special dividend (the “spin-off” or “Distribution”). The Distribution took place on July 31, 2000.

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

In the third quarter of fiscal 2002, the Company recorded a non-cash charge of $10.0 million, or $0.41 per diluted share, in “Discontinued Operations, net of Income Taxes” to reflect the rejection of indemnification agreements by APW. This charge provides for a contingent amount that otherwise would have been subject to indemnification by APW.

On August 6, 2002 the Company and APW entered into an agreement which provides, among other things, that the right of offset asserted by the Company with respect to approximately $23.8 million of funds (the “Offset Funds”) which the Company held on behalf of APW is an allowed secured claim which is unimpaired in the APW bankruptcy proceeding; and, further, that the Company may retain possession of the Offset Funds and may use such Offset Funds to, among other things, reimburse itself for certain estimated costs of approximately $4.9 million and any tax adjustments arising from the Company’s spin-off of APW. In the event that such costs and adjustments exceed the Offset Funds, the Company will be responsible for any shortfall, and such excess amount could result in a materially adverse impact upon the Company’s financial position and results of operations. Pursuant to the agreement with APW, the Company will be required to pay an estimated $18 to $19 million to APW or other third parties as Distribution related contingencies are resolved. The Company estimates that these payments will be made someime during fiscal 2005. The Offset Funds have been recorded in “Other Long-term Liabilities” and total $18.9 million as of August 31, 2003 and 2002.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the Distribution, the Company, in the normal course of business, entered into certain real estate and equipment leases or guaranteed such leases on behalf of its subsidiaries, including those in its Electronics segment. In conjunction with the Distribution, the Company assigned its rights in the leases used in the Electronics segment to APW, but was not released as a responsible party from all such leases by the lessors. As a result, the Company remains contingently liable for such leases. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $18.3 million at August 31, 2003. The future undiscounted minimum lease payments for these leases are as follows: $4.3 million in calendar 2004; $3.1 million in calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; and $9.1 million thereafter. APW subsidiaries that are parties to these leases have not filed Chapter 11 cases and, as such, none of those leases have been rejected in the bankruptcies noted above. However, the Company remains contingently liable for those leases if APW or its successors are unable to fulfill their obligations thereunder. A future breach of these leases could, therefore, potentially have a material adverse impact upon the Company’s financial position and results of operations.

In the third quarter of fiscal 2001, the Company recorded an $0.8 million loss, or $0.05 per diluted share, in “Discontinued Operations, net of Income Taxes” to reflect a change in estimate for Electronics segment liabilities assumed by the Company as part of the Distribution.

Note 11.    Capital Stock

The authorized common stock of the Company as of August 31, 2003 consisted of 32,000,000 shares of Class A Common Stock, $0.20 par value, of which 23,512,406 shares were issued and outstanding and 1,500,000 shares of Class B Common Stock, $0.20 par value, none of which were issued and outstanding; and 160,000 shares of Cumulative Preferred Stock, $1.00 par value (“Preferred Stock”), none of which have been issued. Holders of both classes of the Company’s Common Stock are entitled to dividends, as the Company’s board of directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the Common Stock. If the Company were to issue any of its Preferred Stock, no dividends could be paid or set apart for payment on shares of Common Stock, unless paid in Common Stock, until dividends on all of the issued and outstanding shares of Preferred Stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.

On January 9, 2001, the Company’s board of directors authorized and the shareholders approved a reverse stock split effective January 25, 2001, whereby every five shares of Common Stock were converted into one share of Common Stock. In addition, the shareholders approved a reduction in the authorized Class A common shares from 80 million to 16 million with a similar reduction for other capital stock. On January 10, 2003, the Company’s board of directors authorized and the shareholders approved an increase in the authorized Class A common shares from 16 million to 32 million.

In February 2002, the Company sold, pursuant to an underwritten public offering, 6,900,000 shares of its Class A Common Stock at a price of $15.25 per share. Cash proceeds from the offering, net of underwriting discounts, were approximately $99.7 million. In addition to underwriting discounts, the Company incurred approximately $0.8 million of additional accounting, legal and other expenses related to the offering that were charged to additional paid-in capital. The proceeds were used to redeem $70 million of the 13% Notes and retire $16.5 million of the Company’s debt under the Senior Secured Credit Facility. See Note 6, “Debt” for further information.

On October 1, 2003, the Company announced that its board of directors has approved a two-for-one stock split of its Class A common stock, payable on October 21, 2003 to shareholders of record on October 10, 2003. The split will be in the form of a stock dividend, with shareholders receiving an additional share of stock for each share currently held. All references in the Consolidated Financial Statements to the number of common shares and related per share amounts have been restated to reflect the stock split.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share. All share and related per share amounts have been restated to reflect the stock split.

	Year Ended August 31,
	2003	2002	2001
Numerator:
Earnings from continuing operations	$28,966	$14,619	$24,355
Discontinued operations, net of income taxes	—	(10,000)	(781)
Cumulative effect of change in accounting principle, net of income taxes	—	(7,200)	—

Net earnings (loss)	$28,966	$(2,581)	$23,574

Denominator (in thousands):
Weighted average common shares outstanding for basic earnings (loss) per share	23,350	19,986	15,900
Net effect of dilutive stock options based on the treasury stock method using average market price	1,114	1,180	710

Weighted average common and equivalent shares outstanding for diluted earnings (loss) per share	24,464	21,166	16,610

Basic Earnings (Loss) Per Share:
Earnings from continuing operations	$1.24	$0.73	$1.53
Discontinued operations, net of income taxes	—	(0.50)	(0.05)
Cumulative effect of change in accounting principle, net of income taxes	—	(0.36)	—

Net earnings (loss) per share	$1.24	$(0.13)	$1.48

Diluted Earnings Per (Loss) Share:
Earnings from continuing operations	$1.18	$0.69	$1.47
Discontinued operations, net of income taxes	—	(0.47)	(0.05)
Cumulative effect of change in accounting principle, net of income taxes	—	(0.34)	—

Net earnings (loss) per share	$1.18	$(0.12)	$1.42

Note 12.    Stock Plans

Employee Plans

Shareholders of the Company approved the adoption of the Actuant Corporation 2002 Stock Plan (the “2002 Plan”) and the Actuant Corporation 2001 Stock Plan (the “2001 Plan”) on January 10, 2003 and January 9, 2001, respectively. Under the terms of the 2002 Plan and the 2001 Plan, stock options may be granted to officers and key employees. At August 31, 2003, 1,000,000 shares of Class A Common Stock were authorized for issuance under the 2002 Plan, none of which have been issued through exercises of option grants, and 800,000 shares of Class A Common Stock were authorized for issuance under the 2001 Plan, 17,800 shares of which have been issued through exercises of option grants. Previously, the Company had two nonqualified stock option plans for employees—the 1990 or 1996 plans. No further options may be granted under the 1990 or 1996 plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. Options generally have a maximum term of ten years and an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant. Options generally vest 50% after two years and 100% after five years.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2001 Plan and 2002 Plan also permit the Company to grant shares of restricted stock to employees. The recipients of restricted shares have all of the rights of a stockholder of the Company, subject to certain restrictions on transferability and a risk of forfeiture. The provisions of restricted stock awards may vary from grant to grant with respect to vesting period and forfeitures, among other things. The Company records compensation expense equal to the market value of the restricted shares on the date of grant over the vesting period.

The total number of our Class A Common Stock reserved for issuance under the 2002 Plan and 2001 Plan at August 31, 2003 and 2002 was as follows:

	August 31,
	2003	2002
2001 Plan:
Shares subject to outstanding options	651,480	709,000
Restricted shares outstanding	18,800	12,800
Shares available for future grants	111,920	78,200

Total shares reserved for issuance	782,200	800,000
2002 Plan:
Shares subject to outstanding options	330,900	—
Shares available for future grants	669,100	—

Total shares reserved for issuance	1,000,000	—

The following table reflects the status and activity for the stock options issued under the employee stock option plans.

	Number of Options	Weighted Average Exercise Price
Outstanding at August 31, 2000	1,859,516	5.63
Granted	193,600	8.91
Exercised	(135,486)	3.33
Cancelled	(111,920)	5.93

Outstanding at August 31, 2001	1,805,710	6.14
Granted	457,400	13.53
Exercised	(217,000)	4.35
Cancelled	(95,160)	8.99

Outstanding at August 31, 2002	1,950,950	7.94
Granted	364,280	23.73
Exercised	(388,500)	5.20
Cancelled	(133,428)	11.79

Outstanding at August 31, 2003	1,793,302	11.43
Exercisable at August 31, 2003	686,928	6.08

Outside Director Plans

On January 9, 2001, shareholders of the Company approved the Actuant Corporation 2001 Outside Directors’ Stock Option Plan (the “Director Plan”) for outside members of the board of directors. On January 10, 2003, shareholders of the Company approved an amendment to increase the number of shares available for

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance under the Director Plan from 140,000 to 220,000 shares of Class A Common Stock. Previously, the Company had other nonqualified stock option plans for the board of directors. However, no further options may be granted under these older plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. At August 31, 2003, a total of 220,000 shares of Class A Common Stock were authorized for issuance under the Director Plan, 6,000 shares of which have been issued through exercises of option grants. At August 31, 2003, 214,000 shares were reserved for issuance under the Director Plan, consisting of 90,000 shares subject to outstanding options and 124,000 shares available for further option grants. Director stock options vest eleven months after date of grant and expire ten years from the option grant date. The options have an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant.

The following table reflects the status and activity for the stock options issued under the outside director plans.

	Number of Options	Weighted Average Exercise Price
Outstanding at August 31, 2000	166,400	5.10
Granted	36,000	9.30
Exercised	(46,800)	2.74
Cancelled	(6,000)	9.30

Outstanding at August 31, 2001	149,600	6.67
Granted	36,000	15.55
Exercised	(46,800)	6.76
Cancelled	—	—

Outstanding at August 31, 2002	138,800	8.95
Granted	30,000	23.94
Exercised	(6,000)	9.30
Cancelled	—	—

Outstanding at August 31, 2003	162,800	11.70
Exercisable at August 31, 2003	132,800	8.93

The following table summarizes information concerning all stock options outstanding under the Employee and Outside Directors’ stock option plans at August 31, 2003:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	August 31, 2003 Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	August 31, 2003 Number Exercisable	Weighted Average Exercise Price
$ 2.06 – $ 5.33	484,160	4.01	$4.32	352,860	$3.94
5.66 – 7.13	233,828	5.06	6.35	202,500	6.37
9.30	429,934	7.05	9.30	228,368	9.30
13.14 – 15.55	409,400	8.17	13.43	36,000	15.55
16.97 – 24.26	398,780	9.35	23.41	—	—

2.06 – 24.26	1,956,102	6.76	11.46	819,728	6.54

Outside Director Deferred Compensation Plan

The Company has a deferred compensation plan that enables outside members of the Company’s board of directors to defer the fees earned for their services. The amount deferred is used to purchase shares of Company

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock on the open market, which are placed in a rabbi trust. All distributions from the trust are required to be made in Company stock. Company shares held by the rabbi trust are accounted for in a manner similar to treasury stock and are recorded at cost as “stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust at August 31, 2003 and 2002 was $0.6 million and $0.5 million, respectively. During fiscal 2003, the Company paid $0.1 million to the trust as payment of fees earned.

Note 13.    Accumulated Other Comprehensive Income

Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets consists of the following:

	August 31,
	2003	2002
Accumulated foreign currency translation adjustments	$(17,915)	$(17,756)
Minimum pension liability, net of tax	(3,930)	(3,383)
Derivatives qualifying as hedges, net of tax	8	(536)
Unrealized gain on available-for-sale securities, net of tax	14	—

Accumulated other comprehensive loss	$(21,823)	$(21,675)

Note 14.    Other Items

In May 2001, the Company recorded a charge in “Other (income) expense, net” of $1.5 million, $0.9 million after-tax, for the net present value of future lease and holding costs on a building that had been occupied by a former division. At the time the Company sold the divested business in 1996, it received a five-year sub-lease with renewal options. Due to a change in control at the parent company of the divested business, the renewal option was not exercised.

In February 2001, one of the Company’s leased facilities in Oldenzaal, The Netherlands was damaged by fire. The fire damaged a portion of the building, as well as certain inventory and property, plant and equipment contained therein. Additionally, the fire temporarily impacted the shipment of product produced on the truck cab-tilt production line that is housed in the damaged facility. The Company was party to an insurance contract that covered the damaged inventory and equipment as well as the business interruption resulting from the fire. During the third quarter of fiscal 2001, a gain of $1.0 million, $0.6 million after-tax, was recorded in “Other (income) expense, net” to reflect the difference between the book value of the assets destroyed and the minimum reimbursement received for such assets from the insurance carrier. In fiscal 2002, the Company settled its claim with the insurance company, and as a result received $2.9 million from the insurance company and recorded an additional gain of $0.6 million, $0.4 million after-tax. The new facility was operational as of May 31, 2002.

Note 15.    Business Segment, Geographic and Customer Information

The Company has two reportable segments: Tools & Supplies and Engineered Solutions, with separate and distinct operating management and strategies. The Tools & Supplies segment is primarily involved in the design, manufacture and distribution of tools and supplies to the construction, electrical wholesale, retail do-it-yourself, industrial and production automation markets. The Engineered Solutions segment focuses on developing and marketing value-added, customized motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and industrial markets. The Company has not aggregated individual operating segments within these reportable segments. The accounting policies of the segments are the same as described in Note 1, “Summary of Significant Accounting Policies.” The Company evaluates segment performance based primarily on earnings before interest, taxes and amortization less a net asset carrying charge.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize financial information from continuing operations by reportable segment. Earnings (Loss) from Continuing Operations before Income Tax Expense and Minority Interest for each reportable segment and geographic region does not include general corporate expenses, interest expense or currency exchange adjustments.

	Year Ended August 31,
	2003	2002	2001
Net Sales:
Tools & Supplies	$366,484	$259,508	$281,223
Engineered Solutions	218,909	203,442	200,716

Totals	$585,393	$462,950	$481,939

Earnings (Loss) from Continuing Operations before Income Tax Expense and Minority Interest:
Tools & Supplies	$46,741	$41,176	$38,860
Engineered Solutions	16,747	17,429	20,543
General corporate and other	(18,371)	(35,695)	(18,631)

Totals	$45,117	$22,910	$40,772

Depreciation and Amortization:
Tools & Supplies	$9,363	$7,982	$9,210
Engineered Solutions	5,058	3,898	6,696
General corporate and other (1)	656	481	657

Totals	$15,077	$12,361	$16,563

Capital Expenditures:
Tools & Supplies	$3,885	$3,441	$3,169
Engineered Solutions	7,504	6,060	3,345
General corporate and other	1,282	543	195

Totals	$12,671	$10,044	$6,709

	August 31,
	2003	2002
Assets:
Tools & Supplies	$204,787	$149,818
Engineered Solutions	126,483	117,453
General corporate and other	30,383	27,340

Totals	$361,653	$294,611

(1)	Excludes amortization of debt issuance costs and debt discount of $1,479, $2,337, and $2,352 for the years ended August 31, 2003, 2002, and 2001 respectively.

Corporate assets, which are not allocated, represent principally cash, capitalized debt issuance costs, and deferred income taxes.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize financial information from continuing operations by geographic region.

	Year Ended August 31,
	2003	2002	2001
Net Sales:
United States	288,179	304,132	326,583
Netherlands	98,618	76,107	76,055
Germany	86,599	8,524	8,505
All Other	111,997	74,187	70,796

Totals	$585,393	$462,950	$481,939

	August 31,
	2003	2002
Long-Lived Assets:
United States	143,370	146,539
Netherlands	10,015	8,599
Germany	22,820	31
All Other	12,686	9,323

Totals	$188,891	$164,492

The Company’s largest customer accounted for 5.8%, 5.6%, and 4.5% of its sales in fiscal 2003, 2002 and 2001, respectively. Export sales from domestic operations were less than 3% of total net sales in each of the periods presented.

Note 16.    Contingencies and Litigation

The Company had outstanding letters of credit of $9.2 million and $7.6 million at August 31, 2003 and 2002, respectively. The letters of credit generally serve as collateral for liabilities included in the Consolidated Balance Sheets.

The Company is party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor, patent claims, commission and divestiture disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and such loss can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In fiscal 2003, the Company recorded a pre-tax charge of $6.5 million to recognize the impact of adverse developments in two separate litigation matters associated with businesses divested prior to the spin-off of APW in July 2000, for which the Company retained indemnification risk. Both matters were settled and funded prior to August 31, 2003.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $1.8 million and $1.1 million were included in the Consolidated Balance Sheets at August 31, 2003 and 2002, respectively.

On August 9, 2000, Actuant’s board of directors approved an executive stock purchase plan (the “Executive Stock Purchase Plan”) to assist the Company’s executive officers in meeting their Actuant stock ownership requirements. Under terms of the Executive Stock Purchase Plan, eligible officers were able to borrow funds of up to four times their respective base salaries under a company-arranged loan program for the sole purpose of acquiring Actuant common stock on the open market. Full recourse loans under the program were made between a domestic financial institution and the executive officer. In the past, the Company had provided a guarantee to the financial institution in the amount of the aggregate outstanding loan balance. The Company suspended the practice of arranging new loans and providing new guarantees for the benefit of its executive officers under the Executive Stock Purchase Plan. The Company reimburses participants for cash interest paid on existing loans in excess of 4.0%. At August 31, 2003 and 2002, the aggregate amount of officer loans under the program that were guaranteed by the Company was $3.1 million and $5.1 million, respectively, at an average annual interest rate of 3.4% and 4.7%, respectively. The fair value of the common stock purchased under the plan for which loans are outstanding was $7.2 million and $9.8 million at August 31, 2003 and 2002, respectively. Expense recognized by the Company during fiscal 2003 and 2002 related to its share of the interest was $0 and $0.1 million, respectively. Generally, the executive retains the risk of any market gain or loss on the shares purchased. If the purchased shares are sold four years or longer after their purchase, the Company has agreed to reimburse 50% of any realized loss on the sale.

In the first quarter of fiscal 2003 the Internal Revenue Service began its audit of the Company’s fiscal year 2000 Federal income tax return. Company management believes that adequate reserves are maintained as of August 31, 2003 to cover a reasonable estimate of its potential exposure with respect to the income tax liabilities that may result from such audit. Nonetheless, there can be no assurance that such reserves will be sufficient upon completion of the IRS audit, and if not, there could be a material adverse impact on the Company’s financial position and results of operations. See Note 10, “Distribution and Discontinued Operations”, for further discussion of certain contingencies related to the Distribution.

Note 17.    Subsequent Events

On September 3, 2003, the Company acquired Kwikee Products Company, Inc. (“Kwikee”). Kwikee, headquartered in Cottage Grove, Oregon, is a leading provider of retractable step systems and storage tray systems for the North American recreational vehicle market. The transaction was structured as an asset purchase, with funding for the approximately $30 million acquisition coming from borrowings under the Company’s Senior Credit Agreement.

On October 1, 2003, the Company announced that its board of directors has approved a two-for-one stock split of its Class A common stock, payable on October 21, 2003 to shareholders of record on October 10, 2003. The split will be in the form of a stock dividend, with shareholders receiving an additional share of stock for each share currently held. All references in the Consolidated Financial Statements to the number of common shares and related per share amounts have been restated to reflect the stock split.

Subsequent to August 31, 2003, the Company retired approximately $15 million (gross principle amount) of 13% Notes through open market purchases. The Company recorded a pre-tax charge of $4.4 million consisting of a bond redemption premium payment and the write-off of the associated debt discount and debt issuance costs. Funding of approximately $20 million was provided under the Company’s Senior Credit Agreement.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Guarantor Condensed Financial Statements

In connection with the Distribution, Actuant issued the 13% Notes. All of our material domestic 100%-owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the notes on a joint and several basis. We believe separate financial statements and other disclosures concerning each of the Guarantors would not provide additional information that is material to investors. Therefore, the Guarantors are combined in the presentation below. There are no significant restrictions on the ability of the Guarantors to make distributions to Actuant. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and Non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

	Year Ended August 31, 2003
	Actuant Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net sales	$90,296	$202,877	$292,220	$—	$585,393
Cost of products sold	46,571	141,209	207,629	—	395,409

Gross profit	43,725	61,668	84,591	—	189,984
Selling, administrative and engineering expenses	31,889	31,017	52,022	—	114,928
Amortization of intangible assets	153	2,011	107	—	2,271

Operating profit	11,683	28,640	32,462	—	72,785
Other expense (income):
Intercompany activity, net	(5,514)	(788)	2,569	3,733	—
Net financing costs	19,986	818	626	—	21,430
Charge for early extinguishment of debt	1,974	—	—	—	1,974
Litigation charge associated with divested businesses	6,502	—	—	—	6,502
Other (income) expense, net	(1,722)	278	(794)	—	(2,238)

(Loss) Earnings before income tax (benefit) expense and minority interest	(9,543)	28,332	30,061	(3,733)	45,117
Income tax (benefit) expense	(1,975)	10,276	7,623	—	15,924
Minority interest, net of income taxes	—	—	227	—	227

Net (loss) earnings	$(7,568)	$18,056	$22,211	$(3,733)	$28,966

	Year Ended August 31, 2002
	Actuant Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net sales	$78,094	$230,839	$154,017	$—	$462,950
Cost of products sold	36,966	162,663	104,290	—	303,919

Gross profit	41,128	68,176	49,727	—	159,031
Selling, administrative and engineering expenses	26,395	33,589	25,462	—	85,446
Amortization of intangible assets	9	2,419	25	—	2,453

Operating profit	14,724	32,168	24,240	—	71,132
Other expense (income):
Intercompany activity, net	(28,109)	2,637	(1,088)	26,560	—
Net financing costs	31,090	1,123	510	—	32,723
Charge for early extinguishment of debt	16,358	—	—	—	16,358
Other (income) expense, net	(472)	296	(683)	—	(859)

(Loss) Earnings from continuing operations before income tax (benefit) expense	(4,143)	28,112	25,501	(26,560)	22,910
Income tax (benefit) expense	(7,270)	10,243	5,318	—	8,291

(Loss) Earnings from continuing operations	3,127	17,869	20,183	(26,560)	14,619
Discontinued operations, net of income taxes	(10,000)	—	—	—	(10,000)
Cumulative Effect of Change in Accounting principle, net of income taxes	—	(7,200)	—	—	(7,200)

Net (loss) earnings	$(6,873)	$10,669	$20,183	$(26,560)	$(2,581)

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

	Year Ended August 31, 2001
	Actuant Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Net sales	$77,869	$247,505	$156,565	$—	$481,939
Cost of products sold	42,055	168,396	102,579	—	313,030

Gross profit	35,814	79,109	53,986	—	168,909
Selling, administrative and engineering expenses	27,825	36,944	25,956	—	90,725
Amortization of intangible assets	9	5,944	283	—	6,236

Operating profit	7,980	36,221	27,747	—	71,948
Other expense (income):
Intercompany activity, net	(30,850)	5,428	(18,073)	43,495	—
Net financing costs	47,741	244	1,214	—	49,199
Loss (gain) on sale of businesses	—	—	(38,686)	20,178	(18,508)
Other (income) expense, net	(425)	22	888	—	485

(Loss) Earnings from continuing operations before income tax (benefit) expense	(8,486)	30,527	82,404	(63,673)	40,772
Income tax (benefit) expense	(9,123)	10,870	14,670	—	16,417

(Loss) Earnings from continuing operations	637	19,657	67,734	(63,673)	24,355
Discontinued operations, net of income taxes	(781)	—	—	—	(781)

Net (loss) earnings	$(144)	$19,657	$67,734	$(63,673)	$23,574

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	August 31, 2003
	Actuant Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
A S S E T S
Current assets
Cash and cash equivalents	$158	$1,348	$3,087	$—	$4,593
Accounts receivable, net	5,006	(1,263)	78,082	—	81,825
Inventories, net	14,870	24,795	27,975	—	67,640
Deferred income taxes	7,833	—	6,894	—	14,727
Prepaid expenses	1,543	365	2,069	—	3,977

Total current assets	29,410	25,245	118,107	—	172,762
Property, plant and equipment, net	7,691	14,896	36,610	—	59,197
Goodwill, net	21,430	76,079	4,171	—	101,680
Other intangibles, net	—	16,263	3,258	—	19,521
Other long-term assets	7,942	31	520	—	8,493

Total assets	$66,473	$132,514	$162,666	$—	$361,653

L I A B I L I T I E S A N D E Q U I T Y
Current liabilities
Short-term borrowings	—	—	1,224	$—	$1,224
Trade accounts payable	11,765	15,059	26,221	—	53,045
Accrued compensation and benefits	6,309	2,279	8,185	—	16,773
Accrued interest	5,136	—	72	—	5,208
Income taxes payable	11,150	10,167	127	—	21,444
Current maturities of long-term debt	4,473	—	4,445	—	8,918
Other current liabilities	5,240	6,887	23,418	—	35,545

Total current liabilities	44,073	34,392	63,692	—	142,157
Long-term debt, less current maturities	152,698	—	6,994	—	159,692
Deferred income taxes	4,880	(1,027)	4,988	—	8,841
Pension and postretirement benefit liabilities	14,594	—	14,836	—	29,430
Other long-term liabilities	26,461	393	2,188	—	29,042
Minority interest	—	—	4,117	—	4,117
Intercompany balances, net	284,655	(271,887)	(234,480)	221,712	—
Total shareholders’ equity (deficit)	(460,888)	370,643	300,331	(221,712)	(11,626)

Total liabilities and shareholders’ equity	$66,473	$132,514	$162,666	$—	$361,653

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	August 31, 2002
	Actuant Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
A S S E T S
Current assets
Cash and cash equivalents	$1,835	$(228)	$1,436	$—	$3,043
Accounts receivable, net	2,534	2,730	53,040	—	58,304
Inventories, net	12,591	31,330	10,977	—	54,898
Deferred income taxes	8,313	9	805	—	9,127
Prepaid expenses	1,489	1,062	2,041	—	4,592

Total current assets	26,762	34,903	68,299	—	129,964
Property, plant and equipment, net	5,489	18,713	12,626	—	36,828
Goodwill, net	—	96,597	4,764	—	101,361
Other intangibles, net	—	18,428	38	—	18,466
Other long-term assets	6,667	835	490	—	7,992

Total assets	$38,918	$169,476	$86,217	$—	$294,611

L I A B I L I T I E S A N D E Q U I T Y
Current liabilities
Short-term borrowings	$943	$—	$2,050	$—	$2,993
Trade accounts payable	11,137	19,318	17,379	—	47,834
Accrued compensation and benefits	4,923	2,462	4,977	—	12,362
Accrued interest	5,855	45	53	—	5,953
Income taxes payable	7,166	10,115	1,084	—	18,365
Current maturities of long-term debt	3,839	—	2,949	—	6,788
Other current liabilities	6,941	8,468	2,562	—	17,971

Total current liabilities	40,804	40,408	31,054	—	112,266
Long-term debt, less current maturities	180,818	—	1,965	—	182,783
Deferred income taxes	5,377	(1,016)	48	—	4,409
Pension and postretirement benefit liabilities	11,253	—	297	—	11,550
Other long-term liabilities	27,293	—	(71)	—	27,222
Intercompany balances, net	210,797	(157,796)	(209,956)	156,955	—
Total shareholders’ equity (deficit)	(437,424)	287,880	262,880	(156,955)	(43,619)

Total liabilities and shareholders’ equity	$38,918	$169,476	$86,217	$—	$294,611

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended August 31, 2003
	Actuant Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Operating activities
(Loss) Earnings from continuing operations	$(7,568)	$18,056	$22,211	$(3,733)	$28,966
Adjustments to reconcile (loss) earnings from continuing operations to cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	2,376	6,743	5,958	—	15,077
Amortization of debt discount and issuance costs	1,479	—	—	—	1,479
Write-off of debt discount and debt issuance costs	317	—	—	—	317
Loss on sale of assets	1	15	55	—	71
Provision (benefit) for deferred income taxes	(89)	(1)	4,205	—	4,115
Changes in operating assets and liabilities, net	(30,453)	77,194	13,677	(61,024)	(606)

Cash provided by (used in) operating activities	(33,937)	102,007	46,106	(64,757)	49,419
Investing activities
Proceeds from sale of property, plant and equipment	—	720	389	—	1,109
Capital expenditures	(2,915)	(1,826)	(7,930)	—	(12,671)
Business acquisitions	—	—	(9,174)	—	(9,174)

Cash used in investing activities	(2,915)	(1,106)	(16,715)	—	(20,736)
Financing activities
Partial redemption and repurchases of 13% senior subordinated notes	(9,425)	—	—	—	(9,425)
Net principal payments on debt	(17,750)	—	(3,386)	—	(21,136)
Stock option exercises	1,726	—	—	—	1,726
Other	1,532	—	—	—	1,532
Intercompany (receivables) payables	59,092	(99,325)	(24,524)	64,757	—

Cash (used in) provided by financing activities	35,175	(99,325)	(27,910)	64,757	(27,303)
Effect of exchange rate changes on cash	—	—	170	—	170

Net increase (decrease) in cash and cash equivalents	(1,677)	1,576	1,651	—	1,550
Cash and cash equivalents—beginning of year	1,835	(228)	1,436	—	3,043

Cash and cash equivalents—end of year	$158	$1,348	$3,087	$—	$4,593

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended August 31, 2002
	Actuant Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Operating activities
(Loss) Earnings from continuing operations	$3,127	$17,869	$20,183	$(26,560)	$14,619
Adjustments to reconcile (loss) earnings from continuing operations to cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	1,719	7,669	2,973	—	12,361
Amortization of debt discount and issuance costs	2,337	—	—	—	2,337
Write-off of debt discount and debt issuance costs	5,558	—	—	—	5,558
Loss (gain) on sale of assets	(3)	181	(9)	—	169
Provision (benefit) for deferred income taxes	1,575	13	(217)	—	1,371
Changes in operating assets and liabilities, net	(39,257)	74,783	31,654	(84,654)	(17,474)

Cash provided by (used in) operating activities	(24,944)	100,515	54,584	(111,214)	18,941
Investing activities
Proceeds from sale of property, plant and equipment	3	3,216	—	—	3,219
Capital expenditures	(2,064)	(2,182)	(5,798)	—	(10,044)
Business acquisitions	—	(785)	—	—	(785)
Proceeds from insurance recovery	—	—	2,858	—	2,858

Cash provided by (used in) investing activities	(2,061)	249	(2,940)	—	(4,752)
Financing activities
Net proceeds from issuance of common stock	99,705	—	—	—	99,705
Partial redemption and repurchases of 13% senior subordinated notes	(80,442)	—	—	—	(80,442)
Net principal payments on debt	(47,996)	—	(8,892)	—	(56,888)
Other	(1,308)	—	—	—	(1,308)
Stock option exercises	1,254	—	—	—	1,254
Intercompany (receivables) payables	31,842	(101,613)	(41,443)	111,214	—

Cash (used in) provided by financing activities	3,055	(101,613)	(50,335)	111,214	(37,679)
Effect of exchange rate changes on cash	—	—	(21)	—	(21)

Net increase (decrease) in cash and cash equivalents	(23,950)	(849)	1,288	—	(23,511)
Cash and cash equivalents—beginning of year	25,785	621	148	—	26,554

Cash and cash equivalents—end of year	$1,835	$(228)	$1,436	$—	$3,043

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended August 31, 2001
	Actuant Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
Operating activities
(Loss) Earnings from continuing operations	$637	$19,657	$67,734	$(63,673)	$24,355
Adjustments to reconcile (loss) earnings from continuing operations to cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	1,896	11,956	2,711	—	16,563
Amortization of debt discount and issuance costs	2,352	—	—	—	2,352
Gain on sale of assets	(267)	—	—	—	(267)
Gain on sale of businesses, net	—	—	(18,508)	—	(18,508)
Provision for deferred income taxes	895	(291)	503	—	1,107
Changes in operating assets and liabilities, net	22,574	(23,889)	31,017	39,839	69,541

Cash provided by (used in) operating activities	28,087	7,433	83,457	(23,834)	95,143
Investing activities
Proceeds from sale of property, plant and equipment	1,907	—	—	—	1,907
Capital expenditures	(713)	(2,365)	(3,631)	—	(6,709)
Business acquisitions	—	—	(11,250)	—	(11,250)
Proceeds from business and product line dispositions	238	—	41,454	—	41,692
Proceeds from insurance recovery	—	—	2,427	—	2,427

Cash provided by (used in) investing activities	1,432	(2,365)	29,000	—	28,067
Financing activities
Net principal (payments) borrowings on debt	(120,573)	—	13,676	—	(106,897)
Stock option exercises	579	—	—	—	579
Intercompany (receivables) payables	111,184	(5,168)	(129,850)	23,834	—

Cash (used in) provided by financing activities	(8,810)	(5,168)	(116,174)	23,834	(106,318)
Effect of exchange rate changes on cash	—	—	(234)	—	(234)

Net increase (decrease) in cash and cash equivalents	20,709	(100)	(3,951)	—	16,658
Cash and cash equivalents—beginning of year	5,076	721	4,099	—	9,896

Cash and cash equivalents—end of year	$25,785	$621	$148	$—	$26,554

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal 2003 and fiscal 2002 is as follows:

	Year Ended August 31, 2003
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
Net sales	$147.9	$142.1	$147.2	$148.2	$585.4
Gross profit	45.9	46.5	48.8	48.8	190.0
Net earnings	$1.9	$7.1	$10.0	$10.0	$29.0

Net earnings per share
Basic	0.08	0.31	0.43	0.43	1.24
Diluted	0.08	0.29	0.41	0.41	1.18

	Year Ended August 31, 2002
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
Net sales	$113.2	$108.4	$120.0	$121.4	$463.0
Gross profit	38.0	36.7	41.6	42.7	159.0
Earnings (loss) from continuing operations	4.6	4.0	(1.0)	7.1	14.7
Loss from discontinued operations	—	—	(10.0)	—	(10.0)
Cumulative effect of accounting change	(7.2)	—	—	—	(7.2)

Net earnings (loss)	$(2.6)	$4.0	$(11.0)	$7.1	$(2.5)

Earnings from continuing operations per share
Basic	0.28	0.23	(0.04)	0.30	0.73
Diluted	0.27	0.22	(0.04)	0.29	0.69
Loss from discontinued operations per share
Basic	—	—	(0.43)	—	(0.50)
Diluted	—	—	(0.41)	—	(0.47)
Loss from cumulative effect of accounting change per share
Basic	(0.45)	—	—	—	(0.36)
Diluted	(0.43)	—	—	—	(0.34)
Net earnings (loss) per share
Basic	(0.16)	0.23	(0.48)	0.30	(0.13)
Diluted	(0.16)	0.22	(0.45)	0.29	(0.12)

The reader should read Notes 1, 2, 5, 10, and 14 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for items affecting quarterly results. The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Actuant Corporation:

Our audits of the consolidated financial statements referred to in our report dated September 26, 2003, except as to the stock split discussed in Note 17, for which the date is October 21, 2003, appearing on page 29 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin

September 26, 2003

ACTUANT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

( in thousands)

			Additions		Deductions
Description	Balance at Beginning of Period	Effect of Excluded Activity	Charged to Costs and Expenses	Net Acquired	Accounts Written Off Less Recoveries	Net Disposed	Other	Balance at End of Period

Deducted from assets to Which they apply:

Allowance for losses—Trade accounts receivable
August 31, 2003	$3,174	$—	$822	$1,533	$1,860	$—	$32	$3,701

August 31, 2002	$3,790	$—	$735	$—	$1,226	$—	$(125)	$3,174

August 31, 2001	$3,809	$—	$1,396	$125	$1,537	$114	$111	$3,790

Allowance for losses—Inventory
August 31, 2003	$4,904	$—	$2,602	$5,010	$3,400	$—	$259	$9,375

August 31, 2002	$5,857	$—	$1,667	$—	$2,750	$—	$130	$4,904

August 31, 2001	$5,349	$—	$1,913	$270	$1,370	$182	$(123)	$5,857

Valuation allowance—Income taxes
August 31, 2003	$9,723	$—	$1,107	$—	$1,969	$—	$(272)	$8,589

August 31, 2002	$5,358	$—	$4,765	$—	$357	$—	$(43)	$9,723

August 31, 2001	$6,091	$—	$1,188	$—	$785	$1,096	$(40)	$5,358

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the “Election of Directors” and “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” sections of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 9, 2004 (the “2004 Annual Meeting Proxy Statement”). See also “Executive Officers of the Registrant” in Part I hereof.

The Company has adopted a code of ethics that applies to its senior executive team, including its chief executive officer, chief financial officer and controller. The code of ethics is posted on the Company’s website at www.actuant.com. The Company intends to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the chief executive officer, chief financial officer or controller by posting such information on the Company’s website. Copies of the code of ethics will be provided free of charge upon written request directed to Andrew Lampereur, Vice President and Chief Financial Officer, Actuant Corporation, P.O. Box 3241, Milwaukee, Wisconsin 53201.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the “Election of Directors,” “Board Meetings, Committees and Director Compensation” and the “Executive Compensation” sections (other than the subsections thereof entitled “Report of the Audit Committee,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Performance Graph”) of the 2004 Annual Meeting Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2004 Annual Meeting Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the “Executive Compensation” section of the 2004 Annual Meeting Proxy Statement.

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2004 Annual Meeting Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this report:

1.  Consolidated Financial Statements

See “Index to Consolidated Financial Statements” set forth in Item 8, “Financial Statements and Supplementary Data” for a list of financial statements filed as part of this report.

2.  Financial Statement Schedules

See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data”.

3.  Exhibits

See “Index to Exhibits” beginning on page 73, which is incorporated herein by reference.

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the last quarter of fiscal 2003:

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
(Principal Financial and Accounting Officer)

Dated: October 24, 2003

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

Signature	Title

/S/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Chairman of the Board, President and Chief Executive Officer, Director

/S/ H. RICHARD CROWTHER H. Richard Crowther	Director

/S/ GUSTAV H.P. BOEL Gustav H.P. Boel	Director and Vice President—Kopp

/S/ BRUCE S. CHELBERG Bruce S. Chelberg	Director

/S/ WILLIAM P. SOVEY William P. Sovey	Director

/S/ KATHLEEN J. HEMPEL Kathleen J. Hempel	Director

/S/ WILLIAM K. HALL William K. Hall	Director

/S/ THOMAS J. FISCHER Thomas J. Fischer	Director

/S/ ROBERT A. PETERSON Robert A. Peterson	Director

/S/ ANDREW G. LAMPEREUR Andrew G. Lampereur	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*	Each of the above signatures is affixed as of October 24, 2003

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2003

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant’s Form 10-Q for quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation		X

3.2	(a) Amended and Restated Bylaws	Exhibit 3.4 to the Registrant’s Form 10-Q for quarter ended May 31, 2001

	(b) Amendment No. 1 to Amended and Restated Bylaws	Exhibit 3.3 to the Registrant’s Form 10-K for fiscal year ended August 31, 2002 (“2002 10-K”)

4.1

Agreement for Purchase and Sale, Dated

August 29, 1990, between Minnesota

Mining and Manufacturing Company and

Applied Power Inc., and seven related

Leases, each dated April 29, 1991, Between

Bernard Garland and Sheldon Garland, d/b/a

Garland Enterprises, as Landlord, and

Applied Power Inc., as Tenant

Exhibit 19.2(a)-(g) to the Registrant’s Form 10-Q for quarter ended May 31, 1991

4.2	Registration Rights Agreement dated August 1, 2000, relating to $200,000,000 Applied Power Inc. 13% Senior Subordinated Notes Due 2009	Exhibit 10.11 to the Registrant’s Form 8-K Dated as of August 14, 2000

4.3	Indenture, dated as of August 1, 2000, among Applied Power Inc. as issuer and the Subsidiary Guarantors and Bank One Trust Company, N.A.	Exhibit 10.12 to the Registrant’s Form 8-K Dated as of August 14, 2000

4.4	Purchase Agreement dated July 21, 2000, between Applied Power Inc. and the Initial Purchasers named therein	Exhibit 10.13 to the Registrant’s Form 8-K Dated as of August 14, 2000

†	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled instruments, or any unfiled exhibits or schedules to filed instruments, defining the rights of security holders.

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

4.5	Amended and Restated Credit Agreement dated as of May 22, 2002 among Actuant Corporation, the Lenders Named Therein, and Credit Suisse First Boston as Lead Arranger, Collateral Agent and Administrative Agent, Wachovia Bank, N.A. as Syndication Agent, and ING Capital LLC as Documentation Agent.	Exhibit 4.12 to the Registrant’s Form 10-Q for quarter ended May 31, 2002

4.6	Amended and Restated Security Agreement dated as of May 22, 2002 by Actuant Corporation and the Subsidiary Guarantors Party thereto and the Subsidiary Pledgors Party thereto and Credit Suiss First Boston, as Collateral Agent.	Exhibit 4.13 to the Registrant’s Form 10-Q for quarter ended May 31, 2002

4.7	Amended and Restated Indemnity, Subrogation and Contribution Agreement dated as of May 22, 2002, among Actuant Corporation, each Guarantor Subsidiary of the Company, and Credit Suisse First Boston, as Collateral Agent for the Secured Parties.	Exhibit 4.14 to the Registrant’s Form 10-Q for quarter ended May 31, 2002

4.8	Amended and Restated Subsidiary Guarantee Agreement dated as of May 22, 2002, among each of the Guarantor Subsidiaries of Actuant Corporation and Credit Suisse First Boston, as Collateral Agent for the Secured Parties.	Exhibit 4.15 to the Registrant’s Form 10-Q for quarter ended May 31, 2002

10.1	(a) Applied Power Inc. 1990 Stock Option Plan adopted by Board of Directors on August 9, 1990 and approved by shareholders on January 7, 1991 (“1990 Plan”)	Exhibit A to the Registrant’s Proxy Statement dated December 5, 1990 For 1991 Annual Meeting of Shareholders

	(b) Amendment to 1990 Plan adopted by board of directors on August 10, 1992 and approved by shareholders on January 7, 1993	Exhibit 10.5(b) to the Registrant’s Form 10-K for fiscal year ended August 31, 1992

	(c) Amendment to 1990 Plan adopted by board of directors on May 8, 1997	Exhibit 10.4(c) to the Registrant’s Form 10-K for the fiscal year ended August 31, 1997 (“1997 10-K”)

10.2	Description of Fiscal 2001 Management Bonus Arrangements	Exhibit 10.5 to the Registrant’s Form 10-K for the fiscal year ended August 31, 2000 (“2000 10-K”)

10.3	(a) Applied Power Inc. 1989 Outside Directors’ Stock Option Plan adopted by board of directors on November 8, 1989 and approved by shareholders on January 13, 1990 (“1989 Plan”)	Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended August 31, 1989

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

	(b) Amendment to 1989 Plan Adopted by board of directors on November 9, 1990 and approved by shareholders on January 7, 1991	Exhibit 10.7(b) to the Registrant’s Form 10-K for the fiscal year ended August 31, 1990

	(c) Amendment to 1989 Plan Adopted by board of directors on October 31, 1996	Exhibit 10.7(c) to the Registrant’s Form 10-K for fiscal year ended August 31, 1996 (“1996 10-K”)

10.4	Outside Directors’ Deferred Compensation Plan adopted by Board of Directors on May 4, 1995	Exhibit 10.8 to the Registrant’s Form 10-K For fiscal year ended August 31, 1995

10.5	(a) 1996 Stock Plan adopted by board of directors on August 8, 1996 and proposed for shareholder approval on January 8, 1997	Annex A to the Registrant’s Proxy Statement dated November 19, 1996 for 1997 Annual Meeting of Shareholders

	(b) Amendment to 1996 Stock Plan adopted by board of directors on May 8, 1997	Exhibit 10.10(b) to the 1997 10-K

10.6	Form of Contribution Agreement, Plan and Agreement Regarding Litigation, Claims and Other Liabilities between API and APW, dated as of July 21, 2000	Exhibit 10.2 to the Form 10 Registration Statement of APW, Ltd. dated May 1, 2000 as amended (the “Form 10”)

10.7	Form of General Assignment, Assumption and Agreement Regarding Litigation, Claims and Other Liabilities between API and APW, dated as of July 21, 2000	Exhibit 10.3 to the Form 10

10.8	Form of Transitional Trademark Use and License Agreement between API and APW, dated as of July 21, 2000	Exhibit 10.4 to the Form 10

10.9	Form of Insurance Matters Agreement between API and APW, dated as of July 21, 2000	Exhibit 10.5 to the Form 10

10.10	Form of Bill of Sale and Assumption of Liabilities between API and APW, dated as of July 21, 2000	Exhibit 10.6 to the Form 10

10.11	Form of Employee Benefits and Compensation Agreement between API and APW, dated as of July 21, 2000	Exhibit 10.7 to the Form 10

10.12	Form of Tax Sharing and Indemnification Agreement between API and APW, dated as of July 21, 2000	Exhibit 10.8 to the Form 10

10.13	Form of Interim Administrative Services Agreement between API and APW, dated as of July 21, 2000	Exhibit 10.9 to the Form 10

10.14	Form of Confidentiality and Nondisclosure Agreement between API and APW, dated as of July 21, 2000	Exhibit 10.10 to the Form 10

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.15	Form of Patent Assignment between API and Wright Line Inc. (n/k/a APW Ltd.), dated as of July 21, 2000	Exhibit 10.11 to the Form 10

10.16	Form of Change in Control Agreement for certain named executives (Messrs. Brian Kobylinski, Ralph Keller, and Arthur Kerk)	Exhibit 10.21 to the 2000 10-K

10.17	Actuant Corporation Executive Stock Purchase Plan	Exhibit 10.22 to the 2000 10-K

10.18	Actuant Corporation 2001 Stock Plan	Exhibit B to the Registrant’s Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

10.19	(a) Actuant Corporation 2001 Outside Directors’ Stock Option Plan (“2001 Outside Directors’ Plan”)	Exhibit C to the Registrant’s Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

	(b) Amendment to 2001 Outside Directors’ Plan adopted by Board of Directors on November 7, 2002 and approved by shareholders on January 10, 2003		X

10.20

Receivables Sale Agreement dated as of May 30, 2001, among Actuant Corporation,

Del City Wire Co., Inc., GB Tools and

Supplies, Inc., Versa Technologies, Inc., and

Engineered Solutions, L.P., as Originators,

and Actuant Receivables Corporation, as

Buyer

Exhibit 10.25 to the Registrant’s Form 10-Q For quarter ended May 31, 2001

10.21	Receivables Purchase Agreement dated as of May 30, 2001, among Actuant Receivables Corporation, as Seller, Actuant Corporation, as Initial Servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as Agent	Exhibit 10.26 to the Registrant’s Form 10-Q for quarter ended May 31, 2001

10.22	Description of Fiscal 2002 Management Bonus Arrangements	Exhibit 10.27 to the Registrant’s Form 10-K for the fiscal year ended August 31, 2001 (“2001 10-K”)

10.23	Amendment No. 1, dated as of November 30, 2001, to the Receivables Sale Agreement dated as of May 31, 2001, among Actuant Corporation, Del City Wire Co., Inc., GB Tools and Supplies, Inc., Versa Technologies, Inc., and Engineered Solutions, L.P., as Existing Originators, Nielsen Hardware Corp., Actuant Receivables Corporation, as Buyer, and Wachovia Bank, N.A., as Agent	Exhibit 10.28 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.24	Amendment No. 1, dated as of November 30, 2001, to the Receivables Purchase Agreement dated as of May 31,2001, among Actuant Receivables Corporation, as Seller, Actuant Corporation, as Initial Servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as Agent.	Exhibit 10.29 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.25	Actuant Corporation Change in Control Agreement for Robert C. Arzbaecher dated January 7, 2002.	Exhibit 10.30 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.26	Actuant Corporation Change in Control Agreement for Andrew G. Lampereur dated January 7, 2002.	Exhibit 10.31 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.27	Underwriting Agreement, dated February 7, 2002 among Actuant Corporation and First Union Securities, Inc. ; ABN AMRO Rothschild LLC ; Robert W. Baird & Co. Incorporated and Bear, Stearns & Co. Inc.	Exhibit 1.1 to the Registrant’s Form 8-K dated February 7, 2002

10.28	Notice of Partial Redemption to the Holders of Applied Power, Inc. (N/K/A Actuant Corporation) 13% Series A Senior Subordinated Notes due 2009 (CUSIP No. 00508WAB2)	Exhibit 10.33 to the Registrant’s Form 10-Q for quarter ended February 28, 2002

10.29	Actuant Corporation Outside Directors’ Deferred Compensation Plan	Exhibit 99.1 to the Registrant’s Form S-8 dated May 24, 2002

10.30	Actuant Corporation Change in Control Agreement for Mark E. Goldstein dated September 30, 2002	Exhibit 10.30 to the 2002 10-K

10.31	Description of Fiscal 2003 Management Bonus Arrangements	Exhibit 10.31 to the 2002 10-K

10.32	(a) Actuant Corporation 2002 Stock Plan	Exhibit A to the Registrant’s Proxy Statement, dated December 3, 2002 for the 2003 Annual Meeting of Shareholders

	(b) Amendment to 2002 Stock Plan adopted by Board of Directors on January 13, 2003		X

10.33	Share Sale and Purchase and Option Agreement between Horst Michaels, Anni Simoneit, Arno Michaels, Bianca Michaels, Ute Michaels, and Applied Power Holding GmbH and Actuant Corporation dated July 22, 2002	Exhibit 10.32 to the 2002 10-K

10.34	Actuant Corporation Change in Control Agreement for William Blackmore dated November 15, 2002	Exhibit 10.33 to the 2002 10-K

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.35	Actuant Corporation Change in Control Agreement for Ronald Wieczorek dated November 8, 2002	Exhibit 10.34 to the 2002 10-K

10.36	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.35 to the 2002 10-K

10.37	Description of Fiscal 2004 Management Bonus Arrangements		X

14	Code of Ethics		X

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney	See Signature Page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

*	Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.