Form 10-K/A
period 2003-08-31
ACTUANT CORP
filed 2003-11-03
CIK 6955

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to amend the Annual Report on Form 10-K of Actuant Corporation for the fiscal year ended August 31, 2003, as filed with the Securities and Exchange Commission on October 24, 2003 (the “Original 10-K”). The purpose of this Amendment is (i) to amend Items 1 and 5, (ii) to amend Item 6 to revise footnote no. 1 to the Selected Financial Data table, (iii) to amend Items 10, 11, 12, 13 and 14 to include information that was originally intended to be incorporated by reference to our proxy statement for the 2004 annual meeting of stockholders and (iv) to file Exhibit 10.38.

While only certain portions of the Original 10-K have been amended, for convenience and ease of reference we are filing this Amendment in its entirety. Unless otherwise stated, all information contained in this Amendment is as of October 24, 2003, the filing date of our Original 10-K. We have not updated the disclosures contained in the Original 10-K to reflect any events that have occurred after the filing date of our Original 10-K.

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

We believe Gardner Bender is a leading supplier of electrical tools and components to the North American retail home center, retail marine and retail automotive aftermarket, supplying approximately 9,000 SKUs through a variety of distribution channels. Gardner Bender maintains strong customer relationships with leading retailers such as Lowe’s, The Home Depot, Menards, TruServ, Ace Hardware, WalMart, Sears, Advance Auto Parts and West Marine. Gardner Bender’s main product lines include the following:

•	Cable Ties, Staples, Fasteners and Wire Management

•	Wire Connectors, Solderless Terminals and Lugs

•	Conduit Bending and Conduit Fishing

•	Electrical Handtools

•	Electrical Testers and Meters

•	Electric Wire and Cable

•	Plugs, Sockets and Other Automotive Products

We believe Kopp is a leading supplier of electrical consumables and components to the German and Austrian retail home center market, with a growing presence in other European countries. Supplying over 5,000 SKUs, Kopp maintains strong customer relationships with leading retailers such as Praktiker (Metro Group), Hagebau/Zeus, Rewe, Hornbach, Baumax, and OBI. Kopp’s main product lines include the following:

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

Fiscal Year	Period	High	Low
2003	June 1 to August 31	$26.82	$20.75
	March 1 to May 31	21.64	16.25
	December 1 to February 28	24.57	16.78
	September 1 to November 30	22.40	16.55

2002	June 1 to August 31	$21.23	$15.44
	March 1 to May 31	23.08	18.00
	December 1 to February 28	20.00	13.95
	September 1 to November 30	15.63	8.70

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

	Year Ended August 31,
	2003	2002	2001	2000	1999
	(in millions, except per share data)
Statement of Earnings Data(1):
Net sales	$585.4	$463.0	$481.9	$681.4	$705.2
Gross profit	190.0	159.0	168.9	242.2	252.7
Operating expenses(2)	114.9	85.4	90.7	145.0	144.5
Operating profit	72.8	71.1	71.9	89.7	99.4
Earnings from continuing operations(3)	29.0	14.6	24.4	28.0	34.6
Diluted earnings per share from continuing operations	1.18	0.69	1.47	1.74	2.15
Cash dividends per share	—	—	—	0.12	0.15

Balance Sheet Data (at end of period)(1):
Total assets	$361.7	$294.6	$342.7	$417.0	$1,059.9
Net assets of discontinued operations(4)	—	—	—	—	598.5
Total debt(5)	169.8	192.6	327.3	432.5	521.2

(1)	The Company completed various acquisitions and divestitures that impact the comparability of the selected financial data presented in the table. The following table summarizes these acquisitions and significant divestitures, other than those impacting the Electronics business, that were completed during the last five years:

	Segment	Date	Approximate Annual Sales(a)
			(in millions)
Acquisitions:
Heinrich Kopp AG	Tools & Supplies	September 2002	$90
Shanghai Sanxin Hydraulic Co, Ltd	Tools & Supplies	April 2003	2
Dewald Manufacturing, Inc	Engineered Solutions	March 2001	24

Divestitures:
Mox-Med	Engineered Solutions	August 2001	$18
Quick Mold Change (“QMC”)	Tools & Supplies	May 2001	6
Norelem	Tools & Supplies	August 2000	8
Barry Controls	Engineered Solutions	June 2000	122
Air Cargo Equipment	Engineered Solutions	May 2000	22
Samuel Groves	Engineered Solutions	October 1999	9

(a)	Represents approximate sales at the time of the completion of the transaction.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

	Age	Director Since
Robert C. Arzbaecher	43	2000
President and Chief Executive Officer of Actuant Corporation
Gustav H.P. Boel	58	2000
Vice President—Kopp
Bruce S. Chelberg (1)	69	2000
Retired Chairman and Chief Executive Officer of Whitman Corporation (a conglomerate whose principal operating company is an independent Pepsi-Cola bottler)
H. Richard Crowther (1)(2)	71	1995
Retired Vice Chairman, Illinois Tool Works Inc. (manufacturer of engineered components and systems)
Thomas J. Fischer (2)	56	2003	*
Consultant in corporate financial and accounting matters, retired partner of Arthur Andersen LLP
William K. Hall (1)(2)(3)	60	2001
Chairman and Chief Executive Officer, Procyon Technologies, Inc. (holding company focused on the acquisition and growth of suppliers to the global aerospace and defense industry)
Kathleen J. Hempel (2)(3)	53	2001
Private investor and Former Vice Chairman and Chief Financial Officer of Fort Howard Corp. (manufacturer, converter and marketer of sanitary tissue products)
Robert A. Peterson (2)	47	2003	*
President and Chief Executive Officer of Norcross Safety Products L.L.C. (manufacturer and marketer of personal safety equipment)
William P. Sovey (2)(3)	70	2000
Chairman and former Chief Executive Officer of Newell Rubbermaid, Inc. (a multi-national manufacturer and marketer of branded consumer products)

*	Appointed to the board of directors in July 2003.
(1)	Member of the Compensation Committee of the Board of Directors.
(2)	Member of the Audit Committee of the Board of Directors.
(3)	Member of the Nominating and Corporate Governance Committee of the Board of Directors.

All of the directors have held the positions with the Company or other organizations shown in the above table during the past five years, except for the following: (a) Robert C. Arzbaecher was Vice President and Chief Financial Officer of Applied Power Inc. from 1994 and Senior Vice President from 1998 until August, 2000; (b) Gustav H.P. Boel was Senior Vice President of APW Ltd. until February, 2001 and an independent business consultant from February, 2001 until September, 2002; (c) Bruce S. Chelberg was Chairman and Chief Executive Officer of Whitman Corporation from 1992 to 2000; (d) Thomas J. Fischer was a partner with Arthur Andersen LLP from 1980 to 2002; and (e) William K. Hall was Chairman and Chief Executive Officer of Falcon Building Products, Inc. from 1997 to 2000.

Bruce S. Chelberg is a director at First Midwest Bancorp., Inc., Northfield Laboratories, Inc. and Snap-On Tools. Thomas J. Fischer is a director of Badger Meter, Inc. William K. Hall is a director of GenCorp Inc., A.M. Castle & Co. and Great Plains Energy, Inc. Kathleen J. Hempel is a director of Whirlpool Corp., Oshkosh Truck Corp., A.O. Smith Corp. and Kennametal Corp. William P. Sovey is a director of Newell Rubbermaid, Inc. and Teco Energy, Inc.

Audit Committee

The Audit Committee of the board of directors oversees and monitors the participation of the Company’s management and independent accountants throughout the financial reporting process. No member of the Committee is employed by or has any other material relationship with the Company. The Audit Committee is comprised entirely of independent directors as defined and required by Sections 303.01(B) and 303.02(D) of the New York Stock Exchange listing standards. The board of directors has determined that a majority of the members of the Audit Committee, including each of Ms. Hempel and Mr. Fischer, qualify as an audit committee financial expert under Securities and Exchange Commission regulations.

Executive Officers

For information regarding our executive officers, please see “Executive Officers of the Registrant” in Part I hereof.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors, executive officers and persons who beneficially own 10% or more of the common stock are required to report their initial ownership of common stock and subsequent changes in that ownership to the Securities and Exchange Commission and the New York Stock Exchange. Specific due dates for those reports have been established and the Company is required to disclose herein any failure to file by those due dates during fiscal 2003. Based upon a review of such reports furnished to the Company, or written representations that no reports were required, the Company believes that all of those filing requirements were satisfied with respect to fiscal 2003, except that reports for the following transactions were filed late due to administrative oversights: (i) a grant of restricted stock units to Mr. Boel, (ii) a grant of options to each of Mr. Chelberg, Mr. Crowther, Mr. Hall, Ms. Hempel and Mr. Sovey and (iii) a grant of phantom stock to each of Mr. Crowther, Mr. Hall and Mr. Sovey.

Code of Ethics

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

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and each of the Company’s other four most highly compensated executive officers who were serving as executive officers at the end of fiscal 2003, for services rendered to the Company and its subsidiaries (“named executive officers”). Also included in the table is actual compensation information for those individuals for fiscal years 2002 and 2001, if they were employed by the Company at that time.

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position				Securities Underlying Options/ SARs (1)	Restricted Stock Awards ($)		All Other Compensation ($)(2)(3)(4)
	Year	Salary	Bonus
Robert C. Arzbaecher
President and Chief Executive Officer	2003	$500,000	$469,000	90,000	$-0-		$20,520
President and Chief Executive Officer	2002	425,000	532,000	100,000	-0-		58,091
President and Chief Executive Officer	2001	360,000	91,916	-0-	-0-		47,149
Gustav H.P. Boel
Vice President, Kopp (5)	2003	$212,000	$103,100	6,000	$114,180	(6)	$-0-
Mark Goldstein
Vice President, Tools & Supplies	2003	$265,000	$216,100	24,000	$-0-		$55,308	(7)
Vice President, Gardner Bender	2002	230,000	185,058	28,000	-0-		34,468	(7)
Vice President, Gardner Bender (8)	2001	97,308	16,000	24,000	-0-		20,906
Ralph L. Keller
Vice President, Operations	2003	$205,000	$109,900	14,000	$-0-		$13,129
Vice President, Operations	2002	195,000	148,200	20,000	-0-		15,976
Vice President, Operations	2001	180,000	26,321	-0-	-0-		36,403
Andrew G. Lampereur
Vice President and Chief Financial Officer	2003	$250,000	$150,800	24,000	$-0-		$17,686
Vice President and Chief Financial Officer	2002	220,000	167,200	24,000	-0-		20,465
Vice President and Chief Financial Officer	2001	185,000	27,053	-0-	-0-		33,258

(1)	Consists entirely of stock options.
(2)	The 2003 amounts represent the following: (a) the Company’s Savings Plan matching contributions as follows: Mr. Arzbaecher—$3,225, Mr. Goldstein—$3,225, Mr. Keller—$3,077, and Mr. Lampereur—$3,225; (b) the Company’s Savings Plan core contributions as follows: Mr. Arzbaecher—$6,000, Mr. Goldstein—$6,000, Mr. Keller—$6,000, and Mr. Lampereur—$6,000; (c) premiums paid by the Company for split-dollar life insurance for Mr. Arzbaecher—$3,787; (d) auto payments as follows: Mr. Arzbaecher—$6,916, Mr. Goldstein—$5,291, Mr. Keller—$2,687, and Mr. Lampereur—$8,070; (e) imputed income from term life insurance coverage in excess of the IRS designated tax-free amounts as follows: Mr. Arzbaecher—$592; Mr. Goldstein—$588, Mr. Keller—$1,365, and Mr. Lampereur—$391; and (f) relocation costs paid by the Company for Mr. Goldstein—$23,565.
(3)	The 2002 amounts represent the following: (a) the Company’s Savings Plan matching contributions as follows: Mr. Arzbaecher—$2,775, Mr. Goldstein—$2,775, Mr. Keller—$2,775 and Mr. Lampereur—$2,775; (b) the Company’s Savings Plan core contributions as follows: Mr. Arzbaecher-$5,100, Mr. Goldstein—$5,100, Mr. Keller—$5,100 and Mr. Lampereur—$5,100; (c) premiums paid by the Company for split-dollar life insurance for Mr. Arzbaecher—$4,336; (d) auto payments as follows: Mr. Arzbaecher—$3,781, Mr. Goldstein—$3,360, Mr. Keller—$2,961 and Mr. Lampereur—$8,770; (e) imputed income from term life insurance coverage in excess of the IRS designated tax-free amounts as follows: Mr. Arzbaecher—$325; Mr. Goldstein—$90, Mr. Keller—$221 and Mr. Lampereur—$54; (f) interest paid by the Company on loans in connection with the Executive Stock Purchase Plan as follows: Mr. Arzbaecher—$6,565, Mr. Goldstein—$901, Mr. Keller—$4,919 and Mr. Lampereur—$3,766; and (g) initiation fee for country club for Mr. Arzbaecher—$35,209.
(4)	The 2001 amounts represent the following: (a) the Company’s Savings Plan matching contributions as follows: Mr. Arzbaecher—$2,775, Mr. Goldstein—$1,924, Mr. Keller—$2,626 and Mr. Lampereur—

$2,775; (b) the Company’s Savings Plan core contributions as follows: Mr. Arzbaecher—$5,100, Mr. Goldstein—$3,399, Mr. Keller—$5,100 and Mr. Lampereur—$5,100; (c) premiums paid by the Company for split-dollar life insurance for Mr. Arzbaecher—$4,336; (d) auto payments as follows: Mr. Arzbaecher—$4,887, Mr. Goldstein—$3,250, Mr. Keller—$1,418 and Mr. Lampereur—$7,968; (e) imputed income from term life insurance coverage in excess of the IRS designated tax-free amounts as follows: Mr. Arzbaecher—$326, Mr. Goldstein—$42; Mr. Keller—$143 and Mr. Lampereur—$54; and (f) interest paid by the Company on loans in connection with the Executive Stock Purchase Plan as follows: Mr. Arzbaecher—$29,725, Mr. Keller—$27,116 and Mr. Lampereur—$17,361; and (g) relocation costs paid by the Company for Mr. Goldstein—$12,291.

(5)	Mr. Boel joined the Company in fiscal 2003 in his current capacity. Prior to joining the Company as an executive officer, Mr. Boel was a non-employee member of the Board of Directors.
(6)	Mr. Boel holds 6,000 restricted stock units which were awarded to him in September 2002. The dollar value shown in the table above is based on the closing price of $19.03 per share on the date the restricted stock units were granted. The restricted stock units are currently unvested, but will vest 100% on September 3, 2004. The value of the restricted units as of August 31, 2003 was $154,500 based on the closing price of $25.75 per share on that date. Dividends (if any) will be paid on the restricted stock units at the same rate as other outstanding shares of the Company’s Class A Common Stock.
(7)	The 2003 amount for Mr. Goldstein includes $16,639 of interest on a loan related to his relocation to the Milwaukee area, which the Company paid on his behalf. The 2002 amount for Mr. Goldstein includes $22,242 of imputed interest on a loan from the Company to Mr. Goldstein to cover relocation expenses and transition costs in connection with Mr. Goldstein’s move from Connecticut to the Milwaukee area. Mr. Goldstein paid the loan in full in August 2002.
(8)	Mr. Goldstein joined the Company in fiscal 2001.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information concerning stock option grants during the last fiscal year to the named executive officers. No stock appreciation rights (“SARs”) were granted in fiscal 2003.

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Sh)	Expiration Date (2)	5%	10%
Robert C. Arzbaecher	90,000	25%	23.94	1/1/13	$1,355,016	$3,433,878
Gustav H.P. Boel	-0-	-0-	n/a	n/a	n/a	n/a
Mark E. Goldstein	24,000	7%	23.94	1/1/13	361,338	915,701
Ralph L. Keller	14,000	4%	23.94	1/1/13	210,780	534,159
Andrew G. Lampereur	24,000	7%	23.94	1/1/13	361,338	915,701

(1)	Based on stock option grants for an aggregate of 364,280 shares made to all employees during the fiscal year ended August 31, 2003.
(2)	Unless earlier terminated, options expire ten years from the date of grant and generally become exercisable as to half of the shares granted two years after the date of grant and fully exercisable five years after the date of grant. In the event of a change in control of the Company, the Compensation Committee may either provide for equivalent substitute options to be granted to the optionees or a cash-out of the options based on the highest fair market value per share of Company common stock during the 60-day period immediately preceding the change in control. Optionees who earn more than $100,000 per year may elect to defer receipt of option shares upon exercise of an option. Throughout the deferral period, the deferred shares are credited with “deemed dividends” at the same rate as dividends paid on Company common stock. At the end of the deferral period, such accumulated cash dividend equivalent amounts are converted into shares of common stock and distributed with the shares of common stock issued to settle the optionee’s deferred share account.

(3)	The dollar amounts under these columns are the result of calculations at the 5% and 10% appreciation rates set by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the common stock price.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table sets forth information for each of the named executive officers concerning options exercised during fiscal 2003 and the number and value of stock options outstanding at the end of the fiscal year. No SARs are outstanding.

Name	Shares Acquired	Value Realized	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End(#)		Value of Unexercised In-the Money Options/SARs at Fiscal Year-End ($)(2)
			Exercisable	Unexercisable(1)	Exercisable	Unexercisable
Robert C. Arzbaecher	148,720	$2,261,002	325,280	352,000	$6,437,287	$4,397,370
Gustav H.P. Boel	-0-	-0-	12,000	-0-	159,870	-0-
Mark E. Goldstein	-0-	-0-	12,000	64,000	226,920	623,250
Ralph L. Keller	-0-	-0-	20,200	54,200	351,218	628,638
Andrew G. Lampereur	-0-	-0-	133,000	84,800	2,853,281	1,030,352

(1)	Represents unvested options at the end of fiscal 2003.
(2)	Based upon the closing price of $25.75 of the common stock on the New York Stock Exchange, Composite Tape on August 31, 2003, as reported in the Wall Street Journal.

Director Compensation

For fiscal year 2003, directors who were not employees of the Company were paid an annual retainer of $30,000 for serving on the board of directors and an annual retainer for serving on each committee of $10,000, $5,000 and $5,000 for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, respectively. The chairperson of each committee received an additional annual fee of $5,000. In addition, each director who is not an employee of the Company is automatically granted an option to purchase 6,000 shares of Company common stock immediately after their election at the Annual Meeting of Shareholders pursuant to the terms of the 2001 Outside Directors’ Stock Option Plan, at an exercise price equal to the fair market value of the common stock on the date of grant. For fiscal year 2003, each non-employee director was automatically granted an option to purchase 6,000 shares of Company common stock at an exercise price of $23.94 per share. Directors who are employees of the Company do not receive separate remuneration in connection with their service on the board or board committees.

Under the Outside Directors’ Deferred Compensation Plan (the “Deferred Compensation Plan”), each non-employee director may elect to defer all or a specified portion of his annual retainer for future payment on a date specified by the participant or upon termination of the participant’s service as a director. The amount deferred is used to purchase shares of Company common stock on the open market, which shares are then placed in a rabbi trust. Distributions from the Deferred Compensation Plan are made in Class A Common Stock. During fiscal year 2003, three directors participated in the Deferred Compensation Plan.

Change in Control Arrangements

Certain of the Company’s stock option plans contain provisions that would be triggered by a change in control of the Company. The 1996, 2001 and 2002 Stock Option Plans permit the Compensation Committee to either provide for equivalent substitute options to be granted to the optionees upon a change in control or the cash-out of options previously granted under such plan based on the highest fair market value per share of Company common stock during the 60-day period immediately preceding the change in control. The 1990 Stock Option Plan provides for acceleration of vesting in the event of a change in control. Finally, the stock option deferral programs which are part of each stock option plan maintained by the Company require distribution of all deferred shares as soon as administratively practicable after the date of a change in control.

The Company has entered into change in control agreements with each of Messrs. Arzbaecher, Blackmore, Goldstein, Kobylinski, Keller, Kerk, Lampereur and Wieczorek, present executive officers of the Company, whereby the Company will provide the executives with termination benefits upon termination of employment following a change in control and a triggering event. A triggering event is generally defined as:

•	(a) reducing the total base compensation amount paid by the Company to the executive or (b) modifying the bonus plan applicable to the executive which results in the executive earning less than the then existing bonus plan or (c) reducing the total aggregate value of the fringe benefits received by the executive from the Company from the levels received by the executive at the time of a change in control or during the 120-day period immediately preceding the change in control; or
•	a material change in the executive’s position or duties, executive’s reporting responsibilities, or persons reporting to the executive from the levels existing at the time of a change in control or during the 180-day period immediately preceding the change in control; or
•	a change in the location or headquarters where the executive is expected to provide services of 40 or more miles from the previous location existing at the time of the change in control or during the 180-day period immediately preceding the change in control.

A change in control is defined as:

•	a sale of over 50% of the stock of the Company measured in terms of voting power, other than in a public offering or certain acquisitions by the Company; or
•	the sale by the Company of over 50% of its business or assets in one or more transactions over a consecutive 12-month period; or
•	a merger or consolidation of the Company with any other corporation if the shareholders of the Company prior to the transaction do not own at least 50% of the surviving entity; or
•	the acquisition by any means of more than 25% of the voting power or common stock of the Company by any person or group of persons (with group defined by the definitions under Section 13(d)(3) of the Securities Exchange Act of 1934, as amended); or
•	the election of directors constituting a majority of the Company’s Board of Directors pursuant to a proxy solicitation not recommended by the Company’s Board of Directors.

The terms of the change in control agreements are not uniform and vary by executive. The period of time during which a triggering event (and corresponding termination of employment) must occur in connection with a change in control vary from 6 months prior to, and 18 to 24 months following, the change in control. The termination benefits payable range from one to two times base salary plus one to two times bonus. The Company will also continue to provide welfare benefits and other perquisites which the executive was receiving at the time of the change in control for a period ranging from 12 to 24 months after termination.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain Beneficial Owners

The following table sets forth, as of October 1, 2003, unless otherwise indicated, certain information with respect to the beneficial ownership of common stock by persons known by the Company to beneficially own more than 5% of the outstanding shares of common stock, by the nominees for director, by each executive officer of the Company named in the Summary Compensation Table above and by the Company’s executive officers and directors as a group. Briefly stated, shares are deemed to be beneficially owned by any person or group who has the power to vote or direct the vote or the power to dispose or direct the disposition of such shares, or who has the right to acquire beneficial ownership thereof within 60 days.

On October 1, 2003, the Company announced that the board of directors approved a two-for-one stock split of its Class A Common Stock which was paid on October 21, 2003 to shareholders of record on October 10, 2003. The stock split was in the form of a stock dividend, with each shareholder receiving an additional share of stock for each share held. All references to the number of shares of Class A Common Stock herein have been restated to reflect the stock split.

Beneficial Owner(1)	Amount and Nature		Percent of Class
FMR Corp(2)	2,991,374		12.7%
82 Devonshire Street
Boston, Massachusetts 02109
Oppenheimer Capital, LLC(3)	1,505,700		6.4%
1345 Avenue of the Americas
49th Floor New York, New York 10105
T. Rowe Price Associates, Inc.(4)	2,823,610		12.0%
100 East Pratt Street
Baltimore, Maryland 21202
Robert C. Arzbaecher	786,302	(5)	3.3%
President and Chief Executive Officer and Director
Gustav H.P. Boel, Vice President, Kopp and Director	15,312	(6)	*
Bruce S. Chelberg, Director	34,800	(7)	*
H. Richard Crowther, Director	86,000	(8)	*
Thomas J. Fischer, Director	2,000		*
Mark E. Goldstein, Vice President, Tools & Supplies	41,456	(9)	*
William K. Hall, Director	10,000	(10)	*
Kathleen J. Hempel, Director	10,000	(11)	*
Ralph L. Keller, Vice President, Operations	106,202	(12)	*
Andrew G. Lampereur, Vice President and Chief Financial Officer	204,102	(13)	*
Robert A. Peterson, Director	6,400	(14)	*
William P. Sovey, Director	13,000	(15)	*
All Directors and Executive Officers (18 persons)	1,525,416	(16)	6.5%

*	Less than 1%
(1)	Unless otherwise noted, the specified person has sole voting power and/or dispositive power over the shares shown as beneficially owned.
(2)	Based on most recently filed Schedule 13G by FMR Corp. (“FMR”), Edward C. Johnson III and Abigail P. Johnson, Fidelity Management & Research Company, a registered investment adviser and wholly owned subsidiary of FMR, is the beneficial owner of 1,900,280 shares over which Mr. Johnson, FMR and the Fidelity Funds each have sole dispositive power and the Fidelity Funds’ Boards of Trustees have sole voting power. Fidelity Management Trust Company, a wholly owned subsidiary of FMR, is the beneficial owner of 1,091,000 shares over which Mr. Johnson and FMR each have sole voting and sole dispositive power.
(3)	Based on most recently filed Schedule 13G, Oppenheimer Capital, LLC has shared voting and dispositive power with respect to all of the shares reported.
(4)	Based on most recently filed Schedule 13G, T. Rowe Price Associates, Inc. has sole voting and dispositive power with respect to all of the shares reported. The reported shares, however, are owned by various individual and institutional investors to whom T. Rowe Price Associates, Inc. acts as an investment advisor. T. Rowe Price Associates, Inc. expressly disclaims beneficial ownership of the reported shares.
(5)	Includes 1,200 shares held by spouse, 1,100 shares held by his children through a custodian, 10,052 shares held in the Savings Plan and 1,600 shares held in an individual IRA Account. Also includes 453,280 shares issuable pursuant to options exercisable currently or within 60 days of October 1, 2003.
(6)	Includes 12,000 shares issuable pursuant to options exercisable currently or within 60 days of October 1, 2003. Excludes 2,150 phantom stock units held in the Company’s Outside Directors’ Deferred

Compensation Plan, of which he does not have any voting or dispositive power and 6,000 restricted stock units which have not vested.
(7)	Includes 12,000 shares issuable pursuant to options exercisable currently or within 60 days of October 1, 2003.
(8)	Includes 1,200 shares held by a family trust and 84,800 shares issuable pursuant to options exercisable currently or within 60 days of October 1, 2003. Excludes 29,464 phantom stock units held in the Company’s Outside Directors’ Deferred Compensation Plan, of which he does not have any voting or dispositive power.
(9)	Includes 1,272 shares held in the Savings Plan, 584 shares held in the Employee Stock Purchase Plan and 26,000 shares issuable pursuant to options exercisable currently or within 60 days of October 1, 2003.
(10)	Includes 6,000 shares issuable pursuant to options exercisable currently or within 60 days of October 1, 2003. Excludes 3,236 phantom stock units held in the Company’s Outside Directors’ Deferred Compensation Plan, of which he does not have any voting or dispositive power.
(11)	Includes 6,000 shares issuable pursuant to options exercisable currently or within 60 days of October 1 2003.
(12)	Includes 2,382 shares held in the Savings Plan, 60 shares held in Employee Stock Purchase Plan and 30,200 shares issuable pursuant to options exercisable currently or within 60 days of October 1, 2003.
(13)	Includes 4,098 shares held in the Savings Plan, 362 shares held in the Employee Stock Purchase Plan and 129,280 shares issuable pursuant to options exercisable currently or within 60 days of October 1, 2003.
(14)	Excludes 134 phantom stock units held in the Company’s Outside Directors’ Deferred Compensation Plan.
(15)	Includes 12,000 shares issuable pursuant to options exercisable currently or within 60 days of October 1, 2003. Excludes 7,700 phantom stock units held in the Company’s Outside Directors’ Deferred Compensation Plan, of which he does not have any voting or dispositive power.
(16)	Includes 1,600 shares held in an individual IRA account, 1,200 shares held by a family trust, 1,200 shares held by spouses, 1,100 shares held by a custodian for minor children, 1,300 shares held in the Employee Stock Purchase Plan and 22,624 shares held in the Savings Plan. Also includes 880,860 shares issuable pursuant to options exercisable currently or within 60 days of October 1, 2003. Excludes 42,684 phantom stock units held in the Company’s Outside Directors’ Deferred Compensation Plan, for which none of the directors has any voting or dispositive power. Also excludes 6,000 unvested restricted stock units.

The beneficial ownership information set forth above is based on information furnished by the specified persons or known to the Company and is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as required for purposes hereof. It is not necessarily to be construed as an admission of beneficial ownership for other purposes.

Equity Compensation Plan Information

The following table provides information as of August 31, 2003 regarding the number of shares of common stock that may be issued under the Company’s equity compensation plans.

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,956,102	$11.46	905,020
Equity compensation plans not approved by security holders	0	N/A	75,854	(2)

Total	1,956,102	$11.46	980,874

(1)

The table does not include information regarding the Company’s Outside Directors’ Deferred Compensation Plan. The plan permits deferral of director compensation into phantom stock units which are paid out in shares of common stock. The directors who participate in the plan do not have any voting or dispositive power over the phantom stock units. As of August 31, 2003, there were 42,684 phantom stock units held in the plan.

(2)	Consists of shares available for issuance under the Company’s Employee Stock Purchase Plan. Pursuant to the Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of common stock through payroll deductions. Participants may authorize payroll deductions of up to $300 per month, with a minimum payroll deduction of $20 per month, unless otherwise determined by the plan administrator. Monthly purchases of common stock to fulfill the participants’ purchase requirements will, at the election of the Company, be effected by the plan administrator either by the purchase of shares in the open market or by the purchase of treasury shares or authorized but unissued shares from the Company. Purchases will be effected by the plan administrator as soon as practicable following the final payroll period each month. At the Company’s discretion, shares may be acquired by participants at a discount not to exceed 10% of the applicable purchase price paid by the plan administrator. For open market purchases, the applicable purchase price is the average price of the actual market purchases made by the plan administrator. For the purchase or treasury or authorized but unissued shares, the applicable purchase price is the average daily closing price of the common stock for the last ten trading days of each month. The specific discount applicable to a calendar year’s purchases under the plan will be determined in advance by the Company. However, no discount will be available unless the Company’s cash profits per share for the immediately preceding fiscal year have increased at least 15% over the cash profits per share of the fiscal year preceding the most recently completed fiscal year. All dividends paid on shares held in the Employee Stock Purchase Plan will automatically be reinvested in common stock.

Item 13.    Certain Relationships and Related Transactions

In August 2000, the Company adopted the Actuant Corporation Executive Stock Purchase Plan. The purpose of this plan was to facilitate the purchase of Company common stock by executive officers in order to more closely align the executive’s financial rewards with the financial rewards realized by Company shareholders and to increase the ownership of common stock among executives. The Compensation Committee designated the amount that could be borrowed by the executive officers from a financial institution and selected employees eligible to participate in the program. In connection with this plan, the Company guaranteed an individual’s loan and agreed that the Company would be responsible for interest expense incurred by the executive in excess of four percent (4%) per year. During the 2003 fiscal year, the Company did not pay any interest on loans entered into by executive officers because the prevailing interest rates were lower than 4%. The Company also agreed to be responsible for 50% of any loss incurred on shares purchased under this program so long as the participant remains employed by the Company until July 31, 2004. If the participant terminates employment before July 31, 2004 or sells the shares purchased under this program prior to July 31, 2004, the executive officer is responsible for the full amount of any loss on the sale. As of August 31, 2003, the fair market value of the stock purchased under the program exceeded the underlying loan amounts. As of August 31, 2003, guarantees by the Company have been made for seven executive officers, totaling approximately $2.6 million in the aggregate, all of which was used to purchase approximately 237,500 shares of Company common stock. The total amounts of the corresponding loans as of October 31, 2003 for our named executive officers were: Mr. Arzbaecher—$0, Mr. Goldstein—$209,831, Mr. Keller—$718,741, and Mr. Lampereur—$572,443. Mr. Boel does not participate in the plan. In fiscal 2002, the Company suspended the practice of providing new guarantees for the benefit of its executive officers in connection with such purchases.

Item 14.    Principal Accounting Fees and Services

PricewaterhouseCoopers LLP was the Company’s principal accountant for fiscal years 2003 and 2002. Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP for such fiscal years were as follows:

	Fiscal Year Ended August 31, 2003	Fiscal Year Ended August 31, 2002
Audit Fees	$616,000	$503,000
Audit-Related Fees	$68,000	$82,000
Tax Fees	$766,000	$738,000
All Other Fees	$2,000	$0

Audit Fees were for professional services rendered for the audit of the Company’s annual financial statements, the review of quarterly financial statements, the preparation of statutory and regulatory filings, and the issuance of comfort letters and consents. Audit-Related Fees were for professional services rendered in connection with employee benefit plan audits, accounting consultations, due diligence and audits in connection with acquisitions. Tax fees consist of fees billed for professional services for tax compliance, tax planning and tax advice. These services include assistance regarding federal, state and international tax compliance and planning, tax audit defense, and mergers and acquisitions.

The Audit Committee has considered the compatibility of the non-audit services provided by PricewaterhouseCoopers LLP to PricewaterhouseCoopers LLP’s continued independence and has concluded that the independence of PricewaterhouseCoopers LLP is not compromised by the performance of such services.

The Audit Committee has adopted policies and procedures for the pre-approval of the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. All annual recurring audit fees require specific approval by the Audit Committee prior to the work commencing. All non-audit services which involve more that $50,000 in fees require specific approval by the Audit Committee prior to the work commencing. The Audit Committee has given general pre-approval for all legally allowable services provided by the independent auditor that involve less than $50,000. Any such engagement must be specifically pre-approved by management and management must provide quarterly reports of such activity to the Audit Committee.

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

2.  Financial Statement Schedules

See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data”.

3.  Exhibits

See “Index to Exhibits” beginning on page 82, which is incorporated herein by reference.

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

Dated: November 3, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

Signature	Title

+ Robert C. Arzbaecher	Chairman of the Board, President and Chief Executive Officer, Director

+ H. Richard Crowther	Director

+ Gustav H.P. Boel	Director and Vice President—Kopp

+ Bruce S. Chelberg	Director

+ William P. Sovey	Director

+ Kathleen J. Hempel	Director

+ William K. Hall	Director

+ Thomas J. Fischer	Director

+ Robert A. Peterson	Director

/S/ ANDREW G. LAMPEREUR Andrew G. Lampereur	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*	Each of the above signatures is affixed as of November 3, 2003

+	By:	/S/ ANDREW G. LAMPEREUR
	As:	Attorney-in-fact

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2003

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant’s Form 10-Q for quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	+

3.2	(a) Amended and Restated Bylaws	Exhibit 3.4 to the Registrant’s Form 10-Q for quarter ended May 31, 2001

	(b) Amendment No. 1 to Amended and Restated Bylaws	Exhibit 3.3 to the Registrant’s Form 10-K for fiscal year ended August 31, 2002 (“2002 10-K”)

4.1

Agreement for Purchase and Sale, Dated

August 29, 1990, between Minnesota

Mining and Manufacturing Company and

Applied Power Inc., and seven related

Leases, each dated April 29, 1991, Between

Bernard Garland and Sheldon Garland, d/b/a

Garland Enterprises, as Landlord, and

Applied Power Inc., as Tenant

Exhibit 19.2(a)-(g) to the Registrant’s Form 10-Q for quarter ended May 31, 1991

4.2	Registration Rights Agreement dated August 1, 2000, relating to $200,000,000 Applied Power Inc. 13% Senior Subordinated Notes Due 2009	Exhibit 10.11 to the Registrant’s Form 8-K Dated as of August 14, 2000

4.3	Indenture, dated as of August 1, 2000, among Applied Power Inc. as issuer and the Subsidiary Guarantors and Bank One Trust Company, N.A.	Exhibit 10.12 to the Registrant’s Form 8-K Dated as of August 14, 2000

4.4	Purchase Agreement dated July 21, 2000, between Applied Power Inc. and the Initial Purchasers named therein	Exhibit 10.13 to the Registrant’s Form 8-K Dated as of August 14, 2000

†	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled instruments, or any unfiled exhibits or schedules to filed instruments, defining the rights of security holders.

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

4.5	Amended and Restated Credit Agreement dated as of May 22, 2002 among Actuant Corporation, the Lenders Named Therein, and Credit Suisse First Boston as Lead Arranger, Collateral Agent and Administrative Agent, Wachovia Bank, N.A. as Syndication Agent, and ING Capital LLC as Documentation Agent.	Exhibit 4.12 to the Registrant’s Form 10-Q for quarter ended May 31, 2002

4.6	Amended and Restated Security Agreement dated as of May 22, 2002 by Actuant Corporation and the Subsidiary Guarantors Party thereto and the Subsidiary Pledgors Party thereto and Credit Suiss First Boston, as Collateral Agent.	Exhibit 4.13 to the Registrant’s Form 10-Q for quarter ended May 31, 2002

4.7	Amended and Restated Indemnity, Subrogation and Contribution Agreement dated as of May 22, 2002, among Actuant Corporation, each Guarantor Subsidiary of the Company, and Credit Suisse First Boston, as Collateral Agent for the Secured Parties.	Exhibit 4.14 to the Registrant’s Form 10-Q for quarter ended May 31, 2002

4.8	Amended and Restated Subsidiary Guarantee Agreement dated as of May 22, 2002, among each of the Guarantor Subsidiaries of Actuant Corporation and Credit Suisse First Boston, as Collateral Agent for the Secured Parties.	Exhibit 4.15 to the Registrant’s Form 10-Q for quarter ended May 31, 2002

10.1	(a) Applied Power Inc. 1990 Stock Option Plan adopted by Board of Directors on August 9, 1990 and approved by shareholders on January 7, 1991 (“1990 Plan”)	Exhibit A to the Registrant’s Proxy Statement dated December 5, 1990 For 1991 Annual Meeting of Shareholders

	(b) Amendment to 1990 Plan adopted by board of directors on August 10, 1992 and approved by shareholders on January 7, 1993	Exhibit 10.5(b) to the Registrant’s Form 10-K for fiscal year ended August 31, 1992

	(c) Amendment to 1990 Plan adopted by board of directors on May 8, 1997	Exhibit 10.4(c) to the Registrant’s Form 10-K for the fiscal year ended August 31, 1997 (“1997 10-K”)

10.2	Description of Fiscal 2001 Management Bonus Arrangements*	Exhibit 10.5 to the Registrant’s Form 10-K for the fiscal year ended August 31, 2000 (“2000 10-K”)

10.3	(a) Applied Power Inc. 1989 Outside Directors’ Stock Option Plan adopted by board of directors on November 8, 1989 and approved by shareholders on January 13, 1990 (“1989 Plan”)	Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended August 31, 1989

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

	(b) Amendment to 1989 Plan Adopted by board of directors on November 9, 1990 and approved by shareholders on January 7, 1991	Exhibit 10.7(b) to the Registrant’s Form 10-K for the fiscal year ended August 31, 1990

	(c) Amendment to 1989 Plan Adopted by board of directors on October 31, 1996	Exhibit 10.7(c) to the Registrant’s Form 10-K for fiscal year ended August 31, 1996 (“1996 10-K”)

10.4	Outside Directors’ Deferred Compensation Plan adopted by Board of Directors on May 4, 1995	Exhibit 10.8 to the Registrant’s Form 10-K For fiscal year ended August 31, 1995

10.5	(a) 1996 Stock Plan adopted by board of directors on August 8, 1996 and proposed for shareholder approval on January 8, 1997	Annex A to the Registrant’s Proxy Statement dated November 19, 1996 for 1997 Annual Meeting of Shareholders

	(b) Amendment to 1996 Stock Plan adopted by board of directors on May 8, 1997	Exhibit 10.10(b) to the 1997 10-K

10.6	Form of Contribution Agreement, Plan and Agreement Regarding Litigation, Claims and Other Liabilities between API and APW, dated as of July 21, 2000	Exhibit 10.2 to the Form 10 Registration Statement of APW, Ltd. dated May 1, 2000 as amended (the “Form 10”)

10.7	Form of General Assignment, Assumption and Agreement Regarding Litigation, Claims and Other Liabilities between API and APW, dated as of July 21, 2000	Exhibit 10.3 to the Form 10

10.8	Form of Transitional Trademark Use and License Agreement between API and APW, dated as of July 21, 2000	Exhibit 10.4 to the Form 10

10.9	Form of Insurance Matters Agreement between API and APW, dated as of July 21, 2000	Exhibit 10.5 to the Form 10

10.10	Form of Bill of Sale and Assumption of Liabilities between API and APW, dated as of July 21, 2000	Exhibit 10.6 to the Form 10

10.11	Form of Employee Benefits and Compensation Agreement between API and APW, dated as of July 21, 2000	Exhibit 10.7 to the Form 10

10.12	Form of Tax Sharing and Indemnification Agreement between API and APW, dated as of July 21, 2000	Exhibit 10.8 to the Form 10

10.13	Form of Interim Administrative Services Agreement between API and APW, dated as of July 21, 2000	Exhibit 10.9 to the Form 10

10.14	Form of Confidentiality and Nondisclosure Agreement between API and APW, dated as of July 21, 2000	Exhibit 10.10 to the Form 10

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.15	Form of Patent Assignment between API and Wright Line Inc. (n/k/a APW Ltd.), dated as of July 21, 2000	Exhibit 10.11 to the Form 10

10.16	Form of Change in Control Agreement for certain named executives (Messrs. Brian Kobylinski, Ralph Keller, and Arthur Kerk)	Exhibit 10.21 to the 2000 10-K

10.17	Actuant Corporation Executive Stock Purchase Plan	Exhibit 10.22 to the 2000 10-K

10.18	Actuant Corporation 2001 Stock Plan	Exhibit B to the Registrant’s Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

10.19	(a) Actuant Corporation 2001 Outside Directors’ Stock Option Plan (“2001 Outside Directors’ Plan”)	Exhibit C to the Registrant’s Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

	(b) Amendment to 2001 Outside Directors’ Plan adopted by Board of Directors on November 7, 2002 and approved by shareholders on January 10, 2003	+

10.20

Receivables Sale Agreement dated as of May 30, 2001, among Actuant Corporation,

Del City Wire Co., Inc., GB Tools and

Supplies, Inc., Versa Technologies, Inc., and

Engineered Solutions, L.P., as Originators,

and Actuant Receivables Corporation, as

Buyer

Exhibit 10.25 to the Registrant’s Form 10-Q For quarter ended May 31, 2001

10.21	Receivables Purchase Agreement dated as of May 30, 2001, among Actuant Receivables Corporation, as Seller, Actuant Corporation, as Initial Servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as Agent	Exhibit 10.26 to the Registrant’s Form 10-Q for quarter ended May 31, 2001

10.22	Description of Fiscal 2002 Management Bonus Arrangements*	Exhibit 10.27 to the Registrant’s Form 10-K for the fiscal year ended August 31, 2001 (“2001 10-K”)

10.23	Amendment No. 1, dated as of November 30, 2001, to the Receivables Sale Agreement dated as of May 31, 2001, among Actuant Corporation, Del City Wire Co., Inc., GB Tools and Supplies, Inc., Versa Technologies, Inc., and Engineered Solutions, L.P., as Existing Originators, Nielsen Hardware Corp., Actuant Receivables Corporation, as Buyer, and Wachovia Bank, N.A., as Agent	Exhibit 10.28 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.24	Amendment No. 1, dated as of November 30, 2001, to the Receivables Purchase Agreement dated as of May 31,2001, among Actuant Receivables Corporation, as Seller, Actuant Corporation, as Initial Servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as Agent.	Exhibit 10.29 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.25	Actuant Corporation Change in Control Agreement for Robert C. Arzbaecher dated January 7, 2002.	Exhibit 10.30 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.26	Actuant Corporation Change in Control Agreement for Andrew G. Lampereur dated January 7, 2002.	Exhibit 10.31 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.27	Underwriting Agreement, dated February 7, 2002 among Actuant Corporation and First Union Securities, Inc. ; ABN AMRO Rothschild LLC ; Robert W. Baird & Co. Incorporated and Bear, Stearns & Co. Inc.	Exhibit 1.1 to the Registrant’s Form 8-K dated February 7, 2002

10.28	Notice of Partial Redemption to the Holders of Applied Power, Inc. (N/K/A Actuant Corporation) 13% Series A Senior Subordinated Notes due 2009 (CUSIP No. 00508WAB2)	Exhibit 10.33 to the Registrant’s Form 10-Q for quarter ended February 28, 2002

10.29	Actuant Corporation Outside Directors’ Deferred Compensation Plan	Exhibit 99.1 to the Registrant’s Form S-8 dated May 24, 2002

10.30	Actuant Corporation Change in Control Agreement for Mark E. Goldstein dated September 30, 2002	Exhibit 10.30 to the 2002 10-K

10.31	Description of Fiscal 2003 Management Bonus Arrangements*	Exhibit 10.31 to the 2002 10-K

10.32	(a) Actuant Corporation 2002 Stock Plan	Exhibit A to the Registrant’s Proxy Statement, dated December 3, 2002 for the 2003 Annual Meeting of Shareholders

	(b) Amendment to 2002 Stock Plan adopted by Board of Directors on January 13, 2003	+

10.33	Share Sale and Purchase and Option Agreement between Horst Michaels, Anni Simoneit, Arno Michaels, Bianca Michaels, Ute Michaels, and Applied Power Holding GmbH and Actuant Corporation dated July 22, 2002	Exhibit 10.32 to the 2002 10-K

10.34	Actuant Corporation Change in Control Agreement for William Blackmore dated November 15, 2002	Exhibit 10.33 to the 2002 10-K

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.35	Actuant Corporation Change in Control Agreement for Ronald Wieczorek dated November 8, 2002	Exhibit 10.34 to the 2002 10-K

10.36	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.35 to the 2002 10-K

10.37	Description of Fiscal 2004 Management Bonus Arrangements*	+

10.38

Amendment No. 1, dated as of June 17, 2003, to the Amended and Restated Credit Agreement dated as of May 22, 2002 among Actuant Corporation, the Lenders named therein, Credit Suisse First Boston as Lead Arranger, Collateral Agent and Administrative Agent, Wachovia Bank, N.A. as Syndication Agent, and ING Capital LLC as Documentation Agent.

X

14	Code of Ethics	+

21	Subsidiaries of the Registrant	+

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney	+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

*	Management contracts and executive compensation plans and arrangements.

+	Previously filed as an exhibit to the Original 10-K.