Form 10-Q
period 2003-11-30
ACTUANT CORP
filed 2004-01-14
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

Yes ☒    No ☐

The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2003 was 23,576,456

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

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

Actuant Corporation provides free-of-charge access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through its website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,
	2003	2002
Net Sales	$166,584	$147,858
Cost of Products Sold	111,966	101,956

Gross Profit	54,618	45,902
Selling, Administrative and Engineering Expenses	33,349	27,087
Amortization of Intangible Assets	547	627

Operating Profit	20,722	18,188
Net Financing Costs	4,391	5,662
Charge for Early Extinguishment of Debt	15,069	1,974
Litigation Charge Associated with Divested Businesses	—	7,300
Other (Income) Expense, net	453	246

Earnings Before Income Tax Expense and Minority Interest	809	3,006
Income Tax Expense	283	1,067
Minority Interest, net of income taxes	233	83

Net Earnings	$293	$1,856

Earnings per Share:
Basic	$0.01	$0.08
Diluted	$0.01	$0.08
Weighted Average Common Shares Outstanding:
Basic	23,539	23,206
Diluted	24,727	24,396

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	November 30, 2003	August 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$32,692	$4,593
Accounts receivable, net	99,048	81,825
Inventories, net	74,666	67,640
Deferred income taxes	15,334	14,727
Other current assets	4,516	3,977

Total Current Assets	226,256	172,762
Property, Plant and Equipment, net	63,555	59,197
Goodwill	121,530	101,680
Other Intangible Assets, net	21,985	19,521
Other Long-term Assets	11,968	8,493

Total Assets	$445,294	$361,653

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$516	$1,224
Trade accounts payable	56,130	53,045
Accrued compensation and benefits	17,419	16,773
Income taxes payable	15,794	21,444
Current maturities of long-term debt	7,696	8,918
Other current liabilities	39,032	40,753

Total Current Liabilities	136,587	142,157
Long-term Debt, less current maturities	245,651	159,692
Deferred Income Taxes	9,444	8,841
Pension and Postretirement Benefit Liabilities	30,618	29,430
Other Long-term Liabilities	29,743	29,042
Minority Interest in Net Equity of Consolidated Affiliates	160	4,117
Shareholders’ Deficit:
Class A common stock, $0.20 par value, authorized 32,000,000 shares, issued and outstanding 23,572,250 and 23,512,406 shares, respectively	4,714	4,702
Additional paid-in capital	(522,239)	(522,627)
Retained earnings	528,415	528,122
Stock held in trust	(676)	(636)
Deferred compensation liability	676	636
Accumulated other comprehensive loss	(17,799)	(21,823)

Total Shareholders’ Deficit.	(6,909)	(11,626)

Total Liabilities and Shareholders’ Deficit	$445,294	$361,653

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2003	2002
Operating Activities
Net earnings	$293	$1,856
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	3,934	3,689
Amortization of debt discount and debt issuance costs	374	377
Write-off of debt discount and debt issuance costs in conjunction with early extinguishment of debt	1,385	317
Provision for deferred income taxes	820	366
Loss on disposal of assets	70	25
Changes in operating assets and liabilities, excluding the effects of the business acquisitions:
Accounts receivable	(8,355)	(6,381)
Inventories	(2,413)	1,915
Prepaid expenses and other assets	(326)	1,978
Trade accounts payable	(136)	(2,621)
Accrued interest	(4,056)	(4,117)
Income taxes payable	(5,835)	(2,564)
Other accrued liabilities	625	9,148

Net cash (used in) provided by operating activities	(13,620)	3,988
Investing Activities
Proceeds from sale of property, plant and equipment	—	4
Capital expenditures	(2,885)	(3,392)
Cash paid for business acquisitions, net of cash acquired	(33,197)	(8,730)

Net cash used in investing activities	(36,082)	(12,118)
Financing Activities
Partial redemption of 13% senior subordinated notes	(49,354)	(9,425)
Net proceeds from convertible senior subordinated note offering	145,216	—
Net principal borrowings (payments) on other debt	(18,586)	18,010
Stock option exercises and other	358	298

Net cash provided by financing activities	77,634	8,883
Effect of exchange rate changes on cash	167	3

Net increase in cash and cash equivalents	28,099	756
Cash and cash equivalents – beginning of period	4,593	3,043

Cash and cash equivalents – end of period	$32,692	$3,799

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company’s significant accounting policies are disclosed in its fiscal 2003 Annual Report on Form 10-K. For additional information, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2003 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as discussed otherwise, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2004.

Prior year financial statements have been reclassified where appropriate to conform to current year presentations.

Note 2. Acquisitions

On September 3, 2003, the Company acquired certain assets and assumed certain liabilities of Kwikee Products Company, Inc. (“Kwikee” or the “Kwikee Acquisition”) for $28.2 million of cash. Kwikee, headquartered in Cottage Grove, Oregon, is a leading provider of retractable step systems and storage tray systems for the North American recreational vehicle (“RV”) market. The purchase agreement allows for additional payments to the sellers aggregating no more than $1.0 million, contingent on the Company’s achieving earnings before interest, income taxes, depreciation, and amortization above a specified level in the fiscal years ended August 31, 2004, 2005, 2006, 2007, and 2008. These additional payments, $0.5 million of which was prepaid at closing, are limited to $0.25 million in each fiscal year during the performance period, with a cumulative earn-out payment in the last year of the performance period subject to the achievement of certain earnings objectives. This transaction was funded through borrowings under the Company’s senior secured credit agreement (the “Senior Credit Agreement”). Kwikee was an attractive acquisition candidate because it held a leading market position in retractable step systems and storage tray systems and it increased the Company’s content per vehicle in the important motor home segment of the RV industry. In addition, Kwikee’s brand name, experienced management, and track record of profitable growth were all attractive factors in evaluating the acquisition. The transaction was accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying condensed consolidated financial statements only since the acquisition date. The preliminary purchase price allocation, which is subject to change, resulted in goodwill of $19.9 million and intangible assets of $3.1 million, consisting of patents, trademarks, and customer relationships. Pro forma results of operations of the Company for the three months ended November 30, 2002 and a purchase price allocation have not been presented for Kwikee, as this acquisition is not considered to be significant.

On September 3, 2002, the Company acquired approximately 80% of the outstanding capital stock of Heinrich Kopp AG (“Kopp” or the “Kopp Acquisition”). Kopp, headquartered in Kahl, Germany, is a leading provider of electrical products to the German, Austrian and Eastern European retail home center markets. In the transaction, the Company paid approximately $15.8 million (including the assumption of debt and deferred purchase price of $1.6 million, less acquired cash). During the first quarter of fiscal 2004, the Company paid the deferred purchase price and exercised its option to acquire the remaining 20% of the outstanding capital stock for $3.3 million by utilizing borrowings available under its Senior Credit Agreement. The transactions were accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying condensed consolidated financial statements only since the respective acquisition dates. There was no goodwill recorded in the acquisition, as the purchase price in both steps of the acquisition was less than the fair value of the acquired assets and liabilities. Accordingly, the book value of the acquired long-lived assets has been reduced as required under generally accepted accounting principles.

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans are designed to reduce administrative and operational costs and resulted in an $11.7 million restructuring reserve being recorded in the purchase accounting process. Of the reserve, $2.6 million relates to the closure of Kopp’s manufacturing facility in Ingolstadt, Germany, with the balance primarily representing other employee severance costs to be incurred in connection with the transfer of certain production to lower cost locations and general reductions in the workforce. The restructuring reserve was originally estimated to be $16.7 million, however, in the fourth quarter of fiscal 2003 the Company revised this estimate due to a combination of higher attrition rates and lower severance costs. This adjustment resulted in a reduction in the recorded value of the fixed assets as required by generally accepted accounting principles. As a result of these integration plans, the Company expects to reduce a sizable number of personnel in the first 24 months of Kopp ownership. As of November 30, 2003 the Ingolstadt facility had been closed and in total, over 100 employees had been terminated.

A rollforward of the restructuring reserve follows:

	August 31, 2003 Balance	Cash Payments	Currency Impact	November 30, 2003 Balance
Severance	$8,407	$(616)	$742	$8,533
Exit costs	389	(203)	28	214

Total reserve	$8,796	$(819)	$770	$8,747

The Company expects that cash payments related to the Kopp restructuring reserve will increase in the second and third quarter of fiscal 2004 relative to the first quarter of fiscal 2004.

Note 3. Accounts Receivable Financing

The Company utilizes an accounts receivable securitization program whereby it sells certain of its United States trade accounts receivable to a wholly owned special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a financial institution. Sales of the participating interests in the trade receivables are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows. Trade receivables sold and being serviced by the Company were $26.0 million and $23.9 million at November 30, 2003 and August 31, 2003, respectively.

Accounts receivable financing costs of $0.1 million for each of the three months ended November 30, 2003 and 2002 are included in “Net Financing Costs” in the accompanying Condensed Consolidated Statements of Earnings. Total cash proceeds under the trade accounts receivable financing program were $24.5 million and $27.9 million for the three months ended November 30, 2003 and 2002, respectively.

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

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended November 30, 2003 are as follows:

	Tools & Supplies Segment	Engineered Solutions Segment	Total
Balance as of August 31, 2003	43,214	58,466	101,680
Goodwill of acquired business	—	19,850	19,850
Currency impact	(18)	18	—

Balance as of November 30, 2003	$43,196	$78,334	$121,530

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of November 30, 2003 and August 31, 2003 are as follows:

	November 30, 2003			August 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$22,505	$9,277	$13,228	$22,376	$9,391	$12,985
Trademarks	5,196	1,548	3,648	4,496	1,303	3,193
Non-compete agreements	1,163	997	166	3,342	3,086	256
Other	1,788	698	1,090	1,349	772	577

Total	$30,652	$12,520	$18,132	$31,563	$14,552	$17,011

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of November 30, 2003 and August 31, 2003 are as follows:

	November 30, 2003	August 31, 2003
Tradenames	$3,732	$2,389
Other	121	121

Total	$3,853	$2,510

In connection with the acquisition of Kwikee, the Company allocated $1.3 million and $0.6 million of the purchase price to its patents and customer relationships, respectively. The patents and customer relationships are being amortized over their useful lives of 13 and 15 years, respectively. In addition, the Company acquired certain tradenames valued at $1.2 million, which are classified as indefinite lived intangible assets and are not subject to amortization. See Note 2, “Acquisitions,” for further information about the acquisition of Kwikee.

Amortization expense recorded on the intangible assets listed in the above table was $0.5 million and $0.6 million for the three months ended November 30, 2003 and 2002, respectively. Total fiscal 2004 amortization expense is estimated to be $2.0 million. Amortization expense for fiscal years 2005 through 2009 is estimated to be $1.8 million per year.

Note 6. Accrued Product Warranty Costs

The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty for the three months ended November 30, 2003:

Balance as of August 31, 2003	$3,436
Warranty reserves of acquired business	313
Currency impact	161
Provision for warranties	906
Warranty payments and costs incurred	(1,157)

Balance as of November 30, 2003	$3,659

Note 7. Debt

The Company’s indebtedness, other than short-term borrowings, as of November 30, 2003 and August 31, 2003 was as follows:

	November 30, 2003	August 31, 2003
Senior secured credit agreement
Revolving credit borrowings	$—	$400
Term loan	35,000	48,000
Euro denominated term loans	8,022	11,439

Sub-total – Senior secured indebtedness	43,022	59,839
Convertible senior subordinated debentures (“Convertible Notes”), due 2023	150,000	—
Senior subordinated notes (“13% Notes”), due 2009	60,779	110,133
Initial issuance discount	(499)	(946)
Fair value adjustments on interest rate swaps	45	(416)

Sub-total – Senior subordinated indebtedness	210,325	108,771

Total debt, excluding short-term borrowings	253,347	168,610
Less: current maturities of long-term debt	(7,696)	(8,918)

Total long-term debt, less current maturities	$245,651	$159,692

In November 2003, the Company sold $150.0 million aggregate principal amount of Convertible Senior Subordinated Debentures (“Convertible Notes”) due November 15, 2023. The Convertible Notes bear interest at a rate of 2.00% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders of the Convertible Notes will receive contingent interest if the trading price of the Convertible Notes equals or exceeds 120% of the principal amount of the Convertible Notes over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the Convertible Notes during the five days immediately preceding the applicable six-month interest period per $1,000 principal amount of Convertible Notes.

The Company has the right to repurchase for cash all or part of the Convertible Notes on or after November 20, 2010. The holders of the Convertible Notes have the right to require the Company to purchase all or a portion of the Convertible Notes on November 15, 2010, November 15, 2013 and November 15, 2018 or upon certain corporate events. The purchase price for these repurchases shall equal 100% of the principal amount of the Convertible Notes purchased plus accrued and unpaid interest.

The Convertible Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries on a senior subordinated basis. These guarantees will be released when the Company has no 13% Notes outstanding; provided that if the Company issues other senior subordinated debt that is guaranteed by one or more of the Company’s subsidiaries, then such subsidiaries will be required to guarantee the Convertible Notes on an unsecured senior subordinated basis.

The Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 25.0563 shares per $1,000 principal amount of Convertible Notes, which equals a conversion price of approximately $39.91 per share (subject to adjustment) only under the following conditions: (i) during any fiscal quarter commencing after November 30, 2003, if the closing sale price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter, (ii) during any period in which the Company’s senior subordinated debt credit rating falls below certain thresholds, (iii) if a Convertible Note has been called for redemption and has not yet been redeemed, the holder may convert that Convertible Notes prior to the close of business on the last business day prior to the redemption date, or (iv) if specified corporate transactions occur. The Company has agreed to file a shelf registration statement with the Securities and Exchange Commission covering the resale of the Convertible Notes and the underlying common stock.

Net proceeds from the issuance of the Convertible Notes were $145.2 million. The Company used approximately $63.9 million of the net proceeds to fund the repurchase of $49.4 million of 13% Notes through open market and negotiated purchases, including premium payments and accrued interest. As a result of these repurchases the Company recorded a pre-tax charge of $15.1 million during the first quarter of fiscal 2004, consisting of bond redemption premium payments and the non-cash write-off of the associated debt discount and debt issuance costs. In addition, the net proceeds were used to repay $33 million of borrowings under the senior secured credit agreement related to the acquisition of Kwikee, and the remaining 20% interest in Kopp, as well as the Kopp deferred purchase price. The Company also made optional prepayments on the term loan under the senior secured credit agreement and the Euro-denominated term loans totaling $17.3 million. The remaining net proceeds are in cash and cash equivalents on the Condensed Consolidated Balance Sheets and will be used for general corporate purposes, which may include, without limitation, repurchases of outstanding 13% Notes, working capital and possible future acquisitions.

During the first quarter of fiscal 2003, the Company retired $9.4 million of its 13% Notes acquired through open market and negotiated purchases. The Company recorded a pre-tax charge of $2.0 million consisting of bond redemption premium payments and the non-cash write-off of the associated debt discount and debt issuance costs.

The 13% Notes include fair value adjustments of $0.1 and $(0.4) million at November 30, 2003 and August 31, 2003, respectively, related to interest rate swap contracts that convert fixed rates to variable rates. See Note 10, “Derivatives” for further information.

Note 8. Stock Option Plans

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

	Three Months Ended November 30,
	2003	2002
Net earnings, as reported	$293	$1,856
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(439)	(211)

Pro forma net earnings (loss)	$(146)	$1,645

Earnings (loss) per share:
Basic – as reported	$0.01	$0.08
Basic – pro forma	$(0.01)	$0.07
Diluted – as reported	$0.01	$0.08
Diluted – pro forma	$(0.01)	$0.07

Note 9. Distribution of Electronics Segment

On July 31, 2000, the Company effected the spin-off of APW Ltd., a Bermuda company organized to own and operate its former Electronics Business. In conjunction with the spin-off and as is customary in these types of transactions, APW agreed to indemnify the Company for certain claims and liabilities. However, as a result of APW’s bankruptcy filing discussed below, APW was released from its obligation to indemnify the Company for income tax matters relating to the spin-off and periods prior to the spin-off. Accordingly, the Company is or may be subject to substantial liabilities of APW. In particular, the Company remains liable for tax obligations associated with the spin-off and related corporate restructuring transactions as well as APW’s and its potential tax obligations for periods prior to the spin-off.

During the third quarter of fiscal 2002, APW and one of APW’s wholly owned indirect subsidiaries, Vero Electronics, Inc., commenced prepackaged bankruptcy cases in the United States Bankruptcy Court for the Southern District of New York. On July 31, 2003, APW and Vero Electronics emerged from bankruptcy. Pursuant to the bankruptcy proceedings, APW rejected certain agreements entered into between APW and the Company at the time of the spin-off that governed a variety of indemnification matters between the parties. These agreements included the Tax Sharing and Indemnification Agreement, or TSA, in which APW agreed to indemnify the Company for income tax liabilities in excess of $1.0 million which could arise from any audit or other administrative or judicial proceedings resulting in adjustments to the separate taxable income of APW or any of its subsidiaries which were included in the Company’s consolidated group for periods prior to the spin-off, as well as all taxes related to the spin-off and related corporate restructuring transactions. The Internal Revenue Service has commenced an audit of the Company’s tax return for fiscal 2000, which was the year in which the spin-off and related corporate restructuring transactions occurred. If any audit adjustments were to result in a tax liability, such liability would be payable by the Company. The amount of such additional tax liabilities may be substantial and could have a material adverse effect on the Company’s financial condition and results of operations.

On August 6, 2002, the Company and APW entered into an agreement which provides, among other things, that the right of offset asserted by the Company with respect to approximately $23.8 million of funds (the “Offset Funds”) which it held on behalf of APW is an allowed secured claim which is unimpaired by the APW bankruptcy proceeding; and, further, that the Company may retain possession of the Offset Funds and may use such Offset Funds to, among other things, reimburse it for certain estimated costs of approximately $4.9 million and any tax adjustments arising from the Company’s spin-off of APW. In the event that such costs and adjustments exceed the Offset Funds, the Company will be responsible for any shortfall, and such excess amount could result in a materially adverse impact upon its financial position and results of operations. Pursuant to the agreement with APW, the Company will be required to pay an estimated $18 to $19 million of the Offset Funds to APW or other third parties as spin-off related contingencies are resolved. The Company estimates that these payments will be made sometime during fiscal 2005 although there can be no assurance as to the actual date these payments may in fact be made. The Offset Funds have been recorded in “Other Long-term Liabilities” and totaled $18.9 million as of November 30, 2003 and August 31, 2003.

Prior to the spin-off, the Company, in the normal course of business, entered into certain real estate and equipment leases or guaranteed such leases on behalf of its subsidiaries, including those in the Electronics Business segment. In conjunction with the spin-off, the Company assigned its rights in the leases used in the Electronics Business segment to APW, but was not released as a responsible party from all such leases by the lessors. As a result, the Company remains contingently liable for such leases. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $17.5 million at November 30, 2003. The future undiscounted minimum lease payments for these leases are as follows: $4.3 million in calendar 2004; $3.1 million in calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; and $9.1 million thereafter. The parties to these leases, which currently include both subsidiaries of APW and certain former APW subsidiaries that have been acquired by third parties, have not filed Chapter 11 cases and, as such, none of those leases have been rejected in the bankruptcies noted above. However, the Company remains contingently liable for those leases if these APW subsidiaries or their successors are unable to fulfill their obligations thereunder. A future breach of these leases by these APW subsidiaries or their successors could, therefore, potentially have a material adverse impact upon the Company’s financial position and results of operations.

Note 10. Derivatives

All derivatives are recognized on the balance sheet at their estimated fair value. At November 30, 2003 and August 31, 2003, the Company was a party to one interest rate swap contract that has a notional amount of $25 million and converts fixed rate debt of 13% to variable rate debt based on the six-month LIBOR plus 9.63%. At November 30, 2003 the six-month LIBOR was 1.26%. This swap contract matures on May 1, 2009, which corresponds to the maturity date of the debt. No net gain or loss has been recorded in earnings related to changes in the fair value of this contract since the contract is considered to be “effective” as the terms of the contract exactly match the terms of the underlying debt. Instead, the fair value of the contract is recorded as a $1.3 million and a $1.8 million long-term liability at November 30, 2003 and August 31, 2003, respectively, with the offset recorded as a fair value adjustment to the 13% Notes.

During the third quarter of fiscal 2003 the Company terminated an interest rate swap contract that had a notional amount of $25 million, which converted fixed rate debt to variable rate debt. The Company received a cash settlement of $1.6 million, representing the fair value of the swap contract, from the counterparty. Prior to the termination, hedge accounting treatment was used since the contract was considered to be “effective” as the terms of the contract exactly matched the terms of the underlying debt. Hedge accounting treatment resulted in no net gain or loss being recorded in earnings related to changes in the fair value of the contract. Because the swap was terminated, hedge accounting must also be discontinued. At November 30, 2003, the $1.4 million fair value adjustment to the 13% Notes is treated as a premium to the underlying debt and is being amortized to net financing costs over the original remaining life of the contract.

At August 31, 2003, the Company was a party to an interest rate swap contract to convert variable rate debt to a fixed rate with a notional value of $25 million. This contract matured on September 5, 2003. Unrealized gains, net of income taxes, of $0 and $0.1 million were recorded in other comprehensive income to recognize the fair value of interest rate swap contracts to convert variable rate debt to a fixed rate for the three months ended November 30, 2003 and 2002.

Note 11. Earnings Per Share

The reconciliations between basic and diluted earnings per share for all periods presented are as follows:

	Three Months Ended November 30,
	2003	2002
Numerator:
Net earnings	$293	$1,856
Denominator:
Weighted average common shares outstanding for basic earnings per share	23,539	23,206
Net dilutive effect of stock options based on the treasury stock method using average market price	1,188	1,190

Weighted average common and equivalent shares outstanding for diluted earnings per share	24,727	24,396

Basic Earnings Per Share	$0.01	$0.08
Diluted Earnings Per Share	$0.01	$0.08

The convertible senior subordinated notes discussed in Note 7, “Debt,” have no impact on the Company’s earnings per share calculations because conditions under which the notes may be converted have not been satisfied.

Note 12. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended November 30,
	2003	2002
Net earnings	$293	$1,856
Foreign currency adjustments	4,015	(541)
Fair value of interest rate swaps, net of taxes	7	78
Unrealized gain on available for sale securities, net of tax	2	—

Comprehensive income	$4,317	$1,393

Note 13. Segment Information

The Company has two reportable segments: Tools & Supplies and Engineered Solutions, with separate and distinct operating management and strategies. The Tools & Supplies segment is primarily involved in the design, manufacture and distribution of tools and supplies to the retail do-it-yourself, construction, electrical wholesale, industrial and production automation markets. The Engineered Solutions segment focuses on developing and marketing value-added, customized motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and industrial markets. The Company has not aggregated individual operating segments within these reportable segments. The accounting policies of the segments are the same as described the in the fiscal 2003 Annual Report on Form 10-K in Note 1, “Summary of Significant Accounting Policies.” The Company evaluates segment performance based primarily on earnings before interest, taxes and amortization less a net asset carrying charge.

The following tables summarize financial information from continuing operations by reportable segment. Earnings (Loss) before Income Tax Expense and Minority Interest for each reportable segment and geographic region does not include general corporate expenses, interest expense or currency exchange adjustments.

	Three Months Ended November 30,
	2003	2002
Net Sales:
Tools & Supplies	$96,335	$92,014
Engineered Solutions	70,249	55,844

Total	$166,584	$147,858

Earnings (Loss) Before Income Taxes and Minority Interest:
Tools & Supplies	$13,122	$11,297
Engineered Solutions	5,160	3,807
General Corporate and Other	(17,473)	(12,098)

Total	$809	$3,006

	November 30, 2003	August 31, 2003
Assets:
Tools & Supplies	$218,914	$204,787
Engineered Solutions	163,342	126,483
General Corporate and Other	63,038	30,383

Total	$445,294	$361,653

Kwikee is included in the Engineered Solutions segment from its date of acquisition, which impacts the comparability of the segment data. General Corporate and Other results for the three months ended November 30, 2003 and 2002 are impacted by a reduction in Net Financing Costs due to the net impact of the repurchase of $49.4 million of the 13% Notes and the convertible debt issuance, costs incurred related to the early extinguishment of debt during the first quarter of fiscal 2004 and 2003, and the litigation charge in the first quarter of fiscal 2003.

Corporate assets, which are not allocated, represent principally cash, capitalized debt issuance costs, and deferred income taxes. The assets that are categorized as “General Corporate and Other” have significantly increased from August 31, 2003 to November 30, 2003 due to an increase in cash and deferred debt issuance costs as a result of the convertible debt issuance in November 2003 as discussed in Note 7, “Debt.”

Note 14. Contingencies and Litigation

The Company had outstanding letters of credit of $4.8 million and $9.2 million at November 30, 2003 and August 31, 2003, respectively. The letters of credit are for self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of sold subsidiaries.

The Company is party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor, patent claims, commission or divestiture disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred and such loss can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $7.3 million to recognize the impact of adverse developments in two separate litigation matters associated with businesses divested prior to the spin-off of APW in July 2000, for which the Company retained indemnification risk. Both matters were resolved and funded during fiscal year 2003. In the third quarter of fiscal 2003, the Company recorded a pre-tax benefit of $0.8 million to reverse excess reserves after the settlement of the second matter.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $1.7 million and $1.8 million were recorded at November 30, 2003 and August 31, 2003, respectively.

In the first quarter of fiscal 2003 the Internal Revenue Service began its audit of the Company’s fiscal year 2000 Federal income tax return. Company management believes that adequate reserves are maintained as of November 30, 2003 to cover a reasonable estimate of its potential exposure with respect to the income tax liabilities that may result from such audit. Nonetheless, there can be no assurance that such reserves will be sufficient upon completion of the IRS audit, and if not, there could be a material adverse impact on the Company’s financial position and results of operations. See Note 10, “Distribution of Electronics Segment”, for further discussion of certain contingencies related to the Distribution.

Note 15. New Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 148 provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions also amend the disclosure requirements of SFAS No. 123 for both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The transitional provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and the disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with early adoption encouraged. The Company adopted the disclosure requirements of SFAS No. 148 in the second quarter of fiscal 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 52, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN No. 46 applies no later than December 31, 2003. Management does not anticipate that FIN No. 46 will have a material effect on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement also addresses the classification of financial instruments that include obligations to issue equity shares as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective as of July 1, 2003. The adoption of SFAS No. 150 did not have an impact on the company’s consolidated financial statements.

Note 16. Subsequent Event

On December 30, 2003, the Company acquired Dresco B.V. (“Dresco”). Dresco, headquartered in Wijchen, Netherlands, is a market leader selling electrical, plumbing, and other supplies to the Benelux do-it-yourself (DIY) market. In the transaction, the Company acquired 100% of the outstanding shares of Dresco for approximately $30 million. The transaction was funded with proceeds from the Company’s November 2003 Convertible Note offering.

Note 17. Guarantor Condensed Financial Statements

In connection with the Distribution, Actuant issued the 13% Notes. In November 2003, Actuant issued the Convertible Notes. All of our material domestic 100%-owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 13% Notes and the Convertible Notes on a joint and several basis. We believe separate financial statements and other disclosures concerning each of the Guarantors would not provide additional information that is material to investors. Therefore, the Guarantors are combined in the presentation below. There are no significant restrictions on the ability of the Guarantors to make distributions to Actuant. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and Non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

General corporate expenses have not been allocated to subsidiaries, and are all included under the Actuant Corporation heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level (Actuant Corporation column in the following tables), which are not allocated to subsidiaries including, but not limited to, certain employee benefit, insurance, financing, and tax liabilities. Income tax provisions for domestic Actuant Corporation subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the corporate level. Additionally, substantially all of the indebtedness of the Company has historically been, and continues to be, carried at the corporate level and is therefore included in the Actuant Corporation column in the following tables. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries of the Company or with Actuant.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

	Three Months Ended November 30, 2003
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Net sales	$28,932	$51,648	$86,004	$—	$166,584
Cost of products sold	16,539	36,110	59,317	—	111,966

Gross profit	12,393	15,538	26,687	—	54,618
Selling, administrative, and engineering expenses	8,827	9,107	15,415	—	33,349
Amortization of intangible assets	—	523	24	—	547

Operating profit	3,566	5,908	11,248	—	20,722
Other expense (income):
Intercompany activity, net	(2,329)	848	1,481	—	—
Net financing costs	4,120	213	58	—	4,391
Early extinguishment of debt	15,069	—	—	—	15,069
Other (income) expense	230	10	213	—	453

(Loss) earnings before income tax (benefit) expense and minority interest	(13,524)	4,837	9,496	—	809
Income tax (benefit) expense	(4,733)	1,693	3,323	—	283
Minority interest, net of income taxes	—	—	233	—	233

Net (loss) earnings	$(8,791)	$3,144	$5,940	$—	$293

	Three Months Ended November 30, 2002
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Net sales	$18,482	$56,176	$73,200	$—	$147,858
Cost of products sold	10,180	40,176	51,600	—	101,956

Gross profit	8,302	16,000	21,600	—	45,902
Selling, administrative, and engineering expenses	6,642	8,276	12,169	—	27,087
Amortization of intangible assets	—	605	22	—	627

Operating earnings	1,660	7,119	9,409	—	18,188
Other expense (income):
Intercompany activity, net	(571)	(168)	739	—	—
Net financing costs	5,312	246	104	—	5,662
Early extinguishment of debt	1,974	—	—	—	1,974
Litigation charge associated with divested businesses	7,300	—	—	—	7,300
Other (income) expense	(286)	(32)	564	—	246

(Loss) earnings before income tax (benefit) expense and minority interest	(12,069)	7,073	8,002	—	3,006
Income tax (benefit) expense	(4,837)	2,590	3,314	—	1,067
Minority interest, net of income taxes	—	—	83	—	83

Net (loss) earnings	$(7,232)	$4,483	$4,605	$—	$1,856

CONDENSED CONSOLIDATING BALANCE SHEETS

	November 30, 2003
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$28,978	$(504)	$4,218	$—	$32,692
Accounts receivable, net	3,451	1,832	92,693	1,072	99,048
Inventories, net	16,337	26,722	31,607	—	74,666
Deferred income taxes	8,549	—	6,785	—	15,334
Other current assets	1,387	714	2,415	—	4,516

Total current assets	58,702	28,764	137,718	—	226,256
Property, plant and equipment, net	7,379	16,841	39,335	—	63,555
Goodwill	21,430	95,954	4,146	—	121,530
Other intangible assets, net	—	18,789	3,196	—	21,985
Other long-term assets	11,375	51	542	—	11,968

Total assets	$98,886	$160,399	$184,937	$1,072	$445,294

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$516	$—	$516
Current maturities of long-term debt	3,889	—	3,807	—	7,696
Trade accounts payable	13,787	12,901	29,442	—	56,130
Accrued compensation and benefits	6,053	2,185	9,181	—	17,419
Income taxes payable	11,776	1,882	2,136	—	15,794
Other current liabilities	5,967	9,447	23,618	—	39,032

Total current liabilities	41,472	26,415	68,700	—	136,587
Long-term debt, less current maturities	241,436	—	4,215	—	245,651
Deferred income taxes	4,901	(1,030)	5,573	—	9,444
Pension and postretirement benefit liabilities	14,563	—	16,055	—	30,618
Other long-term liabilities	27,069	327	2,347	—	29,743
Minority interest in net equity of consolidated affiliates	—	—	160	—	160
Intercompany balances, net	(54,975)	(198,731)	(183,023)	436,729	—
Total shareholders’ equity (deficit)	(175,580)	333,418	270,910	(435,657)	(6,909)

Total liabilities and shareholders’ equity	$98,886	$160,399	$184,937	$1,072	$445,294

CONDENSED CONSOLIDATING BALANCE SHEETS

	August 31, 2003
	Actuant Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
A S S E T S
Current assets
Cash and cash equivalents	$158	$1,348	$3,087	$—	$4,593
Accounts receivable, net	5,006	(1,263)	78,082	—	81,825
Inventories, net	14,870	24,795	27,975	—	67,640
Deferred income taxes	7,833	—	6,894	—	14,727
Prepaid expenses	1,543	365	2,069	—	3,977

Total current assets	29,410	25,245	118,107	—	172,762
Property, plant and equipment, net	7,691	14,896	36,610	—	59,197
Goodwill, net	21,430	76,079	4,171	—	101,680
Other intangibles, net	—	16,263	3,258	—	19,521
Other long-term assets	7,942	31	520	—	8,493

Total assets	$66,473	$132,514	$162,666	$—	$361,653

L I A B I L I T I E S A N D E Q U I T Y
Current liabilities
Short-term borrowings	—	—	1,224	$—	$1,224
Trade accounts payable	11,765	15,059	26,221	—	53,045
Accrued compensation and benefits	6,309	2,279	8,185	—	16,773
Income taxes payable	11,150	10,167	127	—	21,444
Current maturities of long-term debt	4,473	—	4,445	—	8,918
Other current liabilities	10,376	6,887	23,490	—	40,753

Total current liabilities	44,073	34,392	63,692	—	142,157
Long-term debt, less current maturities	152,698	—	6,994	—	159,692
Deferred income taxes	4,880	(1,027)	4,988	—	8,841
Pension and postretirement benefit liabilities	14,594	—	14,836	—	29,430
Other long-term liabilities	26,461	393	2,188	—	29,042
Minority interest	—	—	4,117	—	4,117
Intercompany balances, net	284,655	(271,887)	(234,480)	221,712	—
Total shareholders’ equity (deficit)	(460,888)	370,643	300,331	(221,712)	(11,626)

Total liabilities and shareholders’ equity	$66,473	$132,514	$162,666	$—	$361,653

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended November 30, 2003
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) earnings	$(8,791)	$3,144	$5,940	$—	$293
Adjustments to reconcile net (loss) earnings to cash (used by) provided by operating activities:
Depreciation and amortization	618	1,781	1,535	—	3,934
Amortization of debt discount and debt issuance costs	374	—	—	—	374
Write-off of debt discount and debt issuance costs in conjunction with early extinguishment of debt	1,385	—	—	—	1,385
Provision (benefit) for deferred income taxes	18	(3)	805	—	820
Loss on disposal of assets	70	—	—	—	70
Changes in operating assets and liabilities, excluding the effects of the business acquisition, net	(5,003)	(12,600)	(2,893)	—	(20,496)

Net cash (used in) provided by operating activities	(11,329)	(7,678)	5,387	—	(13,620)
Investing activities
Capital expenditures	(487)	(563)	(1,835)	—	(2,885)
Investment in domestic affiliates	(33,197)	33,197	—	—	—
Investment in foreign affiliates	—	(4,997)	4,997	—	—
Business acquisitions, net of cash acquired	—	(28,200)	(4,997)	—	(33,197)

Net cash used in investing activities	(33,684)	(563)	(1,835)	—	(36,082)
Financing activities
Partial redemption of 13% Notes	(49,354)	—	—	—	(49,354)
Net principal payments on other debt	(13,400)	—	(5,186)	—	(18,586)
Net proceeds from convertible note offering	145,216	—	—	—	145,216
Proceeds from stock option exercises	358	—	—	—	358
Intercompany payables (receivables)	(8,987)	6,389	2,598	—	—

Net cash provided by (used in) financing activities	73,833	6,389	(2,588)	—	77,634
Effect of exchange rate changes on cash	—	—	167	—	167

Net (decrease) increase in cash and cash equivalents	28,820	(1,852)	1,131	—	28,099
Cash and cash equivalents—beginning of period	158	1,348	3,087	—	4,593

Cash and cash equivalents—end of period	$28,978	$(504)	$4,218	$—	$32,692

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended November 30, 2002
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) earnings	$(7,232)	$4,483	$4,605	$—	$1,856
Adjustments to reconcile net (loss) earnings to cash provided by (used in) operating activities:
Depreciation and amortization	495	1,909	1,285	—	3,689
Amortization of debt discount and debt isssuance costs	377	—	—	—	377
Write-off of debt discount and debt issuance costs in conjunction with early extinguishment of debt	317	—	—	—	317
Provision (benefit) for deferred income taxes	11	(7)	362	—	366
Loss on sale of assets	—	5	20	—	25
Changes in operating assets and liabilities, net	4,197	(7,004)	10,796	(10,631)	(2,642)

Net cash provided by (used in) operating activities	(1,835)	(614)	17,068	(10,631)	3,988
Investing activities
Proceeds from sale of property, plant and equipment	—	4	—	—	4
Capital expenditures	(417)	(294)	(2,681)	—	(3,392)
Business acquisitions, net of cash acquired	—	—	(8,730)	—	(8,730)

Net cash (used in) provided by investing activities	(417)	(290)	(11,411)	—	(12,118)
Financing activities
Partial redemption of 13% Notes	(9,425)	—	—	—	(9,425)
Net principal borrowings on debt	17,000	—	1,010	—	18,010
Debt issuance costs	(18)	—	—	—	(18)
Stock option exercises	316	—	—	—	316
Intercompany payables (receivables)	(6,402)	570	(4,799)	10,631	—

Net cash provided by (used in) financing activities	1,471	570	(3,789)	10,631	8,883
Effect of exchange rate changes on cash	—	—	3	—	3

Net increase (decrease) in cash and cash equivalents	(781)	(334)	1,871	—	756
Cash and cash equivalents—beginning of period	1,835	(228)	1,436	—	3,043

Cash and cash equivalents—end of period	$1,054	$(562)	$3,307	$—	$3,799

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when we refer to “Actuant” or the “Company,” we mean Actuant Corporation and its subsidiaries. The Company’s significant accounting policies are disclosed in the Notes to Consolidated Financial Statements in the fiscal 2003 Annual Report on Form 10-K. The more critical of these policies include consolidation and presentation of financial statements, revenue recognition, inventory valuation, goodwill and other intangible asset accounting, and the use of estimates, which are summarized below.

Consolidation and Presentation: The consolidated financial statements include the accounts of Actuant Corporation and its consolidated subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares. The minority interest amount included on the condensed consolidated balance sheet as of November 30, 2003 represents the amount of equity attributable to minority shareholders of consolidated subsidiaries. The results of companies acquired or disposed are included in the consolidated financial statements from the date of acquisition or until the date of disposal. All significant intercompany balances, transactions, and profits have been eliminated in consolidation.

Revenue Recognition: Revenue is recognized when title to the products being sold transfers to the customer, which is upon shipment.

Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 39% and 43% of total inventories at November 30, 2003 and August 31, 2003, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the Condensed Consolidated Balance Sheet by approximately $5.5 million and $5.6 million at November 30, 2003 and August 31, 2003, respectively.

Goodwill and Other Intangible Assets: Other intangible assets, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from three to twenty-five years unless the asset is an indefinite lived intangible. Indefinite lived intangibles and goodwill are not amortized, but are subjected to annual impairment testing.

Use of Estimates: As required under generally accepted accounting principles, the condensed consolidated financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods presented. They also affect the disclosure of contingencies. Actual results could differ from those estimates and assumptions. See Note 14, “Contingencies and Litigation,” in Notes to Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended November 30, 2003 and 2002

On September 3, 2003, the Company acquired certain assets and assumed certain liabilities of Kwikee Products Company, Inc. (“Kwikee” or the “Kwikee Acquisition”) which impacts the comparability of the operating results for the three months ended November 30, 2003 to the three months ended November 30, 2002. See Note 2, “Acquisitions,” in Notes to Condensed Consolidated Financial Statements.

Net earnings for the three months ended November 30, 2003 were $0.3 million, or $0.01 per diluted share, compared with net earnings of $1.9 million, or $0.08 per diluted share, for the three months ended November 30, 2002. During the three months ended November 30, 2003 and 2002 the Company recorded pre-tax charges of $15.1 million and $2.0 million, respectively, related to the early extinguishment of debt. During the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $7.3 million related to litigation matters associated with businesses divested before the spin-off.

Net Sales

The following table summarizes net sales for the three months ended November 30, 2003 and 2002:

Net Sales by Segment (in thousands)	Three Months Ended November 30,
	2003	2002	Change
Tools & Supplies	$96,335	$92,014	5%
Engineered Solutions	70,249	55,844	26%

Total net sales	$166,584	$147,858	13%

Total net sales increased by $18.7 million, or 13%, from $147.9 million for the three months ended November 30, 2002 to $166.6 million for the three months ended November 30, 2003. Currency translation rates positively impacted sales in the first quarter of fiscal 2004 by $11.4 million. Excluding the one-time impact of the Kwikee Acquisition and foreign currency rate changes on translated results, sales for the three months ended November 30, 2003 increased 1% as compared to the three months ended November 30, 2002.

Tools & Supplies

Net sales for the Tools & Supplies segment increased by $4.3 million, or 5%, from $92.0 million for the three months ended November 30, 2002 to $96.3 million for the three months ended November 30, 2003. Excluding the impact of foreign currency rate changes on translated results, which had a positive impact of $7.4 million, sales decreased 3% in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. This decrease was due to the positive impact in the first quarter of fiscal 2003 of Kopp’s electrical line fills at certain European home centers and strong fiscal 2003 Enerpac sales related to the Millau viaduct project, as well as weak economic conditions.

Engineered Solutions

Engineered Solutions net sales increased $14.4 million, or 26%, from $55.8 million for the three months ended November 30, 2002 to $70.2 million for the three months ended November 30, 2003. Currency translation rates positively impacted sales in the first quarter of fiscal 2004 by $4.0 million. Excluding the one-time impact of the Kwikee Acquisition and foreign currency rate changes on translated results, sales increased 6% in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, due to growth in automotive convertible top shipments attributable to new model launches.

Gross Profit

The following table summarizes gross profit and gross profit margins for the three months ended November 30, 2003 and 2002:

Gross Profit by Segment (in thousands)	Three Months Ended November 30,
	2003	2002	Change
Tools & Supplies	$37,665	$33,274	13%
Engineered Solutions	16,953	12,628	34%

Total gross profit	$54,618	$45,902	19%

Gross Profit Margins by Segment
Tools & Supplies	39.1%	36.2%
Engineered Solutions	24.1%	22.6%
Total gross profit margin	32.8%	31.0%

Total gross profit increased by $8.7 million, or 19%, from $45.9 million for the three months ended November 30, 2002 to $54.6 million for the three months ended November 30, 2003. Excluding foreign currency rate changes on translated results, which had a positive impact of $3.3 million, total gross profit in the first quarter of fiscal 2004 increased 11% from the first quarter of fiscal 2003. Additionally, total gross profit margin increased from 31.0% for the three months ended November 30, 2002 to 32.8% for the three months ended November 30, 2003. These increases are the result of the one-time impact of the Kwikee Acquisition and the Company’s continued success in driving initiatives to improve manufacturing efficiencies and achieve cost reductions.

Tools & Supplies

Gross profit for the Tools & Supplies segment increased by $4.4 million or 13%, from $33.3 million for the three months ended November 30, 2002 to $37.7 million for the three months ended November 30, 2003. Excluding the impact of foreign currency rate changes on translated results, which had a positive impact of $2.5 million, gross profit increased 5% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Total gross profit margin increased from 36.2% for the three months ended November 30, 2002 to 39.1% for the three months ended November 30, 2003. Since the acquisition of Kopp at the beginning of the first quarter of fiscal 2003, gross profit expansion has been achieved as a result of reducing manufacturing capacity and overhead, implementation of lean manufacturing techniques to reduce costs, simplifying the business, shortening cycle time and reducing overall inventory levels. Gardner Bender and Enerpac also experienced gross profit growth as a result of successful efforts in cost reductions.

Engineered Solutions

Engineered Solutions gross profit increased $4.3 million, or 34%, from $12.6 million for the three months ended November 30, 2002 to $16.9 million for the three months ended November 30, 2003. Total gross profit margin increased from 22.6% for the three months ended November 30, 2002 to 24.1% for the three months ended November 30, 2003. Currency translation rates positively impacted gross profit in the first quarter of fiscal 2004 by $0.9 million. Excluding the impact of foreign currency rate changes on translated results, gross profit in the first quarter of fiscal 2004 increased 26% as compared to the first quarter of fiscal 2003 due to the acquisition of Kwikee, cost reductions, and manufacturing process improvements in the recreational vehicle (“RV”) business, partially offset by initial production inefficiencies related to new automotive convertible top platforms.

Selling, Administrative, and Engineering Expense

The following table summarizes selling, administrative, and engineering expenses for the three months ended November 30, 2003 and 2002:

Selling, Administrative, and Engineering (“SAE”) Expense by Segment (in thousands)	Three Months Ended November 30,
	2003	2002	Change
Tools & Supplies	$22,996	$20,031	15%
Engineered Solutions	7,939	5,810	37%
General Corporate	2,414	1,246	94%

Total SAE expense	$33,349	$27,087	23%

Total SAE increased by $6.2 million, or 23%, from $27.1 million for the three months ended November 30, 2002 to $33.3 million for the three months ended November 30, 2003. Currency translation rates negatively impacted SAE in the first quarter of fiscal 2004 by $1.9 million. Excluding the impact of foreign currency rate changes on translated results, SAE for the three months ended November 30, 2003 increased 15% as compared to the three months ended November 30, 2002 due to the Kwikee Acquisition, increased corporate spending, increased segment spending for downsizing programs, increased insurance expense, and sales initiatives.

Tools & Supplies

SAE for the Tools & Supplies segment increased by $3.0 million or 15%, from $20.0 million for the three months ended November 30, 2002 to $23.0 million for the three months ended November 30, 2003. Excluding the impact of foreign currency rate changes on translated results, which had a negative impact of $1.5 million, SAE increased 7% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 due to severance, increased insurance and sales costs.

Engineered Solutions

Engineered Solutions SAE increased $2.1 million, or 37%, from $5.8 million for the three months ended November 30, 2002 to $7.9 million for the three months ended November 30, 2003. Currency translation rates negatively impacted SAE in the quarter by $0.4 million. The remaining increase in SAE was due to the one-time impact of the Kwikee Acquisition and increased spending to support automotive business growth.

General Corporate

General Corporate SAE expenses increased $1.2 million, or 94%, from $1.2 million for the three months ended November 30, 2002 to $2.4 million for the three months ended November 30, 2003. These increases were primarily due to additional headcount and consulting fees related to Sarbanes-Oxley Section 404 compliance, increased insurance and personnel expense, and increased spending on tax planning services and acquisition advice.

Amortization Expense

Amortization expense for the three months ended November 30, 2003 and 2002 was $0.5 million and $0.6 million, respectively.

Net Financing Costs

Net financing costs for the three months ended November 30, 2003 decreased $1.3 million compared to the three months ended November 30, 2002. This net reduction was the result of repurchasing $49.4 million of the 13% Notes and lower market interest rates during the first quarter of fiscal 2004. These actions to reduce net financing costs during the three months ended November 30, 2003 were partially offset by increased debt levels as a result of the 2% Convertible Notes issued in November 2003. See “Liquidity and Capital Resources” below for further information.

Charge for Early Extinguishment of Debt

During the first quarter of fiscal 2004, the Company retired $49.4 million (gross principal amount) of its 13% Notes acquired through open market and negotiated purchases. The Company recorded a pre-tax charge of $15.1 million related to the redemption of the 13% Notes. The pre-tax charge consisted of the $13.7 million bond redemption premium payments and a $1.4 million non-cash write-off of the associated debt discount and debt issuance costs.

During the first quarter of fiscal 2003, the Company retired $9.4 million (gross principal amount) of its 13% Notes acquired through open market and negotiated purchases. The Company recorded a pre-tax charge of $2.0 million related to the redemption of the 13% Notes. The pre-tax charge consisted of the $1.7 million bond redemption premium payment and a $0.3 million non-cash write-off of the associated debt discount and debt issuance costs.

Litigation Charge Associated with Divested Businesses

In the first quarter of fiscal 2003, the Company recorded a pre-tax charge of $7.3 million to recognize the impact of adverse developments in two separate litigation matters associated with businesses divested prior to the spin-off of APW in July 2000, for which the Company retained indemnification risk. Both matters were resolved and funded during fiscal year 2003. In the third quarter of fiscal 2003, the Company recorded a pre-tax benefit of $0.8 million to reverse excess reserves after the settlement of the second matter.

Other (Income) Expense

Other (income) expense for the three months ended November 30, 2003 and 2002 is comprised of the following (in thousands):

	Three Months Ended November 30,
	2003	2002
Net foreign currency transaction loss	$578	$169
Other, net	(125)	77

Other (income) expense	$453	$246

Restructuring Reserves

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans are designed to reduce administrative and operational costs and resulted in an $11.7 million restructuring reserve being recorded in the purchase accounting process. Of the reserve, $2.6 million relates to the closure of Kopp’s manufacturing facility in Ingolstadt, Germany, with the balance primarily representing other employee severance costs to be incurred in connection with the transfer of certain production to lower cost locations and general reductions in the workforce. The restructuring reserve was originally estimated to be $16.7 million, however, in the fourth quarter of fiscal 2003 the Company revised this estimate due to a combination of higher attrition rates and lower severance costs. This adjustment resulted in a reduction in the recorded value of the fixed assets as required by generally accepted accounting principles. As a result of these integration plans, the Company expects to reduce a sizable number of personnel in the first 24 months of Kopp ownership. As of November 30, 2003 the Ingolstadt facility had been closed and in total, over 100 employees had been terminated.

A rollforward of the restructuring reserve follows:

	August 31, 2003 Balance	Cash Payments	Currency Impact	November 30, 2003 Balance
Severance	$8,407	$(616)	$742	$8,533
Exit costs	389	(203)	28	214

Total reserve	$8,796	$(819)	$770	$8,747

The Company expects that cash payments related to the Kopp restructuring reserve will increase in the second and third quarter of fiscal 2004 relative to the first quarter of fiscal 2004.

Liquidity and Capital Resources

Cash and cash equivalents totaled $32.7 million and $4.6 million at November 30, 2003 and August 31, 2003, respectively. The increase in cash at November 30, 2003 is a result of the issuance of $150 million of 2% Convertible Notes.

Net cash used by operating activities was $13.6 million for the three months ended November 30, 2003, as compared to net cash provided by operating activities of $4.0 million for the three months ended November 30, 2002. Operating cash flows for the three month period ended November 30, 2003 were lower than the three month period ended November 30, 2002 primarily due to $12.0 million in incremental premium payments on 13% senior subordinated note repurchases and increased working capital requirements as a result of growth in the automotive convertible top business. Additionally, an increase in cash income tax payments during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 was partially offset by decreased cash interest payments.

Net cash used in investing activities totaled $36.1 million and $12.1 million for the three months ended November 30, 2003 and 2002, respectively. During the three months ended November 30, 2003 $28.2 million of cash was used for the acquisition of Kwikee, $5.0 million of cash was used to fund the purchase of the Kopp minority interest and pay the Kopp deferred purchase price, and $2.9 million of cash was used for capital expenditures. During the three months ended November 30, 2002, $8.7 million was used to fund the Kopp Acquisition and $3.4 million of cash was used for capital expenditures.

Net cash provided by financing activities totaled $77.6 million for the three months ended November 30, 2003. In November 2003, the Company sold an aggregate principal amount of $150.0 million of 2% Convertible Notes (the “Convertible Notes”) due November 15, 2023. Net proceeds from the issuance of the Convertible Notes totaled $145.2 million. Additionally, during the first quarter of fiscal 2004 the Company redeemed $49.4 million of 13% Notes through open market purchases and made optional prepayments of $13.0 million on the term loan under the senior secured credit agreement and $4.3 million on the Euro denominated term loans. Net cash provided by financing activities was $8.9 million for the three months ended November 30, 2002. This consisted of $18.0 million of net principal borrowings on debt, offset by $9.4 million of payments of the 13% Notes.

Debt

In November 2003, the Company sold $150.0 million aggregate principal amount of Convertible Senior Subordinated Debentures (“Convertible Notes”) due November 15, 2023. The Convertible Notes bear interest at a rate of 2.00% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders of the Convertible Notes will receive contingent interest if the trading price of the Convertible Notes equals or exceeds 120% of the principal amount of the Convertible Notes over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the Convertible Notes during the five days immediately preceding the applicable six-month interest period per $1,000 principal amount of Convertible Notes.

The Company has the right to repurchase for cash all or part of the Convertible Notes on or after November 20, 2010. The holders of the Convertible Notes have the right to require the Company to purchase all or a portion of the Convertible Notes on November 15, 2010, November 15, 2013 and November 15, 2018 or upon certain corporate events. The purchase price for these repurchases shall equal 100% of the principal amount of the Convertible Notes purchased plus accrued and unpaid interest.

The Convertible Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries on a senior subordinated basis. These guarantees will be released when the Company has no 13% Notes outstanding; provided that if the Company issues other senior subordinated debt that is guaranteed by one or more of the Company’s subsidiaries, then such subsidiaries will be required to guarantee the Convertible Notes on an unsecured senior subordinated basis.

The Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 25.0563 shares per $1,000 principal amount of Convertible Notes, which equals a conversion price of approximately $39.91 per share (subject to adjustment) only under the following conditions: (i) during any fiscal quarter commencing after November 30, 2003, if the closing sale price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter, (ii) during any period in which the Company’s senior subordinated debt credit rating falls below certain thresholds, (iii) if a Convertible Note has been called for redemption and has not yet been redeemed, the holder may convert that Convertible Notes prior to the close of business on the last business day prior to the redemption date, or (iv) if specified corporate transactions occur. The Company has agreed to file a shelf registration statement with the Securities and Exchange Commission covering the resale of the Convertible Notes and the underlying common stock.

Total debt at November 30, 2003 was $253.9 million reflecting the recent issuance of the Convertible Notes, and the use of $33.2 million of cash to fund both the Kwikee acquisition and Kopp minority interest acquisition, $63.9 million of funding for open market repurchases of the Company’s 13% Notes, as well as repayments of senior credit agreement borrowings. Net debt (total debt less approximately $32.7 million of cash) was $221 million, compared to $165 million at the beginning of the quarter. The increase was attributable to acquisitions of $33 million, $14 million in premiums paid to repurchase 13% Notes, seasonal working capital growth, semi-annual interest payments and income tax payments. The Company had no borrowings outstanding under its $100 million revolver at November 30, 2003.

At November 30, 2003, the Company was a party to one interest rate swap contract that had a notional amount of $25 million and converted fixed rate debt of 13% to variable rate debt based on the six-month LIBOR plus 9.63%. At November 30, 2003 the six-month LIBOR was 1.26%. This swap contract matures on May 1, 2009, which corresponds to the maturity date of the debt. No net gain or loss has been recorded in earnings related to changes in the fair value of this contract since the contract is considered to be “effective” as the terms of the contract exactly match the terms of the underlying debt. Instead, the fair value of the contract is recorded as a $1.3 million long-term liability at November 30, 2003 with the offset recorded as a fair value adjustment to the 13% Notes. See Note 10, “Derivatives,” in the accompanying Condensed Consolidated Financial Statements for further information.

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

As discussed in Note 9, “Distribution of Electronics Segment” in the accompanying Condensed Consolidated Financial Statements, the Company is contingently liable for certain lease agreements held by APW or its successors. If APW or its successors do not fulfill their obligations under the leases, the Company could be liable for such leases. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $17.5 million at November 30, 2003. The future undiscounted minimum lease payments for these leases are as follows: $4.3 million in calendar 2004; $3.1 million in calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; and $9.1 million thereafter. A future breach of the lease agreements by APW or its successors could potentially have a material adverse effect on the Company’s results of operations and financial position.

As more fully discussed in Note 3, “Accounts Receivable Financing,” in the accompanying Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $26.0 million and $23.9 million at November 30, 2003 and August 31, 2003, respectively. If the Company were to discontinue this securitization program, at November 30, 2003 it would have been required to borrow approximately $26.0 million to finance the working capital increase. Total capacity under the program is approximately $35 million.

Pursuant to an agreement with the Company’s former subsidiary, APW, the Company will be required to pay an estimated $18 to $19 million to APW or other third parties as Distribution related contingencies are resolved. This amount is accrued in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets. The Company estimates that these payments will be made sometime in fiscal 2005, and will be funded by availability under the revolving credit facilities and funds generated from operations. In addition, cash outflows will be required over the next twelve months to fund the Kopp restructuring cash flow requirements. See Note 2, “Acquisitions,” in the accompanying notes to condensed consolidated financial statements for further information about Kopp.

In September 2002, the Company was informed that its Federal income tax return for fiscal year 2000 would be subject to audit by the Internal Revenue Service (“IRS”). Company management believes that adequate reserves are maintained as of November 30, 2003 to cover a reasonable estimate of its potential exposure with respect to the income tax liabilities that may result from such audit. Nonetheless, there can be no assurance that such reserves will be sufficient upon completion of the IRS audit, and if not, there could be a material adverse impact on the Company’s financial position and results of operations.

The Company had outstanding letters of credit of $4.8 million and $9.2 million at November 30, 2003 and August 31, 2003, respectively. The letters of credit are for self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of sold subsidiaries.

Dividends have not been declared or paid during fiscal 2004, nor does the Company expect to pay dividends in the foreseeable future. Cash flow will instead be retained for working capital needs, acquisitions, and to reduce outstanding debt. At November 30, 2003, the Company had approximately $98 million of availability under its revolver. The Company’s senior credit agreement contains customary limits and restrictions concerning investments, sales of assets, liens on assets, interest and fixed cost coverage ratios, maximum leverage, capital expenditures, acquisitions, excess cash flow, dividends, and other restricted payments. At November 30, 2003 the Company was in compliance with all debt covenants. The Company believes that availability under its credit facilities, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for at least the next twelve months.

Timing of Commitments

The timing of payments due under the Company’s commitments is as follows:

Contractual Obligations(a)
Years Ended August 31,	Long-term Debt Obligations	Operating Lease Obligations	Total
2004	$5,832	$8,400	$14,232
2005	11,582	7,661	19,243
2006	25,410	5,732	31,142
2007	132	3,724	3,856
2008	66	5,086	5,152
Thereafter	210,779	6,892	217,671

Total	$253,801	$37,495	$291,296

(a)	The above table excludes the $18 - $19 million of payments due to APW or other third parties as Distribution related contingencies are resolved since the exact timing of these payments is not known. The Company estimates that such payments will be made in fiscal 2005. The table also excludes the impact of the sale-leaseback of the Kopp land and building that occurred in December 2003. Under the terms of the sale-leaseback transaction, the Company will make quarterly lease payments of €0.3 million for a period of 17 years, commencing in January 2004.

New Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 148 provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions also amend the disclosure requirements of SFAS No. 123 for both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The transitional provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and the disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with early adoption encouraged. The Company adopted the disclosure requirements of SFAS No. 148 in the second quarter of fiscal 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 52, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN No. 46 applies no later than December 31, 2003. Management does not anticipate that FIN No. 46 will have a material effect on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement also addresses the classification of financial instruments that include obligations to issue equity shares as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective as of July 1, 2003. The adoption of SFAS No. 150 did not have an impact on the company’s consolidated financial statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

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

A discussion of the Company’s accounting policies for derivative financial instruments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003 within Note 1 - “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements.

Currency Risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 51% and 52% of its revenues for the year ended August 31, 2003 and three months ended November 30, 2003, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 78% and 80%, respectively, were denominated in euro, with the majority of the remainder denominated in various Asian and other European currencies. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

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

Interest Rate Risk - The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are indexed to the LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At November 30, 2003, the Company was party to one interest rate swap agreement. This swap contract converts $25 million of fixed rate senior subordinated debt to a variable rate. At November 30, 2003, the aggregate fair value of this contract was approximately $(1.3) million. A ten percent increase or decrease in the applicable interest rates on unhedged variable rate debt would result in a change in pre-tax interest expense of approximately $0.1 million on an annual basis.

The Company’s senior secured credit agreement stipulates that no more than 50% of total debt shall be effectively subject to a floating interest rate at the time an interest rate swap agreement is entered into. The Company is in compliance with this requirement.

Item 4 – Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2 – Changes in Securities and Use of Proceeds

(a)	None

(b)	None

(c)	See the second, third, fourth, fifth and sixth paragraphs of Note 7, “Debt,” on page 9, which is incorporated herein by reference.

(d)	None

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

See “Index to Exhibits” on page 32, which is incorporated herein by reference.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the first quarter of fiscal 2004:

Date of Report	Description

October 1, 2003	Announcement of the Company’s results for the fourth quarter of fiscal 2003

November 4, 2003	Announcement of the Company’s proposed offering of $100 million convertible senior subordinated debentures

November 5, 2003	Announcement of the Company’s pricing of $125 million convertible senior subordinated debentures

November 10, 2003	Announcement of the Company’s sale of an additional $25 million of its 2% convertible senior subordinated debentures pursuant to exercise of over allotment option granted to initial purchasers

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION (Registrant)

Date: January 14, 2004	By:	/s/ ANDREW G. LAMPEREUR

Andrew G. Lampereur Vice President and Chief Financial Officer

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2003

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

4.1	Registration Rights Agreement, dated November 10, 2003, relating to $150,000,000 Actuant Corporation 2% Convertible Senior Subordinated Notes Due 2023		X

4.2	Indenture, dated as of November 10, 2003, among Actuant Corporation as issuer and the Subsidiary Guarantors and U.S. Bank National Association relating to $150,000,000 Actuant Corporation 2% Convertible Senior Subordinated Notes Due 2023		X

4.3	First Supplemental Indenture, dated as of January 14, 2004, to the Indenture dated August 1, 2000 relating to $200,000,000 Actuant Corporation 13% Senior Subordinated Notes Due 2009		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X