Form 10-Q
period 2004-02-29
ACTUANT CORP
filed 2004-04-12
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2004 was 23,706,514.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, truck, automotive, industrial production, and construction industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material or labor cost increases, foreign currency risk, interest rate risk, commodity risk, the impact on the economy of terrorist attacks and other geopolitical activity, the length of economic downturns in the Company’s markets, the resolution of contingent liabilities related to APW Ltd. and other litigation matters, the Company’s ability to access capital markets, the Company’s debt level, and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time.

When used herein, the terms “Actuant,” “we,” “us,” “our,” and the “Company” refer to Actuant Corporation and its subsidiaries.

Actuant Corporation provides free-of-charge access to its annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through its website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net Sales	$176,022	$142,099	$342,606	$289,957
Cost of Products Sold	121,227	95,610	233,193	197,566

Gross Profit	54,795	46,489	109,413	92,391

Selling, Administrative and Engineering Expenses	34,036	29,867	67,385	56,954
Amortization of Intangible Assets	587	593	1,134	1,220

Operating Profit	20,172	16,029	40,894	34,217

Net Financing Costs	3,877	5,443	8,268	11,105
Charge for Early Extinguishment of Debt	2,268	—	17,337	1,974
Litigation Charge Associated with Divested Businesses	—	—	—	7,300
Other (Income) Expense, net	638	(752)	1,091	(506)

Earnings Before Income Tax Expense and Minority Interest	13,389	11,338	14,198	14,344

Income Tax Expense	4,660	4,025	4,943	5,092
Minority Interest, net of Income Taxes	(29)	197	204	280

Net Earnings	$8,758	$7,116	$9,051	$8,972

Earnings Per Share:
Basic	$0.37	$0.31	$0.38	$0.39
Diluted	$0.35	$0.29	$0.36	$0.37

Weighted Average Common Shares Outstanding:
Basic	23,601	23,283	23,580	23,259
Diluted.	24,912	24,466	24,825	24,451

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	February 29, 2004	August 31, 2003
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$3,127	$4,593
Accounts receivable, net	102,000	81,825
Inventories, net	82,530	67,640
Deferred income taxes	15,676	14,727
Other current assets	5,687	3,977

Total Current Assets	209,020	172,762

Property, Plant and Equipment, net	54,427	59,197
Goodwill	145,817	101,680
Other Intangible Assets, net	24,036	19,521
Other Long-term Assets	10,514	8,493

Total Assets	$443,814	$361,653

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Short-term borrowings	$2,188	$1,224
Trade accounts payable	57,360	53,045
Accrued compensation and benefits	19,106	16,773
Income taxes payable	13,841	21,444
Current maturities of long-term debt	4,120	8,918
Other current liabilities	42,430	40,753

Total Current Liabilities	139,045	142,157

Long-term Debt, less current maturities	225,066	159,692
Deferred Income Taxes	11,808	8,841
Pension and Postretirement Benefit Liabilities	31,276	29,430
Other Long-term Liabilities	30,263	29,042
Minority Interest in Net Equity of Consolidated Affiliates	161	4,117

Shareholders’ Equity (Deficit):
Class A common stock, $0.20 par value, authorized 42,000,000 and 32,000,000 shares, issued and outstanding 23,648,770 and 23,512,406 shares, respectively	4,730	4,702
Additional paid-in capital	(520,552)	(522,627)
Retained earnings	537,173	528,122
Stock held in trust	(724)	(636)
Deferred compensation liability	724	636
Accumulated other comprehensive loss	(15,156)	(21,823)

Total Shareholders’ Equity (Deficit)	6,195	(11,626)

Total Liabilities and Shareholders’ Equity (Deficit)	$443,814	$361,653

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	February 29, 2004	February 28, 2003
Operating Activities
Net earnings	$9,051	$8,972
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	8,188	7,511
Amortization of debt discount and debt issuance costs	842	744
Write-off of debt discount and debt issuance costs in conjunction with early extinguishment of debt	3,565	317
(Benefit) provision for deferred income taxes	(216)	696
Loss on sale of assets	137	25
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	(4,946)	(1,068)
Inventories	(1,261)	4,010
Prepaid expenses and other assets	(1,052)	1,004
Trade accounts payable	(3,547)	(2,751)
Income taxes payable.	(4,646)	(3,296)
Other accrued liabilities	(4,718)	4,364

Net cash provided by operating activities	1,397	20,528

Investing Activities
Proceeds from sale of property, plant and equipment	14,601	9
Capital expenditures	(5,901)	(6,550)
Cash paid for business acquisitions, net of cash acquired	(65,100)	(8,730)

Net cash used in investing activities	(56,400)	(15,271)

Financing Activities
Partial redemption of 13% senior subordinated notes	(49,354)	(9,425)
Net proceeds from convertible senior subordinated note offering	144,994	—
Extinguishment of former senior secured credit agreement	(30,000)	—
Initial proceeds from new senior credit agreement	30,000	—
Net (repayments) borrowings on revolving credit facilities and short-term borrowings	(17,652)	8,859
Principal borrowings on term loans	—	3,932
Principal payments on term loans	(24,369)	(10,666)
Debt issuance costs	(1,123)	—
Stock option exercises and other	829	744

Net cash provided by (used in) financing activities	53,325	(6,556)

Effect of exchange rate changes on cash	212	183

Net decrease in cash and cash equivalents	(1,466)	(1,116)
Cash and cash equivalents – beginning of period	4,593	3,043

Cash and cash equivalents - end of period	$3,127	$1,927

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheet data as of August 31, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company’s significant accounting policies are disclosed in its fiscal 2003 Annual Report on Form 10-K/A. For additional information, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2003 Annual Report on Form 10-K/A.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as discussed otherwise, such adjustments consist of only those of a normal recurring nature. Operating results for the six months ended February 29, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2004.

Prior year financial statements have been reclassified where appropriate to conform to current year presentations.

Note 2. Acquisitions

Fiscal 2004

On September 3, 2003, the Company acquired certain assets and assumed certain liabilities of Kwikee Products Company, Inc. (“Kwikee” or the “Kwikee Acquisition”) for $28.2 million of cash. Kwikee, headquartered in Cottage Grove, Oregon, is a leading provider of retractable step systems and storage tray systems for the North American recreational vehicle (“RV”) market and is included in our Engineered Solutions segment. The purchase agreement allows for additional payments to the sellers aggregating no more than $1.0 million, contingent on the Company achieving targeted earnings before interest, income taxes, depreciation, and amortization in the fiscal years ended August 31, 2004 through 2008. This transaction was funded through borrowings under the Company’s senior secured credit agreement. Kwikee was an attractive acquisition candidate because it holds leading market positions in retractable step systems and storage tray systems and increases the Company’s content per vehicle in the important motor home segment of the RV industry. In addition, Kwikee’s brand name, experienced management, and track record of profitable growth were all attractive factors in evaluating the acquisition. The transaction was accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Condensed Consolidated Financial Statements since the acquisition date. The preliminary purchase price allocation resulted in goodwill of $19.9 million and intangible assets of $3.1 million, consisting of patents, trademarks, and customer relationships.

On December 30, 2003, the Company acquired 100% of the outstanding capital stock of Dresco B.V. (“Dresco” or the “Dresco Acquisition”) for $31.9 million of cash (net of $0.8 million of cash acquired). Dresco, headquartered in Wijchen, Netherlands, is a leading distributor of electrical, plumbing and other supplies to the Benelux (Belgium, the Netherlands, and Luxembourg) home center market and is included in our Tools & Supplies segment. The purchase agreement allows for additional payments to the sellers aggregating no less than €1.75 million and no more than €10.0 million, contingent on the Company achieving targeted net sales in the calendar years ended December 31, 2004 through 2006. The aggregate minimum payment of €1.75 million has been recorded as a liability in the preliminary purchase price allocation. Dresco was an attractive acquisition candidate because of it’s market leadership, the synergistic opportunities with Kopp (our German electrical home center supplier), and it’s logistics competencies. Dresco’s Benelux customer base provides the Company with geographic expansion opportunities for markets beyond those covered by Kopp in Germany, Austria, and Eastern Europe, and it’s non-electrical products, such as plumbing, expand the Tools & Supplies business product offering. A portion of the proceeds from the Company’s 2% Convertible Senior Subordinated Debentures offering in November 2003 were used to fund the transaction. The transaction was accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Condensed Consolidated Financial Statements since the acquisition date. The preliminary purchase price allocation resulted in goodwill of $24.4 million and intangible assets of $2.5 million, consisting of trademarks, a non-compete agreement, and customer relationships.

The following unaudited pro forma results of operations of the Company for the three and six months ended February 29, 2004 and February 28, 2003 give effect to the Kwikee and Dresco acquisitions as though the transactions had occurred at the beginning of fiscal 2003.

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net sales:
As reported	$176,022	$142,099	$342,606	$289,957
Pro forma	$179,440	$155,900	$354,934	$316,662

Operating profit:
As reported	$20,172	$16,029	$40,894	$34,217
Pro forma	$20,613	$18,401	$42,594	$38,269

Net earnings:
As reported	$8,758	$7,116	$9,051	$8,972
Pro forma	$8,984	$8,343	$9,928	$10,983

Earnings per share:
Basic - as reported	$0.37	$0.31	$0.38	$0.39
Basic – pro forma	$0.38	$0.36	$0.42	$0.47

Diluted - as reported	$0.35	$0.29	$0.36	$0.37
Diluted - pro forma	$0.36	$0.34	$0.40	$0.45

The comparability of net earnings between the periods presented is impacted by the recording of net of tax charges for the early extinguishment of debt of $1.5 million, $11.3 million, and $1.3 million during the second quarter of fiscal 2004, the first quarter of fiscal 2004, and the first quarter of fiscal 2003, respectively. Additionally, a net of tax charge of $4.7 million was recorded during the first quarter of fiscal 2003 for litigation matters associated with divested businesses.

Fiscal 2003

On September 3, 2002, the Company acquired approximately 80% of the outstanding capital stock of Heinrich Kopp AG (“Kopp” or the “Kopp Acquisition”). Kopp, headquartered in Kahl, Germany, is a leading provider of electrical products to the German, Austrian, and Eastern European retail home center markets. In the transaction, the Company paid approximately $15.8 million (including the assumption of debt and deferred purchase price of $1.6 million, less acquired cash) for 80% of the capital stock of Kopp. During the first quarter of fiscal 2004, the Company paid the deferred purchase price and exercised its option to acquire the remaining 20% of the outstanding capital stock for $3.3 million by utilizing borrowings available under its senior secured credit agreement. The transactions were accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Condensed Consolidated Financial Statements since the respective acquisition dates. There was no goodwill recorded, as the purchase price in each step of the acquisition was less than the fair value of the acquired assets and liabilities. Accordingly, the book value of the acquired long-lived assets has been reduced as required under generally accepted accounting principles.

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs and have resulted in an $11.7 million restructuring reserve being recorded in the Kopp purchase price allocation. Of the reserve, $2.6 million relates to the closure of Kopp’s manufacturing facility in Ingolstadt, Germany, with the balance primarily representing other employee severance costs to be incurred in connection with the transfer of certain production out of Germany to lower cost locations and general reductions in the workforce. The restructuring reserve was originally estimated to be $16.7 million, however, in the fourth quarter of fiscal 2003 the Company revised this estimate due to a combination of higher attrition rates and lower severance costs. This $5.0 million adjustment resulted in a reduction in the recorded value of the fixed assets as required by generally accepted accounting principles. As of February 29, 2004, the Ingolstadt, Germany facility had been closed and German headcount has been reduced by over 150 employees, or 20%.

A rollforward of the restructuring reserve follows:

	August 31, 2003 Balance	Cash Payments	Currency Impact	February 29, 2004 Balance
Severance	$8,407	$(1,770)	$1,091	$7,728
Exit costs	389	(236)	37	190

Total reserve	$8,796	$(2,006)	$1,128	$7,918

Note 3. Accounts Receivable Financing

During fiscal 2001, the Company established an Accounts Receivable Securitization Program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. The retained interest recorded at February 29, 2004 and August 31, 2003 is $19.8 million and $17.7 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The securitization program has a final maturity in May 2006, subject to renewal by the Purchaser. The total credit capacity under the program is approximately $35 million, with trade accounts receivables sold and being serviced by the Company totalling $24.8 million and $23.9 million at February 29, 2004 and August 31, 2003, respectively.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $54.3 million and $101.2 million for the three and six months ended February 29, 2004, respectively, and $49.0 million and $95.7 million for the three and six months ended February 28, 2003, respectively. Cash collections of trade accounts receivable balances subject to the securitization program totaled $78.4 million and $153.2 million for the three and six months ended February 29, 2004, respectively, and $81.0 million and $152.4 million for the three and six months ended February 28, 2003, respectively.

The Accounts Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a Replacement of FASB Statement No. 125.” Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The table below provides additional information about delinquencies and net credit losses for trade accounts receivable subject to the Accounts Receivable Securitization Program.

					Net Credit Losses
	Balance Outstanding		Balance Outstanding 60 Days or More Past Due		Six Months Ended
	February 29, 2004	August 31, 2003	February 29, 2004	August 31, 2003	February 29, 2004	February 28, 2003
Trade Accounts Receivables Subject to Securitization Program	$44,620	$41,620	$3,004	$2,912	$433	$331
Trade Accounts Receivable Balances Sold	24,770	23,931

Retained Interest	$19,850	$17,689

Accounts receivable financing costs of $0.1 million for both the three months ended February 29, 2004 and February 28, 2003, and $0.3 million for both the six months ended February 29, 2004 and February 28, 2003, are included in net financing costs in the accompanying Condensed Consolidated Statements of Earnings.

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

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended February 29, 2004 are as follows:

	Tools & Supplies Segment	Engineered Solutions Segment	Total
Balance as of August 31, 2003	$43,214	$58,466	$101,680
Business acquisitions	24,432	19,851	44,283
Foreign currency impact	(173)	27	(146)

Balance as of February 29, 2004	$67,473	$78,344	$145,817

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of February 29, 2004 and August 31, 2003 are as follows:

	February 29, 2004			August 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$22,530	$9,640	$12,890	$22,376	$9,391	$12,985
Trademarks	5,196	1,606	3,590	4,496	1,303	3,193
Non-compete agreements	1,766	1,122	644	3,342	3,086	256
Other	2,531	745	1,786	1,349	772	577

Total	$32,023	$13,113	$18,910	$31,563	$14,552	$17,011

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of February 29, 2004 and August 31, 2003 are $5.1 million and $2.5 million, respectively. These assets are comprised of acquired tradenames.

Amortization expense for intangible assets was $0.6 million and $1.1 million for the three months and six month ended February 29, 2004, respectively, and $0.6 million and $1.2 million for the three and six months ended February 28, 2003, respectively. Total fiscal 2004 amortization expense is estimated to be $2.2 million. Amortization expense for future years is estimated to be as follows: $2.1 million each in fiscal years 2005 and 2006 and $1.9 million each in fiscal years 2007 and 2008.

Note 6. Accrued Product Warranty Costs

The Company recognizes product warranty costs at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty for the six months ended February 29, 2004:

Balance as of August 31, 2003	$3,436
Warranty reserves of acquired businesses	396
Currency impact	233
Provision for warranties	2,155
Warranty payments and costs incurred	(2,310)

Balance as of February 29, 2004	$3,910

Note 7. Debt

	February 29, 2004	August 31, 2003
Senior revolving credit facility (the “Revolver”)	$12,000	$—
Senior secured credit agreement
Revolving credit borrowings	—	400
Term loan	—	48,000
Euro denominated term loans	6,338	11,439

Sub-total – Senior indebtedness	18,338	59,839

Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	—
Senior subordinated notes (“13% Notes”), due 2009	60,779	110,133
Initial issuance discount	(476)	(946)
Fair value adjustments on interest rate swaps	545	(416)

Sub-total — Senior subordinated indebtedness	210,848	108,771

Total debt, excluding short-term borrowings	229,186	168,610
Less: current maturities of long-term debt	(4,120)	(8,918)

Total long-term debt, less current maturities	$225,066	$159,692

In February 2004, the Company entered into a $250 million five-year senior revolving credit facility (the “Revolver”). All outstanding borrowings under the Revolver can be paid at any time without premium or penalty. The Revolver is not secured by the Company’s assets, but provides for guaranties and stock pledges by certain of the Company’s significant subsidiaries. At February 29, 2004, outstanding borrowings on the Revolver were at interest rates of approximately 2.59%, which represented LIBOR plus a 1.50% spread. A non-use fee is payable quarterly on the average unused credit line on the Revolver. At February 29, 2004, the non-use fee was 0.35%. Borrowings and non-use fees under the Revolver are subject to a pricing grid, which can result in further increases or decreases in the borrowing spread and non-use fees depending on the Company’s leverage ratio. The unused and available credit line on the Revolver at February 29, 2004 was approximately $236 million, which represents the $250 million revolving credit line less borrowings of $12 million and $2 million of outstanding letters of credit. The Revolver contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, acquisitions, dividends and other restricted payments. As of February 29, 2004, the Company was in compliance with all debt covenants.

The Revolver replaces the senior secured credit agreement, which had a final maturity of June 2006. All borrowings outstanding under the senior secured credit agreement were repaid in February 2004 and the Company was released from any remaining obligations. The early extinguishment resulted in a non-cash, pre-tax charge of approximately $2.3 million recorded during the second quarter of fiscal 2004, representing the write-off of the remaining capitalized debt issuance costs.

In November 2003, the Company sold $150.0 million aggregate principal amount of Convertible Senior Subordinated Debentures (“2% Convertible Notes”) due November 15, 2023. The 2% Convertible Notes bear interest at a rate of 2.00% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price equals or exceeds 120% of the principal amount of the 2% Convertible Notes over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable six-month interest periods.

The Company has the right to repurchase for cash all or part of the 2% Convertible Notes on or after November 20, 2010. The holders have the right to require the Company to purchase all or a portion of the 2% Convertible Notes on November 15, 2010, November 15, 2013 and November 15, 2018 or upon certain corporate events. The purchase price for these repurchases shall equal 100% of the principal amount of plus accrued and unpaid interest. The 2% Convertible Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries on a senior subordinated basis. These guarantees will be released when the Company has no 13% Notes outstanding; provided that if the Company issues other senior subordinated debt that is guaranteed by one or more of the Company’s subsidiaries, then such subsidiaries will be required to guarantee the 2% Convertible Notes on an unsecured senior subordinated basis.

The 2% Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 25.0563 shares per $1,000 principal amount of, which equals a conversion price of approximately $39.91 per share (subject to adjustment) only under the following conditions: (i) during any fiscal quarter commencing after November 30, 2003, if the closing sale price of the Company’s common stock exceeds $47.89 (120% of the conversion price of $39.91) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter, (ii) during any period in which the Company’s senior subordinated debt credit rating falls below certain thresholds, (iii) if a 2% Convertible Note has been called for redemption and has not yet been redeemed, the holder may convert prior to the close of business on the last business day prior to the redemption date, or (iv) if specified corporate transactions occur.

Net proceeds from the issuance of the 2% Convertible Notes were $145.0 million. The Company used $63.9 million of the net proceeds to fund the repurchase of $49.4 million of 13% Notes through open market and negotiated purchases, including premium payments and accrued interest. As a result of these repurchases the Company recorded a pre-tax charge of $15.1 million during the first quarter of fiscal 2004, consisting of bond redemption premium payments and the non-cash write-off of the associated debt discount and debt issuance costs. In addition, the net proceeds were used to repay $33 million of borrowings under the senior secured credit agreement related to the acquisition of Kwikee, and the remaining 20% interest in Kopp, as well as the Kopp deferred purchase price. The Company also made optional repayments on the term loan under the senior secured credit agreement and the Euro-denominated term loans totaling $17.3 million. The remaining net proceeds were used to fund the $31.9 million net cash purchase price of the Dresco acquisition.

During the first quarter of fiscal 2003, the Company retired $9.4 million of its 13% Notes acquired through open market and negotiated purchases. The Company recorded a pre-tax charge of $2.0 million consisting of bond redemption premium payments and the non-cash write-off of the associated debt discount and debt issuance costs.

The 13% Notes include fair value adjustments of $0.5 and $(0.4) million at February 29, 2004 and August 31, 2003, respectively, related to interest rate swap contracts that convert fixed rates to variable rates. See Note 10, “Derivatives” for further information.

Note 8. Stock Option Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock option plans. Accordingly, no compensation expense has been recognized for its stock option plans. During the second quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The following table illustrates the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based employee compensation for all periods presented.

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net earnings, as reported	$8,758	$7,116	$9,051	$8,972
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(502)	(281)	(942)	(485)

Pro forma net earnings	$8,256	$6,835	$8,109	$8,487

Earnings per share:
Basic – as reported	$0.37	$0.31	$0.38	$0.39
Basic – pro forma	$0.35	$0.29	$0.34	$0.36

Diluted – as reported	$0.35	$0.29	$0.36	$0.37
Diluted – pro forma	$0.33	$0.28	$0.33	$0.35

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

On August 6, 2002, the Company and APW entered into an agreement which provides, among other things, that the right of offset asserted by the Company with respect to approximately $23.8 million of funds (the “Offset Funds”) which it held on behalf of APW is an allowed secured claim which is unimpaired by the APW bankruptcy proceeding; and, further, that the Company may retain possession of the Offset Funds and may use such Offset Funds to, among other things, reimburse it for certain estimated costs of approximately $4.9 million and any tax adjustments arising from the Company’s spin-off of APW. In the event that such costs and adjustments exceed the Offset Funds, the Company will be responsible for any shortfall, and such excess amount could result in a materially adverse impact upon its financial position and results of operations. Pursuant to the agreement with APW, the Company will be required to pay an estimated $18 to $19 million of the Offset Funds to APW or other third parties as spin-off related contingencies are resolved. The Company estimates that these payments will be made sometime before the end of fiscal 2006 although there can be no assurance as to the actual date these payments will be made. The Offset Funds have been recorded in “Other Long-term Liabilities” and totaled $18.9 million as of February 29, 2004 and August 31, 2003.

Prior to the spin-off, the Company, in the normal course of business, entered into certain real estate and equipment leases or guaranteed such leases on behalf of its subsidiaries, including those in the Electronics Business segment. In conjunction with the spin-off, the Company assigned its rights in the leases used in the Electronics

Business segment to APW, but was not released as a responsible party from all such leases by the lessors. As a result, the Company remains contingently liable for such leases. The discounted present value of future minimum lease payments for such leases, assuming no offset for sub-leasing, totals approximately $16.6 million at February 29, 2004. The future undiscounted minimum lease payments for these leases are as follows: $3.5 million in calendar 2004; $3.1 million in calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; and $9.1 million thereafter. The parties to these leases, include both subsidiaries of APW and certain former APW subsidiaries that have been acquired by third parties. The Company remains contingently liable for those leases if these entities are unable to fulfill their obligations thereunder. A future breach of these leases by these APW subsidiaries or their successors could, therefore, potentially have a material adverse impact upon the Company’s financial position and results of operations.

Note 10. Derivatives

All derivatives are recognized on the balance sheet at their estimated fair value. At February 29, 2004 and August 31, 2003, the Company was a party to one interest rate swap contract that has a notional amount of $25 million and converts fixed rate debt of 13% to variable rate debt based on the six-month LIBOR plus 9.63%. At February 29, 2004 the six-month LIBOR was 1.17%. This swap contract matures on May 1, 2009, which corresponds to the maturity date of the debt. No net gain or loss has been recorded in earnings related to changes in the fair value of this contract since the contract is considered to be “effective” as the terms of the contract exactly match the terms of the underlying debt. Instead, the fair value of the contract is recorded as a $0.8 million and a $1.8 million long-term liability at February 29, 2004 and August 31, 2003, respectively, with the offset recorded as a fair value adjustment to the 13% Notes.

During the third quarter of fiscal 2003 the Company terminated an interest rate swap contract that had a notional amount of $25 million, which converted fixed rate debt to variable rate debt. The Company received a cash settlement of $1.6 million, representing the fair value of the swap contract, from the counterparty. Prior to the termination, hedge accounting treatment was used since the contract was considered to be “effective” as the terms of the contract exactly matched the terms of the underlying debt. Hedge accounting treatment resulted in no net gain or loss being recorded in earnings related to changes in the fair value of the contract. Because the swap was terminated, hedge accounting was also discontinued. At February 29, 2004, the $1.3 million fair value adjustment to the 13% Notes is treated as a premium to the underlying debt and is being amortized to net financing costs over the original remaining life of the contract.

At August 31, 2003, the Company was a party to an additional interest rate swap contract to convert variable rate debt to a fixed rate with a notional value of $25 million. This contract matured on September 5, 2003. Unrealized gains, net of income taxes, of less than $0.1 million for the three and six months ended February 29, 2004, and $0.1 million and $0.2 million for the three and six months ended February 28, 2003, respectively, were recorded in other comprehensive income to recognize the fair value of interest rate swap contracts to convert variable rate debt to a fixed rate.

Note 11. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Numerator:
Net earnings	$8,758	$7,116	$9,051	$8,972

Denominator:

Weighted average common shares outstanding for basic earnings per share	23,601	23,283	23,580	23,259
Net effect of stock options based on the treasury stock method using average market price	1,311	1,183	1,245	1,192

Weighted average common and equivalent shares outstanding for diluted earnings per share	24,912	24,466	24,825	24,451

Basic Earnings Per Share	$0.37	$0.31	$0.38	$0.39
Diluted Earnings per Share	$0.35	$0.29	$0.36	$0.37

The 2% Convertible Notes discussed in Note 7, “Debt,” had no impact on the Company’s earnings per share calculations for the periods presented because conditions under which the notes may be converted have not been satisfied. If these conditions had been satisfied, common shares outstanding would be increased by 3,758,445 and net of tax annual interest expense on the 2% Convertible Notes of $2.0 million would be added back to net earnings for purposes of calculating diluted earnings per share. See Note 7, “Debt,” for a complete discussion of conditions that must be met for the 2% Convertible Notes to be converted.

Note 12. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net earnings	$8,758	$7,116	$9,051	$8,972
Foreign currency adjustments	2,643	3,230	6,658	2,689
Fair value of interest rate swaps, net of taxes	—	161	7	239
Unrealized gain on available for sale securities, net of taxes	—	12	2	12

Comprehensive income	$11,401	$10,519	$15,718	$11,912

Note 13. Segment Information

The Company has two reportable segments: Tools & Supplies and Engineered Solutions, with separate and distinct operating management and strategies. The Tools & Supplies segment is primarily involved in the design, manufacture and distribution of tools and supplies to the retail home center, construction, electrical wholesale, industrial and production automation markets. The Engineered Solutions segment focuses on developing and marketing value-added, customized motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and industrial markets. The Company has not aggregated individual operating segments within these reportable segments. The accounting policies of the segments are the same as described in the fiscal 2003 Annual Report on Form 10-K/A in Note 1, “Summary of Significant Accounting Policies.” The Company evaluates segment performance based primarily on net sales and earnings (loss) before income tax expense and minority interest.

The following tables summarize financial information by reportable segment.

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net Sales:
Tools & Supplies	$103,554	$90,651	$199,889	$182,665
Engineered Solutions	72,468	51,448	142,717	107,292

Total	$176,022	$142,099	$342,606	$289,957

Earnings (Loss) Before Income Tax Expense and Minority Interest:
Tools & Supplies	$15,250	$12,020	$29,835	$24,733
Engineered Solutions	7,181	6,264	15,438	12,797
General Corporate and Other	(9,042)	(6,946)	(31,075)	(23,186)

Total	$13,389	$11,338	$14,198	$14,344

	February 29, 2004	August 31, 2003
Assets:
Tools & Supplies	$240,193	$204,787
Engineered Solutions	168,356	126,483
General Corporate and Other	35,265	30,383

Total	$443,814	$361,563

The comparability of the segment data is impacted by the Kwikee and Dresco acquisitions. Kwikee is included in the Engineered Solutions segment and Dresco in the Tools & Supplies segment. The comparability of General Corporate and Other results is impacted by a reduction in Net Financing Costs due to the repurchase of $49.4 million of the 13% Notes and the convertible debt issuance, costs incurred related to the early extinguishments of debt, and litigation charges.

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, and the retained interest in trade accounts receivable (subject to the accounts receivable securitization program discussed in Note 3, “Accounts Receivable Financing)”.

Note 14. Litigation and Contingencies

The Company had outstanding letters of credit of $5.1 million and $9.2 million at February 29, 2004 and August 31, 2003, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested subsidiaries.

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

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $1.9 million and $1.8 million existed at February 29, 2004 and August 31, 2003, respectively. Environmental expenditures over the last three years have not been material.

In the first quarter of fiscal 2003 the Internal Revenue Service began its audit of the Company’s fiscal year 2000 Federal income tax return. Company management believes that adequate reserves are maintained as of February 29, 2004 to cover a reasonable estimate of its potential exposure with respect to the income tax liabilities that may result from such audit. Nonetheless, there can be no assurance that such reserves will be sufficient upon completion of the IRS audit, and if not, there could be a material adverse impact on the Company’s financial position and results of operations. See Note 9, “Distribution of Electronics Segment”, for further discussion of certain contingencies related to the Distribution.

Note 15. New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company’s adoption of the provisions of the statement effective January 1, 2003 did not have any impact on the consolidated financial statements beyond disclosure.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 52, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN No. 46 applies no later than December 31, 2003. The adoption did not have any effect on the company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003, except as defined in the SFAS. The Company effectively adopted this Statement during the fourth quarter of fiscal 2003; however, the Company currently does not have any instruments that the adoption impacted.

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

The Company’s postretirement benefit plan provides for a prescription drug benefit. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” any measures of the Company’s accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the Condensed Consolidated Financial Statements do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

Note 16. Guarantor Condensed Financial Statements

In connection with the Distribution, Actuant issued the 13% Notes. In November 2003, Actuant issued the 2% Convertible Notes, as defined in Note 7, “Debt.” All of our material domestic 100%-owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 13% Notes and the 2% Convertible Notes on a joint and several basis. We believe separate financial statements and other disclosures concerning each of the Guarantors would not provide additional information that is material to investors. Therefore, the Guarantors are combined in the presentation below. There are no significant restrictions on the ability of the Guarantors to make distributions to Actuant. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and Non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In Thousands)

	Three Months Ended February 29, 2004
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Net sales	$33,457	$50,206	$92,359	$—	$176,022
Cost of products sold	19,476	35,442	66,309	—	121,227

Gross profit	13,981	14,764	26,050	—	54,795
Selling, administrative, and engineering expenses	9,458	8,435	16,143	—	34,036
Amortization of intangible assets	—	456	131	—	587

Operating profit	4,523	5,873	9,776	—	20,172
Other expense (income):
Intercompany activity, net	(8,556)	2,186	963	5,407	—
Net financing costs	3,747	—	130	—	3,877
Early extinguishment of debt	2,268	—	—	—	2,268
Other (income) expense	204	164	270	—	638

Earnings (loss) before income tax expense and minority interest	6,860	3,523	8,413	(5,407)	13,389
Income tax expense (benefit)	2,387	1,226	2,927	(1,880)	4,660
Minority interest, net of income taxes	—	—	(29)	—	(29)

Net earnings (loss)	$4,473	$2,297	$5,515	$(3,527)	$8,758

	Three Months Ended February 28, 2003
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Net sales	$21,909	$48,690	$71,500	$—	$142,099
Cost of products sold	12,441	34,215	48,954	—	95,610

Gross profit	9,468	14,475	22,546	—	46,489
Selling, administrative, and engineering expenses	8,523	8,139	13,205	—	29,867
Amortization of intangible assets	62	508	23	—	593

Operating profit	883	5,828	9,318	—	16,029
Other expense (income):
Intercompany activity, net	(1,191)	237	954	—	—
Net financing costs	5,133	175	135	—	5,443
Other (income) expense	(1,088)	121	215	—	(752)

(Loss) earnings before income tax expense and minority interest	(1,971)	5,295	8,014	—	11,338
Income tax expense	139	1,661	2,225	—	4,025
Minority interest, net of income taxes	—	—	197	—	197

Net (loss) earnings	$(2,110)	$3,634	$5,592	$—	$7,116

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In Thousands)

	Six Months Ended February 29, 2004
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Net sales	$62,389	$99,465	$180,752	$—	$342,606
Cost of products sold	36,014	70,238	126,941	—	233,193

Gross profit	26,375	29,227	53,811	—	109,413
Selling, administrative, and engineering expenses	18,283	17,014	32,088	—	67,385
Amortization of intangible assets	—	912	222	—	1,134

Operating earnings	8,092	11,301	21,501	—	40,894
Other expense (income):
Intercompany activity, net	(10,883)	3,285	2,191	5,407	—
Net financing costs	8,015	—	253	—	8,268
Early extinguishment of debt	17,337	—	—	—	17,337
Other (income) expense	434	169	488	—	1,091

(Loss) earnings before income tax (benefit) expense and minority interest	(6,811)	7,847	18,569	(5,407)	14,198
Income tax (benefit) expense	(2,370)	2,731	6,464	(1,882)	4,943
Minority interest, net of income taxes	—	—	204	—	204

Net (loss) earnings	$(4,441)	$5,116	$11,901	$(3,525)	$9,051

	Six Months Ended February 28, 2003
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Net sales	$44,557	$100,700	$144,700	$—	$289,957
Cost of products sold	25,289	71,724	100,553	—	197,566

Gross profit	19,268	28,976	44,147	—	92,391
Selling, administrative, and engineering expenses	15,713	15,867	25,374	—	56,954
Amortization of intangible assets	153	1,022	45	—	1,220

Operating profit	3,402	12,087	18,728	—	34,217
Other expense (income):
Intercompany activity, net	(1,257)	(438)	1,695	—	—
Net financing costs	10,356	511	238	—	11,105
Early extinguishment of debt	1,974	—	—	—	1,974
Litigation charge associated with divested businesses	7,300	—	—	—	7,300
Other (income) expense	(1,375)	89	780	—	(506)

(Loss) earnings before income tax (benefit) expense and minority interest	(13,596)	11,925	16,015	—	14,344
Income tax (benefit) expense	(4,521)	4,075	5,538	—	5,092
Minority interest, net of income taxes	—	—	280	—	280

Net (loss) earnings	$(9,075)	$7,850	$10,197	$—	$8,972

CONDENSED CONSOLIDATING BALANCE SHEETS

(In Thousands)

	February 29, 2004
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$491	$(600)	$3,236	$—	$3,127
Accounts receivable, net	5,601	244	96,155	—	102,000
Inventories, net	15,891	23,810	42,829	—	82,530
Deferred income taxes	8,549	—	7,127	—	15,676
Other current assets	1,347	998	3,342	—	5,687

Total current assets	31,879	24,452	152,689	—	209,020
Property, plant and equipment, net	6,992	14,719	32,716	—	54,427
Goodwill	21,430	93,222	31,165	—	145,817
Other intangible assets, net	—	14,177	9,859	—	24,036
Other long-term assets	9,897	—	617	—	10,514
Investment in subsidiaries	302,008	83,568	54,138	(439,714)	—

Total assets	$372,206	$230,138	$281,184	$(439,714)	$443,814

LIABILITIES AND EQUITY

Current liabilities
Short-term borrowings	$—	$—	$2,188	$—	$2,188
Current maturities of long-term debt	—	—	4,120	—	4,120
Trade accounts payable	13,901	11,605	31,854	—	57,360
Accrued compensation and benefits	7,370	2,310	9,426	—	19,106
Income taxes payable	11,825	2,521	1,377	(1,882)	13,841
Other current liabilities	8,663	7,074	26,693	—	42,430

Total current liabilities	41,759	23,510	75,658	(1,882)	139,045
Long-term debt, less current maturities	222,848	—	2,218	—	225,066
Deferred income taxes	5,831	(1,027)	7,004	—	11,808
Pension and postretirement benefit liabilities	14,552	—	16,724	—	31,276
Other long-term liabilities	26,568	1,218	2,477	—	30,263
Minority interest in net equity of consolidated affiliates	—	—	161	—	161
Intercompany balances, net	161,340	(85,627)	(79,596)	3,883	—
Total shareholders’ equity (deficit)	(100,692)	292,064	256,538	(441,715)	6,195

Total liabilities and shareholders’ equity (deficit)	$372,206	$230,138	$281,184	$(439,714)	$443,814

CONDENSED CONSOLIDATING BALANCE SHEETS

(In Thousands)

	August 31, 2003
	Actuant Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
A S S E T S

Current assets
Cash and cash equivalents	$158	$1,348	$3,087	$—	$4,593
Accounts receivable, net	5,006	(1,263)	78,082	—	81,825
Inventories, net	14,870	24,795	27,975	—	67,640
Deferred income taxes	7,833	—	6,894	—	14,727
Prepaid expenses	1,543	365	2,069	—	3,977

Total current assets	29,410	25,245	118,107	—	172,762
Property, plant and equipment, net	7,691	14,896	36,610	—	59,197
Goodwill, net	21,430	76,079	4,171	—	101,680
Other intangibles, net	—	16,263	3,258	—	19,521
Other long-term assets	7,942	31	520	—	8,493

Total assets	$66,473	$132,514	$162,666	$—	$361,653

L I A B I L I T I E S A N D E Q U I T Y

Current liabilities
Short-term borrowings	—	—	1,224	$—	$1,224
Trade accounts payable	11,765	15,059	26,221	—	53,045
Accrued compensation and benefits	6,309	2,279	8,185	—	16,773
Income taxes payable	11,150	10,167	127	—	21,444
Current maturities of long-term debt	4,473	—	4,445	—	8,918
Other current liabilities	10,376	6,887	23,490	—	40,753

Total current liabilities	44,073	34,392	63,692	—	142,157
Long-term debt, less current maturities	152,698	—	6,994	—	159,692
Deferred income taxes	4,880	(1,027)	4,988	—	8,841
Pension and postretirement benefit liabilities	14,594	—	14,836	—	29,430
Other long-term liabilities	26,461	393	2,188	—	29,042
Minority interest	—	—	4,117	—	4,117
Intercompany balances, net	284,655	(271,887)	(234,480)	221,712	—
Total shareholders’ equity (deficit)	(460,888)	370,643	300,331	(221,712)	(11,626)

Total liabilities and shareholders’ equity	$66,473	$132,514	$162,666	$—	$361,653

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended February 29, 2004
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) earnings	$(4,441)	$5,116	$11,901	$(3,525)	$9,051
Adjustments to reconcile net (loss) earnings to cash provided by (used in) operating activities:
Depreciation and amortization	1,252	3,286	3,651	—	8,189
Amortization of debt discount and debt isssuance costs	842	—	—	—	842
Write-off of debt discount and debt issuance costs in conjunction with early extinguishment of debt	3,565	—	—	—	3,565
Provision (benefit) for deferred income taxes	(752)	—	536	—	(216)
Loss on sale of assets	137	—	—	—	137
Changes in operating assets and liabilities, excluding the effects of the business acquisition, net	(10,902)	(4,533)	(4,736)	—	(20,171)

Net cash (used in) provided by operating activities	(10,299)	3,869	11,352	(3,525)	1,397

Investing activities
Proceeds from sale of property, plant and equipment	—	—	14,601	—	14,601
Capital expenditures	(796)	(1,188)	(3,917)	—	(5,901)
Investments in subsidiaries	(65,100)	28,200	36,900	—	—
Business acquisitions, net of cash acquired	—	(28,200)	(36,900)	—	(65,100)

Net cash used in investing activities	(65,896)	(1,188)	10,684	—	(56,400)

Financing activities
Partial redemption of 13% Notes	(49,354)	—	—	—	(49,354)
Net proceeds from 2% convertible senior subordinated note offering l	144,994	—	—	—	144,994
Extinguishment of senior secured credit agreement	(30,000)	—	—	—	(30,000)
Initial proceeds from new senior credit agreement	30,000	—	—	—	30,000
Net (repayments) borrowings on revolving credit facilities and short-term borrowings	(18,400)	—	748	—	(17,652)
Principal payments on term loans	(18,000)	—	(6,369)	—	(24,369)
Debt issuance costs	(1,123)	—	—	—	(1,123)
Stock option exercises and other	829	—	—	—	829
Intercompany payables (receivables)	17,582	(4,629)	(16,478)	3,525	—

Net cash provided by (used in) financing activities	76,528	(4,629)	(22,099)	3,525	53,325
Effect of exchange rate changes on cash	—	—	212	—	212

Net (decrease) increase in cash and cash equivalents	333	(1,948)	149	—	(1,466)
Cash and cash equivalents—beginning of period	158	1,348	3,087	—	4,593

Cash and cash equivalents—end of period	$491	$(600)	$3,236	$—	$3,127

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended February 28, 2003
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) earnings	$(9,075)	$7,850	$10,197	$—	$8,972
Adjustments to reconcile net (loss) earnings to cash provided by (used in) operating activities:
Depreciation and amortization	1,257	3,538	2,716	—	7,511
Amortization of debt discount and debt isssuance costs	744	—	—	—	744
Write-off of debt discount and debt issuance costs in conjunction with early extinguishment of debt	317	—	—	—	317
Provision (benefit) for deferred income taxes	20	(7)	683	—	696
Loss on sale of assets	—	5	20	—	25
Changes in operating assets and liabilities, excluding the effects of the business acquisition, net	(34,223)	22,979	19,570	(6,063)	2,263

Net cash (used in) provided by operating activities	(40,960)	34,365	33,186	(6,063)	20,528

Investing activities
Proceeds from sale of property, plant and equipment	—	9	—	—	9
Capital expenditures	(1,310)	(850)	(4,390)	—	(6,550)
Business acquisitions, net of cash acquired	—	—	(8,730)	—	(8,730)

Net cash used in investing activities	(1,310)	(841)	(13,120)	—	(15,271)

Financing activities
Partial redemption of 13% Notes	(9,425)	—	—	—	(9,425)
Net principal borrowings (payments) on revolving credit facilities and short term borrowings c	11,750	—	(2,891)	—	8,859
Net principal payments on term loans	(8,151)	—	(2,515)	—	(10,666)
Net principal borrowings on term loans	—	—	3,932	—	3,932
Stock option exercises and other	744	—	—	—	744
Intercompany payables (receivables)	43,874	(33,234)	(16,703)	6,063	—

Net cash provided by (used in) financing activities	38,792	(33,234)	(18,177)	6,063	(6,556)
Effect of exchange rate changes on cash	—	—	183	—	183

Net (decrease) increase in cash and cash equivalents	(3,478)	290	2,072	—	(1,116)
Cash and cash equivalents—beginning of period	1,835	(228)	1,436	—	3,043

Cash and cash equivalents—end of period	$(1,643)	$62	$3,508	$—	$1,927

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Actuant is a global manufacturer and marketer of a broad range of industrial products and systems, organized into two reportable segments, Tools & Supplies and Engineered Solutions. Tools & Supplies provides branded specialized electrical and industrial tools and supplies to hydraulic and electrical wholesale distributors, to catalog houses and through various retail distribution channels. Engineered Solutions’ primary expertise is in designing, manufacturing and marketing customized motion control systems primarily for original equipment manufacturers in diversified niche markets. We believe that our strong market positions are the result of a combination of our brand recognition, proprietary engineering and design competencies, dedicated service philosophy, and global manufacturing and distribution capabilities.

Actuant’s long-term goal is to grow annual diluted earnings per share excluding unusual or non-recurring items (“EPS”) by 15% to 20%, including acquisitions. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds twice the annual growth rate of the gross domestic product. In addition to internal sales growth, we are focused on an acquisition strategy that identifies complementary businesses that can be acquired. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our EPS growth goal. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund both acquisitions and internal growth opportunities. Our application of this strategy has generated favorable results since the spin-off on July 31, 2000, including a significant debt reduction and profitability growth.

Results of Operations for the Three and Six Months Ended February 29, 2004 and February 28, 2003

On September 3, 2003, the Company acquired certain assets and assumed certain liabilities of Kwikee Products Company, Inc. (“Kwikee” or the “Kwikee Acquisition”) and on December 30, 2003 acquired 100% of the outstanding capital stock of Dresco B.V. (“Dresco” or the “Dresco Acquisition”). Both of these transactions impact the comparability of the operating results for the three and six months ended February 29, 2004 and February 28, 2003. See Note 2, “Acquisitions” in Notes to Condensed Consolidated Financial Statements. Additionally, a weak US dollar favorably impacted comparisons of fiscal 2004 results to the prior year due to the translation of non-US subsidiary results.

Consolidated net sales increased by $33.9 million, or 24%, from $142.1 million for the three months ended February 28, 2003 to $176.0 million for the three months ended February 29, 2004. Excluding acquisitions and the $11.4 million favorable impact of foreign currency exchange rate changes on translated results, second quarter fiscal 2004 consolidated net sales increased approximately 6%. Net sales at the reportable segment level for the second quarter of fiscal 2004 excluding acquisition and foreign currency impacts were relatively unchanged for Tools & Supplies and increased 18% for Engineered Solutions. Consolidated net sales increased by $52.6 million, or 18%, from $290.0 million for the six months ended February 28, 2003 to $342.6 million for the six months ended February 29, 2004. Excluding acquisitions and the $22.9 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2004 year-to-date consolidated net sales increased approximately 3%. Net sales at the reportable segment level for the six months ended February 29, 2004 excluding acquisition and foreign currency impacts decreased 2% for Tools & Supplies and increased 12% for Engineered Solutions. Net sales at the operating segment level are discussed in further detail below.

Consolidated earnings before income taxes and minority interest for the three months ended February 29, 2004 was $13.4 million, compared with $11.3 million for the three months ended February 28, 2003. Consolidated earnings before income taxes and minority interest for the six months ended February 29, 2004 was $14.2 million compared with $14.3 million for the six months ended February 28, 2003. The Company recorded pre-tax charges of $15.1 million and $2.3 million related to the early extinguishment of debt during the three months ended November 30, 2003 and February 29, 2004, respectively. During the three months ended November 30, 2002, the Company recorded pre-tax charges of $2.0 million related to the early extinguishment of debt and $7.3 million for litigation matters associated with businesses divested before the spin-off. The individual components impacting consolidated earnings before income taxes and minority interest at the reportable segment level are discussed in further detail below.

Tools & Supplies Segment Results

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net Sales	$103,554	$90,651	$199,889	$182,665
Cost of Products Sold	64,168	56,242	122,837	114,982

Gross Profit	39,386	34,409	77,052	67,683
Gross Profit Margin	38.0%	38.0%	38.5%	37.1%
Selling, Administrative and Engineering Expenses (“SAE”)	23,322	21,795	46,318	41,826
Amortization of Intangible Assets	350	391	660	816

Operating Profit	15,714	12,223	30,074	25,041
Other Expense, net	464	203	239	308

Earnings Before Income Tax Expense and Minority Interest	$15,250	$12,020	$29,835	$24,733

Net sales increased by $12.9 million, or 14%, from $90.7 million for the three months ended February 28, 2003 to $103.6 million for the three months ended February 29, 2004. Dresco, which was acquired during the second quarter of fiscal 2004, comprised 46% of the increase. Foreign currency translation rate changes positively impacted sales in the second quarter of fiscal 2004 by $7.4 million. Excluding the impact of the Dresco Acquisition and foreign currency rate changes on translated results, sales during the second quarter of fiscal 2004 were relatively unchanged compared to the second quarter of fiscal 2003, which is the result of higher North American and Asian sales of $1.5 million and $1.3 million, respectively, offset by lower European sales of $3.1 million. The higher sales in North America were due to increased demand for hydraulic tools due to improving economic conditions and the increase in Asia was the result of growth in China. Decreased European sales resulted from Kopp line fills and Enerpac shipments under the Millau Viaduct project in the prior year, which were not repeated in the current year, as well as weak retail demand in Germany.

Net sales increased $17.2 million, or 9%, from $182.7 million for the six months ended February 28, 2003 to $199.9 million for the six months ended February 29, 2004. This increase is primarily comprised of the impact of the Dresco Acquisition and the $15.1 million positive impact of currency translation rates. Excluding acquisition and currency rate changes, sales decreased $3.8 million, or approximately 2%. This decrease is due to the positive impact in the first half of fiscal 2003 of Kopp’s electrical line fills at certain European home centers and strong fiscal 2003 Enerpac sales related to the Millau Viaduct project.

Gross profit increased by $5.0 million, or 14%, from $34.4 million for the three months ended February 28, 2003 to $39.4 million for the three months ended February 29, 2004 due primarily to higher sales. Excluding the $2.4 million impact of foreign currency rate changes on translated results, gross profit increased 7%. Gross profit margins were 38.0% for both the three months ended February 29, 2004 and February 28, 2003. Lower gross profit margins realized by Dresco as compared to the rest of the Tools & Supplies segment offset improved gross profit margins at other segment operations. Ongoing cost reductions and restructuring activities benefited gross profit margins in the Kopp, Gardner Bender, and Enerpac operations.

Gross profit increased by $9.4 million, or 14%, from $67.7 million for the six months ended February 28, 2003 to $77.1 million for the six months ended February 29, 2004 due primarily to higher sales. Excluding the $4.9 million impact of foreign currency rate changes on translated results, gross profit increased 6%. Gross profit margins increased from 37.1% during the six months ended February 28, 2003 to 38.5% for the six months ended February 29, 2004. Since the acquisition of Kopp at the beginning of the first quarter of fiscal 2003, gross profit expansion has been achieved as a result of reducing manufacturing capacity and overhead, implementation of lean manufacturing techniques to reduce costs, simplifying the business, shortening cycle time and reducing overall inventory levels. Gardner Bender and Enerpac also experienced gross profit growth as a result of successful efforts in material cost reductions, and the closure of one plant in the first quarter of fiscal 2004.

SAE increased by $1.5 million, or 7%, from $21.8 million for the three months ended February 28, 2003 to $23.3 million for the three months ended February 29, 2004. Excluding the $1.7 million impact of foreign currency rate changes on translated results, SAE was relatively unchanged due to the benefits of ongoing cost reduction actions, which offsets the impact of increased sales and the Dresco Acquisition.

SAE increased $4.5 million, or 11%, from $41.8 million for the six months ended February 28, 2003 to $46.3 million for the six months ended February 29, 2004. Excluding the $3.2 million impact of foreign currency rate changes on translated results, SAE increased 3% due to increased severance, insurance, and selling expenses.

Engineered Solutions Segment Results

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net Sales	$72,468	$51,448	$142,717	$107,292
Cost of Products Sold	57,059	39,368	110,356	82,584

Gross Profit	15,409	12,080	32,361	24,708
Gross Profit Margin	21.3%	23.5%	22.7%	23.0%
Selling, Administrative and Engineering Expenses (“SAE”)	7,915	6,118	15,854	11,928
Amortization of Intangible Assets	237	202	474	404

Operating Profit	7,257	5,760	16,033	12,376
Other (Income) Expense, net	76	(504)	595	(421)

Earnings Before Income Tax Expense and Minority Interest	$7,181	$6,264	$15,438	$12,797

Net sales increased by $21.0 million, or 41%, from $51.4 million for the three months ended February 28, 2003 to $72.4 million for the three months ended February 29, 2004. Kwikee, which was acquired during the first quarter of fiscal 2004, comprised 29% of the increase. Currency translation rates positively impacted sales in the second quarter of fiscal 2004 by $4.1 million. Excluding the impact of the Kwikee Acquisition and foreign currency, sales during the second quarter of fiscal 2004 increased approximately $10.9 million, or 18%, due to increased sales in the truck, automotive, and recreational vehicle markets. The largest component of this change was a $5.6 million increase in automotive convertible top actuation sales as we continue to participate with our customers in the role out of new convertibles in Europe and North America.

Net sales increased $35.4 million, or 33%, from $107.3 million for the six months ended February 28, 2003 to $142.7 million for the six months ended February 29, 2004. This increase is primarily comprised of the impact of the Kwikee Acquisition and the $7.9 million positive impact of currency translation rates. Excluding these year-to-date factors sales increased approximately $15.4 million, or 12%. Automotive convertible top actuation sales represent $11.4 million of this increase; with the remainder coming from the segment’s two other major markets, truck and recreational vehicle.

Gross profit increased by $3.3 million, or 28%, from $12.1 million for the three months ended February 28, 2003 to $15.4 million for the three months ended February 29, 2004 primarily due to increased sales. Excluding the $0.9 million impact of foreign currency rate changes on translated results, gross profit increased 19%. Gross profit margins decreased from 23.5% during the three months ended February 28, 2003 to 21.3% for the three months ended February 29, 2004. Gross profit increased by $7.7 million, or 31%, from $24.7 million for the six months ended February 28, 2003 to $32.4 million for the six months ended February 29, 2004. Excluding the $1.8 million impact of foreign currency rate changes on translated results, year-to-date gross profit increased 22%. Gross profit margins decreased from 23.0% during the six months ended February 28, 2003 to 22.7% for the six months ended February 29, 2004. Declines in the automotive business gross profit margins were driven by lower margins in the convertible top operations due to inefficiencies and manufacturing variances resulting from the production start-ups of new convertible top platforms and the recent launch of production at our North America automotive plant. These were partially offset by significant gross profit margin expansion in the recreational vehicle business due to improved fixed cost absorption and material cost reductions.

SAE increased by $1.8 million, or 29%, from $6.1 million for the three months ended February 28, 2003 to $7.9 million for the three months ended February 29, 2004. Excluding the $0.5 million impact of foreign currency rate changes on translated results, SAE increased 19%. SAE increased $3.9 million, or 33%, from $11.9 million for the six months ended February 28, 2003 to $15.8 million for the six months ended February 29, 2004. Excluding the $0.9 million impact of foreign currency rate changes on translated results, SAE increased 23%. These fiscal 2004 second quarter and year-to-date increases are primarily due to the impact of the Kwikee Acquisition and increased spending to support automotive business growth.

Other (income) expense decreased $0.6 million from $(0.5) million during the three months ended February 28, 2003 to $0.1 million for the three months ended February 29, 2004. For the six months ended February 29, 2004, other (income) expense decreased by $1.0 million as compared to the six months ended February 28, 2003. These decreases are the result of an increase in foreign currency transaction losses and a gain of $0.5 million recorded in the second quarter of fiscal 2003 related to the Company’s settlement of a patent infringement suit. Foreign currency transaction losses have increased in fiscal 2004 due to an increase in foreign inter-company payables held by US dollar denominated subsidiaries.

General Corporate Results

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Selling, Administrative and Engineering Expenses (“SAE”)	$2,799	$1,954	$5,213	$3,200
Net Financing Costs	3,877	5,443	8,268	11,105
Charge for Early Extinguishment of Debt	2,268	—	17,337	1,974
Litigation Charge Associated with Divested Businesses	—	—	—	7,300
Other (Income) Expense, net	98	(451)	257	(393)

Loss Before Income Tax Expense and Minority Interest	$(9,042)	$(6,946)	$(31,075)	$(23,186)

SAE increased by $0.8 million from $2.0 million for the three months ended February 28, 2003 to $2.8 million for the three months ended February 29, 2004. SAE increased $2.0 million from $3.2 million for the six months ended February 28, 2003 to $5.2 million for the six months ended February 29, 2004. These increases are primarily due to additional headcount and costs related to Sarbanes-Oxley Section 404 compliance, higher bonus provisions due to favorable results, increased insurance and personnel expense, and increased spending on tax planning services and acquisition advice.

All debt related activities are considered to be for general corporate purposes, thus, net financing costs and charges for early extinguishment have not been allocated to the reportable segments. Net financing costs for the three and six months ended February 29, 2004 decreased $1.6 million and $2.8 million, respectively, compared to the three and six months ended February 28, 2003. The Company’s financing costs declined considerably in fiscal 2004 as a result of lower 13% Notes outstanding, reflecting open market repurchases. Additional reductions resulted from lower market interest rates during fiscal 2004 as compared to fiscal 2003. See “Liquidity and Capital Resources” below for further information.

During February 2004, the Company replaced its senior secured credit agreement, which had a final maturity of June 2006, with the senior revolving credit facility. All borrowings outstanding under the senior secured credit agreement were repaid in February 2004, and the Company was released from all related obligations. This early extinguishment resulted in a non-cash, pre-tax charge of approximately $2.3 million during the second quarter of fiscal 2004, representing the write-off of the remaining capitalized debt issuance costs. During the first quarter of fiscal 2004, the Company retired $49.4 million (gross principal amount) of its 13% Notes acquired through open market and negotiated purchases. The Company recorded a pre-tax charge of $15.1 million related to the redemption. The pre-tax charge consisted of the $13.7 million bond redemption premium payments and a $1.4 million non-cash write-off of the associated debt discount and debt issuance costs.

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

Other (income) expense decreased $0.5 million from $(0.4) million during the three months ended February 28, 2003 to $0.1 million for the three months ended February 29, 2004. For the six months ended February 29, 2004, other (income) expense decreased by $0.6 million as compared to the six months ended February 28, 2003. These decreases are the result of an increase in foreign currency transaction losses. Foreign currency transaction losses have increased in fiscal 2004 due to an increase in foreign inter-company payables held by US dollar denominated subsidiaries.

Restructuring Reserves

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans are designed to reduce administrative and operational costs and resulted in an $11.7 million restructuring reserve being recorded in the Kopp purchase price allocation. Of the reserve, $2.6 million relates to the closure of Kopp’s manufacturing facility in Ingolstadt, Germany, with the balance primarily representing other employee severance costs to be incurred in connection with the transfer of certain production out of Germany to lower cost locations and general reductions in the workforce. The restructuring reserve was originally estimated to be $16.7 million, however, in the fourth quarter of fiscal 2003 the Company revised this estimate due to a combination of higher attrition rates and lower severance costs. This $5.0 million adjustment resulted in a reduction in the recorded value of the fixed assets as required by generally accepted accounting principles. As of February 29, 2004, the Ingolstadt, Germany facility had been closed and German headcount has been reduced by over 150 employees, or 20%.

A rollforward of the restructuring reserve follows:

	August 31, 2003 Balance	Cash Payments	Currency Impact	February 29, 2004 Balance
Severance	$8,407	$(1,770)	$1,091	$7,728
Exit costs	389	(236)	37	190

Total reserve	$8,796	$(2,006)	$1,128	$7,918

Liquidity and Capital Resources

Cash and cash equivalents totaled $3.1 million and $4.6 million at February 29, 2004 and August 31, 2003, respectively. Our goal is to maintain low cash balances, utilizing any excess cash to pay down debt in an effort to reduce financing costs.

Net cash provided by operating activities was $1.4 million and $20.5 million for the six months ended February 29, 2004 and February 28, 2003, respectively. Operating cash flows for the six month period ended February 29, 2004 were lower than the six month period ended February 28, 2003 primarily due to $12.0 million in incremental premium payments on 13% senior subordinated note repurchases, increased working capital requirements as a result of growth in the automotive business and higher income tax payments, partially offset by lower interest payments.

Net cash used in investing activities totaled $56.4 million and $15.3 million for the six months ended February 29, 2004 and February 28, 2003, respectively. During the six months ended February 29, 2004 cash of $31.9 million was used for the acquisition of Dresco, $28.2 million for the acquisition of Kwikee, and $5.0 million to fund the purchase of the Kopp minority interest and pay the Kopp deferred purchase price. Net cash proceeds of $14.6 million were received from the sale-leaseback of a German facility in December 2003. Meanwhile, during the six months ended February 28, 2003, $8.7 million was used to fund the Kopp Acquisition.

Net cash provided by financing activities totaled $53.3 million for the six months ended February 29, 2004. In November 2003, the Company sold an aggregate principal amount of $150.0 million of 2% Convertible Notes (the “2% Convertible Notes”) due November 15, 2023, which generated net proceeds of $145.0 million. The Company used approximately $63 million of these proceeds to redeem $49.4 million of 13% Notes through open market and negotiated purchases. The Company may repurchase additional 13% Notes on the open market, from time to time, if the offering price is attractive. The Company effectively used approximately $65 million of the 2% Convertible Note proceeds to fund the Dresco, Kwikee, and Kopp minority interest acquisitions in fiscal 2004. In February 2004, the Company replaced the senior secured credit agreement with a $250 million senior revolving credit facility, and repaid the outstanding $30 million term loan under the senior secured credit agreement. The senior revolving credit facility allows the Company greater flexibility to pursue acquisitions. As a result of the sale-leaseback of a German facility in December 2003 and positive operating cash flows during the quarter ended February 29, 2004, the Company subsequently made payments of $18.0 million on the senior revolving credit facility prior to February 29, 2004.

Debt

In February 2004, the Company entered into a $250 million five-year senior revolving credit facility (the “Revolver”). All outstanding borrowings under the Revolver can be repaid at any time without premium or penalty. The Revolver is not secured by the Company’s assets, but provides for guaranties and stock pledges by certain of the Company’s significant subsidiaries. At February 29, 2004, outstanding borrowings on the Revolver were at interest rates of approximately 2.59%, which represented LIBOR plus a 1.50% spread. A non-use fee is payable quarterly on the average unused credit line on the Revolver. At February 29, 2004, the non-use fee was 0.35%. Borrowings and non-use fees under the Revolver are subject to a pricing grid, which can result in further increases or decreases in the borrowing spread and non-use fees depending on the Company’s leverage ratio.

The Revolver contains customary limits and restrictions concerning investments, sales of assets, liens on assets, acquisitions, dividends, and other restricted payments. In addition, the Company must comply with two separate financial ratio covenants on a quarterly basis: the Leverage Ratio and the Fixed Charge Coverage Ratio. The Leverage Ratio measures indebtedness (as defined by the Revolver) as a multiple of earnings before interest, taxes, depreciation, and amortization (as defined by the Revolver). The maximum Leverage Ratio allowed by the Revolver is 3.50. For the twelve months ended February 29, 2004, the Company’s Leverage Ratio was 2.53. The Fixed Charge Coverage Ratio measures earnings before interest, taxes, depreciation, and amortization adjusted for capital expenditures and lease payments (as defined by the Revolver) as a multiple of interest expense (as defined by the Revolver). The minimum Fixed Charge Coverage Ratio allowed by the Revolver is 1.75. For the twelve months ended February 29, 2004, the Company’s Fixed Charge Coverage was 2.25.

In November 2003, the Company sold $150.0 million aggregate principal amount of Convertible Senior Subordinated Debentures (“2% Convertible Notes”) due November 15, 2023. The 2% Convertible Notes bear interest at a rate of 2.00% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price equals or exceeds 120% of the principal amount of the 2% Convertible Notes over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable six-month interest period.

The Company has the right to repurchase for cash all or part of the 2% Convertible Notes on or after November 20, 2010. The holders have the right to require the Company to purchase all or a portion of the 2% Convertible Notes on November 15, 2010, November 15, 2013 and November 15, 2018 or upon certain corporate events. The purchase price for these repurchases shall equal 100% of the principal amount of plus accrued and unpaid interest. The 2% Convertible Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries on a senior subordinated basis. These guarantees will be released when the Company has no 13% Notes outstanding; provided that if the Company issues other senior subordinated debt that is guaranteed by one or more of the Company’s subsidiaries, then such subsidiaries will be required to guarantee the 2% Convertible Notes on an unsecured senior subordinated basis.

The 2% Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 25.0563 shares per $1,000 principal amount, which equals a conversion price of approximately $39.91 per share (subject to adjustment) only under the following conditions: (i) during any fiscal quarter commencing after November 30, 2003, if the closing sale price of the Company’s common stock exceeds $47.89 (120% of the conversion price of $39.91) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter, (ii) during any period in which the Company’s senior subordinated debt credit rating falls below certain thresholds, (iii) if a 2% Convertible Note has been called for redemption and has not yet been redeemed, the holder may convert prior to the close of business on the last business day prior to the redemption date, or (iv) if specified corporate transactions occur.

Total debt at February 29, 2004 was $231.4 million, compared to $169.8 million at August 31, 2003. The net increase was attributable to $65 million cash paid for acquisitions, $14 million in premiums paid to repurchase 13% Notes, proceeds of $15 million from the sale-leaseback of a German facility, seasonal working capital growth, interest payments, and income tax payments. The Company had $12 million of borrowings outstanding and $2 million of outstanding letters of credit issued under its $250 million revolver at February 29, 2004.

At February 29, 2004, the Company was a party to one interest rate swap contract that had a notional amount of $25 million and converted fixed rate debt of 13% to variable rate debt based on the six-month LIBOR plus 9.63%. At February 29, 2004 the six-month LIBOR was 1.17%. This swap contract matures on May 1, 2009, which corresponds to the maturity date of the debt. No net gain or loss has been recorded in earnings related to changes in the fair value of this contract since the contract is considered to be “effective” as the terms of the contract exactly match the terms of the underlying debt. Instead, the fair value of the contract is recorded as a $0.8 million long-term liability at February 29, 2004 with the offset recorded as a fair value adjustment to the 13% Notes. See Note 10, “Derivatives,” in the accompanying Condensed Consolidated Financial Statements for further information.

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

As discussed in Note 9, “Distribution of Electronics Segment” in the accompanying Condensed Consolidated Financial Statements, the Company is contingently liable for certain lease agreements held by APW or its successors. If APW or its successors do not fulfill their obligations under the leases, the Company could be liable for such leases. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $16.6 million at February 29, 2004. The future undiscounted minimum lease payments for these leases are as follows: $3.5 million in calendar 2004; $3.1 million in calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; and $9.1 million thereafter. A future breach of the lease agreements by APW or its successors could potentially have a material adverse effect on the Company’s results of operations and financial position.

As more fully discussed in Note 3, “Accounts Receivable Financing,” in the accompanying Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $24.8 million and $23.9 million at February 29, 2004 and August 31, 2003, respectively. If the Company were to discontinue this securitization program, at February 29, 2004 it would have been required to borrow approximately $24.8 million to finance the working capital increase. Total capacity under the program is approximately $35 million, of which $24.8 million was utilized at February 29, 2004.

Pursuant to an agreement with the Company’s former subsidiary, APW, the Company will be required to pay an estimated $18 to $19 million to APW or other third parties as Distribution related contingencies are resolved. This amount is accrued in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets. The Company estimates that these payments will be made sometime prior to the end of fiscal 2006, and will be funded by availability under the revolving credit facility and funds generated from operations. In addition, cash outflows will be required over the next twenty-four months to fund the Kopp restructuring cash flow requirements. See Note 2, “Acquisitions,” in the accompanying Notes to Condensed Consolidated Financial Statements for further information about Kopp. In September 2002, the Company was informed that its Federal income tax return for fiscal year 2000 would be subject to audit by the Internal Revenue Service (“IRS”). Company management believes that adequate reserves are maintained as of February 29, 2004 to cover a reasonable estimate of its potential exposure with respect to the income tax liabilities that may result from such audit. Nonetheless, there can be no assurance that such reserves will be sufficient upon completion of the IRS audit, and if not, there could be a material adverse impact on the Company’s financial position and results of operations.

The Company had outstanding letters of credit of $5.1 million and $9.2 million at February 29, 2004 and August 31, 2003, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of sold subsidiaries.

Dividends have not been declared or paid during fiscal 2004 or 2003, and the Company currently does not plan to pay dividends. Cash flow from operations is expected to be retained for working capital needs, acquisitions, and to reduce outstanding debt. At February 29, 2004, the Company had approximately $236 million of availability under the Revolver. The Company believes that availability under its credit facility, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for at least the next twelve months.

The timing of payments due under the Company’s commitments is as follows:

Contractual Obligations (a)
Years Ended August 31, 2004	Long-term Debt Obligations	Operating Lease Obligations	Total
	(b)	(c )
2004	$2,096	$11,148	$13,244
2005	3,899	10,625	14,524
2006	137	8,663	8,800
2007	137	6,655	6,792
2008	69	7,805	7,874
Thereafter	222,779	30,103	252,882

Total	$229,117	$74,999	$304,116

(a)	The preceding table excludes the $18 - $19 million of payments due to APW or other third parties for Distribution related contingencies since the exact timing of these payments is not known. The Company estimates that such payments will be made prior to the end of fiscal 2006.

(b)	Interest on long-term debt is payable as follows:
•	Senior revolving facility; payable on interest-rate reset dates on individual borrowings
•	2% Convertible Notes; payable semi-annually on November 15th and May 15th
•	13% Notes; payable semi-annually on November 1st and May 1st
•	Euro denominated term loans; payable semi-annually on January 31st and July 31st

(c)	The Company’s purchase obligations generally relate to amounts due under contracts with third party service providers. These contracts are primarily for real estate leases, information technology services, including software and hardware support services and leases, and telecommunications services. Those purchase obligations, such as leases, that are not cancelable are included in the table. The Company routinely issues purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor, and as such, they are excluded from the contractual obligations table.

During the second quarter of fiscal 2004, the Company entered into a sale-leaseback of a German facility which has future operating lease payment obligations totaling €22.4 million over the next 17 years and assumed €5.5 million of future operating lease payment obligations in the Dresco Acquisition.

New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company’s adoption of the provisions of the statement effective January 1, 2003 did not have any impact on the consolidated financial statements beyond disclosure.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 52, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN No. 46 applies no later than December 31, 2003. The adoption of did not have any effect on the company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003, except as defined in the SFAS. The Company effectively adopted this Statement during the fourth quarter of fiscal 2003; however, the Company currently does not have any instruments that the adoption impacted.

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

The Company’s postretirement benefit plan provides for a prescription drug benefit. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” any measures of the Company’s accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the Condensed Consolidated Financial Statements do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates and, to a lesser extent, commodities. To reduce such risks, the Company selectively uses financial instruments and other proactive management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading or speculative purposes.

A discussion of the Company’s accounting policies for derivative financial instruments is included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended August 31, 2003 within Note 1, “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements.

Currency Risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 51% and 52% of its revenues for the year ended August 31, 2003 and six months ended February 29, 2004, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 78% and 81%, respectively, were denominated in euro, with the majority of the remainder denominated in various Asian and other European currencies. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

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

Interest Rate Risk - The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are indexed to the LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At February 29, 2004, the Company was party to one interest rate swap agreement. This swap contract converts $25 million of fixed rate senior subordinated debt to a variable rate. At February 29, 2004, the aggregate fair value of this contract was approximately $(0.7) million. A ten percent increase or decrease in the applicable interest rates on unhedged variable rate debt would result in a change in pre-tax interest expense of approximately $0.1 million on an annual basis.

Commodity Risk – The Company has exposure to changes in market prices for raw materials used in production. Fluctuations in the market prices for these commodities did not have a material impact on the results for the three or six months ended February 29, 2004 and February 28, 2003. However, market prices of certain commodities such as steel, plastic resin, and copper have been rising, which could have a negative impact on the Company’s results. The Company will attempt to pass along such commodity price increases to customers to avoid profit margin erosion.

Item 4 – Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 29, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 are inapplicable and have been omitted.

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on January 9, 2004 to elect a board of nine directors and vote on several proposals. Each director nominee was elected. The number of votes for each nominee is set forth below:

	Share Votes For	Share Votes Withheld
Robert C. Arzbaecher	20,923,074	177,046
Gustav H.P. Boel	20,921,586	178,535
Bruce S. Chelberg	20,922,350	177,770
H. Richard Crowther	16,194,943	4,905,177
Thomas J. Fischer	16,091,339	5,008,781
William K. Hall	16,092,085	5,008,035
Kathleen J. Hempel	16,092,167	5,007,953
Robert A. Peterson	16,092,325	5,007,795
William P. Sovey	16,090,727	5,009,393

In addition, the following proposals were voted on at the January 9, 2004 annual meeting:

1.	Proposal to approve the Actuant Corporation 2004 Employee Stock Purchase Plan.

For	Against	Abstain	Non-Vote
18,693,683	170,784	422,661	1,812,992

2.	Proposal to amend the Company’s Restated Articles of Incorporation to increase the number of authorized shares of Class A Common Stock.

For	Against	Abstain	Non-Vote
20,935,845	117,307	46,968	—

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

See “Index to Exhibits” on page 37, which is incorporated herein by reference.

(b)	Reports on Form 8-K

The following report on Form 8-K was filed during the second quarter of fiscal 2004:

Date of Report	Description
December 17, 2004	Announcement of the Company’s results for the first quarter of fiscal 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: April 12, 2004	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 29, 2004

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

4.1	Credit Agreement dated as of February 19, 2004 among Actuant Corporation, the Lenders, and Bank One, NA, as LC Issuer and as Agent		X

4.2	Commercial Paper Agency Agreement dated as of March 26, 2004 between Actuant Corporation, as Issuer and U.S. Bank, NA, as Placement Agent		X

4.3	Issuing and Paying Agency Agreement dated March 26, 2004 between Actuant Corporation, as Issuer and U.S. Bank, NA, as Issuing and Paying Agent		X

4.4	Commercial Paper Placement Agreement dated March 5, 2004 between Actuant Corporation, as Issuer and M&I Marshall & Ilsley Bank, as Agent		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X