Form 10-Q
period 2004-05-31
ACTUANT CORP
filed 2004-07-09
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

The number of shares outstanding of the registrant’s Class A Common Stock as of June 30, 2004 was 23,755,791.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, truck, automotive, industrial production, and construction industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material or labor cost increases, foreign currency risk, interest rate risk, commodity risk, the impact of geopolitical activity on the economy, the length of economic downturns in the Company’s markets, the resolution of contingent liabilities related to APW Ltd. and other litigation matters, the Company’s ability to access capital markets, the Company’s debt level, and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time.

When used herein, the terms “Actuant,” “we,” “us,” “our,” and the “Company” refer to Actuant Corporation and its subsidiaries.

Actuant Corporation provides free-of-charge access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through its website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Net Sales	$196,481	$147,189	$539,087	$437,146
Cost of Products Sold	134,766	98,386	367,959	295,952

Gross Profit	61,715	48,803	171,128	141,194
Selling, Administrative and Engineering Expenses	35,943	28,880	103,328	85,834
Amortization of Intangible Assets	594	530	1,728	1,750

Operating Profit	25,178	19,393	66,072	53,610

Net Financing Costs	2,900	5,177	11,168	16,282
Charge for Early Extinguishment of Debt	9,940	—	27,277	1,974
Litigation Charge (Benefit) Associated with Divested Businesses	—	(798)	—	6,502
Other Expense (Income), net	505	(515)	1,596	(1,021)

Earnings Before Income Tax Expense and Minority Interest	11,833	15,529	26,031	29,873

Income Tax Expense	4,428	5,482	9,371	10,574
Minority Interest, net of Income Taxes	(61)	70	143	350

Net Earnings	$7,466	$9,977	$16,517	$18,949

Earnings Per Share:
Basic	$0.31	$0.43	$0.70	$0.81
Diluted	$0.30	$0.41	$0.67	$0.78

Weighted Average Common Shares Outstanding:
Basic	23,703	23,380	23,615	23,290
Diluted	24,514	24,348	24,719	24,406

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	May 31, 2004	August 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,751	$4,593
Accounts receivable, net	98,602	81,825
Inventories, net	84,501	67,640
Deferred income taxes	15,137	14,727
Other current assets	5,854	3,977

Total Current Assets	208,845	172,762

Property, Plant and Equipment, net	50,292	59,197
Goodwill	145,432	101,680
Other Intangible Assets, net	23,005	19,521
Other Long-term Assets	9,834	8,493

Total Assets	$437,408	$361,653

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Short-term borrowings	$329	$1,224
Trade accounts payable	63,079	53,045
Accrued compensation and benefits	21,859	16,773
Income taxes payable	13,898	21,444
Current maturities of long-term debt	3,951	8,918
Other current liabilities	37,624	40,753

Total Current Liabilities	140,740	142,157

Long-term Debt, less current maturities	207,543	159,692
Deferred Income Taxes	12,398	8,841
Pension and Postretirement Benefit Liabilities	30,940	29,430
Other Long-term Liabilities	32,195	29,042
Minority Interest in Net Equity of Consolidated Affiliates	96	4,117

Shareholders’ Equity (Deficit):
Class A common stock, $0.20 par value, authorized 42,000,000 and 32,000,000 shares, issued and outstanding 23,754,808 and 23,512,406 shares, respectively	4,751	4,702
Additional paid-in capital	(518,585)	(522,627)
Retained earnings	544,639	528,122
Stock held in trust	(765)	(636)
Deferred compensation liability	765	636
Accumulated other comprehensive loss	(17,309)	(21,823)

Total Shareholders’ Equity (Deficit)	13,496	(11,626)

Total Liabilities and Shareholders’ Equity (Deficit)	$437,408	$361,653

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2004	2003
Operating Activities
Net earnings	$16,517	$18,949
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	12,254	11,139
Amortization of debt discount and debt issuance costs	1,126	1,112
Write-off of debt discount and debt issuance costs in conjunction with early extinguishment of debt	4,445	317
Provision for deferred income taxes	1,788	476
Loss on sale of assets	137	67
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	(2,885)	(880)
Inventories	(4,244)	4,728
Prepaid expenses and other assets	(1,357)	3,678
Trade accounts payable	2,717	(5,422)
Income taxes payable	(4,334)	1,348
Accrued interest.	(4,642)	(3,798)
Other accrued liabilities	1,885	(365)

Net cash provided by operating activities	23,407	31,349

Investing Activities
Proceeds from sale of property, plant and equipment	14,601	393
Capital expenditures	(8,000)	(10,342)
Cash paid for business acquisitions, net of cash acquired	(65,100)	(9,174)

Net cash used in investing activities	(58,499)	(19,123)

Financing Activities
Partial redemption of 13% senior subordinated notes	(80,897)	(9,425)
Net proceeds from 2% convertible senior subordinated note offering	144,994	—
Extinguishment of former senior secured credit agreement	(30,000)	—
Initial proceeds from new senior credit agreement	30,000	—
Net (repayments) borrowings on revolving credit facilities and short-term borrowings	(3,941)	3,262
Principal borrowings on term loans	—	3,932
Principal payments on term loans	(24,443)	(11,672)
(Payments) proceeds from early termination of interest rate swap	(1,016)	1,550
Debt issuance costs	(1,270)	—
Stock option exercises and other	1,566	1,183

Net cash provided by (used in) financing activities	34,993	(11,170)

Effect of exchange rate changes on cash	257	403

Net increase in cash and cash equivalents	158	1,459
Cash and cash equivalents – beginning of period	4,593	3,043

Cash and cash equivalents - end of period	$4,751	$4,502

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as discussed otherwise, such adjustments consist of only those of a normal recurring nature. Operating results for the nine months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2004.

Prior year financial statements have been reclassified where appropriate to conform to current year presentations.

Note 2. Acquisitions

Fiscal 2004

On September 3, 2003, the Company acquired certain assets and assumed certain liabilities of Kwikee Products Company, Inc. (“Kwikee” or the “Kwikee Acquisition”) for $28.2 million of cash. Kwikee, headquartered in Cottage Grove, Oregon, is a leading provider of retractable step systems and storage tray systems for the North American recreational vehicle (“RV”) market and is included in our Engineered Solutions segment. The purchase agreement allows for additional payments to the sellers aggregating no more than $1.0 million, contingent on the Company achieving targeted earnings before interest, income taxes, depreciation, and amortization in the fiscal years ended August 31, 2004 through 2008. This transaction was funded through borrowings under the Company’s senior secured credit agreement. Kwikee was an attractive acquisition candidate because it holds leading market positions in retractable step systems and storage tray systems and increases the Company’s content per vehicle in the important motorhome segment of the RV industry. In addition, Kwikee’s brand name, experienced management, and track record of profitable growth were all attractive factors in evaluating the acquisition. The transaction was accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Condensed Consolidated Financial Statements since the acquisition date. The preliminary purchase price allocation resulted in goodwill of $19.9 million and intangible assets of $3.1 million, consisting of patents, trademarks, and customer relationships.

On December 30, 2003, the Company acquired 100% of the outstanding capital stock of Dresco B.V. (“Dresco” or the “Dresco Acquisition”) for $31.9 million of cash (net of $0.8 million of cash acquired). Dresco, headquartered in Wijchen, Netherlands, is a leading distributor of electrical, plumbing and other supplies to the Benelux (Belgium, the Netherlands, and Luxembourg) home center market and is included in our Tools & Supplies segment. The purchase agreement allows for additional payments to the sellers aggregating no less than €1.75 million and no more than €10.0 million, contingent on the Company achieving targeted net sales in the calendar years ended December 31, 2004 through 2006. The aggregate minimum payment of €1.75 million has been recorded as a liability in the preliminary purchase price allocation. Dresco was an attractive acquisition candidate because of its market leadership, the synergistic opportunities with Kopp (our German electrical home center supplier), and its logistics competencies. Dresco’s Benelux customer base provides the Company with geographic expansion opportunities for markets beyond those covered by Kopp in Germany, Austria, and Eastern Europe, and it’s non-electrical products, such as plumbing, expand the Tools & Supplies business product offering. A portion of the proceeds from the Company’s 2% Convertible Senior Subordinated Debentures offering in November 2003 were used to fund the transaction. The transaction was accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Condensed Consolidated Financial Statements since the acquisition date. The preliminary purchase price allocation resulted in goodwill of $24.4 million and intangible assets of $2.5 million, consisting of trademarks, a non-compete agreement, and customer relationships.

The following unaudited pro forma results of operations of the Company for the three and nine months ended May 31, 2004 and 2003 give effect to the Kwikee and Dresco acquisitions as though the transactions had occurred at the beginning of fiscal 2003.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Net sales:
As reported	$196,481	$147,189	$539,087	$437,146
Pro forma	$196,481	$160,504	$551,427	$477,222

Operating profit:
As reported	$25,178	$19,393	$66,072	$53,610
Pro forma	$25,178	$21,160	$67,839	$59,361

Net earnings:
As reported	$7,466	$9,977	$16,517	$18,949
Pro forma	$7,466	$10,786	$17,395	$21,693

Earnings per share:
Basic - as reported	$0.31	$0.43	$0.70	$0.81
Basic – pro forma	$0.31	$0.46	$0.74	$0.93
Diluted - as reported	$0.30	$0.41	$0.67	$0.78
Diluted - pro forma	$0.30	$0.44	$0.70	$0.89

The comparability of net earnings between the periods presented is impacted by the net of tax charges for the early extinguishment of debt of $6.8 million during the three months ended May 31, 2004 and $18.1 million and $1.3 million during the nine months ended May 31, 2004 and 2003, respectively. Additionally, a net of tax (benefit) charge of $(0.5) and $4.2 million was recorded during the three and nine months ended May 31, 2003, respectively, for litigation matters associated with divested businesses.

Fiscal 2003

On September 3, 2002, the Company acquired approximately 80% of the outstanding capital stock of Heinrich Kopp AG (“Kopp” or the “Kopp Acquisition”). Kopp, headquartered in Kahl, Germany, is a leading provider of electrical products to the German, Austrian, and Eastern European retail home center markets and is included in our Tools & Supplies segment. In the transaction, the Company paid approximately $15.8 million (including the assumption of debt and deferred purchase price of $1.6 million, less acquired cash) for 80% of the capital stock of Kopp. During the first quarter of fiscal 2004, the Company paid the deferred purchase price and exercised its option to acquire the remaining 20% of the outstanding capital stock for $3.3 million by utilizing borrowings available under its senior secured credit agreement. The transactions were accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Condensed Consolidated Financial Statements since the respective acquisition dates. There was no goodwill recorded, as the purchase price in each step of the acquisition was less than the fair value of the acquired assets and liabilities. Accordingly, the book value of the acquired long-lived assets has been reduced as required under generally accepted accounting principles.

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs and resulted in a $9.3 million restructuring reserve being recorded in the Kopp purchase price allocation. Of the reserve, $2.6 million relates to the closure of Kopp’s manufacturing facility in Ingolstadt, Germany, with the balance primarily representing other employee severance costs to be incurred in connection with the transfer of certain production out of Germany to lower cost locations and general reductions in the workforce. During the third quarter of fiscal 2004, the Company revised its estimate of the total cost of restructuring Kopp, due to lower than anticipated severance costs. This adjustment resulted in a reduction in the restructuring reserve of $2.4 million which was recorded as a reduction in the recorded value of the acquired long-lived assets as required by generally accepted accounting principles. As of May 31, 2004, the Ingolstadt, Germany facility had been closed, three leased warehouses in Germany had been vacated, and German employment had been reduced by over 200 employees, or 30%.

A rollforward of the restructuring reserve follows:

	August 31, 2003 Balance	Reserve Adjustment	Cash Payments	Currency Impact	May 31, 2004 Balance
Severance	$8,407	$(2,273)	$(2,997)	$911	$4,048
Exit costs	389	(154)	(253)	18	—

Total reserve	$8,796	$(2,427)	$(3,250)	$929	$4,048

Note 3. Accounts Receivable Financing

During fiscal 2001, the Company established an Accounts Receivable Securitization Program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. The retained interest recorded at May 31, 2004 and August 31, 2003 is $19.6 million and $17.7 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The securitization program has a final maturity in May 2006, subject to renewal by the Purchaser. The total credit capacity under the program is approximately $35 million, with trade accounts receivables sold and being serviced by the Company totalling $27.0 million and $23.9 million at May 31, 2004 and August 31, 2003, respectively.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $52.7 million and $148.4 million for the three and nine months ended May 31, 2004, respectively, and $47.2 million and $148.4 million for the three and nine months ended May 31, 2003, respectively. Cash collections of trade accounts receivable balances in the total receivable pool totaled $84.1 million and $237.3 million for the three and nine months ended May 31, 2004, respectively, and $70.5 million and $223.0 million for the three and nine months ended May 31, 2003, respectively.

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

			Balance Outstanding 60 Days or More Past Due		Net Credit Losses
	Balance Outstanding				Nine Months Ended
	May 31, 2004	August 31, 2003	May 31, 2004	August 31, 2003	May 31, 2004	May 31, 2003
Trade Accounts Receivables Subject to Securitization Program	$46,618	$41,620	$2,601	$2,912	$515	$478
Trade Accounts Receivable Balances Sold	26,977	23,931

Retained Interest	$19,641	$17,689

Accounts receivable financing costs of $0.1 million for both the three months ended May 31, 2004 and 2003, and $0.4 million for both the nine months ended May 31, 2004 and 2003, are included in net financing costs in the accompanying Condensed Consolidated Statements of Earnings.

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

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended May 31, 2004 are as follows:

	Tools & Supplies Segment	Engineered Solutions Segment	Total
Balance as of August 31, 2003	$43,214	$58,466	$101,680
Business acquisitions	24,490	19,941	44,431
Foreign currency impact	(699)	20	(679)

Balance as of May 31, 2004	$67,005	$78,427	$145,432

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of May 31, 2004 and August 31, 2003 are as follows:

	May 31, 2004			August 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$22,442	$9,994	$12,448	$22,376	$9,391	$12,985
Trademarks	5,196	1,665	3,531	4,496	1,303	3,193
Non-compete agreements	1,747	1,243	504	3,342	3,086	256
Other	2,514	797	1,717	1,349	772	577

Total	$31,899	$13,699	$18,200	$31,563	$14,552	$17,011

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of May 31, 2004 and August 31, 2003 are $4.8 million and $2.5 million, respectively. These assets are comprised of acquired tradenames.

Amortization expense for intangible assets was $0.6 million and $1.7 million for the three months and nine month ended May 31, 2004, respectively, and $0.5 million and $1.8 million for the three and nine months ended May 31, 2003, respectively. Total fiscal 2004 amortization expense is estimated to be $2.2 million. Amortization expense for future years is estimated to be as follows: $2.1 million in fiscal 2005, $2.0 million in fiscal 2006, $1.9 million in fiscal 2007, and $1.8 million in fiscal 2008.

Note 6. Accrued Product Warranty Costs

The Company recognizes product warranty costs at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty for the nine months ended May 31, 2004:

Balance as of August 31, 2003	$3,436
Warranty reserves of acquired businesses	396
Currency impact	191
Provision for warranties	4,077
Warranty payments and costs incurred	(3,542)

Balance as of May 31, 2004	$4,558

Note 7. Debt

	May 31, 2004	August 31, 2003
Senior revolving credit facility (the “Revolver”)	$1,000	$—
Commercial paper	26,440	—
Senior secured credit agreement
Revolving credit borrowings	—	400
Term loan	—	48,000
Euro denominated term loans	6,120	11,439

Sub-total – Senior indebtedness	33,560	59,839
Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	—
Senior subordinated notes (“13% Notes”), due 2009	29,236	110,133
Initial issuance discount	(218)	(946)
Fair value adjustments on interest rate swaps	(1,084)	(416)

Sub-total — Senior subordinated indebtedness	177,934	108,771

Total debt, excluding short-term borrowings	211,494	168,610
Less: current maturities of long-term debt	(3,951)	(8,918)

Total long-term debt, less current maturities	$207,543	$159,692

In February 2004, the Company entered into a $250 million five-year senior revolving credit facility (the “Revolver”). All outstanding borrowings under the Revolver can be repaid at any time without premium or penalty. The Revolver is not secured by the Company’s assets, but provides for guaranties and stock pledges by certain of the Company’s significant subsidiaries. The interest rates on outstanding borrowings are at LIBOR plus a spread. At May 31, 2004, the 6-month LIBOR was 1.58%. A non-use fee is payable quarterly on the average unused credit line under the Revolver. At May 31, 2004, the non-use fee was 0.35%. Borrowings and non-use fees under the Revolver are subject to a pricing grid, which can result in further increases or decreases in the borrowing spread and non-use fees depending on the Company’s leverage ratio. As a result of the reduction in the Company’s leverage ratio for the twelve months ended May 31, 2004, the borrowing spread for the fiscal 2004 fourth quarter will be reduced from 1.50% to 1.38% and the non-use fee will be reduced from 0.35% to 0.30%. The unused and available credit line under the Revolver at May 31, 2004 was approximately $221 million. The Revolver contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, acquisitions, dividends and other restricted payments. As of May 31, 2004, the Company was in compliance with all debt covenants.

During March 2004, the Company initiated a commercial paper program (“Commercial Paper”) with two financial institutions that provides for an aggregate maximum borrowing capacity of $50 million. At May 31, 2004, there was $26.4 million of Commercial Paper outstanding, all of which had original maturity terms of 31 days or less and were at an average interest rate of 1.64%, including issuance fees. The Revolver acts as a liquidity backstop for outstanding Commercial Paper, meaning the combined outstanding balance of the Revolver and Commercial Paper cannot exceed $250 million.

The Revolver replaces the senior secured credit agreement, which had a final maturity of June 2006. All borrowings outstanding under the senior secured credit agreement were repaid in February 2004 and the Company was released from any remaining obligations. The early extinguishment resulted in a non-cash, pre-tax charge of approximately $2.3 million in the second quarter of fiscal 2004, representing the non-cash write-off of remaining capitalized debt issuance costs.

In November 2003, the Company sold $150.0 million aggregate principal amount of Convertible Senior Subordinated Debentures (“2% Convertible Notes”) due November 15, 2023. The 2% Convertible Notes bear interest at a rate of 2.00% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price of the 2% Convertible Notes equals or exceeds 120% of their underlying principal amount over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable six-month interest periods.

The Company has the right to repurchase for cash all or part of the 2% Convertible Notes on or after November 20, 2010. The holders have the right to require the Company to purchase all or a portion of the 2% Convertible Notes on November 15, 2010, November 15, 2013 and November 15, 2018 or upon certain corporate events. The purchase price for these repurchases shall equal 100% of the principal amount plus accrued and unpaid interest. The 2% Convertible Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries on a senior subordinated basis. These guarantees will be released when the Company has no 13% Notes outstanding; provided that if the Company issues other senior subordinated debt that is guaranteed by one or more of the Company’s subsidiaries, then such subsidiaries will be required to guarantee the 2% Convertible Notes on an unsecured senior subordinated basis.

The 2% Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 25.0563 shares per $1,000 of principal amount, which equals a conversion price of approximately $39.91 per share (subject to adjustment) only under the following conditions: (i) during any fiscal quarter commencing after November 30, 2003, if the closing sale price of the Company’s common stock exceeds $47.89 (120% of the conversion price of $39.91) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter, (ii) during any period in which the Company’s senior subordinated debt credit rating falls below certain thresholds, (iii) if a 2% Convertible Note has been called for redemption and has not yet been redeemed, the holder may convert prior to the close of business on the last business day prior to the redemption date, or (iv) if specified corporate transactions occur.

Net proceeds from the issuance of the 2% Convertible Notes were $145.0 million. The Company used $63.9 million of the net proceeds to fund the repurchase of $49.4 million of 13% Notes through open market and negotiated purchases, including premium payments and accrued interest. As a result of these repurchases the Company recorded a pre-tax charge of $15.1 million during the first quarter of fiscal 2004, consisting of bond redemption premium payments and the non-cash write-off of the associated debt discount and debt issuance costs. In addition, the net proceeds were used to repay $28.2 million of borrowings under the senior secured credit agreement related to the acquisition of Kwikee, and $3.3 million for the remaining 20% interest in Kopp, as well as $1.6 million for the Kopp deferred purchase price. The Company also made optional repayments on the term loan under the senior secured credit agreement and the Euro-denominated term loans totaling $17.3 million. The remaining net proceeds were used to fund the $31.9 million net cash purchase price of the Dresco acquisition.

The Company repurchased an additional $31.5 million of its 13% Notes in the third quarter of fiscal 2004 through a negotiated purchase, and recorded a pre-tax charge of $9.9 million consisting of a premium payment to the bondholders and the non-cash write-off of the associated debt discount and debt issuance costs.

During the first quarter of fiscal 2003, the Company retired $9.4 million of its 13% Notes acquired through open market and negotiated purchases. The Company recorded a pre-tax charge of $2.0 million consisting of bond redemption premium payments and the non-cash write-off of the associated debt discount and debt issuance costs.

The 13% Notes include fair value adjustments of $(1.1) million and $(0.4) million at May 31, 2004 and August 31, 2003, respectively, related to interest rate swap contracts that convert fixed rates to variable rates. See Note 10, “Derivatives” for further information.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Net earnings, as reported	$7,466	$9,977	$16,517	$18,949
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(458)	(377)	(1,393)	(862)

Pro forma net earnings	$7,008	$9,600	$15,124	$18,087

Earnings per share:
Basic – as reported	$0.31	$0.43	$0.70	$0.81
Basic – pro forma	$0.30	$0.41	$0.64	$0.78

Diluted – as reported	$0.30	$0.41	$0.67	$0.78
Diluted – pro forma	$0.29	$0.40	$0.62	$0.76

During the second quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which had no impact to the Company’s condensed consolidated statements of earnings or balance sheets.

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

On August 6, 2002, the Company and APW entered into an agreement which provides, among other things, that the right of offset asserted by the Company with respect to approximately $23.8 million of funds (the “Offset Funds”) which it held on behalf of APW is an allowed secured claim which is unimpaired by the APW bankruptcy proceeding; and, further, that the Company may retain possession of the Offset Funds and may use such Offset Funds to, among other things, reimburse it for certain estimated costs of approximately $4.9 million and any tax adjustments arising from the Company’s spin-off of APW. In the event that such costs and adjustments exceed the Offset Funds, the Company will be responsible for any shortfall, and such excess amount could result in a materially adverse impact upon its financial position and results of operations. Pursuant to the agreement with APW, the Company will be required to pay an estimated $18 to $19 million of the Offset Funds to APW or other third parties as spin-off related contingencies are resolved. The Company estimates that these payments will be made sometime before the end of fiscal 2007 although there can be no assurance as to the actual date these payments will be made. The Offset Funds have been recorded in “Other Long-term Liabilities” and totaled $18.9 million as of May 31, 2004 and August 31, 2003.

Prior to the spin-off, the Company, in the normal course of business, entered into certain real estate and equipment leases or guaranteed such leases on behalf of its subsidiaries, including those in the Electronics Business segment. In conjunction with the spin-off, the Company assigned its rights in the leases used in the Electronics Business segment to APW, but was not released as a responsible party from all such leases by the lessors. As a result, the Company remains contingently liable for such leases. The discounted present value of future minimum lease payments for such leases, assuming no offset for sub-leasing, totals approximately $15.8 million at May 31, 2004. The future undiscounted minimum lease payments for these leases are as follows: $2.4 million in the balance of calendar 2004; $3.1 million in calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; and $9.1 million thereafter. The parties to these leases, include both subsidiaries of APW and certain former APW subsidiaries that have been acquired by third parties. The Company remains contingently liable for those leases if these entities are unable to fulfill their obligations thereunder. A future breach of these leases by these APW subsidiaries or their successors could, therefore, potentially have a material adverse impact upon the Company’s financial position and results of operations.

Note 10. Derivatives

All derivatives are recognized on the balance sheet at their estimated fair value.

Fair Value Hedges

At May 31, 2004, the Company was party to the following interest rate swap contracts that convert fixed rate debt to variable rate debt:

	Notional Amount	Fixed Rate	Variable Rate	Maturity Date
Swap #1	$4 million	13%	6-month LIBOR + 9.63%	May 1, 2009
Swap #2	$25 million	13%	6-month LIBOR + 8.92%	May 1, 2009

At August 31, 2003, the Company was party to only Swap #1 and the notional amount was $25 million. During the third quarter of fiscal 2004, the Company terminated $21 million of the notional amount of Swap #1 by paying cash of $1.1 million, representing the fair value of this portion of the swap contract, to the counterparty. This portion of the swap contract was terminated because the underlying debt that was being hedged by this contract was no longer outstanding due to the retirement of 13% Notes through open market and negotiated purchases. This termination fee was recorded within the Charge for Early Extinguishment of Debt in the Condensed Consolidated Statements of Earnings during the three months ended May 31, 2004. Swap #2 was entered into during the third quarter of fiscal 2004 prior to the 13% Notes retirement that occurred during the third quarter of fiscal 2004.

No net gain or loss has been recorded in earnings related to changes in the fair value of these swap contracts since the contracts are considered to be “effective” as the terms of the contracts exactly match the terms of the underlying debt. The fair value of these contracts were recorded as a $1.1 million and as a $1.8 million long-term liability at May 31, 2004 and August 31, 2003, respectively, with the offset recorded as fair value adjustments to the 13% Notes. The six-month LIBOR rate at May 31, 2004 was 1.58%.

During the third quarter of fiscal 2003 the Company terminated an interest rate swap contract that had a notional amount of $25 million, which converted fixed rate debt of 13% to variable rate debt. The Company received a cash settlement of $1.6 million, representing the fair value of the swap contract, from the counterparty. Prior to the termination, hedge accounting treatment was used since the contract was considered to be “effective” as the terms of the contract exactly matched the terms of the underlying debt. Hedge accounting treatment resulted in no net gain or loss being recorded in earnings related to changes in the fair value of the contract. Because the swap was terminated, hedge accounting was also discontinued. The $1.6 million cash settlement was treated as a premium to the outstanding 13% Notes (the underlying debt) and was being amortized to net financing costs over the original remaining life of the contract. The unamortized premium for this terminated swap contract was $1.4 million at August 31, 2003. The 13% Notes that were the underlying debt for this swap contract have since been retired through open market and negotiated purchases during fiscal 2004. As a result, the entire unamortized premium balance of $1.2 million has been recognized within the Charge for Early Extinguishment of Debt on the Condensed Consolidated Statements of Earnings during the third quarter of fiscal 2004.

Cash Flow Hedges

At August 31, 2003, the Company was a party to an additional interest rate swap contract to convert variable rate debt to a fixed rate with a notional value of $25 million. This contract matured on September 5, 2003. Unrealized gains, net of income taxes, of less than $0.1 million for the nine months ended May 31, 2004, and $0.2 million and $0.4 million for the three and nine months ended May 31, 2003, respectively, were recorded in other comprehensive income to recognize the fair value of interest rate swap contracts to convert variable rate debt to a fixed rate.

Note 11. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Numerator:
Net earnings	$7,466	$9,977	$16,517	$18,949

Denominator:
Weighted average common shares outstanding for basic earnings per share	23,703	23,380	23,615	23,290
Net effect of stock options based on the treasury stock method using average market price	811	968	1,104	1,116

Weighted average common and equivalent shares outstanding for diluted earnings per share	24,514	24,348	24,719	24,406

Basic Earnings Per Share	$0.31	$0.43	$0.70	$0.81
Diluted Earnings per Share	$0.30	$0.41	$0.67	$0.78

The 2% Convertible Notes discussed in Note 7, “Debt,” had no impact on the Company’s earnings per share calculations for the periods presented because conditions under which the notes may be converted had not been satisfied. If these conditions had been satisfied, common shares outstanding would be increased by 3,758,445 and net of tax annual interest expense on the 2% Convertible Notes of $1.9 million would have been added back to net earnings for purposes of calculating diluted earnings per share. See Note 7, “Debt,” for a complete discussion of conditions that must be met for the 2% Convertible Notes to be converted.

Note 12. Employee Benefit Plans

The Company provides defined benefit pension and other postretirement benefits to certain employees of its domestic businesses. The defined benefit pension plans consisted of two domestic plans, which cover certain employees and executives of a business acquired in 1997. The domestic plans are frozen and as a result plan participants no longer earn future benefits.

Certain former employees of acquired domestic businesses who retired before February 1, 1994 (and their dependents) have the option of being covered under the Company’s postretirement medical plans. In addition, retiree life insurance is available to certain employees hired before 1988. Most individuals receiving postretirement health care benefits under the above programs are required to make monthly contributions to defray a portion of the cost. Retiree contributions are adjusted annually. The accounting for retiree health care benefits assumes retirees will continue to contribute toward the cost of such benefits. Retirees currently do not contribute toward the cost of life insurance.

The Company also maintains defined benefit pension plans for certain employees in various foreign countries. The defined benefit pension plans primarily consisted of a number of separate plans that cover a limited number of foreign employees. Future benefits are earned with respect to the foreign plans.

Components of net periodic benefit costs were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Domestic Defined Benefit Pension Plans
Interest cost	$230	$226	$690	$677
Expected return on assets	(225)	(250)	(676)	(751)
Amortization of actuarial loss	74	33	223	98

Net periodic benefit cost	$79	$9	$237	$24

Domestic Postretirement Medical Benefit Plans
Service cost	$2	$3	$7	$10
Interest cost	88	90	264	271
Amortization of actuarial gain	(48)	(69)	(143)	(207)

Net periodic benefit cost	$42	$24	$128	$74

Foreign Defined Benefit Pension Plans
Service cost	$120	$131	$361	$393
Interest cost	218	207	653	620
Expected return on assets	(12)	(15)	(36)	(44)
Amortization of actuarial (gain) loss	(8)	8	(22)	24

Net periodic benefit cost	$318	$331	$956	$993

The Company has no minimum required pension plan contributions in fiscal 2004 and currently does not plan to make a contribution in fiscal 2004. Postretirement medical claims are paid as incurred.

See Note 17, “New Accounting Pronouncements,” for discussion regarding the impact of the Medical Prescription Drug, Improvement and Modernization Act of 2003 on the Company’s postretirement medical benefit plans.

Note 13. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Net earnings	$7,466	$9,977	$16,517	$18,949
Foreign currency adjustments	(2,147)	1,675	4,511	4,364
Fair value of interest rate swaps, net of taxes	—	204	7	443
Unrealized gain on available for sale securities, net of taxes	(6)	6	(4)	18

Comprehensive income	$5,313	$11,862	$21,031	$23,774

Note 14. Segment Information

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

The following tables summarize financial information by reportable segment.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Net Sales:
Tools & Supplies	$109,930	$91,386	$309,819	$274,051
Engineered Solutions	86,551	55,803	229,268	163,095

Total	$196,481	$147,189	$539,087	$437,146

Earnings (Loss) Before Income Tax Expense and Minority Interest:
Tools & Supplies	$17,407	$14,692	$47,243	$39,426
Engineered Solutions	11,014	7,418	26,450	20,215
General Corporate and Other	(16,588)	(6,581)	(47,662)	(29,768)

Total	$11,833	$15,529	$26,031	$29,873

	May 31, 2004	August 31, 2003
Assets:
Tools & Supplies	$237,034	$204,787
Engineered Solutions	165,977	126,483
General Corporate and Other	34,397	30,383

Total	$437,408	$361,653

The comparability of the segment data is impacted by the Kwikee and Dresco acquisitions. Kwikee is included in the Engineered Solutions segment and Dresco in the Tools & Supplies segment. The comparability of General Corporate and Other results is impacted by a reduction in Net Financing Costs due to the repurchase of $80.9 million of the 13% Notes and the convertible debt issuance in fiscal 2004, costs incurred for the early extinguishments of debt, and litigation charges.

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, and the retained interest in trade accounts receivable (subject to the accounts receivable securitization program discussed in Note 3, “Accounts Receivable Financing”).

Note 15. Litigation and Contingencies

The Company had outstanding letters of credit of $6.4 million and $9.2 million at May 31, 2004 and August 31, 2003, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested subsidiaries.

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

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $1.8 million existed at both May 31, 2004 and August 31, 2003. Environmental expenditures over the last three years have not been material.

In the first quarter of fiscal 2003 the Internal Revenue Service began its audit of the Company’s fiscal year 2000 Federal income tax return. Company management believes that adequate reserves are maintained as of May 31, 2004 to cover a reasonable estimate of its potential exposure with respect to the income tax liabilities that may result from such audit. Nonetheless, there can be no assurance that such reserves will be sufficient upon completion of the IRS audit, and if not, there could be a material adverse impact on the Company’s financial position and results of operations. See Note 9, “Distribution of Electronics Segment”, for further discussion of certain contingencies related to the Distribution.

Note 16. Subsequent Event

On July 1, 2004, the Company announced the commencement of a cash tender offer and consent solicitation for any and all of its $29.2 million outstanding aggregate principal amount of 13% Notes. Holders tendering their 13% Notes will be required to consent to certain proposed amendments to the indenture governing the 13% Notes, which will eliminate substantially all of the restrictive covenants and related provisions. Holders may not tender their 13% Notes without also delivering consents or deliver consents without also tendering their 13% Notes. The calculation of the premium that will be offered to the bondholders for their tender of 13% Notes and consents to amendments will be based on a spread to treasury rates on July 13, 2004. This offer will be funded from borrowings under the Company’s $250 million Revolver, which carry much lower interest costs. In the event some or all of the 13% Notes are repurchased, the Company will recognize a charge in the fourth quarter of fiscal 2004 for the related cash premium payments and the non-cash write-off of the associated debt discount and debt issuance costs.

Note 17. New Accounting Pronouncements

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s postretirement medical benefit plans provide for a prescription drug benefit. All disclosed measures of the accumulated benefit obligation or net periodic benefit cost of the Company’s postretirement medical benefit plans currently do not reflect any amount associated with the subsidy because the Company has not yet concluded whether the benefits provided by the plan are actuarially equivalent to the Medicare Part D benefit under the Act. FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “FSP”) was issued on May 19, 2004 and is effective as of the first interim or annual period beginning after June 15, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation and also contains guidance on transition.

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In Thousands)

(Unaudited)

	Three Months Ended May 31, 2004
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Net sales	$37,592	$52,328	$106,561	$—	$196,481
Cost of products sold	20,222	37,873	76,671	—	134,766

Gross profit	17,370	14,455	29,890	—	61,715
Selling, administrative, and engineering expenses	9,927	8,668	17,348	—	35,943
Amortization of intangible assets	—	442	152	—	594

Operating profit	7,443	5,345	12,390	—	25,178
Other expense (income):
Intercompany activity, net	(8,866)	870	1,902	6,094	—
Net financing costs	2,809	—	91	—	2,900
Early extinguishment of debt	9,940	—	—	—	9,940
Other (income) expense	(149)	53	601	—	505

Earnings (loss) before income tax expense and minority interest	3,709	4,422	9,796	(6,094)	11,833
Income tax expense (benefit)	1,388	1,655	3,666	(2,281)	4,428
Minority interest, net of income taxes	—	—	(61)	—	(61)

Net earnings (loss)	$2,321	$2,767	$6,191	$(3,813)	$7,466

	Three Months Ended May 31, 2003
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Net sales	$22,444	$49,921	$74,824	$—	$147,189
Cost of products sold	12,009	34,180	52,197	—	98,386

Gross profit	10,435	15,741	22,627	—	48,803
Selling, administrative, and engineering expenses	7,819	7,408	13,653	—	28,880
Amortization of intangible assets	—	506	24	—	530

Operating profit	2,616	7,827	8,950	—	19,393
Other expense (income):
Intercompany activity, net	(404)	(123)	527	—	—
Net financing costs	4,931	156	90	—	5,177
Litigation benefit associated with divested business	(798)	—	—	—	(798)
Other (income) expense	678	77	(1,270)	—	(515)

(Loss) earnings before income tax expense and minority interest	(1,791)	7,717	9,603	—	15,529
Income tax expense	1,590	3,047	845	—	5,482
Minority interest, net of income taxes	—	—	70	—	70

Net (loss) earnings	$(3,381)	$4,670	$8,688	$—	$9,977

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In Thousands)

(Unaudited)

	Nine Months Ended May 31, 2004
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Net sales	$99,981	$151,793	$287,313	$—	$539,087
Cost of products sold	56,236	108,111	203,612	—	367,959

Gross profit	43,745	43,682	83,701	—	171,128
Selling, administrative, and engineering expenses	28,209	25,682	49,437	—	103,328
Amortization of intangible assets	—	1,354	374	—	1,728

Operating earnings	15,536	16,646	33,890	—	66,072
Other expense (income):
Intercompany activity, net	(17,784)	2,190	4,093	11,501	—
Net financing costs	10,824	—	344	—	11,168
Early extinguishment of debt	27,277	—	—	—	27,277
Other (income) expense	359	222	1,015	—	1,596

(Loss) earnings before income tax (benefit) expense and minority interest	(5,140)	14,234	28,438	(11,501)	26,031
Income tax (benefit) expense	(1,850)	5,124	10,237	(4,140)	9,371
Minority interest, net of income taxes	—	—	143	—	143

Net (loss) earnings	$(3,290)	$9,110	$18,058	$(7,361)	$16,517

	Nine Months Ended May 31, 2003
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Net sales	$67,001	$150,621	$219,524	$—	$437,146
Cost of products sold	37,298	105,904	152,750	—	295,952

Gross profit	29,703	44,717	66,774	—	141,194
Selling, administrative, and engineering expenses	23,532	23,275	39,027	—	85,834
Amortization of intangible assets	153	1,527	70	—	1,750

Operating profit	6,018	19,915	27,677	—	53,610
Other expense (income):
Intercompany activity, net	(1,660)	(561)	2,221	—	—
Net financing costs	15,287	666	329	—	16,282
Early extinguishment of debt	1,974	—	—	—	1,974
Litigation charge associated with divested businesses	6,502	—	—	—	6,502
Other (income) expense	(697)	165	(489)	—	(1,021)

(Loss) earnings before income tax (benefit) expense and minority interest	(15,388)	19,645	25,616	—	29,873
Income tax (benefit) expense	(2,931)	7,122	6,383	—	10,574
Minority interest, net of income taxes	—	—	350	—	350

Net (loss) earnings	$(12,457)	$12,523	$18,883	$—	$18,949

CONDENSED CONSOLIDATING BALANCE SHEETS

(In Thousands)

(Unaudited)

	May 31, 2004
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$677	$(274)	$4,348	$—	$4,751
Accounts receivable, net	3,422	(682)	95,862	—	98,602
Inventories, net	15,664	24,384	44,453	—	84,501
Deferred income taxes	8,549	—	6,588	—	15,137
Other current assets	1,298	978	3,578	—	5,854

Total current assets	29,610	24,406	154,829	—	208,845
Property, plant and equipment, net	6,474	14,255	29,563	—	50,292
Goodwill	21,430	93,313	30,689	—	145,432
Other intangible assets, net	—	13,735	9,270	—	23,005
Other long-term assets	9,141	—	693	—	9,834
Investment in subsidiaries	300,779	82,339	54,148	(437,266)	—

Total assets	$367,434	$228,048	$279,192	$(437,266)	$437,408

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$329	$—	$329
Current maturities of long-term debt	—	—	3,951	—	3,951
Trade accounts payable	16,134	13,163	33,782	—	63,079
Accrued compensation and benefits	8,138	3,229	10,492	—	21,859
Income taxes payable	9,887	5,124	3,027	(4,140)	13,898
Other current liabilities	5,857	8,441	23,326	—	37,624

Total current liabilities	40,016	29,957	74,907	(4,140)	140,740
Long-term debt, less current maturities	205,375	—	2,168	—	207,543
Deferred income taxes	6,569	(1,027)	6,856	—	12,398
Pension and postretirement benefit liabilities	14,474	—	16,466	—	30,940
Other long-term liabilities	28,196	1,205	2,794	—	32,195
Minority interest in net equity of consolidated affiliates	—	—	96	—	96
Intercompany balances, net	170,040	(90,824)	(82,567)	3,351	—
Total shareholders’ equity (deficit)	(97,236)	288,737	258,472	(436,477)	13,496

Total liabilities and shareholders’ equity (deficit)	$367,434	$228,048	$279,192	$(437,266)	$437,408

CONDENSED CONSOLIDATING BALANCE SHEETS

(In Thousands)

(Unaudited)

	August 31, 2003
	Actuant Corporation	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$158	$1,348	$3,087	$—	$4,593
Accounts receivable, net	5,006	(1,263)	78,082	—	81,825
Inventories, net	14,870	24,795	27,975	—	67,640
Deferred income taxes	7,833	—	6,894	—	14,727
Prepaid expenses	1,543	365	2,069	—	3,977

Total current assets	29,410	25,245	118,107	—	172,762
Property, plant and equipment, net	7,691	14,896	36,610	—	59,197
Goodwill, net	21,430	76,079	4,171	—	101,680
Other intangibles, net	—	16,263	3,258	—	19,521
Other long-term assets	7,942	31	520	—	8,493

Total assets	$66,473	$132,514	$162,666	$—	$361,653

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	—	—	1,224	$—	$1,224
Trade accounts payable	11,765	15,059	26,221	—	53,045
Accrued compensation and benefits	6,309	2,279	8,185	—	16,773
Income taxes payable	11,150	10,167	127	—	21,444
Current maturities of long-term debt	4,473	—	4,445	—	8,918
Other current liabilities	10,376	6,887	23,490	—	40,753

Total current liabilities	44,073	34,392	63,692	—	142,157
Long-term debt, less current maturities	152,698	—	6,994	—	159,692
Deferred income taxes	4,880	(1,027)	4,988	—	8,841
Pension and postretirement benefit liabilities	14,594	—	14,836	—	29,430
Other long-term liabilities	26,461	393	2,188	—	29,042
Minority interest	—	—	4,117	—	4,117
Intercompany balances, net	284,655	(271,887)	(234,480)	221,712	—
Total shareholders’ equity (deficit)	(460,888)	370,643	300,331	(221,712)	(11,626)

Total liabilities and shareholders’ equity	$66,473	$132,514	$162,666	$—	$361,653

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended May 31, 2004
	Actuant Corporation	Guarantors	Non – Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) earnings	$(3,290)	$9,110	$18,058	$(7,361)	$16,517
Adjustments to reconcile net (loss) earnings to cash provided by (used in) operating activities:
Depreciation and amortization	1,753	4,738	5,763	—	12,254
Amortization of debt discount and debt issuance costs	1,126	—	—	—	1,126
Write-off of debt discount and debt issuance costs in conjunction with early extinguishment of debt	4,445	—	—	—	4,445
Provision for deferred income taxes	915	—	873	—	1,788
Loss on sale of assets	137	—	—	—	137
Changes in operating assets and liabilities, excluding the effects of the business acquisition, net	(1,813)	3,847	(14,894)	—	(12,860)

Net cash provided by (used in) operating activities	3,273	17,695	9,800	(7,361)	23,407

Investing activities
Proceeds from sale of property, plant and equipment	—	—	14,601	—	14,601
Capital expenditures	(782)	(1,746)	(5,472)	—	(8,000)
Investments in subsidiaries	(65,100)	28,200	36,900	—	—
Business acquisitions, net of cash acquired	—	(28,200)	(36,900)	—	(65,100)

Net cash (used in) provided by investing activities	(65,882)	(1,746)	9,129	—	(58,499)

Financing activities
Partial redemption of 13% Notes	(80,897)	—	—	—	(80,897)
Net proceeds from 2% convertible senior subordinated note offering	144,994	—	—	—	144,994
Extinguishment of senior secured credit agreement	(30,000)	—	—	—	(30,000)
Initial proceeds from new senior credit agreement	30,000	—	—	—	30,000
Net repayments on revolving credit facilities and short-term borrowings	(2,960)	—	(981)	—	(3,941)
Principal payments on term loans	(18,000)	—	(6,443)	—	(24,443)
Payments for early termination of interest rate swap	(1,016)	—	—	—	(1,016)
Debt issuance costs	(1,270)	—	—	—	(1,270)
Stock option exercises and other	1,566	—	—	—	1,566
Intercompany payables (receivables)	20,711	(17,571)	(10,501)	7,361	—

Net cash provided by (used in) financing activities	63,128	(17,571)	(17,925)	7,361	34,993

Effect of exchange rate changes on cash	—	—	257	—	212

Net increase (decrease) in cash and cash equivalents	519	(1,622)	1,261	—	158
Cash and cash equivalents—beginning of period	158	1,348	3,087	—	4,593

Cash and cash equivalents—end of period	$677	$(274)	$4,348	$—	$4,751

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

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

Actuant’s long-term goal is to grow annual diluted earnings per share excluding unusual or non-recurring items (“EPS”) by 15% to 20%, including acquisitions. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the growth rate of the gross domestic product. In addition to internal sales growth, we are focused on an acquisition strategy that identifies complementary businesses that can be acquired. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our EPS growth goal. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund both acquisitions and internal growth opportunities. Our application of this strategy has generated favorable results since the spin-off on July 31, 2000, including a significant debt reduction and profitability growth.

Results of Operations for the Three and Nine Months Ended May 31, 2004 and 2003

On September 3, 2003, the Company acquired certain assets and assumed certain liabilities of Kwikee Products Company, Inc. (“Kwikee” or the “Kwikee Acquisition”) and on December 30, 2003 acquired 100% of the outstanding capital stock of Dresco B.V. (“Dresco” or the “Dresco Acquisition”). Both of these transactions impact the comparability of the operating results for the three and nine months ended May 31, 2004 and 2003. See Note 2, “Acquisitions” in Notes to Condensed Consolidated Financial Statements. Additionally, the weak US dollar favorably impacted comparisons of fiscal 2004 results to the prior year due to the translation of non-US dollar denominated subsidiary results.

Consolidated net sales increased by $49.3 million, or 33%, from $147.2 million for the three months ended May 31, 2003 to $196.5 million for the three months ended May 31, 2004. Excluding acquisitions and the $7.0 million favorable impact of foreign currency exchange rate changes on translated results, third quarter fiscal 2004 consolidated net sales increased approximately 17%. Net sales at the reportable segment level for the third quarter of fiscal 2004 excluding acquisition and foreign currency impacts increased 5% for Tools & Supplies and 35% for Engineered Solutions. Consolidated net sales increased by $102.0 million, or 23%, from $437.1 million for the nine months ended May 31, 2003 to $539.1 million for the nine months ended May 31, 2004. Excluding acquisitions and the $30.6 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2004 year-to-date consolidated net sales increased approximately 8%. Net sales at the reportable segment level for the nine months ended May 31, 2004 excluding acquisition and foreign currency impacts was relatively unchanged for Tools & Supplies and increased 20% for Engineered Solutions. Net sales at the operating segment level are discussed in further detail below.

Consolidated earnings before income taxes and minority interest for the three months ended May 31, 2004 was $11.8 million, compared with $15.5 million for the three months ended May 31, 2003. Consolidated earnings before income taxes and minority interest for the nine months ended May 31, 2004 was $26.0 million compared with $29.9 million for the nine months ended May 31, 2003. The Company recorded pre-tax charges for the early extinguishment of debt of $9.9 million during the three months ended May 31, 2004 and $27.3 million and $2.0 million during the nine months ended May 31, 2004 and 2003, respectively. Additionally, a net of tax (benefit) charge of $(0.8) and $6.5 million was recorded during the three and nine months ended May 31, 2003, respectively, for litigation matters associated with businesses divested before the spin-off. The changes in consolidated earnings before income taxes and minority interest due to business unit results and net financing costs are discussed below.

Tools & Supplies Segment Results

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Net Sales	$109,930	$91,386	$309,819	$274,051
Cost of Products Sold	68,755	55,843	191,592	170,825

Gross Profit	41,175	35,543	118,227	103,226
Gross Profit Margin	37.5%	38.9%	38.2%	37.7%
Selling, Administrative and Engineering Expenses (“SAE”)	23,271	21,513	69,587	63,338
Amortization of Intangible Assets	358	328	1,019	1,144

Operating Profit	17,546	13,702	47,621	38,744
Other Expense (Income), net	139	(990)	378	(682)

Earnings Before Income Tax Expense and Minority Interest	$17,407	$14,692	$47,243	$39,426

Net sales increased by $18.5 million, or 20%, from $91.4 million for the three months ended May 31, 2003 to $109.9 million for the three months ended May 31, 2004. Dresco, which was acquired during the second quarter of fiscal 2004, comprised 46% of the increase. Foreign currency translation rate changes positively impacted sales in the third quarter of fiscal 2004 by $4.4 million. Excluding the impact of the Dresco Acquisition and foreign currency rate changes on translated results, sales during the third quarter of fiscal 2004 increased 5% compared to the third quarter of fiscal 2003. North American sales increased $3.6 million due to increased demand for hydraulic tools and electrical supplies due to improving economic conditions and Asian sales increased $1.3 million due to growth in China. Slightly lower core European sales, due to Enerpac’s fiscal 2003 shipments under the prior year Millau Viaduct project, were more than offset by the positive impact of the Dresco acquisition.

Net sales for the nine months ended May 31, 2004 increased $35.8 million, or 13%, to $309.8 million from $274.0 million for the nine months ended May 31, 2003. This increase is primarily comprised of the impact of the Dresco Acquisition and the $19.9 million positive impact of currency translation rates. Excluding acquisition and currency rate changes, sales were relatively unchanged. North American sales increased 3% due to improving economic conditions, whereas European sales declined by 4% due to the positive impact in the first half of fiscal 2003 of Kopp’s electrical line fills at certain European home centers and strong fiscal 2003 Enerpac sales related to the Millau Viaduct project.

Gross profit increased by $5.7 million, or 16%, from $35.5 million for the three months ended May 31, 2003 to $41.2 million for the three months ended May 31, 2004 due primarily to higher sales. Excluding the $1.5 million impact of foreign currency rate changes on translated results, gross profit increased 12%. Gross profit margins decreased from 38.9% during the three months ended May 31, 2003 to 37.5% for the three months ended May 31, 2004 primarily due to changes in sales mix.

Gross profit for the nine months ended May 31, 2004 increased by $15.0 million, or 15%, to $118.2 million from $103.2 million due primarily to higher sales. Excluding the $6.5 million impact of foreign currency rate changes on translated results, gross profit increased 8%. Gross profit margins increased slightly from 37.7% during the nine months ended May 31, 2003 to 38.2% for the nine months ended May 31, 2004 due to margin expansion at Enerpac and Kopp. Enerpac’s improvement reflects successful efforts in material cost reductions while Kopp benefited from continuing efforts to reduce manufacturing capacity and overhead, implement lean manufacturing techniques, shortening cycle time and reducing overall inventory levels. These positive results were partially offset by the impact of Dresco’s comparatively lower profit margins.

SAE increased by $1.8 million, or 8%, from $21.5 million for the three months ended May 31, 2003 to $23.3 million for the three months ended May 31, 2004. Excluding the $1.0 million impact of foreign currency rate changes on translated results, SAE increased 3%. For the nine months ended May 31, 2004, SAE increased $6.3 million, or 10%, from $63.3 million for the nine months ended May 31, 2003 to $69.6 million for the three months ended May 31, 2004. Excluding the $4.2 million impact of foreign currency rate changes on translated results, SAE increased 3%. These increases are due to the impact of increased sales, severance, and the Dresco Acquisition, some of which have been offset by the benefits of ongoing cost reduction actions.

Other (income) expense decreased $1.1 million during both the third quarter of fiscal 2004 and the nine months ended May 31, 2004 due to foreign currency transaction gains realized in the prior year that have not been repeated in fiscal 2004.

Engineered Solutions Segment Results

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Net Sales	$86,551	$55,803	$229,268	$163,095
Cost of Products Sold	66,011	42,543	176,367	125,127

Gross Profit	20,540	13,260	52,901	37,968
Gross Profit Margin	23.7%	23.8%	23.1%	23.3%
Selling, Administrative and Engineering Expenses (“SAE”)	8,889	5,410	24,745	17,338
Amortization of Intangible Assets	236	202	709	606

Operating Profit	11,415	7,648	27,447	20,024
Other Expense (Income), net	401	230	997	(191)

Earnings Before Income Tax Expense and Minority Interest	$11,014	$7,418	$26,450	$20,215

Net sales increased by $30.8 million, or 55%, from $55.8 million for the three months ended May 31, 2003 to $86.6 million for the three months ended May 31, 2004. Kwikee, which was acquired during the first quarter of fiscal 2004, comprised 18% of the increase. Currency translation rates positively impacted sales in the third quarter of fiscal 2004 by $2.6 million. Excluding the impact of the Kwikee Acquisition and foreign currency translation, sales during the third quarter of fiscal 2004 increased approximately $22.6 million, or 35%, due to increased sales in all markets. The largest sales growth driver was a $13.0 million increase in automotive convertible top actuation sales due to the introduction of new convertible models in Europe and North America. RV sales increased 19% due to stronger demand from RV OEMs in the current year compared to lower demand in the prior year, which was partially attributable to geopolitical concerns with the Iraq war in 2003.

Net sales for the nine months ended May 31, 2004 increased $66.2 million, or 41%, to $229.3 million from $163.1 million for the nine months ended May 31, 2003. Excluding the $10.7 million positive impact of currency translation rates and the Kwikee Acquisition, year-to-date sales increased by $37.7 million, or 20%. Automotive convertible top actuation and recreational vehicle sales represent $24.1 million and $8.9 million, respectively, of this increase, with the remainder coming from the truck market. We expect to see reductions in the net sales growth in the automotive and RV markets in the next few quarters given the exceptionally strong sales growth experienced in fiscal 2004 to date.

Gross profit increased by $7.2 million, or 55%, from $13.3 million for the three months ended May 31, 2003 to $20.5 million for the three months ended May 31, 2004 primarily due to sales growth. Excluding the $0.5 million impact of foreign currency rate changes on translated results, gross profit increased 51%. Gross profit margins during the third quarter of fiscal 2004 were relatively unchanged compared to the third quarter of fiscal 2003. Segment gross profit margins improved sequentially from 21.3% during the second quarter of fiscal 2004 to 23.7% during the third quarter of fiscal 2004 mainly due to improved manufacturing efficiencies in the automotive business at plants in both the U.S. and The Netherlands. Gross profit for the nine months ended May 31, 2004 increased by $14.9 million, or 39%, to $52.9 million from $38.0 million for the nine months ended May 31, 2003. Excluding the $2.3 million impact of foreign currency rate changes on translated results, year-to-date gross profit increased 33% primarily due to increased sales. Gross profit margins decreased from 23.3% during the nine months ended May 31, 2003 to 23.1% for the nine months ended May 31, 2004. A year-to-date decline in the automotive business gross profit margins was driven by inefficiencies and manufacturing variances resulting from the production start-ups of new convertible top platforms and the recent launch of production at our North America automotive plant. This decline was offset by significant gross profit margin expansion in the recreational vehicle business due to improved fixed cost absorption and material cost reductions.

SAE increased by $3.5 million, or 64%, from $5.4 million for the three months ended May 31, 2003 to $8.9 million for the three months ended May 31, 2004. Excluding the $0.3 million impact of foreign currency rate changes on translated results, SAE increased 59%. SAE for the nine months ended May 31, 2004 increased $7.4 million, or 43%, to $24.7 million from $17.3 million for the nine months ended May 31, 2003. Excluding the $1.2 million impact of foreign currency rate changes on translated results, SAE increased 36%. These fiscal 2004 increases are primarily due to the impact of the Kwikee Acquisition and increased spending to support automotive business growth.

Other (income) expense decreased $1.2 million from $(0.2) million during the nine months ended May 31, 2003 to $1.0 million for the nine months ended May 31, 2004. This decrease is the result of an increase in foreign currency transaction losses and a gain of $0.5 million recorded in the second quarter of fiscal 2003 related to the Company’s settlement of a patent infringement suit.

General Corporate Results

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Selling, Administrative and Engineering Expenses (“SAE”)	$3,783	$1,957	$8,996	$5,158
Net Financing Costs	2,900	5,177	11,168	16,282
Charge for Early Extinguishment of Debt	9,940	—	27,277	1,974
Litigation (Benefit) Charge Associated with Divested Businesses	—	(798)	—	6,502
Other (Income) Expense, net	(35)	245	221	(148)

Loss Before Income Tax Expense and Minority Interest	$(16,588)	$(6,581)	$(47,662)	$(29,768)

General Corporate SAE increased by $1.8 million from $2.0 million for the three months ended May 31, 2003 to $3.8 million for the three months ended May 31, 2004. SAE increased $3.8 million from $5.2 million for the nine months ended May 31, 2003 to $9.0 million for the nine months ended May 31, 2004. These increases are primarily due to additional headcount and costs related to Sarbanes-Oxley Section 404 compliance, higher bonus provisions due to favorable current year results, severance, increased staffing to support our growth initiatives, and increased spending on tax planning services and acquisition advice.

All debt related activities are considered to be for general corporate purposes, thus, net financing costs and charges for early extinguishment have not been allocated to the reportable segments. Although debt levels increased during fiscal 2004 to fund acquisitions and pay premiums to retire 13% Notes, net financing costs decreased by $2.3 million from $5.2 million for the three months ended May 31, 2003 to $2.9 million for the three months ended May 31, 2004, and also decreased by $5.1 million from $16.3 million for the nine months ended May 31, 2003 to $11.2 million for the nine months ended May 31, 2004. These declines are a result of fewer 13% Notes outstanding, reflecting open market and negotiated repurchases, and from lower market interest rates during fiscal 2004 as compared to fiscal 2003. See “Liquidity and Capital Resources” below for further information.

During the three and nine months ended May 31, 2004, the Company retired $31.5 million and $80.9 million (gross principal amount) of its 13% Notes, respectively, through open market and negotiated purchases. The Company recorded pre-tax charges of $9.9 million and $25.0 million during the three and nine months ended May 31, 2004, respectively, related to the redemptions. The pre-tax charges consisted of bond redemption premium payments and the non-cash write-off of the associated debt discount and debt issuance costs. During February 2004, the Company replaced its senior secured credit agreement, which had a final maturity of June 2006, with the senior revolving credit facility. All borrowings outstanding under the senior secured credit agreement were repaid in February 2004, and the Company was released from all related obligations. This early extinguishment resulted in a non-cash, pre-tax charge of approximately $2.3 million during the second quarter of fiscal 2004, representing the write-off of the remaining capitalized debt issuance costs.

During the first quarter of fiscal 2003, the Company retired $9.4 million (gross principal amount) of its 13% Notes acquired through a negotiated purchase. The Company recorded a pre-tax charge of $2.0 million related to the redemption of the 13% Notes. The pre-tax charge consisted of bond redemption premium payments and the non-cash write-off of the associated debt discount and debt issuance costs.

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

Restructuring Reserves

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs and resulted in a $9.3 million restructuring reserve being recorded in the Kopp purchase price allocation. Of the reserve, $2.6 million relates to the closure of Kopp’s manufacturing facility in Ingolstadt, Germany, with the balance primarily representing other employee severance costs to be incurred in connection with the transfer of certain production out of Germany to lower cost locations and general reductions in the workforce. During the third quarter of fiscal 2004, the Company revised its estimate of the total cost of restructuring Kopp, due to lower than anticipated severance costs. This adjustment resulted in a reduction in the restructuring reserve of $2.4 million which was recorded as a reduction in the recorded value of the acquired long-lived assets as required by generally accepted accounting principles. As of May 31, 2004, the Ingolstadt, Germany facility had been closed, three leased warehouses in Germany had been vacated, and German employment had been reduced by over 200 employees, or 30%.

A rollforward of the restructuring reserve follows:

	August 31, 2003 Balance	Reserve Adjustment	Cash Payments	Currency Impact	May 31, 2004 Balance
Severance	$8,407	$(2,273)	$(2,997)	$911	$4,048
Exit costs	389	(154)	(253)	18	—

Total reserve	$8,796	$(2,427)	$(3,250)	$929	$4,048

Liquidity and Capital Resources

Cash and cash equivalents totaled $4.8 million and $4.6 million at May 31, 2004 and August 31, 2003, respectively. Our goal is to maintain low cash balances, utilizing any excess cash to pay down debt in an effort to reduce financing costs.

Net cash provided by operating activities was $23.4 million and $31.3 million for the nine months ended May 31, 2004 and 2003, respectively. The current fiscal year cash flow reflects an additional $21.1 million of premium payments to repurchase 13% Notes, as compared to the prior fiscal year. Excluding the incremental premium payments on the 13% Notes, cash flow from operations was $13.2 million higher in the current fiscal year, increasing from $33.0 million to $46.2 million. This increase results from increased earnings and primary working capital improvements.

Net cash used in investing activities totaled $58.5 million and $19.3 million for the nine months ended May 31, 2004 and 2003, respectively. During the nine months ended May 31, 2004, $31.9 million of cash was used for the acquisition of Dresco, $28.2 million for the acquisition of Kwikee, and $5.0 million to fund the purchase of the Kopp minority interest and pay the Kopp deferred purchase price. Net cash proceeds of $14.6 million were received from the sale-leaseback of a German facility in December 2003. Meanwhile, during the nine months ended May 31, 2003, $8.7 million was used to fund the Kopp Acquisition.

Net cash provided by financing activities totaled $35.0 million for the nine months ended May 31, 2004. In November 2003, the Company sold an aggregate principal amount of $150.0 million of 2% Convertible Notes (the “2% Convertible Notes”) due November 15, 2023, which generated net proceeds of $145.0 million. The Company used $63.9 million of these proceeds to redeem $49.4 million of 13% Notes through open market and negotiated purchases. The Company effectively used $65.1 million of the 2% Convertible Note proceeds to fund the Dresco, Kwikee, and Kopp minority interest acquisitions in fiscal 2004. In February 2004, the Company replaced the senior secured credit agreement with a $250 million senior revolving credit facility, and repaid the outstanding $30 million term loan under the senior secured credit agreement. The senior revolving credit facility allows the Company greater flexibility. During April 2004, the Company redeemed an additional $31.5 million of 13% Notes through a negotiated purchase. This repurchase was funded by operating cash flows and the issuance of commercial paper under the senior revolving credit facility. On July 1, 2004, the Company announced the commencement of a cash tender offer and consent solicitation for any and all of its $29.2 million outstanding aggregate principal amount of 13% Notes. See Note 16, “Subsequent Event,” in the accompanying Condensed Consolidated Financial Statements for further information.

Debt

In February 2004, the Company entered into a $250 million five-year senior revolving credit facility (the “Revolver”). All outstanding borrowings under the Revolver can be repaid at any time without premium or penalty. The Revolver is not secured by the Company’s assets, but provides for guaranties and stock pledges by certain of the Company’s significant subsidiaries. The interest rates on outstanding borrowings are at LIBOR plus a spread. At May 31, 2004 the 6-month LIBOR was 1.58%. A non-use fee is payable quarterly on the average unused credit line under the Revolver. At May 31, 2004, the non-use fee was 0.35%. Borrowings and non-use fees under the Revolver are subject to a pricing grid, which can result in further increases or decreases in the borrowing spread and non-use fees depending on the Company’s leverage ratio. As a result of the reduction in the Company’s leverage ratio for the twelve months ended May 31, 2004, the borrowing spread for the fiscal 2004 fourth quarter will be reduced from 1.50% to 1.38% and the non-use fee will be reduced from 0.35% to 0.30%. The unused and available credit line under the Revolver at May 31, 2004 was approximately $221 million.

The Revolver contains customary limits and restrictions concerning investments, sales of assets, liens on assets, acquisitions, dividends, and other restricted payments. In addition, the Company must comply with two separate financial ratio covenants on a quarterly basis: the Leverage Ratio and the Fixed Charge Coverage Ratio. The Leverage Ratio measures indebtedness (as defined by the Revolver) as a multiple of earnings before interest, taxes, depreciation, and amortization (as defined by the Revolver). The maximum Leverage Ratio allowed by the Revolver is 3.50. For the twelve months ended May 31, 2004, the Company’s Leverage Ratio was 2.27. The Fixed Charge Coverage Ratio measures earnings before interest, taxes, depreciation, and amortization adjusted for capital expenditures and lease payments (as defined by the Revolver) as a multiple of interest expense (as defined by the Revolver). The minimum Fixed Charge Coverage Ratio allowed by the Revolver is 1.75. For the twelve months ended May 31, 2004, the Company’s Fixed Charge Coverage Ratio was 2.60.

During March 2004, the Company initiated a commercial paper program (“Commercial Paper”) with two financial institutions that provides for an aggregate maximum borrowing capacity of $50 million. At May 31, 2004, there was $26.4 million of Commercial Paper outstanding, all of which had original maturity terms of 31 days or less and were at an average interest rate of 1.64%, including issuance fees. The Revolver acts as a liquidity backstop for outstanding Commercial Paper, meaning the combined outstanding balance of the Revolver and Commercial Paper cannot exceed $250 million.

The Revolver replaces the senior secured credit agreement, which had a final maturity of June 2006. All borrowings outstanding under the senior secured credit agreement were repaid in February 2004 and the Company was released from any remaining obligations. The early extinguishment resulted in a non-cash, pre-tax charge of approximately $2.3 million in the second quarter of fiscal 2004, representing the non-cash write-off of remaining capitalized debt issuance costs.

In November 2003, the Company sold $150.0 million aggregate principal amount of Convertible Senior Subordinated Debentures (“2% Convertible Notes”) due November 15, 2023. The 2% Convertible Notes bear interest at a rate of 2.00% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price of the 2% Convertible Notes equals or exceeds 120% of their underlying principal amount over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable six-month interest periods.

The Company has the right to repurchase for cash all or part of the 2% Convertible Notes on or after November 20, 2010. The holders have the right to require the Company to purchase all or a portion of the 2% Convertible Notes on November 15, 2010, November 15, 2013 and November 15, 2018 or upon certain corporate events. The purchase price for these repurchases shall equal 100% of the principal amount plus accrued and unpaid interest. The 2% Convertible Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries on a senior subordinated basis. These guarantees will be released when the Company has no 13% Notes outstanding; provided that if the Company issues other senior subordinated debt that is guaranteed by one or more of the Company’s subsidiaries, then such subsidiaries will be required to guarantee the 2% Convertible Notes on an unsecured senior subordinated basis.

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

Total debt at May 31, 2004 was $211.8 million, compared to $169.8 million at August 31, 2003. The net increase was attributable to $65 million of cash paid for acquisitions, $23 million in premiums paid to repurchase 13% Notes, and $6 million of debt issuance costs on the 2% Convertible Notes and the Revolver. These increases were partially offset by strong cash flow from operations and approximately $15 million of proceeds from the sale-leaseback of a German facility. The unused and available credit line on the Revolver at May 31, 2004 was approximately $221 million.

At May 31, 2004, the Company was a party to two interest rate swap contracts that have a total notional amount of $29 million and convert fixed rate debt of 13% to variable rate debt. The variable rate for notional amounts of $25 million and $4 million is the six-month LIBOR plus 8.92% and 9.63%, respectively. At May 31, 2004 the six-month LIBOR was 1.58%. These swap contracts mature on May 1, 2009, which corresponds to the maturity date of the debt. No net gain or loss has been recorded in earnings related to changes in the fair value of these contracts since the contracts are considered to be “effective” as the terms of the contract exactly match the terms of the underlying debt. Instead, the fair value of the contracts are recorded as a $1.1 million long-term liability at May 31, 2004 with the offset recorded as a fair value adjustment to the 13% Notes. See Note 10, “Derivatives,” in the accompanying Condensed Consolidated Financial Statements for further information.

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

As discussed in Note 9, “Distribution of Electronics Segment” in the accompanying Condensed Consolidated Financial Statements, the Company is contingently liable for certain lease agreements held by APW or its successors. If APW or its successors do not fulfill their obligations under the leases, the Company could be liable for such leases. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $15.8 million at May 31, 2004. The future undiscounted minimum lease payments for these leases are as follows: $2.4 million in the balance of calendar 2004; $3.1 million in calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; and $9.1 million thereafter. A future breach of the lease agreements by APW or its successors could potentially have a material adverse effect on the Company’s results of operations and financial position.

As more fully discussed in Note 3, “Accounts Receivable Financing,” in the accompanying Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $27.0 million and $23.9 million at May 31, 2004 and August 31, 2003, respectively. If the Company were to discontinue this securitization program, at May 31, 2004 it would have been required to borrow approximately $27.0 million to finance the working capital increase. Total capacity under the program is approximately $35 million, of which $27.0 million was utilized at May 31, 2004.

Pursuant to an agreement with the Company’s former subsidiary, APW, the Company will be required to pay an estimated $18 to $19 million to APW or other third parties as Distribution related contingencies are resolved. This amount is accrued in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets. The Company estimates that these payments will be made sometime prior to the end of fiscal 2007, and will be funded by availability under the revolving credit facility and funds generated from operations. In addition, cash outflows will be required over the next twenty-four months to fund the Kopp restructuring cash flow requirements. See Note 2, “Acquisitions,” in the accompanying Notes to Condensed Consolidated Financial Statements for further information about Kopp. In September 2002, the Company was informed that its Federal income tax return for fiscal year 2000 would be subject to audit by the Internal Revenue Service (“IRS”). Company management believes that adequate reserves are maintained as of May 31, 2004 to cover a reasonable estimate of its potential exposure with respect to the income tax liabilities that may result from such audit. Nonetheless, there can be no assurance that such reserves will be sufficient upon completion of the IRS audit, and if not, there could be a material adverse impact on the Company’s financial position and results of operations.

The Company had outstanding letters of credit of $6.4 million and $9.2 million at May 31, 2004 and August 31, 2003, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of sold subsidiaries.

Dividends have not been declared or paid during fiscal 2004 or 2003, and the Company currently does not plan to pay dividends. Cash flow from operations is expected to be retained for working capital needs, acquisitions, and to reduce outstanding debt. At May 31, 2004, the Company had approximately $221 million of availability under the Revolver. The Company believes that availability under the Revolver, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for at least the next twelve months.

The timing of payments due under the Company’s commitments is as follows:

Contractual Obligations (a)
Years Ended August 31, 2004	Long-term Debt Obligations	Operating Lease Obligations	Total
	(b)	(c )
2004	$1,976	$11,116	$13,092
2005	3,876	10,588	14,464
2006	134	8,626	8,760
2007	134	6,618	6,752
2008	—	7,768	7,768
Thereafter	206,676	29,645	236,321

Total	$212,796	$74,361	$287,157

(a)	The preceding table excludes the $18 - $19 million of payments due to APW or other third parties for Distribution related contingencies since the exact timing of these payments is not known. The Company estimates that such payments will be made prior to the end of fiscal 2007.
(b)	Interest on long-term debt is payable as follows:
•	Senior revolving facility; payable on interest-rate reset dates on individual borrowings
•	Commercial paper; payable on maturity dates of individual issuances
•	2% Convertible Notes; payable semi-annually on November 15th and May 15th
•	13% Notes; payable semi-annually on November 1st and May 1st
•	Euro denominated term loans; payable semi-annually on January 31st and July 31st
(c)	The Company’s purchase obligations generally relate to amounts due under contracts with third party service providers. These contracts are primarily for real estate leases, information technology services, including software and hardware support services and leases, and telecommunications services. Those purchase obligations, such as leases, that are not cancelable are included in the table. The Company routinely issues purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor, and as such, they are excluded from the contractual obligations table.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s postretirement medical benefit plans provide for a prescription drug benefit. All disclosed measures of the accumulated benefit obligation or net periodic benefit cost of the Company’s postretirement medical benefit plans currently do not reflect any amount associated with the subsidy because the Company has not yet concluded whether the benefits provided by the plan are actuarially equivalent to the Medicare Part D benefit under the Act. FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “FSP”) was issued on May 19, 2004 and is effective as of the first interim or annual period beginning after June 15, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation and also contains guidance on transition.

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

Currency Risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 51% and 53% of its revenues for the year ended August 31, 2003 and nine months ended May 31, 2004, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 78% and 82%, respectively, were denominated in euro, with the majority of the remainder denominated in various Asian and other European currencies. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

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

Interest Rate Risk - The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are indexed to the LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At May 31, 2004, the Company was party to two interest rate swap agreements. These swap contracts convert $29 million of fixed rate senior subordinated debt to a variable rate. At May 31, 2004, the aggregate fair value of these contracts were approximately $(1.1) million. A ten percent increase or decrease in the applicable interest rates on unhedged variable rate debt would result in a change in pre-tax interest expense of approximately $0.1 million on an annual basis.

Commodity Risk – The Company has exposure to changes in market prices for raw materials used in production. Fluctuations in the market prices for these commodities resulted in a reduction in gross profit of less than $1.0 million for the three and nine months ended May 31, 2004 and 2003. However, market prices of certain commodities such as steel, plastic resin, and copper have been rising, which could have a negative impact on the Company’s results. The Company attempts to pass along such commodity price increases to customers to avoid profit margin erosion.

Item 4 – Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are inapplicable and have been omitted.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

See “Index to Exhibits” on page 37, which is incorporated herein by reference.

(b)	Reports on Form 8-K

The following report on Form 8-K was filed during the third quarter of fiscal 2004:

Date of Report	Description
March 17, 2004	Announcement of the Company’s results for the second quarter of fiscal 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: July 9, 2004	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2004

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
10.1	Actuant Corporation Change in Control Agreement for Guus Boel dated April 30, 2004		X

10.2	Actuant Corporation Change in Control Agreement for Ed Staple dated April 30, 2004		X

10.3	Actuant Corporation Change in Control Agreement for George Bowman dated April 30, 2004		X

10.4	Actuant Corporation Change in Control Agreement for William S. Blackmore dated July 1, 2004		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X