Form 10-K
period 2004-08-31
ACTUANT CORP
filed 2004-10-29
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004

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

As of September 30, 2004, the aggregate market value of Common Stock held by non-affiliates was approximately $956.3 million and there were 23,801,281 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 7, 2005 are incorporated by reference into Part III hereof.

Actuant Corporation provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, truck, automotive, industrial production, and construction industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material or labor cost increases, foreign currency risk, interest rate risk, commodity risk, the impact of geopolitical activity on the economy, the length of economic downturns in the Company’s markets, the resolution of contingent liabilities related to the Company’s former Electronics segment and other litigation matters, the Company’s ability to access capital markets, and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time.

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

During fiscal 2004, the Company acquired Kwikee Products, Inc. (“Kwikee” or the “Kwikee Acquisition”) and Dresco B.V. (“Dresco” or the “Dresco Acquisition”). Kwikee is included in the Engineered Solutions segment and Dresco is included in the Tools & Supplies segment. During fiscal 2003, the Company acquired Heinrich Kopp AG (“Kopp” or the “Kopp Acquisition”) and Shanghai Sanxin Hydraulic Co., Ltd., both included in the Tools & Supplies segment. These acquisitions impact the comparability of operating results. For further information, see Note 2, “Acquisitions” in the Notes to Consolidated Financial Statements.

Description of Business Segments

Tools & Supplies.    The Tools & Supplies segment includes our Enerpac, Gardner Bender, Kopp, and Dresco businesses. These businesses share core competencies in product branding, distribution and channel management, global sourcing, and managing the logistics of stock keeping unit (“SKU”) intensive product lines.

The Tools & Supplies segment sells a wide array of branded, specialized electrical and industrial tools and supplies to hydraulic and electrical wholesale distributors, catalog houses and various retail distribution channels. The segment’s primary products include high-force hydraulic tools and electrical tools and components, which are sold directly to end-user markets including general industrial, residential, construction, and production automation, or to the end-user through retail home centers, retail marine or retail automotive aftermarket distribution channels. Tools & Supplies provides over 25,000 SKUs, most of which are designed and manufactured by us in the United States, Germany, or China. Major customers include Lowe’s, The Home Depot, Menards, Ace Hardware, TruServe, Praktiker (Metro Group), Hagebau/Zeus, Rewe, Praxis, Gamma, Applied Industrial Tools and W.W. Grainger. Tools & Supplies also sells to over 12,000 small accounts globally and over 3,000 wholesale electrical, marine and automotive aftermarket distributors.

We believe Enerpac is a leading global supplier of specialized high-force hydraulic systems and components for general industrial, construction and production automation markets. The following is a summary of each of Enerpac’s three major product lines:

Industrial Tools.    We believe Enerpac is a leading global supplier of high-force hydraulic industrial tools operating at very high pressures of approximately 5,000 pounds per square inch to 12,000 pounds per square inch. The industrial tool line consists of a broad range of products that are generally sold by industrial and specialty fluid power distributors to customers in the construction, mining, steel mill, cement, railway, oil and gas, and general maintenance industries. Enerpac also works closely with major global construction firms to supply products that are used in major infrastructure projects. Enerpac’s products allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. Enerpac maintains strong customer relationships with such leading distributors as W.W. Grainger, Applied Industrial Technologies, and MSC.

Workholding.    We also believe Enerpac is a leading supplier of hydraulic workholding components and systems. Workholding products hold parts in position in metal cutting machine tools during the machining process. The products are marketed through distributors to the automotive, machine tool and fixture design markets.

Customized Solutions.    Enerpac’s customized solutions consist of customized hydraulic products that are sold directly to OEM customers including Caterpillar and Parker-Hannifin. Enerpac’s product development staff works closely with OEM customers to develop hydraulic solutions for specific applications.

We believe Gardner Bender is a leading supplier of electrical tools and components to the North American retail home center, retail marine and retail automotive aftermarket, supplying approximately 9,000 SKUs through a variety of distribution channels. Gardner Bender maintains strong customer relationships with leading retailers such as Lowe’s, The Home Depot, Menards, TruServ, Ace Hardware, WalMart, Sears, O’Reilly Automotive and West Marine. Gardner Bender’s main product lines include the following:

•	Cable Ties, Staples, Fasteners and Wire Management

•	Wire Connectors, Solderless Terminals and Lugs

•	Conduit Bending and Conduit Fishing

•	Electrical Handtools

•	Electrical Testers and Meters

•	Electric Wire and Cable

•	Plugs, Sockets and Other Automotive Products

We believe Kopp and Dresco are leading suppliers of electrical components and other products to the German, Benelux and Austrian retail home center market. Supplying over 8,000 SKUs, our European Electrical business maintains strong customer relationships with leading retailers such as Praktiker (Metro Group), Hagebau/Zeus, Rewe, Hornbach, Baumax, Praxis, Gamma and Formido. Our main product lines include the following:

•	Wall Switches and Receptacles

•	Circuit Breakers

•	Multiple Socket Outlets and Surge Protectors

•	Cable Ties, Staples, Fasteners and Wire Management

•	Electric Wire and Cable

•	Bicycle Accessories

•	Plumbing Accessories

Engineered Solutions.    We believe that the Engineered Solutions segment is a leading global designer and manufacturer of customized position or motion control systems for OEMs in a variety of niche industrial markets. The segment works with its customers to provide customized solutions, with a major presence in the recreational vehicle (“RV”), heavy-duty truck, automotive, and medical markets. Products include RV slide-out, leveling and retractable step and cargo tray systems, hydraulic cab-tilt and latching systems for heavy-duty trucks, and electro-hydraulic automotive convertible top latching and actuation systems. We believe that the segment’s principal brands, Power-Packer, Power Gear, Kwikee, Milwaukee Cylinder and Nielsen Sessions, are recognized for their engineering quality, integrated custom design and geographic reach. Engineered Solutions’ customers include leading corporations such as Wilhelm Karmann GmbH, Fleetwood, Monaco, Winnebago, Volvo, Iveco, and CTS Dachsysteme. Engineered Solutions’ main brands or businesses are summarized below:

Power-Packer.    Under this brand, Engineered Solutions manufactures hydraulic and electro-hydraulic motion control systems for OEM applications in the truck, automotive, and medical markets. Products manufactured include hydraulic cab-tilt and latching systems and cab suspension systems for heavy-duty cab-over-engine trucks, electro-hydraulic automotive convertible top latching and actuation systems and self-contained hydraulic actuators for patient lifting and positioning applications within the medical market. The majority of sales of cab-tilt systems and convertible top actuation systems are generated in the European market, but North American convertible top actuation sales are expected to grow significantly in the near future. These systems are comprised of sensors, electronic controls, hydraulic cylinders, electric motors and a hydraulic pump. Our convertible top actuation systems are utilized on both retractable soft and hard top vehicles. Over the past three years we have been named as the supplier of the convertible top actuation system on a number of replacement and new automotive platforms. For example, Engineered Solutions was awarded the actuation system on European models such as the Renault Megane, Volkswagen Beetle, Audi A4, and Mercedes CLK and US models such as the Corvette, Chrysler PT Cruiser, Cadillac XLR, and Chevrolet SSR. Engineered Solutions also markets and produces a smaller, low-cost hydraulic cab-tilt system called the “Hy-Cab.” This system replaces existing component supply or torsion bars that have historically been used for cab-tilt applications on medium sized trucks. The segment’s patient positioning systems are incorporated into hospital beds, stretchers, examination chairs, surgery tables and transfer lifts. Power-Packer also designs, manufactures, and markets trailer landing gears, which generally consists of two adjustable legs used to support the front end of a semi-trailer in a level position when disconnected from the towing vehicle. Our hydraulic stabilizers quickly position and level off-highway equipment at remote sites.

Recreational Vehicle.    Engineered Solutions designs, manufactures and markets both electric and hydraulic powered slide-out systems, leveling systems and landing gears for the RV market under the Power Gear brand. Slide-out systems, which are typically comprised of sensors, electronic controls, and either hydraulic pumps and cylinders or electric motors, allow an RV owner to increase a room’s size by telescoping a section of the room’s wall outward. Leveling systems typically consist of hydraulic cylinders, a 12-volt DC hydraulic motor pump and an electronic control system and are capable of leveling motor homes to within three degrees of fully horizontal. Substantially all of our sales to RV OEM’s are generated in North America, although we have recently won our first supply contract for the European RV market. Engineered Solutions designs, manufacturers and markets retractable actuated steps, cargo slides, generator slides, electric powered slide-out systems and hydraulic leveling systems for the RV market under the Kwikee brand. Steps, which are comprised of 12-volt gear motors, along with fabricated steps, allow the RV owners to easily access the RV. Cargo slides, can be electrically actuated or manually actuated, allow the RV owners to easily access materials contained in the compartments underneath the RV. Kwikee also manufacturers retractable steps for the SUV and truck aftermarket under the Kodiak brand name.

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

International Business

Actuant is a global business. In fiscal 2004, we derived approximately 47% of our net sales from the United States, 45% from Europe, 6% from Asia, 1% from Canada, and 1% from South and Latin America. International sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other factors associated with foreign trade. We serve a global customer base and have implemented a global infrastructure for the manufacturing, sourcing, distribution and sales of our products. Our global scale and infrastructure enable us to meet the needs of our customers with global operations, which supports our strong relationships with many leading global customers.

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

Kopp and Dresco market products similar to Gardner Bender. Internal account managers serve all retail customers and sales and marketing employees provide significant marketing support, including promotional planning, sales programs, retail point-of-purchase materials and displays, effective product packaging, strong merchandising, and advertising programs. Similarly, internal employees sell to the distribution channel.

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

Product Development and Engineering

We have earned a reputation for design and engineering expertise and for the creation of highly engineered innovative products. We maintain engineering staff at several locations that design new products and make improvements to existing product lines. Research and development costs are expensed as incurred. Expenditures for research and development were $5.3 million, $4.3 million, and $3.1 million in fiscal 2004, 2003 and 2002, respectively. We have developed several proprietary technologies and hold over 500 patents, including pending applications, across the world.

Competition

We have numerous competitors in each of our markets, but we believe that we are well positioned to compete successfully. Although we face larger competitors in some markets, the majority of our competition in our niche markets is primarily composed of small, regional competitors who often lack the infrastructure and financial resources to support global customers. We believe that our global scale and infrastructure help to build and maintain strong relationships with major customers.

Patents and Trademarks

We own numerous United States and foreign patents and trademarks. No individual patent or trademark is believed to be of such importance that its termination would have a material adverse effect on our businesses.

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

Order Backlogs and Seasonality

We had an order backlog of approximately $90.9 million and $60.7 million at August 31, 2004 and 2003, respectively. Our order backlog has significantly increased as a result of growth in our automotive convertible top actuation systems business due to the introduction of new convertible models in Europe and North America as well as increased demand for certain existing models. Substantially all orders are expected to be completed prior to the end of fiscal 2005. As illustrated in the following table, our consolidated sales are not subject to significant seasonal fluctuations:

Sales Percentages by Fiscal Quarter

	2004	2003
Quarter 1	22.9%	25.3%
Quarter 2	24.2%	24.3%
Quarter 3	27.0%	25.1%
Quarter 4	25.9%	25.3%

	100.0%	100.0%

Employees

As of August 31, 2004, we employed approximately 3,600 people. Our employees are not subject to any collective bargaining agreements with the exception of approximately 60 Milwaukee Cylinder production employees and employees covered by government-mandated collective labor agreements in some international locations. We believe we enjoy good working relationships with our employees.

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

Environmental expenditures over the last three years have not been material, and we believe that the costs for known environmental matters are not likely to have a material adverse effect on our financial position, results of operations or cash flows. Nevertheless, more stringent environmental laws, unanticipated, burdensome remedy requirements, or discovery of previously unknown conditions could have a material adverse effect upon our financial condition and results of operations. Environmental remediation accruals of $1.9 million and $1.8 million were included in the Consolidated Balance Sheets at August 31, 2004 and 2003, respectively. For further information, see Note 15, “Contingencies and Litigation” in the Notes to Consolidated Financial Statements.

Other

For additional information regarding revenues, profits and losses, and total assets of each business segment, geographical financial information and information on customers, see Note 14, “Business Segment, Geographic and Customer Information” in the Notes to Consolidated Financial Statements.

Item 2.    Properties

We generally lease rather than own our operating facilities. The majority of our leases are short-term and renewable at our option.

Tools & Supplies

Tools & Supplies maintains 12 manufacturing facilities in the United States, Mexico, Europe and Asia and 22 distribution facilities and sales offices worldwide.

Facility	Square feet	Status
Manufacturing
Glendale, Wisconsin(1)	313,000	Leased
Kahl, Germany	306,000	Leased
Columbus, Wisconsin	130,000	Leased
Veenendaal, The Netherlands	97,000	Leased
Wijchen, The Netherlands	76,000	Leased
Shanghai, China	55,000	Leased
Kaplice, Czech Republic	54,000	Owned
Tecate, Mexico	54,000	Leased
Hildburghausen, Germany	50,000	Owned
San Diego, California	35,000	Leased
Alexandria, Minnesota	25,000	Leased
Messadine, Tunisia	22,000	Owned

Distribution and Sales
Wijchen, The Netherlands	194,000	Leased
Charlotte, North Carolina	68,000	Leased
Aigen, Austria	54,000	Owned
Sparks, Nevada	35,000	Leased
Cotati, California	19,000	Leased
Corsico (Milano), Italy	18,000	Owned
Mississauga, Ontario, Canada	18,000	Leased
Shihung-shi, South Korea(1)	17,000	Leased
Budapest, Hungary	16,000	Owned
Sydney, Australia	14,000	Leased
Madrid, Spain	13,000	Leased
Toda-shi, Japan(1)	10,000	Leased
Singapore	6,000	Leased
Renska Wies, Poland	3,000	Leased
Taipei, Taiwan	3,000	Leased
Dusseldorf, Germany	3,000	Leased
Massey, France(1)	3,000	Leased
Beijing, China	2,000	Leased
Guangzhou, China	2,000	Leased
Navi Mumbai, India	1,000	Owned
Dubai, United Arab Emirates	1,000	Leased
Osaka, Japan	1,000	Leased

(1)	Shared by both Tools & Supplies and Engineered Solutions segments.

Engineered Solutions

Engineered Solutions maintains 10 manufacturing facilities throughout North America, Europe and Asia and 4 distribution and sales facilities.

Facility	Square feet	Status
Manufacturing
Glendale, Wisconsin(1)	313,000	Leased
Oldenzaal, The Netherlands	124,000	Leased
Mishawaka, Indiana	123,000	Leased
Cottage Grove, Oregon	88,000	Leased
Akishar, Turkey	79,000	Owned
Cudahy, Wisconsin	73,000	Owned
Westfield, Wisconsin	40,000	Owned
Hartford, Connecticut	35,000	Owned
Wullenerfeld, Germany	13,000	Leased
Sao Paulo, Brazil	7,000	Leased

Distribution and Sales
Shihung-shi, South Korea(1)	17,000	Leased
Toda-shi, Japan(1)	10,000	Leased
Massy, France(1)	3,000	Leased
Torrijos, Toledo, Spain	2,000	Leased

(1)	Shared by both Tools & Supplies and Engineered Solutions segments.

Item 3.    Legal Proceedings

The Company is a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, environmental, labor and patent claims.

We self-insure a portion of our product liability by maintaining a per claim retention provision under our insurance program. We have recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and the amount of the loss can be reasonably estimated. In our opinion, the resolution of these contingencies is not likely to have a material adverse effect on our financial condition, results of operation or cash flows. For further information refer to Note 15, “Contingencies and Litigation” in the Notes to Consolidated Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The names, ages and positions of all of the executive officers of the Company as of August 31, 2004 are listed below.

Name	Age	Position
Robert C. Arzbaecher	44	President and Chief Executive Officer; Director
William S. Blackmore	48	Executive Vice President—Engineered Solutions
Gustav H.P. Boel	59	Executive Vice President—European Electrical; Director
George T. Bowman	45	Vice President—Enerpac
Mark E. Goldstein	48	Executive Vice President—Tools & Supplies
Brian K. Kobylinski	37	Vice President—Business Development
Andrew G. Lampereur	41	Executive Vice President and Chief Financial Officer
Edmund W. Staple	52	Vice President—Gardner Bender
Ronald P. Wieczorek	47	Vice President—Human Resources

Robert C. Arzbaecher, President and Chief Executive Officer and Chairman of the Board of Directors. Mr. Arzbaecher was named President and Chief Executive Officer of the Company on August 9, 2000. He served as Vice President and Chief Financial Officer of Actuant starting in 1994 and Senior Vice President in 1998. He served as Vice President, Finance of Tools & Supplies from 1993 to 1994. He joined Actuant in 1992 as Corporate Controller. From 1988 through 1991, Mr. Arzbaecher was employed by Grabill Aerospace Industries LTD, where he last held the position of Chief Financial Officer.

William S. Blackmore, Executive Vice President—Engineered Solutions. Mr. Blackmore was named leader of the Engineered Solutions business in fiscal year 2004. He joined the Company as leader of the Engineered Solutions-Americas business in fiscal year 2002. Prior to joining Actuant, he served as President of Integrated Systems—Americas at APW Ltd. from 2000 to 2001 and as President, Rexnord Gear and Coupling Products (“Rexnord”) from 1997 to 2000. Prior to 1997 Mr. Blackmore held various general management positions at Rexnord and Pillar Industries.

Gustav H.P. Boel, Executive Vice President—European Electrical and member of the Board of Directors. Mr. Boel has been associated with the Company for over 25 years. Following the spin-off of the Company’s Electronics segment in fiscal 2000, he left the Company as an employee but served as a member of the Board of Directors. During this time he was employed by APW Ltd., where he last held the position of Senior Vice President. In September 2002, he rejoined the Company as an employee and was named business leader of Kopp in addition to his Board responsibilities. Prior to the spin-off, he held various positions with Actuant, including President of the Industrial business segment, President of Engineered Solutions Europe and President of Enerpac.

George T. Bowman, Vice President—Enerpac. Mr. Bowman joined the Company as leader of the Enerpac business in fiscal year 2003. From 2002 to 2003, he served as President of The Torrington Company—Automotive Division, a subsidiary of Ingersoll-Rand. Prior to this, he spent eleven years with General Electric in a series of increasingly responsible roles, including General Manager of Switchgear.

Mark E. Goldstein, Executive Vice President—Tools & Supplies. Mr. Goldstein was appointed leader of the Tools and Supplies business segment in fiscal year 2003. He joined the Company in fiscal year 2001 as the leader of the Gardner Bender business. Prior to joining Actuant he held senior sales, marketing and operations management positions at The Stanley Works, most recently as President, Stanley Door Systems. Mr. Goldstein was employed by The Stanley Works for 22 years.

Brian K. Kobylinski, Vice President—Business Development. Mr. Kobylinski was appointed to his present position in fiscal year 2002. Prior to being promoted, he served as leader of the distribution and OEM channels of Gardner Bender, leader of Gardner Bender’s Del City operation, Gardner Bender’s Vice President of Marketing and Director of OEM sales. Mr. Kobylinski joined Actuant in 1992.

Andrew G. Lampereur, Executive Vice President and Chief Financial Officer. Mr. Lampereur joined Actuant in 1993 as Corporate Controller, a position he held until 1996 when he was appointed Vice President of Finance for Gardner Bender. In 1998, Mr. Lampereur was appointed Vice President, General Manager for Gardner Bender. He was appointed to his present position in August 2000. Prior to joining Actuant, Mr. Lampereur was the Corporate Controller of Fruehauf Trailer Corporation and held a number of financial management positions at Terex Corporation.

Edmund W. Staple, Vice President—Gardner Bender. Mr. Staple was appointed leader of the Gardner Bender business in fiscal year 2003. He joined Actuant in fiscal year 2002 as the Sales and Marketing Leader for Gardner Bender. Prior to joining Actuant, he spent ten years at Textron most recently as the Executive Vice President of Sales and Marketing for Textron Fastening Systems. Prior to Textron, he held various positions with Danaher Corporation, GE Plastics, and Goodyear Tire & Rubber Corporation.

Ronald P. Wieczorek, Vice President—Human Resources. Mr. Wieczorek was appointed leader of human resources in fiscal 2002. Prior to being promoted, he served as human resources leader of Engineered Solutions—Americas. Prior to joining Actuant in 1998, Mr. Wieczorek held various senior human resources positions, most recently with Watlow Gordon, Inc. where he served as a member of the general management leadership team.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol ATU. At September 30, 2004, the approximate number of record shareholders of common stock was 1,709. In October 2003, the Company completed a two-for-one stock split. The high and low sales prices of the common stock, which reflect the impact of the stock split, were as follows for the previous two fiscal years:

Fiscal Year	Period	High	Low
2004	June 1 to August 31	$40.15	$33.72
	March 1 to May 31	43.25	33.80
	December 1 to February 29	43.10	27.95
	September 1 to November 30	33.42	25.76

2003	June 1 to August 31	$26.82	$20.75
	March 1 to May 31	21.64	16.25
	December 1 to February 28	24.57	16.78
	September 1 to November 30	22.40	16.55

Dividends have not been declared or paid during fiscal 2004 or 2003, and the Company currently does not plan to pay dividends. Cash flow from operations is expected to be retained for working capital needs, acquisitions, and to reduce outstanding debt.

Item 6.    Selected Financial Data

The following selected historical financial data have been derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The information presented reflects all business units other than the Electronics Business, which was distributed to shareholders in a spin-off transaction on July 31, 2000. The results of all businesses acquired or divested during the time periods presented are included in the table from their acquisition date or up to their divestiture date. As a result, the selected financial data in the following table are not fully representative of the group of business units that comprise the Company as of August 31, 2004.

	Year Ended August 31,
	2004	2003	2002	2001	2000
	(in millions, except per share data)
Statement of Earnings Data(1):
Net sales	$726.9	$585.4	$463.0	$481.9	$681.4
Gross profit	231.2	190.0	159.0	168.9	242.2
Operating expenses(2)	138.7	114.9	85.4	90.7	145.0
Amortization of intangible assets	2.2	2.3	2.5	6.2	7.5
Operating profit	90.3	72.8	71.1	72.0	89.7
Earnings from continuing operations(3)	23.9	29.0	14.6	24.4	13.3
Diluted earnings per share from continuing operations	0.97	1.18	0.69	1.47	0.83
Cash dividends per share	—	—	—	—	0.12

Balance Sheet Data (at end of period)(1):
Total assets	$424.1	$358.7	$294.6	$342.7	$417.0
Total debt	193.9	169.8	192.6	327.3	432.5

(1)	The Company completed various acquisitions and divestitures that impact the comparability of the selected financial data presented in the table. The following table summarizes these acquisitions and significant divestitures, other than those impacting the Electronics Business, that were completed during the last five years:

	Segment	Date	Approximate Annual Sales(a)
			(in millions)
Acquisitions:
Dresco, B.V.	Tools & Supplies	December 2003	$34
Kwikee Products Company, Inc	Engineered Solutions	September 2003	25
Shanghai Sanxin Hydraulic Co, Ltd	Tools & Supplies	April 2003	2
Heinrich Kopp AG	Tools & Supplies	September 2002	90
Dewald Manufacturing, Inc	Engineered Solutions	March 2001	24

Divestitures:
Mox-Med	Engineered Solutions	August 2001	$18
Quick Mold Change (“QMC”)	Tools & Supplies	May 2001	6
Norelem	Tools & Supplies	August 2000	8
Barry Controls	Engineered Solutions	June 2000	122
Air Cargo Equipment	Engineered Solutions	May 2000	22
Samuel Groves	Engineered Solutions	October 1999	9

(a)	Represents approximate annual sales at the time of the completion of the transaction.

(2)	Operating expenses for fiscal 2000 include a $12.4 million pre-tax charge for investment banking, legal, accounting and other fees and expenses associated with the spin-off of the Electronics Business in fiscal 2000.

(3)	Earnings from continuing operations include pre-tax charges for the early extinguishment of debt of $36.7 million, $2.0 million, $16.4 million, and $24.6 million in fiscal years 2004, 2003, 2002, and 2000, respectively. Fiscal 2003 earnings from continuing operations include a pre-tax charge of $6.5 million for litigation associated with divested businesses. A pre-tax gain of $18.5 million on the sale of Mox-Med, the pre-tax loss on the divestiture of QMC of $0.7 million, and a pre-tax loss on the net present value of an idled lease of $1.5 million were included in earnings from continuing operations in the 2001 fiscal year. For fiscal 2000, earnings from continuing operations include the pre-tax loss on the sale of Norelem of $3.5 million.

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

Actuant’s long-term goal is to grow annual diluted earnings per share excluding unusual or non-recurring items (“EPS”) by 15% to 20%, including acquisitions. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rate of the gross domestic product. In addition to internal sales growth, we are focused on an acquisition strategy that identifies complementary businesses that can be acquired. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our EPS growth goal. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund both acquisitions and internal growth opportunities. Our application of this strategy has generated favorable results, including significant debt reduction and profitability growth over the past five years.

Results of Operations

Historical Financial Data

	Year Ended August 31,
	2004	2003	2002
	(in millions)
Statements of Earnings Data:
Net Sales	$726.8	$585.4	$462.9
Cost of Products Sold	495.6	395.4	303.9

Gross Profit	231.2	190.0	159.0
Gross Profit Margin	31.8%	32.5%	34.3%
Selling, Administration, and Engineering (“SAE”) Expenses	138.7	114.9	85.4
SAE as a Percentage of Net Sales	19.1%	19.6%	18.4%
Amortization of Intangible Assets	2.2	2.3	2.5

Operating Profit	90.3	72.8	71.1
Operating Profit Margin	12.4%	12.4%	15.4%
Financing Costs, net	13.6	21.4	32.7
Charge for Early Extinguishment of Debt	36.7	2.0	16.4
Litigation Charge Associated with Divested Businesses	—	6.5	—
Other Expense (Income), net	1.2	(2.2)	(0.9)

Earnings from Continuing Operations Before Income Tax Expense and Minority Interest	38.8	45.1	22.9

Other Financial Data:
Depreciation	14.4	12.8	9.9
Capital Expenditures	10.9	12.7	10.0

On September 3, 2002, the Company acquired 80% of the outstanding capital stock of Heinrich Kopp AG (“Kopp” or the “Kopp Acquisition”). The remaining 20% of the outstanding capital stock of Kopp was acquired in October 2003. The Company acquired certain assets and assumed certain liabilities of Kwikee Products Company, Inc. (“Kwikee” or the “Kwikee Acquisition”) on September 3, 2003 and on December 30, 2003 acquired 100% of the outstanding capital stock of Dresco B.V. (“Dresco” or the “Dresco Acquisition”). All of these transactions impact the comparability of the operating results for the fiscal years ended August 31, 2004, 2003, and 2002. See Note 2, “Acquisitions” in Notes to Consolidated Financial Statements for further information. Additionally, the weak US dollar favorably impacted comparisons of fiscal 2004 and 2003 results to prior years due to the translation of non-US dollar denominated subsidiary results.

Consolidated net sales increased by $141.5 million, or 24%, from $585.4 million for fiscal 2003 to $726.8 million for the 2004 fiscal year. Excluding acquisitions and the $34.4 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2004 consolidated net sales increased approximately 9%. Net sales at the reportable segment level for fiscal 2004 excluding acquisition and foreign currency impacts increased 1% for Tools & Supplies and 21% for Engineered Solutions as compared to fiscal 2003. Consolidated net sales increased by $122.4 million, or 26%, from $463.0 million for fiscal 2002 to $585.4 million for the 2003 fiscal year. Excluding the Kopp Acquisition and the $21.2 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2003 consolidated net sales remained relatively unchanged compared to fiscal 2002. Net sales at the reportable segment level for the 2003 fiscal year excluding acquisition and foreign currency impacts were relatively unchanged for both Tools & Supplies and Engineered Solutions, as well. Net sales at the operating segment level are discussed in further detail below.

Consolidated earnings from continuing operations before income taxes and minority interest for fiscal year 2004 was $38.8 million, compared with $45.1 million for the 2003 fiscal year and $22.9 million for fiscal year 2002. In addition to the impact of the Kopp, Kwikee, and Dresco Acquisitions, the comparability of consolidated earnings from continuing operations before income taxes and minority interest was impacted by the Company recording pre-tax charges for the early extinguishment of debt of $36.7 million, $2.0 million, and $16.4 million during the 2004, 2003, and 2002 fiscal years, respectively. Additionally, a pre-tax charge of $6.5 million was recorded during the 2003 fiscal year for litigation matters associated with businesses divested before the spin-off. The changes in earnings from continuing operations before income taxes and minority interest due to operating segment results and financing costs are discussed below.

Tools & Supplies Segment Results

	Year Ended August 31,
	2004	2003	2002
Net Sales	$416.1	$366.5	$259.5
Cost of Products Sold	257.4	227.7	150.9

Gross Profit	158.7	138.8	108.6
Gross Profit Margin	38.1%	37.9%	41.9%
Selling, Administrative and Engineering Expenses (“SAE”)	92.5	85.1	59.6
SAE as a Percentage of Net Sales	22.2%	23.2%	23.0%
Amortization of Intangible Assets	1.4	1.5	1.6

Operating Profit	64.8	52.2	47.4
Operating Profit Margin	15.6%	14.2%	18.3%
Other Expense (Income), net	0.1	(0.6)	0.5

Earnings From Continuing Operations Before Income Tax Expense and Minority Interest	$64.7	$52.8	$46.9

Fiscal 2004 compared to Fiscal 2003

Net sales in fiscal 2004 increased $49.6 million, or 14%, to $416.1 million from $366.5 million for fiscal 2003. This increase is primarily comprised of the impact of the Dresco Acquisition and the $22.2 million positive impact of currency translation rates. Excluding the Dresco Acquisition and currency rate changes, sales increased 1%. North American sales increased 3% driven by strong Enerpac sales due to improving economic conditions in the region, whereas European sales declined by 3% due to the positive impact in the first half of fiscal 2003 of Kopp’s electrical line fills at certain European home centers and fiscal 2003 Enerpac sales related to the Millau Viaduct project, which were not repeated in fiscal 2004.

Gross profit in fiscal 2004 increased by $19.9 million, or 14%, to $158.7 million from $138.8 million primarily due to higher sales. Excluding the $7.4 million impact of foreign currency rate changes on translated results, gross profit increased 9%. Gross profit margins increased slightly from 37.9% during fiscal 2003 to 38.1% for fiscal 2004 due to margin expansion at Enerpac and Kopp. Enerpac’s improvement reflects successful efforts in material cost reductions and other LEAD initiatives, while Kopp benefited from continuing efforts to reduce manufacturing capacity and overhead, implement lean manufacturing techniques, shortening cycle time and reducing overall inventory levels. These positive results were partially offset by the impact of Dresco’s comparatively lower profit margins. We expect Dresco’s gross profit margins to expand in fiscal 2005 as our LEAD initiatives are implemented.

SAE increased by $7.4 million, or 9%, from $85.1 million in fiscal 2003 to $92.5 million for the 2004 fiscal year. Excluding the $4.9 million impact of foreign currency rate changes on translated results, SAE increased 3%. This increase is mainly due to the impact of the Dresco Acquisition, which was partially offset by the benefits of ongoing cost reduction actions.

Other (income) expense decreased $0.7 million during the 2004 fiscal year due to foreign currency transaction gains realized in the prior year that have not been repeated in fiscal 2004.

Fiscal 2003 compared to Fiscal 2002

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

In fiscal 2003, Tools & Supplies gross profit increased $30.2 million, or 28%, to $138.8 million from $108.6 million in fiscal 2002. This increase is due to the Kopp Acquisition, the impact of currency exchange rates on translated results, and the material cost down initiatives. Gross profit margins in Tools & Supplies decreased in fiscal 2003 as compared to fiscal 2002 due to the lower gross profit margins realized by Kopp as compared to the rest of the Tools & Supplies segment. Excluding the impact of the Kopp acquisition, gross profit margins were essentially unchanged.

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

Engineered Solutions Segment Results

	Year Ended August 31,
	2004	2003	2002
Net Sales	$310.7	$218.9	$203.4
Cost of Products Sold	238.2	167.7	153.0

Gross Profit	72.5	51.2	50.4
Gross Profit Margin	23.4%	23.4%	24.8%
Selling, Administrative and Engineering Expenses (“SAE”)	33.1	22.8	20.8
SAE as a Percentage of Net Sales	10.7%	10.4%	10.2%
Amortization of Intangible Assets	0.8	0.8	0.8

Operating Profit	38.6	27.6	28.8
Operating Profit Margin	12.4%	12.6%	14.2%
Other Expense (Income), net	1.1	(0.2)	0.0

Earnings From Continuing Operations Before Income Tax Expense and Minority Interest	$37.5	$27.8	$28.8

Fiscal 2004 compared to Fiscal 2003

Net sales increased by $91.8 million, or 42%, from $218.9 million in fiscal 2003 to $310.7 million in fiscal 2004. Kwikee, which was acquired on September 3, 2003, comprised 27% of the increase. Currency translation rates positively impacted sales in fiscal 2004 by $12.2 million. Excluding the impact of the Kwikee Acquisition and foreign currency translation, sales during fiscal 2004 increased 21%. The largest sales growth driver was a 55% increase in automotive convertible top actuation sales due to the introduction of new convertible models in Europe and North America as well as increased demand for certain existing models. Recreational vehicle (“RV”) market sales increased 9% due to stronger demand from RV OEMs in the current year as compared to lower sales in the prior year driven by excess inventory levels at dealers in 2003. We expect RV market sales to be slightly lower in fiscal 2005 consistent with lower published industry forecasts. Sales to the truck market increased 15% year over year reflecting strong demand in Europe and increased US demand due to the Iraqi conflict.

Gross profit increased by $21.3 million, or 42%, from $51.2 million in fiscal 2003 to $72.5 million in fiscal 2004 primarily due to sales growth. Excluding the $2.7 million impact of foreign currency rate changes on translated results, gross profit increased 36%. Gross profit margins did not change in fiscal 2004, remaining at 23.4%. Automotive business gross profit margins in fiscal 2004 were lower than those experienced in fiscal 2003 due to inefficiencies and manufacturing variances resulting from the production start-ups of new convertible top platforms and the recent launch of production at our North America automotive plant. However, automotive business gross profit margins have improved sequentially in both the third and forth quarters of fiscal 2004, and this improvement is expected to continue into fiscal 2005 due to improving efficiencies. The overall automotive business decline was offset by gross profit margin expansion in the recreational vehicle business due to lower overhead and material cost reductions.

SAE increased by $10.3 million, or 45%, from $22.8 million in fiscal 2003 to $33.1 million for the 2004 fiscal year. Excluding the $1.4 million impact of foreign currency rate changes on translated results, SAE increased 39%. The increase is primarily due to the impact of the Kwikee Acquisition and increased spending to support automotive business growth.

Other (income) expense decreased $1.3 million from $(0.2) million during fiscal 2003 to $1.1 million for the 2004 fiscal year. This decrease is the result of an increase in foreign currency transaction losses and a one-time gain of $0.5 million recorded in the second quarter of fiscal 2003 related to the Company’s settlement of a patent infringement suit.

Fiscal 2003 compared to Fiscal 2002

Engineered Solutions net sales increased $15.4 million, or 8%, from $203.5 million in fiscal 2002 to $218.9 million in fiscal 2003. Excluding the impact of foreign currency rate changes on translated results, which had a positive impact of $12.5 million, sales increased $3.0 million, or 1%, as compared to fiscal 2002. This increase was caused by growth in demand in both the truck and convertible top actuation markets offset by decreased RV market sales due to excess inventory levels held at dealers and the loss of two customers in late fiscal 2002.

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

General Corporate Results

	Year Ended August 31,
	2004	2003	2002
Selling, Administrative and Engineering Expenses (“SAE”)	$13.0	$7.0	$5.0
Financing Costs, net	13.6	21.4	32.7
Charge for Early Extinguishment of Debt	36.7	2.0	16.4
Litigation Charge Associated with Divested Businesses	—	6.5	—
Other (Income) Expense, net	—	(1.4)	(1.3)

Loss From Continuing Operations Before Income Tax Expense and Minority Interest	$(63.3)	$(35.5)	$(52.8)

Fiscal 2004 compared to Fiscal 2003

General corporate SAE increased by $6.0 million, from $7.0 million in fiscal 2003, to $13.0 million in fiscal 2004. This increase resulted from a $1.6 million increase in incentive compensation provisions due to favorable current year results, a $1.0 million charge recorded during the fourth quarter of fiscal 2004 to reflect new information for a pre-existing environmental matter, and increased spending due to additional headcount and costs related to Sarbanes-Oxley Section 404 compliance, severance costs, increased staffing to support our growth initiatives, and increased spending on tax planning services and acquisition advice.

Although net debt levels increased during fiscal 2004 to fund acquisitions and pay premiums to retire the senior subordinated notes due 2009 (“13% Notes”), financing costs, net decreased by $7.8 million. This decline is the result of the gradual replacement, via open market and negotiated repurchases and the completion of the August 2004 tender offer, of the 13% Notes with lower interest rate debt, and lower market interest rates during fiscal 2004 as compared to fiscal 2003. See “Liquidity and Capital Resources” below for further information.

During fiscal 2004, the Company retired all of the $110.1 million of 13% Notes outstanding through open market and negotiated purchases of $49.4 million and $31.5 million during the first and third quarters, respectively; tenders and consent solicitation of $28.0 million during the fourth quarter; and the establishment of a defeasance trust for the remaining $1.2 million of 13% Notes outstanding during the fourth quarter. Pre-tax charges of $15.1 million, $9.9 million, and $9.4 million were recorded during the first, third, and fourth quarters of fiscal 2004 for these actions taken to retire 13% Notes. The total pre-tax charge of $34.4 million in fiscal 2004 was comprised of $30.1 million of premium payments made to bondholders, $3.0 million for the non-cash write-off of unamortized debt discount and capitalized debt issuance costs, $0.9 million for the non-cash write-off of fair value adjustments to the 13% Notes for fixed rate to variable rate interest rate swaps underlying the 13% Notes, and $0.4 million of legal and professional fees.

In February 2004, the Company entered into a $250 million five-year senior revolving credit facility (the “Revolver”). The Revolver replaced the senior secured credit agreement, which had a final maturity of June 2006. All borrowings outstanding under the senior secured credit agreement were repaid in February 2004 and the Company was released from any remaining obligations. The early extinguishment resulted in a non-cash, pre-tax charge of approximately $2.3 million in the second quarter of fiscal 2004, representing the non-cash write-off of remaining capitalized debt issuance costs.

During the first quarter of fiscal 2003, the Company retired $9.4 million of its 13% Notes acquired through a negotiated purchase. The Company recorded a pre-tax charge of $2.0 million related to the redemption of the 13% Notes. The pre-tax charge consisted of $1.7 million of bond redemption premium payments and a $0.3 milllion non-cash write-off of the associated debt discount and debt issuance costs.

In fiscal 2003, the Company recorded a pre-tax charge of $6.5 million to recognize the impact of adverse developments in two separate litigation matters associated with businesses divested prior to the spin-off of the Electronics Segment in July 2000, for which the Company retained indemnification risk. Both matters were resolved and funded during fiscal year 2003.

Other income of $1.4 million in fiscal 2003 was comprised of a one-time $1.0 million net foreign currency translation gain related to the liquidation of two foreign subsidiaries.

Fiscal 2003 compared to Fiscal 2002

General Corporate SAE expenses increased $2.0 million from $5.0 million in fiscal 2002 to $7.0 million in fiscal 2003. This increase was primarily due to increased corporate personnel to support the Company’s initiatives in addition to increased legal and professional fees over the comparable prior year period.

Fiscal 2003 financing costs, net decreased 35% to $21.4 million from $32.7 million in fiscal 2002. This reduction is primarily due to reduced debt levels, especially the 13% Notes and lower interest rates due to the Company’s deleveraging and the lower interest rate environment in fiscal 2003 as compared to fiscal 2002. See “Liquidity and Capital Resources” below for further information regarding the composition of our debt and deleveraging.

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

Income Tax Expense

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the federal statutory rate, state tax rates in the jurisdictions where we do business, and our ability to utilize various tax credits. The Company’s effective income tax rate on earnings from continuing operations in fiscal 2004 was 37.8%, compared to 35.3% in fiscal 2003. This increase is the result of foreign tax credit limitations due to higher debt extinguishment charges in fiscal 2004. The Company’s effective income tax rate on earnings from continuing operations for fiscal 2003 was 35.3%, compared to 36.2% for fiscal 2002. The decrease is primarily due to ceasing the amortization of goodwill in fiscal 2002, most of which was not deductible for income tax purposes, and lower overall effective tax rates in foreign jurisdictions. For more information regarding the variations in effective tax rates for the periods presented, see Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements.

Discontinued Operations

See Note 10, “Discontinued Operations” in the Notes to Consolidated Financial Statements for information regarding the results of our discontinued operations.

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

Restructuring Reserves

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs and resulted in a $16.7 million restructuring reserve being recorded in the Kopp preliminary purchase price allocation. During fiscal 2003 and 2004, the Company revised its estimate of the total cost of restructuring Kopp, due to higher attrition rates and lower than anticipated severance costs. These adjustments resulted in restructuring reserve reductions of $5.0 million and $3.3 million during fiscal 2003 and 2004, respectively, which were recorded as a reduction in the recorded value of the acquired long-lived assets as required by generally accepted accounting principles (“GAAP”). Of the reserves recorded, $2.6 million relates to the closure of Kopp’s manufacturing facility in Ingolstadt, Germany, with the balance primarily representing other employee severance costs to be incurred in connection with the transfer of certain production out of Germany to lower cost locations and general reductions in the workforce. As of August 31, 2004, the Ingolstadt, Germany facility had been closed, three German warehouses leased from third parties have been vacated, and German employment has been reduced by over 200 employees, or 30%. The remaining $2.8 million of accrued severance costs at August 31, 2004 will be paid to former employees over the next two years as dictated by contractual arrangements with those employees.

A rollforward of the restructuring reserve follows (in thousands):

	August 31, 2003 Balance	Reserve Adjustment	Cash Payments	Currency Impact	August 31, 2004 Balance
Severance	$8,407	$(3,006)	$(3,499)	$913	$2,815
Exit costs	389	(282)	(139)	32	—

Total reserve	$8,796	$(3,288)	$(3,638)	$945	$2,815

Critical Accounting Policies

The Company prepares its consolidated financial statements in conformity with U.S. GAAP. This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s results of operations, financial position and cash flows.

Inventories:    Inventories are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 35% and 47% of total inventories at August 31, 2004 and 2003, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the Consolidated Balance Sheet by approximately $5.2 million and $5.6 million at August 31, 2004 and 2003, respectively. Each of the Company’s business units perform an analysis of the historical sales usage of the individual inventory items on hand and a reserve is recorded to adjust inventory cost to market value. The inventory valuation assumptions used are based on historical experience. The Company believes that such estimates are made with consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.

Goodwill and Long-Lived Assets:    The Company’s goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) based on prevailing marketplace valuations. The Company has determined that this approach to measuring fair value is the most appropriate. The estimated fair value is then compared with the carrying amount of the reporting unit, including goodwill. Independent appraisers are retained to perform additional fair value calculations in situations where our fair value calculations approximate the carrying value of the reporting unit. During fiscal 2002, the Company recorded a $7.2 goodwill impairment loss as a result of these policies. See Note 5, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements for further discussion. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at August 31, 2004, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Indefinite lived intangible assets are subject to annual impairment testing, as well. On an annual basis, the fair value of the indefinite lived assets are estimated by the Company and compared to the carrying value to determine if an impairment charge is required.

Effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While the Company believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

Employee Benefit Plans:    The Company provides a range of benefits to certain of its employees and retired employees, including pensions and postretirement health care. Plan assets and obligations are recorded based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, and health care cost trend rates as of that date. The discount rate used by the Company is based on the interest rate of noncallable high-quality corporate bonds, with appropriate consideration of local market factors for foreign benefit plans and the Company’s benefit plans’ participants’ demographics and benefit payment terms. At August 31, 2004 and 2003, the Company’s weighted-average discount rate on domestic benefit plans was 6.25% and 6.75%, respectively. A change in the discount rate by 25 basis points would impact the Company’s domestic benefit plan expense in fiscal year 2005 by less than $0.1 million. At August 31, 2004 and 2003, the Company’s weighted-average discount rate on foreign benefit plans was 5.64% to 5.51%, respectively. Foreign benefit plans are principally held by European subsidiaries. A change in the discount rate by 25 basis points would impact the Company’s foreign benefit plan expense in fiscal year 2005 by less than $0.1 million. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations; inflation assumptions and the impact of the active management of the plans’ invested assets. Domestic benefit plan assets consist primarily of participating units in common stock and bond funds. The Company assumed its expected return on domestic benefit plan assets to be 8.50% at both August 31, 2004 and 2003. A 25 basis point change in this assumption would impact fiscal 2005 domestic benefit plan expense by less than $0.1 million. Due to the insignificance of the foreign benefit plan assets, the expected return on plan assets does not materially impact the Company’s results of operations. See Note 8, “Employee Benefit Plans” for further discussion.

The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.

Income Taxes:    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense recognized by the Company also reflects its best estimates and assumptions regarding, among other things, the level of future taxable income and effect of the Company’s various tax planning strategies. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income, and future tax planning strategies could affect the actual effective tax rate and tax balances recorded by the Company.

Use of Estimates:    The Company has recorded reserves or allowances for customer returns and discounts, doubtful accounts, incurred but not reported medical claims, warranty claims, workers compensation claims, product and non-product litigation, and incentive compensation. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate methods. Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital Resources

Cash and cash equivalents totaled $6.0 million and $4.6 million at August 31, 2004 and 2003, respectively. Our goal is to maintain low cash balances, utilizing any excess cash to pay down debt in an effort to minimize financing costs.

The Company reported cash provided from operating activities of continuing operations of $48.0 million, $49.4 million and $18.9 million in fiscal 2004, 2003 and 2002, respectively. These cash flows include the impact of premiums paid to bondholders for 13% Note repurchases, net of the related tax benefit, of $19.7 million, $1.0 million and $5.7 million in fiscal 2004, 2003, and 2002, respectively. Fiscal 2004 cash provided from operating activities, after considering the impact of the premiums paid to bondholders, increased as compared to fiscal 2003 due to improved profitability resulting from the Kwikee and Dresco acquisitions and core business growth, reduced cash payments for interest of approximately $4.5 million, and active management of our primary working capital. Fiscal 2003 cash provided from operations increased as compared to fiscal 2002 due to improved profitability resulting from the Kopp acquisition and core business growth and $14.5 million of reduced cash payments for interest. In addition, fiscal 2002 included approximately $7.0 million of spending for income tax and transaction costs related to the August 2001 sale of Mox-Med.

Cash used in investing activities was $61.4 million, $20.7 million, and $4.8 million in fiscal 2004, 2003 and 2002, respectively. During fiscal 2004, $31.9 million of cash was used for the acquisition of Dresco, $28.2 million for the acquisition of Kwikee, and $5.0 million to fund the purchase of the Kopp minority interest and pay the Kopp deferred purchase price. Net cash proceeds of $14.6 million were received from the sale-leaseback of a German facility in December 2003. During fiscal 2003, $8.7 million was used to fund the Kopp Acquisition. Fiscal 2002 cash flows consisted of the payment of the deferred purchase price related to the Dewald acquisition, partially offset by $3.2 million of proceeds from the sale of fixed assets and $2.9 million of recoveries under an insurance settlement. Capital expenditures were fairly constant over the three-year period, approximating $10.9 million, $12.7 million, and $10.0 million in fiscal 2004, 2003, and 2002, respectively.

Net cash provided by financing activities totaled $14.6 million in fiscal 2004. In November 2003, the Company sold an aggregate principal amount of $150.0 million of convertible senior subordinated debentures due 2023 (“2% Convertible Notes”), which generated net proceeds of $145.0 million. The Company redeemed all $110.1 million of its 13% Notes through open market and negotiated purchases, a tender, and a defeasance of approximately $1.2 million and replaced its senior secured credit agreement with a $250 million senior revolving credit facility (the “Revolver”). Approximately $30.0 million of Revolver borrowings were used to pay down the remaining balance on the senior secured facility. Cash used in financing activities was $27.3 million and $37.7 million fiscal 2003 and 2002, respectively, the majority of which represented debt repayments. Fiscal 2003 cash flows from financing activities primarily consisted of $9.4 million used to redeem a portion of the 13% Notes, $21.1 million used for net repayments on all other debt, offset by $1.5 million of proceeds from the early termination of an interest rate swap. In fiscal 2002 cash flows from financing activities primarily reflect the $99.7 million of proceeds from an equity offering, offset by debt repayments on both the 13% Notes and the senior secured credit agreement.

Debt

In February 2004, the Company entered into the Revolver. All outstanding borrowings under the Revolver can be repaid at any time without premium or penalty. The Revolver is not secured by the Company’s assets, but provides for guaranties and stock pledges by certain of the Company’s significant subsidiaries. At August 31, 2004, outstanding Revolver borrowings were at an interest rate of 2.94%, which represents 30 day LIBOR plus a 1.38% spread. A non-use fee is payable quarterly on the average unused credit line under the Revolver. At August 31, 2004, the annual non-use fee was 0.30%. Borrowings and non-use fees under the Revolver are subject to a pricing grid, which can result in further increases or decreases in the borrowing spread and non-use fees depending on the Company’s leverage ratio. As a result of the reduction in the Company’s leverage ratio for the twelve months ended August 31, 2004, the spread for the fiscal 2005 first quarter will be reduced from 1.38% to 1.25% for new borrowings and 0.30% to 0.25% for the non-use fee. The unused and available credit line under the Revolver at August 31, 2004 was approximately $210 million.

The Revolver contains customary limits and restrictions concerning investments, sales of assets, liens on assets, acquisitions, dividends, and other restricted payments. In addition, the Company must comply with two separate financial ratio covenants on a quarterly basis: the Leverage Ratio and the Fixed Charge Coverage Ratio.

The Leverage Ratio measures indebtedness (as defined by the Revolver) as a multiple of earnings before interest, taxes, depreciation, and amortization (as defined by the Revolver). The maximum Leverage Ratio allowed by the Revolver is 3.50. For the twelve months ended August 31, 2004, the Company’s Leverage Ratio was 2.04, including the impact of accounts receivable sold under the accounts receivable securitization program. The Fixed Charge Coverage Ratio measures earnings before interest, taxes, depreciation, and amortization adjusted for capital expenditures and lease payments (as defined by the Revolver) as a multiple of interest expense (as defined by the Revolver). The minimum Fixed Charge Coverage Ratio allowed by the Revolver is 1.75. For the twelve months ended August 31, 2004, the Company’s Fixed Charge Coverage Ratio was 2.88.

During March 2004, the Company initiated a commercial paper program with two financial institutions that provided for an aggregate maximum borrowing capacity of $50 million. The aggregate borrowing capacity with the two banks was increased to $65 million in August 2004, however, total commercial paper outstanding cannot exceed $50 million. At August 31, 2004, there was $23.8 million of commercial paper outstanding, all of which had original maturity terms of 70 days or less and were at an average interest rate of 1.90%, including issuance fees. The Revolver acts as a liquidity backstop for outstanding commercial paper, meaning the combined outstanding balance of the Revolver and Commercial Paper cannot exceed $250 million.

The Revolver replaces the senior secured credit agreement, which had a final maturity of June 2006. All borrowings outstanding under the senior secured credit agreement were repaid in February 2004 with proceeds from the Revolver and the Company was released from any remaining obligations. The early extinguishment resulted in a non-cash, pre-tax charge of approximately $2.3 million in the second quarter of fiscal 2004, representing the non-cash write-off of remaining capitalized debt issuance costs.

In November 2003, the Company sold $150.0 million aggregate principal amount of 2% Convertible Notes due November 15, 2023. The 2% Convertible Notes bear interest at a rate of 2.00% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price of the 2% Convertible Notes equals or exceeds 120% of their underlying principal amount over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable six-month interest periods. The Company has the right to repurchase for cash all or part of the 2% Convertible Notes on or after November 20, 2010. The holders have the right to require the Company to purchase all or a portion of the 2% Convertible Notes on November 15, 2010, November 15, 2013 and November 15, 2018 or upon certain corporate events. The purchase price for these repurchases shall equal 100% of the principal amount plus accrued and unpaid interest.

The 2% Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 25.0563 shares per $1,000 of principal amount, which equals a conversion price of approximately $39.91 per share (subject to adjustment) only under the following conditions: (i) during any fiscal quarter commencing after November 30, 2003, if the closing sale price of the Company’s common stock exceeds $47.89 (120% of the conversion price of $39.91) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter, (ii) during any period in which the Company’s senior subordinated debt credit rating falls below certain thresholds, (iii) if a 2% Convertible Note has been called for redemption and has not yet been redeemed, the holder may convert prior to the close of business on the last business day prior to the redemption date, or (iv) if specified corporate transactions occur. As allowed by current GAAP, the potential conversion of the 2% Convertible Notes into shares of the Company’s common stock has not been included the diluted earnings per share calculations since the conditions under which the 2% Convertible Notes can be converted into common stock have not been satisfied. See “New Accounting Pronouncements” for further discussion of expected changes to GAAP that will require companies to include the potential conversion of 2% Convertible Notes into common stock in the diluted earnings per share calculations even if conditions under which conversion is allowed have not yet been met.

Net proceeds from the issuance of the 2% Convertible Notes were $145.0 million. The Company used $63.9 million of the net proceeds to fund the repurchase of $49.4 million of 13% Notes through open market and negotiated purchases during the first quarter of fiscal 2004, including premium payments and accrued interest. In addition, the net proceeds were used to repay $28.2 million of borrowings under the senior secured credit agreement related to the acquisition of Kwikee, and $3.4 million for the remaining 20% interest in Kopp, as well as $1.6 million for the Kopp deferred purchase price. The Company also made optional repayments on the term loan under the senior secured credit agreement and the Euro-denominated term loans totaling $17.3 million. The remaining net proceeds were used to fund the $31.9 million net cash purchase price of the Dresco acquisition.

Actuant’s 13% Notes were issued at a price of 98.675% on July 31, 2000 and had a May 1, 2009 maturity date. There were no required principal payments on the Notes and the Company had the right to redeem all or a portion of the 13% Notes at certain specified redemption prices on or after May 1, 2007. During fiscal 2004, the Company effectively retired all of their $110.1 million of 13% Notes outstanding through open market and negotiated purchases of $49.4 million and $31.5 million during the first and third quarters, respectively; a cash tender and consent solicitation for $28.0 million of 13% Notes outstanding during the fourth quarter; and the establishment of an irrevocable defeasance trust for the remaining $1.2 million of 13% Notes outstanding during the fourth quarter. The defeasance of the 13% Notes is anticipated to occur on November 26, 2004. Pre-tax charges of $15.1 million, $9.9 million, and $9.4 million were recorded during the first, third, and fourth quarters of fiscal 2004 for these actions taken to retire 13% Notes. The total pre-tax charge of $34.4 million in fiscal 2004 was comprised of $30.1 million of premium payments made to bondholders, $3.0 million for the non-cash write-off of unamortized debt discount and capitalized debt issuance costs, $0.9 million for the non-cash write-off of fair value adjustments to the 13% Notes for fixed rate to variable rate interest rate swaps underlying the 13% Notes, and $0.4 million of legal and professional fees. See Note 1, “Summary of Significant Accounting Policies” for further information related to the interest rate swaps.

Effective November 2000, a wholly-owned subsidiary of the Company entered into a Euro denominated unsecured $13.1 million term loan, which accrues interest at EURIBOR plus 1.10%, or approximately 3.18% at August 31, 2004. Total borrowings outstanding were $3.7 million and $6.6 million at August 31, 2004 and 2003, respectively. Two remaining principal payments of $1.85 million each are due in January 2005 and July 2005.

In connection with the Kopp Acquisition in September 2002, the Company assumed three Euro denominated term loans with outstanding borrowings totaling $5.5 million. One of these loans was extinguished during the first quarter of fiscal 2004 with a $3.7 million prepayment. The two remaining term loans have a total outstanding balance of $0.4 million at August 31, 2004.

Debt outstanding at August 31, 2004 totaled $193.9 million, a $24.1 million increase from the $169.8 million at August 31, 2003. The net increase was attributable to $65.1 million of cash paid for acquisitions, $30.1 million in premiums paid to repurchase 13% Notes, and $6.4 million of debt issuance costs on the 2% Convertible Notes and the Revolver. These increases were partially offset by strong cash flow from operations and $14.6 million of proceeds from the sale-leaseback of a German facility.

The Company has made considerable effort to reduce its financing costs since fiscal 2001. Financing costs, net were $13.6 million in fiscal 2004, compared with $49.2 million in fiscal 2001. A major part of this was the replacement of the 13% Notes with less expensive forms of debt, such as 2% Convertible Notes and Revolver borrowings. A total of $200 million of 13% Notes were outstanding August 31, 2001. During fiscal 2002, the Company redeemed $70 million of the 13% Notes with the proceeds from our February 2002 equity offering, and retired an additional $19.8 million of the 13% Notes via open-market and negotiated repurchases. A repurchase totaling $9.4 million of 13% Notes was completed during fiscal 2003. During fiscal 2004, the Company effectively retired all of their remaining 13% Notes outstanding through open market and negotiated purchases of $49.4 million and $31.5 million during the first and third quarters, respectively; a cash tender and consent solicitation for $28.0 million of 13% Notes outstanding during the fourth quarter; and the establishment of a defeasance trust for the remaining $1.2 million of 13% Notes outstanding during the fourth quarter.

See the “Timing of Commitments” table below for the maturities schedule of long-term debt outstanding at August 31, 2004.

At August 31, 2004 the Company was not party to any interest rate swaps. See Note 1, “Summary of Significant Accounting Policies,” and Note 6, “Debt” in the Notes to Consolidated Financial Statements for more information.

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

The Company is contingently liable for certain lease agreements held by businesses included in its former Electronics segment, which was distributed to shareholders in fiscal 2000 (the “Distribution”). Some of these businesses were subsequently sold to third parties. If any of these busineses do not fulfill their obligations under the leases, the Company could be liable for such leases. The discounted present value of future minimum lease payments for such leases total approximately $15.0 million at August 31, 2004. The future undiscounted minimum lease payments for these leases are as follows: $1.3 million in the balance of calendar 2004; $3.1 million in calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; and $9.1 million thereafter.

As more fully discussed in Note 3, “Accounts Receivable Financing” in the Notes to Consolidated Financial Statements, the Company is party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $24.6 million and $23.9 million at August 31, 2004 and 2003, respectively. If the Company were to discontinue this securitization program, at August 31, 2004 it would have been required to borrow approximately $24.6 million to finance the working capital increase. Total capacity under the program is approximately $35 million.

Pursuant to an agreement with a former subsidiary of the Company regarding Distribution related contingencies, we will be required to reimburse approximately $17 million to that subsidiary sometime before the end of fiscal 2007, the timing of which is currently being negotiated. This reimbursement will be funded by borrowings under the Revolver and funds generated from operations, and is accrued in other long-term liabilities in the Consolidated Balance Sheet.

In August 2004 the Company recorded income of $10.9 million, or $0.44 per diluted share, in “Discontinued Operations, net of Income Taxes” to reflect the release of a reserve for tax and other obligations related to the Distribution, based on its evaluation that no amounts will be due as a result of the former subsidiary rejecting such agreements. Cash outflows totaling approximately $2.8 million will be required in fiscal 2005 and 2006 to fund the Kopp restructuring cash flow requirements. See Note 2, “Acquisitions,” in the accompanying Consolidated Financial Statements for further information.

The Company had outstanding letters of credit of $6.1 million and $9.2 million at August 31, 2004 and 2003, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested businesses.

Dividends have not been declared or paid during fiscal 2004, 2003 or 2002, and the Company currently does not plan to pay dividends. Cash flow from operations is expected to be retained for working capital needs, acquisitions, and to reduce outstanding debt. At August 31, 2004, the Company had approximately $210 million of availability under the Revolver. The Company believes that availability under the Revolver, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for at least the next twelve months.

Timing of Commitments

The timing of payments due under the Company’s commitments is as follows:

Contractual Obligations(a)

Years Ended August 31,	Long-term Debt Obligations (b)	Operating Lease Obligations (c)	Letters of Credit	Total
Amounts in 000’s
2005	$3,863	$13,260	$3,636	$20,759
2006	134	11,222	2,441	13,797
2007	134	8,847	—	8,981
2008	—	7,847	—	7,847
2009	38,800	6,713	—	45,513
Thereafter	150,000	26,968	—	176,968

Total	$192,931	$74,857	$6,077	$273,865

(a)	The preceding table excludes the approximate $17 million payment due to a former subsidiary of the Company for Distribution related contingencies since the exact timing of these payments is not known. The Company estimates that this payment will be made sometime prior to the end of fiscal 2007, the timing of which is currently being negotiated.

The above table also excludes the additional payments due related to the Kwikee and Dresco acquisitions, as the exact amount or timing of payments is not known. The Kwikee purchase agreement allows for additional payments to the sellers aggregating no more than $1.0 million, of which $0.5 million has been prepaid at August 31, 2004, contingent on the Company achieving targeted earnings before interest, income taxes, depreciation, and amortization in the fiscal years ended August 31, 2004 through 2008. The Dresco purchase agreement allows for additional payments to the sellers aggregating no less than $2.1 million and no more than $12.2 million, contingent on the Company achieving targeted net sales in the calendar years ended December 31, 2004 through 2006.

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

During the second quarter of fiscal 2004, the Company entered into a sale-leaseback of a German facility which has future operating lease payment obligations totaling $25.9 million over the next 16 years and assumed a total of $11.3 million of future operating lease payment obligations in the Kwikee and Dresco Acquisitions.

Seasonality and Working Capital

We have met our working capital needs and capital expenditure requirements through a combination of operating cash flow and availability under revolving credit facilities. Although there are modest seasonal factors within certain of our businesses, on a consolidated basis, we do not experience material changes in seasonal working capital or capital resource requirements.

Our receivables are derived from a diverse customer base in a number of industries. The largest single customer generated approximately 7.1% of fiscal 2004 net sales.

Capital Expenditures

The majority of our manufacturing operations consist of the assembly of components that are sourced from a variety of vendors. We believe that our capital expenditure requirements are not as extensive as many other industrial companies given the assembly nature of our operations. Capital expenditures for the fiscal years ended August 31, 2004, 2003, and 2002 were $10.9 million, $12.7 million, and $10.0 million, respectively.

Capital expenditures have historically been funded by operating cash flows and borrowings under revolving credit facilities. For the past three fiscal years, capital expenditures were invested primarily in machinery and equipment and computer systems. There are no significant capital programs planned in the near future that would require expenditures in excess of fiscal 2002 through 2004 levels.

Raw Material Costs and Inflation

We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. Fluctuations in the market prices for these commodities resulted in a reduction in gross profit by approximately $2.0 million for fiscal 2004 and less than $1.0 million for fiscal 2003 and 2002. However, market prices of certain commodities such as steel, plastic resin, and copper have been rising, which could have a negative impact on the Company’s results. The Company estimates that increases in commodity prices will have an incremental negative impact on gross profit of approximately $2 – $3 million in fiscal 2005, as compared to fiscal 2004. The Company attempts to pass along such commodity price increases to customers to avoid profit margin erosion. The Company has not entered into any derivative contracts to hedge its exposure to commodity risk in fiscal years 2004, 2003, or 2002.

No meaningful measures of inflation are available because we have significant operations in countries with diverse rates of inflation and currency rate movements. However, we believe that the overall rate of inflation in recent years has been relatively low and has not had a significant effect on our results of operations.

New Accounting Pronouncements

The Emerging Issues Task Force (EITF) has proposed EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which will require the inclusion of the potential conversion of the Company’s 2% Convertible Notes into common stock in the diluted earnings per share calculation even if the conditions that must be satisfied to allow conversion have not been met. EITF 04-8 has not yet been ratified as of the date of this filing, however it is expected to be effective for reporting periods ending after December 15, 2004. The Company expects to adopt EITF No. 04-8 during the first quarter of fiscal 2005 and its adoption will have the following effect on fiscal 2004 results:

•	Diluted earnings per share from continuing operations will be reduced from $0.97 to $0.92

•	Diluted earnings per share from discontinued operations, net of taxes, will be reduced from $0.44 to $0.39

•	Diluted net earnings per share will be reduced from $1.41 to $1.31

EITF No. 04-8 will not impact the 2003 or 2002 fiscal year results because the Company issued the 2% Convertible Notes in November 2003. See Notes to Consolidated Financial Statements for further details.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 52, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. FIN No. 46 is effective for variable interest entities created after January 31, 2003. The adoption did not have any effect on the Company’s consolidated financial statements.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s postretirement medical benefit plans provide for a prescription drug benefit. The disclosed measures of the accumulated benefit obligation or net periodic benefit cost of the Company’s postretirement medical benefit plans assume that the Company will receive the subsidy because the Company has concluded the benefits provided by the plan are actuarially equivalent to the Medicare Part D benefit under the Act. FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “FSP”) was issued on May 19, 2004 and is effective as of the first interim or annual period beginning after June 15, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation and also contains guidance on transition. The subsidy provided under the Act will reduce the Company’s net periodic benefit cost by less than $0.1 million annually.

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

A discussion of the Company’s accounting policies for derivative financial instruments is included within Note 1, “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements.

Currency Risk—The Company has exposure to foreign currency exchange fluctuations. Approximately 53%, 51%, and 33% of its revenues for the years ended August 31, 2004, 2003 and 2002, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 82%, 78%, and 68%, respectively, were denominated in euro, with the majority of the remainder denominated in various Asian and other European currencies. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

The Company’s identifiable foreign currency exchange exposure results primarily from the anticipated purchase of product from affiliates and third party suppliers and from the repayment of intercompany loans between subsidiaries denominated in foreign currencies. The Company periodically identifies areas where it does not have naturally occurring offsetting positions and then may purchase hedging instruments to protect against anticipated exposures. There are no material hedging instruments in place as of the date of this filing. The Company’s financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.

Interest Rate Risk—The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are indexed to the LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At August 31, 2004, the Company was not party to any interest rate swap agreements. A ten percent increase or decrease in the applicable interest rates on unhedged variable rate debt would result in a change in pre-tax interest expense of approximately $0.1 million on an annual basis.

Commodity Risk—The Company has exposure to changes in market prices for raw materials used in production. Fluctuations in the market prices for these commodities resulted in a reduction in gross profit by approximately $2.0 million for fiscal 2004 and less than $1.0 million for fiscal 2003 and 2002. However, market prices of certain commodities such as steel, plastic resin, and copper have been rising, which could have a negative impact on the Company’s results. The Company estimates that increases in commodity prices will have an incremental negative impact on gross profit of approximately $2 – $3 million in fiscal 2005, as compared to fiscal 2004. The Company attempts to pass along such commodity price increases to customers to avoid profit margin erosion. The Company has not entered into any derivative contracts to hedge its exposure to commodity risk in fiscal years 2004, 2003, or 2002.

Item 8.    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Actuant Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Actuant Corporation and its subsidiaries at August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective September 1, 2001.

PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin

October 26, 2004

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Year Ended August 31,
	2004	2003	2002
Net sales	$726,851	$585,393	$462,950
Cost of products sold	495,609	395,409	303,919

Gross profit	231,242	189,984	159,031
Selling, administrative and engineering expenses	138,682	114,928	85,446
Amortization of intangible assets	2,221	2,271	2,453

Operating profit	90,339	72,785	71,132
Other expense (income):
Financing costs, net	13,559	21,430	32,723
Charge for early extinguishment of debt	36,735	1,974	16,358
Litigation charge associated with divested businesses	—	6,502	—
Other expense (income), net	1,220	(2,238)	(859)

Earnings from continuing operations before income tax expense and minority interest	38,825	45,117	22,910
Income tax expense	14,676	15,924	8,291
Minority interest, net of income taxes	259	227	—

Earnings from continuing operations	23,890	28,966	14,619
Discontinued operations, net of income taxes	10,933	—	(10,000)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(7,200)

Net earnings (loss)	$34,823	$28,966	$(2,581)

Basic earnings (loss) per share:
Earnings from continuing operations	$1.01	$1.24	$0.73
Discontinued operations, net of income taxes	0.46	—	(0.50)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.36)

Total	$1.47	$1.24	$(0.13)

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.97	$1.18	$0.69
Discontinued operations, net of income taxes	0.44	—	(0.47)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.34)

Total	$1.41	$1.18	$(0.12)

Weighted average common shares outstanding:
Basic	23,660	23,350	19,986

Diluted	24,677	24,464	21,166

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	August 31,
	2004	2003
A S S E T S
Current Assets
Cash and cash equivalents	$6,033	$4,593
Accounts receivable	90,433	81,825
Inventories, net	87,074	67,640
Deferred income taxes	11,126	14,727
Prepaid expenses	7,648	3,977

Total Current Assets	202,314	172,762
Property, Plant and Equipment
Land, buildings, and improvements	20,484	32,207
Machinery and equipment	128,027	118,294

Gross property, plant and equipment	148,511	150,501
Less: Accumulated depreciation	(100,538)	(91,304)

Property, Plant and Equipment, net	47,972	59,197
Goodwill	145,387	101,680
Other Intangibles, net of accumulated amortization of $14,196 and $14,552, respectively	22,127	19,521
Other Long-term Assets	6,336	5,517

Total Assets	$424,136	$358,677

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities
Short-term borrowings	$960	$1,224
Trade accounts payable	64,165	53,045
Accrued compensation and benefits	21,401	16,773
Accrued interest	1,158	5,208
Income taxes payable	9,608	21,444
Current maturities of long-term debt	3,863	8,918
Other current liabilities	33,469	35,545

Total Current Liabilities	134,624	142,157
Long-term Debt, less Current Maturities	189,068	159,692
Deferred Income Taxes	8,376	8,841
Pension and Postretirement Benefit Liabilities	28,862	26,454
Other Long-term Liabilities	31,218	29,042
Minority Interest in Net Equity of Consolidated Affiliates	211	4,117
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 42,000,000 and 32,000,000 shares, issued and outstanding 23,762,494 and 23,512,406 shares, respectively	4,753	4,702
Additional paid-in capital	(518,321)	(522,627)
Retained earnings	562,945	528,122
Stock held in trust	(806)	(636)
Deferred compensation liability	806	636
Accumulated other comprehensive loss	(17,600)	(21,823)

Total Shareholders’ Equity (Deficit)	31,777	(11,626)

Total Liabilities and Shareholders’ Equity	$424,136	$358,677

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2004	2003	2002
Operating activities
Earnings from continuing operations	$23,890	$28,966	$14,619
Adjustments to reconcile earnings from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	16,597	15,077	12,361
Amortization of debt discount and debt issuance costs	1,423	1,479	2,337
Non-cash write-offs in conjunction with early extinguishment of debt	5,963	317	5,558
Loss on disposal of assets	361	71	169
Provision for deferred income taxes	2,631	1,562	1,371
Changes in components of working capital:
Accounts receivable	4,354	1,540	(984)
Inventories	(7,549)	5,645	2,500
Prepaid expenses and other assets	887	4,387	(2,108)
Trade accounts payable	3,731	(2,233)	6,705
Accrued interest	(4,050)	(745)	(4,648)
Other liabilities	(277)	(6,647)	(18,939)

Cash provided by continuing operations	47,961	49,419	18,941

Investing activities
Proceeds from sale of property, plant and equipment	14,601	1,109	3,219
Capital expenditures	(10,935)	(12,671)	(10,044)
Business acquisitions	(65,100)	(9,174)	(785)
Proceeds from insurance recovery	—	—	2,858

Cash used in investing activities	(61,434)	(20,736)	(4,752)

Financing activities
Net proceeds from issuance of common stock	—	—	99,705
Redemption of 13% senior subordinated notes	(110,133)	(9,425)	(80,442)
Net proceeds from 2% convertible senior subordinated note offering	144,994	—	—
Extinguishment of former senior secured credit agreement	(30,000)	—	—
Initial proceeds from new senior credit agreement	30,000	—	—
Principal borrowings on term loans	—	3,932	85,000
Principal payments on term loans	(26,399)	(22,888)	(129,575)
Net borrowings (repayments) on revolving credit facilities and short-term borrowings	8,136	(2,180)	(12,313)
(Payments) proceeds from early termination of interest rate swaps	(2,186)	1,550	—
Stock option exercises	1,725	1,708	1,254
Debt issuance costs	(1,499)	—	(1,308)

Cash provided by (used in) financing activities	14,638	(27,303)	(37,679)

Effect of exchange rate changes on cash	275	170	(21)

Net increase (decrease) in cash and cash equivalents	1,440	1,550	(23,511)
Cash and cash equivalents—beginning of year	4,593	3,043	26,554

Cash and cash equivalents—end of year	$6,033	$4,593	$3,043

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Shares	Amount
Balance at August 31, 2001	8,013	$1,603	$(623,867)	$501,737	$(19,227)	$—	$—	$(139,754)
Net loss	—	—	—	(2,581)	—	—	—	(2,581)
Currency translation adjustments	—	—	—	—	1,825	—	—	1,825
Hedges of net investment in foreign subsidiaries	—	—	—	—	(828)	—	—	(828)
Additional minimum pension liability adjustment, net of taxes	—	—	—	—	(3,087)	—	—	(3,087)
Other items, net of taxes	—	—	—	—	(358)	—	—	(358)

Total comprehensive loss								(5,029)

Common stock offering	3,450	690	98,265	—	—	—	—	98,955
Restricted stock awards	—	—	14	—	—	—	—	14
Stock option exercises	132	26	1,228	—	—	—	—	1,254
Tax benefit of stock option exercises	—	—	941	—	—	—	—	941
Stock acquired and placed in rabbi trust for Director Deferred Compensation Plan	—	—	—	—	—	(511)	511	—

Balance at August 31, 2002	11,595	2,319	(523,419)	499,156	(21,675)	(511)	511	(43,619)
Net earnings	—	—	—	28,966	—	—	—	28,966
Currency translation adjustments	—	—	—	—	(159)	—	—	(159)
Additional minimum pension liability adjustment, net of taxes	—	—	—	—	(547)	—	—	(547)
Other items, net of taxes	—	—	—	—	558	—	—	558

Total comprehensive income								28,818

2-for-1 stock split	11,755	2,351	(2,351)	—	—	—	—	—
Restricted stock awards	—	—	69	—	—	—	—	69
Stock option exercises	162	32	896	—	—	—	—	928
Tax benefit of stock option exercises	—	—	2,178	—	—	—	—	2,178
Stock acquired and placed in rabbi trust for Director Deferred Compensation Plan	—	—	—	—	—	(125)	125	—

Balance at August 31, 2003	23,512	$4,702	$(522,627)	$528,122	$(21,823)	$(636)	$636	$(11,626)
Net earnings	—	—	—	34,823	—	—	—	34,823
Currency translation adjustments	—	—	—	—	4,480	—	—	4,480
Additional minimum pension liability adjustment, net of taxes	—	—	—	—	(247)	—	—	(247)
Other items, net of taxes	—	—	—	—	(10)	—	—	(10)

Total comprehensive income								27,420

Restricted stock awards	10	2	216	—	—	—	—	218
Stock option exercises	240	49	1,676	—	—	—	—	1,725
Tax benefit of stock option exercises	—	—	2,414	—	—	—	—	2,414
Stock acquired and placed in rabbi trust for Director Deferred Compensation Plan	—	—	—	—	—	(170)	170	—

Balance at August 31, 2004	23,762	$4,753	$(518,321)	$562,945	$(17,600)	$(806)	$806	$31,777

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Nature of Operations:    Actuant is a global manufacturer and marketer of a broad range of industrial products and systems, organized into two reportable segments, Tools & Supplies and Engineered Solutions. Tools & Supplies provides branded specialized electrical and industrial tools and supplies to hydraulic and electrical wholesale distributors, to catalog houses and through various retail distribution channels. Engineered Solutions’ primary expertise is in designing, manufacturing and marketing customized motion control systems primarily for original equipment manufacturers in diversified niche markets.

Consolidation and Presentation:    The Consolidated Financial Statements include the accounts of Actuant Corporation and its consolidated subsidiaries (“Actuant” or the “Company”). Actuant consolidates companies in which it owns or controls more than fifty percent of the voting shares. The minority interest amount included on the Consolidated Balance Sheet as of August 31, 2004 represents the amount of equity attributable to minority shareholders of consolidated subsidiaries. The results of companies acquired or disposed of during the fiscal year are included in the Consolidated Financial Statements from the effective date of acquisition or until the date of disposal. All intercompany balances, transactions and profits have been eliminated in consolidation.

Cash Equivalents:    The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Inventories:    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (approximately 35% and 47% of total inventories in 2004 and 2003, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than the amounts in the Consolidated Balance Sheets by approximately $5.2 million and $5.6 million at August 31, 2004 and 2003, respectively.

Property, Plant and Equipment:    Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from ten to thirty years for buildings and improvements and two to seven years for machinery and equipment. Capital leases and leasehold improvements are amortized over the life of the related asset or the life of the lease whichever is shorter.

Impairment of Long-lived Assets:    On September 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The adoption of SFAS No. 144 did not have any impact in the Company’s financial position or results of operations.

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

Goodwill and Other Intangible Assets:    Other intangible assets with definite lives, consisting primarily of purchased patents, trademarks and noncompete agreements, are amortized over periods from three to twenty-five

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years. Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing. The Company performed impairment tests of its goodwill at August 31, 2004, 2003, and 2002 and at September 1, 2001.

Product Warranty Costs:    The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty for fiscal years 2004 and 2003:

	2004	2003
Beginning balance	$3,436	$2,405
Provision for warranties	5,574	3,654
Warranty payments and costs incurred	(4,865)	(3,520)
Warranty reserves of acquired businesses	396	568
Currency impact	188	329

Ending balance	$4,729	$3,436

Revenue Recognition:    Customer sales are recognized as revenue when the risk of loss and title pass to the customer, which is upon shipment. Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company routinely commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company records an accrual at the end of each period for the earned, but unpaid costs related to the programs. The Company also provides for an allowance for estimated product returns, which is recognized as a deduction from sales at the time of sale.

The Company provides for an allowance for doubtful accounts based on historical experience and a review of its receivables. Accounts Receivable are presented net of an allowance of $4.7 million and $3.7 million at August 31, 2004 and 2003, respectively.

Shipping and Handling Costs:    The Company records costs associated with shipping its products within cost of products sold.

Research and Development Costs:    Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $5.3 million, $4.3 million and $3.1 million in fiscal 2004, 2003 and 2002, respectively.

Financing Costs:    Financing costs represent interest expense, financing fees, amortization of debt issuance and discount costs and accounts receivable financing costs, net of interest income earned.

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

Foreign Currency Translation:    The financial statements of the Company’s foreign operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each applicable period for revenues, expenses, and gains and losses. Translation adjustments are reflected in the balance sheet caption “Accumulated other comprehensive loss.” Net (losses)

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gains resulting from foreign currency transactions were $(1.2) million, $2.5 million, and $0.3 million in fiscal 2004, 2003 and 2002, respectively, and are recorded in “Other (income) expense, net” in the Consolidated Statements of Earnings. The $2.5 million net foreign currency gain recognized in fiscal 2003 includes a net gain of approximately $1.0 million related to the liquidation of two foreign subsidiaries.

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

Accounting for Derivatives and Hedging Activities:    All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (“fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the cumulative translation adjustment accounts within equity.

At August 31, 2004, the Company did not have any interest rate swap contracts. At August 31, 2003, the Company was party to one interest rate swap contract that converted fixed rate debt of 13% to variable rate debt, had a notional value of $25 million, and had a maturity date of May 1, 2009 (“Swap No. 1”). During fiscal 2004, the Company terminated this contract early by paying cash of $1.4 million, representing the fair value of this portion of the swap contract, to the counterparty. This swap contract was terminated because the underlying debt that was being hedged by this contract was no longer outstanding due to its retirement. This termination fee was recorded against the fair value of this swap contract recorded in long-term liabilities, while the offsetting fair value adjustment to the 13% debt of $(1.4) million was written off to “Charge for Early Extinguishment of Debt” in the Consolidated Statements of Earnings.

During the third quarter of fiscal 2004, the Company entered into another interest rate swap contract that converted fixed rate debt of 13% to variable rate debt, had a notional value of $25 million, and had a maturity date of May 1, 2009 (“Swap No. 2”). This swap was entered into prior to the 13% Note retirement that occurred during the third quarter of fiscal 2004. During the fourth quarter of fiscal 2004, the Company terminated this contract early by paying cash of $0.7 million, representing the fair value of this portion of the swap contract, to the counterparty. This swap contract was terminated because the underlying debt that was being hedged by this contract was no longer outstanding due to the cash tender and consent solicitation during the fourth quarter of fiscal 2004. This termination fee was recorded against the fair value of this swap contract recorded in long-term liabilities, while the offsetting fair value adjustment to the 13% debt of $(0.7) million was written off to “Charge for Early Extinguishment of Debt” in the Consolidated Statements of Earnings during fiscal 2004.

During the third quarter of fiscal 2003 the Company terminated an interest rate swap contract that converted fixed rate debt of 13% to variable rate debt, had a notional value of $25 million, and had a maturity date of May 1, 2009 (“Swap No. 3”). The Company received a cash settlement of $1.6 million, representing the fair value of the swap contract, from the counterparty. The $1.6 million cash settlement was recorded against the fair value of this swap contract recorded in other long term assets, while the offsetting fair value adjustment to the 13% debt was treated as a premium to the underlying debt and was being amortized to financing costs, net over

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the original remaining life of the contract. The 13% Notes outstanding that were the underlying debt for this swap contract have since been retired during fiscal 2004. As a result, the entire unamortized premium balance of $1.2 million has been written off to the “Charge for Early Extinguishment of Debt” on the Consolidated Statements of Earnings during fiscal 2004.

No net gain or loss has been recorded in earnings related to the changes in the fair value of these swap contracts prior to their early terminations since the contracts were considered to be “effective” as the terms of the contracts exactly matched the terms of the underlying debt. The fair value of Swap No. 1 was recorded as a $1.8 million long-term liability at August 31, 2003 with the offset recorded as a fair value adjustment to the 13% debt. The unamortized premium for Swap No. 3 was $1.4 million at August 31, 2003 and was recorded as a fair value adjustment to the 13% debt. There are no amounts recorded on the Consolidated Balance Sheet at August 31, 2004 for these swap contracts.

At August 31, 2003, the Company was a party to an additional interest rate swap contract to convert variable rate debt to a fixed rate with a notional value of $25 million (“Swap No. 4”). This contract matured on September 5, 2003. Unrealized gains, net of income taxes, of less than $0.1 million and $0.5 million for the years ended August 31, 2004 and 2003, respectively, were recorded in other comprehensive income to recognize the fair value of interest rate swap contracts to convert variable rate debt to a fixed rate.

The Company has significant investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange rate volatility. During fiscal 2002, the Company utilized euro denominated debt agreements, entered into by the parent, to hedge its net investment in European subsidiaries. Gains and losses on the net investments in subsidiaries are offset by losses and gains in the euro denominated debt obligation of the parent. For the fiscal year ended August 31, 2002, $0.8 million of net losses related to the Euro denominated debt agreement were included in the cumulative translation adjustment. The parent company had no euro denominated debt obligations outstanding at August 31, 2004 or 2003.

Stock Options:    The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No employee or outside director compensation costs related to stock option grants are reflected in net income, as all option awards granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For purposes of pro forma disclosures under SFAS No. 123, “Accounting for Stock based Compensation,” the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended August 31 is as follows:

	Fiscal Year Ended August 31,
	2004	2003	2002
Net earnings (loss), as reported	$34,823	$28,966	$(2,581)
Deduct: Total stock-based employee or outside director compensation expense determined under fair value based method for all awards, net of related tax effects	(1,759)	(1,207)	(833)

Pro forma net earnings (loss)	$33,064	$27,759	$(3,414)

Earnings (loss) per share:
Basic—as reported	$1.47	$1.24	$(0.13)
Basic—pro forma	$1.40	$1.19	$(0.17)

Diluted—as reported	$1.41	$1.18	$(0.12)
Diluted—pro forma	$1.34	$1.13	$(0.16)

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net earnings and earnings per share for future years since options vest over several years and additional awards are generally made each year. In determining the effect of SFAS No. 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions:

	Fiscal Year Ended August 31,
	2004	2003	2002
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	46.77%	45.38%	46.64%
Risk-free rate of return	3.47%	3.67%	3.18%
Expected life	5.3 years	5.3 years	5.5 years

The weighted-average fair values per share of options granted in fiscal 2004, 2003 and 2002 were $15.19, $10.86, and $6.39 respectively.

Fair Value of Financial Instruments:    The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value as of August 31, 2004 and 2003 due to their short-term nature and the fact that the interest rates approximated year-end market rates of interest. The fair value of the Company’s outstanding $150.0 million 2% Convertible Senior Subordinated Debentures at August 31, 2004 was estimated to be $173.3 million based on quoted market prices.

New Accounting Pronouncements:    The Emerging Issues Task Force (EITF) has proposed EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which will require the inclusion of the potential conversion of the Company’s 2% Convertible Notes into common stock in the diluted earnings per share calculation even if the conditions that must be satisfied to allow conversion have not been met. EITF 04-8 has not yet been ratified as of the date of this filing, however it is expected to be effective for reporting periods ending after December 15, 2004. The Company expects to adopt EITF No. 04-8 during the first quarter of fiscal 2005 and its adoption will have the following effect on fiscal 2004 results:

•	Diluted earnings per share from continuing operations will be reduced from $0.97 to $0.92

•	Diluted earnings per share from discontinued operations, net of taxes, will be reduced from $0.44 to $0.39

•	Diluted net earnings per share will be reduced from $1.41 to $1.31

EITF No. 04-8 will not impact the 2003 or 2002 fiscal year results because the Company issued the 2% Convertible Notes in November 2003. See Note 6, “Debt,” and Note 11, “Capital Stock,” for further details.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 52, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. FIN No. 46 is effective for variable interest entities created after January 31, 2003. The adoption did not have any effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s postretirement medical benefit plans provide for a prescription drug benefit. The disclosed measures of the accumulated benefit obligation or net periodic benefit cost of the Company’s postretirement medical benefit plans assume that the Company will receive the subsidy because the Company has concluded the benefits provided by the plan are actuarially equivalent to the Medicare Part D benefit under the Act. FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “FSP”) was issued on May 19, 2004 and is effective as of the first interim or annual period beginning after June 15, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation and also contains guidance on transition. The subsidy provided under the Act will reduce the Company’s net periodic benefit cost by less than $0.1 million annually.

Reclassifications:    Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation.

Note 2.    Acquisitions

On September 3, 2003, the Company acquired certain assets and assumed certain liabilities of Kwikee Products Company, Inc. (“Kwikee” or the “Kwikee Acquisition”) for $28.2 million of cash. Kwikee, headquartered in Cottage Grove, Oregon, is a leading provider of retractable step systems and storage tray systems for the North American recreational vehicle (“RV”) market and is included in our Engineered Solutions segment. The purchase agreement allows for additional payments to the sellers aggregating no more than $1.0 million, of which $0.5 million has been prepaid at August 31, 2004, contingent on the Company achieving targeted earnings before interest, income taxes, depreciation, and amortization in the fiscal years ended August 31, 2004 through 2008. This transaction was funded through borrowings under the Company’s senior secured credit agreement. Kwikee was an attractive acquisition candidate because it holds leading market positions in retractable step systems and storage tray systems and increases the Company’s content per vehicle in the important motorhome segment of the RV industry. In addition, Kwikee’s brand name, experienced management, and track record of profitable growth were all attractive factors in evaluating the acquisition. The transaction was accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Consolidated Financial Statements since the acquisition date. The purchase price allocation resulted in goodwill of $19.9 million and intangible assets of $3.1 million, consisting of patents, trademarks, and customer relationships.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 30, 2003, the Company acquired 100% of the outstanding capital stock of Dresco B.V. (“Dresco” or the “Dresco Acquisition”) for $31.9 million of cash (net of $0.8 million of cash acquired). Dresco, headquartered in Wijchen, Netherlands, is a leading distributor of electrical, plumbing and other supplies to the Benelux (Belgium, the Netherlands, and Luxembourg) home center market and is included in our Tools & Supplies segment. The purchase agreement allows for additional payments to the sellers aggregating no less than $2.1 million and no more than $12.2 million, contingent on the Company achieving targeted net sales in the calendar years ended December 31, 2004 through 2006. The aggregate minimum payment of $2.1 million has been recorded as a liability in the preliminary purchase price allocation. Dresco was an attractive acquisition candidate because of its market leadership, the synergistic opportunities with Kopp (our German electrical home center supplier), and its logistics competencies. Dresco’s Benelux customer base provides the Company with geographic expansion opportunities for markets beyond those covered by Kopp in Germany, Austria, and Eastern Europe, and it’s non-electrical products, such as plumbing, expand the Tools & Supplies business product offering. A portion of the proceeds from the Company’s 2% Convertible Senior Subordinated Debentures offering in November 2003 was used to fund the transaction. The transaction was accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Consolidated Financial Statements since the acquisition date. The purchase price allocation resulted in goodwill of $24.4 million and intangible assets of $2.5 million, consisting of trademarks, a non-compete agreement, and customer relationships.

The following table shows the allocation of purchase price to the acquired asset and liabilities of Kwikee and Dresco.

Accounts receivable, net	$6,473
Inventories, net	8,826
Deferred income tax assets	721
Other current assets	158
Property, plant and equipment, net	7,841
Goodwill	44,309
Other intangible assets, net	5,578
Trade accounts payable	(4,329)
Other current liabilities	(6,256)
Deferred income tax liabilities	(1,263)
Other long-term liabilities	(2,001)

Cash paid, net of cash acquired	$60,057

On September 3, 2002, the Company acquired approximately 80% of the outstanding capital stock of Heinrich Kopp AG (“Kopp” or the “Kopp Acquisition”). Kopp, headquartered in Kahl, Germany, is a leading provider of electrical products to the German, Austrian, and Eastern European retail home center markets and is included in our Tools & Supplies segment. In the transaction, the Company paid approximately $15.8 million (including the assumption of debt of $5.5 million and deferred purchase price of $1.6 million, less acquired cash) for 80% of the capital stock of Kopp. During the first quarter of fiscal 2004, the Company paid the $1.6 million deferred purchase price and exercised its option to acquire the remaining 20% of the outstanding capital stock for $3.4 million by utilizing borrowings available under its senior secured credit agreement. The transactions were accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Consolidated Financial Statements since the respective acquisition dates. There was no goodwill recorded, as the purchase price in each step of the acquisition was less than the fair value of the acquired assets and liabilities. Accordingly, the book value of the acquired long-lived assets has been reduced as required under generally accepted accounting principles.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs and resulted in a $16.7 million restructuring reserve being recorded in the Kopp preliminary purchase price allocation. During fiscal 2003 and 2004, the Company revised its estimate of the total cost of restructuring Kopp, due to higher attrition rates and lower than anticipated severance costs. These adjustments resulted in restructuring reserve reductions of $5.0 million and $3.3 million during fiscal 2003 and 2004, respectively, which were recorded as a reduction in the recorded value of the acquired long-lived assets as required by generally accepted accounting principles (“GAAP”). Of the reserves recorded, $2.6 million relates to the closure of Kopp’s manufacturing facility in Ingolstadt, Germany, with the balance primarily representing other employee severance costs to be incurred in connection with the transfer of certain production out of Germany to lower cost locations and general reductions in the workforce. As of August 31, 2004, the Ingolstadt, Germany facility had been closed, three German warehouses leased from third parties have been vacated, and German employment has been reduced by over 200 employees, or 30%. The remaining $2.8 million of accrued severance costs at August 31, 2004 will be paid to former employees over the next two years as dictated by contractual arrangements with those employees.

A rollforward of the restructuring reserve follows:

	August 31, 2003 Balance	Reserve Adjustment	Cash Payments	Currency Impact	August 31, 2004 Balance
Severance	$8,407	$(3,006)	$(3,499)	$913	$2,815
Exit costs	389	(282)	(139)	32	—

Total reserve	$8,796	$(3,288)	$(3,638)	$945	$2,815

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma results of operations of the Company for the years ended August 31, 2004, 2003, and 2002, respectively, give effect to the Kwikee, Dresco, and Kopp acquisitions as though the transactions had occurred at the beginning of fiscal 2002.

	Year Ended August 31,
	2004	2003	2002
Net sales:
As reported	$726,851	$585,393	$462,950
Pro forma	$739,191	$640,719	$591,532

Operating profit:
As reported	$90,339	$72,785	$71,132
Pro forma	$92,047	$80,809	$79,158

Earnings from continuing operations:
As reported	$23,890	$28,966	$14,619
Pro forma	$24,731	$32,831	$18,259

Net Earnings:
As reported	$34,823	$28,966	$(2,581)
Pro forma	$35,664	$32,831	$1,059

Earnings from continuing operations per share:
Basic—as reported	$1.01	$1.24	$0.73
Basic—pro forma	$1.05	$1.41	$0.91

Diluted—as reported	$0.97	$1.18	$0.69
Diluted—pro forma	$1.00	$1.34	$0.86

Net Earnings per share:
Basic—as reported	$1.47	$1.24	$(0.13)
Basic—pro forma	$1.51	$1.41	$0.05

Diluted—as reported	$1.41	$1.18	$(0.12)
Diluted—pro forma	$1.44	$1.34	$0.05

The comparability of earnings from continuing operations between the periods presented is impacted by net of tax charges for the early extinguishment of debt of $25.1 million, $1.3 million, and $10.4 million during fiscal 2004, 2003 and 2002, respectively. Additionally, a $4.2 million net of tax charge was recorded during fiscal 2003 for litigation matters associated with divested businesses.

In April 2003 the Company acquired Shanghai Sanxin Hydraulic Co., Ltd. (“Sanxin”), a Chinese hydraulics manufacturer, for a total of $1.7 million in cash and assumed debt. Due to a lack of materiality, a purchase price allocation and other financial statement disclosures are not presented herein.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Accounts Receivable Financing

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. The retained interest recorded at August 31, 2004 and 2003 is $18.6 million and $17.7 million, respectively, and is included in accounts receivable in the accompanying Consolidated Balance Sheets. The securitization program has a final maturity in May 2006, subject to annual renewal by the Purchaser. The total credit capacity under the program is approximately $35 million, with trade accounts receivables sold and being serviced by the Company totaling $24.6 million and $23.9 million at August 31, 2004 and 2003, respectively.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $198.7 million, $193.1 million, and $190.8 million for the years ended August 31, 2004, 2003, and 2002, respectively. Cash collections of trade accounts receivable balances in the total receivable pool totaled $324.7 million, $290.4 million, and $305.8 million for the years ended August 31, 2004, 2003, and 2002, respectively.

The Accounts Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

The table below provides additional information about delinquencies and net credit losses for trade accounts receivable subject to the Accounts Receivable Securitization Program.

	Balance Outstanding August 31,		Balance Outstanding 60 Days or More Past Due August 31,		Net Credit Losses
					Year Ended August 31,
	2004	2003	2004	2003	2004	2003
Trade accounts receivable subject to securitization program	$43,148	$41,620	$2,468	$2,912	$577	$541
Trade accounts receivable balances sold	24,571	23,931

Retained Interest	$18,577	$17,689

Accounts receivable financing costs of $0.4 million, $0.5 million, and $0.1 million for the year ended August 31, 2004, 2003, and 2002, respectively, are included in financing costs, net in the accompanying Consolidated Statements of Earnings.

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

The changes in the carrying amount of goodwill for the years ended August 31, 2004 and 2003 are as follows:

	Tools & Supplies Segment	Engineered Solutions Segment	Total
Balance as of August 31, 2002	$42,882	$58,479	$101,361
Business acquired	283	—	283
Currency impact	49	(13)	36

Balance as of August 31, 2003	$43,214	$58,466	$101,680
Businesses acquired	24,368	19,941	44,309
Currency impact	(639)	37	(602)

Balance as of August 31, 2004	$66,943	$78,444	$145,387

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of August 31, 2004 and 2003 are as follows:

	August 31, 2004			August 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$22,440	$10,341	$12,099	$22,376	$9,391	$12,985
Trademarks	5,196	1,724	3,472	4,496	1,303	3,193
Non-compete agreements	1,750	1,266	484	3,342	3,086	256
Other	2,632	868	1,764	1,349	772	577

Total	$32,018	$14,199	$17,819	$31,563	$14,552	$17,011

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of August 31, 2004 and 2003 are $4.3 million and $2.5 million, respectively. These assets are comprised of acquired tradenames.

Amortization expense recorded on the intangible assets listed in the above table for the years ended August 31, 2004, 2003 and 2002 was $2.2 million, $2.3 million and $2.5 million respectively. Amortization expense for future years is estimated to be as follows: $2.1 million in fiscal 2005, $2.0 million in fiscal 2006, $1.9 million in fiscal 2007, $1.8 million in both fiscal 2008 and 2009, and $8.2 million thereafter.

Note 6.    Debt

Long-term Debt:    The Company’s long-term indebtedness at the end of its two most recently completed fiscal years was as follows:

	August 31,
	2004	2003
Senior revolving credit facility (the “Revolver”)	$15,000	$—
Commercial paper	23,800	—
Senior secured credit agreement
Revolving credit borrowings	—	400
Term loan	—	48,000
Euro denominated term loans	4,131	11,439

Sub-total—Senior indebtedness	42,931	59,839
Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	—
Senior subordinated notes (“13% Notes”), due 2009	—	110,133
Initial issuance discount	—	(946)
Fair value adjustments on interest rate swaps	—	(416)

Sub-total—Senior subordinated indebtedness	150,000	108,771

Total debt, excluding short-term borrowings	192,931	168,610
Less: current maturities of long-term debt	(3,863)	(8,918)

Total long-term debt, less current maturities	$189,068	$159,692

In February 2004, the Company entered into a $250 million five-year senior revolving credit facility (the “Revolver”). All outstanding borrowings under the Revolver can be repaid at any time without premium or penalty. The Revolver is not secured by the Company’s assets, but provides for guaranties and stock pledges by certain of the Company’s significant subsidiaries. At August 31, 2004, outstanding Revolver borrowings were at an interest rate of 2.94%, which represents 30 day LIBOR plus a 1.38% spread. A non-use fee is payable quarterly on the average unused credit line under the Revolver. At August 31, 2004, the non-use fee was 0.30%. Borrowings and non-use fees under the Revolver are subject to a pricing grid, which can result in further increases or decreases in the borrowing spread and non-use fees depending on the Company’s leverage ratio. As a result of the reduction in the Company’s leverage ratio for the twelve months ended August 31, 2004, the spread for the fiscal 2005 first quarter will be reduced from 1.38% to 1.25% for new borrowings and 0.30% to 0.25% for the non-use fee. The unused and available credit line under the Revolver at August 31, 2004 was approximately $210 million. The Revolver contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, acquisitions, dividends and other restricted payments. As of August 31, 2004, the Company was in compliance with all debt covenants.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During March 2004, the Company initiated a commercial paper program with two financial institutions that provided for an aggregate maximum borrowing capacity of $50 million. The aggregate borrowing capacity with the two banks was increased to $65 million in August 2004, however, total commercial paper outstanding cannot exceed $50 million. At August 31, 2004, there was $23.8 million of commercial paper outstanding, all of which had original maturity terms of 70 days or less and were at an average interest rate of 1.90%, including issuance fees. The Revolver acts as a liquidity backstop for outstanding commercial paper, meaning the combined outstanding balance of the Revolver and Commercial Paper cannot exceed $250 million.

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

In November 2003, the Company sold $150.0 million aggregate principal amount of Convertible Senior Subordinated Debentures due November 15, 2023. The 2% Convertible Notes bear interest at a rate of 2.00% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price of the 2% Convertible Notes equals or exceeds 120% of their underlying principal amount over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable six-month interest periods. The Company has the right to repurchase for cash all or part of the 2% Convertible Notes on or after November 20, 2010. The holders have the right to require the Company to purchase all or a portion of the 2% Convertible Notes on November 15, 2010, November 15, 2013 and November 15, 2018 or upon certain corporate events. The purchase price for these repurchases shall equal 100% of the principal amount plus accrued and unpaid interest.

The 2% Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 25.0563 shares per $1,000 of principal amount, which equals a conversion price of approximately $39.91 per share (subject to adjustment) only under the following conditions: (i) during any fiscal quarter commencing after November 30, 2003, if the closing sale price of the Company’s common stock exceeds $47.89 (120% of the conversion price of $39.91) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter, (ii) during any period in which the Company’s senior subordinated debt credit rating falls below certain thresholds, (iii) if a 2% Convertible Note has been called for redemption and has not yet been redeemed, the holder may convert prior to the close of business on the last business day prior to the redemption date, or (iv) if specified corporate transactions occur. As allowed by current GAAP, the potential conversion of the 2% Convertible Notes into shares of the Company’s common stock has not been included the diluted earnings per share calculations since the conditions under which the 2% Convertible Notes can be converted into common stock have not been satisfied. See Note 1, “Summary of Significant Accounting Policies,” and Note 11, “Capital Stock,” for further discussion of expected changes to GAAP that will require companies to include the potential conversion of 2% Convertible Notes into common stock in the diluted earnings per share calculations even if conditions under which conversion is allowed have not yet been met.

Actuant’s 13% Notes were issued at a price of 98.675% on July 31, 2000 and had a May 1, 2009 maturity date. There were no required principal payments on the Notes and the Company had the right to redeem all or a portion of the 13% Notes at certain specified redemption prices on or after May 1, 2007. During fiscal 2004, the Company effectively retired all of their $110.1 million of 13% Notes outstanding through open market and negotiated purchases of $49.4 million and $31.5 million during the first and third quarters, respectively; a cash tender and consent solicitation accepted by holders of $28.0 million of 13% Notes outstanding during the fourth

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter; and the establishment of an irrevocable defeasance trust for the remaining $1.2 million of 13% Notes outstanding during the fourth quarter. The defeasance of the 13% Notes is anticipated to occur on November 26, 2004. Pre-tax charges of $15.1 million, $9.9 million, and $9.4 million were recorded during the first, third, and fourth quarters of fiscal 2004 for these actions taken to retire 13% Notes. The total pre-tax charge of $34.4 million in fiscal 2004 was comprised of $30.1 million of premium payments made to bondholders, $3.0 million for the non-cash write-off of unamortized debt discount and capitalized debt issuance costs, $0.9 million for the non-cash write-off of fair value adjustments to the 13% Notes for fixed rate to variable rate interest rate swaps underlying the 13% Notes, and $0.4 million of legal and professional fees. See Note 1, “Summary of Significant Accounting Policies” for further information related to the interest rate swaps.

Effective November 2000, a wholly-owned subsidiary of the Company entered into a Euro denominated unsecured $13.1 million term loan, which accrues interest at EURIBOR plus 1.10%, or approximately 3.18% at August 31, 2004. Total borrowings outstanding were $3.7 million and $6.6 million at August 31, 2004 and 2003, respectively. Two remaining principal payments of $1.85 million each are due in January 2005 and July 2005.

In connection with the Kopp Acquisition in September 2002, the Company assumed three Euro denominated term loans with outstanding borrowings totaling $5.5 million. One of these loans was extinguished during the first quarter of fiscal 2004 with a $3.7 million prepayment. The two remaining term loans have a total outstanding balance of $0.4 million at August 31, 2004.

Short-term Debt:    Short-term debt outstanding of $1.0 million and $1.2 million at August 31, 2004 and 2003, respectively, consisted of foreign subsidiary overdraft borrowings. Certain of the Company’s foreign subsidiaries are a party to unsecured non-committed lines of credit with various banks. Interest rates vary depending on the currency being borrowed.

Aggregate Maturities:    Long-term debt outstanding at August 31, 2004, including current maturities of long-term debt, is payable as follows: $3.9 million in fiscal 2005; $0.1 million in fiscal 2006; $0.1 million in fiscal 2007; $0 in fiscal 2008; $38.8 million in fiscal 2009; and $150.0 million thereafter.

The Company made cash payments for interest of $16.0 million, $20.5 million, and $35.0 million in fiscal 2004, 2003 and 2002, respectively. Cash payments for interest have significantly declined due to the reduction in the 13% Notes outstanding over that period and lower market rates of interest.

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

Future obligations under non-cancelable operating leases in effect at August 31, 2004 are as follows: $13.3 million in fiscal 2005; $11.2 million in fiscal 2006; $8.8 million in fiscal 2007; $7.8 million in fiscal 2008; $6.7 million in fiscal 2009; and $27.0 million thereafter. Total rental expense under operating leases was $12.8 million, $9.3 million and $7.9 million in fiscal 2004, 2003 and 2002, respectively. Future operating lease payment obligations have significantly increased because the Company entered into a sale-leaseback of a German facility which has future operating lease payment obligations at August 31, 2004 of $25.9 million (lease payments end in October 2020), and assumed a total of $11.3 million of future operating lease payment obligations at August 31, 2004 in the Kwikee and Dresco Acquisitions.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is also contingently liable for certain leases entered into by its former Electronics segment prior to the Distribution. See Note 15, “Contingencies and Litigation,” for further information.

Note 8.    Employee Benefit Plans

Domestic Defined Benefit Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement benefits to certain employees of domestic businesses it acquired that were entitled to those benefits prior to acquisition. At August 31, 2004 and 2003, the defined benefit pension plans consisted of two domestic plans, which cover certain employees and executives of a business acquired in 1997. These plans are frozen and as a result plan participants no longer earn future benefits.

Certain employees of acquired businesses who retired before February 1, 1994 (and their dependents) have the option of being covered by one of several postretirement medical plans. Deferred vested employees who terminated employment before February 1, 1994 are also eligible for this postretirement benefit. In addition, retiree life insurance is available to certain employees hired before 1988. The postretirement benefit liability related to these plans is unfunded. Most individuals receiving postretirement health care benefits under the above programs are required to make monthly contributions to defray a portion of the cost. Retiree contributions are adjusted annually. The accounting for retiree health care benefits assumes retirees will continue to contribute toward the cost of such benefits. Retirees currently do not contribute toward the cost of life insurance.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides detail of changes in the projected benefit obligations, changes in the fair value of plan assets and funded status as of the Company’s August 31 measurement date.

	Pension Benefits		Other Postretirement Benefits
	Year ended August 31,		Year ended August 31,
	2004	2003	2004	2003
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$13,983	$12,771	$5,511	$6,919
Service cost	—	—	12	13
Interest cost	920	903	355	361
Plan change	—	—	15	(2)
Actuarial loss (gain)	1,035	1,024	(2,204)	(1,318)
Plan participant contributions	—	—	367	360
Benefits paid	(753)	(715)	(603)	(822)

Benefit obligation at end of year	$15,185	$13,983	$3,453	$5,511

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$10,479	$10,050	$—	$—
Actual return on plan assets	1,305	1,053	—	—
Company contributions	77	15	236	462
Plan participant contributions	—	—	367	360
Benefits paid from plan assets	(753)	(639)	(603)	(822)

Fair value of plan assets at end of year	$11,108	$10,479	$—	$—

Development of net amount recognized:
Funded status of the plans	$(4,076)	$(3,504)	$(3,453)	$(5,511)
Unrecognized net loss (gain)	6,379	6,046	(4,429)	(2,423)
Unrecognized prior service cost	—	—	14	(2)

Prepaid (accrued) benefit cost	$2,303	$2,542	$(7,868)	$(7,936)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit cost	$(4,076)	$(3,504)	$(7,868)	$(7,936)
Accumulated other comprehensive income	4,177	3,930	—	—
Deferred income taxes	2,202	2,116	—	—

	$2,303	$2,542	$(7,868)	$(7,936)

The following table provides detail on the Company’s net periodic benefit costs for the years ended August 31.

	Pension Benefits			Other Postretirement Benefits
	Year ended August 31,			Year ended August 31,
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$12	$13	$15
Interest cost	920	903	886	355	361	509
Expected return on assets	(901)	(1,002)	(1,087)	—	—	—
Amortization of actuarial (gain) loss	298	131	10	(195)	(276)	(54)

Benefit cost (credit)	$317	$32	$(191)	$172	$98	$470

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine benefit obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Assumptions for benefit obligations:
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Assumptions for net periodic benefit cost:
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected return on plan
Assets	8.50%	8.50%	8.50%	n/a	n/a	n/a

The accumulated benefit obligation is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels. Because the Company’s domestic defined benefit pension plans are frozen and plan participants no longer earn future benefits, there is no difference between the accumulated and projected benefit obligations of these plans.

The Company pension plan asset allocations at August 31, 2004 and 2003, by asset category are as follows:

	August 31, 2004		August 31, 2003
	$	%	$	%
Equity securities	$7,734	70%	$7,519	72%
Fixed income securities	3,315	30	2,934	28
Cash	59	0	26	0

Total	$11,108	100%	$10,479	100%

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by maximizing investment returns within that prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. The Company’s targeted asset allocation as a percentage of total market value are 70% equity securities and 30% fixed income securities. Additionally, cash balances are maintained at levels adequate to meet near term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through semi-annual investment portfolio reviews.

The Company’s overall expected long-term rate of return on assets is 8.50%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.

The Company has no minimum required contribution to its defined pension plans in fiscal 2005; however, the Company expects to contribute $0.4 million in fiscal 2005 that will fund the current liability to 80% as of April 1, 2005. Benefit payments to participants for the Company’s defined pension plans are expected as follows: $0.7 million each in fiscal 2005, 2006, and 2007, $0.8 million in both fiscal 2008 and 2009, and a total of $4.8 million for fiscal years 2010 through 2014. The Company expects that future benefit payments for its other postretirement plans will approximate $0.4 million in each of fiscal years 2005 through 2009 and will total $1.9 million in fiscal years 2010 through 2014.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The health care cost trend rate used in the actuarial calculations was 10%, trending downward to 5% by the year 2009, and remaining level thereafter. A one percentage-point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by approximately $0.2 million and would not have a material effect on aggregate service and interest cost components.

Foreign Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for certain employees in various foreign countries. At August 31, 2004, the defined benefit pension plans consisted of five separate plans that covered employees in Germany, the Netherlands, and Japan. As a result of the Kopp Acquisition in fiscal 2003, the Company assumed two separate foreign defined benefit pension plans for Kopp employees. Future benefits are earned with respect to the foreign plans. The following table provides detail of changes in the projected benefit obligations, changes in the fair value of plan assets and funded status as of the Company’s August 31 measurement date.

	Pension Benefits
	Year ended August 31,
	2004	2003
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$14,806	$2,035
Benefit obligation of acquired businesses	—	12,618
Service cost	472	524
Interest cost	856	826
Actuarial loss (gain)	1,014	(2,288)
Benefits paid	(1,199)	(558)
Curtailments	(92)	—
Settlements	(458)	—
Foreign exchange impact	1,466	1,649

Benefit obligation at end of year	$16,865	$14,806

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$1,132	$878
Actual return on plan assets	48	(41)
Company contributions	1,591	743
Benefits paid from plan assets	(1,199)	(558)
Settlements	(458)	—
Foreign exchange impact	112	110

Fair value of plan assets at end of year	$1,226	$1,132

Development of net amount recognized:
Funded status of the plans	$(15,639)	$(13,674)
Unrecognized net gain	(958)	(1,714)

Accrued benefit cost	$(16,597)	$(15,388)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost	$—	$—
Accrued benefit cost	(16,597)	(15,388)
Accumulated other comprehensive income	—	—
Deferred income taxes	—	—

	$(16,597)	$(15,388)

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides detail on the Company’s net periodic benefit costs for foreign defined benefit pension plans for the years ended August 31.

	Pension Benefits
	Year ended August 31,
	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$472	$524	$47
Interest cost	856	826	67
Expected return on assets	(47)	(59)	(34)
Amortization of actuarial (gain) loss	(44)	32	2
Settlement	(4)	—	—
Curtailment	(27)	—	—

Benefit cost	$1,206	$1,323	$82

Weighted-average assumptions used to determine benefit obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2004	2003	2002
Assumptions for benefit obligations:
Discount rate	5.64%	5.51%	5.74%
Rate of compensation increase	2.12%	2.12%	3.18%

Assumptions for net periodic benefit cost:
Discount rate	5.51%	5.74%	5.75%
Expected return on plan assets	4.17%	4.25%	5.00%
Rate of compensation increase	2.12%	3.18%	3.00%

The accumulated benefit obligation is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligation for the foreign defined benefit pension plans is $16.6 million and $13.9 million at August 31, 2004 and 2003, respectively.

Plan assets of $1.2 million and $1.1 million at August 31, 2004 and 2003, respectively, consist primarily of participating units in common stock and bond funds. The Company’s overall expected long-term rate of return on assets is 4.17%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.

The Company has no minimum required contribution to its foreign defined pension plans in fiscal 2005; however, the Company expects to contribute $0.8 million in fiscal 2005. Benefit payments for the Company’s foreign defined pension plans are expected to be as follows: $0.7 million each in fiscal years 2005 through 2008, $0.8 million in fiscal 2009, and a total of $4.3 million for fiscal years 2010 through 2014.

Defined Contribution Benefit Plans

The Company maintains a 401(k) Plan for eligible U.S. employees (the “401(k) Plan”). Substantially all of the Company’s full-time U.S. employees are eligible to participate in the 401(k) Plan. Under plan provisions of the 401(k) Plan, the plan administrator issues new shares of Class A Common Stock for Company contributions

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and allocates such shares to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their base compensation to individual accounts within the 401(k) Plan. The Company makes core contributions to employee accounts that generally equal 3% of each employee’s annual cash compensation, subject to IRS limitations. In addition, the Company matches approximately 25% of each employee’s contribution up to the employee’s first 6% earnings.

Company contributions to defined contribution benefit plans relating to continuing operations were approximately $2.0 million, $1.6 million and $1.5 million during the years ended August 31, 2004, 2003 and 2002, respectively.

Deferred Compensation Plan

The Company instituted a deferred compensation plan in December 2002 to allow eligible U.S. employees to defer receipt of current compensation in order to provide future retirement benefits. Eligibility is limited to employees that earn compensation that exceeds certain pre-defined levels. The plan is currently unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Participant’s accounts are credited with a fixed interest rate. A liability of $1.3 million and $0.2 million has been recorded in “Other long-term liabilities” on the Consolidated Balance Sheets at August 31, 2004 and 2003, respectively, to reflect the unfunded deferred compensation liability. The following is a reconciliation of the changes in the unfunded deferred compensation liability for fiscal 2004:

Balance as of August 31, 2003	$249
Compensation deferred by participants	1,070
Interest credited to participants	79
Distributions to participants	(82)

Balance as of August 31, 2004	$1,316

Other Non-U.S. Benefit Plans

The Company contributes to a number of retirement programs, primarily government mandated, for employees outside the United States. Benefit expense under these programs amounted to approximately $1.1 million, $1.3 million and $0.7 million in fiscal 2004, 2003 and 2002, respectively.

Note 9.    Income Taxes

Income tax expense for earnings from continuing operations before discontinued operations and changes in accounting principles is summarized below:

	Year ended August 31,
	2004	2003	2002
Currently payable:
Federal	$4,595	$5,449	$986
Foreign	6,971	8,422	5,332
State	479	491	602

Subtotals	12,045	14,362	6,920

Deferred:
Federal	2,632	1,164	1,122
Foreign	(395)	215	72
State	394	183	177

Subtotals	2,631	1,562	1,371

Income tax expense	$14,676	$15,924	$8,291

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate for continuing operations follows:

	Year ended August 31,
% of Pre-tax Earnings	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal effect	0.7	1.1	2.2
Non-deductible amortization and other expenses	0.3	0.1	—
Net effects of foreign tax rates and credits	0.7	1.1	(3.4)
Other items	1.1	(2.0)	2.4

Effective tax rate.	37.8%	35.3%	36.2%

Temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities for continuing operations included the following items:

	Year ended August 31,
	2004	2003
Deferred income tax assets:
Operating loss and tax credit carryforwards	$16,309	$14,922
Compensation related reserves	2,139	1,981
Deferred income	682	856
Inventory items	2,640	3,004
Restructuring expenses	2,368	3,636
Postretirement benefit accruals	5,052	5,408
Book reserves and other items	5,033	4,358

Total deferred income tax assets	34,223	34,165
Valuation allowance	(15,254)	(13,986)

Net deferred income tax assets	18,969	20,179
Deferred income tax liabilities:
Depreciation and amortization	9,224	9,558
2% Convertible Notes interest	2,798	—
Other items	4,197	4,735

Deferred income tax liabilities	16,219	14,293

Net deferred income tax asset	$2,750	$5,886

The valuation allowance primarily represents a reserve for foreign and state operating loss carryforwards for which utilization is uncertain. The increase in the valuation allowance in fiscal 2004 reflects the net impact of current year losses, current year utilization and expiration of prior period losses, currency translation and other changes. The majority of the foreign losses may be carried forward indefinitely. The state loss carryforwards expire in various years through 2019.

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings from continuing operations on which additional income

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxes have not been provided amounted to approximately $66.2 million at August 31, 2004. If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $2.6 million would have been necessary as of August 31, 2004.

Earnings from continuing operations before income taxes from non-United States operations were $25.8 million, $25.2 million and $17.3 million for fiscal 2004, 2003 and 2002, respectively. Cash paid for income taxes (net of refunds) was $15.3 million, $9.4 million, and $15.9 million during fiscal 2004, 2003 and 2002, respectively.

Note 10.    Discontinued Operations

On July 31, 2000, the Company distributed its Electronics business (“APW”) to shareholders in the form of a special dividend (the “spin-off” or “Distribution”). During the third quarter of fiscal 2002, APW and one of its wholly owned indirect subsidiaries commenced prepackaged bankruptcy cases in the United States Bankruptcy Court for the Southern District of New York. No other subsidiaries of APW have filed Chapter 11 cases. On July 31, 2002, APW and the wholly owned subsidiary emerged from bankruptcy.

In its bankruptcy filing, APW disclosed that it was rejecting the majority of the agreements entered into between it and the Company at the time of the Distribution that govern a variety of indemnification matters between the parties, including income tax indemnifications relating to years prior to the Distribution and the Distribution itself. In the third quarter of fiscal 2002, the Company recorded a non-cash charge of $10.0 million, or $0.41 per diluted share, in “Discontinued Operations, net of Income Taxes” to reflect the rejection of indemnification agreements by APW. This charge provided for a contingent amount that otherwise would have been subject to indemnification by APW. In August 2004 the Company recorded income of $10.9 million, or $0.44 per diluted share, in “Discontinued Operations, net of Income Taxes” to reflect the release of a reserve for tax and other obligations related to the Distribution, based on its evaluation that no amounts will be due as a result of APW’s rejection of such agreements.

On August 6, 2002 the Company and APW entered into an agreement which provides, among other things, that the right of offset asserted by the Company with respect to approximately $23.8 million of funds (the “Offset Funds”) which the Company held on behalf of APW is an allowed secured claim which is unimpaired in APW bankruptcy proceeding; and, further, that the Company may retain possession of the Offset Funds and may use such Offset Funds to, among other things, reimburse itself for certain estimated costs arising from the Company’s spin-off of APW. The remaining Offset Funds have been recorded in “Other Long-term Liabilities” and totaled $17.3 million at August 31, 2004. The Offset Funds will be reimbursed to APW sometime before the end of fiscal 2007, the timing of which is currently being negotiated.

Note 11.    Capital Stock

The authorized common stock of the Company as of August 31, 2004 consisted of 42,000,000 shares of Class A Common Stock, $0.20 par value, of which 23,762,494 shares were issued and outstanding and 1,500,000 shares of Class B Common Stock, $0.20 par value, none of which were issued and outstanding; and 160,000 shares of Cumulative Preferred Stock, $1.00 par value (“Preferred Stock”), none of which have been issued. Holders of both classes of the Company’s Common Stock are entitled to dividends, as the Company’s board of directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the Common Stock. If the Company were to issue any of its Preferred Stock, no dividends could be paid or set apart for payment on shares of Common Stock, unless paid in Common Stock, until dividends on all of the issued and outstanding shares of Preferred Stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 9, 2004, the Company’s shareholders approved an increase in the authorized Class A common shares from 32,000,000 to 42,000,000.

On October 1, 2003, the Company’s board of directors approved a two-for-one stock split of its Class A common stock, paid on October 21, 2003 to shareholders of record on October 10, 2003. The split was in the form of a stock dividend, with shareholders receiving an additional share of stock for each share currently held.

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

	Year Ended August 31,
	2004	2003	2002
Numerator:
Earnings from continuing operations	$23,890	$28,966	$14,619
Discontinued operations, net of income taxes	10,933	—	(10,000)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(7,200)

Net earnings (loss)	$34,823	$28,966	$(2,581)

Denominator (in thousands):
Weighted average common shares outstanding for basic earnings (loss) per share	23,660	23,350	19,986
Net effect of dilutive stock options based on the treasury stock method using average market price	1,017	1,114	1,180

Weighted average common and equivalent shares outstanding for diluted earnings (loss) per share	24,677	24,464	21,166

Basic Earnings (Loss) Per Share:
Earnings from continuing operations	$1.01	$1.24	$0.73
Discontinued operations, net of income taxes	0.46	—	(0.50)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.36)

Net earnings (loss) per share	$1.47	$1.24	$(0.13)

Diluted Earnings (Loss) Per Share:
Earnings from continuing operations	$0.97	$1.18	$0.69
Discontinued operations, net of income taxes	0.44	—	(0.47)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.34)

Net earnings (loss) per share	$1.41	$1.18	$(0.12)

In November 2003, the Company sold $150.0 million of 2% Convertible Notes due November 15, 2023. The 2% Convertible Notes bear interest at a rate of 2.00% annually. The 2% Convertible Notes are convertible

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

into shares of the Company’s common stock at a conversion rate of 25.0563 shares per $1,000 of principal amount, which equals a conversion price of approximately $39.91 per share. See Note 6, “Debt,” for a complete discussion of conditions that must be met for the 2% Convertible Notes to be converted. As allowed by current GAAP, the Company has excluded the potential conversion of 2% Convertible Notes into common stock in the diluted earnings per share calculation because the conditions under which conversion is allowed have not been met. The Emerging Issues Task Force (EITF) has proposed EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which will require the inclusion of the potential conversion of the Company’s 2% Convertible Notes into common stock in the diluted earnings per share calculation even if the conditions that must be satisfied to allow conversion have not been met. EITF 04-8 has not yet been ratified as of the date of this filing, however it is expected to be effective for reporting periods ending after December 15, 2004. The Company expects to adopt EITF No. 04-8 during the first quarter of fiscal 2005 and its adoption will have the following effect on the fiscal 2004 diluted earnings per share calculation:

•	Weighted average common and equivalent shares outstanding for diluted earnings (loss) per share will be increased by 3,028 shares (in thousands)

•	Earnings from continuing operations and net earnings will be increased by $1.6 million to reflect the net of tax interest expense on the 2% Convertible Notes

•	Diluted earnings per share from continuing operations will be reduced from $0.97 to $0.92

•	Diluted earnings per share from discontinued operations, net of taxes, will be reduced from $0.44 to $0.39

•	Diluted net earnings per share will be reduced from $1.41 to $1.31

EITF No. 04-8 will not impact the 2003 or 2002 fiscal year results because the Company issued the 2% Convertible Notes in November 2003.

Note 12.    Stock Plans

Employee Plans

Shareholders of the Company approved the adoption of the Actuant Corporation 2002 Stock Plan (the “2002 Plan”) and the Actuant Corporation 2001 Stock Plan (the “2001 Plan”) on January 10, 2003 and January 9, 2001, respectively. Under the terms of the 2002 Plan and the 2001 Plan, stock options may be granted to officers and key employees. At August 31, 2004, 1,000,000 shares of Class A Common Stock were authorized for issuance under the 2002 Plan, none of which have been issued through exercises of option grants, and 800,000 shares of Class A Common Stock were authorized for issuance under the 2001 Plan, 52,500 shares of which have been issued through exercises of option grants. Previously, the Company had two nonqualified stock option plans for employees—the 1990 or 1996 plans. No further options may be granted under the 1990 or 1996 plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. Options generally have a maximum term of ten years and an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant. Options generally vest 50% after two years and 100% after five years.

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total number of our Class A Common Stock reserved for issuance under the 2002 Plan and 2001 Plan at August 31, 2004 and 2003 was as follows:

	August 31,
	2004	2003
2001 Plan:
Shares subject to outstanding options	664,345	651,480
Restricted shares outstanding	10,828	18,800
Shares available for future grants	72,327	111,920

Total shares reserved for issuance	747,500	782,200
2002 Plan:
Shares subject to outstanding options	552,939	330,900
Restricted shares outstanding	25,217	—
Shares available for future grants	421,844	669,100

Total shares reserved for issuance	1,000,000	1,000,000

The following table reflects the status and activity for the stock options issued under the employee stock option plans.

	Number of Options	Weighted Average Exercise Price
Outstanding at August 31, 2001	1,805,710	$6.14
Granted	457,400	13.53
Exercised	(217,000)	4.35
Cancelled	(95,160)	8.99

Outstanding at August 31, 2002	1,950,950	7.94
Granted	364,280	23.73
Exercised	(388,500)	5.20
Cancelled	(133,428)	11.79

Outstanding at August 31, 2003	1,793,302	11.43
Granted	353,465	32.21
Exercised	(182,728)	6.58
Cancelled	(141,500)	18.82

Outstanding at August 31, 2004	1,822,539	15.35
Exercisable at August 31, 2004	849,127	$7.74

Outside Director Plans

On January 9, 2001, shareholders of the Company approved the Actuant Corporation 2001 Outside Directors’ Stock Option Plan (the “Director Plan”) for outside members of the board of directors. On January 10, 2003, shareholders of the Company approved an amendment to increase the number of shares available for issuance under the Director Plan from 140,000 to 220,000 shares of Class A Common Stock. Previously, the Company had other nonqualified stock option plans for the board of directors. However, no further options may be granted under these older plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. At August 31, 2004, a total of 220,000 shares of Class A Common Stock were authorized for issuance under the Director Plan, 6,000 shares of which have been issued through exercises of option grants. At August 31, 2004, 214,000 shares were reserved for issuance under the

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Director Plan, consisting of 126,000 shares subject to outstanding options and 88,000 shares available for further option grants. Director stock options vest eleven months after date of grant and expire ten years from the option grant date. The options have an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant.

The following table reflects the status and activity for the stock options issued under the outside director plans.

	Number of Options	Weighted Average Exercise Price
Outstanding at August 31, 2001	149,600	$6.67
Granted	36,000	15.55
Exercised	(46,800)	6.76
Cancelled	—	—

Outstanding at August 31, 2002	138,800	8.95
Granted	30,000	23.94
Exercised	(6,000)	9.30
Cancelled	—	—

Outstanding at August 31, 2003	162,800	11.70
Granted	36,000	37.41
Exercised	(46,581)	4.75
Cancelled	—	—

Outstanding at August 31, 2004	152,219	20.54
Exercisable at August 31, 2004	104,219	14.72

The following table summarizes information concerning all stock options outstanding under the employee and outside directors’ stock option plans at August 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	August 31, 2004 Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	August 31, 2004 Number Exercisable	Weighted Average Exercise Price
$ 2.82 – $ 3.42	159,120	1.90	$3.29	159,120	$3.29
5.33	206,000	4.18	5.33	206,000	5.33
5.66 – 7.13	172,259	4.20	6.28	146,559	6.27
9.30	359,734	6.06	9.30	194,967	9.30
13.14	310,900	7.15	13.14	159,700	13.14
15.20 – 21.09	95,280	7.74	17.39	57,000	16.50
23.94	308,000	8.37	23.94	30,000	23.94
24.25 – 28.60	10,000	9.07	26.84	—	—
31.81	248,900	9.14	31.81	—	—
34.24 – 37.41	104,565	9.56	35.39	—	—

2.82 – 37.41	1,974,758	6.57	15.72	953,346	8.51

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outside Director Deferred Compensation Plan

The Company has a deferred compensation plan that enables outside members of the Company’s board of directors to defer the fees earned for their services. The amount deferred is used to purchase shares of Company stock on the open market, which are placed in a rabbi trust. All distributions from the trust are required to be made in Company stock. Company shares held by the rabbi trust are accounted for in a manner similar to treasury stock and are recorded at cost as “stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust at August 31, 2004 and 2003 was $0.8 million and $0.6 million, respectively. During fiscal 2004, the Company paid $0.2 million to the trust as payment of fees earned.

Note 13.    Accumulated Other Comprehensive Income

Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets consists of the following:

	August 31,
	2004	2003
Accumulated foreign currency translation adjustments	$(13,435)	$(17,915)
Additional minimum pension liability, net of tax	(4,177)	(3,930)
Other items, net of taxes	12	22

Accumulated other comprehensive loss	$(17,600)	$(21,823)

Note 14.    Business Segment, Geographic and Customer Information

The Company has two reportable segments: Tools & Supplies and Engineered Solutions, with separate and distinct operating management and strategies. The Tools & Supplies segment is primarily involved in the design, manufacture and distribution of tools and supplies to the retail home center, construction, electrical wholesale, industrial and production automation markets. The Engineered Solutions segment focuses on developing and marketing value-added, customized motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and industrial markets. The Company has not aggregated individual operating segments within these reportable segments. The Company evaluates segment performance based primarily on net sales and earnings (loss) from continuing operations before income tax expense and minority interest.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize financial information by reportable segment.

	Year Ended August 31,
	2004	2003	2002
Net Sales:
Tools & Supplies	$416,117	$366,484	$259,508
Engineered Solutions	310,734	218,909	203,442

Totals	$726,851	$585,393	$462,950

Earnings (Loss) from Continuing Operations before Income Tax Expense and Minority Interest:
Tools & Supplies	$64,614	$52,791	$46,919
Engineered Solutions	37,554	27,795	28,788
General corporate and other	(63,343)	(35,469)	(52,797)

Totals	$38,825	$45,117	$22,910

Depreciation and Amortization:
Tools & Supplies	$8,561	$9,363	$7,982
Engineered Solutions	7,391	5,058	3,898
General corporate and other (1)	645	656	481

Totals	$16,597	$15,077	$12,361

Capital Expenditures:
Tools & Supplies	$3,627	$3,885	$3,441
Engineered Solutions	6,857	7,504	6,060
General corporate and other	451	1,282	543

Totals	$10,935	$12,671	$10,044

	August 31,
	2004	2003
Assets:
Tools & Supplies	$231,928	$204,787
Engineered Solutions	163,653	126,483
General corporate and other	28,555	27,407

Totals	$424,136	$358,677

(1)	Excludes amortization of debt issuance costs and debt discount of $1,423, $1,479, and $2,337 for the years ended August 31, 2004, 2003, and 2002 respectively.

The comparability of the segment data is impacted by the Kwikee, Dresco, and Kopp acquisitions, which occurred on September 3, 2003, December 30, 2003, and September 3, 2002, respectively. Kwikee is included in the Engineered Solutions segment and Dresco and Kopp are both in the Tools & Supplies segment. The comparability of General Corporate and Other results is impacted by a reduction in financing costs, net due to the repurchase of the 13% Notes and the convertible debt issuance in fiscal 2004, costs incurred for the early extinguishments of debt, and litigation charges.

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, and the retained interest in trade accounts receivable (subject to the accounts receivable securitization program discussed in Note 3, “Accounts Receivable Financing”).

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize financial information from continuing operations by geographic region.

	Year Ended August 31,
	2004	2003	2002
Net Sales:
United States	341,710	288,179	304,132
Netherlands	166,921	98,618	76,107
Germany	100,197	86,599	8,524
All Other	118,023	111,997	74,187

Totals	$726,851	$585,393	$462,950

	August 31,
	2004	2003
Long-Lived Assets:
United States	161,154	143,370
Netherlands	41,649	10,796
Germany	6,762	22,820
All Other	12,256	11,905

Totals	$221,822	$188,891

The comparability of the geographic data is impacted by the Kwikee, Dresco, and Kopp acquisitions, which occurred on September 3, 2003, December 30, 2003, and September 3, 2002, respectively. Kwikee is located in the United States, Dresco is located in the Netherlands, and a majority of Kopp’s operations are included in Germany. Long-lived assets held in Germany decreased in fiscal 2004 due to the sale of Kopp’s main facility in Germany.

The Company’s largest customer accounted for 7.1%, 5.8%, and 5.6% of its sales in fiscal 2004, 2003 and 2002, respectively. Export sales from domestic operations were less than 3% of total net sales in each of the periods presented.

Note 15.    Contingencies and Litigation

The Company had outstanding letters of credit of $6.1 million and $9.2 million at August 31, 2004 and 2003, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested businesses.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the Distribution, the Company assigned its rights in the leases used in the former Electronics segment, but was not released as a responsible party from all

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such leases by the lessors. Some of these businesses were subsequently sold to third parties. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $15.0 million at August 31, 2004. The future undiscounted minimum lease payments for these leases are as follows: $1.3 million in the balance of calendar 2004; $3.1 million in calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; and $9.1 million thereafter.

In fiscal 2003, the Company recorded a pre-tax charge of $6.5 million to recognize the impact of adverse developments in two separate litigation matters associated with businesses divested prior to the spin-off of the Electronics segment in July 2000, for which the Company retained indemnification risk. Both matters were settled and funded prior to August 31, 2003.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $1.9 million and $1.8 million were included in the Consolidated Balance Sheets at August 31, 2004 and 2003, respectively.

On August 9, 2000, Actuant’s board of directors approved an executive stock purchase plan (the “Executive Stock Purchase Plan”) to assist the Company’s executive officers in meeting their Actuant stock ownership requirements. Under terms of the Executive Stock Purchase Plan, eligible officers were able to borrow funds of up to four times their respective base salaries under a company-arranged loan program for the sole purpose of acquiring Actuant common stock on the open market. Full recourse loans under the program were made between a domestic financial institution and the executive officer. In the past, the Company had provided a guarantee to the financial institution in the amount of the aggregate outstanding loan balance. The Company suspended the practice of arranging new loans and providing new guarantees for the benefit of its executive officers under the Executive Stock Purchase Plan. The Company reimburses participants for cash interest paid on existing loans in excess of 4.0%. At August 31, 2004 and 2003, the aggregate amount of officer loans under the program that were guaranteed by the Company was $2.1 million and $3.1 million, respectively, at an average annual interest rate of 2.8% and 3.4%, respectively. The fair value of the common stock purchased under the plan for which loans are outstanding was $6.8 million and $7.2 million at August 31, 2004 and 2003, respectively. Expense recognized by the Company related to its share of the interest was less than $0.1 million during both fiscal 2004 and 2003. Generally, the executive retains the risk of any market gain or loss on the shares purchased. If the purchased shares are sold four years or longer after their purchase, the Company has agreed to reimburse 50% of any realized loss on the sale.

Note 16.    Subsequent Event

On September 16, 2004, the Company acquired Yvel S.A. (“Yvel”). Yvel, headquartered in Paris, France, is a leading provider of hydraulic latches to the European cab-over-engine truck market. In the transaction, the Company acquired 100% of the outstanding shares of Yvel for $9.0 million. The transaction was funded by borrowings under the Revolver.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal 2004 and fiscal 2003 is as follows:

	Year Ended August 31, 2004
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
Net sales	$166.6	$176.0	$196.5	$187.8	$726.9
Gross profit	54.6	54.8	61.7	60.1	231.2
Earnings from continuing operations	0.3	8.8	7.5	7.4	23.9
Discontinued operations, net of income taxes	—	—	—	10.9	10.9
Net earnings	$0.3	$8.8	$7.5	$18.3	$34.8

Earnings from continuing operations per share
Basic	0.01	0.37	0.31	0.31	1.01
Diluted	0.01	0.35	0.30	0.30	0.97
Discontinued operations, net of income taxes per share
Basic	—	—	—	0.46	0.46
Diluted	—	—	—	0.45	0.44
Net earnings per share
Basic	0.01	0.37	0.31	0.77	1.47
Diluted	0.01	0.35	0.30	0.75	1.41

	Year Ended August 31, 2003
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
Net sales	$147.9	$142.1	$147.2	$148.2	$585.4
Gross profit	45.9	46.5	48.8	48.8	190.0
Net earnings	$1.9	$7.1	$10.0	$10.0	$29.0

Net earnings per share
Basic	0.08	0.31	0.43	0.43	1.24
Diluted	0.08	0.29	0.41	0.41	1.18

The reader should read the footnotes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for items affecting quarterly results. The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

As allowed by current GAAP, the Company has excluded the potential conversion of 2% Convertible Notes into common stock in the quarterly diluted earnings per share calculations because the conditions under which conversion is allowed have not been met. The Emerging Issues Task Force (EITF) has proposed EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which will require the inclusion of the potential conversion of the Company’s 2% Convertible Notes into common stock in the diluted earnings per share calculation even if the conditions that must be satisfied to allow conversion have not been met. EITF 04-8 has not yet been ratified as of the date of this filing, however it is expected to be effective for reporting periods ending after December 15, 2004. The Company expects to adopt EITF No. 04-8 during the first quarter of fiscal 2005 and its adoption will have the following effect on fiscal 2004 quarterly diluted earnings per share:

•	There will be no impact on the first quarter results because the effect of the 2% Convertible Notes is anti-dilutive

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Second quarter diluted earnings per share will be reduced from $0.35 to $0.32

•	Third quarter diluted earnings per share will be reduced from $0.30 to $0.28

•	Fourth quarter diluted earnings per share from continuing operations will be reduced from $0.30 to $0.28

•	Fourth quarter diluted earnings per share from discontinued operations, net of taxes, will be reduced from $0.45 to $0.39

•	Fourth quarter diluted net earnings per share will be reduced from $0.75 to $0.66

•	Fiscal 2004 diluted earnings per share from continuing operations will be reduced from $0.97 to $0.92

•	Fiscal 2004 diluted earnings per share from discontinued operations, net of taxes, will be reduced from $0.44 to $0.39

•	Fiscal 2004 quarter diluted net earnings per share will be reduced from $1.41 to $1.31

The adoption of EITF No. 04-8 will not impact the fiscal 2003 quarterly results because the Company issued the 2% Convertible Notes in November 2003.

ACTUANT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

			Additions		Deductions
Description	Balance at Beginning of Period	Effect of Excluded Activity	Charged to Costs and Expenses	Net Acquired	Accounts Written Off Less Recoveries	Net Disposed	Other	Balance at End of Period

Deducted from assets to Which they apply:

Allowance for losses— Trade accounts receivable
August 31, 2004	$3,701	$—	$2,261	$131	$1,596	$—	$208	$4,704

August 31, 2003	$3,174	$—	$822	$1,533	$1,860	$—	$32	$3,701

August 31, 2002	$3,790	$—	$735	$—	$1,226	$—	$(125)	$3,174

Allowance for losses—Inventory
August 31, 2004	$9,375	$—	$4,193	$1,896	$5,673	$—	$562	$10,353

August 31, 2003	$4,904	$—	$2,602	$5,010	$3,400	$—	$259	$9,375

August 31, 2002	$5,857	$—	$1,667	$—	$2,750	$—	$130	$4,904

Valuation allowance—Income taxes
August 31, 2004	$13,986	$—	$2,826	$—	$1,226	$—	$(332)	$15,254

August 31, 2003	$9,723	$—	$6,504	$—	$1,969	$—	$(272)	$13,986

August 31, 2002	$5,358	$—	$4,765	$—	$357	$—	$(43)	$9,723

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the year ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the “Election of Directors” and “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” sections of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 7, 2005 (the “2005 Annual Meeting Proxy Statement”). See also “Executive Officers of the Registrant” in Part I hereof.

The Company has adopted a code of ethics that applies to its senior executive team, including its chief executive officer, chief financial officer and controller. The code of ethics is posted on the Company’s website at www.actuant.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the chief executive officer, chief financial officer or controller by posting such information on the Company’s website. Copies of the code of ethics will be provided free of charge upon written request directed to Andrew G. Lampereur, Executive Vice President and Chief Financial Officer, Actuant Corporation, P.O. Box 3241, Milwaukee, Wisconsin 53201.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the “Election of Directors,” “Board Meetings, Committees and Director Compensation” and the “Executive Compensation” sections (other than the subsections thereof entitled “Report of the Audit Committee,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Performance Graph”) of the 2005 Annual Meeting Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2005 Annual Meeting Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the “Executive Compensation” section of the 2005 Annual Meeting Proxy Statement.

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2005 Annual Meeting Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

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

2.  Financial Statement Schedules

See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data”.

3.  Exhibits

See “Index to Exhibits” beginning on page 75, which is incorporated herein by reference.

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

Dated: October 29, 2004

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

Signature	Title

/S/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Chairman of the Board, President and Chief Executive Officer, Director

/S/ H. RICHARD CROWTHER H. Richard Crowther	Director

/S/ GUSTAV H.P. BOEL Gustav H.P. Boel	Director and Executive Vice President—European Electrical

/S/ BRUCE S. CHELBERG Bruce S. Chelberg	Director

/S/ WILLIAM P. SOVEY William P. Sovey	Director

/S/ KATHLEEN J. HEMPEL Kathleen J. Hempel	Director

Signature	Title

/S/ WILLIAM K. HALL William K. Hall	Director

/S/ THOMAS J. FISCHER Thomas J. Fischer	Director

/S/ ROBERT A. PETERSON Robert A. Peterson	Director

/S/ ANDREW G. LAMPEREUR Andrew G. Lampereur	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*	Each of the above signatures is affixed as of October 29, 2004

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2004

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant’s Form 10-Q for quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant’s Form 10-K for the fiscal year ended August 31, 2003 (“2003 10-K”)

	(c) Amendment to Amended and Restated Articles of Incorporation		X

3.2	(a) Amended and Restated Bylaws	Exhibit 3.4 to the Registrant’s Form 10-Q for quarter ended May 31, 2001

	(b) Amendment No. 1 to Amended and Restated Bylaws	Exhibit 3.3 to the Registrant’s Form 10-K for fiscal year ended August 31, 2002 (“2002 10-K”)

4.1	Agreement for Purchase and Sale, Dated August 29, 1990, between Minnesota Mining and Manufacturing Company and Applied Power Inc., and seven related Leases, each dated April 29, 1991, Between Bernard Garland and Sheldon Garland, d/b/a Garland Enterprises, as Landlord, and Applied Power Inc., as Tenant	Exhibit 19.2(a)-(g) to the Registrant’s Form 10-Q for quarter ended May 31, 1991

4.2	Registration Rights Agreement dated August 1, 2000, relating to $200,000,000 Applied Power Inc. 13% Senior Subordinated Notes Due 2009	Exhibit 10.11 to the Registrant’s Form 8-K Dated as of August 14, 2000

4.3	Indenture, dated as of August 1, 2000, among Applied Power Inc. as issuer and the Subsidiary Guarantors and Bank One Trust Company, N.A.	Exhibit 10.12 to the Registrant’s Form 8-K Dated as of August 14, 2000

4.4	Purchase Agreement dated July 21, 2000, between Applied Power Inc. and the Initial Purchasers named therein	Exhibit 10.13 to the Registrant’s Form 8-K Dated as of August 14, 2000

†	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled instruments, or any unfiled exhibits or schedules to filed instruments, defining the rights of security holders.

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

4.5	Registration Rights Agreement, dated November 10, 2003, relating to $150,000,000 Actuant Corporation 2% Convertible Senior Subordinated Notes Due 2023	Exhibit 4.1 to the Registrant’s Form 10-Q for quarter ended November 30, 2003

4.6	Indenture, dated as of November 10, 2003, among Actuant Corporation as issuer and the Subsidiary Guarantors and U.S. Bank National Association relating to $150,000,000 Actuant Corporation 2% Convertible Senior Subordinated Notes Due 2023	Exhibit 4.2 to the Registrant’s Form 10-Q for quarter ended November 30, 2003

4.7	First Supplemental Indenture, dated as of January 14, 2004, to the Indenture dated August 1, 2000 relating to $200,000,000 Actuant Corporation 13% Senior Subordinated Notes Due 2009	Exhibit 4.3 to the Registrant’s Form 10-Q for quarter ended November 30, 2003

4.8	Credit Agreement dated as of February 19, 2004 among Actuant Corporation, the Lenders, and Bank One, NA, as LC Issuer and as Agent	Exhibit 4.1 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.9	Commercial Paper Agency Agreement dated as of March 26, 2004 between Actuant Corporation, as Issuer and U.S. Bank, NA, as Placement Agent	Exhibit 4.2 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.10	Issuing and Paying Agency Agreement dated March 26, 2004 between Actuant Corporation, as Issuer and U.S. Bank, NA, as Issuing and Paying Agent	Exhibit 4.3 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.11	Commercial Paper Placement Agreement dated March 5, 2004 between Actuant Corporation, as Issuer and M&I Marshall & Ilsley Bank, as Agent	Exhibit 4.4 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

10.1	(a) Applied Power Inc. 1990 Stock Option Plan adopted by Board of Directors on August 9, 1990 and approved by shareholders on January 7, 1991 (“1990 Plan”)	Exhibit A to the Registrant’s Proxy Statement dated December 5, 1990 For 1991 Annual Meeting of Shareholders

	(b) Amendment to 1990 Plan adopted by board of directors on August 10, 1992 and approved by shareholders on January 7, 1993	Exhibit 10.5(b) to the Registrant’s Form 10-K for fiscal year ended August 31, 1992

	(c) Amendment to 1990 Plan adopted by board of directors on May 8, 1997	Exhibit 10.4(c) to the Registrant’s Form 10-K for the fiscal year ended August 31, 1997 (“1997 10-K”)

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.2	(a) Applied Power Inc. 1989 Outside Directors’ Stock Option Plan adopted by board of directors on November 8, 1989 and approved by shareholders on January 13, 1990 (“1989 Plan”)	Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended August 31, 1989

	(b) Amendment to 1989 Plan Adopted by board of directors on November 9, 1990 and approved by shareholders on January 7, 1991	Exhibit 10.7(b) to the Registrant’s Form 10-K for the fiscal year ended August 31, 1990

	(c) Amendment to 1989 Plan Adopted by board of directors on October 31, 1996	Exhibit 10.7(c) to the Registrant’s Form 10-K for fiscal year ended August 31, 1996 (“1996 10-K”)

10.3	Outside Directors’ Deferred Compensation Plan adopted by Board of Directors on May 4, 1995	Exhibit 10.8 to the Registrant’s Form 10-K For fiscal year ended August 31, 1995

10.4	(a) 1996 Stock Plan adopted by board of directors on August 8, 1996 and proposed for shareholder approval on January 8, 1997	Annex A to the Registrant’s Proxy Statement dated November 19, 1996 for 1997 Annual Meeting of Shareholders

	(b) Amendment to 1996 Stock Plan adopted by board of directors on May 8, 1997	Exhibit 10.10(b) to the 1997 10-K

10.5	Form of Change in Control Agreement for Brian Kobylinski	Exhibit 10.21 to the 2000 10-K

10.6	Actuant Corporation Executive Stock Purchase Plan	Exhibit 10.22 to the 2000 10-K

10.7	Actuant Corporation 2001 Stock Plan	Exhibit B to the Registrant’s Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

10.8	(a) Actuant Corporation 2001 Outside Directors’ Stock Option Plan (“2001 Outside Directors’ Plan”)	Exhibit C to the Registrant’s Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

	(b) Amendment to 2001 Outside Directors’ Plan adopted by Board of Directors on November 7, 2002 and approved by shareholders on January 10, 2003	Exhibit 10.19(b) to the 2003 10-K

10.9	Receivables Sale Agreement dated as of May 30, 2001, among Actuant Corporation, Del City Wire Co., Inc., GB Tools and Supplies, Inc., Versa Technologies, Inc., and Engineered Solutions, L.P., as Originators, and Actuant Receivables Corporation, as Buyer	Exhibit 10.25 to the Registrant’s Form 10-Q For quarter ended May 31, 2001

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.10	Receivables Purchase Agreement dated as of May 30, 2001, among Actuant Receivables Corporation, as Seller, Actuant Corporation, as Initial Servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as Agent	Exhibit 10.26 to the Registrant’s Form 10-Q for quarter ended May 31, 2001

10.11	Description of Fiscal 2002 Management Bonus Arrangements*	Exhibit 10.27 to the Registrant’s Form 10-K for the fiscal year ended August 31, 2001 (“2001 10-K”)

10.12	Amendment No. 1, dated as of November 30, 2001, to the Receivables Sale Agreement dated as of May 31, 2001, among Actuant Corporation, Del City Wire Co., Inc., GB Tools and Supplies, Inc., Versa Technologies, Inc., and Engineered Solutions, L.P., as Existing Originators, Nielsen Hardware Corp., Actuant Receivables Corporation, as Buyer, and Wachovia Bank, N.A., as Agent	Exhibit 10.28 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.13	Amendment No. 1, dated as of November 30, 2001, to the Receivables Purchase Agreement dated as of May 31,2001, among Actuant Receivables Corporation, as Seller, Actuant Corporation, as Initial Servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as Agent.	Exhibit 10.29 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.14	Actuant Corporation Change in Control Agreement for Robert C. Arzbaecher dated January 7, 2002.	Exhibit 10.30 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.15	Actuant Corporation Change in Control Agreement for Andrew G. Lampereur dated January 7, 2002.	Exhibit 10.31 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.16	Underwriting Agreement, dated February 7, 2002 among Actuant Corporation and First Union Securities, Inc. ; ABN AMRO Rothschild LLC ; Robert W. Baird & Co. Incorporated and Bear, Stearns & Co. Inc.	Exhibit 1.1 to the Registrant’s Form 8-K dated February 7, 2002

10.17	Notice of Partial Redemption to the Holders of Applied Power, Inc. (N/K/A Actuant Corporation) 13% Series A Senior Subordinated Notes due 2009 (CUSIP No. 00508WAB2)	Exhibit 10.33 to the Registrant’s Form 10-Q for quarter ended February 28, 2002

10.18	Actuant Corporation Outside Directors’ Deferred Compensation Plan	Exhibit 99.1 to the Registrant’s Form S-8 dated May 24, 2002

10.19	Description of Fiscal 2003 Management Bonus Arrangements*	Exhibit 10.31 to the 2002 10-K

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.20	(a) Actuant Corporation 2002 Stock Plan	Exhibit A to the Registrant’s Proxy Statement, dated December 3, 2002 for the 2003 Annual Meeting of Shareholders

	(b) Amendment to 2002 Stock Plan adopted by Board of Directors on January 13, 2003	Exhibit 10.32 (b) to the 2003 10-K

10.21	Share Sale and Purchase and Option Agreement between Horst Michaels, Anni Simoneit, Arno Michaels, Bianca Michaels, Ute Michaels, and Applied Power Holding GmbH and Actuant Corporation dated July 22, 2002	Exhibit 10.32 to the 2002 10-K

10.22	Actuant Corporation Change in Control Agreement for Ronald Wieczorek dated November 8, 2002	Exhibit 10.34 to the 2002 10-K

10.23	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.35 to the 2002 10-K

10.24	Description of Fiscal 2004 Management Bonus Arrangements*	Exhibit 10.37 to the 2003 10-K/A

10.25	Actuant Corporation Change in Control Agreement for Guus Boel dated April 30, 2004	Exhibit 10.1 to the Registrant’s Form 10-Q for quarter ended May 31, 2004

10.26	Actuant Corporation Change in Control Agreement for Ed Staple dated April 30, 2004	Exhibit 10.2 to the Registrant’s Form 10-Q for quarter ended May 31, 2004

10.27	Actuant Corporation Change in Control Agreement for George Bowman dated April 30, 2004	Exhibit 10.3 to the Registrant’s Form 10-Q for quarter ended May 31, 2004

10.28	Actuant Corporation Change in Control Agreement for William S. Blackmore dated July 1, 2004	Exhibit 10.4 to the Registrant’s Form 10-Q for quarter ended May 31, 2004

10.29	Actuant Corporation Change in Control Agreement for Mark E. Goldstein dated August 19, 2004		X

10.30	Description of Fiscal 2005 Management Bonus Arrangements*		X

14	Code of Ethics	2003 10-K

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

*	Management contracts and executive compensation plans and arrangements.