Form 10-Q
period 2004-11-30
ACTUANT CORP
filed 2005-01-07
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2004 was 26,929,561.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, truck, automotive, industrial production, and construction industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material or labor cost increases, foreign currency risk, interest rate risk, commodity risk, the impact of geopolitical activity on the economy, the length of economic downturns in the Company’s markets, the resolution of contingent liabilities and other litigation matters, the Company’s ability to access capital markets, and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time.

When used herein, the terms “Actuant,” “we,” “us,” “our,” and the “Company” refer to Actuant Corporation and its subsidiaries.

We provide free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,
	2004	2003
Net sales	$199,677	$166,584
Cost of products sold	135,850	111,966

Gross profit	63,827	54,618

Selling, administrative and engineering expenses	35,957	33,349
Amortization of intangible assets	591	547

Operating profit	27,279	20,722

Financing costs, net	1,938	4,391
Charge for early extinguishment of debt	—	15,069
Other (income) expense, net	(1,219)	453

Earnings before income tax expense and minority interest	26,560	809

Income tax expense	9,110	283
Minority interest, net of income taxes	(56)	233

Net earnings	$17,506	$293

Earnings per share:
Basic	$0.73	$0.01
Diluted	$0.71	$0.01

Weighted average common shares outstanding:
Basic	23,877	23,539
Diluted	24,604	24,727

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	November 30, 2004	August 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,088	$6,033
Accounts receivable, net	112,895	90,433
Inventories, net	99,541	87,074
Deferred income taxes	11,681	11,126
Other current assets	4,812	7,648

Total current assets	236,017	202,314

Gross property, plant and equipment	156,887	148,511
Less: accumulated depreciation	(106,512)	(100,538)

Property, plant and equipment, net	50,375	47,972
Goodwill	155,415	145,387
Other intangible assets, net	22,565	22,127
Other long-term assets	6,373	6,336

Total Assets	$470,745	$424,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$803	$960
Trade accounts payable	68,247	64,165
Accrued compensation and benefits	19,952	21,401
Income taxes payable	11,890	9,608
Current maturities of long-term debt	4,135	3,863
Other current liabilities	39,866	34,627

Total current liabilities	144,893	134,624

Long-term debt, less current maturities	207,174	189,068
Deferred income taxes	9,706	8,376
Pension and postretirement benefit liabilities	30,486	28,862
Other long-term liabilities	13,915	31,218

Minority interest in net equity of consolidated affiliates	177	211

Shareholders’ Equity:
Class A common stock, $0.20 par value, authorized 42,000,000 shares, issued and outstanding 24,052,314 and 23,762,494 shares, respectively	4,810	4,753
Additional paid-in capital	(512,612)	(518,321)
Retained earnings	580,451	562,945
Stock held in trust	(1,140)	(806)
Deferred compensation liability	1,140	806
Accumulated other comprehensive loss	(8,255)	(17,600)

Total Shareholders’ Equity	64,394	31,777

Total Liabilities and Shareholders’ Equity	$470,745	$424,136

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2004	2003
Operating Activities
Net earnings	$17,506	$293
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,098	3,934
Amortization of debt discount and debt issuance costs	245	374
Write-off of debt discount and debt issuance costs in conjunction with early extinguishment of debt	—	1,385
Provision for deferred income taxes	549	820
(Gain) loss on disposal of assets	(179)	70
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	(11,034)	(8,355)
Inventories	(5,327)	(2,413)
Prepaid expenses and other assets	3,785	(326)
Trade accounts payable	(1,940)	(136)
Income taxes payable.	5,210	(5,835)
Reimbursement of tax refund to former subsidiary	(15,837)	—
Other accrued liabilities	(3,395)	(3,431)

Net cash used in operating activities	(6,319)	(13,620)

Investing Activities
Proceeds from sale of property, plant and equipment	357	—
Capital expenditures	(3,183)	(2,885)
Cash paid for business acquisitions, net of cash acquired	(8,952)	(33,197)

Net cash used in investing activities	(11,778)	(36,082)

Financing Activities
Partial redemption of 13% senior subordinated notes	—	(49,354)
Net proceeds from convertible senior subordinated note offering	—	145,216
Principal payments on term loans	(91)	(17,401)
Net borrowings (repayments) on revolving credit facilities and short-term borrowings	17,625	(1,185)
Stock option exercises and other	1,233	358

Net cash provided by financing activities	18,767	77,634

Effect of exchange rate changes on cash	385	167

Net increase in cash and cash equivalents	1,055	28,099

Cash and cash equivalents – beginning of period	6,033	4,593

Cash and cash equivalents - end of period	$7,088	$32,692

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2004 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company’s significant accounting policies are disclosed in its fiscal 2004 Annual Report on Form 10-K. For additional information, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2004 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2005.

Prior year financial statements have been reclassified where appropriate to conform to current year presentations.

Note 2. Acquisitions

Fiscal 2005

On September 16, 2004, the Company acquired 100% of the outstanding capital stock of Yvel S.A. (“Yvel” or the “Yvel Acquisition”) for $10.0 million of cash (net of $1.6 million of cash acquired). Included in the $10.0 million total cash purchase price is a closing working capital payment of $1.0 million made to the sellers on December 3, 2004 which was recorded in “Other current liabilities” at November 30, 2004 in the accompanying Condensed Consolidated Balance Sheet. There are no additional payments due to the sellers. Yvel, headquartered in Paris, France, is a leading provider of hydraulic latches to the European cab-over-engine heavy-duty truck market and is included in our Engineered Solutions segment. This transaction was funded through borrowings under the Company’s senior credit agreement. Yvel was an attractive acquisition candidate because of it’s market leadership and the synergistic opportunities with our Power-Packer truck business, as Yvel latches are often used in combination with Power-Packer cab-tilt systems to provide complete engine access solutions. The transaction was accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Condensed Consolidated Financial Statements only since the acquisition date. The purchase price allocation resulted in goodwill of $7.1 million and intangible assets of $0.6 million, consisting of trademarks, proprietary technology, and customer relationships.

See Note 17, “Subsequent Events,” for a discussion of acquisitions completed subsequent to November 30, 2004.

Fiscal 2004

On September 3, 2003, the Company acquired certain assets and assumed certain liabilities of Kwikee Products Company, Inc. (“Kwikee” or the “Kwikee Acquisition”) for $28.7 million of cash. Kwikee, headquartered in Cottage Grove, Oregon, is a leading provider of retractable step systems and storage tray systems for the North American recreational vehicle (“RV”) market and is included in our Engineered Solutions segment. During the first quarter of fiscal 2005 the Company settled the final payment obligation due to the sellers for $0.5 million, which resulted in an adjustment to recorded goodwill. This transaction was funded through borrowings under the Company’s senior secured credit agreement. Kwikee was an attractive acquisition candidate because it holds leading market positions in retractable step systems and storage tray systems and increases the Company’s content per vehicle in the important motorhome segment of the RV industry. In addition, Kwikee’s brand name, experienced management, and track record of profitable growth were all attractive factors in evaluating the acquisition. The transaction was accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Condensed Consolidated Financial Statements only since the acquisition date. The purchase price allocation resulted in goodwill of $20.1 million and intangible assets of $3.1 million, consisting of patents, trademarks, and customer relationships.

On December 30, 2003, the Company acquired 100% of the outstanding capital stock of Dresco B.V. (“Dresco” or the “Dresco Acquisition”) for $31.9 million of cash (net of $0.8 million of cash acquired). Dresco, headquartered in Wijchen, Netherlands, is a leading provider of electrical, plumbing and other supplies to the Benelux (Belgium, the Netherlands, and Luxembourg) home center market and is included in our Tools & Supplies segment. The purchase agreement requires additional payments to the sellers aggregating no less than $2.3 million and no more than $13.3 million, contingent on the Company achieving targeted net sales in the calendar years ended December 31, 2004 through 2006. The aggregate minimum payment of $2.3 million has been recorded as a liability in the preliminary purchase price allocation. Dresco was an attractive acquisition candidate because of its market leadership, the synergistic opportunities with Kopp (our German-based electrical home center supplier), and its logistics competencies. Dresco’s Benelux customer base provides the Company with geographic expansion opportunities for markets beyond those covered by Kopp in Germany, Austria, and Eastern Europe, and it’s non-electrical products, such as plumbing, expand the Tools & Supplies business product offering. A portion of the proceeds from the Company’s 2% Convertible Senior Subordinated Debentures offering in November 2003 was used to fund the transaction. The transaction was accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Condensed Consolidated Financial Statements only since the acquisition date. The purchase price allocation resulted in goodwill of $24.4 million and intangible assets of $2.5 million, consisting of trademarks, a non-compete agreement, and customer relationships.

The following unaudited pro forma results of operations of the Company for the three months ended November 30, 2004 and 2003, respectively, give effect to the Yvel and Dresco acquisitions as though the transactions had occurred on September 1, 2003.

	Three Months Ended November 30,
	2004	2003
Net sales:
As reported	$199,677	$166,584
Pro forma	$200,609	$180,255

Operating profit:
As reported	$27,279	$20,722
Pro forma	$27,376	$22,706

Net Earnings:
As Reported	$17,506	$293
Pro forma	$17,527	$1,345

Earnings per share:
Basic - as reported	$0.73	$0.01
Basic - pro forma	$0.73	$0.06

Diluted - as reported	$0.71	$0.01
Diluted - pro forma	$0.71	$0.05

The comparability of net earnings between the periods presented is impacted by a $9.8 million net of tax charge for the early extinguishment of debt included in the results for the three months ended November 30, 2003.

Note 3. Restructuring Reserve

The Company committed to integration plans to restructure portions of its Kopp operation during the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs, and the related reserves were established as part of the Kopp purchase price allocation. The reserve represents employee severance costs to be incurred in connection with the transfer of certain production out of Germany to lower cost locations and general reductions in the workforce. German employment has been reduced by over 200 employees, or nearly 30%. The $2.7 million of accrued severance costs at November 30, 2004 will be paid to former employees over the next two years as dictated by contractual arrangements with those employees.

A rollforward of the restructuring reserve (all of which relates to accrued severance costs) follows:

Accrued severance costs as of August 31, 2004	$2,815
Cash payments	(361)
Currency impact	241

Accrued severance costs as of November 30, 2004	$2,695

Note 4. Accounts Receivable Financing

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. The retained interest recorded at November 30, 2004 and August 31, 2004 is $16.3 million and $18.6 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The securitization program has a final maturity in May 2006, subject to annual renewal by the Purchaser. The total credit capacity under the program is approximately $35 million, with trade accounts receivables sold and being serviced by the Company totaling $24.6 million at both November 30, 2004 and August 31, 2004.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $51.7 million and $49.0 million for the three months ended November 30, 2004 and 2003, respectively. Cash collections of trade accounts receivable balances in the total receivable pool totaled $83.0 million and $78.4 million for the three months ended November 30, 2004 and 2003, respectively.

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

					Net Credit Losses
	Balance Outstanding		Balance Outstanding 60 Days or More Past Due		Three Months Ended November 30,
	November 30, 2004	August 31, 2004	November 30, 2004	August 31, 2004	2004	2003
Trade Accounts
Receivable Subject to Securitization Program	$40,933	$43,148	$2,126	$2,468	$146	$377
Trade Accounts
Receivable Balances Sold	24,617	24,571

Retained Interest	$16,316	$18,577

Accounts receivable financing costs of $0.2 million and $0.1 million for the three months ended November 30, 2004 and 2003, respectively, are included in financing costs, net in the accompanying Condensed Consolidated Statements of Earnings.

Note 5. Inventories, Net

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

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended November 30, 2004 are as follows:

	Tools & Supplies Segment	Engineered Solutions Segment	Total
Balance as of August 31, 2004	$66,943	$78,444	$145,387
Goodwill of acquired businesses	—	7,289	7,289
Currency impact	2,244	495	2,739

Balance as of November 30, 2004	$69,187	$86,228	$155,415

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of November 30, 2004 and August 31, 2004 are as follows:

	November 30, 2004			August 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$22,487	$10,712	$11,775	$22,440	$10,341	$12,099
Trademarks	5,544	1,799	3,745	5,196	1,724	3,472
Non-compete agreements	1,811	1,337	474	1,750	1,266	484
Other	2,963	983	1,980	2,632	868	1,764

Total	$32,805	$14,831	$17,974	$32,018	$14,199	$17,819

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of November 30, 2004 and August 31, 2004 are $4.6 million and $4.3 million, respectively. These assets are comprised of acquired tradenames.

Amortization expense recorded on the intangible assets listed in the above table for the three months ended November 30, 2004 and 2003 was $0.6 million and $0.5 million, respectively. Amortization expense for future years is estimated to be as follows: $2.4 million in fiscal 2005, $2.2 million in fiscal 2006, $2.1 million in fiscal 2007, $1.9 million in both fiscal 2008 and 2009, and $8.1 million thereafter. These estimates do not include the impact of the Key Components, Inc. acquisition that was completed on December 27, 2004 (See Note 17, “Subsequent Events,” for additional details).

Note 7. Accrued Product Warranty Costs

The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty during the three months ended November 30, 2004:

Balance as of August 31, 2004	$4,729
Provision for warranties	1,258
Warranty payments and costs incurred	(1,084)
Warranty reserves of acquired business	208
Currency impact	187

Balance as of November 30, 2004	$5,298

Note 8. Debt

The Company’s indebtedness, other than short-term borrowings, as of November 30, 2004 and August 31, 2004 was as follows:

	November 30, 2004	August 31, 2004
Senior revolving credit facility (the “Revolver”)	$38,000	$15,000
Commercial paper	18,882	23,800
Euro denominated term loans	4,427	4,131

Sub-total – Senior indebtedness	61,309	42,931

Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	150,000

Total debt, excluding short-term borrowings	211,309	192,931
Less: current maturities of long-term debt	(4,135)	(3,863)

Total long-term debt, less current maturities	$207,174	$189,068

At November 30, 2004, outstanding Revolver borrowings were at a weighted-average interest rate of 3.88%, which represents a variable index rate plus a spread. A non-use fee is payable quarterly on the average unused credit line under the Revolver. At November 30, 2004, the non-use fee was 0.25%. Borrowings and non-use fees under the Revolver are subject to a pricing grid, which can result in further increases or decreases on a quarterly basis, depending on the Company’s leverage ratios. The unused and available credit line under the Revolver at November 30, 2004 was approximately $192.0 million. The Revolver contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, acquisitions, dividends and other restricted payments. As of November 30, 2004 the Company was in compliance with all debt covenants.

In December 2004, the Company amended the Revolver to provide for additional borrowing capacity to fund the acquisition of Key Components, Inc. See Note 17, “Subsequent Events,” for additional details.

At November 30, 2004, there was $18.9 million of commercial paper outstanding, all of which had original maturity terms of 60 days or less and were at an average interest rate of 2.40%, including issuance fees. Total commercial paper outstanding cannot exceed $50.0 million under the terms of the Revolver. The Revolver provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balance of the Revolver and Commercial Paper facility cannot exceed $250.0 million.

Note 9. Stock Option Plans

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No employee or outside director compensation costs related to stock option grants are reflected in net income, as all option awards granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For purposes of pro forma disclosures under SFAS No. 123, “Accounting for Stock based Compensation,” the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the three months ended November 30, 2004 and 2003 are as follows:

	Three Months Ended November 30,
	2004	2003
Net earnings, as reported	$17,506	$293
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(571)	(439)

Pro forma net earnings (loss)	$16,935	$(146)

Earnings (loss) per share:
Basic – as reported	$0.73	$0.01
Basic – pro forma	$0.71	$(0.01)
Diluted – as reported	$0.71	$0.01
Diluted – pro forma	$0.69	$(0.01)

Note 10. Employee Benefit Plans

The Company provides defined benefit pension and other postretirement benefits to certain employees of domestic businesses it acquired that were entitled to those benefits prior to acquisition. At November 30, 2004 and August 31, 2004, the domestic defined benefit pension plans consisted of two plans, which cover certain employees and executives of a business acquired in 1997. The domestic plans are frozen and as a result plan participants no longer earn future benefits.

Certain former employees of acquired domestic businesses who retired before February 1, 1994 (and their dependents) have the option of being covered under the Company’s postretirement medical plans. In addition, retiree life insurance is available to certain employees hired before 1988. The postretirement benefit liability related to these plans is unfunded. Most individuals receiving postretirement health care benefits under these programs are required to make monthly contributions to defray a portion of the cost. Retiree contributions are adjusted annually. The accounting for retiree health care benefits assumes retirees will continue to contribute toward the cost of such benefits. Retirees currently do not contribute toward the cost of life insurance.

The Company also maintains defined benefit pension plans for certain employees in various foreign countries. At November 30, 2004 and August 31, 2004, the foreign defined benefit pension plans consisted of five separate plans that covered employees in Germany, the Netherlands, and Japan. Future benefits are earned with respect to the foreign plans.

Components of net periodic benefit costs were as follows:

	Three Months Ended November 30,
	2004	2003
Domestic Defined Benefit Pension Plans
Interest cost	$231	$230
Expected return on assets	(223)	(225)
Amortization of actuarial loss	108	74

Net periodic benefit cost	$116	$79

Domestic Postretirement Medical Benefit Plans
Service cost	$4	$2
Interest cost	52	88
Amortization of actuarial gain	(96)	(48)

Net periodic benefit (credit) cost	$(40)	$42

Foreign Defined Benefit Pension Plans
Service cost	$113	$120
Interest cost	238	218
Expected return on assets	(14)	(12)
Amortization of actuarial (gain) loss	(1)	(8)

Net periodic benefit cost	$336	$318

The Company contributed $0.4 million in December 2004 to a domestic defined benefit pension plan, and will not be required to make any additional contributions to its pension plans in fiscal 2005. Postretirement medical claims and a majority of foreign defined pension benefits are paid as incurred.

Note 11. Distribution of Electronics Segment

On July 31, 2000, the Company distributed its former Electronics segment (“APW”) to shareholders in the form of a special dividend (the “Distribution”). During the third quarter of fiscal 2002, APW and one of its wholly owned indirect subsidiaries commenced prepackaged bankruptcy cases in the United States Bankruptcy Court for the Southern District of New York. No other subsidiaries of APW have filed Chapter 11 cases. On July 31, 2002, APW and the wholly owned subsidiary emerged from bankruptcy.

In its bankruptcy filing, APW disclosed that it was rejecting the majority of the agreements entered into between it and the Company at the time of the Distribution that govern a variety of indemnification matters between the parties, including income tax indemnifications relating to years prior to the Distribution and the Distribution itself.

On August 6, 2002 the Company and APW entered into an agreement which provides, among other things, that the right of offset asserted by the Company with respect to approximately $23.8 million of income tax refunds (the “Offset Funds”) which the Company held on behalf of APW is an allowed secured claim which is unimpaired in APW bankruptcy proceeding; and, further, that the Company may retain possession of the Offset Funds and may use such Offset Funds to, among other things, reimburse itself for certain estimated costs arising from the Company’s Distribution of APW. In November 2004, the Company entered into an agreement with APW to reimburse them for the remaining Offset Funds, prior to the contractual settlement date, in exchange for allowing the Company to retain $2.0 million of the Offset Funds for their own use. The $15.8 million reimbursement payment to APW fully satisfied APW’s interest in the Offset Funds, and this favorable settlement resulted in a $2.0 million pre-tax gain, which was recorded in “Other expense (income), net” on the Condensed Consolidated Statements of Earnings for the three months ended November 30, 2004.

Note 12. Earnings Per Share

The reconciliations between basic and diluted earnings per share for the three months ended November 30, 2004 and 2003 are as follows:

	Three Months Ended November 30,
	2004	2003
Numerator:
Net earnings	$17,506	$293

Denominator:
Weighted average common shares outstanding for basic earnings per share	23,877	23,539
Net dilutive effect of stock options based on the treasury stock method using average market price	727	1,188

Weighted average common and equivalent shares outstanding for diluted earnings per share	24,604	24,727

Basic Earnings Per Share	$0.73	$0.01
Diluted Earnings Per Share	$0.71	$0.01

In November 2003, the Company sold $150.0 million of 2% Convertible Notes due November 15, 2023. The 2% Convertible Notes bear interest at a rate of 2.0% annually. The 2% Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 25.0563 shares per $1,000 of principal amount, which equals a conversion price of approximately $39.91 per share. See Note 6, “Debt,” in the Notes to Consolidated Financial Statements in the Company’s fiscal 2004 Annual Report on Form 10-K for a complete discussion of conditions that must be met for the 2% Convertible Notes to be converted. The Company has excluded the potential conversion of 2% Convertible Notes into common stock in its diluted earnings per share calculations because the conditions under which conversion is allowed have not been met. The Emerging Issues Task Force (EITF) has issued EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which will require the inclusion of the potential conversion of the Company’s 2% Convertible Notes into common stock in the diluted earnings per share calculation even if the conditions that must be satisfied to allow conversion have not been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The Company will adopt EITF No. 04-8 during the second quarter of fiscal 2005 and will retroactively restate it’s fiscal 2004 and first quarter of fiscal 2005 diluted earnings per share. The Company currently estimates that the adoption of EITF 04-8 will cause diluted earnings per share during the first quarter of fiscal 2005 to be reduced from $0.71 to $0.63. The adoption of EITF 04-8 will not impact diluted earnings per share for the first quarter of fiscal 2004 because the effect is anti-dilutive.

In December 2004, the Company sold, pursuant to an underwritten public offering, 2,875,000 shares of previously unissued shares of Class A Common Stock. See Note 17, “Subsequent Events,” for additional details.

Note 13. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended November 30,
	2004	2003
Net earnings	$17,506	$293
Accumulated foreign currency translation adjustments	9,345	4,015
Other items, net of taxes	—	9

Comprehensive income	$26,851	$4,317

Note 14. Segment Information

The Company has two reportable segments: Tools & Supplies and Engineered Solutions, with separate and distinct operating management and strategies. The Tools & Supplies segment is primarily involved in the design, manufacture and distribution of tools and supplies to the retail, construction, electrical wholesale, industrial and production automation markets. The Engineered Solutions segment focuses on developing and marketing value-added, customized motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and industrial markets. The Company has not aggregated individual operating segments within these reportable segments. The Company evaluates segment performance based primarily on net sales and earnings (loss) before income tax expense and minority interest.

The following tables summarize financial information by reportable segment.

	Three Months Ended November 30,
	2004	2003
Net Sales:
Tools & Supplies	$112,537	$96,335
Engineered Solutions	87,140	70,249

Total	$199,677	$166,584

Earnings (Loss) Before Income Taxes and Minority Interest:
Tools & Supplies	$17,443	$14,585
Engineered Solutions	11,588	8,255
General Corporate and Other	(2,471)	(22,031)

Total	$26,560	$809

	November 30, 2004	August 31, 2004
Assets:
Tools & Supplies	$252,791	$231,928
Engineered Solutions	190,361	163,653
General Corporate and Other	27,593	28,555

Total	$470,745	$424,136

The comparability of the segment data is impacted by the Yvel and Dresco acquisitions, which occurred on September 16, 2004 and December 30, 2003, respectively. Yvel is included in the Engineered Solutions segment and Dresco is in the Tools & Supplies segment. The comparability of General Corporate and Other results is impacted by a reduction in financing costs due to the repurchase of the remaining 13% Notes during fiscal 2004 and the impact of the convertible debt issuance in fiscal 2004, as well as costs incurred for the early extinguishments of debt.

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, and the retained interest in trade accounts receivable (subject to the accounts receivable securitization program discussed in Note 4, “Accounts Receivable Financing”).

Note 15. Contingencies and Litigation

The Company had outstanding letters of credit of $5.5 million and $6.1 million at November 30, 2004 and August 31, 2004, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested businesses.

The Company is party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor, patent claims, and indemnification disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and such loss can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the Distribution, the Company assigned its rights in the leases used in the former Electronics segment, but was not released as a responsible party from all such leases by the lessors. Some of these businesses were subsequently sold to third parties. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $14.3 million at November 30, 2004. The future undiscounted minimum lease payments for these leases are as follows: $0.3 million in the balance of calendar 2004; $3.1 million in calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; $1.9 million in calendar 2009; and $7.2 million thereafter.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $1.9 million were included in the Condensed Consolidated Balance Sheets at both November 30, 2004 and August 31, 2004.

Note 16. New Accounting Pronouncements

The Emerging Issues Task Force (EITF) has issued EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which will require the inclusion of the potential conversion of the Company’s 2% Convertible Notes into common stock in the diluted earnings per share calculation even if the conditions that must be satisfied to allow conversion have not been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The Company will adopt EITF No. 04-8 during the second quarter of fiscal 2005. See Note 12, “Earnings Per Share”, for a description of the impact of this new accounting rule.

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123-Revised supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting period. SFAS No. 123-Revised is effective for all periods beginning after June 15, 2005. The Company currently accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No employee or outside director compensation costs related to stock option grants are currently reflected in net income, as all option awards granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company is required to adopt SFAS No. 123-Revised by the first quarter of fiscal year 2006. See Note 9, “Stock Option Plans,” for pro forma information if the Company had elected to adopt the requirements of the previously issued SFAS No. 123.

Note 17. Subsequent Events

On December 1, 2004, the Company acquired A.W. Sperry Instruments, Inc. (“Sperry”). Sperry, headquartered in Hauppauge, New York, maintains a leading market position selling electrical test meters and instruments to the do-it-yourself retail channels. In the transaction, the Company acquired 100% of the outstanding shares of Sperry for $12.5 million in cash. The transaction was funded by borrowings under the Revolver.

On December 27, 2004, the Company acquired Key Components, Inc. (“KCI”). Total consideration paid for the transaction was approximately $315.0 million, including the assumption of approximately $80.0 million of KCI’s 10.5% senior notes. KCI, headquartered in Tarrytown, New York, is a leading manufacturer of custom engineered products for a diverse array of end-user markets. The products offered through KCI’s six operating businesses consist of specialty electrical components, power conversion products, high-voltage utility switches, flexible shafts, and turbocharger components. Each of KCI’s operating businesses will fit into one of Actuant’s business segments, Tools & Supplies or Engineered Solutions. As discussed in more detail below, the transaction was funded by borrowings under the Company’s existing Senior Credit Facility, as amended in December 2004, and through a public offering of Class A Common Stock in December 2004.

The Company completed an amendment to its Senior Credit Facility in December 2004. The amendment provides for a $250.0 million term loan in addition to the existing $250.0 million revolving credit facility. The $250.0 million term loan will initially bear interest at LIBOR plus 1.25% and will be repaid in installments starting in fiscal 2007. In connection with the amendment, the Company incurred approximately $2.5 million of debt issuance costs, which will be amortized over the five year period of the term loan. The proceeds from the term loan will be used to fund the KCI acquisition.

In December 2004, the Company sold, pursuant to an underwritten public offering, 2,875,000 shares of previously unissued Class A Common Stock at a price of $49.50 per share. Cash proceeds from the offering, net of underwriting discounts, were approximately $135.2 million. In addition to underwriting discounts, the Company incurred approximately $1.3 million of additional accounting, legal and other expenses related to the offering that were charged to additional paid-in-capital. The proceeds will be used to fund the call of the $80.0 million of 10.5% senior notes assumed in the KCI acquisition and pay down outstanding borrowings on the Company’s Revolver and Commercial Paper facility.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We are a diversified global manufacturer and marketer of a broad range of industrial products and systems, organized into two reportable segments, Tools & Supplies and Engineered Solutions. Our Tools & Supplies segment provides branded specialized electrical and industrial tools and supplies to hydraulic and electrical wholesale distributors, to catalog houses and through various retail distribution channels. Our Engineered Solutions segment’s primary expertise is in designing, manufacturing and marketing customized motion control systems primarily for automotive, recreational vehicle and truck original equipment manufacturers (“OEMs”) in diversified niche markets. We believe that our strength in these product categories is the result of a combination of our brand recognition, proprietary engineering and design competencies, dedicated service philosophy, and global manufacturing and distribution capabilities.

Our long-term goal is to grow annual diluted earnings per share excluding unusual or non-recurring items (“EPS”) by 15% to 20%. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rate of the gross domestic product. In addition to internal sales growth, we are focused on an acquisition strategy that identifies complementary businesses that can be acquired. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our EPS growth goal. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund both acquisitions and internal growth opportunities. Our application of this strategy has generated favorable results, including significant debt reduction and profitability growth over the past five years.

Results of Operations for the Three Months Ended November 30, 2004 and 2003

In thousands, except per share amounts

	Three Months Ended November 30,
	2004	2003
Net Sales	$199,677	$166,584
Cost of Products Sold	$135,850	$111,966

Gross Profit	$63,827	$54,618
Gross Profit Margin	32.0%	32.8%
Selling, Administrative and Engineering Expenses (“SAE”)	$35,957	$33,349
SAE as a Percentage of Net Sales	18.0%	20.0%
Amortization of Intangible Assets	$591	$547

Operating Profit	$27,279	$20,722
Operating Profit Margin	13.7%	12.4%
Financing Costs, net	$1,938	$4,391
Charge for Early Extinguishment of Debt	$—	$15,069
Other (Income) Expense, net	$(1,219)	$453

Earnings Before Income Tax Expense and Minority Interest	$26,560	$809

On September 16, 2004, the Company acquired 100% of the outstanding capital stock of Yvel S.A. (“Yvel” or the “Yvel Acquisition”), and on December 30, 2003 the Company acquired 100% of the outstanding capital stock of Dresco B.V. (“Dresco” or the “Dresco Acquisition”). Yvel is included in the Company’s Engineered Solutions segment, while Dresco is included in the Tools & Supplies segment. Both of these transactions impact the comparability of the operating results for the three months ended November 30, 2004 and 2003. See Note 2, “Acquisitions” in Notes to Condensed Consolidated Financial Statements for further information. Additionally, the weak US dollar favorably impacted comparisons of current year results to the prior year results due to the translation of non-US dollar denominated subsidiary results.

Consolidated net sales increased by $33.1 million, or 20%, from $166.6 million during the first quarter of fiscal 2004 to $199.7 million during the first quarter of fiscal 2005. Excluding acquisitions and the $7.2 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2005 first quarter consolidated net sales increased approximately 6%. The changes in net sales due to operating segment results are discussed in further detail below.

Consolidated earnings before income taxes and minority interest during the first quarter of fiscal 2005 were $26.6 million, compared with $0.8 million during the first quarter of fiscal 2004. In addition to the impact of the Yvel and Dresco Acquisitions and the weak US dollar, the comparability of consolidated earnings before income taxes and minority interest was impacted by the $15.1 million pre-tax charge for the early extinguishment of debt during the three months ended November 30, 2003. The changes in earnings before income taxes and minority interest due to operating segment results and financing costs are discussed in further detail below.

Tools & Supplies Segment Results

	Three Months Ended November 30,
	2004	2003
Net Sales	$112,537	$96,335
Cost of Products Sold	$69,863	$58,670

Gross Profit	$42,674	$37,665
Gross Profit Margin	37.9%	39.1%
Selling, Administrative and Engineering Expenses (“SAE”)	$24,575	$22,996
SAE as a Percentage of Net Sales	21.8%	23.9%
Amortization of Intangible Assets	$381	$308

Operating Profit	$17,718	$14,361
Operating Profit Margin	15.7%	14.9%
Other Expense (Income), net	$275	$(224)

Earnings Before Income Tax Expense and Minority Interest	$17,443	$14,585

Net sales during the first quarter of fiscal 2005 increased $16.2 million, or 17%, to $112.5 million from $96.3 million during the first quarter of fiscal 2004. Dresco, which was acquired on December 30, 2003, comprised 60% of the increase, while currency translation rate changes positively impacted net sales by $4.4 million during the first quarter of fiscal 2005. Excluding the Dresco Acquisition and currency rate changes, core sales increased 2%. Core sales increased 11% in the Enerpac business due to successful efforts to obtain integrated system contracts worldwide and an increase in overall demand, while core sales declined approximately 3% in the Electrical business, reflecting weak demand and the loss of a region from a North American retail home center customer during the second half of fiscal 2004.

Gross profit during the three months ended November 30, 2004 increased by $5.0 million, or 13%, to $42.7 million from $37.7 million primarily due to the higher sales. Excluding the $1.7 million impact of foreign currency rate changes on translated results, gross profit increased 9%. Gross profit margins decreased from 39.1% during the first quarter of fiscal 2004 to 37.9% during the first quarter of fiscal 2005. Excluding the impact of Dresco’s comparatively lower gross profit margins, gross profit margins increased slightly during the first quarter of fiscal 2005, reflecting positive sales mix offset by increasing raw materials prices and reduced absorption from the decrease in production volumes in the Electrical business.

SAE increased by $1.6 million, or 7%, from $23.0 million during the first quarter of fiscal 2004 to $24.6 million during the first quarter of fiscal 2005. Excluding the $1.0 million impact of foreign currency rate changes on translated results, SAE increased 2%. This increase is mainly due to the impact of the Dresco Acquisition, which was partially offset by the benefits of ongoing cost reduction actions.

Engineered Solutions Segment Results

	Three Months Ended November 30,
	2004	2003
Net Sales	$87,140	$70,249
Cost of Products Sold	$65,987	$53,296

Gross Profit	$21,153	$16,953
Gross Profit Margin	24.3%	24.1%
Selling, Administrative and Engineering Expenses (“SAE”)	$8,738	$7,939
SAE as a Percentage of Net Sales	10.0%	11.3%
Amortization of Intangible Assets	$210	$239

Operating Profit	$12,205	$8,775
Operating Profit Margin	14.0%	12.5%
Other Expense, net	$617	$520

Earnings Before Income Tax Expense and Minority Interest	$11,588	$8,255

Net sales increased by $16.9 million, or 24%, from $70.2 million during the three months ended November 30, 2003 to $87.1 million during the three months ended November 30, 2004. Yvel, which was acquired on September 16, 2004, comprised 31% of the increase, while currency translation rate changes positively impacted sales during the first quarter of fiscal 2005 by $2.8 million. Excluding the impact of the Yvel Acquisition and foreign currency translation, core sales during the first quarter of fiscal 2005 increased 12%. With the exception of sales to the recreational vehicle (RV) market, core sales to all other markets grew in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The 18% core sales decrease to the RV market was due to reduced production levels at a number of RV OEM’s, lower retail RV sales, and lost business during the second half of fiscal 2004. Core sales to the automotive market increased 40%, reflecting the continued benefit of the introduction of new convertible models in Europe and North America during the past twelve months, as well as increased demand for certain existing models. We expect the growth in automotive sales to slow as we reach the start of production anniversary dates on a number of the newer platforms in future quarters. Core sales to the heavy-duty truck market increased 15% due to the strength of the overall European truck market and market share gains by our OEM customers.

Gross profit increased by $4.2 million, or 25%, from $16.9 million during the first quarter of fiscal 2004 to $21.1 million during the first quarter of fiscal 2005 primarily due to sales growth. Excluding the $0.5 million positive impact of foreign currency rate changes on translated results, gross profit increased 22%. Gross profit margins increased slightly from 24.1% during the first quarter of fiscal 2004 to 24.3% during the comparable period for fiscal 2005 due to the benefits of improved efficiencies and increased production volumes, offset by rising raw material costs.

SAE increased by $0.8 million, or 10%, from $7.9 million during the three months ended November 30, 2003 to $8.7 million during the comparable period in fiscal 2005. Excluding the $0.3 million impact of foreign currency rate changes on translated results, SAE increased 7%. The increase is primarily due to the impact of the Yvel Acquisition and increased spending to support overall growth in this segment.

General Corporate Results

	Three Months Ended November 30,
	2004	2003
Selling, Administrative and Engineering Expenses (“SAE”)	$2,644	$2,414
Financing Costs, net	1,938	4,391
Charge for Early Extinguishment of Debt	—	15,069
Other (Income) Expense, net	(2,111)	147

Loss Before Income Tax Expense and Minority Interest	$(2,471)	$(22,031)

Financing costs, net declined 56% from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 due to the gradual replacement of all outstanding 13% Notes throughout fiscal 2004 with lower interest rate debt such as the 2% Convertible Notes and the Revolver. See “Liquidity and Capital Resources” below for further information.

During the first quarter of fiscal 2004, the Company retired $49.4 million (gross principal amount) of its senior subordinated notes due 2009 (“13% Notes”) acquired through open market and negotiated purchases. The Company recorded a pre-tax charge of $15.1 million related to the redemption of the 13% Notes. The pre-tax charge consisted of the $13.7 million bond redemption premium payments and a $1.4 million non-cash write-off of the associated debt discount and debt issuance costs.

See Note 11, “Distribution of Electronics Segment,” in Notes to Condensed Consolidated Financial Statements for discussion of the $2.0 million gain recognized during the first quarter of fiscal 2005.

Restructuring Reserves

The Company committed to integration plans to restructure portions of its Kopp operation during the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs, and the related reserves were established as part of the Kopp purchase price allocation. The reserve represents employee severance costs to be incurred in connection with the transfer of certain production out of Germany to lower cost locations and general reductions in the workforce. German employment has been reduced by over 200 employees, or nearly 30%.

The $2.7 million of accrued severance costs at November 30, 2004 will be paid to former employees over the next two years as dictated by contractual arrangements with those employees.

A rollforward of the restructuring reserve (all of which relates to accrued severance costs) follows:

Accrued severance costs as of August 31, 2004	$2,815
Cash payments	(361)
Currency impact	241

Accrued severance costs as of November 30, 2004	$2,695

Liquidity and Capital Resources

Cash and cash equivalents totaled $7.1 million and $6.0 million at November 30, 2004 and August 31, 2004, respectively. Our goal is to maintain low cash balances, utilizing any excess cash to pay down debt in an effort to minimize financing costs.

The Company reported cash used in operating activities of $6.3 million and $13.6 million during the three months ended November 30, 2004 and 2003, respectively. The cash flows for the first quarter of fiscal 2005 include the impact of the $15.8 million reimbursement to APW, and the cash flows of the first quarter of fiscal 2004 include approximately $8.4 million of premiums paid to bondholders for 13% Note repurchases, net of the related tax benefit. First quarter of fiscal 2005 cash provided from operating activities, after considering the reimbursement to APW and premiums paid to bondholders, increased as compared to the first quarter of fiscal 2004 due to improved profitability resulting from the Yvel and Dresco acquisitions and core business growth, reduced cash payments for interest of approximately $5.6 million, and the active management of our primary working capital. Operating cash flow during the first quarter of each fiscal year is typically weaker than the other fiscal quarters due to the seasonal build-up of primary working capital.

Cash used in investing activities was $11.8 million and $36.1 million during the three months ended November 30, 2004 and 2003, respectively. The Company used $9.0 million to fund the closing of the Yvel acquisition during the first quarter of fiscal 2005, and used $28.2 million for the acquisition of Kwikee during the first quarter of fiscal 2004. Additionally, $5.0 million was used in the first quarter of fiscal 2004 to fund the purchase of the Kopp minority interest and pay the Kopp deferred purchase price. Capital expenditures were fairly consistent, totaling $3.2 million and $2.9 million during the three months ended November 30, 2004 and 2003, respectively.

The Company utilized borrowings of $17.6 million on its revolving credit facilities during the three months ended November 30, 2004 to fund the cash used in operating and investing activities as discussed above. Net cash provided by financing activities totaled $77.6 million for the three months ended November 30, 2003. In November 2003, the Company sold an aggregate principal amount of $150.0 million of 2% Convertible Notes due November 15, 2023. Net proceeds from the issuance of the 2% Convertible Notes totaled $145.2 million. Additionally, during the first quarter of fiscal 2004 the Company redeemed $49.4 million of 13% Notes through open market purchases and made optional prepayments of $13.0 million on the term loan under the senior secured credit agreement and $4.3 million on the Euro denominated term loans.

In December 2004, the Company sold, pursuant to an underwritten public offering, 2,875,000 shares of previously unissued Class A Common Stock to fund the acquisition of Key Components, Inc and pay down outstanding revolving borrowings. Net proceeds, net of underwriting discounts and additional legal and accounting expenses, were approximately $133.9 million. See Note 17, “Subsequent Events,” in Notes to Condensed Consolidated Financial Statements for additional details.

Debt

Debt outstanding at November 30, 2004 totaled $212.1 million, an $18.2 million increase from the $193.9 million at August 31, 2004. The net increase was attributable to $9.0 million of borrowings to fund the Yvel acquisition and $15.8 million of borrowings to reimburse APW for the fiscal 2000 income tax refund. These increases in debt were partially offset by cash flow from operations.

At November 30, 2004, outstanding Revolver borrowings were at a weighted-average interest rate of 3.88%, which represents a variable index rate plus a spread. A non-use fee is payable quarterly on the average unused credit line under the Revolver. At November 30, 2004, the non-use fee was 0.25%. Borrowings and non-use fees under the Revolver are subject to a pricing grid, which can result in further increases or decreases on a quarterly basis, depending on the Company’s leverage ratios. The unused and available credit line under the Revolver at November 30, 2004 was approximately $192.0 million.

The Revolver contains customary limits and restrictions concerning investments, sales of assets, liens on assets, acquisitions, dividends, and other restricted payments. In addition, the Company must comply with two separate financial ratio covenants on a quarterly basis: the Leverage Ratio and the Fixed Charge Coverage Ratio. The Leverage Ratio measures indebtedness (as defined by the Revolver) as a multiple of earnings before interest, taxes, depreciation, and amortization (as defined by the Revolver). The maximum Leverage Ratio allowed by the Revolver is 3.50. For the twelve months ended November 30, 2004, the Company’s Leverage Ratio was 2.05, including the impact of accounts receivable sold under the accounts receivable securitization program. The Fixed Charge Coverage Ratio measures earnings before interest, taxes, depreciation, and amortization adjusted for capital expenditures and lease payments (as defined by the Revolver) as a multiple of interest expense (as defined by the Revolver). The minimum Fixed Charge Coverage Ratio allowed by the Revolver is 1.75. For the twelve months ended November 30, 2004, the Company’s Fixed Charge Coverage Ratio was 2.51.

In December 2004, the Company amended the Revolver to provide for additional borrowing capacity to fund the acquisition of Key Components, Inc. See Note 17, “Subsequent Events,” in Notes to Condensed Consolidated Financial Statements for additional details.

At November 30, 2004, there was $18.9 million of commercial paper outstanding, all of which had original maturity terms of 60 days or less and were at an average interest rate of 2.40%, including issuance fees. Total commercial paper outstanding cannot exceed $50.0 million under the terms of the Revolver. The Revolver provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balance of the Revolver and Commercial Paper facility cannot exceed $250.0 million.

The Company has made considerable progress in its efforts to reduce its financing costs over the past several years. Financing costs, net were $1.9 million during the first quarter of fiscal 2005, compared with $4.4 million during the first quarter of fiscal 2004. A major part of this reduction was the gradual replacement of 13% Notes with less expensive forms of debt, such as 2% Convertible Notes and Revolver borrowings. Throughout fiscal year 2004, the Company retired all of its remaining 13% Notes outstanding through open market and negotiated purchases of $49.4 million and $31.5 million during the first and third quarters, respectively; a cash tender and consent solicitation for $28.0 million of 13% Notes outstanding during the fourth quarter; and the establishment of a defeasance trust for the remaining $1.2 million of 13% Notes outstanding during the fourth quarter.

See the “Timing of Commitments” table below for the maturities schedule of long-term debt outstanding at November 30, 2004.

The Company was not party to any interest rate swaps at November 30, 2004 or August 31, 2004.

Commitments and Contingencies

The Company leases certain facilities, computers, equipment and vehicles under various operating lease agreements, generally over periods from one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. See the “Timing of Commitments” table below for further information.

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the Distribution, the Company assigned its rights in the leases used in the former Electronics segment, but was not released as a responsible party from all such leases by the lessors. Some of these businesses were subsequently sold to third parties. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $14.3 million at November 30, 2004. The future undiscounted minimum lease payments for these leases are as follows: $0.3 million in the balance of calendar 2004; $3.1 million in calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; $1.9 million in calendar 2009; and $7.2 million thereafter.

As more fully discussed in Note 4, “Accounts Receivable Financing” in the Notes to Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $24.6 million at both November 30, 2004 and August 31, 2004, respectively. If the Company were to discontinue this securitization program, at November 30, 2004 it would have been required to borrow approximately $24.6 million to finance the working capital increase. Total capacity under the program is approximately $35 million.

Cash outflows totaling approximately $2.7 million will be required in fiscal 2005 and 2006 to fund the Kopp restructuring cash flow requirements. See Note 3, “Kopp Restructuring Reserve,” in the accompanying Notes to Condensed Consolidated Financial Statements for further information.

The Company had outstanding letters of credit of $5.5 million and $6.1 million at November 30, 2004 and August 31, 2004, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested businesses.

Dividends have not been declared or paid during fiscal 2005 or 2004, and the Company currently does not plan to pay dividends. Cash flow from operations is expected to be retained for working capital needs, acquisitions, and to reduce outstanding debt. At November 30, 2004, the Company had approximately $192.0 million of availability under the Revolver. The Company believes that availability under the Revolver, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for at least the next twelve months.

Timing of Commitments

The timing of payments due under the Company’s commitments is as follows:

Contractual Obligations(a)

Years Ended August 31,	Long-term Debt Obligations (b)	Operating Lease Obligations (c )	Total
Amounts in 000’s
2005	$4,135	$13,260	$17,395
2006	146	11,222	11,368
2007	146	8,847	8,993
2008	—	7,847	7,847
2009	56,882	6,713	63,595
Thereafter	150,000	26,968	176,968

Total	$211,309	$74,857	$286,166

(a)	The above table excludes the additional payments (“earn-out payments”) due to a third party related to the Dresco acquisition, as the exact amounts or timing of payments are not known. The Dresco purchase agreement allows for earn-out payments to the sellers aggregating no less than $2.3 million and no more than $13.3 million, contingent on the Company achieving targeted net sales in the calendar years ended December 31, 2004 through 2006.

(b)	Interest on long-term debt is payable as follows:

•	Senior revolving facility; payable on interest-rate reset dates on individual borrowings

•	Commercial paper; payable on maturity dates of individual issuances

•	2% Convertible Notes; payable semi-annually on November 15th and May 15th

•	Euro denominated term loans; payable semi-annually on January 31st and July 31st

(c)	The Company’s purchase obligations generally relate to amounts due under contracts with third party service providers. These contracts are primarily for real estate leases, information technology services, including software and hardware support services and leases, and telecommunications services. Those purchase obligations, such as leases, that are not cancelable are included in the table. The Company routinely issues purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor, and as such, they are excluded from the contractual obligations table.

New Accounting Pronouncements

The Emerging Issues Task Force (EITF) has issued EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which will require the inclusion of the potential conversion of the Company’s 2% Convertible Notes into common stock in the diluted earnings per share calculation even if the conditions that must be satisfied to allow conversion have not been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The Company will adopt EITF No. 04-8 during the second quarter of fiscal 2005 and will retroactively restate it’s fiscal 2004 and first quarter of fiscal 2005 diluted earnings per share. The Company currently estimates that the adoption of EITF 04-8 will cause diluted earnings per share during the first quarter of fiscal 2005 to be reduced from $0.71 to $0.63. The adoption of EITF 04-8 will not impact diluted earnings per share for the first quarter of fiscal 2004 because the effect is anti-dilutive.

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123-Revised supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting period. SFAS No. 123-Revised is effective for all periods beginning after June 15, 2005. The Company currently accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No employee or outside director compensation costs related to stock option grants are currently reflected in net income, as all option awards granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company is required to adopt SFAS No. 123-Revised by the first quarter of fiscal year 2006. See Note 9, “Stock Option Plans,” in the Notes to Condensed Consolidated Financial Statements for pro forma information if the Company had elected to adopt the requirements of the previously issued SFAS No. 123.

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

A discussion of the Company’s accounting policies for derivative financial instruments is included within Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s fiscal 2004 Annual Report on Form 10-K.

Currency Risk—The Company has exposure to foreign currency exchange fluctuations. Approximately 61% and 53% of its revenues for the three months ended November 30, 2004 and the year ended August 31, 2004, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 84% and 82%, respectively, were denominated in euro, with the majority of the remainder denominated in various Asian and other European currencies. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

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

Interest Rate Risk—The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are indexed to the LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At November 30, 2004 or August 31, 2004, the Company was not party to any interest rate swap agreements. An increase or decrease of 25 basis points in the applicable interest rates on unhedged variable rate debt would result in a change in pre-tax interest expense of approximately $0.2 million on an annual basis.

Commodity Risk— We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. Fluctuations in the market prices for these commodities resulted in a reduction in gross profit by approximately $2.0 million for fiscal 2004. However, market prices of certain commodities such as steel, plastic resin, and copper have been rising, which could have a negative impact on our results. Prior to the completion of the KCI acquisition in December 2004, we estimated that increases in raw material prices would have an incremental negative impact on our gross profit of approximately $2 – $3 million in fiscal 2005 as compared to fiscal 2004. However, the actual negative impact of increases in raw material prices will likely be higher, perhaps substantially, in part because this estimate did not take into account the effect of these increases on KCI’s operating results. We attempt to pass along such commodity price increases to customers to avoid profit margin erosion. We have not entered into any derivative contracts to hedge our exposure to commodity risk during the first quarter of fiscal 2005 or in fiscal years 2004 or 2003.

Item 4 – Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6 – Exhibits

(a) Exhibits

See “Index to Exhibits” on page 26, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: January 7, 2005	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2004

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
3.1	Bylaws, as amended		X

10.1	Stock Purchase Agreement between Key Components, Inc. (“KCI”), the shareholders of KCI, and Actuant Corporation dated November 18, 2004	Exhibit 2.1 to current report on Form 8-K dated November 19, 2004

10.2	Amendment No. 1 to the Stock Purchase Agreement dated November 18, 2004 between Key Components, Inc. (“KCI”), the shareholders of KCI, and Actuant Corporation dated December 3, 2004	Exhibit 2.1 to current report on Form 8-K dated December 9, 2004

10.3	Amendment No. 2 to the Stock Purchase Agreement dated November 18, 2004 between Key Components, Inc. (“KCI”), the shareholders of KCI, and Actuant Corporation dated December 16, 2004	Exhibit 2.1 to current report on Form 8-K dated December 22, 2004

10.4	Amended and Restated Credit Agreement dated as of December 27, 2004 among the Company and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Illinois)), as Administrative Agent for the revolving loan facility and the term loan facility, Wachovia Bank, National Association, and U.S. Bank, National Association, as Syndication Agents for the revolving loan facility and the term loan facility, LaSalle Bank N.A. and M&I Marshall & Ilsley Bank, as Document Agents for the revolving loan facility, and Bank Of America, N.A.and Harris Trust & Savings Bank, as Document Agents for the revolving loan facility.	Exhibit 4.8 to current report on Form 8-k dated December 27, 2004

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X