Form 10-Q
period 2005-02-28
ACTUANT CORP
filed 2005-04-08
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2005 was 26,755,744.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions, variation in demand from customers, the impact on the economy of terrorist attacks and other geopolitical activity, continued market acceptance of the Company’s new product introductions, the successful integration of business unit acquisitions and related restructuring, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material and labor cost increases, foreign currency fluctuations, interest rate risk and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net sales	$235,267	$176,022	$434,944	$342,606
Cost of products sold	160,848	121,227	296,698	233,193

Gross profit	74,419	54,795	138,246	109,413

Selling, administrative and engineering expenses	45,250	34,036	81,207	67,385
Amortization of intangible assets	1,275	587	1,866	1,134

Operating profit	27,894	20,172	55,173	40,894

Financing costs, net	3,907	3,877	5,845	8,268
Charge for early extinguishment of debt	—	2,268	—	17,337
Other expense (income), net	40	638	(1,179)	1,091

Earnings before income tax expense and minority interest	23,947	13,389	50,507	14,198

Income tax expense	8,357	4,660	17,467	4,943
Minority interest, net of income taxes	(229)	(29)	(285)	204

Net earnings	$15,819	$8,758	$33,325	$9,051

Earnings per share:
Basic	$0.61	$0.37	$1.33	$0.38
Diluted	$0.54	$0.33	$1.17	$0.36
Weighted average common shares outstanding:
Basic	26,103	23,601	25,033	23,580
Diluted	30,642	28,670	29,516	27,122

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	February 28, 2005	August 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,069	$6,033
Accounts receivable, net	129,445	90,433
Inventories, net	143,996	87,074
Deferred income taxes	15,977	11,126
Other current assets	7,236	7,648

Total current assets	300,723	202,314

Gross property, plant and equipment	181,563	148,511
Less: Accumulated depreciation	(104,980)	(100,538)

Property, plant and equipment, net	76,583	47,972
Goodwill	349,994	145,387
Other intangible assets, net	143,812	22,127
Other long-term assets	10,367	6,336

Total assets	$881,479	$424,136

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,541	$960
Trade accounts payable	82,569	64,165
Accrued compensation and benefits	26,230	21,401
Income taxes payable	13,751	9,608
Current maturities of long-term debt	2,155	3,863
Other current liabilities	52,949	34,627

Total current liabilities	180,195	134,624

Long-term debt, less current maturities	404,031	189,068
Deferred income taxes	26,646	8,376
Pension and postretirement benefit liabilities	36,040	28,862
Other long-term liabilities	18,965	31,429

Shareholders’ equity:
Class A common stock, $0.20 par value, authorized 42,000,000 shares, issued and outstanding 26,942,665 and 23,762,494 shares, respectively	5,389	4,753
Additional paid-in capital	(378,341)	(518,321)
Retained earnings	596,270	562,945
Stock held in trust	(1,172)	(806)
Deferred compensation liability	1,172	806
Accumulated other comprehensive loss	(7,716)	(17,600)

Total shareholders’ equity	215,602	31,777

Total liabilities and shareholders’ equity	$881,479	$424,136

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	February 28, 2005	February 29, 2004
Operating Activities
Net earnings	$33,325	$9,051
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	9,797	8,188
Amortization of debt discount and debt issuance costs	577	842
Write-off of debt discount and debt issuance costs in conjunction with early extinguishment of debt	—	3,565
Benefit for deferred income taxes	(152)	(216)
(Gain) loss on sale of assets	(296)	137
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	(7,244)	(8,390)
Increase in accounts receivable securitization program	19,280	3,444
Inventories	(10,038)	(1,261)
Prepaid expenses and other assets	2,736	(1,052)
Trade accounts payable	(4,302)	(3,547)
Income taxes payable	6,020	(4,646)
Reimbursement of tax refund to former subsidiary	(15,837)	—
Other accrued liabilities	(6,379)	(4,718)

Net cash provided by operating activities	27,487	1,397

Investing Activities
Proceeds from sale of property, plant and equipment	2,839	14,601
Capital expenditures	(7,947)	(5,901)
Cash paid for business acquisitions, net of cash acquired	(287,147)	(65,100)

Net cash used in investing activities	(292,255)	(56,400)

Financing Activities
Partial redemption of 13% senior subordinated notes	—	(49,354)
Net proceeds from 2% convertible senior subordinated note offering	—	144,994
Net (repayments) borrowings on revolving credit facilities and short-term borrowings	(55,746)	12,348
Gross proceeds from issuance of term loans	250,000	—
Proceeds from euro-denominated acquisition loan	19,602	—
Principal payments on term loans	(2,218)	(54,369)
Redemption of Key Components, Inc. 10.5% senior notes	(82,800)	—
Debt issuance costs	(2,300)	(1,123)
Net proceeds from Class A common stock offering	134,360	—
Stock option exercises and other	1,556	829

Net cash provided by financing activities	262,454	53,325

Effect of exchange rate changes on cash	350	212

Net decrease in cash and cash equivalents	(1,964)	(1,466)
Cash and cash equivalents – beginning of period	6,033	4,593

Cash and cash equivalents - end of period	$4,069	$3,127

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Shares	Amount
Balance at August 31, 2004	23,762	$4,753	$(518,321)	$562,945	$(17,600)	$(806)	$806	$31,777
Net earnings	—	—	—	17,506	—	—	—	17,506
Currency translation adjustments	—	—	—	—	9,345	—	—	9,345

Total comprehensive income								26,851
Company stock contribution to 401(k) Plan	24	5	914	—	—	—	—	919
Restricted stock awards	13	3	46	—	—	—	—	49
Stock option exercises and employee contributions to stock purchase plan	246	48	1,250	—	—	—	—	1,298
Tax benefit of stock option exercises	—	—	3,206	—	—	—	—	3,206
Stock acquired or issued and placed in rabbi trust for deferred compensation plans	7	1	293	—	—	(334)	334	294

Balance at November 30, 2004	24,052	$4,810	$(512,612)	$580,451	$(8,255)	$(1,140)	$1,140	$64,394
Net earnings	—	—	—	15,819	—	—	—	15,819
Fair value of interest rate swaps, net of taxes	—	—	—	—	525	—	—	525
Currency translation adjustments	—	—	—	—	14	—	—	14

Total comprehensive income								16,358
Common stock offering	2,875	575	133,785	—	—	—	—	134,360
Restricted stock awards	—	—	68	—	—	—	—	68
Stock option exercises and employee contributions to stock purchase plan	16	4	253	—	—	—	—	257
Tax benefit of stock option exercises	—	—	165	—	—	—	—	165
Stock acquired and placed in rabbi trust for deferred compensation plans	—	—	—	—	—	(32)	32	—

Balance at February 28, 2005	26,943	$5,389	$(378,341)	$596,270	$(7,716)	$(1,172)	$1,172	$215,602

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 28, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2005.

Prior year financial statements have been reclassified where appropriate to conform to current year presentations.

Note 2. Acquisitions

The Company completed four business acquisitions during the six months ended February 28, 2005 and two acquisitions in the prior fiscal year. All of these transactions were accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Condensed Consolidated Financial Statements only since their acquisition dates. All of these acquisitions resulted in the recognition of goodwill in the Company’s Condensed Consolidated Financial Statements because the purchase prices reflect the future earnings and cash flow potential of these companies, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company acquired Kwikee Products Company (“Kwikee”) on September 3, 2003 and Dresco B.V. (“Dresco”) on December 30, 2003. For further information on the Kwikee and Dresco acquisitions, refer to the Notes to Consolidated Financial Statements in the Company’s fiscal 2004 Annual Report on Form 10-K. The Dresco purchase agreement includes a deferred purchase price payment of $1.5 million, and provides for earn-out payments to the sellers aggregating no more than $10.9 million, contingent on the Company achieving targeted net sales in the calendar years ended December 31, 2004 through 2006. During February 2005, the Company paid $0.6 million for the calendar 2004 earn-out.

On January 20, 2005, the Company acquired all of the outstanding stock of Hedley Purvis Holdings Limited (“Hedley Purvis” or the “Hedley Purvis Acquisition”) for $28.2 million of cash (net of $0.2 million of cash acquired). The purchase agreement provides for a deferred purchase price payment of $2.6 million, as well as additional payments to the sellers aggregating no more than $7.0 million, contingent on the Company achieving net sales levels on specific product lines for the period January 1, 2005 through December 31, 2007. Any earn-out payments will be recorded as additional purchase price and increase goodwill. Hedley Purvis, headquartered in Morpeth, United Kingdom, designs and manufactures products for the bolting market, including torque wrenches, multipliers and tensioners and is included in our Tools & Supplies segment. In addition, it provides rental, manpower, and other services to bolting end users. The combination of Hedley Purvis’ bolting product and service network with Enerpac’s hydraulics expertise and distribution competencies will allow us to offer our customers a more complete global bolting solution. This transaction was funded with proceeds from the Company’s revolving credit facilities. The preliminary purchase price allocation resulted in $11.1 million assigned to goodwill, $1.0 million to patents, and $5.8 million to customer lists. The amounts assigned to patents and customer lists will be amortized over periods of five and eight years, respectively.

On December 27, 2004, the Company acquired all of the outstanding stock of Key Components, Inc. (“KCI” or the “KCI Acquisition”) for approximately $316.9 million (including the assumption of $80.8 million of debt less $2.2 million of acquired cash). Included in the $316.9 million total purchase price is a closing working capital adjustment payment of $1.9 million made to the sellers in March 2005, which was recorded in “Other current liabilities” at February 28, 2005 in the accompanying Condensed Consolidated Balance Sheet. There are no other payments due to the sellers. KCI is the holding company for six businesses that provide products for a diverse array of end-user markets offered under such established brand names as Acme Electric, B.W. Elliott, Gits Manufacturing, Marinco, and Turner Electric. The products offered through these operating businesses consist of power converters and transformers, flexible shafts, turbocharger and emission system components, specialty electrical components, and high-voltage utility switches. Two of the operating businesses have been included in our Tools & Supplies segment and four have been included in our Engineered Solutions segment. Similar to Actuant, a number of KCI businesses have leading positions in niche end-user markets serving diverse customers while generating above average financial returns. The transaction was funded through the issuance of $250.0 million of term loan borrowings under the Company’s Senior Credit Facility, as amended, and a public offering of Class A Common Stock, both in December 2004. See Note 8, “Debt,” and Note 14, “Common Stock,” for further information on these financing transactions. The preliminary purchase price allocation resulted in $173.5 million assigned to goodwill, $3.1 million to patents, $42.1 million to customer lists, and $68.8 million to tradenames. The amounts assigned to patents and customer lists will be amortized over weighted average periods of 8 and 19 years, respectively, and the amounts assigned to tradenames have been determined to have indefinite lives and as a result are not subject to amortization.

On December 1, 2004, the Company acquired all of the outstanding stock of A.W. Sperry Instruments, Inc. (“Sperry”) for $12.5 million. This purchase price is subject to an adjustment dependent on the amount of working capital (as defined by the purchase agreement) at December 1, 2004, the amount of which has not yet been finalized with the sellers. In addition, the Company agreed to make additional payments to the sellers based on gross profits earned from the sales of a specific product line during the period January 1, 2005 through December 31, 2007. Any amount paid under the working capital adjustment or the contingent payment option will be recorded as additional purchase price, which would increase goodwill. Sperry, headquartered in Hauppauge, New York, is a leading provider of electrical test meters and instruments to the North American retail home center and wholesale electrical markets and is included in our Tools & Supplies segment. The transaction was funded from borrowings under the Company’s Senior Credit Facility. The Sperry acquisition expands our presence in both the retail and professional electrical channels and will report into the Gardner Bender business. The preliminary purchase price allocation resulted in $9.5 million assigned to goodwill and $1.2 million to intangible assets, consisting principally of a tradename with an indefinite life.

On September 16, 2004, the Company acquired 100% of the outstanding capital stock of Yvel S.A. (“Yvel”) for $10.0 million of cash (net of $1.6 million of cash acquired). There are no additional payments due to the sellers. Yvel, headquartered in Paris, France, is a leading provider of hydraulic latches to the European cab-over-engine heavy-duty truck market and is included in our Engineered Solutions segment. This transaction was funded through borrowings under the Company’s Senior Credit Facility. Yvel was an attractive acquisition candidate because of it’s market leadership and the potential synergies with our Power-Packer truck business, as Yvel latches are often used in combination with Power-Packer cab-tilt systems to provide complete engine access solutions. The preliminary purchase price allocation resulted in $7.4 million assigned to goodwill and $0.6 million to intangible assets, consisting of trademarks and customer lists with definite lives.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for the businesses acquired during the three months ended February 28, 2005. The Company will continue to evaluate the initial purchase price allocations for the acquisitions completed during the three months ended February 28, 2005, and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the businesses become known.

	KCI	Hedley Purvis and Sperry	Total
Accounts receivable, net	$30,522	$9,563	$40,085
Inventories, net	35,701	4,432	40,133
Other current assets	1,770	571	2,341
Property, plant & equipment	21,115	9,695	30,810
Goodwill	173,533	20,669	194,202
Other intangible assets	113,960	8,049	122,009
Other long-term assets	1,481	—	1,481
Trade accounts payable	(15,173)	(3,612)	(18,785)
Accrued compensation and benefits	(8,253)	(208)	(8,461)
Income taxes payable	(2,840)	—	(2,840)
Other current liabilities	(14,921)	(5,408)	(20,329)
Debt	(80,741)	—	(80,741)
Deferred income taxes	(11,476)	—	(11,476)
Pension and postretirement benefit liabilities	(5,729)	(565)	(6,294)
Other long-term liabilities	(2,955)	(2,571)	(5,526)

Cash paid, net of cash acquired	$235,994	$40,615	$276,609

The following unaudited pro forma results of operations of the Company give effect to all acquisitions completed since September 1, 2003 as though the transactions and related debt and equity financing activities had occurred at the beginning of the prior year period presented.

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net sales
As reported	$235,267	$176,022	$434,944	$342,606
Pro forma	256,593	243,783	530,379	482,820

Net earnings
As reported	$15,819	$8,758	$33,325	$9,051
Pro forma	17,510	11,292	40,914	15,728

Basic earnings per share
As reported	$0.61	$0.37	$1.33	$0.38
Pro forma	0.65	0.43	1.52	0.59

Diluted earnings per share
As reported	$0.54	$0.33	$1.17	$0.36
Pro forma	0.58	0.38	1.34	0.55

The comparability of net earnings between the periods presented is impacted by a $1.5 million and $11.3 million net of tax charge for the early extinguishment of debt included in the three and six months ended February 29, 2004, respectively.

Note 3. Restructuring Reserves

The Company committed to integration plans to restructure portions of its Kopp operation at the time it was acquired in the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs, and the related costs were reserved as part of the Kopp purchase price allocation. The reserve represents employee severance costs to be incurred in connection with the transfer of certain production out of Germany to lower cost locations and general reductions in the workforce. German employment has been reduced by over 200 employees, or nearly 30%. The $2.3 million of remaining accrued severance costs at February 28, 2005 will be paid to former employees over the next two years pursuant to contractual arrangements with those employees.

A rollforward of the restructuring reserve (all of which relates to accrued severance costs) follows:

Accrued severance costs as of August 31, 2004	$2,815
Cash payments	(705)
Currency impact	231

Accrued severance costs as of February 28, 2005	$2,341

In connection with the KCI Acquisition in December 2004, the Company will close KCI’s corporate headquarters and terminate the related employees, as well as other minor restructuring. A restructuring reserve of $1.9 million has been recorded in the preliminary purchase price allocation to reflect estimated severance payments to terminated employees, $1.2 million of which was paid prior to February 28, 2005. The $0.7 million balance in the restructuring reserve at February 28, 2005, primarily reflects severance payments that will be made during fiscal 2005.

Note 4. Accounts Receivable Financing

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. The retained interest recorded at February 28, 2005 and August 31, 2004 is $23.9 million and $18.6 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The securitization program has a final maturity in May 2006, subject to annual renewal by the Purchaser. The Company amended its securitization program in February 2005 to increase capacity from $35 million to $55 million, and to include trade accounts receivable from certain of the domestic entities acquired in the KCI Acquisition. Trade accounts receivables sold and being serviced by the Company totaled $43.9 million and $24.6 million at February 28, 2005 and August 31, 2004, respectively.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $61.9 million and $113.6 million for the three and six months ended February 28, 2005, respectively, and $46.7 million and $95.7 million for the three and six months ended February 29, 2004, respectively. Cash collections of trade accounts receivable balances in the total receivable pool totaled $94.9 million and $177.9 million for the three and six months ended February 28, 2005, respectively, and $74.8 million and $153.2 million for the three and six months ended February 29, 2004, respectively.

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

	Balance Outstanding		Balance Outstanding 60 Days or More Past Due		Net Credit Losses
					Six Months Ended
	February 28, 2005	August 31, 2004	February 28, 2005	August 31, 2004	February 28, 2005	February 29, 2004
Trade Accounts Receivable Subject to Securitization Program	$67,775	$43,148	$2,913	$2,468	$180	$433
Trade Accounts Receivable Balances Sold	43,905	24,571

Retained Interest	$23,870	$18,577

Accounts receivable financing costs of $0.3 million and $0.4 million for the three and six months ended February 28, 2005, respectively, and $0.1 million and $0.3 million for the three and six months ended February 29, 2004, respectively, are included in financing costs in the accompanying Condensed Consolidated Statements of Earnings. Costs of $0.2 million are included in financing costs for the three and six months ended February 28, 2005 for costs incurred to increase the capacity of the securitization program from $35 million to $55 million.

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

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended February 28, 2005 are as follows:

	Tools & Supplies Segment	Engineered Solutions Segment	Total
Balance as of August 31, 2004	$66,943	$78,444	$145,387
Business acquisitions	106,101	95,588	201,689
Foreign currency impact	2,416	502	2,918

Balance as of February 28, 2005	$175,460	$174,534	$349,994

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of February 28, 2005 and August 31, 2004 are as follows:

	February 28, 2005			August 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$50,616	$1,389	$49,227	$2,273	$638	$1,635
Patents	27,023	11,182	15,841	22,440	10,341	12,099
Trademarks	5,660	1,896	3,764	5,317	1,741	3,576
Non-compete agreements	864	413	451	1,750	1,266	484
Other	552	235	317	238	213	25

Total	$84,715	$15,115	$69,600	$32,018	$14,199	$17,819

Amortization expense recorded on the intangible assets listed above was $1.3 million and $1.9 million for the three and six months ended February 28, 2005, respectively, and $0.6 million and $1.1 million for the three and six months ended February 29, 2004, respectively. The Company estimates that amortization expense will approximate $5.0 million for fiscal 2005. Amortization expense for future years is estimated as follows: $5.9 million in fiscal 2006, $5.7 million in fiscal 2007, $5.6 million in both fiscal 2008 and 2009, $5.3 million in fiscal 2010, and $38.4 million thereafter.

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of February 28, 2005 and August 31, 2004 are $74.1 million and $4.3 million, respectively. These assets are comprised of acquired tradenames.

The entire increase in the gross carrying amounts of goodwill and other intangible assets is the result of acquisitions completed in the current fiscal year and the impact of changes in foreign currency rates. See Note 2, “Acquisitions,” for additional details.

Note 7. Accrued Product Warranty Costs

The Company recognizes the cost associated with product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty during the six months ended February 28, 2005:

Balance as of August 31, 2004	$4,729
Provision for warranties	2,273
Warranty payments and costs incurred	(2,089)
Warranty reserves of acquired business	1,916
Currency impact	173

Balance as of February 28, 2005	$7,002

Note 8. Debt

The Company’s indebtedness, as of February 28, 2005 and August 31, 2004 was as follows

	February 28, 2005	August 31, 2004
Senior Credit Facility
Revolving credit facility (“Revolver”)	$3,000	$15,000
Term loan	250,000	—
Commercial paper	—	23,800
Euro denominated term loans	2,351	4,131
Other	835	—

Sub-total – Senior indebtedness	256,186	42,931

Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	150,000

Total debt, excluding short-term borrowings	406,186	192,931
Less: current maturities of long-term debt	(2,155)	(3,863)

Total long-term debt, less current maturities	$404,031	$189,068

Short-term borrowings	$2,541	$960

The Company amended its Senior Credit Facility in December 2004 to fund the KCI Acquisition. The amendment provided for $250.0 million of term loans in addition to the existing $250.0 million Revolver. The term loans mature on December 22, 2009 and amortize as follows: $18.8 million in fiscal 2007, $37.5 million in fiscal 2008, $106.2 million in fiscal 2009, and $87.5 million in fiscal 2010. At February 28, 2005, $150.0 million of the outstanding term loans bore interest at a rate of 3.92%, which represented LIBOR plus a borrowing spread. As discussed in Note 9, “Derivatives,” the remaining $100.0 million of term loans bear a fixed rate of interest of 4.10% plus the applicable borrowing spread until maturity. The borrowing spread on the term loan was 1.25% at February 28, 2005, while borrowings under the Revolver bear interest at LIBOR plus a borrowing spread of 1.50%. All Senior Credit Facility borrowings are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the Revolver. At February 28, 2005, the non-use fee was 0.35%. The Senior Credit Facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, acquisitions, dividends and other restricted payments. As of February 28, 2005 the Company was in compliance with all debt covenants.

The Company assumed $80.0 million of 10.5% Senior Notes (the “KCI 10.5% Notes”) in the KCI Acquisition on December 27, 2004. The Company redeemed all of the KCI 10.5% Notes on January 26, 2005 at a call price of 103.5% plus accrued interest, using proceeds from the issuance of Class A common stock. For more information, see Note 14, “Common Stock.”

There were no commercial paper borrowings outstanding at February 28, 2005. Total commercial paper outstanding cannot exceed $75.0 million under the terms of the Senior Credit Facility. The Revolver provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balance of the Revolver and Commercial Paper facility cannot exceed $250.0 million. The unused and available credit line under the Revolver at February 28, 2005 was approximately $246.0 million.

During January 2005, the Company entered into a euro-denominated revolving credit facility with a European bank. This facility provides for a $10.6 million (8.0 million euro) working capital revolving line of credit in addition to a $19.9 million (15.0 million euro) line of credit that can be used to fund acquisitions only. Both lines of credit mature in January 2006. Additionally, any borrowings on the acquisition line of credit must be repaid in full within 180 days. Borrowings on these lines of credit bear interest at EURIBOR plus a borrowing spread of 1.10%. There were $2.5 million of borrowings outstanding on the working capital revolving line of credit at February 28, 2005, which were included in short-term borrowings on the Condensed Consolidated Balance Sheet. There were no outstanding borrowings on the acquisition line of credit at February 28, 2005. The Company has various other revolving credit facilities at foreign subsidiaries to fund monthly working capital needs on a short-term basis.

Note 9. Derivatives

All derivatives are recognized on the balance sheet at their estimated fair value. The Company was a not party to any material derivative contracts at August 31, 2004. In January 2005, the Company entered into interest rate swap contracts that have a total notional value of $100.0 million and have maturity dates of December 22, 2009. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate of 4.10%. These interest rate swap contracts were entered into to convert $100.0 million of the $250.0 million variable rate term loan under the Senior Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts is $0.8 million at February 28, 2005, and the Company has recorded this in other non-current assets in the accompanying Condensed Consolidated Balance Sheets.

The Company is not party to any other material derivative contracts at February 28, 2005.

Note 10. Stock Option Plans

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

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123-Revised”). SFAS No. 123-Revised supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting period. SFAS No. 123-Revised is effective for all interim periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123-Revised by the first quarter of fiscal year 2006, and is currently evaluating all aspects of the the adoption of this pronouncement.

For purposes of pro forma disclosures under SFAS No. 123, “Accounting for Stock based Compensation,” the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma disclosures for the three and six months ended February 28, 2005 and February 29, 2004 are as follows:

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net earnings, as reported	$15,819	$8,758	$33,325	$9,051
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(622)	(502)	(1,193)	(942)

Pro forma net earnings	$15,197	$8,256	$32,132	$8,109

Earnings per share:
Basic – as reported	$0.61	$0.37	$1.33	$0.38
Basic – pro forma	$0.58	$0.35	$1.29	$0.34
Diluted – as reported	$0.54	$0.33	$1.17	$0.36
Diluted – pro forma	$0.52	$0.31	$1.13	$0.33

Note 11. Employee Benefit Plans

At August 31, 2004, the domestic defined benefit pension plans consisted of two plans which cover certain employees and executives of a business acquired in 1997. These plans are frozen, and as a result, plan participants no longer earn future benefits. The Company assumed three additional domestic defined benefit pension plans as a result of the KCI Acquisition in December 2004. Participants are currently continuing to earn future benefits in two of these plans, while the third plan is frozen.

Prior to the acquisition of KCI, the domestic postretirement medical benefit plans consisted of two plans. Certain former employees of acquired domestic businesses who retired before February 1, 1994 (and their dependents) have the option of being covered under the Company’s postretirement medical plans. In addition, retiree life insurance is available to certain employees hired before 1988. The postretirement benefit liability related to these plans is unfunded. Most individuals receiving postretirement health care benefits under these programs are required to make monthly contributions to defray a portion of the cost. Retiree contributions are adjusted annually. The accounting for retiree health care benefits assumes retirees will continue to contribute toward the cost of such benefits. Retirees currently do not contribute toward the cost of life insurance. In connection with the KCI Acquisition, the Company assumed two additional domestic postretirement medical benefit plans.

The Company also maintains defined benefit pension plans for certain employees in various foreign countries. At August 31, 2004, the foreign defined benefit pension plans consisted of five separate plans that covered employees in Germany, the Netherlands, and Japan. Future benefits are earned with respect to the foreign plans. The Company assumed an additional foreign defined benefit pension plan in connection with the January 2005 Hedley Purvis Acquisition, which primarily covers employees in the United Kingdom.

Components of net periodic benefit costs were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Domestic Defined Benefit Pension Plans

Service cost	$94	$—	$94	$—
Interest cost	446	229	677	460
Expected return on assets	(475)	(225)	(699)	(450)
Amortization of actuarial loss	108	74	216	149

Net periodic benefit cost	$173	$78	$288	$159

Domestic Postretirement Medical Benefit Plans

Service cost	$4	$2	$8	$5
Interest cost	64	88	115	176
Amortization of actuarial gain	(97)	(48)	(194)	(95)

Net periodic benefit cost	$(29)	$42	$(71)	$86

Foreign Defined Benefit Pension Plans

Service cost	$116	$120	$231	$240
Interest cost	242	216	484	433
Expected return on assets	(14)	(12)	(28)	(24)
Amortization of actuarial (gain) loss	(1)	(8)	(1)	(14)

Net periodic benefit cost	$343	$316	$686	$635

The Company contributed $0.4 million in December 2004 to a domestic defined benefit pension plan, but will not be required to make any additional contributions to its pension plans in fiscal 2005. Postretirement medical claims and a majority of foreign defined pension benefits are paid as incurred.

Note 12. Distribution of Electronics Segment

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

On August 6, 2002 the Company and APW entered into an agreement which provides, among other things, that the right of offset asserted by the Company with respect to approximately $23.8 million of income tax refunds (the “Offset Funds”) which the Company held on behalf of APW is an allowed secured claim which is unimpaired in APW bankruptcy proceeding; and, further, that the Company may retain possession of the Offset Funds and may use such Offset Funds to, among other things, reimburse itself for certain estimated costs arising from the Company’s Distribution of APW. In November 2004, the Company entered into an agreement with APW to reimburse it for the remaining Offset Funds, prior to the contractual settlement date, in exchange for allowing the Company to retain $2.0 million of the Offset Funds for its own use. The $15.8 million reimbursement payment to APW fully satisfied APW’s interest in the Offset Funds, and this favorable settlement resulted in a $2.0 million pre-tax gain in the first quarter of fiscal 2005, which was recorded in “Other expense (income), net” in the Condensed Consolidated Statements of Earnings.

Note 13. Earnings Per Share

The Company adopted Emerging Issues Task Force Issue 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” (“EITF 04-08”) during the three months ended February 28, 2005. The Company’s 2% Convertible Notes are convertible at the option of the holder into shares of the Company’s Class A Common Stock once the common stock trades above $47.89 per share for a specified period of time (a market price trigger). EITF 04-08 requires companies with contingently convertible debt instruments to include the dilutive effect of the contingently convertible debt in the diluted earnings per share calculations regardless of whether the market price trigger has been met. Prior period diluted earnings per share for each quarter in fiscal 2004, as well as the first quarter of fiscal 2005, were restated pursuant to this new accounting rule.

The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Numerator:
Net earnings, as reported, for basic earnings per share	$15,819	$8,758	$33,325	$9,051
Plus: 2% Convertible Notes financing costs, net of taxes	611	611	1,214	742

Net earnings, for diluted earnings per share	$16,430	$9,369	$34,539	$9,793

Denominator:

Weighted average common shares outstanding for basic earnings per share	26,103	23,601	25,003	23,580
Net effect of stock options based on the treasury stock method using average market price	781	1,311	755	1,245
Net effect of 2% Convertible Notes based on the if-converted method	3,758	3,758	3,758	2,297

Weighted average common and equivalent shares outstanding for diluted earnings per share	30,642	28,670	29,516	27,122

Basic earnings per share	$0.61	$0.37	$1.33	$0.38
Diluted earnings per share	$0.54	$0.33	$1.17	$0.36

Note 14. Common Stock

In December 2004, the Company sold, pursuant to an underwritten public offering, 2,875,000 shares of previously unissued Class A Common Stock at a price of $49.50 per share. Cash proceeds from the offering, net of underwriting discounts and commissions, were approximately $135.2 million. In addition to underwriting discounts and commissions, the Company incurred approximately $0.8 million of accounting, legal, and other expenses related to the offering that were charged to additional paid-in-capital. The proceeds were used to fund the retirement of the $80.0 million KCI 10.5% Notes assumed in the KCI Acquisition and pay down outstanding borrowings on the Company’s Revolver and Commercial Paper facility.

Note 15. Segment Information

The Company has two reportable segments: Tools & Supplies and Engineered Solutions, with separate and distinct operating management and strategies. The Tools & Supplies segment is primarily involved in the design, manufacture and distribution of branded hydraulic and electrical tools and supplies to the retail, construction, electrical wholesale, industrial and production automation markets. The Engineered Solutions segment primarily focuses on developing and marketing highly engineered position and motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and other industrial markets. The Company has not aggregated individual operating segments within these reportable segments. The Company evaluates segment performance based primarily on net sales and earnings (loss) before income tax expense and minority interest.

The following tables summarize financial information by reportable segment.

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net Sales:
Tools & Supplies	$138,546	$103,554	$251,083	$199,889
Engineered Solutions	96,721	72,468	183,861	142,717

Total	$235,267	$176,022	$434,944	$342,606

Earnings (Loss) Before Income Tax Expense and Minority Interest:
Tools & Supplies	$19,873	$15,249	$37,316	$29,836
Engineered Solutions	10,957	7,181	22,545	15,437
General Corporate and Other	(6,883)	(9,041)	(9,354)	(31,075)

Total	$23,947	$13,389	$50,507	$14,198

	February 28, 2005	August 31, 2004
Assets:
Tools & Supplies	$474,866	$231,928
Engineered Solutions	371,956	160,053
General Corporate and Other	37,657	32,155

Total	$884,479	$424,136

The comparability of the segment data is impacted by the Dresco, Yvel, Sperry, KCI, and Hedley Purvis acquisitions. Yvel is included in the Engineered Solutions segment and Dresco, Sperry, and Hedley Purvis are included in the Tools & Supplies segment. Of the six businesses acquired in the KCI acquisition, four are included in the Engineered Solutions segment and two are included in the Tools & Supplies segment. The comparability of General Corporate and Other results is impacted by a reduction in financing costs due to the repurchase of the remaining 13% senior subordinated notes during fiscal 2004, the impact of the convertible debt issuance in fiscal 2004 and term loans issued in December 2004, as well as costs incurred for the early extinguishment of debt.

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, and the retained interest in trade accounts receivable (subject to the accounts receivable securitization program discussed in Note 4, “Accounts Receivable Financing”).

Note 16. Contingencies and Litigation

The Company had outstanding letters of credit of $7.7 million and $6.1 million at February 28, 2005 and August 31, 2004, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested businesses.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the Distribution discussed in Note 12, “Distribution of Electronics Segment,” the Company assigned its rights in the leases used in the former Electronics segment, but was not released as a responsible party from all such leases by the lessors. Some of these businesses were subsequently sold to third parties. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $13.7 million at February 28,

2005. The future undiscounted minimum lease payments for these leases are as follows: $2.6 million in the balance of calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; $1.9 million in calendar 2009; and $7.2 million thereafter.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $3.9 million and $1.9 million were included in the Condensed Consolidated Balance Sheets at February 28, 2005 and August 31, 2004, respectively.

Note 17. New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123-Revised supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting period. SFAS No. 123-Revised is effective for all periods beginning after June 15, 2005. The Company currently accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation costs related to stock option grants are currently reflected in net income, as all option awards granted under employee and outside director stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company is required to adopt SFAS No. 123-Revised by the first quarter of fiscal year 2006. See Note 10, “Stock Option Plans,” for pro forma information if the Company had elected to adopt the requirements of the previously issued SFAS No. 123.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified global manufacturer and marketer of a broad range of industrial products and systems, organized into two reportable segments, Tools & Supplies and Engineered Solutions. Our Tools & Supplies segment is primarily involved in the design, manufacture and distribution of branded hydraulic and electrical tools and supplies to the retail, construction, electrical wholesale, industrial, production automation and marine markets. Our Engineered Solutions segment primarily focuses on developing and marketing highly engineered position and motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and other industrial markets. We believe that our strength in these product categories is the result of a combination of our brand recognition, proprietary engineering and design competencies, dedicated service philosophy, and global manufacturing and distribution capabilities.

Our long-term goal is to grow annual diluted earnings per share excluding unusual or non-recurring items (“EPS”) by 15% to 20% per year. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions we operate in. In addition to internal sales growth, we are focused on an acquisition strategy that identifies complementary businesses that can be acquired. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our EPS growth goal. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund additional acquisitions and internal growth opportunities. Our application of this strategy has generated profitable growth and reduced debt leverage over the past five years.

Results of Operations for the Three and Six Months Ended February 28, 2005 and February 29, 2004

The comparability of the operating results for the three and six months ended February 28, 2005 and February 29, 2004 has been significantly impacted by acquisitions. Listed below are the acquisitions completed since September 1, 2003.

Business	Segment	Acquisition Date
Kwikee Products Company	Engineered Solutions	September 3, 2003
Dresco B.V.	Tools & Supplies	December 30, 2003
Yvel S.A.	Engineered Solutions	September 16, 2004
A.W. Sperry Instruments, Inc.	Tools & Supplies	December 1, 2004
Key Components, Inc.		December 27, 2004
Power Distribution Products – Acme	Tools & Supplies
Aerospace & Defense – Acme	Engineered Solutions
Air Handling / Turbocharger Components – Gits	Engineered Solutions
Electrical Utility – Turner Electric	Engineered Solutions
Flexible Shafts – B.W. Elliott	Engineered Solutions
Specialty Electrical – Marinco	Tools & Supplies
Hedley Purvis Holdings Limited	Tools & Supplies	January 20, 2005

The results of operations for acquired businesses are included in the Company’s reported results of operations only since their respective acquisition dates. See Note 2, “Acquisitions” in Notes to Condensed Consolidated Financial Statements for further discussion.

In addition to the impact of acquisitions on operating results, the weak US dollar has favorably impacted comparisons of fiscal 2005 results to the prior year due to the translation of non-US dollar denominated subsidiary results.

Consolidated net sales have increased by $59.3 million, or 34%, from $176.0 million for the three months ended February 29, 2004 to $235.3 million for the three months ended February 28, 2005. Excluding the $57.6 million of sales from acquired businesses and the $5.4 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2005 second quarter consolidated net sales decreased approximately 2%. Excluding foreign currency exchange rate changes, second quarter core sales increased approximately 3% over the comparable prior year period. We define core sales growth as the year-over-year sales growth in both existing and acquired businesses.

Fiscal 2005 year-to-date consolidated net sales increased $92.3 million, or 27%, from $342.6 million in the comparable prior year period to $434.9 million in the current year. Excluding the $73.0 million of sales from acquired businesses and the $12.7 million favorable impact of foreign currency exchange rate changes on translated results, consolidated net sales during the six months ended February 28, 2005 increased 2% compared to the six months ended February 29, 2004. Excluding the impact of foreign currency exchange rate changes, core sales (as previously defined) for the first six months of fiscal 2005 increased 4%. Net sales fluctuations at the operating segment level are discussed in further detail below.

Consolidated earnings before income taxes and minority interest for the three months ended February 28, 2005 was $23.9 million, compared with $13.4 million for the three months ended February 29, 2004. Consolidated earnings before income taxes and minority interest for the six months ended February 28, 2005 was $50.5 million compared with $14.2 million for the six months ended February 29, 2004. The comparability between periods is impacted by acquisitions and the related financing activities, as well as by pre-tax charges for the early extinguishment of debt of $2.3 million and $17.3 million during the three and six months ended February 29, 2004, respectively. The changes in consolidated earnings before income taxes and minority interest at the operating segment level are discussed in further detail below.

Tools & Supplies Segment Results

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net sales	$138,546	$103,554	$251,083	$199,889
Cost of products sold	87,155	64,168	157,017	122,837

Gross profit	51,391	39,386	94,066	77,052
Gross profit margin	37.1%	38.0%	37.5%	38.5%
Selling, administrative and engineering expenses (“SAE”)	30,731	23,322	55,306	46,317
SAE as a percentage of net sales	22.2%	22.5%	22.0%	23.2%
Amortization of intangible assets	732	350	1,113	660

Operating profit	19,928	15,714	37,647	30,075
Operating profit margin	14.4%	15.2%	15.0%	15.0%
Other expense, net	55	465	330	239

Earnings before income tax expense and minority interest	$19,873	$15,249	$37,317	$29,836

Net sales increased by $35.0 million, or 34%, from $103.5 million for the three months ended February 28, 2005 to $138.5 million for the three months ended February 29, 2004. Excluding the $30.4 million of sales from acquired businesses and the $3.3 million impact of foreign currency rate changes on translated results, sales increased 1% as a result of sales growth in the Enerpac business offset by sales declines in the Electrical business. Sales increased in the Enerpac business as a result of an increase in overall demand in the North American and Asian markets for industrial tools. Sales in our Electrical business were down compared to the prior year quarter due to weak demand in Europe and the loss of one region of a US home center customer in late fiscal 2004. Excluding the impact of foreign currency exchange rate changes, Tools & Supplies segment core sales (as previously defined) grew 5%, reflecting the positive economic impact in our Enerpac, specialty electrical and transformer businesses.

Net sales for the six months ended February 28, 2005 increased $51.2 million, or 26%, to $251.1 million from $199.9 million for the six months ended February 29, 2004. Excluding the $40.5 million of sales from acquired businesses and the $7.8 million impact of foreign currency rate changes on translated results, year-to-date sales increased 1% as a result of sales growth in the Enerpac business offset by sales declines in the Electrical business. Excluding the impact of foreign currency exchange rate changes, Tools & Supplies core sales (as previously defined) for the first six months of fiscal 2005 increased 3%.

Gross profit increased by $12.0 million, or 30%, from $39.4 million for the three months ended February 29, 2004 to $51.4 million for the three months ended February 28, 2005 primarily due to higher sales. Excluding the $1.3 million impact of foreign currency rate changes on translated results, gross profit increased 26%. Gross profit for the six months ended February 28, 2005 increased by $17.0 million, or 22%, to $94.1 million from $77.1 million also primarily due to higher sales. Excluding the $2.9 million impact of foreign currency rate changes on translated results, year-to-date gross profit increased 18%. Gross profit margins decreased from 38.0% during the three months ended February 29, 2004 to 37.1% for the three months ended February 28, 2005, and similarly, from 38.5% during the six months ended February 29, 2004 to 37.5% for the six months ended February 28, 2005. These margin declines are primarily the result of the acquired business’ comparatively lower profit margins. Excluding the impact of acquisitions, gross profit margins during the three and six months ended February 28, 2005 were relatively consistent with the comparable prior year periods.

SAE increased by $7.4 million, or 32%, from $23.3 million for the three months ended February 29, 2004 to $30.7 million for the three months ended February 28, 2005; while SAE increased by $9.0 million, or 19%, from $46.3 million for the six months ended February 29, 2004 to $55.3 million for the six months ended February 29, 2004. Acquired businesses accounted for $6.1 million and $6.9 million of the increase in SAE during the three and six months ended February 28, 2005, respectively. Additionally, the impact of foreign currency rate changes on translated results added $0.8 million and $1.8 million to SAE during the three and six months ended February 28, 2005, respectively. Excluding the impact of acquisitions and changes in foreign currency exchange rates, SAE was relatively unchanged from the prior year periods.

Amortization expense has increased in the current year due to expense recognized on the amortizable intangible assets added with the business acquisitions. See Note 2, “Acquisitions,” in Notes to Condensed Consolidated Financial Statements for additional discussion on current year acquisitions and the intangible assets.

Engineered Solutions Segment Results

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net sales	$96,721	$72,468	$183,861	$142,717
Cost of products sold	73,693	57,059	139,681	110,356

Gross profit	23,028	15,409	44,180	32,361
Gross profit margin	23.8%	21.3%	24.0%	22.7%
Selling, administrative and engineering expenses (“SAE”)	11,525	7,915	20,262	15,855
SAE as a percentage of net sales	11.9%	10.9%	11.0%	11.1%
Amortization of intangible assets	543	237	753	474

Operating profit	10,960	7,257	23,165	16,032
Operating profit margin	11.3%	10.0%	12.6%	11.2%
Other expense, net	3	76	620	595

Earnings before income tax expense and minority interest	$10,957	$7,181	$22,545	$15,437

Net sales increased by $24.2 million, or 34%, from $72.5 million for the three months ended February 29, 2004 to $96.7 million for the three months ended February 28, 2005. Excluding the $27.2 million of sales from acquired businesses and the $2.1 million favorable impact of foreign currency rate changes on translated results, sales decreased 7%, due primarily to the decline in the recreational vehicle (“RV”) market. Excluding RV market sales, acquisitions, and foreign currency, segment sales increased 9%. Sales in the RV business decreased 34% during the fiscal 2005 second quarter versus the comparable period in fiscal 2004 due to lower RV OEM production levels as the OEM’s reduced their own inventory, and market share losses that occurred during the third quarter of fiscal 2004. Conversely, sales to the cab-tilt truck market increased due to the continued strength of the European heavy-duty truck market and market share gains by our OEM customers. The automotive convertible top actuation business realized year-over-year sales growth of 2% during the three months ended February 28, 2005, compared to sales growth of 40% during the three months ended November 30, 2004. This slower growth resulted from the introduction of several new convertible platforms in the prior year, compared to none in the current year. The Company has been awarded new convertible top actuation system business for new automotive platforms that will be introduced in fiscal year 2006. Excluding the impact of foreign currency exchange rate changes, Engineered Solutions segment core sales (as previously defined) remained flat, reflecting increased shipments of truck cab-tilt and convertible top actuation systems, flexible shafts, and heavy-duty truck turbocharger and emissions components, offset by lower RV market sales.

Net sales increased $41.1 million, or 29%, from $142.7 million for the six months ended February 29, 2004 to $183.8 million for the six months ended February 28, 2005. Excluding the $32.5 million of sales from acquired businesses and the $4.9 million positive impact of the foreign currency rate changes on translated results, sales increased 2%. The 2% sales growth rate on a year-to-date basis includes year-over-year growth in automotive convertible top actuation and truck cab-tilt system sales, offset by lower RV market sales. Excluding the impact of foreign currency exchange rate changes, Engineered Solutions core sales (as previously defined) for the first six months of fiscal 2005 increased 5% over the comparable prior year period, with the increase attributable to the same factors described in the second quarter discussion.

Gross profit increased by $7.6 million, or 49%, from $15.4 million for the three months ended February 29, 2004 to $23.0 million for the three months ended February 28, 2005 primarily due to increased sales. Excluding the $0.3 million impact of foreign currency rate changes on translated results, gross profit increased 47%. Gross profit increased by $11.8 million, or 37%, from $32.4 million for the six months ended February 29, 2004 to $44.2 million for the six months ended February 28, 2005, primarily driven by increased sales. Excluding the $0.8 million impact of foreign currency rate changes on translated results, year-to-date gross profit increased 33%. Gross profit margins increased from 21.3% during the three months ended February 29, 2004 to 23.8% for the three months ended February 28, 2005, and from 22.7% during the six months ended February 29, 2004 to 24.0% for the six months ended February 28, 2005. Higher combined gross profit margins at businesses acquired during the current year had a favorable impact on overall segment gross profit margins in both periods. Additionally, gross profit margins have improved during the current year due to improved efficiencies in the automotive business, the benefits of increased volumes in the truck business, and increased prices to customers attributable to commodity price inflation. These improvements were partially offset by increased component prices due to commodity price inflation and reduced absorption from the decrease in production volumes in the RV business. Excluding the impact of acquisitions, gross profit margins decreased modestly in the second quarter and were flat year-to-date.

SAE increased by $3.6 million, or 46%, from $7.9 million for the three months ended February 29, 2004 to $11.5 million for the three months ended February 28, 2005, and $4.4 million, or 28%, from $15.9 million for the six months ended February 29, 2004 to $20.3 million for the six months ended February 29, 2004. Acquired businesses accounted for $3.3 million and $3.8 million of the increase in SAE during the three and six months ended February 28, 2005, respectively. Additionally, the impact of foreign currency rate changes on translated results contributed $0.3 million and $0.6 million of the increase in SAE during the three and six months ended February 28, 2005, respectively. Excluding the impact of acquisitions and changes in foreign currency exchange rates, SAE was relatively unchanged during the periods under comparison.

Amortization expense has increased in the current year due to expense recognized on the amortizable intangible assets added with the business acquisitions. See Note 2, “Acquisitions,” in Notes to Condensed Consolidated Financial Statements for additional discussion on current year acquisitions and the intangible assets.

General Corporate Results

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Selling, administrative and engineering expenses (“SAE”)	$2,994	$2,799	$5,638	$5,213
Financing costs, net	3,907	3,877	5,845	8,268
Charge for early extinguishment of debt	—	2,268	—	17,337
Other (income) expense, net	(18)	97	(2,129)	257

Loss before income tax expense and minority interest	$(6,883)	$(9,041)	$(9,354)	$(31,075)

General corporate SAE expense increased for the periods presented due primarily to redundant corporate headquarter expense for KCI and additional corporate expenses to support acquisition and Sarbanes-Oxley activities. The Company expects quarterly corporate SAE expense to be approximately $3.0 million in each of the remaining quarters of the current fiscal year.

All debt related activities are considered to be for general corporate purposes, thus, financing costs and charges for early extinguishment of debt have not been allocated to the reportable segments. Although debt levels have increased during the current year to fund acquisitions, financing costs for the three months ended February 28, 2005 remained consistent with the prior year, while financing costs for the six months ended February 28, 2005 decreased 29% from the comparable period in the prior fiscal year. The Company’s weighted-average cost of debt declined from fiscal 2004 levels as a result of the Company’s gradual replacement of $110 million of outstanding 13% Senior Subordinated Notes (“13% Notes”) throughout fiscal 2004 with lower interest rate debt such as the 2% Convertible Notes and the Senior Credit Facility. See “Liquidity and Capital Resources” below for further information.

The Company replaced its former senior secured credit agreement in February 2004, which had a final maturity of June 2006, with the Senior Credit Facility. All borrowings outstanding under the former senior secured credit agreement were repaid in February 2004, and the Company was released from all related obligations. This early extinguishment resulted in a non-cash, pre-tax charge of approximately $2.3 million during the second quarter of fiscal 2004, representing the write-off of the remaining capitalized debt issuance costs. In addition, during the first quarter of fiscal 2004, the Company retired $49.4 million (gross principal amount) of its 13% Notes through open market and negotiated purchases. The Company recorded a pre-tax charge of $15.1 million related to this redemption. The pre-tax charge consisted of the $13.7 million bond redemption premium payments and a $1.4 million non-cash write-off of the associated debt discount and debt issuance costs.

Other (income) expense increased $1.9 million during the six months ended February 28, 2005 due to a $2.0 million negotiated settlement gain on the reimbursement of the Offset Funds to APW. See Note 12, “Distribution of Electronics Segment,” in Notes to Condensed Consolidated Financial Statements for discussion of this gain.

Restructuring Reserves

The Company committed to integration plans to restructure portions of its Kopp operation at the time it was acquired in the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs, and the related costs were reserved as part of the Kopp purchase price allocation. The reserve represents employee severance costs to be incurred in connection with the transfer of certain production out of Germany to lower cost locations and general reductions in the workforce. German employment has been reduced by over 200 employees, or nearly 30%. The $2.3 million of remaining accrued severance costs at February 28, 2005 will be paid to former employees over the next two years pursuant to contractual arrangements with those employees.

A rollforward of the restructuring reserve (all of which relates to accrued severance costs) follows:

Accrued severance costs as of August 31, 2004	$2,815
Cash payments	(705)
Currency impact	231

Accrued severance costs as of February 28, 2005	$2,341

In connection with the KCI Acquisition in December 2004, the Company will close KCI’s corporate headquarters and terminate the related employees, as well as other minor restructuring. A restructuring reserve of $1.9 million has been recorded in the preliminary purchase price allocation to reflect estimated severance payments to terminated employees, $1.2 million of which was paid prior to February 28, 2005. The $0.7 million balance in the restructuring reserve at February 28, 2005, primarily reflects severance payments that will be made during fiscal 2005.

Liquidity and Capital Resources

Cash and cash equivalents totaled $4.1 million and $6.0 million at February 28, 2005 and August 31, 2004, respectively. Our goal is to maintain low cash balances, utilizing excess cash to reduce debt in an effort to minimize financing costs.

The Company generated cash from operating activities of $27.5 million and $1.4 million during the six months ended February 28, 2005 and February 29, 2004, respectively. The cash flows for the first six months of fiscal 2005 include the impact of the $15.8 million reimbursement of Offset Funds to APW and the increase in the accounts receivable securitization program of $19.3 million from adding KCI to the accounts receivable securitization program. The operating cash flows from the six months ended February 29, 2004 include $8.4 million of premiums paid to bondholders for 13% Note repurchases, net of the related tax benefit, and $3.4 million of positive cash flow from adding the Kwikee business to the accounts receivable securitization program. The remaining increase in cash flows from operating activities during the six months ended February 28, 2005 were due to the improved profitability resulting from acquisitions, and lower cash payments for interest of approximately $5.0 million. Our operating cash flow during the first two quarters of each fiscal year is typically weaker than the final two fiscal quarters due to the seasonal build-up of primary working capital.

Cash used in investing activities totaled $292.3 million and $56.4 million during the six months ended February 28, 2005 and February 29, 2004, respectively. During the first half of fiscal 2005, the Company used $287.1 million of cash to fund the closing of the Yvel, Sperry, KCI, and Hedley Purvis acquisitions and to fund an earn-out payment to the sellers of Dresco. Additionally, $2.5 million of net proceeds were generated from the sale-leaseback of a U.S. facility. During the six months ended February 29, 2004, $60.1 million of cash was used for the Dresco and Kwikee acquisitions, and $5.0 million to fund the purchase of the Kopp minority interest and pay the Kopp deferred purchase price. Also, net cash proceeds of $14.6 million were received from the sale-leaseback of a German facility in December 2003. Capital expenditures increased during fiscal 2005 due to continued growth in the automotive business to support the introduction of new convertible models and businesses acquired during the current year.

Net cash provided by financing activities totaled $262.5 million during the six months ended February 28, 2005. During the period, the Company completed an amendment to its Senior Credit Facility to provide for a new $250.0 million term loan and sold 2,875,000 shares of previously unissued Class A Common Stock at a price of $49.50 per share for net proceeds of $134.4 million. The equity offering proceeds were used to call and retire the 10.5% senior notes assumed in the KCI Acquisition and pay down revolving credit borrowings.

Net cash provided by financing activities totaled $53.3 million for the six months ended February 29, 2004. In November 2003, the Company generated net proceeds of $145.0 million from the sale of 2% Convertible Notes due November 15, 2023. The Company used approximately $63 million of these proceeds to redeem $49.4 million of 13% Notes through open market and negotiated purchases. The Company effectively used approximately $65 million of the 2% Convertible Note proceeds to fund the Dresco, Kwikee, and Kopp minority interest acquisitions in fiscal 2004. In February 2004, the Company entered into a $250 million Senior Credit Facility, and repaid the outstanding $30 million term loan under the former senior secured credit agreement. The Senior Credit Facility allows the Company greater flexibility to pursue acquisitions. As a result of the sale-leaseback of a German facility in December 2003 and positive operating cash flows during the quarter ended February 29, 2004, the Company subsequently made payments of $18.0 million on the senior revolving credit facility prior to February 29, 2004.

Debt

Debt outstanding at February 28, 2005 totaled $408.7 million, a $214.8 million increase from the $193.9 million at August 31, 2004. The increase was attributable to $287.1 million of additional borrowings to fund the cash purchase price of the current year acquisitions, $82.8 million to call and retire the 10.5% bonds assumed in the KCI acquisition, and the $15.8 million reimbursement of Offset Funds to APW. These increases in debt were partially offset by $134.4 million of proceeds from the December 2004 equity offering, $19.3 million of proceeds from the increase in the accounts receivable securitization program, and cash flow from operations.

The Company amended its Senior Credit Facility in December 2004 to fund the KCI Acquisition. The amendment provided for $250.0 million of term loans in addition to the existing $250.0 million Revolver. The term loans mature on December 22, 2009 and amortize as follows: $18.8 million in fiscal 2007, $37.5 million in fiscal 2008, $106.2 million in fiscal 2009, and $87.5 million in fiscal 2010. At February 28, 2005, $150.0 million of the outstanding term loans bore interest at a rate of 3.92%, which represented LIBOR plus a borrowing spread. As discussed in Note 9, “Derivatives,” the remaining $100.0 million of term loans bear a fixed rate of interest of 4.10% plus the applicable borrowing spread until maturity. The borrowing spread on the term loan was 1.25% at February 28, 2005, while borrowings under the Revolver bear interest at LIBOR plus a borrowing spread of 1.50%. All Senior Credit Facility borrowings are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the Revolver. At February 28, 2005, the non-use fee was 0.35%.

The Senior Credit Facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, acquisitions, dividends, and other restricted payments. In addition, the Company must comply with two separate financial ratio covenants on a quarterly basis: the Leverage Ratio and the Fixed Charge Coverage Ratio. The Leverage Ratio measures indebtedness (as defined by the Senior Credit Facility) as a multiple of earnings before interest, taxes, depreciation, and amortization (as defined by the Senior Credit Facility). The maximum Leverage Ratio allowed by the Senior Credit Facility is 3.50. For the twelve months ended February 28, 2005, the Company’s Leverage Ratio was 2.61, including the impact of accounts receivable sold under the accounts receivable securitization program. The Fixed Charge Coverage Ratio measures earnings before interest, taxes, depreciation, and amortization adjusted for capital expenditures and lease payments (as defined by the Senior Credit Facility) as a multiple of interest expense (as defined by the Senior Credit Facility). The minimum Fixed Charge Coverage Ratio allowed by the Senior Credit Facility is 1.75. For the twelve months ended February 28, 2005, the Company’s Fixed Charge Coverage Ratio was 2.39. As of February 28, 2005 the Company was in compliance with all debt covenants.

There were no commercial paper borrowings outstanding at February 28, 2005. Total commercial paper outstanding cannot exceed $75.0 million under the terms of the Senior Credit Facility. The Revolver provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balance of the Revolver and Commercial Paper facility cannot exceed $250.0 million. The unused and available credit line under the Revolver at February 28, 2005 was approximately $246.0 million.

During January 2005, the Company entered into a euro-denominated revolving credit facility with a European bank. This facility provides for a $10.6 million (8.0 million euro) working capital revolving line of credit in addition to a $19.9 million (15.0 million euro) line of credit that can be used to fund acquisitions only. Both lines of credit mature in January 2006. Additionally, any borrowings on the acquisition line of credit must be repaid in full within 180 days. Borrowings on these lines of credit bear interest at EURIBOR plus a borrowing spread of 1.10%. There were $2.5 million of borrowings outstanding on the working capital revolving line of credit at February 28, 2005, which were included in short-term borrowings on the Condensed Consolidated Balance Sheet. There were no outstanding borrowings on the acquisition line of credit at February 28, 2005. The Company has various other revolving credit facilities at foreign subsidiaries to fund monthly working capital needs on a short-term basis.

See the “Timing of Commitments” table below for the maturities schedule of long-term debt outstanding at February 28, 2005.

During January 2005, the Company entered into interest rate swap contracts with a total notional amount of $100.0 million that convert variable rate debt into fixed rate debt. These contracts were outstanding at February 28, 2005, and have a maturity date of December 22, 2009. See Note 9, “Derivatives,” in Notes to Condensed Consolidated Financial Statements for further information. The Company was not party to any interest rate swap contracts at August 31, 2004.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the Distribution, the Company assigned its rights in the leases used in the former Electronics segment, but was not released as a responsible party from all such leases by the lessors. Some of these businesses were subsequently sold to third parties. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $13.7 million at February 28, 2005. The future undiscounted minimum lease payments for these leases are as follows: $2.6 million in the balance of calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; $1.9 million in calendar 2009; and $7.2 million thereafter.

As more fully discussed in Note 4, “Accounts Receivable Financing” in the Notes to Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $43.9 million and $24.6 million at February 28, 2005 and August 31, 2004, respectively. If the Company had discontinued this securitization program at February 28, 2005 it would have been required to borrow approximately $43.9 million to finance the working capital increase. Total capacity under the securitization program is $55 million.

Cash outflows totaling approximately $2.3 million will be required in fiscal 2005 and 2006 to fund the Kopp restructuring cash flow requirements. See Note 3, “Restructuring Reserves,” in the accompanying Notes to Condensed Consolidated Financial Statements for further information.

The Company had outstanding letters of credit of $7.7 million and $6.1 million at February 28, 2005 and August 31, 2004, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested businesses.

Dividends have not been declared or paid during fiscal 2005 or 2004, and the Company does not currently plan to pay dividends. Cash flow from operations is expected to be retained for working capital needs, acquisitions, and to reduce outstanding debt. At February 28, 2005, the Company had approximately $246.0 million of availability under the Revolver. The Company believes that availability under the Revolver, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for at least the next twelve months.

Timing of Commitments

The timing of payments due under the Company’s commitments is as follows:

Contractual Obligations (a)

Years Ended August 31,	Long-term Debt Obligations	Deferred Acquisition Purchase Price	Operating Lease Obligations	Total
	(b)		(c )
2005	$2,913	$2,100	$15,362	$20,375
2006	91	224	13,437	13,752
2007	18,841	1,718	10,449	31,008
2008	37,591	2,848	9,116	49,555
2009	109,250	—	7,904	117,154
Thereafter	237,500	—	30,124	267,624

Total	$406,186	$6,890	$86,392	$499,468

(a)	The above table excludes contingent earn-out payments related to recently completed acquisitions, as the exact amounts or timing of payments are not known. See Note 2, “Acquisitions,” in Notes to Condensed Consolidated Financial Statements for additional details on these contingent payments.
(b)	Interest on long-term debt is payable as follows:

•	Senior Credit Facility; payable on interest-rate reset dates on individual borrowings

•	Commercial paper; payable on maturity dates of individual issuances

•	2% Convertible Notes; payable semi-annually on November 15th and May 15th

•	Euro denominated term loans; payable semi-annually on January 31st and July 31st

(c)	The Company’s purchase obligations generally relate to amounts due under contracts with third party service providers. These contracts are primarily for real estate leases, information technology services, including software and hardware support services and leases, and telecommunications services. Those purchase obligations, such as leases, that are not cancelable are included in the table. The Company routinely issues purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor, and as such, they are excluded from the contractual obligations table.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123-Revised supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting period. SFAS No. 123-Revised is effective for all periods beginning after June 15, 2005. The Company currently accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation costs related to stock option grants are currently reflected in net income, as all option awards granted under employee and outside director stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company is required to adopt SFAS No. 123-Revised by the first quarter of fiscal year 2006. See Note 10, “Stock Option Plans,” for pro forma information if the Company had elected to adopt the requirements of the previously issued SFAS No. 123.

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

Currency Risk —The Company has exposure to foreign currency exchange fluctuations. Approximately 55% and 53% of its revenues for the six months ended February 28, 2005 and the year ended August 31, 2004, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 81% and 82%, respectively, were denominated in euro, with the majority of the remainder denominated in various Asian and other European currencies. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

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

Interest Rate Risk —The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are indexed to the LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. During January 2005, the Company entered into interest rate swap contracts with a total notional amount of $100.0 million that convert variable rate debt into fixed rate debt. These contracts were outstanding at February 28, 2005 and have a maturity date of December 22, 2009. The Company was not party to any interest rate swap contracts at August 31, 2004. An increase or decrease of 25 basis points in the applicable interest rates on unhedged variable rate debt would result in a change in pre-tax interest expense of approximately $0.5 million on an annual basis.

Commodity Risk —We source a wide variety of materials and components from a network of global suppliers. While such goods are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. Fluctuations in the market prices for these commodities resulted in a reduction in gross profit by approximately $5.0 million for the twelve month period ending February 28, 2005. However, market prices of certain commodities such as steel, plastic resin, and copper continue to fluctuate, which could have a positive or negative impact on our results. We have been successful in passing along some commodity price increases to customers, however, we cannot give assurances that we will have success in passing all or part of potential future cost increases to customers. We have not entered into any derivative contracts to hedge our exposure to commodity risk.

Item 4 – Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 are inapplicable and have been omitted.

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on January 10, 2005 to elect a board of eight directors and vote on one additional proposal. Each director nominee was elected. The number of votes for each nominee is set forth below:

	Share Votes For	Share Votes Withheld
Robert C. Arzbaecher	21,726,684	347,647
Gustav H.P. Boel	21,926,150	148,181
Thomas J. Fischer	20,714,122	1,360,209
William K. Hall	21,202,009	872,322
Kathleen J. Hempel	21,203,693	870,638
Robert A. Peterson	21,201,487	872,844
William P. Sovey	21,997,594	76,737
Larry D. Yost	22,027,637	46,694

In addition, the following proposal was voted on at the January 10, 2005 annual meeting:

Proposal to adopt the Company’s Executive Officer Bonus Plan.

For	Against	Abstain	Withheld
21,344,149	709,882	20,300	—

Item 6 – Exhibits

(a) Exhibits

See “Index to Exhibits” on page 30, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: April 7, 2005	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2005

INDEX TO EXHIBITS

Exhibit	Description	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X