Form 10-Q
period 2005-05-31
ACTUANT CORP
filed 2005-07-07
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

The number of shares outstanding of the registrant’s Class A Common Stock as of June 30, 2005 was 26,974,815.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Net sales	$271,733	$196,481	$706,677	$539,087
Cost of products sold	185,036	134,766	481,734	367,959

Gross profit	86,697	61,715	224,943	171,128

Selling, administrative and engineering expenses	50,050	35,943	131,257	103,328
Amortization of intangible assets	1,610	594	3,476	1,728

Operating profit	35,037	25,178	90,210	66,072

Financing costs, net	4,936	2,900	10,781	11,168
Charge for early extinguishment of debt	—	9,940	—	27,277
Other expense (income), net	435	505	(744)	1,596

Earnings before income tax expense and minority interest	29,666	11,833	80,173	26,031

Income tax expense	9,150	4,428	26,617	9,371
Minority interest, net of income taxes	(234)	(61)	(519)	143

Net earnings	$20,750	$7,466	$54,075	$16,517

Earnings per share:
Basic	$0.77	$0.31	$2.11	$0.70
Diluted	$0.68	$0.29	$1.85	$0.65

Weighted average common shares outstanding:
Basic	26,956	23,703	25,663	23,615
Diluted.	31,438	28,273	30,165	27,503

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	May 31, 2005	August 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,884	$6,033
Accounts receivable, net of allowances for losses of $8,239 and $4,704, respectively	139,219	90,433
Inventories, net of allowances for losses of $20,529 and $10,353, respectively	139,418	87,074
Deferred income taxes	16,073	11,126
Other current assets	7,667	7,648

Total current assets	309,261	202,314

Gross property, plant and equipment	187,562	148,510
Less: Accumulated depreciation	(106,864)	(100,538)

Property, plant and equipment, net	80,698	47,972
Goodwill	424,669	145,387
Other intangible assets, net	187,657	22,127
Other long-term assets	9,240	6,336

Total assets	$1,011,525	$424,136

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$909	$960
Trade accounts payable	89,269	64,165
Accrued compensation and benefits	31,487	21,401
Income taxes payable	10,918	9,608
Current maturities of long-term debt	2,008	3,863
Other current liabilities	46,033	34,627

Total current liabilities	180,624	134,624

Long-term debt, less current maturities	476,831	189,068
Deferred income taxes	69,098	8,376
Pension and postretirement benefit liabilities	35,015	28,862
Other long-term liabilities	20,278	31,429

Shareholders’ equity:
Class A common stock, $0.20 par value, authorized 42,000,000 shares, issued and outstanding 26,973,324 and 23,762,494 shares, respectively	5,395	4,753
Additional paid-in capital	(377,493)	(518,321)
Retained earnings	617,020	562,945
Stock held in trust	(1,126)	(806)
Deferred compensation liability	1,126	806
Accumulated other comprehensive loss	(15,243)	(17,600)

Total shareholders’ equity.	229,679	31,777

Total liabilities and shareholders’ equity	$1,011,525	$424,136

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2005	2004
Operating Activities
Net earnings	$54,075	$16,517
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	16,245	12,254
Amortization of debt discount and debt issuance costs	936	1,126
Write-off of debt discount and debt issuance costs in conjunction with early extinguishment of debt	—	4,445
Other	419	1,925
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	(11,753)	(6,329)
Increase in accounts receivable securitization program	21,070	3,444
Inventories, net	(5,513)	(4,244)
Prepaid expenses and other assets	3,085	(1,357)
Trade accounts payable	(1,548)	2,717
Income taxes payable.	3,100	(4,334)
Reimbursement of tax refund to former subsidiary	(15,837)	—
Other accrued liabilities	(8,705)	(2,757)

Net cash provided by operating activities	55,574	23,407

Investing Activities
Proceeds from sale of property, plant and equipment	2,839	14,601
Capital expenditures	(11,505)	(8,000)
Cash paid for business acquisitions, net of cash acquired	(381,955)	(65,100)

Net cash used in investing activities	(390,621)	(58,499)

Financing Activities
Partial redemption of 13% senior subordinated notes	—	(80,897)
Net proceeds from 2% convertible senior subordinated note offering	—	144,994
Net borrowings on revolving credit facilities and short-term borrowings	17,881	26,059
Gross proceeds from issuance of term loans	250,000	—
Proceeds from euro-denominated acquisition loan	19,602	—
Principal payments on term loans	(3,045)	(54,443)
Redemption of Key Components, Inc. 10.5% senior notes	(82,800)	—
Payments for early termination of interest rate swaps	—	(1,016)
Debt issuance costs	(2,300)	(1,270)
Net proceeds from Class A common stock offering	134,360	—
Stock option exercises and other	2,056	1,566

Net cash provided by financing activities	335,754	34,993

Effect of exchange rate changes on cash	144	257

Net increase in cash and cash equivalents	851	158
Cash and cash equivalents – beginning of period	6,033	4,593

Cash and cash equivalents - end of period	$6,884	$4,751

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Shares	Amount
Balance at August 31, 2004	23,762	$4,753	$(518,321)	$562,945	$(17,600)	$(806)	$806	$31,777
Net earnings	—	—	—	54,075	—	—	—	54,075
Currency translation adjustments	—	—	—	—	2,476	—	—	2,476
Fair value of interest rate swaps, net of taxes	—	—	—	—	(119)	—	—	(119)

Total comprehensive income								56,432
Common stock offering, net	2,875	575	133,785	—	—	—	—	134,360
Company stock contribution for 401(k) plan and restricted stock awards	37	7	1,096	—	—	—	—	1,103
Stock option exercises and employee purchases pursuant to stock purchase plan	292	59	1,997	—	—	—	—	2,056
Tax benefit of stock option exercises	—	—	3,658	—	—	—	—	3,658
Distribution of stock from rabbi trust for deferred compensation plans	—	—	—	—	—	89	(89)	—
Stock acquired or issued and placed in rabbi trust for deferred compensation plans	7	1	292	—	—	(409)	409	293

Balance at May 31, 2005	26,973	$5,395	$(377,493)	$617,020	$(15,243)	$(1,126)	$1,126	$229,679

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2005.

Prior year financial statements have been reclassified where appropriate to conform to current year presentations.

Note 2. Acquisitions

The Company completed five business acquisitions during the nine months ended May 31, 2005 and two acquisitions in the prior fiscal year. All of these transactions were accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Condensed Consolidated Financial Statements only since their acquisition dates. All of these acquisitions resulted in the recognition of goodwill in the Company’s Condensed Consolidated Financial Statements because the purchase prices reflect the future earnings and cash flow potential of these companies, and the complementary strategic fit and resulting synergies these businesses bring to existing operations. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the nine months ended May 31, 2005, and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

On May 17, 2005, the Company acquired all of the outstanding stock of Hydratight Sweeney (“Hydratight Sweeney” or the “Hydratight Sweeney Acquisition”) for $94.4 million of cash (net of $0.8 million of cash acquired). Hydratight Sweeney, headquartered in Birmingham, United Kingdom, manufactures and provides bolting products and services to the oil and gas, power generation, industrial, and other end user markets and is included in our Tools & Supplies segment. The addition of Hydratight Sweeney to the existing Enerpac and Hedley Purvis organizations enables Actuant to offer customers a full line of joint-integrity solutions on a global basis. This transaction was funded with proceeds from the Company’s revolving credit facilities. The preliminary purchase price allocation resulted in $45.2 million assigned to goodwill and $45.7 million assigned to other intangible assets. Due to the short time frame between the acquisition date and the end of the current quarter, the Company has not yet finalized the valuation of the acquired tangible and intangible assets. For purposes of the May 31, 2005 preliminary purchase price allocation, the Company relied upon internal estimates. Upon completion of a third party valuation, the amounts in the table below may be adjusted. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

Accounts receivable, net	$12,078
Inventories, net	5,314
Other current assets	1,024
Property, plant & equipment	6,621
Goodwill	45,197
Other intangible assets	45,670
Trade accounts payable	(4,426)
Accrued compensation and benefits	(1,306)
Income taxes payable	(1,289)
Other current liabilities	(1,759)
Deferred income taxes	(12,706)

Cash paid, net of cash acquired	$94,418

On January 20, 2005, the Company acquired all of the outstanding stock of Hedley Purvis Holdings Limited (“Hedley Purvis” or the “Hedley Purvis Acquisition”) for $28.6 million of cash. The purchase agreements provide for deferred purchase price payments of $2.2 million, as well as additional payments to the sellers aggregating no more than $6.0 million, contingent on the Company achieving net sales levels on specific product lines for the period January 1, 2005 through December 31, 2007. Any earn-out payments will be recorded as additional purchase price and increase goodwill. Hedley Purvis, headquartered in Morpeth, United Kingdom, designs and manufactures products for the bolting market, including torque wrenches, multipliers and tensioners and is included in our Tools & Supplies segment. In addition, it provides rental, manpower, and other services to bolting end users. The combination of Hedley Purvis’ bolting product and service network with Enerpac’s hydraulics expertise and distribution competencies will allow us to offer our customers a more complete global bolting solution. This transaction was funded with proceeds from the Company’s revolving credit facilities. The preliminary purchase price allocation resulted in $14.2 million assigned to goodwill, $1.0 million to patents, and $5.8 million to customer lists. The amounts assigned to patents and customer lists will be amortized over periods of five and eight years, respectively. The amount assigned to goodwill increased by $3.1 million during the third quarter of fiscal 2005 mainly as a result of recording a liability for contractual obligations related to post-retirement benefits for employees.

On December 27, 2004, the Company acquired all of the outstanding stock of Key Components, Inc. (“KCI” or the “KCI Acquisition”) for approximately $316.9 million (including the assumption of $80.8 million of debt less $2.2 million of acquired cash). There are no other payments due to the sellers. KCI is the holding company for six businesses that provide products for a diverse array of end-user markets offered under such established brand names as Acme Electric, B.W. Elliott, Gits Manufacturing, Marinco, and Turner Electric. The products offered through these operating businesses consist of power converters and transformers, flexible shafts, turbocharger and emission system components, specialty electrical components, and high-voltage utility switches. Two of the operating businesses have been included in our Tools & Supplies segment and four have been included in our Engineered Solutions segment. Similar to Actuant, a number of KCI businesses have leading positions in niche end-user markets serving diverse customers while generating above average financial returns. The transaction was funded through the issuance of $250.0 million of term loans under the Company’s senior credit facility, as amended, and a public offering of Class A Common Stock, both in December 2004. See Note 7, “Debt,” and Note 13, “Common Stock,” for further information on these financing transactions. The preliminary purchase price allocation resulted in $202.4 million assigned to goodwill, $3.1 million to patents, $42.1 million to customer lists, and $68.8 million to tradenames. The amounts assigned to patents and customer lists will be amortized over weighted average periods of 8 and 19 years, respectively, and the amounts assigned to tradenames have been determined to have indefinite lives and as a result are not subject to amortization. The amount assigned to goodwill increased by $28.9 million during the third quarter of fiscal 2005 mainly as a result of recording a deferred tax liability on the indefinite lived tradename intangible assets. In addition, inventory valuation reserves, environmental remediation liabilities and direct acquisition cost liabilities were also refined during the third quarter of fiscal 2005. There were no other material adjustments to the KCI preliminary purchase price allocation during the third quarter of fiscal 2005.

On December 1, 2004, the Company acquired all of the outstanding stock of A.W. Sperry Instruments, Inc. (“Sperry”) for $12.4 million (net of $0.1 million of cash acquired). This purchase price is subject to an adjustment dependent on the amount of working capital (as defined by the purchase agreement) at December 1, 2004, the amount of which has not yet been finalized with the sellers. In addition, the Company agreed to make additional payments to the sellers based on gross profits earned from the sales of a specific product line during the period January 1, 2005 through December 31, 2007. Any amount paid under the working capital adjustment or the contingent payment option will be recorded as additional purchase price, which would increase goodwill. Sperry is a leading provider of electrical test meters and instruments to the North American retail home center and wholesale electrical markets and is included in our Tools & Supplies segment. The transaction was funded from borrowings under the Company’s senior credit facility. The Sperry acquisition expanded our presence in both the retail and professional electrical channels and is part of the Gardner Bender business. The preliminary purchase price allocation resulted in $10.0 million assigned to goodwill and $1.2 million to intangible assets, consisting principally of a tradename with an indefinite life.

On September 16, 2004, the Company acquired 100% of the outstanding capital stock of Yvel S.A. (“Yvel”) for $10.0 million of cash (net of $1.6 million of cash acquired). There are no additional payments due to the sellers. Yvel, headquartered in Paris, France, is a leading provider of hydraulic latches to the European cab-over-engine heavy-duty truck market and is included in our Engineered Solutions segment. This transaction was funded through borrowings under the Company’s senior credit facility. Yvel was an attractive acquisition candidate because of it’s market leadership and the potential synergies with our Power-Packer truck business, as Yvel latches are often used in combination with Power-Packer cab-tilt systems to provide complete engine access solutions. The preliminary purchase price allocation resulted in $7.3 million assigned to goodwill and $0.6 million to intangible assets, consisting of trademarks and customer lists.

The Company acquired Kwikee Products Company (“Kwikee”) on September 3, 2003 and Dresco B.V. (“Dresco”) on December 30, 2003. For further information on the Kwikee and Dresco acquisitions, refer to the Notes to Consolidated Financial Statements in the Company’s fiscal 2004 Annual Report on Form 10-K. The Dresco purchase agreement includes a deferred purchase price payment of $1.4 million, and provides for earn-out payments to the sellers aggregating no more than $10.3 million, contingent on the Company achieving targeted net sales in the calendar years ended December 31, 2004 through 2006. During February 2005, the Company paid $0.8 million for the calendar 2004 earn-out.

The following unaudited pro forma results of operations of the Company give effect to all acquisitions completed since September 1, 2003 as though the transactions and related financing activities had occurred on September 1, 2003.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Net sales
As reported	$271,733	$196,481	$706,677	$539,087
Pro forma	283,787	280,825	842,707	786,893

Net earnings
As reported	$20,750	$7,466	$54,075	$16,517
Pro forma	21,020	11,812	62,508	27,300

Basic earnings per share
As reported	$0.77	$0.31	$2.11	$0.70
Pro forma	0.78	0.44	2.33	1.03

Diluted earnings per share
As reported	$0.68	$0.29	$1.85	$0.65
Pro forma	0.69	0.40	2.05	0.94

The comparability of net earnings between the periods presented is impacted by $6.8 million and $18.1 million net of tax charges for the early extinguishment of debt included in the three and nine months ended May 31, 2004, respectively.

Note 3. Restructuring Reserves

The Company committed to integration plans to restructure portions of its Kopp operation at the time it was acquired in the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs, and the related costs were reserved as part of the Kopp purchase price allocation. The reserve represents employee severance costs to be incurred in connection with the transfer of certain production out of Germany to lower cost locations and general reductions in the workforce. German employment has been reduced by over 200 employees, or over 30%. The $1.8 million of remaining accrued severance costs at May 31, 2005 will be paid to former employees over the next two years pursuant to contractual arrangements with those employees.

A rollforward of the restructuring reserve (all of which relates to accrued severance costs) follows:

Accrued severance costs as of August 31, 2004	$2,815
Cash payments	(1,073)
Currency impact	107

Accrued severance costs as of May 31, 2005	$1,849

In connection with the KCI Acquisition in December 2004, the Company committed to a plan to close KCI’s corporate headquarters and terminate all of the related employees. A restructuring reserve of $1.8 million, primarily for severance payments to the terminated employees, has been recorded in the preliminary purchase price allocation.

As of May 31, 2005, the KCI corporate headquarters have been closed and $1.6 million of severance payments have been made. The $0.2 million balance in the restructuring reserve at May 31, 2005 reflects the final severance payments, which will be made in June 2005, as well as the remaining lease cost on the idle office space.

Note 4. Accounts Receivable Financing

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. The retained interest recorded at May 31, 2005 and August 31, 2004 is $25.9 million and $18.6 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The securitization program has a final maturity in May 2006, subject to annual renewal by the Purchaser. The Company amended its securitization program in February 2005 to increase capacity from $35 million to $55 million, and to include trade accounts receivable from certain of the domestic entities acquired in the KCI Acquisition. Trade accounts receivables sold and being serviced by the Company totaled $45.6 million and $24.6 million at May 31, 2005 and August 31, 2004, respectively.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $87.1 million and $200.7 million for the three and nine months ended May 31, 2005, respectively, and $52.7 million and $148.4 million for the three and nine months ended May 31, 2004, respectively. Cash collections of trade accounts receivable balances in the total receivable pool totaled $127.4 million and $305.3 million for the three and nine months ended May 31, 2005, respectively, and $84.1 million and $237.3 million for the three and nine months ended May 31, 2004, respectively.

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

					Net Credit Losses
	Balance Outstanding		Balance Outstanding 60 Days or More Past Due		Nine Months Ended
	May 31, 2005	August 31, 2004	May 31, 2005	August 31, 2004	May 31, 2005	May 31, 2004
Trade accounts receivable subject to securitization program	$71,556	$43,148	$3,214	$2,468	$312	$515
Trade accounts receivable balances sold	45,641	24,571

Retained interest	$25,915	$18,577

Accounts receivable financing costs of $0.5 million and $0.9 million for the three and nine months ended May 31, 2005, respectively, and $0.1 million and $0.4 million for the three and nine months ended May 31, 2004, respectively, are included in financing costs in the accompanying Condensed Consolidated Statements of Earnings. Financing costs of $0.2 million were recognized during the nine months ended May 31, 2005 for costs incurred to increase the capacity of the securitization program from $35 million to $55 million in February 2005.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended May 31, 2005 are as follows:

	Tools & Supplies Segment	Engineered Solutions Segment	Total
Balance as of August 31, 2004	$66,943	$78,444	$145,387
Business acquisitions	168,320	111,029	279,349
Foreign currency impact	(98)	31	(67)

Balance as of May 31, 2005	$235,165	$189,504	$424,669

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of May 31, 2005 and August 31, 2004 are as follows:

	May 31, 2005			August 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$71,125	$2,281	$68,844	$2,273	$638	$1,635
Patents	33,259	11,745	21,514	22,440	10,341	12,099
Trademarks	5,317	1,926	3,391	5,317	1,741	3,576
Non-compete agreements	821	482	339	1,750	1,266	484
Other	552	246	306	238	213	25

Total	$111,074	$16,680	$94,394	$32,018	$14,199	$17,819

Amortization expense recorded on the intangible assets listed above was $1.6 million and $3.5 million for the three and nine months ended May 31, 2005, respectively, and $0.6 million and $1.7 million for the three and nine months ended May 31, 2004, respectively. The Company estimates that amortization expense will approximate $5.3 million for fiscal 2005. Amortization expense for future years is estimated as follows: $7.2 million in fiscal 2006, $7.1 million in fiscal 2007, $7.0 million in both fiscal 2008 and 2009, $6.7 million in fiscal 2010, and $57.6 million thereafter.

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of May 31, 2005 and August 31, 2004 are $93.3 million and $4.3 million, respectively. These assets are comprised of acquired tradenames.

The entire increase in the gross carrying amounts of goodwill and other intangible assets is the result of acquisitions completed in the current fiscal year and the impact of changes in foreign currency rates. See Note 2, “Acquisitions,” for additional details.

Note 6. Accrued Product Warranty Costs

The Company recognizes the cost associated with product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty during the nine months ended May 31, 2005 and 2004:

	Nine Months Ended May 31,
	2005	2004
Beginning balance	$4,729	$3,436
Provision for warranties	3,413	4,077
Warranty payments and costs incurred	(3,340)	(3,542)
Warranty reserves of acquired business	1,968	396
Currency impact	12	191

Ending balance	$6,782	$4,558

Note 7. Debt

The Company’s indebtedness, as of May 31, 2005 and August 31, 2004 was as follows:

	May 31, 2005	August 31, 2004
Senior credit facility
Revolving credit facility (“Revolver”)	$40,500	$15,000
Term loan	250,000	—
Commercial paper	36,125	23,800
Euro denominated term loans	2,214	4,131

Sub-total – Senior indebtedness	328,839	42,931

Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	150,000

Total debt, excluding short-term borrowings	478,839	192,931
Less: current maturities of long-term debt	(2,008)	(3,863)

Total long-term debt, less current maturities	$476,831	$189,068

Short-term borrowings	$909	$960

The Company amended its senior credit facility in December 2004 to fund the KCI Acquisition. The amendment provided for $250.0 million of term loans in addition to the existing $250.0 million Revolver. The term loans mature on December 22, 2009 and amortize as follows: $18.8 million in fiscal 2007, $37.5 million in fiscal 2008, $106.2 million in fiscal 2009, and $87.5 million in fiscal 2010. At May 31, 2005, $150.0 million of the outstanding term loans bore interest at a rate of 4.27%, which represented LIBOR plus a borrowing spread. As discussed in Note 8, “Derivatives,” the remaining $100.0 million of term loans bear a fixed rate of interest of 4.10% plus the applicable borrowing spread until maturity. The borrowing spread on the term loan was 1.25% at May 31, 2005, while borrowings under the Revolver bear interest at LIBOR plus a borrowing spread of 1.50%. The $40.5 million of outstanding borrowings on the Revolver were at an interest rate of 4.59% at May 31, 2005. All senior credit facility borrowings are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratios. As a result of the increased debt incurred during the third quarter of fiscal 2005, the borrowing spread will increase 25 basis points during the fourth quarter of fiscal 2005 for both the Revolver and term loan borrowings. In addition, a non-use fee is payable quarterly on the average unused credit line under the Revolver. At May 31, 2005, the non-use fee was 0.35%. The senior credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, acquisitions, dividends and other restricted payments. As of May 31, 2005 the Company was in compliance with all debt covenants.

The Company assumed $80.0 million of 10.5% Senior Notes (the “KCI 10.5% Notes”) in the KCI Acquisition on December 27, 2004. The Company redeemed all of the KCI 10.5% Notes on January 26, 2005 at a call price of 103.5% plus accrued interest, using proceeds from the issuance of Class A common stock. For more information, see Note 13, “Common Stock.”

There was $36.1 million of commercial paper borrowings outstanding at May 31, 2005, all of which had original maturity terms of 91 days or less and were at a weighted interest rate of 3.49%, including issuance fees. Total commercial paper outstanding cannot exceed $75.0 million under the terms of the senior credit facility. The Revolver provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balance of the Revolver and commercial paper cannot exceed $250.0 million. The unused and available credit line under the Revolver at May 31, 2005 was approximately $172.0 million.

During January 2005, the Company entered into a euro-denominated revolving credit facility with a European bank. This facility provides for a $10.0 million (8.0 million euro) working capital revolving line of credit in addition to a $18.7 million (15.0 million euro) line of credit that can be used to fund acquisitions only. Both lines of credit mature in January 2006. Additionally, any borrowings on the acquisition line of credit must be repaid in full within 180 days. Borrowings on these lines of credit bear interest at EURIBOR plus a borrowing spread of 1.10%. There were $0.1 million of borrowings outstanding on the working capital revolving line of credit at May 31, 2005, which were included in short-term borrowings on the Condensed Consolidated Balance Sheet. There were no outstanding borrowings on the acquisition line of credit at May 31, 2005. The Company has various other revolving credit facilities at foreign subsidiaries to fund monthly working capital needs on a short-term basis, which were included in short-term borrowings on the Condensed Consolidated Balance Sheet.

Note 8. Derivatives

All derivatives are recognized on the balance sheet at their estimated fair value. The Company was a not party to any material derivative contracts at August 31, 2004. In January 2005, the Company entered into interest rate swap contracts that have a total notional value of $100.0 million and have maturity dates of December 22, 2009. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate of 4.10%. These interest rate swap contracts were entered into to convert $100.0 million of the $250.0 million variable rate term loan under the senior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts is $(0.2) million at May 31, 2005, and the Company has recorded this in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

The Company is not party to any other material derivative contracts at May 31, 2005.

Note 9. Stock Option Plans

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

For purposes of pro forma disclosures under SFAS No. 123, “Accounting for Stock based Compensation,” the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma disclosures for the three and nine months ended May 31, 2005 and May 31, 2004 are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Net earnings, as reported	$20,750	$7,466	$54,075	$16,517
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(758)	(458)	(2,011)	(1,393)

Pro forma net earnings	$19,992	$7,008	$52,064	$15,124

Earnings per share:
Basic – as reported	$0.77	$0.31	$2.11	$0.70
Basic – pro forma	$0.74	$0.30	$2.03	$0.64

Diluted – as reported	$0.68	$0.29	$1.85	$0.65
Diluted – pro forma	$0.66	$0.27	$1.79	$0.60

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123-Revised”). SFAS No. 123-Revised supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting period. The Company will adopt SFAS No. 123-Revised during the fourth quarter of fiscal 2005 and will use the modified retrospective method of adoption. Under this adoption method, the first three quarters of fiscal 2005 will be restated in the fourth quarter to reflect expense for stock based compensation as required under the new rule. The total impact of SFAS No. 123-Revised on fiscal 2005 is an estimated $2.7 million reduction to net earnings, or a $0.09 per share reduction in diluted earnings per share.

Note 10. Employee Benefit Plans

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

Components of net periodic benefit costs were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Domestic Defined Benefit Pension Plans
Service cost	$141	$—	$236	$—
Interest cost	554	230	1,231	677
Expected return on assets	(602)	(225)	(1,301)	(751)
Amortization of actuarial loss	108	74	325	98

Net periodic benefit cost	$201	$79	$491	$24

Domestic Postretirement Medical Benefit Plans
Service cost	$4	$2	$12	$10
Interest cost	70	88	186	271
Amortization of actuarial gain	(97)	(48)	(291)	(207)

Net periodic benefit cost	$(23)	$42	$(93)	$74

Foreign Defined Benefit Pension Plans
Service cost	$116	$120	$347	$393
Interest cost	274	218	767	620
Expected return on assets	(45)	(12)	(83)	(44)
Amortization of actuarial (gain) loss	(1)	(8)	(2)	24

Net periodic benefit cost	$344	$318	$1,029	$993

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

Note 12. Earnings Per Share

The Company adopted Emerging Issues Task Force Issue 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” (“EITF 04-08”) during the nine months ended May 31, 2005. The Company’s 2% Convertible Notes are convertible at the option of the holder into shares of the Company’s Class A Common Stock once the common stock trades above $47.89 per share for a specified period of time (a market price trigger). EITF 04-08 requires companies with contingently convertible debt instruments to include the dilutive effect of the contingently convertible debt in the diluted earnings per share calculations regardless of whether the market price trigger has been met. Prior period diluted earnings per share for each quarter in fiscal 2004, as well as the first quarter of fiscal 2005, were restated pursuant to this new accounting rule.

The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Numerator:
Net earnings, as reported, for basic earnings per share	$20,750	$7,466	$54,075	$16,517
Plus: 2% Convertible Notes financing costs, net of taxes	611	611	1,835	1,357

Net earnings, for diluted earnings per share	$21,361	$8,077	$55,910	$17,874

Denominator:
Weighted average common shares outstanding for basic earnings per share	26,956	23,703	25,663	23,615
Net effect of stock options based on the treasury stock method using average market price	724	812	744	1,104
Net effect of 2% Convertible Notes based on the if-converted method	3,758	3,758	3,758	2,784

Weighted average common and equivalent shares outstanding for diluted earnings per share	31,438	28,273	30,165	27,503

Basic earnings per share	$0.77	$0.31	$2.11	$0.70
Diluted earnings per share	$0.68	$0.29	$1.85	$0.65

Note 13. Common Stock

In December 2004, the Company sold, pursuant to an underwritten public offering, 2,875,000 shares of previously unissued Class A Common Stock at a price of $49.50 per share. Cash proceeds from the offering, net of underwriting discounts, commissions and other expenses, were approximately $134.4 million. The proceeds were used to fund the retirement of the $80.0 million KCI 10.5% Notes assumed in the KCI Acquisition and pay down outstanding borrowings on the Company’s Revolver and commercial paper facility.

Note 14. Segment Information

The Company has two reportable segments: Tools & Supplies and Engineered Solutions, with separate and distinct operating management and strategies. The Tools & Supplies segment is primarily involved in the design, manufacture and distribution of branded hydraulic and electrical tools and supplies to the retail, construction, electrical wholesale, industrial, oil & gas and production automation markets. The Engineered Solutions segment primarily focuses on developing and marketing highly engineered position and motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and other industrial markets. The Company evaluates segment performance based primarily on net sales and earnings (loss) before income tax expense and minority interest.

The following tables summarize financial information by reportable segment.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Net Sales:
Tools & Supplies	$158,211	$109,930	$409,294	$309,819
Engineered Solutions	113,522	86,551	297,383	229,268

Total	$271,733	$196,481	$706,677	$539,087

Earnings (Loss) Before Income Tax Expense and Minority Interest:
Tools & Supplies	$22,136	$17,407	$59,451	$47,243
Engineered Solutions	15,813	11,014	38,358	26,450
General Corporate and Other	(8,283)	(16,588)	(17,636)	(47,662)

Total	$29,666	$11,833	$80,173	$26,031

	May 31, 2005	August 31, 2004
Assets:
Tools & Supplies	$595,563	$231,928
Engineered Solutions	383,456	160,053
General Corporate and Other	32,506	32,155

Total	$1,011,525	$424,136

The comparability of the segment data is impacted by the Dresco, Yvel, Sperry, KCI, Hedley Purvis, and Hydratight Sweeney acquisitions. Yvel is included in the Engineered Solutions segment and Dresco, Sperry, Hedley Purvis, and Hydratight Sweeney are included in the Tools & Supplies segment. Of the six businesses acquired in the KCI acquisition, four are included in the Engineered Solutions segment and two are included in the Tools & Supplies segment. The comparability of General Corporate and Other results is impacted by a reduction in financing costs due to the repurchase of the remaining 13% senior subordinated notes during fiscal 2004, the impact of the convertible debt issuance in fiscal 2004 and term loans issued in December 2004, as well as costs incurred for the early extinguishment of debt.

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, and the retained interest in trade accounts receivable (subject to the accounts receivable securitization program discussed in Note 4, “Accounts Receivable Financing”).

Note 15. Contingencies and Litigation

The Company had outstanding letters of credit of $7.6 million and $6.1 million at May 31, 2005 and August 31, 2004, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested businesses.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the Distribution discussed in Note 11, “Distribution of Electronics Segment,” the Company assigned its rights in the leases used in the former Electronics segment, but was not released as a responsible party from all such leases by the lessors. Some of these businesses were subsequently sold to third parties. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $13.2 million at May 31, 2005. The future undiscounted minimum lease payments for these leases are as follows: $1.8 million in the balance of calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; $1.9 million in calendar 2009; and $7.2 million thereafter.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $2.9 million and $1.9 million were included in the Condensed Consolidated Balance Sheets at May 31, 2005 and August 31, 2004, respectively.

Note 16. New Accounting Pronouncements

See Note 9, “Stock Option Plans,” for discussion of the impact of SFAS No. 123-Revised “Accounting for Stock Based Compensation” on the Company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 required that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2006. The Company expects that the adoption of SFAS 151 will not have a material effect on the financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified global manufacturer and marketer of a broad range of industrial products and systems, organized into two reportable segments, Tools & Supplies and Engineered Solutions. Our Tools & Supplies segment is primarily involved in the design, manufacture and distribution of branded hydraulic and electrical tools and supplies to the retail, construction, electrical wholesale, industrial, oil & gas, production automation and marine markets. Our Engineered Solutions segment primarily focuses on developing and marketing highly engineered position and motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and other industrial markets. We believe that our strength in these product categories is the result of a combination of our brand recognition, proprietary engineering and design competencies, dedicated service philosophy, and global manufacturing and distribution capabilities.

Our long-term goal is to grow annual diluted earnings per share excluding unusual or non-recurring items (“EPS”) by 15% to 20% per year. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our EPS growth goal. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund additional acquisitions and internal growth opportunities. Our application of this strategy has generated profitable growth and reduced debt leverage over the past five years.

Results of Operations for the Three and Nine Months Ended May 31, 2005 and 2004

The comparability of the operating results for the three and nine months ended May 31, 2005 to the prior year has been significantly impacted by acquisitions. Listed below are the acquisitions completed since September 1, 2003.

Business	Segment	Acquisition Date
Kwikee Products Company	Engineered Solutions	September 3, 2003
Dresco B.V.	Tools & Supplies	December 30, 2003
Yvel S.A.	Engineered Solutions	September 16, 2004
A.W. Sperry Instruments, Inc.	Tools & Supplies	December 1, 2004
Key Components, Inc.		December 27, 2004
Power Distribution Products – Acme	Tools & Supplies
Aerospace & Defense – Acme	Engineered Solutions
Air Handling / Turbocharger Components – Gits	Engineered Solutions
Electrical Utility – Turner Electric	Engineered Solutions
Flexible Shafts – B.W. Elliott	Engineered Solutions
Specialty Electrical – Marinco	Tools & Supplies
Hedley Purvis Holdings Limited	Tools & Supplies	January 20, 2005
Hydratight Sweeney	Tools & Supplies	May 17, 2005

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

Consolidated net sales have increased by $75.2 million, or 38%, from $196.5 million for the three months ended May 31, 2004 to $271.7 million for the three months ended May 31, 2005. Excluding the $83.2 million of sales from acquired businesses (defined as businesses owned less than twelve months) and the $5.6 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2005 third quarter consolidated net sales decreased approximately 7%. Excluding foreign currency exchange rate changes, fiscal 2005 third quarter core sales decreased approximately 1% over the comparable prior year period. We define core sales growth as the year-over-year sales growth in both existing and acquired businesses.

Fiscal 2005 year-to-date consolidated net sales increased $167.6 million, or 31%, from $539.1 million in the comparable prior year period to $706.7 million in the current year. Excluding the $157.1 million of sales from acquired businesses and the $18.7 million favorable impact of foreign currency exchange rate changes on translated results, consolidated net sales during the nine months ended May 31, 2005 decreased 1% compared to the nine months ended May 31, 2004. Excluding the impact of foreign currency exchange rate changes, core sales (as previously defined) for the first nine months of fiscal 2005 increased 2%. Net sales fluctuations at the operating segment level are discussed in further detail below.

Consolidated earnings before income taxes and minority interest for the three months ended May 31, 2005 was $29.7 million, compared with $11.8 million for the three months ended May 31, 2004. Consolidated earnings before income taxes and minority interest for the nine months ended May 31, 2005 was $80.2 million compared with $26.0 million for the nine months ended May 31, 2004. The comparability between periods is impacted by acquisitions and the related financing activities, as well as by pre-tax charges for the early extinguishment of debt of $9.9 million and $27.3 million during the three and nine months ended May 31, 2004, respectively. The changes in consolidated earnings before income taxes and minority interest at the operating segment level are discussed in further detail below.

Tools & Supplies Segment Results

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Net sales	$158,211	$109,930	$409,294	$309,819
Cost of products sold	100,778	68,755	257,795	191,592

Gross profit	57,433	41,175	151,499	118,227
Gross profit margin	36.3%	37.5%	37.0%	38.2%
Selling, administrative and engineering expenses (“SAE”)	34,138	23,271	89,445	69,587
SAE as a percentage of net sales	21.6%	21.2%	21.9%	22.5%
Amortization of intangible assets	1,050	358	2,163	1,019

Operating profit	22,245	17,546	59,891	47,621
Operating profit margin	14.1%	16.0%	14.6%	15.4%
Other expense, net	109	139	440	378

Earnings before income tax expense and minority interest	$22,136	$17,407	$59,451	$47,243

Net sales increased by $48.3 million, or 44%, from $109.9 million for the three months ended May 31, 2004 to $158.2 million for the three months ended May 31, 2005. Excluding the impact of foreign currency exchange rate changes, Tools & Supplies segment core sales (as previously defined) grew 5%, reflecting the positive economic impact in our industrial tools, specialty electrical and transformer businesses. Excluding the $45.1 million of sales from acquired businesses and the $3.3 million favorable impact of foreign currency rate changes on translated results, sales remained flat as a result of sales growth in the industrial tools business offset by sales declines in the electrical business. Sales increased in the industrial tools business as a result of an increase in overall demand in most major markets we serve. Sales in our electrical business decreased as compared to the prior year quarter due to weak demand in Europe.

Net sales for the nine months ended May 31, 2005 increased $99.5 million, or 32%, to $409.3 million from $309.8 million for the nine months ended May 31, 2004. Excluding the impact of foreign currency exchange rate changes, Tools & Supplies core sales (as previously defined) for the first nine months of fiscal 2005 increased 4%, as a result of the same factors described in the third quarter discussion. Excluding the $86.5 million of sales from acquired businesses and the $11.4 million favorable impact of foreign currency rate changes on translated results, year-to-date sales remained flat as a result of sales growth in the industrial tools business offset by sales declines in the electrical business.

Gross profit increased by $16.2 million, or 39%, from $41.2 million for the three months ended May 31, 2004 to $57.4 million for the three months ended May 31, 2005 primarily due to higher sales. Excluding the $1.1 million impact of foreign currency rate changes on translated results, gross profit increased 37%. Gross profit for the nine months ended May 31, 2005 increased by $33.3 million, or 28%, to $151.5 million from $118.2 million also primarily due to higher sales. Excluding the $4.1 million impact of foreign currency rate changes on translated results, year-to-date gross profit increased 25%. Gross profit margins decreased from 37.5% during the three months ended May 31, 2004 to 36.3% for the three months ended May 31, 2005, and similarly, from 38.2% during the nine months ended May 31, 2004 to 37.0% for the nine months ended May 31, 2005. These margin declines are the result of the acquired business’ comparatively lower gross profit margins as well as product buybacks within the electrical business for two major retail home center customers.

SAE increased by $10.8 million, or 47%, from $23.3 million for the three months ended May 31, 2004 to $34.1 million for the three months ended May 31, 2005; while SAE increased by $19.9 million, or 29%, from $69.6 million for the nine months ended May 31, 2004 to $89.5 million for the nine months ended May 31, 2005. Acquired businesses accounted for $8.9 million and $14.6 million of the increase in SAE during the three and nine months ended May 31, 2005, respectively. Additionally, the impact of foreign currency rate changes on translated results added $0.7 million and $2.5 million to SAE during the three and nine months ended May 31, 2005, respectively. Excluding the impact of acquisitions and changes in foreign currency exchange rates, SAE modestly increased 5% and 4% during the three and nine months ended May 31, 2005, respectively, as a result of reset costs associated with the buybacks.

Amortization expense increased in the current year due to expense recognized on the amortizable intangible assets added with the business acquisitions. See Note 2, “Acquisitions,” in Notes to Condensed Consolidated Financial Statements for additional discussion on current year acquisitions and the intangible assets.

Engineered Solutions Segment Results

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Net sales	$113,522	$86,551	$297,383	$229,268
Cost of products sold	84,258	66,011	223,939	176,367

Gross profit	29,264	20,540	73,444	52,901
Gross profit margin	25.8%	23.7%	24.7%	23.1%
Selling, administrative and engineering expenses (“SAE”)	12,440	8,889	32,702	24,745
SAE as a percentage of net sales	11.0%	10.3%	11.0%	10.8%
Amortization of intangible assets	560	236	1,313	709

Operating profit	16,264	11,415	39,429	27,447
Operating profit margin	14.3%	13.2%	13.3%	12.0%
Other expense, net	451	401	1,017	997

Earnings before income tax expense and minority interest	$15,813	$11,014	$38,358	$26,450

Net sales increased by $27.0 million, or 31%, from $86.5 million for the three months ended May 31, 2004 to $113.5 million for the three months ended May 31, 2005. Excluding the $38.1 million of sales from acquired businesses and the $2.3 million favorable impact of foreign currency rate changes on translated results, sales decreased 15% due primarily to expected declines in the recreational vehicle (“RV”) and automotive convertible top markets, partially offset by year-over-year growth in sales to the heavy-duty truck market. Sales to the RV market decreased 31% during the fiscal 2005 third quarter versus the comparable period in fiscal 2004 due to lower RV original equipment manufacturer (“OEM”) production levels as the OEM’s and retail dealers work to reduce inventories. The automotive convertible top actuation business realized a year-over-year sales decline of 21% during the three months ended May 31, 2005 as a result of the pipeline impact of the introduction of several new convertible platforms in the prior year, compared to none in the current year. Conversely, sales to the heavy-duty truck market increased during the current year resulting from the continued strength of both the European and North America heavy-duty truck market and market share gains by our OEM customers. Excluding the impact of foreign currency exchange rate changes, Engineered Solutions segment core sales (as previously defined) decreased 8%, reflecting the lower RV and automotive convertible top market sales somewhat offset by increased shipments to the truck and flexible shaft markets.

Net sales increased $68.1 million, or 30%, from $229.3 million for the nine months ended May 31, 2004 to $297.4 million for the nine months ended May 31, 2005. Excluding the $70.6 million of sales from acquired businesses and the $7.2 million positive impact of the foreign currency rate changes on translated results, sales decreased 4%. The 4% sales decline on a year-to-date basis includes the decrease in RV market sales partially offset by modest growth in automotive convertible top actuation and strong truck sales. Excluding the impact of foreign currency exchange rate changes, Engineered Solutions core sales (as previously defined) for the first nine months of fiscal 2005 remained flat over the comparable prior year period, attributable to the same factors described in the third quarter discussion.

Gross profit increased by $8.8 million, or 42%, from $20.5 million for the three months ended May 31, 2004 to $29.3 million for the three months ended May 31, 2005 primarily due to increased sales. Excluding the $0.4 million impact of foreign currency rate changes on translated results, gross profit increased 41%. Gross profit increased by $20.5 million, or 39%, from $52.9 million for the nine months ended May 31, 2004 to $73.4 million for the nine months ended May 31, 2005, primarily driven by increased sales. Excluding the $1.2 million impact of foreign currency rate changes on translated results, year-to-date gross profit increased 36%. Gross profit margins increased from 23.7% during the three months ended May 31, 2004 to 25.8% for the three months ended May 31, 2005, and from 23.1% during the nine months ended May 31, 2004 to 24.7% for the nine months ended May 31, 2005. During both the three and nine months ended May 31, 2005, higher combined gross profit margins at Acquired Businesses more than offset the lower gross profit margins in the RV business resulting from reduced fixed cost absorption from the decrease in production volumes.

SAE increased by $3.5 million, or 40%, from $8.9 million for the three months ended May 31, 2004 to $12.4 million for the three months ended May 31, 2005, and $8.0 million, or 32%, from $24.7 million for the nine months ended May 31, 2004 to $32.7 million for the nine months ended May 31, 2005. Acquired Businesses accounted for $4.3 million and $8.0 million of the increase in SAE during the three and nine months ended May 31, 2005, respectively. Additionally, the impact of foreign currency rate changes on translated results contributed $0.2 million and $0.8 million of the increase in SAE during the three and nine months ended May 31, 2005, respectively. Excluding the impact of acquisitions and changes in foreign currency exchange rates, SAE decreased 11% and 3% during the three and nine months ended May 31, 2005, respectively, as a result of cost reduction programs and lower incentive compensation expense.

Amortization expense increased in the current year due to expense recognized on the amortizable intangible assets added with the business acquisitions. See Note 2, “Acquisitions,” in Notes to Condensed Consolidated Financial Statements for additional discussion on current year acquisitions and the intangible assets.

General Corporate Results

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Selling, administrative and engineering expenses (“SAE”)	$3,472	$3,783	$9,110	$8,996
Financing costs, net	4,936	2,900	10,781	11,168
Charge for early extinguishment of debt	—	9,940	—	27,277
Other (income) expense, net	(125)	(35)	(2,255)	221

Loss before income tax expense and minority interest	$(8,283)	$(16,588)	$(17,636)	$(47,662)

Current year-to-date general corporate SAE increased due primarily to redundant corporate headquarters expense for KCI and additional corporate expenses to support acquisition and Sarbanes-Oxley activities, partially offset by decreased incentive compensation expense.

All debt is considered to be for general corporate purposes, thus, financing costs and charges for early extinguishment of debt have not been allocated to the reportable segments. The significant increase in financing costs during the three months ended May 31, 2005 versus the comparable prior year period reflects the first full fiscal quarter of interest expense on the debt incurred for the KCI and Hedley Purvis acquisitions. Financing costs for the nine months ended May 31, 2005 were 3% less than the prior year period as a result of the impact of the Company’s gradual replacement of $110 million of outstanding 13% Senior Subordinated Notes (“13% Notes”) throughout fiscal 2004 with lower interest rate debt such as the 2% Convertible Notes which more than offset the effect of the increased debt levels incurred to finance the cash purchase price of fiscal 2005 acquisitions. The Company’s overall weighted average debt cost has significantly declined as a result of replacing the 13% Notes with less expensive forms of debt. See “Liquidity and Capital Resources” below for further information.

During the three and nine months ended May 31, 2004, the Company retired $31.5 million and $80.9 million (gross principal amount) of its 13% Notes, respectively, through open market and negotiated purchases. The Company recorded pre-tax charges of $9.9 million and $25.0 million during the three and nine months ended May 31, 2004, respectively, related to the redemptions. The pre-tax charges consisted of bond redemption premium payments and the non-cash write-off of the associated debt discount and debt issuance costs. The Company retired all remaining outstanding 13% Notes in the fourth quarter of fiscal 2004. During February 2004, the Company replaced its former senior secured credit agreement, which had a final maturity of June 2006, with the senior revolving credit facility. All borrowings outstanding under the former senior secured credit agreement were repaid in February 2004, and the Company was released from all related obligations. This early extinguishment resulted in a non-cash, pre-tax charge of approximately $2.3 million during the second quarter of fiscal 2004, representing the write-off of the remaining capitalized debt issuance costs.

Other (income) expense increased during the nine months ended May 31, 2005 due to a $2.0 million negotiated settlement gain on the reimbursement of the Offset Funds to APW. See Note 11, “Distribution of Electronics Segment,” in Notes to Condensed Consolidated Financial Statements for discussion of this gain.

Income Taxes

The effective income tax rate for the three and nine months ended May 31, 2005, was 30.8% and 33.2% respectively, and 37.4% and 36.0% during the three and nine months ended May 31, 2004, respectively. The effective income tax rate was higher in fiscal 2004 as a result of the negative tax impact of the charges for early extinguishment of debt on the utilization of foreign tax credits. In addition, the current year effective income tax rates are lower due to a reduction in statutory rates in Holland, a comparatively lower 30% tax rate in the United Kingdom where both the Hydratight Sweeney and Hedley Purvis businesses are based, a downward adjustment of our estimated fiscal 2005 full year effective tax rate after the fiscal 2004 tax return was filed in May 2005, and the realization of benefits on certain net operating losses that previously had not been benefited.

Restructuring Reserves

The Company committed to integration plans to restructure portions of its Kopp operation at the time it was acquired in the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs, and the related costs were reserved as part of the Kopp purchase price allocation. The reserve represents employee severance costs to be incurred in connection with the transfer of certain production out of Germany to lower cost locations and general reductions in the workforce. German employment has been reduced by over 200 employees, or over 30%. The $1.8 million of remaining accrued severance costs at May 31, 2005 will be paid to former employees over the next two years pursuant to contractual arrangements with those employees.

A rollforward of the restructuring reserve (all of which relates to accrued severance costs) follows:

Accrued severance costs as of August 31, 2004	$2,815
Cash payments	(1,073)
Currency impact	107

Accrued severance costs as of May 31, 2005	$1,849

In connection with the KCI Acquisition in December 2004, the Company committed to a plan to close KCI’s corporate headquarters and terminate all of the related employees. A restructuring reserve of $1.8 million, primarily for severance payments to the terminated employees, has been recorded in the preliminary purchase price allocation. As of May 31, 2005, the KCI corporate headquarters have been closed and $1.6 million of severance payments have been made. The $0.2 million balance in the restructuring reserve at May 31, 2005 reflects the final severance payments, which will be made in June 2005, as well as the remaining lease cost on the idle office space.

Liquidity and Capital Resources

Cash and cash equivalents totaled $6.9 million and $6.0 million at May 31, 2005 and August 31, 2004, respectively. Our goal is to maintain low cash balances, utilizing excess cash to reduce debt in an effort to minimize financing costs.

The Company generated cash from operating activities of $55.6 million and $23.4 million during the nine months ended May 31, 2005 and May 31, 2004, respectively. The operating cash flows for the first nine months of fiscal 2005 include the impact of the $15.8 million reimbursement of Offset Funds to APW and the $21.1 million increase in the accounts receivable securitization program due to adding KCI to the program. The operating cash flows from the nine months ended May 31, 2004 include $14.4 million of premiums paid to bondholders for 13% Note repurchases, net of the related tax benefit, and $3.4 million of positive cash flow from adding the Kwikee business to the accounts receivable securitization program. The remaining increase in cash flows from operating activities during the nine months ended May 31, 2005 were due to the increased income resulting from acquisitions, and lower cash payments for interest of approximately $4.8 million. Our operating cash flow during the final two quarters of each fiscal year is typically stronger than the first two fiscal quarters due to the seasonal build-up of primary working capital during the first half of the fiscal year.

Cash used in investing activities totaled $390.6 million and $58.5 million during the nine months ended May 31, 2005 and May 31, 2004, respectively. During the first nine months of fiscal 2005, the Company acquired Yvel, Sperry, KCI, Hedley Purvis, and Hydratight Sweeney and funded an earn-out payment to the sellers of Dresco. Additionally, $2.5 million of net proceeds were generated from the sale-leaseback of a U.S. facility. During the nine months ended May 31, 2004, $60.1 million of cash was used for the Dresco and Kwikee acquisitions, and $5.0 million to fund the purchase of the Kopp minority interest and pay the Kopp deferred purchase price. Also, net cash proceeds of $14.6 million were received from the sale-leaseback of a German facility in December 2003. Capital expenditures have increased during fiscal 2005 due to continued growth in the automotive business to support the introduction of new convertible models as well as businesses acquired during the current year.

Net cash provided by financing activities totaled $335.8 million during the nine months ended May 31, 2005. During the period, the Company completed an amendment to its senior credit facility to provide for a new $250.0 million term loan and sold 2,875,000 shares of previously unissued Class A Common Stock at a price of $49.50 per share for net proceeds of $134.4 million. The equity offering proceeds were used to call and retire the $82.8 million of 10.5% senior notes assumed in the KCI Acquisition and pay down revolving credit borrowings.

Net cash provided by financing activities totaled $35.0 million for the nine months ended May 31, 2004. In November 2003, the Company generated net proceeds of $145.0 million from the sale of 2% Convertible Notes due November 15, 2023. The Company used approximately $63.9 million of these proceeds to redeem $49.4 million of 13% Notes through open market and negotiated purchases. The Company effectively used approximately $65.1 million of the 2% Convertible Note proceeds to fund the Dresco, Kwikee, and Kopp minority interest acquisitions in fiscal 2004. In February 2004, the Company entered into a $250 million senior credit facility, and repaid the outstanding $30 million term loan under the former senior secured credit agreement. The senior credit facility allows the Company greater flexibility to pursue acquisitions. During April 2004, the Company redeemed an additional $31.5 million of 13% Notes through a negotiated purchase. This repurchase was funded by operating cash flows and the issuance of commercial paper.

Debt

Debt outstanding at May 31, 2005 totaled $479.7 million, a $285.8 million increase from August 31, 2004. The increase was attributable to $382.0 million of additional borrowings to fund current year acquisitions, $82.8 million to call and retire the 10.5% bonds assumed in the KCI acquisition, and the $15.8 million reimbursement of Offset Funds to APW. These increases in debt were partially offset by $134.4 million of proceeds from the December 2004 equity offering, $21.1 million of proceeds from the increase in the accounts receivable securitization program, and cash flow from operations.

The Company amended its senior credit facility in December 2004 to fund the KCI Acquisition. The amendment provided for $250.0 million of term loans in addition to the existing $250.0 million Revolver. The term loans mature on December 22, 2009 and amortize as follows: $18.8 million in fiscal 2007, $37.5 million in fiscal 2008, $106.2 million in fiscal 2009, and $87.5 million in fiscal 2010. At May 31, 2005, $150.0 million of the outstanding term loans bore interest at a rate of 4.27%, which represented LIBOR plus a borrowing spread. As discussed in Note 8, “Derivatives,” the remaining $100.0 million of term loans bear a fixed rate of interest of 4.10% plus the applicable borrowing spread until maturity. The borrowing spread on the term loan was 1.25% at May 31, 2005, while borrowings under the Revolver bear interest at LIBOR plus a borrowing spread of 1.50%. The $40.5 million of outstanding borrowings on the Revolver were at an interest rate of 4.59% at May 31, 2005. All senior credit facility borrowings are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratios. As a result of the increased debt incurred during the third quarter of fiscal 2005, the borrowing spread will increase 25 basis points during the fourth quarter of fiscal 2005 for both the Revolver and term loan borrowings. In addition, a non-use fee is payable quarterly on the average unused credit line under the Revolver. At May 31, 2005, the non-use fee was 0.35%.

The senior credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, acquisitions, dividends, and other restricted payments. In addition, the Company must comply with two separate financial ratio covenants on a quarterly basis: the leverage ratio and the fixed charge coverage ratio. The leverage ratio measures indebtedness (as defined by the senior credit facility) as a multiple of earnings before interest, taxes, depreciation, and amortization (as defined by the senior credit facility). The maximum leverage ratio allowed by the senior credit facility is 3.50. For the twelve months ended May 31, 2005, the Company’s leverage ratio was 2.90, including the impact of accounts receivable sold under the accounts receivable securitization program. The fixed charge coverage ratio measures earnings before interest, taxes, depreciation, and amortization, adjusted for capital expenditures and lease payments (as defined by the senior credit facility), as a multiple of interest expense (as defined by the senior credit facility). The minimum fixed charge coverage ratio allowed is 1.75. For the twelve months ended May 31, 2005, the Company’s fixed charge coverage ratio was 2.25. As of May 31, 2005 the Company was in compliance with all debt covenants.

The Company assumed $80.0 million of 10.5% Senior Notes (the “KCI 10.5% Notes”) in the KCI Acquisition on December 27, 2004. The Company redeemed all of the KCI 10.5% Notes on January 26, 2005 at a call price of 103.5% plus accrued interest, using proceeds from the issuance of Class A common stock. For more information, see Note 13, “Common Stock.”

There was $36.1 million of commercial paper borrowings outstanding at May 31, 2005, all of which had original maturity terms of 91 days or less and were at a weighted interest rate of 3.49%, including issuance fees. Total commercial paper outstanding cannot exceed $75.0 million under the terms of the senior credit facility. The Revolver provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balance of the Revolver and commercial paper cannot exceed $250.0 million. The unused and available credit line under the Revolver at May 31, 2005 was approximately $172.0 million.

During January 2005, the Company entered into a euro-denominated revolving credit facility with a European bank. This facility provides for a $10.0 million (€8.0 million) working capital revolving line of credit in addition to a $18.7 million (€15.0 million) line of credit that can be used to fund acquisitions only. Both lines of credit mature in January 2006. Additionally, any borrowings on the acquisition line of credit must be repaid in full within 180 days. Borrowings on these lines of credit bear interest at EURIBOR plus a borrowing spread of 1.10%. There were $0.1 million of borrowings outstanding on the working capital revolving line of credit at May 31, 2005, which were included in short-term borrowings on the Condensed Consolidated Balance Sheet. There were no outstanding borrowings on the acquisition line of credit at May 31, 2005. The Company has various other revolving credit facilities at foreign subsidiaries to fund monthly working capital needs on a short-term basis, which were included in short-term borrowings on the Condensed Consolidated Balance Sheet.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the Distribution, the Company assigned its rights in the leases used in the former Electronics segment, but was not released as a responsible party from all such leases by the lessors. Some of these businesses were subsequently sold to third parties. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $13.2 million at May 31, 2005. The future undiscounted minimum lease payments for these leases are as follows: $1.8 million in the balance of calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; $1.9 million in calendar 2009; and $7.2 million thereafter.

As more fully discussed in Note 4, “Accounts Receivable Financing” in the Notes to Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $45.6 million and $24.6 million at May 31, 2005 and August 31, 2004, respectively. If the Company had discontinued this securitization program at May 31, 2005 it would have been required to borrow approximately $45.6 million to finance the working capital increase. Total capacity under the securitization program is $55.0 million.

Cash outflows totaling approximately $1.8 million will be required in fiscal 2005 and 2006 to fund the remaining Kopp restructuring cash flow requirements. See Note 3, “Restructuring Reserves,” in the accompanying Notes to Condensed Consolidated Financial Statements for further information.

The Company had outstanding letters of credit of $7.6 million and $6.1 million at May 31, 2005 and August 31, 2004, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested businesses.

The Company has not paid dividends since fiscal 2000, but rather has used all cash flow for working capital needs, acquisitions, and to reduce outstanding debt. At May 31, 2005, the Company had approximately $172.0 million of availability under the Revolver. The Company believes that availability under the Revolver, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for at least the next twelve months.

Timing of Commitments

The timing of payments due under the Company’s commitments is as follows:

Contractual Obligations (a)
Years Ended August 31,	Long-term Debt Obligations	Deferred Acquisition Purchase Price	Operating Lease Obligations	Total
	(b)		(c )
2005	$2,214	$—	$15,923	$18,137
2006	—	4,567	14,485	19,052
2007	18,750	—	11,276	30,026
2008	37,500	—	9,691	47,191
2009	182,875	—	8,479	191,354
Thereafter	237,500	—	36,665	274,165

Total	$478,839	$4,567	$96,519	$579,925

(a)	The above table excludes contingent payments due to third parties for recently completed acquisitions, as the exact amounts or timing of payments are not known. See Note 2, “Acquisitions,” in Notes to Condensed Consolidated Financial Statements for additional details on these contingent payments.
(b)	Interest on long-term debt is payable as follows:
•	Senior credit facility; payable on interest-rate reset dates on individual borrowings
•	Commercial paper; payable on maturity dates of individual issuances
•	2% Convertible Notes; payable semi-annually on November 15th and May 15th
•	Euro denominated term loans; payable semi-annually on January 31st and July 31st
(c)	The Company’s purchase obligations generally relate to amounts due under contracts with third party service providers. These contracts are primarily for real estate leases, information technology services, including software and hardware support services and leases, and telecommunications services. Only non-cancellable purchase obligations, such as leases, are included in the table. The Company routinely issues purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor, and as such, they are excluded from the contractual obligations table.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123-Revised”). SFAS No. 123-Revised supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting period. The Company will adopt SFAS No. 123-Revised during the fourth quarter of fiscal 2005 and will use the modified retrospective method. Under this adoption method, the first three quarters of fiscal 2005 will be restated in the fourth quarter to reflect expense for stock based compensation as required under the new rule. The total impact of SFAS No. 123-Revised on fiscal 2005 is an estimated $2.7 million reduction to net earnings, or a $0.09 per share reduction in diluted earnings per share.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 required that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2006. The Company expects that the adoption of SFAS 151 will not have a material effect on the financial statements.

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

Currency Risk —The Company has exposure to foreign currency exchange fluctuations. Approximately 52% and 53% of its revenues for the nine months ended May 31, 2005 and the year ended August 31, 2004, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 79% and 82%, respectively, were denominated in euro, with the majority of the remainder denominated in various Asian and other European currencies. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

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

Interest Rate Risk —The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are indexed to the LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. During January 2005, the Company entered into interest rate swap contracts with a total notional amount of $100.0 million that convert variable rate debt into fixed rate debt. These contracts were outstanding at May 31, 2005 and have a maturity date of December 22, 2009. The Company was not party to any interest rate swap contracts at August 31, 2004. An increase or decrease of 25 basis points in the applicable interest rates on unhedged variable rate debt would result in a change in pre-tax interest expense of approximately $0.7 million on an annual basis.

Commodity Risk —We source a wide variety of materials and components from a network of global suppliers. While such goods are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. Fluctuations in the market prices for these commodities, net of price increases we passed on to our customers, resulted in a reduction in gross profit by approximately $5.0 million for the twelve month period ending May 31, 2005. However, market prices of certain commodities such as steel, plastic resin, and copper continue to fluctuate, which could have a positive or negative impact on our results. While we have been successful in passing along some commodity price increases to customers, we cannot give assurances that we will have success in passing all or part of potential future cost increases to customers. We have not entered into any derivative contracts to hedge our exposure to commodity risk.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6 – Exhibits

(a)	Exhibits

See “Index to Exhibits” on page 30, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: July 7, 2005	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED May 31, 2005

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