Form 10-K
period 2005-08-31
ACTUANT CORP
filed 2005-11-10
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):         Yes                No  X

As of September 30, 2005, the aggregate market value of Common Stock held by non-affiliates was $1,126,588,098 and there were 27,100,975 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 13, 2006 are incorporated by reference into Part III hereof.

Actuant Corporation provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, truck, automotive, industrial production, oil & gas, and construction industries, market acceptance of existing and new products, successful integration of acquisitions and related restructuring, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor, or overhead cost increases, foreign currency risk, interest rate risk, commodity risk, the impact of geopolitical activity on the economy, the length of economic downturns in the Company’s markets, litigation matters, the Company’s ability to access capital markets, and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time.

When used herein, the terms “Actuant,” “we,” “us,” “our,” and the “Company” refer to Actuant Corporation and its subsidiaries.

PART I

Item 1.    Business

General

Actuant Corporation, headquartered in Milwaukee, Wisconsin, is a global services provider and manufacturer of a broad range of industrial products and systems, organized into two business segments, Tools & Supplies and Engineered Solutions. Tools & Supplies sells branded specialized electrical and industrial tools and supplies to hydraulic, electrical, and specialty wholesale distributors, catalog houses, OEM customers and through various retail distribution channels. Tools & Supplies also provides manpower services and tool rental to the global bolting market. Engineered Solutions’ primary expertise is in designing, manufacturing and marketing customized motion control systems primarily for OEMs in diversified niche markets. We believe that our strong market positions are the result of a combination of our brand recognition, proprietary engineering and design competencies, dedicated service philosophy and global manufacturing and distribution capabilities. Actuant is a Wisconsin corporation incorporated in 1910.

During fiscal 2005, the Company acquired Yvel S.A. (“Yvel”), A.W. Sperry Instruments, Inc. (“Sperry”), Key Components, Inc. (“KCI”), Hedley Purvis Holdings Ltd. (“Hedley Purvis”), and Hydratight Sweeney Ltd. (“Hydratight Sweeney”). Yvel and four of the six KCI businesses acquired are included in the Engineered Solutions segment, and the remaining businesses are included in the Tools & Supplies segment. During fiscal 2004, the Company acquired Kwikee Products, Inc. (“Kwikee”) and Dresco B.V. (“Dresco”). Kwikee is included in the Engineered Solutions segment and Dresco is included in the Tools & Supplies segment. During fiscal 2003, the Company acquired Heinrich Kopp AG (“Kopp”) and Shanghai Sanxin Hydraulic Co., Ltd., both included in the Tools & Supplies segment. These acquisitions impact the comparability of operating results. For further information, see Note 2, “Acquisitions” in the Notes to Consolidated Financial Statements.

Description of Business Segments

Tools & Supplies

Industrial Tools:    We believe Tools & Supplies is a leading global supplier of high-force hydraulic systems and components for general industrial, construction, oil & gas and production automation markets. In addition, we believe we are a leading provider of manpower services and tool rental to the global bolting market. We design, produce, and market our industrial tools through our Enerpac, Hydratight Sweeney, and Hedley Purvis businesses. The following is a summary of the four major industrial tools product lines:

Hydraulic Tools.    We believe Enerpac is a leading global supplier of specialized high-force hydraulic industrial tools operating at very high pressures of approximately 5,000 pounds per square inch to 12,000 pounds per square inch. The hydraulic tool line consists of a broad range of products that are generally sold by industrial and specialty fluid power distributors to customers in the construction, mining, steel mill, cement, railway, oil and gas, and general maintenance industries. Enerpac also works closely with major global construction firms to supply products that are used in major infrastructure projects. Enerpac’s products allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. Enerpac maintains strong customer relationships with leading distributors such as W.W. Grainger, Applied Industrial Technologies, and MSC.

Workholding.    We also believe Enerpac is a leading supplier of hydraulic workholding components and systems. Workholding products hold parts in position in metal cutting machine tools during the machining process. The products are marketed through distributors to the automotive, machine tool and fixture design markets.

Customized Solutions.    Enerpac’s customized solutions consist of customized hydraulic products that are sold directly to OEM customers. Enerpac’s product development staff works closely with OEM customers to develop hydraulic solutions for specific applications.

Global Bolting.    Hydratight Sweeney, Hedley Purvis, and Enerpac provide joint integrity solutions to the global bolting market. Products include hydraulic torque wrenches and bolt tensioners, which are sold directly to OEMs and through distribution, or rented to end users, primarily in the oil & gas and power generation markets. We also provide manpower services whereby our employees perform bolting and joint integrity work for customers. The bolting companies maintain strong relationships with leading customers such as Statoil, BJ Services, British Petroleum, and Shell.

Electrical Tools & Supplies:    We believe Tools & Supplies is a leading supplier of a wide array of branded specialized electrical tools and supplies to electrical wholesale distributors, catalog houses, retail home centers, and the retail marine distribution channel. We design, produce, and market our electrical tools and supplies using strong established brand names such as Acme Electric, Gardner Bender, Marinco, Kopp, and Dresco. Tools & Supplies provides thousands of SKUs, most of which are designed and manufactured by us in the United States and Germany. We also maintain an extensive sourcing operation in Asia. The electrical businesses share core competencies in product branding, distribution and channel management, global sourcing, and managing the logistics of stock keeping unit (“SKU”) intensive product lines. The following is a summary of the major electrical tools product lines:

North American DIY Electrical.    We believe Gardner Bender, Sperry, and Calterm are leading suppliers of electrical tools and components to the North American retail home center, retail marine and retail automotive aftermarket, supplying thousands of SKUs through a variety of distribution channels. Gardner Bender maintains strong customer relationships with leading retailers such as Lowe’s, The Home Depot, Menards, True Value, Ace Hardware, WalMart, and Sears. Gardner Bender’s main product lines include the following:

•	Cable Ties, Staples, Fasteners and Wire Management

•	Wire Connectors, Solderless Terminals and Lugs

•	Conduit Bending and Conduit Fishing

•	Electrical Handtools

•	Electrical Testers and Meters

•	Electric Wire and Cable

•	Plugs, Sockets and Other Automotive Products

European Electrical.    We believe Kopp and Dresco are leading suppliers of electrical components and other products to the German, Benelux and Austrian retail home center market. Supplying thousands of SKUs, our European Electrical business maintains strong customer relationships with leading retailers such as Praktiker (Metro Group), Hagebau/Zeus, Rewe, Hornbach, Baumax, Praxis, Gamma and Formido. Our main product lines include the following:

•	Wall Switches and Receptacles

•	Circuit Breakers

•	Multiple Socket Outlets and Surge Protectors

•	Cable Ties, Staples, Fasteners and Wire Management

•	Electric Wire and Cable

•	Plumbing Accessories

•	Bicycle Accessories

Specialty Electrical.    The Specialty Electrical group designs, manufactures and markets a broad line of electrical products for harsh environments using the Ancor, Marinco, Guest, AFI, and Nicro brand names. These products are sold to boat manufacturers such as Sea Ray and Bayliner, marine retailers such as West Marine and Boaters World, and catalog businesses such as Cabelas and Bass Pro Shops. The recreational group also sells to other non-marine outdoor and harsh environment markets, including the outdoor theatrical and event lighting, recreational vehicle, medical, industrial, and power generation markets. Customers in these non-marine markets include Applied Materials, Fleetwood, and Kohler. The recreational group’s main products include the following:

•	Wire management and wiring devices

•	Battery chargers

•	Electrical receptacles, plugs, switches, and accessories

North American Professional Electrical.    We believe Acme Electric is a leading manufacturer of single-phase, dry type transformers sold into the low voltage segment of the North American transformer market. Its products are sold primarily through a wholesale distribution network of approximately 2000 electrical distributors, including Affiliated Distributors, IMARK, CED, and Rexel, as well as directly to industrial OEMs such as Siemens, Powerware and General Electric.

Engineered Solutions

We believe that the Engineered Solutions segment is a leading global designer and manufacturer of customized position or motion control systems and products for OEMs in a variety of niche industrial markets. The segment works with its customers to provide customized solutions, with a major presence in the recreational vehicle (“RV”), heavy-duty truck, and automotive markets. Products include RV slide-out, leveling and retractable step and cargo tray systems, hydraulic cab-tilt and latching systems for heavy-duty trucks, electro-hydraulic automotive convertible top latching and actuation systems, air handling and turbo charger components for the truck market, and flexible shafts. We believe that the segment’s principal brands, Power-Packer, Power

Gear, Kwikee, B.W. Elliott, Gits, Acme Aerospace, Turner Electric, Milwaukee Cylinder and Nielsen Sessions, are recognized for their engineering quality and integrated custom design. Engineered Solutions’ main brands or businesses are summarized below:

Power-Packer.    Engineered Solutions manufactures hydraulic and electro-hydraulic motion control systems for OEM applications in the truck, automotive, off-highway and medical markets. Products manufactured include hydraulic cab-tilt and latching systems and cab suspension systems for heavy-duty cab-over-engine trucks, electro-hydraulic automotive convertible top latching and actuation systems and self-contained hydraulic actuators for patient lifting and positioning applications within the medical market. The majority of sales of cab-tilt systems and convertible top actuation systems are generated in the European market, but North American convertible top actuation sales are expected to grow significantly in the near future. These systems are comprised of sensors, electronic controls, hydraulic cylinders, latches, electric motors and a hydraulic pump. Our convertible top actuation systems are utilized on both retractable soft and hard top vehicles. We are the supplier of the convertible top actuation system on various automotive platforms with Auto OEM’s including Daimler Chrysler, Audi, Volkswagen, Renault, Peugeot, Saab, General Motors, and Ford. The segment’s patient positioning systems are incorporated into hospital beds, stretchers, examination chairs, surgery tables and transfer lifts. Power-Packer also designs, manufactures, and markets trailer landing gears, which generally consists of two adjustable legs used to support the front end of a semi-trailer in a level position when disconnected from the towing vehicle. We maintain strong relationships with leading customers such as Wilhelm Karmann GmbH, Volvo, Iveco, and CTS Dachsysteme, Siemens, Edscha, Scania, and Webasto.

Recreational Vehicle.    Engineered Solutions designs, manufactures and markets both electric and hydraulic powered slide-out systems and leveling systems for the RV market under the Power Gear brand and Kwikee brands. Slide-out systems, which are typically comprised of sensors, electronic controls, and either hydraulic pumps and cylinders or electric motors, allow an RV owner to increase a room’s size by telescoping a section of the room’s wall outward. Leveling systems typically consist of hydraulic cylinders, a 12-volt DC hydraulic motor pump and an electronic control system and are capable of leveling motor homes to within three degrees of fully horizontal. Air and hydraulic and electric leveling systems are also supplied to motor home OEM’s. Steps, which are comprised of 12-volt gear motors, along with fabricated steps, allow the RV owners to easily access the RV. Cargo slides, can be electrically actuated or manually actuated, allow the RV owners to easily access materials contained in the compartments underneath the RV. Most of our sales to RV OEM’s are generated in North America, although we also supply product to the European RV market. We supply most of the major RV OEMs including Fleetwood, Winnebago, and Monaco.

Gits.    Through the Gits Manufacturing business, Engineered Solutions designs, manufactures and markets wastegate and O-ring actuators used in air handling/turbocharger systems produced by turbocharger manufacturers and exhaust gas recovery systems used by diesel engine manufacturers. Gits supplies its products to leading OEMs such as Detroit Diesel, Garrett Turbochargers, Holset Engineering, IHI, and Borg Warner Turbo Systems.

B.W. Elliott.    We believe that Engineered Solutions is a leading North American supplier of flexible shaft products and assemblies through its B.W. Elliott business. These flexible shaft products and assemblies are used for the transmission of rotary and linear motion power. Elliott’s products are sold into a variety of markets including outdoor lawn and garden equipment, aircraft, construction, general industrial and marine markets. These products are used in diverse product applications including weed trimmers, aircraft flap controls, and concrete vibrators. Major customers include CNH Global, Electrolux, John Deere, Cessna, and Newport News Shipbuilding.

Other Products.    Engineered Solutions also supplies other niche markets with positioning products, industrial case hardware, aerospace batteries, and high voltage switch products. The four brands used to market these products are as follows:

•	Milwaukee Cylinder produces a broad range of tie-rod hydraulic and pneumatic cylinders for a wide variety of applications including automated production lines, machine tools, machinery, boat drives and material handling. It also designs and manufactures highly specialized cylinders such as servo-actuators used in a variety of applications.

•	Nielsen Sessions offers a comprehensive line of case, container and industrial hardware. Products include a variety of hinges, latches, handles, caster plates and accessories.

•	Acme Aerospace manufactures and sells sealed cell fibrous nickel cadmium batteries, battery chargers, power management systems, power supplies and converters used in a variety of aerospace applications.

•	Turner Electric engineers, manufactures, and markets high voltage switch products consisting primarily of air break switches, load break interrupters and accessory equipment.

International Business

Actuant is a global Company. In fiscal 2005, we derived approximately 49% of our net sales from the United States, 43% from Europe, 6% from Asia, 1% from Canada, and 1% from South and Latin America. International sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other factors associated with foreign trade. We serve a global customer base and have implemented a global infrastructure for the manufacturing, sourcing, distribution and sales of our products. Our global scale and infrastructure enable us to meet the needs of our customers with global operations, which supports our strong relationships with many customers who are leaders in their industries.

Distribution and Marketing

Within Tools and Supplies, each business sells its products through a combination of distributors, direct sales personnel and manufacturer’s representatives into the retail, distribution and OEM distribution channels. Our distributor networks are one of our key competitive strengths in providing exceptional service to our end customers.

Retail.    The Electrical DIY (North America and Europe) and the Specialty Electrical Group utilize a combination of internal account managers and independent manufacturers’ representatives to serve its retail customers including home centers, specialty marine and automotive retailers, mass merchandisers and hardware cooperatives. Sales and marketing personnel provide significant marketing support, including promotional planning, sales programs, retail point-of-purchase materials and displays, effective product packaging, strong advertising programs, and state of the art merchandising.

Distribution.    The Industrial Tools and North American Professional Electrical Group sell our products through thousands of distributors via internal direct sales managers dedicated to the distributor channel and independent sales representatives. Due to the fragmentation of the distribution channel, these businesses rely extensively on independent manufacturers representatives to provide ongoing customer sales and service support.

OEM.    The Industrial Tools and Electrical businesses have consistently increased their focus on OEM companies. Sales to this channel are made through a combination of internal direct field sales representatives, independent sales representatives, catalogs, telemarketers and the Internet.

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

Product Development and Engineering

We have earned a reputation for design and engineering expertise and for the creation of highly engineered innovative products. We maintain engineering staff at several locations that design new products and make improvements to existing product lines. Research and development costs are expensed as incurred. Expenditures for research and development were $8.7 million, $5.3 million, and $4.3 million in fiscal 2005, 2004 and 2003, respectively. We have developed several proprietary technologies and hold over 500 patents, including pending applications, across the world.

Competition

We generally have numerous competitors in each of our markets, but we believe that we are well positioned to compete successfully. Although we face larger competitors in some markets, the majority of our competition in our niche markets is primarily composed of small, regional competitors who often lack the infrastructure and financial resources to support global customers. We believe that our global scale and infrastructure help to build and maintain strong relationships with major customers.

Patents and Trademarks

We own numerous United States and foreign patents and trademarks. No individual patent or trademark is believed to be of such importance that its termination would have a material adverse effect on our businesses.

Manufacturing and Operations

Our manufacturing operations primarily consist of light assembly operations. We also have plastic injection molding and machining capabilities and automated welding and painting lines. We have implemented single piece flow methodology in most of our manufacturing plants, which reduces inventory levels, lowers “re-work” costs and shortens lead time to customers. We manufacture the majority of the products we sell, but strategically outsource components and finished goods from an established global network of qualified suppliers. Components are purchased from a variety of suppliers. We have built strong relationships with our key suppliers over many years, and while we single source many of our components, we believe that in most cases there are several qualified alternative sources.

Order Backlogs and Seasonality

We had an order backlog of approximately $134.0 million and $90.9 million at August 31, 2005 and 2004, respectively. Our order backlog has significantly increased as a result of acquisitions completed in fiscal 2005. Substantially all orders are expected to be completed prior to the end of fiscal 2006. Our consolidated sales are not subject to significant seasonal fluctuations, although the large acquisitions completed during fiscal 2005 resulted in higher than normal sales in the second half of the fiscal year as a percentage of total sales for the fiscal year:

Sales Percentages by Fiscal Quarter

	2005	2004
Quarter 1	20%	23%
Quarter 2	24%	24%
Quarter 3	28%	27%
Quarter 4	28%	26%

	100%	100%

Employees

At August 31, 2005, we employed approximately 5,850 people. Our employees are not subject to any collective bargaining agreements with the exception of approximately 185 production employees and employees covered by government-mandated collective labor agreements in some international locations. We believe we enjoy good working relationships with our employees.

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

We believe that we are in material compliance with applicable environmental laws. Compliance with these laws has and will require expenditures on an ongoing basis. Soil and groundwater contamination has been identified at a few facilities that we operate or formerly owned or operated. We are also a party to state and local environmental matters, and we have provided environmental indemnifications for several divested business units, and as such retain responsibility for certain potential environmental liabilities.

Environmental expenditures over the last three years have not been material, and we believe that the costs for known environmental matters are not likely to have a material adverse effect on our financial position, results of operations or cash flows. Nevertheless, more stringent environmental laws, unanticipated, burdensome remedy requirements, or discovery of previously unknown conditions could have a material adverse effect upon our financial condition and results of operations. Environmental remediation accruals of $2.6 million and $1.9 million were included in the Consolidated Balance Sheets at August 31, 2005 and 2004, respectively. For further information, see Note 14, “Contingencies and Litigation” in the Notes to Consolidated Financial Statements.

Other

For additional information regarding revenues, profits and losses, and total assets of each business segment, geographical financial information and information on customers, see Note 13, “Business Segment, Geographic and Customer Information” in the Notes to Consolidated Financial Statements.

Item 2.    Properties

Our corporate headquarters is located in Milwaukee, Wisconsin. As of August 31, 2005, the Company operated the following facilities (square footage in thousands):

	Number of Locations			Total Number of Locations	Square Footage		Total Square Footage
	Manufacturing	Distribution/Sales			Owned	Leased
Tools & Supplies	24	55	(1)	79	784	1,525	2,309
Engineered Solutions	16	7		23	516	610	1,126

Total	40	62		102	1,300	2,135	3,435

(1)	Three of the distribution/sales facilities and the Milwaukee headquarters are shared by both the Tools & Supplies and Engineered Solutions businesses.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest locations are located in the United States, Germany, the United Kingdom and the Netherlands. We also maintain operations in Australia, Austria, Brazil, Canada, China, Czech Republic, France, Hungary, India, Italy, Japan, Malaysia, Mexico, Norway, Poland, Russia, Singapore, South Korea, Spain, Taiwan, Thailand, Trinidad & Tobago, Tunisia, Turkey, and the United Arab Emirates. Please refer to Note 6 “Leases” in the Consolidated Financial Statements included in this Annual Report for information with respect to our lease commitments.

Item 3.    Legal Proceedings

The Company is a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, environmental, labor and patent claims.

We self-insure a portion of our product liability by maintaining a per claim retention provision under our insurance program. We have recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and the amount of the loss can be reasonably estimated. In our opinion, the resolution of these contingencies is not likely to have a material adverse effect on our financial condition, results of operation or cash flows. For further information refer to Note 14, “Contingencies and Litigation” in the Notes to Consolidated Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The names, ages and positions of all of the executive officers of the Company as of August 31, 2005 are listed below.

Name	Age	Position
Robert C. Arzbaecher	45	President and Chief Executive Officer; Chairman of the Board
William S. Blackmore	49	Executive Vice President—Engineered Solutions
Gustav H.P. Boel	60	Executive Vice President; Director
George T. Bowman	46	Vice President—Enerpac
Mark E. Goldstein	49	Executive Vice President—Tools & Supplies
Brian K. Kobylinski	38	Vice President—Bolting
Andrew G. Lampereur	42	Executive Vice President and Chief Financial Officer
Ronald P. Wieczorek	48	Vice President—Human Resources

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

William S. Blackmore, Executive Vice President—Engineered Solutions. Mr. Blackmore was named leader of the Engineered Solutions business in fiscal year 2004. He joined the Company as leader of the Engineered Solutions-Americas business segment in fiscal year 2002. Prior to joining Actuant, he served as President of Integrated Systems—Americas at APW Ltd. from 2000 to 2001 and as President, Rexnord Gear and Coupling Products (“Rexnord”) from 1997 to 2000. Prior to 1997 Mr. Blackmore held various general management positions at Rexnord and Pillar Industries.

Gustav H.P. Boel, Executive Vice President and member of the Board of Directors. Mr. Boel has been associated with the Company for over 25 years. Following the spin-off of the Company’s Electronics segment in fiscal 2000, he left the Company as an employee but served as a member of the Board of Directors. During this time he was employed by APW Ltd., where he last held the position of Senior Vice President. In September 2002, he rejoined the Company as an employee and was named business leader of the European Electrical business in addition to his Board responsibilities. Prior to the spin-off, he held various positions with Actuant, including President of the Industrial business segment, President of Engineered Solutions Europe and President of Enerpac.

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

Brian K. Kobylinski, Vice President—Bolting. Mr. Kobylinski was appointed to his present position in fiscal year 2005. Prior to being promoted, he served in a number of different positions, including Actuant’s business development leader, leader of the distribution and OEM channels of Gardner Bender, leader of Gardner Bender’s Del City operation, Gardner Bender’s Vice President of Marketing and Director of OEM sales. Mr. Kobylinski joined Actuant in 1992.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol ATU. At September 30, 2005, the number of record shareholders of common stock was approximately 1,850. In October 2003, the Company completed a two-for-one stock split. The high and low sales prices of the common stock, which reflect the impact of the stock split, were as follows for the previous two fiscal years:

Fiscal Year	Period	High	Low
2005	June 1, 2005 to August 31, 2005	$50.04	$41.19
	March 1, 2005 to May 31, 2005	59.00	40.82
	December 1, 2004 to February 28, 2005	56.39	46.57
	September 1, 2004 to November 30, 2004	49.00	37.68

2004	June 1, 2004 to August 31, 2004	$40.15	$32.52
	March 1, 2004 to May 31, 2004	42.35	32.17
	December 1, 2003 to February 29, 2004	43.10	30.62
	September 1, 2003 to November 30, 2003	33.42	25.76

In fiscal 2005, the Company declared a dividend of $0.08 per common share payable on October 14, 2005 to shareholders of record on September 30, 2005. Dividends were not declared or paid during fiscal 2004.

Item 6.     Selected Financial Data

The following selected historical financial data have been derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of all businesses acquired or divested during the time periods presented are included in the table from their acquisition date or up to their divestiture date. As a result, the selected financial data in the following table are not fully representative of the group of business units that comprise the Company at August 31, 2005.

	Year Ended August 31,
	2005(3)	2004	2003	2002	2001
	(in millions, except per share data)
Statement of Earnings Data(1):
Net sales	$976.1	$726.9	$585.4	$463.0	$481.9
Gross profit	316.5	231.2	190.0	159.0	168.9
Operating expenses	188.8	138.7	114.9	85.4	90.7
Amortization of intangible assets	5.2	2.2	2.3	2.5	6.2
Operating profit	122.5	90.3	72.8	71.1	72.0
Earnings from continuing operations(2)	71.3	23.9	29.0	14.6	24.4
Diluted earnings per share from continuing operations(4)	2.42	0.93	1.18	0.69	1.47
Cash dividends per share	—	—	—	—	—

Balance Sheet Data (at end of period)(1):
Total assets	$996.3	$424.1	$358.7	$294.6	$342.7
Total debt	442.8	193.9	169.8	192.6	327.3

(1)	The Company completed various acquisitions and divestitures that impact the comparability of the selected financial data presented in the table. The following table summarizes these acquisitions and divestitures that were completed during the last five years:

	Segment	Date Completed	Approximate Annual Sales(a)
			(in millions)
Acquisitions:
Hydratight Sweeney	Tools & Supplies	May 2005	$50
Hedley Purvis	Tools & Supplies	January 2005	30
KCI		December 2004	220
Power Distribution Products—Acme	Tools & Supplies
Aerospace & Defense—Acme	Engineered Solutions
Air Handling / Turbocharger Components—Gits	Engineered Solutions
Electrical Utility—Turner Electric	Engineered Solutions
Flexible Shafts—B.W. Elliott	Engineered Solutions
Specialty Electrical	Tools & Supplies
Sperry	Tools & Supplies	December 2004	14
Yvel	Engineered Solutions	September 2004	20
Dresco, B.V.	Tools & Supplies	December 2003	34
Kwikee Products Company, Inc	Engineered Solutions	September 2003	25
Shanghai Sanxin Hydraulic Co, Ltd	Tools & Supplies	April 2003	2
Heinrich Kopp AG	Tools & Supplies	September 2002	90
Dewald Manufacturing, Inc	Engineered Solutions	March 2001	24

Divestitures:
Mox-Med	Engineered Solutions	August 2001	$18
Quick Mold Change (“QMC”)	Tools & Supplies	May 2001	6

(a)	Represents approximate annual sales at the time of the completion of the transaction.

(2)	Earnings from continuing operations include pre-tax charges for the early extinguishment of debt of $36.7 million, $2.0 million, and $16.4 million in fiscal years 2004, 2003, and 2002, respectively. Fiscal 2003 earnings from continuing operations include a pre-tax charge of $6.5 million for litigation associated with divested businesses. A pre-tax gain of $18.5 million on the sale of Mox-Med, the pre-tax loss on a divestiture of QMC of $0.7 million, and a pre-tax loss on the net present value of an idled lease of $1.5 million were included in earnings from continuing operations in fiscal 2001.

(3)	During fiscal 2005 the Company adopted SFAS No. 123(R) “Share Based Payment” which requires that the Company expense stock compensation costs. This resulted in a charge of $4.1 million, $2.7 million net of tax or $0.09 per diluted share, to fiscal 2005 results. Prior years do not include similar expenses, impacting comparability with fiscal 2005.

(4)	During fiscal 2005 the Company adopted the provisions of EITF No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”. As a result, diluted earnings per share for fiscal 2004 was restated to reflect the dilutive effect of the Company’s contingently convertible debt.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We are a diversified global services provider and manufacturer of a broad range of industrial products and systems, organized into two business segments, Tools & Supplies and Engineered Solutions. Our Tools & Supplies segment is primarily involved in the design, manufacture and distribution of branded hydraulic and electrical tools and supplies to the retail, construction, electrical wholesale, industrial, oil & gas, production automation and marine markets. Our Engineered Solutions segment primarily focuses on developing and marketing highly engineered position and motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck and other industrial markets. We believe that our strength in these product categories is the result of a combination of our brand recognition, proprietary engineering and design competencies, dedicated service philosophy, and global manufacturing and distribution capabilities.

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

Results of Operations

Historical Financial Data

	Year Ended August 31,
	2005	2004	2003
	(in millions)
Statements of Earnings Data:
Net sales	$976.1	$726.8	$585.4
Cost of products sold	659.6	495.6	395.4

Gross profit	316.5	231.2	190.0
Gross profit margin	32.4%	31.8%	32.5%
Selling, administration, and engineering (“SAE”) expenses	188.8	138.7	114.9
SAE as a percentage of net sales	19.3%	19.1%	19.6%
Amortization of intangible assets	5.2	2.2	2.3

Operating profit	122.5	90.3	72.8
Operating profit margin	12.5%	12.4%	12.4%
Financing costs, net	16.9	13.6	21.4
Charge for early extinguishment of debt	—	36.7	2.0
Litigation charge associated with divested businesses	—	—	6.5
Other (income) expense, net	(0.1)	1.2	(2.2)

Earnings from continuing operations before income tax expense and minority interest	105.7	38.8	45.1

Other Financial Data:
Depreciation	17.2	14.4	12.8
Capital expenditures	15.4	10.9	12.7

The comparability of the operating results for the fiscal years ended August 31, 2005, 2004, and 2003 has been significantly impacted by acquisitions. The results of operations for acquired businesses are included in our reported results of operations only since their respective acquisition dates. See Note 2, “Acquisitions” in Notes to Consolidated Financial Statements for further discussion. In addition to the impact of acquisitions on operating results, currency translation rates can influence our reported results given approximately 51% of our sales are denominated in currencies other than the US dollar. The weakening of the US dollar over the past three fiscal years has favorably impacted comparisons of fiscal 2005 to fiscal 2004 results and fiscal 2004 to fiscal 2003 results due to the translation of non-US dollar denominated subsidiary results.

Consolidated net sales increased by $249.3 million, or 34%, from $726.8 million in fiscal 2004 to $976.1 million in fiscal 2005. Excluding the $247.5 million of sales from acquired businesses (defined as businesses owned less than twelve months) and the $19.9 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2005 consolidated net sales decreased approximately 2%. Excluding foreign currency exchange rate changes, fiscal 2005 core sales increased approximately 1% over the comparable prior year. We define core sales growth as the year-over-year sales growth in both existing and acquired businesses. Net sales at the reportable segment level for fiscal 2005 excluding acquisition and foreign currency impacts increased 3% for Tools & Supplies and decreased 9% for Engineered Solutions as compared to fiscal 2004. Consolidated net sales increased by $141.4 million, or 24%, from $585.4 million for fiscal 2003 to $726.8 million for the 2004 fiscal year. Excluding acquisitions and the $34.4 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2004 consolidated net sales increases approximately 8%. Excluding foreign currency exchange rate changes, fiscal 2004 core sales increased 9%. Core sales at the reportable segment level for fiscal 2004 excluding foreign currency impacts increased 1% for Tools & Supplies and 21% for Engineered Solutions as compared to fiscal 2003. Net sales at the operating segment level are discussed in further detail below.

Consolidated earnings from continuing operations before income taxes and minority interest for fiscal year 2005 was $105.7 million, compared with $38.8 million for fiscal year 2004 and $45.1 million for fiscal year 2003. The comparability between periods is impacted by acquisitions and the related financing activities, as well as by pre-tax charges for the early extinguishment of debt of $36.7 million and $2.0 million during the 2004 and 2003 fiscal years, respectively. Additionally, in fiscal 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Accounting for Stock Based Compensation” (“FAS 123R”) which resulted in a $4.1 million pre-tax reduction to net income. Also, a pre-tax charge of $6.5 million was recorded during the 2003 fiscal year for litigation matters associated with businesses divested. The changes in consolidated earnings from continuing operations before income taxes and minority interest at the operating segment level are discussed in further detail below.

Tools & Supplies Segment Results

	Year Ended August 31,
	2005	2004	2003
Net sales	$583.6	$416.1	$366.5
Cost of products Sold	364.9	257.4	227.7

Gross Profit	218.7	158.7	138.8
Gross Profit Margin	37.5%	38.1%	37.9%
Selling, Administrative and Engineering Expenses (“SAE”)	127.8	92.5	85.1
SAE as a Percentage of Net Sales	21.9%	22.2%	23.2%
Amortization of Intangible Assets	3.3	1.4	1.5

Operating Profit	87.6	64.8	52.2
Operating Profit Margin	15.0%	15.6%	14.2%
Other Expense (Income), net	0.5	0.1	(0.6)

Earnings From Continuing Operations Before Income Tax Expense and Minority Interest	$87.1	$64.7	$52.8

Fiscal 2005 compared to Fiscal 2004

Net sales in fiscal 2005 increased $167.5 million, or 40%, to $583.6 million from $416.1 million for fiscal 2004. Excluding the favorable impact of foreign currency exchange rate changes, Tools & Supplies segment core sales (as previously defined) grew 6%, reflecting the positive economic impact in our industrial tools, specialty electrical and transformer businesses. Excluding the $143.6 million of sales from acquired businesses and the $12.3 million favorable impact of foreign currency rate changes on translated results, sales grew 3% as a result of sales growth in the industrial tools business partially offset by sales declines in the electrical business. Sales increased in the industrial tools business as a result of an increase in overall demand in most major markets we serve and sales in our electrical business decreased as compared to the prior year due to weak demand in Europe.

Gross profit in fiscal 2005 increased by $60.0 million, or 38%, to $218.7 million from $158.7 million primarily due to higher sales resulting from acquisitions. Excluding the $4.1 million favorable impact of foreign currency rate changes on translated results, gross profit increased 35%. Gross profit margins decreased from 38.1% during fiscal 2004 to 37.5% for fiscal 2005. This margin decline is primarily the result of product buybacks within the electrical business for two major retail home center customers.

SAE increased by $35.3 million, or 38%, from $92.5 million in fiscal 2004 to $127.8 million for the 2005 fiscal year. Acquired businesses accounted for $27.5 million of this increase, while the impact of foreign currency rate changes on translated results added $2.7 million. Excluding the impact of acquisitions and changes in foreign currency exchange rates, SAE increased 6%, due to $1.2 million of expense related to the adoption (discussed previously) of FAS 123R and costs associated with the buybacks.

Amortization expense increased in the current year due to the amortizable intangible assets acquired during the fiscal year. See Note 2, “Acquisitions,” in Notes to Consolidated Financial Statements for additional discussion on current year acquisitions and the intangible assets.

Other expense increased $0.4 million during the 2005 fiscal year due to greater foreign currency transaction losses realized in the current year than in the prior year.

Fiscal 2004 compared to Fiscal 2003

Net sales in fiscal 2004 increased $49.6 million, or 14%, to $416.1 million from $366.5 million for fiscal 2003, primarily resulting from the Dresco acquisition and $22.2 million of currency translation rates. Excluding the Dresco acquisition and currency rate changes, sales increased 1%. North American sales increased 3% driven by strong Enerpac sales due to improving economic conditions in the region, whereas European sales declined by 3% due to the positive impact in the first half of fiscal 2003 of Kopp’s electrical line fills at certain European home centers and fiscal 2003 Enerpac sales related to the Millau Viaduct project, which were not repeated in fiscal 2004.

Gross profit in fiscal 2004 increased by $19.9 million, or 14%, to $158.7 million from $138.8 million primarily due to higher sales. Excluding the $7.4 million impact of foreign currency rate changes on translated results, gross profit increased 9%. Gross profit margins increased slightly from 37.9% during fiscal 2003 to 38.1% for fiscal 2004 due to margin expansion at Enerpac and Kopp. Enerpac’s improvement reflects successful efforts in material cost reductions and other LEAD initiatives, while Kopp benefited from declines in manufacturing capacity and overhead, implementing lean manufacturing techniques, and shortening cycle time. These positive results were partially offset by the impact of Dresco’s comparatively lower profit margins.

SAE increased by $7.4 million, or 9%, from $85.1 million in fiscal 2003 to $92.5 million for the 2004 fiscal year. Excluding the $4.9 million impact of foreign currency rate changes on translated results, SAE increased 3%. This increase is mainly due to the impact of the Dresco acquisition, which was partially offset by the benefits of ongoing cost reduction actions.

Other income decreased $0.7 million during 2004 due to foreign currency transaction gains realized in fiscal 2003 that were not repeated in fiscal 2004.

Engineered Solutions Segment Results

	Year Ended August 31,
	2005	2004	2003
Net Sales	$392.5	$310.7	$218.9
Cost of Products Sold	294.7	238.2	167.7

Gross Profit	97.8	72.5	51.2
Gross Profit Margin	24.9%	23.4%	23.4%
Selling, Administrative and Engineering Expenses (“SAE”)	46.1	33.1	22.8
SAE as a Percentage of Net Sales	11.7%	10.7%	10.4%
Amortization of Intangible Assets	1.9	0.8	0.8

Operating Profit	49.8	38.6	27.6
Operating Profit Margin	12.7%	12.4%	12.6%
Other Expense (Income), net	1.3	1.1	(0.2)

Earnings From Continuing Operations Before Income Tax Expense and Minority Interest	$48.5	$37.5	$27.8

Fiscal 2005 compared to Fiscal 2004

Net sales increased by $81.8 million, or 26%, from $310.7 million in fiscal 2004 to $392.5 million in fiscal 2005. Excluding the $103.9 million of sales from acquired businesses and the $7.6 million favorable impact of foreign currency rate changes on translated results, sales decreased 9% due primarily to declines in the recreational vehicle (“RV”) and automotive convertible top markets, partially offset by year-over-year growth in sales to the heavy-duty truck market. Sales to the RV market decreased 27% during fiscal 2005 versus fiscal 2004 due to lower RV original equipment manufacturer (“OEM”) production levels as the OEM’s reduced production levels to reduce excess finished goods. The automotive convertible top actuation business realized a year-over-year sales decline of 7% during fiscal 2005 as a result of the impact of the introduction of several new convertible platforms in the prior year, compared to none in the current year. Conversely, sales to the heavy-duty truck market increased during the current year resulting from the continued strength of both the European and North American heavy-duty truck market and market share gains by our OEM customers. Excluding the impact of foreign currency exchange rate changes, Engineered Solutions segment core sales (as previously defined) decreased 6%, reflecting the lower RV and automotive convertible top market sales somewhat offset by increased shipments to the truck and flexible shaft markets.

Gross profit increased by $25.3 million, or 35%, from $72.5 million in fiscal 2004 to $97.8 million in fiscal 2005 primarily due to sales growth. Excluding the $1.3 million impact of foreign currency rate changes on translated results, gross profit increased 33%. Gross profit margins increased from 23.4% during fiscal 2004 to 24.9% for fiscal 2005. Higher combined gross profit margins at acquired businesses and the efficiency improvements experienced in the automotive business more than offset the lower gross profit margins in the RV business resulting from reduced fixed cost absorption from the decrease in production volumes.

SAE increased by $13 million, or 39%, from $33.1 million in fiscal 2004 to $46.1 million for the 2005 fiscal year. Acquired businesses accounted for $12.5 million of the increase in SAE during fiscal 2005. Additionally, the impact of foreign currency rate changes on translated results contributed $0.9 million of the increase in SAE during the current year. Excluding the impact of acquisitions and changes in foreign currency exchange rates, SAE decreased 1% during fiscal 2005 as a result of cost reduction programs and lower incentive compensation expense offset by expense related to the previously discussed adoption of FAS 123R.

Amortization expense increased in the current year due to the amortizable intangible assets acquired during the fiscal year. See Note 2, “Acquisitions,” in Notes to Consolidated Financial Statements for additional discussion on current year acquisitions and the intangible assets.

Other expense increased $0.2 million from $1.1 million during fiscal 2004 to $1.3 million for the 2005 fiscal year. This increase is the result of an increase in foreign currency transaction losses as compared to the prior year.

Fiscal 2004 compared to Fiscal 2003

Net sales increased by $91.8 million, or 42%, from $218.9 million in fiscal 2003 to $310.7 million in fiscal 2004. Kwikee, which was acquired on September 3, 2003, comprised 27% of the increase. Currency translation rates positively impacted sales in fiscal 2004 by $12.2 million. Excluding the impact of the Kwikee acquisition and foreign currency translation, sales during fiscal 2004 increased 21%. The largest sales growth driver was a 55% increase in automotive convertible top actuation sales due to the introduction of new convertible models in Europe and North America as well as increased demand for certain existing models. Recreational vehicle (“RV”) market sales increased 9% due to stronger demand from RV OEMs in 2004. Sales to the truck market increased 15% year over year reflecting strong demand in Europe.

Gross profit increased by $21.3 million, or 42%, from $51.2 million in fiscal 2003 to $72.5 million in fiscal 2004 primarily due to sales growth. Excluding the $2.7 million impact of foreign currency rate changes on translated results, gross profit increased 36%. Gross profit margins did not change in fiscal 2004, remaining at 23.4%. Automotive business gross profit margins in fiscal 2004 were lower than those experienced in fiscal 2003 due to inefficiencies and manufacturing variances resulting from the production start-ups of new convertible top platforms and the launch of production at our North America automotive plant. The overall automotive business decline was offset by gross profit margin expansion in the recreational vehicle business due to lower overhead and material cost reductions.

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

General Corporate Results

	Year Ended August 31,
	2005	2004	2003
Selling, Administrative and Engineering Expenses (“SAE”)	$14.9	$13.0	$7.0
Financing Costs, net	16.9	13.6	21.4
Charge for Early Extinguishment of Debt	—	36.7	2.0
Litigation Charge Associated with Divested Businesses	—	—	6.5
Other (Income) Expense, net	(1.9)	—	(1.4)

Loss From Continuing Operations Before Income Tax Expense and Minority Interest	$(29.9)	$(63.3)	$(35.5)

Fiscal 2005 compared to Fiscal 2004

General corporate SAE increased by $1.9 million, from $13.0 million in fiscal 2004 to $14.9 million in fiscal 2005. This increase resulted from $2.4 million of expense recorded pursuant to the adoption of FAS 123R, $1.6 million of third party Sarbanes Oxley Section 404 implementation costs, and higher staffing levels associated with acquisition activity, partially offset by decreased incentive compensation expense.

All debt is considered to be for general corporate purposes, thus, financing costs and charges for early extinguishment of debt have not been allocated to the reportable segments. The increase in financing costs during fiscal 2005 versus the prior year reflects the interest expense on the debt incurred for fiscal 2005 acquisitions, offset by the impact of the Company’s gradual replacement of $110 million of outstanding 13% Senior Subordinated Notes (“13% Notes”) throughout fiscal 2004 with lower interest rate debt such as the 2% Convertible Notes. The Company’s overall weighted average debt cost has significantly declined as a result of replacing the 13% Notes with less expensive forms of debt. See “Liquidity and Capital Resources” below for further information.

During fiscal 2004, the Company retired all of its remaining $110.1 million of 13% Notes. We incurred an aggregate pre-tax charge of $34.4 million in fiscal 2004 to retire the 13% Notes, comprised of $30.1 million of premium payments made to bondholders, $3.0 million for the non-cash write-off of unamortized debt discount and capitalized debt issuance costs, $0.9 million for the non-cash write-off of fair value adjustments to the 13% Notes for fixed rate to variable rate interest rate swaps underlying the 13% Notes, and $0.4 million of legal and professional fees.

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

Other (income) expense increased in fiscal 2005 due to a $2.0 million settlement gain on the reimbursement of a tax refund to a former subsidiary. See Note 10, “Discontinued Operations” in Notes to Consolidated Financial Statements for further information.

Fiscal 2004 compared to Fiscal 2003

General corporate SAE increased by $6.0 million, from $7.0 million in fiscal 2003, to $13.0 million in fiscal 2004. This increase resulted from a $1.6 million increase in incentive compensation provisions due to favorable fiscal 2004 results, a $1.0 million charge recorded during the fourth quarter of fiscal 2004 to reflect new information for a pre-existing environmental matter, and increased spending due to additional headcount and costs related to Sarbanes-Oxley Section 404 compliance, severance costs, increased staffing to support our growth initiatives, and increased spending on tax planning services and acquisition advice.

Although net debt levels increased during fiscal 2004 to fund acquisitions and pay premiums to retire the 13% Notes, net financing costs decreased by $7.8 million. This decline is the result of the gradual replacement, via open market and negotiated repurchases and the completion of the August 2004 tender offer, of the 13% Notes with lower interest rate debt, and lower market interest rates during fiscal 2004 as compared to fiscal 2003. See “Liquidity and Capital Resources” below for further information.

During the first quarter of fiscal 2003, the Company retired $9.4 million of its 13% Notes acquired through a negotiated purchase. The Company recorded a pre-tax charge of $2.0 million related to the redemption of the 13% Notes. The pre-tax charge consisted of $1.7 million of bond redemption premium payments and a $0.3 million non-cash write-off of the associated debt discount and debt issuance costs.

In fiscal 2003, the Company recorded a pre-tax charge of $6.5 million to recognize the impact of adverse developments in two separate litigation matters associated with businesses divested prior to the spin-off of the Electronics Segment in July 2000, for which the Company retained indemnification risk. Both matters were resolved and funded during fiscal year 2003.

Other income of $1.4 million in fiscal 2003 including a $1.0 million net foreign currency translation gain related to the liquidation of two foreign subsidiaries.

Income Tax Expense

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, and our ability to utilize various tax credits and net operating loss carryforwards. The Company’s effective income tax rate on earnings from continuing operations in fiscal 2005 was 33.1%, compared to 37.8% in fiscal 2004 and 35.3% in fiscal 2003. The effective income tax rate was higher in fiscal 2004 as a result of the negative tax impact of the charges for early extinguishment of debt on the utilization of foreign tax credits. In addition, the fiscal 2005 effective income tax rate was lower due to a reduction in statutory rates in the Netherlands, a comparatively lower 30% tax rate in the United Kingdom where both the Hydratight Sweeney and Hedley Purvis businesses are based, and the realization of benefits on certain net operating losses that previously had not been benefited. For more information regarding the variations in effective tax rates for the periods presented, see Note 8, “Income Taxes,” in the Notes to Consolidated Financial Statements.

Discontinued Operations

See Note 9, “Discontinued Operations” in the Notes to Consolidated Financial Statements for information regarding the results of our discontinued operations.

Restructuring Reserves

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs. The remaining $1.6 million of accrued severance costs at August 31, 2005 will be paid to former employees over the next two years as dictated by contractual arrangements with those employees.

A rollforward of the severance reserve follows (in thousands):

Accrued severance costs as of August 31, 2004	$2,815
Cash payments	(1,342)
Currency impact	85

Accrued severance costs as of August 31, 2005	$1,558

In connection with the KCI Acquisition in December 2004, the Company committed to a plan to close KCI’s corporate headquarters and terminate all of the related employees. A restructuring reserve of $1.8 million, primarily for severance payments to the terminated employees, was recorded in the purchase price allocation. As of August 31, 2005 the corporate office had been closed and the remaining $0.1 million of restructuring reserve primarily reflects the remaining lease costs on the idle corporate office space.

Critical Accounting Policies

The Company prepares its consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s results of operations, financial position and cash flows.

Inventories:    Inventories are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 25% and 35% of total inventories at August 31, 2005 and 2004, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the Consolidated Balance Sheet by approximately $5.8 million and $5.2 million at August 31, 2005 and 2004, respectively. Each of the Company’s business units perform an analysis of the historical sales usage of the individual inventory items on hand and a reserve is recorded to adjust inventory cost to market value. The inventory valuation assumptions used are based on historical experience. The Company believes that such estimates are made with consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.

Goodwill and Long-Lived Assets:    The Company’s goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) based on prevailing marketplace valuations. The Company has determined that this approach to measuring fair value is the most appropriate. The estimated fair value is then compared with the carrying amount of the reporting unit, including goodwill. Independent appraisers are retained to perform additional fair value calculations in situations where our fair value calculations approximate the carrying value of the reporting unit. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at August 31, 2005, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, and, as such, no impairment existed. Indefinite lived intangible assets are subject to annual impairment testing, as well. On an annual basis, the fair value of the indefinite lived assets are estimated by the Company and compared to the carrying value to determine if an impairment charge is required.

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

Employee Benefit Plans:    The Company provides a variety of benefits to certain of its employees and retired employees, including, in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, and health care cost trend rates as of that date. The discount rate used by the Company is based on the interest rate of noncallable high-quality corporate bonds, with appropriate consideration of local market factors for foreign benefit plans and the Company’s benefit plans’ participants’ demographics and benefit payment terms. At August 31, 2005 and 2004, the Company’s weighted-average discount rate on domestic benefit plans was 5.25% and 6.25%, respectively. A change in the discount rate by 25 basis points would impact the Company’s domestic benefit plan expense in fiscal year 2005 by less than $0.1 million. At August 31, 2005 and 2004, the Company’s weighted-average discount rate on foreign benefit plans was 3.99% to 5.64%, respectively. A change in the discount rate by 25 basis points would impact the Company’s foreign benefit plan expense in fiscal year 2005 by less than $0.1 million. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations; inflation assumptions and the impact of the active management of the plans’ invested assets. Domestic benefit plan assets consist primarily of participating units in common stock and bond funds. The Company assumed its expected return on domestic benefit plan assets to be 8.50% at both August 31, 2005 and 2004. A 25 basis point change in this assumption would impact fiscal 2005 domestic benefit plan expense by less than $0.1 million. Due to the insignificance of the foreign benefit plan assets, the expected return on plan assets does not materially impact the Company’s results of operations. See Note 7, “Employee Benefit Plans” for further discussion.

The Company reviews its actuarial assumptions on an annual basis and makes modifications based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.

Income Taxes:     The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense recognized by the Company also reflects its best estimates and assumptions regarding, among other things, the level of future taxable income and effect of the Company’s various tax planning strategies. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income, and future tax planning strategies could affect the actual effective tax rate and tax balances recorded by the Company.

Use of Estimates:     The Company has recorded reserves or allowances for customer returns and discounts, doubtful accounts, incurred but not reported medical claims, environmental issues, warranty claims, workers compensation claims, product and non-product litigation, and incentive compensation. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate methods. Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital Resources

Cash and cash equivalents totaled $10.4 million and $6.0 million at August 31, 2005 and 2004, respectively. Our goal is to maintain low cash balances, utilizing any excess cash to pay down debt to minimize financing costs.

The Company reported cash provided from continuing operations of $ 97.0 million, $48.0 million and $49.4 million in fiscal 2005, 2004 and 2003, respectively. Cash flows in fiscal 2004 and 2003 include the impact of premiums paid to bondholders for the repurchases of our 13% Notes (net of the related tax benefit) of $19.7 million and $1.0 million, respectively. The increase in cash provided by operating activities in fiscal 2005 results from the combination of our focus on working capital management (including the sale of acquired domestic accounts receivable), cash generated by businesses acquired in fiscal 2005, and the premiums paid in the prior year for 13% Note repurchases, offset by the $15.8 million tax refund paid to a former subsidiary in 2005. Fiscal 2004 cash provided from operating activities, after considering the impact of the premiums paid to repurchase 13% Notes, increased as compared to fiscal 2003 due to improved profitability resulting from the Kwikee and Dresco acquisitions and core business growth, reduced cash payments for interest of approximately $4.5 million, and active management of our primary working capital.

Cash used in investing activities was $395.9 million, $61.4 million, and $20.7 million in fiscal 2005, 2004 and 2003, respectively, primarily consisting of business acquisitions. During 2005, the Company paid $384.2 million to consummate five strategic acquisitions, as detailed below:

(amounts in millions)
Yvel	$9.9
Sperry	12.4
KCI	236.1	(excluding the assumption of $	80.8 million of debt	)
Hedley Purvis	29.8
Hydratight Sweeney	94.4
Other	1.6

	$384.2

In addition, the Company paid $15.4 million for capital expenditures, and received $3.7 million in proceeds from asset sales. During fiscal 2004, $31.9 million of cash was used for the acquisition of Dresco, $28.2 million for the acquisition of Kwikee, and $5.0 million related to the Kopp acquisition. Net cash proceeds of $14.6 million were received from the sale-leaseback of a German facility in December 2003. During fiscal 2003, $8.7 million was used to fund the Kopp acquisition.

Net cash provided by financing activities totaled $303.2 million in fiscal 2005 consisting primarily of acquisition funding. In fiscal 2005, the Company completed an amendment to its senior credit facility to provide for a new $250.0 million term loan and sold 2,875,000 shares of previously unissued Class A Common Stock at a price of $49.50 per share for net proceeds of $134.4 million. The equity offering proceeds were used to call and retire the $82.8 million (including premium) of 10.5% senior notes assumed in the KCI Acquisition and pay down revolving credit borrowings. In fiscal 2004, net cash provided by financing activities totaled $14.6 million. In November 2004, the Company sold an aggregate principal amount of $150.0 million of convertible senior subordinated debentures due 2023 (“2% Convertible Notes”), which generated net proceeds of $145.0 million which was used to retire other high cost debt, including redeeming the remaining $110.1 million of our 13% Notes. We also replaced our senior secured credit agreement in fiscal 2004 with a lower cost $250 million senior revolving credit facility (the “Revolver”). Cash used in financing activities was $27.3 million in fiscal 2003, with the majority representing debt repayments.

Commitments and Contingencies

The Company leases certain facilities, computers, equipment and vehicles under various operating lease agreements, generally over periods from one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. See Note 6, “Leases,” in the Notes to Consolidated Financial Statements and the “Timing of Commitments” table below for further information.

The Company is contingently liable for certain lease agreements held by businesses included in its former Electronics segment, which was distributed to shareholders in fiscal 2000 (the “Distribution”). Some of these businesses were subsequently sold to third parties. If any of these businesses do not fulfill their obligations under the leases, the Company could be liable for such leases. The discounted present value of future minimum lease payments for such leases total approximately $12.7 million at August 31, 2005. The future undiscounted minimum lease payments for these leases are as follows: $1.0 million in the balance of calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; $1.9 million in calendar 2009; and $7.2 million thereafter.

As more fully discussed in Note 3, “Accounts Receivable Securitization” in the Notes to Consolidated Financial Statements, the Company is party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $43.8 million and $24.6 million at August 31, 2005 and 2004, respectively. If the Company were to discontinue this securitization program, at August 31, 2005 it would have been required to borrow approximately $43.8 million to finance the working capital increase. Total capacity under the program is $55 million.

In August 2004 the Company recorded income of $10.9 million, or $0.44 per diluted share, in “Discontinued Operations, net of Income Taxes” to reflect the release of a reserve for tax and other obligations related to the Distribution, based on its evaluation that no amounts will be due as a result of the former subsidiary rejecting such agreements.

The Company had outstanding letters of credit of $6.6 million and $6.1 million at August 31, 2005 and 2004, respectively. The majority of the letters of credit secure self-insured workers compensation liabilities.

During fiscal 2005, a dividend of $0.08 per share was declared and is payable on October 14, 2005 to shareholders of record September 30, 2005. Dividends were not declared or paid during fiscal 2004 or 2003. At August 31, 2005, the Company had approximately $208 million of availability under the Revolver. The Company believes that such availability, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for at least the next twelve months.

Timing of Commitments

The timing of payments due under the Company’s contractual commitments is as follows:

Contractual Obligations(a)

Years Ended August 31,	Long-term Debt Obligations	Operating Lease Obligations (b)	Total
Amounts in 000’s
2006	$136	$16,258	$16,394
2007	18,840	13,630	32,470
2008	37,590	10,719	48,309
2009	127,731	8,370	136,101
2010	108,500	7,272	115,772
Thereafter	150,000	25,930	175,930

Total	$442,797	$82,179	$524,976

(a)	The above table excludes the additional payments for acquisition earn-out payments, as the exact amount and timing of payments is not known. For further information see Note 2, “Acquisitions.”

(b)

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

Our receivables are derived from a diverse customer base in a number of industries. The largest single customer generated approximately 5.5% of fiscal 2005 net sales.

Capital Expenditures

The majority of our manufacturing activities consist of the assembly of components that are sourced from a variety of vendors. We believe that our capital expenditure requirements are not as extensive as many other industrial companies given the assembly nature of our operations. Capital expenditures for the fiscal years ended August 31, 2005, 2004, and 2003 were $15.4 million, $10.9 million, and $12.7 million, respectively. Capital expenditures have historically been funded by operating cash flows and borrowings under revolving credit facilities. For the past three fiscal years, capital expenditures were invested primarily in machinery and equipment and computer systems. Capital expenditures for fiscal 2006 are estimated to be approximately $20 million.

Raw Material Costs and Inflation

We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on the Company’s results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion. In addition, LEAD initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. The Company has not entered into any derivative contracts to hedge its exposure to commodity risk in fiscal years 2005, 2004, or 2003.

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

The Company adopted SFAS No. 123(R), “Share Based Payment” during the fourth quarter of fiscal 2005 and used the modified retrospective method of adoption. Stock based compensation expense for 2005 was calculated using the Black-Scholes option pricing model for options granted in the first and second quarters and the binomial pricing model for options granted in the last two quarters of the fiscal year. Assumptions used to determine the fair value of each option were based upon historical data and standard industry valuation practices and methodology. The total impact of SFAS No. 123 (R) on fiscal 2005 is a $2.7 million reduction to net earnings, or a $0.09 per share reduction in diluted earnings per share.

The Company adopted EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” during the second quarter of fiscal 2005. The Company’s 2% Convertible Notes are convertible at the option of the holder into shares of the Company’s Class A Common Stock once the common stock trades above $47.89 per share for a specified period of time (a market price trigger). EITF 04-08 requires companies with contingently convertible debt instruments to include the dilutive effect of the contingently convertible debt in the diluted earnings per share calculations regardless of whether the market price trigger has been met. Prior period diluted earnings per share for each quarter in fiscal 2004, as well as the first quarter of fiscal 2005, were restated at the time of adoption.

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

Currency Risk—The Company has exposure to foreign currency exchange fluctuations. Approximately 51%, 53%, and 51% of its revenues for the years ended August 31, 2005, 2004 and 2003, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 75%, 82%, and 78%, respectively, were denominated in euro, with the majority of the remainder denominated in various Asian and other European currencies. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

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

Interest Rate Risk—The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are based on LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At August 31, 2005, the Company was a party to interest rate swap agreements that convert $100 million of floating rate debt to a fixed rate of interest. A 25 basis point increase or decrease in the applicable interest rates on our unhedged variable rate debt at August 31, 2005 would result in a change in pre-tax interest expense of approximately $0.6 million on an annual basis.

Commodity Risk—We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on the Company’s results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion. In addition, LEAD initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. The Company has not entered into any derivative contracts to hedge its exposure to commodity risk in fiscal years 2005, 2004, or 2003.

Item 8.    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Actuant Corporation:

We have completed an integrated audit of Actuant Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Actuant Corporation and its subsidiaries at August 31, 2005 and August 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for stock-based payments in 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of August 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded certain elements of Hydratight Sweeney, Hedley Purvis Holdings Limited, A.W. Sperry Instruments, Inc., Yvel S.A. and Key Components, Inc., from its assessment of internal control over financial reporting as of August 31, 2005 because they were acquired by the Company in purchase business combinations during 2005. Subsequent to the acquisitions of businesses in 2005, certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2005. We have also excluded the non-integrated elements of Hydratight Sweeney, Hedley Purvis Holdings Limited, A.W. Sperry Instruments, Inc., Yvel S.A. and Key Components, Inc. from our audit of internal control over financial reporting. Hydratight Sweeney, Hedley Purvis Holdings Limited, A.W. Sperry Instruments, Inc., Yvel S.A. and Key Components, Inc. are wholly-owned subsidiaries whose total assets and total revenues, excluding integrated elements, represent 14% and 26%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2005.

PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin

November 10, 2005

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Year Ended August 31,
	2005	2004	2003
Net sales	$976,066	$726,851	$585,393
Cost of products sold	659,591	495,609	395,409

Gross profit	316,475	231,242	189,984
Selling, administrative and engineering expenses	188,764	138,682	114,928
Amortization of intangible assets	5,220	2,221	2,271

Operating profit	122,491	90,339	72,785
Financing costs, net	16,927	13,559	21,430
Charge for early extinguishment of debt	—	36,735	1,974
Litigation charge associated with divested businesses	—	—	6,502
Other expense (income), net	(144)	1,220	(2,238)

Earnings from continuing operations before income tax expense and minority interest	105,708	38,825	45,117
Income tax expense	35,012	14,676	15,924
Minority interest, net of income taxes	(555)	259	227

Earnings from continuing operations	71,251	23,890	28,966
Discontinued operations, net of income taxes	—	10,933	—

Net earnings (loss)	$71,251	$34,823	$28,966

Basic earnings (loss) per share:
Earnings from continuing operations	$2.74	$1.01	$1.24
Discontinued operations, net of income taxes	—	0.46	—

Total	$2.74	$1.47	$1.24

Diluted earnings (loss) per share:
Earnings from continuing operations	$2.42	$0.93	$1.18
Discontinued operations, net of income taxes	—	0.39	—

Total	$2.42	$1.32	$1.18

Weighted average common shares outstanding:
Basic	25,996	23,660	23,350

Diluted	30,443	27,705	24,464

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	August 31,
	2005	2004
A S S E T S
Current Assets
Cash and cash equivalents	$10,356	$6,033
Accounts receivable	131,185	90,433
Inventories, net	135,960	87,074
Deferred income taxes	14,974	11,126
Prepaid expenses	6,838	7,648

Total Current Assets	299,313	202,314
Property, Plant and Equipment
Land, buildings, and improvements	29,718	20,484
Machinery and equipment	164,313	128,027

Gross property, plant and equipment	194,031	148,511
Less: Accumulated depreciation	(110,152)	(100,538)

Property, Plant and Equipment, net	83,879	47,972
Goodwill	428,285	145,387
Other Intangibles, net of accumulated amortization of $18,411 and $14,199, respectively	175,001	22,127
Other Long-term Assets	9,857	6,336

Total Assets	$996,335	$424,136

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities
Short-term borrowings	$21	$960
Trade accounts payable	89,506	64,165
Accrued compensation and benefits	32,663	21,401
Income taxes payable	15,049	9,608
Current maturities of long-term debt	136	3,863
Other current liabilities	51,360	34,627

Total Current Liabilities	188,735	134,624
Long-term Debt, less Current Maturities	442,661	189,068
Deferred Income Taxes	58,783	8,376
Pension and Postretirement Benefit Liabilities	41,192	28,862
Other Long-term Liabilities	20,131	31,429
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 42,000,000 shares, issued and outstanding 27,047,107 and 23,762,494 shares, respectively	5,410	4,753
Additional paid-in capital	(370,875)	(518,321)
Retained earnings	632,032	562,945
Restricted stock awards	(1,452)	—
Stock held in trust	(1,166)	(806)
Deferred compensation liability	1,166	806
Accumulated other comprehensive loss	(20,282)	(17,600)

Total Shareholders’ Equity	244,833	31,777

Total Liabilities and Shareholders’ Equity	$996,335	$424,136

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2005	2004	2003
Operating activities
Net Earnings	$71,251	$34,823	$28,966
Non-cash income from discontinued operations	—	(10,933)	—
Adjustments to reconcile earnings to cash provided by operating activities:
Depreciation and amortization	22,421	16,597	15,077
Amortization of debt discount and debt issuance costs	1,297	1,423	1,479
Stock-based compensation expense	4,443	—	—
Non-cash write-offs in conjunction with early extinguishment of debt	—	5,963	317
Loss on disposal of assets	90	361	71
Provision for deferred income taxes	3,767	2,631	1,562
Changes in components of working capital:
Accounts receivable	17,209	4,354	1,540
Inventories	(3,046)	(7,549)	5,645
Prepaid expenses and other assets	3,581	887	4,387
Trade accounts payable	(944)	3,731	(2,233)
Income Taxes Payable	(122)	(4,050)	—
Reimbursement of tax refund to former subsidiary	(15,837)	—	—
Other liabilities	(7,117)	(277)	(7,392)

Cash provided by continuing operations	96,993	47,961	49,419

Investing activities
Proceeds from sale of property, plant and equipment	3,707	14,601	1,109
Capital expenditures	(15,442)	(10,935)	(12,671)
Business acquisitions, net of cash acquired	(384,176)	(65,100)	(9,174)

Cash used in investing activities	(395,911)	(61,434)	(20,736)

Financing activities
Net proceeds from Class A common stock offering	134,440	—	—
Gross proceeds from issuance of term loans	250,000	—	—
Redemption of Key Components, Inc. 10.5% senior notes	(82,800)	—	—
Proceeds from euro-denominated acquisition loan	19,602	—	—
Net proceeds from 2% convertible senior subordinated note offering	—	144,994	—
Redemption of 13% senior subordinated notes	—	(110,133)	(9,425)
Principal repayments on term loans	(4,941)	(26,399)	(18,956)
Net (repayments) borrowings on revolving credit facilities and short-term borrowings	(17,082)	8,136	(2,180)
(Payments) proceeds from early termination of interest rate swaps	—	(2,186)	1,550
Deferred tax benefit from stock-based compensation	4,260	—	—
Stock option exercises, employee stock purchase plan and other	2,241	1,725	1,708
Debt issuance costs	(2,544)	(1,499)	—

Cash provided by (used in) financing activities	303,176	14,638	(27,303)

Effect of exchange rate changes on cash	65	275	170

Net increase in cash and cash equivalents	4,323	1,440	1,550
Cash and cash equivalents—beginning of year	6,033	4,593	3,043

Cash and cash equivalents—end of year	$10,356	$6,033	$4,593

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Restricted Stock Awards	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Shares	Amount
Balance at August 31, 2002	11,595	$2,319	$(523,419)	$499,156	$(21,675)	—	$(511)	$511	$(43,619)
Net earnings	—	—	—	28,966	—	—	—	—	28,966
Currency translation adjustments	—	—	—	—	(159)	—	—	—	(159)
Additional minimum pension liability adjustment, net of taxes	—	—	—	—	(547)	—	—	—	(547)
Other items, net of taxes	—	—	—	—	558	—	—	—	558

Total comprehensive income									28,818

2-for-1 stock split	11,755	2,351	(2,351)	—	—	—	—	—	—
Restricted stock awards	—	—	69	—	—	—	—	—	69
Stock option exercises	162	32	896	—	—	—	—	—	928
Tax benefit of stock option exercises	—	—	2,178	—	—	—	—	—	2,178
Stock acquired and placed in rabbi trust for director deferred compensation plan	—	—	—	—	—	—	(125)	125	—

Balance at August 31, 2003	23,512	4,702	(522,627)	528,122	(21,823)	—	(636)	636	(11,626)
Net earnings	—	—	—	34,823	—	—	—	—	34,823
Currency translation adjustments	—	—	—	—	4,480	—	—	—	4,480
Additional minimum pension liability adjustment, net of taxes	—	—	—	—	(247)	—	—	—	(247)
Other items, net of taxes	—	—	—	—	(10)	—	—	—	(10)

Total comprehensive income						—			39,046

Restricted stock awards	10	2	216	—	—	—	—	—	218
Stock option exercises	240	49	1,676	—	—	—	—	—	1,725
Tax benefit of stock option exercises	—	—	2,414	—	—	—	—	—	2,414
Stock acquired and placed in rabbi trust for director deferred compensation plan	—	—	—	—	—	—	(170)	170	—

Balance at August 31, 2004	23,762	4,753	(518,321)	562,945	(17,600)	—	(806)	806	31,777
Net earnings	—	—	—	71,251	—	—	—	—	71,251
Currency translation adjustments	—	—	—	—	1,141	—	—	—	1,141
Fair value of interest rate swaps, net of taxes	—	—	—	—	214	—	—	—	214
Additional minimum pension liability adjustment, net of taxes	—	—	—	—	(4,037)	—	—	—	(4,037)

Total comprehensive income									68,569

Company stock contribution to 401K and employee stock purchase plans	36	7	1,406	—	—	—	—	—	1,413
Restricted stock awards	63	13	1,494	—	—	(1,452)	—	—	55
Cash dividend declared	—	—	—	(2,164)	—	—	—	—	(2,164)
Common stock offering	2,875	575	133,865	—	—	—	—	—	134,440
Stock option exercises	304	61	1,686	—	—	—	—	—	1,747
Deferred tax benefit of stock-based compensation	—	—	4,260	—	—	—	—	—	4,260
Stock based compensation expense	—	—	4,443	—	—	—	—	—	4,443
Stock issued to, acquired for and distributed from rabbi trust for deferred compensation plan	7	1	292	—	—	—	(360)	360	293

Balance at August 31, 2005	27,047	$5,410	$(370,875)	$632,032	$(20,282)	$(1,452)	$(1,166)	$1,166	$244,833

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Nature of Operations:    Actuant is a global manufacturer and marketer of a broad range of industrial products and systems, organized into two reportable segments, Tools & Supplies and Engineered Solutions. Tools & Supplies provides branded specialized electrical and industrial tools and supplies to hydraulic and electrical wholesale distributors, to catalog houses and through various retail distribution channels and provides manpower services and tool rental to the global bolting market. Engineered Solutions’ primary expertise is in designing, manufacturing and marketing customized motion control systems primarily for original equipment manufacturers in diversified niche markets.

Consolidation and Presentation:    The Consolidated Financial Statements include the accounts of Actuant Corporation and its consolidated subsidiaries (“Actuant” or the “Company”). Actuant consolidates companies in which it owns or controls more than fifty percent of the voting shares. The minority interest amount included on the Consolidated Balance Sheet as of August 31, 2005 represents the amount of equity attributable to minority shareholders of consolidated subsidiaries. The results of companies acquired or disposed of during the fiscal year are included in the Consolidated Financial Statements from the effective date of acquisition or until the date of disposal. All intercompany balances, transactions and profits have been eliminated in consolidation.

Cash Equivalents:    The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Inventories:    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (approximately 25% and 35% of total inventories in 2005 and 2004, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than the amounts in the Consolidated Balance Sheets by approximately $5.8 million and $5.2 million at August 31, 2005 and 2004, respectively.

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets:    Other intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, trademarks and non-compete agreements, are amortized over periods from three to twenty-five years. Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing.

Product Warranty Costs:    The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty for fiscal years 2005 and 2004.

	2005	2004
Beginning balance	$4,729	$3,436
Warranty reserves of acquired businesses	1,796	396
Provision for warranties	4,624	5,574
Warranty payments and costs incurred	(4,828)	(4,865)
Currency impact	(14)	188

Ending balance	$6,307	$4,729

Revenue Recognition:    Customer sales are recognized as revenue when the risk of loss and title pass to the customer, which is generally upon shipment. Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company maintains an accrual at the end of each period for the earned, but unpaid costs related to the programs. The Company also provides for an allowance for estimated product returns, which is recognized as a deduction from sales at the time of sale.

The Company provides for an allowance for doubtful accounts based on historical experience and a review of its receivables. Accounts Receivable are presented net of an allowance of $7.9 million and $4.7 million at August 31, 2005 and 2004, respectively.

Shipping and Handling Costs:    The Company records costs associated with shipping its products within cost of products sold.

Research and Development Costs:    Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $8.7 million, $5.3 million and $4.3 million in fiscal 2005, 2004 and 2003, respectively.

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

Foreign Currency Translation:    The financial statements of the Company’s foreign operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each applicable period for revenues, expenses, and gains and losses. Translation

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments are reflected in the balance sheet caption “Accumulated other comprehensive loss.” Net (losses) gains resulting from foreign currency transactions were $(1.4) million, $(1.2) million, and $2.5 million in fiscal 2005, 2004 and 2003, respectively, and are recorded in “Other (income) expense, net” in the Consolidated Statements of Earnings. The $2.5 million net foreign currency gain recognized in fiscal 2003 includes a net gain of approximately $1.0 million related to the liquidation of two foreign subsidiaries.

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

In January 2005, the Company entered into interest rate swap contracts that have a total notional value of $100.0 million and have maturity dates of December 22, 2009. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate of 4.10%. These interest rate swap contracts were entered into to convert $100.0 million of the $250.0 million variable rate term loan under the senior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts is $0.3 million at August 31, 2005, and the Company has recorded this in other long-term assets in the accompanying Consolidated Balance Sheets. The Company is not a party to any other material derivative contracts at August 31, 2005 and was a not a party to any material derivative contracts at August 31, 2004.

Fair Value of Financial Instruments:    The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value as of August 31, 2005 and 2004 due to their short-term nature and the fact that the interest rates approximated year-end market rates of interest. The fair value of the Company’s outstanding $150.0 million 2% Convertible Senior Subordinated Debentures at August 31, 2005 was estimated to be $177.9 million based on quoted market prices.

New Accounting Pronouncements:    In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 required that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred beginning in the first quarter of fiscal 2006. The Company expects that the adoption of SFAS 151 will not have a material effect on the financial statements.

The Company adopted SFAS No. 123(R) “Accounting for Stock Based Compensation” in the fourth quarter of fiscal 2005, utilizing the modified retrospective method of adoption. Under this adoption method, the first three quarters of fiscal 2005 were restated in the fourth quarter to reflect expense for stock based compensation. Stock based compensation is calculated by estimating the fair value of incentive stock options granted and amortizing the estimated value over the stock options’ vesting period. The total impact of SFAS No. 123 (R) on fiscal 2005 is a $2.7 million reduction to net earnings, or a $0.09 per share reduction in diluted earnings per share. See Note 11, “Stock Plans,” for further details.

The Company adopted EITF No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” during the fiscal year ended August 31, 2005. The Company’s 2% Convertible Notes are convertible at the option of the holder into shares of the Company’s Class A Common Stock once the common stock trades above $47.89 per share for a specified period of time (a market price trigger). EITF 04-08 requires companies with contingently convertible debt instruments to include the dilutive effect of the contingently convertible debt in the diluted earnings per share calculations regardless of whether the market price trigger has been met. Prior period diluted earnings per share for each quarter in fiscal 2004, as well as the first quarter of fiscal 2005, were restated upon adoption in 2005.

Reclassifications:    Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.

Note 2.    Acquisitions

The Company completed five business acquisitions during the fiscal year ended August 31, 2005 and two acquisitions in each of the two prior fiscal years. All of these transactions were accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Consolidated Financial Statements only since their acquisition dates. All of these acquisitions resulted in the recognition of goodwill in the Company’s Consolidated Financial Statements because the purchase prices reflect the future earnings and cash flow potential of these companies, and the complementary strategic fit and resulting synergies these businesses bring to existing operations. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the fiscal year ended August 31, 2005, and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

Fiscal 2005

On May 17, 2005, the Company acquired all of the outstanding stock of Hydratight Sweeney (“Hydratight Sweeney” or the “Hydratight Sweeney Acquisition”) for $94.4 million of cash (net of $0.8 million of cash acquired). Hydratight Sweeney, headquartered in Birmingham, United Kingdom, manufactures and provides bolting products and services to the oil and gas, power generation, industrial, and other end user markets and is included in our Tools & Supplies segment. The addition of Hydratight Sweeney to the existing Enerpac and Hedley Purvis organizations enables Actuant to offer customers a full line of bolting solutions on a global basis. This transaction was funded with proceeds from the Company’s revolving credit facilities. The preliminary purchase price allocation resulted in $50.7 million assigned to goodwill (which is not deductible for tax purposes), $14.2 million assigned to tradenames, $5.3 million assigned to patents, and $15.2 million assigned to customer relationships. The amounts assigned to patents and customer relationships will be amortized over periods of fifteen and twenty years, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 27, 2004, the Company acquired all of the outstanding stock of Key Components, Inc. (“KCI” or the “KCI Acquisition”) for approximately $316.9 million (including the assumption of $80.8 million of debt less $2.2 million of acquired cash). KCI is the holding company for six businesses that provide products for a diverse array of end-user markets offered under established brand names including Acme Electric, B.W. Elliott, Gits Manufacturing, Marinco, and Turner Electric. The products offered through these operating businesses consist of power converters and transformers, flexible shafts, turbocharger and emission system components, specialty electrical components, and high-voltage utility switches. Two of the operating businesses have been included in our Tools & Supplies segment and four have been included in our Engineered Solutions segment. Similar to Actuant, a number of KCI businesses have leading positions in niche end-user markets serving diverse customers while generating above average financial returns. The transaction was funded through the issuance of $250.0 million of term loans under the Company’s senior credit facility, as amended, and a public offering of Class A Common Stock, both in December 2004. See Note 5, “Debt,” and Note 10, “Capital Stock,” for further information on these financing transactions. The purchase price allocation resulted in $199.0 million assigned to goodwill (which is not deductible for tax purposes), $3.1 million to patents, $42.0 million to customer lists, and $68.8 million to tradenames. The amounts assigned to patents and customer lists will be amortized over weighted average periods of 8 and 19 years, respectively, and the amounts assigned to tradenames have been determined to have indefinite lives and as a result are not subject to amortization. The amount assigned to goodwill decreased by $3.5 million to $198.9 million during the fourth quarter of fiscal 2005 as a result of deferred tax adjustments recorded.

In connection with the KCI Acquisition in December 2004, the Company committed to a plan to close KCI’s corporate headquarters and terminate all of the related employees. A restructuring reserve of $1.8 million, primarily for severance payments to the terminated employees, has been recorded in the purchase price allocation. As of August 31, 2005 the corporate office has been closed and the remaining $0.1 million of restructuring reserve primarily reflects the remaining lease costs on the idle corporate office space.

Also in fiscal 2005, the Company acquired the following three entities for a total cost of $53.7 million, which was paid in cash:

•	Hedley Purvis, based in Morpeth, United Kingdom, a manufacturer of products for the bolting market and provider of rental, manpower, and other services to bolting end users.

•	A.W. Sperry Instruments, a United States producer of electrical test meters and instruments.

•	Yvel, S.A., based in Paris, France, a leading provider of hydraulic latches to the European cab-over-engine heavy-duty truck market.

Goodwill recognized in those transactions amounted to $32.8 million, $10.0 million of which is expected to be fully deductible for tax purposes. Goodwill was assigned to the Tools & Supplies and Engineered Solutions segments in the amounts of $25.9 and $6.9 million, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for the businesses acquired during the fiscal year ended August 31, 2005:

	KCI	Hydratight Sweeney	Other	Total
Accounts receivable, net	$30,508	$12,078	$13,996	$56,582
Inventories, net	32,540	5,314	6,795	44,649
Other current assets	7,031	1,134	922	9,087
Property, plant & equipment	21,351	10,377	10,564	42,292
Goodwill	198,973	50,674	32,777	282,424
Other intangible assets	113,933	34,662	8,854	157,449
Other long-term assets	1,579	—	111	1,690
Trade accounts payable	(15,237)	(4,426)	(6,012)	(25,675)
Other current liabilities	(24,147)	(4,352)	(7,148)	(35,647)
Debt	(83,636)	—	—	(83,636)
Other long-term liabilities	(46,802)	(11,041)	(7,196)	(65,039)

Cash paid, net of cash acquired	$236,093	$94,420	$53,663	$384,176

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

On December 30, 2003, the Company acquired 100% of the outstanding capital stock of Dresco B.V. (“Dresco” or the “Dresco Acquisition”) for $31.9 million of cash (net of $0.8 million of cash acquired). Dresco, headquartered in Wijchen, the Netherlands, is a leading distributor of electrical, plumbing and other supplies to the Benelux (Belgium, the Netherlands, and Luxembourg) home center market and is included in our Tools & Supplies segment. The purchase agreement allows for additional payments to the sellers aggregating no less than approximately $2.0 million and no more than $12.0 million, contingent on the Company achieving targeted net sales in the calendar years ended December 31, 2004 through 2006. The aggregate minimum payment of $2.0 million was recorded as a liability in the purchase price allocation. During fiscal 2005 the Company made an earnout payment of approximately $0.8 million in accordance with the provisions of the purchase agreement.

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

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs. The remaining

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.6 million of accrued severance costs at August 31, 2005 will be paid to former employees over the next two years as dictated by contractual arrangements with those employees.

A rollforward of the severance reserve follows (in thousands):

Accrued severance costs as of August 31, 2004	$2,815
Cash payments	(1,342)
Currency impact	85

Accrued severance costs as of August 31, 2005	$1,558

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

	Fiscal Year Ended August 31,
	2005	2004	2003
Net sales
As reported	$976,066	$726,851	$585,393
Pro forma	1,112,096	1,061,730	900,440
Net earnings from continuing operations
As reported	$71,251	$23,890	$28,966
Pro forma	78,087	40,187	38,269
Basic earnings per share
As reported	$2.74	$1.01	$1.24
Pro forma	2.87	1.51	1.46
Diluted earnings per share
As reported	$2.42	$0.93	$1.18
Pro forma	2.54	1.38	1.40

The comparability of net earnings between the periods presented is impacted by $25.1 million and $1.3 million of net of tax charges for the early extinguishment of debt for the fiscal years ended August 31, 2004 and 2003, respectively.

Note 3.    Accounts Receivable Securitization

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. The retained interest recorded at August 31, 2005 and 2004 is $29.9 million and $18.6 million, respectively, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company amended its securitization program in February 2005 to increase capacity from $35 million to $55 million, and to include trade accounts receivable from certain of the domestic entities acquired in the KCI and Hydratight Sweeney acquisitions. Trade accounts receivables sold and being serviced by the Company totaled $43.8 million and $24.6 million at August 31, 2005 and August 31, 2004, respectively.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $288.5 million, $198.7 million, and $193.1 million for the years ended August 31, 2005, 2004, and 2003, respectively. Cash collections of trade accounts receivable balances in the total receivable pool totaled $440.5 million, $324.7 million, and $290.4 million for the years ended August 31, 2005, 2004, and 2003, respectively.

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

	Balance Outstanding August 31,		Balance Outstanding 60 Days or More Past Due August 31,		Net Credit Losses
					Year Ended August 31,
	2005	2004	2005	2004	2005	2004
Trade accounts receivable subject to securitization program	$73,784	$43,148	$5,286	$2,468	$534	$577
Trade accounts receivable balances sold	43,839	24,571

Retained Interest	$29,945	$18,577

Accounts receivable financing costs of $1.3 million, $0.4 million, and $0.5 million for the year ended August 31, 2005, 2004, and 2003, respectively, are included in financing costs, net in the accompanying Consolidated Statements of Earnings.

Note 4.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended August 31, 2005 and 2004 are as follows:

	Tools & Supplies Segment	Engineered Solutions Segment	Total
Balance as of August 31, 2003	$43,214	$58,466	$101,680
Business acquired	24,368	19,941	44,309
Currency impact	(639)	37	(602)

Balance as of August 31, 2004	66,943	78,444	145,387
Businesses acquired	174,219	108,205	282,424
Currency impact	545	(71)	474

Balance as of August 31, 2005	$241,707	$186,578	$428,285

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of August 31, 2005 and 2004 are as follows:

	August 31, 2005			August 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer Relationships	$65,556	$3,413	$62,143	$2,273	$638	$1,635
Patents	31,303	12,197	19,106	22,440	10,341	12,099
Trademarks	6,273	2,103	4,170	5,196	1,724	3,472
Non-compete agreements	832	425	407	1,750	1,266	484
Other	1,083	273	810	359	230	129

Total	$105,047	$18,411	$86,636	$32,018	$14,199	$17,819

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of August 31, 2005 and 2004 are $88.4 million and $4.3 million, respectively. These assets are comprised of acquired tradenames.

Amortization expense recorded on the intangible assets listed in the above table for the years ended August 31, 2005, 2004 and 2003 was $5.2 million, $2.2 million and $2.3 million respectively. Amortization expense for future years is estimated to be as follows: $7.3 million in fiscal 2006, $7.3 million in fiscal 2007, $7.0 million in fiscal 2008, $7.0 million in fiscal 2009, $6.8 in fiscal 2010, and $51.2 million thereafter.

The entire increase in the gross carrying amounts of goodwill and other intangible assets is the result of acquisitions completed in the current fiscal year and the impact of changes in foreign currency rates. See Note 2, “Acquisitions,” for additional details.

Note 5.    Debt

Long-term Debt:    The Company’s long-term indebtedness at the end of its two most recently completed fiscal years was as follows:

	August 31,
	2005	2004
Revolving credit facility	$23,110	$15,000
Term loan	250,000	—
Commercial paper	19,405	23,800
Euro denominated term loans	282	4,131

Sub-total—Senior indebtedness	292,797	42,931
Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	150,000

Total debt, excluding short-term borrowings	442,797	192,931
Less: current maturities of long-term debt	(136)	(3,863)

Total long-term debt, less current maturities	$442,661	$189,068

Short-term borrowings	$21	$960

The Company amended its senior credit facility in December 2004 to fund the KCI Acquisition. The amendment provided for $250.0 million of term loans in addition to the existing $250.0 million Revolver. The term loans mature on December 22, 2009 and amortize as follows: $18.8 million in fiscal 2007, $37.5 million in

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal 2008, $106.2 million in fiscal 2009, and $87.5 million in fiscal 2010. At August 31, 2005, $150.0 million of the outstanding term loan carried an interest rate of 5.20%, which represented LIBOR plus a borrowing spread. The remaining $100.0 million of principal was swapped to a fixed interest rate of 4.10% plus the applicable borrowing spread until maturity. The borrowing spread on the term loan was 1.50% at August 31, 2005, while borrowings under the Revolver bear interest at LIBOR plus a borrowing spread of 1.75%. The $23.1 million of outstanding borrowings on the Revolver were at an interest rate of 5.45% at August 31, 2005. All senior credit facility borrowings are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the Revolver. At August 31, 2005, the non-use fee was 0.40%. The senior credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, dividends and other restricted payments. As of August 31, 2005, the Company was in compliance with all debt covenants.

The Company assumed $80.8 million of 10.5% Senior Notes (the “KCI 10.5% Notes”) in the KCI Acquisition on December 27, 2004. The Company redeemed all of the KCI 10.5% Notes on January 26, 2005 at a call price of 103.5% plus accrued interest, using proceeds from the issuance of Class A common stock.

There was $19.4 million of commercial paper borrowings outstanding at August 31, 2005, all of which had original maturity terms of 91 days or less and were at a weighted interest rate of 4.04%, including issuance fees. Total commercial paper outstanding cannot exceed $75.0 million under the terms of the senior credit facility. The Revolver provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balance of the Revolver and commercial paper cannot exceed $250.0 million. The unused and available credit line under the Revolver at August 31, 2005 was approximately $207.5 million.

During January 2005, the Company entered into a euro-denominated revolving credit facility with a European bank. This facility provides for a $10.0 million (€8.0 million) working capital revolving line of credit in addition to an $18.7 million (€15.0 million) line of credit that can only be used to fund acquisitions. Both lines of credit mature in January 2006. Additionally, any borrowings on the acquisition line of credit must be repaid in full within 180 days. Borrowings on these lines of credit bear interest at EURIBOR plus a borrowing spread of 1.10%. There were no borrowings outstanding on the acquisition line of credit at August 31, 2005.

In November 2003, the Company sold $150.0 million aggregate principal amount of Convertible Senior Subordinated Debentures due November 15, 2023. The 2% Convertible Notes bear interest at a rate of 2.0% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price of the 2% Convertible Notes equals or exceeds 120% of their underlying principal amount over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable six-month interest periods. The Company has the right to repurchase for cash all or part of the 2% Convertible Notes on or after November 20, 2010. The holders have the right to require the Company to purchase all or a portion of the 2% Convertible Notes on November 15, 2010, November 15, 2013 and November 15, 2018, or upon certain corporate events. The purchase price for these repurchases shall equal 100% of the principal amount plus accrued and unpaid interest.

The 2% Convertible Notes are convertible into shares of the Company’s Class A common stock at a conversion rate of 25.0563 shares per $1,000 of principal amount, which equals a conversion price of approximately $39.91 per share (subject to adjustment) only under the following conditions: (i) during any fiscal quarter commencing after November 30, 2003, if the closing sale price of the Company’s common stock exceeds $47.89 (120% of the conversion price of $39.91) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter, (ii) during any period in which the

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s senior subordinated debt credit rating falls below certain thresholds, (iii) if a 2% Convertible Note has been called for redemption and has not yet been redeemed, the holder may convert prior to the close of business on the last business day prior to the redemption date, or (iv) if specified corporate transactions occur.

In November 2000, a wholly-owned subsidiary of the Company entered into a Euro denominated unsecured $13.1 million term loan, which accrued interest at EURIBOR plus 1.10%. Total borrowings outstanding were $3.7 million at August 31, 2004. The balance was paid in full by the two remaining scheduled principal payments of $1.85 million each that were paid in January 2005 and July 2005.

Short-term Borrowings:    Short-term borrowings consist of foreign subsidiary overdraft borrowings. Certain of the Company’s foreign subsidiaries are parties to unsecured non-committed lines of credit with various banks. Interest rates vary depending on the currency being borrowed.

Aggregate Maturities:    Long-term debt outstanding at August 31, 2005, including current maturities of long-term debt, is payable as follows: $0.1 million in fiscal 2006; $18.8 million in fiscal 2007; $37.6 million in fiscal 2008; $127.8 in fiscal 2009; $108.5 million in fiscal 2010; and $150.0 million thereafter.

The Company made cash interest payments of $16.6 million, $16.0 million, and $20.5 million in fiscal 2005, 2004 and 2003, respectively.

Note 6.    Leases

The Company leases certain facilities, computers, equipment and vehicles under various lease agreements generally over periods of one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. The Company’s policy is not to enter into capital leases.

Future obligations under non-cancelable operating leases in effect at August 31, 2005 are as follows: $16.3 million in fiscal 2006; $13.6 million in fiscal 2007; $10.7 million in fiscal 2008; $8.4 million in fiscal 2009; $7.3 million in fiscal 2010; and $25.9 million thereafter. Total rental expense under operating leases was $16.7 million, $12.8 million and $9.3 million in fiscal 2005, 2004 and 2003, respectively.

The Company is also contingently liable for certain leases entered into by a former subsidiary. See Note 14, “Contingencies and Litigation,” for further information.

Note 7.    Employee Benefit Plans

Domestic Defined Benefit Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement benefits to certain employees of domestic businesses it acquired that were entitled to those benefits prior to acquisition. At August 31, 2005, the defined benefit plans consist of three plans, one of which is the result of the merger of a plan existing at the end of fiscal 2004 with two plans acquired as part of the KCI acquisition. Certain benefits in one of the KCI plans were settled prior to merging the plan with the existing Actuant plan. Most of the defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At August 31, 2005 the postretirement medical plans consist of four plans, two of which existed at the end of fiscal 2004 and the other two of which were assumed as part of the KCI acquisition. These postretirement medical plans are unfunded. Two of the plans require individuals receiving medical benefits under the plan to make contributions to defray a portion of the cost, and these retiree contributions are adjusted annually. The other two plans do not require retiree contributions.

The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the plans as of the Company’s August 31 measurement date.

	Pension Benefits		Other Postretirement Benefits
	Year ended August 31,		Year ended August 31,
	2005	2004	2005	2004
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$15,185	$13,983	$3,453	$5,511
Benefit obligations of acquired businesses	22,539	—	1,143	—
Service cost	376	—	16	12
Interest cost	1,773	920	249	355
Settlement	(488)	—	—	—
Plan change	—	—	(5)	15
Actuarial loss (gain)	2,989	1,035	128	(2,204)
Plan participant contributions	—	—	295	367
Benefits paid	(1,710)	(753)	(589)	(603)

Benefit obligation at end of year	$40,664	$15,185	$4,690	$3,453

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$11,108	$10,479	$—	$—
Value of assets in plans acquired	18,327	—	—	—
Actual return on plan assets	1,915	1,305	—	—
Company contributions	550	77	294	236
Plan participant contributions	—	—	295	367
Settlement	(461)	—	—	—
Benefits paid from plan assets	(1,710)	(753)	(589)	(603)

Fair value of plan assets at end of year	$29,729	$11,108	$—	$—

Development of net amount recognized:
Funded status of the plans	$(11,027)	$(4,076)	$(4,690)	$(3,453)
Unrecognized net loss (gain)	8,989	6,379	(3,913)	(4,429)
Unrecognized prior service cost	—	—	7	14

(Accrued)/prepaid benefit cost	$(2,038)	$2,303	$(8,596)	$(7,868)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit cost	$(10,935)	$(4,076)	$(8,596)	$(7,868)
Accumulated other comprehensive income	5,644	4,177	—	—
Deferred income taxes	3,253	2,202	—	—

(Accrued)/prepaid benefit cost	$(2,038)	$2,303	$(8,596)	$(7,868)

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides detail on the Company’s net periodic benefit costs:

	Pension Benefits			Other Postretirement Benefits
	Year ended August 31,			Year ended August 31,
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$376	$—	$—	$16	$12	$13
Interest cost	1,773	920	903	249	355	361
Expected return on assets	(1,898)	(901)	(1,002)	—	—	—
Amortization of actuarial loss/(gain)	428	298	131	(386)	(195)	(276)

Benefit cost (credit)	$679	$317	$32	$(121)	$172	$98

Weighted-average assumptions used to determine benefit obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Assumptions for benefit obligations:
Discount rate	5.25%	6.25%	6.75%	5.25%	6.25%	6.75%

Assumptions for net periodic benefit cost:
Discount rate	6.00%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	8.50%	8.50%	8.50%	n/a	n/a	n/a

The accumulated benefit obligation is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels. There is no difference between the accumulated and projected benefit obligations of the Company’s domestic defined benefit pension plans because the majority of these plans are frozen and as such plan participants do not earn future benefits. For the limited number of employees who do earn future benefits, the benefit is not based on future salary levels and as such compensation changes do not impact the liability.

The Company pension plan asset allocations at August 31, 2005 and 2004, by asset category are as follows:

	August 31, 2005		August 31, 2004
	$	%	$	%
Equity securities	$23,426	79%	$7,734	70%
Fixed income securities	5,708	19	3,315	30
Cash	595	2	59	—

Total	$29,729	100%	$11,108	100%

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by maximizing investment returns within that prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capitalizations. The Company’s targeted asset allocation as a percentage of total market value are 60% to 80% equity securities and the remainder fixed income securities and cash. Additionally, cash balances are maintained at levels adequate to meet near term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through semi-annual investment portfolio reviews.

The Company’s overall expected long-term rate of return on assets is 8.50%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.

The Company has a minimum required contribution to its defined pension plans of $0.6 million for the Fiscal 2005 plan year, which it intends to make in fiscal 2006. Projected benefit payments to participants for the Company’s defined pension plans are as follows: $1.8 million in fiscal 2006, $1.9 million in 2007, $2.0 million in fiscal 2008, $2.1 million in both fiscal 2009 and 2010, and a total of $12.2 million for fiscal years 2011 through 2015. The Company expects that future benefit payments for its other postretirement plans will approximate $0.5 million in each of fiscal years 2006 through 2010 and will total $2.1 million in fiscal years 2011 through 2015.

The health care cost trend rate used in the actuarial calculations for other postretirement benefit plans was 9%, trending downward to 5% by the year 2009, and remaining level thereafter. A one percentage-point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by approximately $0.3 million and would not have a material effect on aggregate service and interest cost components.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for certain employees in various foreign countries. At August 31, 2005, the defined benefit pension plans consisted of eight separate plans. As a result of the acquisitions of Yvel and Hedley Purvis in fiscal 2005, the Company assumed two separate foreign defined employee benefit pension plans. Unlike existing U.S. pension plans, future benefits are earned with respect to the foreign plans. The following table provides detail of changes in the projected benefit obligations, changes in the fair value of plan assets and funded status as of the Company’s August 31 measurement date.

	Pension Benefits
	Year ended August 31,
	2005	2004
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$16,865	$14,806
Benefit obligations of acquired businesses	4,220	—
Service cost	485	472
Interest cost	1,105	856
Actuarial loss (gain)	4,923	1,014
Benefits paid	(723)	(1,199)
Curtailments	—	(92)
Settlements	—	(458)
Foreign exchange impact	51	1,466

Benefit obligation at end of year	$26,926	$16,865

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$1,226	$1,132
Value of assets in plans acquired	3,603	—
Actual return on plan assets	(28)	48
Company contributions	1,055	1,591
Benefits paid from plan assets	(723)	(1,199)
Settlements	—	(458)
Foreign exchange impact	(94)	112

Fair value of plan assets at end of year	$5,039	$1,226

Development of net amount recognized:
Funded status of the plans	$(21,887)	$(15,639)
Unrecognized net loss (gain)	4,009	(958)

Accrued benefit cost	$(17,878)	$(16,597)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit cost	$(21,544)	$(16,597)
Accumulated other comprehensive income	2,382	—
Deferred income taxes	1,284	—

Accrued benefit cost	$(17,878)	$(16,597)

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides detail on the Company’s net periodic benefit costs for foreign defined benefit pension plans:

	Pension Benefits
	Year ended August 31,
	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$485	$472	$524
Interest cost	1,105	856	826
Expected return on assets	(190)	(47)	(59)
Amortization of actuarial (gain) loss	(2)	(44)	32
Settlement	—	(4)	—
Curtailment	—	(27)	—

Benefit cost	$1,398	$1,206	$1,323

Weighted-average assumptions used to determine benefit obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2005	2004	2003
Assumptions for benefit obligations:
Discount rate	3.99%	5.64%	5.51%
Rate of compensation increase	1.97%	2.12%	2.12%

Assumptions for net periodic benefit cost:
Discount rate	5.38%	5.51%	5.74%
Expected return on plan assets	3.34%	4.17%	4.25%
Rate of compensation increase	2.10%	2.12%	3.18%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all foreign pension plans with accumulated benefit obligations in excess of plan assets were $26.9 million, $26.4 million, and $5.0 million, respectively, as of August 31, 2005, and $16.9 million, $16.6 million, and $1.2 million, respectively, as of August 31, 2004. The plan assets consist primarily of participating units in common stock and bond funds. The Company’s overall expected long-term rate of return on assets is 3.34%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.

The Company expects to make cash payments for its foreign defined pension plans as follows: $1.1 million in each fiscal 2006 and 2007, $0.8 million in each fiscal year 2008 through 2010, and a total of $6.1 million for fiscal years 2011 through 2015.

Defined Contribution Benefit Plans

The Company maintains a 401(k) Plan for eligible U.S. employees (the “401(k) Plan”). Substantially all of the Company’s full-time U.S. employees are eligible to participate in the 401(k) Plan. Under plan provisions of the 401(k) Plan, the plan administrator issues new shares of Class A Common Stock for Company contributions and allocates such shares to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan. The Company makes core contributions to employee accounts that generally equal 3% of each employee’s annual cash compensation,

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to IRS limitations. In addition, the Company matches approximately 25% of each employee’s contribution up to the employee’s first 6% earnings.

Company contributions to defined contribution benefit plans relating to continuing operations were approximately $2.2 million, $2.0 million and $1.6 million during the years ended August 31, 2005, 2004 and 2003, respectively.

Deferred Compensation Plan

The Company adopted a deferred compensation plan in December 2002 to allow eligible U.S. employees to defer receipt of current compensation in order to provide future retirement benefits. Eligibility is limited to employees that earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferred compensation in a fixed income investment at a specified interest rate, in Actuant Common Stock, or a combination of the two. The fixed income portion of the plan is currently unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $3.2 million and $1.3 million has been recorded in “Other long-term liabilities” on the Consolidated Balance Sheets at August 31, 2005 and 2004, respectively, to reflect the unfunded deferred compensation liability. Actuant Common Stock issued by the Company to fund the plan is held in a rabbi trust. Company shares held by the rabbi trust are accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust at August 31, 2005 was $0.3 million.

Other Non-U.S. Benefit Plans

The Company contributes to a number of other retirement programs, primarily government mandated, for employees outside the United States. Benefit expense under these programs amounted to approximately $2.0 million, $1.1 million and $1.3 million in fiscal 2005, 2004 and 2003, respectively.

Note 8.    Income Taxes

Income tax expense on earnings from continuing operations is summarized below:

	Year ended August 31,
	2005	2004	2003
Currently payable:
Federal	$15,032	$4,595	$5,449
Foreign	14,879	6,971	8,422
State	439	479	491

Subtotals	30,350	12,045	14,362

Deferred:
Federal	6,035	2,632	1,164
Foreign	(1,856)	(395)	215
State	483	394	183

Subtotals	4,662	2,631	1,562

Income tax expense	$35,012	$14,676	$15,924

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate for continuing operations follows:

	Year ended August 31,
% of Pre-tax Earnings	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal effect	0.9	0.7	1.1
Non-deductible amortization and other expenses	—	0.3	0.1
Net effects of foreign tax rates and credits	(1.6)	0.7	1.1
Other items	(1.2)	1.1	(2.0)

Effective tax rate.	33.1%	37.8%	35.3%

Temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities for continuing operations included the following items:

	Year ended August 31,
	2005	2004
Deferred income tax assets:
Operating loss and tax credit carryforwards	$14,908	$16,309
Compensation related reserves	1,608	2,139
Postretirement benefit accruals	8,436	5,052
Inventory items	5,029	2,640
Restructuring expenses	319	2,368
Deferred income	590	682
Book reserves and other items	13,607	5,033

Total deferred income tax assets	44,497	34,223
Valuation allowance	(13,023)	(15,254)

Net deferred income tax assets	31,474	18,969
Deferred income tax liabilities:
Depreciation and amortization	68,543	9,224
2% Convertible Notes interest	5,662	2,798
Other items	1,078	4,197

Deferred income tax liabilities	75,283	16,219

Net deferred income tax (liability) asset	$(43,809)	$2,750

The valuation allowance primarily represents a reserve for foreign and state operating loss carryforwards for which utilization is uncertain. The decrease in the valuation allowance represents the current year utilization of such losses and the use of excess foreign tax credits through carryback claims. The majority of the foreign losses may be carried forward indefinitely. The state loss carryforwards expire in various years through 2020.

The deductibility for tax purposes of the 2% Convertibles Notes interest may have to be recaptured, in part or in whole, if the notes are redeemed for cash instead of converted into the Company’s Class A common stock. If the notes are redeemed into Company common stock, the deferred tax liability would be eliminated through an adjustment to the Company’s shareholders’ equity and would not impact current tax accounts.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to approximately $91.3 million at August 31, 2005. If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $2.8 million would have been necessary as of August 31, 2005.

Earnings from continuing operations before income tax expense and minority interest from non-United States operations were $44.2 million, $25.8 million and $25.2 million for fiscal 2005, 2004 and 2003, respectively. Cash paid for income taxes (net of refunds) was $21.1 million, $15.3 million, and $9.4 million during fiscal 2005, 2004 and 2003, respectively.

Note 9.    Discontinued Operations

In fiscal 2002, a former subsidiary of the Company filed for bankruptcy, and in conjunction with its bankruptcy filing, rejected certain indemnification agreements it had with the Company. At that time the Company recorded a liability to reflect the rejection of these agreements, which related to income taxes and other contingencies. In fiscal 2004 the Company recorded income of $10.9 million, or $0.39 per diluted share, in “Discontinued Operations, net of Income Taxes” to reflect the release of the reserve it had established for this exposure, based on its evaluation that no amounts would be due as a result of the rejection of such agreements.

Separately, the Company entered into an agreement in November 2004 with this same former subsidiary related to funds it held to reimburse itself for certain estimated costs arising for the Company’s spin-off of the subsidiary. Under this agreement, the Company agreed to reimburse these funds to the former subsidiary prior to the contractual settlement date, in exchange for allowing the Company to retain $2.0 million of the funds for its own use. The $15.8 million reimbursement payment fully satisfied the former subsidiary’s interest in the funds, and this favorable settlement resulted in a $2.0 million pre-tax gain in the first quarter of fiscal 2005, which was recorded in “Other expense(income), net” in the Consolidated Statement of Earnings.

Note 10.    Capital Stock

The authorized common stock of the Company as of August 31, 2005 consisted of 42,000,000 shares of Class A Common Stock, $0.20 par value, of which 27,047,107 shares were issued and outstanding; 1,500,000 shares of Class B Common Stock, $0.20 par value, none of which were issued and outstanding; and 160,000 shares of Cumulative Preferred Stock, $1.00 par value (“Preferred Stock”), none of which have been issued. Holders of both classes of the Company’s Common Stock are entitled to dividends, as the Company’s board of directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the Common Stock. If the Company were to issue any of its Preferred Stock, no dividends could be paid or set apart for payment on shares of Common Stock, unless paid in Common Stock, until dividends on all of the issued and outstanding shares of Preferred Stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.

In December 2004, the Company sold, pursuant to an underwritten public offering, 2,875,000 shares of previously unissued Class A Common Stock at a price of $49.50 per share. Cash proceeds from the offering, net of underwriting discounts, commissions and other expenses, were approximately $134.4 million, and were used to fund the retirement of the $80.8 million KCI 10.5% Notes assumed in the KCI Acquisition and pay down outstanding borrowings on the Company’s Revolver and commercial paper facility.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2003, the Company sold $150.0 million of 2% Convertible Notes due November 15, 2023. The 2% Convertible Notes bear interest at a rate of 2.00% annually. The 2% Convertible Notes are convertible into shares of the Company’s Class A common stock at a conversion rate of 25.0563 shares per $1,000 of principal amount, which equals a conversion price of approximately $39.91 per share. See Note 5, “Debt,” for a complete discussion of conditions that must be met for the 2% Convertible Notes to be converted.

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

	Year Ended August 31,
	2005	2004	2003
Numerator:
Earnings from continuing operations	$71,251	$23,890	$28,966
Discontinued operations, net of income taxes	—	10,933	—

Net earnings as reported for basic earnings per share	71,251	34,823	28,966
Plus: 2% Convertible Notes financings costs, net of taxes	2,444	1,969	—

Net earnings for diluted earnings per share	$73,695	$36,792	$28,966

Denominator (in thousands):
Weighted average common shares outstanding for basic earnings per share	25,996	23,660	23,350
Net effect of dilutive stock options based on the treasury stock method using average market price	688	1,017	1,114
Net effect of 2% Convertible Notes based on the if-converted method	3,758	3,028	—

Weighted average common and equivalent shares outstanding for diluted earnings per share	30,442	27,705	24,464

Basic Earnings Per Share:
Earnings from continuing operations	$2.74	$1.01	$1.24
Discontinued operations, net of income taxes	—	0.46	—

Net earnings per share	$2.74	$1.47	$1.24

Diluted Earnings Per Share:
Earnings from continuing operations	$2.42	$0.93	$1.18
Discontinued operations, net of income taxes	—	0.39	—

Net earnings per share	$2.42	$1.32	$1.18

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Stock Plans

Prior to 2005, the Company accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No employee or outside director compensation costs related to stock option grants were reflected in net income, as all option awards granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective June 1, 2005 the Company adopted SFAS No. 123 (R), “Share-Based Payment”, using the modified retrospective method of adoption. As a result of the adoption of SFAS No. 123 (R), the Company recognized compensation expense of $4.1 million, $2.7 million net of tax or a $0.09 per diluted share, for fiscal 2005 share based compensation programs.

Shareholders of the Company approved the adoption of the Actuant Corporation 2002 Stock Plan (the “2002 Plan”) and the Actuant Corporation 2001 Stock Plan (the “2001 Plan”) on January 10, 2003 and January 9, 2001, respectively. Under the terms of the 2002 Plan and the 2001 Plan, stock options may be granted to officers and key employees. At August 31, 2005, 1,000,000 shares of Class A Common Stock were authorized for issuance under the 2002 Plan, 39,933 shares of which have been issued, and 800,000 shares of Class A Common Stock were authorized for issuance under the 2001 Plan, 109,393 shares of which have been issued. Previously, the Company had two nonqualified stock option plans for employees—the 1990 or 1996 plans. No further options may be granted under the 1990 or 1996 plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. Options generally have a maximum term of ten years and an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant. Options generally vest 50% after two years and 100% after five years.

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

The total number of our Class A Common Stock reserved for issuance under the employee stock plans at August 31, 2005 and 2004 was as follows:

	August 31,
	2005	2004
2001 Plan:
Shares subject to outstanding options	676,730	664,345
Unissued restricted share awards	—	10,828
Shares available for future grants	13,877	72,327

Total shares reserved for issuance	690,607	747,500

2002 Plan:
Shares subject to outstanding options	776,350	552,939
Unissued restricted share awards	—	25,217
Shares available for future grants	183,717	421,844

Total shares reserved for issuance	960,067	1,000,000

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 9, 2001, shareholders of the Company approved the Actuant Corporation 2001 Outside Directors’ Stock Option Plan (the “Director Plan”) for outside members of the board of directors. On January 10, 2003, shareholders of the Company approved an amendment to increase the number of shares available for issuance under the Director Plan from 140,000 to 220,000 shares of Class A Common Stock. Previously, the Company had other nonqualified stock option plans for the board of directors. However, no further options may be granted under these older plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. At August 31, 2005, a total of 220,000 shares of Class A Common Stock were authorized for issuance under the Director Plan, 6,000 shares of which have been issued through exercises of option grants. At August 31, 2005, 214,000 shares were reserved for issuance under the Director Plan, consisting of 162,000 shares subject to outstanding options and 52,000 shares available for future option grants. Director stock options vest eleven months after date of grant and expire ten years from the option grant date. The options have an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant.

A summary of stock option activity under all plans as of August 31, 2005, and changes during the fiscal year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1	1,974,758	$15.72
Granted	343,535	42.07
Exercised	(302,329)	5.78
Forfeited	(27,430)	23.71
Expired	—	—

Outstanding on August 31	1,988,534	$21.68	6.7 years	$41.2 million
Exercisable on August 31	959,694	$12.82	6.2 years	$28.4 million

The weighted-average grant-date fair value of options granted during fiscal 2005, 2004, and 2003 was $18.91, $15.19 and $10.86, respectively. The total intrinsic value of options exercised during the fiscal years ended August 31, 2005, 2004, and 2003, was $11.6 million, $6.9 million, and $5.9 million, respectively and the total fair value of options exercised during 2005 was $0.6 million. Exercise of options resulted in cash receipts of $2.2 million in 2005, $1.7 million in 2004, and $1.7 million in 2003.

A summary of the status of the Company’s nonvested shares as of August 31, 2005, and changes during the year then ended, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested September 1, 2004	36,046	$24.71
Granted	26,030	43.87
Forfeited	—	—
Vested	(13,042)	20.75

Nonvested August 31, 2005	49,034	$35.94

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2005, there was $8.0 million of total unrecognized compensation cost related to nonvested share-based compensation. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the fiscal year ended August 31, 2005 was $2.7 million. The Company issues new shares to satisfy stock option exercises and restricted stock vesting.

Stock based compensation expense for 2005 was calculated using the Black-Scholes option pricing model for options granted in the first half of the fiscal year and a binomial pricing model for options granted in the last two quarters of the fiscal year. In fiscal 2004 and fiscal 2003 the Black Scholes option pricing model was used to determine the fair value of stock compensation for disclosure purposes only. Assumptions used to determine the fair value of each option were based upon historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used in each fiscal year:

	Fiscal Year Ended August 31,
	2005	2004	2003
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	43.4%	46.8%	45.4%
Risk-free rate of return	3.8%	3.5%	3.7%
Expected grant forfeiture	15%	—	—
Expected life	5.5 years	5.3 years	5.3 years

As previously stated, prior to 2005 the Company accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For purposes of pro forma disclosures under SFAS No. 123, “Accounting for Stock based Compensation,” the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended August 31, 2004 and 2003 is as follows:

	2004	2003
Net earnings, as reported	$34,823	$28,966
Deduct: Total stock-based employee or outside director compensation expense determined under fair value based method for all awards, net of related tax effects	(1,759)	(1,207)

Pro forma net earnings	$33,064	$27,759

Earnings per share:
Basic—as reported	$1.47	$1.24
Basic—pro forma	$1.40	$1.19

Diluted—as reported	$1.32	$1.18
Diluted—pro forma	$1.26	$1.13

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Fiscal Year Ended August 31,
	2005	2004	2003
Restricted Stock:
Pretax compensation expense	$320	$218	$69
Tax benefit	(106)	(76)	(24)

Restricted stock expense, net of tax	214	142	45

Stock Options:
Pretax compensation expense	4,123	—	—
Tax benefit	(1,449)	—	—

Stock option expense, net of tax	2,674	—	—

Total Stock-Based Compensation
Pretax compensation expense	4,443	218	69
Tax benefit	(1,555)	(76)	(24)

Total Stock-Based Compensation	$2,888	$142	$45

Outside Director Deferred Compensation Plan

The Company has a deferred compensation plan that enables outside members of the Company’s board of directors to defer the fees earned for their services. The amount deferred is used to purchase shares of Company stock on the open market, which are placed in a rabbi trust. All distributions from the trust are required to be made in Company stock. Company shares held by the rabbi trust are accounted for in a manner similar to treasury stock and are recorded at cost as “stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust at August 31, 2005 and 2004 was $0.9 million and $0.8 million, respectively.

Note 12.    Accumulated Other Comprehensive Income

Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets consists of the following:

	August 31,
	2005	2004
Accumulated foreign currency translation adjustments	$(12,283)	$(13,435)
Additional minimum pension liability, net of tax	(8,026)	(4,177)
Other items, net of taxes	27	12

Accumulated other comprehensive loss	$(20,282)	$(17,600)

Note 13.    Business Segment, Geographic and Customer Information

The Company has two reportable segments: Tools & Supplies and Engineered Solutions, with separate and distinct operating management and strategies. The Tools & Supplies segment is primarily involved in the design, manufacture and distribution of tools and supplies to the retail home center, construction, electrical wholesale, industrial, oil & gas and production automation markets. In addition, this segment provides manpower services

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and product rental to the global bolting market. The Engineered Solutions segment focuses on developing and marketing value-added, customized motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and industrial markets. The Company has not aggregated individual operating segments within these reportable segments. The Company evaluates segment performance based primarily on net sales and earnings (loss) from continuing operations before income tax expense and minority interest.

The following tables summarize financial information by reportable segment.

	Year Ended August 31,
	2005	2004	2003
Net Sales:
Tools & Supplies	$583,545	$416,117	$366,484
Engineered Solutions	392,521	310,734	218,909

Totals	$976,066	$726,851	$585,393

Earnings (Loss) from Continuing Operations before Income Tax Expense and Minority Interest:
Tools & Supplies	$87,053	$64,614	$52,791
Engineered Solutions	48,464	37,554	27,795
General corporate and other	(29,809)	(63,343)	(35,469)

Totals	$105,708	$38,825	$45,117

Depreciation and Amortization:
Tools & Supplies	$12,264	$8,561	$9,363
Engineered Solutions	9,559	7,391	5,058
General corporate and other (1)	598	645	656

Totals	$22,421	$16,597	$15,077

Capital Expenditures:
Tools & Supplies	$4,515	$3,627	$3,885
Engineered Solutions	10,138	6,857	7,504
General corporate and other	789	451	1,282

Totals	$15,442	$10,935	$12,671

	August 31,
	2005	2004
Assets:
Tools & Supplies	$569,177	$231,928
Engineered Solutions	372,197	163,653
General corporate and other	54,961	28,555

Totals	$996,335	$424,136

(1)	Excludes amortization of debt issuance costs and debt discount of $1,297, $1,423, and $1,479 for the years ended August 31, 2005, 2004, and 2003 respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The comparability of the segment data is impacted by acquisitions in each fiscal year. See Note 2, “Acquisitions”. The comparability of General Corporate and Other results is impacted by the costs incurred for the early extinguishment of debt, which totaled $36.7 million and $2.0 million in fiscal 2004 and 2003, respectively.

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, and the retained interest in trade accounts receivable (subject to the accounts receivable securitization program discussed in Note 3, “Accounts Receivable Financing”).

The following tables summarize financial information by geographic region.

	Year Ended August 31,
	2005	2004	2003
Net Sales:
United States	482,455	341,710	288,179
Netherlands	189,787	166,921	98,618
Germany	105,204	100,197	86,599
United Kingdom	35,090	4,344	4,323
All Other	163,530	113,679	107,674

Totals	$976,066	$726,851	$585,393

	August 31,
	2005	2004
Long-Lived Assets:
United States	500,697	161,154
United Kingdom	114,072	—
Netherlands	42,362	41,649
Germany	6,123	6,762
All Other	33,769	12,256

Totals	$697,022	$221,822

The comparability of the geographic data is also impacted by acquisitions.

The Company’s largest customer accounted for 5.5%, 7.1%, and 5.8% of its sales in fiscal 2005, 2004 and 2003, respectively. Export sales from domestic operations were less than 4% of total net sales in each of the periods presented.

Note 14.    Contingencies and Litigation

The Company had outstanding letters of credit of $6.6 million and $6.1 million at August 31, 2005 and 2004, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested businesses.

The Company is party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor, patent claims, and divestiture disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and such loss can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold, or are in the process of being sold to third parties. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $12.7 million at August 31, 2005. The future undiscounted minimum lease payments for these leases are as follows: $1.0 million in the balance of calendar 2005; $2.4 million in calendar 2006; $2.4 million in calendar 2007; $2.5 million in calendar 2008; $1.9 million in calendar 2009; and $7.2 million thereafter.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $2.6 million and $1.9 million were included in the Consolidated Balance Sheets at August 31, 2005 and 2004, respectively.

Note 15.    Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal 2005 and fiscal 2004 is as follows:

	Year Ended August 31, 2005
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
Net sales	$199.7	$235.3	$271.7	$269.4	$976.1
Gross profit	63.8	74.4	86.7	91.6	316.5
Net earnings	$16.9	$15.2	$20.0	$19.1	$71.3
Net earnings per share
Basic	0.71	0.58	0.74	0.71	2.74
Diluted	0.62	0.52	0.66	0.63	2.42

	Year Ended August 31, 2004
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
Net sales	$166.6	$176.0	$196.5	$187.8	$726.9
Gross profit	54.6	54.8	61.7	60.1	231.2
Earnings from continuing operations	0.3	8.8	7.5	7.4	23.9
Discontinued operations, net of income taxes	—	—	—	10.9	10.9
Net earnings	$0.3	$8.8	$7.5	$18.3	$34.8
Earnings from continuing operations per share
Basic	$0.01	$0.37	$0.31	$0.31	$1.01
Diluted	$0.01	$0.33	$0.29	$0.28	$0.93
Discontinued operations, net of income taxes per share
Basic	$—	$—	$—	$0.46	$0.46
Diluted	$—	$—	$—	$0.39	$0.39
Net earnings per share
Basic	$0.01	$0.37	$0.31	$0.77	$1.47
Diluted	$0.01	$0.33	$0.29	$0.67	$1.32

(1)	The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	During fiscal 2005 the Company adopted SFAS No. 123(R) “Share Based Payment” which requires that the Company expense stock compensation costs. This resulted in a charge of $4.1 million, $2.7 million net of tax or $0.09 per diluted share, to fiscal 2005 results. Fiscal 2004 does not include similar expenses, impacting comparability with fiscal 2005.

(3)	During fiscal 2005 the Company adopted the provisions of EITF No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”. As a result, diluted earnings per share for fiscal 2004 was restated to reflect the dilutive effect of the Company’s contingently convertible debt.

ACTUANT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

			Additions		Deductions
Description	Balance at Beginning of Period	Effect of Excluded Activity	Charged to Costs and Expenses	Net Acquired	Accounts Written Off Less Recoveries	Net Disposed	Other	Balance at End of Period

Deducted from assets to which they apply:

Allowance for losses— Trade accounts receivable
August 31, 2005	$4,704	$—	$1,464	$3,012	$1,403	$—	$82	$7,859

August 31, 2004	$3,701	$—	$2,261	$131	$1,596	$—	$208	$4,704

August 31, 2003	$3,174	$—	$822	$1,533	$1,860	$—	$32	$3,701

Allowance for losses—Inventory
August 31, 2005	$10,375	$—	$2,134	$14,480	$11,225	$—	$(446)	$15,318

August 31, 2004	$9,375	$—	$4,193	$1,896	$5,673	$—	$584	$10,375

August 31, 2003	$4,904	$—	$2,602	$5,010	$3,400	$—	$259	$9,375

Valuation allowance—Income taxes
August 31, 2005	$15,254	$—	$1,616	$—	$4,087	$—	$240	$13,023

August 31, 2004	$13,986	$—	$2,826	$—	$1,226	$—	$(332)	$15,254

August 31, 2003	$9,723	$—	$6,504	$—	$1,969	$—	$(272)	$13,986

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2005, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded certain elements of Hydratight Sweeney, Hedley Purvis Holdings Limited, A.W. Sperry Instruments, Inc., Yvel S.A. and Key Components, Inc, from its assessment of internal control over financial reporting as of August 31, 2005 because they were acquired by the Company in purchase business combinations during 2005. Subsequent to the acquisitions of businesses in fiscal 2005, certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2005. Hydratight Sweeney, Hedley Purvis Holdings Limited, A.W. Sperry Instruments, Inc., Yvel S.A. and Key Components, Inc, are wholly-owned subsidiaries whose total assets and total revenues, excluding integrated elements, represent 14% and 26%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2005.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has audited the Company’s consolidated financial statements, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005, and the effectiveness of internal controls over financial reporting as of August 31, 2005 as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information about the Company’s directors is incorporated by reference from the “Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 13, 2006 (the “2006 Annual Meeting Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” section in the Company’s 2006 Annual Meeting Proxy Statement. Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2006 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.

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

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters” and the “Executive Compensation” sections (other than the subsections thereof entitled “Report of the Audit Committee,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Performance Graph”) of the 2006 Annual Meeting Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2006 Annual Meeting Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the “Certain Relationships and Related Party Transactions” section of the 2006 Annual Meeting Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2006 Annual Meeting Proxy Statement.

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

2.  Financial Statement Schedules

See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data”.

3.  Exhibits

See “Index to Exhibits” beginning on page 68, which is incorporated herein by reference.

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

Dated: November 10, 2005

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

Signature	Title

/s/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Chairman of the Board, President and Chief Executive Officer

/s/ GUSTAV H.P. BOEL Gustav H.P. Boel	Director and Executive Vice President

/s/ WILLIAM P. SOVEY William P. Sovey	Director

/s/ KATHLEEN J. HEMPEL Kathleen J. Hempel	Director

/s/ WILLIAM K. HALL William K. Hall	Director

/s/ THOMAS J. FISCHER Thomas J. Fischer	Director

Signature	Title

/s/ ROBERT A. PETERSON Robert A. Peterson	Director

/s/ LARRY D. YOST Larry D. Yost	Director

/s/ ANDREW G. LAMPEREUR Andrew G. Lampereur	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*	Each of the above signatures is affixed as of November 10, 2005

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2005

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

2.1	Stock Purchase Agreement dated as of November 18, 2004 among Actuant Corporation, Key Components, Inc. and the stockholders of Key Components, Inc., as amended	Exhibit 2.1 and 2.2 to the Registrant’s Form 8-K/A filed on December 16, 2004 and Exhibit 2.1 to the Registrant’s Form 8-K filed on December 22, 2004

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant’s Form 10-Q for quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant’s Form 10-K for the fiscal year ended August 31, 2003 (“2003 10-K”)

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended August 31, 2004 (“2004 10-K”)

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended November 30, 2004

4.1	Agreement for Purchase and Sale, Dated August 29, 1990, between Minnesota Mining and Manufacturing Company and Applied Power Inc., and seven related Leases, each dated April 29, 1991, Between Bernard Garland and Sheldon Garland, d/b/a Garland Enterprises, as Landlord, and Applied Power Inc., as Tenant	Exhibit 19.2(a)-(g) to the Registrant’s Form 10-Q for quarter ended May 31, 1991

4.5	Registration Rights Agreement, dated November 10, 2003, relating to $150,000,000 Actuant Corporation 2% Convertible Senior Subordinated Notes Due 2023	Exhibit 4.1 to the Registrant’s Form 10-Q for quarter ended November 30, 2003

4.6	Indenture, dated as of November 10, 2003, among Actuant Corporation as issuer and the Subsidiary Guarantors and U.S. Bank National Association relating to $150,000,000 Actuant Corporation 2% Convertible Senior Subordinated Notes Due 2023	Exhibit 4.2 to the Registrant’s Form 10-Q for quarter ended November 30, 2003

†	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled instruments, or any unfiled exhibits or schedules to filed instruments, defining the rights of security holders.

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

4.9	Commercial Paper Agency Agreement dated as of March 26, 2004 between Actuant Corporation, as Issuer and U.S. Bank, NA, as Placement Agent	Exhibit 4.2 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.10	Issuing and Paying Agency Agreement dated March 26, 2004 between Actuant Corporation, as Issuer and U.S. Bank, NA, as Issuing and Paying Agent	Exhibit 4.3 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.11	Commercial Paper Placement Agreement dated March 5, 2004 between Actuant Corporation, as Issuer and M&I Marshall & Ilsley Bank, as Agent	Exhibit 4.4 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.12	Amended and Restated Credit Agreement dated as of December 27, 2004 among Actuant Corporation, JPMorgan Chase Bank, N.A. as LC issuer and agent, and the Lender party thereto.	Exhibit 4.4 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

10.1	(a) Applied Power Inc. 1990 Stock Option Plan adopted by Board of Directors on August 9, 1990 and approved by shareholders on January 7, 1991 (“1990 Plan”)	Exhibit A to the Registrant’s Proxy Statement dated December 5, 1990 For 1991 Annual Meeting of Shareholders

	(b) Amendment to 1990 Plan adopted by board of directors on August 10, 1992 and approved by shareholders on January 7, 1993	Exhibit 10.5(b) to the Registrant’s Form 10-K for fiscal year ended August 31, 1992

	(c) Amendment to 1990 Plan adopted by board of directors on May 8, 1997	Exhibit 10.4(c) to the Registrant’s Form 10-K for the fiscal year ended August 31, 1997 (“1997 10-K”)

10.2	(a) Applied Power Inc. 1989 Outside Directors’ Stock Option Plan adopted by board of directors on November 8, 1989 and approved by shareholders on January 13, 1990 (“1989 Plan”)	Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended August 31, 1989

	(b) Amendment to 1989 Plan Adopted by board of directors on November 9, 1990 and approved by shareholders on January 7, 1991	Exhibit 10.7(b) to the Registrant’s Form 10-K for the fiscal year ended August 31, 1990

	(c) Amendment to 1989 Plan Adopted by board of directors on October 31, 1996	Exhibit 10.7(c) to the Registrant’s Form 10-K for fiscal year ended August 31, 1996 (“1996 10-K”)

10.3	Outside Directors’ Deferred Compensation Plan adopted by Board of Directors on May 4, 1995	Exhibit 10.8 to the Registrant’s Form 10-K For fiscal year ended August 31, 1995

10.4	(a) 1996 Stock Plan adopted by board of directors on August 8, 1996 and proposed for shareholder approval on January 8, 1997	Annex A to the Registrant’s Proxy Statement dated November 19, 1996 for 1997 Annual Meeting of Shareholders

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

	(b) Amendment to 1996 Stock Plan adopted by board of directors on May 8, 1997	Exhibit 10.10(b) to the 1997 10-K

10.5	Form of Change in Control Agreement for Brian Kobylinski	Exhibit 10.21 to the 2000 10-K

10.6	Actuant Corporation Executive Stock Purchase Plan	Exhibit 10.22 to the 2000 10-K

10.7	Actuant Corporation 2001 Stock Plan	Exhibit B to the Registrant’s Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

10.8	(a) Actuant Corporation 2001 Outside Directors’ Stock Option Plan (“2001 Outside Directors’ Plan”)	Exhibit C to the Registrant’s Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

	(b) Amendment to 2001 Outside Directors’ Plan adopted by Board of Directors on November 7, 2002 and approved by shareholders on January 10, 2003	Exhibit 10.19(b) to the 2003 10-K

10.9	Receivables Sale Agreement dated as of May 30, 2001, among Actuant Corporation, Del City Wire Co., Inc., GB Tools and Supplies, Inc., Versa Technologies, Inc., and Engineered Solutions, L.P., as Originators, and Actuant Receivables Corporation, as Buyer	Exhibit 10.25 to the Registrant’s Form 10-Q For quarter ended May 31, 2001

10.10	Receivables Purchase Agreement dated as of May 30, 2001, among Actuant Receivables Corporation, as Seller, Actuant Corporation, as Initial Servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as Agent	Exhibit 10.26 to the Registrant’s Form 10-Q for quarter ended May 31, 2001

10.11	Amendment No. 1, dated as of November 30, 2001, to the Receivables Sale Agreement dated as of May 31, 2001, among Actuant Corporation, Del City Wire Co., Inc., GB Tools and Supplies, Inc., Versa Technologies, Inc., and Engineered Solutions, L.P., as Existing Originators, Nielsen Hardware Corp., Actuant Receivables Corporation, as Buyer, and Wachovia Bank, N.A., as Agent	Exhibit 10.28 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.12	Amendment No. 1, dated as of November 30, 2001, to the Receivables Purchase Agreement dated as of May 31,2001, among Actuant Receivables Corporation, as Seller, Actuant Corporation, as Initial Servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as Agent.	Exhibit 10.29 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.13	Actuant Corporation Change in Control Agreement for Robert C. Arzbaecher dated January 7, 2002.	Exhibit 10.30 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.14	Actuant Corporation Change in Control Agreement for Andrew G. Lampereur dated January 7, 2002.	Exhibit 10.31 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.15	Actuant Corporation Outside Directors’ Deferred Compensation Plan	Exhibit 99.1 to the Registrant’s Form S-8 dated May 24, 2002

10.16	(a) Actuant Corporation 2002 Stock Plan	Exhibit A to the Registrant’s Proxy Statement, dated December 3, 2002 for the 2003 Annual Meeting of Shareholders

	(b) Amendment to 2002 Stock Plan adopted by Board of Directors on January 13, 2003	Exhibit 10.32 (b) to the 2003 10-K

10.17	Actuant Corporation Change in Control Agreement for Ronald Wieczorek dated November 8, 2002	Exhibit 10.34 to the 2002 10-K

10.18	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.35 to the 2002 10-K

10.19	Actuant Corporation Change in Control Agreement for Guus Boel dated April 30, 2004	Exhibit 10.1 to the Registrant’s Form 10-Q for quarter ended May 31, 2004

10.20	Actuant Corporation Change in Control Agreement for George Bowman dated April 30, 2004	Exhibit 10.3 to the Registrant’s Form 10-Q for quarter ended May 31, 2004

10.21	Actuant Corporation Change in Control Agreement for William S. Blackmore dated July 1, 2004	Exhibit 10.4 to the Registrant’s Form 10-Q for quarter ended May 31, 2004

10.22	Actuant Corporation Change in Control Agreement for Mark E. Goldstein dated August 19, 2004	Exhibit 10.29 to the 2004 10-K

10.23	Schedule of Named Executive Officer Compensation	The Registrant’s Form 8-K filed on November 10, 2005.

10.24	Schedule of Director Compensation		X

14	Code of Ethics	2003 10-K

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney		See signature page of this report

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

*	Management contracts and executive compensation plans and arrangements.