Form 10-Q
period 2005-11-30
ACTUANT CORP
filed 2006-01-09
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Class A Common Stock as of December 30, 2005 was 27,124,763.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,
	2005	2004
Net sales	$283,876	$199,677
Cost of products sold	184,398	135,876

Gross profit	99,478	63,801

Selling, administrative and engineering expenses	59,482	36,800
Amortization of intangible assets	1,785	591

Operating profit	38,211	26,410

Financing costs, net	6,067	1,938
Other expense (income), net	698	(1,219)

Earnings before income tax expense and minority interest	31,446	25,691

Income tax expense	10,220	8,806
Minority interest, net of income taxes	(42)	(56)

Net earnings	$21,268	$16,941

Earnings per share:
Basic	$0.79	$0.71
Diluted	$0.70	$0.62

Weighted average common shares outstanding:
Basic	27,037	23,877
Diluted	31,453	28,362

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	November 30, 2005	August 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,470	$10,356
Accounts receivable, net of allowances for losses of $7,758 and $7,859, respectively	146,642	131,185
Inventories, net of allowances for losses of $15,360 and $15,318, respectively	139,633	135,960
Deferred income taxes	14,786	14,974
Other current assets	7,732	6,838

Total current assets	316,263	299,313

Gross property, plant and equipment	196,021	194,031
Less: Accumulated depreciation	(113,685)	(110,152)

Property, plant and equipment, net	82,336	83,879
Goodwill	422,952	428,285
Other intangible assets, net	170,591	175,001
Other long-term assets	11,835	9,857

Total assets	$1,003,977	$996,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,492	$21
Trade accounts payable	94,416	89,506
Accrued compensation and benefits	30,648	32,663
Income taxes payable	20,338	15,049
Current maturities of long-term debt	130	136
Other current liabilities	49,945	51,360

Total current liabilities	198,969	188,735

Long-term debt, less current maturities	421,996	442,661
Deferred income taxes	59,216	58,783
Pension and postretirement benefit liabilities	40,519	41,192
Other long-term liabilities	21,255	20,131

Shareholders’ equity:
Class A common stock, $0.20 par value, authorized 42,000,000 shares, issued and outstanding 27,116,169 and 27,047,107 shares, respectively	5,424	5,410
Additional paid-in capital	(367,239)	(370,875)
Retained earnings	653,300	632,032
Restricted stock awards	(1,323)	(1,452)
Stock held in trust	(1,302)	(1,166)
Deferred compensation liability	1,302	1,166
Accumulated other comprehensive loss	(28,140)	(20,282)

Total shareholders’ equity	262,022	244,833

Total liabilities and shareholders’ equity	$1,003,977	$996,335

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2005	2004
Operating Activities
Net earnings	$21,268	$16,941
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	6,522	4,098
Amortization of debt discount and debt issuance costs	360	245
Stock-based compensation expense	1,066	915
Provision for deferred income taxes	57	245
Gain on disposal of assets	(66)	(179)
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	(18,446)	(11,034)
Inventories	(5,745)	(5,327)
Prepaid expenses and other assets	(1,184)	3,785
Trade accounts payable	6,707	(1,940)
Income taxes payable	5,493	1,827
Reimbursement of tax refund to former subsidiary.	—	(15,837)
Other accrued liabilities	4,991	(3,441)

Net cash provided by (used in) operating activities	21,023	(9,702)

Investing Activities
Proceeds from sale of property, plant and equipment	115	357
Capital expenditures	(5,075)	(3,183)
Cash paid for business acquisitions, net of cash acquired	—	(8,952)

Net cash used in investing activities	(4,960)	(11,778)

Financing Activities
Net (repayments) borrowings on revolving credit facilities and short-term borrowings	(17,103)	17,625
Principal payments on term loans	—	(91)
Cash dividend	(2,165)	—
Tax benefit from stock-based compensation	188	3,383
Stock option exercises and other	428	1,233

Net cash (used in) provided by financing activities	(18,652)	22,150

Effect of exchange rate changes on cash	(297)	385

Net (decrease) increase in cash and cash equivalents	(2,886)	1,055

Cash and cash equivalents – beginning of period	10,356	6,033

Cash and cash equivalents – end of period	$7,470	$7,088

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2005 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company’s significant accounting policies are disclosed in its fiscal 2005 Annual Report on Form 10-K. For additional information, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2005 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2006.

Prior year financial statements have been reclassified where appropriate to conform to current year presentations. In addition, prior year financial statements have been restated due to the adoption of SFAS No. 123(R) “Accounting for Stock Based Compensation” in the fourth quarter of fiscal 2005. See Note 9, “Stock Based Compensation” for further information.

Note 2. Acquisitions

The Company completed five business acquisitions during fiscal 2005, all of which resulted in the recognition of goodwill in the Company’s Consolidated Financial Statements. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed in fiscal 2005, and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

On December 27, 2004, the Company acquired all of the outstanding stock of Key Components, Inc. (“KCI” or the “KCI Acquisition”) for approximately $316.9 million (including the assumption of $80.8 million of debt less $2.2 million of acquired cash). During the first quarter of fiscal 2006, a purchase accounting adjustment was made when the Company collected a fully reserved note receivable that had been acquired as part of the KCI acquisition. The amount assigned to goodwill decreased by $1.2 million to $197.8 million as a result of this purchase accounting adjustment.

The following unaudited pro forma results of operations of the Company for the three months ended November 30, 2005 and 2004, respectively, give effect to all acquisitions completed since September 1, 2004 as though the transactions had occurred on September 1, 2004.

	Three Months Ended November 30,
	2005	2004
Net sales
As reported	$283,876	$199,677
Pro forma	283,876	289,984
Net earnings from continuing operations
As reported	$21,268	$16,941
Pro forma	21,268	23,869
Basic earnings per share
As reported	$0.79	$0.71
Pro forma	0.79	0.87
Diluted earnings per share
As reported	$0.70	$0.62
Pro forma	0.70	0.76

The first quarter of fiscal 2005 includes a $2.0 million pre-tax gain in “Other expense (income), net” in the Consolidated Statement of Earnings. In November 2004, the Company entered an agreement with a former subsidiary related to funds it held to reimburse itself for certain estimated costs arising for the Company’s spin-off of the subsidiary. Under this agreement, the Company agreed to reimburse $15.8 million to fully satisfy the former subsidiary’s interest in the funds, and retain $2.0 million of the funds for its own use, resulting in the $2.0 million pre-tax gain. This gain impacts the comparability of the pro forma results presented above.

Note 3. Restructuring Reserves

The Company committed to integration plans to restructure portions of the German electrical operations upon its acquisition in the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs. The remaining $1.2 million of accrued severance costs at November 30, 2005 will be paid to former employees over the next two years as dictated by contractual arrangements with those employees.

A rollforward of the severance reserve follows (in thousands):

Accrued severance costs as of August 31, 2005	$1,558
Cash payments	(246)
Currency impact	(64)

Accrued severance costs as of November 30, 2005	$1,248

Note 4. Accounts Receivable Financing

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. The retained interest recorded at November 30, 2005 and August 31, 2005 is $31.1 million and $29.9 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The securitization program has a final maturity in May 2006, subject to annual renewal by the Purchaser. The Company amended its securitization program in February 2005 to increase capacity from $35 million to $55 million, and to include trade accounts receivable from certain of the domestic entities acquired. Trade accounts receivables sold and being serviced by the Company totaled $46.6 million and $43.8 million at November 30, 2005 and August 31, 2005, respectively.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $95.2 million and $51.7 million for the three months ended November 30, 2005 and 2004, respectively. Cash collections of trade accounts receivable balances in the total receivable pool, which includes participating interests sold to the Purchaser and the retained interest, totaled $145.7 million and $83.0 million for the three months ended November 30, 2005 and 2004 respectively.

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

					Net Credit Losses
	Balance Outstanding		Balance Outstanding 60 Days or More Past Due		Three Months Ended
	November 30, 2005	August 31, 2005	November 30, 2005	August 31, 2005	November 30, 2005	November 30, 2004
Trade accounts receivable subject to securitization program	$77,741	$73,784	$5,048	$5,286	$238	$146
Trade accounts receivable balances sold	46,593	43,839

Retained interest	$31,148	$29,945

Accounts receivable financing costs of $0.5 million and $0.2 million for the three months ended November 30, 2005 and 2004, respectively, are included in financing costs in the accompanying Condensed Consolidated Statements of Earnings.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended November 30, 2005 are as follows:

	Tools & Supplies Segment	Engineered Solutions Segment	Total
Balance as of August 31, 2005	$240,975	$187,310	$428,285
Purchase accounting adjustments	(350)	(462)	(812)
Foreign currency impact	(4,210)	(311)	(4,521)

Balance as of November 30, 2005	$236,415	$186,537	$422,952

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of November 30, 2005 and August 31, 2005 are as follows:

	November 30, 2005			August 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer Relationships	$64,458	$4,390	$60,068	$65,556	$3,413	$62,143
Patents	30,963	12,697	18,266	31,303	12,197	19,106
Trademarks	6,235	2,207	4,028	6,273	2,103	4,170
Non-compete agreements	813	468	345	832	425	407
Other	763	295	468	1,083	273	810

Total	$103,232	$20,057	$83,175	$105,047	$18,411	$86,636

Amortization expense recorded on the intangible assets listed above was $1.8 million and $0.6 million for the three months ended November 30, 2005 and 2004, respectively. The Company estimates that amortization expense will approximate $7.3 million for fiscal 2006. Amortization expense for future years is estimated as follows: $7.3 million in fiscal 2007, $7.0 million in both fiscal 2008 and 2009, $6.8 million in fiscal 2010, $6.5 million in fiscal 2011 and $44.8 million thereafter.

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of November 30, 2005 and August 31, 2005 are $87.4 million and $88.4 million, respectively. These assets are comprised of acquired tradenames.

Note 6. Accrued Product Warranty Costs

The Company recognizes the cost associated with product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty during the three months ended November 30, 2005 and 2004:

	Three Months Ended November 30,
	2005	2004
Beginning balance	$6,307	$4,729
Provision for warranties	1,059	1,258
Warranty payments and costs incurred	(1,355)	(1,084)
Warranty reserves of acquired business	—	208
Currency impact	(105)	187

Ending balance	$5,906	$5,298

Note 7. Debt

The Company’s indebtedness, as of November 30, 2005 and August 31, 2005 was as follows:

	November 30, 2005	August 31, 2005
Senior credit facility
Revolving credit facility (“Revolver”)	$6,000	$23,110
Term loan	250,000	250,000
Commercial paper	15,855	19,405
Euro denominated term loans	271	282

Sub-total – Senior indebtedness	272,126	292,797

Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	150,000

Total debt, excluding short-term borrowings	422,126	442,797
Less: current maturities of long-term debt	(130)	(136)

Total long-term debt, less current maturities	$421,996	$442,661

Short-term borrowings	$3,492	$21

Of the $250 million in outstanding term loans under the senior credit facility, $150.0 million bore interest at a rate of 5.67%, which represented LIBOR plus a borrowing spread of 1.25%. As discussed in Note 8, “Derivatives,” the remaining $100.0 million of term loans bear a fixed rate of interest of 4.10% plus the applicable borrowing spread until maturity. Borrowings under the Revolver bear interest at LIBOR plus a borrowing spread of 1.50%, resulting in an interest rate of 5.92% at November 30, 2005. All senior credit facility borrowings are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the Revolver. At November 30, 2005, the non-use fee was 0.35%. The senior credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, dividends and other restricted payments. As of November 30, 2005 the Company was in compliance with all debt covenants.

There were $15.9 million of commercial paper borrowings outstanding at November 30, 2005, all of which had original maturity terms of 91 days or less and were at a weighted interest rate of 4.56%, including issuance fees. Total commercial paper outstanding cannot exceed $75.0 million under the terms of the senior credit facility. The Revolver provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balance of the Revolver and commercial paper cannot exceed $250.0 million. The unused and available credit line under the Revolver at November 30, 2005 was approximately $228 million.

Note 8. Derivatives

All derivatives are recognized on the balance sheet at their estimated fair value. In January 2005, the Company entered into interest rate swap contracts that have a total notional value of $100.0 million and have maturity dates of December 22, 2009. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate of 4.10%. These interest rate swap contracts were entered into to convert $100.0 million of the $250.0 million variable rate term loan under the senior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts is $2.6 million at November 30, 2005, which the Company has recorded as a long-term asset in the accompanying Condensed Consolidated Balance Sheets.

The Company is not party to any other material derivative contracts at November 30, 2005.

Note 9. Stock Based Compensation

The Company adopted SFAS No. 123(R) “Accounting for Stock Based Compensation” in the fourth quarter of fiscal 2005, utilizing the modified retrospective method of adoption. Under this adoption method, the first three quarters of fiscal 2005 were restated in the fourth quarter to reflect expense for stock based compensation. Stock based compensation is calculated by estimating the fair value of incentive stock options granted and amortizing the estimated value over the stock options’

vesting period. Consolidated financial results included in this report for the three months ended November 30, 2005 and November 30, 2004 are accounted for in accordance with the provisions of SFAS No. 123(R) “Accounting for Stock Based Compensation”. Stock based compensation was $1.1 million and $0.9 million for the three months ended November 2005 and 2004, respectively.

Note 10. Employee Benefit Plans

The Company provides defined benefit pension and other postretirement benefits to certain employees of domestic businesses it acquired that were entitled to those benefits prior to acquisition. At November 30, 2005 and August 31, 2005, the defined benefit plans consisted of three plans. Most of the domestic defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits.

At November 30, 2005 and August 31, 2005 the postretirement medical plans consisted of four plans, all of which are unfunded. Two of the plans require individuals receiving medical benefits under the plan to make contributions to defray a portion of the cost, and these retiree contributions are adjusted annually. The other two plans do not require retiree contributions.

The Company maintains defined benefit pension plans for certain employees in various foreign countries. At November 30, 2005 and August 31, 2005, the defined benefit pension plans consisted of eight separate plans. Unlike existing U.S. pension plans, future benefits are earned with respect to the foreign plans.

Components of net periodic benefit costs were as follows:

	Three Months Ended November 30,
	2005	2004
Domestic Defined Benefit Pension Plans
Service cost	$19	$—
Interest cost	524	231
Expected return on assets	(607)	(223)
Amortization of actuarial loss	111	108

Net periodic benefit cost	$47	$116

Domestic Postretirement Medical Benefit Plans
Service cost	$5	$4
Interest cost	59	52
Amortization of actuarial gain	(97)	(96)

Net periodic benefit (credit) cost	$(33)	$(40)

Foreign Defined Benefit Pension Plans
Service cost	$161	$113
Interest cost	279	238
Expected return on assets	(66)	(14)
Amortization of actuarial loss (gain)	26	(1)

Net periodic benefit cost	$400	$336

For domestic defined benefit pension plans, the Company expects to contribute approximately $0.1 million in aggregate during fiscal 2006. No contributions were made to a domestic defined benefit pension plan during the three months ended November 2004. Postretirement medical claims and a majority of foreign defined pension benefits are paid as incurred.

Note 11. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended November 30,
	2005	2004
Numerator:
Net earnings, as reported, for basic earnings per share	$21,268	$16,941
Plus: 2% Convertible Notes financing costs, net of taxes	611	611

Net earnings, for diluted earnings per share	$21,879	$17,552

Denominator:
Weighted average common shares outstanding for basic earnings per share	27,037	23,877
Net effect of stock options based on the treasury stock method using average market price	658	727
Net effect of 2% Convertible Notes based on the if-converted method	3,758	3,758

Weighted average common and equivalent shares outstanding for diluted earnings per share	31,453	28,362

Basic earnings per share	$0.79	$0.71
Diluted earnings per share	$0.70	$0.62

Note 12. Common Stock

In December 2004, the Company sold, pursuant to an underwritten public offering, 2,875,000 shares of previously unissued Class A Common Stock at a price of $49.50 per share. Cash proceeds from the offering, net of underwriting discounts, commissions and other expenses, were approximately $134.4 million. The proceeds were used to fund the retirement of the $80.8 million KCI 10.5% Notes assumed in the KCI Acquisition and pay down outstanding borrowings on the Company’s Revolver and commercial paper facility.

Note 13. Segment Information

The Company has two reportable segments: Tools & Supplies and Engineered Solutions, with separate and distinct operating management and strategies. The Tools & Supplies segment is primarily involved in the design, manufacture and distribution of tools and supplies to the retail home center, construction, electrical wholesale, industrial, oil & gas, production automation, and marine markets. In addition, this segment provides manpower services and product rental to the global bolting market. The Engineered Solutions segment focuses on developing and marketing value-added, customized motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and industrial markets. The Company has not aggregated individual operating segments within these reportable segments. The Company evaluates segment performance based primarily on net sales and earnings (loss) from continuing operations before income tax expense and minority interest.

The following tables summarize financial information by reportable segment.

	Three Months Ended November 30,
	2005	2004
Net Sales:
Tools & Supplies	$181,306	$112,537
Engineered Solutions	102,570	87,140

Total	$283,876	$199,677

Earnings (Loss) Before Income Taxes and Minority Interest:
Tools & Supplies	$29,846	$17,214
Engineered Solutions	11,460	11,459
General Corporate and Other	(9,860)	(2,982)

Total	$31,446	$25,691

	November 30, 2005	August 31, 2005
Assets:
Tools & Supplies	$575,747	$569,177
Engineered Solutions	372,382	372,197
General Corporate and Other	55,848	54,961

Total	$1,003,977	$996,335

The comparability of the segment data is impacted by the acquisitions completed in fiscal 2005. Yvel is included in the Engineered Solutions segment and Sperry, Hedley Purvis, and Hydratight Sweeney are included in the Tools & Supplies segment. Of the six businesses acquired in the KCI acquisition, four are included in the Engineered Solutions segment and two are included in the Tools & Supplies segment.

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, and the retained interest in trade accounts receivable (subject to the accounts receivable securitization program discussed in Note 4, “Accounts Receivable Financing”).

Note 14. Contingencies and Litigation

The Company had outstanding letters of credit of $5.2 million and $6.6 million at November 30, 2005 and August 31, 2005, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested businesses.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold, or are in the process of being sold to third parties. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $7.9 million at November 30, 2005. The future undiscounted minimum lease payments for these leases are as follows: $0.1 million in the balance of calendar 2005; $1.1 million in calendar 2006 through 2009; and $7.2 million thereafter. During the quarter ended November 30, 2005, the Company was released from its guarantee on one building lease, resulting in a decrease in both the discounted future minimum lease payments and the undiscounted minimum lease payments.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $2.5 million and $2.6 million were included in the Condensed Consolidated Balance Sheets at November 30, 2005 and August 31, 2005, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified global service provider and manufacturer of a broad range of industrial products and systems, organized into two business segments, Tools & Supplies and Engineered Solutions. Our Tools & Supplies segment is primarily involved in the design, manufacture and distribution of branded hydraulic and electrical tools and supplies to the retail, construction, electrical wholesale, industrial, oil & gas, production automation and marine markets. Tools & Supplies also provides manpower services and tool rental to the global bolting market. Our Engineered Solutions segment primarily focuses on developing and marketing highly engineered position and motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and other industrial markets. We believe that our strength in these product categories is the result of a combination of our brand recognition, proprietary engineering and design competencies, dedicated service philosophy, and global manufacturing and distribution capabilities.

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

Results of Operations for the Three Months Ended November 30, 2005 and 2004

The comparability of the operating results for the three months ended November 30, 2005 to the prior year has been significantly impacted by acquisitions. Listed below are the acquisitions completed since September 1, 2004.

Business	Segment	Acquisition Date
Yvel S.A.	Engineered Solutions	September 16, 2004
A.W. Sperry Instruments, Inc.	Tools & Supplies	December 1, 2004
Key Components, Inc.		December 27, 2004
Power Distribution Products – Acme	Tools & Supplies
Aerospace & Defense – Acme	Engineered Solutions
Air Handling / Turbocharger Components – Gits	Engineered Solutions
Electrical Utility – Turner Electric	Engineered Solutions
Flexible Shafts – B.W. Elliott	Engineered Solutions
Specialty Electrical – Marinco and Guest	Tools & Supplies
Hedley Purvis Holdings Limited	Tools & Supplies	January 20, 2005
Hydratight Sweeney	Tools & Supplies	May 17, 2005

The results of operations for acquired businesses are included in the Company’s reported results of operations only since their respective acquisition dates. In addition to the impact of acquisitions on operating results, currency translation rates can influence our reported results given that approximately 49% of our sales are denominated in currencies other than the US dollar. The strengthening of the US dollar has negatively impacted comparisons of fiscal 2006 results to the prior year due to the translation of non-US dollar denominated subsidiary results.

Consolidated net sales increased by $84.2 million, or 42%, from $199.7 million for the three months ended November 30, 2004 to $283.9 million for the three months ended November 30, 2005. Excluding the $89.6 million of sales from acquired businesses (defined as businesses owned less than twelve months) and the $5.0 million unfavorable impact of foreign currency exchange rate changes on translated results, fiscal 2006 first quarter consolidated net sales were flat with fiscal 2005 first quarter consolidated net sales. Excluding foreign currency exchange rate changes, fiscal 2006 first quarter core sales increased approximately 1% over the comparable prior year period. We define core sales growth as the year-over-year sales growth in both existing and acquired businesses. Net sales fluctuations at the operating segment level are discussed in further detail below.

Consolidated earnings before income taxes and minority interest for the three months ended November 30, 2005 was $31.4 million, compared with $25.7 million for the three months ended November 30, 2004. The comparability between periods is impacted by acquisitions and the related financing activities, as well as foreign currency exchange rate changes. The changes in consolidated earnings before income taxes and minority interest at the operating segment level are discussed in further detail below.

Tools & Supplies Segment Results

	Three Months Ended November 30,
	2005	2004
Net sales	$181,306	$112,537
Cost of products sold	108,376	69,875

Gross profit	72,930	42,662
Gross profit margin	40.2%	37.9%
Selling, administrative and engineering expenses (“SAE”)	41,338	24,792
SAE as a percentage of net sales	22.8%	22.0%
Amortization of intangible assets	1,177	381

Operating profit	30,415	17,489
Operating profit margin	16.8%	15.5%

Other expense, net	569	275

Earnings before income tax expense and minority interest	$29,846	$17,214

Net sales increased by $68.8 million, or 61%, from $112.5 million for the three months ended November 30, 2004 to $181.3 million for the three months ended November 30, 2005. Excluding the $59.7 million of sales from acquired businesses and the $2.6 million unfavorable impact of foreign currency rate changes on translated results, sales grew 11% as a result of increased demand in both the industrial tools and the North American electrical businesses. Excluding the impact of foreign currency exchange rate changes, Tools & Supplies segment core sales (as previously defined) grew 9%.

Gross profit increased by $30.2 million, or 71%, from $42.7 million for the three months ended November 30, 2004 to $72.9 million for the three months ended November 30, 2005 primarily due to higher sales. Excluding the $0.8 million unfavorable impact of foreign currency rate changes on translated results, gross profit increased 73%. Gross profit margins increased from 37.9% during the three months ended November 30, 2004 to 40.2% for the three months ended November 30, 2005, as a result of favorable sales mix and cost reductions.

SAE increased by $16.5 million, or 67%, from $24.8 million for the three months ended November 30, 2004 to $41.3 million for the three months ended November 30, 2005. Acquired businesses accounted for $14.1 million of this increase. Additionally, the impact of foreign currency rate changes on translated results reduced SAE by $0.5 million during the three months ended November 30, 2005. Excluding the impact of acquisitions and changes in foreign currency exchange rates, SAE increased 12% during the three months ended November 30, 2005 due primarily to increased incentive compensation expense and variable selling expense on incurred sales levels.

Amortization expense increased in the current year due to expense recognized on the amortizable intangible assets added with the business acquisitions.

Engineered Solutions Segment Results

	Three Months Ended November 30,
	2005	2004
Net sales	$102,570	$87,140
Cost of products sold	76,022	66,001

Gross profit	26,548	21,139
Gross profit margin	25.9%	24.3%
Selling, administrative and engineering expenses (“SAE”)	14,178	8,853
SAE as a percentage of net sales	13.8%	10.2%
Amortization of intangible assets	608	210

Operating profit	11,762	12,076
Operating profit margin	11.5%	13.9%

Other expense, net	302	617

Earnings before income tax expense and minority interest	$11,460	$11,459

Engineered Solutions net sales increased by $15.5 million, or 18%, from $87.1 million for the three months ended November 30, 2004 to $102.6 million for the three months ended November 30, 2005. Excluding the $29.9 million of sales from acquired businesses and the $2.4 million unfavorable impact of foreign currency rate changes on translated results, sales decreased 14% due to expected declines in the recreational vehicle (“RV”) and automotive convertible top market sales. Sales to the RV market decreased 25% during the fiscal 2006 first quarter versus the comparable period in fiscal 2005 due to lower RV original equipment manufacturer (“OEM”) production levels as the OEM’s and retail dealers work to reduce inventories. The automotive convertible top actuation business realized a year-over-year sales decline of 29% during the three months ended November 30, 2005 due to high OEM production levels in the comparable prior year in conjunction with the launch of new convertible top automobiles. We expect growth in automotive sales in fiscal 2006 given two convertible top platform launches in the first quarter of fiscal 2006 and the anticipated launch of two additional platforms in the second quarter. Excluding the impact of foreign currency exchange rate changes, Engineered Solutions segment core sales (as previously defined) decreased 11%, reflecting lower RV, automotive convertible top and flexible shaft market sales somewhat offset by increased shipments to the electrical utility, heavy duty truck, industrial cylinder and hardware markets.

Gross profit increased by $5.4 million, or 26%, from $21.1 million for the three months ended November 30, 2004 to $26.5 million for the three months ended November 30, 2005 primarily due to increased sales. Excluding the $0.5 million unfavorable impact of foreign currency rate changes on translated results, gross profit increased 28%. Gross profit margins increased from 24.3% during the three months ended November 30, 2004 to 25.9% for the three months ended November 30, 2005 due to the impact of higher combined gross profit margins at acquired businesses more than offsetting lower gross profit margins in the RV and automotive businesses. The lower margins in the RV and automotive businesses resulted from automotive start-up costs associated with the four new platforms being introduced and reduced fixed cost absorption from the decrease in production volumes.

SAE increased by $5.3 million, or 60%, from $8.9 million for the three months ended November 30, 2004 to $14.2 million for the three months ended November 30, 2005. Acquired businesses accounted for $4.1 million of the increase in SAE during the months ended November 30, 2005. Additionally, the unfavorable impact of foreign currency rate changes on translated results deducted $0.2 million from the increase in SAE during the three months ended November 30, 2005. Excluding the impact of acquisitions and changes in foreign currency exchange rates, SAE increased 16% during the three months ended November 30, 2005, as a result of increased spending to support the new automotive platforms and growth initiatives in this segment.

Amortization expense increased in the current year due to expense recognized on the amortizable intangible assets added with the business acquisitions.

General Corporate Results

	Three Months Ended November 30,
	2005	2004
Selling, administrative and engineering expenses (“SAE”)	$3,966	$3,155
Financing costs, net	6,067	1,938
Other income, net	(173)	(2,111)

Loss before income tax expense and minority interest	$(9,860)	$(2,982)

Current year-to-date general corporate SAE increased due to additional corporate expenses to support acquisition and Sarbanes-Oxley compliance activities, as well as higher incentive compensation expense.

All debt is considered to be for general corporate purposes, thus, financing costs have not been allocated to the reportable segments. The significant increase in financing costs during the three months ended November 30, 2005 versus the comparable prior year period reflects the interest expense on the debt incurred for fiscal 2005 acquisitions and higher rates of interest on variable rate debt. See “Liquidity and Capital Resources” below for further information.

Other income decreased during the three months ended November 30, 2005 due to a $2.0 million gain related to the resolution of a dispute with a former subsidiary, which was recorded in the first quarter of fiscal year 2005.

Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, and our ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for the three months ended November 30, 2005, was 32.5% compared to 34.3% during the three months ended November 30, 2004. The effective income tax rate was lower in the three months ended November 30, 2005 as a result of a reduction in statutory rates in Holland, a comparatively lower 30% tax rate in the United Kingdom where both the Hydratight Sweeney and Hedley Purvis businesses are based, and the realization of benefits on certain net operating losses that previously had not been benefited in various countries.

Restructuring Reserves

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs. The remaining $1.2 million of accrued severance costs at November 30, 2005 will be paid to former employees over the next two years as dictated by contractual arrangements with those employees.

A rollforward of the severance reserve follows (in thousands):

Accrued severance costs as of August 31, 2005	$1,558
Cash payments	(246)
Currency impact	(64)

Accrued severance costs as of November 30, 2005	$1,248

Liquidity and Capital Resources

Cash and cash equivalents totaled $7.5 million and $10.4 million at November 30, 2005 and August 31, 2005, respectively. Our goal is to maintain low cash balances, utilizing excess cash to reduce debt in an effort to minimize financing costs.

The Company generated cash from operating activities of $21.0 million during the three months ended November 30, 2005 and used $9.7 million during the three months ended November 30, 2004. The operating cash flows for the first three months of fiscal 2006 were primarily the result of strong earnings during the quarter. The operating cash flows for the first three months of fiscal 2005 include the impact of the $15.8 million reimbursement of funds to a former subsidiary. Our operating cash flow during the final two quarters of each fiscal year is typically stronger than the first two fiscal quarters due to the seasonal build-up of primary working capital during the first half of the fiscal year.

Cash used in investing activities totaled $5.0 million and $11.8 million during the three months ended November 30, 2005 and November 30, 2004, respectively. During the three months ended November 30, 2005, capital expenditures were $5.1 million as compared to $3.2 million during the three months ended November 30, 2004. Capital expenditures have increased during fiscal 2006 due to continued growth in the automotive business to support the introduction of new convertible models as well as businesses acquired during the current year. During the first three months of fiscal 2005, the Company used $9.0 million to fund the closing of the Yvel acquisition.

Net cash used by financing activities totaled $18.7 million during the three months ended November 30, 2005. During the three months ended November 30, 2005, cash used to pay down revolving credit facilities and short-term debt totaled $17.1 million, while an additional $2.2 million was used to fund the cash dividend paid in the first quarter of fiscal 2006. Net cash provided by financing activities totaled $22.2 million during the three months ended November 30, 2004. The Company utilized borrowings of $17.6 million on its revolving credit facilities during the three months ended November 30, 2004 to fund the cash used in operating and investing activities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold, or are in the process of being sold to third parties. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $7.9 million at November 30, 2005. The future undiscounted minimum lease payments for these leases are as follows: $0.1 million in the balance of calendar 2005; $1.1 million in calendar 2006 through 2009; and $7.2 million thereafter. During the quarter ended November 30, 2005, the Company was released from its guarantee on one building lease, resulting in a decrease in both the discounted future minimum lease payments and the undiscounted minimum lease payments.

As more fully discussed in Note 4, “Accounts Receivable Financing” in the Notes to Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization program. Trade receivables sold and being serviced by the Company were $46.6 million and $43.8 million at November 30, 2005 and August 31, 2005, respectively. If the Company had discontinued this securitization program at November 30, 2005 it would have been required to borrow approximately $46.6 million to finance the working capital increase. Total capacity under the securitization program is $55.0 million.

The Company had outstanding letters of credit of $5.2 million and $6.6 million at November 30, 2005 and August 31, 2005, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested businesses.

Timing of Commitments

The timing of payments due under the Company’s commitments is as follows:

Contractual Obligations (a)

Years Ended August 31,	Debt Obligations	Operating Lease Obligations (b)	Total
2006	$19,438	$16,318	$37,756
2007	18,840	13,690	32,530
2008	37,590	10,779	48,369
2009	106,250	8,430	114,680
2010	93,500	7,332	100,832
Thereafter	150,000	25,930	175,930

Total	$425,618	$82,479	$508,097

(a)	The above table excludes the additional payments for acquisition earn-out payments, as the exact amount and timing of payments is not known.

(b)	The Company’s purchase obligations generally relate to amounts due under contracts with third party service providers. These contracts are primarily for real estate leases, information technology services, including software and hardware support services and leases, and telecommunications services. Those purchase obligations, such as leases, that are not cancelable are included in the table. The Company routinely issues purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor, and as such, they are excluded from the contractual obligations table.

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

A discussion of the Company’s accounting policies for derivative financial instruments is included within Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s fiscal 2005 Annual Report on Form 10-K.

Currency Risk —The Company has exposure to foreign currency exchange fluctuations. Approximately 49% and 51% of its revenues for the three months ended November 30, 2005 and the year ended August 31, 2005, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 84% were denominated in euros, with the majority of the remainder denominated in various Asian and other European currencies. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

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

Interest Rate Risk —The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are based on LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At November 30, 2005 the Company was a party to interest rate swap agreements that convert $100 million of floating rate debt to a fixed rate of interest. An increase or decrease of 25 basis points in the applicable interest rates on unhedged variable rate debt at November 30, 2005 would result in a change in pre-tax interest expense of approximately $0.6 million on an annual basis.

Commodity Risk —We source a wide variety of materials and components from a network of global suppliers. While such goods are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on the Company’s results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion. In addition, LEAD initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. The Company has not entered into any derivative contracts to hedge its exposure to commodity risk in fiscal years 2006 or 2005.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6 – Exhibits

(a)	Exhibits

See “Index to Exhibits” on page 22, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: January 9, 2006	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED November 30, 2005

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
10.1	Form of Actuant Corporation Restricted Stock Award Agreement		X

10.2	Form of Actuant Corporation 2002 Nonqualified Employee Stock Option Award Agreement		X

10.3	Form of Actuant Corporation Nonqualified Director Stock Option Award Agreement		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X