Form 10-Q
period 2006-02-28
ACTUANT CORP
filed 2006-04-06
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2006 was 27,202,377.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Net sales	$276,019	$235,267	$559,895	$434,944
Cost of products sold	184,958	160,877	369,356	296,753

Gross profit	91,061	74,390	190,539	138,191

Selling, administrative and engineering expenses	54,433	46,177	113,915	82,977
Amortization of intangible assets	1,774	1,275	3,559	1,866

Operating profit	34,854	26,938	73,065	53,348

Financing costs, net	6,084	3,907	12,151	5,845
Other expense (income), net	325	40	1,023	(1,179)

Earnings before income tax expense and minority interest	28,445	22,991	59,891	48,682

Income tax expense	9,159	8,022	19,379	16,828
Minority interest, net of income taxes	(12)	(229)	(54)	(285)

Net earnings	$19,298	$15,198	$40,566	$32,139

Earnings per share:
Basic	$0.71	$0.58	$1.50	$1.29
Diluted	$0.63	$0.52	$1.33	$1.13
Weighted average common shares outstanding:
Basic	27,084	26,103	27,060	25,003
Diluted.	31,568	30,642	31,539	29,516

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	February 28, 2006	August 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,979	$10,356
Accounts receivable, net of allowances for losses of $7,426 and $7,859, respectively	147,657	131,185
Inventories, net of allowances for losses of $15,395 and $15,318, respectively	141,543	135,960
Deferred income taxes	14,803	14,974
Other current assets	7,957	6,838

Total current assets	322,939	299,313

Gross property, plant and equipment	202,249	194,031
Less: Accumulated depreciation	(118,597)	(110,152)

Property, plant and equipment, net	83,652	83,879

Goodwill	431,149	428,285
Other intangible assets, net	168,763	175,001
Other long-term assets	11,831	9,857

Total assets	$1,018,334	$996,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$2,532	$21
Trade accounts payable	90,812	89,506
Accrued compensation and benefits	31,483	32,663
Income taxes payable	16,645	15,049
Current maturities of long-term debt	131	136
Other current liabilities	45,596	51,360

Total current liabilities	187,199	188,735

Long-term debt, less current maturities	425,031	442,661
Deferred income taxes	59,982	58,783
Pension and postretirement benefit liabilities	40,795	41,192
Other long-term liabilities	18,310	20,131

Shareholders’ equity:
Class A common stock, $0.20 par value, authorized 42,000,000 shares, issued and outstanding 27,177,675 and 27,047,107 shares, respectively	5,436	5,410
Additional paid-in capital	(365,995)	(372,327)
Retained earnings	672,598	632,032
Stock held in trust	(1,362)	(1,166)
Deferred compensation liability	1,362	1,166
Accumulated other comprehensive loss	(25,022)	(20,282)

Total shareholders’ equity	287,017	244,833

Total liabilities and shareholders’ equity	$1,018,334	$996,335

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended February 28,
	2006	2005
Operating Activities
Net earnings	$40,566	$32,139
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,242	9,797
Amortization of debt discount and debt issuance costs	721	577
Stock-based compensation expense	2,172	1,940
Provision for deferred income taxes	503	(791)
Loss (gain) on disposal of assets	70	(296)
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	(16,651)	(7,244)
Increase in accounts receivable securitization program	442	19,280
Inventories	(5,313)	(10,038)
Prepaid expenses and other assets	(1,230)	2,736
Trade accounts payable	2,513	(4,302)
Income taxes payable	1,650	2,472
Reimbursement of tax refund to former subsidiary.	—	(15,837)
Other accrued liabilities	(3,684)	(6,494)

Net cash provided by operating activities	35,001	23,939

Investing Activities
Proceeds from sale of property, plant and equipment	115	2,839
Capital expenditures	(9,899)	(7,947)
Cash paid for business acquisitions, net of cash acquired	(9,337)	(287,147)

Net cash used in investing activities	(19,121)	(292,255)

Financing Activities
Net repayments on revolving credit facilities and short-term borrowings	(15,085)	(36,144)
Proceeds from issuance of term loans	—	250,000
Principal payments on term loans	—	(2,218)
Retirement of KCI 10.5% Bonds	—	(82,800)
Debt issuance costs	—	(2,300)
Net proceeds from Class A common stock offering	—	134,360
Cash dividend	(2,165)	—
Tax benefit from stock-based compensation	660	3,548
Stock option exercises and other	1,477	1,556

Net cash (used in) provided by financing activities	(15,113)	266,002

Effect of exchange rate changes on cash	(144)	350

Net increase (decrease) in cash and cash equivalents	623	(1,964)

Cash and cash equivalents – beginning of period	10,356	6,033

Cash and cash equivalents – end of period	$10,979	$4,069

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2006.

Prior year financial statements have been reclassified where appropriate to conform to current year presentations. In addition, prior year financial statements have been restated due to the adoption of SFAS No. 123(R) “Accounting for Stock Based Compensation” in the fourth quarter of fiscal 2005. See Note 9, “Stock Based Compensation” for further information.

Note 2. Acquisitions

The Company completed one business acquisition during the second quarter of fiscal 2006 and five business acquisitions during fiscal 2005, all of which resulted in the recognition of goodwill in the Company’s Condensed Consolidated Financial Statements. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed in fiscal 2006, and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

On December 16, 2005, the Company acquired all of the outstanding stock of B.E.P. Marine Limited (“B.E.P. Marine” or the “B.E.P. acquisition) for $7.6 million of cash. B.E.P. Marine, based in Auckland, New Zealand, is a leading provider of AC and DC control panels, digital monitoring systems, battery switches and battery distribution products, waterproof switch panels, and gas detectors primarily to original equipment manufacturer (OEM) boat builders and the marine aftermarket. B.E.P. Marine’s product offerings complement the existing line of products already offered by our Recreational Group in the Tools & Supplies segment. The preliminary purchase price allocation resulted in $3.1 million assigned to goodwill (which is not currently deductible for tax purposes), $0.9 million assigned to tradenames, $0.6 million assigned to patents, and $0.7 million assigned to customer relationships. The amounts assigned to patents and customer relationships will be amortized over periods of 11 years and 10 years, respectively.

On May 17, 2005, the Company acquired all of the outstanding stock of Hydratight Sweeney (“Hydratight Sweeney” or the “Hydratight Sweeney Acquisition”) for $94.4 million of cash (net of $0.8 million of cash acquired). During the second quarter of fiscal 2006, a purchase accounting adjustment was made to increase goodwill and decrease the customer relationship intangible asset. The adjustment reflects changes in the underlying third-party valuations completed for the Hydratight Acquisition. The amount assigned to goodwill increased by $3.2 million to $53.9 million as a result of this adjustment.

The following unaudited pro forma results of operations of the Company for the three and six months ended February 28, 2006 and 2005, respectively, give effect to all acquisitions completed since September 1, 2004 as though the transactions had occurred on September 1, 2004.

	Three Months Ended		Six Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Net sales
As reported	$276,019	$235,267	$559,895	$434,944
Pro forma	276,519	270,914	562,986	563,752

Net earnings
As reported	$19,298	$15,198	$40,566	$32,139
Pro forma	19,305	16,466	40,571	39,884

Basic earnings per share
As reported	$0.71	$0.58	$1.50	$1.29
Pro forma	0.71	0.59	1.50	1.49

Diluted earnings per share
As reported	$0.63	$0.52	$1.33	$1.13
Pro forma	0.63	0.53	1.33	1.31

The six months ended February 28, 2005 includes a $2.0 million pre-tax gain in “Other expense (income), net” in the Condensed Consolidated Statement of Earnings. In November 2004, the Company entered an agreement with a former subsidiary related to funds it held to reimburse itself for certain estimated costs arising for the Company’s spin-off of the subsidiary. Under this agreement, the Company agreed to reimburse $15.8 million to fully satisfy the former subsidiary’s interest in the funds, and retain $2.0 million of the funds for its own use, resulting in the $2.0 million pre-tax gain. This $0.04 per diluted share gain impacts the comparability of the pro forma results presented above.

Note 3. Restructuring Reserves

The Company committed to integration plans to restructure portions of the German electrical operations upon its acquisition in the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs. The remaining $1.0 million of accrued severance costs at February 28, 2006 will be paid to former employees over the next 12 months as dictated by contractual arrangements with those employees.

A rollforward of the severance reserve follows (in thousands):

Accrued severance costs as of August 31, 2005	$1,558
Cash payments	(546)
Currency impact	(60)

Accrued severance costs as of February 28, 2006	$952

Note 4. Accounts Receivable Financing

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. Book value of accounts receivable in the accompanying balance sheet is comprised of the gross accounts receivable retained interest less a reserve for doubtful accounts, which is calculated based on a review of the specific receivable issues and supplemented by a general reserve based on past write-off history. The retained interest recorded at February 28, 2006 and August 31, 2005 is $32.4 million and $29.9 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The securitization program has a final maturity in May 2006, subject to annual renewal by the Purchaser. The Company amended its securitization program in February 2005 to increase capacity from $35 million to $55 million, and to include trade accounts receivable from certain of the domestic entities acquired. Trade accounts receivables sold and being serviced by the Company totaled $44.3 million and $43.8 million at February 28, 2006 and August 31, 2005, respectively.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $86.7 million and $181.9 million for the three and six months ended February 28, 2006, respectively, and $61.9 million and $113.6 million for the three and six months ended February 28, 2005, respectively. Cash collections of trade accounts receivable balances in the total receivable pool, which includes participating interests sold to the Purchaser and the retained interest, totaled $141.3 million and $287.0 million for the three and six months ended February 28, 2006, respectively, and $94.9 million and $177.9 million for the three and six months ended February 28, 2005, respectively.

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

					Net Credit Losses
	Balance Outstanding		Balance Outstanding 60 Days or More Past Due		Six Months Ended
	February 28, 2006	August 31, 2005	February 28, 2006	August 31, 2005	February 28, 2006	February 28 2005
Trade accounts receivable subject to securitization program	$76,700	$73,784	$5,129	$5,286	$459	$180
Trade accounts receivable balances sold	44,298	43,839

Retained interest	$32,402	$29,945

Accounts receivable financing costs of $0.5 million and $1.0 million for the three and six months ended February 28, 2006, respectively, and $0.3 million and $0.4 million for the three and six months ended February 28, 2005, respectively, are included in financing costs in the accompanying Condensed Consolidated Statements of Earnings.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended February 28, 2006 are as follows:

	Tools & Supplies Segment	Engineered Solutions Segment	Total
Balance as of August 31, 2005	$240,975	$187,310	$428,285
Business acquisitions	3,102	—	3,102
Purchase accounting adjustments	3,071	(215)	2,856
Foreign currency impact	(2,848)	(246)	(3,094)

Balance as of February 28, 2006	$244,300	$186,849	$431,149

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of February 28, 2006 and August 31, 2005 are as follows:

	February 28, 2006			August 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer Relationships	$62,302	$5,519	$56,783	$65,556	$3,413	$62,143
Patents	31,825	13,253	18,572	31,303	12,197	19,106
Trademarks	6,248	2,314	3,934	6,273	2,103	4,170
Non-compete agreements	846	490	356	832	425	407
Other	775	236	539	1,083	273	810

Total	$101,996	$21,812	$80,184	$105,047	$18,411	$86,636

Amortization expense recorded on the intangible assets listed above was $1.8 million and $3.6 million for the three and six months ended February 28, 2006, respectively, and $1.3 million and $1.9 million for the three and six months ended February 28, 2005, respectively. The Company estimates that amortization expense will approximate $7.4 million for the fiscal year ended August 31, 2006. Amortization expense for future years is estimated as follows: $7.4million in fiscal 2007, $7.1 million in both fiscal 2008 and 2009, $6.9 million in fiscal 2010, $6.6 million in fiscal 2011 and $45.3 million thereafter.

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of February 28, 2006 and August 31, 2005 are $88.6 million and $88.4 million, respectively. These assets are comprised of acquired tradenames.

Note 6. Accrued Product Warranty Costs

The Company recognizes the cost associated with product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty during the six months ended February 28, 2006 and 2005:

	Six Months Ended February 28,
	2006	2005
Beginning balance	$6,307	$4,729
Provision for warranties	1,767	2,273
Warranty payments and costs incurred	(2,544)	(2,089)
Warranty reserves of acquired business	200	1,916
Currency impact	(78)	173

Ending balance	$5,652	$7,002

Note 7. Debt

The Company’s indebtedness, as of February 28, 2006 and August 31, 2005 was as follows:

	February 28, 2006	August 31, 2005
Senior credit facility
Revolving credit facility (“Revolver”)	$5,000	$23,110
Term loan	250,000	250,000
Commercial paper	19,956	19,405
Euro denominated term loans	206	282

Sub-total – Senior indebtedness	275,162	292,797

Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	150,000

Total debt, excluding short-term borrowings	425,162	442,797
Less: current maturities of long-term debt	(131)	(136)

Total long-term debt, less current maturities	$425,031	$442,661

Short-term borrowings	$2,532	$21

Of the $250 million in outstanding term loans under the senior credit facility, $150.0 million bore interest at a rate of 6.07%, which represented LIBOR plus a borrowing spread of 1.25%. As discussed in Note 8, “Derivatives,” the remaining $100.0 million of term loans bear a fixed rate of interest of 4.10% plus the applicable borrowing spread (1.25% at February 28, 2006) until maturity. Borrowings under the Revolver bear interest at LIBOR plus a borrowing spread of 1.50%, resulting in an interest rate of 6.32% at February 28, 2006. All senior credit facility borrowings are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the Revolver. At February 28, 2006, the non-use fee was 0.35%. The senior credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, dividends and other restricted payments. As of February 28, 2006 the Company was in compliance with all debt covenants.

There were $20.0 million of commercial paper borrowings outstanding at February 28, 2006, all of which had original maturity terms of 91 days or less and had a weighted interest rate of 4.73%, including issuance fees. Total commercial paper outstanding cannot exceed $75.0 million under the terms of the senior credit facility. The Revolver provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balance of the Revolver and commercial paper cannot exceed $250.0 million. The unused and available credit line under the Revolver at February 28, 2006 was approximately $225 million.

Note 8. Derivatives

All derivatives are recognized on the balance sheet at their estimated fair value. In January 2005, the Company entered into interest rate swap contracts that have a total notional value of $100.0 million and have maturity dates of December 22, 2009. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate of 4.10%. These interest rate swap contracts were entered into to convert $100.0 million of the $250.0 million variable rate term loan under the senior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts was $3.0 million at February 28, 2006, which the Company has recorded as a long-term asset in the accompanying Condensed Consolidated Balance Sheets.

The Company is not party to any other material derivative contracts at February 28, 2006.

Note 9. Stock Based Compensation

The Company adopted SFAS No. 123(R) “Accounting for Stock Based Compensation” in the fourth quarter of fiscal 2005, utilizing the modified retrospective method of adoption. Under this adoption method, the first three quarters of fiscal 2005 were restated in the fourth quarter to reflect expense for stock based compensation. Stock based compensation is calculated by estimating the fair value of incentive stock options granted and amortizing the estimated value over the stock options’ vesting period. Stock based compensation was $1.1 million and $2.2 million for the three and six months ended February 28, 2006, respectively, and $1.0 million and $1.9 million for the three and six months ended February 28, 2005, respectively.

Note 10. Employee Benefit Plans

The Company provides defined benefit pension and other postretirement benefits to certain employees of domestic businesses it acquired that were entitled to those benefits prior to acquisition. At February 28, 2006 and August 31, 2005, the defined benefit plans consisted of three plans. Most of the domestic defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits.

At February 28, 2006 and August 31, 2005 the postretirement medical plans consisted of four plans, all of which are unfunded. Two of the plans require individuals receiving medical benefits under the plan to make contributions to defray a portion of the cost, and these retiree contributions are adjusted annually. The other two plans do not require retiree contributions.

The Company maintains defined benefit pension plans for certain employees in various foreign countries. At February 28, 2006 and August 31, 2005, the defined benefit pension plans consisted of eight separate plans. Unlike existing U.S. pension plans, future benefits are earned with respect to the foreign plans.

Components of net periodic benefit costs were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Domestic Defined Benefit Pension Plans
Service cost	$19	$94	$38	$94
Interest cost	524	446	1,048	677
Expected return on assets	(607)	(475)	(1,214)	(699)
Amortization of actuarial loss	111	108	222	216

Net periodic benefit cost	$47	$173	$94	$288

Domestic Postretirement Medical Benefit Plans
Service cost	$6	$4	$12	$8
Interest cost	59	64	117	115
Amortization of actuarial gain	(98)	(97)	(196)	(194)

Net periodic benefit credit	$(33)	$(29)	$(67)	$(71)

Foreign Defined Benefit Pension Plans
Service cost	$161	$116	$322	$231
Interest cost	279	242	558	484
Expected return on assets	(66)	(14)	(133)	(28)
Amortization of actuarial (gain) loss	26	(1)	53	(1)

Net periodic benefit cost	$400	$343	$800	$686

For domestic defined benefit pension plans, the Company expects to contribute approximately $0.1 million in aggregate during fiscal 2006. The Company contributed $0.4 million to a domestic defined benefit pension plan during the three months ended February 2005. Postretirement medical claims and a majority of foreign defined pension benefits are paid as incurred.

Note 11. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Numerator:
Net earnings, as reported, for basic earnings per share	$19,298	$15,198	$40,566	$32,139
Plus: 2% Convertible Notes financing costs, net of taxes	611	611	1,222	1,222

Net earnings, for diluted earnings per share	$19,909	$15,809	$41,788	$33,361

Denominator:

Weighted average common shares outstanding for basic earnings per share	27,084	26,103	27,060	25,003
Net effect of stock options and restricted stock based on the treasury stock method using average market price	726	781	721	755
Net effect of 2% Convertible Notes based on the if-converted method	3,758	3,758	3,758	3,758

Weighted average common and equivalent shares outstanding for diluted earnings per share	31,568	30,642	31,539	29,516

Basic earnings per share	$0.71	$0.58	$1.50	$1.29
Diluted earnings per share	$0.63	$0.52	$1.33	$1.13

Note 12. Common Stock

In December 2004, the Company sold, pursuant to an underwritten public offering, 2,875,000 shares of previously unissued Class A Common Stock at a price of $49.50 per share. Cash proceeds from the offering, net of underwriting discounts, commissions and other expenses, were approximately $134.4 million. The proceeds were used to fund the retirement of the $80.8 million of 10.5% Notes assumed in the Key Components, Inc. (“KCI”) acquisition and pay down outstanding borrowings on the Company’s Revolver and commercial paper facility.

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

The following tables summarize financial information by reportable segment.

	Three Months Ended		Six Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Net Sales:
Tools & Supplies	$174,577	$138,546	$355,883	$251,083
Engineered Solutions	101,442	96,721	204,012	183,861

Total	$276,019	$235,267	$559,895	$434,944

Earnings (Loss) Before Income Tax Expense and Minority Interest:
Tools & Supplies	$27,163	$19,566	$57,008	$36,779
Engineered Solutions	11,131	10,799	22,592	22,258
General Corporate and Other	(9,849)	(7,374)	(19,709)	(10,355)

Total	$28,445	$22,991	$59,891	$48,682

	February 28, 2006	August 31, 2005
Assets:
Tools & Supplies	$576,691	$569,177
Engineered Solutions	383,227	372,197
General Corporate and Other	58,416	54,961

Total	$1,018,334	$996,335

The comparability of the segment data is impacted by the acquisitions completed in fiscal 2005 and fiscal 2006. Sperry, Hedley Purvis, Hydratight Sweeney, and B.E.P. Marine are included in the Tools & Supplies segment. Of the six businesses acquired in the KCI acquisition, four are included in the Engineered Solutions segment and two are included in the Tools & Supplies segment.

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, and the retained interest in trade accounts receivable.

Note 14. Contingencies and Litigation

The Company had outstanding letters of credit of $5.1 million and $6.6 million at February 28, 2006 and August 31, 2005, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested businesses.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $7.8 million at February 28, 2006. The future undiscounted minimum lease payments for these leases are as follows: $1.1 million in calendar 2006 through 2010; and $6.1 million thereafter. During the six months ended February 28, 2006, the Company was released from its guarantee on one building lease, resulting in a decrease in both the discounted future minimum lease payments and the undiscounted minimum lease payments.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $2.3 million and $2.6 million were included in the Condensed Consolidated Balance Sheets at February 28, 2006 and August 31, 2005, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified global manufacturer of a broad range of industrial products and systems, organized into two business segments, Tools & Supplies and Engineered Solutions. Our Tools & Supplies segment is primarily involved in the design, manufacture and distribution of branded hydraulic and electrical tools and supplies to the retail, construction, electrical wholesale, industrial, oil & gas, production automation and marine markets. Tools & Supplies also provides manpower services and tool rental to the global bolting market. Our Engineered Solutions segment primarily focuses on developing and marketing highly engineered position and motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and other industrial markets. We believe that our strength in these product categories is the result of a combination of our brand recognition, proprietary engineering and design competencies, dedicated service philosophy, and global manufacturing and distribution capabilities.

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

Results of Operations for the Three and Six Months Ended February 28, 2006 and 2005

The comparability of the operating results for the three and six months ended February 28, 2006 to the prior year has been significantly impacted by acquisitions. Listed below are the acquisitions completed since September 1, 2004.

Business	Segment	Acquisition Date
Yvel S.A.	Engineered Solutions	September 16, 2004
A.W. Sperry Instruments, Inc.	Tools & Supplies	December 1, 2004
Key Components, Inc.		December 27, 2004
Power Distribution Products – Acme	Tools & Supplies
Aerospace & Defense – Acme	Engineered Solutions
Air Handling / Turbocharger Components – Gits	Engineered Solutions
Electrical Utility – Turner Electric	Engineered Solutions
Flexible Shafts – B.W. Elliott	Engineered Solutions
Specialty Electrical – Marinco and Guest	Tools & Supplies
Hedley Purvis Holdings Limited	Tools & Supplies	January 20, 2005
Hydratight Sweeney	Tools & Supplies	May 17, 2005
B.E.P. Marine Ltd.	Tools & Supplies	December 16, 2005

The results of operations for acquired businesses are included in the Company’s reported results of operations only since their respective acquisition dates. In addition to the impact of acquisitions on operating results, currency translation rates can influence our reported results since approximately 48% of our sales are denominated in currencies other than the US dollar. The strengthening of the US dollar has negatively impacted comparisons of fiscal 2006 results to the prior year due to the translation of non-US dollar denominated subsidiary results.

Consolidated net sales increased by $40.7 million, or 17%, from $235.3 million for the three months ended February 28, 2005 to $276.0 million for the three months ended February 28, 2006. Excluding sales from acquired businesses and the $9.6 million unfavorable impact of foreign currency exchange rate changes on translated results, fiscal 2006 second quarter consolidated net sales increased 8% as compared to the fiscal 2005 second quarter consolidated net sales. Excluding foreign currency exchange rate changes, fiscal 2006 second quarter core sales increased approximately 6% over the comparable prior year period. We define core sales growth as the year-over-year sales growth in both existing and acquired businesses.

Fiscal 2006 year-to-date consolidated net sales increased $125.0 million, or 29%, from $434.9 million in the comparable prior year period to $559.9 million in the current year. Excluding sales from acquired businesses and the $14.6 million unfavorable impact of foreign currency exchange rate changes on translated results, consolidated net sales during the six months ended February 28, 2006 increased 3% compared to the six months ended February 28, 2005. Excluding the impact of foreign currency exchange rate changes, core sales (as previously defined) for the first six months of fiscal 2006 increased 3%. Net sales fluctuations at the operating segment level are discussed in further detail below.

Consolidated earnings before income taxes and minority interest for the three months ended February 28, 2006 was $28.4 million, compared with $23.0 million for the three months ended February 28, 2005. Consolidated earnings before income taxes and minority interest for the six months ended February 28, 2006 was $59.9 million compared with $48.7 million for the six months ended February 28, 2005. The comparability between periods is impacted by acquisitions and the related financing activities, foreign currency exchange rate changes, and a one-time $2.0 million pre-tax gain in the prior year. The changes in consolidated earnings before income taxes and minority interest at the operating segment level are discussed in further detail below.

Tools & Supplies Segment Results

	Three Months Ended		Six Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Net sales	$174,577	$138,546	$355,883	$251,083
Cost of products sold	107,647	87,176	216,023	157,052

Gross profit	66,930	51,370	139,860	94,031
Gross profit margin	38.3%	37.1%	39.3%	37.5%
Selling, administrative and engineering expenses (“SAE”)	38,435	31,017	79,773	55,809
SAE as a percentage of net sales	22.0%	22.4%	22.4%	22.2%
Amortization of intangible assets	1,140	732	2,317	1,113

Operating profit	27,355	19,621	57,770	37,109
Operating profit margin	15.7%	14.2%	16.2%	14.8%
Other expense, net	192	55	762	330

Earnings before income tax expense and minority interest	$27,163	$19,566	$57,008	$36,779

Net sales increased by $36.1 million, or 26%, from $138.5 million for the three months ended February 28, 2005 to $174.6 million for the three months ended February 28, 2006. Excluding sales from acquired businesses and the $5.3 million unfavorable impact of foreign currency rate changes on translated results, sales grew 14% as a result of increased demand in both the industrial tools and the North American electrical businesses. The increase in the industrial tools business was positively impacted by an approximate $1.0 million shipment of bolting product to an existing customer and sales related to a large stadium roof project in China. Excluding the impact of foreign currency exchange rate changes, Tools & Supplies segment core sales (as previously defined) grew 11%.

Net sales for the six months ended February 28, 2006 increased $104.8 million, or 42%, to $355.9 million from $251.1 million for the six months ended February 28, 2005. Excluding sales from acquired businesses and the $7.9 million unfavorable impact of foreign currency rate changes on translated results, year-to-date sales increased 12% over the comparable prior year period. Consistent with the fiscal 2006 second quarter explanation above, this sales growth was driven by strong industrial tools and North American electrical growth. Excluding the impact of foreign currency exchange rate changes, Tools & Supplies core sales for the first six months of fiscal 2006 increased 10%.

Gross profit increased by $15.5 million, or 30%, from $51.4 million for the three months ended February 28, 2005 to $66.9 million for the three months ended February 28, 2006 due to higher sales and gross margin expansion. Excluding the $1.7 million unfavorable impact of foreign currency rate changes on translated results, gross profit increased 34%. Gross profit increased by $45.9 million, or 49%, from $94.0 million for the six months ended February 28, 2005 to $139.9 million for the six months ended February 28, 2006 also due to higher sales and gross margin expansion. Excluding the $2.5 million unfavorable impact of foreign currency rate changes on translated results, gross profit increased 51%. Gross profit margins increased from 37.1% during the three months ended February 28, 2005 to 38.3% for the three months ended February 28, 2006, and similarly from 37.5% during the six months ended February 28, 2005 to 39.3% for the six months ended February 28, 2006. These margin increases are the result of favorable sales mix, increased production, and various cost reduction initiatives, such as low cost country sourcing.

SAE increased by $7.4 million, or 24%, from $31.0 million for the three months ended February 28, 2005 to $38.4 million for the three months ended February 28, 2006. SAE increased by $24.0 million, or 43%, from $55.8 million for the six months ended February 28, 2005 to $79.8 million for the six months ended February 28, 2006. Excluding the impact of acquisitions and changes in foreign currency exchange rates, SAE increased 2% and 8% during the three and six months ended February 28, 2006 due primarily to increased incentive compensation expense on strong operating results and variable selling expense on incurred sales levels.

Amortization expense increased in the current year due to expense recognized on the amortizable intangible assets added with the business acquisitions.

Engineered Solutions Segment Results

	Three Months Ended		Six Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Net sales	$101,442	$96,721	$204,012	$183,861
Cost of products sold	77,311	73,701	153,333	139,701

Gross profit	24,131	23,020	50,679	44,160
Gross profit margin	23.8%	23.8%	24.8%	24.0%
Selling, administrative and engineering expenses (“SAE”)	12,366	11,675	26,543	20,529
SAE as a percentage of net sales	12.2%	12.1%	13.0%	11.2%
Amortization of intangible assets	634	543	1,242	753

Operating profit	11,131	10,802	22,894	22,878
Operating profit margin	11.0%	11.2%	11.2%	12.4%
Other expense, net	—	3	302	620

Earnings before income tax expense and minority interest	$11,131	$10,799	$22,592	$22,258

Engineered Solutions net sales increased by $4.7 million, or 5%, from $96.7 million for the three months ended February 28, 2005 to $101.4 million for the three months ended February 28, 2006. Excluding sales from acquired businesses and the $4.3 million unfavorable impact of foreign currency rate changes on translated results, sales decreased 1% due to expected declines in the recreational vehicle (“RV”) market sales, offset by increases in automotive convertible top market sales. Sales to the RV market decreased 14% during the fiscal 2006 second quarter versus the comparable period in fiscal 2005 due to continued weak demand from RV original equipment manufacturers (“OEM”) and retail dealers, although this is an improvement from the 25% decrease experienced in the fiscal first quarter. RV production by OEMs has been slow due to lower consumer confidence, partially attributable to higher fuel and interest costs. Excluding foreign currency exchange rate changes, the automotive convertible top actuation business realized a year-over-year sales increase of 5% during the three months ended February 28, 2006 due to two convertible top platforms launches that occurred in the second quarter and the ramp-up of two launches that occurred in the first quarter. We expect the growth in this business to accelerate over the next two quarters, with year-over-year sales growth in excess of 40% in both the fiscal third and fourth quarters, as these launches ramp up to expected production volumes. Excluding the impact of foreign currency exchange rate changes, Engineered Solutions segment core sales (as previously defined) decreased 1%, primarily reflecting the lower RV market sales somewhat offset by increased shipments to the automotive convertible top and other Engineered Solutions markets.

Net sales increased $20.1 million, or 11%, from $183.9 million for the six months ended February 28, 2005 to $204.0 million for the six months ended February 28, 2006. Excluding sales from acquired businesses and the $6.7 million unfavorable impact of foreign currency rate changes on translated results, sales decreased 9%. The sales decline on a year-to-date basis includes year-over-year declines in the RV and automotive convertible top actuation market sales partially offset by increases in the truck cab-tilt system, industrial cylinder and hardware markets. Excluding the impact of foreign currency exchange rate changes, Engineered Solutions core sales for the first six months of fiscal 2006 decreased 7% over the comparable prior year period, with the decrease attributable to the same factors described above.

Gross profit increased by $1.1 million, or 5%, from $23.0 million for the three months ended February 28, 2005 to $24.1 million for the three months ended February 28, 2006 primarily due to increased sales. Excluding the $0.8 million unfavorable impact of foreign currency rate changes on translated results, gross profit increased 8%. Gross profit increased by $6.5 million, or 15%, from $44.2 million for the six months ended February 28, 2005 to $50.7 million for the six months ended February 28, 2006 primarily due to increased sales. Gross profit margins remained flat at 23.8% during the three months ended February 28, 2005 and 2006, and increased from 24.0% during the six months ended February 28, 2005 to 24.8% for the six months ended February 28, 2006. Gross profit margins increased due to the impact of higher combined gross profit margins at acquired businesses more than offsetting lower gross profit margins in the RV and automotive businesses. The lower margins in the RV and automotive businesses resulted from automotive start-up inefficiencies associated with the four new platforms introduced and reduced fixed cost absorption from the decrease in RV production volumes.

SAE increased by $0.7 million, or 6%, from $11.7 million for the three months ended February 28, 2005 to $12.4 million for the three months ended February 28, 2006, and $6.0 million, or 29%, from $20.5 million for the six months ended February 28, 2005 to $26.5 million for the six months ended February 28, 2006. Excluding the impact of acquisitions and changes in foreign currency exchange rates, SAE decreased 7% and increased 4% during the three and six months ended February 28, 2006. The decrease in the three months ended February 28, 2006 is the result of lower incentive compensation expense and variable selling expense on incurred sales levels in the RV business. The increase in the six months ended February 28, 2006 is the result of increased spending to support the new automotive platforms and growth initiatives in this segment.

Amortization expense increased in the current year due to expense recognized on the amortizable intangible assets added with the business acquisitions.

General Corporate Results

	Three Months Ended		Six Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Selling, administrative and engineering expenses (“SAE”)	$3,632	$3,485	$7,599	$6,639
Financing costs, net	6,084	3,907	12,151	5,845
Other expense/(income), net	133	(18)	(41)	(2,129)

Loss before income tax expense and minority interest	$(9,849)	$(7,374)	$(19,709)	$(10,355)

General corporate SAE expense increased for the periods presented due to additional expenses to support acquisition and Sarbanes-Oxley compliance activities.

All debt is considered to be for general corporate purposes, thus, financing costs have not been allocated to the reportable segments. The significant increase in financing costs during the three and six months ended February 28, 2006 versus the comparable prior year period reflects the interest expense on the debt incurred for fiscal 2005 acquisitions and a 200 basis point increase in LIBOR over the past twelve months. See “Liquidity and Capital Resources” below for further information.

Other expense/(income) decreased during the six months ended February 28, 2006 due to a $2.0 million gain related to the early termination of an agreement with a former subsidiary, which was recorded in the first quarter of fiscal year 2005.

Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, and our ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for the three and six months ended February 28, 2006, was 32.2% and 32.4% compared to 34.9% and 34.6% during the three and six months ended February 28, 2005. The effective income tax rate was lower in the three and six months ended February 28, 2006 as a result of the mix of revenue taxed at lower statutory tax rates, tax minimization planning, and the realization of benefits on certain net operating losses that previously had not been benefited in various countries.

Restructuring Reserves

The Company committed to integration plans to restructure portions of Kopp’s operations during the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs. The remaining accrued severance costs at February 28, 2006 will be paid to former employees over the next 12 months as dictated by contractual arrangements with those employees.

A rollforward of the severance reserve follows (in thousands):

Accrued severance costs as of August 31, 2005	$1,558
Cash payments	(546)
Currency impact	(60)

Accrued severance costs as of February 28, 2006	$952

Liquidity and Capital Resources

Cash and cash equivalents totaled $11.0 million and $10.4 million at February 28, 2006 and August 31, 2005, respectively. Our goal is to maintain low cash balances, utilizing excess cash to reduce debt in an effort to minimize financing costs.

The Company generated cash from operating activities of $35.0 million during the six months ended February 28, 2006, compared to $24.0 million during the six months ended February 28, 2005. Operating cash flow for the first half of fiscal 2005 benefited from a $19 million increase in our accounts receivable securitization program due to the inclusion of KCI accounts receivable in the program. This benefit is partially offset in the six-month operating cash flow amounts for fiscal 2005 by the impact of the $15.8 million reimbursement of funds to a former subsidiary. The operating cash flows for the first half of fiscal 2006 are primarily the result of strong earnings partially offset by seasonal working capital fluctuations. Our operating cash flow during the second half of the fiscal year is typically stronger than the first two fiscal quarters due to the seasonal build-up of primary working capital during the first half of the fiscal year.

Cash used in investing activities totaled $19.1 million and $292.3 million during the six months ended February 28, 2006 and February 28, 2005, respectively. During the six months ended February 28, 2006, capital expenditures were $9.9 million as compared to $7.9 million during the six months ended February 28, 2005. Capital expenditures have increased during fiscal 2006 due to continued growth in the automotive business to support the introduction of new convertible models as well as businesses acquired during the current year. During the first six months of fiscal 2006, the Company used $9.4 million to fund the closing of the BEP Marine acquisition and make earnout payments related to previous acquisitions. The Company used $287.1 million to fund the closing of the Yvel, Sperry, Key Components, Inc. and Hedley Purvis acquisitions during the first six months of fiscal 2005.

Net cash used by financing activities totaled $15.1 million during the six months ended February 28, 2006. During the six months ended February 28, 2006, cash used to pay down debt totaled $15.1 million, while an additional $2.2 million was used to fund the cash dividend paid in the first quarter of fiscal 2006. Net cash provided by financing activities totaled $266.0 million during the six months ended February 28, 2005, primarily related to the proceeds from the issuance of term loans of $250.0 million and $134.4 million of Class A common stock, both related to acquisition activity in the second quarter of fiscal 2005.

The Company uses primary working capital as a percentage of sales as a key indicator of cash flow management performance. We define this metric as the sum of net accounts receivable, outstanding balances on the accounts receivable securitization facility, and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric:

	February 28, 2006	PWC %	February 28, 2005	PWC %
Accounts receivable, net	$147,657		$129,445
Accounts receivable securitization	44,299		43,905

Total accounts receivable	191,956	17.4%	173,350	17.0%
Inventory, net	141,543	12.8%	143,996	14.1%
Accounts payable	(90,812)	(8.2)%	(82,568)	(8.1)%

Net primary working capital	$242,687	22.0%	$234,778	23.0%

Our net primary working capital percentage declined year-over-year from 23.0% to 22.0%, reflecting efforts to manage asset efficiency. Our accounts receivable percentage increased from 17.0% to 17.4% due to longer payment terms in industries served by the Hydratight Sweeney business, which was acquired in the third quarter of fiscal 2005. Inventory performance has improved as we continue to drive our LEAD processes to reduce inventory levels. Accounts payable levels as a percentage of sales were consistent between the two periods.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $7.8 million at February 28, 2006. The future undiscounted minimum lease payments for these leases are as follows: $1.1 million in calendar 2006 through 2010; and $6.1 million thereafter. During the first quarter of fiscal 2006, the Company was released from its guarantee on one building lease, resulting in a decrease in both the discounted future minimum lease payments and the undiscounted minimum lease payments.

As more fully discussed in Note 4, “Accounts Receivable Financing” in the Notes to Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization program. Trade receivables sold and being serviced by the Company were $44.3 million and $43.8 million at February 28, 2006 and August 31, 2005, respectively. If the Company had discontinued this securitization program at February 28, 2006 it would have been required to borrow approximately $44.3 million to finance the working capital increase. Total capacity under the securitization program is $55.0 million.

The Company had outstanding letters of credit of $5.1 million and $6.6 million at February 28, 2006 and August 31, 2005, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested businesses.

Timing of Commitments

The timing of payments due under the Company’s commitments is as follows:

Contractual Obligations (a)

Years Ended August 31,	Debt Obligations	Operating Lease Obligations (b)	Total
2006	$46	$16,318	$16,364
2007	18,842	13,690	32,532
2008	37,558	10,779	48,337
2009	106,250	8,430	114,680
2010	114,998	7,332	122,330
Thereafter	150,000	25,930	175,930

Total	$427,694	$82,479	$510,173

(a)	The above table excludes the additional payments for acquisition earn-out payments, as the exact amount and timing of payments is not known. In addition, interest payments on debt obligations are not included in the above table.
(b)	The Company’s purchase obligations generally relate to amounts due under contracts with third party service providers. These contracts are primarily for real estate leases, information technology services, including software and hardware support services and leases, and telecommunications services. Those purchase obligations, such as leases, that are not cancelable are included in the table. The Company routinely issues purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor, and as such, they are excluded from the contractual obligations table.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. To reduce such risks, the Company selectively uses financial instruments and other proactive management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading or speculative purposes.

A discussion of the Company’s accounting policies for derivative financial instruments is included within Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s fiscal 2005 Annual Report on Form 10-K.

Currency Risk —The Company has exposure to foreign currency exchange fluctuations. Approximately 48% and 51% of its revenues for the six months ended February 28, 2006 and the year ended August 31, 2005, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 81% were denominated in euros, with the majority of the remainder denominated in various Asian and other European currencies. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

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

Interest Rate Risk —The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are based on LIBOR and EURIBOR interest rates. For example, LIBOR increased approximately 200 basis points during the twelve month period ended February 28, 2006. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At February 28, 2006 the Company was a party to interest rate swap agreements that convert $100 million of floating rate debt to a fixed rate of interest. An increase or decrease of 25 basis points in the applicable interest rates on unhedged variable rate debt at February 28, 2006 would result in a change in pre-tax interest expense of approximately $0.6 million on an annual basis.

Commodity Risk —We source a wide variety of materials and components from a network of global suppliers. While such goods are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on the Company’s results. We have seen more inflation in fiscal 2006 as compared to the prior year at this time. While the Company strives to pass along such commodity price increases to customers to avoid profit margin erosion, we were not successful in accomplishing this in all cases. In addition, LEAD initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. The Company has not entered into any derivative contracts to hedge its exposure to commodity risk in fiscal years 2006 or 2005.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). During the second quarter ended February 28, 2006 a new enterprise resource planning (“ERP”) system was implemented at one of three plants included in a business unit that comprises less than 10% of our total sales. The remaining two plants will go live on the same new system before the end of fiscal 2006. Other than the ERP system implementation, there have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3 and 5 are inapplicable and have been omitted.

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on January 13, 2006 to elect a board of eight directors and vote on two additional proposals. Each director nominee was elected. The number of votes for each nominee is set forth below:

	Share Votes For	Share Votes Withheld
Robert C. Arzbaecher	24,438,306	665,609
Gustav H.P. Boel	24,716,824	387,091
Thomas J. Fischer	23,812,020	1,291,895
William K. Hall	24,118,908	985,007
Kathleen J. Hempel	24,152,795	951,120
Robert A. Peterson	24,075,432	1,028,483
William P. Sovey	24,650,355	453,560
Larry D. Yost	24,712,056	391,859

In addition, the following proposals were voted on at the January 13, 2006 annual meeting:

Proposal to approve the Outside Directors Stock Plan

For	Against	Abstain	Withheld
21,171,067	2,338,792	57,107	1,536,949

Proposal to amend the 2002 Stock Plan

For	Against	Abstain	Withheld
21,434,784	2,075,290	56,892	1,536,949

Item 6 – Exhibits

(a)	Exhibits

See “Index to Exhibits” on page 23, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: April 6, 2006	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED February 28, 2006

INDEX TO EXHIBITS

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