Form 10-Q
period 2006-05-31
ACTUANT CORP
filed 2006-07-10
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

The number of shares outstanding of the registrant’s Class A Common Stock as of June 30, 2006 was 27,280,427.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions, variation in demand from customers, the impact of geopolitical activity on the economy, continued market acceptance of the Company’s new product introductions, the successful integration of business unit acquisitions, restructuring actions, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material and labor cost increases, foreign currency fluctuations, interest rate risk and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Net sales	$316,662	$271,733	$876,557	$706,677
Cost of products sold	210,767	185,071	580,123	481,824

Gross profit	105,895	86,662	296,434	224,853

Selling, administrative and engineering expenses	61,171	51,174	175,086	134,151
Amortization of intangible assets	1,884	1,610	5,443	3,476

Operating profit	42,840	33,878	115,905	87,226

Financing costs, net	6,785	4,936	18,936	10,781
Other expense (income), net	659	435	1,682	(744)

Earnings before income tax expense and minority interest	35,396	28,507	95,287	77,189

Income tax expense	8,636	8,744	28,015	25,572
Minority interest, net of income taxes	(27)	(234)	(81)	(519)

Net earnings	$26,787	$19,997	$67,353	$52,136

Earnings per share:
Basic	$0.99	$0.74	$2.49	$2.03
Diluted	$0.86	$0.66	$2.19	$1.79
Weighted average common shares outstanding:
Basic	27,150	26,956	27,091	25,663
Diluted	31,717	31,438	31,591	30,165

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	May 31, 2006	August 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$19,212	$10,356
Accounts receivable, net of allowances for losses of $7,882 and $7,859, respectively	164,835	131,185
Inventories, net	151,571	135,960
Deferred income taxes	15,428	14,974
Other current assets	8,830	6,838

Total current assets	359,876	299,313

Gross property, plant and equipment	222,084	194,031
Less: Accumulated depreciation	(126,489)	(110,152)

Property, plant and equipment, net	95,595	83,879

Goodwill	491,886	428,285
Other intangible assets, net	203,802	175,001
Other long-term assets	13,114	9,857

Total assets	$1,164,273	$996,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$66	$21
Trade accounts payable	113,502	89,506
Accrued compensation and benefits	41,436	32,663
Income taxes payable	19,111	15,049
Current maturities of long-term debt	9,523	136
Other current liabilities	50,658	51,360

Total current liabilities	234,296	188,735

Long-term debt, less current maturities	469,649	442,661
Deferred income taxes	68,009	58,783
Pension and postretirement benefit liabilities	42,344	41,192
Other long-term liabilities	17,305	20,131

Shareholders’ equity:
Class A common stock, $0.20 par value, authorized 42,000,000 shares, issued and outstanding 27,280,354 and 27,047,107 shares, respectively	5,456	5,410
Additional paid-in capital	(361,998)	(372,327)
Retained earnings	699,385	632,032
Stock held in trust	(1,314)	(1,166)
Deferred compensation liability	1,314	1,166
Accumulated other comprehensive loss	(10,173)	(20,282)

Total shareholders’ equity	332,670	244,833

Total liabilities and shareholders’ equity	$1,164,273	$996,335

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2006	2005
Operating Activities
Net earnings	$67,353	$52,136
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,923	16,245
Amortization of debt issuance costs	1,089	936
Stock-based compensation expense	3,648	3,168
Provision for deferred income taxes	(802)	(475)
Loss (gain) on disposal of assets	(275)	(151)
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	(22,375)	(11,753)
Increase in accounts receivable securitization program	4,250	21,070
Inventories	(8,198)	(5,513)
Prepaid expenses and other assets	(1,727)	3,085
Trade accounts payable	18,022	(1,548)
Income taxes payable	5,831	(448)
Reimbursement of tax refund to former subsidiary	—	(15,837)
Other accrued liabilities	3,138	(8,889)

Net cash provided by operating activities	$89,877	$52,026

Investing Activities
Proceeds from sale of property, plant and equipment	$589	$2,839
Capital expenditures	(15,465)	(11,505)
Cash paid for business acquisitions, net of cash acquired	(104,876)	(381,955)

Net cash used in investing activities	$(119,752)	$(390,621)

Financing Activities
Net borrowings on revolving credit facilities and short-term borrowings	$36,481	$17,881
Proceeds from issuance of term loans	—	250,000
Proceeds from euro-denomination acquisition loan	—	19,602
Principal payments on term loans	—	(3,045)
Retirement of KCI 10.5% Bonds	—	(82,800)
Debt issuance costs	—	(2,300)
Net proceeds from Class A common stock offering	—	134,360
Cash dividend	(2,165)	—
Tax benefit from stock-based compensation	2,149	3,548
Stock option exercises and other	1,991	2,056

Net cash provided by financing activities	$38,456	$339,302

Effect of exchange rate changes on cash	$275	$144

Net increase in cash and cash equivalents	$8,856	$851

Cash and cash equivalents – beginning of period	10,356	6,033

Cash and cash equivalents – end of period	$19,212	$6,884

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2006.

Prior year financial statements have been reclassified where appropriate to conform to current year presentations. In addition, prior year financial statements have been restated due to the adoption of SFAS No. 123(R) “Accounting for Stock Based Compensation” in the fourth quarter of fiscal 2005. See Note 9, “Stock Based Compensation” for further information.

Note 2. Acquisitions

The Company completed two business acquisitions during the third quarter of fiscal 2006, one during the second quarter of fiscal 2006 and five business acquisitions during the fiscal year ended August 31, 2005, all of which resulted in the recognition of goodwill in the Company’s Condensed Consolidated Financial Statements. The Company allocated the purchase price of the two acquisitions completed in the third quarter of fiscal 2006 to the acquired assets and liabilities of those companies based on preliminary valuations provided by a third party. We will continue to evaluate the initial purchase price allocations for the acquisitions completed in fiscal 2006, and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

On April 28, 2006, the Company acquired all of the outstanding stock of Precision Sure-Lock (“PSL”) for $42.3 million, net of cash acquired. PSL, based in Dallas, Texas, has a leading U.S. market position in the concrete pre- and post-tensioning product market. PSL produces one-time use and reusable chucks and wedges, stressing jacks, and anchors used in residential, commercial, and public works concrete construction, underground mining, and ground stabilization. PSL is in our Tools and Supplies segment. The preliminary purchase price allocation resulted in $27.3 million assigned to goodwill (which is not currently deductible for tax purposes), $8.5 million assigned to tradenames, and $5.4 million assigned to customer relationships. The amount assigned to customer relationships will be amortized over 20 years.

On April 21, 2006, the Company acquired all of the outstanding stock of D. L. Ricci (“Ricci”) for $52.7 million, net of cash acquired. Ricci, based in Red Wing, Minnesota, is a leader in selling and renting portable machining equipment and providing industrial field service for power plants, refineries, chemical plants, offshore drilling rigs, mines and other heavy duty facilities primarily in North America. Ricci’s machining products and services complement the product and service offerings of our Hydratight business, which provides bolting products and services to the same industries. Ricci is in our Tools and Supplies segment. The preliminary purchase price allocation resulted in $24.9 million assigned to goodwill (which is currently deductible for tax purposes in the United States), $5.0 million assigned to tradenames, $5.1 million assigned to patents, $0.6 million assigned to non-compete agreements and $9.8 million assigned to customer relationships. The amounts assigned to patents, non-compete agreements and customer relationships will be amortized over periods of 15, 5 and 20 years, respectively.

On December 16, 2005, the Company acquired all of the outstanding stock of B.E.P. Marine Limited (“B.E.P. Marine” or the “B.E.P. acquisition) for $7.6 million of cash. B.E.P. Marine, based in Auckland, New Zealand, is a leading provider of AC and DC control panels, digital monitoring systems, battery switches and battery distribution products, waterproof switch panels, and gas detectors primarily to original equipment manufacturer (OEM) boat builders and the marine aftermarket. B.E.P. Marine’s product offerings complement the existing line of products offered by our Recreational Group in the Tools & Supplies segment. The preliminary purchase price allocation resulted in $3.9 million assigned to goodwill (which is not currently deductible for tax purposes), $0.9 million assigned to tradenames, $0.6 million assigned to patents, and $0.7 million assigned to customer relationships. The amounts assigned to patents and customer relationships will be amortized over periods of 11 years and 10 years, respectively.

On May 17, 2005, the Company acquired all of the outstanding stock of Hydratight Sweeney (“Hydratight Sweeney” or the “Hydratight Acquisition”) for $94.4 million, net of cash acquired. During the second quarter of fiscal 2006, a purchase accounting adjustment was made to increase goodwill and decrease the customer relationship intangible asset. The adjustment reflects changes in the underlying third-party valuations completed for the Hydratight Acquisition. The amount assigned to goodwill increased by $3.2 million to $53.9 million as a result of this adjustment.

The following unaudited pro forma results of operations of the Company for the three and nine months ended May 31, 2006 and 2005, respectively, give effect to all acquisitions completed since September 1, 2004 as though the transactions had occurred on September 1, 2004.

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net sales:
As reported	$316,662	$271,733	$876,557	$706,677
Pro forma	325,969	297,931	912,513	876,013

Net earnings:
As reported	$26,787	$19,997	$67,353	$52,136
Pro forma	27,588	21,696	69,676	61,709

Basic earnings per share:
As reported	$0.99	$0.74	$2.49	$2.03
Pro forma	1.02	0.80	2.57	2.30

Diluted earnings per share:
As reported	$0.86	$0.66	$2.19	$1.79
Pro forma	0.89	0.71	2.26	2.03

The nine months ended May 31, 2005 includes a $2.0 million pre-tax gain ($0.04 per diluted share) related to the early termination of an agreement with a former subsidiary, which was recorded in the first quarter of fiscal year 2005. In addition the three months ended May 31, 2006 and 2005 include favorable tax adjustments of $0.08 and $0.02 per diluted share, respectively, which also impacts the year-to-date results (See footnote 16). These items impact the comparability of the pro forma results presented above.

Note 3. Restructuring Reserves

The Company committed to integration plans to restructure portions of the German electrical operations upon its acquisition in the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs. The remaining accrued severance costs at May 31, 2006 will be paid to former employees over the next 12 months pursuant to contractual arrangements.

A rollforward of the severance reserve follows (in thousands):

Accrued severance costs as of August 31, 2005	$1,558
Cash payments	(708)
Currency impact	16

Accrued severance costs as of May 31, 2006	$866

Note 4. Accounts Receivable Financing

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. Book value of accounts receivable in the accompanying balance sheet is comprised of the gross accounts receivable retained interest less a reserve for doubtful accounts, which is calculated based on a review of the specific receivable issues and supplemented by a general reserve based on past write-off history. The retained interest recorded at May 31, 2006 and August 31, 2005 is $38.7 million and $29.9 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The securitization program has a final maturity in May 2007, subject to annual renewal by the Purchaser. The Company amended its securitization program in May 2006 to increase capacity from $55 million to $60 million, and to include trade accounts receivable from acquired business. Trade accounts receivables sold and being serviced by the Company totaled $48.1 million and $43.8 million at May 31, 2006 and August 31, 2005, respectively.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $90.8 million and $272.7 million for the three and nine months ended May 31, 2006, respectively, and $87.1 million and $200.7 million for the three and nine months ended May 31, 2005, respectively. Cash collections of trade accounts receivable balances in the total receivable pool, which includes participating interests sold to the Purchaser and the retained interest, totaled $143.4 million and $430.4 million for the three and nine months ended May 31, 2006, respectively, and $127.4 million and $305.3 million for the three and nine months ended May 31, 2005, respectively.

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

	Balance Outstanding		Balance Outstanding 60 Days or More Past Due
					Net Credit Losses
					Nine Months Ended
	May 31, 2006	August 31, 2005	May 31, 2006	August 31, 2005	May 31, 2006	May 31 2005
Trade accounts receivable subject to securitization program	$86,824	$73,784	$5,287	$5,286	$486	$312
Trade accounts receivable balances sold	48,108	43,839

Retained interest	$38,716	$29,945

Accounts receivable financing costs of $0.7 million and $1.7 million for the three and nine months ended May 31, 2006, respectively, and $0.5 million and $0.9 million for the three and nine months ended May 31, 2005, respectively, are included in financing costs in the accompanying Condensed Consolidated Statements of Earnings.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended May 31, 2006 are as follows:

	Tools & Supplies Segment	Engineered Solutions Segment	Total
Balance as of August 31, 2005	$240,976	$187,309	$428,285
Business acquisitions	56,777	228	57,005
Purchase accounting adjustments	3,821	(215)	3,606
Foreign currency impact	2,853	137	2,990

Balance as of May 31, 2006	$304,427	$187,459	$491,886

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of May 31, 2006 and August 31, 2005 are as follows:

	May 31, 2006			August 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer Relationships	$78,573	$6,677	$71,896	$65,556	$3,413	$62,143
Patents	37,344	14,007	23,337	31,303	12,197	19,106
Trademarks	6,309	2,442	3,867	6,273	2,103	4,170
Non-compete agreements	1,592	547	1,045	832	425	407
Other	807	336	471	1,083	273	810

Total	$124,625	$24,009	$100,616	$105,047	$18,411	$86,636

Amortization expense recorded on the intangible assets listed above was $1.9 million and $5.4 million for the three and nine months ended May 31, 2006, respectively, and $1.6 million and $3.5 million for the three and nine months ended May 31, 2005, respectively. The Company estimates that amortization expense will approximate $7.4 million for the fiscal year ended August 31, 2006. Amortization expense for future years is estimated as follows: $8.2 million in fiscal 2007, $8.0 million in fiscal 2008, $7.9 million in 2009, $7.7 million in fiscal 2010, $7.3 million in fiscal 2011 and $59.5 million thereafter.

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of May 31, 2006 and August 31, 2005 are $103.2 million and $88.4 million, respectively. These assets are comprised of acquired tradenames and have increased due to current year acquisitions.

Note 6. Accrued Product Warranty Costs

The Company recognizes the cost associated with product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty during the nine months ended May 31, 2006 and 2005:

	Nine Months Ended May 31,
	2006	2005
Beginning balance	$6,307	$4,729
Provision for warranties	4,029	3,413
Warranty payments and costs incurred	(4,633)	(3,340)
Warranty reserves of acquired business	434	1,968
Currency impact	66	12

Ending balance	$6,203	$6,782

Note 7. Debt

The Company’s indebtedness, as of May 31, 2006 and August 31, 2005 was as follows:

	May 31, 2006	August 31, 2005
Senior credit facility
Revolving credit facility (“Revolver”)	$44,500	$23,110
Term loan	250,000	250,000
Commercial paper	34,454	19,405
Other	218	282

Sub-total – Senior indebtedness	329,172	292,797

Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	150,000

Total debt, excluding short-term borrowings	479,172	442,797
Less: current maturities of long-term debt	(9,523)	(136)

Total long-term debt, less current maturities	$469,649	$442,661

Short-term borrowings	$66	$21

During the quarter ended May 31, 2006, the Company obtained an amendment to reduce the borrowing spreads and Revolver non-use fees under the senior credit facility. Of the $250 million in outstanding term loans under the senior credit facility, $150.0 million bore interest at a rate of 6.04%, which represented LIBOR plus a borrowing spread of 1.0%. As discussed in Note 8, “Derivatives,” the remaining $100.0 million of term loans bear a fixed rate of interest of 4.10% plus the applicable borrowing spread (1.00% at May 31, 2006) until maturity. Borrowings under the Revolver bear interest at LIBOR plus a borrowing spread of 1.00%, resulting in an interest rate of 6.00% at May 31, 2006. All senior credit facility borrowings are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the Revolver. At May 31, 2006, the non-use fee was 0.20%. The senior credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, dividends and other restricted payments. As of May 31, 2006 the Company was in compliance with all debt covenants.

There were $34.5 million of commercial paper borrowings outstanding at May 31, 2006, all of which had original maturity terms of 91 days or less and had a weighted interest rate of 5.20%, including issuance fees. Total commercial paper outstanding cannot exceed $75.0 million under the terms of the senior credit facility. The Revolver provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balance under the Revolver and commercial paper cannot exceed $250.0 million. The unused and available credit line under the Revolver at May 31, 2006 was approximately $171 million.

Note 8. Derivatives

All derivatives are recognized on the balance sheet at their estimated fair value. In January 2005, the Company entered into interest rate swap contracts that have a total notional value of $100.0 million and have maturity dates of December 22, 2009. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate of 4.10%. These interest rate swap contracts were entered into to convert $100.0 million of the $250.0 million variable rate term loan under the senior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts was $4.3 million and $0.3 million at May 31, 2006 and August 31, 2005, respectively, which the Company recorded as a long-term asset in the accompanying Condensed Consolidated Balance Sheets.

The Company is not party to any other material derivative contracts at May 31, 2006.

Note 9. Stock Based Compensation

The Company adopted SFAS No. 123(R) “Accounting for Stock Based Compensation” in the fourth quarter of fiscal 2005, utilizing the modified retrospective method of adoption. Under this adoption method, the first three quarters of fiscal 2005 were restated during the fourth quarter to reflect expense for stock based compensation. Stock based compensation is calculated by estimating the fair value of incentive stock options granted and amortizing the estimated value over the stock options’ vesting period. Stock based compensation expense was $1.5 million and $3.6 million for the three and nine months ended May 31, 2006, respectively, and $1.2 million and $3.2 million for the three and nine months ended May 31, 2005, respectively.

Note 10. Employee Benefit Plans

The Company provides defined benefit pension and other postretirement benefits to certain employees of domestic businesses it acquired that were entitled to those benefits prior to acquisition. At May 31, 2006 and August 31, 2005, the defined benefit plans consisted of three plans. Most of the domestic defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits.

At May 31, 2006 and August 31, 2005, the postretirement medical plans consisted of four plans, all of which are unfunded. Two of the plans require individuals receiving medical benefits under the plan to make contributions to defray a portion of the cost, and these retiree contributions are adjusted annually. The other two plans do not require retiree contributions.

The Company maintains defined benefit pension plans for certain employees in various foreign countries. At May 31, 2006 and August 31, 2005, the defined benefit pension plans consisted of eight separate plans. Unlike existing U.S. pension plans, future benefits are earned with respect to the foreign plans.

Components of net periodic benefit costs were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Domestic Defined Benefit Pension Plans
Service cost	$19	$141	$57	$236
Interest cost	524	554	1,572	1,231
Expected return on assets	(607)	(602)	(1,820)	(1,301)
Amortization of actuarial loss	111	108	333	325

Net periodic benefit cost	$47	$201	$142	$491

Domestic Postretirement Medical Benefit Plans
Service cost	$6	$4	$17	$12
Interest cost	59	70	176	186
Amortization of actuarial gain	(98)	(97)	(293)	(291)

Net periodic benefit credit	$(33)	$(23)	$(100)	$(93)

Foreign Defined Benefit Pension Plans
Service cost	$161	$116	$483	$347
Interest cost	279	274	838	767
Expected return on assets	(66)	(45)	(200)	(83)
Amortization of actuarial (gain) loss	26	(1)	79	(2)

Net periodic benefit cost	$400	$344	$1,200	$1,029

For domestic defined benefit pension plans, the Company expects to contribute approximately $0.1 million in aggregate during fiscal 2006. The Company contributed $0.4 million to a domestic defined benefit pension plan during the nine months ended May 31, 2005. Postretirement medical claims and a majority of foreign defined pension benefits are paid as incurred.

Note 11. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Numerator:
Net earnings, as reported, for basic earnings per share	$26,787	$19,997	$67,353	$52,136
Plus: 2% Convertible Notes financing costs, net of taxes	611	611	1,833	1,833

Net earnings, for diluted earnings per share	$27,398	$20,608	$69,186	$53,969

Denominator:

Weighted average common shares outstanding for basic earnings per share	27,150	26,956	27,091	25,663
Net effect of stock options and restricted stock based on the treasury stock method using average market price	809	724	742	744
Net effect of 2% Convertible Notes based on the if-converted method	3,758	3,758	3,758	3,758

Weighted average common and equivalent shares outstanding for diluted earnings per share	31,717	31,438	31,591	30,165

Basic earnings per share	$0.99	$0.74	$2.49	$2.03
Diluted earnings per share	$0.86	$0.66	$2.19	$1.79

Note 12. Accumulated Other Comprehensive Income

Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets consists of the following:

	May 31, 2006	August 31, 2005
Accumulated foreign currency translation adjustments	$(4,680)	$(12,283)
Additional minimum pension liability, net of tax	(8,026)	(8,026)
Fair value of interest rate swaps, net of tax	2,777	349
Other items, net of taxes	(244)	(322)

Accumulated other comprehensive loss	$(10,173)	$(20,282)

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

The following tables summarize financial information by reportable segment.

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net Sales:
Tools & Supplies	$192,580	$158,211	$548,463	$409,295
Engineered Solutions	124,082	113,522	328,094	297,382

Total	$316,662	$271,733	$876,557	$706,677

Earnings (Loss) Before Income Tax Expense and Minority Interest:
Tools & Supplies	$31,870	$21,813	$88,878	$58,600
Engineered Solutions	14,328	15,636	36,920	37,888
General Corporate and Other	(10,802)	(8,942)	(30,511)	(19,299)

Total	$35,396	$28,507	$95,287	$77,189

	May 31, 2006	August 31, 2005
Assets:
Tools & Supplies	$710,356	$569,177
Engineered Solutions	388,135	372,197
General Corporate and Other	65,782	54,961

Total	$1,164,273	$996,335

The comparability of the segment data is impacted by acquisitions. Sperry, Hedley Purvis, Hydratight Sweeney, B.E.P. Marine, D.L. Ricci, and Precision Sure-Lock are included in the Tools & Supplies segment. Of the six businesses acquired in the KCI acquisition, four are included in the Engineered Solutions segment and two are included in the Tools & Supplies segment.

Corporate assets, which are not allocated, principally represent deferred income taxes, the retained interest in trade accounts receivable, and capitalized debt issuance costs.

Note 15. Contingencies and Litigation

The Company had outstanding letters of credit of $5.1 million and $6.6 million at May 31, 2006 and August 31, 2005, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested businesses.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $7.3 million at May 31, 2006. The future undiscounted minimum lease payments for these leases are as follows: $0.6 million in calendar 2006, $1.1 million in calendar 2007 through 2010; and $6.1 million thereafter. During the nine months ended May 31, 2006, the Company was released from its guarantee on one building lease, resulting in a decrease in both the discounted future minimum lease payments and the undiscounted minimum lease payments.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $2.1 million and $2.6 million were included in the Condensed Consolidated Balance Sheets at May 31, 2006 and August 31, 2005, respectively.

Note 16. Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, and our ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for the three and nine months ended May 31, 2006, was 24.4% and 29.4% compared to 30.7% and 33.1% during the three and nine months ended May 31, 2005. The effective income tax rate was lower in the three and nine months ended May 31, 2006 as a result of the mix of revenue taxed at lower statutory tax rates, tax minimization planning, and the realization of benefits on certain net operating losses that previously had not been benefited in various countries. In addition, the third quarter fiscal 2006 tax rate includes the benefit of tax reserve adjustments resulting from settling tax audits for amounts less than previously accrued, the lapsing of various tax statutes of limitations and favorable book provision to tax return adjustments. These tax reserve adjustments, and similar adjustments in the third quarter of fiscal 2005, resulted in diluted earnings per share of $0.08 and $0.02 for the three months ended May 31, 2006 and 2005, respectively.

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

Our long-term goal is to grow annual diluted earnings per share excluding unusual or non-recurring items (“EPS”) by 15% to 20% per year through the combination of both organic and acquisition growth. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our EPS growth goal. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund additional acquisitions and internal growth opportunities.

Results of Operations for the Three and Nine months Ended May 31, 2006 and 2005

The comparability of the operating results for the three and nine months ended May 31, 2006 to the prior year has been significantly impacted by acquisitions. Listed below are the acquisitions completed since September 1, 2004.

Business	Segment	Acquisition Date
Yvel S.A.	Engineered Solutions	September 16, 2004

A.W. Sperry Instruments, Inc.	Tools & Supplies	December 1, 2004

Key Components, Inc.		December 27, 2004
Power Distribution Products – Acme	Tools & Supplies
Aerospace & Defense – Acme	Engineered Solutions
Air Handling / Turbocharger Components – Gits	Engineered Solutions
Electrical Utility – Turner Electric	Engineered Solutions
Flexible Shafts – B.W. Elliott	Engineered Solutions
Specialty Electrical – Marinco and Guest	Tools & Supplies

Hedley Purvis Holdings Limited	Tools & Supplies	January 20, 2005

Hydratight Sweeney	Tools & Supplies	May 17, 2005

B.E.P. Marine Ltd.	Tools & Supplies	December 16, 2005

D. L. Ricci	Tools & Supplies	April 21, 2006

Precision Sure-Lock	Tools & Supplies	April 28, 2006

The results of operations for acquired businesses are included in the Company’s reported results of operations only since their respective acquisition dates. In addition to the impact of acquisitions on operating results, currency translation rates can influence our reported results since approximately 48% of our sales are denominated in currencies other than the US dollar. The strengthening of the US dollar has negatively impacted comparisons of fiscal 2006 results to the prior year due to the translation of non-US dollar denominated results.

Consolidated net sales increased by $45.0 million, or 17%, from $271.7 million for the three months ended May 31, 2005 to $316.7 million for the three months ended May 31, 2006. Excluding sales from acquired businesses and the $4.1 million unfavorable impact of foreign currency exchange rate changes on translated results, fiscal 2006 third quarter consolidated net sales increased 11% as compared to the fiscal 2005 third quarter consolidated net sales.

Fiscal 2006 year-to-date consolidated net sales increased $169.9 million, or 24%, from $706.7 million in the comparable prior year period to $876.6 million in the current year. Excluding sales from acquired businesses and the $18.9 million unfavorable impact of foreign currency exchange rate changes on translated results, consolidated net sales during the nine months ended May 31, 2006 increased 7% compared to the nine months ended May 31, 2005.

Consolidated earnings before income taxes and minority interest for the three months ended May 31, 2006 was $35.4 million, compared with $28.5 million for the three months ended May 31, 2005. Consolidated earnings before income taxes and minority interest for the nine months ended May 31, 2006 was $95.3 million compared with $77.2 million for the nine months ended May 31, 2005. The comparability between periods is impacted by acquisitions and the related financing activities, foreign currency exchange rate changes, and a one-time $2.0 million pre-tax gain in the prior year. The changes in consolidated earnings before income taxes and minority interest at the operating segment level are discussed in further detail below.

Tools & Supplies Segment Results

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net sales	$192,580	$158,211	$548,463	$409,295
Cost of products sold	116,796	100,798	332,819	257,846

Gross profit	75,784	57,413	215,644	151,449
Gross profit margin	39.4%	36.3%	39.3%	37.0%
Selling, administrative and engineering expenses (“SAE”)	42,066	34,440	121,839	90,247
SAE as a percentage of net sales	21.8%	21.8%	22.2%	22.0%
Amortization of intangible assets	1,238	1,050	3,556	2,163

Operating profit	32,480	21,923	90,249	59,039
Operating profit margin	16.9%	13.9%	16.5%	14.4%
Other expense, net	610	110	1,371	439

Earnings before income tax expense and minority interest	$31,870	$21,813	$88,878	$58,600

Net sales increased by $34.4 million, or 22%, from $158.2 million for the three months ended May 31, 2005 to $192.6 million for the three months ended May 31, 2006. Excluding sales from acquired businesses and the $2.3 million unfavorable impact of foreign currency rate changes on translated results, sales grew 10% as a result of increased market demand in both the industrial tools and the electrical businesses.

Net sales for the nine months ended May 31, 2006 increased $139.2 million, or 34%, to $548.5 million from $409.3 million for the nine months ended May 31, 2005. Excluding sales from acquired businesses and the $10.4 million unfavorable impact of foreign currency rate changes on translated results, year-to-date sales increased 13% over the comparable prior year period. Consistent with the fiscal 2006 third quarter explanation above, this sales growth was driven by strong industrial tools and electrical market demand.

Gross profit increased by $18.4 million, or 32%, from $57.4 million for the three months ended May 31, 2005 to $75.8 million for the three months ended May 31, 2006 due to higher sales and gross margin expansion. Excluding the $0.8 million unfavorable impact of foreign currency rate changes on translated results, gross profit increased 34%. Gross profit increased by $64.2 million, or 42%, from $151.4 million for the nine months ended May 31, 2005 to $215.6 million for the nine months ended May 31, 2006 also due to higher sales and gross margin expansion. Excluding the $3.3 million unfavorable impact of foreign currency rate changes on translated results, gross profit increased 46%. Gross profit margins increased from 36.3% during the three months ended May 31, 2005 to 39.4% for the three months ended May 31, 2006, and similarly from 37.0% during the nine months ended May 31, 2005 to 39.3% for the nine months ended May 31, 2006. These margin increases are the result of favorable sales mix, increased production, and various cost reduction initiatives, such as low cost country sourcing, offset by rising commodity prices (net of price increases to customers).

SAE increased by $7.7 million, or 22%, from $34.4 million for the three months ended May 31, 2005 to $42.1 million for the three months ended May 31, 2006. SAE increased by $31.6 million, or 35%, from $90.2 million for the nine months ended May 31, 2005 to $121.8 million for the nine months ended May 31, 2006. Excluding the impact of acquisitions and changes in foreign currency exchange rates, SAE increased 4% and 7% during the three and nine months ended May 31, 2006 due primarily to increased incentive compensation expense on strong operating results and higher variable selling expense.

Amortization expense increased in the current year due to expense recognized on the amortizable intangible assets added with recent business acquisitions.

Engineered Solutions Segment Results

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net sales	$124,082	$113,522	$328,094	$297,382
Cost of products sold	93,971	84,273	247,304	223,978

Gross profit	30,111	29,249	80,790	73,404
Gross profit margin	24.3%	25.8%	24.6%	24.7%
Selling, administrative and engineering expenses (“SAE”)	15,125	12,602	41,668	33,132
SAE as a percentage of net sales	12.2%	11.1%	12.7%	11.1%
Amortization of intangible assets	646	560	1,887	1,313

Operating profit	14,340	16,087	37,235	38,959
Operating profit margin	11.6%	14.2%	11.3%	13.1%
Other expense, net	12	451	315	1,071

Earnings before income tax expense and minority interest	14,328	$15,636	$36,920	$37,888

Engineered Solutions net sales increased by $10.6 million, or 9%, from $113.5 million for the three months ended May 31, 2005 to $124.1 million for the three months ended May 31, 2006. Excluding sales from acquired businesses and the $1.9 million unfavorable impact of foreign currency rate changes on translated results, sales increased 11% due to increases in automotive convertible top market sales, offset by modest declines in the recreational vehicle (“RV”) and heavy duty truck markets. Excluding foreign currency exchange rate changes, the automotive convertible top actuation business realized a year-over-year sales increase of 47% during the three months ended May 31, 2006 due to four convertible top platform launches that occurred in the first half of fiscal 2006. We expect year-over-year growth in this market to continue during the next year, as production levels on these four vehicles have not yet reached their expected normal levels. Sales to the RV market decreased 6% during the fiscal 2006 third quarter versus the comparable period in fiscal 2005 due to continued weak retail demand, although this represents a sequential improvement from the 14% and 25% decreases experienced in the fiscal 2006 second and first quarters, respectively. RV production by OEMs has been slow due to lower consumer confidence, partially attributable to higher fuel and interest costs.

Net sales increased $30.7 million, or 10%, from $297.4 million for the nine months ended May 31, 2005 to $328.1 million for the nine months ended May 31, 2006. Excluding sales from acquired businesses and the $8.5 million unfavorable impact of foreign currency rate changes on translated results, sales decreased 1%. The sales decline on a year-to-date basis includes year-over-year declines in the RV market offset by sales increases to the automotive convertible top actuation, truck cab-tilt system, industrial cylinder and hardware markets.

Gross profit increased by $0.9 million, or 3%, from $29.2 million for the three months ended May 31, 2005 to $30.1 million for the three months ended May 31, 2006 primarily due to increased sales. Excluding the $0.4 million unfavorable impact of foreign currency rate changes on translated results, gross profit increased 4%. Gross profit increased by $7.4 million, or 10%, from $73.4 million for the nine months ended May 31, 2005 to $80.8 million for the nine months ended May 31, 2006 primarily due to increased sales. Gross profit margins declined from 25.8% during the three months ended May 31, 2005 to 24.3% for the three months ended May 31, 2006, and declined slightly during the nine months ended May 31, 2005 compared to the nine months ended May 31, 2006 from 24.7% to 24.6%, respectively. Gross profit margins declined due to lower gross profit margins in the RV and automotive businesses, resulting from automotive start-up inefficiencies associated with the four new platform launches and reduced fixed cost absorption from lower RV production volumes.

SAE increased by $2.5 million, or 20%, from $12.6 million for the three months ended May 31, 2005 to $15.1 million for the three months ended May 31, 2006, and $8.6 million, or 26%, from $33.1 million for the nine months ended May 31, 2005 to $41.7 million for the nine months ended May 31, 2006. Excluding the impact of acquisitions and changes in foreign currency exchange rates, SAE increased 22% and increased 11% during the three and nine months ended May 31, 2006. The increases are the result of increased spending to support the new automotive platforms and new product and growth initiatives in this segment.

Amortization expense increased in the current year due to expense recognized on the amortizable intangible assets added with recent business acquisitions.

General Corporate Results

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Selling, administrative and engineering expenses (“SAE”)	$3,980	$4,132	$11,579	$10,772
Financing costs, net	6,785	4,936	18,936	10,781
Other expense/(income), net	37	(126)	(4)	(2,254)

Loss before income tax expense and minority interest	$(10,802)	$(8,942)	$(30,511)	$(19,299)

General corporate SAE expense increased for the nine months ended May 31, 2006 due to additional expenses to support acquisition and Sarbanes-Oxley compliance activities.

All debt is considered to be for general corporate purposes, thus, financing costs have not been allocated to the reportable segments. The significant increase in financing costs during the three and nine months ended May 31, 2006 versus the comparable prior year period reflects the interest expense on the debt incurred for acquisitions and the approximate 200 basis point increase in LIBOR over the past twelve months. See “Liquidity and Capital Resources” below for further information.

Other expense/(income) decreased during the nine months ended May 31, 2006 due to a $2.0 million gain related to the early termination of an agreement with a former subsidiary, which was recorded in the first quarter of fiscal year 2005.

Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, and our ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for the three and nine months ended May 31, 2006, was 24.4% and 29.4% compared to 30.7% and 33.1% during the three and nine months ended May 31, 2005. The effective income tax rate was lower in the three and nine months ended May 31, 2006 as a result of the mix of revenue taxed at lower statutory tax rates, tax minimization planning, and the realization of benefits on certain net operating losses that previously had not been benefited in various countries. In addition, the third quarter fiscal 2006 tax rate includes the benefit of tax reserve adjustments resulting from settling tax audits for amounts less than previously accrued, the lapsing of various tax statutes of limitations and favorable book provision to tax return adjustments. These tax reserve adjustments, and similar adjustments in the third quarter of fiscal 2005, resulted in diluted earnings per share of $0.08 and $0.02 for the three months ended May 31, 2006 and 2005, respectively.

Restructuring Reserves

The Company committed to integration plans to restructure portions of the German electrical operations upon its acquisition in the first quarter of fiscal 2003. These plans were designed to reduce administrative and operational costs. The remaining accrued severance costs at May 31, 2006 will be paid to former employees over the next 12 months pursuant to contractual arrangements.

A rollforward of the severance reserve follows (in thousands):

Accrued severance costs as of August 31, 2005	$1,558
Cash payments	(708)
Currency impact	16

Accrued severance costs as of May 31, 2006	$866

Due to lower than acceptable profit margins in our European electrical business, the Company expects to begin a multi-faceted program in the fourth quarter ending August 31, 2006 to reduce costs and streamline the business, including shifting labor intensive work out of high-cost regions, outsourcing certain functions to third parties, reducing or eliminating low-margin product lines, and consolidating facilities. While the details of all actions have yet to be finalized, we expect the aggregate pre-tax restructuring cost to be in the range of $17-20 million, to be recognized starting in the fourth quarter and continuing through the end of fiscal 2007. We anticipate annual pre-tax savings from the restructuring of approximately $7-8 million when fully completed, which we expect in the beginning of fiscal 2008.

Liquidity and Capital Resources

Cash and cash equivalents totaled $19.2 million and $10.4 million at May 31, 2006 and August 31, 2005, respectively. Our goal is to maintain low cash balances, utilizing excess cash to reduce debt in an effort to minimize financing costs.

The Company generated cash from operating activities of $89.9 million during the nine months ended May 31, 2006, compared to $52.0 million during the nine months ended May 31, 2005. Operating cash flow for the nine months ended May 31, 2006 reflects cash generated from strong earnings partially offset by an increase in working capital to support business growth. In addition, operating cash flow benefited from a $4.3 million increase in our accounts receivable securitization program. Operating cash flow for the nine months ended May 31, 2005 benefited from a $19 million increase in our accounts receivable securitization program due to the sale of KCI receivables, partially offset by the impact of the $15.8 million reimbursement to a former subsidiary.

Cash used in investing activities totaled $119.8 million and $390.6 million during the nine months ended May 31, 2006 and 2005, respectively. During the nine months ended May 31, 2006, capital expenditures were $15.5 million as compared to $11.5 million during the prior-year period. Capital expenditures have increased during fiscal 2006 due to continued growth in the automotive business to support the introduction of new convertible models as well as businesses acquired. During the first nine months of fiscal 2006, the Company used $104.9 million to fund acquisitions and make earnout payments related to previous acquisitions, compared to $382.0 million to fund the Yvel, Sperry, Key Components, Inc., Hedley Purvis, and Hydratight Sweeney acquisitions during the first nine months of fiscal 2005.

Net cash provided by financing activities totaled $38.5 million and $339.3 million during the nine months ended May 31, 2006 and 2005, respectively. In the current fiscal year, net revolver borrowings were used to fund acquisitions, while an additional $2.2 million was used to fund the cash dividend paid in the first quarter. Net cash provided by financing activities totaled $339.3 million during the nine months ended May 31, 2005, primarily related to the proceeds from the issuance of term loans of $250.0 million and $134.4 million of Class A common stock, both related to acquisition activity in the second quarter of fiscal 2005.

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

	May 31, 2006	PWC %	May 31, 2005	PWC %
Accounts receivable, net	$164,835		$139,219
Accounts receivable securitization	48,108		45,641

Adjusted accounts receivable	212,943	16.3%	184,860	16.3%
Inventory, net	151,571	11.6%	139,418	12.3%
Accounts payable	(113,502)	(8.7)%	(89,269)	(7.9)%

Net primary working capital	$251,012	19.3%	$235,009	20.7%

Our net primary working capital percentage declined year-over-year from 20.7% to 19.3%, reflecting efforts to manage asset efficiency. Our accounts receivable percentage was consistent with the prior year amount. Inventory as a percentage of sales declined between periods due to LEAD initiatives, while accounts payable levels as a percentage of sales have increased as we continue to manage vendor terms.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $7.3 million at May 31, 2006. The future undiscounted minimum lease payments for these leases are as follows: $0.6 million in calendar 2006, $1.1 million in calendar 2007 through 2010; and $6.1 million thereafter. During the nine months ended May 31, 2006, the Company was released from its guarantee on one building lease, resulting in a decrease in both the discounted future minimum lease payments and the undiscounted minimum lease payments.

As more fully discussed in Note 4, “Accounts Receivable Financing” in the Notes to Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization program. Trade receivables sold and being serviced by the Company were $48.1 million and $43.8 million at May 31, 2006 and August 31, 2005, respectively. If the Company had discontinued this securitization program at May 31, 2006, it would have been required to borrow approximately $48.1 million to finance the working capital increase. Total capacity under the securitization program is $60.0 million.

The Company had outstanding letters of credit of $5.1 million and $6.6 million at May 31, 2006 and August 31, 2005, respectively. The letters of credit secure self-insured workers compensation liabilities.

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

Currency Risk —The Company has exposure to foreign currency exchange fluctuations. Approximately 48% and 51% of its revenues for the nine months ended May 31, 2006 and the year ended August 31, 2005, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 67% were denominated in euros, with the majority of the remainder denominated in various Asian and other European currencies. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

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

Interest Rate Risk —The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are based on LIBOR and EURIBOR interest rates. For example, LIBOR increased approximately 190 basis points during the twelve month period ended May 31, 2006. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At May 31, 2006 the Company was a party to interest rate swap agreements that convert $100 million of floating rate debt to a fixed rate of interest. An increase or decrease of 25 basis points in the applicable interest rates on unhedged variable rate debt at May 31, 2006 would result in a change in pre-tax interest expense of approximately $0.7 million on an annual basis.

Commodity Risk —We source a wide variety of materials and components from a network of global suppliers. While such goods are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on the Company’s results. We have seen more inflation in fiscal 2006 as compared to the prior year at this time, which, net of realized price increases, has reduced our operating profit for the third quarter by approximately $2.0 million. We believe, based on current market conditions, that this could increase to $2.0 to $3.0 million per quarter through fiscal 2007. We have seen the most significant price volatility in our copper purchases. For the quarter ended May 31, 2006, copper prices ranged from $2.14 per pound to $4.08 per pound. Prior to the third quarter of fiscal 2006, the Company has not hedged its copper purchases, but will be initiating a program to do so in the future. While the Company strives to pass along such commodity price increases to customers to avoid profit margin erosion, we were not successful in accomplishing this in all cases. In addition, LEAD initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. The Company does not have significant commodity contracts or derivatives.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). During the third quarter ended May 31, 2006 three new enterprise resource planning (“ERP”) systems were implemented at business units that in total comprise less than 10% of our total sales. There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are inapplicable and have been omitted.

Item 6 – Exhibits

(a)	Exhibits

See “Index to Exhibits” on page 23, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: July 10, 2006	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED May 31, 2006

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
4.1	Amendment No. 2 to Amended and Restated Credit Agreement		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X