Form 10-K
period 2006-08-31
ACTUANT CORP
filed 2006-11-29
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes    X          No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        Yes                No   X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.        Yes    X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):        Yes                No    X

There were 27,383,767 million shares of the Registrant’s Class A Common Stock outstanding as of September 30, 2006. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on February 28, 2006) held by non-affiliates of the Registrant was approximately $1,430.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 16, 2007 are incorporated by reference into Part III hereof.

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

PART I

Item 1.    Business

General

Actuant Corporation, headquartered in Butler, Wisconsin, is a Wisconsin corporation incorporated in 1910. The Company is a manufacturer of a broad range of industrial products and systems organized under two groups, Tools & Supplies and Engineered Solutions. Prior to fiscal 2006, the Company reported its financial results in two reportable segments, in line with these two groups of businesses. Prior to filing this annual report on Form 10-K for fiscal 2006, management determined that its accounting for segments did not comply with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). As a result, the financial information presented for fiscal 2005 and 2004 in Note 14 to the Consolidated Financial Statements has been restated and Management’s Discussion and Analysis has been revised to reflect this restatement in segment reporting.

Prior to filing this annual report on Form 10-K, management concluded that there are ten reportable segments within its two groups of like businesses. The Industrial Tools and Joint Integrity segments within the Tools & Supplies group are primarily involved in the design, manufacture, and distribution of hydraulic tools and supplies, and also provide manpower services and equipment rental to the construction, industrial, oil & gas, power generation, and production automation markets. The North American Electrical, European Electrical, Specialty Electrical, and Professional Electrical segments within the Tools & Supplies group are primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail home center, hardware cooperative, automotive aftermarket, construction, electrical wholesale, and OEM markets. The Truck Actuation Systems, Recreational Vehicle Actuation Systems, Automotive Actuation Systems, and Other Engineered Solutions segments primary expertise is in designing, manufacturing and marketing customized motion control systems primarily for OEMs in diversified niche markets. We believe that our strong market positions are the result of a combination of our brand recognition, proprietary engineering and design competencies, dedicated service philosophy and global manufacturing and distribution capabilities.

During fiscal 2006, the Company acquired B.E.P. Marine Ltd. (“BEP”), D.L. Ricci (“Ricci”), Precision Sure-Lock (“Precision”) and Actown-Electrocoil, Inc. (“Actown”). These businesses are included in the Specialty Electrical, Joint Integrity, Industrial Tools, and Professional Electrical segments, respectively. During fiscal 2005, the Company acquired Yvel S.A. (“Yvel”), A.W. Sperry Instruments, Inc. (“Sperry”), Key

Components, Inc. (“KCI”), Hedley Purvis Holdings Ltd. (“Hedley Purvis”), and Hydratight Sweeney Ltd. (“Hydratight Sweeney”). Yvel and one of the six KCI businesses are included in the Truck Actuation Systems segment and another three of the six KCI businesses acquired are included in the Other Engineered Solutions segment. Sperry is included in the North American Electrical segment and Hedley Purvis and Hydratight Sweeney comprise the Joint Integrity segment. Lastly, the two remaining KCI businesses became the Specialty Electrical and Professional Electrical segments. During fiscal 2004, the Company acquired Kwikee Products, Inc. (“Kwikee”) and Dresco B.V. (“Dresco”). Kwikee is included in the Other Engineered Solutions segment and Dresco is included in the European Electrical segment. For further information, see Note 2, “Acquisitions” in the Notes to Consolidated Financial Statements.

Description of Business Segments

Tools & Supplies Group:

Industrial Tools

We believe the Industrial Tools business is a leading global supplier of high-force hydraulic tools and supplies for the general industrial, construction, oil & gas and production automation markets. We design, produce, and market our industrial tools primarily through our Enerpac, Precision Sure-Lock and Actuant China Hydraulic brand names. The following is a summary of the four major industrial tools product lines:

Hydraulic tools.    We believe Enerpac is a leading global supplier of specialized high-force hydraulic industrial tools operating at very high pressures of approximately 5,000 pounds per square inch to 12,000 pounds per square inch. The hydraulic tool line consists of a broad range of products that are generally sold by industrial and specialty fluid power distributors to customers in the construction, mining, steel mill, cement, railway, oil and gas, and general maintenance industries. In addition to specialty fluid power distributors, Enerpac also works closely with major global construction firms to supply products that are used in major infrastructure projects. Enerpac’s products allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. Enerpac maintains strong customer relationships with leading industrial distributors such as W.W. Grainger, Applied Industrial Technologies, and MSC.

Workholding.    We also believe Enerpac is a leading supplier of hydraulic workholding components and systems. Workholding products hold parts in position in metal cutting machine tools during the machining process. The products are marketed through distributors to the automotive, machine tool and fixture design markets.

Integrated/Customized solutions.    Enerpac’s customized solutions consist of customized hydraulic products and systems that are sold to construction firms or directly to OEM customers. Enerpac’s product development staff works closely with such customers to develop hydraulic solutions for specific industrial or construction applications.

Tensioning products.    Precision Sure-Lock maintains a leading U.S. market position in the concrete pre- and post-tensioning product markets. Its products include one-time use and reusable chucks and wedges, stressing jacks, and anchors that are used by concrete tensioning system designers, fabricators, and installers. Primary end markets include residential & commercial construction, infrastructure, and underground mining and tunnels.

Joint Integrity

The Joint Integrity business provides joint integrity solutions to the global oil & gas and power generation markets primarily under the Hydratight and D.L. Ricci brand names. Products include hydraulic torque wrenches, bolt tensioners and portable machining equipment, which are sold to service providers and through distribution, or rented to end users. These products are used in the maintenance of joints on oil rigs, refineries and pipelines in oil and gas as well as fossil fuel and nuclear power plants. We also provide manpower services whereby our employees perform bolting, machining and joint integrity work for customers. Sales and services are provided to customers in emerging markets (Azerbaijan and Sakalin) as well as in the North Sea and Middle East with presence in South America, China, Asia, Gulf of Mexico and the tar sands of Canada. This segment maintains strong relationships with a variety of leading customers such as Statoil, BJ Services, British Petroleum, and Shell.

North American Electrical

We believe North American Electrical is a leading supplier of electrical tools and supplies to the North American retail home center, hardware cooperatives and retail automotive aftermarket, supplying thousands of stock keeping units (“SKU”) through a variety of distribution channels. The primary brands utilized in this business include Gardner Bender, Del City, A.W. Sperry, and Calterm. North American Electrical maintains strong customer relationships with leading retailers such as Lowe’s, The Home Depot, Menards, True Value, Ace Hardware, Wal-Mart, and Sears. North American Electrical’s main product lines include the following:

•	Cable ties, staples, fasteners and wire management

•	Wire connectors, solderless terminals and lugs

•	Conduit bending and conduit fishing

•	Electrical hand tools

•	Electrical testers and meters

•	Electric wire and cable

•	Plugs, sockets and other automotive products

European Electrical

We believe European Electrical is a leading supplier of electrical tools and supplies to the German, Benelux and Austrian retail home center, wholesale distribution and OEM markets. European Electrical also sells its products in Eastern European markets such as Hungary, Poland, the Czech Republic, and Russia, as well as Scandinavia. The primary brands utilized in this business include Kopp and Dresco. Supplying thousands of SKUs, our European Electrical business maintains strong customer relationships with leading retailers such as Praktiker (Metro Group), Hagebau/Zeus, Rewe, Hornbach, Baumax, Praxis, Gamma and Formido. Our main product lines include the following:

•	Wall switches and receptacles

•	Circuit breakers

•	Multiple socket outlets and surge protectors

•	Electric hand tools

•	Cable ties, staples, fasteners and wire management

•	Electric wire and cable

•	Plumbing accessories

•	Bicycle accessories

Specialty Electrical

Specialty Electrical designs, manufactures and markets a broad line of electrical products for harsh environments under the Ancor, Marinco, Guest, AFI, Nicro and B.E.P Marine brand names. These products are sold to boat manufacturers such as Sea Ray and Bayliner, marine retailers such as West Marine and Boaters World, catalog businesses such as Cabelas and Bass Pro Shops and other marine aftermarket distributors. Approximately one-half of Specialty Electrical sales are to non-marine and harsh environment markets, including the outdoor theatrical and event lighting, recreational vehicle, medical, industrial, and power generation markets. Customers in these non-marine markets include Applied Materials, Fleetwood, and Kohler. The majority of its sales are in North America, with additional revenues being derived in Europe, New Zealand, and Australia. Specialty Electrical’s main products include the following:

•	Cable ties, staples, fasteners and wire management

•	Battery distribution, switches and chargers

•	Electrical receptacles, plugs, switches, and accessories

•	Digital monitoring systems and control panels

•	Electric wire and cable

•	Electric hand tools

Professional Electrical

We believe Professional Electrical is a leading manufacturer of single-phase, dry type transformers sold into the low voltage segment of the North American transformer market, as well as custom toroidal transformers, coils, neon transformers and LED lighting systems. Approximately one-half of its products are sold primarily in the United States through a wholesale distribution network of approximately 2,000 electrical distributors, including Affiliated Distributors, IMARK, CED, and Rexel, with the other half directly to industrial OEMs such as Siemens, Powerware, Intermatic and General Electric. This business sells under the Acme Electric, Actown, and Amveco brand names.

Engineered Solutions Group:

Truck Actuation Systems

We believe that Truck Actuation Systems is a leading global designer and manufacturer of customized position and motion control systems and products for OEMs in the heavy-duty truck market. The business works with its customers to provide customized systems. Primary products include hydraulic cab-tilt and latching systems for heavy-duty trucks, wastegate and O-ring actuators used in air handling/turbocharger systems produced by turbocharger manufacturers and exhaust gas recovery systems used by diesel engine manufacturers. These businesses supply their products to leading OEMs such as Volvo, Iveco, Siemens, Scania, Detroit Diesel, Garrett Turbochargers, Holset Engineering, IHI, and Borg Warner Turbo Systems under the Power Packer Truck, Gits, and Yvel brand names. The majority of the sales of this segment are in Europe and North America, with an emerging presence in China and other Asian countries.

Recreational Vehicle Actuation Systems

We believe that the RV business is a leading designer and manufacturer of both electric and hydraulic powered slide-out systems and leveling systems, as well as step systems, for the RV market under the Power Gear and Kwikee brand names. Slide-out systems, which are typically comprised of sensors, electronic controls, and either hydraulic pumps and cylinders or electric motors, allow an RV owner to increase a room’s size by telescoping a section of the room’s wall outward. Leveling systems typically consist of hydraulic cylinders, a 12-volt DC hydraulic motor pump and an electronic control system and are capable of leveling motor homes to within three degrees of fully horizontal. Steps, which are comprised of 12-volt gear motors, along with fabricated steps, allow the RV owners to easily access the RV. Cargo slides can be electrically actuated or manually actuated, and allow the RV owners to easily access materials contained in the compartments underneath the RV. Most of our sales to RV OEM’s are generated in North America, although we also supply product to the European RV market. We supply most of the major RV OEMs including Fleetwood, Winnebago, and Monaco. Additionally, approximate 90% of our sales to this market are for the motorhome sector of the market with the balance in the travel trailer sector.

Automotive Actuation Systems

We believe that Power Packer Automotive is a leading manufacturer of hydraulic and electro-hydraulic motion control systems for OEM applications in the automotive market. Products include electro-hydraulic automotive convertible top actuation and latching systems. These systems are comprised of sensors, electronic controls, hydraulic cylinders, latches, electric motors and a hydraulic pump. Our convertible top actuation systems are utilized on both retractable soft and hard top vehicles. We are the supplier of the convertible top actuation system on various automotive platforms with automotive OEM’s including Daimler Chrysler, Audi, Volkswagen, Renault, Peugeot, Saab, General Motors, and Ford. We maintain strong relationships with leading customers such as Wilhelm Karmann GmbH, CTS Dachsysteme, Edscha, and Webasto.

Other Engineered Solutions

We provide a variety of products and Engineered Solutions to other niche markets. The brands used to market these products are as follows:

•	B.W. Elliott produces flexible shaft products and assemblies which are used for the transmission of rotary and linear motion power. Elliott’s products are sold to a variety of OEMs serving the outdoor lawn and garden equipment, aircraft, construction, general industrial and marine markets. These products are used in diverse product applications including weed trimmers, aircraft flap controls, and concrete vibrators. Major customers include CNH Global, Electrolux, John Deere, Cessna, and Newport News Shipbuilding.

•	Milwaukee Cylinder produces a broad range of hydraulic and pneumatic tie-rod cylinders for a wide variety of applications including automated production lines, machine tools, machinery, boat drives and material handling. It also designs and manufactures highly specialized cylinders such as servo-actuators used in a variety of applications. Substantially all of its sales are to North American customers, primarily consisting of fluid power distributors.

•	Nielsen Sessions offers a comprehensive line of case, container and industrial hardware. Products include a variety of hinges, latches, handles, caster plates and accessories.

•	Acme Aerospace manufactures and sells sealed cell fibrous nickel cadmium batteries, battery chargers, power management systems, power supplies and converters used in a variety of aerospace and defense applications, and are sold to aerospace OEMs, military contractors, the U.S. military, and commercial airlines.

•	Turner Electric engineers, manufactures, and markets high voltage switch products to the electric utility industry consisting primarily of air break switches, load break interrupters and accessory equipment. Its primary customers include North American electric utilities.

International Business

Actuant is a global Company. In fiscal 2006, we derived approximately 53% of our net sales from the United States, 40% from Europe, 5% from Asia, 1% from Canada, and 1% from South and Latin America. International sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other factors associated with foreign trade. We serve a global customer base and have implemented a global infrastructure for the manufacturing, sourcing, distribution and sales of our products. Our global scale and infrastructure enable us to meet the needs of our customers with global operations, which support our strong relationships with many customers who are leaders in their industries.

Distribution and Marketing

The Tools & Supplies group of businesses sells its products through a combination of distributors, direct sales personnel and manufacturer’s representatives into the retail, distribution and OEM distribution channels. Our distributor networks are one of our key competitive strengths in providing exceptional service to our end customers.

Retail    The North American Electrical, European Electrical and Specialty Electrical businesses utilize a combination of internal account managers and independent manufacturers’ representatives to serve their retail customers including home centers, specialty marine and automotive retailers, mass merchandisers and hardware cooperatives. Sales and marketing personnel provide significant marketing support, including promotional planning, sales programs, retail point-of-purchase materials and displays, effective product packaging, strong advertising programs, and state of the art merchandising.

Wholesale Distribution    The Industrial Tools, Joint Integrity and North American Professional Electrical businesses sell our products through thousands of wholesale distributors via internal direct sales managers dedicated to the distributor channel and independent sales representatives. Due to the fragmentation of the distribution channel, these businesses rely extensively on independent manufacturers’ representatives to provide ongoing customer sales and service support.

OEM    The Tools & Supplies group of businesses has consistently increased their focus on OEM companies. Sales to this channel are made through a combination of internal direct field sales representatives, independent sales representatives, catalogs, telemarketers and the Internet.

Truck Actuation Systems, Recreational Vehicle Actuation Systems, Automotive Actuation Systems, and the Other Engineered Solutions businesses products are marketed directly to OEMs through a direct technical sales organization. Most product lines also have dedicated market managers as well as a technical support organization. These businesses have an experienced sales force, organized by end-market, that typically resides in the manufacturing facilities and report to market sales leaders that are based in the primary engineering facilities for their respective market areas. All Engineered Solutions group businesses engineering capabilities, technical service and established customer relationships are key competitive advantages in winning new contracts.

Product Development and Engineering

We have earned a reputation for design and engineering expertise and for the creation of highly engineered innovative products. We maintain engineering staff at several locations that design new products and make improvements to existing product lines. Research and development costs are expensed as incurred. Expenditures for research and development were $9.7 million, $8.7 million, and $5.3 million in fiscal 2006, 2005 and 2004, respectively. We have developed several proprietary technologies and hold over 600 patents, including pending applications, across the world.

Competition

We generally have numerous competitors in each of our markets, but we believe that we are well positioned to compete successfully. Although we face larger competitors in some markets, the majority of our competition in our niche markets is primarily composed of small, regional competitors who often lack the infrastructure and financial resources to support global customers. Given our diversity we generally do not compete with the same competitors in more than one of our business segments. We believe that our global scale and infrastructure help to build and maintain strong relationships with major customers.

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

Order Backlogs and Seasonality

We had an order backlog of approximately $159.5 million and $134.0 million at August 31, 2006 and 2005, respectively. Our order backlog has significantly increased as a result of acquired businesses and core growth. Substantially all orders are expected to be completed prior to the end of fiscal 2007. Our consolidated sales are not subject to significant seasonal fluctuations, although the large acquisitions completed in fiscal 2005 resulted in higher sales in the second half of fiscal 2005 as a percentage of total sales for the fiscal year.

Sales Percentages by Fiscal Quarter

	2006	2005
Quarter 1	24%	20%
Quarter 2	23%	24%
Quarter 3	26%	28%
Quarter 4	27%	28%

	100%	100%

Employees

At August 31, 2006, we employed approximately 6,300 people. Our employees are not subject to any collective bargaining agreements with the exception of approximately 200 production employees and employees covered by government-mandated collective labor agreements in some international locations. We believe we enjoy good working relationships with our employees.

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

Environmental expenditures over the last three years have not been material, and we believe that the costs for known environmental matters are not likely to have a material adverse effect on our financial position, results of operations or cash flows. Nevertheless, more stringent environmental laws, unanticipated, burdensome remedy requirements, or discovery of previously unknown conditions could have a material adverse effect upon our financial condition and results of operations. Environmental remediation accruals of $1.7 million and $2.6 million were included in the Consolidated Balance Sheets at August 31, 2006 and 2005, respectively. For further information, see Note 15, “Contingencies and Litigation” in the Notes to Consolidated Financial Statements.

Other

For additional information regarding revenues, profits and losses, and total assets of each business segment, geographical financial information and information on customers, see Note 14, “Business Segment, Geographic and Customer Information” in the Notes to Consolidated Financial Statements.

Item 1A.    Risk Factors

Market demand for our products may suffer cyclical declines.

The level of market demand for our products depends on the general economic condition of the markets in which we compete. A substantial portion of our revenues is derived from customers in cyclical industries that typically are adversely affected by downward economic cycles, which may result in lower demand for products in the affected business segment. For example, we derive significant revenues from sales to OEMs in the heavy-duty truck, RV, automotive and construction industries. As a result, deterioration in the conditions in any of these industries, as well as in any of the other industries in which we operate, could adversely affect our businesses. If consumer confidence declines considerably, consumer discretionary spending on home, RV and automobile purchases and remodeling and other construction projects could be negatively impacted, which would adversely impact our sales to customers in these markets.

Our indebtedness could harm our operating flexibility and competitive position.

We have incurred, and we may in the future incur, significant indebtedness in connection with acquisitions. Our strategy includes maintaining a leverage ratio in the range of two to three times Debt to EBITDA. We have, and will continue to have, a substantial amount of debt which will continue to require significant interest and principal payments. Our level of debt and the limitations imposed on us by our debt agreements could adversely affect our operating flexibility and put us at a competitive disadvantage. Our substantial debt level may adversely affect our future performance.

Our ability to make scheduled payments of principal of, to pay interest on, or to refinance our indebtedness, and to satisfy our other debt and lease obligations will depend upon our future operating performance, which will be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financings will be available to us on favorable terms or at all for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, our business, financial condition and results of operations will be materially adversely affected.

Our ability to service our debt obligations would be harmed if we fail to comply with the financial and other covenants in our debt agreements.

Our amended senior credit agreement and our other debt agreements contain a number of significant financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in our being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. Borrowings under our amended senior credit facility are secured by a pledge of stock of certain of our subsidiaries and guaranteed by certain other subsidiaries. If borrowings under our amended senior credit facility were declared or became due and payable immediately as the result of an event of default and we were unable to repay or refinance those borrowings, the lenders could foreclose on the pledged stock. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant decrease in our liquidity, and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, and any failure to pay that debt when due could seriously harm our business.

Our businesses operate in highly competitive markets, so we may be forced to cut prices or incur additional costs.

Our businesses generally face substantial competition in each of their respective markets. We may be forced to reduce prices, incur increased costs or lose market share in certain business units. We compete on the basis of product design, quality, availability, performance, customer service and price. Present or future competitors may have greater financial, technical or other resources which could put us at a disadvantage in the affected business or businesses.

Our international operations pose currency and other risks.

Our international operations present special risks, primarily from currency exchange rate fluctuations, exposure to local economic and political conditions, export and import restrictions, controls on repatriation of cash and exposure to local political conditions. In particular, our results of operations have been significantly affected by fluctuations in foreign currency exchange rates, especially the euro and British pound. To the extent that we expand our international presence, these risks from our international operations may increase.

Future acquisitions may create integration challenges.

Our business strategy includes growth through small, strategic acquisitions, although we may from time to time consider larger acquisitions. That strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to quickly resolve challenges associated with integrating these acquired businesses into our existing business. These challenges include integration of product lines, sales forces and manufacturing facilities as well as decisions regarding divestitures, inventory write-offs and other charges. These challenges also pose risks with respect to employee turnover, disruption in product cycles and the loss of sales momentum. We cannot be certain that we will find suitable acquisition candidates or that we will consistently meet these challenges.

We may not be able to realize the anticipated benefits from acquired companies.

We may not be able to realize the anticipated benefits from acquired companies. Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the acquired business into our company. Factors that could affect our ability to achieve these benefits include:

•	Difficulties in integrating and managing personnel, financial reporting and other systems used by the acquired businesses into our company;

•	The failure of acquired businesses to perform in accordance with our expectations;

•	Any future goodwill impairment charges that we may incur with respect to the assets of acquired businesses;

•	Failure to achieve anticipated synergies between our business units and the business units of acquired businesses;

•	The loss of acquired business customers; and

•	The loss of any of the key managers of acquired businesses.

If acquired businesses do not operate as we anticipate, it could materially harm our business, financial condition and results of operations. In addition, acquired businesses may operate in niche markets in which we have little or no experience. Accordingly, we will be highly dependent upon existing managers and employees to manage those businesses, and the loss of any key managers or employees of the acquired business could have a material adverse effect on our business.

Environmental laws and regulations may result in additional costs.

We are subject to federal, state, local and foreign laws and regulations governing public and worker health and safety and the indoor and outdoor environment. Any violations of these laws by us could cause us to incur unanticipated liabilities that could harm our operating results. Pursuant to such laws, governmental authorities have required us to contribute to the cost of investigating or remediating, or to investigate or remediate, third party as well as currently or previously owned and operated sites. In addition, we provided environmental indemnities in connection with the sale of certain businesses and product lines. Liability as an owner or operator, or as an arranger for the treatment or disposal of hazardous substances, can be joint and several and can be imposed without regard to fault. There is a risk that our costs relating to these matters could be greater than what we currently expect or exceed our insurance coverage, or that additional remediation and compliance obligations could arise which require us to make material expenditures. In particular, more stringent environmental laws, unanticipated remediation requirements or the discovery of previously unknown conditions could materially harm our financial condition and operating results. We are also required to comply with various environmental laws and maintain permits, some of which are subject to discretionary renewal from time to time, for many of our businesses, and our business operations could be restructured if we are unable to renew existing permits or to obtain any additional permits that we may require.

Any loss of key personnel and the inability to attract and retain qualified employees could have a material adverse impact on our operations.

We are dependent on the continued services of key executives such as our Chief Executive Officer, our Chief Financial Officer and our Executive Vice Presidents in charge of our groups. We do not currently have employment agreements with these or any other officers. The departure of key personnel without adequate replacement could severely disrupt our business operations. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience to operate our businesses successfully. From time to time there may be shortages of skilled labor which may make it more difficult and expensive for us to attract and retain qualified employees. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

If our intellectual property protection is inadequate, others may be able to use our technologies and tradenames and thereby reduce our ability to compete, which could have a material adverse effect on us, our financial condition and results of operations.

We regard much of the technology underlying our services and products and the trademarks under which we market our products as proprietary. The steps we take to protect our proprietary technology may be inadequate to prevent misappropriation of our technology, or third parties may develop similar technology independently. We rely on a combination of patents, trademark, copyright and trade secret laws, employee and third-party non- disclosure agreements and other contracts to establish and protect our technology and other intellectual property rights. The agreements may be breached or terminated, and we may not have adequate remedies for any breach, and existing trade secrets, patent and copyright law afford us limited protection. Policing unauthorized use of our intellectual property is difficult. A third party could copy or otherwise obtain and use our products or technology without authorization.

Litigation may be necessary for us to defend against claims of infringement, to protect our intellectual property rights and could result in substantial cost to us, and diversion of our efforts. Further, we might not prevail in such litigation which could harm our business.

Our products could infringe on the intellectual property of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.

Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims, and we may have to pay substantial damages, possibly including treble damages, if it is ultimately determined that they do. We may have to obtain a license to sell our products if it is determined that our products infringe upon another person’s intellectual property. We might be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending these types of lawsuits takes significant time, may be expensive and may divert management attention from other business concerns.

Large or rapid increases in the costs of raw materials or substantial decreases in their availability could adversely affect our operations.

The primary raw materials that we use include steel, plastic resin, copper, brass, steel wire and rubber. Most of our suppliers are not currently parties to long-term contracts with us. Consequently, we are vulnerable to fluctuations in prices of such raw materials. Market prices for certain materials such as steel, plastic resin and copper have been rising, which could have a negative effect on our operating results and ability to manufacture our respective products on a timely basis. We have not entered into any material derivative contracts to hedge our exposure to commodity risk. Factors such as supply and demand, freight costs and transportation availability, inventory levels, the level of imports and general economic conditions may affect the prices of raw materials that we need. If we experience any significant increases in raw material prices, or if we are unable to pass along any increases in raw material prices to our customers, then our results of operations could be adversely affected.

Geopolitical unrest and terrorist activities may cause the economic conditions in the U.S. or abroad to deteriorate, which could harm our business.

Terrorist attacks against targets in the U.S. or abroad, rumors or threats of war, other geopolitical activity or trade disruptions may impact our operations or cause general economic conditions in the U.S. and abroad to deteriorate. A prolonged economic slowdown or recession in the U.S. or in other areas of the world could reduce the demand for our products and, therefore, negatively affect our future sales. Any of these events could have a significant impact on our business, financial condition or results of operations and may result in the volatility of the market price for our common stock.

Our ability to continue to source low cost products from regions such as China may decline.

An increasing portion of our products are sourced from low cost regions. Changes in export laws and disruption in transportation routes could adversely impact our results of operations.

Risks Related to the Common Stock

The market price for our Class A common stock may be volatile.

The market price of our Class A common stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of our Class A common stock has in the past fluctuated significantly and is likely to continue to fluctuate significantly. Some of the factors that may cause the price of our Class A common stock to fluctuate include:

•	variations in our and our competitors’ operating results;

•	changes in securities analysts’ estimates of our future performance and the future performance of our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	gains or losses of significant customers;

•	additions or departure of key personnel;

•	events affecting other companies that the market deems comparable to us;

•	general conditions in industries in which we operate;

•	general conditions in the United States and abroad;

•	the presence or absence of short selling of our Class A common stock;

•	future sales of our Class A common stock or debt securities;

•	announcements by us or our competitors of technological improvements or new products; and

•	European electrical restructuring actions.

The stock markets in general have experienced substantial price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often has been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the trading price of the Class A common stock.

The market price of our Class A common stock could be affected by the substantial number of shares that are eligible for future sale.

As of August 31, 2006, we had 27,295,372 shares of Class A common stock outstanding, excluding 2,154,765 shares issuable upon the exercise of outstanding options granted under our existing stock option plans, 2,688,403 additional shares reserved for issuance under existing stock option plans and other employee benefit plans, and 3,758,445 shares issuable upon conversion of our 2% convertible senior subordinated debentures. In addition, the number of shares issuable upon conversion of these debentures may increase pursuant to anti-dilution provisions applicable to the debentures. We cannot predict the effect, if any, that future sales of shares of Class A common stock, including Class A common stock issuable upon the exercise of options or the conversion of the 2% convertible senior subordinated debentures, or the availability of shares of Class A common stock for future sale, will have on the market price of our Class A common stock prevailing from time to time.

Our 2% convertible senior subordinated debentures are convertible into Class A common stock, at the option of the holders, only upon the occurrence of certain specified events. Among other things, the debentures may be converted into Class A common stock during any fiscal quarter if the closing sale price of our Class A common stock exceeds approximately $47.89 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. If holders become entitled to convert their debentures into our Class A common stock, it could result in the issuance of up to 3,758,445 additional shares of Class A common stock, which could be dilutive to other stockholders and adversely affect the market price of our Class A common stock, perhaps substantially.

Based on filings made with the SEC we are aware of four institutions that hold in excess of 5% of our outstanding Class A common stock. We are not able to predict whether or when these institutions will sell substantial amounts of our Class A common stock. Sales of our Class A common stock by these institutions could adversely affect prevailing market prices for our Class A common stock.

Some provisions of our charter and bylaws and of Wisconsin law may prevent a change in control or adversely affect our shareholders.

Certain provisions of our articles of incorporation and bylaws and of the Wisconsin Business Corporation Law may discourage, delay or prevent a change of control that shareholders may consider favorable. Certain provisions of our articles of incorporation and bylaws and of the Wisconsin Business Corporation Law may discourage transactions that otherwise could provide for payment of a premium over the prevailing market price of our Class A common stock and also may limit the price that investors are willing to pay in the future for shares of our Class A common stock.

For example, our articles of incorporation and bylaws:

•	do not provide for cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of our Class A common stock to elect some directors;

•	while currently not implemented, permit us to classify the board of directors into two or three classes serving staggered two or three-year terms, respectively, which may lengthen the time required to gain control of our board of directors;

•	require super-majority voting to effect amendments to provisions of our articles of incorporation and bylaws or to approve or adopt a merger or consolidation of us, or approve or adopt a sale or exchange of all or substantially all of our assets;

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by shareholders at a shareholder meeting; and

•	allow the board to issue shares of Class B common stock (which would then have the right to elect a majority of the directors) and to issue and determine the terms of preferred stock.

In addition, certain sections of the Wisconsin Business Corporation Law may discourage, delay or prevent a change in control by:

•	limiting the voting power of certain shareholders exercising 20% or more of our voting power,

•	prohibiting us from engaging in certain business combinations with any interested stockholder, or

•	requiring a super-majority vote for any business combination that does not meet certain fair price standards.

Any issuance of preferred stock or Class B common stock could adversely affect the holders of our Class A common stock.

Our board of directors is authorized to issue shares of preferred stock or Class B common stock without any action on the part of our shareholders. Our board of directors also has the power, without shareholder approval, to set specified terms of any series of preferred stock, including dividend rates, votes per share and amounts payable in the event of our dissolution, liquidation or winding up. Any preferred stock that we issue may have a preference over our Class A common stock with respect to the payment of dividends and upon our liquidation, dissolution or winding up and the holders of the preferred stock would be entitled to vote as a single class with the holders of our Class A common stock in the election of directors. As a result, our board of directors could issue preferred stock with dividend, liquidation and voting rights and with other terms that could adversely affect the interests of the holders of our Class A common stock. If any shares of Class B common stock are issued, our articles of incorporation provide that the Class B common shareholders, voting as a separate class, would be entitled to elect a majority of our board of directors, while the holders of our Class A common stock, voting as a single class with the holders of any outstanding preferred stock, would be entitled to elect a minority of our board of directors. As a result, the issuance of any Class B common stock would adversely affect the voting rights of holders of our Class A common stock. We do not currently intend to issue any preferred stock or Class B common stock.

Persons holding our Class A common stock could have the voting power of their shares of Class A common stock on all matters significantly reduced under Wisconsin anti-takeover statutes, if the person holds in excess of 20% of the voting power in the election of directors.

Under the Wisconsin Business Corporation Law, if a person holds voting power of our company in excess of 20% of the voting power in the election of directors, then that person’s voting power is limited (in voting on any matter) to 10% of the full voting power of such excess shares, unless full voting rights have been restored to that person at a special meeting of the shareholders or certain other statutory exceptions are met. A person’s Class A common stock holdings as well as any shares issuable upon conversion of convertible securities or the exercise of options or warrants owned by that person are included in calculating such person’s voting power. Therefore, any shares issuable to a holder of our 2% convertible senior subordinated debentures, as well as any shares acquired in this offering, will be included in determining whether such holder holds more than 20% of our voting power. If a holder of Class A common stock holds more than 20% of our outstanding Class A common stock, after taking into account any shares of Class A common stock that the holder acquires in this offering or that the holder would receive upon the exercise or conversion of outstanding options, warrants or 2% convertible senior subordinated debentures, then the holder’s voting power could be significantly reduced under Wisconsin anti-takeover statutes.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters is located in Butler, Wisconsin. As of August 31, 2006, the Company operated the following facilities (square footage in thousands):

	Number of Locations		Total Number of Locations	Square Footage		Total Square Footage
	Manufacturing	Distribution/ Sales (1)		Owned	Leased
Tools & Supplies Group
Industrial Tools	7	17	24	128	311	439
Joint Integrity	4	20	24	45	173	218
North American Electrical	7	12	19	69	603	672
European Electrical	5	6	11	500	276	776
Specialty Electrical	3	3	6	32	104	136
Professional Electrical	3	1	4	127	97	224
Engineered Solutions Group
Truck Actuation Systems	5	2	7	194	136	330
Recreational Vehicle Actuation Systems	4	—	4	—	243	243
Automotive Actuation Systems(2)	2	1	3	—	69	69
Other Engineered Solutions	7	7	14	323	236	559

Total	47	69	116	1,418	2,248	3,666

(1)	Five of the distribution/sales facilities are shared by multiple segments.
(2)	Two Automotive Actuation Systems facilities are shared with the Truck Actuation Systems business and are included in the Truck Actuation Systems numbers above.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternate facilities. Our largest locations are located in the United States, Germany, the United Kingdom and the Netherlands. We also maintain operations in Australia, Austria, Brazil, Canada, China, Czech Republic, France, Hungary, India, Italy, Japan, Malaysia, Mexico, Norway, Poland, Russia, Singapore, South Korea, Spain, Taiwan, Thailand, Trinidad & Tobago, Tunisia, Turkey, and the United Arab Emirates. Please refer to Note 7 “Leases” in the Consolidated Financial Statements included in this Annual Report for information with respect to our lease commitments.

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

Item 4.    Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders was held on July 7, 2006 to approve an amendment to the Company’s Articles of Incorporation to increase number of authorized shares of Class A Common Stock from 42,000,000 to 84,000,000. The proposal was approved. The results of voting are set forth below:

For	Against	Abstain	Withheld
22,527,166	3,192,544	23,342	1,534,552

In addition, a proposal to approve the Actuant Corporation Long Term Incentive Plan was voted on at the July 7, 2006 Special Meeting of Shareholders. The proposal was approved. The results of voting are set forth below:

For	Against	Abstain	Withheld
24,589,188	1,113,271	40,593	1,534,552

Executive Officers of the Registrant

The names, ages and positions of all of the executive officers of the Company as of August 31, 2006 are listed below.

Name	Age	Position
Robert C. Arzbaecher	46	President and Chief Executive Officer; Chairman of the Board
William S. Blackmore	50	Executive Vice President—Engineered Solutions
Gustav H.P. Boel	61	Executive Vice President; Director
Mark E. Goldstein	50	Executive Vice President—Tools & Supplies
Andrew G. Lampereur	43	Executive Vice President and Chief Financial Officer

Robert C. Arzbaecher, President and Chief Executive Officer and Chairman of the Board of Directors. Mr. Arzbaecher was named President and Chief Executive Officer of the Company on August 9, 2000. He served as Vice President and Chief Financial Officer of Actuant starting in 1994 and Senior Vice President in 1998. He served as Vice President, Finance of Tools & Supplies from 1993 to 1994. He joined Actuant in 1992 as Corporate Controller. From 1988 through 1991, Mr. Arzbaecher was employed by Grabill Aerospace Industries LTD, where he last held the position of Chief Financial Officer. Mr. Arzbaecher has also been a member of the board of directors of CF Industries, Inc. since 2005.

William S. Blackmore, Executive Vice President—Engineered Solutions. Mr. Blackmore was named leader of the Engineered Solutions group in fiscal year 2004. He joined the Company as leader of the Engineered Solutions-Americas business in fiscal year 2002. Prior to joining Actuant, he served as President of Integrated Systems—Americas at APW Ltd. from 2000 to 2001 and as President, Rexnord Gear and Coupling Products (“Rexnord”) from 1997 to 2000. Prior to 1997 Mr. Blackmore held various general management positions at Rexnord and Pillar Industries.

Gustav H.P. Boel, Executive Vice President and member of the Board of Directors. Mr. Boel has been associated with the Company for over 25 years, currently as a member of the Board of Directors and an Executive Vice President in charge of our LEAD initiatives. Following the spin-off of the Company’s Electronics segment in fiscal 2000, he left the Company as an employee but served as a member of the Board of Directors. During this time he was employed by APW Ltd., where he last held the position of Senior Vice President. In September 2002, he rejoined the Company as an employee and was named business leader of the European Electrical business in addition to his Board responsibilities. Prior to the spin-off, he held various positions with Actuant, including President of the Industrial business segment, President of Engineered Solutions Europe and President of Enerpac.

Mark E. Goldstein, Executive Vice President—Tools & Supplies. Mr. Goldstein was appointed leader of the Tools and Supplies group in fiscal year 2003. He joined the Company in fiscal year 2001 as the leader of the Gardner Bender business. Prior to joining Actuant he held senior sales, marketing and operations management positions at The Stanley Works, most recently as President, Stanley Door Systems. Mr. Goldstein was employed by The Stanley Works for 22 years.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol ATU. At September 30, 2006, the number of record shareholders of common stock was approximately 1,823. The high and low sales prices of the common stock were as follows for the previous two fiscal years:

Fiscal Year	Period	High	Low
2006	June 1, 2006 to August 31, 2006	$60.40	$42.31
	March 1, 2006 to May 31, 2006	67.60	54.95
	December 1, 2005 to February 28, 2006	57.94	50.25
	September 1, 2005 to November 30, 2005	54.56	40.91

2005	June 1, 2005 to August 31, 2005	$50.04	$41.19
	March 1, 2005 to May 31, 2005	59.00	40.82
	December 1, 2004 to February 28, 2005	56.39	46.57
	September 1, 2004 to November 30, 2004	49.00	37.68

In fiscal 2006, the Company declared a dividend of $0.08 per common share payable on October 16, 2006 to shareholders of record on September 29, 2006. In fiscal 2005, the Company declared a dividend of $0.08 per common share payable on October 14, 2005 to shareholders of record on September 30, 2005.

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

	Year Ended August 31,
	2006	2005	2004	2003	2002
	(in millions, except per share data)
Statement of Earnings Data(1):
Net sales	$1,201.2	$976.1	$726.9	$585.4	$463.0
Gross profit	404.5	316.5	231.2	190.0	159.0
Operating expenses	237.9	188.8	138.7	114.9	85.4
Amortization of intangible assets	7.7	5.2	2.2	2.3	2.5
Operating profit	154.0	122.5	90.3	72.8	71.1
Earnings from continuing operations(2)	92.6	71.3	23.9	29.0	14.6
Diluted earnings per share from continuing operations	3.01	2.42	0.93	1.18	0.69
Cash dividends per share declared	0.08	0.08	—	—	—

Balance Sheet Data (at end of period)(1):
Total assets	$1,213.4	$996.3	$424.1	$358.7	$294.6
Total debt	480.2	442.8	193.9	169.8	192.6

(1)	The Company completed various acquisitions that impact the comparability of the selected financial data presented in the table. The following table summarizes these acquisitions that were completed during the last five years:

	Segment	Date Completed	Approximate Annual Sales(a)
			(in millions)
Acquisitions:
Actown-Electrocoil	Professional Electrical	August 2006	$36
Precision Sure-Lock	Industrial Tools	April 2006	25
D.L. Ricci	Joint Integrity	April 2006	25
B.E.P. Marine Ltd.	Specialty Electrical	December 2005	10
Hydratight Sweeney	Joint Integrity	May 2005	50
Hedley Purvis	Joint Integrity	January 2005	30
Key Components, Inc. (“KCI”)		December 2004	220
Power Distribution Products—Acme	Professional Electrical
Aerospace & Defense—Acme	Other Engineered Solutions
Air Handling / Turbocharger Components—Gits	Truck Actuation Systems
Electrical Utility—Turner Electric	Other Engineered Solutions
Flexible Shafts—B.W. Elliott	Other Engineered Solutions
Specialty Electrical	Specialty Electrical
Sperry	North American Electrical	December 2004	14
Yvel S.A.	Truck Actuation Systems	September 2004	20
Dresco, B.V.	European Electrical	December 2003	34
Kwikee Products Company, Inc	Recreational Vehicle Actuation Systems	September 2003	25
Shanghai Sanxin Hydraulic Co, Ltd	Industrial Tools	April 2003	2
Heinrich Kopp AG	European Electrical	September 2002	90

(a)	Represents approximate annual sales at the time of the completion of the transaction.

(2)	Earnings from continuing operations include pre-tax charges for the early extinguishment of debt of $36.7 million, $2.0 million, and $16.4 million in fiscal years 2004, 2003, and 2002, respectively. Fiscal 2003 earnings from continuing operations include a pre-tax charge of $6.5 million for litigation associated with divested businesses.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

As discussed in Item 1, Business, we are a diversified global provider of a broad range of industrial products and systems, organized, under the Tools & Supplies and Engineered Solutions groups. In previous filings, the Company reported its financial results in two reportable segments, in line with these two groups of businesses. Prior to filing this annual report on Form 10-K for fiscal 2006, management determined that its accounting for segments did not comply with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). As a result, the financial information presented for fiscal 2005 and 2004 in Note 14 to the Consolidated Financial Statements has been restated and Management’s Discussion and Analysis has been revised to reflect this restatement in segment reporting.

Prior to filing this annual report on Form 10-K, management concluded that there are ten reportable segments within its two groups of like businesses. The Industrial Tools and Joint Integrity segments within the Tools & Supplies group are primarily involved in the design, manufacture, and distribution of hydraulic tools and supplies, and also provide manpower services and equipment rental to the construction, industrial, oil & gas, power generation, and production automation markets. The North American Electrical, European Electrical, Specialty Electrical, and Professional Electrical segments within the Tools & Supplies group are primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail home center, hardware cooperative, automotive aftermarket, construction, electrical wholesale, and OEM markets. The Truck Actuation Systems, Recreational Vehicle Actuation Systems, Automotive Actuation Systems and Other

Engineered Solutions businesses primary expertise is in developing and marketing value-added, customized motion control systems primarily for original equipment manufacturers in diversified niche markets. We believe that our strength in these product categories is the result of a combination of our brand recognition, proprietary engineering and design competencies, dedicated service philosophy, and global manufacturing and distribution capabilities.

Our long-term goal is to grow annual diluted earnings per share excluding unusual or non-recurring items (“EPS”) faster than most multi-industry peers. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our EPS growth goal. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund additional acquisitions and internal growth opportunities. Our application of this strategy has generated profitable growth over the past five years.

Results of Operations

Historical Financial Data

	Year Ended August 31,
	2006	2005	2004
	(in millions)
Statements of Earnings Data:
Net sales	$1,201.2	$976.1	$726.8
Cost of products sold	796.7	659.6	495.6

Gross profit	404.5	316.5	231.2
Gross profit margin	33.7%	32.4%	31.8%
Selling, administration, and engineering (“SAE”) expenses	237.9	188.8	138.7
SAE as a percentage of net sales	19.8%	19.3%	19.1%
Restructuring charge	4.9	—	—
Amortization of intangible assets	7.7	5.2	2.2

Operating profit	154.0	122.5	90.3
Operating profit margin	12.8%	12.5%	12.4%
Financing costs, net	26.1	16.9	13.6
Charge for early extinguishment of debt	—	—	36.7
Other (income) expense, net	2.1	(0.1)	1.2

Earnings from continuing operations before income tax expense and minority interest	$125.8	$105.7	$38.8

Other Financial Data:
Depreciation	$20.1	$17.2	$14.4
Capital expenditures	19.7	15.4	10.9

The comparability of the operating results for the fiscal years ended August 31, 2006, 2005, and 2004 has been significantly impacted by acquisitions. The results of operations for acquired businesses are included in our reported results of operations only since their respective acquisition dates. See Note 2, “Acquisitions” in Notes to Consolidated Financial Statements for further discussion. In addition to the impact of acquisitions on operating results, currency translation rates can influence our reported results given that approximately 47% of our sales are denominated in currencies other than the US dollar. The strengthening of the US dollar over the past fiscal year unfavorably impacted comparisons of fiscal 2006 to fiscal 2005 results due to the translation of non-US dollar denominated subsidiary results. The weakening of the U.S. dollar for fiscal 2005 and 2004 favorably impacted comparisons of fiscal 2005 to fiscal 2004 results.

Consolidated net sales increased by approximately $225 million, or 23%, from $976 million in fiscal 2005 to $1,201 million in fiscal 2006. Excluding $176 million sales from acquired businesses and the $14 million unfavorable impact of foreign currency exchange rate changes on translated results, fiscal 2006 consolidated net sales increased approximately 9%. Consolidated net sales increased by approximately $249 million, or 34%, from $727 million in fiscal 2004 to $976 million in fiscal 2005. Excluding $245 million sales from acquired businesses and the $20 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2005 consolidated net sales decreased approximately 2%. Net sales at the segment level are discussed in further detail below.

Consolidated operating profit for fiscal year 2006 was $154 million, compared with $123 million for fiscal year 2005 and $90 million for fiscal year 2004. The comparability between periods is impacted by acquisitions and a pre-tax restructuring charge of $5 million recorded in fiscal 2006 (see Note 3, “Restructuring Reserves” in Notes to Consolidated Financial Statements for further discussion). Additionally, in fiscal 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Accounting for Stock Based Compensation” (“FAS 123R”) which resulted in a $4.0 million and $4.1 million reduction to operating profit in fiscal years 2006 and 2005, respectively. The changes in consolidated operating profit at the operating segment level are discussed in further detail below.

Segment Results

Net Sales

	Year Ended August 31,
	2006	2005	2004
Tools & Supplies Group
Industrial Tools	$214	$180	$155
Joint Integrity	110	39	—
North American Electrical	141	125	115
European Electrical	146	146	134
Specialty Electrical	78	51	12
Professional Electrical	68	43	—

Sub-total	757	584	416
Engineered Solutions Group
Truck Actuation Systems	144	123	51
Recreational Vehicle Actuation Systems	98	106	137
Automotive Actuation Systems	111	99	102
Other Engineered Solutions	91	64	21

Sub-total	444	392	311

Total	$1,201	$976	$727

Fiscal 2006 compared to Fiscal 2005

Industrial Tools net sales in fiscal 2006 increased approximately $34 million, or 19%, to $214 million from $180 million in fiscal 2005. Excluding sales from an acquired business and the $1 million unfavorable impact of foreign currency rate changes on translated results, sales grew 15%, primarily the result of price increases due to rising raw material costs and improved economic conditions which drove higher worldwide industrial demand.

North American Electrical net sales in fiscal 2006 increased approximately $16 million, or 13%, to $141 million from $125 million in fiscal 2005. Excluding sales from an acquired business, sales grew 8% due to the combination of increased demand, new products, the full year impact of product line resets in fiscal 2005, and increased selling prices due to rising raw material costs.

European Electrical net sales in fiscal 2006 remained flat compared to fiscal 2005. Excluding the $6 million unfavorable impact of foreign currency rate changes on translated results, sales grew 4% primarily as a result of increased selling prices due to rising raw material costs and the full year impact of a fiscal 2005 product line reset.

The majority of the businesses in the Joint Integrity, Specialty Electrical, and Professional Electrical segments were acquired either during fiscal 2006 or 2005, meaning most of the reported increases in net sales were due to the timing of acquisitions. In addition, Joint Integrity segment sales increased in fiscal 2006 due to an increase in maintenance work in the oil and gas and power generation markets attributable to the combination of geographic expansion, pent-up maintenance demand, and increased oil production levels resulting from increased oil demand and prices. Professional Electrical net sales in fiscal 2006 were also higher due to price increases to customers as a result of rising raw material costs.

Net sales in the Truck Actuation Systems segment increased approximately $21 million, or 17%, in 2006 to $144 million. Excluding sales from acquired businesses and the $2 million unfavorable impact of foreign currency rate changes on translated results, sales grew 7% as a result of strong demand during the later part of fiscal 2006 due to pre-buying activity in advance of new North American diesel engine emission standards which become effective January 1, 2007.

Recreational vehicle (“RV”) Actuation Systems sales decreased approximately $8 million in fiscal 2006, or 8%, to $98 million due to lower motorhome industry production levels attributable to reduced retail demand resulting from higher fuel costs and interest rates, partially offset by market share gains.

Fiscal 2006 sales in the Automotive Actuation Systems segment increased approximately $12 million, or 13%, to $111 million from $99 million in fiscal 2005. Excluding the $4 million unfavorable impact of foreign currency rate changes on translated results, sales grew 17% due to new convertible top model launches in fiscal 2006 including the Volvo C-70, Mitsubishi Eclipse, Pontiac G-6, and Volkswagen EOS.

Other Engineered Solutions sales increased $27 million, or 40%, to $91 million in 2006. Excluding sales from acquired businesses, sales grew 11% compared to fiscal 2005 as a result of the continued strength of the industrial sector of the North American economy.

Fiscal 2005 compared to Fiscal 2004

Industrial Tools sales increased in 2005 by approximately $25 million, or 16%, to $180 million from $155 million in fiscal 2004. Excluding the $4 million favorable impact of foreign currency rate changes on translated results, sales grew 12% as a result of higher demand tied to rising industrial market output, as well as increased sales for large infrastructure projects.

North American Electrical sales in fiscal 2005 increased approximately $10 million, or 9%, to $125 million from $115 million in fiscal 2004. Excluding sales from an acquired business, sales in fiscal 2005 were similar compared to fiscal 2004.

European Electrical sales in fiscal 2005 increased approximately $12 million, or 9%, to $146 million from $134 million in fiscal 2004. Excluding carryover sales from a fiscal 2004 acquisition and the $6 million favorable impact of foreign currency rate changes on translated results, sales declined 5.1% due to weak consumer demand in Europe.

A number of the businesses in the Joint Integrity, Specialty Electrical, and Professional Electrical segments were acquired in either fiscal 2005 or 2004, thus the reported increase in net sales in fiscal 2005 compared to fiscal 2004 is principally due to the timing of acquisitions.

Truck Actuation Systems net sales increased approximately $72 million, or 140%, to $123 million in 2005 from $51 million in fiscal 2004. Excluding sales from acquired businesses and the $3 million favorable impact of foreign currency rate changes on translated results, sales grew 13% as a result of market share gains and higher European heavy duty truck production by OEM’s, driven by strong market conditions.

RV Actuation Systems sales decreased approximately $31 million, or 22%, to $106 million in 2005 due to lower RV original equipment manufacturer (“OEM”) production levels driven by lower retail demand and reduced OEM finished good inventory levels.

Fiscal 2005 sales in the Automotive Actuation Systems segment decreased approximately $3 million, or 3%, to $99 million from $102 million in fiscal 2004. Excluding the $5 million favorable impact of foreign currency rate changes on translated results, sales declined 7% as a result of the introduction of several new convertible platforms in the prior year, compared to none in fiscal 2005.

Other Engineered Solutions sales increased $43 million from $21 million in 2004 to $64 million in 2005. Excluding sales from acquired businesses, sales grew 7% compared to fiscal 2004 as a result of the continued strength of the industrial sector of the North American economy.

Operating Profit

	Year Ended August 31,
	2006	2005	2004
Tools & Supplies Group
Industrial Tools	$65	$49	$36
Joint Integrity	20	5	—
North American Electrical	23	15	18
European Electrical	(6)	2	8
Specialty Electrical	15	12	2
Professional Electrical	5	4	—

Sub-total	122	87	64
Engineered Solutions Group
Truck Actuation Systems	20	17	5
Recreational Vehicle Actuation Systems	12	17	26
Automotive Actuation Systems	—	5	6
Other Engineered Solutions	16	11	2

Sub-total	48	50	39
General Corporate	(16)	(15)	(13)

Total	$154	$122	$90

Fiscal 2006 compared to Fiscal 2005

Industrial Tools operating profit in fiscal 2006 increased approximately $16 million, or 33%, to $65 million from $49 million in fiscal 2005 due to the 2006 acquisition of Precision Sure-Lock, increased sales and production volumes, the resulting higher fixed cost absorption and the results of our LEAD initiatives including low cost country component sourcing.

North American Electrical operating profit in fiscal 2006 increased approximately $8 million, or 48%, to $23 million from $15 million in fiscal 2005 as a result of increased sales and production volumes, improved fixed cost absorption, increased low cost country sourcing, and the impact of a fiscal 2005 product buyback for a major retail home center customer that did not repeat in fiscal 2006.

The European Electrical operating loss in fiscal 2006 was primarily driven by a $5 million restructuring charge. The Company announced in 2006 a $17-20 million pre-tax restructuring program designed to reduce operating costs and outsource the manufacturing of certain components to drive increased profitability in the European Electrical business. The remaining $12-15 million of anticipated restructuring costs will be recorded over the next 2 years. The European Electrical restructuring program is expected to save $7-8 million (pre-tax) annually starting in early 2008. In addition to the impact of restructuring costs, profits in 2006 declined due to higher raw material costs, most notably copper which increased over 50% during the fiscal year.

Primarily all of the businesses in the Joint Integrity, Specialty Electrical, and Professional Electrical segments were acquired either during fiscal 2006 or 2005, impacting the year-to-year comparability of operating profit. Substantially all of the increase in profits was acquisition and volume related.

Truck Actuation Systems operating profit in fiscal 2006 increased approximately $3 million, or 20%, to $20 million from $17 million in fiscal 2005 due to the carryover benefit of a 2005 acquisition and increased sales volumes, partially offset by increased North American engineering activity to support future emissions related growth initiatives.

RV Actuation Systems operating profit decreased approximately $5 million, or 29%, to $12 million from $17 million in fiscal 2005 due to lower sales volumes, reduced fixed cost absorption from lower production volumes, and higher raw material costs.

Fiscal 2006 operating profit in the Automotive Actuation Systems segment decreased by approximately $5 million compared to fiscal 2005. The additional profit contribution from increased sales volumes was more than offset by new production start-up inefficiencies and increased spending related to the four new automotive platform launches, as well as higher raw material costs.

Other Engineered Solutions segment operating profit in fiscal 2006 increased $5 million, or 45%, to $16 million in 2006 as a result of sales volumes from acquired businesses as well as increased low cost country sourcing.

General corporate expenses increased by approximately $1 million, to $16 million in fiscal 2006, the result of higher staffing levels associated with acquisition activity, increased incentive compensation expense, and higher Sarbanes-Oxley Section 404 compliance costs for newly acquired businesses.

Fiscal 2005 compared to Fiscal 2004

Industrial Tools operating profit in fiscal 2005 increased approximately $13 million, or 37%, to $49 million from $36 million in fiscal 2004 primarily due to increased sales volumes and fixed cost absorption.

North American Electrical operating profit in fiscal 2005 decreased approximately $2 million, or 16%, to $16 million as a result of product buybacks from a retail home center customer in conjunction with a major reset, partially offsetting incremental profits from a 2005 business acquisition.

European Electrical operating profit in fiscal 2005 declined approximately $6 million from fiscal 2004 due to increased raw material costs that we were not successful in passing on to customers, as well as increased customer incentives and product buyback costs.

The reported increase in operating profit in the Joint Integrity, Specialty Electrical, and Professional Electrical segments in fiscal 2005 resulted from acquisitions.

Truck Actuation Systems operating profit in fiscal 2005 increased approximately $12 million, or 249%, to $17 million from $5 million in fiscal 2004 primarily due to a 2005 business acquisition as well as improved fixed cost absorption from increased sales volumes and increased low cost country sourcing in our European Truck unit.

RV Actuation Systems operating profit decreased approximately $9 million, or 35%, to $17 million from $26 million in fiscal 2004 due to lower sales volumes and reduced fixed cost absorption from lower production volumes, both of which were partially offset by increased low cost country sourcing initiatives.

Fiscal 2005 operating profit in the Automotive Actuation Systems segment remained flat compared to fiscal 2004 primarily due to improvements in production efficiency in the second year of production for the new automotive platform launches in fiscal 2004 offset by higher raw material costs.

Other Engineered Solutions segment operating profit in fiscal 2005 increased $9 million, to $11 million in 2005 as a result of sales volumes from acquired businesses as well as increased low cost country sourcing.

In addition, operating profit for all segments in fiscal 2005 was impacted by $1.8 million of equity-based compensation expense due to the adoption of SFAS No. 123R effective September 1, 2004 as well as Sarbanes-Oxley compliance costs neither of which were incurred in fiscal 2004.

General corporate expenses increased by approximately $2 million, to $15 million in fiscal 2005. This increase resulted from $2 million of expense recorded pursuant to the adoption of FAS 123R, $2 million of third party Sarbanes Oxley Section 404 compliance costs, and higher staffing levels associated with acquisition activity, partially offset by lower incentive compensation expense.

Restructuring

The Company initiated plans to restructure its European Electrical segment during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and improve profitability. As a result of these plans we expect to incur additional restructuring expenses of approximately $12.0 to $15.0 million in the next two years. These plans are incremental to the previously disclosed Kopp restructuring plan implemented in 2003, which reduced administrative and operational costs at the time of the Kopp acquisition.

A rollforward of the European Electrical restructuring reserve follows (in thousands):

Accrued severance costs as of August 31, 2005	$1,558
Restructuring expense	4,910
Write-off of fixed assets deemed impaired	(970)
Cash payments	(1,116)
Currency impact	22

Accrued severance costs as of August 31, 2006	$4,404

The remaining $4.4 million of accrued severance costs for all plans at August 31, 2006 will be paid to former employees over the next two fiscal years as dictated by contractual arrangements with those employees.

In connection with the KCI Acquisition in December 2004, the Company committed to a plan to close KCI’s corporate headquarters and terminate all of the related employees. The restructuring reserve of $1.8 million, primarily for severance payments to the terminated employees, was recorded in the purchase price allocation. No amounts remain outstanding under this plan as of August 31, 2006.

Financing Costs, Net

Financing costs increased during fiscal 2006 by approximately $9 million, from $17 million in fiscal 2005 to $26 million due to higher market interest rates on variable rate debt and additional debt incurred for fiscal 2006 acquisitions.

Financing costs increased during fiscal 2005 by approximately $3 million, from $14 million in fiscal 2004 to $17 million as a result of interest expense on the debt incurred for fiscal 2005 acquisitions, offset by the impact of the Company’s gradual replacement of $110 million of outstanding 13% Senior Subordinated Notes (“13% Notes”) throughout fiscal 2004 with lower interest rate debt such as the 2% Convertible Notes. The Company’s overall weighted average debt cost has significantly declined as a result of replacing the 13% Notes with less expensive forms of debt. See “Liquidity and Capital Resources” below for further information.

Charge for Early Extinguishment of Debt

During fiscal 2004, the Company retired all of its remaining $110 million of 13% Notes. We incurred an aggregate pre-tax charge of $34 million in fiscal 2004 to retire the 13% Notes, comprised of $30 million of premium payments made to bondholders, $3 million for the non-cash write-off of unamortized debt discount and capitalized debt issuance costs, $1 million for the non-cash write-off of fair value adjustments to the 13% Notes for fixed rate to variable rate interest rate swaps underlying the 13% Notes, and $0.4 million of legal and professional fees.

In February 2004, the Company entered into a $250 million five-year senior revolving credit facility (the “Revolver”). The Revolver replaced the senior secured credit agreement, which had a final maturity of June 2006. All borrowings outstanding under the senior secured credit agreement were repaid in February 2004 and the Company was released from any remaining obligations. The early extinguishment resulted in a non-cash, pre-tax charge of approximately $2 million in the second quarter of fiscal 2004, representing the non-cash write-off of remaining capitalized debt issuance costs.

Other (Income) Expense, Net

During fiscal 2005, the Company recognized a one-time $2 million settlement gain on the reimbursement of a tax refund to a former subsidiary. See Note 10, “Discontinued Operations” in Notes to Consolidated Financial Statements for further information.

Income Tax Expense

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, tax minimization planning, and our ability to utilize various tax credits and net operating loss carryforwards. The Company’s effective income tax rate on earnings from continuing operations in fiscal 2006 was 26.5%, compared to 33.1% in fiscal 2005 and 37.8% in fiscal 2004. The effective income tax rate was lower in fiscal 2006 than fiscal 2005 as a result of the mix of income taxed at lower statutory tax rates, tax minimization planning, and the recognition of a $5 million tax benefit for certain state net operating losses that previously had not been benefited. Additionally, the benefit of tax reserve adjustments resulting from settling tax audits for amounts less than previously accrued, the lapsing of various tax statutes of limitations and favorable book provision to tax return adjustments was recorded during fiscal 2006. Excluding the tax reserve adjustments of $8 million, which includes the recognition of the $5 million benefit for state net operating losses, our effective rate would have been 31.9%, and is a more indicative rate for the future. The effective income tax rate was higher in fiscal 2004 compared to fiscal 2005 as a result of the negative tax impact of the charges for early extinguishment of debt on the utilization of foreign tax credits. In addition, the fiscal 2005 effective income tax rate was lower than the fiscal 2004 effective rate due to a reduction in statutory rates in the Netherlands, a comparatively lower 30% tax rate in the United Kingdom where the former Hydratight Sweeney and Hedley Purvis businesses are based, and the realization of benefits on certain net operating losses that previously had not been benefited. For more information regarding the variations in effective tax rates for the periods presented, see Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements.

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

Inventories:    Inventories are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 20% and 25% of total inventories at August 31, 2006 and 2005, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the Consolidated Balance Sheet by approximately $5.1 million and $5.8 million at August 31, 2006 and 2005, respectively. Each of the Company’s business units performs an analysis of the historical sales usage of the individual inventory items on hand and a reserve is recorded to adjust inventory cost to market value. The inventory valuation assumptions used are based on historical experience. The Company believes that such estimates are made with consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.

Goodwill and Long-Lived Assets:    The Company’s goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses multiples of historical and forcasted earnings before interest, taxes, depreciation and amortization (“EBITDA”) based on prevailing marketplace valuations. The estimated fair value is then compared with the carrying amount of the reporting unit, including goodwill. Independent appraisers are retained to perform additional fair value calculations in situations where the carrying value of the reporting unit exceeds our fair value calculations. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at August 31, 2006, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, and, as such, no impairment existed. Indefinite lived intangible assets are subject to annual impairment testing, as well. On an annual basis, the fair value of the indefinite lived assets are estimated by the Company and compared to the carrying value to determine if an impairment charge is required.

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

Employee Benefit Plans:    The Company provides a variety of benefits to its employees and retired employees, including, in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, and health care cost trend rates as of that date. The discount rate used by the Company is based on the interest rate of noncallable high-quality corporate bonds, with appropriate consideration of local market factors for foreign benefit plans and the Company’s benefit plans’ participants’ demographics and benefit payment terms. At August 31, 2006 and 2005, the Company’s weighted-average discount rate on domestic benefit plans was 6.00% and 5.25%, respectively. A change in the discount rate by 25 basis points would impact the Company’s domestic benefit plan expense in fiscal year 2006 by less than $0.1 million. At August 31, 2006 and 2005, the Company’s weighted-average discount rate on foreign benefit plans was 4.75% and 3.99%, respectively. A 25 basis point change in the discount rate by would impact the Company’s foreign benefit plan expense in fiscal year 2006 by less than $0.1 million. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations; inflation assumptions and the impact of the active management of the plans’ invested assets. Domestic benefit plan assets consist primarily of participating units in common stock and bond funds. The Company’s expected return on domestic benefit plan assets was 8.50% at both August 31, 2006 and 2005. A 25 basis point change in this assumption would impact fiscal 2006 domestic benefit plan expense by less than $0.1 million. Due to the insignificance of the foreign benefit plan assets, the expected return on plan assets does not materially impact the Company’s results of operations. See Note 8, “Employee Benefit Plans” for further discussion.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $26 million and $10 million at August 31, 2006 and 2005, respectively. Our goal is generally to minimize cash balances, utilizing any excess cash to pay down debt to minimize financing costs.

The Company reported cash provided from continuing operations of $122 million, $97 million and $48 million in fiscal 2006, 2005 and 2004, respectively. The increase in cash provided by operating activities in fiscal 2006 results from increased profitability due to base business growth and the benefit of cash generated by businesses acquired in fiscal 2006 and 2005, offset by increased working capital to support business growth initiatives. Fiscal 2005 cash provided by operating activities increased compared to fiscal 2004 due to our focus on working capital management (including the sale of acquired domestic accounts receivable), the partial year benefit of cash generated by businesses acquired in fiscal 2005, and the premiums paid in the prior year for 13% Note repurchases, offset by the $15.8 million tax refund paid to a former subsidiary in 2005. Cash flows in fiscal 2004 include the impact of premiums paid to bondholders for the repurchases of our 13% Notes (net of the related tax benefit) of $19.7 million.

Cash used in investing activities was $147.0 million, $395.9 million, and $61.4 million in fiscal 2006, 2005 and 2004, respectively, primarily consisting of business acquisitions. During 2006, the Company paid $128.8 million to consummate four strategic acquisitions, as detailed below:

(amounts in millions)
B.E.P Marine Ltd.	$7.6
D.L. Ricci	52.4
Precision Sure-Lock	42.3
Actown	23.8
Other	2.7

$128.8

In addition, the Company paid $19.7 million for capital expenditures, and received $1.5 million in proceeds from asset sales.

During 2005, the Company paid $384.2 million to consummate five strategic acquisitions, as detailed below:

(amounts in millions)
Yvel	$9.9
Sperry	12.4
KCI	236.1	(excluding the assumption of $80.8 million of debt)
Hedley Purvis	29.8
Hydratight Sweeney	94.4
Other	1.6

	$384.2

In addition, the Company paid $15.4 million for capital expenditures, and received $3.7 million in proceeds from asset sales. During fiscal 2004, $31.9 million of cash was used for the acquisition of Dresco, $28.2 million for the acquisition of Kwikee, and $5.0 million related to the Kopp acquisition.

The Company uses “net primary working capital as a percentage of sales” (“PWC”) as a key indicator of working capital management performance. We define this metric as the sum of net accounts receivable, outstanding balances on the accounts receivable securitization facility, and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric:

	August 31, 2006	PWC %	August 31, 2005	PWC %
Accounts receivable, net	$171.2		$131.2
Accounts receivable securitization	50.0		43.8

Total accounts receivable	221.2	16.7%	175.0	16.2%
Inventory, net	165.8	12.5%	136.0	12.6%
Accounts payable	(122.2)	(9.2)%	(89.5)	(8.3)%

Net primary working capital	$264.8	20.0%	$221.5	20.6%

Our net primary working capital percentage declined year-over-year from 20.6% to 20%, reflecting efforts to increase asset efficiency. Our accounts receivable percentage increased from 16.2% to 16.7% due to longer payment terms in industries served by acquired businesses. Inventory as a percentage of sales has remained unchanged between periods, while accounts payable levels as a percentage of sales have increased as we continue to negotiate more favorable vendor payment terms, especially at acquired businesses.

Net cash provided by financing activities totaled $40 million in fiscal 2006 consisting primarily of acquisition funding, for which the Company utilized the existing revolving credit facility. Net cash provided by financing activities totaled $303 million in fiscal 2005 consisting primarily of acquisition funding. In fiscal 2005, the Company completed an amendment to its senior credit facility to provide for a new $250 million term loan and sold 2,875,000 shares of previously unissued Class A Common Stock at a price of $49.50 per share for net proceeds of $134 million. The equity offering proceeds were used to call and retire the $83 million (including premium) of 10.5% senior notes assumed in the KCI Acquisition and pay down revolving credit borrowings. In fiscal 2004, net cash provided by financing activities totaled $15 million. In November 2004, the Company sold an aggregate principal amount of $150 million of convertible senior subordinated debentures due 2023 (“2% Convertible Notes”), which generated net proceeds of $145.0 million which was used to retire other high cost debt, including redeeming the remaining $110 million of our 13% Notes.

Commitments and Contingencies

The Company leases certain facilities, computers, equipment and vehicles under various operating lease agreements, generally over periods from one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. See Note 7, “Leases,” in the Notes to Consolidated Financial Statements and the “Timing of Commitments” table below for further information. The Company is contingently liable for certain lease agreements held by businesses included in its former Electronics segment, which was distributed to shareholders in fiscal 2000 (the “Distribution”). Some of these businesses were subsequently sold to third parties. If any of these businesses do not fulfill their obligations under the leases, the Company could be liable for such leases. The discounted present value of future minimum lease payments for such leases total approximately $7.1 million at August 31, 2006. The future undiscounted minimum lease payments for these leases are as follows: $0.4 million in the balance of calendar 2006; $1.1 million in calendar 2007; $1.1 million in calendar 2008; $1.1 million in calendar 2009; $1.1 million in calendar 2010; and $6.1 million thereafter.

As more fully discussed in Note 4, “Accounts Receivable Securitization” in the Notes to Consolidated Financial Statements, the Company is party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $50 million and $44 million at August 31, 2006 and 2005, respectively. If the Company were to discontinue this securitization program, at August 31, 2006 it would have been required to borrow approximately $50 million to finance the working capital increase. Total capacity under the program is $55 million.

The Company had outstanding letters of credit of $7 million and $7 million at August 31, 2006 and 2005, respectively the majority of which secure self-insured workers compensation liabilities.

During fiscal 2006, a dividend of $0.08 per share was declared and was paid on October 16, 2006 to shareholders of record September 29, 2006. During fiscal 2005, a dividend of $0.08 per share was declared and paid on October 14, 2005 to shareholders of record September 30, 2005. Dividends were not declared or paid during fiscal 2004. At August 31, 2006, the Company had approximately $170 million of availability under the Revolver. The Company believes that such availability, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for at least the next twelve months.

Timing of Commitments

The timing of payments due under the Company’s contractual commitments is as follows:

Contractual Obligations(a)

Years Ended August 31,	Long-term Debt Obligations	Operating Lease Obligations (b)	Total
Amounts in 000’s
2007	$18,896	$17,911	$36,807
2008	37,500	14,392	51,892
2009	106,250	10,999	117,249
2010	167,606	8,847	176,453
2011	150,000	6,602	156,602
Thereafter	—	22,329	22,329

Total	$480,252	$81,080	$561,332

(a)	The above table excludes the additional payments for acquisition earn-out payments, as the exact amount and timing of payments is not known. For further information see Note 2, “Acquisitions.” In addition, interest payments on debt obligations are not included in the above table

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

Our receivables are derived from a diverse customer base in a number of industries. We have no single customer which generated 5% or greater fiscal 2006 net sales.

Capital Expenditures

The majority of our manufacturing activities consist of the assembly of components that are sourced from a variety of vendors. We believe that our capital expenditure requirements are not as extensive as many other industrial companies given the assembly nature of our operations. Capital expenditures for the fiscal years ended August 31, 2006, 2005, and 2004 were $19.7 million, $15.4 million, and $10.9 million, respectively. Capital expenditures have historically been funded by operating cash flows and borrowings under revolving credit facilities. For the past three fiscal years, capital expenditures were invested primarily in machinery and equipment and computer systems. Capital expenditures for fiscal 2007 are estimated to be approximately $25.0 million.

Raw Material Costs and Inflation

We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on the Company’s results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilize LEAD initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. We also selectively utilize commodity derivative contracts to hedge against changing raw material prices. The Company did not have any material derivative contracts in place at August 31, 2006, 2005, or 2004 to hedge its exposure to commodity risk. See our Risk Factors for additional information on the Company’s commodity risks.

No meaningful measures of inflation are available because we have significant operations in countries with diverse rates of inflation and currency rate movements. However, we believe that the overall rate of inflation in recent years has been relatively low and has not had a significant effect on our results of operations.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 required that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. We adopted SFAS No. 151 effective September 1, 2005 and it did not have a significant impact on our consolidated financial statements.

The Company adopted SFAS No. 123(R), “Share Based Payment” during the fourth quarter of fiscal 2005 and used the modified retrospective method of adoption. Stock based compensation expense was calculated using the Black-Scholes option pricing model for options granted in the first and second quarters of 2005 and the binomial pricing model for options granted thereafter. Assumptions used to determine the fair value of each option were based upon historical data and standard industry valuation practices and methodology. The total impact of SFAS No. 123(R) on fiscal 2006 and fiscal 2005 is a $2.6 million and $2.7 million reduction to net earnings, or a $0.08 and $0.09 per share reduction in diluted earnings per share, respectively.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No.’s 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after the beginning of fiscal 2008. We are currently evaluating the impact SFAS No. 155 could have on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in fiscal 2008. We are evaluating the interpretation to determine the effect on our financial statements and related disclosures.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (FASB 158). This statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other post retirement plans on the balance sheet. FASB 158 requires additional new disclosures to be made in companies financial statements. FASB 158 will be effective for us beginning in fiscal 2008. We do not anticipate a significant impact on the financial statements upon the adoption of this standard as the accumulated benefit obligation closely approximates the projected benefit obligation for all of the Company’s defined benefit plans.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 “Financial Statements—Concerning the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 will be effective for us beginning in fiscal 2007. The adoption of SAB 108 is not expected to have a significant impact on our consolidated results of operations, financial position or cash flows.

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

Currency Risk—The Company has exposure to foreign currency exchange fluctuations. Approximately 47%, 51%, and 53% of its revenues for the years ended August 31, 2006, 2005 and 2004, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 66%, 75%, and 82%, respectively, were denominated in euro, with the remainder denominated in British pounds and various Asian and other European currencies. The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). Under the swaps, the Company receives interest based on a variable U.S. dollar rate and pays interest based on variable euro rates on the outstanding notional principal amounts in dollars and euro. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

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

Interest Rate Risk—The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are based on LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At August 31, 2006, the Company was a party to interest rate swap agreements that convert $100 million of floating rate debt to a fixed rate of interest. A 25 basis point increase or decrease in the applicable interest rates on our unhedged variable rate debt at August 31, 2006 would result in a change in pre-tax interest expense of approximately $0.7 million on an annual basis.

Commodity Risk—We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on the Company’s results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilize LEAD initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. We also selectively utilize commodity derivative contracts to hedge against changing raw material prices. The Company did not have any material derivative contracts in place at August 31, 2006, 2005, or 2004 to hedge its exposure to commodity risk.

Item 8.    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Actuant Corporation:

We have completed an integrated audit of Actuant Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Actuant Corporation and its subsidiaries at August 31, 2006 and August 31, 2005 and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for stock-based payments in fiscal 2005.

As discussed in Note 14 to the consolidated financial statements, the Company restated its fiscal 2005 and 2004 consolidated financial statements.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of August 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded certain elements of B.E.P. Marine Ltd., D.L. Ricci, Precision Sure-Lock and Actown, from its assessment of internal control over financial reporting as of August 31, 2006 because they were acquired by the Company in purchase business combinations during 2006. Subsequent to the acquisitions of businesses in 2006, certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2006. We have also excluded the non-integrated elements of B.E.P. Marine Ltd., D.L. Ricci, Precision Sure-Lock and Actown from our audit of internal control over financial reporting. B.E.P. Marine Ltd., D.L. Ricci, Precision Sure-Lock and Actown are wholly-owned subsidiaries whose total assets and total revenues, excluding integrated elements, represent 12% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2006.

PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin

November 28, 2006

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Year Ended August 31,
	2006	2005	2004
Net sales	$1,201,158	$976,066	$726,851
Cost of products sold	796,653	659,591	495,609

Gross profit	404,505	316,475	231,242
Selling, administrative and engineering expenses	237,868	188,764	138,682
Restructuring charge	4,910	—	—
Amortization of intangible assets	7,662	5,220	2,221

Operating profit	154,065	122,491	90,339
Financing costs, net	26,146	16,927	13,559
Charge for early extinguishment of debt	—	—	36,735
Other expense (income), net	2,070	(144)	1,220

Earnings from continuing operations before income tax expense and minority interest	125,849	105,708	38,825
Income tax expense	33,386	35,012	14,676
Minority interest, net of income taxes	(125)	(555)	259

Earnings from continuing operations	92,588	71,251	23,890
Discontinued operations, net of income taxes	—	—	10,933

Net earnings	$92,588	$71,251	$34,823

Basic earnings per share:
Earnings from continuing operations	$3.41	$2.74	$1.01
Discontinued operations, net of income taxes	—	—	0.46

Total	$3.41	$2.74	$1.47

Diluted earnings per share:
Earnings from continuing operations	$3.01	$2.42	$0.93
Discontinued operations, net of income taxes	—	—	0.39

Total	$3.01	$2.42	$1.32

Weighted average common shares outstanding:
Basic	27,130	25,996	23,660

Diluted	31,601	30,443	27,705

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	August 31,
	2006	2005
A S S E T S
Current Assets
Cash and cash equivalents	$25,659	$10,356
Accounts receivable	171,262	131,185
Inventories, net	165,760	135,960
Deferred income taxes	18,796	14,974
Prepaid expenses	9,448	6,838

Total Current Assets	390,925	299,313
Property, Plant and Equipment
Land, buildings, and improvements	34,711	29,718
Machinery and equipment	186,122	164,313

Gross property, plant and equipment	220,833	194,031
Less: Accumulated depreciation	(126,289)	(110,152)

Property, Plant and Equipment, net	94,544	83,879
Goodwill	505,428	428,285
Other Intangibles, net	210,899	175,001
Other Long-term Assets	11,579	9,857

Total Assets	$1,213,375	$996,335

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities
Short-term borrowings	$—	$21
Trade accounts payable	122,164	89,506
Accrued compensation and benefits	43,983	32,663
Income taxes payable	21,852	15,049
Current maturities of long-term debt	18,896	136
Other current liabilities	57,499	51,360

Total Current Liabilities	264,394	188,735
Long-term Debt, less current maturities	461,356	442,661
Deferred Income Taxes	70,184	58,783
Pension and Postretirement Benefit Liabilities	36,606	41,192
Other Long-term Liabilities	17,870	20,131
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 84,000,000 shares, issued and outstanding 27,295,372 and 27,047,107 shares, respectively	5,460	5,410
Additional paid-in capital	(360,353)	(372,327)
Retained earnings	722,439	632,032
Accumulated other comprehensive loss	(4,581)	(20,282)
Stock held in trust	(1,355)	(1,166)
Deferred compensation liability	1,355	1,166

Total Shareholders’ Equity	362,965	244,833

Total Liabilities and Shareholders’ Equity	$1,213,375	$996,335

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2006	2005	2004
Operating activities
Net Earnings	$92,588	$71,251	$34,823
Non-cash income from discontinued operations	—	—	(10,933)
Adjustments to reconcile earnings to cash provided by operating activities:
Depreciation and amortization	27,773	22,421	16,597
Amortization of debt discount and debt issuance costs	1,471	1,297	1,423
Stock-based compensation expense	5,074	4,443	218
Non-cash write-offs in conjunction with early extinguishment of debt	—	—	5,963
Loss on disposal of assets	458	90	361
Provision for deferred income taxes	1,391	4,662	2,631
Changes in components of working capital:
Accounts receivable	(21,310)	17,209	4,354
Inventories	(17,937)	(3,046)	(7,549)
Prepaid expenses and other assets	(2,163)	3,581	669
Trade accounts payable	23,568	(944)	3,731
Income taxes payable	2,105	(1,017)	(4,050)
Reimbursement of tax refund to former subsidiary	—	(15,837)	—
Other liabilities	9,143	(7,117)	(277)

Cash provided by continuing operations	122,161	96,993	47,961

Investing activities
Proceeds from sale of property, plant and equipment	1,487	3,707	14,601
Capital expenditures	(19,705)	(15,442)	(10,935)
Business acquisitions, net of cash acquired	(128,767)	(384,176)	(65,100)

Cash used in investing activities	(146,985)	(395,911)	(61,434)

Financing activities
Net proceeds from Class A common stock offering	—	134,440	—
Gross proceeds from issuance of term loans	—	250,000	—
Redemption of Key Components, Inc. 10.5% senior notes	—	(82,800)	—
Proceeds from euro-denominated acquisition loan	—	19,602	—
Net proceeds from 2% convertible senior subordinated note offering	—	—	144,994
Redemption of 13% senior subordinated notes	—	—	(110,133)
Principal repayments on term loans	(126)	(4,941)	(26,399)
Net (repayments) borrowings on revolving credit facilities and short-term borrowings	37,680	(17,082)	8,136
Payments for early termination of interest rate swaps	—	—	(2,186)
Payment of cash dividend	(2,164)	—	—
Tax benefit from exercise of stock options	2,152	4,260	—
Stock option exercises, employee stock purchase plan and other	2,650	2,241	1,725
Debt issuance costs	(355)	(2,544)	(1,499)

Cash provided by financing activities	39,837	303,176	14,638

Effect of exchange rate changes on cash	290	65	275

Net increase in cash and cash equivalents	15,303	4,323	1,440
Cash and cash equivalents—beginning of year	10,356	6,033	4,593

Cash and cash equivalents—end of year	$25,659	$10,356	$6,033

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Shares	Amount
Balance at August 31, 2003	23,512	4,702	(522,627)	528,122	(21,823)	(636)	636	(11,626)
Net earnings	—	—	—	34,823	—	—	—	34,823
Currency translation adjustments	—	—	—	—	4,480	—	—	4,480
Additional minimum pension liability adjustment, net of taxes	—	—	—	—	(247)	—	—	(247)
Other items, net of taxes	—	—	—	—	(10)	—	—	(10)

Total comprehensive income								39,046

Restricted stock awards	10	2	216	—	—	—	—	218
Stock option exercises	240	49	1,676	—	—	—	—	1,725
Tax benefit on stock option exercises	—	—	2,414	—	—	—	—	2,414
Stock acquired and placed in rabbi trust for director deferred compensation plan	—	—	—	—	—	(170)	170	—

Balance at August 31, 2004	23,762	4,753	(518,321)	562,945	(17,600)	(806)	806	31,777
Net earnings	—	—	—	71,251	—	—	—	71,251
Currency translation adjustments	—	—	—	—	1,141	—	—	1,141
Fair value of interest rate swaps, net of taxes	—	—	—	—	214	—	—	214
Additional minimum pension liability adjustment, net of taxes	—	—	—	—	(4,037)	—	—	(4,037)

Total comprehensive income								68,569

Company stock contribution to employee benefit plans	36	7	1,461	—	—	—	—	1,468
Restricted stock awards	63	13	(13)	—	—	—	—	—
Cash dividend declared	—	—	—	(2,164)	—	—	—	(2,164)
Common stock offering	2,875	575	133,865	—	—	—	—	134,440
Stock option exercises	304	61	1,686	—	—	—	—	1,747
Tax benefit on stock option exercises	—	—	4,260	—	—	—	—	4,260
Stock based compensation expense	—	—	4,443	—	—	—	—	4,443
Stock issued to, acquired for and distributed from rabbi trust for deferred compensation plan	7	1	292	—	—	(360)	360	293

Balance at August 31, 2005	27,047	$5,410	$(372,327)	$632,032	$(20,282)	$(1,166)	$1,166	$244,833
Net earnings	—	—	—	92,588	—	—	—	92,588
Currency translation adjustments	—	—	—	—	10,240	—	—	10,240
Fair value of interest rate swaps, net of taxes	—	—	—	—	1,924	—	—	1,924
Additional minimum pension liability adjustment, net of taxes	—	—	—	—	3,537	—	—	3,537

Total comprehensive income								108,289

Company stock contribution to employee benefit plans	65	14	2,862	—	—	—	—	2,877
Restricted stock awards	42	8	(8)	—	—	—	—	—
Cash dividend declared	—	—	—	(2,181)	—	—	—	(2,181)
Stock option exercises	138	28	1,734	—	—	—	—	1,762
Stock based compensation expense	—	—	5,074	—	—	—	—	5,074
Tax benefit on stock options exercises	—	—	2,152	—	—	—	—	2,152
Stock issued to, acquired for and distributed from rabbi trust for deferred compensation plan	3	—	160	—	—	(189)	189	160

Balance at August 31, 2006	27,295	$5,460	$(360,353)	$722,439	$(4,581)	$(1,355)	$1,355	$362,965

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Nature of Operations:    Actuant is a global manufacturer and marketer of a broad range of industrial products and systems, organized into eight reportable segments, under the Tools & Supplies and Engineered Solutions groups. The six Tools & Supplies segments provide branded specialized electrical and industrial tools and supplies to hydraulic and electrical wholesale distributors, to catalog houses and through various retail distribution channels and provide manpower services and tool rental to the global oil & gas and power generation markets. The two Engineered Solutions segments have expertise in designing, manufacturing and marketing customized motion control systems primarily for original equipment manufacturers in diversified niche markets.

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

Inventories:    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (approximately 20% and 25% of total inventories in 2006 and 2005, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than the amounts in the Consolidated Balance Sheets by approximately $5.1 million and $5.8 million at August 31, 2006 and 2005, respectively.

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

Property, Plant and Equipment:    Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from ten to twenty-five years for buildings and improvements and two to seven years for machinery and equipment. Leasehold improvements are amortized over the life of the related asset or the life of the lease whichever is shorter.

Impairment of Long-lived Assets:    The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In those cases, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists for property, plant and equipment and other long-lived assets, excluding indefinite lived intangible assets. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

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

Product Warranty Costs:    The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty for fiscal years 2006 and 2005.

	2006	2005
Beginning balance	$6,307	$4,729
Warranty reserves of acquired businesses	524	1,796
Provision for warranties	6,190	4,624
Warranty payments and costs incurred	(6,207)	(4,828)
Currency impact	74	(14)

Ending balance	$6,888	$6,307

Revenue Recognition:    Customer sales are recognized as revenue when the risk of loss and title pass to the customer, which is generally upon shipment. Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company maintains an accrual at the end of each period for the earned, but unpaid costs related to these programs. The Company provides for an allowance for doubtful accounts based on historical experience and a review of its receivables. Accounts receivable are presented net of an allowance of $7.4 million and $7.9 million at August 31, 2006 and 2005, respectively.

Shipping and Handling Costs:    The Company records costs associated with shipping its products within cost of products sold.

Research and Development Costs:    Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $9.7 million, $8.7 million and $5.3 million in fiscal 2006, 2005 and 2004, respectively.

Financing Costs:    Financing costs represent interest expense, financing fees, amortization of debt issuance costs and accounts receivable financing costs, net of interest income earned.

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

Foreign Currency Translation:    The financial statements of the Company’s foreign operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an appropriate weighted average exchange rate for each applicable period for revenues, expenses, and gains and losses. Translation adjustments are reflected in the balance sheet caption “Accumulated other comprehensive loss.” Net (losses) gains resulting from foreign currency transactions were $(2.0) million, $(1.4) million, and $(1.2) million in fiscal 2006, 2005 and 2004, respectively, and are recorded in “Other (income) expense, net” in the Consolidated Statements of Earnings.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2005, the Company entered into interest rate swap contracts that have a total notional value of $100.0 million and has a maturity date of December 22, 2009. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate of 4.10%. These interest rate swap contracts were entered into to convert $100.0 million of the $250.0 million variable rate term loan under the senior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts is $3.0 million at August 31, 2006, and the Company has recorded this in other long-term assets in the accompanying Consolidated Balance Sheets.

The Company has significant investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange rate volatility. In August 2006, the Company entered into cross-currency interest rate swap agreements (the “agreements”) between the U.S. dollar and the euro to hedge its net investment in European subsidiaries. The agreements have a total notional value of $96.2 million and a maturity date of November 30, 2009. Additionally, the agreements contain an embedded interest rate swap under which the counterparties pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties variable interest at the three month EURIBOR rate. Gains and losses on the net investments in subsidiaries are offset by losses and gains of the parent. For the fiscal year ended August 31, 2006, $0.1 million of net gains related to the hedge of the net investment were included in the cumulative translation adjustment and $0.1 million net fair value gains related to the interest rate portion of the hedge were included as an other long-term asset in the accompanying Consolidated Balance Sheets.

Despite the Company regularly hedging certain commodity risks, the Company was not a party to any other material derivative contracts at August 31, 2006.

Fair Value of Financial Instruments:    The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value as of August 31, 2006 and 2005 due to their short-term nature and the fact that the interest rates approximated year-end market rates of interest. The fair value of the Company’s outstanding $150.0 million 2%

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Senior Subordinated Debentures at August 31, 2006 was estimated to be $187.8 million based on quoted market prices.

New Accounting Pronouncements:    The Company adopted SFAS No. 123(R), “Share Based Payment” during the fourth quarter of fiscal 2005 and used the modified retrospective method of adoption. Stock based compensation expense was calculated using the Black-Scholes option pricing model for options granted in the first and second quarters of 2005 and the binomial pricing model for options granted thereafter. Assumptions used to determine the fair value of each option were based upon historical data and standard industry valuation practices and methodology. The total impact of SFAS No. 123(R) on fiscal 2006 and fiscal 2005 is a $2.6 million and $2.7 million reduction to net earnings, or a $0.08 and $0.09 per share reduction in diluted earnings per share, respectively.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No.’s 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after the beginning of fiscal 2008. We are currently evaluating the impact SFAS No. 155 could have on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in fiscal 2008. We are evaluating the interpretation to determine the effect on our financial statements and related disclosures.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (FASB 158). This statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other post retirement plans on the balance sheet. FASB 158 requires additional new disclosures to be made in companies financial statements. FASB 158 will be effective for us beginning in fiscal 2008. We do not anticipate a significant impact on the financial statements upon adoption of this standard as the accumulated benefit obligation closely approximates the projected benefit obligation for all of the Company’s defined benefit plans.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 “Financial Statements—Concerning the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 will be effective for us beginning in fiscal 2007. The adoption of SAB 108 is not expected to have a significant impact on our consolidated results of operations, financial position or cash flows.

Reclassifications:    Certain prior year amounts have been reclassified to conform to the fiscal 2006 presentation.

Note 2.    Acquisitions

The Company completed four business acquisitions during the fiscal year ended August 31, 2006, five acquisitions in fiscal 2005 and two acquisitions in fiscal 2004. All of these transactions were accounted for using the purchase method of accounting; therefore, the results of operations are included in the Consolidated Financial Statements only since their acquisition dates. All of these acquisitions resulted in the recognition of goodwill in the Company’s Consolidated Financial Statements because the purchase prices reflect the future earnings and cash flow potential of these companies, and the complementary strategic fit and resulting synergies these businesses bring to existing operations. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the fiscal year ended August 31, 2006, and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

Fiscal 2006

On August 17, 2006, the Company acquired all of the outstanding stock of Actown-Electrocoil, Inc. (“Actown”) for $23.8 million, net of cash acquired. Actown, based in Spring Grove, Illinois, is a leader in producing custom transformers, coils, neon transformers and LED lighting systems to global OEMs including low-voltage lighting, construction, factory automation, wireless communication and power generation. Actown is included in our Professional Electrical segment. The preliminary purchase price allocation resulted in $10.8 million assigned to goodwill (which is currently not deductible for tax purposes in the United States), $2.0 million assigned to tradenames, and $5.0 million assigned to customer relationships. The amount assigned to customer relationships will be amortized over 20 years.

On April 28, 2006, the Company acquired all of the outstanding stock of Precision Sure-Lock (“PSL”) for $42.3 million, net of cash acquired. PSL, based in Dallas, Texas, has a leading U.S. market position in the concrete pre-and post-tensioning product market. PSL produces one-time use and reusable chucks and wedges, stressing jacks, and anchors used in residential, commercial, and public works concrete construction, underground mining, and ground stabilization. PSL is included in our Industrial Tools segment. The preliminary purchase price allocation resulted in $26.6 million assigned to goodwill (which is not currently deductible for tax purposes), $8.5 million assigned to tradenames, and $7.8 million assigned to customer relationships. The amount assigned to customer relationships will be amortized over 20 years.

On April 21, 2006, the Company acquired all of the outstanding stock of D. L. Ricci (“Ricci”) for $52.4 million, net of cash acquired. Ricci, based in Red Wing, Minnesota, is a leader in selling and renting portable machining equipment and providing industrial field service for power plants, refineries, chemical plants, offshore drilling rigs, mines and other industrial applications primarily in North America. Ricci’s machining products and services complement the product and service offerings of our Hydratight business, which provides bolting products and services to the same industries. Ricci is included in our Joint Integrity segment. The preliminary purchase price allocation resulted in $27.5 million assigned to goodwill (which is currently deductible for tax purposes in the United States), $5.0 million assigned to tradenames, $5.1 million assigned to patents, $0.4 million assigned to non-compete agreements and $8.4 million assigned to customer relationships. The amounts assigned to patents, non-compete agreements and customer relationships will be amortized over periods of 15, 5 and 20 years, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 16, 2005, the Company acquired all of the outstanding stock of B.E.P. Marine Limited (“B.E.P.” or the “B.E.P. acquisition”) for $7.6 million of cash. B.E.P., based in Auckland, New Zealand, is a leading provider of AC and DC control panels, digital monitoring systems, battery switches and battery distribution products, waterproof switch panels, and gas detectors primarily to original equipment manufacturer (OEM) boat builders and the marine aftermarket. B.E.P.’s product offering complements the existing product line offered by our Specialty Electrical segment. The preliminary purchase price allocation resulted in $3.7 million assigned to goodwill (which is not currently deductible for tax purposes), $0.9 million assigned to tradenames, $0.6 million assigned to patents, and $0.7 million assigned to customer relationships. The amounts assigned to patents and customer relationships will be amortized over periods of 11 years and 10 years, respectively.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for the businesses acquired during the fiscal year ended August 31, 2006:

Total
Accounts receivable, net	$13,861
Inventories	9,539
Other current assets	1,002
Property, plant & equipment	11,859
Goodwill	68,641
Other intangible assets	45,353
Other long-term assets	3,953
Trade accounts payable	(8,322)
Other current liabilities	(7,977)
Other long-term liabilities	(11,747)

Cash paid, net of cash acquired	$126,162

In addition to the $126.2 million of cash used for these four acquisitions in 2006, the Company paid approximately $2 million in earn-out and other related payments and recorded it as an increase to goodwill.

Fiscal 2005

On May 17, 2005, the Company acquired all of the outstanding stock of Hydratight Sweeney (“Hydratight Sweeney” or the “Hydratight Sweeney Acquisition”) for $94.4 million of cash (net of $0.8 million of cash acquired). Hydratight Sweeney, headquartered in Birmingham, United Kingdom, manufactures and provides bolting products and services to the oil and gas, power generation, industrial, and other end user markets and is included in our Joint Integrity segment. The addition of Hydratight Sweeney to the Enerpac and Hedley Purvis organizations enables Actuant to offer customers a full line of bolting solutions on a global basis. This transaction was funded with proceeds from the Company’s revolving credit facilities. The preliminary purchase price allocation resulted in $50.7 million assigned to goodwill (which is not deductible for tax purposes), $14.2 million assigned to tradenames, $5.3 million assigned to patents, and $15.2 million assigned to customer relationships. The amounts assigned to patents and customer relationships are being amortized over periods of fifteen and twenty years, respectively. During fiscal 2006, a $3.3 million purchase accounting adjustment was made to increase goodwill and decrease the customer relationship intangible asset. The adjustment reflects changes in the underlying third-party valuations completed for the Hydratight Acquisition.

On December 27, 2004, the Company acquired all of the outstanding stock of Key Components, Inc. (“KCI” or the “KCI Acquisition”) for approximately $316.9 million (including the assumption of $80.8 million of debt less $2.2 million of acquired cash). KCI is the holding company for six businesses that provide products for a diverse array of end-user markets offered under established brand names including Acme Electric, B.W. Elliott,

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gits Manufacturing, Marinco, and Turner Electric. The products offered through these operating businesses consist of power converters and transformers, flexible shafts, turbocharger and emission system components, specialty electrical components, and high-voltage utility switches. The operating businesses have been included in the following segments: one in Professional Electrical, one in Specialty Electrical, one in Truck Actuation Systems and the remaining three in Other Engineered Solutions. Similar to Actuant, a number of KCI businesses have leading positions in niche markets serving diverse customers. The transaction was funded through the issuance of $250.0 million of term loans under the Company’s senior credit facility, as amended, and a public offering of Class A Common Stock, both in December 2004. See Note 6, “Debt,” and Note 11, “Capital Stock,” for further information on these financing transactions. The purchase price allocation resulted in $199.0 million assigned to goodwill (which is not deductible for tax purposes), $3.1 million to patents, $42.0 million to customer lists, and $68.8 million to tradenames. The amounts assigned to patents and customer lists are being amortized over weighted average periods of 8 and 19 years, respectively, and the amounts assigned to tradenames have been determined to have indefinite lives and as a result are not subject to amortization.

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

Goodwill recognized in those transactions amounted to $32.8 million, $10.0 million of which is expected to be fully deductible for tax purposes. Goodwill was assigned to the Joint Integrity, North American Electrical and Truck Actuation Systems segments in the amounts of $20.3, $5.6 and $6.9 million, respectively.

Fiscal 2004

On September 3, 2003, the Company acquired certain assets and assumed certain liabilities of Kwikee Products Company, Inc. (“Kwikee” or the “Kwikee Acquisition”) for $28.7 million of cash. Kwikee, headquartered in Cottage Grove, Oregon, is a leading provider of retractable step systems and storage tray systems for the North American recreational vehicle (“RV”) market and is included in our Other Engineered Solutions segment. This transaction was funded through borrowings under the Company’s senior secured credit agreement.

On December 30, 2003, the Company acquired 100% of the outstanding capital stock of Dresco B.V. (“Dresco” or the “Dresco Acquisition”) for $31.9 million of cash (net of $0.8 million of cash acquired). Dresco, headquartered in Wijchen, the Netherlands, is a leading distributor of electrical, plumbing and other supplies to the Benelux (Belgium, the Netherlands, and Luxembourg) home center market and is included in our European Electrical segment. The purchase agreement allows for additional payments to the sellers aggregating no less than approximately $2.0 million and no more than $12.0 million, contingent on the Company achieving targeted net sales in the calendar years ended December 31, 2004 through 2006. The aggregate minimum payment of $2.0 million was recorded as a liability in the purchase price allocation. During fiscal 2005 the Company made an earnout payment of approximately $0.8 million in accordance with the provisions of the purchase agreement.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma results of operations of the Company give effect to all acquisitions completed since September 1, 2003 as though the transactions and related financing activities had occurred on September 1, 2003.

	Fiscal Year Ended August 31,
	2006	2005	2004
Net sales
As reported	$1,201,158	$976,066	$726,851
Pro forma	1,274,208	1,194,374	1,138,784
Net earnings from continuing operations
As reported	$92,588	$71,251	$23,890
Pro forma	94,454	79,497	41,069
Basic earnings per share
As reported	$3.41	$2.74	$1.01
Pro forma	3.48	2.92	1.55
Diluted earnings per share
As reported	$3.01	$2.42	$0.93
Pro forma	3.07	2.59	1.41

The comparability of net earnings between the periods presented is impacted by $25.1 million of net of tax charges for the early extinguishment of debt for the fiscal year ended August 31, 2004.

Note 3.    Restructuring

The Company initiated plans to restructure its European Electrical segment during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and increase profitability. These plans are separate from the previously disclosed Kopp restructuring plan begun in 2003, which reduced administrative and operational costs at the time of the Kopp acquisition.

A rollforward of the European Electrical restructuring reserve follows (in thousands):

Accrued severance costs as of August 31, 2005	$1,558
Restructuring expense	4,910
Write-off of fixed assets deemed impaired	(970)
Cash payments	(1,116)
Currency impact	22

Accrued severance costs as of August 31, 2006	$4,404

The remaining $4.4 million of accrued severance costs for all plans at August 31, 2006 will be paid to former employees over the next two fiscal years as dictated by contractual arrangements with those employees.

In connection with the KCI Acquisition in December 2004, the Company committed to a plan to close KCI’s corporate headquarters and terminate all of the related employees. The restructuring reserve of $1.8 million, primarily for severance payments to the terminated employees, was recorded in the purchase price allocation. No amounts remain outstanding under this plan as of August 31, 2006.

Note 4.    Accounts Receivable Securitization

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. Book value of accounts receivable in the accompanying balance sheet is comprised of the gross accounts receivable retained interest less a reserve for doubtful accounts, which is calculated based on a review of the specific receivable issues and supplemented by a general reserve based on past write-off history. The retained interest recorded at August 31, 2006 and 2005 is $41.5 million and $29.9 million, respectively, and is included in accounts receivable in the accompanying Consolidated Balance Sheets. The securitization program has a final maturity in May 2007, subject to annual renewal by the Purchaser. The Company amended its securitization program in February 2005 and then again in May 2006 to increase capacity from $35 million to $60 million, and to include trade accounts receivable from certain of the domestic entities acquired in the KCI and Hydratight Sweeney acquisitions. Trade accounts receivable sold and being serviced by the Company totaled $50.0 million and $43.8 million at August 31, 2006 and August 31, 2005, respectively.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $367.5 million, $288.5 million, and $198.7 million for the years ended August 31, 2006, 2005, and 2004, respectively. Cash collections of trade accounts receivable balances in the total receivable pool totaled $597.7 million, $440.5 million, and $324.7 million for the years ended August 31, 2006, 2005, and 2004, respectively.

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

	Balance Outstanding August 31,		Balance Outstanding 60 Days or More Past Due August 31,		Net Credit Losses
					Year Ended August 31,
	2006	2005	2006	2005	2006	2005
Trade accounts receivable subject to securitization program	$91,511	$73,784	$7,141	$5,286	$697	$534
Trade accounts receivable balances sold	49,963	43,839

Retained Interest	$41,548	$29,945

Accounts receivable financing costs of $2.4 million, $1.3 million, and $0.4 million for the year ended August 31, 2006, 2005, and 2004, respectively, are included in financing costs, net in the accompanying Consolidated Statements of Earnings.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended August 31, 2006 and 2005 are as follows:

	Tools & Supplies Group						Engineered Solutions Group				Total
	Industrial Tools	Joint Integrity	North American Electrical	Specialty Electrical	European Electrical	Professional Electrical	Truck Actuation Systems	Recreational Vehicle Actuation Systems	Automotive Actuation Systems	Other Engineered Solutions
Balance as of August 31, 2004	$2,171	$—	$41,189	$—	$23,583	$—	$3,079	$68,882	$—	$6,483	$145,387
Businesses acquired	—	65,548	5,627	81,223	—	21,082	49,949	136	739	58,120	282,424
Currency impact	99	146	—	—	308	—	(46)	1	(8)	(26)	474

Balance as of August 31, 2005	2,270	65,694	46,816	81,223	23,891	21,082	52,982	69,019	731	64,577	$428,285
Businesses acquired	26,575	27,210	—	3,876	—	10,944	—	—	—	—	68,605
Purchase accounting adjustments	—	3,963	—	(199)	—	488	(281)	362	—	(161)	4,172
Currency impact	81	3,362	—	(375)	921		298	16	28	35	4,366

Balance as of August 31, 2006	$28,926	$100,229	$46,816	$84,525	$24,812	$32,514	$52,999	$69,397	$759	64,451	$505,428

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of August 31, 2006 and 2005 are as follows:

	August 31, 2006			August 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer Relationships	$85,095	$7,999	$77,096	$65,556	$3,413	$62,143
Patents	38,162	14,947	23,215	31,303	12,197	19,106
Trademarks	6,378	2,556	3,822	6,273	2,103	4,170
Non-compete agreements	1,634	582	1,052	832	425	407
Other	808	565	243	1,083	273	810

Total	$132,077	$26,649	$105,428	$105,047	$18,411	$86,636

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of August 31, 2006 and 2005 are $105.5 million and $88.4 million, respectively. These assets are comprised of acquired tradenames.

Amortization expense recorded on the intangible assets for the years ended August 31, 2006, 2005 and 2004 was $7.7 million, $5.2 million and $2.2 million respectively. Amortization expense for future years is estimated to be as follows: $8.9 million in fiscal 2007, $8.9 million in fiscal 2008, $8.8 million in fiscal 2009, $8.5 million in fiscal 2010, $8.1 in fiscal 2011, and $62.2 million thereafter.

The increase in the gross carrying amounts of goodwill and other intangible assets is the result of acquisitions completed in the current fiscal year and the impact of changes in foreign currency rates. See Note 2, “Acquisitions,” for additional details.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Debt

Long-term Debt:    The Company’s indebtedness at the end of its two most recently completed fiscal years was as follows:

	August 31,
	2006	2005
Revolving credit facility	$38,000	$23,110
Term loan	250,000	250,000
Commercial paper	42,226	19,405
Other	26	282

Sub-total—Senior indebtedness	330,252	292,797
Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	150,000

Total debt, excluding short-term borrowings	480,252	442,797
Less: current maturities of long-term debt	(18,896)	(136)

Total long-term debt, less current maturities	$461,356	$442,661

Short-term borrowings	$—	$21

The Company’s senior credit facility provides for $250.0 million of term loans in addition to a $250.0 million Revolver. During the quarter ended May 31, 2006, the Company obtained an amendment to reduce the borrowing spreads and Revolver non-use fees under the senior credit facility. The term loans mature on December 22, 2009 and amortize as follows: $18.9 million in fiscal 2007, $37.5 million in fiscal 2008, $106.2 million in fiscal 2009, and $87.5 million in fiscal 2010. At August 31, 2006, the outstanding term loan carried an interest rate of 6.475%, which represented LIBOR plus a borrowing spread. Of the outstanding term loan, $100.0 million of principal was swapped to a fixed interest rate of 4.10% plus the applicable borrowing spread until maturity. Additionally, $96.2 million of principal of the term loans was swapped to a Euribor variable interest rate plus a borrowing spread which totaled 3.36% at August 31, 2006. The borrowing spread on the term loan was 1.00% at August 31, 2006, while borrowings under the Revolver bear interest at LIBOR plus a borrowing spread of 1.00%. The $38.0 million of outstanding borrowings on the Revolver were at an interest rate of 6.360% at August 31, 2006. All senior credit facility borrowings are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the Revolver. At August 31, 2006, the non-use fee was 0.20%. The senior credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, dividends and other restricted payments. As of August 31, 2006, the Company was in compliance with all debt covenants.

There was $42.2 million of commercial paper borrowings outstanding at August 31, 2006, all of which had original maturity terms of 91 days or less and were at a weighted interest rate of 5.70%, including issuance fees. Total commercial paper outstanding cannot exceed $75.0 million under the terms of the senior credit facility. The Revolver provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balance of the Revolver and commercial paper cannot exceed $250.0 million and is also classified as a component of long-term debt. The unused and available credit line under the Revolver at August 31, 2006 was approximately $169.8 million.

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

Aggregate Maturities:    Long-term debt outstanding at August 31, 2006, including current maturities of long-term debt, is payable as follows: $18.9 million in fiscal 2007; $37.5 million in fiscal 2008; $106.3 million in fiscal 2009; $167.6 in fiscal 2010; $150.0 million in fiscal 2011; and $0.0 million thereafter.

The Company made cash interest payments of $23.1 million, $14.6 million, and $16.2 million in fiscal 2006, 2005 and 2004, respectively.

Note 7.    Leases

The Company leases certain facilities, computers, equipment and vehicles under various lease agreements generally over periods of one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. It is the Company’s policy not to enter into capital leases.

Future obligations under non-cancelable operating leases in effect at August 31, 2006 are as follows: $17.9 million in fiscal 2007; $14.4 million in fiscal 2008; $11.0 million in fiscal 2009; $8.8 million in fiscal 2010; $6.6 million in fiscal 2011; and $22.3 million thereafter. Total rental expense under operating leases was $20.3 million, $16.7 million and $12.8 million in fiscal 2006, 2005 and 2004, respectively.

The Company is also contingently liable for certain leases entered into by a former subsidiary. See Note 15, “Contingencies and Litigation,” for further information.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Employee Benefit Plans

Domestic Defined Benefit Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement benefits to certain employees of domestic businesses it acquired that were entitled to those benefits prior to acquisition. At August 31, 2006, the defined benefit plans consist of three plans. Most of the defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits.

At August 31, 2006 the postretirement medical plans consist of four plans, each of which are unfunded. Two of the plans require individuals receiving medical benefits under the plan to make contributions to defray a portion of the cost, which are adjusted annually while the other two plans do not require retiree contributions.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the domestic plans as of the Company’s August 31 measurement date.

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	Year ended August 31,		Year ended August 31,
	2006	2005	2006	2005
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$40,664	$15,185	$4,690	$3,453
Benefit obligations of acquired businesses	—	22,539	—	1,143
Service cost	76	376	22	16
Interest cost	2,096	1,773	235	249
Settlement	—	(488)	—	—
Plan change	—	—	—	(5)
Actuarial loss (gain)	(3,525)	2,989	(546)	128
Plan participant contributions	—	—	236	295
Benefits paid	(1,817)	(1,710)	(480)	(589)

Benefit obligation at end of year	$37,494	$40,664	$4,157	$4,690

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$29,729	$11,108	$—	$—
Value of assets in plans acquired	—	18,327	—	—
Actual return on plan assets	2,621	1,915	—	—
Company contributions	321	550	244	294
Plan participant contributions	—	—	236	295
Settlement	—	(461)	—	—
Benefits paid from plan assets	(1,817)	(1,710)	(480)	(589)

Fair value of plan assets at end of year	$30,854	$29,729	$—	$—

Development of net amount recognized:
Funded status of the plans	$(6,640)	$(11,027)	$(4,157)	$(4,690)
Unrecognized net loss (gain)	4,735	8,989	(4,067)	(3,913)
Unrecognized prior service cost	—	—	5	7

Accrued benefit cost	$(1,905)	$(2,038)	$(8,219)	$(8,596)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit cost	$(6,750)	$(10,935)	$(8,219)	$(8,596)
Accumulated other comprehensive income	3,039	5,644	—	—
Deferred income taxes	1,806	3,253	—	—

Accrued benefit cost	$(1,905)	$(2,038)	$(8,219)	$(8,596)

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides detail on the Company’s domestic net periodic benefit costs:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans
	Year ended August 31,			Year ended August 31,
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$76	$376	$—	$22	$16	$12
Interest cost	2,096	1,773	920	235	249	355
Expected return on assets	(2,427)	(1,898)	(901)	—	—	—
Amortization of actuarial loss/(gain)	444	428	298	(390)	(386)	(195)

Benefit cost (credit)	$189	$679	$317	$(133)	$(121)	$172

Weighted-average assumptions used to determine benefit obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans
	2006	2005	2004	2006	2005	2004
Assumptions for benefit obligations:
Discount rate	6.00%	5.25%	6.25%	6.00%	5.25%	6.25%

Assumptions for net periodic benefit cost:
Discount rate	5.25%	6.00%	6.75%	5.25%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%	n/a	n/a	n/a

The accumulated benefit obligation is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels. There is no difference between the accumulated and projected benefit obligations of the Company’s domestic defined benefit pension plans because the majority of these plans are frozen and as such plan participants do not earn future benefits. For the limited number of employees who do earn future benefits, the benefit is not based on future salary levels and as a result, compensation changes do not impact the liability.

The Company domestic pension plan asset allocations at August 31, 2006 and 2005, by asset category are as follows:

	August 31, 2006		August 31, 2005
	$	%	$	%
Equity securities	$23,167	75%	$23,426	79%
Fixed income securities	7,382	24	5,708	19
Cash	305	1	595	2

Total	$30,854	100%	$29,729	100%

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by maximizing investment returns within that prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. The Company’s targeted asset allocation as a percentage of total market value is 60% to 80%

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity securities and the remainder fixed income securities and cash. Additionally, cash balances are maintained at levels adequate to meet near term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through semi-annual investment portfolio reviews.

The Company’s overall expected long-term rate of return on assets is 8.50% and is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.

The Company has a minimum required contribution to its defined pension plans of $0.5 million for the fiscal 2006 plan year, which was funded in fiscal 2007. Projected benefit payments to participants for the Company’s defined pension plans are as follows: $2.0 million in both fiscal 2007 and 2008, $2.1 million in fiscal 2009, $2.2 million in both fiscal 2010 and 2011, and a total of $12.6 million for fiscal years 2012 through 2016. The Company expects that future benefit payments for its other postretirement plans will approximate $0.4 million in each of fiscal years 2007 through 2011 and will total $1.6 million in fiscal years 2012 through 2016.

The health care cost trend rate used in the actuarial calculations for other postretirement benefit plans was 10%, trending downward to 5% by the year 2011, and remaining level thereafter. A one percentage-point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by approximately $0.2 million and would not have a material effect on aggregate service and interest cost components.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for certain employees in various foreign countries. At August 31, 2006, the defined benefit pension plans consisted of nine separate plans. As a result of the acquisitions of Yvel and Hedley Purvis in fiscal 2005, the Company assumed two separate foreign defined benefit pension plans. Unlike existing U.S. pension plans, future benefits are earned with respect to the foreign plans. The following table provides detail of changes in the projected foreign benefit obligations, changes in the fair value of related plan assets and funded status as of the Company’s August 31 measurement date.

	Foreign Defined Benefit Plans
	Year ended August 31,
	2006	2005
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$26,926	$16,865
Benefit obligations of acquired businesses	—	4,220
Service cost	644	485
Interest cost	1,113	1,105
Actuarial loss (gain)	(1,649)	4,923
Benefits paid	(990)	(723)
Foreign exchange impact	988	51

Benefit obligation at end of year	$27,033	$26,926

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$5,039	$1,226
Value of assets in plans acquired	—	3,603
Actual return on plan assets	132	(28)
Company contributions	1,075	1,055
Benefits paid from plan assets	(990)	(723)
Foreign exchange impact	243	(94)

Fair value of plan assets at end of year	$5,499	$5,039

Development of net amount recognized:
Funded status of the plans	$(21,534)	$(21,887)
Unrecognized net loss (gain)	2,403	4,009

Accrued benefit cost	$(19,131)	$(17,878)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit cost	$(21,362)	$(21,544)
Accumulated other comprehensive income	1,450	2,382
Deferred income taxes	781	1,284

Accrued benefit cost	$(19,131)	$(17,878)

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides detail on the Company’s foreign net periodic benefit costs for foreign defined benefit pension plans:

	Foreign Defined Benefit Plans
	Year ended August 31,
	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$644	$485	$472
Interest cost	1,113	1,105	856
Expected return on assets	(264)	(190)	(47)
Amortization of actuarial (gain) loss	105	(2)	(44)
Settlement	—	—	(4)
Curtailment	—	—	(27)

Benefit cost	$1,598	$1,398	$1,206

Weighted-average assumptions used to determine benefit obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2006	2005	2004
Assumptions for benefit obligations:
Discount rate	4.75%	3.99%	5.64%
Rate of compensation increase	1.75%	1.97%	2.12%

Assumptions for net periodic benefit cost:
Discount rate	4.15%	5.38%	5.51%
Expected return on plan assets	5.19%	3.34%	4.17%
Rate of compensation increase	1.75%	2.10%	2.12%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all foreign pension plans with accumulated benefit obligations in excess of plan assets were $25.4 million, $25.1 million, and $3.9 million, respectively, as of August 31, 2006, and $26.9 million, $26.4 million, and $5.0 million, respectively, as of August 31, 2005. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all foreign pension plans with plan assets in excess of accumulated benefit obligations were $1.6 million, $1.5 million and $1.6 million, respectively, as of August 31, 2006. The plan assets consist primarily of participating units in common stock and bond funds. The Company’s overall expected long-term rate of return on assets is 5.19%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.

The Company expects to make cash payments for its foreign defined pension plans as follows: $0.9 million in fiscal 2007, $0.8 million in fiscal year 2008, $0.9 million in each fiscal year 2009 through 2010, $1.0 million in fiscal 2011 and a total of $7.5 million for fiscal years 2012 through 2016.

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contribute up to 50% of their compensation to individual accounts within the 401(k) Plan. The Company makes core contributions to employee accounts that generally equal 3% of each employee’s annual cash compensation, subject to IRS limitations. In addition, the Company matches approximately 25% of each employee’s contribution up to the employee’s first 6% earnings.

The Company contributes to defined contribution benefit plans under which expense was recorded of approximately $3.7 million, $2.1 million and $2.2 million during the years ended August 31, 2006, 2005 and 2004, respectively.

Deferred Compensation Plan

The Company adopted a deferred compensation plan in December 2002 to allow eligible U.S. employees to defer receipt of current compensation in order to provide future retirement benefits. Eligibility is limited to employees that earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferred compensation in a fixed income investment at a specified interest rate, in Actuant Common Stock, or a combination of the two. The fixed income portion of the plan is currently unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $4.5 million and $3.2 million has been recorded in “Other long-term liabilities” on the Consolidated Balance Sheets at August 31, 2006 and 2005, respectively, to reflect the unfunded deferred compensation liability. Actuant Common Stock issued by the Company to fund the plan is held in a rabbi trust. Company shares held by the rabbi trust are accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust at August 31, 2006 was $0.4 million.

Long Term Incentive Plan

The Company adopted a long term incentive plan in July 2006 to provide each participating officer with an opportunity to receive a cash incentive payment based on the growth of the Common Stock price of the Company over an 8 year period. A liability of $0.3 million has been recorded in “Other long-term liabilities” on the Consolidated Balance Sheet at August 31, 2006.

Other Non-U.S. Benefit Plans

The Company contributes to a number of other retirement programs, primarily government mandated, for employees outside the United States. Benefit expense under these programs amounted to approximately $3.1 million, $2.0 million and $1.1 million in fiscal 2006, 2005 and 2004, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Income Taxes

Income tax expense on earnings from continuing operations is summarized below:

	Year ended August 31,
	2006	2005	2004
Currently payable:
Federal	$14,924	$15,032	$4,595
Foreign	15,589	14,879	6,971
State	1,481	439	479

Subtotals	31,994	30,350	12,045

Deferred:
Federal	1,316	6,035	2,632
Foreign	114	(1,856)	(395)
State	(38)	483	394

Subtotals	1,391	4,662	2,631

Income tax expense	$33,386	$35,012	$14,676

Income tax expense differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate for continuing operations follows:

	Year ended August 31,
% of Pre-tax Earnings	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal effect	1.2	0.9	0.7
Non-deductible amortization and other expenses	—	—	0.3
Net effects of foreign tax rates and credits	(6.2)	(1.6)	0.7
State net operating loss benefit	(3.7)	—	—
Other items	0.2	(1.2)	1.1

Effective tax rate.	26.5%	33.1%	37.8%

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities included the following items:

	Year ended August 31,
	2006	2005
Deferred income tax assets:
Operating loss and tax credit carryforwards	$19,249	$14,908
Compensation related reserves	3,161	1,608
Postretirement benefit accruals	12,553	8,436
Inventory items	4,741	5,029
Restructuring expenses	511	319
Deferred income	804	590
Book reserves and other items	15,848	13,607

Total deferred income tax assets	56,867	44,497
Valuation allowance	(14,191)	(13,023)

Net deferred income tax assets	42,676	31,474
Deferred income tax liabilities:
Depreciation and amortization	80,428	68,543
2% Convertible Notes interest	8,793	5,662
Stock compensation	4,613	—
Other items	229	1,078

Deferred income tax liabilities	94,063	75,283

Net deferred income tax (liability) asset	$(51,387)	$(43,809)

The valuation allowance against deferred income tax assets primarily represents a reserve for foreign and domestic loss carryforwards for which utilization is uncertain. The increase in the valuation allowance was due primarily to current year foreign losses and acquired domestic net operating losses partially offset by the reversal of a $4.6 million valuation allowance on state net operating losses. The majority of the foreign losses may be carried forward indefinitely. The state loss carryforwards expire in various years through 2020.

The deductibility for tax purposes of the 2% Convertible Notes interest may have to be recaptured, in part or in whole, if the notes are redeemed for cash instead of converted into the Company’s Class A common stock. If the notes are redeemed into Company common stock, the deferred tax liability would be eliminated through an adjustment to the Company’s shareholders’ equity and would not impact current tax accounts.

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to approximately $100.6 million at August 31, 2006. If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $10.3 million would have been necessary as of August 31, 2006.

Earnings from continuing operations before income taxes related to non-United States operations were $64.0 million, $44.2 million and $25.8 million for fiscal 2006, 2005 and 2004, respectively. Cash paid for income taxes (net of refunds) was $27.7 million, $21.1 million, and $15.3 million during fiscal 2006, 2005 and 2004, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Discontinued Operations

In fiscal 2002, a former subsidiary of the Company filed for bankruptcy, and in conjunction with its bankruptcy filing, rejected certain indemnification agreements it had with the Company. At that time the Company recorded a liability to reflect the rejection of these agreements, which related to income taxes and other contingencies. In fiscal 2004, the Company recorded income of $10.9 million, or $0.39 per diluted share, in “Discontinued Operations, net of Income Taxes” to reflect the release of the reserve it had established for this exposure, based on its evaluation that no amounts would be due as a result of the rejection of such agreements.

Separately, the Company entered into an agreement in November 2004 with this same former subsidiary related to funds it held to reimburse itself for certain estimated costs arising for the Company’s spin-off of the subsidiary. Under this agreement, the Company agreed to reimburse these funds to the former subsidiary prior to the contractual settlement date, in exchange for allowing the Company to retain $2.0 million of the funds for its own use. The $15.8 million reimbursement payment fully satisfied the former subsidiary’s interest in the funds, and this favorable settlement resulted in a $2.0 million pre-tax gain in the first quarter of fiscal 2005, which was recorded in “Other expense (income), net” in the Consolidated Statement of Earnings.

Note 11.    Capital Stock

The authorized common stock of the Company as of August 31, 2006 consisted of 84,000,000 shares of Class A Common Stock, $0.20 par value, of which 27,295,372 shares were issued and outstanding; 1,500,000 shares of Class B Common Stock, $0.20 par value, none of which were issued and outstanding; and 160,000 shares of Cumulative Preferred Stock, $1.00 par value (“Preferred Stock”), none of which have been issued. Holders of both classes of the Company’s Common Stock are entitled to dividends, as the Company’s board of directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the Common Stock. If the Company were to issue any of its Preferred Stock, no dividends could be paid or set apart for payment on shares of Common Stock, unless paid in Common Stock, until dividends on all of the issued and outstanding shares of Preferred Stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.

On July 7, 2006 at a special meeting of shareholders of the Company, the shareholders of the Company, upon the recommendation of the Company’s Board of Directors, approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of Class A Common Stock authorized from 42,000,000 to 84,000,000.

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

	Year Ended August 31,
	2006	2005	2004
Numerator:
Earnings from continuing operations	$92,588	$71,251	$23,890
Discontinued operations, net of income taxes	—	—	10,933

Net earnings as reported for basic earnings per share	92,588	71,251	34,823
Plus: 2% Convertible Notes financing costs, net of taxes	2,444	2,444	1,969

Net earnings for diluted earnings per share	$95,032	$73,695	$36,792

Denominator (in thousands):
Weighted average common shares outstanding for basic earnings per share	27,130	25,996	23,660
Net effect of dilutive stock options based on the treasury stock method using average market price	713	688	1,017
Net effect of 2% Convertible Notes based on the if-converted method	3,758	3,758	3,028

Weighted average common and equivalent shares outstanding for diluted earnings per share	31,601	30,442	27,705

Basic Earnings Per Share:
Earnings from continuing operations	$3.41	$2.74	$1.01
Discontinued operations, net of income taxes	—	—	0.46

Net earnings per share	$3.41	$2.74	$1.47

Diluted Earnings Per Share:
Earnings from continuing operations	$3.01	$2.42	$0.93
Discontinued operations, net of income taxes	—	—	0.39

Net earnings per share	$3.01	$2.42	$1.32

Note 12.    Stock Plans

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

Shareholders of the Company approved the adoption of the Actuant Corporation 2002 Stock Plan (the “2002 Plan”) and the Actuant Corporation 2001 Stock Plan (the “2001 Plan”) on January 10, 2003 and January 9, 2001, respectively. On January 13, 2006, the shareholders of the Company approved an amendment to increase the authorized shares available for issue under the 2002 Plan from 1,000,000 to 3,000,000 shares of Class A Common Stock. Under the terms of the 2002 Plan and the 2001 Plan, stock options may be granted to officers and key employees. At August 31, 2006, 3,000,000 shares of Class A Common Stock were authorized for issuance under the 2002 Plan, 103,191 shares of which have been issued, and 800,000 shares of Class A

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock were authorized for issuance under the 2001 Plan, 144,593 shares of which have been issued. Previously, the Company had two nonqualified stock option plans for employees—the 1990 or 1996 plans. No further options may be granted under the 1990 or 1996 plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. Options generally have a maximum term of ten years and an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant. Options generally vest 50% after three years and 100% after five years.

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

The total number of our Class A Common Stock reserved for issuance under the employee stock plans at August 31, 2006 and 2005 was as follows:

	August 31,
	2006	2005
2001 Plan:
Shares subject to outstanding options	634,180	676,730
Shares available for future grants	21,227	13,877

Total shares reserved for issuance	655,407	690,607

2002 Plan:
Shares subject to outstanding options	1,052,951	776,350
Shares available for future grants	1,843,858	183,717

Total shares reserved for issuance	2,896,809	960,067

On January 9, 2001, shareholders of the Company approved the Actuant Corporation 2001 Outside Directors’ Stock Option Plan (the “Director Plan”) for independent members of the board of directors. On January 13, 2006, shareholders of the Company approved an amendment to increase the number of shares available for issuance under the Director Plan from 220,000 to 320,000 shares of Class A Common Stock. Previously, the Company had other nonqualified stock option plans for the board of directors. However, no further options may be granted under these older plans, although options previously issued and outstanding under these plans remain exercisable pursuant to the provisions of the plans. At August 31, 2006, a total of 320,000 shares of Class A Common Stock were authorized for issuance under the Director Plan, 48,000 shares of which have been issued through exercises of option grants. At August 31, 2006, 272,000 shares were reserved for issuance under the Director Plan, consisting of 144,000 shares subject to outstanding options and 128,000 shares available for future option grants. Director stock options vest eleven months after date of grant and expire ten years from the option grant date. The options have an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under all plans as of August 31, 2006, and changes during the fiscal year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2005	1,988,534	$21.68
Granted	375,501	55.90
Exercised	(138,320)	13.05
Forfeited	(70,950)	34.99
Expired	—	—

Outstanding on August 31, 2006	2,154,765	$27.75	6.4 years	$41.9 million
Exercisable on August 31, 2006	1,066,032	$16.51	4.9 years	$31.0 million

The weighted-average grant-date fair value of options granted during fiscal 2006, 2005, and 2004 was $21.50, $18.91 and $15.19, respectively. The total intrinsic value of options exercised during the fiscal years ended August 31, 2006, 2005, and 2004, was $6.3 million, $11.6 million, and $6.9 million, respectively and the total fair value of options exercised during 2006 was $1.2 million. Exercise of options resulted in cash receipts of $1.8 million in 2006, $2.2 million in 2005, and $1.7 million in 2004.

A summary of the status of the Company’s restricted shares as of August 31, 2006, and changes during the year then ended, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock on September 1, 2005	49,034	$35.94
Granted	41,575	57.53
Forfeited	—	—
Vested and Issued	(16,581)	28.35

Restricted stock on August 31, 2006	74,028	$49.76

As of August 31, 2006, there was $10.8 million of total unrecognized compensation cost related to nonvested share-based compensation. That cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the fiscal years ended August 31, 2006 and 2005 was $3.1 million and $2.7 million, respectively.

The Company issues new shares to satisfy stock option exercises and restricted stock vesting.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock based compensation expense was calculated using the Black-Scholes option pricing model for options granted in the first half of fiscal 2005 and a binomial pricing model for options granted thereafter. In fiscal 2004, the Black Scholes option pricing model was used to determine the fair value of stock compensation for disclosure purposes only. Assumptions used to determine the fair value of each option were based upon historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used in each fiscal year:

	Fiscal Year Ended August 31,
	2006	2005	2004
Dividend yield	0.14%	0.00%	0.00%
Expected volatility	35.1%	43.4%	46.8%
Risk-free rate of return	4.3%	3.8%	3.5%
Expected grant forfeiture	15%	15%	—
Expected life	5.75 years	5.5 years	5.3 years

As previously stated, prior to 2005 the Company accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For purposes of pro forma disclosures under SFAS No. 123, “Accounting for Stock based Compensation,” the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the year ended August 31, 2004 is as follows:

2004
Net earnings, as reported	$34,823
Deduct: Total stock-based employee or outside director compensation expense determined under fair value based method for all awards, net of related tax effects	(1,759)

Pro forma net earnings	$33,064

Earnings per share:
Basic—as reported	$1.47
Basic—pro forma	$1.40
Diluted—as reported	$1.32
Diluted—pro forma	$1.26

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	Fiscal Year Ended August 31,
	2006	2005	2004
Restricted Stock:
Pretax compensation expense	$1,002	$320	$218
Tax benefit	(351)	(106)	(76)

Restricted stock expense, net of tax	651	214	142

Stock Options:
Pretax compensation expense	3,979	4,123	—
Tax benefit	(1,393)	(1,449)	—

Stock option expense, net of tax	2,586	2,674	—

Employee Stock Purchase Plan:
Pre-tax discount expense	93	—	—
Tax benefit	(33)	—	—

Employee stock purchase plan expense, net of tax	60	—	—

Total Stock-Based Compensation
Pretax compensation expense	5,074	4,443	218
Tax benefit	(1,777)	(1,555)	(76)

Total Stock-Based Compensation	$3,297	$2,888	$142

Outside Director Deferred Compensation Plan

The Company has a deferred compensation plan that enables independent members of the Company’s board of directors to defer the fees earned for their services. The amount deferred is used to purchase shares of Company stock on the open market, which are placed in a rabbi trust. All distributions from the trust are required to be made in Company stock. Company shares held by the rabbi trust are recorded at cost as “stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust at both August 31, 2006 and 2005 was $0.9 million.

Note 13.    Accumulated Other Comprehensive Income

Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets consists of the following:

	August 31,
	2006	2005
Accumulated foreign currency translation adjustments	$(2,043)	$(12,283)
Additional minimum pension liability, net of tax	(4,489)	(8,026)
Other items, net of taxes	1,951	27

Accumulated other comprehensive loss	$(4,581)	$(20,282)

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Business Segment, Geographic, and Customer Information (Restated)

The Company is a manufacturer of a broad range of industrial products and systems organized under two groups, Tools & Supplies and Engineered Solutions. In previous filings, the Company reported its financial results in two reportable segments, in line with these two groups of businesses. Prior to filing this annual report on Form 10-K for fiscal 2006, management determined that its accounting for segments did not comply with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). As a result, the financial information presented for fiscal 2005 and 2004 in the tables below has been restated. In addition, the goodwill by segment for fiscal 2005 and 2004 disclosed in Note 5 and the quarterly financial data by segment disclosed in Note 16 have been restated consistent with the new segment presentation.

Prior to filing this annual report on Form 10-K, management concluded that there are ten reportable segments within its two groups of like businesses. The Industrial Tools and Joint Integrity segments within the Tools & Supplies group are primarily involved in the design, manufacture, and distribution of hydraulic tools and supplies, and also provide manpower services and equipment rental to the construction, industrial, oil & gas, power generation, and production automation markets. The North American Electrical, European Electrical, Specialty Electrical, and Professional Electrical segments within the Tools & Supplies group are primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail home center, hardware cooperative, automotive aftermarket, construction, electrical wholesale, and OEM markets. The Truck Actuation Systems, Recreational Vehicle Actuation Systems and Automotive Actuation Systems segments within the Engineered Solutions group focus on developing and marketing value-added, customized motion control systems for original equipment manufacturers in the truck, recreational vehicle and automotive markets. The Other Engineered Solutions segment contains businesses within the Engineered Solutions group which do not meet the threshold for separate disclosure. Tools & Supplies and Engineered Solutions group expenses have been allocated to the segments, but general corporate expenses have not. The Company evaluates segment performance based primarily on net sales and operating profit and has aggregated certain operating segments due to the similar economic characteristics of the businesses. No material product lines exist beyond the segments disclosed.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes financial information by reportable segment:

	Year Ended August 31,
		Restated
	2006	2005	2004
Net Sales:
Tools & Supplies Group
Industrial Tools	$214,227	$179,637	$155,519
Joint Integrity	110,461	38,988	—
North American Electrical	140,952	124,530	114,568
European Electrical	145,511	146,497	134,380
Specialty Electrical	77,650	51,317	11,650
Professional Electrical	68,373	42,575	—

Sub-total	757,174	583,544	416,117
Engineered Solutions Group
Truck Actuation Systems	144,495	122,806	51,200
Recreational Vehicle Actuation Systems	97,529	106,151	136,703
Automotive Actuation Systems	111,416	98,931	101,666
Other Engineered Solutions	90,544	64,634	21,165

Sub-total	443,984	392,522	310,734

Total net sales	$1,201,158	$976,066	$726,851

Operating Profit:
Tools & Supplies Group
Industrial Tools	$65,325	$49,105	$35,815
Joint Integrity	20,186	5,460	—
North American Electrical	22,941	15,516	18,460
European Electrical	(6,209)	2,292	8,032
Specialty Electrical	14,978	11,510	2,402
Professional Electrical	5,110	3,692	—

Sub-total	122,331	87,575	64,709
Engineered Solutions Group
Truck Actuation Systems	20,337	16,990	4,866
Recreational Vehicle Actuation Systems	11,456	16,543	25,531
Automotive Actuation Systems	187	5,387	6,466
Other Engineered Solutions	16,121	10,846	1,794

Sub-total	48,101	49,766	38,657
General Corporate	(16,367)	(14,850)	(13,027)

Total operating profit	$154,065	$122,491	$90,339

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended August 31,
		Restated
	2006	2005	2004
Depreciation and Amortization:
Tools & Supplies Group
Industrial Tools	$1,642	$1,815	$2,391
Joint Integrity	6,529	2,751	—
North American Electrical	2,690	4,134	4,474
European Electrical	1,756	1,855	1,638
Specialty Electrical	1,702	935	58
Professional Electrical	1,134	774	—

Sub-total	15,453	12,264	8,561

Engineered Solutions Group
Truck Actuation Systems	2,779	2,385	1,226
Recreational Vehicle Actuation Systems	2,030	1,670	1,828
Automotive Actuation Systems	4,277	3,549	3,606
Other Engineered Solutions	2,535	1,955	728

Sub-total	11,621	9,559	7,388
General Corporate	699	598	648

Total depreciation and amortization	$27,773	$22,421	$16,597

Capital Expenditures:
Tools & Supplies Group
Industrial Tools	$1,269	$1,342	$1,855
Joint Integrity	3,084	1,083	—
North American Electrical	602	560	858
European Electrical	666	1,035	912
Specialty Electrical	1,220	304	2
Professional Electrical	115	191	—

Sub-total	6,956	4,515	3,627
Engineered Solutions Group
Truck Actuation Systems	1,903	1,071	1,228
Recreational Vehicle Actuation Systems	2,430	1,449	1,078
Automotive Actuation Systems	4,367	7,073	4,090
Other Engineered Solutions	966	545	461

Sub-total	9,666	10,138	6,857
General Corporate	3,083	789	451

Total capital expenditures	$19,705	$15,442	$10,935

Assets:
Tools & Supplies Group
Industrial Tools	$116,724	$59,767	$53,816
Joint Integrity	215,704	154,190	—
North American Electrical	83,341	82,809	73,542
European Electrical	99,620	89,437	95,040
Specialty Electrical	140,096	126,379	5,830
Professional Electrical	88,678	56,854	—

Sub-total	744,163	569,436	228,228
Engineered Solutions Group
Truck Actuation Systems	135,357	132,739	26,525
Recreational Vehicle Actuation Systems	96,837	92,319	90,583
Automotive Actuation Systems	43,900	30,494	28,956
Other Engineered Solutions	117,074	116,943	13,306

Sub-total	393,168	372,495	159,370
General Corporate	76,044	54,404	36,538

Total assets	$1,213,375	$996,335	$424,136

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The comparability of the segment and geographic data is impacted by acquisitions in each fiscal year. See Note 2, “Acquisitions”.

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, fair value of derivative instruments, and the retained interest in trade accounts receivable (subject to the accounts receivable securitization program discussed in Note 4, “Accounts Receivable Securitization”).

The following tables summarize financial information by geographic region.

	Year Ended August 31,
	2006	2005	2004
Net Sales:
United States	$633,555	$482,455	$341,710
The Netherlands	184,986	189,787	166,921
Germany	109,058	105,204	100,197
United Kingdom	77,949	35,090	4,344
All Other	195,610	163,530	113,679

Totals	$1,201,158	$976,066	$726,851

	August 31,
	2006	2005
Long-Lived Assets:
United States	$619,211	$500,697
The Netherlands	44,049	42,362
Germany	6,339	6,123
United Kingdom	111,090	114,072
All Other	41,761	33,769

Totals	$822,450	$697,022

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s largest customer accounted for 4.4%, 5.5%, and 7.1% of its sales in fiscal 2006, 2005 and 2004, respectively. Export sales from domestic operations were less than 5.4% of total net sales in each of the periods presented.

Note 15.    Contingencies and Litigation

The Company had outstanding letters of credit of $6.8 million and $6.6 million at August 31, 2006 and 2005, respectively. The letters of credit secure self-insured workers compensation liabilities and contingent payments related to indemnifications provided to purchasers of divested businesses.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold, or are in the process of being sold to third parties. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $7.1 million at August 31, 2006. The future undiscounted minimum lease payments for these leases are as follows: $0.4 million in the balance of calendar 2006; $1.1 million in calendar 2007; $1.1 million in calendar 2008; $1.1 million in calendar 2009; $1.1 million in calendar 2010 and $6.1 million thereafter.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $1.7 million and $2.6 million were included in the Consolidated Balance Sheets at August 31, 2006 and 2005, respectively.

Note 16.    Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal 2006 and fiscal 2005 is as follows:

	(In millions, except per share amounts)
	Year Ended August 31, 2006
	First	Second	Third	Fourth	Total
Net sales	$283.9	$276.0	$316.7	$324.6	$1,201.2
Gross profit	99.5	91.1	105.9	108.0	404.5
Net earnings	$21.3	$19.3	$26.8	$25.2	$92.6
Net earnings per share
Basic	$0.79	$0.71	$0.99	$0.93	$3.41
Diluted	0.70	0.63	0.86	0.82	3.01

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	(In millions, except per share amounts)
	Year Ended August 31, 2005
	First	Second	Third	Fourth	Total
Net sales	$199.7	$235.3	$271.7	$269.4	$976.1
Gross profit	63.8	74.4	86.7	91.6	316.5
Net earnings	$16.9	$15.2	$20.0	$19.1	$71.3
Net earnings per share
Basic	$0.71	$0.58	$0.74	$0.71	$2.74
Diluted	0.62	0.52	0.66	0.63	2.42

The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

Quarterly financial data by segment for fiscal 2006 and fiscal 2005 is as follows:

Net Sales:

	Year Ended August 31, 2006 (in millions)
	Restated			Fourth	Total
	First	Second	Third
Tools & Supplies Group
Industrial Tools	$47.6	$49.5	$55.8	$61.3	$214.2
Joint Integrity	28.2	19.3	27.4	35.6	110.5
North American Electrical	34.1	35.1	34.9	36.9	141.0
European Electrical	39.8	36.6	34.8	34.3	145.5
Specialty Electrical	15.6	18.4	23.1	20.6	77.7
Professional Electrical	16.0	15.7	16.6	20.0	68.3

Sub-total	181.3	174.6	192.6	208.7	757.2
Engineered Solutions Group
Truck Actuation Systems	35.9	33.8	38.2	36.6	144.5
Recreational Vehicle Actuation Systems	23.5	22.6	26.6	24.8	97.5
Automotive Actuation Systems	21.2	22.7	35.6	31.9	111.4
Other Engineered Solutions	22.0	22.3	23.7	22.6	90.6

Sub-total	102.6	101.4	124.1	115.9	444.0

Total	$283.9	$276.0	$316.7	$324.6	$1,201.2

	Year Ended August 31, 2005 (in millions)
	Restated
	First	Second	Third	Fourth	Total
Tools & Supplies Group
Industrial Tools	$42.0	$42.8	$46.8	$48.0	$179.6
Joint Integrity	—	2.9	11.1	25.0	39.0
North American Electrical	26.4	30.3	32.3	35.5	124.5
European Electrical	41.4	38.6	33.2	33.3	146.5
Specialty Electrical	2.8	12.9	18.9	16.7	51.3
Professional Electrical	—	11.0	15.9	15.7	42.6

Sub-total	112.6	138.5	158.2	174.2	583.5
Engineered Solutions Group
Truck Actuation Systems	21.0	32.3	38.3	31.3	122.9
Recreational Vehicle Actuation Systems	29.4	24.7	27.7	24.4	106.2
Automotive Actuation Systems	31.1	23.8	25.2	18.8	98.9
Other Engineered Solutions	5.6	16.0	22.3	20.7	64.6

Sub-total	87.1	96.8	113.5	95.2	392.6

Total	$199.7	$235.3	$271.7	$269.4	$976.1

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Profit:

	Year Ended August 31, 2006 (in millions)
	Restated
	First	Second	Third	Fourth	Total
Tools & Supplies Group
Industrial Tools	$13.5	$15.2	$16.8	$19.8	$65.3
Joint Integrity	6.6	1.4	4.5	7.7	20.2
North American Electrical	5.4	6.0	5.9	5.7	23.0
European Electrical	0.9	0.1	(1.3)	(5.9)	(6.2)
Specialty Electrical	2.9	3.4	5.1	3.6	15.0
Professional Electrical	1.1	1.2	1.5	1.2	5.0

Sub-total	30.4	27.3	32.5	32.1	122.3
Engineered Solutions Group
Truck Actuation Systems	5.4	4.2	5.8	4.9	20.3
Recreational Vehicle Actuation Systems	3.1	2.8	3.5	2.1	11.5
Automotive Actuation Systems	(0.5)	0.1	0.9	(0.3)	0.2
Other Engineered Solutions	3.8	4.0	4.1	4.2	16.1

Sub-total	11.8	11.1	14.3	10.9	48.1
General Corporate	(4.0)	(3.6)	(4.0)	(4.7)	(16.3)

Total	$38.2	$34.8	$42.8	$38.3	$154.1

	Year Ended August 31, 2005 (in millions)
	Restated
	First	Second	Third	Fourth	Total
Tools & Supplies Group
Industrial Tools	$10.7	$10.5	$13.8	$14.1	$49.1
Joint Integrity	—	(0.1)	1.0	4.6	5.5
North American Electrical	3.2	4.0	2.9	5.4	15.5
European Electrical	3.2	1.7	(1.4)	(1.2)	2.3
Specialty Electrical	0.4	2.8	4.5	3.8	11.5
Professional Electrical	—	0.7	1.1	1.9	3.7

Sub-total	17.5	19.6	21.9	28.6	87.6
Engineered Solutions Group
Truck Actuation Systems	2.8	4.5	5.8	3.9	17.0
Recreational Vehicle Actuation Systems	4.6	3.8	4.3	3.8	16.5
Automotive Actuation Systems	3.9	0.2	1.4	(0.1)	5.4
Other Engineered Solutions	0.8	2.3	4.6	3.2	10.9

Sub-total	12.1	10.8	16.1	10.8	49.8
General Corporate	(3.2)	(3.5)	(4.1)	(4.1)	(14.9)

Total	$26.4	$26.9	$33.9	$35.3	$122.5

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets:

	Year Ended August 31, 2006 (in millions)
	Restated
	First	Second	Third	Fourth
Tools & Supplies Group
Industrial Tools	$58.5	$59.0	$109.4	$116.7
Joint Integrity	152.0	145.1	224.8	215.7
North American Electrical	86.3	85.0	85.1	83.4
European Electrical	95.2	94.4	98.1	99.6
Specialty Electrical	128.2	137.4	137.0	140.1
Professional Electrical	55.6	55.8	56.0	88.7

Sub-total	575.8	576.7	710.4	744.2
Engineered Solutions Group
Truck Actuation Systems	130.0	130.3	132.3	135.4
Recreational Vehicle Actuation Systems	92.6	95.0	95.5	96.8
Automotive Actuation Systems	32.3	40.3	44.2	43.9
Other Engineered Solutions	117.6	117.7	116.1	117.1

Sub-total	372.5	383.3	388.1	393.2
General Corporate	55.7	58.3	65.8	76.0

Total	$1,004.0	$1,018.3	$1,164.3	$1,213.4

	Year Ended August 31, 2005 (in millions)
	Restated
	First	Second	Third	Fourth
Tools & Supplies Group
Industrial Tools	$67.0	$58.8	$59.9	$59.8
Joint Integrity	—	38.5	157.1	154.2
North American Electrical	73.6	87.1	88.7	82.8
European Electrical	105.3	108.8	99.2	89.4
Specialty Electrical	6.9	125.4	134.2	126.4
Professional Electrical	—	56.3	56.5	56.9

Sub-total	252.8	474.9	595.6	569.5
Engineered Solutions Group
Truck Actuation Systems	50.5	133.7	132.4	132.7
Recreational Vehicle Actuation Systems	90.4	93.5	90.2	92.3
Automotive Actuation Systems	35.1	30.2	31.9	30.5
Other Engineered Solutions	14.3	114.5	128.9	116.9

Sub-total	190.3	371.9	383.4	372.4
General Corporate	27.6	37.7	32.5	54.4

Total	$470.7	$884.5	$1,011.5	$996.3

ACTUANT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

			Additions		Deductions
Description	Balance at Beginning of Period	Effect of Excluded Activity	Charged to Costs and Expenses	Net Acquired	Accounts Written Off Less Recoveries	Net Disposed	Other	Balance at End of Period

Deducted from assets to which they apply:

Allowance for losses— Trade accounts receivable
August 31, 2006	$7,859	$—	$2,823	$410	$3,878	$—	$149	$7,363

August 31, 2005	$4,704	$—	$1,464	$3,012	$1,403	$—	$82	$7,859

August 31, 2004	$3,701	$—	$2,261	$131	$1,596	$—	$208	$4,704

Allowance for losses—Inventory
August 31, 2006	$15,318	$—	$3,397	$1,706	$3,970	$—	$526	$16,977

August 31, 2005	$10,375	$—	$2,134	$14,480	$11,225	$—	$(446)	$15,318

August 31, 2004	$9,375	$—	$4,193	$1,896	$5,673	$—	$584	$10,375

Valuation allowance—Income taxes
August 31, 2006	$13,023	$—	$3,669	$3,184	$6,110	$—	$425	$14,191

August 31, 2005	$15,254	$—	$1,616	$—	$4,087	$—	$240	$13,023

August 31, 2004	$13,986	$—	$2,826	$—	$1,226	$—	$(332)	$15,254

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. In coming to the conclusion that the Company’s disclosure controls and procedures were effective as of August 31, 2006 the Company’s Chief Executive Officer and Chief Financial Officer considered among other things, the controls related to the presentation and disclosure of segments in accordance with generally accepted accounting principles, which resulted in the restatement of the Company’s previously issued financial statements included in this Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2006, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded certain elements of B.E.P. Marine Ltd, D.L. Ricci, Precision Sure-Lock and Actown from its assessment of internal control over financial reporting as of August 31, 2006 because they were acquired by the Company in purchase business combinations during 2006. Subsequent to the acquisitions of businesses in fiscal 2006, certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2006. B.E.P. Marine Ltd, D.L. Ricci, Precision Sure-Lock and Actown are wholly-owned subsidiaries whose total assets and total revenues, excluding integrated elements, represent 12% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2006.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has audited the Company’s consolidated financial statements, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006, and the effectiveness of internal control over financial reporting as of August 31, 2006 as stated in their report which is included herein.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information about the Company’s directors is incorporated by reference from the “Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 16, 2007 (the “2007 Annual Meeting Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” section in the Company’s 2007 Annual Meeting Proxy Statement. Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2007 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.

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

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters” and the “Executive Compensation” sections (other than the subsections thereof entitled “Report of the Audit Committee,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Performance Graph”) of the 2007 Annual Meeting Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2007 Annual Meeting Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the “Certain Relationships and Related Party Transactions” section of the 2007 Annual Meeting Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2007 Annual Meeting Proxy Statement.

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

2.  Financial Statement Schedules

See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data”.

3.  Exhibits

See “Index to Exhibits” beginning on page     , which is incorporated herein by reference.

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

Dated: November 29, 2006

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

Signature	Title

/s/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Chairman of the Board, President and Chief Executive Officer

/s/ GUSTAV H.P. BOEL Gustav H.P. Boel	Director and Executive Vice President

/s/ WILLIAM P. SOVEY William P. Sovey	Director

/s/ KATHLEEN J. HEMPEL Kathleen J. Hempel	Director

/s/ WILLIAM K. HALL William K. Hall	Director

/s/ THOMAS J. FISCHER Thomas J. Fischer	Director

/s/ ROBERT A. PETERSON Robert A. Peterson	Director

Signature	Title

/s/ LARRY D. YOST Larry D. Yost	Director

/s/ DENNIS K. WILLIAMS Dennis K. Williams	Director

/s/ ANDREW G. LAMPEREUR Andrew G. Lampereur	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*	Each of the above signatures is affixed as of November 29, 2006

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2006

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

2.1	Stock Purchase Agreement dated as of November 18, 2004 among Actuant Corporation, Key Components, Inc. and the stockholders of Key Components, Inc., as amended	Exhibit 2.1 and 2.2 to the Registrant’s Form 8-K/A filed on December 16, 2004 and Exhibit 2.1 to the Registrant’s Form 8-K filed on December 22, 2004

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant’s Form 10-Q for quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant’s Form 10-K for the fiscal year ended August 31, 2003 (“2003 10-K”)

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended August 31, 2004 (“2004 10-K”)

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrants Form 8-K filed on July 18, 2006

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended November 30, 2004

4.1	Agreement for Purchase and Sale, Dated August 29, 1990, between Minnesota Mining and Manufacturing Company and Applied Power Inc., and seven related Leases, each dated April 29, 1991, Between Bernard Garland and Sheldon Garland, d/b/a Garland Enterprises, as Landlord, and Applied Power Inc., as Tenant	Exhibit 19.2(a)-(g) to the Registrant’s Form 10-Q for quarter ended May 31, 1991

4.5	Registration Rights Agreement, dated November 10, 2003, relating to $150,000,000 Actuant Corporation 2% Convertible Senior Subordinated Notes Due 2023	Exhibit 4.1 to the Registrant’s Form 10-Q for quarter ended November 30, 2003

4.6	Indenture, dated as of November 10, 2003, among Actuant Corporation as issuer and the	Exhibit 4.2 to the Registrant’s Form 10-Q for quarter ended November 30, 2003

†	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled instruments, or any unfiled exhibits or schedules to filed instruments, defining the rights of security holders.

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

Subsidiary Guarantors and U.S. Bank National Association relating to $150,000,000 Actuant Corporation 2% Convertible Senior Subordinated Notes Due 2023

4.9	Commercial Paper Agency Agreement dated as of March 26, 2004 between Actuant Corporation, as Issuer and U.S. Bank, NA, as Placement Agent	Exhibit 4.2 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.10	Issuing and Paying Agency Agreement dated March 26, 2004 between Actuant Corporation, as Issuer and U.S. Bank, NA, as Issuing and Paying Agent	Exhibit 4.3 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.11	Commercial Paper Placement Agreement dated March 5, 2004 between Actuant Corporation, as Issuer and M&I Marshall & Ilsley Bank, as Agent	Exhibit 4.4 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.12	Amended and Restated Credit Agreement dated as of December 27, 2004 among Actuant Corporation, JPMorgan Chase Bank, N.A. as LC issuer and agent, and the Lender party thereto	Exhibit 4.4 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.13	Amendment No. 2 to Amended and Restated Credit Agreement dated as of May 1, 2006 among Actuant Corporation, JP Morgan Chase Bank, N.A. as LC issuer and agent, and the Lender party thereto	Exhibit 4.1 to the Registrant’s Form 10-Q for quarter ended May 31, 2006

10.1	Outside Directors’ Deferred Compensation Plan adopted by Board of Directors on May 4, 1995	Exhibit 10.8 to the Registrant’s Form 10-K For fiscal year ended August 31, 1995

10.2	(a) 1996 Stock Plan adopted by board of directors on August 8, 1996 and proposed for shareholder approval on January 8, 1997	Annex A to the Registrant’s Proxy Statement dated November 19, 1996 for 1997 Annual Meeting of Shareholders

	(b) Amendment to 1996 Stock Plan adopted by board of directors on May 8, 1997	Exhibit 10.10(b) to the 1997 10-K

10.3	Actuant Corporation Executive Stock Purchase Plan	Exhibit 10.22 to the 2000 10-K

10.4	Actuant Corporation 2001 Stock Plan	Exhibit B to the Registrant’s Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

10.5	(a) Actuant Corporation Amended and Restated 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant’s Proxy Statement, dated December 5, 2005 for the 2006 Annual Meeting of Shareholders

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.6	Receivables Sale Agreement dated as of May 30, 2001, among Actuant Corporation, Del City Wire Co., Inc., GB Tools and Supplies, Inc., Versa Technologies, Inc., and Engineered Solutions, L.P., as Originators, and Actuant Receivables Corporation, as Buyer	Exhibit 10.25 to the Registrant’s Form 10-Q For quarter ended May 31, 2001

10.7	Receivables Purchase Agreement dated as of May 30, 2001, among Actuant Receivables Corporation, as Seller, Actuant Corporation, as Initial Servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as Agent	Exhibit 10.26 to the Registrant’s Form 10-Q for quarter ended May 31, 2001

10.8	Amendment No. 1, dated as of November 30, 2001, to the Receivables Sale Agreement dated as of May 31, 2001, among Actuant Corporation, Del City Wire Co., Inc., GB Tools and Supplies, Inc., Versa Technologies, Inc., and Engineered Solutions, L.P., as Existing Originators, Nielsen Hardware Corp., Actuant Receivables Corporation, as Buyer, and Wachovia Bank, N.A., as Agent	Exhibit 10.28 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.9	Amendment No. 1, dated as of November 30, 2001, to the Receivables Purchase Agreement dated as of May 31,2001, among Actuant Receivables Corporation, as Seller, Actuant Corporation, as Initial Servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as Agent.	Exhibit 10.29 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.10	Actuant Corporation Change in Control Agreement for Robert C. Arzbaecher dated January 7, 2002.	Exhibit 10.30 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.11	Actuant Corporation Change in Control Agreement for Andrew G. Lampereur dated January 7, 2002.	Exhibit 10.31 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.12	Actuant Corporation Outside Directors’ Deferred Compensation Plan	Exhibit 99.1 to the Registrant’s Form S-8 dated May 24, 2002

10.13	(a) Actuant Corporation 2002 Stock Plan, as amended	Exhibit 10.76 to the Registrant’s Form 8-K filed on January 20, 2006

10.14	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.35 to the 2002 10-K

10.15	Actuant Corporation Change in Control Agreement for Guus Boel dated April 30, 2004	Exhibit 10.1 to the Registrant’s Form 10-Q for quarter ended May 31, 2004

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.16	Actuant Corporation Change in Control Agreement for William S. Blackmore dated July 1, 2004	Exhibit 10.4 to the Registrant’s Form 10-Q for quarter ended May 31, 2004

10.17	Actuant Corporation Change in Control Agreement for Mark E. Goldstein dated August 19, 2004	Exhibit 10.29 to the 2004 10-K

10.18	Schedule of Named Executive Officer Compensation	The Registrant’s Form 8-K filed on October 16, 2006.

10.19	Schedule of Director Compensation	The Registrant’s Proxy Statement, dated December 6, 2006 for the 2006 Annual Meeting of Shareholders.

10.20	Actuant Corporation Long Term Incentive Plan	Exhibit 10.75 to the Registrant’s Form 8-K filed on July 12, 2006

14	Code of Ethics	2003 10-K

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

*	Management contracts and executive compensation plans and arrangements.