Form 10-Q
period 2006-11-30
ACTUANT CORP
filed 2007-01-09
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2006 was 27,396,442.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, truck, automotive, industrial production, oil & gas, and construction industries, market acceptance on existing and new products, successful integration of acquisitions and related restructuring , operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor, or overhead cost increases, foreign currency risk, interest rate risk, commodity risk, the impact of geopolitical activity on the economy, the length of economic downturns in the Company’s markets, litigation matters, the Company’s ability to access capital markets, and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,
	2006	2005
Net sales	$342,983	$283,876
Cost of products sold	229,938	184,398

Gross profit	113,045	99,478
Selling, administrative and engineering expenses	67,263	59,482
Amortization of intangible assets	2,253	1,785

Operating profit	43,529	38,211
Financing costs, net	6,841	6,067
Other expense (income), net	217	698

Earnings before income tax expense and minority interest	36,471	31,446
Income tax expense	11,379	10,220
Minority interest, net of income taxes	(10)	(42)

Net earnings	$25,102	$21,268

Earnings per share:
Basic	$0.92	$0.79
Diluted	$0.81	$0.70
Weighted average common shares outstanding:
Basic	27,300	27,037
Diluted	31,717	31,453

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	November 30, 2006	August 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$26,586	$25,659
Accounts receivable, net of allowances for losses of $8,870 and $7,363, respectively	186,709	171,262
Inventories, net	174,355	165,760
Deferred income taxes	21,824	18,796
Other current assets	11,603	9,448

Total current assets	421,077	390,925

Gross property, plant and equipment	224,837	220,833
Less: Accumulated depreciation	(132,100)	(126,289)

Property, plant and equipment, net	92,737	94,544

Goodwill	509,848	505,428
Other intangible assets, net	208,859	210,899
Other long-term assets	10,294	11,579

Total assets	$1,242,815	$1,213,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$720	$—
Trade accounts payable	118,423	122,164
Accrued compensation and benefits	32,325	43,983
Income taxes payable	27,591	21,852
Current maturities of long-term debt	28,274	18,896
Other current liabilities	58,447	57,499

Total current liabilities	265,780	264,394

Long-term debt, less current maturities	452,680	461,356
Deferred income taxes	68,070	70,184
Pension and postretirement benefit liabilities	36,750	36,606
Other long-term liabilities	22,517	17,870

Shareholders’ equity:
Class A common stock, $0.20 par value, authorized 84,000,000 shares, issued and outstanding 27,392,555 and 27,295,372 shares, respectively	5,479	5,460
Additional paid-in capital	(354,542)	(360,353)
Retained earnings	747,529	722,439
Accumulated other comprehensive loss	(1,448)	(4,581)
Stock held in trust	(1,648)	(1,355)
Deferred compensation liability	1,648	1,355

Total shareholders’ equity	397,018	362,965

Total liabilities and shareholders’ equity	$1,242,815	$1,213,375

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2006	2005
Operating Activities
Net earnings	$25,102	$21,268
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,877	6,522
Amortization of debt discount and debt issuance costs	382	360
Stock-based compensation expense	1,417	1,066
(Benefit) provision for deferred income taxes	(2,917)	57
Loss (gain) on disposal of assets	122	(66)
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	(11,058)	(18,446)
Inventories	(6,357)	(5,745)
Prepaid expenses and other assets	(1,372)	(1,184)
Trade accounts payable	(5,755)	6,707
Income taxes payable	5,377	5,493
Other accrued liabilities	(5,075)	4,991

Net cash provided by operating activities	7,743	21,023

Investing Activities
Proceeds from sale of property, plant and equipment	2,789	115
Capital expenditures	(6,516)	(5,075)
Cash paid for business acquisitions, net of cash acquired	273	—

Net cash used in investing activities	(3,454)	(4,960)

Financing Activities
Net repayments on revolving credit facilities and short-term borrowings	(1,860)	(17,103)
Cash dividend	(2,187)	(2,165)
Stock option exercises and other	114	616

Net cash used in financing activities	(3,933)	(18,652)

Effect of exchange rate changes on cash	571	(297)

Net increase (decrease) in cash and cash equivalents	927	(2,886)

Cash and cash equivalents – beginning of period	25,659	10,356

Cash and cash equivalents – end of period	$26,586	$7,470

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2006 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company’s significant accounting policies are disclosed in its fiscal 2006 Annual Report on Form 10-K. For additional information, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2006 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise described, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2007.

New Accounting Pronouncements

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

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 “Financial Statements – Concerning the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 will be effective for us at the end of fiscal 2007. The adoption of SAB 108 is not expected to have a significant impact on our consolidated results of operations, financial position or cash flows.

Note 2. Acquisitions

The Company completed four business acquisition during fiscal 2006, all of which resulted in the recognition of goodwill in the Company’s Condensed Consolidated Financial Statements. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed in fiscal 2006, and will adjust the allocations if additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

On August 17, 2006, the Company acquired all of the outstanding stock of Actown-Electrocoil, Inc. (“Actown”) for $23.8 million, net of cash acquired. Actown, based in Spring Grove, Illinois, is a leader in producing custom transformers, coils, neon transformers and LED lighting systems to global OEMs including low-voltage lighting, construction, factory automation, wireless communication and power generation. Actown is included in our Electrical segment. The preliminary purchase price allocation resulted in $11.9 million assigned to goodwill (which is currently not deductible for tax purposes in the United States), $5.4 million assigned to tradenames, and $1.1 million assigned to customer relationships. These balances have been adjusted since August 31, 2006 due to the receipt of a third-party valuation of the business during the first quarter. The amount assigned to customer relationships will be amortized over 10 years.

On April 28, 2006, the Company acquired all of the outstanding stock of Precision Sure-Lock (“PSL”) for $42.3 million, net of cash acquired. PSL, based in Dallas, Texas, has a leading U.S. market position in the concrete pre- and post-tensioning product market. PSL produces one-time use and reusable chucks and wedges, stressing jacks, and anchors used in residential, commercial, and public works concrete construction, underground mining, and ground stabilization. PSL is included in our Industrial segment. The preliminary purchase price allocation resulted in $26.6 million assigned to goodwill (which is not currently deductible for tax purposes), $8.5 million assigned to tradenames, and $7.8 million assigned to customer relationships. The amount assigned to customer relationships will be amortized over 20 years.

On April 21, 2006, the Company acquired all of the outstanding stock of D. L. Ricci (“Ricci”) for $52.4 million, net of cash acquired. Ricci, based in Red Wing, Minnesota, is a leader in selling and renting portable machining equipment and providing industrial field service for power plants, refineries, chemical plants, offshore drilling rigs, mines and other industrial applications primarily in North America. Ricci’s machining products and services complement the product and service offerings of our Hydratight business, which provides bolting products and services to the same industries. Ricci is included in our Industrial segment. The preliminary purchase price allocation resulted in $27.5 million assigned to goodwill (which is currently deductible for tax purposes in the United States), $5.0 million assigned to tradenames, $5.1 million assigned to patents, $0.4 million assigned to non-compete agreements and $8.4 million assigned to customer relationships. The amounts assigned to patents, non-compete agreements and customer relationships will be amortized over periods of 15, 5 and 20 years, respectively.

On December 16, 2005, the Company acquired all of the outstanding stock of B.E.P. Marine Limited (“B.E.P. Marine” or the “B.E.P. acquisition) for $7.6 million of cash. B.E.P. Marine, based in Auckland, New Zealand, is a leading provider of AC and DC control panels, digital monitoring systems, battery switches and battery distribution products, waterproof switch panels, and gas detectors primarily to original equipment manufacturer (OEM) boat builders and the marine aftermarket. B.E.P. Marine’s product offering complements the existing product line offered by our Specialty Electrical Group in the Electrical segment. The preliminary purchase price allocation resulted in $3.7 million assigned to goodwill (which is not currently deductible for tax purposes), $0.9 million assigned to tradenames, $0.6 million assigned to patents, and $0.7 million assigned to customer relationships. The amounts assigned to patents and customer relationships will be amortized over periods of 11 years and 10 years, respectively.

The following unaudited pro forma results of operations of the Company for the three months ended November 30, 2005, give effect to all acquisitions completed since September 1, 2005 as though the transactions had occurred on September 1, 2005.

Three Months Ended November 30, 2005
Net sales
As reported	$283,876
Pro forma	308,366

Net earnings
As reported	$21,268
Pro forma	22,829

Basic earnings per share
As reported	$0.79
Pro forma	0.84

Diluted earnings per share
As reported	$0.70
Pro forma	0.75

Note 3. Restructuring Reserves

The Company initiated plans to restructure its European Electrical business during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and increase profitability. The Company has recorded pre-tax provisions totaling approximately $5 million (mainly during the fourth quarter of fiscal 2006) and expects to recognize an additional $12-15 million of related pre-tax costs by the end of calendar 2007. Annual costs savings resulting from the European Electrical restructuring plan are anticipated to be $7-8 million.

A rollforward of the European Electrical restructuring reserve follows (in thousands):

Accrued severance costs as of August 31, 2006	$4,404
Restructuring expense	109
Cash payments	(494)
Currency impact	145

Accrued severance costs as of November 30, 2006	$4,164

Note 4. Accounts Receivable Financing

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. Book value of accounts receivable in the accompanying balance sheet is comprised of the gross accounts receivable retained interest less a reserve for doubtful accounts, which is calculated based on a review of the specific receivable issues and supplemented by a general reserve based on past write-off history. The retained interest recorded at November 30, 2006 and August 31, 2006 is $42.9 million and $41.5 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The securitization program has a final maturity in May 2007, subject to annual renewal by the Purchaser. The Company amended its securitization program in May 2006 to increase capacity to $60 million. Trade accounts receivables sold and being serviced by the Company totaled $53.2 million and $50.0 million at November 30, 2006 and August 31, 2006, respectively.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $103.1 million and $95.2 million for the three months ended November 30, 2006 and 2005, respectively. Cash collections of trade accounts receivable balances in the total receivable pool, which includes participating interests sold to the Purchaser and the retained interest, totaled $170.8 million and $145.7 million for the three months ended November 30, 2006 and 2005, respectively.

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

	Balance Outstanding		Balance Outstanding 60 Days or More Past Due		Net Credit Losses Three Months Ended
	November 30, 2006	August 31, 2006	November 30, 2006	August 31, 2006	November 30, 2006	November 30, 2005
Trade accounts receivable subject to securitization program	$96,098	$91,511	$7,591	$7,141	$529	$238
Trade accounts receivable balances sold	53,164	49,963

Retained interest	$42,934	$41,548

Accounts receivable financing costs of $0.6 million and $0.5 million for the three months ended November 30, 2006 and 2005 respectively are included in financing costs in the accompanying Condensed Consolidated Statements of Earnings.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended November 30, 2006 are as follows:

	Industrial Segment	Electrical Segment	Actuation Systems Segment	Engineered Product Segment	Total
Balance as of August 31, 2006	$129,155	$188,667	$168,877	$18,729	$505,428
Purchase accounting adjustments	29	752	—	—	781
Foreign currency impact	2,286	955	398	—	3,639

Balance as of November 30, 2006	$131,470	$190,374	$169,275	$18,729	$509,848

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of November 30, 2006 and August 31, 2006 are as follows:

	November 30, 2006			August 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer Relationships	$81,835	$9,337	$72,498	$85,095	$7,999	$77,096
Patents	37,908	15,679	22,229	38,162	14,947	23,215
Trademarks	6,410	2,684	3,726	6,378	2,556	3,822
Non-compete agreements	1,385	610	774	1,634	582	1,052
Other	849	767	83	808	565	243

Total	$128,387	$29,076	$99,311	$132,077	$26,649	$105,428

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of November 30, 2006 and August 31, 2006 are $109.5 million and $105.5 million, respectively. These assets are comprised of acquired tradenames.

Amortization expense recorded on the intangible assets listed above was $2.3 million and $1.8 million for the three months ended November 30, 2006 and 2005, respectively. The Company estimates that amortization expense will approximate $8.7 million for the fiscal year ended August 31, 2007. Amortization expense for future years is estimated as follows: $8.6 million in fiscal 2008, $8.5 million in fiscal 2009, $8.2 million in 2010, $7.9 million in fiscal 2011, $7.7 million in fiscal 2012, and $52.0 million thereafter.

Note 6. Accrued Product Warranty Costs

The Company recognizes the cost associated with product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty during the three months ended November 30, 2006 and 2005:

	Three Months Ended November 30,
	2006	2005
Beginning balance	$6,888	$6,307
Provision for warranties	2,137	1,059
Warranty payments and costs incurred	(1,566)	(1,355)
Currency impact	91	(105)

Ending balance	$7,550	$5,906

Note 7. Debt

The Company’s indebtedness, as of November 30, 2006 and August 31, 2006 was as follows:

	November 30, 2006	August 31, 2006
Senior credit facility
Revolving credit facility (“Revolver”)	$36,000	$38,000
Term loan	250,000	250,000
Commercial paper	41,692	42,226
Other	3,982	26

Sub-total – Senior indebtedness	331,674	330,252
Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	150,000

Total debt, including short-term borrowings	481,674	480,252
Less: current maturities of long-term debt	(28,274)	(18,896)
Less: Short-term borrowings	(720)	—

Total long-term debt, less current maturities	$452,680	$461,356

The Company’s senior credit facility provides for $250.0 million of term loans in addition to a $250.0 million Revolver. During the quarter ended May 31, 2006, the Company obtained an amendment to reduce the borrowing spreads and Revolver non-use fees under the senior credit facility. The term loans mature on December 22, 2009 and amortize as follows: $18.8 million in fiscal 2007, $37.5 million in fiscal 2008, $106.2 million in fiscal 2009, and $87.5 million in fiscal 2010. At November 30, 2006, the outstanding term loan and Revolver borrowings carried an interest rate of 6.4% and 6.3% respectively, representing LIBOR plus a borrowing spread of 1.00%. Of the outstanding term loan, $100.0 million of principal was swapped to a fixed interest rate of 4.10% plus the applicable borrowing spread until maturity. Additionally, €75.0 million ($96.2 million equivalent) of principal of the term loans was swapped in the fourth quarter of fiscal 2006 to a EURIBOR variable interest rate plus a borrowing spread (aggregating to 4.6% at November 30, 2006). All senior credit facility borrowings are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the Revolver. At November 30, 2006, the non-use fee was 0.20%. The senior credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, dividends and other restricted payments. As of November 30, 2006, the Company was in compliance with all debt covenants.

There were $41.7 million of commercial paper borrowings outstanding at November 30, 2006, all of which had original maturity terms of 91 days or less and had a weighted interest rate of 5.69%, including issuance fees. Total commercial paper outstanding cannot exceed $75.0 million under the terms of the senior credit facility. The Revolver provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balance under the Revolver and commercial paper cannot exceed $250.0 million. The outstanding Revolver and commercial paper balances are classified as a component of long-term debt due to the February 2009 maturity date of the Revolver. The unused and available credit line under the Revolver at November 30, 2006 was approximately $172.3 million.

As a result of the cross-currency interest rate swap agreements further discussed in Note 8, a fair value adjustment to the debt underlying the agreements has been recorded resulting in an additional $3.1 million of debt classified as “other” in the table above. The offset was to currency translation adjustment within accumulated other comprehensive income.

Note 8. Derivatives

All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (“fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the underlying hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the cumulative translation adjustment accounts within equity.

In January 2005, the Company entered into interest rate swap contracts that have a total notional value of $100.0 million and have a maturity date of December 22, 2009. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate of 4.10%. These interest rate swap contracts were entered into to convert $100.0 million of the $250.0 million variable rate term loan under the senior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. The total fair value of these interest rate swap contracts was $2.1 million at November 30, 2006, and $3.0 million at August 30, 2006, respectively, and is reported in other long-term assets with the corresponding offset to accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.

The Company has significant investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange rate volatility. In August 2006, the Company entered into cross-currency interest rate swap agreements (the “agreements”) between the U.S. dollar and the euro to hedge its net investment in European subsidiaries. The agreements have a total notional value of €75.0 million ($96.2 million equivalent) and a maturity date of November 30, 2009. Additionally, the agreements contain an embedded interest rate swap under which the counterparties pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties variable interest at the three month EURIBOR rate. Gains and losses on the net investments in subsidiaries are offset by losses and gains of the agreement. At November 30, 2006, $3.1 million of translation losses on the synthetically developed Euro-denominated debt were included in the currency translation adjustment, with the offset recorded as a fair value adjustment in debt (see Note 7 for additional details). This was offset by the gains included in currency translation adjustment resulting from the translation of the net investment in subsidiaries. In addition, the $(3.1) million value of the agreements as of November 30, 2006 was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

While the Company regularly hedges certain commodity risks, the fair value of such contracts were not significant at November 30, 2006.

Note 9. Stock Based Compensation

Stock based compensation expense is calculated by estimating the fair value of incentive stock options at the time of grant and amortized over the stock options’ vesting period. Stock based compensation was $1.4 million and $1.1 million for the three months ended November 30, 2006 and 2005, respectively.

Note 10. Employee Benefit Plans

The Company provides defined benefit pension and other postretirement benefits to certain employees of domestic businesses it acquired that were entitled to those benefits prior to acquisition. At November 30, 2006 and August 31, 2006, the defined benefit plans consisted of three plans. Most of the domestic defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits. The postretirement medical plans consist of four plans, all of which are unfunded. Two of the plans require individuals receiving medical benefits under the plan to make contributions to defray a portion of the cost, and these retiree contributions are adjusted annually. The other two plans do not require retiree contributions.

The Company also maintains defined benefit pension plans for certain employees in various foreign countries. The defined benefit pension plans consist of nine separate plans. Unlike existing U.S. pension plans, future benefits are earned with respect to the foreign plans.

Components of net periodic benefit costs were as follows:

	Three Months Ended
	November 30, 2006	November 30, 2005
Domestic Defined Benefit Pension Plans
Service cost	$21	$19
Interest cost	550	524
Expected return on assets	(631)	(607)
Amortization of actuarial loss	37	111

Net periodic benefit (credit)/cost	$(23)	$47

Domestic Postretirement Medical Benefit Plans
Service cost	$6	$5
Interest cost	60	59
Amortization of actuarial gain	(119)	(97)

Net periodic benefit credit	$(53)	$(33)

Foreign Defined Benefit Pension Plans
Service cost	$149	$161
Interest cost	322	279
Expected return on assets	(64)	(66)
Amortization of actuarial loss	6	26

Net periodic benefit cost	$413	$400

For domestic defined benefit pension plans, the Company expects to contribute approximately $2.0 million in aggregate during fiscal 2007. The Company contributed $0.5 million to a domestic defined benefit pension plan during the three months ended November 30, 2006. Postretirement medical claims and a majority of foreign defined pension benefits are paid as incurred.

Note 11. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended
	November 30, 2006	November 30, 2005
Numerator:
Net earnings, as reported, for basic earnings per share	$25,102	$21,268
Plus: 2% Convertible Notes financing costs, net of taxes	611	611

Net earnings, for diluted earnings per share	$25,713	$21,879

Denominator:
Weighted average common shares outstanding for basic earnings per share	27,300	27,037
Net effect of stock options and restricted stock based on the treasury stock method using average market price	659	658
Net effect of 2% Convertible Notes based on the if-converted method	3,758	3,758

Weighted average common and equivalent shares outstanding for diluted earnings per share	31,717	31,453

Basic earnings per share	$0.92	$0.79
Diluted earnings per share	$0.81	$0.70

Note 12. Segment Information

During the first quarter of fiscal 2007, the Company changed certain management reporting and the way it views its businesses. The Company considered these changes as part of our ongoing assessment of segment reporting, and changed its operating and reportable segments to reflect four reportable segments: Industrial, Electrical, Actuation Systems, and Engineered Products. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the construction, industrial, oil & gas, and production automation markets. In addition, this segment provides manpower services and product rental to the global bolting market. The Electrical segment is primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail home center, construction, electrical wholesale and marine markets. The Actuation Systems segment focuses on developing and marketing value-added, customized motion control systems and equipment for original equipment manufacturers in the recreational vehicle, automotive, truck, and other industrial markets. The Engineered Products segment designs and manufactures a variety of industrial products for industrial markets. Segment reporting for all previous periods have been revised to reflect this change. The Company has not aggregated individual operating segments within these reportable segments. The Company evaluates segment performance based primarily on net sales and operating profit.

The following tables summarize financial information by reportable segment.

	Three Months Ended
	November 30, 2006	November 30, 2005
Net Sales:
Tools & Supplies Group
Industrial	$100,867	$75,846
Electrical	122,017	105,460

Sub-total	222,884	181,306
Engineered Solutions Group
Actuation Systems	105,654	88,678
Engineered Products	14,445	13,892
Sub-total	120,099	102,570

Total	$342,983	$283,876

Operating Profit:
Tools & Supplies Group
Industrial	$28,680	$20,201
Electrical	9,248	10,215
Sub-total	37,928	30,416
Engineered Solutions Group
Actuation Systems	8,614	10,034
Engineered Products	1,931	1,728

Sub-total	10,545	11,762
Corporate General	(4,944)	(3,967)

Total	$43,529	$38,211

	November 30, 2006	August 31, 2006
Assets:
Tools & Supplies Group
Industrial	$340,855	$332,428
Electrical	432,891	411,734

Sub-total	773,746	744,162
Engineered Solutions Group
Actuation Systems	355,242	351,910
Engineered Products	42,105	41,006

Sub-total	397,347	392,916
Corporate General	71,722	76,297

Total	$1,242,815	$1,213,375

The following table summarizes sales by product line:

	Three Months Ended
	November 30, 2006	November 30, 2005
High Force Hydraulic Tools	$60,877	$47,619
Joint Integrity	39,990	28,227
North American Electrical	33,562	34,074
European Electrical	43,344	39,811
Specialty Electrical	18,243	15,586
Professional Electrical	26,868	15,990
Recreational Vehicle Actuation Systems	24,173	23,539
Automotive Actuation Systems	32,328	21,174
Truck Actuation Systems	41,487	35,862
Other	22,111	21,994

	$342,983	$283,876

The comparability of the segment data and product line data is impacted by the acquisitions completed in fiscal 2006. D.L. Ricci and Precision Sure-Lock are included in the Industrial segment and the Joint Integrity and High Force Hydraulic Tools product lines, respectively. B.E.P. Marine and Actown are included in the Electrical Segment and the Specialty Electrical and Professional Electrical product lines, respectively.

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, fair value of derivative instruments and the retained interest in trade accounts receivable (subject to the accounts receivable program discussed in Note 4. “Accounts Receivable Financing”). All group expenses have been allocated to the segments, but general corporate expenses have not.

Note 14. Contingencies and Litigation

The Company had outstanding letters of credit of $6.4 million and $6.8 million at November 30, 2006 and August 31, 2006, respectively, which secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold, or are in the process of being sold to third parties. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $6.8 million at November 30, 2006. The future undiscounted minimum lease payments for these leases are as follows: $0.1 million in calendar 2006, $1.1 million in calendar 2007 through 2010; and $6.1 million thereafter.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $1.6 million and $1.7 million were included in the Condensed Consolidated Balance Sheets at November 30, 2006 and August 31, 2006, respectively.

Note 15. Subsequent Event

On December 22, 2006, the Company acquired all of the outstanding stock of Maxima Technologies for approximately $91 million of cash and assumed debt. Maxima is a global electronics company headquartered in Lancaster, Pennsylvania specializing in custom-engineered and standard vehicle instrumentation, controls, components and systems for low-to-medium volume severe-duty applications. The entire purchase price was funded by the existing Revolver.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified global manufacturer of a broad range of industrial products and systems, organized into four reportable segments, Industrial, Electrical, Actuation Systems, and Engineered Products. Our Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic supplies to the construction, industrial, oil & gas, and production automation. Industrial also provides manpower services and tool rental to the global bolting market. Our Electrical segment is primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail, construction, electrical wholesale, and marine markets. Our Actuation Systems segment primarily focuses on developing and marketing highly engineered position and motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and other industrial markets. Our Engineered Products segment designs and manufactures various industrial products for industrial markets. We believe that our strength in these product categories is the result of a combination of our brand recognition, proprietary engineering and design competencies, dedicated service philosophy, and global manufacturing and distribution capabilities.

Our long-term goal is to grow annual diluted earnings per share excluding unusual or non-recurring items (“EPS”) faster than most multi-industry peers. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our EPS growth goal. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund additional acquisitions and internal growth opportunities. Our application of this strategy has generated profitable growth and cash flow over the past five years.

Results of Operations for the Three Months Ended November 30, 2006 and 2005

The comparability of the operating results for the three months ended November 30, 2006 to the prior year has been impacted by acquisitions. Listed below are the acquisitions completed since September 1, 2005.

Business	Segment	Acquisition Date
B.E.P. Marine Ltd.	Electrical	December 16, 2005
D. L. Ricci	Industrial	April 21, 2006
Precision Sure-Lock	Industrial	April 28, 2006
Actown Electrocoil, Inc.	Electrical	August 17, 2006

The results of operations for acquired businesses are included in the Company’s reported results of operations only since their respective acquisition dates. In addition to the impact of acquisitions on operating results, currency translation rates can influence our reported results since approximately 49% of our sales are denominated in currencies other than the US dollar. The weakening of the US dollar has positively impacted comparisons of fiscal 2007 results to the prior year due to the translation of non-US dollar denominated subsidiary results.

Consolidated net sales increased by $59.1 million, or 21%, from $283.9 million for the three months ended November 30, 2005 to $343.0 million for the three months ended November 30, 2006. Excluding sales from acquired businesses and the $8.4 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2007 first quarter consolidated net sales increased 9% as compared to the fiscal 2006 first quarter consolidated net sales.

Operating profit for the three months ended November 30, 2006 was $43.5 million, compared with $38.2 million for the three months ended November 30, 2005. The comparability between periods is impacted by acquisitions and foreign currency exchange rate changes. The changes in operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales

	Three Months Ended
	November 30, 2006	November 30, 2005
Tools & Supplies Group
Industrial	$100.9	$75.8
Electrical	122.0	105.5

Sub-total	222.9	181.3
Engineered Solutions Group
Actuation Systems	105.7	88.7
Engineered Products	14.4	13.9

Sub-total	120.1	102.6

Total	$343.0	$283.9

Industrial net sales increased by $25.1 million, or 33%, from $75.8 million for the three months ended November 30, 2005 to $100.9 million for the three months ended November 30, 2006. Excluding sales from the April 2006 acquisitions of Precision Sure-Lock and D.L. Ricci and the $3.0 million favorable impact of foreign currency rate changes on translated results, sales grew 11% as a result of continued strong industrial demand across both the hydraulic tool and joint integrity product lines.

Electrical net sales increased by $16.5 million, or 16%, from $105.5 million for the three months ended November 30, 2005 to $122.0 million for the three months ended November 30, 2006. Excluding sales from the fiscal 2006 acquisitions of BEP Marine and Actown and the $2.7 million favorable impact of foreign currency rate changes on translated results, sales grew 3%. This sales increase was primarily driven by higher sales from European Electrical and our Professional Electrical product lines. Professional Electrical sales experienced 17% growth over the prior year period primarily due to price increases obtained during fiscal 2006 to offset rising copper prices.

Actuation Systems net sales increased by $17.0 million, or 19%, from $88.7 million for the three months ended November 30, 2005 to $105.7 million for the three months ended November 30, 2006. Excluding the $2.7 million favorable impact of foreign currency rate changes on translated results, sales grew 16%, with increases coming from all three major product lines – automotive actuation systems, recreational vehicle (“RV”) actuation systems, and truck actuation systems. Automotive convertible top systems sales increased 45% year-over-year due to the continued impact of new convertible auto platform introductions, while the 11% increase in truck actuation systems sales resulted from strong customer pre-buy demand in advance of new more stringent North American diesel engine emissions standards that take effect on January 1, 2007.

Engineered Products net sales increased by $0.5 million, or 4%, from $13.9 million for the three months ended November 30, 2005 to $14.4 million for the three months ended November 30, 2006. The Engineered Products sales increase was primarily the result of increased economic activity.

Operating Profit

	Three Months Ended
	November 30, 2006	November 30, 2005
Tools & Supplies Group
Industrial	$28.7	$20.2
Electrical	9.2	10.2

Sub-total	37.9	30.4
Engineered Solutions Group
Actuation Systems	8.6	10.0
Engineered Products	1.9	1.7

Sub-total	10.5	11.7
General Corporate	(4.9)	(3.9)

Total	$43.5	$38.2

Industrial operating profit increased by $8.5 million, or 42%, from $20.2 million for the three months ended November 30, 2005 to $28.7 million for the three months ended November 30, 2006. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit grew 37% as a result of increased sales volumes from both existing and acquired businesses, higher production levels resulting in increased absorption of fixed costs, more favorable sales mix, and operating efficiencies.

Electrical operating profit decreased by $1.0 million, or 9%, from $10.2 million for the three months ended November 30, 2005 to $9.2 million for the three months ended November 30, 2006 as a result of $1 million of downsizing charges (unrelated to the previously announced European restructuring, but rather costs incurred to close three other Electrical locations) and unfavorable sales mix in the seasonally strongest quarter for European Electrical, all of which more than offset the favorable impact of increased sales volumes and acquisitions.

Actuation Systems operating profit decreased by $1.4 million, or 14%, from $10.0 million for the three months ended November 30, 2005 to $8.6 million for the three months ended November 30, 2006. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit declined 16% due to unfavorable product line sales mix driven by higher automotive convertible top volumes, overtime expense, material cost increases and other manufacturing variances, all of which more than offset the favorable impact of increased sales volumes.

Engineered Products operating profit increased by $0.2 million, or 12%, from $1.7 million for the three months ended November 30, 2005 to $1.9 million for the three months ended November 30, 2006 reflecting the benefits of low cost country component sourcing as well as operating efficiencies.

General corporate expenses increased by approximately $1 million, to $4.9 million for the three months ended November 30, 2006 primarily due to higher staffing levels associated with acquisition activity.

Financing Costs, net

All debt is considered to be for general corporate purposes, and, financing costs, therefore, have not been allocated to the reportable segments. The $0.8 million increase in financing costs to $6.8 million in three months ended November 30, 2006 versus the comparable prior year period reflects the interest expense on the debt incurred for fiscal 2006 acquisitions and an approximate 85 basis point increase in LIBOR over the past twelve months. See “Liquidity and Capital Resources” below for further information.

Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, and our ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for the three months ended November 30, 2006, was 31.2% compared to 32.5% during the three months ended November 30, 2005. The effective income tax rate was lower in the three months ended November 30, 2006 as a result of the mix of earnings taxed at lower statutory tax rates and tax minimization planning.

Restructuring Reserves

The Company initiated plans to restructure its European Electrical business during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and increase profitability. The Company has recorded pre-tax provisions totaling approximately $5 million (mainly during the fourth quarter of fiscal 2006) and expects to recognize an additional $12-15 million of related pre-tax costs by the end of calendar 2007. Annual costs savings resulting from the European Electrical restructuring plan are anticipated to be $7-8 million.

A rollforward of the European Electrical restructuring reserve follows (in thousands):

Accrued severance costs as of August 31, 2006	$4,404
Restructuring expense	109
Cash payments	(494)
Currency impact	145

Accrued severance costs as of November 30, 2006	$4,164

Liquidity and Capital Resources

Cash and cash equivalents totaled $26.6 million and $25.7 million at November 30, 2006 and August 31, 2006, respectively. Our goal is to maintain modest cash balances, utilizing excess cash to reduce debt in an effort to minimize financing costs.

The Company generated cash from operating activities of $7.7 million during the three months ended November 30, 2006, compared to $21.0 million during the three months ended November 30, 2005. Operating cash flow for the three months ended November 30, 2006 reflects cash generated from strong earnings offset by an increase in working capital to support business growth. In addition, operating cash flow was impacted by the timing of insurance, incentive compensation and payroll payments.

Cash used in investing activities totaled $3.5 million and $5.0 million during the three months ended November 30, 2006 and 2005, respectively. During the three months ended November 30, 2006, capital expenditures were $6.5 million as compared to $5.1 million during the prior period. Capital expenditures have increased during fiscal 2007 due to increased spending in the Industrial segment for rental tools. This increase was offset by proceeds of $2.3 million received from the sale of a building during the quarter.

Net cash used in financing activities totaled $3.9 million and $18.7 million during the three months ended November 30, 2006 and 2005, respectively. The use of cash in the first quarter of fiscal 2006 primarily related to the funding of the $2.2 million annual cash dividend. Net cash used by financing activities totaled $18.7 million during the three months ended November 30, 2005, primarily related to the change in net revolver borrowings of $17.1 and $2.2 million used to fund the cash dividend.

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

	November 30, 2006	PWC %	November 30, 2005	PWC %
Accounts receivable, net	$186,709		$146,642
Accounts receivable securitization	53,115		46,593

Total accounts receivable	239,824	17.5%	193,235	17.0%
Inventory, net	174,355	12.7%	139,633	12.3%
Accounts payable	(118,423)	(8.6)%	(94,416)	(8.3)%

Net primary working capital	$295,756	21.6%	$238,451	21.0%

Our net primary working capital percentage increased from 21.0% to 21.6%, due in large part to the weak U.S. dollar at quarter end, the timing of sales in the quarter and the impact of acquisitions on the working capital mix. The Company historically experiences a seasonal inventory and receivables build, primarily in the Electrical segment, which negatively impacts PWC in the first quarter.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold, or are in the process of being sold to third parties. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $6.8 million at November 30, 2006. The future undiscounted minimum lease payments for these leases are as follows: $0.1 million in calendar 2006, $1.1 million in calendar 2007 through 2010; and $6.1 million thereafter.

As more fully discussed in Note 4, “Accounts Receivable Financing”, in the Notes to Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization program. Trade receivables sold and being serviced by the Company were $57.3 million and $50.0 million at November 30, 2006 and August 31, 2006, respectively. If the Company had discontinued this securitization program at November 30, 2006 it would have been required to borrow approximately $57.3 million to finance the working capital increase. Total capacity under the securitization program is $60.0 million.

The Company had outstanding letters of credit of $6.4 million and $6.8 million at November 30, 2006 and August 31, 2006, respectively. The letters of credit secure self-insured workers compensation liabilities.

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

A discussion of the Company’s accounting policies for derivative financial instruments is included within Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s fiscal 2006 Annual Report on Form 10-K.

Currency Risk —The Company has exposure to foreign currency exchange fluctuations. Approximately 49% and 47% of its revenues for the three months ended November 30, 2006 and the year ended August 31,

2006, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 65% were denominated in euros, with the majority of the remainder denominated in various Asian and other European currencies. The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). Under the swaps, the Company receives interest based on a variable U.S. dollar rate and pays interest on variable euro rates on the outstanding notional principal amounts in dollars and euros. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

The Company’s identifiable foreign currency exchange exposure results primarily from the anticipated purchase of product from affiliates and third party suppliers and from the repayment of intercompany loans between subsidiaries denominated in foreign currencies. The Company periodically identifies areas where it does not have naturally occurring offsetting positions and then may purchase hedging instruments to protect against anticipated exposures. There are no material hedging instruments in place as of the date of this filing. The Company’s financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables, and net investments in foreign subsidiaries.

Interest Rate Risk —The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are based on LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At November 30, 2006 the Company was a party to interest rate swap agreements that convert $100 million of floating rate debt to a fixed rate of interest. An increase or decrease of 25 basis points in the applicable interest rates on unhedged variable rate debt at November 30, 2006 would result in a change in pre-tax interest expense of approximately $0.7 million on an annual basis.

Commodity Risk —We source a wide variety of materials and components from a network of global suppliers. While such goods are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on the Company’s results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion. In addition, LEAD initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. The Company did not enter into any material derivative contracts to hedge its exposure to commodity risk in the first three months of fiscal 2007 and all of fiscal year 2006.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ACTUANT CORPORATION
(Registrant)

Date: January 9, 2007	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED November 30, 2006

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