Form 10-Q
period 2007-02-28
ACTUANT CORP
filed 2007-04-06
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2007 was 27,409,448.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Net sales	$341,020	$276,019	$684,003	$559,895
Cost of products sold	230,775	184,958	460,713	369,356

Gross profit	110,245	91,061	223,290	190,539
Selling, administrative and engineering expenses	66,910	54,433	134,064	113,915
Restructuring charge	3,776	—	3,885	—
Amortization of intangible assets	2,660	1,774	4,913	3,559

Operating profit	36,899	34,854	80,428	73,065
Financing costs, net	8,268	6,084	15,109	12,151
Other expense (income), net	754	325	972	1,023

Earnings before income tax expense and minority interest	27,877	28,445	64,347	59,891
Income tax expense	8,956	9,159	20,334	19,379
Minority interest, net of income taxes	2	(12)	(8)	(54)

Net earnings	$18,919	$19,298	$44,021	$40,566

Earnings per share:
Basic	$0.69	$0.71	$1.61	$1.50
Diluted	$0.62	$0.63	$1.43	$1.33
Weighted average common shares outstanding:
Basic	27,327	27,084	27,313	27,060
Diluted	31,740	31,568	31,729	31,539

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	February 28, 2007	August 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,851	$25,659
Accounts receivable, net of allowances for losses of $8,176 and $7,363, respectively	206,542	171,262
Inventories, net	188,975	165,760
Deferred income taxes	22,340	18,796
Other current assets	11,622	9,448

Total current assets	454,330	390,925

Gross property, plant and equipment	252,669	220,833
Less: Accumulated depreciation	(140,449)	(126,289)

Property, plant and equipment, net	112,220	94,544

Goodwill	565,972	505,428
Other intangible assets, net	246,586	210,899
Other long-term assets	10,140	11,579

Total assets	$1,389,248	$1,213,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$351	$—
Trade accounts payable	117,656	122,164
Accrued compensation and benefits	40,373	43,983
Income taxes payable	19,379	21,852
Current maturities of long-term debt	4,072	18,896
Other current liabilities	56,242	57,499

Total current liabilities	238,073	264,394

Long-term debt, less current maturities	590,144	461,356
Deferred income taxes	85,272	70,184
Pension and postretirement benefit liabilities	36,642	36,606
Other long-term liabilities	20,986	17,870

Shareholders’ equity:
Class A common stock, $0.20 par value, authorized 84,000,000 shares, issued and outstanding, 27,403,672 and 27,295,372 shares, respectively	5,481	5,460
Additional paid-in capital	(352,858)	(360,353)
Retained earnings	766,450	722,439
Accumulated other comprehensive loss	(942)	(4,581)
Stock held in trust	(1,726)	(1,355)
Deferred compensation liability	1,726	1,355

Total shareholders’ equity	418,131	362,965

Total liabilities and shareholders’ equity	$1,389,248	$1,213,375

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended February 28 ,
	2007	2006
Operating Activities
Net earnings	$44,021	$40,566
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,721	13,242
Amortization of debt discount and debt issuance costs	765	721
Stock-based compensation expense	2,750	2,172
(Benefit) provision for deferred income taxes	(3,154)	503
Loss (gain) on disposal of assets	—	70
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	(16,245)	(16,209)
Inventories	(7,820)	(5,313)
Prepaid expenses and other assets	(1,311)	(1,230)
Trade accounts payable	(15,208)	2,513
Income taxes payable	(3,770)	1,650
Other accrued liabilities	(5,391)	(3,684)

Net cash provided by operating activities	11,358	35,001

Investing Activities
Proceeds from sale of property, plant and equipment	2,789	115
Capital expenditures	(12,737)	(9,899)
Cash paid for business acquisitions, net of cash acquired	(110,059)	(9,337)

Net cash used in investing activities	(120,007)	(19,121)

Financing Activities
Net repayments on revolving credit facilities and short-term borrowings	(43,991)	(15,085)
Proceeds from senior credit facility term loan	150,000	—
Proceeds from euro-denominated term loan	5,677	—
Principal repayments on euro-denominated term loans	(2,469)	—
Cash dividend	(2,187)	(2,165)
Stock option exercises and other	67	2,137

Net cash provided by(used in) financing activities	107,097	(15,113)

Effect of exchange rate changes on cash	744	(144)

Net (decrease)increase in cash and cash equivalents	(808)	623

Cash and cash equivalents – beginning of period	25,659	10,356

Cash and cash equivalents – end of period	$24,851	$10,979

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise described, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2007.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No.’s 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments (“FASB 155”). Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after the beginning of fiscal 2008. We are currently evaluating the impact SFAS No. 155 could have on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in fiscal 2008. We are evaluating the interpretation to determine the effect on our consolidated financial statements and related disclosures.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FASB 158”). This statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other post retirement plans on the balance sheet. FASB 158 requires additional new disclosures to be made in companies financial statements. FASB 158 will be effective for us beginning in fiscal 2008. We do not anticipate a significant impact on our consolidated financial statements upon the adoption of this standard as the accumulated benefit obligation closely approximates the projected benefit obligation for all of the Company’s defined benefit plans.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, Financial Statements – Concerning the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 will be effective for us at the end of fiscal 2007. The adoption of SAB 108 will not have an impact on our consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FASB 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. FASB 159 will be effective for us beginning in fiscal 2009. We are currently evaluating the impact that FASB 159 could have on our consolidated financial statements.

Note 2. Acquisitions

The Company completed three business acquisitions during the second quarter of fiscal 2007, and four during fiscal 2006, all of which resulted in the recognition of goodwill in the Condensed Consolidated Financial Statements. The Company is continuing to evaluate the initial purchase price allocations for all the fiscal 2007 acquisitions and three of the acquisitions completed in fiscal 2006, and will adjust the allocations if additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

On January 22, 2007, the Company acquired all of the outstanding stock of Injectaseal Deutschland GmbH (“Injectaseal”) for $13.0 million in cash. Headquartered in Kerpen, Germany, Injectaseal provides leak management, on-site machining, pipeline intervention, and safety valve testing services primarily to companies in the Western European oil & gas and power generation industries. Injectaseal is included in our Industrial segment. The preliminary purchase price allocation resulted in $8.2 million assigned to goodwill (which is not currently deductible for tax purposes), $0.5 million assigned to non-compete agreements, $0.2 million assigned to patents, $5.0 million assigned to customer relationships and a deferred tax liability of $2.0 million. The amounts assigned to the non-compete agreement, the patents, and the customer relationship will be amortized over 3 years, 7 years, and 15 years, respectively.

On January 5, 2007, the Company acquired all of the outstanding stock of Veha Haaksbergen B.V. (“Veha”) for $5 million, net of cash acquired. Headquartered in Haaksbergen, The Netherlands, Veha manufactures a wide range of machined products, including hydraulic cylinders. Veha is included in our Industrial segment. The preliminary purchase price allocation resulted in $2.4 million assigned to goodwill (which is not currently deductible for tax purposes), $0.2 million to non-compete agreements and $0.5 million assigned to customer relationships. The amounts assigned to the non-compete agreement and customer relationships will be amortized over 3 years and 10 years, respectively.

On December 22, 2006, the Company acquired all of the outstanding stock of Maxima Technologies (“Maxima”) for $91 million, including the assumption of approximately $1.9 million of Maxima’s debt. Maxima, headquartered in Lancaster, Pennsylvania, is a global electronics company specializing in custom-engineered and standard vehicle instrumentation, controls, components, and systems for low-to-medium volume severe-duty applications. The Company serves a diverse array of end-user markets, including marine, agricultural, off-highway, industrial, specialty vehicle, and automotive aftermarket. Maxima is included in our Engineered Products segment. The preliminary purchase price allocation resulted in $45.4 million assigned to goodwill (which is not currently deductible for tax purposes), $7.7 million assigned to tradenames, $6.8 million assigned to patents, and $19.3 million assigned to customer relationships. The amounts assigned to patents and customer relationships will be amortized over 10 years and 15 years, respectively.

On August 17, 2006, the Company acquired all of the outstanding stock of Actown-Electrocoil, Inc. (“Actown”) for $23.8 million, net of cash acquired. Actown, based in Spring Grove, Illinois, is a leader in producing custom transformers, coils, neon transformers and LED lighting systems to global OEMs including those in low-voltage lighting, construction, factory automation, wireless communication and power generation. Actown is included in our Electrical segment. The preliminary purchase price allocation resulted in $11.9 million assigned to goodwill (which is currently not deductible for tax purposes in the United States), $5.4 million assigned to tradenames, and $1.1 million assigned to customer relationships. These balances have been adjusted since our Fiscal 2006 year-end balance due to the receipt of a third-party valuation of the business during the first quarter. The amount assigned to customer relationships will be amortized over 10 years.

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

On April 21, 2006, the Company acquired all of the outstanding stock of D. L. Ricci (“Ricci”) for $52.4 million, net of cash acquired. Ricci, based in Red Wing, Minnesota, is a leader in selling and renting portable machining equipment and providing industrial field service for power plants, refineries, chemical plants, mines and other industrial applications primarily in North America. Ricci’s machining products and services complement the product and service offerings of our Hydratight business, which provides joint integrity products and services to the same industries. Ricci is included in our Industrial segment. The preliminary purchase price allocation resulted in $27.5 million assigned to goodwill (which is currently deductible for tax purposes in the United States), $5.0 million assigned to tradenames, $5.1 million assigned to patents, $0.4 million assigned to non-compete agreements and $8.4 million assigned to customer relationships. The amounts assigned to patents, non-compete agreements and customer relationships will be amortized over periods of 15, 5 and 20 years, respectively.

On December 16, 2005, the Company acquired all of the outstanding stock of B.E.P. Marine Limited (“B.E.P. Marine” or the “B.E.P. acquisition) for $7.6 million of cash. B.E.P. Marine, based in Auckland, New Zealand, is a leading provider of AC and DC control panels, digital monitoring systems, battery switches and battery distribution products, waterproof switch panels, and gas detectors primarily to original equipment manufacturer (OEM) boat builders and the marine aftermarket. B.E.P. Marine’s product offering complements the existing product line offered by our Specialty Electrical Group in the Electrical segment. The purchase price allocation resulted in $3.7 million assigned to goodwill (which is not currently deductible for tax purposes), $0.9 million assigned to tradenames, $0.6 million assigned to patents, and $0.7 million assigned to customer relationships. The amounts assigned to patents and customer relationships will be amortized over 11 years and 10 years, respectively.

The following unaudited pro forma results of operations of the Company for the three and six months ended February 28, 2007 and 2006, respectively, give effect to all acquisitions completed since September 1, 2005 as though the Injectaseal, Veha, Maxima, Actown, PSL, Ricci and B.E.P. Marine acquisitions had occurred on September 1, 2005.

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Net sales
As reported	$341,020	$276,019	$684,003	$559,895
Pro forma	345,726	313,470	706,888	639,698

Net earnings
As reported	$18,919	$19,298	$44,021	$40,566
Pro forma	18,563	19,486	43,434	41,974

Basic earnings per share
As reported	$0.69	$0.71	$1.61	$1.50
Pro forma	0.68	0.72	1.59	1.55

Diluted earnings per share
As reported	$0.62	$0.63	$1.43	$1.33
Pro forma	0.60	0.64	1.41	1.37

Note 3. Restructuring Reserves

The Company initiated plans to restructure its European Electrical business during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and increase profitability. To date, the Company has recorded pre-tax provisions totaling approximately $9 million (including $0.1 million and $3.8 million in the first and second quarters of fiscal 2007, respectively) and expects to recognize an additional $8-11 million of related pre-tax costs by the end of calendar 2007. Annual cost savings resulting from the European Electrical restructuring plan are anticipated to be $7-8 million.

A rollforward of the European Electrical restructuring reserve follows:

Accrued restructuring costs as of August 31, 2006	$4,404
Restructuring charge	3,885
Cash payments	(2,926)
Currency impact	151

Accrued restructuring costs as of February 28, 2007	$5,514

Note 4. Accounts Receivable Financing

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. Book value of accounts receivable in the accompanying Condensed Consolidated Balance Sheets is comprised of the gross accounts receivable retained interest less a reserve for doubtful accounts, which is calculated based on a review of the specific receivable issues and supplemented by a general reserve based on past write-off history. The retained interest recorded at February 28, 2007 and August 31, 2006 is $47.0 million and $41.5 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The securitization program has a final maturity in May 2007, subject to annual renewal by the Purchaser. The Company amended its securitization program in May 2006 to increase capacity to $60 million. Trade accounts receivables sold and being serviced by the Company totaled $43.9 million and $50.0 million at February 28, 2007 and August 31, 2006, respectively.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $94.4 million and $197.6 million for the three and six months ended February 28, 2007, respectively, and $86.7 million and $181.9 million for the three and six months ended February 28, 2006, respectively. Cash collections of trade accounts receivable balances in the total receivable pool, which includes participating interests sold to the Purchaser and the retained interest, totaled $167.6 million and $338.3 million for the three and six months ended February 28, 2007, respectively, and $141.3 million and $287.0 million for the three and six months ended February 28, 2006, respectively.

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

	Balance Outstanding		Balance Outstanding 60 Days or More Past Due		Net Credit Losses
					Six Months Ended
	February 28, 2007	August 31, 2006	February 28, 2007	August 31, 2006	February 28, 2007	February 28, 2006
Trade accounts receivable subject to securitization program	$90,950	$91,511	$7,555	$7,141	$590	$459
Trade accounts receivable balances sold	43,942	49,963

Retained interest	$47,008	$41,548

Accounts receivable financing costs of $0.7 million and $1.5 million for the three and six months ended February 28, 2007, respectively, and $0.5 million and $1.0 million for the three and six months ended February 28, 2006 respectively, are included in financing costs in the accompanying Condensed Consolidated Statements of Earnings.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended February 28, 2007 are as follows:

	Industrial Segment	Electrical Segment	Actuation Systems Segment	Engineered Products Segment	Total
Balance as of August 31, 2006	$129,155	$188,667	$168,877	$18,729	$505,428
Businesses acquired	10,413	—	—	45,429	55,842
Purchase accounting adjustments	29	954	—	—	983
Foreign currency impact	2,257	1,004	406	52	3,719

Balance as of February 28, 2007	$141,854	$190,625	$169,283	$64,210	$565,972

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of February 28, 2007 and August 31, 2006 are as follows:

	February 28, 2007			August 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer Relationships	$107,348	$10,834	$96,514	$85,095	$7,999	$77,096
Patents	44,756	16,501	28,255	38,162	14,947	23,215
Trademarks	6,409	2,799	3,610	6,378	2,556	3,822
Non-compete agreements	1,588	647	941	1,634	582	1,052
Other	746	737	9	808	565	243

Total	$160,847	$31,518	$129,329	$132,077	$26,649	$105,428

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of February 28, 2007 and August 31, 2006 are $117.2 million and $105.5 million, respectively. These assets are comprised of acquired tradenames and have increased due to current year acquisitions.

Amortization expense recorded on the intangible assets listed above was $2.7 million and $4.9 million for the three and six months ended February 28, 2007, respectively, and $1.8 million and $3.6 million for the three and six months ended February 28, 2006, respectively. The Company estimates that amortization expense will approximate $6.0 million for the second half of the fiscal year ended August 31, 2007. Amortization expense for future years is estimated as follows: $11.2 million in fiscal 2008, $11.1 million in fiscal 2009, $10.8 million in 2010, $10.3 million in fiscal 2011, $10.1 million in fiscal 2012 and $69.8 million thereafter.

Note 6. Accrued Product Warranty Costs

The Company recognizes the cost associated with product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty during the six months ended February 28, 2007 and 2006:

	Six Months Ended February 28,
	2007	2006
Beginning balance	$6,888	$6,307
Provision for warranties	3,730	1,767
Warranty payments and costs incurred	(3,278)	(2,544)
Warranty reserves of acquired businesses	1,481	200
Currency impact	96	(78)

Ending balance	$8,917	$5,652

Note 7. Debt

The Company’s indebtedness, as of February 28, 2007 and August 31, 2006 was as follows:

	February 28, 2007	August 31, 2006
Senior credit facility
Revolving credit facility (“Revolver”)	$2,000	$38,000
Term loan	400,000	250,000
Commercial paper	33,925	42,226
Other	8,642	26

Sub-total – Senior indebtedness	444,567	330,252

Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	150,000

Total debt, including short-term borrowings	594,567	480,252
Less: Current maturities of long-term debt	(4,072)	(18,896)
Less: Short-term borrowings	(351)	—

Total long-term debt, less current maturities	$590,144	$461,356

The Company’s senior credit facility, as amended, provides for $400.0 million of term loans in addition to a $250.0 million Revolver. During the quarter ended May 31, 2006, the Company obtained an amendment to reduce the borrowing spreads and Revolver non-use fees under the senior credit facility. During the quarter ended February 28, 2007, the Company obtained an amendment to increase the funded term loans available from $250.0 million to $400.0 million and adjust the amortization schedule. The term loans mature on December 22, 2009 and are fully payable on that date. At February 28, 2007, the outstanding term loan and Revolver borrowings carried an interest rate of 6.345% and 8.25%. Of the outstanding term loan, $100.0 million of principal was swapped to a fixed interest rate of 4.10% plus the applicable borrowing spread until maturity. Additionally, €75.0 million ($96.2 million equivalent) of principal of the term loans was swapped in the fourth quarter of fiscal 2006 to a EURIBOR variable interest rate plus a borrowing spread (aggregating 4.95% at February 28, 2007). All senior credit facility borrowings are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the Revolver. At February 28, 2007, the non-use fee was 0.20%. The senior credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, dividends and other restricted payments. As of February 28, 2007, the Company was in compliance with all debt covenants.

There were $33.9 million of commercial paper borrowings outstanding at February 28, 2007, all of which had original maturity terms of 91 days or less and had a weighted interest rate of 5.7%, including issuance fees. Total commercial paper outstanding cannot exceed $75.0 million under the terms of the senior credit facility. The Revolver provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balance under the Revolver and commercial paper cannot exceed $250.0 million. The outstanding Revolver and commercial paper balances are classified as a component of long-term debt due to the February 2009 maturity date of the Revolver. The unused and available credit line under the Revolver at February 28, 2007, was approximately $214 million.

As a result of the cross-currency interest rate swap agreements further discussed in Note 8, a fair value adjustment to the debt underlying the agreements has been recorded resulting in an additional $3.2 million of debt at February 28, 2007 classified as “other” in the table above. The offset was to currency translation adjustment within accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.

Note 8. Derivatives

All derivatives are recognized in the Condensed Consolidated Balance Sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (“fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes.

Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the underlying hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the accumulated other comprehensive income accounts within equity in the Condensed Consolidated Balance Sheets.

In January 2005, the Company entered into interest rate swap contracts that have a total notional value of $100.0 million and have a maturity date of December 22, 2009. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate of 4.10%. These interest rate swap contracts were entered into to convert $100.0 million of the variable rate term loan under the senior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. The total fair value of these interest rate swap contracts was $2.1 million at February 28, 2007, and $3.0 million at August 31, 2006, respectively, and is reported in other long-term assets with the corresponding offset to accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.

The Company has significant investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange rate volatility. In August 2006, the Company entered into cross-currency interest rate swap agreements (the “agreements”) between the U.S. dollar and the euro to hedge its net investment in European subsidiaries. The agreements have a total notional value of €75.0 million ($96.2 million equivalent) and a maturity date of November 30, 2009. Additionally, the agreements contain an embedded interest rate swap under which the counterparties pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties variable interest at the three month EURIBOR rate. Gains and losses on the net investments in subsidiaries are offset by losses and gains of the agreement. At February 28, 2007, $2.9 million of translation losses on the synthetically developed Euro-denominated debt were included in the accumulated other comprehensive income account in the Condensed Consolidated Balance Sheets, with the offset recorded as a fair value adjustment in debt (see Note 7 for additional details). This was offset by the gains included in accumulated other comprehensive income resulting from the translation of the net investment in subsidiaries. In addition, the $(2.9) million value of the agreements as of February 28, 2007 was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

While the Company regularly hedges certain commodity risks, the fair value of such contracts were not significant at February 28, 2007.

Note 9. Stock Based Compensation

Stock based compensation expense is calculated by estimating the fair value of incentive stock options at the time of grant and amortized over the stock options’ vesting period. Stock based compensation expense was $1.3 million and $2.8 million for the three and six months ended February 28, 2007, respectively, and $1.1 million and $2.2 million for the three and six months ended February 28, 2006, respectively.

Note 10. Employee Benefit Plans

The Company provides defined benefit pension and other postretirement benefits to certain employees of domestic businesses it acquired that were entitled to those benefits prior to acquisition. At February 28, 2007 and August 31, 2006, the defined benefit plans consisted of three plans. Most of the domestic defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits. The postretirement medical plans consist of four plans, all of which are unfunded. Two of the plans require individuals receiving medical benefits under the plan to make contributions to defray a portion of the cost, and these retiree contributions are adjusted annually. The other two plans do not require retiree contributions.

The Company also maintains defined benefit pension plans for certain employees in various foreign countries. The defined benefit pension plans consist of several separate plans. Unlike existing U.S. pension plans, future benefits are earned with respect to the foreign plans.

Components of net periodic benefit costs (income) were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Domestic Defined Benefit Pension Plans
Service cost	$21	$19	$42	$38
Interest cost	550	524	1,100	1,048
Expected return on assets	(631)	(607)	(1,262)	(1,214)
Amortization of actuarial loss	37	111	73	222

Net periodic benefit (credit)/cost	$(23)	$47	$(47)	$94

Domestic Postretirement Medical Benefit Plans
Service cost	$6	$6	$12	$12
Interest cost	60	59	120	117
Amortization of actuarial gain	(119)	(98)	(237)	(196)

Net periodic benefit credit	$(53)	$(33)	$(105)	$(67)

Foreign Defined Benefit Pension Plans
Service cost	$149	$161	$299	$322
Interest cost	322	279	644	558
Expected return on assets	(64)	(66)	(128)	(133)
Amortization of actuarial (gain) loss	6	26	12	53

Net periodic benefit cost	$413	$400	$827	$800

For domestic defined benefit pension plans, the Company contributed approximately $0.5 million in aggregate during the six months ended February 28, 2007. No further funding is anticipated during fiscal 2007 for these plans. Postretirement medical claims and a majority of foreign defined pension benefits are paid as incurred.

Note 11. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Numerator:
Net earnings, as reported, for basic earnings per share	$18,919	$19,298	$44,021	$40,566
Plus: 2% Convertible Notes financing costs, net of taxes	611	611	1,222	1,222

Net earnings, for diluted earnings per share	$19,530	$19,909	$45,243	$41,788

Denominator:
Weighted average common shares outstanding for basic earnings per share	27,327	27,084	27,313	27,060
Net effect of stock options and restricted stock based on the treasury stock method using average market price	655	726	658	721
Net effect of 2% Convertible Notes based on the if-converted method	3,758	3,758	3,758	3,758

Weighted average common and equivalent shares outstanding for diluted earnings per share	31,740	31,568	31,729	31,539

Basic earnings per share	$0.69	$0.71	$1.61	$1.50
Diluted earnings per share	$0.62	$0.63	$1.43	$1.33

Note 12. Segment Information

During the first quarter of fiscal 2007, the Company changed certain management reporting and the way it views its businesses. The Company considered these changes as part of our ongoing assessment of segment reporting, and changed its operating and reportable segments to reflect four reportable segments: Industrial, Electrical, Actuation Systems, and Engineered Products. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the construction, industrial, oil & gas, and production automation markets. In addition, this segment provides manpower services and product rental to the global joint integrity market. The Electrical segment is primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail home center, construction, electrical wholesale and marine markets. The Actuation Systems segment focuses on developing and marketing value-added, customized motion control systems and equipment for original equipment manufacturers in the recreational vehicle, automotive, truck, and other industrial markets. The Engineered Products segment designs and manufactures a variety of industrial products for industrial markets. Segment reporting for all previous periods have been revised to reflect this change. The Company has not aggregated individual operating segments within these reportable segments. The Company evaluates segment performance based primarily on net sales and operating profit.

The following tables summarize financial information by reportable segment.

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Net Sales:
Tools & Supplies Group
Industrial	$93,487	$68,907	$194,354	$144,753
Electrical	123,599	105,670	245,616	211,130

Sub-total	217,086	174,577	439,970	355,883
Engineered Solutions Group
Actuation Systems	97,656	87,779	203,310	176,457
Engineered Products	26,278	13,663	40,723	27,555

Sub-total	123,934	101,442	244,033	204,012

Total	$341,020	$276,019	$684,003	$559,895

Operating Profit:
Tools & Supplies Group
Industrial	$23,988	$16,595	$52,668	$36,796
Electrical	5,759	10,760	15,007	20,975

Sub-total	29,747	27,355	67,675	57,771
Engineered Solutions Group
Actuation Systems	7,954	9,297	16,568	19,331
Engineered Products	3,303	1,834	5,234	3,562

Sub-total	11,257	11,131	21,802	22,893
General Corporate	(4,105)	(3,632)	(9,049)	(7,599)

Total	$36,899	$34,854	$80,428	$73,065

	February 28, 2007	August 31, 2006
Assets:
Tools & Supplies Group
Industrial	$362,966	$332,428
Electrical	429,337	412,014

Sub-total	792,303	744,442
Engineered Solutions Group
Actuation Systems	$357,862	$351,910
Engineered Products	160,948	41,006

Sub-total	518,810	392,916
General Corporate and Other	76,800	76,017

Total	$1,387,913	$1,213,375

The following table summarizes sales by product line:

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
High Force Hydraulic Tools	$62,611	$49,560	$123,489	$97,179
Joint Integrity	30,875	19,346	70,865	47,573
North American Electrical	34,163	35,088	67,725	69,162
European Electrical	41,167	36,608	84,511	76,419
Specialty Electrical	20,620	18,359	38,863	33,945
Professional Electrical	27,649	15,616	54,517	31,606
Recreational Vehicle Actuation Systems	26,024	22,537	50,197	46,076
Automotive Actuation Systems	28,760	22,693	61,088	43,867
Truck Actuation Systems	33,858	33,788	75,345	69,650
Other	35,293	22,424	57,403	44,418

	$341,020	$276,019	$684,003	$559,895

The comparability of the segment data is impacted by the acquisitions completed in fiscal 2006 and fiscal 2007. B.E.P. Marine and Actown Electrocoil are included in the Electrical Segment. D.L. Ricci, Precision Sure-Lock, Veha, and Injectaseal are included in the Industrial Segment. Maxima Technologies is in the Engineered Products segment.

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, fair value of derivative instruments and the retained interest in trade accounts receivable (subject to the accounts receivable program discussed in Note 4 “Accounts Receivable Financing”). All group expenses have been allocated to the segments, but general corporate expenses have not.

Note 13. Contingencies and Litigation

The Company had outstanding letters of credit of $6.5 million and $6.8 million at February 28, 2007 and August 31, 2006, respectively, which secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $6.6 million at February 28, 2007. The future undiscounted minimum lease payments for these leases are as follows: $0.9 million in calendar 2007, $1.1 million in calendar 2008 through 2010; and $6.1 million thereafter.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $1.3 million and $1.7 million were included in the Condensed Consolidated Balance Sheets at February 28, 2007 and August 31, 2006, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified global manufacturer of a broad range of industrial products and systems, organized into four reportable segments, Industrial, Electrical, Actuation Systems, and Engineered Products. Our Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic tools to the construction, industrial, oil & gas, and production automation. Industrial also provides manpower services and tool rental to the global joint integrity market. Our Electrical segment is primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail, construction, electrical wholesale, and marine markets. Our Actuation Systems segment primarily focuses on developing and marketing highly engineered position and motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and other industrial markets. Our Engineered Products segment designs and manufactures various industrial products for industrial markets. We believe that our strength in these product categories is the result of a combination of our brand recognition, proprietary engineering and design competencies, dedicated service philosophy, and global manufacturing and distribution capabilities.

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

Results of Operations for the Three and Six Months Ended February 28, 2007 and 2006

The comparability of the operating results for the three and six months ended February 28, 2007 to the comparable prior year periods have been significantly impacted by acquisitions. Listed below are the acquisitions completed since September 1, 2005.

Business	Segment	Product Line	Acquisition Date
B.E.P. Marine Ltd.	Electrical	Specialty Electrical	December 16, 2005
D. L. Ricci	Industrial	Joint Integrity	April 21, 2006
Precision Sure-Lock	Industrial	High Force Hydraulic Tools	April 28, 2006
Actown Electrocoil, Inc.	Electrical	Professional Electrical	August 17, 2006
Maxima Technologies	Engineered Products	Other	December 22, 2006
Veha Haaksbergen B.V.	Industrial	High Force Hydraulic Tools	January 5, 2007
Injectaseal Deutschland GmbH	Industrial	Joint Integrity	January 22, 2007

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

Consolidated net sales increased by $65.0 million, or 24%, from $276.0 million for the three months ended February 28, 2006 to $341.0 million for the three months ended February 28, 2007. Excluding $33.5 million of sales from acquired businesses and the $11.2 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2007 second quarter consolidated net sales increased 7% compared to the fiscal 2006 second quarter consolidated net sales. Fiscal 2007 year-to-date consolidated net sales increased by $124.1 million, or 22%, from $559.9 million in the comparable prior year period to $684.0 million in the current year. Excluding $58.2 million of sales from acquired businesses and the $19.7 million favorable impact of foreign currency exchange rate changes on translated results, consolidated net sales for the six months ended February 28, 2007 increased 8% compared to the six months ended February 28, 2006. The changes in sales at the segment level are discussed in further detail below.

Consolidated operating profit for the three months ended February 28, 2007 was $36.9 million, compared to $34.9 million for the three months ended February 28, 2006. Consolidated operating profit for the six months ended February 28, 2007 was $80.4 million, compared to $73.1 million for the six months ended February 28, 2006. The comparability between periods is impacted by acquisitions, foreign currency exchange rate changes, and European Electrical restructuring provisions recorded during fiscal 2007. The changes in operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Tools & Supplies Group
Industrial	$93.5	$68.9	$194.4	$144.8
Electrical	123.6	105.7	245.6	211.1

Sub-total	217.1	174.6	440.0	355.9
Engineered Solutions Group
Actuation Systems	97.6	87.8	203.3	176.5
Engineered Products	26.3	13.6	40.7	27.5

Sub-total	123.9	101.4	244.0	204.0

Total	$341.0	$276.0	$684.0	$559.9

Industrial Segment

Industrial net sales increased by $24.6 million, or 36%, from $68.9 million for the three months ended February 28, 2006 to $93.5 million for the three months ended February 28, 2007. Excluding sales from the January 2007 acquisitions of Veha and Injectaseal, the April 2006 acquisitions of Precision Sure-Lock and D.L. Ricci, and the $3.6 million favorable impact of foreign currency rate changes on translated results, sales grew 12% due to continued strong worldwide demand in both the hydraulic tool and joint integrity product lines. Strong demand from the oil, gas and power generation markets as well as economy-driven industrial demand drove higher sales in both product lines. The joint integrity product line also experienced better than expected demand in the North Sea in what is normally a seasonally weak quarter, as many operators delayed routine maintenance given high oil prices. Year-over-year sales growth trends for both product lines improved in Europe and moderated in North America compared to previous quarters due to economic conditions in these regions.

Fiscal 2007 year-to-date Industrial net sales were $194.4 million, which was 34% higher than the prior year comparable period. Sales grew 11% during the current year period, excluding the impact of acquisitions and the $6.7 million favorable impact of foreign currency rate changes on translated results, for reasons consistent with the second quarter explanations provided above.

Electrical Segment

Electrical net sales increased by $17.9 million, or 17%, from $105.7 million for the three months ended February 28, 2006 to $123.6 million for the three months ended February 28, 2007. Excluding sales from the fiscal 2006 acquisitions of B.E.P. Marine and Actown and the $3.8 million favorable impact of foreign currency rate changes on translated results, sales grew 4%. The increase was the result of a strong original equipment manufacturer demand in the professional electrical product line and the net effect of price increases obtained during the second half of fiscal 2006 to offset rising copper prices, partially offset by the effects of a slow-down in North America residential construction.

Fiscal 2007 year-to-date Electrical net sales were $245.6 million, or 16% higher than the prior year comparable period. Sales grew 3% during the current year period, excluding the impact of acquisitions and the $6.5 million favorable impact of foreign currency rate changes on translated results, for reasons consistent with the second quarter explanation.

Actuation Systems Segment

Actuation Systems net sales increased by $9.8 million, or 11%, from $87.8 million for the three months ended February 28, 2006 to $97.6 million for the three months ended February 28, 2007. Excluding the $3.8 million favorable impact of foreign currency rate changes on translated results, sales grew 7%. This growth was driven by increased sales volumes in automotive and recreational vehicles (“RV”) actuation systems product lines offset by a decline in truck actuation system sales. Due to the carryover impact of new convertible automotive platform introductions in 2006, automotive actuation system sales increased 17%. RV product line sales increased 15% due primarily to market share gains. Despite robust sales growth in Europe, as expected, truck actuation systems product line sales declined approximately 5% due to the end of the pre-buy stemming from more restrictive demand in advance of new more stringent North American diesel engine emissions standards that took effect on January 1, 2007.

Fiscal 2007 year-to-date Actuation Systems net sales were $203.3 million, which was 15% higher than the prior year comparable period. Sales grew 11% during the current year period, excluding the $6.5 million favorable impact of foreign currency rate changes on translated results, for reasons consistent with the second quarter explanation.

Engineered Products Segment

Engineered Products net sales increased by $12.7 million, or 92%, from $13.6 million for the three months ended February 28, 2006 to $26.3 million for the three months ended February 28, 2007. Excluding sales from the December 2006 acquisition of Maxima, sales increased 9% due primarily to increased demand in most served markets.

On a year-to-date basis, Engineered Products net sales increased by $13.2 million, or 48%, from $27.5 million for the six months ended February 28, 2006 to $40.7 million for the six months ended February 28, 2007 due to 6% sales growth, excluding the impact of acquisitions and currency.

Operating Profit

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Tools & Supplies Group
Industrial	$24.0	$16.6	$52.7	$36.8
Electrical	5.7	10.8	15.0	21.0

Sub-total	29.7	27.4	67.7	57.8
Engineered Solutions Group
Actuation Systems	8.0	9.3	16.5	19.3
Engineered Products	3.3	1.8	5.2	3.6

Sub-total	11.3	11.1	21.7	22.9
General Corporate	(4.1)	(3.6)	(9.0)	(7.6)

Total	$36.9	$34.9	$80.4	$73.1

Industrial Segment

Industrial operating profit increased by $7.4 million, or 45%, from $16.6 million for the three months ended February 28, 2006 to $24.0 million for the three months ended February 28, 2007. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit grew 39% as a result of increased sales volumes from both existing and acquired businesses, higher production levels resulting in increased absorption of fixed costs, and operating efficiencies, the combined effect of which was partially offset by negative sales and acquisition mix.

Fiscal 2007 year-to-date Industrial operating profit was $52.7 million, which was 43% higher than the prior year comparable period. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit grew by 38% for reasons consistent with the second quarter explanation.

Electrical Segment

Electrical operating profit decreased by $5.1 million from $10.8 million for the three months ended February 28, 2006 to $5.7 million for the three months ended February 28, 2007 as a result of the $3.8 million European Electrical restructuring charge, related inefficiencies in the European Electrical business, higher rebates and discounts in the DIY channel, increased medical costs in the U.S. and unfavorable sales and acquisition mix.

Fiscal 2007 year-to-date Electrical operating profit was $15.0 million, which was $6.0 million lower than the prior year comparable period for reasons consistent with the second quarter explanation above in addition to $1.0 million of downsizing charges recorded during the first quarter of fiscal 2007, which were unrelated to the European restructuring.

Actuation Systems Segment

Actuation Systems operating profit decreased by $1.3 million, or 14%, from $9.3 million for the three months ended February 28, 2006 to $8.0 million for the three months ended February 28, 2007. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit declined 17% due primarily to unfavorable product line sales mix driven by higher auto and RV actuation system volumes and lower production levels of truck actuation systems, all of which were partially offset by material costs reduction resulting from increased low cost country sourcing.

Fiscal 2007 year-to-date Actuation Systems operating profit was $16.5 million, which was 14% lower than the prior year comparable period. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit declined by 16% for reasons consistent with the second quarter explanation above.

Engineered Products Segment

Engineered Products operating profit increased by $1.5 million, from $1.8 million for the three months ended February 28, 2006 to $3.3 million for the three months ended February 28, 2007 reflecting the impact of base business sales growth, improved absorption of fixed costs, realization of LEAD activities resulting in margin expansion and the December 2006 Maxima acquisition. Similarly, fiscal 2007 year-to-date Actuation Systems operating profit was $5.2 million, which was a $1.7 million increase over the six months ended February 28, 2006.

General Corporate

General corporate expenses increased by approximately $0.5 million and $1.4 million during the three and six months ended February 28, 2007, respectively, primarily due to higher staffing levels to support business expansion.

Financing Costs, net

All debt is considered to be for general corporate purposes, and, financing costs, therefore, have not been allocated to the reportable segments. The increase in financing costs during the three and six months ended February 28, 2007 versus the comparable prior year period reflects a 50 basis point increase in LIBOR over the past twelve months, as well as increased debt levels due to acquisition financing. See “Liquidity and Capital Resources” below for further information.

Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, and our ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for the three and six months ended February 28, 2007, was 32.1% and 31.6% compared to 32.2% and 32.4% during the three and six months ended February 28, 2006. The effective income tax rate was lower in the six months ended February 28, 2007 as a result of the mix of revenue taxed at lower statutory tax rates and tax minimization planning, partially offset by non-benefitted restructuring charges. The effective income tax rate for the three months ended February 28, 2007 includes the impact of a portion of the restructuring charge not being benefitted in local jurisdictions. The effective income tax rate excluding the restructuring charge was 31.0%.

Restructuring Reserves

The Company initiated plans to restructure its European Electrical business during the fourth quarter of fiscal 2006. In order to reduce operating costs and increase profitability. To date, the Company has recorded pre-tax provisions totaling approximately $9 million (including $0.1 million and $3.8 million in the first and second quarters of fiscal, respectively) and expects to recognize an additional $8-11 million of related pre-tax costs by the end of calendar 2007. Annual costs savings resulting from the European Electrical restructuring plan are anticipated to be $7-8 million.

A rollforward of the European Electrical restructuring reserve follows (in thousands):

Accrued restructuring costs as of August 31, 2006	$4,404
Restructuring charge	3,885
Cash payments	(2,926)
Currency impact	151

Accrued restructuring costs as of February 28, 2007	$5,514

Liquidity and Capital Resources

Cash and cash equivalents totaled $24.9 million and $25.7 million at February 28, 2007 and August 31, 2006, respectively. Our goal is to maintain modest cash balances, utilizing excess cash to reduce debt in an effort to minimize financing costs.

The Company generated cash from operating activities of $11.4 million during the six months ended February 28, 2007, compared to $35.0 million during the six months ended February 28, 2006. Operating cash flow for the six months ended February 28, 2007 reflects cash generated from increased earnings offset by an increase in working capital to support business growth. In addition, operating cash flow was impacted by the timing of Federal income tax payments, which were higher than prior year amounts.

Cash used in investing activities totaled $120.0 million and $19.1 million during the six months ended February 28, 2007, and 2006, respectively. The use of cash in fiscal 2007 reflected $110.1 million of business acquisitions as well as $12.7 million of capital expenditures. Net cash provided by financing activities totaled $107.1 million during the six months ended February 28, 2007, primarily related to the proceeds from $150.0 million of additional term loans offset by other debt repayments.

The Company uses primary working capital as a percentage of sales as a key indicator of working capital management. We define this metric as the sum of net accounts receivable, outstanding balances on the accounts receivable securitization facility, and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric:

	February 28, 2007	PWC %	February 28, 2006	PWC %
Accounts receivable, net	$206,542		$147,657
Accounts receivable securitization	43,942		44,299

Total accounts receivable	250,484	18.1%	191,956	17.4%
Inventory, net	188,975	13.6%	141,543	12.8%
Accounts payable	(117,656)	(8.5)%	(90,812)	(8.2)%

Net primary working capital	$321,803	23.2%	$242,687	22.0%

Our net primary working capital percentage increased year-over-year from 22.0% to 23.2%, reflecting a higher working capital to support business growth. Our accounts receivable percentage increased from 17.4% to 18.1% due to increased sales in the last month of the quarter as compared to the prior year. Inventory as a percentage of sales has increased from 12.8% to 13.6%, while accounts payable levels as a percentage of sales were consistent with prior year levels.

Our cash flows from operations are impacted by seasonality where the first and second quarters of the fiscal year experience a lower cash flow due to seasonal working capital builds followed by working capital reductions and lower income tax payments in the third and fourth quarters.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold by the former subsidiary. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $6.6 million at February 28, 2007. The future undiscounted minimum lease payments for these leases are as follows: $0.9 million in calendar 2007, $1.1 million in calendar 2008 through 2010; and $6.1 million thereafter.

As more fully discussed in Note 4, “Accounts Receivable Financing” in the Notes to Condensed Consolidated Financial Statements, the Company is a party to an accounts receivable securitization program. Trade receivables sold and being serviced by the Company were $43.9 million and $50.0 million at February 28, 2007 and August 31, 2006, respectively. If the Company had discontinued this securitization program at February 28, 2007, it would have been required to borrow approximately $43.9 million on its revolver to finance the working capital increase. Total capacity under the securitization program is $60.0 million.

The Company had outstanding letters of credit of $6.5 million and $6.8 million at February 28, 2007 and August 31, 2006, respectively. The letters of credit secure self-insured workers compensation liabilities.

Timing of Commitments

The timing of payments due under the Company’s commitments is as follows:

Contractual Obligations (a)

Years Ended August 31,	Debt Obligations	Operating Lease Obligations (b)	Total
2007	$4,420	$18,099	$22,519
2008	162	14,580	14,742
2009	36,087	11,187	47,274
2010	403,214	9,035	412,249
2011	150,162	6,790	156,952
Thereafter	522	23,316	23,838

Total	$594,567	$83,007	$677,574

(a)	The above table excludes the additional payments for acquisition earn-out payments, as the exact amount and timing of payments is not known. In addition, interest payments on debt obligations and pension and post-retirement plan obligations are not included in the above table.
(b)	The Company’s purchase obligations generally relate to amounts due under contracts with third party service providers. These contracts are primarily for real estate leases, information technology services, including software and hardware support services and leases, and telecommunications services. Those purchase obligations, such as leases, that are not cancelable are included in the table. The Company routinely issues purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor, and as such, they are excluded from the contractual obligations table.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. To reduce such risks, we selectively uses financial instruments and other proactive management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading or speculative purposes.

A discussion of our accounting policies for derivative financial instruments is included within Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s fiscal 2006 Annual Report on Form 10-K.

Currency Risk —We have exposure to foreign currency exchange fluctuations. Approximately 49% and 47% of our revenues for the six month ended February 28, 2007 and the year ended August 31, 2006, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 67% were denominated in euros, with the majority of the remainder denominated in various Asian and other European currencies. We selectively use cross-currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). Under such swaps, we receive interest based on a variable U.S. dollar rate and pays interest on variable euro rates on the outstanding notional principal amounts in dollars and euros. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

Our identifiable foreign currency exchange exposure results primarily from the anticipated purchase of product from affiliates and third party suppliers and from the repayment of intercompany loans between subsidiaries denominated in foreign currencies. The Company periodically identifies areas where it does not have naturally occurring offsetting positions and then may purchase hedging instruments to protect against anticipated exposures. There are no material hedging instruments in place as of the date of this filing. Our financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables, and net investments in foreign subsidiaries.

Interest Rate Risk —We have earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are based on LIBOR and EURIBOR interest rates. We have periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At February 28, 2007, we were a party to interest rate swap agreements that convert $100 million of floating rate debt to a fixed rate of interest. An increase or decrease of 25 basis points in the applicable interest rates on unhedged variable rate debt at February 28, 2007 would result in a change in pre-tax interest expense of approximately $1.0 million on an annual basis.

Commodity Risk —We source a wide variety of materials and components from a network of global suppliers. While such goods are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion. In addition, LEAD initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. We did not enter into any significant derivative contracts to hedge its exposure to commodity risk in the first six months of fiscal 2007 and all of fiscal year 2006.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3 and 5 are inapplicable and have been omitted.

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on January 16, 2007 to elect a board of nine directors. Each director nominee was elected. The number of votes for each nominee is set forth below:

	Share Votes For	Share Votes Withheld
Robert C. Arzbaecher	25,006,387	247,547
Gustav H.P. Boel	25,147,509	106,425
Thomas J. Fischer	22,988,114	2,265,820
William K. Hall	24,275,717	978,217
Kathleen J. Hempel	24,742,549	511,385
Robert A. Peterson	24,737,645	516,289
William P. Sovey	25,225,896	28,038
Dennis K. Williams	24,779,089	474,845
Larry D. Yost	25,225,289	28,645

Item 6 – Exhibits

(a)	Exhibits

See “Index to Exhibits” on page 23, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: April 6, 2007	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur Executive Vice President and Chief Financial Officer (Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED February 28, 2007

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
10.1	Amendment No. 3 to Amended and Restated Credit Agreement dated as of February 16, 2007, by and among Actuant Corporation, the financial institutions listed on the signature pages thereto and JP Morgan Chase Bank, National Association, as the administrative agent for the lenders	Form 8-K filed on February 23, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X