Form 10-Q
period 2007-05-31
ACTUANT CORP
filed 2007-07-09
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

The number of shares outstanding of the registrant’s Class A Common Stock as of June 30, 2007 was 27,627,247.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Such forward-looking statements include statements regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, and capital expenditures. Words such as “anticipate,” “assume,” “believe,” ,“estimate,” “expect,” “intend,” “plan,” “seek,” “project,” “target,” “goal,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements.

The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	exposure to fluctuations in energy prices;

•	market conditions in the recreational vehicle, truck, automotive, industrial production, oil & gas, and construction industries;

•	market acceptance of existing and new products;

•	successful integration of acquisitions and related restructurings;

•	operating margin risk due to competitive pricing and operating efficiencies;

•	supply chain risk, material, labor, or overhead cost increases;

•	foreign currency risk, interest rate risk and commodity risk;

•	the length of economic downturns in our markets, litigation matters, our ability to access capital markets;

•	industry trends, including changes in buying, inventory and other business practices by customers;

•	our substantial indebtedness;

•	our future profitability;

•	an increase in competition within the markets in which we compete;

•	regulatory changes;

•	changes in general and/or regional economic conditions;

•	our relationships with employees;

•	the impact of current and future laws; and

•	additional terrorist attacks.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
Net sales	$385,090	$316,662	$1,069,093	$876,557
Cost of products sold	255,504	210,767	716,218	580,123

Gross profit	129,586	105,895	352,875	296,434
Selling, administrative and engineering expenses	73,772	61,171	207,837	175,086
Restructuring charges	434	—	4,319	—
Amortization of intangible assets	2,906	1,884	7,819	5,443

Operating profit	52,474	42,840	132,900	115,905
Financing costs, net	9,075	6,785	24,185	18,936
Other expense (income), net	660	659	1,632	1,682

Earnings before income tax expense and minority interest	42,739	35,396	107,083	95,287
Income tax expense	13,146	8,636	33,480	28,015
Minority interest, net of income taxes	11	(27)	3	(81)

Net earnings	$29,582	$26,787	$73,600	$67,353

Earnings per share:
Basic	$1.08	$0.99	$2.69	$2.49
Diluted	$0.95	$0.86	$2.38	$2.19
Weighted average common shares outstanding:
Basic	27,342	27,150	27,323	27,091
Diluted	31,811	31,717	31,753	31,591

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	May 31, 2007	August 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$73,703	$25,659
Accounts receivable, net of allowances for losses of $8,359 and $7,363, respectively	186,501	171,262
Inventories, net	194,506	165,760
Deferred income taxes	22,398	18,796
Other current assets	14,694	9,448

Total current assets	491,802	390,925
Gross property, plant and equipment	263,656	220,833
Less: Accumulated depreciation	(146,946)	(126,289)

Property, plant and equipment, net	116,710	94,544
Goodwill	583,775	505,428
Other intangible assets, net	250,435	210,899
Other long-term assets	10,524	11,579

Total assets	$1,453,246	$1,213,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—
Trade accounts payable	154,765	122,164
Accrued compensation and benefits	47,288	43,983
Income taxes payable	28,471	21,852
Current maturities of long-term debt	216	18,896
Other current liabilities	67,586	57,499

Total current liabilities	298,326	264,394
Long-term debt, less current maturities	554,970	461,356
Deferred income taxes	86,914	70,184
Pension and postretirement benefit liabilities	36,726	36,606
Other long-term liabilities	22,755	17,870
Shareholders’ equity:
Class A common stock, $0.20 par value, authorized 84,000,000 shares, issued and outstanding, 27,417,946 and 27,295,372 shares, respectively	5,484	5,460
Additional paid-in capital	(350,987)	(360,353)
Retained earnings	796,028	722,439
Accumulated other comprehensive income (loss)	3,030	(4,581)
Stock held in trust	(1,689)	(1,355)
Deferred compensation liability	1,689	1,355

Total shareholders’ equity	453,555	362,965

Total liabilities and shareholders’ equity	$1,453,246	$1,213,375

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2007	2006
Operating Activities:
Net earnings	$73,600	$67,353
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	18,069	14,480
Amortization	7,819	5,443
Amortization of debt discount and debt issuance costs	1,163	1,089
Stock-based compensation expense	4,087	3,648
Benefit for deferred income taxes	(2,402)	(802)
Gain on disposal of assets	(1,100)	(275)
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	(6,435)	(22,375)
Increase in accounts receivable securitization program	14,121	4,250
Inventories	(8,971)	(8,198)
Prepaid expenses and other assets	(4,043)	(1,727)
Trade accounts payable	19,196	18,022
Income taxes payable	4,441	5,831
Other accrued liabilities	9,869	3,138

Net cash provided by operating activities	129,414	89,877
Investing Activities:
Proceeds from sale of property, plant and equipment	4,119	589
Capital expenditures	(20,494)	(15,465)
Cash paid for business acquisitions, net of cash acquired	(132,590)	(104,876)

Net cash used in investing activities	(148,965)	(119,752)
Financing Activities:
Net (repayments) proceeds on revolving credit facilities and short-term borrowings	(80,355)	36,481
Proceeds from term loans	155,737	—
Principal repayments on term loans	(7,077)	—
Cash dividend	(2,187)	(2,165)
Stock option exercises and other	335	4,140

Net cash provided by financing activities	66,453	38,456
Effect of exchange rate changes on cash	1,142	275

Net increase in cash and cash equivalents	48,044	8,856
Cash and cash equivalents – beginning of period	25,659	10,356

Cash and cash equivalents – end of period	$73,703	$19,212

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2006 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company’s significant accounting policies are disclosed in its fiscal 2006 Annual Report on Form 10-K and its Current Report on Form 8-K filed with the SEC on May 30, 2007. For additional information, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2006 Annual Report on Form 10-K and its Current Report on Form 8-K filed with the SEC on May 30, 2007.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise described, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2007.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No.’s 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after the beginning of fiscal 2008. We are currently evaluating the impact SFAS No. 155 could have on our consolidated financial statements.

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

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (FASB 158). This statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other post retirement plans on the balance sheet. FASB 158 requires additional new disclosures to be made in companies financial statements. FASB 158 will be effective for us at the end of fiscal 2007. We do not anticipate a significant impact on the financial statements upon the adoption of this standard as the accumulated benefit obligation closely approximates the projected benefit obligation for all of the Company’s defined benefit plans.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 “Financial Statements – Concerning the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 will be effective for us at the end of fiscal 2007. The adoption of SAB 108 is not expected to have any impact on our consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. We are currently assessing the potential impact of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. Statement 159 will be effective for us beginning in fiscal 2009. We are currently evaluating the impact SFAS No. 159 could have on our consolidated financial statements.

Note 2. Acquisitions

The Company completed one business acquisition during the third quarter of fiscal 2007, three business acquisitions during the second quarter of fiscal 2007, and four during fiscal 2006, all of which resulted in the recognition of goodwill in the Condensed Consolidated Financial Statements. The Company is continuing to evaluate the initial purchase price allocations for all the fiscal 2007 acquisitions and will adjust the allocations if additional information relative to the fair values of the assets and liabilities of the acquired businesses becomes known.

On April 16, 2007, the Company acquired T.T. Fijnmechanica B.V. (“TTF”) for approximately $23.0 million. Headquartered in Roermond, The Netherlands, TTF supplies products and systems for use in the bridge building, infrastructure and heavy lifting markets. Products include wedges, anchor heads, multi-strand jacks, and heavy lifting systems. TTF is included in our Industrial segment. The preliminary purchase price allocation resulted in $11.7 million assigned to goodwill (which is not currently deductible for tax purposes), $2.7 million assigned to trade names $0.7 million assigned to non-compete agreements and $6.8 million assigned to customer relationships. The amounts assigned to non-compete agreements, trade names and the customer relationships will be amortized over 3 years and 15 years, respectively.

On January 22, 2007, the Company acquired all of the outstanding stock of Injectaseal Deutschland GmbH (“Injectaseal”) for $13.0 million. Headquartered in Kerpen, Germany, Injectaseal provides leak management, on-site machining, pipeline intervention, and safety valve testing services primarily to Western European oil & gas and power generation companies. Injectaseal is included in our Industrial segment. The preliminary purchase price allocation resulted in $11.2 million assigned to goodwill (which is not currently deductible for tax purposes), $0.1 million assigned to non-compete agreements, and $1.8 million assigned to customer relationships. The amounts assigned to the non-compete agreements and the customer relationships will be amortized over 3 years and 15 years, respectively.

On January 5, 2007, the Company acquired all of the outstanding stock of Veha Haaksbergen B.V. (“Veha”) for $5.0 million, net of cash acquired. Headquartered in Haaksbergen, The Netherlands, Veha manufactures a wide range of machined products, including hydraulic cylinders. Veha is included in our Industrial segment. The preliminary purchase price allocation resulted in $2.5 million assigned to goodwill (which is not currently deductible for tax purposes), $0.2 million to non-compete agreements and $0.5 million assigned to customer relationships. The amounts assigned to the non-compete agreements and customer relationships will be amortized over 3 years and 10 years, respectively.

On December 22, 2006, the Company acquired all of the outstanding stock of Maxima Technologies (“Maxima”) for $91 million, including the assumption of approximately $1.9 million of Maxima’s debt. Maxima, headquartered in Lancaster, Pennsylvania, is a global electronics company specializing in custom-engineered and standard vehicle instrumentation, controls, components, and systems for low-to-medium volume severe-duty applications. The Company serves a diverse array of end-user markets, including marine, agricultural, off-highway, industrial, specialty vehicle, and automotive aftermarket. Maxima is included in our Engineered Products segment. The preliminary purchase price allocation resulted in $45.9 million assigned to goodwill (which is not currently deductible for tax purposes), $7.7 million assigned to tradenames, $6.8 million assigned to patents, and $19.3 million assigned to customer relationships. The amounts assigned to patents and customer relationships will be amortized over periods of 10 years and 15 years, respectively.

On August 17, 2006, the Company acquired all of the outstanding stock of Actown-Electrocoil, Inc. (“Actown”) for $23.8 million, net of cash acquired. Actown, based in Spring Grove, Illinois, produces custom transformers, coils, neon transformers and LED lighting systems to global OEMs including low-voltage lighting, construction, factory automation, wireless communication and power generation. Actown is included in our Electrical segment. The purchase price allocation resulted in $11.9 million assigned to goodwill (which is currently not deductible for tax purposes in the United States), $5.4 million assigned to tradenames, and $1.1 million assigned to customer relationships. These balances have been adjusted since our Fiscal 2006 year-end balance due to the receipt of a third-party valuation of the business during the first quarter. The amount assigned to customer relationships will be amortized over 10 years.

On April 28, 2006, the Company acquired all of the outstanding stock of Precision Sure-Lock (“PSL”) for $42.3 million, net of cash acquired. PSL, based in Dallas, Texas, produces concrete pre- and post-tensioning products. PSL produces one-time use and reusable chucks and wedges, stressing jacks, and anchors used in residential, commercial, and public works concrete construction, underground mining, and ground stabilization. PSL is included in our Industrial segment. The purchase price allocation resulted in $26.5 million assigned to goodwill (which is not currently deductible for tax purposes), $8.5 million assigned to tradenames, and $7.8 million assigned to customer relationships. The amount assigned to customer relationships will be amortized over 15 years.

On April 21, 2006, the Company acquired all of the outstanding stock of D. L. Ricci (“Ricci”) for $52.4 million, net of cash acquired. Ricci, based in Red Wing, Minnesota, sells and rents portable machining equipment and providing industrial field service for power plants, refineries, chemical plants, offshore drilling rigs, mines and other industrial applications primarily in North America. Ricci’s machining products and services complement the product and service offerings of our Hydratight business, which provides joint integrity products and services to the same industries. Ricci is included in our Industrial segment. The purchase price allocation resulted in $27.5 million assigned to goodwill (which is currently deductible for tax purposes in the United States), $5.0 million assigned to tradenames, $5.1 million assigned to patents, $0.4 million assigned to non-compete agreements and $8.4 million assigned to customer relationships. The amounts assigned to patents, non-compete agreements and customer relationships will be amortized over periods of 15, 5 and 20 years, respectively.

On December 16, 2005, the Company acquired all of the outstanding stock of B.E.P. Marine Limited (“B.E.P. Marine” or the “B.E.P. acquisition) for $7.6 million of cash. B.E.P. Marine, based in Auckland, New Zealand, provides AC and DC control panels, digital monitoring systems, battery switches and battery distribution products, waterproof switch panels, and gas detectors primarily to original equipment manufacturer (OEM) boat builders and the marine aftermarket. B.E.P. Marine’s product offering complements the existing product line offered by our Specialty Electrical Group in the Electrical segment. The purchase price allocation resulted in $3.9 million assigned to goodwill (which is not currently deductible for tax purposes), $0.9 million assigned to tradenames, $0.6 million assigned to patents, and $0.7 million assigned to customer relationships. The amounts assigned to patents and customer relationships will be amortized over periods of 11 years and 10 years, respectively.

The following unaudited pro forma results of operations of the Company for the three and nine months ended May 31, 2007 and 2006, respectively, give effect to all acquisitions completed since September 1, 2005 as though the TTF, Injectaseal, Veha, Maxima, Actown, PSL, Ricci and B.E.P. Marine acquisitions had occurred on September 1, 2005.

	Three Months Ended		Nine Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Net sales
As reported	$385,090	$316,662	$1,069,093	$$876,557
Pro forma	386,298	360,838	1,098,703	1,005,745
Net earnings
As reported	$29,582	$26,787	$73,600	$67,353
Pro forma	29,632	27,359	73,744	69,633
Basic earnings per share
As reported	$1.08	$0.99	$2.69	$2.49
Pro forma	1.08	1.01	2.70	2.57
Diluted earnings per share
As reported	$0.95	$0.86	$2.38	$2.19
Pro forma	0.95	0.88	2.38	2.26

Note 3. Restructuring Reserves

The Company initiated plans to restructure its European Electrical business during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and increase profitability. To date, the Company has recorded pre-tax restructuring provisions totaling approximately $9 million (including $4.3 million in the first three quarters of fiscal 2007) and expects to recognize an additional $8-11 million of similar pre-tax costs by the end of calendar 2007.

A rollforward of the European Electrical restructuring reserve follows (in thousands):

Accrued restructuring costs as of August 31, 2006	$4,404
Restructuring charges	4,319
Cash payments	(4,082)
Currency impact	240

Accrued restructuring costs as of May 31, 2007	$4,881

Note 4. Accounts Receivable Financing

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the

Company’s retained interest approximates book value. Book value of accounts receivable in the accompanying balance sheet is comprised of the gross accounts receivable retained interest less a reserve for doubtful accounts, which is calculated based on a review of the specific receivable issues and supplemented by a general reserve based on past write-off history. The retained interest recorded at May 31, 2007 and August 31, 2006 is $47.7 million and $41.5 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The securitization program has a final maturity in May 2008, subject to annual renewal by the Purchaser. The Company amended its securitization program in May 2007 to increase capacity to $65 million. Trade accounts receivables sold and being serviced by the Company totaled $64.2 million and $50.0 million at May 31, 2007 and August 31, 2006, respectively.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $89.6 million and $287.2 million for the three and nine months ended May 31, 2007, respectively, and $90.8 million and $272.7 million for the three and nine months ended May 31, 2006, respectively. Cash collections of trade accounts receivable balances in the total receivable pool, which include participating interests sold to the Purchaser and the retained interest, totaled $166.1 million and $504.4 million for the three and nine months ended May 31, 2007, respectively, and $143.4 million and $430.4 million for the three and nine months ended May 31, 2006, respectively.

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

					Net Credit Losses
	Balance Outstanding		Balance Outstanding 60 Days or More Past Due		Nine Months Ended
	May 31, 2007	August 31, 2006	May 31, 2007	August 31, 2006	May 31, 2007	May 31, 2006
Trade accounts receivable subject to securitization program	$111,875	$91,511	$6,939	$7,141	$786	$486
Trade accounts receivable balances sold	64,178	49,963

Retained interest	$47,697	$41,548

Accounts receivable financing costs of $0.8 million and $2.3 million for the three and nine months ended May 31, 2007, respectively, and $0.7 million and $1.7 million for the three and nine months ended May 31, 2006 respectively, are included in financing costs in the accompanying Condensed Consolidated Statements of Earnings.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended May 31, 2007 are as follows:

	Industrial Segment	Electrical Segment	Actuation Systems Segment	Engineered Products Segment	Total
Balance as of August 31, 2006	$129,155	$188,667	$168,877	$18,729	$505,428
Businesses acquired	25,423	—	—	45,872	71,295
Purchase accounting adjustments	29	1,172	—	—	1,201
Foreign currency impact	3,259	1,619	621	352	5,851

Balance as of May 31, 2007	$157,866	$191,458	$169,498	$64,953	$583,775

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of May 31, 2007 and August 31, 2006 are as follows:

	May 31, 2007			August 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer Relationships	$110,458	$13,105	$97,353	$85,095	$7,999	$77,096
Patents	44,845	17,393	27,452	38,162	14,947	23,215
Trademarks	6,422	2,925	3,497	6,378	2,556	3,822
Non-compete agreements	2,409	743	1,666	1,634	582	1,052
Other	640	354	286	808	565	243

Total	$164,774	$34,520	$130,254	$132,077	$26,649	$105,428

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of May 31, 2007 and August 31, 2006 are $120.2 million and $105.5 million, respectively. These assets are comprised of acquired tradenames and have increased due to current year acquisitions.

Amortization expense recorded on the intangible assets listed above was $2.9 million and $7.8 million for the three and nine months ended May 31, 2007, respectively, and $1.9 million and $5.4 million for the three and nine months ended May 31, 2006, respectively. The Company estimates that amortization expense will approximate $2.9 million for the fourth quarter of fiscal year ended August 31, 2007. Amortization expense for future years is estimated as follows: $11.6 million in fiscal 2008, $11.5 million in fiscal 2009, $11.2 million in 2010, $10.6 million in fiscal 2011, $10.3 million in fiscal 2012 and $72.2 million thereafter.

Note 6. Accrued Product Warranty Costs

The Company recognizes the cost associated with product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty during the nine months ended May 31, 2007 and 2006:

	Nine Months Ended May 31,
	2007	2006
Beginning balance	$6,888	$6,307
Provision for warranties	6,267	4,029
Warranty payments and costs incurred	(5,102)	(4,633)
Warranty reserves of acquired business	2,122	434
Currency impact	164	66

Ending balance	$10,339	$6,203

Note 7. Debt

The Company’s indebtedness, as of May 31, 2007 and August 31, 2006 was as follows:

	May 31, 2007	August 31, 2006
Senior credit facility
Revolving credit facility (“Revolver”)	$—	$38,000
Term loan	400,000	250,000
Commercial paper	—	42,226
Other	5,186	26

Sub-total – Senior indebtedness	405,186	330,252
Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	150,000

Total debt, including short-term borrowings	555,186	480,252
Less: current maturities of long-term debt	(216)	(18,896)
Less: Short-term borrowings	—	—

Total long-term debt, less current maturities	$554,970	$461,356

The Company’s senior credit facility provides for $400.0 million of term loans in addition to a $250.0 million Revolver. During the quarter ended May 31, 2006 the Company obtained an amendment to reduce the borrowing spreads and Revolver non-use fees under the senior credit facility. The term loans mature on December 22, 2009 and are fully payable on that date. At May 31, 2007, the outstanding term loan carried an interest rate of 6.355%, representing LIBOR plus a borrowing spread of 1.00%. Of the outstanding term loan, $100.0 million of principal was swapped to a fixed interest rate of 4.10% plus the applicable borrowing spread until maturity. Additionally, €75.0 million ($96.2 million equivalent) of principal of the term loans was swapped in the fourth quarter of fiscal 2006 to a EURIBOR variable interest rate plus a borrowing spread (aggregating 4.95% at May 31, 2007). An additional €50.0 ($67.5 million equivalent) of principal of the term loan was swapped during the third quarter of 2007 to a EURIBOR variable interest rate plus a borrowing spread (aggregating 4.95% at May 31, 2007). All senior credit facility borrowings are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the Revolver. At May 31, 2007, the non-use fee was 0.20%. The senior credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, dividends and other restricted payments. As of May 31, 2007, the Company was in compliance with all debt covenants.

There were no commercial paper borrowings outstanding at May 31, 2007. Total commercial paper outstanding cannot exceed $75.0 million under the terms of the senior credit facility. The Revolver provides the liquidity backstop for outstanding commercial paper. Accordingly, the combined outstanding balance under the Revolver and commercial paper cannot exceed $250.0 million. The unused and available credit line under the Revolver at May 31, 2007 was approximately $250.0 million.

As a result of the cross-currency interest rate swap agreements discussed above and in Note 8, a fair value adjustment to the debt underlying the agreements has been recorded resulting in an additional $4.5 million of liability classified as “other” in the table above. The offset was to currency translation adjustment within accumulated other comprehensive income in the Condensed Consolidated Balance Sheet.

Note 8. Derivatives

All derivatives are recognized in the Condensed Consolidated Balance Sheets at their estimated fair value. On the date it enters into a derivative contract, the Company designates the derivative as a hedge of a recognized asset or liability (“fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the underlying hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the accumulated other comprehensive income accounts in the Condensed Consolidated Balance Sheets.

In January 2005, the Company entered into interest rate swap contracts that have a total notional value of $100.0 million and have a maturity date of December 22, 2009. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate of 4.10%. These interest rate swap contracts were entered into to convert $100.0 million of the variable rate term loan under the senior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. The total fair value of these interest rate swap contracts was $2.8 million at May 31, 2007, and $3.0 million at August 31, 2006, respectively, and is reported in other long-term assets with the corresponding offset to accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.

The Company has significant investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange rate volatility. In August 2006, the Company entered into cross-currency interest rate swap agreements between the U.S. dollar and the euro to hedge its net investment in European subsidiaries. In May 2007, the Company entered into additional cross-currency interest rate swap agreements between the U.S. dollar and the euro to hedge additional exposure on its net investments in European subsidiaries. The cross-currency interest rate swap agreements have a total notional value of €125.0 million ($163.7 million equivalent) and a maturity date of November 30, 2009. Additionally, the agreements contain an embedded interest rate swap under which the counterparties pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties variable interest at the three month EURIBOR rate. Gains and losses on the net investments in subsidiaries are offset by gains and losses of the agreement. At May 31, 2007, $4.5 million of translation losses on the synthetically developed Euro-denominated debt were included in the accumulated other comprehensive income account in the Condensed Consolidated Balance Sheet, with the offset recorded as a fair value adjustment in debt (see Note 7 for additional details). In addition, the $(4.6) million value of the agreements as of May 31, 2007 was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

While the Company regularly hedges certain commodity risks, the fair value of such contracts were not significant at May 31, 2007.

Note 9. Stock Based Compensation

Stock based compensation expense is calculated by estimating the fair value of incentive stock based compensation at the time of grant and amortized over the stock based compensation vesting period. Stock based compensation was $1.3 million and $4.1 million for the three and nine months ended May 31, 2007, respectively, and $1.5 million and $3.6 million for the three and nine months ended May 31, 2006, respectively.

Note 10. Employee Benefit Plans

The Company provides defined benefit pension and other postretirement benefits to certain employees of domestic businesses it acquired that were entitled to those benefits prior to acquisition. At May 31, 2007 and August 31, 2006, the defined benefit plans consisted of three plans. Most of the domestic defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits. The postretirement medical plans consist of four plans, all of which are unfunded. Two of the plans require individuals receiving medical benefits under the plan to make contributions to defray a portion of the cost, and these retiree contributions are adjusted annually. The other two plans do not require retiree contributions.

The Company also maintains defined benefit pension plans for certain employees in various foreign countries. The defined benefit pension plans consist of several separate plans. Unlike existing U.S. pension plans, future benefits are earned with respect to the foreign plans.

Components of net periodic benefit costs were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Domestic Defined Benefit Pension Plans
Service cost	$21	$19	$62	$57
Interest cost	550	524	1,650	1,572
Expected return on assets	(631)	(607)	(1,893)	(1,820)
Amortization of actuarial loss	37	111	110	333

Net periodic benefit (credit)/cost	$(23)	$47	$(71)	$142

Domestic Postretirement Medical Benefit Plans
Service cost	$6	$6	$18	$17
Interest cost	60	59	180	176
Amortization of actuarial gain	(119)	(98)	(356)	(293)

Net periodic benefit credit	$(53)	$(33)	$(158)	$(100)

Foreign Defined Benefit Pension Plans
Service cost	$149	$161	$448	$483
Interest cost	322	279	967	838
Expected return on assets	(64)	(66)	(193)	(200)
Amortization of actuarial loss	6	26	19	79

Net periodic benefit cost	$413	$400	$1,241	$1,200

For domestic defined benefit pension plans, the Company contributed approximately $0.5 million in aggregate during the nine months ended May 31, 2007. No further funding is anticipated during fiscal 2007 for these plans. Postretirement medical claims and a majority of foreign defined pension benefits are paid as incurred.

Note 11. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Numerator:
Net earnings, as reported, for basic earnings per share	$29,582	$26,787	$73,600	$67,353
Plus: 2% Convertible Notes financing costs, net of taxes	611	611	1,833	1,833

Net earnings, for diluted earnings per share	$30,193	$27,398	$75,433	$69,186

Denominator:
Weighted average common shares outstanding for basic earnings per share	27,342	27,150	27,323	27,091
Net effect of stock options and restricted stock based on the treasury stock method using average market price	711	809	672	742
Net effect of 2% Convertible Notes based on the if-converted method	3,758	3,758	3,758	3,758

Weighted average common and equivalent shares outstanding for diluted earnings per share	31,811	31,717	31,753	31,591

Basic earnings per share	$1.08	$0.99	$2.69	$2.49
Diluted earnings per share	$0.95	$0.86	$2.38	$2.19

Note 12. Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business, and its ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for the three and nine months ended May 31, 2007, was 30.8% and 31.3% compared to 24.4% and 29.4% during the three and nine months ended May 31, 2006. The effective income tax rate was higher in the nine months ended May 31, 2007 as a result of the mix of revenue taxed at higher statutory tax rates, the restructuring charges for which no tax benefits were recorded and a $2.6 million non-recurring tax benefit in fiscal 2006.

Note 13. Segment Information

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

The following tables summarize financial information by reportable segment.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
Net Sales:
Tools & Supplies Group
Industrial	$112,760	$83,131	$307,114	$227,884
Electrical	127,653	109,449	373,269	320,579

Sub-total	240,413	192,580	680,383	548,463
Engineered Solutions Group
Actuation Systems	111,768	109,099	315,078	285,556
Engineered Products	32,909	14,983	73,632	42,538

Sub-total	144,677	124,082	388,710	328,094

Total	$385,090	$316,662	$1,069,093	$876,557

Operating Profit:
Tools & Supplies Group
Industrial	$33,004	$21,307	$85,670	$58,103
Electrical	9,907	11,172	24,914	32,147

Sub-total	42,911	32,479	110,584	90,250
Engineered Solutions Group
Actuation Systems	10,994	12,203	27,562	31,534
Engineered Products	4,324	2,139	9,558	5,701

Sub-total	15,318	14,342	37,120	37,235
General Corporate	(5,755)	(3,981)	(14,804)	(11,580)

Total	$52,474	$42,840	$132,900	$115,905

			May 31, 2007	August 31, 2006
Assets:
Tools & Supplies Group
Industrial			$407,565	$332,428
Electrical			417,958	411,735

Sub-total			825,523	744,163
Engineered Solutions Group
Actuation Systems			363,517	351,905
Engineered Products			155,550	41,263

Sub-total			519,067	393,168
General Corporate and Other			108,656	76,044

Total			$1,453,246	$1,213,375

The following table summarizes sales by product line:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
High Force Hydraulic Tools	$70,464	$55,767	$193,953	$152,946
Joint Integrity	42,296	27,364	113,161	74,937
North American Electrical	34,771	34,858	102,497	104,020
European Electrical	39,342	34,765	123,853	111,184
Specialty Electrical	23,320	23,085	62,182	57,030
Professional Electrical	30,220	16,741	84,737	48,347
Recreational Vehicle Actuation Systems	29,611	26,636	79,807	72,712
Automotive Actuation Systems	36,194	35,579	97,282	79,446
Truck Actuation Systems	36,853	38,252	112,198	107,902
Other	42,019	23,615	99,423	68,033

	$385,090	$316,662	$1,069,093	$876,557

The comparability of the segment data is impacted by the acquisitions completed in fiscal 2006 and fiscal 2007. B.E.P. Marine and Actown Electrocoil are included in the Electrical Segment. D.L. Ricci, Precision Sure-Lock, Veha, Injectaseal, and T.T.F. are included in the Industrial Segment. Maxima Technologies is in the Engineered Products segment.

Corporate assets, which are not allocated, principally represent cash, capitalized debt issuance costs, deferred income taxes, fair value of derivative instruments and the retained interest in trade accounts receivable (subject to the accounts receivable program discussed in Note 4 “Accounts Receivable Financing”). All group expenses have been allocated to the segments, but general corporate expenses have not.

Note 14. Contingencies and Litigation

The Company had outstanding letters of credit of $6.5 million and $6.8 million at May 31, 2007 and August 31, 2006, respectively, which secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $6.4 million at May 31, 2007. The future undiscounted minimum lease payments for these leases are as follows: $0.6 million in calendar 2007, $1.1 million annually in calendar 2008 through 2010; and $6.1 million thereafter.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $1.4 million and $1.7 million were included in the Condensed Consolidated Balance Sheets at May 31, 2007 and August 31, 2006, respectively.

Note. 15 Subsequent Event

On June 1, 2007, the Company entered into the Fourth Amendment to the Credit Agreement. This permits the Company to incur additional indebtedness. On June 12, 2007, the Company issued $250 million aggregate principal amount of 6.875% Senior Notes due on June 15, 2017. The 6.875% Senior Notes were issued at a price of 99.607%, to yield 6.93%, and require no principal installment payments prior to their June 15, 2017 maturity. The Company used the net proceeds of $245 million to repay a portion of its term loan borrowings under its senior credit facility.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified global manufacturer of a broad range of industrial products and systems, organized into four reportable segments: Industrial, Electrical, Actuation Systems, and Engineered Products. Our Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic tools to the industrial, oil & gas, construction, power generation, and production automation markets. Industrial also provides manpower services and tool rental to the global joint integrity market. Our Electrical segment is primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail, electrical wholesale, OEM, and marine markets. Our Actuation Systems segment primarily focuses on developing and marketing highly engineered position and motion control systems for original equipment manufacturers in the recreational vehicle, automotive, truck, and other industrial markets. Our Engineered Products segment designs and manufactures various industrial products for industrial markets. We believe that our strength in these product categories is the result of a combination of our brand recognition, proprietary engineering and design competencies, dedicated service philosophy, and global manufacturing and distribution capabilities.

Our long-term goal is to grow annual diluted earnings per share excluding unusual or non-recurring items (“EPS”) faster than most multi-industry peers. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our EPS growth goal. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on invested capital and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund additional acquisitions and internal growth opportunities. Our application of this strategy has resulted in a track record of profitable growth.

Results of Operations for the Three and Nine Months Ended May 31, 2007 and 2006

The comparability of the operating results for the three and nine months ended May 31, 2007 to the comparable prior year periods has been significantly impacted by acquisitions. Listed below are the acquisitions completed since September 1, 2005.

Business	Segment	Product Line	Acquisition Date

B.E.P. Marine Ltd.	Electrical	Specialty Electrical	December 16, 2005

D. L. Ricci	Industrial	Joint Integrity	April 21, 2006

Precision Sure-Lock	Industrial	High Force Hydraulic Tools	April 28, 2006

Actown Electrocoil, Inc.	Electrical	Professional Electrical	August 17, 2006

Maxima Technologies	Engineered Products	Other	December 22, 2006

Veha Haaksbergen B.V.	Industrial	High Force Hydraulic Tools	January 5, 2007

Injectaseal Deutschland GmbH	Industrial	Joint Integrity	January 22, 2007

T.T. Fijnmechanica B.V.	Industrial	High Force Hydraulic Tools	April 16, 2007

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

Consolidated net sales increased by $68.6 million, or 22%, from $316.7 million for the three months ended May 31, 2006 to $385.1 million for the three months ended May 31, 2007. Excluding $47.5 million of sales from acquired businesses and the $12.0 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2007 third quarter consolidated net sales increased 4% compared to the fiscal 2006 third quarter consolidated net sales.

Fiscal 2007 year-to-date consolidated net sales increased by $192.5 million, or 22%, from $876.6 million in the comparable prior year period to $1,069.1 million in the current year. Excluding $111.3 million of sales from acquired businesses and the $31.6 million favorable impact of foreign currency exchange rate changes on translated results, consolidated net sales for the nine months ended May 31, 2007 increased 7% compared to the nine months ended May 31, 2006.

        Consolidated operating profit for the three months ended May 31, 2007 was $52.5 million, compared with $42.8 million for the three months ended May 31, 2006. Consolidated operating profit for the nine months ended May 31, 2007 was $132.9 million, compared with $115.9 million for the nine months ended May 31, 2006. The comparability between periods is impacted by acquisitions, foreign currency exchange rate changes, and European Electrical restructuring provisions recorded during fiscal 2007.

The changes in sales and operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales

	Three Months Ended		Nine Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Tools & Supplies Group
Industrial	$112.8	$83.1	$307.1	$227.9
Electrical	127.6	109.5	373.3	320.6

Sub-total	240.4	192.6	680.4	548.5
Engineered Solutions Group
Actuation Systems	111.8	109.1	315.1	285.6
Engineered Products	32.9	15.0	73.6	42.5

Sub-total	144.7	124.1	388.7	328.1

Total	$385.1	$316.7	$1,069.1	$876.6

Industrial Segment

Industrial net sales increased by $29.7 million, or 36%, from $83.1 million for the three months ended May 31, 2006 to $112.8 million for the three months ended May 31, 2007. Excluding sales from the five acquisitions completed since March 2006 and the $4.0 million favorable impact of foreign currency rate changes on translated results, sales grew 15%. Fiscal 2007 year-to-date Industrial net sales were $307.1 million, which was 34% higher than the prior year comparable period. Excluding the impact of acquisitions and the $10.7 million favorable impact of foreign currency rate changes on translated results, year to date sales increased 13% in fiscal 2007. The sales increase in both the three and nine month periods reflect strong demand in the oil, gas and power generation markets as well as the industrial maintenance, repair and operations (MRO) markets benefiting both joint integrity and hydraulic tools product lines.

Electrical Segment

Electrical net sales increased by $18.1 million, or 17%, from $109.5 million for the three months ended May 31, 2006 to $127.6 million for the three months ended May 31, 2007. Excluding sales from the Actown acquisition and the $3.5 million favorable impact of foreign currency rate changes on translated results, sales grew 3%. Fiscal 2007 year-to-date Electrical net sales were $373.3 million or 16% higher than the prior year comparable period. Excluding the impact of acquisitions and the $9.9 million favorable impact of foreign currency rate changes on translated results, fiscal 2007 year to date sales increased 3%. The sales increase for both periods in fiscal 2007 was the result of strong original equipment manufacturer demand in the professional electrical product line and the net effect of price increases to offset rising copper prices, both of which were partially reduced by the slow down in both the North American residential construction and OEM boat building activity.

Actuation Systems Segment

Actuation Systems net sales increased by $2.7 million, or 2%, from $109.1 million for the three months ended May 31, 2006 to $111.8 million for the three months ended May 31, 2007. Excluding the $4.5 million favorable impact of foreign currency rate changes on translated results, sales decreased 2%. The sales decline was driven by reduced shipments in both the truck actuation systems and automotive actuation product lines, which were partially offset by gains in RV actuation system sales. The automotive actuation system sales decline reflected a difficult prior year comparison caused by several new convertible automotive platform introductions in 2006. Truck actuation systems product line sales declined approximately 8% due to the end of the pre-buy stemming from the adoption of new more stringent North American diesel engine emissions standards that took effect on January 1, 2007. RV actuation system sales increased approximately 10% due to market share gains in addition to a stabilizing market.

Fiscal 2007 year-to-date Actuation Systems net sales were $315.1 million, which was 10.3% higher than the prior year comparable period. Sales grew 6% during the current year period, excluding the $11.0 million favorable impact of foreign currency rate changes on translated results. The sales growth resulted from higher shipments of RV and Auto actuation systems offset by a year-over-year decline in Truck actuation systems sales. As mentioned above, RV actuation systems sales have increased primarily due to market share gains. As a result of new convertible automotive platform introductions late in 2006 sales of auto actuation systems have increased 14% during fiscal 2007. Finally, sales of truck actuation systems were flat on a year-over-year basis due to the negative effects of the emissions related pre-buy.

Engineered Products Segment

Engineered Products net sales increased by $17.9 million, or 119%, from $15.0 million for the three months ended May 31, 2006 to $32.9 million for the three months ended May 31, 2007. Excluding sales from the Maxima acquisition, sales increased 5%, primarily the result of favorable economic conditions.

On a year-to-date basis, Engineered Products net sales increased by $31.1 million, or 73%, from $42.5 million for the nine months ended May 31, 2006 to $73.6 million for the nine months ended May 31, 2007 due to 6% sales growth and the Maxima acquisition.

Operating Profit

	Three Months Ended		Nine Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Tools & Supplies Group
Industrial	$33.0	$21.3	$85.7	$58.1
Electrical	9.9	11.2	24.9	32.1

Sub-total	42.9	32.5	110.6	90.2
Engineered Solutions Group
Actuation Systems	11.0	12.2	27.5	31.5
Engineered Products	4.3	2.1	9.6	5.7

Sub-total	15.3	14.3	37.1	37.2
General Corporate	(5.7)	(4.0)	(14.8)	(11.5)

Total	$52.5	$42.8	$132.9	$115.9

Industrial Segment

Industrial operating profit increased by $11.7 million, or 55%, from $21.3 million for the three months ended May 31, 2006 to $33.0 million for the three months ended May 31, 2007. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit grew 50%. Fiscal 2007 year-to-date Industrial operating profit was $85.7 million, a 48% increase over the comparable period. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit grew by 42%. The increase in the three and nine month period was a result of increased sales volumes from both existing and acquired businesses, higher production levels resulting in increased absorption of fixed costs, operating efficiencies, successful cost reduction actions and customer price increases. Partly offsetting these factors were negative sales and acquisition mix.

Electrical Segment

Electrical operating profit decreased by $1.3 million from $11.2 million for the three months ended May 31, 2006 to $9.9 million for the three months ended May 31, 2007 as a result of $0.4 million European Electrical restructuring charge, inefficiencies in the European Electrical business related to restructuring activities, higher product buyback expense in the Do-It-Yourself (DIY) channel, lower absorption of fixed costs due to reduction of inventories and negative sales and acquisition mix.

Fiscal 2007 year-to-date Electrical operating profit was $24.9 million, which was $7.2 million lower than the prior year comparable period as a result of $4.3 million of European restructuring charges recorded during the first three quarters of fiscal 2007, higher product buyback expense in the DIY channel, lower absorption of fixed costs due to reduction of inventories, negative sales and acquisition mix, and $1.0 million of downsizing charges recorded during the first quarter of fiscal 2007 unrelated to the European restructuring.

Actuation Systems Segment

Actuation Systems operating profit decreased by $1.2 million, or 10%, from $12.2 million for the three months ended May 31, 2006 to $11.0 million for the three months ended May 31, 2007. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit declined 13%. Fiscal 2007 year-to-date Actuation Systems operating profit decline 13% to $27.5 million. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit declined by 15%. The reduced operating profit in both periods was primarily due to product line sales mix (higher auto and RV actuation system volumes and lower production levels of truck actuation systems), and higher research & development expenses to support future truck growth initiatives, all of which were partially offset by material cost reductions resulting from increased low cost country sourcing. Although operating profit margins declined on a year-over-year basis, operating profit margins increased sequentially from 8.1% during the second quarter of fiscal 2007 to 9.8% during the third quarter of fiscal 2007 due to benefits of ongoing programs to improve segment profitability, which include customer price increases to cover higher raw material costs, improving plant efficiency through our LEAD process, and further expansion of our low cost country sourcing of components.

Engineered Products Segment

Engineered Products operating profit increased by $2.2 million, from $2.1 million for the three months ended May 31, 2006 to $4.3 million for the three months ended May 31, 2007 reflecting the December 2006 Maxima acquisition and the impact of base business sales growth. Similarly, fiscal 2007 year-to-date Actuation Systems operating profit was $9.6 million, which was a $3.9 million increase over the nine months ended May 31, 2006.

General corporate expenses increased by approximately $1.7 million and $3.3 million during the three and nine months ended May 31, 2007, respectively, primarily due to higher staffing levels to support business expansion, expenses to support corporate-wide training initiatives, as well as professional fees and outside services for income tax compliance.

Financing Costs, net

All debt is considered to be for general corporate purposes, and, financing costs, therefore, have not been allocated to the reportable segments. The increase in financing costs during the three and nine months ended May 31, 2007 versus the comparable prior year period primarily reflects increased debt levels due to acquisition financing. See “Liquidity and Capital Resources” below for further information.

Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, and our ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for the three and nine months ended May 31, 2007, was 30.8% and 31.3% compared to 24.4% and 29.4% during the three and nine months ended May 31, 2006. The effective income tax rate was higher in the nine months ended May 31, 2007 as a result of the mix of revenue taxed at higher statutory tax rates, the restructuring charges for which no tax benefits were recorded and a $2.6 million non-recurring tax benefit in fiscal 2006.

Restructuring Reserves

The Company initiated plans to restructure its European Electrical business during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and increase profitability. To date, the Company has recorded pre-tax restructuring provisions totaling approximately $9 million (including $4.3 million in the first three quarters of fiscal 2007) and expects to recognize an additional $8-11 million of similar pre-tax costs by the end of calendar 2007. Annual costs savings resulting from the European Electrical restructuring plan, upon completion, are anticipated to be $7-8 million.

A rollforward of the European Electrical restructuring reserve follows (in thousands):

Accrued restructuring costs as of August 31, 2006	$4,404
Restructuring charges	4,319
Cash payments	(4,082)
Currency impact	240

Accrued restructuring costs as of February 28, 2007	$4,881

Liquidity and Capital Resources

Cash and cash equivalents totaled $73.7 million and $25.7 million at May 31, 2007 and August 31, 2006, respectively. Our goal is to maintain modest cash balances, utilizing excess cash to reduce debt in an effort to minimize financing costs.

The Company generated cash from operating activities of $129.4 million during the nine months ended May 31, 2007, compared to $89.9 million during the nine months ended May 31, 2006. Operating cash flow for the nine months ended May 31, 2007 reflects cash generated from earnings, a decrease in working capital, and the timing of tax, interest and compensation payments. Additionally, during May 2007 the Company increased its capacity under the securitization program to $65 million, resulting in additional accounts receivable sold during the nine months ended May 31, 2007.

Cash used in investing activities totaled $149.0 million and $119.8 million during the nine months ended May 31, 2007, and 2006, respectively. The use of cash in fiscal 2007 reflected $132.6 million of business acquisitions as well as capital expenditures. Net cash provided by financing activities totaled $66.5 million during the nine months ended May 31, 2007, primarily related to the proceeds from $150.0 million of term loans offset by other debt repayments.

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

	May 31, 2007	PWC %	May 31, 2006	PWC %
Accounts receivable, net	$186,501		$164,835
Accounts receivable securitization	64,084		48,108

Total accounts receivable	250,585	16.2%	212,943	16.3%
Inventory, net	194,506	12.6%	151,571	11.6%
Accounts payable	(154,765)	(10.0)%	(113,502)	(8.7)%

Net primary working capital	$290,326	18.8%	$251,012	19.3%

Our net primary working capital percentage decreased year-over-year from 19.3% at May 31, 2006 to 18.8% at May 31, 2007, reflecting efforts to manage asset efficiency. Our accounts receivable percentage was consistent with the prior year amount. Our investment in inventory as a percentage of sales increased, but the increase in accounts payable more than offset this as a result of the timing of payments and longer negotiated payment terms with certain vendors.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $6.4 million at May 31, 2007. The future undiscounted minimum lease payments for these leases are as follows: $0.6 million in calendar 2007, $1.1 million annually in calendar 2008 through 2010; and $6.1 million thereafter.

As more fully discussed in Note 4, “Accounts Receivable Financing” in the Notes to Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization program. Trade receivables sold and being serviced by the Company were $64.2 million and $50.0 million at May 31, 2007 and August 31, 2006, respectively. If the Company had discontinued this securitization program at May 31, 2007, it would have been required to borrow approximately $64.2 million to finance the working capital increase. Total capacity under the securitization program is $65.0 million.

The Company had outstanding letters of credit of $6.5 million and $6.8 million at May 31, 2007 and August 31, 2006, respectively. The letters of credit secure self-insured workers compensation liabilities.

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

Currency Risk —The Company has exposure to foreign currency exchange fluctuations. Approximately 49% and 47% of its revenues for the nine months ended May 31, 2007 and the year ended August 31, 2006, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 67% were denominated in euros, with the majority of the remainder denominated in various Asian and other European currencies. The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). Under the swaps, the Company receives interest based on a variable U.S. dollar rate and pays interest on variable euro rates on the outstanding notional principal amounts in dollars and euros. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

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

Interest Rate Risk —The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are based on LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At May 31, 2007, the Company was a party to interest rate swap agreements that convert $100 million of floating rate debt to a fixed rate of interest. An increase or decrease of 25 basis points in the applicable interest rates on unhedged variable rate debt at May 31, 2007 would result in a change in pre-tax interest expense of approximately $0.9 million on an annual basis.

Commodity Risk —We source a wide variety of materials and components from a network of global suppliers. While such goods are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on the Company’s results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion. In addition, LEAD initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. The Company did not enter into any significant derivative contracts to hedge its exposure to commodity risk in the first six months of fiscal 2007 and all of fiscal year 2006.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: July 9, 2007	By	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED May 31, 2007

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
4.1	Indenture dated June 12, 2007 by and among Actuant Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2007

10.1	Amendment No. 4 to Amended and Restated Credit Agreement dated as of June 4, 2007, by and among Actuant Corporation, the financial institutions listed on the signature pages thereto and JP Morgan Chase Bank, National Association, as the administrative agent for the lenders		X

10.2	Purchase Agreement dated June 6, 2007 by and among Actuant Corporation, Banc of America Securities LLC, and the other initial purchasers named therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2007

10.3	Registration Rights Agreement dated June 12, 2007 by and among Actuant Corporation, the subsidiary guarantors named therein, and the initial purchasers named therein.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X