Form 10-K
period 2007-08-31
ACTUANT CORP
filed 2007-10-30
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act.        Yes                No   X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.        Yes    X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):        Yes                No    X

There were 27,764,238 shares of the Registrant’s Class A Common Stock outstanding as of September 30, 2007. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on February 28, 2007) held by non-affiliates of the Registrant was approximately $1,430 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 14, 2008 are incorporated by reference into Part III hereof.

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

PART I

Item 1.    Business

General

Actuant Corporation, headquartered in Butler, Wisconsin, is a Wisconsin corporation incorporated in 1910. The Company is a manufacturer of a broad range of industrial products and systems. In fiscal 2000, the Company went through a spin off and spun off its electronics division. The Company is organized into four operating and reportable segments as follows: Industrial, Electrical, Actuation Systems and Engineered Products.

The Industrial segment is primarily involved in the design, manufacture, and distribution of branded hydraulic tools to the industrial, oil & gas, power generation, construction, and production automation markets. The Industrial segment also provides manpower services and tool rental to the global joint integrity market. The Electrical segment is primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail, electrical wholesale, original equipment manufacturer (“OEM”), and marine markets. The Actuation Systems segment primarily focuses on developing and marketing highly engineered position and motion control systems for OEMs in the recreational vehicle, automotive, truck, and other industrial markets. The Engineered Products segment designs and manufactures various products for industrial markets.

Our long-term goal is to grow annual diluted earnings per share excluding unusual or non-recurring items (“EPS”) faster than most multi-industry peers. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our EPS growth goal. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund additional acquisitions and internal growth opportunities. Our application of this strategy has generated profitable growth over the past seven years.

A significant portion of the Company’s growth has come from business acquisitions, and the growth through acquisition will continue to be an important part of our strategy in the future. The Company made the following acquisitions during the past three years:

Acquisition	Segment
2007
BH Electronics, Inc.	Electrical
T.T. Fijnmechanica B.V.	Industrial
Injectaseal Deutschland GmbH	Industrial
Veha Haaksbergen B.V.	Industrial
Maxima Technologies	Engineered Products

2006
Actown-Electrocoil, Inc.	Electrical
Precision Sure-Lock	Industrial
D.L. Ricci	Industrial
B.E.P. Marine Ltd.	Electrical

2005
Hydratight Sweeney Ltd.	Industrial
Hedley Purvis Ltd.	Industrial
Key Components, Inc. (“KCI”) Power Distribution Products—Acme	Electrical
Aerospace & Defense—Acme	Engineered Products
Air Handling / Turbocharger Components—Gits	Actuation Systems
Electrical Utility—Turner Electric	Engineered Products
Flexible Shafts—B.W. Elliott	Actuation Systems
Specialty Electrical	Electrical
A.W. Sperry Instruments	Electrical
Yvel S.A.	Actuation Systems

For further information, see Note 2, “Acquisitions” in the Notes to Consolidated Financial Statements.

Description of Business Segments

Industrial

We believe the Industrial business is a leading global supplier of hydraulic tools, supplies and services for the general industrial, construction, oil & gas, power generation and production automation markets. We design, produce, and market our industrial tools primarily through our Enerpac, Precision Sure-Lock, Hydratight, TTF, Injectaseal, and D.L. Ricci brand names. The following is a summary of our Industrial segment product lines:

High Force Hydraulic tools.    We believe Enerpac is a leading global supplier of specialized high-force hydraulic industrial tools operating at very high pressures of approximately 5,000 pounds per square inch to 12,000 pounds per square inch. The hydraulic tool line consists of a broad range of products that are generally sold by industrial and specialty fluid power distributors to customers in the construction, mining, steel mill, cement, rail, oil and gas, and general maintenance industries. While the majority of its customers are specialty fluid power distributors, Enerpac also works closely with major global construction firms to supply products that are used in major infrastructure projects. Enerpac’s products allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. In addition to specialty fluid power distributors and global construction firms, Enerpac maintains strong customer relationships with leading industrial distributors such as W.W. Grainger, Applied Industrial Technologies, and MSC.

We also believe Enerpac is a leading supplier of hydraulic workholding components and systems. Workholding products hold parts in position in metal cutting machine tools during the machining process. The products are marketed through distributors to the automotive, machine tool and fixture design markets.

Enerpac also offers customized hydraulic products and systems that are sold to construction firms or directly to OEM customers. Our product development staff works closely with customers to develop hydraulic solutions for specific industrial or construction applications.

Precision Sure-Lock and TTF maintain a leading market position in the concrete pre- and post-tensioning product markets in the U.S. and Europe, respectively. Products include one-time use and reusable chucks and wedges, stressing jacks, and anchors that are used by concrete tensioning system designers, fabricators, and installers. Primary end markets include residential and commercial construction, bridges and infrastructure, and underground mining and tunnels.

Joint Integrity.    Hydratight, D.L. Ricci and Injectaseal provide joint integrity solutions to the global oil & gas and power generation markets. Products include hydraulic torque wrenches, bolt tensioners and portable machining equipment, which are sold to service providers and through distribution, or rented to end users. These products are used in the maintenance of joints on oil rigs, refineries and pipelines as well as fossil fuel and nuclear power plants. We also provide manpower services whereby our employees perform bolting, machining and joint integrity work for customers. Sales and services are provided to customers in emerging markets as well as in the North Sea, Middle East, South America, China, Asia, Gulf of Mexico and the tar sands of Canada. This business maintains strong relationships with a variety of leading oil & gas firms such as Statoil, BJ Services, British Petroleum, and Shell.

Electrical

We believe the Electrical business is a leading supplier of a wide array of branded specialized electrical tools and supplies in North America and Europe to electrical wholesale distributors, catalog houses, retail home centers, hardware cooperatives, and the retail marine distribution channel. We design, produce, and market our electrical tools and supplies using strong established brand names such as Acme Electric, Actown, Gardner Bender, Marinco, BH Electronics, Kopp, and Dresco. Our Electrical business provides thousands of stock keeping units (“SKUs”), most of which are designed and manufactured by us in the United States and Germany. The electrical businesses share core competencies in product branding, distribution and channel management, global sourcing, and managing the logistics of SKU intensive product lines. The following is a summary of the Electrical segment product lines:

North American Electrical – The North American Electrical product line includes electrical tools and supplies sold to the North American retail home center, hardware cooperatives and retail automotive aftermarket, supplying thousands of SKUs through a variety of distribution channels. The primary brands utilized in this product line include Gardner Bender, Del City, A.W. Sperry, and Calterm. Customers include leading retailers such as Lowe’s, The Home Depot, Menards, True Value, Ace Hardware, Wal-Mart, and Sears. Principal products include the following:

•	Cable ties, staples, fasteners and wire management

•	Wire connectors, solderless terminals and lugs

•	Conduit bending and fishing equipment

•	Electrical hand tools

•	Electrical testers and meters

•	Electric wire and cable

•	Plugs, sockets and other automotive products

European Electrical – The European Electrical product line includes electrical tools and supplies sold to the German, Benelux and Austrian retail home center, wholesale distribution and OEM markets. European Electrical products are also sold in Eastern European markets such as Hungary, Poland, the Czech Republic, and Russia, as well as Scandinavia. The primary brands include Kopp and Dresco. Customers include leading retailers such as Praktiker (Metro Group), Hagebau/Zeus, Rewe, Hornbach, Baumax, Praxis, Gamma and Formido. Principal products include the following:

•	Wall switches and receptacles

•	Circuit breakers

•	Multiple socket outlets and surge protectors

•	Electrical hand tools

•	Cable ties, staples, fasteners and wire management

•	Electric wire and cable

•	Plumbing accessories

•	Bicycle accessories

Specialty Electrical – Principal products of the Specialty Electrical product line include a broad offering of electrical products and systems for harsh environments sold under the Ancor, Marinco, Guest, AFI, Nicro, B.E.P Marine and BH Electronics brand names. These products are sold to boat manufacturers such as Chapparall, Mastercraft, Sea Ray, and Bayliner, marine retailers such as West Marine and Boaters World, catalog businesses such as Cabelas and Bass Pro Shops and other marine aftermarket distributors. Approximately one-half of Specialty Electrical sales are to non-marine and harsh environment markets, including the outdoor theatrical and event lighting, recreational vehicle, medical, industrial, and power generation markets. Customers in these non-marine markets include Applied Materials, Fleetwood, and Kohler. The majority of its sales are in North America, with additional revenues being derived in Europe, New Zealand, and Australia. Specialty Electrical’s main products include the following:

•	Cable ties and wire management

•	Battery distribution, switches and chargers

•	Electrical receptacles, plugs, switches, and accessories

•	Control panels and digital monitoring systems

•	Electric wire and cable

•	Ship-to-shore and heavy duty power cords

Professional Electrical – The Professional Electrical product line includes a broad range of single-phase, dry type transformers sold into the low voltage segment of the North American transformer market, as well as custom toroidal transformers, coils, neon transformers and LED lighting systems. Approximately one-quarter of its products are sold in the US through a wholesale distribution network of approximately 2,000 electrical distributors, including Affiliated Distributors, IMARK, CED, and Rexel, with the balance directly to a variety of OEMs such as Siemens, Powerware, Intermatic and General Electric. Products are sold under the Acme Electric, Actown, and Amveco brand names.

Actuation Systems

We believe that the Actuation Systems business is a leading global designer and manufacturer of customized position and motion control systems and products for OEMs in a variety of niche industrial markets. The segment works with its customers to provide customized solutions, primarily in the recreational vehicle (“RV”), heavy-duty truck, and automotive markets. Products include RV slide-out, leveling and retractable step and cargo tray systems, hydraulic cab-tilt and latching systems for heavy-duty trucks, electro-hydraulic automotive convertible top latching and actuation systems, air handling and turbo charger components and systems for the heavy-duty truck market, and flexible shafts for a variety of end markets. We believe that the segment’s principal brands, Power-Packer, Power Gear, Kwikee, B.W. Elliott, and Gits are recognized for their engineering quality and integrated custom design product lines in the Actuation Systems segment summarized below:

Truck Actuation Systems – The Truck Actuation Systems product line includes customized position and motion control systems and products for OEMs in the heavy-duty truck market. Primary products include hydraulic cab-tilt and latching systems, actuators used in air handling/turbocharger systems, and exhaust gas recovery systems used by diesel engine manufacturers. These products are sold to leading OEMs such as Volvo, Iveco, Scania, Detroit Diesel, Garrett Turbochargers, Holset Engineering, IHI, and Borg Warner under the Power Packer, Gits, and Yvel brand names. The majority of Truck Actuation Systems sales are in Europe and North America, with an emerging presence in China and other Asian countries.

Recreational Vehicle Actuation Systems – The Recreational Vehicle Actuation Systems product line consists of electric and hydraulic powered slide-out, step and leveling systems for the RV market under the Power Gear and Kwikee brand names. Slide-out systems, which are typically comprised of sensors, electronic controls, and either hydraulic pumps and cylinders or electric motors, allow an RV owner to increase a room’s size by telescoping a section of the room’s wall outward. Leveling systems typically consist of hydraulic cylinders, a 12-volt DC hydraulic motor pump and an electronic control system and are capable of leveling motor homes to within three degrees of fully horizontal. Retractable steps, which are comprised of 12-volt gear motors, along with fabricated steps, allow the RV owners to easily access the RV. Most sales are generated in North America, although we also supply product to the European RV market. We supply most of the major US RV OEMs including Fleetwood, Winnebago, and Monaco. Approximately 90% of our sales to this market are for the motorhome sector of the RV market with the balance in the travel trailer sector.

Automotive Actuation Systems – The Automotive Actuation Systems product line includes electro-hydraulic automotive convertible top actuation and latching systems. These systems are comprised of sensors, electronic controls, hydraulic cylinders, latches, electric motors and a hydraulic pump. Our convertible top actuation systems are utilized on both retractable soft and hard top vehicles. We are the supplier of the convertible top actuation system on various automotive platforms with OEM’s including Daimler Chrysler, Audi, Volkswagen, Renault, Peugeot, Saab, General Motors, and Ford. We maintain strong relationships with leading customers such as Wilhelm Karmann GmbH, CTS Dachsysteme, Edscha, and Webasto. Approximately 80% of our Automotive Actuation Systems are manufactured in Europe.

Engineered Products

We provide a variety of products and engineered solutions to other niche markets. The brands used to market these products are as follows:

•

We engineer, manufacture, and market electronic controls, components, and systems for low-to-medium volume severe-duty applications. Products are sold to the marine, agricultural, off-highway, industrial, specialty vehicle, and automotive aftermarket under the Datcon, Stewart Warner, and AST brand names.

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

•

Acme Aerospace manufactures and sells cell fibrous nickel cadmium batteries, battery chargers, power management systems, power supplies and converters used in a variety of aerospace and defense applications. Such products are sold to aerospace OEMs, military contractors, the U.S. military, and commercial airlines.

•

Turner Electric engineers, manufactures, and markets high voltage switch products to the North American electric utility industry consisting primarily of air break switches, load break interrupters and accessory equipment.

International Business

Actuant is a global company. In fiscal 2007, we derived approximately 52% of our net sales from the United States, 39% from Europe, 7% from Asia, 1% from Canada, and 1% from South and Latin America. International sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other factors associated with foreign trade. We serve a global customer base and have implemented a global infrastructure for the manufacturing, sourcing, distribution and sales of our products. Our global scale and infrastructure enable us to meet the needs of our customers with global operations, which supports our strong relationships with many customers who are leaders in their industries.

Distribution and Marketing

The Industrial segment sells products through distributors and OEM channels, while our Electrical segment sells its products through a combination of distributors, direct sales personnel and manufacturer’s representatives into the retail, distribution and OEM distribution channels. Our distributor networks are one of our key competitive strengths in providing exceptional service to our end customers.

Retail    We utilize a combination of internal account managers and independent manufacturers’ representatives to serve the retail customers of our Electrical segment, including home centers, specialty marine and automotive retailers, mass merchandisers and hardware cooperatives. Sales and marketing personnel provide significant marketing support, including promotional planning, sales programs, retail point-of-purchase materials and displays, effective product packaging, strong advertising programs, and state of the art merchandising.

Wholesale Distribution    The Industrial and portions of the Electrical segments sell products through thousands of wholesale distributors via internal direct sales managers dedicated to the distributor channel and independent sales representatives. Due to the fragmentation of the distribution channel, we rely extensively on independent manufacturers’ representatives to provide ongoing customer sales and service support.

OEM    Sales to this channel are made through a combination of internal direct field sales representatives, independent sales representatives, catalogs, telemarketers and the internet.

Products in the Actuation Systems and the Engineered Products segments are primarily marketed directly to OEMs through a direct technical sales organization. Most product lines also have dedicated market managers as well as a technical support organization. We utilize an experienced sales force, organized by end-market, that typically resides in the manufacturing facilities and report to market sales leaders that are based in the primary engineering facilities for their respective market areas. Within the Actuation Systems and Engineered Products segments, engineering capabilities, technical service and established customer relationships are key competitive advantages in winning new contracts.

Product Development and Engineering

We have earned a reputation for design and engineering expertise and for the creation of highly engineered innovative products. We maintain engineering staff at several locations that design new products and make improvements to existing product lines. Research and development costs are expensed as incurred. Expenditures for research and development were $11.6 million, $9.7 million, and $8.7 million in fiscal 2007, 2006 and 2005, respectively. We have developed several proprietary technologies and hold over 775 patents, including pending applications, across the world.

Competition

We generally have numerous competitors in each of our markets, but believe that we are well positioned to compete successfully. Although we face larger competitors in some markets, the majority of our competition in our niche markets is primarily composed of small, regional competitors who often lack the infrastructure and financial resources to support global customers. Given our diversity we generally do not compete with the same competitors in more than one of our business segments. We believe that our global scale and infrastructure help to build and maintain strong relationships with major customers.

Patents and Trademarks

We own numerous United States and foreign patents and trademarks. No individual patent or trademark is believed to be of such importance that its termination would have a material adverse effect on our businesses.

Manufacturing and Operations

Our manufacturing operations primarily consist of light assembly operations. However, we do have plastic injection molding and machining operations and automated welding and painting lines in certain businesses. We have implemented single piece flow methodology in most of our manufacturing plants, which reduces inventory levels, lowers “re-work” costs and shortens lead time to customers. We manufacture the majority of the products we sell, but strategically outsource components and finished goods from an established global network of qualified suppliers. Components are purchased from a variety of suppliers, including those in low cost countries such as China. We have built strong relationships with our key suppliers over many years, and while we single source many of our components, we believe that in most cases there are several qualified alternative sources.

Order Backlogs and Seasonality

We had an order backlog of approximately $231.9 million and $159.5 million at August 31, 2007 and 2006, respectively. Our order backlog has significantly increased as a result of acquired businesses and core growth. Substantially all orders are expected to be completed prior to the end of fiscal 2008. Our Industrial and Electrical segments have relatively short order-to-ship cycles, while our OEM-oriented Actuation System and Engineered Product segments have longer cycles, and therefore typically have larger backlogs. Our consolidated sales are not subject to significant seasonal fluctuations.

Sales Percentages by Fiscal Quarter

	2007	2006
Quarter 1	24%	24%
Quarter 2	23%	23%
Quarter 3	26%	26%
Quarter 4	27%	27%

	100%	100%

Employees

At August 31, 2007, we employed approximately 7,400 people. Our employees are not subject to any collective bargaining agreements with the exception of approximately 200 domestic production employees and employees covered by government-mandated collective labor agreements in some international locations. We believe working relationships with our employees are good.

Environmental Matters

Our operations, like those of all industrial businesses, are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those regulating discharges of hazardous materials into the air and water, the storage and disposal of such materials, and the clean-up of soil and groundwater contamination. Pursuant to certain environmental laws, a current or prior owner or operator of a site may be liable for the cost of an investigation and any remediation of contamination, and persons who arrange for disposal or treatment of hazardous materials may be liable for such costs at a disposal or treatment site, whether or not the person owned or operated it. These laws impose strict, and under certain circumstances, joint and several liability.

We believe that we are in material compliance with applicable environmental laws. Compliance with these laws has and will require expenditures on an ongoing basis. Soil and groundwater contamination has been identified at a few facilities that we operate or formerly owned or operated. We are also a party to state and local environmental matters, and have provided environmental indemnifications for several divested business units, and as such retain responsibility for certain potential environmental liabilities.

Environmental expenditures over the last three years have not been material, and we believe that the costs for known environmental matters are not likely to have a material adverse effect on our financial position, results of operations or cash flows. Nevertheless, more stringent environmental laws, unanticipated, burdensome remedy requirements, or discovery of previously unknown conditions could have a material adverse effect upon our financial condition and results of operations. Environmental remediation accruals in our Consolidated Balance Sheets are not significant. For further information, see Note 14, “Contingencies and Litigation” in the Notes to Consolidated Financial Statements.

Other

For additional information regarding revenues, profits, and total assets of each business segment, geographical financial information and information on customers, see Note 13, “Business Segment, Geographic and Customer Information” in the Notes to Consolidated Financial Statements.

Item 1A.    Risk Factors

Market demand for our products may suffer cyclical declines.

The level of market demand for our products depends on the general economic condition of the markets in which we compete. A substantial portion of our revenues is derived from customers in cyclical industries that typically are adversely affected by downward economic cycles, which may result in lower demand for products in the affected business segment. For example, we generate sales in the heavy-duty truck, RV, automotive and construction industries. As a result, deterioration in the conditions in any of these industries, as well as in any of the other industries in which we operate, could adversely affect our businesses. If consumer confidence declines considerably, consumer discretionary spending on RV and automobile purchases and remodeling and other construction projects could be negatively impacted, which would adversely impact our sales to customers in these markets.

Our indebtedness could harm our operating flexibility and competitive position.

We have incurred, and we may in the future incur, significant indebtedness in connection with acquisitions. Our strategy includes maintaining a leverage ratio in the range of two to three times Net Debt to EBITDA. We have, and will continue to have, a substantial amount of debt which will continue to require significant interest and principal payments. Our level of debt and the limitations imposed on us by our debt agreements could adversely affect our operating flexibility and put us at a competitive disadvantage. Our substantial debt level may adversely affect our future performance.

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

Our amended senior credit agreement and our other debt agreements contain a number of financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in our being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. Borrowings under our amended senior credit facility are secured by a pledge of stock of certain of our subsidiaries and guaranteed by certain other subsidiaries. If borrowings under our amended senior credit facility were declared or became due and payable immediately as the result of an event of default and we were unable to repay or refinance those borrowings, the lenders could foreclose on the pledged stock. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant decrease in our liquidity, and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, and any failure to pay that debt when due could seriously harm our business.

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

We are dependent on the continued services of key executives such as our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and executives in charge of our segments. We do not currently have employment agreements with most of these or other officers. The departure of key personnel without adequate replacement could severely disrupt our business operations. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience to operate our businesses successfully. From time to time there may be shortages of skilled labor which may make it more difficult and expensive for us to attract and retain qualified employees. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

If our intellectual property protection is inadequate, others may be able to use our technologies and tradenames and thereby reduce our ability to compete, which could have a material adverse effect on us, our financial condition and results of operations.

We regard much of the technology underlying our services and products and the trademarks under which we market our products as proprietary. The steps we take to protect our proprietary technology may be inadequate to prevent misappropriation of our technology, or third parties may develop similar technology independently. We rely on a combination of patents, trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other contracts to establish and protect our technology and other intellectual property rights. The agreements may be breached or terminated, and we may not have adequate remedies for any breach, and existing trade secrets, patent and copyright law afford us limited protection. Policing unauthorized use of our intellectual property is difficult. A third party could copy or otherwise obtain and use our products or technology without authorization.

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

The primary raw materials that we use include steel, plastic resin, copper, brass, steel wire and rubber. Most of our suppliers are not currently parties to long-term contracts with us. Consequently, we are vulnerable to fluctuations in prices of such raw materials. Market prices for certain materials such as steel, plastic resin and copper have been rising, which could have a negative effect on our operating results and ability to manufacture our respective products on a timely basis. From time to time we have entered into derivative contracts to hedge our exposure to commodity risk, none of which derivative contracts have been material. Factors such as supply and demand, freight costs and transportation availability, inventory levels, the level of imports and general economic conditions may affect the prices of raw materials that we need. If we experience any significant increases in raw material prices, or if we are unable to pass along any increases in raw material prices to our customers, then our results of operations could be adversely affected.

Geopolitical unrest and terrorist activities may cause the economic conditions in the U.S. or abroad to deteriorate, which could harm our business.

Terrorist attacks against targets in the U.S. or abroad, rumors or threats of war, other geopolitical activity or trade disruptions may impact our operations or cause general economic conditions in the U.S. and abroad to deteriorate. A prolonged economic slowdown or recession in the U.S. or in other areas of the world could reduce the demand for our products and, therefore, negatively affect our future sales. Any of these events could have a significant impact on our business, financial condition or results of operations.

Our ability to continue to source low cost products from regions such as China may decline.

An increasing portion of our products are sourced from low cost regions. Changes in export laws, taxes and disruptions in transportation routes could adversely impact our results of operations.

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

As of August 31, 2007, we had 27,674,359 shares of Class A common stock outstanding, excluding 2,282,660 shares issuable upon the exercise of outstanding options granted under our existing stock option plans, 2,237,131 additional shares reserved for issuance under existing stock option plans and other employee benefit plans, and 3,758,445 shares issuable upon conversion of our 2% convertible senior subordinated debentures. In addition, the number of shares issuable upon conversion of these debentures may increase pursuant to anti-dilution provisions applicable to the debentures. We cannot predict the effect, if any, that future sales of shares of Class A common stock, including Class A common stock issuable upon the exercise of options or the conversion of the 2% convertible senior subordinated debentures, or the availability of shares of Class A common stock for future sale, will have on the market price of our Class A common stock prevailing from time to time.

Our 2% convertible senior subordinated debentures are convertible into Class A common stock, at the option of the holders. If the holders convert their debentures into our Class A common stock, it would result in the issuance of up to 3,758,445 additional shares of Class A common stock, which would be dilutive to other stockholders and would adversely affect the market price of our Class A common stock, perhaps substantially. This dilutive effect is taken into account in the diluted earnings per share calculation on the Consolidated Statements of Earnings.

Based on information available to us, we are aware of three institutions that each hold in excess of 5% of our outstanding Class A common stock. We are not able to predict whether or when these institutions will sell substantial amounts of our Class A common stock. Sales of our Class A common stock by these institutions could adversely affect prevailing market prices for our Class A common stock.

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

Under the Wisconsin Business Corporation Law, if a person holds voting power of our company in excess of 20% of the voting power in the election of directors, then that person’s voting power is limited (in voting on any matter) to 10% of the full voting power of such excess shares, unless full voting rights have been restored to that person at a special meeting of the shareholders or certain other statutory exceptions are met. A person’s Class A common stock holdings as well as any shares issuable upon conversion of convertible securities or the exercise of options or warrants owned by that person are included in calculating such person’s voting power. Therefore, any shares issuable to a holder of our 2% convertible senior subordinated debentures, will be included in determining whether such holder holds more than 20% of our voting power. If a holder of Class A common stock holds more than 20% of our outstanding Class A common stock, after taking into account any shares of Class A common stock that the holder would receive upon the exercise or conversion of outstanding options, warrants or 2% convertible senior subordinated debentures, then the holder’s voting power could be significantly reduced under Wisconsin anti-takeover statutes.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters is located in Butler, Wisconsin. As of August 31, 2007, the Company operated the following facilities (square footage in thousands):

	Number of Locations		Total Number of Locations	Square Footage		Total Square Footage
	Manufacturing	Distribution/ Sales		Owned	Leased
Industrial	14	43	57	174	793	967
Electrical	26	24	50	729	1,029	1,758
Actuation Systems	12	4	16	444	498	942
Engineered Products	8	6	14	185	227	412

Total	60	77	137	1,532	2,547	4,079

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest locations are located in the United States, Germany, the United Kingdom and the Netherlands. We also maintain operations in Australia, Austria, Brazil, Canada, China, Czech Republic, France, Hungary, India, Italy, Japan, Malaysia, Mexico, Norway, Poland, Russia, Singapore, South Korea, Spain, Thailand, Trinidad & Tobago, Tunisia, Turkey, and the United Arab Emirates. Please refer to Note 7 “Leases” in the Consolidated Financial Statements included in this Annual Report for information with respect to our lease commitments.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The names, ages and positions of all of the executive officers of the Company as of August 31, 2007 are listed below.

Name	Age	Position
Robert C. Arzbaecher	47	President and Chief Executive Officer; Chairman of the Board
William S. Blackmore	51	Executive Vice President—Actuation Systems and Engineered Products
Gustav H.P. Boel	62	Executive Vice President; Director
Mark E. Goldstein	51	Chief Operating Officer
Andrew G. Lampereur	44	Executive Vice President and Chief Financial Officer
Theodore C. Wozniak	49	Vice President—Business Development

Robert C. Arzbaecher, President and Chief Executive Officer and Chairman of the Board of Directors. Mr. Arzbaecher was named President and Chief Executive Officer of the Company in August 2000. He served as Vice President and Chief Financial Officer of Actuant starting in 1994 and Senior Vice President in 1998. He served as Vice President, Finance of Tools & Supplies from 1993 to 1994. He joined Actuant in 1992 as Corporate Controller. From 1988 through 1991, Mr. Arzbaecher was employed by Grabill Aerospace Industries LTD, where he last held the position of Chief Financial Officer.

William S. Blackmore, Executive Vice President—Actuation Systems and Engineered Products. Mr. Blackmore was named leader of the Engineered Solutions business in fiscal year 2004. He joined the Company as leader of the Engineered Solutions-Americas business in fiscal year 2002. Prior to joining Actuant, he served as President of Integrated Systems—Americas at APW Ltd. from 2000 to 2001 and as President, Rexnord Gear and Coupling Products (“Rexnord”) from 1997 to 2000. Prior to 1997 Mr. Blackmore held various general management positions at Rexnord and Pillar Industries.

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

Mark E. Goldstein, Chief Operating Officer. Mr. Goldstein was appointed to the newly created position of Chief Operating Officer in fiscal 2007. He joined the Company in fiscal year 2001 as the leader of the Gardner Bender business and was appointed Executive Vice President—Tools and Supplies in 2003. Prior to joining Actuant he held senior sales, marketing and operations management positions at The Stanley Works, most recently as President, Stanley Door Systems. Mr. Goldstein was employed by The Stanley Works for 22 years.

Andrew G. Lampereur, Executive Vice President and Chief Financial Officer. Mr. Lampereur joined Actuant in 1993 as Corporate Controller, a position he held until 1996 when he was appointed Vice President of Finance for Gardner Bender. In 1998, Mr. Lampereur was appointed Vice President, General Manager for Gardner Bender. He was appointed to his present position in August 2000. Prior to joining Actuant, Mr. Lampereur held a number of financial management positions at Terex Corporation.

Theodore C. Wozniak, Vice President of Business Development. Mr. Wozniak joined Actuant in April 2006 in his current position. Prior to joining Actuant, Mr. Wozniak held senior investment banking positions at Wachovia Securities, most recently as Managing Director of the Industrial Growth Corporate Finance Group. Mr. Wozniak was employed by Wachovia Securities for ten years. Prior to 1996, Mr. Wozniak held various investment banking positions at First Chicago Capital Markets, and Riggs National Corporation.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol ATU. At September 30, 2007, the number of record shareholders of common stock was approximately 1,791. The high and low sales prices of the common stock were as follows for the previous two fiscal years:

Fiscal Year	Period	High	Low
2007	June 1, 2007 to August 31, 2007	$67.86	$54.50
	March 1, 2007 to May 31, 2007	55.63	48.28
	December 1, 2006 to February 28, 2007	54.85	45.72
	September 1, 2006 to November 30, 2006	55.14	42.66

2006	June 1, 2006 to August 31, 2006	$60.40	$42.31
	March 1, 2006 to May 31, 2006	67.60	54.95
	December 1, 2005 to February 28, 2006	57.94	50.25
	September 1, 2005 to November 30, 2005	54.56	40.91

In fiscal 2007, the Company declared a dividend of $0.08 per common share payable on October 15, 2007 to shareholders of record on September 28, 2007. In fiscal 2006, the Company declared a dividend of $0.08 per common share payable on October 16, 2006 to shareholders of record on September 29, 2006.

Performance Graph

The graph below compares the cumulative 5-year total return of holders of Actuant Corporation’s Class A common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Diversified Industrials index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 8/31/2002 to 8/31/2007.

	8/02	8/03	8/04	8/05	8/06	8/07
Actuant Corporation	100.00	134.61	197.86	221.70	236.28	320.04
S&P 500	100.00	112.07	124.90	140.59	153.08	176.25
Dow Jones US Diversified Industrials	100.00	107.69	128.52	132.70	137.37	167.98

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

	Year Ended August 31,
	2007	2006	2005	2004	2003
	(in millions, except per share data)
Statement of Earnings Data(1):
Net sales	$1,458.7	$1,201.2	$976.1	$726.9	$585.4
Gross profit	484.1	404.5	316.5	231.2	190.0
Operating expenses	282.3	237.9	188.8	138.7	114.9
Amortization of intangible assets	10.9	7.7	5.2	2.2	2.3
Operating profit	185.5	154.0	122.5	90.3	72.8
Earnings from continuing operations(2)	105.0	92.6	71.3	23.9	29.0
Diluted earnings per share from continuing operations	3.38	3.01	2.42	0.93	1.18
Cash dividends per share declared	0.08	0.08	0.08	—	—

Balance Sheet Data (at end of period)(1):
Total assets	$1,500.8	$1,213.4	$996.3	$424.1	$358.7
Total debt	561.7	480.3	442.8	193.9	169.8

(1)	The Company completed various acquisitions that impact the comparability of the selected financial data presented in the table. The following table summarizes these acquisitions that were completed during the last five years:

	Segment	Date Completed	Approximate Annual Sales(a)
			(in millions)
Acquisitions:
BH Electronics, Inc.	Electrical	July 2007	$35
T.T. Fijnmechanica B.V.	Industrial	April 2007	10
Injectaseal Deutschland GmbH	Industrial	January 2007	10
Veha Haaksbergen B.V.	Industrial	January 2007	5
Maxima Technologies	Engineered Products	December 2006	65
Actown-Electrocoil, Inc.	Electrical	August 2006	36
Precision Sure-Lock	Industrial	April 2006	25
D.L. Ricci	Industrial	April 2006	25
B.E.P. Marine Ltd.	Electrical	December 2005	10
Hydratight Sweeney	Industrial	May 2005	50
Hedley Purvis	Industrial	January 2005	30
Key Components, Inc. (“KCI”)		December 2004	220
Power Distribution Products—Acme	Electrical
Aerospace & Defense—Acme	Engineered Products
Air Handling / Turbocharger Components—Gits	Actuation Systems
Electrical Utility—Turner Electric	Engineered Products
Flexible Shafts—B.W. Elliott	Actuation Systems
Specialty Electrical	Electrical
A.W. Sperry Instruments	Electrical	December 2004	14
Yvel S.A.	Actuation Systems	September 2004	20
Dresco, B.V.	Electrical	December 2003	34
Kwikee Products Company, Inc	Actuation Systems	September 2003	25
Shanghai Sanxin Hydraulic Co, Ltd	Industrial	April 2003	2
Heinrich Kopp AG	Electrical	September 2002	90

(a)	Represents approximate annual sales at the time of the completion of the transaction.

(2)	Earnings from continuing operations include pre-tax charges for the early extinguishment of debt of $36.7 million, $2.0 million, and $16.4 million in fiscal years 2004, 2003, and 2002, respectively. Fiscal 2003 earnings from continuing operations include a pre-tax charge of $6.5 million for litigation associated with divested businesses.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

As discussed in Item 1, “Business”, we are a diversified global provider of a broad range of industrial products and systems organized under four operating segments.

The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the construction, industrial, oil & gas, and production automation markets. In addition, this segment provides manpower services and product rental to the global joint integrity market. The Electrical segment is primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail home center, hardware cooperative, electrical wholesale and marine markets. The Actuation Systems segment focuses on developing and marketing value-added, customized motion control systems and equipment for original equipment manufacturers in the recreational vehicle, automotive, truck, and other industrial markets. The Engineered Products segment designs and manufactures a variety of products for industrial markets. The Company has not aggregated individual operating segments within these reportable segments. The Company evaluates segment performance based primarily on net sales and operating profit.

Our long-term goal is to grow annual diluted earnings per share excluding unusual or non-recurring items (“EPS”) faster than most multi-industry peers. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our EPS growth goal. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund additional acquisitions and internal growth opportunities. Our application of this strategy has generated profitable growth over the past seven years.

Results of Operations

Historical Financial Data

	Year Ended August 31,
	2007	2006	2005
	(in millions)
Statements of Earnings Data:
Net sales	$1,458.7	$1,201.2	$976.1
Cost of products sold	974.6	796.7	659.6

Gross profit	484.1	404.5	316.5
Gross profit margin	33.2%	33.7%	32.4%
Selling, administration, and engineering (“SAE”) expenses	282.3	237.9	188.8
SAE as a percentage of net sales	19.4%	19.8%	19.3%
Restructuring charge	5.4	4.9	—
Amortization of intangible assets	10.9	7.7	5.2
Amortization as a percentage of net sales	0.7%	0.6%	0.5%

Operating profit	185.5	154.0	122.5
Operating profit margin	12.7%	12.8%	12.5%
Financing costs, net	33.0	26.1	16.9
Other (income) expense, net	0.8	2.1	(0.1)

Earnings before income tax expense and minority interest	$151.7	$125.8	$105.7
Earnings margin	10.4%	10.5%	10.8%
Other Financial Data:
Depreciation	$25.1	$20.1	$17.2
Capital expenditures	31.5	19.7	15.4

The comparability of the operating results for the fiscal years ended August 31, 2007, 2006, and 2005 has been significantly impacted by acquisitions. The results of operations for acquired businesses are included in our reported results of operations only since their respective acquisition dates. See Note 2, “Acquisitions” in Notes to Consolidated Financial Statements for further discussion. In addition to the impact of acquisitions on operating results, currency translation rates can influence our reported results given that approximately 48% of our sales are denominated in currencies other than the US dollar. The weakening of the US dollar over the past fiscal year favorably impacted comparisons of fiscal 2007 to fiscal 2006 results due to the translation of non-US dollar denominated subsidiary results. The strengthening of the U.S. dollar for fiscal 2006 as compared to 2005 unfavorably impacted comparisons of fiscal 2006 to fiscal 2005 results.

Consolidated net sales increased by approximately $258 million, or 21%, from $1,201 million in fiscal 2006 to $1,459 million in fiscal 2007. Excluding $164 million of sales from acquired businesses and the $25 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2007 consolidated net sales increased approximately 6%. Consolidated net sales increased by approximately $225 million, or 23%, from $976 million in fiscal 2005 to $1,201 million in fiscal 2006. Excluding $176 million of sales from acquired businesses and the $14 million unfavorable impact of foreign currency exchange rate changes on translated results, fiscal 2006 consolidated net sales increased approximately 9%. Net sales at the segment level are discussed in further detail below.

Consolidated operating profit for fiscal year 2007 was $186 million, compared with $154 million for fiscal year 2006 and $123 million for fiscal year 2005. The comparability between periods is impacted by acquisitions and pre-tax restructuring charges of $5 million recorded in both fiscal 2007 and fiscal 2006 (see Note 3, “Restructuring Reserves” in Notes to Consolidated Financial Statements for further discussion). The changes in consolidated operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales (in millions)

	Year Ended August 31,
	2007	2006	2005
Industrial	$427	$325	$219
Electrical	506	432	365
Actuation Systems	419	386	351
Engineered Products	107	58	41

Total	$1,459	$1,201	$976

Fiscal 2007 compared to Fiscal 2006

Industrial Segment

Industrial segment net sales in fiscal 2007 increased approximately $102 million, or 31%, to $427 million from $325 million in fiscal 2006. Excluding sales from the five acquisitions completed since the beginning of fiscal 2006 and the $14 million favorable impact of foreign currency rate changes on translated results, sales grew 13%. The sales increase reflects strong demand in the oil, gas and power generation markets as well as the industrial maintenance, repair and operations (MRO) markets benefiting both the joint integrity and hydraulic tools product lines, and price increases.

Electrical Segment

Electrical segment net sales in fiscal 2007 increased approximately $74 million, or 17%, to $506 million from $432 million in fiscal 2006. Excluding sales from the three acquisitions completed since the beginning of fiscal 2006 and the $13 million favorable impact of foreign currency rate changes on translated results, sales grew 3% as a result of strong original equipment manufacturer demand in the professional electrical product line and the net effect of price increases to offset rising copper prices, both of which were partially reduced by the slow down in the North American residential construction market (impacting the North American Electrical product line) and the OEM boat building market (impacting the Specialty Electrical product line).

Actuation Systems Segment

Net sales in the Actuation Systems segment increased approximately $33 million, or 9%, in fiscal 2007 to $419 million. Excluding the $14 million favorable impact of foreign currency rate changes on translated results, sales grew 5% as a result of higher shipments of RV and Auto actuation systems product lines offset by a reduction in Truck actuation systems sales. RV actuation systems sales increased 11% primarily due to market share gains and an improved balancing of OEM RV production with retail RV demand. As a result of new convertible automotive platform introductions in 2006, including the Volkswagen EOS, Pontiac G6, Volvo C70, and Mitsubishi Eclipse, sales of auto actuation systems (excluding the impact of foreign currency rate changes) increased 8% in fiscal 2007. Finally, sales of truck actuation systems declined 2% on a year-over-year basis due to the effects of the pre-buy stemming from the adoption of new more stringent North American diesel engine emissions standards that took effect on January 1, 2007, which resulted in a surge in OEM production levels in late calendar 2006, followed by significantly lower OEM production levels in calendar 2007.

Engineered Products Segment

Engineered Products segment net sales increased $49 million, or 84%, to $107 million in 2007. Excluding sales from the Maxima acquisition, sales increased 8%, primarily the result of strong demand reflecting favorable economic conditions in the aerospace, hardware, and utility end markets.

Fiscal 2006 compared to Fiscal 2005

Industrial Segment

Industrial segment net sales in fiscal 2006 increased approximately $106 million, or 48%, to $325 million from $219 million in fiscal 2005. Excluding sales from an acquired business and the $1 million unfavorable impact of foreign currency rate changes on translated results, sales grew 16% primarily as a result of improved economic conditions which drove higher worldwide industrial demand as well as price increases due to rising raw material costs.

Electrical Segment

Electrical segment net sales in fiscal 2006 increased approximately $67 million, or 18%, to $432 million from $365 million in fiscal 2005. Excluding sales from an acquired business and the $5 million unfavorable impact of foreign currency rate changes on translated results, sales grew 8% due to the combination of increased demand due to more favorable economic conditions, new product introduction, the full year impact of retail customer product line resets in fiscal 2005, and increased selling prices due to rising raw material costs.

Actuation Systems Segment

Net sales in the Actuation Systems segment increased approximately $35 million, or 10%, in fiscal 2006 to $386 million. Excluding sales from acquired businesses and the $6 million unfavorable impact of foreign currency rate changes on translated results, sales grew 5%. This growth resulted from strong demand during the later part of fiscal 2006 due to pre-buying activity in advance of new North American diesel engine emission standards and new convertible top model launches in 2006, both of which were partially offset by reduced retail demand for recreational vehicles due, in part, to OEM overbuilds in prior years.

Engineered Products Segment

Engineered Products segment net sales increased $17 million, or 41%, to $58 million in 2006. Excluding sales from acquired businesses, sales grew 11% compared to fiscal 2005 as a result of the benefits of continued strength of the North American economy.

Operating Profit (in millions)

	Year Ended August 31,
	2007	2006	2005
Industrial	$120	$85	$54
Electrical	35	37	33
Actuation Systems	37	40	45
Engineered Products	14	8	5
General Corporate	(21)	(16)	(15)

Total	$185	$154	$122

Fiscal 2007 compared to Fiscal 2006

Industrial Segment

Industrial segment operating profit in fiscal 2007 increased approximately $35 million, or 41%, to $120 million from $85 million in fiscal 2006. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit grew by 35%. The increase was a result of 31% sales growth, higher production levels resulting in increased absorption of fixed costs, operating efficiencies, successful cost reduction actions and customer price increases.

Electrical Segment

Electrical segment operating profit was $35 million in fiscal 2007, which, in total was $2 million lower than fiscal 2006 as a result of inefficiencies in the European Electrical business related to restructuring activities, higher product buyback expense in the Do-It-Yourself (DIY) channel, lower absorption of fixed costs due to reduction of inventories, and $1 million of downsizing charges relating to closures of various facilities unrelated to the European restructuring.

The European Electrical restructuring program continued in fiscal 2007. This program, which will cost approximately $17-20 million on a pre-tax basis, is designed to reduce operating costs and outsource the manufacturing of certain components to drive increased profitability in the Electrical segment. The European Electrical restructuring program is expected to save $7 to $8 million (pre-tax) annually when completed in mid-fiscal 2008.

Actuation Systems Segment

Actuation Systems operating profit decreased by $3 million, or 8%, from $40 million in fiscal 2006 to $37 million for fiscal 2007. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit declined 10%. The reduced operating profit was primarily due to unfavorable product line sales mix (higher auto and RV actuation systems volumes and lower production levels of truck actuation systems), and higher research & development expenses to support future truck growth initiatives, both of which were partially mitigated by material cost reductions resulting from increased low cost country sourcing and improved customer pricing. Although segment operating profit margins declined on a full year basis from 10% to 9% in fiscal 2007, operating profit margins improved on a year-over-year basis during the fourth quarter of fiscal 2007 due to the benefits of initiatives to improve segment profitability, which included customer price increases, improving plant efficiency through our LEAD process, and further expansion of our low cost country sourcing. We expect these actions to drive further increases in operating profit margins in the coming year.

Engineered Products Segment

Engineered Products segment operating profit in fiscal 2007 increased $6 million, or 75%, to $14 million in 2007 reflecting the corresponding increase in sales volume.

General Corporate

General corporate expenses increased by approximately $5 million, to $21 million in fiscal 2007, the result of higher staffing levels to support business expansion, expenses to support corporate-wide training initiatives, continued investments to grow our presence in emerging markets, as well as professional fees and outside services for income tax compliance.

Fiscal 2006 compared to Fiscal 2005

Industrial Segment

Industrial segment operating profit in fiscal 2006 increased approximately $31 million, or 57%, to $85 million from $54 million in fiscal 2005 due to the 2006 acquisitions of Precision Sure-Lock and D.L. Ricci, and the inclusion of a full year of operations for Hydratight Sweeney and Hedley Purvis in 2006 compared to a partial year in 2005. Also contributing to the higher operating profit were increased sales and production volumes resulting in higher fixed cost absorption, and the results of our LEAD initiatives including low cost country component sourcing.

Electrical Segment

Electrical segment operating profit in fiscal 2006 increased approximately $4 million, or 12%, to $37 million from $33 million in fiscal 2005 as a result of increased sales and production volumes, a full year of operations for businesses acquired in 2005, improved fixed cost absorption, increased low cost country sourcing, and the impact of a fiscal 2005 product buyback for a major retail home center customer that did not repeat in fiscal 2006. These gains were offset by higher raw material costs and a $5 million restructuring charge related to the European Electrical restructuring program. This program, which will cost approximately $17-20 million on a pre-tax basis, is designed to reduce operating costs and outsource the manufacturing of certain components to drive increased profitability in the Electrical segment. The European Electrical restructuring program is expected to save $7-8 million (pre-tax) annually when completed in mid-fiscal 2008.

Actuation Systems Segment

Actuation Systems segment operating profit in fiscal 2006 decreased approximately $5 million, or 11%, to $40 million from $45 million in fiscal 2005 due to lower RV sales, manufacturing inefficiencies on new convertible top platform launches, and increased engineering and prototype expense to support future heavy duty truck product line growth initiatives. This was offset by increased sales volume in the truck and automotive markets and the inclusion of a full year of results for businesses acquired in 2005.

Engineered Products Segment

Engineered Products segment operating profit in fiscal 2006 increased $3 million, or 60%, to $8 million in 2006 as a result of sales volumes from acquired businesses and savings generated from increased low cost country sourcing.

General Corporate

General corporate expenses increased by approximately $1 million, to $16 million in fiscal 2006, the result of higher staffing levels associated with acquisition activity, increased incentive compensation expense related to favorable financial performance, and higher Sarbanes-Oxley Section 404 compliance costs for newly acquired businesses.

Restructuring

The Company initiated plans to restructure its European Electrical product line within the Electrical segment during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and improve profitability. As a result of these plans we expect to incur additional restructuring expenses of approximately $10 million in fiscal 2008. These plans are incremental to the previously disclosed Kopp restructuring plan implemented in 2003, which reduced administrative and operational costs at the time of the Kopp acquisition.

A rollforward of the restructuring reserve follows (in millions):

Accrued restructuring costs as of August 31, 2005	$1.6
Restructuring charges	4.9
Write-off of fixed assets deemed impaired	(1.0)
Cash payments	(1.1)
Currency impact	—

Accrued restructuring costs as of August 31, 2006	4.4
Restructuring charges	5.4
Cash payments	(7.5)
Currency impact and other	(0.1)

Accrued restructuring costs as of August 31, 2007	$2.2

The remaining $2 million of accrued restructuring costs at August 31, 2007 primarily represents severance cost and will be paid over the next fiscal year.

Financing Costs, Net

Financing costs increased during fiscal 2007 by approximately $7 million due to higher interest rates on variable rate debt and higher debt levels resulting from the funding of fiscal 2007 acquisitions.

Financing costs increased during fiscal 2006 by approximately $9 million to $26 million due to higher market interest rates on variable rate debt and additional debt incurred for fiscal 2006 acquisitions.

Income Tax Expense

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, tax minimization planning, and our ability to utilize various tax credits and net operating loss carryforwards. The Company’s effective income tax rate in fiscal 2007 was 30.8%, compared to 26.5% in fiscal 2006 and 33.1% in fiscal 2005. The effective income tax rate was lower in fiscal 2006 than fiscal 2007 primarily as a result of the realization of a $5 million tax benefit in fiscal 2006 for certain state net operating losses that previously had not been benefited. See Note 9, “Income Taxes” in Notes to Consolidated Financial Statements for further information.

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

Inventories:    Inventories are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 19% and 20% of total inventories at August 31, 2007 and 2006, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the Consolidated Balance Sheet by approximately $5 million at both August 31, 2007 and 2006. The Company performs an analysis of the historical sales usage of the individual inventory items on hand and a reserve is recorded to adjust inventory cost to market value. The inventory valuation assumptions used are based on historical experience. The Company believes that such estimates are made with consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.

Goodwill and Long-Lived Assets:    The Company’s goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses discounted cash flow. The estimated fair value is then compared with the carrying amount of the reporting unit, including goodwill. Independent appraisers are retained to perform additional fair value calculations in situations where the carrying value of the reporting unit exceeds our fair value calculations. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at August 31, 2007 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, and, as such, no impairment existed. Indefinite lived intangible assets are subject to annual impairment testing, as well. On an annual basis, the fair value of the indefinite lived assets are evaluated by the Company to determine if an impairment charge is required.

The Company reviews long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

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

Employee Benefit Plans:    The Company provides a variety of benefits to its employees, including in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, and health care cost trend rates as of that date. The discount rate used by the Company is based on the interest rate of noncallable high-quality corporate bonds, with appropriate consideration of local market factors for foreign benefit plans and the Company’s benefit plans’ participants’ demographics and benefit payment terms. At August 31, 2007 and 2006, the Company’s weighted-average discount rate on domestic benefit plans was 6.25% and 6.00%, respectively. A change in the discount rate by 25 basis points would impact the Company’s domestic benefit plan expense in fiscal year 2007 by less than $0.1 million. At August 31, 2007 and 2006, the Company’s weighted-average discount rate on foreign benefit plans was 5.21% and 4.75%, respectively. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations; inflation assumptions and the impact of the management of the plans’ invested assets. Domestic benefit plan assets consist primarily of participating units in common stock, index funds, and bond funds. The Company assumed its expected return on domestic benefit plan assets to be 8.50% at both August 31, 2007 and 2006. A 25 basis point change in this assumption would impact fiscal 2007 domestic benefit plan expense by less than $0.1 million. Due to the low amount of foreign benefit plan assets, the expected return on plan assets does not materially impact the Company’s results of operations.

The Company reviews its actuarial assumptions on an annual basis and makes modifications based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows. See Note 8, “Employee Benefit Plans” for further discussion.

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

Use of Estimates:    The Company has recorded reserves or allowances for customer returns and discounts, doubtful accounts, inventory, incurred but not reported medical claims, environmental issues, warranty claims, workers compensation claims, product and non-product litigation, and incentive compensation. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate methods. However, actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital Resources

The Company reported cash provided from operating activities of $177 million, $122 million and $97 million in fiscal 2007, 2006 and 2005, respectively. The increase in cash provided by operating activities in fiscal 2007 results from increased profitability and improved primary working capital management. The Company increased the accounts receivable sold under the securitization program by approximately $7 million to $57 million at August 31, 2007 compared to $50 million at August 31, 2006. Fiscal 2006 cash provided by operating activities increased as compared to fiscal 2005 due to our focus on working capital management and the partial year benefit of cash generated by businesses acquired in fiscal 2006, offset by the $16 million tax refund paid to a former subsidiary in 2005. Cash provided by operating activities is primarily used to fund capital expenditures and acquisitions and to reduce debt.

Cash used in investing activities was $190 million, $147 million, and $396 million in fiscal 2007, 2006 and 2005, respectively, primarily consisting of business acquisitions. During fiscal 2007, 2006 and 2005, the Company paid $163 million, $129 million and $384 million, respectively to consummate strategic acquisitions, as detailed below (amounts in millions):

2007
Maxima Technologies	$89.7
Veha Haaksbergen B.V.	5.3
Injectaseal Deutschland GmbH	12.7
T.T. Fijnmechanica B.V.	23.0
BH Electronics, Inc.	30.0
Earnouts and other	2.3

$163.0

2006
B.E.P Marine Ltd.	$7.6
D.L. Ricci	52.4
Precision Sure-Lock	42.3
Actown-Electrocoil, Inc.	23.8
Earnouts and other	2.7

$128.8

2005
Yvel S.A.	$9.9
A.W. Sperry Instruments	12.4
KCI	236.1	(excluding the assumption of $80.8 million of debt )
Hedley Purvis Ltd.	29.8
Hydratight Sweeney Ltd.	94.4
Earnouts and other	1.6

	$384.2

In addition, we paid $31 million, $20 million and $15 million for capital expenditures during fiscal 2007, 2006 and 2005, respectively (See Capital Expenditures below).

Net cash provided by financing activities totaled $72 million in fiscal 2007 consisting primarily of proceeds from term loans and the $250 million Senior Note offering, offset by principal repayments on term loans.

Net cash provided by fiscal 2006 financing activities totaled $40 million consisting primarily of revolving credit borrowings to fund acquisitions.

Net cash provided by financing activities totaled $303 million in fiscal 2005 consisting primarily of funds raised to finance acquisitions. In fiscal 2005, we completed an amendment to our senior credit facility to provide for a new $250 million term loan. We also generated net proceeds of $137 million from the sale of previously unissued Class A Common Stock. The equity offering proceeds were used to call and retire $83 million (including premium) of 10.5% senior notes assumed in the KCI acquisition and pay down revolving credit borrowings.

At August 31, 2007, we had approximately $250.0 million of availability under our bank revolving credit line. We believe that such availability, combined with our existing cash on hand and funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.

Primary Working Capital Management

We use primary working capital (“PWC”) as a percentage of sales as a key indicator of working capital management. We define this metric as the sum of net accounts receivable, outstanding balances on the accounts receivable securitization facility, and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric:

(amounts in millions)	August 31, 2007		August 31, 2006
	$	PWC %	$	PWC %
Accounts receivable, net	$194.8		$171.2
Accounts receivable securitization	56.5		50.0

Total accounts receivable	251.3	16.0%	221.2	16.7%
Inventory, net	197.5	12.6%	165.8	12.5%
Accounts payable	(153.2)	(9.8)%	(122.2)	(9.2)%

Net primary working capital	$295.6	18.8%	$264.8	20.0%

Our net primary working capital percentage declined year-over-year from 20.0% to 18.8%, reflecting our success in better managing working capital. Our accounts receivable percentage decreased from 16.7% to 16.0% due to shorter collection cycles. Inventory as a percentage of sales has remained unchanged between periods, while accounts payable levels as a percentage of sales have increased as we continue to negotiate longer vendor terms.

Seasonality and Working Capital

We have met our working capital and capital expenditure requirements through a combination of operating cash flow and availability under our accounts receivable securitization and revolving credit facility. Although there are modest seasonal factors within certain of our businesses, on a consolidated basis, we do not experience material changes in seasonal working capital or capital resource requirements.

Our receivables are derived from a diverse customer base in a number of industries. We have no single customer which generated 5% or greater of fiscal 2007 net sales.

Capital Expenditures

The majority of our manufacturing activities consist of the assembly of components which are sourced from a variety of vendors. We believe that our capital expenditure requirements are not as extensive as many other industrial companies given the assembly nature of our operations. Capital expenditures for the fiscal years ended August 31, 2007, 2006, and 2005 were $31 million, $20 million, and $15 million, respectively. Capital expenditures have historically been funded by operating cash flows and borrowings under revolving credit facilities. For the past three fiscal years, capital expenditures were invested primarily in machinery, equipment, and computer systems. Capital expenditures for fiscal 2008 are estimated to increase to $35-$40 million, reflecting higher expenditures related to a new facility in China, ERP system installations, and general business expansion.

Commitments and Contingencies

The Company leases certain facilities, computers, equipment and vehicles under various operating lease agreements, generally over periods from one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. See Note 7, “Leases,” in the Notes to Consolidated Financial Statements and the “Timing of

Commitments” table below for further information. The Company is contingently liable for certain lease agreements held by businesses included in its former Electronics segment, which was spun-off to shareholders in fiscal 2000. Some of these businesses were subsequently sold to third parties. If any of these businesses do not fulfill their obligations under the leases, the Company could be liable for such leases. The present value of future minimum lease payments for such leases totals approximately $6 million at August 31, 2007. The future undiscounted minimum lease payments for these leases are as follows: $0.4 million in the balance of calendar 2007; $1 million in each of calendar 2008, calendar 2009, calendar 2010 and calendar 2011; and an aggregate $5 million thereafter.

As more fully discussed in Note 4, “Accounts Receivable Securitization” in the Notes to Consolidated Financial Statements, we are a party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $57 million and $50 million at August 31, 2007 and 2006, respectively. If we were to discontinue this securitization program, at August 31, 2007 we would have been required to borrow approximately $57 million to finance the increase in working capital. Total capacity under the program is $65 million.

We had outstanding letters of credit of $7 million at both August 31, 2007 and 2006. The majority of the letters of credit secure self-insured workers compensation liabilities.

Timing of Commitments

The timing of payments due under our contractual commitments is as follows:

Contractual Obligations(a)

Years Ended August 31,	Long-term Debt Obligations	Operating Lease Obligations (b)	Total
Amounts in millions
2008	$0.5	$18.9	$19.4
2009	0.1	15.5	15.6
2010	161.6	12.6	174.2
2011	150.0	9.8	159.8
2012	—	7.2	7.2
Thereafter	249.5	24.8	274.3

Total	$561.7	$88.8	$650.5

(a)	The above table excludes the additional payments for acquisition earn-out payments, as the exact amount and timing of payments is not known. The Company made earn-out payments on past acquisitions totaling $2.3, $2.0, and $1.8 million in fiscal 2007, 2006, and 2005, respectively. For further information see Note 2, “Acquisitions.” In addition, interest payments on debt obligations are not included in the above table.

(b)	The Company’s purchase obligations generally relate to amounts due under contracts with third party service providers. These contracts are primarily for real estate leases, information technology services, including software and hardware support services and leases, and telecommunications services. Those purchase obligations, such as leases, that are not cancelable are included in the table. The Company routinely issues purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor, and as such, they are excluded from the contractual obligations table.

Raw Material Costs and Inflation

We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on the Company’s results. The

Company strives to pass along such commodity price increases to customers to avoid profit margin erosion and utilize LEAD initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. We also selectively utilize commodity derivative contracts to hedge against changing raw material prices. The Company did not have any significant derivative contracts in place at August 31, 2007, 2006, or 2005 to hedge its exposure to commodity risk. See our Risk Factors for additional information on the Company’s commodity risks.

No meaningful measures of inflation are available because we have significant operations in countries with diverse rates of inflation and currency rate movements. However, we believe that the overall rate of inflation in recent years has been relatively low and has not had a significant effect on our results of operations.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No.’s 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after the beginning of fiscal 2008. We do not anticipate any impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. Any change in net assets as a result of adopting the new standard is required to be recorded as a cumulative effect adjustment to the Company’s opening retained earnings balance as of September 1, 2007. While the Company is continuing to evaluate the impact of this Interpretation and guidance on its application, it currently estimates the adoption of FIN 48 will increase the amount recorded by the Company for uncertain tax positions by approximately $9 million. This increase will be recorded as an adjustment to opening retained earnings, as of September 1, 2007.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires that we recognize the funded status of our defined benefit and other postretirement benefit plans in our August 31, 2007 balance sheet, with changes in the funded status recognized through comprehensive income, net of tax, in the year in which they occur. The impact of adopting SFAS No. 158 on August 31, 2007 reduced total assets by $1.7 million, reduced total liabilities by $4.5 million, and increased total stockholders’ equity by $2.8 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. We are currently assessing the potential impact of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for us beginning in fiscal 2009. We are currently evaluating the impact SFAS No. 159 could have on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and interest rates and, to a lesser extent, commodities. To reduce such risks, we selectively use financial instruments and other proactive management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading or speculative purposes. A discussion of our accounting policies for derivative financial instruments is included within Note 1, “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements.

Currency Risk—We have exposure to foreign currency exchange fluctuations. Approximately 48%, 47%, and 51% of our revenues for the years ended August 31, 2007, 2006 and 2005, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 66%, 66%, and 75%, respectively, were denominated in euro, with the remainder denominated in British pounds and various Asian and other currencies. We selectively use cross-currency interest rate swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). Under the swaps, we receive interest based on a variable U.S. dollar rate and pay interest based on variable euro rates on the outstanding notional principal amounts in dollars and euro. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

Our identifiable foreign currency exchange exposure results primarily from the anticipated purchase of product from affiliates and third party suppliers and from the repayment of intercompany loans between subsidiaries denominated in foreign currencies. We periodically identify areas where it does not have naturally occurring offsetting positions and then may purchase hedging instruments to protect against anticipated exposures. There are no material hedging instruments in place as of the date of this filing. Our financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.

Interest Rate Risk—We have earnings exposure related to interest rate changes on our outstanding floating rate debt instruments that are based on LIBOR and EURIBOR interest rates. We have periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. At August 31, 2007, we were a party to interest rate swap agreements that converts $100 million of floating rate debt to a fixed rate of interest. A 25 basis point increase or decrease in the applicable interest rates on our unhedged variable rate debt at August 31, 2007 would result in a change in pre-tax interest expense of approximately $1.2 million on an annual basis.

Commodity Risk—We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and utilize LEAD initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. We also selectively utilize commodity derivative contracts to hedge against changing raw material prices. We did not have any significant derivative contracts in place at August 31, 2007, 2006 or 2005 to hedge exposure to commodity risk.

Item 8.    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Actuant Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Actuant Corporation and its subsidiaries at August 31, 2007 and August 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended August 31 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in management’s report on internal control over financial reporting appearing under item 9A, management has excluded Maxima Technologies, Veha Haaksbergen B.V., Injectaseal Deutschaland GmbH, T.T. Fijnmechanica B.V., and BH Electronics, Inc. from its assessment of internal control over financial reporting as of August 31, 2007 because they were acquired by the Company in separate purchase business combinations during 2007. We have also excluded Maxima Technologies, Veha Haaksbergen B.V., Injectaseal Deutschaland GmbH, T.T. Fijnmechanica B.V., and BH Electronics, Inc. from our audit of internal control over financial reporting. Maxima Technologies, Veha Haaksbergen B.V., Injectaseal Deutschaland GmbH, T.T. Fijnmechanica B.V., and BH Electronics, Inc. are wholly-owned subsidiaries whose total assets and total revenues represent 14% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2007.

PRICEWATERHOUSECOOPERS LLP

Milwaukee, WI

October 30, 2007

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Year Ended August 31,
	2007	2006	2005
Net sales	$1,458,748	$1,201,158	$976,066
Cost of products sold	974,654	796,653	659,591

Gross profit	484,094	404,505	316,475
Selling, administrative and engineering expenses	282,326	237,868	188,764
Restructuring charge	5,395	4,910	—
Amortization of intangible assets	10,900	7,662	5,220

Operating profit	185,473	154,065	122,491
Financing costs, net	33,001	26,146	16,927
Other expense (income), net	782	2,070	(144)

Earnings before income tax expense and minority interest	151,690	125,849	105,708
Income tax expense	46,781	33,386	35,012
Minority interest, net of income taxes	(43)	(125)	(555)

Net Earnings	$104,952	$92,588	$71,251

Basic earnings per share	$3.83	$3.41	$2.74

Diluted earnings per share	$3.38	$3.01	$2.42

Weighted average common shares outstanding:
Basic	27,376	27,130	25,996

Diluted	31,814	31,601	30,443

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	August 31,
	2007	2006
A S S E T S
Current Assets
Cash and cash equivalents	$86,680	$25,659
Accounts receivable	194,775	171,262
Inventories	197,539	165,760
Deferred income taxes	14,827	18,796
Prepaid expenses	11,459	9,448

Total Current Assets	505,280	390,925
Property, Plant and Equipment
Land, buildings, and improvements	43,034	34,711
Machinery and equipment	224,238	186,122

Gross property, plant and equipment	267,272	220,833
Less: Accumulated depreciation	(144,455)	(126,289)

Property, Plant and Equipment, net	122,817	94,544
Goodwill	599,841	505,428
Other Intangibles, net	260,418	210,899
Other Long-term Assets	12,420	11,579

Total Assets	$1,500,776	$1,213,375

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities
Short-term borrowings	$—	$—
Trade accounts payable	153,205	122,164
Accrued compensation and benefits	52,345	43,983
Income taxes payable	20,309	21,852
Current maturities of long-term debt	519	18,896
Other current liabilities	64,449	57,499

Total Current Liabilities	290,827	264,394
Long-term Debt, less Current Maturities	561,138	461,356
Deferred Income Taxes	103,589	70,184
Pension and Postretirement Benefit Liabilities	27,437	36,606
Other Long-term Liabilities	17,864	17,870
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 84,000,000 shares, issued and outstanding 27,674,359 and 27,295,372 shares, respectively	5,535	5,460
Additional paid-in capital	(343,655)	(360,353)
Retained earnings	825,165	722,439
Accumulated other comprehensive income (loss)	12,876	(4,581)
Stock held in trust	(1,744)	(1,355)
Deferred compensation liability	1,744	1,355

Total Shareholders’ Equity	499,921	362,965

Total Liabilities and Shareholders’ Equity	$1,500,776	$1,213,375

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2007	2006	2005
Operating activities
Net Earnings	$104,952	$92,588	$71,251
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	35,974	27,773	22,421
Amortization of debt discount and debt issuance costs	2,413	1,471	1,297
Stock-based compensation expense	5,475	5,074	4,443
(Gain)/Loss on disposal of assets	(1,182)	458	90
Provision for deferred income taxes	8,341	1,391	4,662
Source (use) of cash from changes in components of working capital:
Accounts receivable	(2,261)	(27,416)	(2,077)
Increase in accounts receivable securitization	6,460	6,106	19,286
Inventories	(4,900)	(17,937)	(3,046)
Prepaid expenses and other assets	(1,024)	(2,163)	3,581
Trade accounts payable	14,740	23,568	(944)
Income taxes payable	(646)	2,105	(1,017)
Reimbursement of tax refund to former subsidiary	—	—	(15,837)
Other liabilities	8,768	9,143	(7,117)

Cash provided by operating activities	177,110	122,161	96,993

Investing activities
Proceeds from sale of property, plant and equipment	4,570	1,487	3,707
Capital expenditures	(31,491)	(19,705)	(15,442)
Business acquisitions, net of cash acquired	(162,981)	(128,767)	(384,176)

Cash used in investing activities	(189,902)	(146,985)	(395,911)

Financing activities
Proceeds from Senior Note offering, net of discount	249,039	—	—
Proceeds from issuance of term loans	155,737	—	250,000
Net proceeds from Class A common stock offering	—	—	134,440
Redemption of Key Components, Inc. 10.5% senior notes	—	—	(82,800)
Proceeds from euro-denominated acquisition loan	—	—	19,602
Principal repayments on term loans	(251,737)	(126)	(4,941)
Net (repayments) borrowings on revolving credit facilities and short-term borrowings	(80,355)	37,680	(17,082)
Debt issuance costs	(4,599)	(355)	(2,544)
Cash dividend	(2,187)	(2,164)	—
Stock option exercises, tax benefits and other	6,279	4,802	6,501

Cash provided by financing activities	72,177	39,837	303,176

Effect of exchange rate changes on cash	1,636	290	65

Net increase in cash and cash equivalents	61,021	15,303	4,323
Cash and cash equivalents—beginning of year	25,659	10,356	6,033

Cash and cash equivalents—end of year	$86,680	$25,659	$10,356

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Shares	Amount
Balance at August 31, 2004	23,762	$4,753	$(518,321)	$562,945	$(17,600)	$(806)	$806	$31,777
Net earnings	—	—	—	71,251	—	—	—	71,251
Currency translation adjustments	—	—	—	—	1,141	—	—	1,141
Fair value of interest rate swaps, net of taxes	—	—	—	—	214	—	—	214
Additional minimum pension liability adjustment, net of taxes	—	—	—	—	(4,037)	—	—	(4,037)

Total comprehensive income								68,569

Company stock contribution to employee benefit plans	36	7	1,461	—	—	—	—	1,468
Restricted stock awards	63	13	(13)	—	—	—	—	—
Cash dividend	—	—	—	(2,164)	—	—	—	(2,164)
Common stock offering	2,875	575	133,865	—	—	—	—	134,440
Stock based compensation expense	—	—	4,443	—	—	—	—	4,443
Stock option exercises	304	61	1,686	—	—	—	—	1,747
Tax benefit on stock option exercises	—	—	4,260	—	—	—	—	4,260
Stock issued to, acquired for and distributed from rabbi trust	7	1	292	—	—	(360)	360	293

Balance at August 31, 2005	27,047	5,410	(372,327)	632,032	(20,282)	(1,166)	1,166	244,833
Net earnings	—	—	—	92,588	—	—	—	92,588
Currency translation adjustments	—	—	—	—	10,240	—	—	10,240
Fair value of interest rate swaps, net of taxes	—	—	—	—	1,924	—	—	1,924
Additional minimum pension liability adjustment, net of taxes	—	—	—	—	3,537	—	—	3,537

Total comprehensive income								108,289

Company stock contribution to employee benefit plans	65	14	2,862	—	—	—	—	2,876
Restricted stock awards	42	8	(8)	—	—	—	—	—
Cash dividend	—	—	—	(2,181)	—	—	—	(2,181)
Stock based compensation expense	—	—	5,074	—	—	—	—	5,074
Stock option exercises	138	28	1,734	—	—	—	—	1,762
Tax benefit on stock option exercises	—	—	2,152	—	—	—	—	2,152
Stock issued to, acquired for and distributed from rabbi trust	3	—	160	—	—	(189)	189	160

Balance at August 31, 2006	27,295	5,460	(360,353)	722,439	(4,581)	(1,355)	1,355	362,965
Net earnings	—	—	—	104,952	—	—	—	104,952
Currency translation adjustments	—	—	—	—	12,800	—	—	12,800
Fair value of interest rate swaps, net of taxes	—	—	—	—	(971)	—	—	(971)
Additional minimum pension liability adjustment, net of taxes	—	—	—	—	2,802	—	—	2,802

Total comprehensive income								119,583

Effects of SFAS No. 158 adoption	—	—	—	—	2,826	—	—	2,826
Company stock contribution to employee benefit plans	105	20	4,787	—	—	—	—	4,807
Restricted stock awards	49	10	(10)	—	—	—	—	—
Cash dividend	—	—	—	(2,226)	—	—	—	(2,226)
Stock based compensation expense	—	—	5,475	—	—	—	—	5,475
Stock option exercises	220	44	1,910	—	—	—	—	1,954
Tax benefit on stock option exercises	—	—	4,324	—	—	—	—	4,324
Stock issued to, acquired for and distributed from rabbi trust	5	1	212	—	—	(389)	389	213

Balance at August 31, 2007	27,674	$5,535	$(343,655)	$825,165	$12,876	$(1,744)	$1,744	$499,921

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1.    Summary of Significant Accounting Policies

Nature of Operations:    Actuant is a global manufacturer and marketer of a broad range of industrial products and systems, organized into four reportable segments. The Industrial segment provides branded industrial tools and supplies through various distribution channels and also provides manpower services and tool rental to the global oil & gas and power generation markets. The Electrical segment provides branded specialized electrical tools and supplies to electrical wholesale distributors, to catalog houses and through various retail distribution channels. The Actuation Systems and Engineered Products segments have expertise in designing, manufacturing and marketing customized motion control systems, and other products primarily for original equipment manufacturers in diversified niche markets.

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

Inventories:    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (approximately 19% and 20% of total inventories in 2007 and 2006, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than the amounts in the Consolidated Balance Sheets by approximately $5.1 million at both August 31, 2007 and 2006.

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

Property, Plant and Equipment:    Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from ten to twenty-five years for buildings and improvements and two to seven years for machinery and equipment. Leasehold improvements are amortized over the life of the related asset or the term of the lease, whichever is shorter.

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

Product Warranty Costs:    The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty for fiscal years 2007 and 2006.

	2007	2006
Beginning balance	$6,888	$6,307
Warranty reserves of acquired businesses	1,723	524
Provision for warranties	8,819	6,190
Warranty payments and costs incurred	(7,575)	(6,207)
Currency impact	215	74

Ending balance	$10,070	$6,888

Revenue Recognition:    Customer sales are recognized as revenue when the risk of loss and title pass to the customer, which is generally upon shipment. Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company maintains an accrual at the end of each period for the earned, but unpaid costs related to the programs. The Company provides for an allowance for doubtful accounts based on historical experience and a review of its existing receivables. Accounts Receivable are presented net of an allowance of $7.9 million and $7.4 million at August 31, 2007 and 2006, respectively.

Shipping and Handling Costs:    The Company records costs associated with shipping its products within cost of products sold.

Research and Development Costs:    Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $11.6 million, $9.7 million and $8.7 million in fiscal 2007, 2006 and 2005, respectively.

Other Income/Expense:    Other income and expense primarily consists of foreign exchange gains and losses and royalties. During fiscal 2005, the Company recognized a non-recurring $2 million settlement gain on the reimbursement of a tax refund to a former subsidiary.

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

Foreign Currency Translation:    The financial statements of the Company’s foreign operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appropriate weighted average exchange rate for each applicable period for revenues, expenses, and gains and losses. Translation adjustments are reflected in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity caption, “Accumulated other comprehensive income (loss).” Net losses resulting from foreign currency transactions were $0.7 million, $2.0 million, and $1.4 million in fiscal 2007, 2006 and 2005, respectively, and are recorded in “Other (income) expense, net” in the Consolidated Statements of Earnings.

Use of Estimates:    The Company has recorded reserves or allowances for customer returns and discounts, doubtful accounts, inventory, incurred but not reported medical claims, environmental issues, warranty claims, workers compensation claims, product and non-product litigation, and incentive compensation. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate methods. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for Derivatives and Hedging Activities:    All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (“fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the “Accumulated other comprehensive income (loss)” accounts within shareholders’ equity.

In January 2005, the Company entered into interest rate swap contracts that have a total notional value of $100.0 million and have maturity dates of December 22, 2009. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate of 4.10%. These interest rate swap contracts were entered into to convert $100.0 million of the variable rate term loan under the senior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts is $1.6 million at August 31, 2007, and the Company has recorded this in other long-term assets in the accompanying Consolidated Balance Sheets.

The Company has significant investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange rate volatility. In August 2006 and May 2007, the Company entered into cross-currency interest rate swap agreements (the “agreements”) between the U.S. dollar and the Euro to hedge its net investment in European subsidiaries. The agreements have a total notional value of €125.0 million ($163.7 million equivalent) and a maturity date of November 30, 2009. All agreements contain an embedded interest rate swap for which the counterparty pays the Company a variable interest at the three month LIBOR rate, and the Company will pay the counterparties variable interest at the three month EURIBOR rate. At the fiscal years ended August 31, 2007 and 2006, $6.5 million and $0.1 million of net losses related to the hedge of the net investment were included in “Accumulated other comprehensive income (loss)”, respectively, with the offset being included as long-term debt in the accompanying Consolidated Balance Sheets.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although the Company regularly hedges certain commodity risks, the Company was not a party to any other significant derivative contracts at August 31, 2007.

Fair Value of Financial Instruments:    The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value as of August 31, 2007 and 2006 due to their short-term nature and the fact that the interest rates approximated year-end market rates of interest. The fair value of the Company’s outstanding $150.0 million 2% Convertible Senior Subordinated Debentures at August 31, 2007 was estimated to be $236.2 million based on quoted market prices. The fair value of the Company’s outstanding $250.0 million of Senior Notes at August 31, 2007 was estimated to be $240.0 million based on the quoted market price.

New Accounting Pronouncements:    In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No.’s 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after the beginning of fiscal 2008. We do not anticipate any impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. Any change in net assets as a result of adopting the new standard is required to be recorded as a cumulative effect adjustment to the Company’s opening retained earnings balance as of September 1, 2007. While the Company is continuing to evaluate the impact of this Interpretation and guidance on its application, it currently estimates the adoption of FIN 48 will increase the amount recorded by the company for uncertain tax positions by approximately $9 million. This increase will be recorded as an adjustment to opening retained earnings, as of September 1, 2007.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires that we recognize the funded status of our defined benefit and other postretirement benefit plans in our August 31, 2007 balance sheet, with changes in the funded status recognized through comprehensive income, net of tax, in the year in which they occur. The impact of adopting SFAS No. 158 on August 31, 2007, reduced total assets by $1.7 million, reduced total liabilities by $4.5 million, and increased total stockholders’ equity by $2.8 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. We are currently assessing the potential impact of SFAS No. 157 on our consolidated financial statements.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for us beginning in fiscal 2009. We are currently evaluating the impact SFAS No. 159 could have on our consolidated financial statements.

Note 2.    Acquisitions

The Company completed five business acquisitions during the fiscal year ended August 31, 2007, four acquisitions in fiscal 2006 and five acquisitions in fiscal 2005. All of these transactions were accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Consolidated Financial Statements only since their acquisition dates. All of these acquisitions resulted in the recognition of goodwill in the Company’s Consolidated Financial Statements because the purchase prices reflect the future earnings and cash flow potential of these companies, as well as the complementary strategic fit and resulting synergies these businesses bring to existing operations. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during fiscal 2007, and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

Fiscal 2007

On June 29, 2007, the Company acquired BH Electronics, Inc. (“BH”) for approximately $30.0 million. Headquartered in Munford, Tennessee, BH produces dashboard control panels and electronic assembly systems, primarily for the recreational boating market. BH is included in the Specialty Electrical product line of our Electrical segment. The preliminary purchase price allocation resulted in $14.4 million assigned to goodwill (which is not currently deductible for tax purposes), $2.8 million assigned to tradenames, $0.1 million assigned to non-compete agreements, and $9.3 million assigned to customer relationships. The amounts assigned to non-compete agreements and customer relationships are being amortized over 3 and 15 years, respectively.

On April 16, 2007, the Company acquired T.T. Fijnmechanica B.V. (“TTF”) for approximately $23.0 million. Headquartered in Roermond, The Netherlands, TTF supplies products and systems for use in the bridge building, infrastructure, and heavy lifting markets. Products include wedges, anchor heads, multi-strand jacks, and heavy lifting systems. TTF is included in the High Force Hydraulic Tools product line of our Industrial segment. The preliminary purchase price allocation resulted in $11.7 million assigned to goodwill (which is not currently deductible for tax purposes), $2.7 million assigned to tradenames, $0.7 million assigned to non-compete agreements, and $6.8 million assigned to customer relationships. The amounts assigned to non-compete agreements, and customer relationships are being amortized over 3 and 15 years, respectively.

On January 22, 2007, the Company acquired all of the outstanding stock of Injectaseal Deutschland GmbH (“Injectaseal”) for $13.0 million. Headquartered in Kerpen, Germany, Injectaseal provides leak management, on-site machining, pipeline intervention, and safety valve testing services primarily to Western European oil & gas and power generation companies. Injectaseal is included in the Joint Integrity product line of our Industrial segment. The preliminary purchase price allocation resulted in $11.2 million assigned to goodwill (which is not currently deductible for tax purposes), $0.1 million assigned to non-compete agreements, and $1.8 million assigned to customer relationships. The amounts assigned to the non-compete agreements and the customer relationships are being amortized over 3 years and 15 years, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 5, 2007, the Company acquired all of the outstanding stock of Veha Haaksbergen B.V. (“Veha”) for $5.0 million, net of cash acquired. Headquartered in Haaksbergen, The Netherlands, Veha manufactures a wide range of machined products, including hydraulic cylinders. Veha is included in the High Force Hydraulic Tools product line of our Industrial segment. The preliminary purchase price allocation resulted in $2.5 million assigned to goodwill (which is not currently deductible for tax purposes), $0.2 million to non-compete agreements and $0.5 million assigned to customer relationships. The amounts assigned to the non-compete agreements and customer relationships are being amortized over 3 years and 10 years, respectively.

On December 22, 2006, the Company acquired all of the outstanding stock of Maxima Technologies (“Maxima”) for $91.0 million, including the assumption of approximately $1.9 million of Maxima’s debt. Maxima, headquartered in Lancaster, Pennsylvania, is a global electronics company specializing in custom-engineered and standard vehicle instrumentation, controls, components, and systems for low-to-medium volume severe-duty applications. Maxima serves the marine, agricultural, construction equipment, industrial, specialty vehicle, and automotive aftermarket. Maxima is included in the Other product line of our Engineered Products segment. The preliminary purchase price allocation resulted in $45.9 million assigned to goodwill (which is not currently deductible for tax purposes), $7.7 million assigned to tradenames, $6.8 million assigned to patents, and $19.3 million assigned to customer relationships. The amounts assigned to patents and customer relationships are being amortized over periods of 10 and 15 years, respectively.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for the businesses acquired during the fiscal year ended August 31, 2007:

Total
Accounts receivable, net	$18,367
Inventories	21,684
Other current assets	1,220
Property, plant & equipment	24,913
Goodwill	85,630
Other intangible assets	58,868
Other long-term assets	13
Trade accounts payable	(12,575)
Other current liabilities	(11,447)
Other long-term liabilities	(25,967)

Cash paid, net of cash acquired	$160,706

In addition to the $160.7 million of cash used for these five acquisitions in 2007, the Company paid approximately $2.3 million in earn-out and other related payments which was recorded as an increase to goodwill.

Fiscal 2006

On August 17, 2006, the Company acquired all of the outstanding stock of Actown-Electrocoil, Inc. for $23.8 million, net of cash acquired. Actown, based in Spring Grove, Illinois, produces custom transformers, coils, neon transformers and LED lighting systems to global OEMs including low-voltage lighting, construction, factory automation, wireless communication and power generation. Actown is included in the Professional Electrical product line of our Electrical segment. The purchase price allocation resulted in $11.9 million assigned to goodwill (which is not currently deductible for tax purposes), $5.4 million assigned to tradenames, and $1.1 million assigned to customer relationships. These balances have been adjusted since the preliminary estimates

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in the Company’s August 31, 2006 balance sheet due to the receipt of a third-party valuation of the business during the first quarter of fiscal 2007. The amount assigned to customer relationships is being amortized over 10 years.

On April 28, 2006, the Company acquired all of the outstanding stock of Precision Sure-Lock (“PSL”) for $42.3 million, net of cash acquired. PSL, based in Dallas, Texas, produces concrete pre- and post-tensioning products including chucks and wedges, stressing jacks, and anchors used in residential, commercial, and public works concrete construction, underground mining, and ground stabilization. PSL is included in the High Force Hydraulic Tools product line of our Industrial segment. The purchase price allocation resulted in $26.5 million assigned to goodwill (which is not currently deductible for tax purposes), $8.5 million assigned to tradenames, and $7.8 million assigned to customer relationships. The amount assigned to customer relationships is being amortized over 15 years.

On April 21, 2006, the Company acquired all of the outstanding stock of D. L. Ricci (“Ricci”) for $52.4 million, net of cash acquired. Ricci, based in Red Wing, Minnesota, sells and rents portable machining equipment and provides industrial field service for power plants, refineries, chemical plants, offshore drilling rigs, mines and other industrial applications. Ricci is included in the Joint Integrity product line of our Industrial segment. The purchase price allocation resulted in $27.5 million assigned to goodwill (which is deductible for tax purposes), $5.0 million assigned to tradenames, $5.1 million assigned to patents, $0.4 million assigned to non-compete agreements and $8.4 million assigned to customer relationships. The amounts assigned to patents, non-compete agreements and customer relationships are being amortized over periods of 15, 5 and 20 years, respectively.

On December 16, 2005, the Company acquired all of the outstanding stock of B.E.P. Marine Limited (“B.E.P. Marine” or the “B.E.P. acquisition”) for $7.6 million of cash. B.E.P. Marine, based in Auckland, New Zealand, provide control panels, digital monitoring systems, battery switches and battery distribution products, waterproof switch panels, and gas detectors primarily to original equipment manufacturer (OEM) boat builders and the marine aftermarket. B.E.P.’s product offering complements the existing product line offered by and included in our Specialty Electrical product line of our Electrical segment. The purchase price allocation resulted in $3.9 million assigned to goodwill (which is not currently deductible for tax purposes), $0.9 million assigned to tradenames, $0.6 million assigned to patents, and $0.7 million assigned to customer relationships. The amounts assigned to patents and customer relationships are being amortized over periods of 11 years and 10 years, respectively.

Fiscal 2005

On May 17, 2005, the Company acquired all of the outstanding stock of Hydratight Sweeney (“Hydratight Sweeney” or the “Hydratight Sweeney Acquisition”) for $94.4 million of cash (net of $0.8 million of cash acquired). Hydratight Sweeney, headquartered in Birmingham, United Kingdom, manufactures and provides products and services to the oil & gas, power generation, industrial, and other end user markets and is included in the Joint Integrity product line within our Industrial segment. The preliminary purchase price allocation resulted in $50.7 million assigned to goodwill (which is not deductible for tax purposes), $14.2 million assigned to tradenames, $5.3 million assigned to patents, and $15.2 million assigned to customer relationships. The amounts assigned to patents and customer relationships are being amortized over periods of fifteen and twenty years, respectively. During fiscal 2006, a $3.3 million purchase accounting adjustment was made to increase goodwill and decrease the customer relationship intangible asset. The adjustment reflects changes in the underlying third-party valuations.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 27, 2004, the Company acquired all of the outstanding stock of Key Components, Inc. (“KCI” or the “KCI Acquisition”) for approximately $316.9 million (including the assumption of $80.8 million of debt less $2.2 million of acquired cash). KCI is the holding company for six businesses that provide products for a diverse array of end-user markets offered under established brand names including Acme Electric, B.W. Elliott, Gits Manufacturing, Marinco, and Turner Electric. The operating businesses have been included in the following segments: two in Electrical, two in Actuation Systems and the remaining two in Engineered Products. The transaction was funded through the issuance of $250.0 million of term loans under the Company’s senior credit facility and the $134.4 million of net proceeds from a public offering of Class A Common Stock. See Note 6, “Debt,” and Note 10, “Capital Stock,” for further information on these financing transactions. The purchase price allocation resulted in $199.0 million assigned to goodwill (which is not currently deductible for tax purposes), $3.1 million to patents, $42.0 million to customer lists, and $68.8 million to tradenames. The amounts assigned to patents and customer lists are being amortized over weighted average periods of 8 and 19 years, respectively, and the amounts assigned to tradenames have been determined to have indefinite lives and as a result, are not subject to amortization.

The Company also acquired the following three entities in three distinct transactions in fiscal 2005 for an aggregate cash cost of $53.7 million:

•	Hedley Purvis, based in Morpeth, United Kingdom, a manufacturer of products and provider of rental, manpower, and other services to the joint integrity markets.

•	A.W. Sperry Instruments, a United States supplier of electrical test meters and instruments.

•	Yvel, S.A., based in Paris, France, a leading provider of hydraulic latches to the European cab-over-engine heavy-duty truck market.

Goodwill recognized in these three transactions amounted to $32.8 million, $10.0 million of which is currently deductible for tax purposes. Goodwill was assigned to the Industrial, Electrical, and Actuation Systems segments in the amounts of $20.3, $5.6 and $6.9 million, respectively.

The following unaudited pro forma results of operations of the Company give effect to all acquisitions completed since September 1, 2004 as though the transactions and related financing activities had occurred on September 1, 2004.

	Fiscal Year Ended August 31,
	2007	2006	2005
Net sales
As reported	$1,458,748	$1,201,158	$976,066
Pro forma	1,518,113	1,389,502	1,312,316
Net earnings
As reported	$104,952	$92,588	$71,251
Pro forma	104,854	95,245	81,758
Basic earnings per share
As reported	$3.83	$3.41	$2.74
Pro forma	3.83	3.51	3.01
Diluted earnings per share
As reported	$3.38	$3.01	$2.42
Pro forma	3.38	3.09	2.66

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Restructuring Reserves

The Company initiated plans to restructure its European Electrical product line within the Electrical segment during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and increase profitability. These plans are separate from the previously disclosed Kopp restructuring plan begun in 2003, which reduced administrative and operational costs at the time of the Kopp acquisition.

A rollforward of the restructuring reserve follows (in thousands):

Accrued restructuring costs as of August 31, 2005	$1,558
Restructuring charges	4,910
Write-off of fixed assets deemed impaired	(970)
Cash payments	(1,116)
Currency impact	22

Accrued restructuring costs as of August 31, 2006	4,404
Restructuring charges	5,395
Cash payments	(7,539)
Currency impact and other	(110)

Accrued restructuring costs as of August 31, 2007	$2,150

The remaining $2.2 million of accrued restructuring costs at August 31, 2007 primarily represents severance cost and will be paid over the next fiscal year.

In connection with the KCI Acquisition in December 2004, the Company committed to a plan to close KCI’s corporate headquarters and terminate all of the related employees. The restructuring reserve of $1.8 million, primarily for severance payments to terminated employees, was recorded in the purchase price allocation. No amounts remain outstanding under this plan as of August 31, 2007.

Note 4.    Accounts Receivable Securitization

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. Book value of accounts receivable in the accompanying Consolidated Balance Sheets is comprised of the gross accounts receivable retained interest less a reserve for doubtful accounts, which is calculated based on a review of the specific receivable issues and supplemented by a general reserve based on past collection history. The retained interest recorded at August 31, 2007 and 2006 is $47.2 million and $41.5 million, respectively, and is included in accounts receivable in the accompanying Consolidated Balance Sheets. The securitization program has a final maturity in May 2008, subject to annual renewal by the Purchaser. The Company amended its securitization program in May 2007 to increase capacity from $60 million to $65 million.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trade accounts receivables sold and being serviced by the Company totaled $56.5 million and $50.0 million at August 31, 2007 and August 31, 2006, respectively.

Sales of trade receivables from the special purpose subsidiary totaled $403.2 million, $367.5 million, and $288.5 million for the years ended August 31, 2007, 2006, and 2005, respectively. Cash collections of trade accounts receivable balances in the total receivable pool (including both sold and retained portions) totaled $709.2 million, $597.7 million, and $440.5 million for the years ended August 31, 2007, 2006, and 2005, respectively.

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

The following table provides additional information about delinquencies and net credit losses for trade accounts receivable subject to the accounts receivable securitization program.

	Balance Outstanding August 31,		Balance Outstanding 60 Days or More Past Due August 31,		Net Credit Losses Year Ended August 31,
	2007	2006	2007	2006	2007	2006
Trade accounts receivable subject to securitization program	$103,706	$91,511	$6,963	$7,141	$968	$697
Trade accounts receivable balances sold	56,518	49,963

Retained Interest	$47,188	$41,548

Accounts receivable financing costs of $3.2 million, $2.4 million, and $1.3 million for the years ended August 31, 2007, 2006 and 2005, respectively, are included in financing costs, net in the accompanying Consolidated Statements of Earnings.

Note 5.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended August 31, 2007 and 2006 are presented in the following table:

	Industrial	Electrical	Actuation Systems	Engineered Products	Total
Balance as of August 31, 2005	$67,964	$173,012	$168,684	$18,625	$428,285
Businesses acquired	53,785	14,820	—	—	68,605
Purchase accounting adjustments	3,963	289	(149)	69	4,172
Currency impact	3,443	546	342	35	4,366

Balance as of August 31, 2006	129,155	188,667	168,877	18,729	505,428
Businesses acquired	25,378	14,380	—	45,872	85,630
Purchase accounting adjustments	29	1,172	—	(198)	1,003
Currency impact	4,673	1,744	783	580	7,780

Balance as August 31, 2007	$159,235	$205,963	$169,660	$64,983	$599,841

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of August 31, 2007 and 2006 are as follows:

	August 31, 2007			August 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer Relationships	$120,505	$15,181	$105,324	$85,095	$7,999	$77,096
Patents	44,922	18,284	$26,638	38,162	14,947	23,215
Trademarks	6,437	3,041	$3,396	6,378	2,556	3,822
Non-compete agreements	1,930	781	$1,149	1,634	582	1,052
Other	656	583	$73	808	565	243

Total	$174,450	$37,870	$136,580	$132,077	$26,649	$105,428

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of August 31, 2007 and 2006 are $123.8 million and $105.5 million, respectively. These assets are comprised of acquired tradenames.

The increase in the gross carrying amounts of goodwill and other intangible assets is the result of acquisitions completed in the current fiscal year and the impact of changes in foreign currency rates. See Note 2, “Acquisitions,” for additional details.

Amortization expense recorded on the intangible assets for the years ended August 31, 2007, 2006 and 2005 was $10.9 million, $7.7 million and $5.2 million respectively. Amortization expense for future years is estimated to be as follows: $12.0 million in fiscal 2008, $12.0 million in fiscal 2009, $11.7 million in fiscal 2010, $11.3 million in fiscal 2011, $11.0 million in fiscal 2012, and $78.6 million thereafter.

Note 6.    Debt

Long-term Debt:    The Company’s long-term indebtedness at the end of its two most recently completed fiscal years was as follows:

	August 31, 2007	August 31, 2006
Commercial paper	$—	$42,226
Revolver	—	38,000
Term loan	155,000	250,000
Senior notes	249,039	—
Other	7,618	26

Sub-total—Senior indebtedness	411,657	330,252
Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	150,000

Total debt, excluding short-term borrowings	561,657	480,252
Less: current maturities of long-term debt	(519)	(18,896)

Total long-term debt, less current maturities	$561,138	$461,356

The Company’s senior credit facility, as amended, provides for $155.0 million of term loans in addition to a $250.0 million revolver. The term loans mature on December 22, 2009 while the revolver matures on February 19,

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009. At August 31, 2007, the remaining $155.0 million outstanding term loans carried an interest rate of 6.355%, which represented LIBOR plus a 1.0% borrowing spread. All senior credit facility borrowings are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s debt to EBIDTA leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver. At August 31, 2007, the non-use fee was 0.20%. The senior credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, dividends and other restricted payments. As of August 31, 2007, the Company was in compliance with all debt covenants.

There were no commercial paper borrowings outstanding at August 31, 2007. Total commercial paper outstanding cannot exceed $100.0 million under the terms of the senior credit facility. The revolver provides the liquidity backstop for outstanding commercial paper. Given the long term nature of the revolver backstop, all outstanding commercial paper is classified as a component of long-term debt. The combined outstanding balance of the revolver and any outstanding commercial paper cannot exceed $250.0 million. The unused and available credit line under the revolver at August 31, 2007 was approximately $250.0 million.

On June 12, 2007, the Company issued $250.0 million of 6.875% Senior Notes (the “6.875% Senior Notes”) at an approximate $1.0 million discount, generating net proceeds of $249.0 million. The Senior Notes were issued at a price of 99.607% to yield 6.93%, and require no principal installments prior to their June 15, 2017 maturity. The approximate $1.0 million initial issuance discount is being amortized through interest expense over the 10 year life of the Senior Notes. The net proceeds from the 6.875% Senior Notes were used to reduce the outstanding term loans under the senior credit facility from $400.0 million to $155.0 million.

In November 2003, the Company sold $150.0 million aggregate principal amount of Convertible Senior Subordinated Debentures due November 15, 2023 (the “2% Convertible Notes”). The 2% Convertible Notes bear interest at a rate of 2.0% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price of the 2% Convertible Notes equals or exceeds 120% of their underlying principal amount over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable six-month interest periods. The Company has the right to force conversion of all or part of the 2% Convertible Notes on or after November 20, 2010. The 2% Convertible Notes are convertible into shares of the Company’s Class A common stock at a conversion rate of 25.0563 shares per $1,000 of principal amount, which equals a conversion price of approximately $39.91 per share (subject to adjustment).

Interest rate swaps:

In January 2005, the Company entered into interest rate swap contracts that have a aggregate notional value of $100.0 million and have maturity dates of December 22, 2009. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate of 4.10%.

In August 2006, the Company entered into cross-currency interest rate swap agreements between the U.S. dollar and the euro to hedge its net investment in European subsidiaries. In May 2007, the Company entered into further cross-currency interest rate swap agreements to hedge additional exposure on its net investments in European subsidiaries. The cross-currency interest rate swap agreements have a total notional value of €125.0 million ($163.7 million equivalent) and a maturity date of November 30, 2009. The net losses on the agreements fair value of $6.5 million and $0.1 million in fiscal 2007 and 2006, respectively, are included within long-term debt.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term Borrowings:    Short-term borrowings consist of foreign subsidiary overdraft borrowings. Certain of the Company’s foreign subsidiaries are parties to unsecured non-committed lines of credit with various banks. Interest rates vary depending on the currency being borrowed.

Aggregate Maturities:    Long-term debt outstanding at August 31, 2007, including current maturities of long-term debt, is payable as follows: $0.5 million in fiscal 2008; $0.1 million in fiscal 2009; $161.6 million in fiscal 2010; $0 in fiscal 2011; $0 in 2012; and $249.5 million thereafter. The maturity schedule assumes we will force conversion on the 2% Convertible Notes in fiscal 2011.

The Company made cash interest payments of $28.3 million, $23.1 million, and $14.6 million in fiscal 2007, 2006 and 2005, respectively.

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

Future obligations under non-cancelable operating leases in effect at August 31, 2007 are as follows: $18.9 million in fiscal 2008; $15.5 million in fiscal 2009; $12.6 million in fiscal 2010; $9.8 million in fiscal 2011; $7.2 million in fiscal 2012; and $24.8 million thereafter. Total rental expense under operating leases was $25.0 million, $20.3 million and $16.7 million in fiscal 2007, 2006 and 2005, respectively.

The Company is also contingently liable for certain leases entered into by a former subsidiary. See Note 14, “Contingencies and Litigation,” for further information.

Note 8.    Employee Benefit Plans

Effective August 31, 2007, the Company adopted SFAS No. 158. SFAS No. 158 requires the recognition of the funded status of defined benefit and other postretirement benefit plans in the accompanying Consolidated Balance Sheets, with changes in the funded status recognized through “Accumulated other comprehensive income (loss),” net of tax. SFAS No. 158 also requires the measurement of the funded status to be the same as the balance sheet date by 2008. The Company currently uses fiscal year-end (August 31) as its measurement date. SFAS No. 158 does not change the amount of net periodic benefit cost included in the Company’s Consolidated Statements of Earnings.

The impact of adopting SFAS No. 158 on the Consolidated Balance Sheets at August 31, 2007 is summarized in the following table:

	Before Application of SFAS No. 158	Incremental Effect of Application SFAS.158	After Application of SFAS No.158
Deferred Income Taxes (asset)	$16,487	$(1,660)	$14,827
Total Assets	1,502,436	(1,660)	1,500,776
Pension and Postretirement Benefit Liabilities	31,922	(4,485)	27,437
Accumulated Other Comprehensive Income (Loss)	10,050	2,826	12,876
Total Shareholders’ Equity	497,095	2,826	499,921
Total Liabilities and Shareholders’ Equity	1,502,436	(1,660)	1,500,776

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Domestic Defined Benefit Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement benefits only to certain existing and former employees of domestic businesses it acquired that were entitled to those benefits prior to acquisition. At August 31, 2007, the defined benefit plans consist of three plans. Most of the defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits.

At August 31, 2007, the postretirement medical plans consist of four plans, each of which is unfunded. Two of the plans require plan participants to make contributions to defray a portion of the cost, while the other two plans do not require retiree contributions.

The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s domestic defined benefit pension and postretirement benefit plans as of the Company’s August 31 measurement date.

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	Year Ended August 31,		Year Ended August 31,
	2007	2006	2007	2006
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$37,494	$40,664	$4,157	$4,690
Service cost	83	76	24	22
Interest cost	2,200	2,096	240	235
Actuarial gain	(876)	(3,525)	(257)	(546)
Plan participant contributions	—	—	290	236
Benefits paid	(1,942)	(1,817)	(647)	(480)

Benefit obligation at end of year	$36,959	$37,494	$3,807	$4,157

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$30,854	$29,729	$—	$—
Actual return on plan assets	3,777	2,621	—	—
Company contributions	764	321	357	244
Plan participant contributions	—	—	290	236
Benefits paid from plan assets	(1,942)	(1,817)	(647)	(480)

Fair value of plan assets at end of year	$33,453	$30,854	$—	$—

Funded status of the plans	$(3,506)	$(6,640)	$(3,807)	$(4,157)

Amounts recognized in the balance sheet:
Current liabilities	$275	$275	$400	$400
Non-current liabilities	3,231	1,630	3,407	7,819

Total liabilities	$3,506	$1,905	$3,807	$8,219

Amounts recognized in accumulated other comprehensive income:
Actuarial net loss (gain)	$1,377	$3,039	$(2,478)	$—
Prior service cost	—	—	—	—

Total amounts recognized in accumulated other comprehensive income	$1,377	$3,039	$(2,478)	$—

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides detail on the Company’s net periodic benefit costs:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans
	Year ended August 31,			Year ended August 31,
	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$83	$76	$376	$24	$22	$16
Interest cost	2,200	2,096	1,773	240	235	249
Expected return on assets	(2,524)	(2,427)	(1,898)	—	—	—
Amortization of actuarial loss/(gain)	147	444	428	(473)	(390)	(386)

Benefit cost (credit)	$(94)	$189	$679	$(209)	$(133)	$(121)

Weighted-average assumptions used to determine benefit obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans
	2007	2006	2005	2007	2006	2005
Assumptions for benefit obligations:
Discount rate	6.25%	6.00%	5.25%	6.25%	6.00%	5.25%

Assumptions for net periodic benefit cost:
Discount rate	6.00%	5.25%	6.00%	6.00%	5.25%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%	n/a	n/a	n/a

The accumulated benefit obligation is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels. There is no difference between the accumulated and projected benefit obligations of the Company’s domestic defined benefit pension plans because the majority of these plans are frozen and plan participants therefore do not earn future benefits. For the limited number of employees who do earn future benefits, the benefit is not based on future salary levels, and therefore, compensation changes do not impact the liability.

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets at a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Within the equity allocation, a blend of growth and value investments are maintained in a variety of market capitalizations and diversified between U.S. and non-U.S. stocks. The Company’s targeted asset allocation as a percentage of total market value is 60% to 80% equity securities and the remainder fixed income securities and cash. Additionally, cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through semi-annual investment portfolio reviews.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company pension plan asset investment allocations at August 31, 2007 and 2006, by asset category are summarized below:

	August 31, 2007	August 31, 2006
Equity securities	$23,780	$23,167
Fixed income securities	9,328	7,382
Cash	345	305

Total	$33,453	$30,854

The Company’s overall expected long-term rate of return on assets is 8.50%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.

Projected benefit payments out of plan assets to participants in the Company’s defined pension plans and other postretirement plans are as follows:

Years Ended August 31,	Defined Pension Plans	Other Postretirement Plans
2008	$1,977	$373
2009	2,064	402
2010	2,107	387
2011	2,176	353
2012	2,244	332
2013-2017 (in total)	12,819	1,553

The Company made a $1.6 million contribution to its defined pension plans in early fiscal 2008. The Company anticipates contributing to the plan $0 million in fiscal 2009 and $0.1 million in both fiscal 2010 and 2011.

The health care cost trend rate used in the actuarial calculations for other postretirement benefit plans was 9%, trending downward to 5% by the year 2011, and remaining level thereafter. A one percentage-point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by approximately $0.3 million and would not have a material effect on aggregate service and interest cost components.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Defined Benefit Pension Plans

The Company maintains nine separate defined benefit pension plans for certain employees in various foreign countries. Unlike existing U.S. pension plans, future benefits are earned with respect to the foreign plans. The following table provides detail of aggregate changes in the projected benefit obligations, changes in the fair value of plan assets and funded status as of the Company’s August 31 measurement date.

	Foreign Defined Benefit Plans
	Year ended August 31,
	2007	2006
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$27,033	$26,926
Service cost	619	644
Interest cost	1,337	1,113
Actuarial gain	(2,641)	(1,649)
Benefits paid	(893)	(990)
Curtailment	(267)	—
Foreign exchange impact	1,657	989

Benefit obligation at end of year	$26,845	$27,033

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$5,499	$5,039
Actual return on plan assets	40	132
Company contributions	1,045	1,075
Benefits paid from plan assets	(893)	(990)
Foreign exchange impact	344	243

Fair value of plan assets at end of year	$6,035	$5,499

Funded status of the plans	$(20,810)	$(21,534)

Amounts recognized in the balance sheet:
Current liabilities	$817	$769
Non-current liabilities	19,993	18,362

Total liabilities	$20,810	$19,131

Amounts recognized in accumulated other comprehensive income:
Actuarial net loss (gain)	(38)	1,450
Prior service cost	—	—

Total amounts recognized in accumulated other comprehensive income	$(38)	$1,450

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides detail on the Company’s net periodic benefit costs for foreign defined benefit pension plans:

	Foreign Defined Benefit Plans
	Year ended August 31,
	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$619	$644	$485
Interest cost	1,337	1,113	1,105
Expected return on assets	(266)	(264)	(190)
Amortization of actuarial (gain) loss	26	105	(2)
Other	(130)	—	—

Benefit cost	$1,586	$1,598	$1,398

Weighted-average assumptions used to determine benefit obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2007	2006	2005
Assumptions for benefit obligations:
Discount rate	5.21%	4.75%	3.99%
Rate of compensation increase	1.98%	1.75%	1.97%

Assumptions for net periodic benefit cost:
Discount rate	4.72%	4.15%	5.38%
Expected return on plan assets	5.19%	5.19%	3.34%
Rate of compensation increase	1.96%	1.75%	2.10%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all foreign pension plans with accumulated benefit obligations in excess of plan assets were $25.0 million, $24.7 million, and $4.2 million, respectively, as of August 31, 2007, and $25.4 million, $25.1 million, and $3.9 million, respectively, as of August 31, 2006. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all foreign pension plans with plan assets in excess of accumulated benefit obligations were $1.8 million, $1.6 million and $1.8 million, respectively, as of August 31, 2007. The plan assets consist primarily of participating units in common stock and bond funds. The Company’s overall expected long-term rate of return on assets is 5.25%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories.

Anticipated funding requirements by the Company to the foreign defined pension plans are as follows:

Years Ended August 31,	Cash Payments
2008	$1,103
2009	930
2010	1,001
2011	996
2012	1,710
2013-2017 (in total)	7,760

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Benefit Plans

The Company maintains a 401(k) Plan for eligible U.S. employees (the “401(k) Plan”). Substantially all of the Company’s full-time U.S. employees are eligible to participate in the 401(k) Plan. Under plan provisions, the 401(k) plan administrator issues new shares of Class A Common Stock for Company contributions and allocates such shares to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan. While contributions vary, the Company makes core contributions to employee accounts that generally equal 3% of each employee’s annual cash compensation, subject to IRS limitations. In addition, the Company matches approximately 25% of each employee’s contribution up to the employee’s first 6% earnings.

Company common stock contributions to defined contribution benefit plans totaled approximately $3.9 million, $3.7 million and $2.1 million during the years ended August 31, 2007, 2006 and 2005, respectively.

Deferred Compensation Plan

The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current compensation in order to provide future retirement benefits. Eligibility is limited to employees that earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment at a specified interest rate, in Actuant Common Stock, or a combination of the two. The fixed income portion of the plan is currently unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $7.1 million and $4.5 million are included in “Other long-term liabilities” on the Consolidated Balance Sheets at August 31, 2007 and 2006, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense of $0.5 million and $0.3 million for the years ended August 31, 2007 and 2006, respectively. Actuant Common Stock issued by the Company to fund the plan is held in a rabbi trust. Company shares held by the rabbi trust are accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust at August 31, 2007 was $0.6 million.

Long Term Incentive Plan

The Company adopted a long term incentive plan in July 2006 to provide certain executive officers with an opportunity to receive a lump sum cash incentive payment based on the attainment of Actuant Common Stock price appreciation targets over an 8 year period. The Company recorded expense of $1.1 million and $0.3 million for the years ended August 31, 2007 and 2006, respectively. A liability of $1.4 million and $0.3 million is included in “Other long-term liabilities” on the Consolidated Balance Sheets at August 31, 2007 and 2006, respectively. The minimum and maximum payments under the plan, depending on attainment of the stock price appreciation targets, are $0 million and $20 million, respectively.

Other Non-U.S. Benefit Plans

The Company contributes to a number of other retirement programs, primarily government mandated, for employees outside the United States. Benefit expense under these programs amounted to approximately $4.6 million, $3.1 million and $2.0 million in fiscal 2007, 2006 and 2005, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Income Taxes

Income tax expense is summarized below:

	Year ended August 31,
	2007	2006	2005
Currently payable:
Federal	$21,284	$14,924	$15,032
Foreign	14,562	15,589	14,879
State	2,594	1,481	439

Subtotals	38,440	31,994	30,350

Deferred:
Federal	6,623	1,316	6,035
Foreign	1,666	114	(1,856)
State	52	(38)	483

Subtotals	8,341	1,392	4,662

Income tax expense	$46,781	$33,386	$35,012

Income tax expense recognized in the accompanying Consolidated Statements of Earnings differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
% of Pre-tax Earnings	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal effect	1.7%	1.2%	0.9%
Net effect of foreign tax rates and credits	(7.6)%	(6.2)%	(1.6)%
Foreign restructuring and valuation allowance	0.7%	(3.7)%	0.0%
Other items	1.0%	0.2%	(1.2)%

Effective tax rate	30.8%	26.5%	33.1%

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items:

	Year ended August 31,
	2007	2006
Deferred income tax assets:
Operating loss and tax credit carryforwards	$22,692	$19,249
Compensation related reserves	6,824	3,161
Postretirement benefit accruals	5,084	12,553
Inventory items	3,498	4,741
Restructuring expenses	601	511
Deferred income	657	804
Book reserves and other items	9,820	15,848

Total deferred income tax assets	49,176	56,867
Valuation allowance	(17,993)	(14,191)

Net deferred income tax assets	31,183	42,676
Deferred income tax liabilities:
Depreciation and amortization	107,935	80,428
2% Convertible Notes interest	11,915	8,793
Other items	95	4,842

Deferred income tax liabilities	119,945	94,063

Net deferred income tax (liability) asset	$(88,762)	$(51,387)

The valuation allowance primarily represents a reserve for foreign and domestic state loss carryforwards for which utilization is uncertain. The majority of the foreign losses may be carried forward indefinitely. The state loss carryforwards expire in various years through 2020.

The deductibility for tax purposes of the 2% Convertible Notes interest may have to be recaptured, in part or in whole, if the notes are redeemed for cash instead of converted into the Company’s Class A common stock. If the notes are ultimately converted into Actuant common stock, the deferred tax liability would be eliminated through an adjustment to the Company’s shareholders’ equity and would not impact current tax accounts.

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to approximately $182.5 million at August 31, 2007. If all such undistributed earnings were remitted, an additional income tax provision of approximately $17.9 million would have been necessary as of August 31, 2007.

Earnings before income taxes related to non-United States operations were $70.5 million, $64.0 million and $44.2 million for the years ended August 31, 2007, 2006 and 2005, respectively. Cash paid for income taxes (net of refunds) was $39.1 million, $27.7 million, and $21.1 million during the years ended August 31, 2007, 2006 and 2005, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Capital Stock

The authorized common stock of the Company as of August 31, 2007 consisted of 84,000,000 shares of Class A Common Stock, $0.20 par value, of which 27,674,359 shares were issued and outstanding; 1,500,000 shares of Class B Common Stock, $0.20 par value, none of which were issued and outstanding; and 160,000 shares of Cumulative Preferred Stock, $1.00 par value (“Preferred Stock”), none of which have been issued. Holders of both classes of the Company’s Common Stock are entitled to dividends, as the Company’s board of directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the Common Stock. If the Company were to issue any of its Preferred Stock, no dividends could be paid or set apart for payment on shares of Common Stock, unless paid in Common Stock, until dividends on all of the issued and outstanding shares of Preferred Stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.

On July 7, 2006 at a special meeting of shareholders of the Company, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of Class A Common Stock authorized from 42,000,000 to 84,000,000.

In December 2004, the Company sold, pursuant to an underwritten public offering, 2,875,000 shares of previously unissued Class A Common Stock at a price of $49.50 per share. Cash proceeds from the offering, net of underwriting discounts, commissions and other expenses, were approximately $134.4 million, and were used to fund the retirement of the $80.8 million KCI 10.5% Notes assumed in the KCI Acquisition and pay down outstanding revolver and commercial paper borrowings.

The Company’s 2% Convertible Notes are convertible into 3,758,445 shares of Actuant stock if certain stock price targets or other conditions are met. See Note 6, “Debt” for more information.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended August 31,
	2007	2006	2005
Numerator:
Net earnings	$104,952	$92,588	$71,251
Plus: 2% Convertible Notes financings costs, net of taxes	2,444	2,444	2,444

Net earnings for diluted earnings per share	$107,396	$95,032	$73,695

Denominator (in thousands):
Weighted average common shares outstanding for basic earnings per share	27,376	27,130	25,996
Net effect of dilutive stock options based on the treasury stock method using average market price	680	713	688
Net effect of 2% Convertible Notes based on the if-converted method	3,758	3,758	3,758

Weighted average common and equivalent shares outstanding for diluted earnings per share	31,814	31,601	30,442

Basic Earnings Per Share:	$3.83	$3.41	$2.74

Diluted Earnings Per Share:	$3.38	$3.01	$2.42

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Stock Plans

Stock options may be granted to officers and key employees under the Actuant Corporation 2002 Stock Plan (the “2002 Plan”) and the Actuant Corporation 2001 Stock Plan (the “2001 Plan”). At August 31, 2007, 3,000,000 shares of Class A Common Stock were authorized for issuance under the 2002 Plan (180,105 shares of which have been issued) and 800,000 shares of Class A Common Stock were authorized for issuance under the 2001 Plan (183,568 shares of which have been issued). Options generally have a maximum term of ten years and an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant. Options generally vest 50% after three years and 100% after five years.

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

The total number of our Class A Common Stock reserved for issuance under the employee stock plans at August 31, 2007 and 2006 was as follows:

	August 31,
	2007	2006
2001 Plan:
Shares subject to outstanding options	573,355	634,180
Shares available for future grants	45,077	21,227

Total shares reserved for issuance	618,432	655,407

2002 Plan:
Shares subject to outstanding options	1,382,371	1,052,951
Shares available for future grants	1,437,524	1,843,858

Total shares reserved for issuance	2,819,895	2,896,809

At August 31, 2006, a total of 320,000 shares of Class A Common Stock were authorized for issuance under the Actuant Corporation 2001 Director Stock Option Plan (the “Directors Plan”), 48,000 shares of which have been issued through exercises of option grants. At August 31, 2007, 272,000 shares were reserved for issuance under the Director Plan, consisting of 172,000 shares subject to outstanding options and 100,000 shares available for future option grants. Director stock options vest eleven months after date of grant and expire ten years from the option grant date. The options have an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under all plans as of August 31, 2007, and changes during the fiscal year then ended is presented below:

	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2006	2,154,765	$27.75
Granted	466,460	48.45
Exercised	(218,925)	8.73
Forfeited	(80,190)	46.55
Expired	—	—

Outstanding on August 31, 2007	2,322,110	$33.03	6.4 years	$65.0 million
Exercisable on August 31, 2007	1,161,182	$21.08	4.7 years	$46.3 million

Intrinsic value is the difference between the market value of the stock at year end and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below:

	Year Ended August 31,
	2007	2006	2005
Weighted-average value of options at grant date (per share)	$18.86	$21.50	$18.91
Intrinsic value gain of options exercised	$11,478	$6,276	$11,610
Cash receipts from exercise of options	$1,911	$1,805	$2,200

A summary of the status of the Company’s restricted shares as of August 31, 2007, and changes during the year then ended, is presented below:

	Number of Shares	Weighted- Average Fair Value at Grant Date (Per Share)
Restricted Stock September 1, 2006	74,028	$49.76
Granted	62,314	60.93
Forfeited	(13,386)	50.91
Vested	(3,940)	37.47

Restricted Stock August 31, 2007	119,016	$58.89

As of August 31, 2007, there was $20.3 million of total unrecognized compensation cost related to share-based compensation for stock options and restricted stock outstanding. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the fiscal years ended August 31, 2007 and 2006 was $4.0 million and $3.1 million, respectively.

The Company issues previously unissued shares of Class A common stock to satisfy stock option exercises and restricted stock vesting.

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

	Fiscal Year Ended August 31,
	2007	2006	2005
Dividend yield	0.17%	0.14%	0.00%
Expected volatility	32.66%	35.10%	43.40%
Risk-free rate of return	5.99%	4.30%	3.80%
Expected forfeiture rate	15%	15%	15%
Expected life	6.0 years	5.8 years	5.5 years

The following table summarizes the components of the Company’s stock-based compensation program expense (in thousands):

	Fiscal Year Ended August 31,
	2007	2006	2005
Restricted Stock:
Pretax compensation expense	$1,078	$1,002	$320
Tax benefit	(377)	(351)	(106)

Restricted stock expense, net of tax	701	651	214
Stock Options:
Pretax compensation expense	4,307	3,979	4,123
Tax benefit	(1,508)	(1,393)	(1,449)

Stock option expense, net of tax	2,799	2,586	2,674

Total Stock-Based Compensation
Pretax compensation expense	5,385	4,981	4,443
Tax benefit	(1,885)	(1,744)	(1,555)

Total Stock-Based Compensation	$3,500	$3,237	$2,888

Outside Director Deferred Compensation Plan

The Company has a deferred compensation plan that enables outside members of the Company’s board of directors to defer the receipt of fees earned for their services in exchange for Company common stock (which is placed in a rabbi trust). The amount deferred was used to purchase shares of Company stock on the open market. In 2007 the Company began issuing shares, which are placed in a rabbi trust. All distributions from the trust are required to be made in Company stock. Company shares held by the rabbi trust are accounted for in a manner similar to treasury stock and are recorded at cost as “stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust at August 31, 2007 and 2006 was $1.1 million and $0.9 million, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Accumulated Other Comprehensive Income

Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets and Consolidated Statements of Shareholders Equity consists of the following:

	August 31,
	2007	2006
Accumulated foreign currency translation adjustments	$10,757	$(2,043)
Additional minimum pension liability, net of tax	—	(4,489)
Unrecognized pension gain, net of tax	1,139	—
Other items, net of tax	980	1,951

Accumulated other comprehensive income (loss)	$12,876	$(4,581)

Note 13.    Business Segment, Geographic and Customer Information

The Company is a manufacturer of a broad range of industrial products and systems and is organized into four reportable segments: Industrial, Electrical, Actuation Systems, and Engineered Products.

The Industrial segment is primarily involved in the design, manufacture, and distribution of branded hydraulic tools to the industrial, oil & gas, power generation, construction, and production automation markets. Industrial also provides manpower services and tool rental to the global joint integrity market. The Electrical segment is primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail electrical wholesale, original equipment manufacturer (“OEM”), and marine markets. The Actuation Systems segment primarily focuses on developing and marketing highly engineered position and motion control systems for OEMs in the recreational vehicle, automotive, truck, and other industrial markets. The Engineered Products segment designs and manufactures various industrial products for industrial markets. The Company evaluates segment performance based primarily on net sales and operating profit and has aggregated certain operating segments due to the similar economic characteristics of the businesses.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize financial information by reportable segment.

	Year Ended August 31,
	2007	2006	2005
Net Sales:
Industrial	$426,608	$324,688	$218,625
Electrical	505,708	432,486	364,919
Actuation Systems	419,445	386,243	351,136
Engineered Products	106,987	57,741	41,386

Total	$1,458,748	$1,201,158	$976,066

Operating Profit:
Industrial	$120,200	$85,511	$54,565
Electrical	34,689	36,820	33,010
Actuation Systems	37,124	40,379	44,780
Engineered Products	14,539	7,722	4,986
General Corporate	(21,079)	(16,367)	(14,850)

Total	$185,473	$154,065	$122,491

Depreciation and Amortization:
Industrial	$11,384	$8,171	$4,566
Electrical	8,469	7,282	7,698
Actuation Systems	11,817	10,396	8,461
Engineered Products	3,413	1,225	1,098
General Corporate	891	699	598

Total	$35,974	$27,773	$22,421

Capital Expenditures:
Industrial	$10,580	$4,353	$2,425
Electrical	3,480	2,603	2,090
Actuation Systems	10,324	9,020	9,767
Engineered Products	1,015	646	371
General Corporate	6,092	3,083	789

Total	$31,491	$19,705	$15,442

Assets:
Industrial	$416,418	$332,428	$213,957
Electrical	454,946	411,735	355,479
Actuation Systems	355,764	351,905	332,031
Engineered Products	154,559	41,263	40,464
General Corporate	119,089	76,044	54,404

Total	$1,500,776	$1,213,375	$996,335

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The comparability of the segment data is impacted by acquisitions in each fiscal year. See Note 2, “Acquisitions”.

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, the fair value of derivative instruments, and the retained interest in trade accounts receivable (subject to the accounts receivable securitization program discussed in Note 4, “Accounts Receivable Securitization”).

The following tables summarize financial information by geographic region.

	Year Ended August 31,
	2007	2006	2005
Net Sales:
United States	$757,280	$633,555	$482,455
Netherlands	227,193	184,986	189,787
Germany	125,980	109,058	105,204
United Kingdom	93,152	77,949	35,090
All Other	255,143	195,610	163,530

Totals	$1,458,748	$1,201,158	$976,066

	August 31,
	2007	2006
Long-Lived Assets:
United States	$709,031	$619,211
United Kingdom	20,262	111,090
Netherlands	79,634	44,049
Germany	116,936	6,339
All Other	69,633	41,761

Totals	$995,496	$822,450

The following table summarizes sales by product line:

	Year Ended August 31,
	2007	2006	2005
High Force Hydraulic Tools	$266,197	$214,227	$179,637
Joint Integrity	160,411	110,461	38,988
North American Electrical	138,767	140,952	124,530
European Electrical	162,005	145,511	146,497
Specialty Electrical	89,874	77,650	51,317
Professional Electrical	115,062	68,373	42,575
Automotive Actuation Systems	128,337	111,416	98,931
Recreational Vehicle Actuation Systems	108,270	97,529	106,151
Truck Actuation Systems	148,380	144,495	122,806
Other	141,445	90,544	64,634

Total net sales	$1,458,748	$1,201,158	$976,066

The Company’s largest customer accounted for 3.1%, 4.4%, and 5.5% of its sales in fiscal 2007, 2006 and 2005, respectively. Export sales from domestic operations were less than 6.3% of total net sales in each of the periods presented.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Contingencies and Litigation

The Company had outstanding letters of credit of $6.5 million and $6.8 million at August 31, 2007 and 2006, respectively. The letters of credit secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold, or are in the process of being sold to third parties. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $6.1 million at August 31, 2007. The future undiscounted minimum lease payments for these leases are as follows: $0.4 million in the balance of calendar 2007; $1.1 million in calendar 2008; $1.1 million in calendar 2009; $1.1 million in calendar 2010; $1.1 million in calendar 2011 and $5.0 million thereafter.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Environmental remediation accruals of $0.4 million and $1.7 million were included in the Consolidated Balance Sheets at August 31, 2007 and 2006, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal 2007 and fiscal 2006 is as follows:

	Year Ended August 31, 2007
	First	Second	Third	Fourth	Total
Net sales	$342,983	$341,020	$385,090	$389,655	$1,458,748
Gross profit	113,045	110,245	129,586	131,218	484,094
Net earnings	25,101	18,919	29,581	31,351	104,952
Net earnings per share
Basic	$0.92	$0.69	$1.08	$1.14	$3.83
Diluted	0.81	0.62	0.95	1.00	3.38

	Year Ended August 31, 2006
	First	Second	Third	Fourth	Total
Net sales	$283,876	$276,019	$316,662	$324,601	$1,201,158
Gross profit	99,478	91,061	105,895	108,071	404,505
Net earnings	21,268	19,298	26,787	25,235	92,588
Net earnings per share
Basic	$0.79	$0.71	$0.99	$0.93	$3.41
Diluted	0.70	0.63	0.86	0.82	3.01

The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

Note 16.    Subsequent Events (Unaudited)

On September, 13, 2007, the Company acquired Templeton, Kenly & Co, Inc. (“TK”) for approximately $48 million in cash. Funding for the completed transaction came from the Company’s revolver. TK, headquartered in Broadview, Illinois, produces hydraulic pumps and tools, mechanical jacks, wrenches, and actuators. TK will operate within the Company’s Industrial segment.

On October 9, 2007, the Company unwound its $100 million floating to fixed interest rate swaps (See Note 6 “Debt”), to reduce the mix of its fixed rate debt to total debt. The Company received $1.4 million on the unwind as payment for full settlement of the fair value, which will be amortized over the remaining life of the original swaps.

On October 18, 2007, the Company announced that its board of directors had approved a two-for-one stock split of its Class A common stock payable on November 8, 2007 to shareholders of record on October 29, 2007. The split will be in the form of a stock dividend, with shareholders receiving an additional share of stock for each share currently held.

On a pro forma basis, after giving effect to the stock split, the following changes would occur on the Consolidated Balance Sheets and Consolidated Statements of Earnings as of and for the years ending August 31, 2007.

August 31, 2007
Total shares authorized	84,000,000
Total shares issued and outstanding	55,348,715
Common stock	$11,069,744
Additional paid-in capital	$349,190,817

	Year Ended August 31,
	2007	2006	2005
Basic earnings per share:	$1.92	$1.71	$1.37
Diluted earnings per share:	$1.69	$1.50	$1.21

ACTUANT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net Acquired	Accounts Written Off Less Recoveries	Other	Balance at End of Period

Deducted from assets to which they apply:

Allowance for losses— Trade accounts receivable
August 31, 2007	$7,363	$2,465	$456	$2,299	$(129)	$7,856

August 31, 2006	$7,859	$2,823	$410	$3,878	$149	$7,363

August 31, 2005	$4,704	$1,464	$3,012	$1,403	$82	$7,859

Allowance for losses—Inventory
August 31, 2007	$16,977	$2,327	$6,757	$10,336	$40	$15,765

August 31, 2006	$15,318	$3,397	$1,706	$3,970	$526	$16,977

August 31, 2005	$10,375	$2,134	$14,480	$11,225	$(446)	$15,318

Valuation allowance—Income taxes
August 31, 2007	$14,191	$6,392	$183	$3,622	$849	$17,993

August 31, 2006	$13,023	$6,853	$—	$6,110	$425	$14,191

August 31, 2005	$15,254	$1,616	$—	$4,087	$240	$13,023

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2007, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded certain elements of Maxima Technologies, Veha Haaksbergen B.V., Injectaseal Deutschland GmbH, T.T. Fijnmechanica B.V., and BH Electronics, Inc. from its assessment of internal control over financial reporting as of August 31, 2007 because they were acquired by the Company in purchase business combinations during 2007. Subsequent to the acquisitions of businesses in fiscal 2007, certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2007. Maxima Technologies, Veha Haaksbergen B.V., Injectaseal Deutschland GmbH, T.T. Fijnmechanica B.V., and BH Electronics, Inc. are wholly-owned subsidiaries whose total assets and total revenues, excluding integrated elements, represent 14% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2007.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of August 31, 2007 as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors; Executive Officers and Corporate Governance

Information about the Company’s directors is incorporated by reference from the “Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 15, 2008 (the “2008 Annual Meeting Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” section in the Company’s 2007 Annual Meeting Proxy Statement. Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2008 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.

The Company has adopted a code of ethics that applies to its senior executive team, including its chief executive officer, chief financial officer and controller. The code of ethics is posted on the Company’s website and is available free of charge at www.actuant.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the chief executive officer, chief financial officer or controller by posting such information on the Company’s website.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters” and the “Executive Compensation” sections (other than the subsection thereof entitled “Report of the Audit Committee”) of the 2008 Annual Meeting Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2008 Annual Meeting Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the “Certain Relationships and Related Party Transactions” section of the 2008 Annual Meeting Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2008 Annual Meeting Proxy Statement.

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

2.  Financial Statement Schedules

See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data”.

3.  Exhibits

See “Index to Exhibits” beginning on page 76, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTUANT CORPORATION (Registrant)

By:	/s/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: October 30, 2007

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

Signature	Title

/s/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Chairman of the Board, President and Chief Executive Officer

/s/ GUSTAV H.P. BOEL Gustav H.P. Boel	Director and Executive Vice President

/s/ WILLIAM P. SOVEY William P. Sovey	Director

/s/ KATHLEEN J. HEMPEL Kathleen J. Hempel	Director

/s/ WILLIAM K. HALL William K. Hall	Director

/s/ THOMAS J. FISCHER Thomas J. Fischer	Director

Signature	Title

/s/ ROBERT A. PETERSON Robert A. Peterson	Director

/s/ LARRY D. YOST Larry D. Yost	Director

/s/ DENNIS K. WILLIAMS Dennis Williams	Director

/s/ ANDREW G. LAMPEREUR Andrew G. Lampereur	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ CHADWICK I. DELUKA Chadwick I. DeLuka	Corporate Controller and Principal Accounting Officer

*	Each of the above signatures is affixed as of October 30, 2007

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2007

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant’s Form 10-Q for quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant’s Form 10-K for the fiscal year ended August 31, 2003 (“2003 10-K”)

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended August 31, 2004 (“2004 10-K”)

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 8-K filed on July 18, 2006

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended November 30, 2004

4.1	Agreement for Purchase and Sale, Dated August 29, 1990, between Minnesota Mining and Manufacturing Company and Applied Power Inc., and seven related Leases, each dated April 29, 1991, Between Bernard Garland and Sheldon Garland, d/b/a Garland Enterprises,	Exhibit 19.2(a)-(g) to the Registrant’s Form 10-Q for quarter ended May 31, 1991

4.2	Indenture dated June 12, 2007 by and among Actuant Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee relating to $250,000,000 Actuant Corporations 6.875% Senior Notes due 2017	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2007

4.5	Registration Rights Agreement, dated November 10, 2003, relating to $150,000,000 Actuant Corporation 2% Convertible Senior Subordinated Notes Due 2023	Exhibit 4.1 to the Registrant’s Form 10-Q for quarter ended November 30, 2003

4.6	Indenture, dated as of November 10, 2003, among Actuant Corporation as issuer and the Subsidiary Guarantors and U.S. Bank National Association relating to $150,000,000 Actuant Corporation 2% Convertible Senior Subordinated Notes Due 2023	Exhibit 4.2 to the Registrant’s Form 10-Q for quarter ended November 30, 2003

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

4.9	Commercial Paper Agency Agreement dated as of March 26, 2004 between Actuant Corporation, as Issuer and U.S. Bank, NA, as Placement Agent	Exhibit 4.2 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.10	Issuing and Paying Agency Agreement dated March 26, 2004 between Actuant Corporation, as Issuer and U.S. Bank, NA, as Issuing and Paying Agent	Exhibit 4.3 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.11	Commercial Paper Placement Agreement dated March 5, 2004 between Actuant Corporation, as Issuer and M&I Marshall & Ilsley Bank, as Agent	Exhibit 4.4 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.12	Amended and Restated Credit Agreement dated as of December 27, 2004 among Actuant Corporation, JPMorgan Chase Bank, N.A. as LC issuer and agent, and the Lender party thereto.	Exhibit 4.4 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.13	Amendment No. 2 to Amended and Restated Credit Agreement dated as of May 1, 2006, among Actuant Corporation, JP Morgan Chase Bank, N. A. as LC issuer and agent, and the Lender party thereto	Exhibit 14.1 to the Registrant’s Form 10-Q for the quarter ended May 31, 2006

4.14	Amendment No. 3 to Amended and Restated Credit Agreement dated as of February 16, 2007, by and among Actuant Corporation, the financial institutions listed on the signature pages thereto and JP Morgan Chase Bank, National Association, as the administrative	Exhibit 10.1 to the Registrant’s Form 8-K filed on February 23, 2007

4.15	Amendment No. 4 to Amended and Restated Credit Agreement dated as of June 4, 2007, by and among Actuant Corporation, the financial institutions listed on the signature pages thereto and JP Morgan Chase Bank, National Association, as the administrative age	Exhibit 10.1 to the Registrant’s Form 10-Q for the quarters ended May 31, 2007

10.1	Outside Directors’ Deferred Compensation Plan adopted by Board of Directors on May 4, 1995	Exhibit 10.8 to the Registrant’s Form 10-K For fiscal year ended August 31, 1995

10.2	(a) 1996 Stock Plan adopted by board of directors on August 8, 1996 and proposed for shareholder approval on January 8, 1997	Annex A to the Registrant’s Proxy Statement dated November 19, 1996 for 1997 Annual Meeting of Shareholders

	(b) Amendment to 1996 Stock Plan adopted by board of directors on May 8, 1997	Exhibit 10.10(b) to the 1997 10-K

10.3	Actuant Corporation Executive Stock Purchase Plan	Exhibit 10.22 to the 2000 10-K

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.4	Actuant Corporation 2001 Stock Plan	Exhibit B to the Registrant’s Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

10.5	Actuant Corporation 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant’s Proxy Statement, dated December 5, 2005 for the 2006 Annual Meeting of Shareholders

10.6	Receivables Sale Agreement dated as of May 30, 2001, among Actuant Corporation, Del City Wire Co., Inc., GB Tools and Supplies, Inc., Versa Technologies, Inc., and Engineered Solutions, L.P., as Originators, and Actuant Receivables Corporation, as Buyer	Exhibit 10.25 to the Registrant’s Form 10-Q For quarter ended May 31, 2001

10.7	Receivables Purchase Agreement dated as of May 30, 2001, among Actuant Receivables Corporation, as Seller, Actuant Corporation, as Initial Servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as Agent	Exhibit 10.26 to the Registrant’s Form 10-Q for quarter ended May 31, 2001

10.8	Amendment No. 1, dated as of November 30, 2001, to the Receivables Sale Agreement dated as of May 31, 2001, among Actuant Corporation, Del City Wire Co., Inc., GB Tools and Supplies, Inc., Versa Technologies, Inc., and Engineered Solutions, L.P., as Exist	Exhibit 10.28 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.9	Amendment No. 1, dated as of November 30, 2001, to the Receivables Purchase Agreement dated as of May 31, 2001, among Actuant Receivables Corporation, as Seller, Actuant Corporation, as Initial Servicer, Blue Ridge Asset Funding Corporation and Wachovia B	Exhibit 10.29 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.10	Actuant Corporation Change in Control Agreement for Robert C. Arzbaecher dated January 7, 2002.	Exhibit 10.30 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.11	Actuant Corporation Change in Control Agreement for Andrew G. Lampereur dated January 7, 2002.	Exhibit 10.31 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.12	Actuant Corporation Outside Directors’ Deferred Compensation Plan	Exhibit 99.1 to the Registrant’s Form S-8 dated May 24, 2002

10.13	Actuant Corporation 2002 Stock Plan, as amended	Exhibit 10.26 to the Registrant’s Form 8-K filed on January 20, 2006

10.14	Actuant Corporation Long Term Incentive Plan	Exhibit 10.25 to the Registrant’s Form 8-K filed on July 12, 2006

10.15	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.35 to the 2002 10-K

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.16	Actuant Corporation Change in Control Agreement for Guus Boel dated April 30, 2004	Exhibit 10.1 to the Registrant’s Form 10-Q for quarter ended May 31, 2004

10.17	Actuant Corporation Change in Control Agreement for William S. Blackmore dated July 1, 2004	Exhibit 10.4 to the Registrant’s Form 10-Q for quarter ended May 31, 2004

10.18	Actuant Corporation Change in Control Agreement for Mark E. Goldstein dated August 19, 2004	Exhibit 10.29 to the 2004 10-K

10.19	Purchase Agreement dated June 6, 2007 by and among Actuant Corporation, Banc of America Securities LLC, and the other initial purchasers named therein	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2007

10.20	Registration Rights Agreement dated June 12, 2007 by and among Actuant Corporation, the subsidiary guarantors named therein, and the initial purchasers named therein	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2007

10.21	Retention Agreement, dated June 25, 2007, between Actuant Corporation and William Blackmore	Exhibit 10.1 to the Registrant’s Form 8-K files on June 29, 2007

14	Code of Ethics	2003 10-K

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X