Form 10-Q
period 2007-11-30
ACTUANT CORP
filed 2008-01-08
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2007 was 55,812,546.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Such forward-looking statements include statements regarding expected financial results and other planned events, including, but not limited to, anticipated liquidity, and capital expenditures. Words such as “anticipate”, “assume”, “believe”, “estimate”, “expect”, “intend”, “plan”, “seek”, “project”, “target”, “goal”, and variations of such words and similar expressions are intended to indentify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We undertake no obligation to publicly update then forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

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

Our Form 10-K for the fiscal year ended August 31, 2007 contains an expanded description of these and other risks that may affect our business, assets, and results of operations under the section entitled “Risk Factors”.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,
	2007	2006
Net sales	$415,143	$342,983
Cost of products sold	274,309	229,938

Gross profit	140,834	113,045
Selling, administrative and engineering expenses	81,296	67,154
Restructuring charges	5,521	109
Amortization of intangible assets	3,257	2,253

Operating profit	50,760	43,529
Financing costs, net	9,300	6,841
Other (income) expense, net	(1,110)	217

Earnings before income tax expense and minority interest	42,570	36,471
Income tax expense	15,149	11,379
Minority interest, net of income taxes	(6)	(10)

Net earnings	$27,427	$25,102

Earnings per share:
Basic	$0.49	$0.46

Diluted	$0.43	$0.41

Weighted average common shares outstanding:
Basic	55,609	54,600

Diluted	64,654	63,434

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	November 30, 2007	August 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$68,741	$86,680
Accounts receivable	224,419	194,775
Inventories	218,412	197,539
Deferred income taxes	14,516	14,827
Other current assets	12,498	11,459

Total Current Assets	538,586	505,280
Property, Plant and Equipment
Land, buildings, and improvements	34,606	43,034
Machinery and equipment	245,656	224,238

Gross property, plant and equipment	280,262	267,272
Less: Accumulated depreciation	(155,257)	(144,455)

Property, Plant and Equipment, net	125,005	122,817
Goodwill	624,252	599,841
Other Intangibles, net	280,778	260,418
Other Long-term Assets	10,052	12,420

Total Assets	$1,578,673	$1,500,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$134	$—
Trade accounts payable	159,464	153,205
Accrued compensation and benefits	40,863	52,345
Income taxes payable	32,357	20,309
Current maturities of long-term debt	33	519
Other current liabilities	77,198	64,449

Total Current Liabilities	310,049	290,827
Long-term Debt, less Current Maturities	573,267	561,138
Deferred Income Taxes	110,412	103,589
Pension and Postretirement Benefit Liabilities	23,222	27,437
Other Long-term Liabilities	24,235	17,864
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 84,000,000 shares, issued and outstanding 55,760,976 and 55,348,718 shares, respectively	11,152	11,070
Additional paid-in capital	(336,610)	(349,190)
Retained earnings	843,178	825,165
Accumulated other comprehensive income	19,768	12,876
Stock held in trust	(1,939)	(1,744)
Deferred compensation liability	1,939	1,744

Total Shareholders’ Equity	537,488	499,921

Total Liabilities and Shareholders’ Equity	$1,578,673	$1,500,776

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2007	2006
Operating Activities
Net earnings	$27,427	$25,102
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	10,464	7,877
Amortization of debt discount and debt issuance costs	453	382
Stock-based compensation expense	1,603	1,417
Provision/(benefit) for deferred income taxes	6,220	(2,917)
(Gain) loss on disposal of assets	(261)	122
Source (use) of cash from changes in components of working capital:
Accounts receivable	(22,767)	(14,210)
Increase in accounts receivable securitization program	4,924	3,152
Inventories	(7,024)	(6,357)
Prepaid expenses and other assets	948	(1,372)
Trade accounts payable	238	(5,755)
Income taxes payable	2,452	5,377
Other accrued liabilities	4,047	(5,075)

Net cash provided by operating activities	28,724	7,743
Investing Activities
Proceeds from sale of property, plant and equipment	8,321	2,789
Capital expenditures	(9,036)	(6,516)
Cash paid for business acquisitions, net of cash acquired	(47,437)	273

Net cash used in investing activities	(48,152)	(3,454)
Financing Activities
Net borrowings (repayments) on revolving credit facilities and short-term borrowings	134	(1,860)
Principal repayments on term loans	(994)	—
Cash dividend	(2,221)	(2,187)
Stock option exercises, related tax benefits, and other	2,013	114

Net cash used in financing activities	(1,068)	(3,933)
Effect of exchange rate changes on cash	2,557	571

Net (decrease) increase in cash and cash equivalents	(17,939)	927
Cash and cash equivalents – beginning of period	86,680	25,659

Cash and cash equivalents – end of period	$68,741	$26,586

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2007 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company’s significant accounting policies are disclosed in its fiscal 2007 Annual Report on Form 10-K. For additional information, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2007 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise described, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2008.

On October 18, 2007, the Company announced that its board of directors had approved a two-for-one stock split of its Class A common stock payable on November 8, 2007 to shareholders of record on October 29, 2007. The split was in the form of a stock dividend. All prior periods presentation have been adjusted to reflect the stock split.

Prior year Condensed Financial Statements have been reclassified where appropriate to conform to current year presentations. During the first quarter of fiscal 2008, the Company made an organizational change involving its Milwaukee Cylinder business unit, which resulted in it moving from the Engineered Products segment to the Industrial segment.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No.’s 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The adoption of SFAS No. 155 on September 1, 2007 did not have any impact on our consolidated results of operations, financial position, or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The adoption of FIN 48 on September 1, 2007 increased the amount recorded by the Company for uncertain tax positions by approximately $9.4 million. This increase was recorded as an adjustment to fiscal 2008 opening retained earnings (See Note 12).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. We are currently assessing the potential impact of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for us beginning in fiscal 2009. We are currently evaluating the impact SFAS No. 159 could have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s 2010 fiscal year.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for the Company’s 2010 fiscal year. We are currently assessing the potential impact of SFAS No. 160 on our consolidated financial statements.

Note 2. Acquisitions

The Company completed one business acquisition during the first quarter of fiscal 2008 and five business acquisitions during the fiscal year ended August 31, 2007, all of which resulted in the recognition of goodwill in the Company’s Condensed Consolidated Financial Statements. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during fiscal 2007 and fiscal 2008, and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

On September 13, 2007 the Company acquired Templeton, Kenly & Co, Inc. (“TK”) for approximately $47.4 million. Headquartered in Broadview, Illinois, TK produces hydraulic pumps and tools, mechanical jacks, wrenches, and actuators. TK will operate in the High Force Hydraulic Tools product line of our Industrial segment. The preliminary purchase price allocation resulted in $14.0 million assigned to goodwill, $1.7 million assigned to tradenames, $0.3 million assigned to non-compete agreements, $0.3 assigned to patents and $18.9 million assigned to customer relationships. The amounts assigned to non-compete agreements, patents and customer relationships are being amortized over 3, 5 and 15 years, respectively.

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

On January 5, 2007, the Company acquired all of the outstanding stock of Veha Haaksbergen B.V. (“Veha”) for $5.0 million,. Headquartered in Haaksbergen, The Netherlands, Veha manufactures a wide range of machined products, including hydraulic cylinders. Veha is included in the High Force Hydraulic Tools product line of our Industrial segment. The preliminary purchase price allocation resulted in $2.5 million assigned to goodwill (which is not currently deductible for tax purposes), $0.2 million to non-compete agreements and $0.5 million assigned to customer relationships. The amounts assigned to the non-compete agreements and customer relationships are being amortized over 3 years and 10 years, respectively.

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

The following unaudited pro forma results of operations of the Company for the three months ended November 30, 2007 and 2006, respectively, give effect to all acquisitions completed since September 1, 2006 as though the transactions and related financing activities had occurred on September 1, 2006.

	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006
Net sales
As reported	$415,143	$342,983
Pro forma	416,784	381,898
Net earnings
As reported	$27,427	$25,102
Pro forma	27,450	25,461
Basic earnings per share
As reported	$0.49	$0.46
Pro forma	0.49	0.47
Diluted earnings per share
As reported	$0.43	$0.41
Pro forma	0.43	0.41

Note 3. Restructuring Reserves

The Company initiated plans to restructure its European Electrical product line within the Electrical segment during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and improve profitability. To date, the Company has recorded pre-tax restructuring provisions totaling $15.8 million and expects to recognize an additional $4.0 to 5.0 million of similar pre-tax costs by the end of the second quarter, when the restructuring is expected to be completed.

A rollforward of the European Electrical restructuring reserve follows (in thousands):

Accrued restructuring costs as of August 31, 2007	$2,150
Restructuring charges	5,521
Cash restructuring payments	(971)
Product line management and rationalization	(743)
Foreign currency impact	181

Accrued restructuring costs as of November 30, 2007	$6,138

The remaining $6.1 million of accrued restructuring costs at November 30, 2007 represents severance cost of approximately $1.9 million and lease exit costs of approximately $4.2 million. The severance costs will be paid during fiscal 2008 and 2009 and the lease exit costs will be paid over the remaining term of the lease.

Note 4. Accounts Receivable Securitization

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. Book value of accounts receivable in the accompanying Condensed Consolidated Balance Sheet is comprised of the gross accounts receivable retained interest less a reserve for doubtful accounts, which is calculated based on a review of the specific receivable issues and supplemented by a general reserve based on past collection history. The retained interest recorded at November 30, 2007 and August 31, 2007 was $48.0 million and $47.2 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The securitization program has a final maturity in May 2008, subject to annual renewal by the Purchaser. The Company amended its securitization program in May 2007 to increase capacity from $60 million to $65 million. Trade accounts receivables sold and being serviced by the Company totaled $61.4 million and $56.5 million at November 30, 2007 and August 31, 2007, respectively.

Sales of trade receivables from the special purpose subsidiary totaled $114.0 million and $103.1 million for the three months ended November 30, 2007 and 2006, respectively. Cash collections of trade accounts receivable balances in the total receivable pool (including both sold and retained portions) totaled $196.1 million and $170.8 million for the three months ended November 30, 2007 and 2006, respectively.

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

	Balance Outstanding		Balance Outstanding 60 Days or More Past Due		Net Credit Losses Three Months Ended
	November 30, 2007	August 31, 2007	November 30, 2007	August 31, 2007	November 30, 2007	November 30, 2006
Trade accounts receivable subject to securitization program	$109,432	$103,706	$7,214	$6,963	$485	$529
Trade accounts receivable balances sold	61,442	56,518

Retained interest	$47,990	$47,188

Accounts receivable financing costs of $0.6 million for both of the three months ended November 30, 2007 and 2006 are included in financing costs in the accompanying Condensed Consolidated Statements of Earnings.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended November 30, 2007 are as follows:

	Industrial	Electrical	Actuation Systems	Engineered Products	Total
Balance as of August 31, 2007	$163,890	$205,963	$169,660	$60,328	$599,841
Business acquired	14,025	—	—	—	14,025
Purchase accounting adjustments	2,176	—	—	—	2,176
Currency impact and other	3,617	2,294	918	1,381	8,210

Balance as of November 30, 2007	$183,708	$208,257	$170,578	$61,709	$624,252

As discussed in Note 13, during the first quarter of fiscal 2008, a segment reporting change was made involving the Company’s Milwaukee Cylinder business unit. This resulted in a $4.7 million reclassification of goodwill between the Engineered Products and Industrial segments which is reflected in the August 31, 2007 balances above.

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of November 30, 2007 and August 31, 2007 are as follows:

	November 30, 2007			August 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer Relationships	$140,565	$17,294	$123,271	$120,505	$15,181	$105,324
Patents	45,485	19,254	26,231	44,922	18,284	26,638
Trademarks	6,458	3,170	3,288	6,437	3,041	3,396
Non-compete agreements	2,305	894	1,411	1,930	781	1,149
Other	750	673	77	656	583	73

Total	$195,563	$41,285	$154,278	$174,450	$37,870	$136,580

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of November 30, 2007 and August 31, 2007 are $126.5 million and $123.8 million, respectively. These assets are comprised of acquired tradenames.

The increase in the gross carrying amounts of goodwill and other intangible assets is the result of an acquisition completed in the current fiscal year and the impact of foreign currency rates. See Note 2, “Acquisitions” for additional details.

Amortization expense recorded on the intangible assets listed above was $3.3 million and $2.3 million for the three months ended November 30, 2007 and 2006, respectively. The Company estimates that amortization expense will approximate $10.2 million for the remainder of the fiscal year ended August 31, 2008. Amortization expense for future years is estimated to be as follows: $13.5 million in fiscal 2009, $13.3 million in fiscal 2010, $12.7 million in 2011, $12.5 million in fiscal 2012, $11.4 million in fiscal 2013, and $80.7 million thereafter.

Note 6. Accrued Product Warranty Costs

The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty during the three months ended November 30, 2007 and 2006:

	Three Months Ended November 30,
	2007	2006
Beginning balance	$10,070	$6,888
Warranty reserves of acquired business	72	—
Provision for warranties	3,420	2,137
Warranty payments and costs incurred	(2,450)	(1,566)
Foreign currency impact	308	91

Ending balance	$11,420	$7,550

Note 7. Debt

The Company’s indebtedness, as of November 30, 2007 and August 31, 2007 was as follows:

	November 30, 2007	August 31, 2007
Commercial paper	$—	$—
Revolver	—	—
Term loan	155,000	155,000
6.875% Senior Notes, due 2017	249,063	249,039
Other	19,371	7,618

Sub-total—Senior indebtedness	423,434	411,657
Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	150,000

Total debt, excluding short-term borrowings	573,434	561,657
Less: current maturities of long-term debt and short-term borrowings	(167)	(519)

Total long-term debt, less current maturities	$573,267	$561,138

The Company’s senior credit facility, as amended, provides for $155.0 million of term loans in addition to a $250.0 million revolver. The term loans mature on December 22, 2009 while the revolver matures on February 19, 2009. At November 30, 2007, the remaining $155.0 million outstanding term loans carried an interest rate of 6.534%, which represented LIBOR plus a 1.0% borrowing spread. All senior credit facility borrowings are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s debt to EBIDTA leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver. At November 30, 2007, the non-use fee was 0.20%. The senior credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, dividends and other restricted payments. As of November 30, 2007, the Company was in compliance with all debt covenants.

There were no commercial paper borrowings outstanding at November 30, 2007. Total commercial paper outstanding cannot exceed $100.0 million under the terms of the senior credit facility. The revolver provides the liquidity backstop for outstanding commercial paper. Given the long term nature of the revolver backstop, all outstanding commercial paper is classified as a component of long-term debt. The combined outstanding balance of the revolver and any outstanding commercial paper cannot exceed $250.0 million. The unused and available credit line under the revolver at November 30, 2007 was approximately $250.0 million.

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

On October 9, 2007, the Company terminated its $100 million aggregate notional value floating to fixed interest rate swaps, in order to reduce the mix of its fixed rate debt to total debt. The Company received $1.4 million on the termination as payment for full settlement of the fair value, which is being amortized over the remaining life of the original contracts.

In August 2006, the Company entered into cross-currency interest rate swap agreements (the “agreements”) between the U.S. dollar and the euro to hedge its net investment in European subsidiaries. In May 2007, the Company entered into further cross-currency interest rate swap agreements to hedge additional exposure on its net investments in European subsidiaries. The cross-currency interest rate swap agreements have a total notional value of €125.0 million and a maturity date of November 30, 2009. As of November 30, 2007 and 2006, the weakening of the US dollar caused the cross-currency interest rate swaps to be in an unrealized loss position in the amount of $19.1 million and $3.1 million, respectively, which is included with long-term debt.

While the Company regularly hedges certain commodity risks, the fair value of such contracts were not significant at November 30, 2007.

Note 9. Employee Benefit Plans

The Company provides defined benefit pension and other postretirement benefits to certain employees of domestic businesses it acquired that were entitled to those benefits prior to acquisition. At November 30, 2007 and August 31, 2007, the defined benefit plans consisted of three plans. Most of the domestic defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits. The postretirement medical plans consist of four plans, all of which are unfunded. Two of the plans require individuals receiving medical benefits under the plan to make contributions to defray a portion of the cost, and these retiree contributions are adjusted annually. The other two plans do not require retiree contributions.

The Company also maintains nine separate defined benefit pension plans for certain non-US employees. Unlike existing U.S. pension plans, future benefits are earned with respect to the foreign plans.

Components of net periodic benefit costs were as follows:

	Three Months Ended November 30,
	2007	2006
Domestic Defined Benefit Pension Plans
Service Cost	$21	$21
Interest Cost	563	550
Expected return on assets	(702)	(631)
Amortization of actuarial loss	2	37

Net periodic benefit credit	$(116)	$(23)

Domestic Postretirement Medical Benefit Plans
Service Cost	$6	$6
Interest Cost	57	60
Amortization of actuarial gain	(109)	(119)

Net periodic benefit credit	$(46)	$(53)

Foreign Defined Benefit Pension Plans
Service Cost	$122	$149
Interest Cost	355	322
Expected return on assets	(80)	(64)
Amortization of actuarial loss	1	6

Net periodic benefit cost	$398	$413

The Company contributed approximately $1.6 million of cash and 120,000 shares of its common stock to various pension plans during the three months ended November 30, 2007. The Company does not anticipate making any significant contributions for the balance of fiscal 2008.

Note 10. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended November 30,
	2007	2006
Numerator:
Net Earnings	$27,427	$25,102
Plus: 2% Convertible Notes financings costs, net of taxes	611	611

Net earnings for diluted earnings per share	$28,038	$25,713

Denominator (in thousands):
Weighted average common shares outstanding for basic earnings per share	55,609	54,600
Net effect of dilutive stock options based on the treasury stock method using average market price	1,528	1,317
Net effect of 2% Convertible Notes based on the if-converted method	7,517	7,517

Weighted average common and equivalent shares outstanding for diluted earnings per share	64,654	63,434

Basic Earnings Per Share:	$0.49	$0.46

Diluted Earnings Per Share:	$0.43	$0.41

Note 11. Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business, and its ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for the three months ended November 30, 2007, was 35.6% compared to 31.2% during the three months ended November 30, 2006. The effective income tax rate was higher in the three months ended November 30, 2007 primarily as a result of the restructuring charges for which tax benefits were fully reserved with valuation allowances.

As of September 1, 2007, the Company recognized the cumulative effect of adopting FIN 48 as a decrease to the opening balance of retained earnings, as follows (in thousands):

Retained earnings at August 31, 2007	$825,165
Impact of adoption of FIN 48	(9,408)

Retained earnings at September 1, 2007	$815,757

The amount of unrecognized tax benefit after the FIN 48 adjustment was $20.8 million. Of the unrecognized tax benefit, $19.9 million relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate of the Company. The Company does not expect any uncertain tax benefits to significantly increase or decrease within the next 12 months. With few exceptions, the Company is no longer subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities in the Company’s major tax jurisdictions for years before fiscal year 2003. The Company charges interest and penalties, in relation to unrecognized tax benefits, in the provision for income taxes.

Note 12. Segment Information

The Company is a manufacturer of a broad range of industrial products and systems and is organized into four reportable segments: Industrial, Electrical, Actuation Systems, and Engineered Products.

The Industrial segment is primarily involved in the design, manufacture, and distribution of branded hydraulic tools to the industrial, oil & gas, power generation, construction, and production automation markets. Industrial also provides manpower services and tool rental to the global joint integrity market. The Electrical segment is primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail electrical wholesale, original equipment manufacturer (“OEM”), and marine markets. The Actuation Systems segment primarily focuses on developing and marketing highly engineered position and motion control systems for OEMs in the recreational vehicle, automotive, truck, and other industrial markets. The Engineered Products segment designs and manufactures various industrial products for industrial markets. During the first quarter of fiscal 2008, the

Company made an organizational change involving its Milwaukee Cylinder business unit, which resulted in it moving from the Engineered Products segment to the Industrial segment. All segment information has been adjusted to reflect this change. The Company evaluates segment performance based primarily on net sales and operating profit and has not aggregated individual operating segments due to the similar economic characteristics of the businesses.

The following tables summarize financial information by reportable segment.

	Three Months Ended
	November 30, 2007	November 30, 2006
Net Sales:
Industrial	$137,089	$103,934
Electrical	133,962	122,017
Actuation Systems	112,899	105,654
Engineered Products	31,193	11,378

Total	$415,143	$342,983

Operating Profit:
Industrial	$37,976	$28,958
Electrical	4,905	9,248
Actuation Systems	10,059	8,614
Engineered Products	4,235	1,653
General Corporate	(6,415)	(4,944)

Total	$50,760	$43,529

	November 30, 2007	August 31, 2007
Assets:
Industrial	$496,596	$423,565
Electrical	465,724	454,946
Actuation Systems	375,429	355,764
Engineered Products	145,957	147,412
General Corporate	94,967	119,089

Total	$1,578,673	$1,500,776

The following table summarizes sales by product line:

	Three Months Ended
	November 30, 2007	November 30, 2006
High Force Hydraulic Tools	$87,412	$63,944
Joint Integrity	49,677	39,990
North American Electrical	35,150	33,562
European Electrical	44,176	43,344
Specialty Electrical	29,604	18,243
Professional Electrical	25,032	26,868
Automotive Actuation Systems	32,531	32,328
Recreational Vehicle Actuation Systems	25,355	24,173
Truck Actuation Systems	45,533	41,487
Other	40,673	19,044

Total net sales	$415,143	$342,983

In addition to the impact of foreign currency rate changes, the comparability of the segment and product line data is impacted by the acquisitions discussed in Note 2, “Acquisitions”.

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, the fair value of derivative instruments and the retained interest in trade accounts receivable (subject to the accounts receivable program discussed in Note 4. “Accounts Receivable Securitization”).

Note 13. Contingencies and Litigation

The Company had outstanding letters of credit of $6.5 million at November 30, 2007 and August 31, 2007, respectively. The letters of credit secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $6.1 million at November 30, 2007. The future undiscounted minimum lease payments for these leases are as follows: $0.3 million in the balance of calendar 2007, $1.1 million in calendar 2008 through 2010, $1.2 million in calendar 2011; and $4.9 million thereafter.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified global manufacturer of a broad range of industrial products and systems, organized into four reportable segments, Industrial, Electrical, Actuation Systems, and Engineered Products. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, construction, oil & gas, and production automation markets. In addition, this segment provides manpower services and product rental to the global joint integrity market. The Electrical segment is primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail home center, hardware cooperative, electrical wholesale and marine markets. The Actuation Systems segment focuses on developing and marketing value-added, customized motion control systems and equipment for original equipment manufacturers in the recreational vehicle, automotive, truck, and other industrial markets. The Engineered Products segment designs and manufactures a variety of products for industrial markets. The Company has not aggregated individual operating segments within these reportable segments. The Company evaluates segment performance based primarily on net sales and operating profit.

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

Results of Operations for the Three Months Ended November 30, 2007 and 2006

The comparability of the operating results for the three months ended November 30, 2007 to the prior year has been impacted by acquisitions. Listed below are the acquisitions completed since September 1, 2006.

Business	Segment	Product Line	Acquisition Date
Maxima Technologies	Engineered Products	Other	December 22, 2006
Veha Haaksbergen B.V.	Industrial	High Force Hydraulic Tools	January 5, 2007
Injectaseal Deutschland GmbH	Industrial	Joint Integrity	January 22, 2007
T.T. Fijnmechanica B.V.	Industrial	High Force Hydraulic Tools	April 16, 2007
BH Electronics, Inc.	Electrical	Specialty Electrical	June 29, 2007
Templeton, Kenly & Co., Inc.	Industrial	High Force Hydraulic Tools	September 13, 2007

The results of operations for acquired businesses are included in the Company’s reported results of operations only since their respective acquisition dates. In addition to the impact of acquisitions on operating results, currency translation rates can influence our reported results since approximately half of our sales are denominated in currencies other than the US dollar. The weakening of the US dollar has positively impacted comparisons of fiscal 2008 results to the prior year due to the translation of non-US dollar denominated subsidiary results.

Consolidated net sales increased by $72.1 million, or 21.0%, from $343.0 million for the three months ended November 30, 2006 to $415.1 million for the three months ended November 30, 2007. Excluding $43.1 million of sales from acquired businesses and the $17.6 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2008 first quarter consolidated net sales increased 3% as compared to the fiscal 2007 first quarter consolidated net sales.

Operating profit for the three months ended November 30, 2007 was $50.8 million, compared with $43.5 million for the three months ended November 30, 2006. The comparability between periods is impacted by acquisitions, foreign currency exchange rate changes, and European Electrical restructuring provisions recorded during the quarter. The changes in operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales

	Three Months Ended
	November 30, 2007	November 30, 2006
Net Sales:
Industrial	$137.1	$104.0
Electrical	133.9	122.0
Actuation Systems	112.9	105.7
Engineered Products	31.2	11.3

Total	$415.1	$343.0

Industrial Segment

Industrial segment net sales increased by $33.1 million, or 32%, from $104.0 million for the three months ended November 30, 2006 to $137.1 million for the three months ended November 30, 2007. Excluding sales from the four acquisitions completed since the beginning of fiscal 2007 and the $5.8 million favorable impact of foreign currency rate changes on translated results, sales grew 11%. The core sales increase reflects a continuation of strong demand in the oil, gas and power generation markets as well as the industrial maintenance, repair and operations (MRO) markets, benefiting both the joint integrity and hydraulic tools product lines.

Electrical Segment

Electrical net sales increased by $11.9 million, or 10%, from $122.0 million for the three months ended November 30, 2006 to $133.9 million for the three months ended November 30, 2007. Excluding acquisitions and the $5.6 million favorable impact of foreign currency rate changes on translated results, sales declined 3%. This reduction primarily reflected the impact of weaker European retail and do-it-yourself market demand and lower original equipment manufacturer (“OEM”) demand in the professional electric product lines. Additionally, year-over-year comparisons were affected by our strategic decision to exit low margin products in the European Electrical product line as part of our previously announced restructuring program.

Actuation Systems Segment

Actuation Systems net sales increased by $7.2 million, or 7%, from $105.7 million for the three months ended November 30, 2006 to $112.9 million for the three months ended November 30, 2007. Excluding the $6.2 million favorable impact of foreign currency rate changes on translated results, sales grew 1% reflecting strong demand in Truck Actuation Systems outside of North America offset by difficult prior year comparisons in Auto Actuation Systems and North American Truck Actuation System sales. There were several automotive platform launches in fiscal 2007 that did not repeat in fiscal 2008. Sales of Truck Actuation Systems into the North American marketplace were negatively impacted by the effects of a pre-buy stemming from the adoption of new more stringent North American diesel engine emissions standards that took effect on January 1, 2007. This pre-buy resulted in a surge in OEM production levels in late calendar 2006, followed by significantly lower OEM production levels in calendar 2007. Sales growth of RV Actuation Systems slowed during the first quarter of fiscal 2008 due to more challenging market conditions, which was partially offset by the carryover benefit of market share gains in fiscal 2007.

Engineered Products Segment

Engineered Products net sales increased by $19.9 million, from $11.3 million for the three months ended November 30, 2006 to $31.2 million for the three months ended November 30, 2007 due to the Maxima acquisition and core sales growth. Excluding the Maxima acquisition, sales increased 19%, primarily reflecting strong demand in the aerospace and utility end markets.

Operating Profit

	Three Months Ended
	November 30, 2007	November 30, 2006
Operating Profit:
Industrial	$38.0	$29.0
Electrical	4.9	9.2
Actuation Systems	10.1	8.6
Engineered Products	4.2	1.6
General Corporate	(6.4)	(4.9)

Total	$50.8	$43.5

Industrial Segment

Industrial operating profit increased by $9.0 million, or 31%, from $29.0 million for the three months ended November 30, 2006 to $38.0 million for the three months ended November 30, 2007. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit grew 25% as a result of increased sales volumes from both existing and acquired businesses, higher production levels resulting in increased absorption of fixed costs, price increases, and operating efficiencies, offset by acquisition mix and higher intangible asset amortization.

Electrical Segment

Electrical operating profit decreased by $4.3 million, or 47%, from $9.2 million for the three months ended November 30, 2006 to $4.9 million for the three months ended November 30, 2007 as a result of $5.5 million of European Electrical restructuring charges (see further detail below). Excluding the restructuring charges, operating profit increased by $1.2 million as a result of the June 2007 acquisition of BH, controlled selling, administrative, and engineering (SAE) expenses and the benefit of increased low cost country sourcing. These improvements were partly offset by the profit impact of a 3% sales decline in existing businesses and inefficiencies related to the European Electrical restructuring program.

The European Electrical restructuring program continued in the first quarter of fiscal 2008. We anticipate that the total pre-tax cost of the program will be approximately $20 million, $15.8 million of which has already been recognized. This program is designed to reduce operating costs and outsource the manufacturing of certain components to drive increased profitability in the Electrical segment. The European Electrical restructuring program is expected to save $7 to $8 million (pre-tax) annually when completed during the second quarter of fiscal 2008 (See Note 3. “Restructuring”).

Actuation Systems Segment

Actuation Systems operating profit increased by $1.5 million, or 17%, from $8.6 million for the three months ended November 30, 2006 to $10.1 million for the three months ended November 30, 2007. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit improved 11% due to customer price increases, improved plant efficiency through our continuous improvement initiatives, and further expansion of our low cost country sourcing.

Engineered Products Segment

Engineered Products operating profit increased from $1.6 million for the three months ended November 30, 2006 to $4.2 million for the three months ended November 30, 2007 reflecting the December 2006 acquisition of Maxima, the benefits of increased sales volume, low cost country sourcing, and operating efficiencies.

General Corporate

General corporate expenses increased by approximately $1.5 million, to $6.4 million for the three months ended November 30, 2007 primarily the result of higher staffing levels to support business expansion, expenses to support corporate-wide training initiatives, continued investments to grow our presence in emerging markets, higher incentive compensation expense, and increased professional fees for income tax planning and compliance.

Financing Costs, net

All debt is considered to be for general corporate purposes, and financing costs, therefore, have not been allocated to the reportable segments. The $2.5 million year-over-year increase in financing costs reflects higher debt levels resulting from acquisitions.

Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, and our ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for the three months ended November 30, 2007, was 35.6% compared to 31.2% during the three months ended November 30, 2006. The effective income tax rate was higher in the three months ended November 30, 2007 primarily as a result of the restructuring charges for which no tax benefits could be recorded.

Restructuring Reserves

The Company initiated plans to restructure its European Electrical product line within the Electrical segment during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and improve profitability.

A rollforward of the European Electrical restructuring reserve follows (in thousands):

Accrued restructuring costs as of August 31, 2007	$2,150
Restructuring charges	5,521
Cash payments	(971)
Product line management and rationalization	(743)
Currency impact	181

Accrued restructuring costs as of November 30, 2007	$6,138

The remaining $6.1 million of accrued restructuring costs at November 30, 2007 represents severance cost of approximately $1.9 million and lease exit costs of approximately $4.2 million. The severance costs will be paid during fiscal 2008 and 2009 and the lease exit costs will be paid over the remaining term of the lease.

Liquidity and Capital Resources

Cash and cash equivalents totaled $68.7 million and $86.7 million at November 30, 2007 and August 31, 2007, respectively.

The Company reported cash provided by operating activities of $28.7 million and $7.7 million during the three months ended November 30, 2007 and 2006, respectively. The increase results from higher earnings and improved working capital management. Additionally, the Company increased the accounts receivable sold under the securitization program by approximately $8.2 million year-over-year. Cash provided by operating activities is primarily used to fund capital expenditures, acquisitions and debt repayments.

Cash used in investing activities totaled $48.2 million and $3.5 million during the three months ended November 30, 2007 and 2006, respectively. The Company purchased TK Simplex for approximately $47.5 million during the three months ended November 30, 2007 and made no acquisitions during the three months ended November 30, 2006. Additionally, capital expenditures increased due to ongoing ERP system upgrades and construction of a new facility in China. We funded some of these additions with approximately $8.0 million of proceeds received from sale and lease back transactions during the quarter.

Net cash used in financing activities totaled $1.1 million and $3.9 million during the three months ended November 30, 2007 and 2006, respectively. The use of cash in the first quarter of fiscal 2008 primarily related to the funding of the $2.2 million annual cash dividend.

At November 30, 2007, we had approximately $250.0 million of availability under our bank revolving credit line. We believe that such availability, combined with our existing cash on hand and funds generated from operations, will be adequate to meet operating, debt service, funding of acquisitions, and capital expenditure requirements for the foreseeable future.

Primary Working Capital Management

The Company uses primary working capital as a percentage of sales as a key indicator of working capital management. We define this metric as the sum of net accounts receivable, outstanding balances on the accounts receivable securitization facility, and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric:

	November 30, 2007	PWC %	November 30, 2006	PWC %
Accounts receivable, net	$224,419		$186,709
Accounts receivable securitization	61,442		53,115

Total accounts receivable	285,861	16.6%	239,824	17.5%
Inventory, net	218,412	12.7%	174,355	12.7%
Accounts payable	(159,464)	(9.2%)	(118,423)	(8.6%)

Net primary working capital	$344,809	20.0%	$295,756	21.6%

Our net primary working capital percentage decreased from 21.6% to 20.0%, due to the timing of sales in the quarter, increased sales volume, and the impact of acquisitions on the working capital mix.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $6.1 million at November 30, 2007. The future undiscounted minimum lease payments for these leases are as follows: $0.3 million in calendar 2007, $1.1 million in calendar 2008 through 2010, $1.2 million in calendar 2011; and $4.9 million thereafter.

As more fully discussed in Note 4, “Accounts Receivable Securitization”, in the Notes to Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization program. Trade receivables sold and being serviced by the Company were $61.4 million and $56.5 million at November 30, 2007 and August 31, 2007, respectively. If the Company had discontinued this securitization program at November 30, 2007 it would have been required to borrow approximately $61.4 million to finance the working capital increase. Total capacity under the securitization program is $65.0 million.

The Company had outstanding letters of credit of $6.5 million at November 30, 2007 and August 31, 2007, respectively. The letters of credit secure self-insured workers compensation liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and, to a lesser extent, commodity prices. To reduce such risks, the Company selectively uses financial instruments and other proactive management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading or speculative purposes. A discussion of the Company’s accounting policies for derivative financial instruments is included within Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s fiscal 2007 Annual Report on Form 10-K.

Currency Risk —The Company has exposure to foreign currency exchange fluctuations. Approximately 50% and 48% of its revenues for the three months ended November 30, 2007 and the year ended August 31, 2007, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 66% were denominated in euros, with the majority of the remainder denominated in British pounds. The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). Under the swaps, the Company receives interest based on a variable U.S. dollar rate and pays interest on variable euro rates on the outstanding notional principal amounts in dollars and euros. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. (See Note 8. “Derivatives”).

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

Interest Rate Risk —The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are based on LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. (See Note 8, “Derivatives”). An increase or decrease of 25 basis points in the applicable interest rates on variable rate debt at November 30, 2007 would result in a change in pre-tax interest expense of approximately $0.5 million on an annual basis.

Commodity Risk —We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on the Company’s results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion. In addition, continuous improvement initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. The Company did not have any significant derivative contracts in place at November 30, 2007 or August 31, 2007 to hedge exposure to commodity risk.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are inapplicable and have been omitted.

Item 6 – Exhibits

(a)	Exhibits

See “Index to Exhibits” on page 21, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: January 8, 2008	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED November 30, 2007

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