Form 10-Q
period 2008-02-29
ACTUANT CORP
filed 2008-04-08
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2008 was 55,862,332.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Such forward-looking statements include statements regarding expected financial results and other planned events, including, but not limited to, anticipated liquidity, and capital expenditures. Words such as “anticipate”, “assume”, “believe”, “estimate”, “expect”, “intend”, “plan”, “seek”, “project”, “target”, “goal”, and variations of such words and similar expressions are intended to indentify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We undertake no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

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

Our Form 10-K for the fiscal year ended August 31, 2007 as updated in the Current Report on Form 8-K dated February 28, 2008 contains an expanded description of these and other risks that may affect our business, assets, and results of operations under the section entitled “Risk Factors”.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net sales	$399,629	$341,020	$814,772	$684,003
Cost of products sold	265,789	230,775	540,099	460,713

Gross profit	133,840	110,245	274,673	223,290
Selling, administrative and engineering expenses	82,679	66,910	163,976	134,064
Restructuring charges—European Electrical	4,952	3,776	10,472	3,885
Amortization of intangible assets	3,461	2,660	6,718	4,913

Operating profit	42,748	36,899	93,507	80,428
Financing costs, net	9,032	8,268	18,331	15,109
Other (income) expense, net	(670)	754	(1,780)	972

Earnings before income tax expense and minority interest	34,386	27,877	76,956	64,347
Income tax expense	12,154	8,956	27,302	20,334
Minority interest, net of income taxes	(7)	2	(12)	(8)

Net earnings	$22,239	$18,919	$49,666	$44,021

Earnings per share:
Basic	$0.40	$0.35	$0.89	$0.81

Diluted	$0.35	$0.31	$0.79	$0.71

Weighted average common shares outstanding:
Basic	55,815	54,653	55,712	54,627

Diluted	64,716	63,480	64,691	63,458

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	February 29, 2008	August 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$94,912	$86,680
Accounts receivable	236,006	194,775
Inventories	221,208	197,539
Deferred income taxes	14,382	14,827
Other current assets	11,607	11,459

Total Current Assets	578,115	505,280
Property, Plant and Equipment
Land, buildings, and improvements	39,628	43,034
Machinery and equipment	251,139	224,238

Gross property, plant and equipment	290,767	267,272
Less: Accumulated depreciation	(164,634)	(144,455)

Property, Plant and Equipment, net	126,133	122,817
Goodwill	626,677	599,841
Other Intangibles, net	276,967	260,418
Other Long-term Assets	10,138	12,420

Total Assets	$1,618,030	$1,500,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$2,148	$—
Trade accounts payable	166,923	153,205
Accrued compensation and benefits	47,923	52,345
Income taxes payable	31,000	20,309
Current maturities of long-term debt	34	519
Other current liabilities	67,181	64,449

Total Current Liabilities	315,209	290,827
Long-term Debt, less Current Maturities	580,159	561,138
Deferred Income Taxes	110,726	103,589
Pension and Postretirement Benefit Liabilities	23,877	27,437
Other Long-term Liabilities	25,691	17,864
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 84,000,000 shares, issued and outstanding 55,836,339 and 55,348,718 shares, respectively	11,167	11,070
Additional paid-in capital	(333,584)	(349,190)
Retained earnings	865,416	825,165
Accumulated other comprehensive loss	19,369	12,876
Stock held in trust	(1,997)	(1,744)
Deferred compensation liability	1,997	1,744

Total Shareholders’ Equity	562,368	499,921

Total Liabilities and Shareholders’ Equity	$1,618,030	$1,500,776

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	February 29, 2008	February 28, 2007
Operating Activities
Net earnings	$49,666	$44,021
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	21,492	16,721
Stock-based compensation expense	3,140	2,750
Provision/(benefit) for deferred income taxes	6,679	(3,154)
Other	(215)	765
Source (use) of cash from changes in components of working capital:
Accounts receivable	(25,055)	(10,130)
Accounts receivable securitization program	331	(6,115)
Inventories	(6,180)	(7,820)
Prepaid expenses and other assets	1,975	(1,311)
Trade accounts payable	4,762	(15,208)
Income taxes payable	1,656	(3,770)
Other accrued liabilities	2,593	(5,391)

Net cash provided by operating activities	60,844	11,358
Investing Activities
Proceeds from sale of property, plant and equipment	11,579	2,789
Capital expenditures	(19,234)	(12,737)
Cash paid for business acquisitions, net of cash acquired	(51,066)	(110,059)

Net cash used in investing activities	(58,721)	(120,007)
Financing Activities
Net borrowings (repayments) on revolving credit facilities and short-term borrowings	2,140	(43,991)
Proceeds from term loans	—	155,677
Principal repayments on term loans	(1,001)	(2,469)
Cash dividend	(2,221)	(2,187)
Stock option exercises, related tax benefits, and other	3,338	67

Net cash provided by financing activities	2,256	107,097
Effect of exchange rate changes on cash	3,853	744

Net increase (decrease) in cash and cash equivalents	8,232	(808)
Cash and cash equivalents – beginning of period	86,680	25,659

Cash and cash equivalents – end of period	$94,912	$24,851

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2007 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company’s significant accounting policies are disclosed in its fiscal 2007 Annual Report on Form 10-K. For additional information, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2007 Annual Report on Form 10-K and the Current Report on Form 8-K dated February 28, 2008.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise described, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2008.

On October 18, 2007, the Company announced that its board of directors had approved a two-for-one stock split of its Class A common stock payable on November 8, 2007 to shareholders of record on October 29, 2007. The split was in the form of a stock dividend. All prior periods presented have been adjusted to reflect the stock split.

Prior year Condensed Financial Statements have been reclassified where appropriate to conform to current year presentations. During the first quarter of fiscal 2008, the Company made an organizational change involving its Milwaukee Cylinder business unit, which resulted in it moving from the Engineered Products segment to the Industrial segment.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS Nos. 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The adoption of SFAS No. 155 on September 1, 2007 did not have any impact on our consolidated results of operations, financial position, or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The adoption of FIN 48 on September 1, 2007 increased the amount recorded by the Company for uncertain tax positions by approximately $9.4 million. This increase was recorded as an adjustment to fiscal 2008 opening retained earnings (See Note 11).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for us beginning in fiscal 2010. We are currently assessing the potential impact of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for us beginning in fiscal 2009. We are currently assessing the potential impact SFAS No. 159 could have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be effective for us beginning in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary are also required. SFAS No. 160 will be effective for us beginning in fiscal 2010. We are currently assessing the potential impact of SFAS No. 160 on our consolidated financial statements.

Note 2. Acquisitions

The Company completed one business acquisition during the first quarter of fiscal 2008 and five business acquisitions during the fiscal year ended August 31, 2007, all of which resulted in the recognition of goodwill in the Company’s Condensed Consolidated Financial Statements. The Company is continuing to evaluate the initial purchase price allocations for the acquisition completed during fiscal 2008 and four of the acquisitions completed in fiscal 2007, and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

On September 13, 2007 the Company acquired Templeton, Kenly & Co, Inc. (“TK”) for approximately $47.4 million. Headquartered in Broadview, Illinois, TK produces hydraulic pumps and tools, mechanical jacks, wrenches, and actuators. TK is included in the High Force Hydraulic Tools product line of our Industrial segment. The preliminary purchase price allocation resulted in $14.2 million assigned to goodwill, $1.7 million assigned to tradenames, $0.3 million assigned to non-compete agreements, $0.3 assigned to patents and $18.9 million assigned to customer relationships. The amounts assigned to non-compete agreements, patents and customer relationships are being amortized over 3, 5 and 15 years, respectively.

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

On January 5, 2007, the Company acquired all of the outstanding stock of Veha Haaksbergen B.V. (“Veha”) for $5.0 million, Headquartered in Haaksbergen, The Netherlands, Veha manufactures a wide range of machined products, including hydraulic cylinders. Veha is included in the High Force Hydraulic Tools product line of our Industrial segment. The preliminary purchase price allocation resulted in $2.2 million assigned to goodwill (which is not currently deductible for tax purposes), $0.2 million to non-compete agreements and $0.5 million assigned to customer relationships. The amounts assigned to the non-compete agreements and customer relationships are being amortized over 3 years and 10 years, respectively.

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

The following unaudited pro forma financial results of the Company for the three and six months ended February 29, 2008 and February 28, 2007, respectively, give effect to all acquisitions completed since September 1, 2006 as though the transactions and related financing activities had occurred on September 1, 2006.

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net sales
As reported	$399,629	$341,020	$814,772	$684,003
Pro forma	399,629	364,747	816,413	746,645
Net earnings
As reported	$22,239	$18,919	$49,666	$44,021
Pro forma	22,239	18,951	49,685	44,363
Basic earnings per share
As reported	$0.40	$0.35	$0.89	$0.81
Pro forma	0.40	0.35	0.89	0.81
Diluted earnings per share
As reported	$0.35	$0.31	$0.79	$0.71
Pro forma	0.35	0.31	0.79	0.72

Note 3. Restructuring

The Company initiated plans to restructure its European Electrical product line within the Electrical segment during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and improve profitability. During the quarter ended February 29, 2008, the Company completed these restructuring activities resulting in cumulative pre-tax restructuring provisions totaling $20.8 million (including $5.5 million and $5.0 million in the first and second quarters of fiscal 2008, respectively).

A rollforward of the European Electrical restructuring reserve follows:

Accrued restructuring costs as of August 31, 2007	$2,150
Restructuring charges	10,472
Cash restructuring payments	(1,826)
Product line management and rationalization	(3,051)
Foreign currency impact	432

Accrued restructuring costs as of February 29, 2008	$8,177

The remaining $8.2 million of accrued restructuring costs at February 29, 2008 represents severance cost of approximately $1.3 million, lease exit costs of approximately $4.4 million, and product line management costs of $2.5 million. The severance and product line management costs will be paid during fiscal 2008 and 2009, while the lease exit costs will be paid over the remaining 12 year term of the lease. The accrued restructuring costs are reflected in the other current liabilities and other non-current liabilities in the amount of $4.2 million and $4.0 million, respectively in the Condensed Consolidated Balance Sheets.

Note 4. Accounts Receivable Securitization

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. Book value of accounts receivable in the accompanying Condensed Consolidated Balance Sheet is comprised of the gross accounts receivable retained interest less a reserve for doubtful accounts, which is calculated based on a review of the specific receivable issues and supplemented by a general reserve based on past collection history. The retained interest recorded at February 29, 2008 and August 31, 2007 was $49.4 million and $47.2 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The securitization program has a final maturity in May 2008, subject to annual renewal by the Purchaser. The Company amended its securitization program in May 2007 to increase capacity from $60 million to $65 million. Trade accounts receivables sold and being serviced by the Company totaled $56.8 million and $56.5 million at February 29, 2008 and August 31, 2007, respectively.

Sales of trade receivables from the special purpose subsidiary totaled $111.2 million and $225.2 million for the three and six months ended February 29, 2008, respectively, and $94.4 million and $197.6 million for the three and six months ended February 28, 2007, respectively. Cash collections of trade accounts receivable balances in the total receivable pool (including both sold and retained portions) totaled $201.3 million and $397.5 million for the three and six months ended February 29, 2008, respectively, and $167.6 million and $338.3 million for the three and six months ended February 28, 2007, respectively.

The accounts receivables securitization program is accounted for as a sale in accordance with FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – A Replacement of FASB Statement No. 125.” Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received from the sale are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The following table provides additional information about delinquencies and net credit losses for trade accounts receivable subject to the accounts receivable securitization program.

	Balance Outstanding		Balance Outstanding 60 Days or More Past Due		Net Credit Losses Three Months Ended
	February 29, 2008	August 31, 2007	February 29, 2008	August 31, 2007	February 29, 2008	February 28, 2007
Trade accounts receivable subject to securitization program	$106,250	$103,706	$6,409	$6,963	$551	$590
Trade accounts receivable balances sold	56,849	56,518

Retained interest	$49,401	$47,188

Accounts receivable financing costs of $0.8 million and $1.7 million for the three and six months ended February 29, 2008, respectively, and $0.7 million and $1.5 million for the three and six months ended February 28, 2007, respectively, are included in financing costs in the accompanying Condensed Consolidated Statements of Earnings.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended February 29, 2008 are as follows:

	Industrial	Electrical	Actuation Systems	Engineered Products	Total
Balance as of August 31, 2007	$163,890	$205,963	$169,660	$60,328	$599,841
Business acquired	14,242	—	—	—	14,242
Purchase accounting adjustments	1,972	1,019	—	—	2,991
Currency impact	2,444	3,564	1,460	2,135	9,603

Balance as of February 29, 2008	$182,548	$210,546	$171,120	$62,463	$626,677

As discussed in Note 12, during the first quarter of fiscal 2008, a segment reporting change was made involving the Company’s Milwaukee Cylinder business unit. This resulted in a $4.7 million reclassification of goodwill between the Engineered Products and Industrial segments which is reflected in the August 31, 2007 balances above.

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of February 29, 2008 and August 31, 2007 are as follows:

	February 29, 2008			August 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer Relationships	$140,411	$19,532	$120,879	$120,505	$15,181	$105,324
Patents	45,376	20,147	25,229	44,922	18,284	26,638
Trademarks	6,421	3,265	3,156	6,437	3,041	3,396
Non-compete agreements	2,333	1,008	1,325	1,930	781	1,149
Other	807	738	69	656	583	73

Total	$195,348	$44,690	$150,658	$174,450	$37,870	$136,580

The gross carrying amount of the Company’s remaining intangible assets (that have indefinite lives and are not subject to amortization) as of February 29, 2008 and August 31, 2007 are $126.3 million and $123.8 million, respectively. These assets are comprised of acquired tradenames.

The increase in the gross carrying amounts of goodwill and other intangible assets is the result of an acquisition completed in the current fiscal year and the impact of foreign currency rates. See Note 2, “Acquisitions” for additional details.

Amortization expense recorded on the intangible assets listed above was $3.5 million and $6.7 million for the three and six months ended February 29, 2008, respectively, and $2.7 million and $4.9 million for the three and six months ended February 28, 2007, respectively. The Company estimates that amortization expense will approximate $6.8 million for the remainder of the fiscal year ended August 31, 2008. Amortization expense for future years is estimated to be as follows: $13.5 million in fiscal 2009, $13.2 million in fiscal 2010, $12.7 million in 2011, $12.5 million in fiscal 2012, $11.4 million in fiscal 2013, and $80.6 million thereafter.

Note 6. Accrued Product Warranty Costs

The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty during the six months ended February 29, 2008 and February 28, 2007:

	Six Months Ended
	February 29, 2008	February 28, 2007
Beginning balance	$10,070	$6,888
Provision for warranties	5,776	3,730
Warranty payments and costs incurred	(4,621)	(3,278)
Warranty reserves of acquired business	50	1,481
Foreign currency impact	482	96

Ending balance	$11,757	$8,917

Note 7. Debt

The Company’s indebtedness, as of February 29, 2008 and August 31, 2007 was as follows:

	February 29, 2008	August 31, 2007
Senior Credit Facility
Commercial paper	$—	$—
Revolver	—	—
Term loan	155,000	155,000

Total Senior Credit Facility	155,000	155,000
6.875% Senior Notes, due 2017	249,088	249,039
Other	28,253	7,618

Sub-total – Senior Indebtedness	432,341	411,657
Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	150,000

Total debt	582,341	561,657
Less: current maturities of long-term debt and short-term borrowings	(2,182)	(519)

Total long-term debt, less current maturities	$580,159	$561,138

The Company’s senior credit facility, as amended, includes $155.0 million of term loans in addition to a $250.0 million revolver. The term loans mature on December 22, 2009 while the revolver matures on February 19, 2009. At February 29, 2008, the remaining $155.0 million outstanding term loan carried an interest rate of 4.894%, which represented LIBOR plus a 0.875% borrowing spread. All senior credit facility borrowings are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s debt to EBIDTA leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver. At February 29, 2008, the non-use fee was 0.20%. The senior credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, dividends and other restricted payments. As of February 29, 2008, the Company was in compliance with all debt covenants.

There were no commercial paper borrowings outstanding at February 29, 2008. Total commercial paper outstanding cannot exceed $100.0 million under the terms of the senior credit facility. The unused and available credit line under the revolver at February 29, 2008 was approximately $250.0 million.

On June 12, 2007, the Company issued $250.0 million of 6.875% Senior Notes (the “6.875% Senior Notes”) at an approximate $1.0 million discount, generating net proceeds of $249.0 million. The Senior Notes were issued at a price of 99.607% to yield 6.93%, and require no principal installments prior to their June 15, 2017 maturity. The approximate $1.0 million initial issuance discount is being amortized through interest expense over the 10 year life of the 6.875% Senior Notes. The net proceeds from the 6.875% Senior Notes were used to reduce the outstanding term loans under the senior credit facility from $400.0 million to $155.0 million. All material domestic wholly-owned subsidiaries fully and unconditionally guarantee the 6.875% Senior Notes (See Note 14. “Guarantor Subsidiaries”).

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

In August 2006, the Company entered into cross-currency interest rate swap agreements (the “agreements”) between the U.S. dollar and the euro to hedge its net investment in European subsidiaries. In May 2007, the Company entered into further cross-currency interest rate swap agreements to hedge additional exposure on its net investments in European subsidiaries. The cross-currency interest rate swap agreements have a total notional value of €125.0 million and a maturity date of November 30, 2009. As of February 29, 2008, and February 28, 2007, the weakening of the U.S. dollar caused the cross-currency interest rate swaps to be in an unrealized loss position in the amount of $26.1 million and $2.9 million, respectively, which is included in the other long-term debt less current maturities balance.

While the Company regularly hedges certain commodity risks, the fair values of such contracts were not significant at February 29, 2008.

Note 9. Employee Benefit Plans

The Company provides defined benefit pension and other postretirement benefits to certain employees of domestic businesses it acquired that were entitled to those benefits prior to acquisition. At February 29, 2008 and August 31, 2007, the defined benefit plans consisted of three plans. Most of the domestic defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits. The postretirement medical plans consist of four plans, all of which are unfunded. Two of the plans require individuals receiving medical benefits under the plan to make contributions to defray a portion of the cost, and these retiree contributions are adjusted annually. The other two plans do not require retiree contributions.

The Company also maintains nine separate defined benefit pension plans for certain non-U.S. employees. Unlike existing U.S. pension plans, future benefits are earned with respect to the foreign plans.

Components of net periodic benefit costs were as follows:

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Domestic Defined Benefit Pension Plans
Service Cost	$21	$21	$41	$42
Interest Cost	563	550	1,127	1,100
Expected return on assets	(702)	(631)	(1,403)	(1,262)
Amortization of actuarial loss	2	37	4	73

Net periodic benefit credit	$(116)	$(23)	$(231)	$(47)

Domestic Postretirement Medical Benefit Plans
Service Cost	$6	$6	$12	$12
Interest Cost	57	60	113	120
Amortization of prior service cost	—	—	1	0
Amortization of actuarial gain	(109)	(119)	(218)	(237)

Net periodic benefit credit	$(46)	$(53)	$(92)	$(105)

Foreign Defined Benefit Pension Plans
Service Cost	$122	$149	$244	$299
Interest Cost	355	322	710	644
Expected return on assets	(80)	(64)	(160)	(128)
Amortization of actuarial loss	1	6	2	12

Net periodic benefit cost	$398	$413	$796	$827

The Company contributed approximately $1.6 million of cash and 120,000 shares of its common stock to various pension plans during the six months ended February 29, 2008 and does not anticipate making any significant contributions for the balance of fiscal 2008.

Note 10. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Numerator:
Net Earnings	$22,239	$18,919	$49,666	$44,021
Plus: 2% Convertible Notes financings costs, net of taxes	611	611	1,222	1,222

Net earnings for diluted earnings per share	$22,850	$19,530	$50,888	$45,243

Denominator (in thousands):
Weighted average common shares outstanding for basic earnings per share	55,815	54,653	55,712	54,626
Net effect of dilutive stock options based on the treasury stock method using average market price	1,384	1,310	1,462	1,315
Net effect of 2% Convertible Notes based on the if-converted method	7,517	7,517	7,517	7,517

Weighted average common and equivalent shares outstanding for diluted earnings per share	64,716	63,480	64,691	63,458

Basic Earnings Per Share:	$0.40	$0.35	$0.89	$0.81

Diluted Earnings Per Share:	$0.35	$0.31	$0.79	$0.71

Note 11. Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business, and its ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for the three and six months ended February 29, 2008 was 35.3% and 35.5% compared to 32.1% and 31.6% during the three and six months ended February 28, 2007, respectively. The effective income tax rate was higher in the six months ended February 29, 2008 primarily as a result of no tax benefit being recorded for the majority of the European restructuring charges.

The continuing unrecognized tax benefit accrued was $24.7 million and $20.8 million as of February 29, 2008 and September 1, 2007 (date of FIN 48 adoption), respectively. The Company recognized the cumulative effect of the adoption as a $9.4 million decrease to the opening balance of retained earnings as of September 1, 2007. As of February 29, 2008 and September 1, 2007, $23.8 million and $19.9 million, respectively, of the unrecognized tax benefit relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate of the Company. For the three and six months ended February 29, 2008, the Company increased its unrecognized tax benefits through net earnings by $1.9 million and by $3.9 million, respectively. These unrecognized tax benefit balances were a result of management’s review of certain tax positions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities in the Company’s major tax jurisdictions for years before fiscal year 2003. The Company does not expect any uncertain tax benefits to significantly increase or decrease within the next 12 months. The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. As of February 29, 2008 and September 1, 2007 the Company had accrued approximately $3.8 million and $3.1 million, respectively for the payment of interest and penalties related to income taxes.

Note 12. Segment Information

The Company is a manufacturer of a broad range of industrial products and systems and is organized into four reportable segments: Industrial, Electrical, Actuation Systems, and Engineered Products.

The Industrial segment is primarily involved in the design, manufacture, and distribution of branded hydraulic tools to the industrial, oil & gas, power generation, construction, and production automation markets. Industrial also provides manpower services and tool rental to the global joint integrity market. The Electrical segment is primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail electrical, wholesale, original equipment manufacturer (“OEM”), and marine markets. The Actuation Systems segment primarily focuses on developing and marketing highly engineered position and motion control systems for OEMs in the recreational vehicle, automotive, truck, and other industrial markets. The Engineered Products segment designs and manufactures various products for industrial markets. During the first quarter of fiscal 2008, the Company made an organizational change involving its Milwaukee Cylinder business unit, which resulted in it moving from the Engineered Products segment to the Industrial segment. All segment information has been adjusted to reflect this change. The Company evaluates segment performance based primarily on net sales and operating profit and has not aggregated individual operating segments due to the similar economic characteristics of the businesses.

The following tables summarize financial information by reportable segment.

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net Sales:
Industrial	$130,802	$96,501	$267,891	$200,435
Electrical	130,779	123,599	264,741	245,616
Actuation Systems	109,764	97,656	222,663	203,311
Engineered Products	28,284	23,264	59,477	34,641

Total	$399,629	$341,020	$814,772	$684,003

Operating Profit:
Industrial	$32,756	$24,204	$70,732	$53,163
Electrical	6,287	5,759	11,192	15,007
Actuation Systems	8,301	7,954	18,360	16,568
Engineered Products	3,146	3,087	7,381	4,739
Corporate	(7,742)	(4,105)	(14,158)	(9,049)

Total	$42,748	$36,899	$93,507	$80,428

	February 29, 2008	August 31, 2007
Assets:
Industrial	$495,045	$423,565
Electrical	470,701	454,946
Actuation Systems	395,430	355,764
Engineered Products	145,613	147,412
Corporate	111,241	119,089

Total	$1,618,030	$1,500,776

The following table summarizes sales by product line:

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
High Force Hydraulic Tools	$87,344	$65,625	$174,756	$129,570
Joint Integrity	43,458	30,875	93,135	70,865
North American Electrical	33,549	34,163	68,699	67,725
European Electrical	43,109	41,167	87,284	84,511
Specialty Electrical	28,894	20,620	58,499	38,863
Professional Electrical	25,227	27,649	50,259	54,517
Automotive Actuation Systems	32,676	28,760	65,207	61,088
Recreational Vehicle Actuation Systems	22,069	26,024	47,424	50,197
Truck Actuation Systems	45,414	33,858	90,947	75,345
Other	37,889	32,279	78,562	51,322

Total	$399,629	$341,020	$814,772	$684,003

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

Note 13. Contingencies and Litigation

The Company had outstanding letters of credit of $6.4 million and $6.5 million at February 29, 2008 and August 31, 2007, respectively. The letters of credit secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $5.7 million at February 29, 2008. The future undiscounted minimum lease payments for these leases are as follows: $0.9 million in calendar 2008; $1.1 million in calendar 2009 and 2010, $1.2 million in calendar 2011 and 2012; and $3.8 million thereafter.

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

Note 14. Guarantor Subsidiaries

On June 12, 2007, Actuant Corporation (the “Parent”) issued $250.0 million of 6.875% Senior Notes. All of our material domestic 100% owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 6.875% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the condensed results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

General corporate expenses have not been allocated to subsidiaries, and are all included under the Parent heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level (Parent column in the following tables) which are not allocated to subsidiaries including, but not limited to, certain employee benefit, insurance, financing, and tax liabilities. Income tax provisions for domestic Actuant Corporation subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the Parent level. Net sales reported for each of the headings only includes sales to third parties; sales between entities are not significant. Additionally, substantially all of the indebtedness of the Company has historically been, and continues to be, carried at the corporate level and is therefore included in the Parent column in the following tables. Substantially all accounts receivable of the Parent and Guarantors are sold into the accounts receivable program described in Note 4. “Accounts Receivable Securitization”. Allowances for doubtful accounts remains recorded at the Parent and Guarantors. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries of the Company or with Actuant.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands)

	Three Months Ended February 29, 2008
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$57,135	$125,171	$217,323	$—	$399,629
Cost of sales	27,019	93,516	145,254	—	265,789

Gross profit	30,116	31,655	72,069	—	133,840
Selling, administrative and engineering expenses	22,747	20,933	38,999	—	82,679
Restructuring charges—European Electrical	—	—	4,952	—	4,952
Amortization of intangible assets	602	1,712	1,147	—	3,461

Operating profit	6,767	9,010	26,971	—	42,748
Financing costs, net	8,379	66	587	—	9,032
Intercompany expense (income), net	(7,627)	6,491	1,136	—	—
Other (income) expense, net	75	59	(804)	—	(670)

Earnings before income tax expense and minority interest	5,940	2,394	26,052	—	34,386
Income tax expense	2,100	846	9,208	—	12,154
Minority interest, net of income taxes	—	—	(7)	—	(7)

Net earnings before equity in earnings of subsidiaries	3,840	1,548	16,851	—	22,239
Equity in earnings of subsidiaries	18,399	6,547	2,345	(27,291)	—

Net earnings	$22,239	$8,095	$19,196	$(27,291)	$22,239

	Three Months Ended February 28, 2007
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$43,771	$132,108	$165,141	$—	$341,020
Cost of sales	20,174	97,466	113,135	—	230,775

Gross profit	23,597	34,642	52,006	—	110,245
Selling, administrative and engineering expenses	15,345	20,619	30,946	—	66,910
Restructuring charges—European Electrical	—	—	3,776	—	3,776
Amortization of intangible assets	244	1,594	822	—	2,660

Operating profit	8,008	12,429	16,462	—	36,899
Financing costs, net	7,528	(3)	743	—	8,268
Intercompany expense (income), net	(5,082)	5,254	(172)	—	—
Other (income) expense, net	33	(48)	769	—	754

Earnings before income tax expense and minority interest	5,529	7,226	15,122	—	27,877
Income tax expense	1,776	2,321	4,859	—	8,956
Minority interest, net of income taxes	—	—	2	—	2

Net earnings before equity in earnings of subsidiaries	3,753	4,905	10,261	—	18,919
Equity in earnings of subsidiaries	15,166	—	—	(15,166)	—

Net earnings	$18,919	$4,905	$10,261	$(15,166)	$18,919

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands)

	Six Months Ended February 29, 2008
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$114,856	$256,967	$442,949	$—	$814,772
Cost of sales	53,008	192,373	294,718	—	540,099

Gross profit	61,848	64,594	148,231	—	274,673
Selling, administrative and engineering expenses	42,792	44,352	76,832	—	163,976
Restructuring charges—European Electrical	—	—	10,472	—	10,472
Amortization of intangible assets	1,145	3,424	2,149	—	6,718

Operating profit	17,911	16,818	58,778	—	93,507
Financing costs, net	16,952	63	1,316	—	18,331
Intercompany expense (income), net	(13,168)	11,338	1,830	—	—
Other (income) expense, net	471	63	(2,314)	—	(1,780)

Earnings before income tax expense and minority interest	13,656	5,354	57,946	—	76,956
Income tax expense	4,846	1,899	20,557	—	27,302
Minority interest, net of income taxes	—	—	(12)	—	(12)

Net earnings before equity in earnings of subsidiaries	8,810	3,455	37,401	—	49,666
Equity in earnings of subsidiaries	40,856	6,547	2,345	(49,748)	—

Net earnings	$49,666	$10,002	$39,746	$(49,748)	$49,666

	Six Months Ended February 28, 2007
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$91,314	$255,555	$337,134	$—	$684,003
Cost of sales	42,027	189,634	229,052	—	460,713

Gross profit	49,287	65,921	108,082	—	223,290
Selling, administrative and engineering expenses	31,919	40,873	61,272	—	134,064
Restructuring charges—European Electrical	—	—	3,885	—	3,885
Amortization of intangible assets	488	2,822	1,603	—	4,913

Operating profit	16,880	22,226	41,322	—	80,428
Financing costs, net	13,576	2	1,531	—	15,109
Intercompany expense (income), net	(9,542)	10,425	(883)	—	—
Other (income) expense, net	44	(14)	942	—	972

Earnings before income tax expense and minority interest	12,802	11,813	39,732	—	64,347
Income tax expense	4,045	3,752	12,537	—	20,334
Minority interest, net of income taxes	—	—	(8)	—	(8)

Net earnings before equity in earnings of subsidiaries	8,757	8,061	27,203	—	44,021
Equity in earnings of subsidiaries	35,264	—	—	(35,264)	—

Net earnings	$44,021	$8,061	$27,203	$(35,264)	$44,021

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	February 29, 2008
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$13,937	$—	$80,975	$—	$94,912
Accounts receivable	764	2,983	232,259	—	236,006
Inventories	33,302	84,305	103,601	—	221,208
Deferred income taxes	13,774	37	571	—	14,382
Other current assets	3,754	1,259	6,594	—	11,607

Total Current Assets	65,531	88,584	424,000	—	578,115
Property, Plant & Equipment, net	18,561	34,274	73,298	—	126,133
Goodwill	61,631	366,735	198,311	—	626,677
Other Intangibles, net	37,644	168,202	71,121	—	276,967
Investment in Subsidiaries	1,276,456	220,711	33,923	(1,531,090)	—
Other Long-term Assets	9,103	216	819	—	10,138

Total Assets	$1,468,926	$878,722	$801,472	$(1,531,090)	$1,618,030

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$2,148	$—	$2,148
Trade accounts payable	24,650	43,186	99,087	—	166,923
Accrued compensation and benefits	13,607	6,331	27,985	—	47,923
Income taxes payable	12,409	5,393	13,198	—	31,000
Current maturities of long-term debt	—	4	30	—	34
Other current liabilities	14,506	18,415	34,260	—	67,181

Total Current Liabilities	65,172	73,329	176,708	—	315,209
Long-term Debt, less Current Maturities	580,140	2	17	—	580,159
Deferred Income Taxes	89,763	(286)	21,249	—	110,726
Pension and Post-retirement Benefit Liabilities	5,935	—	17,942	—	23,877
Other Long-term Liabilities	17,383	1,277	7,031	—	25,691
Intercompany Payable (Receivable)	148,165	(93,348)	(54,817)	—	—
Shareholders’ Equity	562,368	897,748	633,342	(1,531,090)	562,368

Total Liabilities and Shareholders’ Equity	$1,468,926	$878,722	$801,472	$(1,531,090)	$1,618,030

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 31, 2007
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$25,605	$—	$61,075	$—	$86,680
Accounts receivable	(2,008)	(1,463)	198,246	—	194,775
Inventories	23,078	82,704	91,757	—	197,539
Deferred income taxes	14,088	37	702	—	14,827
Other current assets	4,126	1,044	6,289	—	11,459

Total Current Assets	64,889	82,322	358,069	—	505,280
Property, Plant & Equipment, net	13,919	42,807	66,091	—	122,817
Goodwill	47,389	366,729	185,723	—	599,841
Other Intangibles, net	17,538	171,626	71,254	—	260,418
Investment in Subsidiaries	1,173,141	154,541	62,666	(1,390,348)	—
Other Long-term Assets	11,483	197	740	—	12,420

Total Assets	$1,328,359	$818,222	$744,543	$(1,390,348)	$1,500,776

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$—	$—	$—
Trade accounts payable	21,955	46,964	84,286	—	153,205
Accrued compensation and benefits	17,783	8,462	26,100	—	52,345
Income taxes payable	(1,876)	10,728	11,457	—	20,309
Current maturities of long-term debt	—	4	515	—	519
Other current liabilities	15,563	18,272	30,614	—	64,449

Total Current Liabilities	53,425	84,430	152,972	—	290,827
Long-term Debt, less Current Maturities	560,604	4	530	—	561,138
Deferred Income Taxes	83,459	(286)	20,416	—	103,589
Pension and Post-retirement Benefit Liabilities	7,171	—	20,266	—	27,437
Other Long-term Liabilities	14,053	1,525	2,286	—	17,864
Intercompany Payable (Receivable)	109,726	(98,504)	(11,222)	—	—
Shareholders’ Equity	499,921	831,053	559,295	(1,390,348)	499,921

Total Liabilities and Shareholders’ Equity	$1,328,359	$818,222	$744,543	$(1,390,348)	$1,500,776

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended February 29, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	51,801	99,667	56,819	(147,443)	60,844

Investing Activities
Proceeds from sale of property, plant & equipment	1,084	8,137	2,358	—	11,579
Capital expenditures	(2,956)	(2,992)	(13,286)	—	(19,234)
Change in intercompany investment	(53,715)	(63,980)	28,462	89,233	—
Changes in intercompany receivables/payable	38,438	7,250	(45,688)	—	—
Cash paid for business acquisitions, net of cash acquired	(47,437)	—	(3,629)	—	(51,066)

Cash used in investing activities	(64,586)	(51,585)	(31,783)	89,233	(58,721)

Financing Activities
Net borrowings on revolving credit facilities and short-term borrowings	—	—	2,140	—	2,140
Principal repayments on term loans	—	—	(1,001)	—	(1,001)
Intercompany dividends paid	—	(48,082)	(10,128)	58,210	—
All other	1,117	—	—	—	1,117

Cash provided by financing activities	1,117	(48,082)	(8,989)	58,210	2,256

Effect of exchange rate changes on cash	—	—	3,853	—	3,853

Net increase in cash and cash equivalents	(11,668)	—	19,900	—	8,232
Cash and cash equivalents—beginning of period	25,605	—	61,075	—	86,680

Cash and cash equivalents—end of period	$13,937	$—	$80,975	$—	$94,912

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended February 28, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	10,430	(4,230)	18,102	(12,944)	11,358

Investing Activities
Proceeds from sale of property, plant & equipment	2,223	90	476	—	2,789
Capital expenditures	(2,492)	(1,722)	(8,523)	—	(12,737)
Changes in intercompany receivables/payable	(24,536)	18,806	5,730	—	—
Cash paid for business acquisitions, net of cash acquired	(89,776)	—	(20,283)	—	(110,059)

Cash used in investing activities	(114,581)	17,174	(22,600)	—	(120,007)

Financing Activities
Net (repayments) borrowings on revolving credit facilities and short-term borrowings	(44,304)	—	313	—	(43,991)
Proceeds from issuance of term loans	150,000	—	5,677	—	155,677
Principal repayments on term loans	—	—	(2,469)	—	(2,469)
Intercompany dividends paid	—	(12,944)	—	12,944	—
All other	(2,120)	—	—	—	(2,120)

Cash provided by financing activities	103,576	(12,944)	3,521	12,944	107,097

Effect of exchange rate changes on cash	—	—	744	—	744

Net increase in cash and cash equivalents	(575)	—	(233)	—	(808)
Cash and cash equivalents—beginning of period	575	—	25,084	—	25,659

Cash and cash equivalents—end of period	$—	$—	$24,851	$—	$24,851

Note 15. Subsequent Event

On March 3, 2008, the Company acquired Superior Plant Services, LLC (“SPS”) for approximately $57 million in cash. Funding for the completed transaction came from a combination of available cash and the Company’s revolver. SPS, headquartered in Terrytown, Louisiana, serves the oil & gas and nuclear power industries in North America, and will be included in the Company’s Industrial segment.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified global manufacturer of a broad range of industrial products and systems, organized into four reportable segments, Industrial, Electrical, Actuation Systems, and Engineered Products. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, construction, oil & gas, and production automation markets. In addition, this segment provides manpower services and product rental to the global joint integrity market. The Electrical segment is primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail electrical, wholesale, original equipment manufacturer (“OEM”), and marine markets. The Actuation Systems segment primarily focuses on developing and marketing highly engineered position and motion control systems for OEMs in the recreational vehicle, automotive, truck, and other industrial markets. The Engineered Products segment designs and manufactures a variety of products for industrial markets. The Company has not aggregated individual operating segments within these reportable segments. The Company evaluates segment performance based primarily on net sales and operating profit.

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

Results of Operations for the Three and Six Months Ended February 29, 2008 and February 28, 2007

The comparability of the operating results for the three and six months ended February 29, 2008 to the prior year periods is impacted by acquisitions. Listed below are the acquisitions completed since September 1, 2006.

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

The operating results of acquired businesses are included in the Company’s reported results of operations only since their respective acquisition dates. In addition to the impact of acquisitions, changes in currency translation rates can impact the comparability of our results since approximately half of our sales are denominated in currencies other than the US dollar. The weakening of the US dollar has favorably impacted fiscal 2008 results compared to the prior year.

Consolidated net sales increased by $58.6 million, or 17%, from $341.0 million for the three months ended February 28, 2007 to $399.6 million for the three months ended February 29, 2008. Excluding $27.3 million of sales from acquired businesses and the $17.4 million favorable foreign currency impact, fiscal 2008 second quarter consolidated net sales increased 4%. Fiscal 2008 year-to-date sales increased by $130.8 million, or 19%, from $684.0 million in the comparable prior year period to $814.8 million in the current year. Excluding $70.4 million of sales from acquired businesses and the $35.0 million favorable impact of foreign currency exchange rate changes, sales for the six months ended February 29, 2008 increased 4% compared to the prior year period. The changes in sales at the segment level are discussed in further detail below.

Operating profit for the three months ended February 29, 2008 was $42.7 million, compared with $36.9 million for the three months ended February 28, 2007. Operating profit for the six months ended February 29, 2008 was $93.5 million, compared to $80.4 million for the six months ended February 28, 2007. The comparability between periods is impacted by acquisitions, foreign currency exchange rate changes, increased sales and profit margins and European Electrical restructuring provisions recorded during the period. The changes in operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net Sales:
Industrial	$130.8	$96.5	$267.9	$200.5
Electrical	130.8	123.6	264.7	245.6
Actuation Systems	109.7	97.6	222.7	203.3
Engineered Products	28.3	23.3	59.5	34.6

Total	$399.6	$341.0	$814.8	$684.0

Industrial Segment

Industrial segment net sales increased by $34.3 million, or 36%, from $96.5 million for the three months ended February 28, 2007 to $130.8 million for the three months ended February 29, 2008. During the six months ended February 29, 2008, Industrial net sales increased by $67.4 million, or 34%, from $200.5 million for the six months ended February 28, 2007 to $267.9 million. Excluding sales from acquisitions and favorable impact of foreign currency rate changes, core sales grew 16% and 13% for the three and six months ended February 29, 2008, respectively. The core sales increase reflects a continuation of strong global demand in both the Joint Integrity and High Force Hydraulic tools product lines and modest price increases.

Electrical Segment

Electrical net sales increased by $7.2 million, or 6%, from $123.6 million for the three months ended February 28, 2007 to $130.8 million for the three months ended February 29, 2008. During the six months ended February 29, 2008, Electrical net sales increased by $19.1 million, or 8%, from $245.6 million for the six months ended February 28, 2007 to $264.7 million. Excluding the acquisition of BH Electronics in June 2007 and the favorable impact of foreign currency rate changes, core sales declined 6% and 4% for the three and six months ended February 29, 2008, respectively. The decline is the result of lower demand in the retail Do-It-Yourself (“DIY”), transformer, and marine markets. Approximately 64% of the Electrical Segment sales are generated in North America, where economic conditions have deteriorated since the prior year. Year-over-year comparisons were also negatively affected by our strategic decision to exit low margin products in the European Electrical product line as part of our previously announced restructuring program.

Actuation Systems Segment

Actuation Systems net sales increased by $12.1 million, or 12%, from $97.6 million for the three months ended February 28, 2007 to $109.7 million for the three months ended February 29, 2008. During the six month period ended February 29, 2008, Actuation Systems net sales increased by $19.4 million, or 10%, from $203.3 million to $222.7 million. Excluding the favorable impact of foreign currency rate changes, core sales grew 5% and 3% for the three and six months ended February 29, 2008, respectively, reflecting strong demand from our global Truck customers offset by lower sales of Recreational Vehicle (“RV”) sales. Truck sales increased due to robust European new truck build rates and the anniversary of last year’s emissions related North American truck pre-buy. Auto sales increased modestly as a result of new model launches. RV product line sales declined approximately 15% as a result of lower OEM build levels caused by weaker consumer RV demand.

Engineered Products Segment

Engineered Products net sales increased by $5.0 million, from $23.3 million for the three months ended February 28, 2007 to $28.3 million for the three months ended February 29, 2008 due to the Maxima acquisition in December 2006 and core sales growth. For the six months ended February 29, 2008, Engineered Products net sales increased $24.9 million, to $59.5 million, due to the Maxima acquisition and core sales growth. Excluding the Maxima acquisition, core sales grew 1% during the fiscal 2008 second quarter compared to the prior year. On a year-to-date basis, core sales have grown 10%, excluding the Maxima acquisition, primarily due to strong demand in the utility end market.

Operating Profit

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Operating Profit:
Industrial	$32.8	$24.2	$70.7	$53.2
Electrical	6.3	5.7	11.2	15.0
Actuation Systems	8.3	8.0	18.4	16.5
Engineered Products	3.1	3.1	7.4	4.7
Corporate	(7.7)	(4.1)	(14.2)	(9.0)

Total	$42.8	$36.9	$93.5	$80.4

Industrial Segment

Industrial operating profit increased by $8.6 million, or 36%, from $24.2 million for the three months ended February 28, 2007 to $32.8 million for the three months ended February 29, 2008. For the six months ended February 29, 2008, Industrial operating profit increased by $17.5 million, or 33%, from $53.2 million for the six months ended February 28, 2007 to $70.7 million. Operating profits grew as a result of increased sales volumes from both existing and acquired businesses, higher production levels resulting in increased absorption of fixed costs, price increases, operating efficiencies and the favorable impact of foreign exchange rates; partially offset by unfavorable sales and acquisition mix and higher intangible asset amortization and increased cost of certain raw materials.

Electrical Segment

Electrical operating profit increased by $0.6 million, or 11%, from $5.7 million for the three months ended February 28, 2007 to $6.3 million for the three months ended February 29, 2008. For the six months ended February 29, 2008, Electrical operating profit decreased by $3.8 million, or 25%, from $15.0 million for the six months ended February 28, 2007 to $11.2 million. Excluding European Electrical restructuring charges, operating profit grew during both the three and six months ended February 29, 2008. The growth in both periods was the result of the June 2007 acquisition of BH, controlled selling, administrative, and engineering (SAE) expenses, the benefit of increased low cost country sourcing and the favorable impact of foreign exchange rates; partially offset by the sales volume decline in existing businesses and increased cost of certain raw materials.

The European Electrical restructuring program was completed during the second quarter of fiscal 2008 at a cumulative pre-tax cost of $20.8 million. This program is expected to generate pre-tax savings of $7 to $8 million annually (See Note 3. “Restructuring”).

Actuation Systems Segment

Actuation Systems operating profit increased by $0.3 million, or 4%, from $8.0 million for the three months ended February 28, 2007 to $8.3 million for the three months ended February 29, 2008. Excluding the cost to consolidate plants, operating profit increased modestly due to higher sales. For the six months ended February 29, 2008, Actuation Systems operating profit increased by $1.9 million, or 12%, from $16.5 million for the six months ended February 28, 2007 to $18.4 million. The operating profit improved during the period due to higher sales volumes, customer price increases, improved plant efficiency through our continuous improvement initiatives, further expansion of our low cost country sourcing and the favorable impact of foreign exchange rates; partially offset by the facility consolidation costs and increased cost of certain raw materials.

Engineered Products Segment

Engineered Products operating profit was $3.1 million for both the three months ended February 29, 2008 and February 28, 2007 as a result of higher sales volumes entirely offset by facility relocation and downsizing costs at several locations. Excluding the costs to relocate and downsize facilities, operating profits increased modestly due to higher sales. For the six months ended February 29, 2008, Engineered Products operating profit increased by $2.7 million from $4.7 million during the six months ended February 28, 2007, to $7.4 million. The operating profit improved during the period due to higher sales volumes, customer price increases, and further expansion of low cost country sourcing partially offset by the previously mentioned facility relocation and downsizing costs and increased cost of certain raw materials.

Corporate

Corporate expenses increased by approximately $3.6 million to $7.7 million for the three months ended February 29, 2008 and by approximately $5.2 million to $14.2 million for the six months ended February 29, 2008. These increases were primarily the result of higher staffing levels to support business expansion, expenses to support corporate-wide training initiatives, higher incentive compensation expense, start-up costs for our Taicang, China facility, and increased income tax consulting fees.

Financing Costs, net

All debt is considered to be for general corporate purposes, and financing costs, therefore, have not been allocated to the reportable segments. The $3.2 million year-over-year increase in financing costs reflects higher average debt levels during the period as a result of timing of acquisitions.

Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, and our ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for the three and six months ended February 29, 2008 was 35.3% and 35.5% compared to 32.1% and 31.6% during the three and six months ended February 28, 2007, respectively. The effective income tax rate was higher in the six months ended February 29, 2008 primarily as a result of no tax benefit being recorded for the majority of the European Electrical restructuring charges.

Restructuring

The Company initiated plans to restructure its European Electrical product line within the Electrical segment during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and improve profitability. During the quarter ended February 29, 2008, the Company completed these restructuring activities resulting in cumulative pre-tax restructuring provisions totaling $20.8 million (including $5.5 million and $5.0 million in the first and second quarter of fiscal 2008, respectively).

A rollforward of the European Electrical restructuring reserve follows:

Accrued restructuring costs as of August 31, 2007	$2,150
Restructuring charges	10,472
Cash payments	(1,826)
Product line management and rationalization	(3,051)
Currency impact	432

Accrued restructuring costs as of February 29, 2008	$8,177

The remaining $8.2 million of accrued restructuring costs at February 29, 2008 represents severance cost of approximately $1.3 million, lease exit costs of approximately $4.4 million, and product line management costs of $2.5 million. The severance and product line management costs will be paid during fiscal 2008 and 2009, while the lease exit costs will be paid over the remaining 12 year term of the lease. The accrued restructuring costs are reflected in the other current liabilities and other non-current liabilities in the amount of $4.2 million and $4.0 million, respectively in the Condensed Consolidated Balance Sheet.

Liquidity and Capital Resources

Cash and cash equivalents totaled $94.9 million and $86.7 million at February 29, 2008 and August 31, 2007, respectively.

The Company generated $60.8 million of cash from operating activities during the six months ended February 29, 2008 compared to $11.4 million during the six months ended February 28, 2007. The increase primarily reflects higher earnings and improved working capital management. Cash provided by operating activities is primarily used to fund capital expenditures, acquisitions and debt repayments.

Cash used in investing activities totaled $58.7 million and $120.0 million during the six months ended February 29, 2008 and February 28, 2007, respectively. The Company spent $51.0 million on acquisitions, including the purchase of TK Simplex for approximately $47.4 million, during the six months ended February 29, 2008 and made three acquisitions during the six months ended February 28, 2007 for approximately $110 million. Additionally, capital expenditures increased due to ongoing ERP system upgrades, rental equipment purchases, and construction of a new facility in China. We funded a portion of these additions with approximately $9.5 million of proceeds generated from the sale of certain (including sale-leaseback) facilities during the six months ended February 29, 2008.

Net cash provided by financing activities totaled $2.3 million and $107.1 million during the six months ended February 29, 2008 and February 28, 2007, respectively. The cash provided by financing activities during fiscal 2007 primarily relates to the proceeds from $150.0 million of additional term loans offset by other debt repayments.

At February 29, 2008, we had approximately $250.0 million of availability under our bank revolving credit line. We believe that such availability, combined with our existing cash on hand and funds generated from operations, will be adequate to meet operating, debt service, funding of tuck-in acquisitions, and capital expenditure requirements for the foreseeable future.

Primary Working Capital Management

The Company uses primary working capital as a percentage of sales (“PWC%”) as a key indicator of working capital management. We define this metric as the sum of net accounts receivable, outstanding balances on the accounts receivable securitization facility, and net inventory less accounts payable, divided by annualized sales of the last three months. The following table summarizes Primary Working Capital:

	February 29, 2008	PWC %	February 28, 2007	PWC %
Accounts receivable, net	$236,006		$206,542
Accounts receivable securitization	56,849		43,942

Total accounts receivable	292,855	18.3%	250,484	18.1%
Inventory, net	221,208	13.8%	188,975	13.6%
Accounts payable	(166,923)	(10.4%)	(117,656)	(8.5%)

Net primary working capital	$347,140	21.7%	$321,803	23.2%

Our net primary working capital percentage declined from 23.2% to 21.7%, as a result of improved working capital management.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $5.7 million at February 29, 2008. The future undiscounted minimum lease payments for these leases are as follows: $0.9 million in calendar 2008; $1.1 million in calendar 2009 through 2010, $1.2 million in calendar 2011 and 2012; and $3.8 million thereafter.

As more fully discussed in Note 4, “Accounts Receivable Securitization”, in the Notes to Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization program. Trade receivables sold and being serviced by the Company were $56.8 million and $56.5 million at February 29, 2008 and August 31, 2007, respectively. If the Company had discontinued this securitization program at February 29, 2008 it would have been required to borrow approximately $56.8 million to finance the working capital increase. Total capacity under the securitization program is $65.0 million.

The Company had outstanding letters of credit of $6.4 million and $6.5 million at February 29, 2008 and August 31, 2007, respectively. The letters of credit secure self-insured workers compensation liabilities.

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

Currency Risk —The Company has exposure to foreign currency exchange fluctuations. Approximately 50% and 48% of its revenues for the six months ended February 29, 2008 and the year ended August 31, 2007, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 66% were denominated in euros, with the majority of the remainder denominated in British pounds. The Company selectively uses cross-currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). Under the swaps, the Company receives interest based on a variable U.S. dollar rate and pays interest on variable euro rates on the outstanding notional principal amounts in dollars and euros. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. (See Note 8. “Derivatives”).

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

Interest Rate Risk —The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are based on LIBOR and EURIBOR interest rates. The Company has periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. (See Note 8, “Derivatives”). An increase or decrease of 25 basis points in the applicable interest rates on variable rate debt at February 29, 2008 would result in a change in pre-tax interest expense of approximately $0.5 million on an annual basis.

Commodity Risk —We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on the Company’s results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion. In addition, continuous improvement initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. The Company did not have any significant derivative contracts in place at February 29, 2008 or August 31, 2007 to hedge exposure to commodity risk.

Item 4—Controls and Procedures

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are inapplicable and have been omitted.

Item 4—Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on January 15, 2008 to elect a board of nine directors. Each director nominee was elected. The number of votes for each nominee is set forth below:

	Shares Voted	Shares Withheld
Robert C. Arzbaecher	35,120,339	763,720
Gustav H.P. Boel	35,643,584	240,475
Thomas J. Fischer	32,631,668	3,252,391
William K. Hall	33,779,194	2,104,865
R. Alan Hunter, Jr.	35,728,046	156,013
Robert A. Peterson	34,959,981	924,078
William P. Sovey	35,718,730	165,329
Dennis K. Williams	35,676,584	207,475
Larry D. Yost	35,721,661	162,398

Item 6—Exhibits

(a)	Exhibits

See “Index to Exhibits” on page 31, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: April 8, 2008	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED February 29, 2008

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