Form 10-Q
period 2008-05-31
ACTUANT CORP
filed 2008-07-09
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Class A Common Stock as of June 30, 2008 was 55,918,858.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Such forward-looking statements include statements regarding expected financial results and other planned events, including, but not limited to, anticipated liquidity, acquisitions, and capital expenditures. Words such as “anticipate”, “assume”, “believe”, “estimate”, “expect”, “intend”, “plan”, “seek”, “project”, “target”, “goal”, and variations of such words and similar expressions are intended to indentify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We undertake no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or otherwise.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Net sales	$444,656	$385,090	$1,259,428	$1,069,093
Cost of products sold	290,684	255,504	830,783	716,218

Gross profit	153,972	129,586	428,645	352,875
Selling, administrative and engineering expenses	88,421	73,772	252,396	207,837
Restructuring charges - European Electrical	—	434	10,473	4,319
Amortization of intangible assets	4,023	2,906	10,741	7,819

Operating profit	61,528	52,474	155,035	132,900
Financing costs, net	9,190	9,075	27,522	24,185
Other (income) expense, net	201	660	(1,579)	1,632

Earnings before income tax expense and minority interest	52,137	42,739	129,092	107,083
Income tax expense	13,465	13,146	40,767	33,480
Minority interest, net of income taxes	37	11	24	3

Net earnings	$38,635	$29,582	$88,301	$73,600

Earnings per share:
Basic	$0.69	$0.54	$1.58	$1.35

Diluted	$0.60	$0.47	$1.39	$1.19

Weighted average common shares outstanding:
Basic	55,874	54,684	55,766	54,646

Diluted	64,945	63,622	64,770	63,506

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited) May 31, 2008	August 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$91,079	$86,680
Accounts receivable	249,163	194,775
Inventories	223,151	197,539
Deferred income taxes	14,147	14,827
Other current assets	13,810	11,459

Total Current Assets	591,350	505,280
Property, Plant and Equipment
Land, buildings, and improvements	40,843	43,034
Machinery and equipment	267,782	224,238

Gross property, plant and equipment	308,625	267,272
Less: Accumulated depreciation	(172,317)	(144,455)

Property, Plant and Equipment, net	136,308	122,817
Goodwill	651,560	599,841
Other Intangibles, net	300,352	260,418
Other Long-term Assets	9,696	12,420

Total Assets	$1,689,266	$1,500,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$2,218	$—
Trade accounts payable	178,877	153,205
Accrued compensation and benefits	58,587	52,345
Income taxes payable	28,176	20,309
Current maturities of long-term debt	35	519
Other current liabilities	71,325	64,449

Total Current Liabilities	339,218	290,827
Long-term Debt, less Current Maturities	584,876	561,138
Deferred Income Taxes	111,000	103,589
Pension and Postretirement Benefit Liabilities	23,226	27,437
Other Long-term Liabilities	26,444	17,864
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 84,000,000 shares, issued and outstanding 55,898,934 and 55,348,718 shares, respectively	11,179	11,070
Additional paid-in capital	(330,779)	(349,190)
Retained earnings	904,051	825,165
Accumulated other comprehensive income	20,051	12,876
Stock held in trust	(2,069)	(1,744)
Deferred compensation liability	2,069	1,744

Total Shareholders’ Equity	604,502	499,921

Total Liabilities and Shareholders’ Equity	$1,689,266	$1,500,776

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2008	2007
Operating Activities
Net earnings	$88,301	$73,600
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	32,926	25,888
Stock-based compensation expense	4,890	4,087
Provision (benefit) for deferred income taxes	6,990	(2,402)
Other	(541)	63
Source (use) of cash from changes in components of working capital:
Accounts receivable	(34,851)	(6,435)
Accounts receivable securitization program	5,045	14,121
Inventories	(8,066)	(8,971)
Prepaid expenses and other assets	1,744	(4,043)
Trade accounts payable	14,713	19,196
Income taxes payable	(1,278)	4,441
Other accrued liabilities	15,319	9,869

Net cash provided by operating activities	125,192	129,414
Investing Activities
Proceeds from sale of property, plant and equipment	13,676	4,119
Capital expenditures	(32,502)	(20,494)
Cash paid for business acquisitions, net of cash acquired	(110,109)	(132,590)

Net cash used in investing activities	(128,935)	(148,965)
Financing Activities
Net borrowings (repayments) on revolving credit facilities and short-term borrowings	2,155	(80,355)
Proceeds from term loans	—	155,737
Principal repayments on term loans	(1,008)	(7,077)
Cash dividend	(2,221)	(2,187)
Stock option exercises, related tax benefits, and other	4,210	335

Net cash provided by financing activities	3,136	66,453
Effect of exchange rate changes on cash	5,006	1,142

Net increase in cash and cash equivalents	4,399	48,044
Cash and cash equivalents – beginning of period	86,680	25,659

Cash and cash equivalents – end of period	$91,079	$73,703

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise described, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2008.

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

New Accounting Pronouncements

The following are new accounting pronouncements that are applicable to us.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for us beginning in fiscal 2010. We do not anticipate the adoption of this statement will have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary are also required. SFAS No. 160 will be effective for us beginning in fiscal 2010. The adoption of SFAS No. 160 is not expected to have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 will be effective for us beginning in fiscal 2009. The Company is currently evaluating the effects that SFAS No. 161 may have on our financial statements.

Note 2. Acquisitions

The Company completed two business acquisitions during the nine months ended May 31, 2008, and five business acquisitions during the fiscal year ended August 31, 2007, all of which resulted in the recognition of goodwill in the Company’s Condensed Consolidated Financial Statements. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during fiscal 2008 and one of the acquisitions completed in fiscal 2007, and will adjust the allocations if additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

On March 3, 2008, the Company acquired Superior Plant Services, LLC, (“SPS”) for approximately $58.8 million of cash. Headquartered in Terrytown, Louisiana, SPS is a specialized maintenance services company serving the North American oil & gas and nuclear power industries. Its services include field machining, flange weld testing, line isolation, bolting, heat treating, and metal disintegration. SPS is included in the Joint Integrity product line of our Industrial segment. The preliminary purchase price allocation resulted in $22.5 million assigned to goodwill (which is deductible for tax purposes), $0.2 million assigned to tradenames, $1.5 million assigned to non-compete agreements, and $25.3 million assigned to customer relationships. The amounts assigned to tradenames, non-compete agreements, and customer relationships are being amortized over 1, 5 and 15 years, respectively.

On September 13, 2007, the Company acquired Templeton, Kenly & Co, Inc. (“TK”) for approximately $47.4 million of cash. Headquartered in Broadview, Illinois, TK manufactures hydraulic pumps and tools, mechanical jacks, wrenches, and actuators. TK is included in the High Force Hydraulic Tools product line of our Industrial segment. The preliminary purchase price allocation resulted in $14.4 million assigned to goodwill (which is deductible for tax purposes), $1.7 million assigned to tradenames, $0.3 million assigned to non-compete agreements, $0.3 assigned to patents and $19.1 million assigned to customer relationships. The amounts assigned to non-compete agreements, patents and customer relationships are being amortized over 3, 5 and 15 years, respectively.

On June 29, 2007, the Company acquired BH Electronics, Inc. (“BH”) for approximately $30.0 million of cash. Headquartered in Munford, Tennessee, BH produces dashboard control panels and electronic assembly systems, primarily for the recreational boating market. BH is included in the Specialty Electrical product line of our Electrical segment. The preliminary purchase price allocation resulted in $14.4 million assigned to goodwill (which is not currently deductible for tax purposes), $2.8 million assigned to tradenames, $0.1 million assigned to non-compete agreements, and $9.3 million assigned to customer relationships. The amounts assigned to non-compete agreements and customer relationships are being amortized over 3 and 15 years, respectively.

On April 16, 2007, the Company acquired T.T. Fijnmechanica B.V. (“TTF”) for approximately $23.0 million of cash. Headquartered in Roermond, The Netherlands, TTF supplies products and systems for use in the bridge building, infrastructure, and heavy lifting markets. Products include wedges, anchor heads, multi-strand jacks, and heavy lifting systems. TTF is included in the High Force Hydraulic Tools product line of our Industrial segment. The preliminary purchase price allocation resulted in $11.8 million assigned to goodwill (which is not currently deductible for tax purposes), $2.7 million assigned to tradenames, $0.7 million assigned to non-compete agreements, and $6.8 million assigned to customer relationships. The amounts assigned to non-compete agreements and customer relationships are being amortized over 3 and 15 years, respectively.

On January 22, 2007, the Company acquired all of the outstanding stock of Injectaseal Deutschland GmbH (“Injectaseal”) for $13.0 million of cash. Headquartered in Kerpen, Germany, Injectaseal provides leak management, on-site machining, pipeline intervention, and safety valve testing services primarily to Western European oil & gas and power generation companies. Injectaseal is included in the Joint Integrity product line of our Industrial segment. The purchase price allocation resulted in $11.2 million assigned to goodwill (which is not currently deductible for tax purposes), $0.1 million assigned to non-compete agreements, and $1.8 million assigned to customer relationships. The amounts assigned to the non-compete agreements and the customer relationships are being amortized over 3 years and 15 years, respectively.

On January 5, 2007, the Company acquired all of the outstanding stock of Veha Haaksbergen B.V. (“Veha”) for $5.0 million of cash. Headquartered in Haaksbergen, The Netherlands, Veha manufactures a wide range of machined products, including hydraulic cylinders. Veha is included in the High Force Hydraulic Tools product line of our Industrial segment. The purchase price allocation resulted in $2.2 million assigned to goodwill (which is not currently deductible for tax purposes), $0.2 million to non-compete agreements and $0.5 million assigned to customer relationships. The amounts assigned to the non-compete agreements and customer relationships are being amortized over 3 years and 10 years, respectively.

On December 22, 2006, the Company acquired all of the outstanding stock of Maxima Technologies (“Maxima”) for $91.0 million, including the assumption of approximately $1.9 million of Maxima’s debt. Maxima, headquartered in Lancaster, Pennsylvania, is a global electronics company specializing in custom-engineered and standard vehicle instrumentation, controls, components, and systems for low-to-medium volume severe-duty applications. Maxima serves the marine, agricultural, construction equipment, industrial, specialty vehicle, and automotive aftermarket. Maxima is included in the Other product line of our Engineered Products segment. The purchase price allocation resulted in $45.9 million assigned to goodwill (which is not currently deductible for tax purposes), $7.7 million assigned to tradenames, $6.8 million assigned to patents, and $19.3 million assigned to customer relationships. The amounts assigned to patents and customer relationships are being amortized over periods of 10 and 15 years, respectively.

The following unaudited pro forma financial results of the Company for the three and nine months ended May 31, 2008 and 2007, respectively, give effect to all acquisitions completed since September 1, 2006 as though the transactions and related financing activities had occurred on September 1, 2006.

	Three Months Ended		Nine Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Net sales
As reported	$444,656	$385,090	$1,259,428	$1,069,093
Pro forma	444,656	412,339	1,272,833	1,170,713
Net earnings
As reported	$38,635	$29,582	$88,301	$73,600
Pro forma	38,635	30,454	87,703	75,059
Basic earnings per share
As reported	$0.69	$0.54	$1.58	$1.35
Pro forma	0.69	0.56	1.57	1.37
Diluted earnings per share
As reported	$0.60	$0.47	$1.39	$1.19
Pro forma	0.60	0.49	1.38	1.21

Note 3. Restructuring

The Company initiated plans to restructure its European Electrical product line within the Electrical segment during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and improve profitability. During the quarter ended February 29, 2008, the Company completed these restructuring activities resulting in cumulative pre-tax restructuring provisions totaling $20.8 million.

A rollforward of the European Electrical restructuring reserve follows:

Accrued restructuring costs as of August 31, 2007	$2,150
Restructuring charges	10,473
Cash restructuring payments	(3,214)
Product line rationalization	(3,051)
Foreign currency impact	643

Accrued restructuring costs as of May 31, 2008	$6,999

The remaining $7.0 million of accrued restructuring costs at May 31, 2008 represents severance cost of approximately $0.6 million, lease exit costs of approximately $4.3 million, and product line rationalization costs of $2.1 million. The severance and product line rationalization costs will be paid during fiscal 2008 and 2009, while the lease exit costs will be paid over the remaining 12 year term of the lease.

Note 4. Accounts Receivable Securitization

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. Book value of accounts receivable in the accompanying Condensed Consolidated Balance Sheet is comprised of the gross accounts receivable retained interest less a reserve for doubtful accounts, which is calculated based on a review of the specific receivable issues and supplemented by a general reserve based on past collection history. The retained interest recorded at May 31, 2008 and August 31, 2007 was $51.8 million and $47.2 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The securitization program maturity date was extended to September 15, 2008 during May 2008. Trade accounts receivables sold and being serviced by the Company totaled $61.6 million and $56.5 million at May 31, 2008 and August 31, 2007, respectively.

Sales of trade receivables from the special purpose subsidiary totaled $117.6 million and $342.9 million for the three and nine months ended May 31, 2008, respectively, and $89.6 million and $287.2 million for the three and nine months ended May 31, 2007, respectively. Cash collections of trade accounts receivable balances in the total receivable pool (including both sold and retained portions) totaled $199.5 million and $597.0 million for the three and nine months ended May 31, 2008, respectively, and $166.1 million and $504.4 million for the three and nine months ended May 31, 2007, respectively.

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

	Balance Outstanding		Balance Outstanding 60 Days or More Past Due		Net Credit Losses Nine Months Ended
	May 31, 2008	August 31, 2007	May 31, 2008	August 31, 2007	May 31, 2008	May 31, 2007
Trade accounts receivable subject to securitization program	$113,410	$103,706	$7,456	$6,963	$796	$786
Trade accounts receivable balances sold	61,562	56,518

Retained interest	$51,848	$47,188

Accounts receivable financing costs of $0.6 million and $2.1 million for the three and nine months ended May 31, 2008, respectively, and $0.8 million and $2.3 million for the three and nine months ended May 31, 2007, respectively, are included in financing costs in the accompanying Condensed Consolidated Statements of Earnings.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended May 31, 2008 are as follows:

	Industrial	Electrical	Actuation Systems	Engineered Products	Total
Balance as of August 31, 2007	$163,890	$205,963	$169,660	$60,328	$599,841
Businesses acquired	36,789	—	—	—	36,789
Purchase accounting adjustments	2,275	1,019	—	—	3,294
Currency impact	2,980	4,181	1,826	2,649	11,636

Balance as of May 31, 2008	$205,934	$211,163	$171,486	$62,977	$651,560

As discussed in Note 12, during the first quarter of fiscal 2008, a segment reporting change was made involving the Company’s Milwaukee Cylinder business unit. This resulted in a $4.7 million reclassification of goodwill between the Engineered Products and Industrial segments.

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of May 31, 2008 and August 31, 2007 are as follows:

	May 31, 2008			August 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer Relationships	$155,117	$22,440	$132,677	$120,505	$15,181	$105,324
Patents	55,771	20,558	35,213	44,922	18,284	26,638
Trademarks	6,618	3,378	3,240	6,437	3,041	3,396
Non-compete agreements	3,852	1,119	2,733	1,930	781	1,149
Other	845	791	54	656	583	73

Total	$222,203	$48,286	$173,917	$174,450	$37,870	$136,580

The gross carrying amount of the Company’s remaining intangible assets (that have indefinite lives and are not subject to amortization) as of May 31, 2008 and August 31, 2007 are $126.5 million and $123.8 million, respectively. These assets are comprised of acquired tradenames.

The increase in the gross carrying amounts of goodwill and other intangible assets is the result of acquisitions completed in the current fiscal year and the impact of foreign currency rates. See Note 2, “Acquisitions” for additional details.

Amortization expense recorded on the intangible assets listed above was $4.0 million and $10.7 million for the three and nine months ended May 31, 2008, respectively, and $2.9 million and $7.8 million for the three and nine months ended May 31, 2007, respectively. The Company estimates that amortization expense will approximate $3.9 million for the remainder of the fiscal year ended August 31, 2008. Amortization expense for future years is estimated to be as follows: $15.6 million in fiscal 2009, $15.4 million in fiscal 2010, $14.8 million in 2011, $14.2 million in fiscal 2012, $13.1 million in fiscal 2013, and $96.9 million thereafter.

Note 6. Accrued Product Warranty

The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty during the nine months ended May 31, 2008 and 2007:

	Nine Months Ended May 31,
	2008	2007
Beginning balance	$10,070	$6,888
Provision for warranties	8,644	6,267
Warranty payments and costs incurred	(7,604)	(5,102)
Warranty reserves of acquired business	50	2,122
Foreign currency impact	496	164

Ending balance	$11,656	$10,339

Note 7. Debt

The Company’s indebtedness, as of May 31, 2008 and August 31, 2007 was as follows:

	May 31, 2008	August 31, 2007
Senior Credit Facility
Commercial paper	$—	$—
Revolver	—	—
Term loan	155,000	155,000

Total Senior Credit Facility	155,000	155,000
6.875% Senior Notes, due 2017	249,112	249,039
Other	33,017	7,618

Sub-total - Senior Indebtedness	437,129	411,657
Convertible senior subordinated debentures (“2% Convertible Notes”), due 2023	150,000	150,000

Total debt	587,129	561,657
Less: short-term borrowings and current maturities of long-term debt	(2,253)	(519)

Total long-term debt, less current maturities	$584,876	$561,138

The Company’s senior credit facility, as amended, includes $155.0 million of term loans in addition to a $250.0 million revolver. The term loans mature on December 22, 2009 while the revolver matures on February 19, 2009. At May 31, 2008, the outstanding term loan carried an interest rate of 3.37%, which represented LIBOR plus a 0.875% borrowing spread. All senior credit facility borrowings are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s debt to EBIDTA leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver. At May 31, 2008, the non-use fee was 0.20%. The senior credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, dividends and other restricted payments. As of May 31, 2008, the Company was in compliance with all debt covenants.

There were no commercial paper borrowings outstanding at May 31, 2008. Total commercial paper outstanding cannot exceed $100.0 million under the terms of the senior credit facility. The unused and available credit line under the revolver at May 31, 2008 was approximately $250.0 million.

On June 12, 2007, the Company issued $250.0 million of 6.875% Senior Notes (the “6.875% Senior Notes”) at an approximate $1.0 million discount, generating net proceeds of $249.0 million. The Senior Notes were issued at a price of 99.607% to yield 6.93%, and require no principal installments prior to their June 15, 2017 maturity. The approximate $1.0 million initial issuance discount is being amortized through interest expense over the 10 year life of the 6.875% Senior Notes. The proceeds from the 6.875% Senior Notes (net of issuance costs) were used to reduce the outstanding term loans under the senior credit facility from $400.0 million to $155.0 million. All material domestic wholly-owned subsidiaries fully and unconditionally guarantee the 6.875% Senior Notes (See Note 14. “Guarantor Subsidiaries”).

Note 8. Derivatives

All derivatives are recognized in the Condensed Consolidated Balance Sheets at their estimated fair value. On the date it enters into a derivative contract, the Company designates the derivative either as a hedge of a recognized asset or liability (“fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the underlying hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the accumulated other comprehensive income accounts in the Condensed Consolidated Balance Sheets.

On October 9, 2007, the Company terminated a $100 million aggregate notional value floating to fixed interest rate swaps in order to reduce the mix of its fixed rate debt to total debt. The Company received $1.4 million on the termination as payment for full settlement of the fair value, which is being amortized over the remaining life of the original contracts.

In August 2006, the Company entered into cross-currency interest rate swap agreements (the “agreements”) between the U.S. dollar and the euro to hedge its net investment in European subsidiaries. In May 2007, the Company entered into further cross-currency interest rate swap agreements to hedge additional exposure on its net investments in European subsidiaries. The cross-currency interest rate swap agreements have a total notional value of €125.0 million and a maturity date of November 30, 2009. As of May 31, 2008 and 2007, the weakening of the U.S. dollar caused the cross-currency interest rate swaps to be in an unrealized loss position in the amount of $30.8 million and $4.5 million, respectively, which is included in Long-term Debt, less Current Maturities.

While the Company regularly hedges certain commodity risks, the fair values of such contracts were not significant at May 31, 2008.

Note 9. Employee Benefit Plans

The Company provides defined benefit pension and other postretirement benefits to certain employees of domestic businesses it acquired that were entitled to those benefits prior to acquisition. At May 31, 2008 and August 31, 2007, the defined benefit plans consisted of three plans. Most of the domestic defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits. The postretirement medical plans consist of four plans, all of which are unfunded. Two of the plans require individuals receiving medical benefits under the plan to make contributions to defray a portion of the cost, and these retiree contributions are adjusted annually, while the other plans do not require retiree contributions.

The Company also maintains several separate defined benefit pension plans for certain non-U.S. employees. Unlike existing U.S. pension plans, future benefits are earned with respect to the foreign plans.

Components of net periodic benefit costs were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Domestic Defined Benefit Pension Plans
Service Cost	$21	$21	$62	$62
Interest Cost	563	550	1,690	1,650
Expected return on assets	(702)	(631)	(2,105)	(1,893)
Amortization of actuarial loss	2	37	6	110

Net periodic benefit credit	$(116)	$(23)	$(347)	$(71)

Domestic Postretirement Medical Benefit Plans
Service Cost	$6	$6	$18	$18
Interest Cost	57	60	170	180
Amortization of prior service cost	—	—	1	—
Amortization of actuarial gain	(109)	(119)	(327)	(356)

Net periodic benefit credit	$(46)	$(53)	$(138)	$(158)

Foreign Defined Benefit Pension Plans
Service Cost	$122	$149	$366	$448
Interest Cost	355	322	1,064	967
Expected return on assets	(80)	(64)	(240)	(193)
Amortization of actuarial loss	1	6	3	19

Net periodic benefit cost	$398	$413	$1,193	$1,241

The Company contributed approximately $1.6 million of cash and 120,000 shares of its common stock to various pension plans during the nine months ended May 31, 2008 and does not anticipate making any significant contributions for the balance of fiscal 2008.

Note 10. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Numerator:
Net Earnings	$38,635	$29,582	$88,301	$73,600
Plus: 2% Convertible Notes financings costs, net of taxes	611	611	1,833	1,833

Net earnings for diluted earnings per share	$39,246	$30,193	$90,134	$75,433

Denominator (in thousands):
Weighted average common shares outstanding for basic earnings per share	55,874	54,684	55,766	54,646
Net effect of dilutive stock options based on the treasury stock method using average market price	1,554	1,420	1,487	1,343
Net effect of 2% Convertible Notes based on the if-converted method	7,517	7,517	7,517	7,517

Weighted average common and equivalent shares outstanding for diluted earnings per share	64,945	63,621	64,770	63,506

Basic Earnings Per Share:	$0.69	$0.54	$1.58	$1.35

Diluted Earnings Per Share:	$0.60	$0.47	$1.39	$1.19

Note 11. Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, and our ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for the three and nine months ended May 31, 2008 was 25.8% and 31.6%, respectively, compared to 30.8% and 31.3% during the three and nine months ended May 31, 2007, respectively. The third quarter fiscal 2008 tax rate includes the benefit of tax reserve adjustments resulting from settling tax audits for amounts less than previously accrued, the lapsing of various tax statutes of limitations and favorable book provision to tax return adjustments. There were no similar adjustments for the three months ended May 31, 2007.

The effective income tax rate was higher in the nine months ended May 31, 2008 than the other periods presented primarily as a result of no tax benefit being recorded for the majority of the European Electrical restructuring charges.

We adopted the provisions of FIN 48 on September 1, 2007 which resulted in us recognizing a $9.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to September 1, 2007 retained earnings. The unrecognized tax benefit was $27.4 million and $20.8 million as of May 31, 2008 and September 1, 2007, respectively. Substantially all of these unrecognized tax benefits, if recognized, would affect the effective income tax rate. As a result of a review of current tax positions, we increased the reserve for unrecognized tax benefits by $2.3 million and $6.2 million for the three and nine months ended May 31, 2008, respectively.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of May 31, 2008 and September 1, 2007 we had accrued approximately $3.3 million and $3.1 million, respectively for the payment of interest and penalties related to unrecognized tax benefits. With few exceptions, we are no longer subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities in our major tax jurisdictions for years before fiscal year 2003.

Note 12. Segment Information

The Company is a manufacturer of a broad range of industrial products and systems and is organized into four reportable segments: Industrial, Electrical, Actuation Systems, and Engineered Products.

The Industrial segment is primarily involved in the design, manufacture, and distribution of branded hydraulic tools to the industrial, oil & gas, power generation, infrastructure and production automation markets. Industrial also provides manpower services and tool rental to the global joint integrity market. The Electrical segment is primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail electrical, wholesale, original equipment manufacturer (“OEM”), and marine markets. The Actuation Systems segment infrastructure focuses on developing and marketing highly engineered position and motion control systems for OEMs in the recreational vehicle, automotive, truck, and other industrial markets. The Engineered Products segment designs and manufactures various products for industrial markets. During the first quarter of fiscal 2008, the Company made an organizational change involving its Milwaukee Cylinder business unit, which resulted in it moving from the Engineered Products segment to the Industrial segment. All segment information has been adjusted to reflect this change. The Company evaluates segment performance based primarily on net sales and operating profit and has not aggregated individual operating segments due to the similar economic characteristics of the businesses.

The following tables summarize financial information by reportable segment and reportable product lines.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Net Sales by Segment:
Industrial	$160,035	$115,852	$427,926	$316,287
Electrical	129,142	127,653	393,883	373,269
Actuation Systems	122,850	111,768	345,513	315,078
Engineered Products	32,629	29,817	92,106	64,459

Total	$444,656	$385,090	$1,259,428	$1,069,093

Net Sales by Reportable Product Line:
High Force Hydraulic Tools	$101,593	$73,556	$276,349	$203,126
Joint Integrity	58,442	42,296	151,577	113,161
North American Electrical	31,110	34,771	99,808	102,497
European Electrical	41,424	39,342	128,707	123,853
Specialty Electrical	30,404	23,320	88,904	62,182
Professional Electrical	26,204	30,220	76,464	84,737
Automotive Actuation Systems	42,105	36,194	107,312	97,282
Recreational Vehicle Actuation Systems	21,624	29,611	69,049	79,807
Truck Actuation Systems	49,336	36,853	140,282	112,198
Other	42,414	38,927	120,976	90,250

Total	$444,656	$385,090	$1,259,428	$1,069,093

Operating Profit by Segment:
Industrial	$43,692	$33,259	$114,425	$86,420
Electrical	8,074	9,907	19,265	24,914
Actuation Systems	13,705	10,994	32,065	27,562
Engineered Products	4,260	4,069	11,641	8,808
Corporate	(8,203)	(5,755)	(22,361)	(14,804)

Total	$61,528	$52,474	$155,035	$132,900

			May 31, 2008	August 31, 2007
Assets:
Industrial			$573,722	$423,565
Electrical			464,619	454,946
Actuation Systems			398,765	355,764
Engineered Products			145,452	147,412
Corporate			106,708	119,089

Total			$1,689,266	$1,500,776

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

Note 13. Contingencies and Litigation

The Company had outstanding letters of credit of $6.4 million and $6.5 million at May 31, 2008 and August 31, 2007, respectively. The letters of credit secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $5.6 million at May 31, 2008. The future undiscounted minimum lease payments for these leases are as follows: $0.8 million in calendar 2008; $1.1 million in calendar 2009 and 2010, $1.2 million in calendar 2011 and 2012; and $3.8 million thereafter.

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

General corporate expenses have not been allocated to subsidiaries, and are all included under the Parent heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level (Parent column in the following tables) which are not allocated to subsidiaries including, but not limited to, certain employee benefits, insurance, financing, and tax liabilities. Income tax provisions for domestic Actuant Corporation subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the Parent level. Net sales reported for each of the headings only includes sales to third parties; sales between entities are not significant. Additionally, substantially all of the indebtedness of the Company has historically been, and continues to be, carried at the corporate level and is therefore included in the Parent column in the following tables. Substantially all accounts receivable of the Parent and Guarantors are sold into the accounts receivable program described in Note 4. “Accounts Receivable Securitization”. Allowances for doubtful accounts remains recorded at the Parent and Guarantors. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries of the Company or with Actuant.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Three Months Ended May 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$67,572	$130,733	$246,351	$—	$444,656
Cost of sales	28,512	96,931	165,241	—	290,684

Gross profit	39,060	33,802	81,110	—	153,972
Selling, administrative and engineering expenses	23,382	23,194	41,845	—	88,421
Restructuring charges - European Electrical	—	—	—	—	—
Amortization of intangible assets	591	1,712	1,720	—	4,023

Operating profit	15,087	8,896	37,545	—	61,528
Financing costs, net	8,552	6	632	—	9,190
Intercompany expense (income), net	(7,404)	6,284	1,120	—	—
Other expense, net	68	(482)	615	—	201

Earnings (loss) before income tax expense and minority interest	13,871	3,088	35,178	—	52,137
Income tax expense (benefit)	3,582	798	9,085	—	13,465
Minority interest, net of income taxes	—	—	37	—	37

Net earnings (loss) before equity in earnings of subsidiaries	10,289	2,290	26,056	—	38,635
Equity in earnings of subsidiaries	28,346	25,931	11,509	(65,786)	—

Net earnings	$38,635	$28,221	$37,565	$(65,786)	$38,635

	Three Months Ended May 31, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$52,023	$143,994	$189,073	$—	$385,090
Cost of sales	23,002	105,121	127,381	—	255,504

Gross profit	29,021	38,873	61,692	—	129,586
Selling, administrative and engineering expenses	18,187	22,355	33,230	—	73,772
Restructuring charges - European Electrical	—	—	434	—	434
Amortization of intangible assets	244	1,678	984	—	2,906

Operating profit	10,590	14,840	27,044	—	52,474
Financing costs, net	8,134	—	941	—	9,075
Intercompany expense (income), net	(5,295)	5,102	193	—	—
Other expense, net	275	69	316	—	660

Earnings before income tax expense and minority interest	7,476	9,669	25,594	—	42,739
Income tax expense	2,299	2,974	7,873	—	13,146
Minority interest, net of income taxes	—	—	11	—	11

Net earnings before equity in earnings of subsidiaries	5,177	6,695	17,710	—	29,582
Equity in earnings of subsidiaries	24,405	15,031	323	(39,759)	—

Net earnings	$29,582	$21,726	$18,033	$(39,759)	$29,582

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Nine Months Ended May 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$182,428	$387,700	$689,300	$—	$1,259,428
Cost of sales	81,521	289,304	459,958	—	830,783

Gross profit	100,907	98,396	229,342	—	428,645
Selling, administrative and engineering expenses	66,174	67,546	118,676	—	252,396
Restructuring charges - European Electrical	—	—	10,473	—	10,473
Amortization of intangible assets	1,736	5,136	3,869	—	10,741

Operating profit	32,997	25,714	96,324	—	155,035
Financing costs, net	25,505	69	1,948	—	27,522
Intercompany expense (income), net	(20,572)	17,622	2,950	—	—
Other expense, net	539	(419)	(1,699)	—	(1,579)

Earnings before income tax expense and minority interest	27,525	8,442	93,125	—	129,092
Income tax expense	8,428	2,697	29,642	—	40,767
Minority interest, net of income taxes	—	—	24	—	24

Net earnings before equity in earnings of subsidiaries	19,097	5,745	63,459	—	88,301
Equity in earnings of subsidiaries	69,204	68,448	16,150	(153,802)	—

Net earnings	$88,301	$74,193	$79,609	$(153,802)	$88,301

	Nine Months Ended May 31, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$143,337	$399,549	$526,207	$—	$1,069,093
Cost of sales	65,029	294,755	356,434	—	716,218

Gross profit	78,308	104,794	169,773	—	352,875
Selling, administrative and engineering expenses	50,106	63,228	94,503	—	207,837
Restructuring charges - European Electrical	—	—	4,319	—	4,319
Amortization of intangible assets	732	4,500	2,587	—	7,819

Operating profit	27,470	37,066	68,364	—	132,900
Financing costs, net	21,710	2	2,473	—	24,185
Intercompany expense (income), net	(14,837)	15,527	(690)	—	—
Other expense, net	320	55	1,257	—	1,632

Earnings before income tax expense and minority interest	20,277	21,482	65,324	—	107,083
Income tax expense	6,344	6,726	20,410	—	33,480
Minority interest, net of income taxes	—	—	3	—	3

Net earnings before equity in earnings of subsidiaries	13,933	14,756	44,911	—	73,600
Equity in earnings of subsidiaries	59,667	41,793	963	(102,423)	—

Net earnings	$73,600	$56,549	$45,874	$(102,423)	$73,600

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	May 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$3,413	$—	$87,666	$—	$91,079
Accounts receivable	(801)	435	249,529	—	249,163
Inventories	36,400	82,867	103,884	—	223,151
Deferred income taxes	13,559	37	551	—	14,147
Other current assets	3,246	1,312	9,252	—	13,810

Total Current Assets	55,817	84,651	450,882	—	591,350
Property, Plant & Equipment, net	17,460	33,936	84,912	—	136,308
Goodwill	61,808	366,735	223,017	—	651,560
Other Intangibles, net	37,293	166,489	96,570	—	300,352
Investment in Subsidiaries	1,276,981	237,256	47,022	(1,561,259)	—
Other Long-term Assets	8,723	215	758	—	9,696

Total Assets	$1,458,082	$889,282	$903,161	$(1,561,259)	$1,689,266

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$2,218	$—	$2,218
Trade accounts payable	25,852	43,099	109,926	—	178,877
Accrued compensation and benefits	17,660	6,920	34,007	—	58,587
Income taxes payable (receivable)	(4,988)	2,602	30,562	—	28,176
Current maturities of long-term debt	—	5	30	—	35
Other current liabilities	19,273	16,370	35,682	—	71,325

Total Current Liabilities	57,797	68,996	212,425	—	339,218
Long-term Debt, less Current Maturities	584,865	—	11	—	584,876
Deferred Income Taxes	89,850	(286)	21,436	—	111,000
Pension and Post-retirement Benefit Liabilities	5,675	—	17,551	—	23,226
Other Long-term Liabilities	18,278	1,155	7,011	—	26,444
Intercompany Payable (Receivable)	97,115	(224,300)	127,185	—	—
Shareholders’ Equity	604,502	1,043,717	517,542	(1,561,259)	604,502

Total Liabilities and Shareholders’ Equity	$1,458,082	$889,282	$903,161	$(1,561,259)	$1,689,266

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$25,605	$—	$61,075	$—	$86,680
Accounts receivable	(2,008)	(1,463)	198,246	—	194,775
Inventories	23,078	82,704	91,757	—	197,539
Deferred income taxes	14,088	37	702	—	14,827
Other current assets	4,126	1,044	6,289	—	11,459

Total Current Assets	64,889	82,322	358,069	—	505,280
Property, Plant & Equipment, net	13,919	42,807	66,091	—	122,817
Goodwill	47,389	366,729	185,723	—	599,841
Other Intangibles, net	17,538	171,626	71,254	—	260,418
Investment in Subsidiaries	1,167,055	274,894	67,400	(1,509,349)	—
Other Long-term Assets	11,483	197	740	—	12,420

Total Assets	$1,322,273	$938,575	$749,277	$(1,509,349)	$1,500,776

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$—	$—	$—
Trade accounts payable	21,955	46,964	84,286	—	153,205
Accrued compensation and benefits	17,783	8,462	26,100	—	52,345
Income taxes payable (receivable)	(7,962)	10,728	17,543	—	20,309
Current maturities of long-term debt	—	4	515	—	519
Other current liabilities	15,563	18,272	30,614	—	64,449

Total Current Liabilities	47,339	84,430	159,058	—	290,827
Long-term Debt, less Current Maturities	560,604	4	530	—	561,138
Deferred Income Taxes	83,459	(286)	20,416	—	103,589
Pension and Post-retirement Benefit Liabilities	7,171	—	20,266	—	27,437
Other Long-term Liabilities	14,053	1,525	2,286	—	17,864
Intercompany Payable (Receivable)	109,726	(98,504)	(11,222)	—	—
Shareholders’ Equity	499,921	951,406	557,943	(1,509,349)	499,921

Total Liabilities and Shareholders’ Equity	$1,322,273	$938,575	$749,277	$(1,509,349)	$1,500,776

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended May 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$66,650	$34,463	$87,416	$(63,337)	$125,192

Investing Activities
Proceeds from sale of property, plant & equipment	1,436	8,173	4,067	—	13,676
Capital expenditures	(3,578)	(4,694)	(24,230)	—	(32,502)
Changes in intercompany receivables (payable)	(41,326)	3,679	37,647	—	—
Business acquisitions, net of cash acquired	(47,363)	(237)	(62,509)	—	(110,109)

Cash used in investing activities	(90,831)	6,921	(45,025)	—	(128,935)

Financing Activities
Net borrowings on revolving credit facilities and short-term borrowings	—	—	2,155	—	2,155
Principal repayments on term loans	—	—	(1,008)	—	(1,008)
Intercompany dividends paid	(2,221)	(41,384)	(21,953)	63,337	(2,221)
All other	4,210	—	—	—	4,210

Cash provided by financing activities	1,989	(41,384)	(20,806)	63,337	3,136
Effect of exchange rate changes on cash	—	—	5,006	—	5,006

Net increase in cash and cash equivalents	(22,192)	—	26,591	—	4,399
Cash and cash equivalents - beginning of period	25,605	—	61,075	—	86,680

Cash and cash equivalents - end of period	$3,413	$—	$87,666	$—	$91,079

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended May 31, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$55,683	$27,362	$65,775	$(19,406)	$129,414

Investing Activities
Proceeds from sale of property, plant & equipment	2,295	147	1,677	—	4,119
Capital expenditures	(3,558)	(2,386)	(14,550)	—	(20,494)
Changes in intercompany receivables (payable)	(6,987)	(5,717)	12,704	—	—
Business acquisitions, net of cash acquired	(89,776)	—	(42,814)	—	(132,590)

Cash used in investing activities	(98,026)	(7,956)	(42,983)	—	(148,965)

Financing Activities
Net (repayments) borrowings on revolving credit facilities and short-term borrowings	(80,229)	—	(126)	—	(80,355)
Proceeds from issuance of term loans	150,000	—	5,737	—	155,737
Principal repayments on term loans	—	—	(7,077)	—	(7,077)
Intercompany dividends paid	(2,187)	(19,406)	—	19,406	(2,187)
All other	335	—	—	—	335

Cash provided by financing activities	67,919	(19,406)	(1,466)	19,406	66,453

Effect of exchange rate changes on cash	—	—	1,142	—	1,142

Net increase in cash and cash equivalents	25,576	—	22,468	—	48,044
Cash and cash equivalents - beginning of period	575	—	25,084	—	25,659

Cash and cash equivalents - end of period	$26,151	$—	$47,552	$—	$73,703

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified global manufacturer of a broad range of industrial products and systems, organized into four reportable segments, Industrial, Electrical, Actuation Systems, and Engineered Products. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure, oil & gas, and production automation markets. In addition, this segment provides manpower services and product rental to the global joint integrity market. The Electrical segment is primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail electrical, wholesale, original equipment manufacturer (“OEM”), and marine markets. The Actuation Systems segment focuses on developing and marketing highly engineered position and motion control systems for OEMs in the recreational vehicle, automotive, truck, and other industrial markets. The Engineered Products segment designs and manufactures a variety of products for industrial markets. The Company has not aggregated individual operating segments within these reportable segments. The Company evaluates segment performance based primarily on net sales and operating profit.

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

Results of Operations for the Three and Nine Months Ended May 31, 2008 and 2007

The comparability of the operating results for the three and nine months ended May 31, 2008 to the prior year periods is impacted by acquisitions. Listed below are the acquisitions completed since September 1, 2006.

Business	Segment	Product Line	Acquisition Date
Maxima Technologies	Engineered Products	Other	December 22, 2006
Veha Haaksbergen B.V.	Industrial	High Force Hydraulic Tools	January 5, 2007
Injectaseal Deutschland GmbH	Industrial	Joint Integrity	January 22, 2007
T.T. Fijnmechanica B.V.	Industrial	High Force Hydraulic Tools	April 16, 2007
BH Electronics, Inc.	Electrical	Specialty Electrical	June 29, 2007
Templeton, Kenly & Co., Inc.	Industrial	High Force Hydraulic Tools	September 13, 2007
Superior Plant Services, LLC	Industrial	Joint Integrity	March 3, 2008

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

Consolidated net sales increased by $59.6 million, or 15%, from $385.1 million for the three months ended May 31, 2007 to $444.7 million for the three months ended May 31, 2008. Excluding $29.6 million of sales from acquired businesses and the $23.5 million favorable foreign currency impact, fiscal 2008 third quarter consolidated net sales increased 2%. Fiscal 2008 year-to-date sales increased by $190.3 million, or 18%, from $1,069.1 million in the comparable prior year period to $1,259.4 million in the current year. Excluding $100.1 million of sales from acquired businesses and the $58.5 million favorable impact of foreign currency exchange rate changes, sales for the nine months ended May 31, 2008 increased 3% compared to the prior year period. The changes in sales at the segment level are discussed in further detail below.

Operating profit for the three months ended May 31, 2008 was $61.5 million, compared with $52.5 million for the three months ended May 31, 2007. Operating profit for the nine months ended May 31, 2008 was $155.0 million, compared to $132.9 million for the nine months ended May 31, 2007. The comparability between periods is impacted by acquisitions, foreign currency exchange rate changes, increased sales and profit margins. The nine month comparability is also impacted by European Electrical restructuring provisions recorded during the period. The changes in operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales

	Three Months Ended		Nine Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Net Sales:
Industrial	$160.0	$115.8	$427.9	$316.3
Electrical	129.2	127.6	393.9	373.3
Actuation Systems	122.9	111.8	345.5	315.1
Engineered Products	32.6	29.9	92.1	64.4

Total	$444.7	$385.1	$1,259.4	$1,069.1

Industrial Segment

Industrial segment net sales increased by $44.2 million, or 38%, from $115.8 million for the three months ended May 31, 2007 to $160.0 million for the three months ended May 31, 2008. During the nine months ended May 31, 2008, Industrial net sales increased by $111.6 million, or 35%, from $316.3 million for the nine months ended May 31, 2007 to $427.9 million. Excluding sales from acquisitions and favorable impact of foreign currency rate changes, core sales grew 14% for both the three and nine months ended May 31, 2008 and 2007. The core sales growth reflects a continuation of strong global demand for Joint Integrity and High Force Hydraulic tools product lines, as well as services provided for the robust oil & gas and power generation markets, along with modest price increases.

Electrical Segment

Electrical net sales increased by $1.6 million, or 1%, from $127.6 million for the three months ended May 31, 2007 to $129.2 million for the three months ended May 31, 2008. During the nine months ended May 31, 2008, Electrical net sales increased by $20.6 million, or 6%, from $373.3 million for the nine months ended May 31, 2007 to $393.9 million. Excluding the acquisition of BH Electronics in June 2007 and the favorable impact of foreign currency rate changes, core sales declined 10% and 6% for the three and nine months ended May 31, 2008, respectively. The decline is the result of lower demand in the retail Do-It-Yourself (“DIY”), transformer, and marine markets. Approximately 65% of the Electrical Segment sales are generated in North America, where economic conditions have deteriorated since the prior year, including a sharp decline in consumer confidence. Year-over-year comparisons were also negatively affected by our strategic decision to exit low margin products in the European Electrical product line as part of our recently concluded restructuring program.

Actuation Systems Segment

Actuation Systems net sales increased by $11.1 million, or 10%, from $111.8 million for the three months ended May 31, 2007 to $122.9 million for the three months ended May 31, 2008. During the nine months ended May 31, 2008, Actuation Systems net sales increased by $30.4 million, or 10%, from $315.1 million to $345.5 million. Excluding the favorable impact of foreign currency rate changes, core sales grew 1% and 2% for the three and nine months ended May 31, 2008, respectively, reflecting strong demand from our global Truck and Auto customers offset by significantly lower Recreational Vehicle (“RV”) market sales volume. Truck sales increased due to robust European new truck build rates and higher prototype and replacement part volumes in North America, while Auto sales increased modestly as a result of new model launches. RV product line sales declined during the periods under review, including a 27% decrease in the three months ended May 31, 2008, due to the combined impact of higher fuel prices, reduced consumer confidence and economic conditions. We expect RV market demand to continue to be weak for the next few quarters based on RV OEM feedback.

Engineered Products Segment

Engineered Products net sales increased by $2.7 million, from $29.9 million for the three months ended May 31, 2007 to $32.6 million for the three months ended May 31, 2008. For the nine months ended May 31, 2008, Engineered Products net sales increased $27.7 million, to $92.1 million, due to the Maxima acquisition and core sales growth. Core sales grew 6% in the third quarter and 11% year-to-date over the comparable prior year periods, primarily due to strong demand in the agriculture, aerospace, container hardware, and utility markets.

Operating Profit

	Three Months Ended		Nine Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Operating Profit:
Industrial	$43.7	$33.3	$114.4	$86.5
Electrical	8.1	9.9	19.3	24.9
Actuation Systems	13.7	11.0	32.1	27.5
Engineered Products	4.2	4.0	11.6	8.8
Corporate	(8.2)	(5.7)	(22.4)	(14.8)

Total	$61.5	$52.5	$155.0	$132.9

Industrial Segment

Industrial operating profit increased by $10.4 million, or 31%, from $33.3 million for the three months ended May 31, 2007 to $43.7 million for the three months ended May 31, 2008. For the nine months ended May 31, 2008, Industrial operating profit increased by $27.9 million, or 32%, from $86.5 million for the nine months ended May 31, 2007 to $114.4 million. Operating profit grew as a result of increased sales volumes from existing businesses, higher production levels resulting in increased absorption of fixed costs, price increases, acquisitions, operating efficiencies resulting from continuous improvement initiatives and the favorable impact of foreign exchange rates; partially offset by unfavorable sales and acquisition mix, higher intangible asset amortization, higher incentive compensation expense, increased cost of certain raw materials and investments in sales and marketing initiatives.

Electrical Segment

Electrical operating profit decreased by $1.8 million, or 18%, from $9.9 million for the three months ended May 31, 2007 to $8.1 million for the three months ended May 31, 2008. For the nine months ended May 31, 2008, Electrical operating profit decreased by $5.6 million, or 22%, from $24.9 million for the nine months ended May 31, 2007 to $19.3 million. Operating profit declined as a result of lower sales, production levels and unfavorable sales mix, despite margin improvements in the European Electrical product line. While we expect continued short term weakness in the Electrical segment due to weak consumer demand, we are continuing to reduce costs to counter the impact of lower volumes.

The European Electrical restructuring program was completed during the second quarter of fiscal 2008 at a cumulative pre-tax cost of $20.8 million. This program is expected to generate pre-tax savings of $7 to $8 million annually (See Note 3 “Restructuring”).

Actuation Systems Segment

Actuation Systems operating profit increased by $2.7 million, or 25%, from $11.0 million to $13.7 million for the three months ended May 31, 2007 and 2008, respectively. Actuation Systems operating profit increased by $4.6 million, or 16%, from $27.5 million to $32.1 million for the nine months ended May 31, 2007 and 2008, respectively. The operating profit improvement resulted from increased volumes, continued operating efficiency improvements, customer pricing and favorable foreign exchange rates. These were partially offset by facility consolidation costs and input material price inflation.

Engineered Products Segment

Engineered Products operating profit increased by $0.2 million, or 5% from $4.0 million for the three months ended May 31, 2007 to $4.2 million for the three months ended May 31, 2008. For the nine months ended May 31, 2008, Engineered Products operating profit increased by $2.8 million to $11.6 million from $8.8 million during the nine months ended May 31, 2007. The operating profit growth was due to higher sales volumes, customer price increases, and increased low cost country sourcing partially offset by the facility relocation and downsizing costs, increased cost of certain purchased components and higher incentive compensation costs.

Corporate

Corporate expenses increased by approximately $2.5 million to $8.2 million for the three months ended May 31, 2008 and by approximately $7.6 million to $22.4 million for the nine months ended May 31, 2008. The increases were the result of higher staffing levels to support business expansion, expenses to support corporate-wide training initiatives, higher incentive compensation expense, start-up costs for our Taicang, China facility, and increased income tax consulting fees.

Financing Costs, net

Financing costs increased from $24.2 million to $27.5 million for the nine months ended May 31, 2008 when compared to the nine months ended May 31, 2007, a $3.3 million increase as a result of higher average debt levels due to timing of acquisitions.

Income Taxes

Our income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, and our ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for the three and nine months ended May 31, 2008 was 25.8% and 31.6% compared to 30.8% and 31.3% during the three and nine months ended May 31, 2007, respectively. The third quarter fiscal 2008 tax rate includes the benefit of tax reserve adjustments of $2.6 million resulting from favorable book provision to tax return adjustments, settling tax audits for amounts less than previously accrued and the lapsing of various tax statutes of limitations. There were no similar adjustments for the three month period ended May 31, 2007. The effective income tax rate was higher in the nine months ended May 31, 2008 than the other periods presented primarily as a result of no tax benefit being recorded for the majority of the European Electrical restructuring charges.

Restructuring

We initiated plans to restructure the European Electrical product line within the Electrical segment during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and improve profitability. During the quarter ended February 29, 2008, we completed these restructuring activities resulting in cumulative pre-tax restructuring provisions totaling $20.8 million.

A rollforward of the European Electrical restructuring reserve follows:

Accrued restructuring costs as of August 31, 2007	$2,150
Restructuring charges	10,473
Cash payments	(3,214)
Product line and rationalization	(3,051)
Foreign currency impact	643

Accrued restructuring costs as of May 31, 2008	$6,999

The remaining $7.0 million of accrued restructuring costs at May 31, 2008 represents severance cost of approximately $0.6 million, lease exit costs of approximately $4.3 million, and product line rationalization costs of $2.1 million. The severance and product line rationalization costs will be paid during fiscal 2008 and 2009, while the lease exit costs will be paid over the remaining 12 year term of the lease.

Liquidity and Capital Resources

Cash and cash equivalents totaled $91.1 million and $86.7 million at May 31, 2008 and August 31, 2007, respectively.

We generated $125.2 million of cash from operating activities during the nine months ended May 31, 2008 compared to $129.4 million during the nine months ended May 31, 2007. Cash provided by operating activities is primarily used to fund capital expenditures, acquisitions and debt repayments. Despite net earnings growth in the current year, our net cash provided by operating activities declined modestly from the prior year due to an increase in our accounts receivable balance.

Cash used in investing activities totaled $128.9 million and $149.0 million during the nine months ended May 31, 2008 and 2007, respectively. We spent $110.1 million on acquisitions in the current year, including the purchase of TK and SPS. In the comparative prior year period, we completed four acquisitions, requiring cash funding of $132.6 million. Additionally, capital expenditures increased due to ERP system upgrades, rental fleet additions, and construction of a new facility in China. We funded a portion of these additions with approximately $9.5 million of proceeds generated from the sale of certain (including sale-leaseback) facilities during the nine months ended May 31, 2008.

Net cash provided by financing activities totaled $3.1 million and $66.4 million during the nine months ended May 31, 2008 and 2007, respectively. The cash provided by financing activities during fiscal 2007 primarily relates to the proceeds from $155.0 million of additional term loans offset by other debt repayments.

At May 31, 2008, we had approximately $250.0 million of availability under our bank revolving credit line. We believe that such availability, combined with our $91.1 million of cash on hand and future operating cash flows, will be adequate to meet operating needs, debt service, funding of tuck-in acquisitions, and capital expenditure requirements for the foreseeable future.

Primary Working Capital Management

We use primary working capital as a percentage of sales (“PWC%”) as a key indicator of working capital management. We define this metric as the sum of net accounts receivable, outstanding balances on the accounts receivable securitization facility, and net inventory less accounts payable, divided by annualized sales of the last three months. The following table summarizes Primary Working Capital:

	May 31, 2008	PWC %	May 31, 2007	PWC %
Accounts receivable, net	$249,163		$186,501
Accounts receivable securitization	61,562		64,084

Total accounts receivable	310,725	17.5%	250,585	16.2%
Inventory, net	223,151	12.5%	194,506	12.6%
Accounts payable	(178,877)	(10.1)%	(154,765)	(10.0)%

Net primary working capital	$354,999	19.9%	$290,326	18.8%

Our net primary working capital percentage increased from 18.8% to 19.9%, as a result of growth in our receivables (timing of sales in the quarter), and the impact of acquisitions on the working capital mix.

Commitments and Contingencies

We lease certain facilities, computers, equipment and vehicles under various operating lease agreements, generally over periods from one to twenty years. Under most arrangements, we pay the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable us to renew the lease based upon fair value rental rates on the date of expiration of the initial lease.

In the normal course of business, we enter into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing was approximately $5.6 million at May 31, 2008. The future undiscounted minimum lease payments for these leases are as follows: $0.8 million in calendar 2008; $1.1 million in calendar 2009 through 2010, $1.2 million in calendar 2011 and 2012; and $3.8 million thereafter.

As more fully discussed in Note 4, “Accounts Receivable Securitization”, in the Notes to Condensed Consolidated Financial Statements, we are a party to an accounts receivable securitization program. Trade receivables sold and being serviced by the Company were $61.6 million and $56.5 million at May 31, 2008 and August 31, 2007, respectively. If we had discontinued this securitization program at May 31, 2008 it would have been required to borrow approximately $61.6 million to finance the working capital increase. Total capacity under the securitization program is $65.0 million.

We had outstanding letters of credit of $6.4 million and $6.5 million at May 31, 2008 and August 31, 2007, respectively. The letters of credit secure self-insured workers compensation liabilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and, to a lesser extent, commodity prices. To reduce such risks, we selectively use financial instruments and other proactive management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading or speculative purposes. A discussion of our accounting policies for derivative financial instruments is included within Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our fiscal 2007 Annual Report on Form 10-K.

Currency Risk —We have exposure to foreign currency exchange fluctuations. Approximately 50% and 48% of our revenues for the nine months ended May 31, 2008 and the year ended August 31, 2007, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 67% were denominated in euros, with the majority of the remainder denominated in British pounds. We selectively use cross-currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). Under the swaps, we receive interest based on a variable U.S. dollar rate and pay interest on variable euro rates on the outstanding notional principal amounts in dollars and euros. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. (See Note 8. “Derivatives”).

Our identifiable foreign currency exchange exposure results primarily from the anticipated purchase of product from affiliates and third party suppliers and from the repayment of intercompany loans between subsidiaries denominated in foreign currencies. We periodically identify areas where we do not have naturally occurring offsetting positions and then may purchase hedging instruments to protect against anticipated exposures. There are no material hedging instruments in place as of the date of this filing. Our financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables, and net investments in foreign subsidiaries.

Interest Rate Risk —We have earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are based on LIBOR and EURIBOR interest rates. We have periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. (See Note 8, “Derivatives”). An increase or decrease of 25 basis points in the applicable interest rates on variable rate debt at May 31, 2008 would result in a change in pre-tax interest expense of approximately $0.5 million on an annual basis.

Commodity Risk —We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion. During 2008 we faced significant price increases for steel and copper components. We have historically, and continue to, raise prices to customers in order to counter the higher costs. In addition, continuous improvement initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. We did not have any significant derivative contracts in place at May 31, 2008 or August 31, 2007 to hedge exposure to commodity risk.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are inapplicable and have been omitted.

Item 6 – Exhibits

(a)	Exhibits

See “Index to Exhibits” on page 33, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: July 9, 2008	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED May 31, 2008

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
10.1	Amendment No. 17, dated May 9, 2008, to the Receivables Purchase Agreement dated May 31, 2001, among Actuant Receivables Corporation, as Seller, Actuant Corporation, as Initial Servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as Agent		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X