Form 10-K
period 2008-08-31
ACTUANT CORP
filed 2008-10-29
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes    ☒          No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act.        Yes    ☐          No    ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.        Yes    ☒          No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):        Yes    ☐          No    ☒

There were 56,178,225 shares of the Registrant’s Class A Common Stock outstanding as of September 30, 2008. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on February 29, 2008) held by non-affiliates of the Registrant was approximately $1,498 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 9, 2009 are incorporated by reference into Part III hereof.

Actuant Corporation provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the recreational vehicle, truck, automotive, industrial production, oil and gas, power generation, marine, infrastructure and retail electrical Do-It-Yourself (“DIY”) industries, market acceptance of existing and new products, successful integration of acquisitions and related restructuring, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor, or overhead cost increases, foreign currency risk, interest rate risk, commodity risk, the impact of geopolitical activity on the economy, the length of economic downturns in the Company’s markets, litigation matters, the Company’s ability to access capital markets, and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.

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

The Industrial segment is primarily involved in the design, manufacture, and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure, oil and gas, power generation and production automation markets. The Industrial segment also provides manpower services and product rental to the global joint integrity market. The Electrical segment is primarily involved in the design, manufacture, and distribution of electrical tools and supplies to the retail electrical, wholesale, original equipment manufacturer (“OEM”) and marine markets. The Actuation Systems segment primarily focuses on developing and marketing highly engineered position and motion control systems for OEMs in the recreational vehicle, automotive, truck, and other industrial markets. The Engineered Products segment designs and manufactures a variety of products for industrial, aerospace and power distribution markets.

Our long-term goal is to grow annual diluted earnings per share (“EPS”), excluding unusual or non-recurring items, faster than most multi-industry peers. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses (tuck-in acquisitions). Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our EPS growth goal. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund additional acquisitions and internal growth opportunities. Our application of this strategy has generated profitable growth over the past eight years.

A significant portion of the Company’s growth has come from business acquisitions, and this will continue to be an important part of our strategy in the future. For further information, see Note 2, “Acquisitions” in the Notes to Consolidated Financial Statements.

Description of Business Segments

Industrial

We believe the Industrial business is a leading global supplier of branded hydraulic tools, supplies and services for the general maintenance, industrial, infrastructure, oil and gas, power generation and production automation markets. We design, produce, and market our industrial tools primarily through our Enerpac, Simplex, Precision Sure-Lock, TTF, Hydratight, Injectaseal, D.L. Ricci and Superior Plant Services (“SPS”) brand names. The following is a summary of our Industrial segment product lines:

High Force Hydraulic Tools.    We believe Enerpac is a leading global supplier of specialized high-force hydraulic industrial tools operating at very high pressures of approximately 5,000 pounds per square inch to 12,000 pounds per square inch. The hydraulic tool line consists of a broad range of products that are generally sold by industrial and specialty fluid power distributors to customers in the infrastructure, mining, steel mill, cement, rail, oil and gas, and general maintenance industries. While the majority of its customers are specialty fluid power distributors, Enerpac also works closely with major global infrastructure firms to supply products that are used in major infrastructure projects. Enerpac and Simplex products allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. In addition to specialty fluid power distributors and global infrastructure firms, Enerpac maintains strong customer relationships with leading industrial distributors such as W.W. Grainger, Applied Industrial Technologies, and MSC.

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

Precision Sure-Lock and TTF maintain a leading market position in the concrete pre- and post-tensioning product markets in the U.S. and Europe, respectively. Products include one-time use and reusable chucks and wedges, stressing jacks, and anchors that are used by concrete tensioning system designers, fabricators, and installers. Primary end markets include residential and commercial construction, railroad, bridges and infrastructure and underground mining and tunnels.

Joint Integrity.    Hydratight, D.L. Ricci, Injectaseal and SPS provide joint integrity solutions to the global oil and gas and power generation markets. Products include hydraulic torque wrenches, bolt tensioners and portable machining equipment, which are sold to service providers and through distribution, or rented to end users. These products are used in the maintenance of joints on oil rigs, wind turbines, refineries and pipelines as well as fossil fuel and nuclear power plants. We also provide manpower services whereby our employees perform bolting, machining and joint integrity work for customers. Sales and services are provided to customers in emerging markets as well as in the North Sea, Middle East, South America, China, Asia, Gulf of Mexico and Canada. This business maintains strong relationships with a variety of leading oil and gas firms such as Statoil, BJ Services, British Petroleum and Shell.

Electrical

We believe the Electrical business is a leading supplier of a wide array of branded specialized electrical tools and supplies in North America and Europe to electrical wholesale distributors, catalog houses, retail home centers, hardware cooperatives, and the retail marine distribution channel. We design, produce and market our electrical tools and supplies using strong established brand names such as Acme Electric, Actown, Gardner Bender, Marinco, BH Electronics, Kopp and Dresco. Our Electrical business provides thousands of stock keeping units (“SKUs”), many of which are designed and manufactured by us in the United States and Germany. The electrical businesses share core competencies in product branding, distribution and channel management, global sourcing and managing the logistics of SKU intensive product lines. The following is a summary of the Electrical segment product lines:

North American Electrical—The North American Electrical product line includes electrical tools and supplies sold to the North American retail home center, hardware cooperatives and retail automotive aftermarket, supplying thousands of SKUs through a variety of distribution channels. The primary brands utilized in this product line include Gardner Bender, Del City, A.W. Sperry and Calterm. Customers include leading retailers such as The Home Depot, Lowe’s, Menards, TruServ, Ace Hardware and Wal-Mart. Principal products include the following:

•	Cable ties, staples, fasteners and wire management

•	Wire connectors, solderless terminals and lugs

•	Conduit bending and fishing equipment

•	Electrical hand tools

•	Electrical testers and meters

•	Electric wire and cable

•	Plugs, sockets and other automotive products

European Electrical—The European Electrical product line includes electrical tools and supplies sold to the German, Benelux and Austrian retail home center, wholesale distribution and OEM markets. European Electrical products are also sold in Eastern European markets such as Hungary, Poland, the Czech Republic and Russia, as well as Scandinavia. The primary brands include Kopp and Dresco. Customers include leading retailers such as Praktiker (Metro Group), Hagebau/Zeus, Rewe, Hornbach, Baumax, Praxis, Gamma and Formido. Principal products include the following:

•	Wall switches and receptacles

•	Multiple socket outlets and surge protectors

•	Electrical hand tools

•	Cable ties, staples, fasteners and wire management

•	Electric wire and cable

•	Plumbing accessories

•	Bicycle accessories

Specialty Electrical—Principal products of the Specialty Electrical product line include a broad offering of electrical products and systems for harsh environments sold under the Ancor, Marinco, Guest, AFI, Nicro, B.E.P Marine and BH Electronics brand names. These products are sold to boat manufacturers such as Chapparall, Mastercraft, Sea Ray and Bayliner, marine retailers such as West Marine and Boaters World, catalog businesses such as Cabelas and Bass Pro Shops and other marine aftermarket distributors.

Approximately one-half of Specialty Electrical sales are to non-marine and harsh environment markets, including the outdoor theatrical and event lighting, recreational vehicle, medical, industrial and power generation markets. Customers in these non-marine markets include Applied Materials, Fleetwood and Kohler. The majority of Specialty Electrical’s sales are in North America, with additional revenues being derived in Europe, New Zealand and Australia. Specialty Electrical’s main products include the following:

•	Cable ties and wire management

•	Battery distribution, switches and chargers

•	Electrical receptacles, plugs, switches, and accessories

•	Control panels and digital monitoring systems

•	Electric wire and cable

•	Custom marine dash panels and electrical wiring harnesses

•	Ship-to-shore and heavy duty power cords

Professional Electrical—The Professional Electrical product line includes a broad range of single-phase, dry type, transformers sold into the low voltage segment of the North American transformer market, as well as custom toroidal transformers and coils. Approximately one-half of its products are sold in the U.S. through a wholesale distribution network of approximately 2,000 electrical distributors, including Affiliated Distributors, IMARK, CED and Rexel, with the balance sold directly to a variety of OEMs such as Siemens, Powerware, Intermatic and General Electric. Products are sold under the Acme Electric, Actown and Amveco brand names.

Actuation Systems

We believe that the Actuation Systems business is a leading global designer and manufacturer of customized position and motion control systems and products for OEMs in a variety of niche industrial markets. The segment works with its customers to provide customized solutions, primarily in the recreational vehicle (“RV”), heavy-duty truck and automotive markets. Products include RV slide-out, leveling and retractable step and cargo tray systems, hydraulic cab-tilt and latching systems for heavy-duty trucks, electro-hydraulic automotive convertible top latching and actuation systems, air handling and turbo charger components and systems for the heavy-duty truck market and flexible shafts for a variety of end markets. We believe that the segment’s principal brands, Power-Packer, Power Gear, Kwikee, B.W. Elliott and Gits are recognized for their engineering quality, integrated custom design and product line offerings summarized below:

Truck Actuation Systems—The Truck Actuation Systems product line includes customized position and motion control systems and products for OEMs in the heavy-duty truck market. Primary products include hydraulic cab-tilt and latching systems, actuators used in air handling/turbocharger systems and exhaust gas recovery systems used by diesel engine manufacturers. These products are sold to leading OEMs such as Volvo, Iveco, Scania, Detroit Diesel, Garrett Turbochargers, Holset Engineering, IHI and Borg Warner under the Power Packer, Gits and Yvel brand names. The majority of Truck Actuation Systems sales are in Europe and North America, with an emerging presence in Brazil, China and other Asian countries.

Recreational Vehicle Actuation Systems—The Recreational Vehicle Actuation Systems product line consists of electric and hydraulic powered slide-out, step and leveling systems for the RV market under the Power Gear and Kwikee brand names. Most sales are generated in North America, although we also supply product to the European RV market. We supply most of the major U.S. RV OEMs including Fleetwood, Winnebago and Monaco. Approximately 90% of our sales to this market are for the motorhome sector of the RV market with the balance in the travel trailer sector.

Automotive Actuation Systems—The Automotive Actuation Systems product line includes electro-hydraulic automotive convertible top actuation and latching systems. These systems are comprised of sensors, electronic controls, hydraulic cylinders, latches, electric motors and a hydraulic pump. Our convertible top actuation systems are utilized on both retractable soft and hard top vehicles. We are the supplier of the convertible top actuation system on various automotive platforms with OEM’s including Daimler, Audi, Volkswagen, Renault, Peugeot, Saab, General Motors, Volvo and Ford. We maintain strong relationships with leading customers such as Wilhelm Karmann GmbH, CTS Dachsysteme, Edscha and Webasto. Approximately 90% of our Automotive Actuation Systems are manufactured in Europe.

Engineered Products

We provide a variety of products and engineered solutions to other niche markets. The brands used to market these products are as follows:

•

We engineer, manufacture and market electronic controls, components and instrumentation systems for low-to-medium volume severe-duty applications. Products are sold to the marine, agricultural, off-highway, industrial, specialty vehicle and automotive aftermarket under the Datcon, Stewart Warner and AST brand names.

•	Nielsen Sessions offers a comprehensive line of case, container and industrial hardware. Products include a variety of hinges, latches, handles, caster plates and accessories.

•

Acme Aerospace manufactures and sells cell fibrous nickel cadmium batteries, battery chargers, power management systems, power supplies and converters used in a variety of aerospace and defense applications. Such products are sold to aerospace OEMs, military contractors, the U.S. military and commercial airlines.

•

Turner Electric engineers, manufactures and markets high voltage switch products to the North American electric utility industry consisting primarily of air break switches, load break interrupters and accessory equipment.

International Business

Actuant is a global company. In fiscal 2008, we derived approximately 49% of our net sales from the United States, 41% from Europe, 8% from Asia, 1% from Canada, and 1% from South and Latin America. International sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other factors associated with foreign trade. We serve a global customer base and have implemented a global infrastructure for the manufacturing, sourcing, distribution and sales of our products. Our global scale and infrastructure enable us to meet the needs of our customers with global operations, which supports our strong relationships with many customers who are leaders in their industries.

Distribution and Marketing

The Industrial segment sells products through distributors and OEM channels, while our Electrical segment sells its products through a combination of distributors, direct sales personnel and manufacturer’s representatives into the retail, distribution and OEM channels. Our distributor networks are one of our key competitive strengths in providing exceptional service to our end customers.

Retail    We utilize a combination of internal account managers and independent manufacturers’ representatives to serve the retail customers of our Electrical segment, including home centers, specialty marine and automotive retailers, mass merchandisers and hardware cooperatives. Sales and marketing personnel provide significant marketing support, including promotional planning, sales programs, retail point-of-purchase materials and displays, effective product packaging, strong advertising programs and state of the art merchandising.

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

Product Development and Engineering

We have earned a reputation for design and engineering expertise and for the creation of highly engineered innovative products. We maintain engineering staff at several locations that design new products and make improvements to existing product lines. Research and development costs are expensed as incurred. Expenditures for research and development were $17 million, $12 million, and $10 million in fiscal 2008, 2007 and 2006, respectively. We have developed several proprietary technologies and hold over 766 patents, including pending applications, around the world.

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

Manufacturing and Operations

Our manufacturing operations primarily consist of light assembly operations. However, we do have plastic injection molding, machining operations and automated welding and painting lines in certain businesses. We have implemented single piece flow methodology in most of our manufacturing plants, which reduces inventory levels, lowers “re-work” costs and shortens lead time to customers. We manufacture the majority of the products we sell, but strategically outsource components and finished goods from an established global network of qualified suppliers. Components are purchased from a variety of suppliers, including those in low cost countries such as China. We have built strong relationships with our key suppliers over many years, and while we single source many of our components, we believe that in most cases there are several qualified alternative sources.

Order Backlogs and Seasonality

We had an order backlog of approximately $207 million and $232 million at August 31, 2008 and 2007, respectively. Substantially all orders are expected to be completed prior to the end of fiscal 2009. Our Industrial and Electrical segments have relatively short order-to-ship cycles, while our OEM-oriented Actuation System and Engineered Product segments have longer cycles, and therefore typically have larger backlogs. Our consolidated sales are not subject to significant seasonal fluctuations.

Sales Percentages by Fiscal Quarter

	2008	2007
Quarter 1	25%	24%
Quarter 2	24%	23%
Quarter 3	27%	26%
Quarter 4	24%	27%

	100%	100%

Employees

At August 31, 2008, we employed approximately 7,500 people. Our employees are not subject to any collective bargaining agreements with the exception of approximately 200 U.S. production employees and employees covered by government-mandated collective labor agreements in some international locations. We believe working relationships with our employees are good.

Environmental Matters

Our operations, like those of all industrial businesses, are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those regulating discharges of hazardous materials into the air and water, the storage and disposal of such materials and the clean-up of soil and groundwater contamination. Pursuant to certain environmental laws, a current or prior owner or operator of a site may be liable for the cost of an investigation and any remediation of contamination, and persons who arrange for disposal or treatment of hazardous materials may be liable for such costs at a disposal or treatment site, whether or not the person owned or operated it. These laws impose strict, and under certain circumstances, joint and several liability.

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

Item 1A.    Risk Factors

Current worldwide economic conditions may adversely affect our industry, business and results of operations.

In 2008, general worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products, which would delay and lengthen sales cycles. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide, or in the specific end markets we serve. If the recreational vehicle, truck, automotive, industrial, production, oil and gas, power generation, marine, infrastructure or electrical markets significantly deteriorate due to these economic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.

Market demand for our products may suffer cyclical declines.

The level of market demand for our products depends on the general economic condition of the markets in which we compete. A portion of our revenues are derived from customers in cyclical industries that typically are adversely affected by downward economic cycles, which may result in lower demand for products in the affected business segment. For example, we generate sales in the heavy-duty truck, RV, automotive, infrastructure, marine and retail electrical DIY markets. As a result, deterioration in the conditions in any of these markets, as well as in any of the other industries in which we operate, could adversely affect our businesses. If consumer confidence continues to decline, consumer discretionary spending on RV and automobile purchases and remodeling and other construction projects could be negatively impacted, which would adversely impact our sales to customers in these markets.

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

Our ability to make scheduled payments of principal of, to pay interest on, or to refinance our indebtedness, and to satisfy our other debt and lease obligations will depend upon our future operating performance and credit market conditions, which will be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financings will be available to us on favorable terms or at all for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, our business, financial condition and results of operations will be materially adversely affected.

Our ability to service our debt obligations would be harmed if we fail to comply with the financial and other covenants in our debt agreements.

Our amended senior credit agreement and our other debt agreements contain a number of financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in our being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. Borrowings under our amended senior credit facility are secured by a pledge of stock of certain of our subsidiaries and guaranteed by certain other subsidiaries. If borrowings under our amended senior credit facility were declared or became due and payable immediately as the result of an event of default and we were unable to repay or refinance those borrowings, the lenders could foreclose on the pledged stock. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant decrease in our liquidity and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, and any failure to pay that debt, when due, could seriously harm our business.

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

Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions or successfully integrate recent and future acquisitions.

A portion of our growth has been attributed to acquisitions of strategic businesses. We plan to continue making strategic acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategies in the past, our ability to successfully execute acquisitions will be impacted by a number of factors, including our ability to identify acquisition candidates, increased competition for acquisitions, which may increase acquisition costs and affect our ability to consummate acquisitions on favorable terms, and the availability of financing for acquisitions on terms acceptable to us. The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Furthermore, even if successfully integrated, the acquired business may not achieve the results we expected or produce expected benefits in the time frame planned. Failure to continue with our acquisition strategy and the successful integration of acquired businesses could have an adverse effect on our business, results of operations, liquidity and financial condition.

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of each of their companies before we acquired it.

In most of these agreements, however, the liability of the former owners is limited and certain former owners may not be able to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will fully protect us, and as a result we may face unexpected liabilities that adversely affect our profitability and financial position.

Our goodwill and other intangible assets represent a substantial amount of our total assets.

Our total assets reflect substantial intangible assets, primarily goodwill. At August 31, 2008, goodwill and other intangible assets totaled approximately $932 million, or about 56% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could reflect, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill or other intangible asset impairment. Any determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.

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

We are subject to federal, state, local and foreign laws and regulations governing public and worker health and safety. Any violations of these laws by us could cause us to incur unanticipated liabilities that could harm our operating results. Pursuant to such laws, governmental authorities have required us to contribute to the cost of investigating or remediating, or to investigate or remediate, third party as well as currently or previously owned and operated sites. In addition, we provided environmental indemnities in connection with the sale of certain businesses and product lines. Liability as an owner or operator, or as an arranger for the treatment or disposal of hazardous substances, can be joint and several and can be imposed without regard to fault. There is a risk that our costs relating to these matters could be greater than what we currently expect or exceed our insurance coverage, or that additional remediation and compliance obligations could arise which require us to make material expenditures. In particular, more stringent environmental laws, unanticipated remediation requirements or the discovery of previously unknown conditions could materially harm our financial condition and operating results. We are also required to comply with various environmental laws and maintain permits, some of which are subject to discretionary renewal from time to time, for many of our businesses, and our business operations could be restructured if we are unable to renew existing permits or to obtain any additional permits that we may require.

Any loss of key personnel and the inability to attract and retain qualified employees could have a material adverse impact on our operations.

We are dependent on the continued services of key executives such as our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and executives in charge of our segments. We currently do not have employment agreements with most of these or other officers. The departure of key personnel without adequate replacement could severely disrupt our business operations. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience to operate our businesses successfully. From time to time there may be shortages of skilled labor which may make it more difficult and expensive for us to attract and retain qualified employees. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

If our intellectual property protection is inadequate, others may be able to use our technologies and tradenames and thereby reduce our ability to compete, which could have a material adverse effect on us, our financial condition and results of operations.

We regard much of the technology underlying our services and products and the trademarks under which we market our products as proprietary. The steps we take to protect our proprietary technology may be inadequate to prevent misappropriation of our technology, or third parties may develop similar technology independently. We rely on a combination of patents, trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other contracts to establish and protect our technology and other intellectual property rights. The agreements may be breached or terminated, and we may not have adequate remedies for any breach, and existing trade secrets, patent and copyright law afford us limited protection. Policing unauthorized use of our intellectual property is difficult. A third party could copy or otherwise obtain and use our products or technology without authorization. Litigation may be necessary for us to defend against claims of infringement or to protect our intellectual property rights and could result in substantial cost to us and diversion of our efforts. Further, we might not prevail in such litigation which could harm our business.

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

The primary raw materials that we use include steel, plastic resin, copper, brass, steel wire and rubber. Most of our suppliers are not currently parties to long-term contracts with us. Consequently, we are vulnerable to fluctuations in prices of such raw materials. If market prices for certain materials such as steel, plastic resin and copper rise, it could have a negative effect on our operating results and ability to manufacture our respective products on a timely basis. From time to time we have entered into derivative contracts to hedge our exposure to commodity risk, none of which derivative contracts have been material. Factors such as supply and demand, freight costs and transportation availability, inventory levels, the level of imports and general economic conditions may affect the prices of raw materials that we need. If we experience any significant increases in raw material prices, or if we are unable to pass along any increases in raw material prices to our customers, then our results of operations could be adversely affected. In addition, an increasing portion of our products are sourced from low cost regions. Changes in export laws, taxes and disruptions in transportation routes could adversely impact our results of operations.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters is located in Butler, Wisconsin. As of August 31, 2008, the Company operated the following facilities (square footage in thousands):

	Number of Locations		Total Number of Locations	Square Footage		Total Square Footage
		Distribution/ Sales
	Manufacturing			Owned	Leased
Industrial	21	42	63	310	1,066	1,376
Electrical	21	20	41	1,148	853	2,001
Actuation Systems	10	3	13	379	534	913
Engineered Products	7	3	10	114	296	410

	59	68	127	1,951	2,749	4,700

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest locations are located in the United States, Germany, the United Kingdom, the Netherlands and China. We also maintain operations in Australia, Austria, Brazil, Canada, Czech Republic, France, Hungary, India, Italy, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Norway, Poland, Russia, Singapore, South Korea, Spain, Thailand, Trinidad & Tobago, Tunisia, Turkey, and the United Arab Emirates. Please refer to Note 7 “Leases” in the Consolidated Financial Statements included in this Annual Report for information with respect to our lease commitments.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The names, ages and positions of all of the executive officers of the Company as of August 31, 2008 are listed below.

Name	Age	Position
Robert C. Arzbaecher	48	President and Chief Executive Officer; Chairman of the Board
William L. Axline	60	Executive Vice President—Electrical Segment
William S. Blackmore	52	Executive Vice President—Actuation Systems and Engineered Products
Gustav H.P. Boel	63	Executive Vice President; Director
Mark E. Goldstein	52	Executive Vice President and Chief Operating Officer
Brian K. Kobylinski	42	Executive Vice President—Industrial Segment
Andrew G. Lampereur	45	Executive Vice President and Chief Financial Officer

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

William L. Axline—Executive Vice President—Electrical Segment. Mr. Axline joined Actuant in January 2008 as Executive Vice President of the Electrical Segment. Prior to Actuant, Mr. Axline held the role of Executive Vice President, Chief Operating Officer of Fluidmaster, Inc. from 2003 to 2007. Prior to joining Fluidmaster, he served as President, Chief Executive Officer, of Distribution America, Inc. from 2001 to 2003 and held the role of Vice President, General Manager at Alltrade, Inc. from 1999 to 2000. Mr. Axline also brings over 27 years of leadership experience with The Stanley Works.

William S. Blackmore, Executive Vice President—Actuation Systems and Engineered Products. Mr. Blackmore has been the Executive Vice-President—Actuation Systems and Engineered Products since fiscal year 2004. He joined the Company as leader of the Engineered Solutions-Americas business in fiscal year 2002. Prior to joining Actuant, he served as President of Integrated Systems—Americas at APW Ltd. from 2000 to 2001 and as President, Rexnord Gear and Coupling Products (“Rexnord”) from 1997 to 2000. Prior to 1997 Mr. Blackmore held various general management positions at Rexnord and Pillar Industries.

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

Mark E. Goldstein, Executive Vice President and Chief Operating Officer. Mr. Goldstein was appointed to the newly created position of Chief Operating Officer in fiscal 2007. He joined the Company in fiscal year 2001 as the leader of the Gardner Bender business and was appointed Executive Vice President—Tools and Supplies in 2003. Prior to joining Actuant he held senior sales, marketing and operations management positions at The Stanley Works, most recently as President, Stanley Door Systems. Mr. Goldstein was employed by The Stanley Works for 22 years.

Brian K. Kobylinski, Executive Vice President—Industrial Segment. Mr. Kobylinksi joined Actuant in 1993 and progressed through a number of management roles within Gardner Bender and Del City. In 2000, Brian was named Vice President of Gardner Bender and led the company’s sales and marketing. He became Vice President of Business Development for Actuant in 2002 and was named Global Business Leader, Hydratight in 2005. In 2007, he was named Industrial Segment Leader. Prior to Actuant, Mr. Kobylinski was with Fort Howard Corporation and Federated Insurance.

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol ATU. At September 30, 2008, the number of record shareholders of common stock was approximately 1,736. The high and low sales prices of the common stock were as follows for the previous two fiscal years:

Fiscal Year	Period	High	Low
2008	June 1, 2008 to August 31, 2008	$37.15	$28.28
	March 1, 2008 to May 31, 2008	36.73	26.18
	December 1, 2007 to February 28, 2008	35.12	24.25
	September 1, 2007 to November 30, 2007	35.09	28.07

2007	June 1, 2007 to August 31, 2007	$33.93	$27.25
	March 1, 2007 to May 31, 2007	27.82	24.14
	December 1, 2006 to February 28, 2007	27.43	22.86
	September 1, 2006 to November 30, 2006	27.57	21.33

In fiscal 2008, the Company declared a dividend of $0.04 per common share payable on October 15, 2008 to shareholders of record on September 30, 2008. In fiscal 2007, the Company declared a dividend of $0.04 per common share payable on October 15, 2007 to shareholders of record on September 28, 2007.

Performance Graph

The graph below matches Actuant Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Diversified Industrials index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from August 31, 2003 to August 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Actuant Corporation, The S&P 500 Index

And The Dow Jones US Diversified Industrials Index

* $100 invested on August 31, 2003 in stock & index-including reinvestment of dividends.

Fiscal year ending August 31.

Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright © 2008 Dow Jones & Co. All rights reserved.

	8/03	8/04	8/05	8/06	8/07	8/08
Actuant Corporation	100.00	146.98	164.69	175.52	237.75	246.27
S&P 500	100.00	111.46	125.45	136.59	157.27	139.75
Dow Jones US Diversified Industrials	100.00	119.35	123.23	127.56	155.99	123.86

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data

The following selected historical financial data have been derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of all businesses acquired during the time periods presented are included in the table from their acquisition date.

	Year Ended August 31,
	2008	2007	2006	2005	2004
	(in millions, except per share data)
Statement of Earnings Data(1):
Net sales	$1,663.9	$1,458.7	$1,201.2	$976.1	$726.9
Gross profit	574.1	484.1	404.5	316.5	231.2
Selling, administrative and engineering expenses	337.4	282.3	237.9	188.8	138.7
Amortization of intangible assets	14.8	10.9	7.7	5.2	2.2
Operating profit	211.3	185.5	154.0	122.5	90.3
Net earnings (2)	122.5	105.0	92.6	71.3	23.9
Diluted earnings per share	1.93	1.69	1.50	1.21	0.47
Cash dividends per share declared	0.04	0.04	0.04	0.04	—

Balance Sheet Data (at end of period)(1):
Total assets	$1,668.4	$1,500.8	$1,213.4	$996.3	$424.1
Total debt	574.2	561.7	480.3	442.8	193.9

(1)	The Company completed various acquisitions that impact the comparability of the selected financial data presented in the table. The following table summarizes the acquisitions that were completed during the last five years:

	Segment	Date Completed	Approximate Annual Sales(a)
			(in millions)
Superior Plant Services, LLC	Industrial	March 2008	$25
Templeton, Kenly & Co, Inc.	Industrial	September 2007	35
BH Electronics, Inc.	Electrical	July 2007	35
T.T. Fijnmechanica B.V.	Industrial	April 2007	10
Injectaseal Deutschland GmbH	Industrial	January 2007	10
Veha Haaksbergen B.V.	Industrial	January 2007	5
Maxima Technologies	Engineered Products	December 2006	65
Actown-Electrocoil, Inc.	Electrical	August 2006	35
Precision Sure-Lock	Industrial	April 2006	25
D.L. Ricci	Industrial	April 2006	25
B.E.P. Marine Ltd.	Electrical	December 2005	10
Hydratight Sweeney	Industrial	May 2005	50
Hedley Purvis	Industrial	January 2005	30
Key Components, Inc. (“KCI”)		December 2004	220
Power Distribution Products—Acme	Electrical
Aerospace & Defense—Acme	Engineered Products
Air Handling / Turbocharger Components—Gits	Actuation Systems
Electrical Utility—Turner Electric	Engineered Products
Flexible Shafts—B.W. Elliott	Actuation Systems
Specialty Electrical	Electrical
A.W. Sperry Instruments	Electrical	December 2004	15
Yvel S.A.	Actuation Systems	September 2004	20
Dresco, B.V.	Electrical	December 2003	35
Kwikee Products Company, Inc.	Actuation Systems	September 2003	25

(a)	Represents approximate annual sales at the time of the completion of the transaction.

(2)	Net earnings include a pre-tax charge for the early extinguishment of debt of $36.7 million for the year ended August 31, 2004.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

As discussed in Item 1, “Business”, we are a diversified global provider of a broad range of industrial products and systems organized under four operating segments.

The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure, oil and gas, power generation and production automation markets. In addition, this segment provides manpower services and product rental to the global joint integrity market. The Electrical segment is primarily involved in the design, manufacture and distribution of electrical tools and supplies to the retail home center, hardware cooperative, electrical wholesale and marine markets. The Actuation Systems segment focuses on developing and marketing value-added, customized motion control systems and equipment for OEM’s in the recreational vehicle, automotive, truck and other industrial markets. The Engineered Products segment designs and manufactures a variety of products for industrial markets. The Company has not aggregated individual operating segments within these reportable segments. The Company evaluates segment performance based primarily on net sales and operating profit.

Our long-term goal is to grow annual diluted earnings per share (“EPS”), excluding unusual or non-recurring items, faster than most multi-industry peers. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our EPS growth goal. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund additional acquisitions and internal growth opportunities. Our application of this strategy has generated profitable growth over the past eight years.

Results of Operations

Historical Financial Data

	Year Ended August 31,
	2008	2007	2006
	(in millions)
Statements of Earnings Data:
Net sales	$1,663.9	$1,458.7	$1,201.2
Cost of products sold	1,089.9	974.6	796.7

Gross profit	574.0	484.1	404.5
Gross profit margin	34.5%	33.2%	33.7%
Selling, administration, and engineering (“SAE”) expenses	337.4	282.3	237.9
SAE as a percentage of net sales	20.3%	19.4%	19.8%
Restructuring charge	10.5	5.4	4.9
Amortization of intangible assets	14.8	10.9	7.7
Amortization as a percentage of net sales	0.9%	0.7%	0.6%

Operating profit	211.3	185.5	154.0
Operating profit margin	12.7%	12.7%	12.8%
Financing costs, net	36.4	33.0	26.1
Other (income) expense, net	(3.0)	0.8	2.1

Earnings before income tax expense and minority interest	$177.9	$151.7	$125.8
Earnings margin	10.7%	10.4%	10.5%

Other Financial Data:
Depreciation	$29.9	$25.1	$20.1
Capital expenditures	44.4	31.5	19.7

The comparability of the operating results for the fiscal years ended August 31, 2008, 2007, and 2006 has been significantly impacted by acquisitions. The results of operations for acquired businesses are included in our results of operations only since their respective acquisition dates. See Note 2, “Acquisitions” in Notes to Consolidated Financial Statements for further discussion. In addition to the impact of acquisitions on operating results, currency translation rates can influence our reported results given that approximately 51% of our sales are denominated in currencies other than the US dollar. The weakening of the US dollar over the past two fiscal years has favorably impacted results of operations due to the translation of non-US dollar denominated subsidiary results.

Consolidated net sales increased by approximately $205 million, or 14%, from $1,459 million in fiscal 2007 to $1,664 million in fiscal 2008. Excluding the $115 million of sales from acquired businesses and the $77 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2008 consolidated core sales increased approximately 1%. Consolidated net sales increased by approximately $258 million, or 21%, from $1,201 million in fiscal 2006 to $1,459 million in fiscal 2007. Excluding the $139 million of sales from acquired businesses and the $41 million favorable impact of foreign currency exchange rate changes on translated results, fiscal 2007 consolidated core sales increased approximately 6%. Changes in net sales at the segment level are discussed in further detail below.

Consolidated operating profit for fiscal year 2008 was $211 million, compared with $186 million and $154 million for fiscal year 2007 and 2006, respectively. The comparability between periods is impacted by acquisitions and pre-tax restructuring charges of $10 million, $5 million and $5 million recognized in fiscal 2008, 2007 and 2006, respectively (see Note 3, “Restructuring” in Notes to Consolidated Financial Statements for further discussion). The changes in consolidated operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales (in millions)

	Year Ended August 31,
	2008	2007	2006
Industrial	$587	$439	$338
Electrical	506	506	432
Actuation Systems	445	419	386
Engineered Products	126	95	45

	$1,664	$1,459	$1,201

Fiscal 2008 compared to Fiscal 2007

Industrial Segment

Industrial segment net sales in fiscal 2008 increased approximately $148 million, or 34%, to $587 million from $439 million in fiscal 2007. Excluding sales from the five acquisitions completed since the beginning of fiscal 2007 and the $22 million favorable impact of foreign currency rate changes on translated results, core sales grew 14% in 2008. The sales increase reflects a continuation of strong global demand for joint integrity and high force hydraulic tools product lines, as well as services provided for the oil and gas and power generation markets, along with modest price increases.

Electrical Segment

Electrical segment net sales were approximately $506 million in both fiscal 2008 and 2007. Excluding sales from the BH Electronics, Inc. acquisition and the $24 million favorable impact of foreign currency rate changes on translated results, core sales declined 10% in 2008. The decline is the result of lower demand in the retail Do-It-Yourself (“DIY”), transformer and marine markets. Approximately 65% of the Electrical segment sales are generated in North America, where economic conditions have deteriorated since August 31, 2007, partially reflecting a sharp decline in consumer confidence. Year-over-year comparisons were also negatively affected by the loss of business in North American Electrical, a slowdown in the OEM boat building market and our strategic decision to exit low margin products in the European Electrical product line as part of our recently concluded restructuring program.

Actuation Systems Segment

Actuation Systems segment net sales in fiscal 2008 increased approximately $26 million, or 6%, to $445 million from $419 million in fiscal 2007. Excluding the $30 million favorable impact of foreign currency rate changes on translated results, core sales declined 1% in 2008 as a result of significantly lower Recreational Vehicle (“RV”) market sales volume offset by strong demand from our global Truck customers. Truck sales increased due to robust European new truck build rates and higher prototype and replacement part volumes in North America. RV product line sales declined during fiscal 2008 due to the combined impact of higher fuel prices, reduced consumer confidence and a decrease in RV OEM motorhome builds during 2008. We expect RV market demand to continue to be weak for the near future due to poor consumer confidence.

Engineered Products Segment

Engineered Products segment net sales for fiscal 2008 increased $31 million, or 33%, to $126 million from $95 million in 2007. Excluding sales from the Maxima Technologies acquisition, core sales increased 10%, primarily the result of strong demand in the aerospace, container hardware and utility markets.

Fiscal 2007 compared to Fiscal 2006

Industrial Segment

Industrial segment net sales in fiscal 2007 increased approximately $101 million, or 30%, to $439 million from $338 million in fiscal 2006. Excluding sales from the five acquisitions completed since the beginning of fiscal 2006 and the $14 million favorable impact of foreign currency rate changes on translated results, core sales grew 12%. The sales increase reflects price increases, strong demand in the oil and gas, power generation and industrial maintenance, repair and operations (MRO) markets.

Electrical Segment

Electrical segment net sales in fiscal 2007 increased approximately $74 million, or 17%, to $506 million from $432 million in fiscal 2006. Excluding sales from the three acquisitions completed since the beginning of fiscal 2006 and the $13 million favorable impact of foreign currency rate changes on translated results, core sales grew 3%. This increase was due to strong original equipment manufacturer demand in the professional electrical product line and the net effect of price increases to offset rising copper prices. Partially offsetting these factors were slow downs in the North American residential construction market (impacting the North American Electrical product line) and OEM boat building markets (impacting the Specialty Electrical product line).

Actuation Systems Segment

Net sales in the Actuation Systems segment increased approximately $33 million, or 9%, in fiscal 2007 to $419 million. Excluding the $14 million favorable impact of foreign currency rate changes on translated results, core sales grew 5% as a result of higher shipments of RV and Auto actuation systems product lines offset by a reduction in Truck actuation systems sales. RV actuation systems sales increased 11% primarily due to market share gains and an improved balancing of OEM RV production with retail RV demand. As a result of new convertible automotive platform introductions in 2006, including the Volkswagen EOS, Pontiac G6, Volvo C70, and Mitsubishi Eclipse, sales of auto actuation systems (excluding the impact of foreign currency rate changes) increased 8% in fiscal 2007. Finally, sales of truck actuation systems declined 2% on a year-over-year basis due to the effects of the pre-buy stemming from the adoption of new more stringent North American diesel engine emissions standards that took effect on January 1, 2007, which resulted in a surge in OEM production levels in late calendar 2006, followed by significantly lower OEM production levels in calendar 2007.

Engineered Products Segment

Engineered Products segment net sales increased $50 million, or 111%, to $95 million in 2007. Excluding sales from the Maxima acquisition, core sales increased 13%, due to favorable economic conditions in the aerospace, hardware, and utility end markets.

Operating Profit (in millions)

	Year Ended August 31,
	2008	2007	2006
Industrial	$162	$121	$86
Electrical	23	35	37
Actuation Systems	40	37	40
Engineered Products	17	13	7
General Corporate	(31)	(21)	(16)

	$211	$185	$154

Fiscal 2008 compared to Fiscal 2007

Industrial Segment

Industrial segment operating profit in fiscal 2008 increased approximately $41 million, or 34%, to $162 million from $121 million in fiscal 2007. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit rose by 27%. Operating profit grew as a result of increased sales volumes from existing businesses, higher production levels resulting in increased absorption of fixed costs, customer price increases, acquisitions, operating efficiencies resulting from continuous improvement initiatives and the favorable impact of foreign exchange rates. Partially offsetting these improvements were unfavorable sales and acquisition mix, higher intangible asset amortization and incentive compensation expense, increased cost of certain raw materials and investments in sales and marketing initiatives.

Electrical Segment

Electrical segment operating profit was $23 million in fiscal 2008, a $12 million decline from fiscal 2007. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit declined by 14%. This resulted from lower sales, decreased production levels, increased European Electrical restructuring costs and other downsizing costs and unfavorable sales mix, despite margin improvements in the European Electrical product line. While we expect continued short term weakness in the Electrical segment due to weak consumer demand, we are continuing to reduce costs to counter the impact of lower volumes.

The European Electrical restructuring program was completed during the second quarter of fiscal 2008 at a cumulative pre-tax cost of $20.8 million. This program is expected to generate annual pre-tax savings of approximately $7 million (See Note 3 “Restructuring”).

Actuation Systems Segment

Actuation Systems operating profit increased by $3 million, or 8%, from $37 million in fiscal 2007 to $40 million for fiscal 2008. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit increased 2% due to the benefit of increased volumes, continued operating improvements and price increases.

Engineered Products Segment

Engineered Products segment operating profit in fiscal 2008 increased $4 million, or 31%, to $17 million in 2008. The operating profit growth was due to higher sales volumes, the Maxima acquisition, customer price increases, and increased low cost country sourcing. Partially offsetting these items were facility consolidation costs, material cost increases and higher incentive compensation costs.

General Corporate

General corporate expenses increased by approximately $10 million, to $31 million in fiscal 2008, the result of business expansion, training expenses, higher incentive compensation expense, tax consulting fees and start-up costs related to our new facility in China.

Fiscal 2007 compared to Fiscal 2006

Industrial Segment

Industrial segment operating profit in fiscal 2007 increased approximately $35 million, or 41%, to $121 million from $86 million in fiscal 2006. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit grew by 35%. The increase was a result of 30% sales growth, higher production levels resulting in increased absorption of fixed costs, operating efficiencies, successful cost reduction actions and customer price increases.

Electrical Segment

Electrical segment operating profit was $35 million in fiscal 2007, a $2 million reduction from fiscal 2006. The decline resulted from inefficiencies in the European Electrical business related to restructuring activities, higher product buyback expense in the Do-It-Yourself (DIY) channel, lower absorption due to reduction of inventories and $1 million of manufacturing facility downsizing costs.

The European Electrical restructuring program commenced in 2006, resulting in restructuring costs of $5 million in each of fiscal 2007 and 2006.

Actuation Systems Segment

Actuation Systems operating profit decreased by $3 million, or 8%, from $40 million in fiscal 2006 to $37 million in fiscal 2007. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit declined 10% primarily due to unfavorable product line sales mix (higher auto and RV actuation systems volumes and lower production levels of truck actuation systems), and higher research & development expenses to support future truck growth initiatives. These were partially mitigated by material cost reductions resulting from increased low cost country sourcing and improved customer pricing.

Engineered Products Segment

Engineered Products segment operating profit in fiscal 2007 increased $6 million, or 86%, to $13 million in 2007 reflecting the corresponding increase in sales volume.

General Corporate

General corporate expenses increased by approximately $5 million, to $21 million in fiscal 2007, the result of higher staffing levels to support business expansion, additional training program expenses, investments to grow our presence in emerging markets and tax professional fees.

Restructuring

The Company initiated plans to restructure its European Electrical product line within the Electrical segment during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and improve profitability. During the second quarter of fiscal 2008, we completed these restructuring activities, resulting in pre-tax restructuring charges of $10 million, $5 million and $5 million in fiscal 2008, 2007 and 2006, respectively. See Note 3, “Restructuring Reserves” in the Notes to the Consolidated Financial Statements for further discussion.

Financing Costs, Net

Financing costs increased in both fiscal 2008 and 2007 due to higher interest rates on variable rate debt and higher debt levels resulting from the funding of acquisitions.

Income Tax Expense

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, tax minimization planning, and our ability to utilize various tax credits and net operating loss carryforwards. The Company’s effective income tax rate in fiscal 2008 was 31.1%, compared to 30.8% in fiscal 2007 and 26.5% in fiscal 2006. The effective income tax rate was lower in fiscal 2006 than fiscal 2007 primarily as a result of the realization of a $5 million tax benefit in fiscal 2006 for certain state net operating losses that previously had not been benefited.

Liquidity and Capital Resources

The following table summarizes the cash flow attributable to operating, investing and financing activities for the three years ended August 31, 2008 (in millions):

	Year Ended August 31,
	2008	2007	2006
Net cash provided by operating activities	$170	$177	$122
Net cash used in investing activities	(140)	(190)	(147)
Net cash provided by financing activities	5	72	40
Effect of exchange rates on cash	1	2	—

Net increase in cash and cash equivalents	$36	$61	$15

In 2008, the Company continued to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses and strategic acquisitions. Fiscal 2008 cash provided by operations was $170 million, driven by net earnings of $122 million, which included non-cash expenses (principally depreciation and amortization) of $57 million. The net earnings were somewhat offset by additional working capital requirements of $9 million. These operating cash flows funded the Company’s $44 million of capital expenditures and $110 million of capital deployment in two strategic acquisitions. Cash provided by financing activities was $5 million in fiscal 2008, consisting primarily of proceeds and the related tax benefits from stock option exercises. Borrowings on the revolving credit facility during fiscal 2008 were repaid by August 31, 2008.

In fiscal 2007 cash and cash equivalents increased $61 million as a result of strong free cash flow conversion. Cash flows from operating activities of $177 million and the $72 million of cash provided from financing activities funded the $31 million of capital expenditures and the $163 million the Company paid to consummate strategic acquisitions. Operating cash flows benefited from $104 million of net earnings including $51 million of non-cash expenses and a $22 million reduction in working capital. The financing activities in fiscal 2007 primarily included proceeds from term loans and the $250 million Senior Note offering, offset by repayments of term loans.

In fiscal 2006 cash and cash equivalents increased $15 million as a result of strong cash flows from operating activities and $40 million of cash provided from financing activities. We used $20 million of such cash flow for capital expenditures and another $129 million to consummate strategic acquisitions. Operating cash flows benefited from $93 million of net earnings, including $36 million of non-cash expenses and favorable changes in working capital accounts. Net cash provided by financing activities of $40 million in fiscal 2006 consisted primarily of borrowings on revolving credit facilities and short-term borrowings.

At August 31, 2008, we had approximately $250 million of availability under our bank revolving credit line. As discussed in Note 16, “Subsequent Events,” on September 26, 2008 the Company completed the acquisition of the stock of the Cortland Companies, which was partially funded through a combination of available cash and revolving credit facility borrowings. We intend to replace our existing revolver (which expires in February 2009) and term loans with a larger facility in the first quarter of fiscal 2009, which will provide additional borrowing capacity for future growth. We believe that such availability, combined with our existing cash on hand and funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.

Primary Working Capital Management

We use primary working capital (“PWC”) as a percentage of sales as a key indicator of working capital management. We define this metric as the sum of net accounts receivable, outstanding balances on the accounts receivable securitization facility, and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric (amounts in millions):

	August 31, 2008		August 31, 2007
	$	PWC %	$	PWC %
Accounts receivable, net	$226.6		$194.8
Accounts receivable securitization	52.9		56.5

Total accounts receivable	279.5	17.3%	251.3	16.0%
Inventory, net	215.4	13.3%	197.5	12.6%
Accounts payable	(166.9)	-10.3%	(153.2)	-9.8%

Net primary working capital	$328.0	20.3%	$295.6	18.8%

Our net primary working capital percentage increased year-over-year from 18.8% to 20.3%. Our accounts receivable percentage increased from 16.0% to 17.3% due to longer collection cycles in our growing business units. Inventory, as a percentage of the last three months sales annualized, has increased primarily due to higher inventory levels to support the Industrial segment sales growth. Accounts payable levels as a percentage of sales have increased as a result of the increased inventory levels and the benefit of longer negotiated payment terms.

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

Our receivables are derived from a diverse customer base in a number of industries. We have no single customer which generated 5% or greater of fiscal 2008 net sales.

Capital Expenditures

The majority of our manufacturing activities consist of the assembly of components which are sourced from a variety of vendors. We believe that our capital expenditure requirements are not as extensive as many other industrial companies given the assembly nature of our operations. Capital expenditures for the fiscal years ended August 31, 2008, 2007, and 2006 were $44 million, $31 million, and $20 million, respectively. Capital expenditures have historically been funded by operating cash flows and borrowings under revolving credit facilities. Increased capital expenditures in fiscal 2008 primarily related to the construction of our new China manufacturing facility and the implementation of several ERP systems. Capital expenditures for fiscal 2009 are estimated at $40-45 million.

Commitments and Contingencies

The Company leases certain facilities, computers, equipment and vehicles under various operating lease agreements, generally over periods from one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. See Note 7, “Leases,” in the Notes to Consolidated Financial Statements and the “Contractual Obligations” table below for further information.

The Company is contingently liable for certain lease agreements held by businesses included in its former Electronics segment, which was spun-off to shareholders in fiscal 2000. Some of these businesses were subsequently sold to third parties. If any of these businesses do not fulfill their obligations under the leases, the Company could be liable for such leases. The present value of future minimum lease payments for such leases totals approximately $5.2 million at August 31, 2008. The future undiscounted minimum lease payments for these leases are as follows: $0.4 million in the balance of calendar 2008; $1.1 million in both calendar 2009 and calendar 2010, $1.2 million in each of calendar 2011 and calendar 2012; and an aggregate $3.7 million thereafter.

We had outstanding letters of credit of $6.4 million and $6.5 million at August 31, 2008 and 2007, respectively. The majority of the letters of credit secure self-insured workers compensation liabilities.

Off-Balance Sheet Arrangements

As more fully discussed in Note 4, “Accounts Receivable Securitization” in the Notes to Consolidated Financial Statements, we are a party to an accounts receivable securitization arrangement. Trade receivables sold and being serviced by the Company were $53 million and $57 million at August 31, 2008 and 2007, respectively. If we were to discontinue this securitization program, at August 31, 2008 we would have been required to borrow approximately $53 million to finance the increase in working capital. Total capacity under the program, which matures in September 2009, is $65 million.

Contractual Obligations

The timing of payments due under our contractual commitments is as follows (in millions):

	Payments Due
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$–	$175	$150	$–	$–	$249	$574
Interest on long-term debt	25	22	18	17	17	65	164
Operating leases	23	19	14	10	8	31	105

	$48	$216	$182	$27	$25	$345	$843

The above table excludes the additional payments for acquisition earn-out payments, as the exact amount and timing of payments is not known. The Company made earn-out payments on past acquisitions totaling $5.1 million, $2 million, and $2 million in fiscal 2008, 2007, and 2006, respectively. For further information see Note 2, “Acquisitions.”

The Company has long-term obligations related to its deferred compensation, pension and postretirement plans at August 31, 2008. The Company’s expected future contributions to these plans are provided in Note 8 “Employee Benefit Plans.”

The contractual obligation schedule for long-term debt assumes we will require conversion of the 2% Convertible Notes in 2011. Interest for floating rate debt instruments, as calculated above, assumes August 31, 2008 interest rates remain constant.

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

As discussed in Note 9 “Income Taxes” the Company has unrecognized tax benefits of $30 million at August 31, 2008. The liability for unrecognized tax benefits was not included in the table of contractual obligations above because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated at this time.

Raw Material Costs and Inflation

We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin and copper, are subject to price fluctuations, which could have a negative impact on the Company’s results. The Company strives to offset such cost inflation by price increases to customers and driving operational cost reductions and improvements. We also selectively utilize commodity derivative contracts to hedge against changing raw material prices. The Company did not have any significant derivative contracts in place at August 31, 2008, 2007 or 2006 to hedge its exposure to commodity risk. See our Risk Factors for additional information on the Company’s commodity risks.

No meaningful measures of inflation are available because we have significant operations in countries with diverse rates of inflation and currency rate movements. However, we believe that the overall rate of inflation in recent years has been relatively low and has not had a significant effect on our results of operations, after factoring in price increases and other manufacturing cost reductions.

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

Inventories:    Inventories are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 21% and 19% of total inventories at August 31, 2008 and 2007, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the Consolidated Balance Sheet by approximately $7 million and $5 million at August 31, 2008 and 2007, respectively. The Company performs an analysis of the historical sales usage of the individual inventory items on hand and a reserve is recorded to adjust inventory cost to market value. The inventory valuation assumptions used are based on historical experience. The Company believes that such estimates are made with consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.

Goodwill and Long-Lived Assets:    The Company’s goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses discounted cash flow. The estimated fair value is then compared with the carrying amount of the reporting unit, including goodwill. Independent appraisers are retained to perform additional fair value calculations in situations where the carrying value of the reporting unit exceeds our fair value calculations. The impairment testing performed by the Company at August 31, 2008 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, and, as such, no impairment existed. Indefinite lived intangible assets are subject to annual impairment testing, as well. On an annual basis, the fair value of the indefinite lived assets are evaluated by the Company to determine if an impairment charge is required.

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

Employee Benefit Plans:    The Company provides a variety of benefits to its employees, including in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, and health care cost trend rates as of that date. The discount rate used by the Company is based on the interest rate of non-callable high-quality corporate bonds, with appropriate consideration of local market factors for foreign benefit plans and the Company’s benefit plans’ participants’ demographics and benefit payment terms. At August 31, 2008 and 2007, the Company’s weighted-average discount rate on domestic benefit plans was 6.50% and 6.25%, respectively. A change in the discount rate by 25 basis points would impact the Company’s domestic benefit plan expense in fiscal 2009 by less than $0.1 million. At August 31, 2008 and 2007, the Company’s weighted-average discount rate on foreign benefit plans was 5.59% and 5.21%, respectively. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations; inflation assumptions and the impact of the management of the plans’ invested assets. Domestic benefit plan assets consist primarily of participating units in common stock, index funds, and bond funds. The Company assumed its expected return on domestic benefit plan assets to be 8.50% at both August 31, 2008 and 2007. A 25 basis point change in this assumption would impact fiscal 2009 domestic benefit plan expense by less than $0.1 million. Due to the low amount of foreign benefit plan assets, the expected return on plan assets does not materially impact the Company’s results of operations.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for us beginning in fiscal 2009. We are currently assessing the potential impact of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for us beginning in fiscal 2009. We do not anticipate any impact on our consolidated financial statements upon adoption of SFAS No. 159.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 will be effective for us beginning in fiscal 2009. The adoption of SFAS No. 161 is not expected to have a significant impact on our consolidated financial statements.

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

Currency Risk—We have exposure to foreign currency exchange fluctuations. Approximately 51%, 48%, and 47% of our revenues for the years ended August 31, 2008, 2007 and 2006, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 66% were denominated in euro, with the remainder denominated in British pounds and various Asian and other currencies. We selectively use cross-currency interest rate swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). Under the swaps, we receive interest based on a variable U.S. dollar rate and pay interest based on variable euro rates on the outstanding notional principal amounts in dollars and euro. Foreign currency translation adjustments are recorded as a component of shareholders’ equity.

Our identifiable foreign currency exchange exposure results primarily from the anticipated purchase of product from affiliates and third party suppliers and from the repayment of intercompany loans between subsidiaries denominated in foreign currencies. We periodically identify areas where it does not have naturally occurring offsetting positions and then may purchase hedging instruments to protect against anticipated exposures. At August 31, 2008 and 2007, there are no material hedging instruments related to the purchase of products from affiliates and third party suppliers. Our financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.

Interest Rate Risk—We have earnings exposure related to interest rate changes on our outstanding floating rate debt instruments that are based on LIBOR and EURIBOR interest rates. We have periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. A 25 basis point increase or decrease in the applicable interest rates on our variable rate debt at August 31, 2008 would result in a change in pre-tax interest expense of approximately $0.5 million on an annual basis.

Commodity Risk—We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and utilize LEAD initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. We also selectively utilize commodity derivative contracts to hedge against changing raw material prices. We did not have any significant derivative contracts in place at August 31, 2008 or 2007 to hedge exposure to commodity risk.

Item 8.	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Actuant Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Actuant Corporation and its subsidiaries at August 31, 2008 and August 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended August 31 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for liabilities related to unrecognized tax benefits in 2008.

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

As described in management’s report on internal control over financial reporting appearing under Item 9A, management has excluded Superior Plant Services, LLC and Templeton, Kenly & Co., Inc. from its assessment of internal control over financial reporting as of August 31, 2008 because they were acquired by the Company in separate purchase business combinations during the year ended August 31, 2008. We have also excluded Superior Plant Services, LLC and Templeton, Kenly & Co., Inc. from our audit of internal control over financial reporting. Superior Plant Services, LLC and Templeton, Kenly & Co., Inc. are wholly-owned subsidiaries whose total assets and total revenues represent 6% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2008.

PRICEWATERHOUSECOOPERS LLP

Milwaukee, WI

October 29, 2008

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Year Ended August 31,
	2008	2007	2006
Net sales	$1,663,943	$1,458,748	$1,201,158
Cost of products sold	1,089,888	974,654	796,653

Gross profit	574,055	484,094	404,505
Selling, administrative and engineering expenses	337,396	282,326	237,868
Restructuring charge	10,473	5,395	4,910
Amortization of intangible assets	14,837	10,900	7,662

Operating profit	211,349	185,473	154,065
Financing costs, net	36,409	33,001	26,146
Other expense (income), net	(2,991)	782	2,070

Earnings before income tax expense and minority interest	177,931	151,690	125,849
Income tax expense	55,365	46,781	33,386
Minority interest, net of income taxes	22	(43)	(125)

Net earnings	$122,544	$104,952	$92,588

Basic earnings per share:	$2.20	$1.92	$1.71
Diluted earnings per share:	$1.93	$1.69	$1.50
Weighted average common shares outstanding:
Basic	55,813	54,751	54,261
Diluted	64,833	63,628	63,201

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	August 31,
	2008	2007
A S S E T S
Current Assets
Cash and cash equivalents	$122,549	$86,680
Accounts receivable, net	226,564	194,775
Inventories	215,391	197,539
Deferred income taxes	11,870	14,827
Prepaid expenses and other current assets	16,092	11,459

Total Current Assets	592,466	505,280
Property, Plant and Equipment
Land, buildings, and improvements	48,496	43,034
Machinery and equipment	254,262	224,238

Gross property, plant and equipment	302,758	267,272
Less: Accumulated depreciation	(168,208)	(144,455)

Property, Plant and Equipment, net	134,550	122,817
Goodwill	639,862	599,841
Other Intangibles, net	292,359	260,418
Other Long-term Assets	9,145	12,420

Total Assets	$1,668,382	$1,500,776

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities
Short-term borrowings	$339	$—
Trade accounts payable	166,863	153,205
Accrued compensation and benefits	59,023	52,345
Income taxes payable	24,867	20,309
Current maturities of long-term debt	—	519
Other current liabilities	60,033	64,449

Total Current Liabilities	311,125	290,827
Long-term Debt, less Current Maturities	573,818	561,138
Deferred Income Taxes	99,634	103,589
Pension and Postretirement Benefit Liabilities	27,641	27,437
Other Long-term Liabilities	26,658	17,864
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 84,000,000 shares, issued and outstanding 56,002,228 and 55,348,718 shares, respectively	11,200	11,070
Additional paid-in capital	(324,898)	(349,190)
Retained earnings	936,055	825,165
Accumulated other comprehensive income	7,149	12,876
Stock held in trust	(2,081)	(1,744)
Deferred compensation liability	2,081	1,744

Total Shareholders’ Equity	629,506	499,921

Total Liabilities and Shareholders’ Equity	$1,668,382	$1,500,776

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2008	2007	2006
Operating activities
Net Earnings	$122,544	$104,952	$92,588
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	44,709	35,974	27,773
Amortization of debt discount and debt issuance costs	1,372	2,413	1,471
Stock-based compensation expense	6,847	5,475	5,074
(Gain)/Loss on disposal of assets	(1,576)	(1,182)	458
Provision for deferred income taxes	5,912	8,341	1,391
Changes in components of working capital and other:
Accounts receivable	(13,929)	(2,261)	(27,416)
Accounts receivable securitization	(3,576)	6,460	6,106
Inventories	(5,697)	(4,900)	(17,937)
Prepaid expenses and other assets	429	(1,024)	(2,163)
Trade accounts payable	7,586	14,740	23,568
Income taxes payable	(576)	(646)	2,105
Other liabilities	6,052	8,768	9,143

Cash provided by operating activities	170,097	177,110	122,161

Investing activities
Proceeds from sale of property, plant and equipment	14,065	4,570	1,487
Capital expenditures	(44,407)	(31,491)	(19,705)
Business acquisitions, net of cash acquired	(110,109)	(162,981)	(128,767)

Cash used in investing activities	(140,451)	(189,902)	(146,985)

Financing activities
Proceeds from Senior Note offering, net of discount	—	249,039	—
Proceeds from issuance of term loans	—	155,737	—
Principal repayments on term loans	(1,015)	(251,737)	(126)
Net (repayments) borrowings on revolver and short-term borrowings	246	(80,355)	37,680
Debt issuance costs	(265)	(4,599)	(355)
Cash dividend	(2,221)	(2,187)	(2,164)
Stock option exercises, tax benefits and other	8,294	6,279	4,802

Cash provided by financing activities	5,039	72,177	39,837

Effect of exchange rate changes on cash	1,184	1,636	290

Net increase in cash and cash equivalents	35,869	61,021	15,303
Cash and cash equivalents—beginning of year	86,680	25,659	10,356

Cash and cash equivalents—end of year	$122,549	$86,680	$25,659

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Shares	Amount
Balance at August 31, 2005	54,094	$10,820	$(377,737)	$632,032	$(20,282)	$(1,166)	$1,166	$244,833
Net earnings	—	—	—	92,588	—	—	—	92,588
Currency translation adjustments	—	—	—	—	10,240	—	—	10,240
Fair value of interest rate swaps	—	—	—	—	1,924	—	—	1,924
Additional minimum pension liability adjustment, net of taxes	—	—	—	—	3,537	—	—	3,537

Total comprehensive income								108,289

Company stock contribution to employee benefit plans	130	28	2,848	—	—	—	—	2,876
Restricted stock awards	84	16	(16)	—	—	—	—	—
Cash dividend	—	—	—	(2,181)	—	—	—	(2,181)
Stock based compensation expense	—	—	5,074	—	—	—	—	5,074
Stock option exercises	276	56	1,706	—	—	—	—	1,762
Excess tax benefit on stock option exercises	—	—	2,152	—	—	—	—	2,152
Stock issued to, acquired for and distributed from rabbi trust	6	—	160	—	—	(189)	189	160

Balance at August 31, 2006	54,590	10,920	(365,813)	722,439	(4,581)	(1,355)	1,355	362,965
Net earnings	—	—	—	104,952	—	—	—	104,952
Currency translation adjustments	—	—	—	—	12,800	—	—	12,800
Fair value of interest rate swaps	—	—	—	—	(971)	—	—	(971)
Additional minimum pension liability adjustment, net of taxes	—	—	—	—	2,802	—	—	2,802

Total comprehensive income								119,583

Effects of SFAS No. 158 adoption, net of taxes	—	—	—	—	2,826	—	—	2,826
Company stock contribution to employee benefit plans	210	40	4,767	—	—	—	—	4,807
Restricted stock awards	98	20	(20)	—	—	—	—	—
Cash dividend	—	—	—	(2,226)	—	—	—	(2,226)
Stock based compensation expense	—	—	5,475	—	—	—	—	5,475
Stock option exercises	440	88	1,866	—	—	—	—	1,954
Excess tax benefit on stock option exercises	—	—	4,324	—	—	—	—	4,324
Stock issued to, acquired for and distributed from rabbi trust	11	2	211	—	—	(389)	389	213

Balance at August 31, 2007	55,349	11,070	(349,190)	825,165	12,876	(1,744)	1,744	499,921
Net earnings	—	—	—	122,544	—	—	—	122,544
Currency translation adjustments	—	—	—	—	(1,777)	—	—	(1,777)
Fair value of interest rate swaps, net of taxes	—	—	—	—	(600)	—	—	(600)
Pension and postretirement plan funded status adjustment, net of taxes	—	—	—	—	(3,350)	—	—	(3,350)

Total comprehensive income								116,817

Effect of FIN 48 adoption	—	—	—	(9,408)	—	—	—	(9,408)
Company stock contribution to employee benefit plans	313	62	9,832	—	—	—	—	9,894
Restricted stock awards	20	4	(4)	—	—	—	—	—
Cash dividend	—	—	—	(2,246)	—	—	—	(2,246)
Stock based compensation expense	—	—	6,847	—	—	—	—	6,847
Stock option exercises	306	61	3,249	—	—	—	—	3,310
Excess tax benefit on stock option exercises	—	—	3,900	—	—	—	—	3,900
Stock issued to, acquired for and distributed from rabbi trust	14	3	468	—	—	(337)	337	471

Balance at August 31, 2008	56,002	$11,200	$(324,898)	$936,055	$7,149	$(2,081)	$2,081	$629,506

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1.    Summary of Significant Accounting Policies

Nature of Operations:    Actuant is a global manufacturer and marketer of a broad range of industrial products and systems, organized into four reportable segments. The Industrial segment provides branded hydraulic and mechanical tools and supplies through various distribution channels and also provides manpower services and product rental to the global joint integrity market. The Electrical segment provides branded specialized electrical tools and supplies to retail electrical, wholesale, original equipment manufacturer (“OEM”) and marine markets. The Actuation Systems and Engineered Products segments have expertise in designing, manufacturing and marketing highly engineered position and motion control systems and other products primarily for original equipment manufacturers in diversified niche markets.

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

Prior year amounts have been reclassified where appropriate to conform to current year presentations. During the first quarter of fiscal 2008, the Company made an organizational change involving its Milwaukee Cylinder business unit, which resulted in it moving from the Engineered Products segment to the Industrial segment.

Cash Equivalents:    The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Inventories:    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (approximately 21% and 19% of total inventories in 2008 and 2007, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than the amounts in the Consolidated Balance Sheets by approximately $7 million and $5 million at August 31, 2008 and 2007, respectively.

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Product Warranty Costs:    The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty for fiscal years 2008 and 2007 (in thousands).

	2008	2007
Beginning balance	$10,070	$6,888
Warranty reserves of acquired businesses	50	1,723
Provision for warranties	9,720	8,819
Warranty payments and costs incurred	(10,725)	(7,575)
Impact of changes in foreign currency rates	194	215

Ending balance	$9,309	$10,070

Revenue Recognition:    Customer sales are recognized as revenue when the risk of loss and title pass to the customer, which is generally upon shipment. Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company maintains an accrual at the end of each period for the earned, but unpaid costs related to the programs. The Company provides for an allowance for doubtful accounts based on historical experience and a review of its existing receivables. Accounts Receivable are presented net of an allowance for doubtful accounts of $6.8 million and $7.9 million at August 31, 2008 and 2007, respectively.

Shipping and Handling Costs:    The Company records costs associated with shipping its products within cost of products sold.

Research and Development Costs:    Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $17.3 million, $11.6 million and $9.7 million in fiscal 2008, 2007 and 2006, respectively.

Other Income/Expense:    Other income and expense primarily consists of foreign exchange gains and losses and royalties.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financing Costs:    Financing costs represent interest expense, financing fees, amortization of debt issuance costs and accounts receivable financing costs, net of interest income earned.

Income Taxes:    The provision for income taxes includes federal, state, local and non-U.S. taxes on income. Tax credits, primarily for non-U.S. earnings and export programs, are recognized as a reduction of the provision for income taxes in the year in which they are available for tax purposes. Deferred taxes are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not more likely than not of being realized. The Company has not provided for any residual U.S. income taxes on unremitted earnings of non-U.S. subsidiaries as such earnings are intended to be indefinitely reinvested.

See Note 9 “Income Taxes” for a discussion of the impact of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

Foreign Currency Translation:    The financial statements of the Company’s foreign operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an appropriate weighted average exchange rate for each applicable period for revenues, expenses, and gains and losses. Translation adjustments are reflected in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity caption “Accumulated other comprehensive income (loss).” Net (gains)/losses resulting from foreign currency transactions were $(3.2) million, $0.7 million, and $2.0 million in fiscal 2008, 2007 and 2006, respectively, and are included in “Other expense (income), net” in the Consolidated Statements of Earnings.

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

Accounting for Derivatives and Hedging Activities:    All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (“fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are also recorded in accumulated other comprehensive income.

Fair Value of Financial Instruments:    The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value as of August 31, 2008 and 2007 due to their short-term nature and the fact that the interest rates approximated year-end market rates of interest. The fair value of the Company’s outstanding $150.0 million 2% Convertible Senior Subordinated Debentures at August 31, 2008 was estimated to be $245.7 million based on the

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quoted market prices. The fair value of the Company’s outstanding $250.0 million of Senior Notes at August 31, 2008 was estimated to be $245.0 million based on the quoted market price. The fair value of the Company’s cross-currency interest rate swap agreements, with a notional value of €125.0 million, was $19.7 million and $6.5 million, at August 31, 2008 and 2007, respectively, as determined based on market prices.

New Accounting Pronouncements:    In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The adoption of FIN 48 on September 1, 2007 increased the amount recorded by the Company for uncertain tax positions by approximately $9.4 million. This increase was recorded as a reduction to fiscal 2008 opening retained earnings. See Note 9, “Income Taxes” for further discussion.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for the Company beginning in fiscal 2009. The Company is currently assessing the potential impact of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for the Company beginning in fiscal 2009. The Company does not anticipate any impact on the consolidated financial statements upon adoption of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired company at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be effective for us beginning in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary are also required. SFAS No. 160 will be effective for the Company beginning in fiscal 2010. The adoption of SFAS No. 160 is not expected to have a significant impact on the consolidated financial statements.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 will be effective for the Company beginning in fiscal 2009. The adoption of SFAS No. 161 is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2.    Acquisitions

The Company completed several business acquisitions during each of the last three years. All of these transactions were accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying Consolidated Financial Statements only since their acquisition dates. Additionally, all of the acquisitions resulted in the recognition of goodwill in the Company’s Consolidated Financial Statements because the purchase prices reflect the future earnings and cash flow potential of these companies, as well as the complementary strategic fit and resulting synergies these businesses bring to existing operations. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during fiscal 2008, and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

Fiscal 2008

On March 3, 2008, the Company acquired Superior Plant Services, LLC, (“SPS”) for approximately $57.7 million of cash. Headquartered in Terrytown, Louisiana, SPS is a specialized maintenance services company serving the North American oil & gas and nuclear power industries. Its services include field machining, flange weld testing, line isolation, bolting, heat treating, and metal disintegration. SPS is included in the Joint Integrity product line of our Industrial segment. The preliminary purchase price allocation resulted in $22.6 million assigned to goodwill (which is deductible for tax purposes), $0.2 million assigned to tradenames, $1.5 million assigned to non-compete agreements, and $25.3 million assigned to customer relationships. The amounts assigned to tradenames, non-compete agreements, and customer relationships are being amortized over 1, 5 and 15 years, respectively.

On September 13, 2007, the Company acquired Templeton, Kenly & Co, Inc. (“TK”) for approximately $47.3 million of cash. Headquartered in Broadview, Illinois, TK manufactures hydraulic pumps and tools, mechanical jacks, wrenches, and actuators. TK is included in the High Force Hydraulic Tools product line of our Industrial segment. The preliminary purchase price allocation resulted in $14.4 million assigned to goodwill (which is deductible for tax purposes), $1.7 million assigned to tradenames, $0.3 million assigned to non-compete agreements, $0.3 assigned to patents and $19.2 million assigned to customer relationships. The amounts assigned to non-compete agreements, patents and customer relationships are being amortized over 3, 5 and 15 years, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for the two businesses acquired during the fiscal year ended August 31, 2008 (in thousands):

Total
Accounts receivable, net	$7,806
Inventories	7,284
Other current assets	467
Property, plant & equipment	8,622
Goodwill	36,989
Other intangible assets	48,490
Trade accounts payable	(1,945)
Other current liabilities	(2,672)

Cash paid, net of cash acquired	$105,041

In addition to the $105.0 million of cash used for these two acquisitions in 2008, the Company paid approximately $5.1 million in earn-out and other related payments for previous acquisitions, which resulted in additional goodwill.

Fiscal 2007

On June 29, 2007, the Company acquired BH Electronics, Inc. (“BH”) for approximately $30.0 million of cash. Headquartered in Munford, Tennessee, BH produces dashboard control panels and electronic assembly systems, primarily for the recreational boating market. BH is included in the Specialty Electrical product line of our Electrical segment. The preliminary purchase price allocation resulted in $14.4 million assigned to goodwill (which is not currently deductible for tax purposes), $2.8 million assigned to tradenames, $0.1 million assigned to non-compete agreements and $9.3 million assigned to customer relationships. The amounts assigned to non-compete agreements and customer relationships will be amortized over 3 and 15 years, respectively.

On April 16, 2007, the Company acquired T.T. Fijnmechanica B.V. (“TTF”) for approximately $23.0 million of cash. Headquartered in Roermond, The Netherlands, TTF supplies products and systems for use in the bridge building, infrastructure, and heavy lifting markets. Products include wedges, anchor heads, multi-strand jacks, and heavy lifting systems. TTF is included in the High Force Hydraulic Tools product line of our Industrial segment. The preliminary purchase price allocation resulted in $11.8 million assigned to goodwill (which is not currently deductible for tax purposes), $2.7 million assigned to tradenames, $0.7 million assigned to non-compete agreements and $6.8 million assigned to customer relationships. The amounts assigned to non-compete agreements and customer relationships are being amortized over 3 and 15 years, respectively.

On January 22, 2007, the Company acquired all of the outstanding stock of Injectaseal Deutschland GmbH (“Injectaseal”) for $13.0 million of cash. Headquartered in Kerpen, Germany, Injectaseal provides leak management, on-site machining, pipeline intervention, and safety valve testing services primarily to Western European oil & gas and power generation companies. Injectaseal is included in the Joint Integrity product line of our Industrial segment. The preliminary purchase price allocation resulted in $11.2 million assigned to goodwill (which is not currently deductible for tax purposes), $0.1 million assigned to non-compete agreements and $1.8 million assigned to customer relationships. The amounts assigned to the non-compete agreements and the customer relationships are being amortized over 3 years and 15 years, respectively.

On January 5, 2007, the Company acquired all of the outstanding stock of Veha Haaksbergen B.V. (“Veha”) for $5.0 million of cash. Headquartered in Haaksbergen, The Netherlands, Veha manufactures a wide range of machined products, including hydraulic cylinders. Veha is included in the High Force Hydraulic Tools product

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 22, 2006, the Company acquired all of the outstanding stock of Maxima Technologies (“Maxima”) for $91.0 million, including the assumption of approximately $1.9 million of Maxima’s debt. Maxima, headquartered in Lancaster, Pennsylvania, is a global electronics company specializing in custom-engineered and standard vehicle instrumentation, controls, components, and systems for low-to-medium volume severe-duty applications. Maxima serves the marine, agricultural, construction equipment, industrial, specialty vehicle, and automotive aftermarket. Maxima is included in the Other product line of our Engineered Products segment. The preliminary purchase price allocation resulted in $45.9 million assigned to goodwill (which is not currently deductible for tax purposes), $7.7 million assigned to tradenames, $6.8 million assigned to patents and $19.3 million assigned to customer relationships. The amounts assigned to patents and customer relationships are being amortized over periods of 10 and 15 years, respectively.

Fiscal 2006

On August 17, 2006, the Company acquired all of the outstanding stock of Actown-Electrocoil, Inc. for $23.8 million, net of cash acquired. Actown, based in Spring Grove, Illinois, produces custom transformers, coils, neon transformers and LED lighting systems to global OEMs including low-voltage lighting, construction, factory automation, wireless communication and power generation. Actown is included in the Professional Electrical product line of our Electrical segment. The purchase price allocation resulted in $12.0 million assigned to goodwill (which is not currently deductible for tax purposes), $5.4 million assigned to tradenames, and $1.1 million assigned to customer relationships which is being amortized over 10 years.

On April 28, 2006, the Company acquired all of the outstanding stock of Precision Sure-Lock (“PSL”) for $42.3 million, net of cash acquired. PSL, based in Dallas, Texas, produces concrete pre- and post-tensioning products including chucks and wedges, stressing jacks, and anchors used in residential, commercial, and public works concrete construction, underground mining, and ground stabilization. PSL is included in the High Force Hydraulic Tools product line of our Industrial segment. The purchase price allocation resulted in $26.5 million assigned to goodwill (which is not currently deductible for tax purposes), $8.5 million assigned to tradenames and $7.8 million assigned to customer relationships which is being amortized over 15 years.

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

On December 16, 2005, the Company acquired all of the outstanding stock of B.E.P. Marine Limited (“B.E.P. Marine” or the “B.E.P. acquisition”) for $7.6 million of cash. B.E.P. Marine, based in Auckland, New Zealand, provide control panels, digital monitoring systems, battery switches and battery distribution products, waterproof switch panels, and gas detectors primarily to original equipment manufacturer (OEM) boat builders

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the marine aftermarket. B.E.P.’s product offering complements the existing product line offered by and included in our Specialty Electrical product line of our Electrical segment. The purchase price allocation resulted in $3.9 million assigned to goodwill (which is not currently deductible for tax purposes), $0.9 million assigned to tradenames, $0.6 million assigned to patents and $0.7 million assigned to customer relationships. The amounts assigned to patents and customer relationships are being amortized over periods of 11 years and 10 years, respectively.

The following unaudited pro forma results of operations of the Company give effect to all acquisitions completed since September 1, 2005 as though the transactions and related financing activities had occurred on September 1, 2005 (in thousands, except per share amounts).

	Fiscal Year Ended August 31,
	2008	2007	2006
Net sales
As reported	$1,663,943	$1,458,748	$1,201,158
Pro forma	1,677,236	1,580,383	1,447,014
Net earnings
As reported	$122,544	$104,952	$92,588
Pro forma	121,991	106,884	96,164
Basic earnings per share
As reported	$2.20	$1.92	$1.71
Pro forma	2.19	1.95	1.77
Diluted earnings per share
As reported	$1.93	$1.69	$1.50
Pro forma	1.92	1.72	1.56

Note 3.    Restructuring

The Company initiated plans to restructure its European Electrical product line within the Electrical segment during the fourth quarter of fiscal 2006. These plans were designed to reduce operating costs and increase profitability. The Company completed the restructuring activities in the second quarter of fiscal 2008, at a cumulative pre-tax cost of $20.8 million. A rollforward of the European Electrical restructuring reserve follows (in thousands):

	2008	2007
Beginning balance	$2,150	$4,404
Restructuring charges	10,473	5,395
Cash payments	(5,321)	(4,027)
Product line rationalization	(2,575)	(3,512)
Impact of changes in foreign currency rates	336	(110)

Ending balance	$5,063	$2,150

The remaining $5.1 million of accrued restructuring costs at August 31, 2008 primarily represent severance costs and holding costs for idle facilities. The severance costs will be paid over the next fiscal year while the facility costs will be paid over the term of the lease.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Accounts Receivable Securitization

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. Book value of accounts receivable in the accompanying Consolidated Balance Sheets is comprised of the gross accounts receivable retained interest less a reserve for doubtful accounts, which is calculated based on a review of the specific receivable issues and supplemented by a general reserve based on past collection history. The retained interest recorded at August 31, 2008 and 2007 was $47.7 million and $47.2 million, respectively, and is included in accounts receivable in the accompanying Consolidated Balance Sheets. The Company amended its securitization program in May 2007 to increase capacity from $60 million to $65 million and then again in September 2008 to extend the final maturity date to September 2009. Trade accounts receivables sold and being serviced by the Company totaled $52.9 million and $56.5 million at August 31, 2008 and August 31, 2007, respectively.

Sales of trade receivables from the special purpose subsidiary totaled $457.9 million, $403.2 million, and $367.5 million for the years ended August 31, 2008, 2007, and 2006, respectively. Cash collections of trade accounts receivable balances in the total receivable pool (including both sold and retained portions) totaled $803.4 million, $709.2 million, and $597.7 million for the years ended August 31, 2008, 2007, and 2006, respectively.

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

The following table provides additional information about delinquencies and net credit losses for trade accounts receivable subject to the accounts receivable securitization program (in thousands).

	Balance Outstanding August 31,		Balance Outstanding 60 Days or More Past Due August 31,		Net Credit Losses Year Ended August 31,
	2008	2007	2008	2007	2008	2007
Trade accounts receivable subject to securitization program	$100,603	$103,706	$8,251	$6,963	$790	$968
Trade accounts receivable balances sold	52,943	56,518

Retained interest	$47,660	$47,188

Accounts receivable financing costs of $2.6 million, $3.2 million, and $2.4 million for the years ended August 31, 2008, 2007 and 2006, respectively, are included in financing costs, net in the accompanying Consolidated Statements of Earnings.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended August 31, 2008 and 2007 are presented in the following table (in thousands):

	Industrial	Electrical	Actuation Systems	Engineered Products	Total
Balance as of August 31, 2006	$133,810	$188,667	$168,877	$14,074	$505,428
Businesses acquired	25,378	14,380	—	45,872	85,630
Purchase accounting adjustments	29	1,172	—	(198)	1,003
Currency impact	4,673	1,744	783	580	7,780

Balance as of August 31, 2007	163,890	205,963	169,660	60,328	599,841
Businesses acquired	36,989	—	—	—	36,989
Purchase accounting adjustments	2,096	1,019	—	—	3,115
Currency impact	(4,481)	1,897	1,064	1,437	(83)

Balance as August 31, 2008	$198,494	$208,879	$170,724	$61,765	$639,862

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of August 31, 2008 and 2007 are as follows (in thousands):

	August 31, 2008			August 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer Relationships	$163,956	$24,529	$139,427	$120,505	$15,181	$105,324
Patents	44,200	21,289	22,911	44,922	18,284	26,638
Trademarks	6,556	3,640	2,916	6,437	3,061	3,376
Non-compete agreements	3,914	1,784	2,130	1,930	1,133	797
Other	656	318	338	656	211	445

	$219,282	$51,560	$167,722	$174,450	$37,870	$136,580

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of August 31, 2008 and 2007 are $124.7 million and $123.8 million, respectively. These assets are comprised of acquired tradenames.

The increase in the gross carrying amounts of goodwill and other intangible assets is the result of acquisitions completed in fiscal 2008 and the impact of changes in foreign currency rates. See Note 2, “Acquisitions,” for additional details.

Amortization expense recorded on intangible assets for the years ended August 31, 2008, 2007 and 2006 was $14.8 million, $10.9 million and $7.7 million respectively. Amortization expense for future years is estimated to be as follows: $15.3 million in fiscal 2009, $14.9 million in fiscal 2010, $14.3 million in fiscal 2011, $13.8 million in fiscal 2012, $12.6 million in fiscal 2013, and $96.8 million thereafter.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Debt

Long-term Debt:    The Company’s long-term indebtedness at the end of its two most recently completed fiscal years was as follows (in thousands):

	August 31,
	2008	2007
Senior Credit Facility
Commercial paper	$—	$—
Revolver	—	—
Term loan	155,000	155,000
6 7/8 Senior notes	249,137	249,039
Other	19,681	7,618

Sub-total—Senior indebtedness	423,818	411,657
Senior subordinated convertible debentures (“2% Convertible Notes”), due 2023	150,000	150,000

Total debt, excluding short-term borrowings	573,818	561,657
Less: current maturities of long-term debt	—	(519)

Total long-term debt, less current maturities	$573,818	$561,138

The Company’s senior credit facility, as amended, provides for $155.0 million of term loans in addition to a $250.0 million revolver. The term loans mature on December 22, 2009, while the revolver matures on February 19, 2009. At August 31, 2008, the term loans bore an interest rate of 3.349%, which represented LIBOR plus a 0.875% borrowing spread. All senior credit facility borrowings (term loans and revolver) are subject to a pricing grid, which can result in further increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s debt to EBIDTA leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver. At August 31, 2008, the non-use fee was 0.20%. The senior credit facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, dividends and other restricted payments. As of August 31, 2008, the Company was in compliance with all debt covenants.

There were no commercial paper borrowings outstanding at August 31, 2008. Total commercial paper outstanding cannot exceed $100.0 million under the terms of the senior credit facility. The revolver provides the liquidity backstop for outstanding commercial paper. The combined outstanding balance of the revolver and any outstanding commercial paper cannot exceed $250.0 million. The unused and available credit line under the revolver at August 31, 2008 was approximately $250.0 million, but we subsequently borrowed funds to complete the acquisition of the Cortland Companies on September 26, 2008 (see Note 16, “Subsequent Events”).

On June 12, 2007, the Company issued $250.0 million of 6.875% Senior Notes (the “Senior Notes”) at an approximate $1.0 million discount, generating net proceeds of $249.0 million. The Senior Notes were issued at a price of 99.607% to yield 6.93%, and require no principal installments prior to their June 15, 2017 maturity. The approximate $1.0 million initial issuance discount is being amortized through interest expense over the 10 year life of the Senior Notes. The net proceeds from the Senior Notes were used to reduce the outstanding term loans under the senior credit facility from $400.0 million to $155.0 million.

In November 2003, the Company sold $150.0 million aggregate principal amount of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). The 2% Convertible Notes bear

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest at a rate of 2.0% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price of the 2% Convertible Notes equals or exceeds 120% of their underlying principal amount over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable six-month interest periods. The Company has the right to force conversion of all or part of the 2% Convertible Notes on or after November 20, 2010. The 2% Convertible Notes are convertible into shares of the Company’s Class A common stock at a conversion rate of 50.1126 shares per $1,000 of principal amount, which equals a conversion price of approximately $19.96 per share (subject to adjustment).

Derivative Instruments:    In January 2005, the Company entered into interest rate swap contracts that have a total notional value of $100.0 million and have maturity dates of December 22, 2009. These interest rate swap contracts paid the Company variable interest at the three month LIBOR rate, and the Company paid the counterparties a fixed interest rate of 4.10%. On October 9, 2007, the Company terminated these interest rate swap agreements in order to reduce its mix of fixed rate debt to total debt. The Company received $1.4 million on the termination as payment for full settlement of the fair value, which is being amortized into income over the remaining life of the original contracts.

The Company has significant investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange rate volatility. In August 2006 and May 2007, the Company entered into cross-currency interest rate swap agreements (the “swap agreements”) between the U.S. dollar and the Euro to hedge its net investment in European subsidiaries. The swap agreements have a total notional value of €125.0 million ($183.4 million equivalent) and a maturity date of November 30, 2009. All swap agreements contain an embedded interest rate swap for which the counterparty pays the Company a variable interest at the three month LIBOR rate, and the Company will pay the counterparties variable interest at the three month EURIBOR rate. At the fiscal years ended August 31, 2008 and 2007, $19.7 million and $6.5 million of net losses related to the hedge of the net investment in foreign operations were included in long-term debt in the accompanying Consolidated Balance Sheets.

Short-term Borrowings:    Short-term borrowings consist of foreign subsidiary overdraft borrowings. Certain of the Company’s foreign subsidiaries are parties to unsecured non-committed lines of credit with various banks. Interest rates vary depending on the currency being borrowed.

The Company made cash interest payments of $35.0 million, $28.3 million, and $23.1 million in fiscal 2008, 2007 and 2006, respectively.

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

Future obligations under non-cancelable operating leases in effect at August 31, 2008 are as follows: $23.1 million in fiscal 2009; $18.7 million in fiscal 2010; $13.7 million in fiscal 2011; $10.1 million in fiscal 2012; $7.5 million in fiscal 2013; and $30.7 million thereafter. Total rental expense under operating leases was $31.5 million, $25.0 million and $20.3 million in fiscal 2008, 2007 and 2006, respectively. The Company is also contingently liable for certain leases entered into by a former subsidiary. See Note 14, “Contingencies and Litigation,” for further information.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Employee Benefit Plans

Defined Benefit Pension Plans

The Company has several defined benefit pension plans which cover certain existing and former employees of domestic businesses it acquired, that were entitled to those benefits prior to acquisition, or existing and former employees of foreign businesses. Most of the U.S. defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits, while most non-U.S. defined benefit plans continue to earn additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s defined benefit pension plans as of the Company’s August 31 measurement date (in thousands).

	U.S. Pension Plans		Non-U.S. Pension Plans
	Year Ended August 31,		Year Ended August 31,
	2008	2007	2008	2007
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$36,959	$37,494	$26,845	$27,033
Service cost	83	83	493	619
Interest cost	2,254	2,200	1,519	1,337
Actuarial gain	(574)	(876)	63	(2,641)
Benefits paid (loss)	(2,030)	(1,942)	(1,045)	(893)
Curtailments and settlements	—	—	(941)	(267)
Foreign exchange impact	—	—	1,283	1,657

Benefit obligation at end of year	$36,692	$36,959	$28,217	$26,845

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$33,453	$30,854	$6,035	$5,499
Actual return on plan assets	(2,189)	3,777	(524)	40
Company contributions	1,808	764	5,436	1,045
Benefits paid from plan assets	(2,030)	(1,942)	(1,045)	(893)
Foreign exchange impact	—	—	(311)	344

Fair value of plan assets at end of year	$31,042	$33,453	$9,591	$6,035

Funded status of the plans	$(5,650)	$(3,506)	$(18,626)	$(20,810)

Amounts recognized in the balance sheet:
Non-current assets	$—	$—	$13	$—
Current liabilities	(210)	(275)	(11)	(817)
Non-current liabilities	(5,440)	(3,231)	(18,628)	(19,993)

Net liabilities	$(5,650)	$(3,506)	$(18,626)	$(20,810)

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides detail on the Company’s net periodic benefit costs (in thousands):

	U.S. Pension Plans			Non-U.S. Pension Plans
	Year ended August 31,			Year ended August 31,
	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$83	$83	$76	$493	$619	$644
Interest cost	2,254	2,200	2,096	1,519	1,337	1,113
Expected return on assets	(2,807)	(2,524)	(2,427)	(526)	(266)	(264)
Amortization of actuarial loss	8	147	444	4	26	105
Other	—	—	—	—	(130)	—

Benefit cost (credit)	$(462)	$(94)	$189	$1,490	$1,586	$1,598

At August 31, 2008 and 2007, $4.9 million and $1.4 million, respectively, related to pension plan actuarial gains and losses, which have not yet been recognized in net periodic benefit cost, were included in accumulated other comprehensive income, net of income taxes. During 2009, $0.1 million of these actuarial gains and losses are expected to be recognized in net periodic benefit cost, net of tax.

Weighted-average assumptions used to determine benefit obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	2008	2007	2006	2008	2007	2006
Assumptions for benefit obligations:
Discount rate	6.50%	6.25%	6.00%	5.59%	5.21%	4.75%
Rate of compensation increase	n/a	n/a	n/a	2.25%	1.98%	1.96%

Assumptions for net periodic benefit cost:
Discount rate	6.25%	6.00%	5.25%	5.21%	4.75%	3.99%
Expected return on plan assets	8.50%	8.50%	8.50%	5.26%	5.19%	5.19%
Rate of compensation increase	n/a	n/a	n/a	1.98%	1.96%	1.75%

The accumulated benefit obligation is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels. There is no difference between the accumulated and projected benefit obligations of the Company’s domestic defined benefit pension plans because the majority of these plans are frozen and plan participants do not earn future benefits. For the limited number of employees who do earn future benefits, the benefit is not based on future salary levels, and therefore, compensation changes do not impact the liability.

The following table summarizes information related to the Company’s Non-U.S. pension plans with an accumulated benefit obligation (ABO) in excess of the fair value of plan assets as of August 31:

	2008	2007
Pension plans with ABOs in excess of fair value of plan assets:
Accumulated benefit obligation	$25,819	$24,673
Fair value of plan assets	$7,513	$4,280
Number of plans	8	8

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information related to the Company’s Non-U.S. pension plans with a projected benefit obligation (PBO) in excess of the fair value of plan assets as of August 31:

	2008	2007
Pension plans with PBOs in excess of fair value of plan assets:
Projected benefit obligation	$26,152	$26,845
Fair value of plan assets	$7,513	$6,035
Number of plans	8	9

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return for U.S. pension plan assets, at a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Within the equity allocation, a blend of growth and value investments are maintained in a variety of market capitalizations and diversified between U.S. and non-U.S. stocks. The Company’s targeted asset allocation as a percentage of total market value is 60% to 80% equity securities and the remainder fixed income securities and cash. Additionally, cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through semi-annual investment portfolio reviews.

The Company’s overall expected long-term rate of return for assets in U.S. pension plans is 8.50%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market. The Company’s U.S. pension plan asset investment allocations at August 31, 2008 and 2007, by asset category are summarized below (in thousands):

	August 31, 2008	August 31, 2007
Equity securities	$20,813	$23,780
Fixed income securities	9,243	9,328
Cash	986	345

Total	$31,042	$33,453

The plan assets of Non-U.S. pension plans consist primarily of participating units in common stock and bond funds. The Company’s overall expected long-term rate of return on assets is 5.26%. This expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories.

Projected benefit payments to participants in the Company’s pension plans are as follows (in thousands):

Years Ended August 31,	U.S. Defined Pension Plans	Non-U.S. Defined Pension Plans
2009	$2,120	$987
2010	2,170	1,061
2011	2,214	1,077
2012	2,256	1,697
2013	2,345	1,349
2014-2018 (in total)	13,080	9,398

During 2009, the Company anticipates contributing $0.2 million to U.S. pension plans and $1.3 million to Non-U.S. pension plans.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Post-Retirement Health Benefit Plans

The Company provides other post-retirement health benefits (“OPEB”) to certain existing and former employees of domestic businesses it acquired, that were entitled to those benefits prior to acquisition. These unfunded plans had a benefit obligation of $3.5 million and $3.8 million at August 31, 2008 and 2007, respectively. The valuation of these obligations utilized assumptions consistent with those used for U.S. defined pension plans and a health care cost trend rate of 8%, trending downward to 5% by the year 2014, and remaining level thereafter. A one percentage-point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by approximately $0.1 million and would not have a material effect on aggregate service and interest cost components. Net periodic benefit costs for the other post retirement benefits were $(0.2) million, $(0.2) million, and $(0.1) million for the years ended August 31, 2008, 2007, and 2006, respectively. Benefit payments from the plan are funded through participant contributions and Company contributions which are expected to be $0.4 million for the year ended August 31, 2009.

Defined Contribution Benefit Plans

The Company maintains a 401(k) Plan for substantially all full time U.S. employees (the “401(k) Plan”). Under plan provisions, the Company issues new shares of Class A Common Stock for its contributions and allocates such shares to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan. While contributions vary, the Company makes core contributions to employee accounts that generally equal 3% of each employee’s annual cash compensation, subject to IRS limitations. In addition, the Company matches approximately 25% of each employee’s contribution up to the employee’s first 6% earnings. Company common stock contributions to defined contribution benefit plans totaled approximately $4.9 million, $3.9 million and $3.7 million during the years ended August 31, 2008, 2007 and 2006, respectively.

Deferred Compensation Plan

The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current compensation in order to provide future saving benefits. Eligibility is limited to employees that earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment at a specified interest rate, in Actuant Common Stock, or a combination of the two. The fixed income portion of the plan is currently unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $9.5 million and $7.1 million are included in “Other long-term liabilities” on the Consolidated Balance Sheets at August 31, 2008 and 2007, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense of $0.7 million, $0.5 million and $0.3 million for the years ended August 31, 2008, 2007 and 2006, respectively, related to interest on participant deferrals in the fixed income investment option. Actuant Common Stock issued by the Company to fund the plan is held in a rabbi trust. Company shares held by the rabbi trust are accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust was $0.8 million and $0.6 million at August 31, 2008 and 2007, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long Term Incentive Plan

The Company adopted a long term incentive plan in July 2006 to provide certain executive officers with an opportunity to receive a lump sum cash incentive payment based on the attainment of a $50 per share Actuant Common Stock price appreciation target over an 8 year period. The Company recorded expense of $1.7 million, $1.1 million and $0.3 million for the years ended August 31, 2008, 2007 and 2006, respectively. A liability of $3.1 million and $1.4 million is included in “Other long-term liabilities” on the Consolidated Balance Sheets at August 31, 2008 and 2007, respectively. The minimum and maximum payments under the plan, depending on the attainment of the $50 per share stock price appreciation target, are $0 million and $20 million, respectively.

Other Non-U.S. Benefit Plans

The Company contributes to a number of other retirement programs, primarily government mandated, for employees outside the United States. Benefit expense under these programs amounted to approximately $5.2 million, $4.6 million and $3.1 million in fiscal 2008, 2007 and 2006, respectively.

Note 9. Income	Taxes

Income tax expense is summarized below (in thousands):

	Year ended August 31,
	2008	2007	2006
Currently payable:
Federal	$23,607	$21,284	$14,925
Foreign	23,570	14,562	15,589
State	2,276	2,594	1,481

	49,453	38,440	31,995

Deferred:
Federal	4,633	6,623	1,315
Foreign	1,226	1,666	114
State	53	52	(38)

	5,912	8,341	1,391

Income tax expense	$55,365	$46,781	$33,386

Income tax expense recognized in the accompanying Consolidated Statements of Earnings differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal effect	1.3%	1.7%	1.2%
Net effect of foreign tax rates and credits	(10.6)%	(7.6)%	(6.2)%
Foreign restructuring and valuation allowance	1.9%	0.7%	(3.7)%
Other items	3.5%	1.0%	0.2%

Effective income tax rate	31.1%	30.8%	26.5%

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items (in thousands):

	Year ended August 31,
	2008	2007
Deferred income tax assets:
Operating loss and tax credit carryforwards	$26,958	$22,692
Compensation related reserves	6,010	6,824
Postretirement benefit accruals	4,402	5,084
Inventory items	3,990	3,498
Restructuring expenses	212	601
Deferred income	888	657
Book reserves and other items	15,139	9,820

Total deferred income tax assets	57,599	49,176
Valuation allowance	(21,952)	(17,993)

Net deferred income tax assets	35,647	31,183
Deferred income tax liabilities:
Depreciation and amortization	(105,768)	(107,935)
2% Convertible Notes interest	(17,563)	(11,915)
Other items	(80)	(95)

Deferred income tax liabilities	(123,411)	(119,945)

Net deferred income tax liability	$(87,764)	$(88,762)

The valuation allowance primarily represents a reserve for foreign and domestic state loss carryforwards for which utilization is uncertain. The majority of the foreign losses may be carried forward indefinitely. The state loss carryforwards expire in various years through 2020.

The deductibility for tax purposes of the 2% Convertible Notes interest may have to be recaptured, in part or in whole, if the notes are redeemed for cash instead of converted into the Company’s Class A common stock. If the 2% Convertible Notes are ultimately converted into the Company’s Class A common stock, the deferred tax liability would be eliminated through an adjustment to the Company’s shareholders’ equity and would not impact current tax accounts.

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company adopted the provisions of FIN 48 on September 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $9.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to September 1, 2007 retained earnings. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

2008
Unrecognized tax benefits, September 1, 2007	$20,801
Increase in unrecognized tax benefits for tax positions taken in a prior period	9,158
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(63)
Decrease due to lapsing of statute of limitations	(24)

Unecognized tax benefits, August 31, 2008	$29,872

Substantially all of these unrecognized tax benefits, if recognized, would affect the effective income tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2008 and September 1, 2007 we had accrued approximately $3.2 million and $3.1 million, respectively for the payment of interest and penalties related to unrecognized tax benefits. With few exceptions, we are no longer subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities in our major tax jurisdictions for years before fiscal 2003.

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to approximately $231.9 million at August 31, 2008. If all such undistributed earnings were remitted, an additional income tax provision of approximately $22.9 million would have been necessary as of August 31, 2008.

Earnings before income taxes related to non-United States operations were $105.3 million, $70.5 million and $64.0 million for the years ended August 31, 2008, 2007 and 2006, respectively. Cash paid for income taxes (net of refunds) was $43.4 million, $39.1 million, and $27.7 million during the years ended August 31, 2008, 2007 and 2006, respectively.

Note 10.	Capital Stock

The authorized common stock of the Company as of August 31, 2008 consisted of 84,000,000 shares of Class A Common Stock, $0.20 par value, of which 56,002,228 shares were issued and outstanding; 1,500,000 shares of Class B Common Stock, $0.20 par value, none of which were issued and outstanding; and 160,000 shares of Cumulative Preferred Stock, $1.00 par value (“Preferred Stock”), none of which have been issued. Holders of both classes of the Company’s Common Stock are entitled to dividends, as the Company’s board of directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the Common Stock. If the Company were to issue any of its Preferred Stock, no dividends could be paid or set apart for payment on shares of Common Stock, unless paid in Common Stock, until dividends on all of the issued and outstanding shares of Preferred Stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.

On July 7, 2006 at a special meeting of shareholders of the Company, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of Class A Common Stock authorized from 42,000,000 to 84,000,000.

The Company’s 2% Convertible Notes are convertible into 7,516,890 shares of the Company’s Class A Common Stock if certain stock price targets or other conditions are met. See Note 6, “Debt” for more information.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended August 31,
	2008	2007	2006
Numerator:
Net earnings	$122,544	$104,952	$92,588
Plus: 2% Convertible Notes financings costs, net of taxes	2,444	2,444	2,444

Net earnings for diluted earnings per share	$124,988	$107,396	$95,032

Denominator:
Weighted average common shares outstanding for basic earnings per share	55,813	54,751	54,261
Net effect of dilutive securities—employee stock compensation plans	1,503	1,360	1,423
Net effect of 2% Convertible Notes based on the if-converted method	7,517	7,517	7,517

Weighted average common and equivalent shares outstanding for diluted earnings per share	64,833	63,628	63,201

Basic Earnings Per Share:	$2.20	$1.92	$1.71
Diluted Earnings Per Share:	$1.93	$1.69	$1.50

Note 11.	Stock Plans

Stock options may be granted to officers and key employees under the Actuant Corporation 2002 Stock Plan (the “2002 Plan”) and the Actuant Corporation 2001 Stock Plan (the “2001 Plan”). At August 31, 2008, 6,000,000 shares of Class A Common Stock were authorized for issuance under the 2002 Plan (212,865 shares of which have been issued) and 1,600,000 shares of Class A Common Stock were authorized for issuance under the 2001 Plan (440,106 shares of which have been issued). At August 31, 2008, 24,784 shares and 2,067,071 shares are available for future award grants under the 2001 plan and the 2002 plan, respectively. Options generally have a maximum term of ten years and an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant. Options generally vest 50% after three years and 100% after five years.

The 2001 Plan and 2002 Plan also permit the Company to grant shares of restricted stock to employees. The recipients of restricted shares have all of the rights of a stockholder of the Company, subject to certain restrictions on transferability and a risk of forfeiture. The provisions of restricted stock awards may vary from grant to grant with respect to vesting period and forfeitures, among other things. The Company generally records compensation expense equal to the market value of the restricted shares on the date of grant over the vesting period.

At August 31, 2008, a total of 640,000 shares of Class A Common Stock were authorized for issuance under the Director Plan, 160,000 shares of which have been issued through exercises of option grants. At August 31, 2008, 480,000 shares were reserved for issuance under the Actuant Corporation 2001 Director Stock Option Plan (the “Directors Plan”), consisting of 384,000 shares subject to outstanding options and 96,000 shares available for future option grants. Director stock options vest eleven months after date of grant and expire ten years from the option grant date. The options have an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under all plans as of August 31, 2008, and changes during the fiscal year then ended is presented below:

	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2007	4,644,220	$16.52
Granted	1,014,815	28.58
Exercised	(305,650)	10.83
Forfeited	(137,052)	23.64

Outstanding on August 31, 2008	5,216,333	$19.01	6.2 years	$66.6 million

Exercisable on August 31, 2008	2,336,293	$11.01	4.0 years	$48.9 million

Intrinsic value is the difference between the market value of the stock at year end and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below (in thousands, except per share amounts):

	Year Ended August 31,
	2008	2007	2006
Weighted-average fair value of options granted (per share)	$10.39	$9.43	$10.75
Intrinsic value gain of options exercised	$6,575	$11,478	$6,276
Cash receipts from exercise of options	$3,310	$1,911	$1,805

A summary of the status of the Company’s restricted shares as of August 31, 2008, and changes during the year then ended, is presented below:

	Number of Shares	Weighted- Average Fair Value at Grant Date (Per Share)
Restricted Stock September 1, 2007	238,032	$29.45
Granted	20,751	29.04
Forfeited	(6,230)	32.11
Vested	(39,688)	20.75

Restricted Stock August 31, 2008	212,865	$29.58

As of August 31, 2008, there was $21.0 million of total unrecognized compensation cost related to share-based compensation for stock options and restricted stock outstanding. That cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the fiscal years ended August 31, 2008 and 2007 was $3.4 million and $4.0 million, respectively. The Company issues previously unissued shares of Class A common stock to satisfy stock option exercises and restricted stock vesting.

Stock based compensation expense was calculated using the Black-Scholes option pricing model for options granted in the first half of fiscal 2005 and a binomial pricing model for options granted thereafter. Assumptions

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

used to determine the fair value of each option were based upon historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used in each fiscal year:

	Fiscal Year Ended August 31,
	2008	2007	2006
Dividend yield	0.14%	0.17%	0.14%
Expected volatility	32.77%	32.66%	35.10%
Risk-free rate of return	3.24%	5.99%	4.30%
Expected forfeiture rate	15%	15%	15%
Expected life	6.0 years	6.0 years	5.8 years

Outside Director Deferred Compensation Plan

The Company has a deferred compensation plan that enables outside members of the Company’s board of directors to defer the receipt of fees earned for their services in exchange for Company common stock (which is placed in a rabbi trust). The amount deferred was used to purchase shares of Company stock on the open market. In 2007, the Company began issuing shares, which are placed in a rabbi trust. All distributions from the trust are required to be made in Company stock. Company shares held by the rabbi trust are accounted for in a manner similar to treasury stock and are recorded at cost as “stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust at August 31, 2008 and 2007 was $1.3 million and $1.1 million, respectively.

Note 12.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the accompanying Consolidated Balance Sheets and Consolidated Statements of Shareholders Equity consists of the following (in thousands):

	August 31,
	2008	2007
Currency translation adjustments, net of tax	$9,195	$10,972
Unrecognized pension and OPEB actuarial gains (losses), net of tax	(2,566)	784
Other items, net of tax	520	1,120

Accumulated other comprehensive income	$7,149	$12,876

During the fourth quarter of fiscal 2008, the Company recorded a $2.5 million reduction to cumulative translation adjustment (CTA) related to the recognition of the income tax benefits on unrealized losses (related to changes in the fair value of the hedge of the net investment in foreign operations) which should have been recorded in CTA in prior years. The adjustment was not material to the Company’s financial position and had no impact on the Company’s net earnings for the current or prior periods.

Note 13.	Business Segment, Geographic and Customer Information

The Company is a manufacturer of a broad range of industrial products and systems and is organized into four reportable segments: Industrial, Electrical, Actuation Systems, and Engineered Products.

The Industrial segment is primarily involved in the design, manufacture, and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure, oil and gas, power generation and production automation markets. Industrial also provides manpower services and product rental to the global joint

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

integrity market. The Electrical segment is primarily involved in the design, manufacture and distribution of electrical tools and supplies to the retail electrical, wholesale, OEM and marine markets. The Actuation Systems segment primarily focuses on developing and marketing highly engineered position and motion control systems for OEMs in the recreational vehicle, automotive, truck and other industrial markets. During the first quarter of fiscal 2008, the Company made an organizational change involving its Milwaukee Cylinder business unit, which resulted in it moving from the Engineered Products segment to the Industrial segment. All segment information has been adjusted to reflect this change. The Engineered Products segment designs and manufactures a variety of industrial products for industrial markets. The Company evaluates segment performance based primarily on net sales and operating profit.

The following tables summarize financial information by reportable segment (in thousands).

	Year Ended August 31,
	2008	2007	2006
Net Sales:
Industrial	$586,898	$439,143	$337,965
Electrical	505,798	505,708	432,486
Actuation Systems	445,583	419,445	386,243
Engineered Products	125,664	94,452	44,464

	$1,663,943	$1,458,748	$1,201,158

Operating Profit:
Industrial	$161,794	$121,285	$86,753
Electrical	23,123	34,689	36,820
Actuation Systems	40,328	37,124	40,379
Engineered Products	17,014	13,454	6,480
General Corporate	(30,910)	(21,079)	(16,367)

	$211,349	$185,473	$154,065

Depreciation and Amortization:
Industrial	$16,688	$11,811	$8,414
Electrical	9,039	8,469	7,282
Actuation Systems	12,869	11,817	10,396
Engineered Products	4,791	2,986	982
General Corporate	1,322	891	699

	$44,709	$35,974	$27,773

Capital Expenditures:
Industrial	$15,431	$10,703	$4,571
Electrical	4,712	3,480	2,603
Actuation Systems	9,253	10,324	9,020
Engineered Products	1,505	892	428
General Corporate	13,506	6,092	3,083

	$44,407	$31,491	$19,705

Assets:
Industrial	$558,217	$423,583	$339,226
Electrical	448,725	454,946	411,735
Actuation Systems	394,189	355,764	351,905
Engineered Products	141,770	147,394	34,465
General Corporate	125,481	119,089	76,044

	$1,668,382	$1,500,776	$1,213,375

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

The following tables summarize financial information by geographic region (in thousands).

	Year Ended August 31,
	2008	2007	2006
Net Sales:
United States	$815,482	$757,280	$633,555
Netherlands	270,234	227,193	184,986
Germany	139,394	125,980	109,058
United Kingdom	111,010	93,152	77,949
All Other	327,823	255,143	195,610

	$1,663,943	$1,458,748	$1,201,158

	August 31,
	2008	2007
Long-Lived Assets:
United States	$776,398	$709,031
United Kingdom	106,653	116,936
Netherlands	86,088	79,634
Germany	21,266	20,263
All Other	85,511	69,633

	$1,075,916	$995,496

The following table summarizes net sales by product line (in thousands):

	Year Ended August 31,
	2008	2007	2006
High Force Hydraulic Tools	$374,498	$278,730	$227,504
Joint Integrity	212,400	160,411	110,461
North American Electrical	128,667	138,767	140,952
European Electrical	167,051	162,005	145,511
Specialty Electrical	111,177	89,874	77,650
Professional Electrical	98,905	115,062	68,373
Automotive Actuation Systems	140,547	128,337	111,416
Recreational Vehicle Actuation Systems	83,962	108,270	97,529
Truck Actuation Systems	183,454	148,380	144,495
Other	163,282	128,912	77,267

	$1,663,943	$1,458,748	$1,201,158

The Company’s largest customer accounted for 3.0%, 3.1%, and 4.4% of its sales in fiscal 2008, 2007 and 2006, respectively. Export sales from domestic operations were less than 8.1% of total net sales in each of the periods presented.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Contingencies and Litigation

The Company had outstanding letters of credit of $6.4 million and $6.5 million at August 31, 2008 and 2007, respectively. The letters of credit secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold, or are in the process of being sold to third parties. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $5.2 million at August 31, 2008. The future undiscounted minimum lease payments for these leases are as follows: $0.4 million in the balance of calendar 2008; $1.1 million in calendar 2009; $1.1 million in calendar 2010; $1.2 million in calendar 2011; $1.2 million in calendar 2012 and $3.7 million thereafter.

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

Note 15.	Guarantor Subsidiaries

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

General corporate expenses have not been allocated to subsidiaries, and are all included under the Parent heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level (Parent column in the following tables) which are not allocated to subsidiaries including, but not limited to, certain employee benefits, insurance, financing, and tax liabilities. Income tax provisions for domestic subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the Parent level. Net sales reported for each of the headings only includes sales to third parties; sales between entities are not significant. Additionally, substantially all of the indebtedness of the Company has historically been, and continues to be, carried at the corporate level and is therefore included in the Parent column in the following tables. Substantially all accounts receivable of the Parent and Guarantors are sold into the accounts receivable program described in Note 4. “Accounts Receivable Securitization.” Allowances for doubtful accounts remains recorded at the Parent and Guarantors. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries of the Company or with Actuant.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Year Ended August 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$247,060	$503,884	$912,999	$—	$1,663,943
Cost of sales	106,332	376,540	607,016	—	1,089,888

Gross profit	140,728	127,344	305,983	—	574,055
Selling, administrative and engineering expenses	87,266	91,194	158,936	—	337,396
Restructuring charges—European Electrical	—	—	10,473	—	10,473
Amortization of intangible assets	2,365	6,848	5,624	—	14,837

Operating profit	51,097	29,302	130,950	—	211,349
Financing costs, net	34,000	73	2,336	—	36,409
Intercompany expense (income), net	(29,379)	19,638	9,741	—	—
Other expense, net	429	8,877	(12,297)	—	(2,991)

Earnings before income tax expense and minority interest	46,047	714	131,170	—	177,931
Income tax expense	13,964	387	41,014	—	55,365
Minority interest, net of income taxes	—	—	22	—	22

Net earnings before equity in earnings of subsidiaries	32,083	327	90,134	—	122,544
Equity in earnings of subsidiaries	90,461	115,807	14,509	(220,777)	—

Net earnings	$122,544	$116,134	$104,643	$(220,777)	$122,544

	Year Ended August 31, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$192,777	$541,595	$724,376	$—	$1,458,748
Cost of sales	85,302	398,382	490,970	—	974,654

Gross profit	107,475	143,213	233,406	—	484,094
Selling, administrative and engineering expenses	68,612	85,535	128,179	—	282,326
Restructuring charges—European Electrical	—	—	5,395	—	5,395
Amortization of intangible assets	976	6,212	3,712	—	10,900

Operating profit	37,887	51,466	96,120	—	185,473
Financing costs, net	29,840	5	3,156	—	33,001
Intercompany expense (income), net	(20,441)	20,948	(507)	—	—
Other expense, net	65	10	707	—	782

Earnings before income tax expense and minority interest	28,423	30,503	92,764	—	151,690
Income tax expense	8,773	9,416	28,592	—	46,781
Minority interest, net of income taxes	—	—	(43)	—	(43)

Net earnings before equity in earnings of subsidiaries	19,650	21,087	64,215	—	104,952
Equity in earnings of subsidiaries	85,302	81,952	1,042	(168,296)	—

Net earnings	$104,952	$103,039	$65,257	$(168,296)	$104,952

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Year Ended August 31, 2006
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$167,026	$447,213	$586,919	$—	$1,201,158
Cost of sales	89,461	317,733	389,459	—	796,653

Gross profit	77,565	129,480	197,460	—	404,505
Selling, administrative and engineering expenses	58,241	74,729	104,898	—	237,868
Restructuring charges—European Electrical	—	—	4,910	—	4,910
Amortization of intangible assets	346	4,380	2,936	—	7,662

Operating profit	18,978	50,371	84,716	—	154,065
Financing costs, net	23,445	42	2,659	—	26,146
Intercompany expense (income), net	(21,094)	17,669	3,425	—	—
Other expense, net	(826)	75	2,821	—	2,070

Earnings before income tax expense and minority interest	17,453	32,585	75,811	—	125,849
Income tax expense	4,655	8,642	20,089	—	33,386
Minority interest, net of income taxes	—	—	(125)	—	(125)

Net earnings before equity in earnings of subsidiaries	12,798	23,943	55,847	—	92,588
Equity in earnings of subsidiaries	79,790	60,006	1,934	(141,730)	—

Net earnings	$92,588	$83,949	$57,781	$(141,730)	$92,588

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$43,309	$—	$79,240	$—	$122,549
Accounts receivable	260	2,479	223,825	—	226,564
Inventories	33,528	80,518	101,345	—	215,391
Deferred income taxes	12,834	37	(1,001)	—	11,870
Other current assets	5,091	1,778	9,223	—	16,092

Total Current Assets	95,022	84,812	412,632	—	592,466
Property, Plant & Equipment, net	16,810	32,983	84,757	—	134,550
Goodwill	105,089	323,453	211,320	—	639,862
Other Intangibles, net	36,665	164,777	90,917	—	292,359
Investment in Subsidiaries	1,230,791	250,953	42,213	(1,523,957)	—
Other Long-term Assets	8,190	216	739	—	9,145

Total Assets	$1,492,567	$857,194	$842,578	$(1,523,957)	$1,668,382

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$4	$335	$—	$339
Trade accounts payable	27,628	40,464	98,771	—	166,863
Accrued compensation and benefits	21,118	8,385	29,520	—	59,023
Income taxes payable (receivable)	(6,703)	279	31,291	—	24,867
Current maturities of long-term debt	—	—	—	—	—
Other current liabilities	17,967	15,983	26,083	—	60,033

Total Current Liabilities	60,010	65,115	186,000	—	311,125
Long-term Debt, less Current Maturities	573,815	1	2	—	573,818
Deferred Income Taxes	80,744	(286)	19,176	—	99,634
Pension and Postretirement Benefit Liabilities	9,628	—	18,013	—	27,641
Other Long-term Liabilities	19,100	1,130	6,428	—	26,658
Intercompany Payable (Receivable)	119,764	(253,056)	133,292	—	—
Shareholders’ Equity	629,506	1,044,290	479,667	(1,523,957)	629,506

Total Liabilities and Shareholders’ Equity	$1,492,567	$857,194	$842,578	$(1,523,957)	$1,668,382

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$25,605	$—	$61,075	$—	$86,680
Accounts receivable	(2,008)	(1,463)	198,246	—	194,775
Inventories	23,078	82,704	91,757	—	197,539
Deferred income taxes	14,088	37	702	—	14,827
Other current assets	4,126	1,044	6,289	—	11,459

Total Current Assets	64,889	82,322	358,069	—	505,280
Property, Plant & Equipment, net	13,919	42,807	66,091	—	122,817
Goodwill	47,389	366,729	185,723	—	599,841
Other Intangibles, net	17,538	171,626	71,254	—	260,418
Investment in Subsidiaries	1,167,055	274,894	67,400	(1,509,349)	—
Other Long-term Assets	11,483	197	740	—	12,420

Total Assets	$1,322,273	$938,575	$749,277	$(1,509,349)	$1,500,776

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$—	$—	$—
Trade accounts payable	21,955	46,964	84,286	—	153,205
Accrued compensation and benefits	17,783	8,462	26,100	—	52,345
Income taxes payable (receivable)	(7,962)	10,728	17,543	—	20,309
Current maturities of long-term debt	—	4	515	—	519
Other current liabilities	15,563	18,272	30,614	—	64,449

Total Current Liabilities	47,339	84,430	159,058	—	290,827
Long-term Debt, less Current Maturities	560,604	4	530	—	561,138
Deferred Income Taxes	83,459	(286)	20,416	—	103,589
Pension and Postretirement Benefit Liabilities	7,171	—	20,266	—	27,437
Other Long-term Liabilities	14,053	1,525	2,286	—	17,864
Intercompany Payable (Receivable)	109,726	(98,504)	(11,222)	—	—
Shareholders’ Equity	499,921	951,406	557,943	(1,509,349)	499,921

Total Liabilities and Shareholders’ Equity	$1,322,273	$938,575	$749,277	$(1,509,349)	$1,500,776

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended August 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$113,953	$66,389	$100,366	$(110,611)	$170,097

Investing Activities
Proceeds from sale of property, plant & equipment	1,491	8,328	4,246	—	14,065
Capital expenditures	(4,016)	(6,254)	(34,137)	—	(44,407)
Changes in intercompany receivables (payable)	(52,169)	15,914	36,255	—	—
Business acquisitions, net of cash acquired	(47,363)	(237)	(62,509)	—	(110,109)

Cash used in investing activities	(102,057)	17,751	(56,145)	—	(140,451)

Financing Activities
Net borrowings on revolving credit facilities and short-term borrowings	—	—	246	—	246
Principal repayments on term loans	—	—	(1,015)	—	(1,015)
Intercompany dividends paid	(2,221)	(84,140)	(26,471)	110,611	(2,221)
All other	8,029	—	—	—	8,029

Cash provided by financing activities	5,808	(84,140)	(27,240)	110,611	5,039
Effect of exchange rate changes on cash	—	—	1,184	—	1,184

Net increase in cash and cash equivalents	17,704	—	18,165	—	35,869
Cash and cash equivalents—beginning of period	25,605	—	61,075	—	86,680

Cash and cash equivalents—end of period	$43,309	$—	$79,240	$—	$122,549

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended August 31, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$83,584	$38,226	$96,656	$(41,356)	$177,110

Investing Activities
Proceeds from sale of property, plant & equipment	2,454	160	1,956	—	4,570
Capital expenditures	(4,573)	(3,734)	(23,184)	—	(31,491)
Changes in intercompany receivables (payable)	(10,286)	(4,073)	14,359	—	—
Business acquisitions, net of cash acquired	(119,452)	—	(43,529)	—	(162,981)

Cash used in investing activities	(131,857)	(7,647)	(50,398)	—	(189,902)

Financing Activities
Net repayments on revolving credit facilities and short-term borrowings	(80,229)	—	(126)	—	(80,355)
Proceeds from Senior Note offering, net of discount	249,039	—	—	—	249,039
Proceeds from issuance of term loans	150,000	—	5,737	—	155,737
Principal repayments on term loans	(245,000)	—	(6,737)	—	(251,737)
Intercompany dividends paid	(2,187)	(30,579)	(10,777)	41,356	(2,187)
All other	1,680	—	—	—	1,680

Cash provided by financing activities	73,303	(30,579)	(11,903)	41,356	72,177
Effect of exchange rate changes on cash	—	—	1,636	—	1,636

Net increase in cash and cash equivalents	25,030	—	35,991	—	61,021
Cash and cash equivalents—beginning of period	575	—	25,084	—	25,659

Cash and cash equivalents—end of period	$25,605	$—	$61,075	$—	$86,680

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended August 31, 2006
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$20,343	$47,251	$96,605	$(42,038)	$122,161

Investing Activities
Proceeds from sale of property, plant & equipment	1,487	—	—	—	1,487
Capital expenditures	(4,985)	(5,010)	(9,710)	—	(19,705)
Changes in intercompany receivables (payable)	39,176	14,736	(53,912)	—	—
Business acquisitions, net of cash acquired	(95,509)	(23,801)	(9,457)	—	(128,767)

Cash used in investing activities	(59,831)	(14,075)	(73,079)	—	(146,985)

Financing Activities
Net borrowings on revolving credit facilities and short-term borrowings	37,680	—	—	—	37,680
Principal repayments on term loans	—	—	(126)	—	(126)
Intercompany dividends paid	(2,164)	(33,990)	(8,048)	42,038	(2,164)
All other	4,447	—	—	—	4,447

Cash provided by financing activities	39,963	(33,990)	(8,174)	42,038	39,837
Effect of exchange rate changes on cash	—	—	290	—	290

Net increase in cash and cash equivalents	475	(814)	15,642	—	15,303
Cash and cash equivalents—beginning of period	101	814	9,441	—	10,356

Cash and cash equivalents—end of period	$576	$—	$25,083	$—	$25,659

Note 16.	Subsequent Events

On September 26, 2008, the Company completed the acquisition of the stock of the Cortland Companies (“Cortland”) for approximately $230 million in cash, $15 million of which was placed in escrow for 12 months following the closing. The purchase consideration was funded from the Company’s cash and revolving credit facility. Headquartered in Cortland, New York, Cortland is a global designer, manufacturer and distributor of custom-engineered electro-mechanical cables and umbilicals, high performance synthetic ropes and value-added steel cable and assemblies.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal 2008 and fiscal 2007 is as follows:

	Year Ended August 31, 2008
	First	Second	Third	Fourth	Total
Net sales	$415,143	$399,629	$444,656	$404,515	$1,663,943
Gross profit	140,834	133,840	153,972	145,409	574,055
Net earnings	27,427	22,239	38,635	34,243	122,544
Net earnings per share
Basic	$0.49	$0.40	$0.69	$0.61	$2.20
Diluted	0.43	0.35	0.60	0.54	1.93

	Year Ended August 31, 2007
	First	Second	Third	Fourth	Total
Net sales	$342,983	$341,020	$385,090	$389,655	$1,458,748
Gross profit	113,045	110,245	129,586	131,218	484,094
Net earnings	25,101	18,919	29,581	31,351	104,952
Net earnings per share
Basic	$0.46	$0.35	$0.54	$0.57	$1.92
Diluted	0.41	0.31	0.47	0.50	1.69

The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

ACTUANT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions		Deductions	Other	Balance at End of Period
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net Acquired	Accounts Written Off Less Recoveries

Deducted from assets to which they apply:

Allowance for losses— Trade accounts receivable
August 31, 2008	$7,856	$1,100	$80	$(2,224)	$18	$6,830

August 31, 2007	$7,363	$2,465	$456	$(2,299)	$(129)	$7,856

August 31, 2006	$7,859	$2,823	$410	$(3,878)	$149	$7,363

Allowance for losses—Inventory
August 31, 2008	$15,765	$6,478	$385	$(5,339)	$(314)	$17,603

August 31, 2007	$16,977	$2,327	$6,757	$(10,336)	$40	$15,765

August 31, 2006	$15,318	$3,397	$1,706	$(3,970)	$526	$16,977

Valuation allowance—Income taxes
August 31, 2008	$17,993	$4,466	$—	$(645)	$138	$21,952

August 31, 2007	$14,191	$6,392	$183	$(3,622)	$849	$17,993

August 31, 2006	$13,023	$6,853	$—	$(6,110)	$425	$14,191

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2008, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded certain elements of Superior Plant Services, LLC and Templeton, Kenly & Co., Inc. from its assessment of internal control over financial reporting as of August 31, 2008 because they were acquired by the Company in purchase business combinations during 2008. Subsequent to the acquisitions of businesses in fiscal 2008, certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2008. Superior Plant Services, LLC and Templeton, Kenly & Co., Inc. are wholly-owned subsidiaries whose total assets and total revenues, excluding integrated elements, represent 6% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2008.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of August 31, 2008, as stated in their report which is included herein.

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

Information about the Company’s directors is incorporated by reference from the “Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 9, 2009 (the “2009 Annual Meeting Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” section in the Company’s 2008 Annual Meeting Proxy Statement. Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2009 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.

The Company has adopted a code of ethics that applies to its senior executive team, including its chief executive officer, chief financial officer and corporate controller. The code of ethics is posted on the Company’s website and is available free of charge at www.actuant.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the chief executive officer, chief financial officer or corporate controller by posting such information on the Company’s website.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters” and the “Executive Compensation” sections (other than the subsection thereof entitled “Report of the Audit Committee” ) of the 2009 Annual Meeting Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2009 Annual Meeting Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the “Certain Relationships and Related Party Transactions” section of the 2009 Annual Meeting Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2009 Annual Meeting Proxy Statement.

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

Dated: October 29, 2008

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

Signature	Title

/s/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Chairman of the Board, President and Chief Executive Officer

/s/ GUSTAV H.P. BOEL Gustav H.P. Boel	Director and Executive Vice President

/s/ WILLIAM P. SOVEY William P. Sovey	Director

/s/ WILLIAM K. HALL William K. Hall	Director

/s/ THOMAS J. FISCHER Thomas J. Fischer	Director

Signature	Title

/s/ ROBERT A. PETERSON Robert A. Peterson	Director

/s/ LARRY D. YOST Larry D. Yost	Director

/s/ DENNIS K. WILLIAMS Dennis K. Williams	Director

/s/ HOLLY A. VANDEURSEN Holly A. VanDeursen	Director

/s/ R. ALAN HUNTER, JR. R. Alan Hunter, Jr.	Director

/s/ ANDREW G. LAMPEREUR Andrew G. Lampereur	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ CHADWICK I. DELUKA Chadwick I. DeLuka	Corporate Controller and Principal Accounting Officer

*	Each of the above signatures is affixed as of October 29, 2008

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2008

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
2.0	Agreement and Plan of Merger dated September 17, 2008, between Actuant Corporation, CHC Acquisition, Inc., the Cortland Companies, Inc. and the Stockholders’ Representative	Exhibit 2.1 to the Registrant’s Form 8-K filed on September 23, 2008

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant’s Form 10-Q for quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant’s Form 10-K for the fiscal year ended August 31, 2003

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended August 31, 2004

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 8-K filed on July 18, 2006

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.1 to the Registrant’s Form 8-K filed on October 23, 2007

4.1	Indenture dated June 12, 2007 by and among Actuant Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee relating to $250,000,000 Actuant Corporation 6.875% Senior Notes due 2017	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2007

4.1	Registration Rights Agreement, dated June 12, 2007, relating to $250 million of 6 7/8% Senior Notes due 2017	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2007

4.3	Indenture, dated as of November 10, 2003, among Actuant Corporation as issuer and the Subsidiary Guarantors and U.S. Bank National Association relating to $150,000,000 Actuant Corporation 2% Convertible Senior Subordinated Notes Due 2023	Exhibit 4.2 to the Registrant’s Form 10-Q for quarter ended November 30, 2003

4.4	Commercial Paper Agency Agreement dated as of March 26, 2004 between Actuant Corporation, as Issuer and U.S. Bank, NA, as Placement Agent	Exhibit 4.2 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
4.5	Issuing and Paying Agency Agreement dated March 26, 2004 between Actuant Corporation, as Issuer and U.S. Bank, NA, as Issuing and Paying Agent	Exhibit 4.3 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.6	Commercial Paper Placement Agreement dated March 5, 2004 between Actuant Corporation, as Issuer and M&I Marshall & Ilsley Bank, as Agent	Exhibit 4.4 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.7	Credit Agreement dated as of February 19, 2004 among Actuant Corporation, the Lenders, and Bank One, NA, as LC Issuer and as Agent	Exhibit 4.4 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.8	Amended and Restated Credit Agreement dated as of December 27, 2004 among Actuant Corporation, JPMorgan Chase Bank, N.A. as LC issuer and agent, and the Lender party thereto	Exhibit 4.8 to Current Report on Form 8-K dated December 27, 2004

4.9	Amendment No. 2 to Amended and Restated Credit Agreement dated as of May 1, 2006, among Actuant Corporation, JP Morgan Chase Bank, N. A. as LC issuer and agent, and the Lender party thereto	Exhibit 14.1 to the Registrant’s Form 10-Q for the quarter ended May 31, 2006

4.10	Amendment No. 3 to Amended and Restated Credit Agreement dated as of February 16, 2007, among Actuant Corporation, the Lender party thereto and JP Morgan Chase Bank and National Association, as the agent	Exhibit 10.1 to the Registrant’s Form 8-K filed on February 23, 2007

4.11	Amendment No. 4 to Amended and Restated Credit Agreement dated as of June 4, 2007, among Actuant Corporation, the Lender party thereto and JP Morgan Chase Bank and National Association, as the agent	Exhibit 10.1 to the Registrant’s Form 10-Q for the quarters ended May 31, 2007

10.1	Outside Directors’ Deferred Compensation Plan adopted by Board of Directors on May 4, 1995	Exhibit 10.8 to the Registrant’s Form 10-K for fiscal year ended August 31, 1995

10.2	(a) 1996 Stock Plan adopted by board of directors on August 8, 1996 and proposed for shareholder approval on January 8, 1997	Annex A to the Registrant’s Proxy Statement dated November 19, 1996 for 1997 Annual Meeting of Shareholders

	(b) Amendment to 1996 Stock Plan adopted by board of directors on May 8, 1997	Exhibit 10.10(b) to the Registrants Form 10-K for the fiscal year ended August 31, 1997

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
10.3	Actuant Corporation Executive Stock Purchase Plan	Exhibit 10.22 to the Registrants Form 10-K for the fiscal year ended August 31, 2000

10.4	Actuant Corporation 2001 Stock Plan	Exhibit B to the Registrant’s Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

10.5	Actuant Corporation 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant’s Proxy Statement, dated December 5, 2005 for the 2006 Annual Meeting of Shareholders

10.6	Receivables Sale Agreement dated as of May 30, 2001, among Actuant Corporation, Del City Wire Co., Inc., GB Tools and Supplies, Inc., Versa Technologies, Inc., and Engineered Solutions, L.P., as Originators, and Actuant Receivables Corporation, as Buyer	Exhibit 10.25 to the Registrant’s Form 10-Q For quarter ended May 31, 2001

10.7	Receivables Purchase Agreement dated as of May 30, 2001, among Actuant Receivables Corporation, as Seller, Actuant Corporation, as Initial Servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as Agent	Exhibit 10.26 to the Registrant’s Form 10-Q for quarter ended May 31, 2001

10.8	Amendment No. 10, dated as of September 10, 2008, to the Receivables Sale Agreement dated as of May 31, 2001, among Actuant Corporation as Parent, the Originators party thereto, Actuant Receivables Corporation as buyer and Wachovia Bank and National Association as Agents		X

10.9	Amendment No. 18, dated September 10, 2008, to the Receivables Purchase Agreement dated May 31, 2001, among Actuant Receivables Corporation, as Seller, Actuant Corporation, as Initial Servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as Agent		X

10.10	Actuant Corporation Change in Control Agreement for Robert C. Arzbaecher dated January 7, 2002.	Exhibit 10.30 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.11	Actuant Corporation Change in Control Agreement for Andrew G. Lampereur dated January 7, 2002.	Exhibit 10.31 to the Registrant’s Form 10-Q for quarter ended November 30, 2001

10.12	Actuant Corporation Outside Directors’ Deferred Compensation Plan	Exhibit 99.1 to the Registrant’s Form S-8 dated May 24, 2002

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
10.13	Actuant Corporation 2002 Stock Plan, as amended	Exhibit 10.26 to the Registrant’s Form 8-K filed on January 20, 2006

10.14	Actuant Corporation Long Term Incentive Plan	Exhibit 10.25 to the Registrant’s Form 8-K filed on July 12, 2006

10.15	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.35 to the 2002 10-K

10.16	Actuant Corporation Change in Control Agreement for Guus Boel dated April 30, 2004	Exhibit 10.1 to the Registrant’s Form 10-Q for quarter ended May 31, 2004

10.17	Actuant Corporation Change in Control Agreement for William S. Blackmore dated July 1, 2004	Exhibit 10.4 to the Registrant’s Form 10-Q for quarter ended May 31, 2004

10.18	Actuant Corporation Change in Control Agreement for Mark E. Goldstein dated August 19, 2004	Exhibit 10.29 to the 2004 10-K

10.19	Purchase Agreement dated June 6, 2007 by and among Actuant Corporation, Banc of America Securities LLC, and the other initial purchasers named therein	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007

10.20	Retention Agreement, dated June 25, 2007, between Actuant Corporation and William Blackmore	Exhibit 10.1 to the Registrant’s Form 8-K filed on June 29, 2007

10.21	Form of Change in Control Agreement for certain named executives including Mr. Brian Kobylinski	Exhibit 10.21 to Registrant’s Form 10-K for the fiscal year ended August 31, 2000

14	Code of Ethics	Exhibit 14 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2003

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X