Form 10-Q
period 2008-11-30
ACTUANT CORP
filed 2009-01-08
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2008 was 56,392,703.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Such forward-looking statements include statements regarding expected financial results and other planned events, including, but not limited to, anticipated liquidity, and capital expenditures. Words such as “may”, “should”, “could”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “project” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.

The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	the duration or severity of the current worldwide economic downturn or the timing or strength of a subsequent recovery;

•	the realization of anticipated cost savings from restructuring activities and cost reduction efforts;

•	market conditions in the recreational vehicle, truck, automotive, industrial production, oil & gas, power generation, marine, infrastructure and retail Do-It Yourself (“DIY”) industries;

•	increased competition in the markets we serve and market acceptance of existing and new products;

•	successful integration of acquisitions and related restructurings;

•	operating margin risk due to competitive product pricing, operating efficiencies and material and conversion cost increases;

•	foreign currency, interest rate and commodity risk;

•	supply chain and industry trends, including changes in purchasing and other business practices by customers;

•	regulatory and legal developments;

•	our substantial indebtedness and current credit market conditions;

•	the levels of future sales, profit and cash flows that we achieve.

Our Form 10-K for the fiscal year ended August 31, 2008 contains an expanded description of these and other risks that may affect our business, assets and results of operations under the section entitled “Risk Factors”.

When used herein, the terms “Actuant,” “we,” “us,” “our” and the “Company” refer to Actuant Corporation and its subsidiaries.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,
	2008	2007
Net sales	$379,980	$415,143
Cost of products sold	248,088	274,309

Gross profit	131,892	140,834
Selling, administrative and engineering expenses	76,218	81,296
Restructuring charge	—	5,521
Impairment charge	26,553	—
Amortization of intangible assets	4,457	3,257

Operating profit	24,664	50,760
Financing costs, net	12,235	9,300
Other income, net	(534)	(1,110)

Earnings before income tax expense and minority interest	12,963	42,570
Income tax expense	1,370	15,149
Minority interest, net of income taxes	(5)	(6)

Net earnings	$11,598	$27,427

Earnings per share:
Basic	$0.21	$0.49
Diluted	$0.19	$0.43
Weighted average common shares outstanding:
Basic	56,022	55,609
Diluted	64,395	64,654

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	November 30, 2008	August 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$30,218	$122,549
Accounts receivable, net	211,576	226,564
Inventories, net	223,450	215,391
Deferred income taxes	11,729	11,870
Prepaid expenses and other current assets	15,901	16,092

Total Current Assets	492,874	592,466
Property, Plant and Equipment
Land, buildings, and improvements	59,931	48,496
Machinery and equipment	246,038	254,262

Gross property, plant and equipment	305,969	302,758
Less: Accumulated depreciation	(164,769)	(168,208)

Property, Plant and Equipment, net	141,200	134,550
Goodwill	698,446	639,862
Other Intangibles, net	381,749	292,359
Other Long-term Assets	13,512	9,145

Total Assets	$1,727,781	$1,668,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$339
Trade accounts payable	145,426	166,863
Accrued compensation and benefits	33,189	59,023
Income taxes payable	24,136	24,867
Current maturities of long-term debt	4,336	—
Other current liabilities	66,829	60,033

Total Current Liabilities	273,916	311,125
Long-term Debt, less Current Maturities	696,049	573,818
Deferred Income Taxes	125,152	99,634
Pension and Postretirement Benefit Liabilities	25,902	27,641
Other Long-term Liabilities	26,062	26,658
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 84,000,000 shares, issued and outstanding 56,382,000 and 56,002,228 shares, respectively	11,276	11,200
Additional paid-in capital	(318,627)	(324,898)
Retained earnings	947,641	936,055
Accumulated other comprehensive (loss) income	(59,590)	7,149
Stock held in trust	(2,336)	(2,081)
Deferred compensation liability	2,336	2,081

Total Shareholders’ Equity	580,700	629,506

Total Liabilities and Shareholders’ Equity	$1,727,781	$1,668,382

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2008	2007
Operating Activities
Net earnings	$11,598	$27,427
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	12,747	10,464
Stock-based compensation expense	1,537	1,603
Deferred income tax (benefit) provision	(10,360)	6,220
Impairment charge	26,553	—
Other	63	192
Changes in components of working capital and other:
Accounts receivable	4,974	(22,767)
Accounts receivable securitization	483	4,924
Inventories	(5,332)	(7,024)
Prepaid expenses and other assets	(38)	948
Trade accounts payable	(19,683)	238
Income taxes payable	1,895	2,452
Accrued compensation and benefits	(21,074)	(8,298)
Other accrued liabilities	9,155	12,345

Net cash provided by operating activities	12,518	28,724
Investing Activities
Proceeds from sale of property, plant and equipment	94	8,321
Capital expenditures	(7,634)	(9,036)
Cash paid for business acquisitions, net of cash acquired	(231,768)	(47,437)

Net cash used in investing activities	(239,308)	(48,152)
Financing Activities
Net borrowings on revolver and other debt	187,995	134
Principal repayments on term loans	(155,000)	(994)
Proceeds from issuance of term loans	115,000	—
Debt issuance costs	(5,333)	—
Cash dividend	(2,251)	(2,221)
Stock option exercises, related tax benefits, and other	2,479	2,013

Net cash provided by (used in) financing activities	142,890	(1,068)
Effect of exchange rate changes on cash	(8,431)	2,557

Net decrease in cash and cash equivalents	(92,331)	(17,939)
Cash and cash equivalents – beginning of period	122,549	86,680

Cash and cash equivalents – end of period	$30,218	$68,741

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2008 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company’s significant accounting policies are disclosed in its fiscal 2008 Annual Report on Form 10-K. For additional information, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2008 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. In addition, certain reclassifications have been made to prior period financial statements to conform to the November 30, 2008 presentation. Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2009.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The Company adopted SFAS No. 157 on September 1, 2008; see Note 9, “Fair Value Measurement” for disclosures required under SFAS No. 157. The Company has not adopted SFAS No. 157 for non-financial assets and liabilities as permitted by FASB Staff Position No. FAS 157-2, which provides a deferral of such provisions until the Company’s 2010 fiscal year.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. The adoption of SFAS No. 159 on September 1, 2008 did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s 2010 fiscal year. This standard will change the Company’s accounting treatment for business combinations on a prospective basis, when adopted.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 will be effective for the Company beginning in the second quarter of fiscal 2009. The adoption of SFAS No. 161 is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Acquisitions

The Company completed one business acquisition during the first quarter of fiscal 2009 and two during the fiscal year ended August 31, 2008, all of which resulted in the recognition of goodwill in the Company’s Condensed Consolidated Financial Statements. The Company is continuing to evaluate the initial purchase price allocations for acquisitions completed within the past 12 months, and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

On September 26, 2008, the Company completed the acquisition of the stock of The Cortland Companies (“Cortland”) for approximately $231.0 million in cash, net of cash acquired. Headquartered in Cortland, New York, Cortland is a global designer, manufacturer and distributor of custom-engineered electro-mechanical cables and umbilicals, high performance synthetic ropes and value-added steel cable assemblies. The majority of the Cortland businesses are included in the Energy product line within the

Industrial segment, while the steel cable assembly business (Sanlo) is included in the Other product line within the Actuation Systems segment. The preliminary purchase price allocation resulted in $115.0 million assigned to goodwill (a portion of which is deductible for tax purposes), $19.7 million to tradenames, $2.3 million to non-compete agreements, $3.4 million to patents and $89.2 million to customer relationships. The amounts assigned to non-compete agreements, patents and customer relationships are being amortized over 4, 8 and 15 years, respectively.

On March 3, 2008, the Company acquired Superior Plant Services, LLC, (“SPS”) for approximately $57.7 million of cash. Headquartered in Terrytown, Louisiana, SPS is a specialized maintenance services company serving the North American oil & gas and nuclear power industries. Its services include field machining, flange weld testing, line isolation, bolting, heat treating and metal disintegration. SPS is included in the Energy product line of the Industrial segment. The purchase price allocation resulted in $22.9 million assigned to goodwill (which is deductible for tax purposes), $0.2 million to trademarks, $1.5 million to non-compete agreements and $25.3 million to customer relationships. The amounts assigned to trademarks, non-compete agreements and customer relationships are being amortized over 1, 5 and 15 years, respectively.

On September 13, 2007, the Company acquired Templeton, Kenly & Co, Inc. (“TK”) for approximately $47.3 million of cash. Headquartered in Broadview, Illinois, TK manufactures hydraulic pumps and tools, mechanical jacks, wrenches and actuators. TK is included in the High Force Hydraulic Tools product line of the Industrial segment. The purchase price allocation resulted in $14.4 million assigned to goodwill (which is deductible for tax purposes), $1.7 million to tradenames, $0.3 million to non-compete agreements, $0.3 to patents and $19.2 million to customer relationships. The amounts assigned to non-compete agreements, patents and customer relationships are being amortized over 3, 5 and 15 years, respectively.

The following unaudited pro forma results of operations of the Company for the three months ended November 30, 2008 and 2007, respectively, give effect to these three acquisitions as though the transactions and related financing activities had occurred on September 1, 2007 (in thousands, except per share amounts):

	Three Months Ended
	November 30, 2008	November 30, 2007
Net sales
As reported	$379,980	$415,143
Pro forma	384,079	443,723
Net earnings
As reported	$11,598	$27,427
Pro forma	10,968	25,853
Basic earnings per share
As reported	$0.21	$0.49
Pro forma	0.20	0.46
Diluted earnings per share
As reported	$0.19	$0.43
Pro forma	0.18	0.41

Note 3. Restructuring

The Company initiated plans to restructure its European Electrical product line (within the Electrical segment) during fiscal 2006. These plans were designed to reduce operating costs and improve profitability. The Company completed the restructuring activities in the second quarter of fiscal 2008, at a cumulative pre-tax cost of $20.8 million. A rollforward of the European Electrical restructuring reserve is as follows (in thousands):

Accrued restructuring costs as of August 31, 2008	$5,063
Cash payments	(212)
Impact of changes in foreign currency rates	(662)

Accrued restructuring costs as of November 30, 2008	$4,189

The remaining $4.2 million of accrued restructuring costs at November 30, 2008 primarily represent severance costs and a reserve for minimum lease payments related to exited facilities. All remaining severance costs will be paid during fiscal 2009 while the facility costs will be paid over the term of the lease.

Note 4. Accounts Receivable Securitization

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. Book value of accounts receivable in the accompanying Condensed Consolidated Balance Sheet is comprised of the gross accounts receivable retained interest less a reserve for doubtful accounts, which is calculated based on a review of the specific receivable issues and supplemented by a general reserve based on past collection history. The retained interest recorded at November 30, 2008 and August 31, 2008 was $44.0 million and $47.7 million, respectively, and is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets. The securitization program, which has a final maturity date in September 2009, was amended in December 2008 to decrease available capacity from $65.0 million to $60.0 million. Trade accounts receivables sold and being serviced by the Company totaled $53.4 million and $52.9 million at November 30, 2008 and August 31, 2008, respectively.

Sales of trade receivables from the special purpose subsidiary totaled $111.2 million and $114.0 million for the three months ended November 30, 2008 and 2007, respectively. Cash collections of trade accounts receivable balances in the total receivable pool (including both sold and retained portions) totaled $187.1 million and $196.1 million for the three months ended November 30, 2008 and 2007, respectively.

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

	Balance Outstanding		Balance Outstanding 60 Days or More Past Due		Net Credit Losses Three Months Ended
	November 30, 2008	August 31, 2008	November 30, 2008	August 31, 2008	November 30, 2008	November 30, 2007
Trade accounts receivable subject to securitization program	$97,429	$100,603	$6,514	$8,251	$565	$485
Trade accounts receivable balances sold	53,426	52,943

Retained interest	$44,003	$47,660

Accounts receivable financing costs of $0.4 million and $0.6 million for the three months ended November 30, 2008 and 2007, respectively, are included in financing costs in the accompanying Condensed Consolidated Statements of Earnings.

Note 5. Goodwill and Other Intangible Assets

The Company’s goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units using the discounted cash flow method based on management’s judgments and assumptions. The estimated fair value of the reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.

Indefinite lived intangible assets are also subject to an annual impairment test. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite lived intangible assets are evaluated by the Company to determine if an impairment charge is required.

The Company also reviews long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, the Company performs an undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on the estimated fair value of the long-lived assets.

Significant adverse developments in the recreational vehicle (RV) market in the first quarter of fiscal 2009 have had a dramatic effect on the operations of the RV reporting unit (included in the Actuation Systems segment). The financial results for the RV reporting unit have been negatively impacted by lower wholesale motorhome shipments by OEM’s, decreased consumer confidence and the lack of financing as a result of the continued global credit crisis. These factors caused us to significantly reduce projected sales, operating profits and cash flows of the RV reporting unit, and resulted in a $26.6 million non-cash asset impairment charge during the three months ended November 30, 2008. The asset impairment charge includes a goodwill impairment charge of $22.2 million and, as a result, there is no remaining goodwill in the RV reporting unit at November 30, 2008. In addition, a $0.8 million impairment was recognized related to indefinite lived intangibles (tradenames) of the RV reporting unit. Due to the existing impairment indicators, management assessed the recoverability of the RV reporting unit’s fixed assets and amortizable intangible assets (customer relationships, patents and trademarks). An impairment charge of $3.6 million was recognized for the difference between the fair value and carrying value of such assets during the three months ended November 30, 2008.

A considerable amount of management judgment and assumptions are required in performing the impairment tests and in measuring the fair value of goodwill, indefinite lived intangibles and long-lived assets. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values or the amount of the recognized impairment losses.

The changes in the carrying amount of goodwill for the three months ended November 30, 2008 are as follows (in thousands):

	Industrial	Electrical	Actuation Systems	Engineered Products	Total
Balance as of August 31, 2008	$198,494	$208,879	$170,724	$61,765	$639,862
Business acquired	90,978	—	24,045	—	115,023
Purchase accounting adjustments	260	—	—	750	1,010
Impairment charges	—	—	(22,205)	—	(22,205)
Impact of changes in foreign currency rates	(25,737)	(4,835)	(1,973)	(2,699)	(35,244)

Balance as of November 30, 2008	$263,995	$204,044	$170,591	$59,816	$698,446

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization are as follows (in thousands):

	November 30, 2008			August 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$240,910	$26,972	$213,938	$163,956	$24,529	$139,427
Patents	46,701	23,371	23,330	44,200	21,289	22,911
Trademarks	6,409	4,794	1,615	6,556	3,640	2,916
Non-compete agreements	5,837	1,857	3,980	3,914	1,784	2,130
Other	611	338	273	656	318	338

	$300,468	$57,332	$243,136	$219,282	$51,560	$167,722

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of November 30, 2008 and August 31, 2008 are $138.6 million and $124.7 million, respectively. These assets are comprised of acquired tradenames.

Amortization expense recorded on the intangible assets listed above was $4.5 million and $3.3 million for the three months ended November 30, 2008 and 2007, respectively. The Company estimates that amortization expense will approximate $15.4 million for the remainder of the fiscal year ending August 31, 2009. Amortization expense for future years is estimated to be as follows: $20.3 million in fiscal 2010, $19.9 million in fiscal 2011, $19.6 million in 2012, $18.4 million in fiscal 2013 and $149.6 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions or changes in foreign currency exchange rates.

Note 6. Product Warranty Costs

The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty (in thousands):

	Three Months Ended November 30,
	2008	2007
Beginning balance	$9,309	$10,070
Warranty reserves of acquired business	278	72
Provision for warranties	2,652	3,420
Warranty payments and costs incurred	(2,180)	(2,450)
Impact of changes in foreign currency rates	(527)	308

Ending balance	$9,532	$11,420

Note 7. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2008	August 31, 2008
Senior Credit Facility:
Commercial paper borrowings	$33,215	$—
Revolver	153,008	—
Term loan	115,000	155,000
6.875% Senior notes	249,162	249,137
Fair value of cross currency interest rate swap	—	19,681

Sub-total—Senior indebtedness	550,385	423,818
Convertible subordinated debentures (“2% Convertible Notes”)	150,000	150,000

Total debt, excluding short-term borrowings	700,385	573,818
Less: current maturities of long-term debt	(4,336)	—

Total long-term debt, less current maturities	$696,049	$573,818

On November 10, 2008, the Company amended and extended its existing Senior Credit Facility, extending the maturity to November 10, 2011 and increasing total capacity by $110 million. The amended Senior Credit Facility provides for a $400 million revolving credit facility, a $115 million term loan, and an optional $300 million expansion feature. The term loan initially bears interest at LIBOR plus 2.5% (4.313% at November 30, 2008), while borrowings under the revolver bear interest at either LIBOR plus a borrowing spread of 2.5% (aggregating 4.313% at November 30, 2008) or a base borrowing rate of prime plus 1.25% (aggregating 5.250% at November 30, 2008). The term loan will be repaid in eight quarterly installments of $1.4 million beginning March 31, 2009 through December 31, 2010, and four quarterly payments of $25.9 million beginning March 31, 2011. All amended Senior Credit Facility borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s debt to EBIDTA leverage ratios. In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver. At November 30, 2008, the non-use fee was 0.40%. The amended Senior Credit Facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, fixed charge coverage ratios, maximum leverage, dividends and other restricted payments. As of November 30, 2008, the Company was in compliance with all debt covenants.

There were $33.2 million of commercial paper borrowings outstanding at November 30, 2008. Total commercial paper outstanding cannot exceed $100.0 million under the terms of the amended Senior Credit Facility. Since the revolver provides the liquidity backstop for outstanding commercial paper, the combined outstanding balance of the revolver and any outstanding commercial paper cannot exceed $400.0 million. The unused and available credit line under the revolver at November 30, 2008 was approximately $213.8 million.

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

In November 2003, the Company issued $150.0 million of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). The 2% Convertible Notes bear interest at a rate of 2.0% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price of the 2% Convertible Notes equals or exceeds 120% of their underlying principal amount over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable six-month interest periods. The Company has the right to force conversion of all or part of the 2% Convertible Notes on or after November 20, 2010. The 2% Convertible Notes are convertible into shares of the Company’s Class A common stock at a conversion rate of 50.1126 shares per $1,000 of principal amount, which equals a conversion price of approximately $19.96 per share (subject to adjustment).

In November 2008, the Company terminated its then existing cross-currency interest rate swap agreement (the “swap agreement”). At August 31, 2008 the fair value of the swap agreement was a $19.7 million liability, which was included in long-term debt in the accompanying Consolidated Balance Sheets. As a result of the strengthening of the U.S. dollar since August 31, 2008, the Company received $2.1 million of cash from the counterparties upon termination of the swap agreement.

Note 8. Employee Benefit Plans

The Company provides pension benefits to certain employees of acquired domestic businesses, that were entitled to those benefits prior to acquisition, or existing and former employees of foreign businesses. Most of the U.S. defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits, while most non-U.S. defined benefit plans continue to earn benefits. The following table provides detail on the Company’s net periodic benefit costs for the three months ended November 30 (in thousands):

	Non-U.S Pension Plans		U.S Pension Plans
	2008	2007	2008	2007
Service cost	$128	$122	$—	$21
Interest cost	389	355	601	563
Expected return on assets	(143)	(80)	(716)	(702)
Amortization of actuarial loss	1	1	19	2

Net periodic benefit cost (credit)	$375	$398	$(96)	$(116)

The Company anticipates contributing $0.2 million to U.S. pension plans and $1.3 million to non-U.S. pension plans in fiscal 2009.

Note 9. Fair Value Measurement

The Company adopted SFAS No. 157 on September 1, 2008, which requires expanded disclosure for financial assets and liabilities measured at fair value. The Company assesses the inputs used to measure fair value using a three-tier hierarchy. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. At November 30, 2008, the financial assets and liabilities included in the Condensed Consolidated Balance Sheet that are measured at fair value, on a recurring basis, include cash equivalents of $0.4 million (Level 1), investments of $1.1 million (Level 1) and a liability for the fair value of derivative instruments of $1.8 million (Level 2). The Company has no financial assets or liabilities that are recorded at fair value using significant unobservable inputs (Level 3).

Note 10. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2008	2007
Numerator:
Net earnings	$11,598	$27,427
Plus: 2% Convertible Notes financings costs, net of taxes	611	611

Net earnings for diluted earnings per share	$12,209	$28,038

Denominator (in thousands):
Weighted average common shares outstanding for basic earnings per share	56,022	55,609
Net effect of dilutive securities-employee stock compensation plans	856	1,528
Net effect of 2% Convertible Notes based on the if-converted method	7,517	7,517

Weighted average common and equivalent shares outstanding for diluted earnings per share	64,395	64,654

Basic Earnings Per Share:	$0.21	$0.49
Diluted Earnings Per Share:	$0.19	$0.43

Note 11. Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, permanent items, state tax rates and our ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for the three months ended November 30, 2008 was 10.6%. The decrease in the effective tax rate in the most recent period, relative to the prior year, reflects the tax benefit on the impairment charge (Note 5, “Goodwill and Other Intangible Assets”) being recognized at a 38.0% rate, consistent with the underlying combined U.S. federal and state income tax rate. This rate is much higher than the Company’s consolidated global effective tax rate. Excluding the impairment charge, the effective income tax rate for the three months ended November 30, 2008 would have been 29.0%. The effective income tax rate of 35.6% for the three months ended November 30, 2007 was relatively higher, primarily the result of restructuring charges for which no tax benefits were recorded.

As a result of a review of current tax positions, the liability for unrecognized tax benefits increased from $29.9 million at August 31, 2008 to $30.4 million at November 30, 2008. Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. Within the next twelve months, the Company expects the settlement of a foreign tax item, which will reduce the liability for unrecognized tax benefits by approximately $1.0 million. In addition, as of November 30, 2008 and August 31, 2008, the Company has accrued $3.6 million and $3.2 million, respectively, for the payment of interest and penalties related to its unrecognized tax benefits.

Note 12. Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) during the three months ended November 30, 2008 was significantly impacted by the strengthening of the US dollar versus other global currencies, most notably the Euro and British Pound. The following table sets forth the reconciliation of net income to comprehensive income (loss) (in thousands):

	Three Months Ended November 30,
	2008	2007
Net income	$11,598	$27,427
Foreign currency translation adjustment	(64,940)	7,606
Changes in net unrealized gains/(losses), net of tax	(1,799)	(714)

Comprehensive (loss) income	$(55,141)	$34,319

Note 13. Segment Information

The Company is a manufacturer of a broad range of industrial products and systems and is organized into four reportable segments: Industrial, Electrical, Actuation Systems and Engineered Products. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure, oil & gas, power generation and production automation markets. In addition, this segment provides manpower services, product rental and umbilical, rope and cable solutions to the global energy market. The former Joint Integrity reportable product line within the Industrial Segment has been renamed the Energy product line to reflect the broadening of our product and service offerings following the Cortland acquisition. The Electrical segment is primarily involved in the design, manufacture and distribution of electrical tools and supplies to the retail electrical, wholesale, OEM and marine markets. The Actuation Systems segment focuses on developing and marketing highly engineered position and motion control systems for OEMs in the automotive, truck, recreational vehicle and other industrial markets. The Engineered Products segment designs and manufactures a variety of products for industrial, aerospace and power distribution markets. The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended
	November 30, 2008	November 30, 2007
Net Sales by Segment:
Industrial	$164,506	$137,089
Electrical	101,999	133,962
Actuation Systems	85,347	112,899
Engineered Products	28,128	31,193

	$379,980	$415,143

Net Sales by Reportable Product Line:
High Force Hydraulic Tools	$90,523	$87,412
Energy	73,982	49,677
North American Electrical	27,680	35,150
European Electrical	35,515	44,176
Specialty Electrical	18,336	29,604
Professional Electrical	20,469	25,032
Truck Actuation Systems	40,590	45,533
Automotive Actuation Systems	20,474	32,531
Recreational Vehicle Actuation Systems	11,685	25,355
Other	40,726	40,673

	$379,980	$415,143

Operating Profit:
Industrial	$41,544	$37,976
Electrical	3,762	4,905
Actuation Systems	(20,574)	10,059
Engineered Products	3,129	4,235
General Corporate	(3,197)	(6,415)

	$24,664	$50,760

	November 30, 2008	August 31, 2008
Assets:
Industrial	$696,427	$558,217
Electrical	425,815	448,725
Actuation Systems	377,703	394,189
Engineered Products	134,063	141,770
General Corporate	93,773	125,481

	$1,727,781	$1,668,382

In addition to the impact of changes in foreign currency exchange rates, the comparability of the segment and product line data is impacted by the acquisitions discussed in Note 2, “Acquisitions” and the asset impairment charge of $26.6 million included in the Actuation Systems segment for the three months ended November 30, 2008, as discussed in Note 5, “Goodwill and Other Intangibles.”

Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs, deferred income taxes, the fair value of derivative instruments and the retained interest in trade accounts receivable (subject to the accounts receivable program discussed in Note 4, “Accounts Receivable Securitization.”)

Note 14. Contingencies and Litigation

The Company had outstanding letters of credit of $7.2 million and $6.4 million at November 30, 2008 and August 31, 2008, respectively, which secure self-insured workers compensation liabilities.

The Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor, patent claims and other disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and such loss can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $5.1 million at November 30, 2008. The future undiscounted minimum lease payments for these leases are as follows: $0.3 million in the balance of calendar 2008; $1.1 million in calendar 2009; $1.1 million in calendar 2010; $1.2 million in calendar 2011; $1.2 million in calendar 2012 and $3.7 million thereafter.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

General corporate expenses have not been allocated to subsidiaries, and are all included under the Parent heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level (Parent column in the following tables) which are not allocated to subsidiaries including, but not limited to, certain employee benefits, insurance, financing, and tax liabilities. Income tax provisions for domestic subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the Parent level. Net sales reported for each of the headings only includes sales to third parties; sales between entities are not significant. Additionally, substantially all of the indebtedness of the Company is carried at the corporate level and is therefore included in the Parent column in the following tables. Substantially all accounts receivable of the Parent and Guarantors are sold into the accounts receivable program described in Note 4, “Accounts Receivable Securitization.” Allowances for doubtful accounts remains recorded at the Parent and Guarantors. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries of the Company or with Actuant.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Three Months Ended November 30, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$43,562	$140,926	$195,492	$—	$379,980
Cost of sales	14,835	100,029	133,224	—	248,088

Gross profit	28,727	40,897	62,268	—	131,892
Selling, administrative and engineering expenses	11,879	26,932	37,407	—	76,218
Impairment charge	—	23,774	2,779	—	26,553
Amortization of intangible assets	—	3,471	986	—	4,457

Operating profit	16,848	(13,280)	21,096	—	24,664
Financing costs, net	12,021	(2)	216	—	12,235
Intercompany expense (income), net	(5,817)	2,294	3,523	—	—
Other expense (income), net	186	(502)	(218)	—	(534)

Earnings (loss) before income tax expense and minority interest	10,458	(15,070)	17,575	—	12,963
Income tax expense (benefit)	3,033	(6,510)	4,847	—	1,370
Minority interest, net of income taxes	—	—	(5)	—	(5)

Net earnings (loss) before equity in earnings of subsidiaries	7,425	(8,560)	12,733	—	11,598
Equity in earnings of subsidiaries	4,173	6,672	(2,946)	(7,899)	—

Net earnings	$11,598	$(1,888)	$9,787	$(7,899)	$11,598

	Three Months Ended November 30, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$40,910	$150,983	$223,250	$—	$415,143
Cost of sales	15,890	109,805	148,614	—	274,309

Gross profit	25,020	41,178	74,636	—	140,834
Selling, administrative and engineering expenses	16,716	27,159	37,421	—	81,296
Restructuring charges - European Electrical	—	—	5,521	—	5,521
Amortization of intangible assets	—	2,272	985	—	3,257

Operating profit	8,304	11,747	30,709	—	50,760
Financing costs, net	8,573	(3)	730	—	9,300
Intercompany expense (income), net	(5,619)	4,981	638	—	—
Other expense (income), net	403	1	(1,514)	—	(1,110)

Earnings before income tax expense and minority interest	4,947	6,768	30,855	—	42,570
Income tax expense	1,761	2,408	10,980	—	15,149
Minority interest, net of income taxes	—	—	(6)	—	(6)

Net earnings before equity in earnings of subsidiaries	3,186	4,360	19,881	—	27,427
Equity in earnings of subsidiaries	24,241	14,938	(168)	(39,011)	—

Net earnings	$27,427	$19,298	$19,713	$(39,011)	$27,427

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	November 30, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$927	$—	$29,291	$—	$30,218
Accounts receivable	1,462	12,923	197,191	—	211,576
Inventories	26,517	100,492	96,441	—	223,450
Deferred income taxes	12,899	37	(1,207)	—	11,729
Prepaid expenses	4,902	2,649	8,350	—	15,901

Total Current Assets	46,707	116,101	330,066	—	492,874
Property, Plant & Equipment, net	9,769	57,493	73,938	—	141,200
Goodwill	68,968	410,242	219,236	—	698,446
Other Intangibles, net	—	279,902	101,847	—	381,749
Investment in Subsidiaries	1,524,560	262,901	153,836	(1,941,297)	—
Other Long-term Assets	12,665	218	629	—	13,512

Total Assets	$1,662,669	$1,126,857	$879,552	$(1,941,297)	$1,727,781

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$—	$—	$—
Trade accounts payable	19,424	43,800	82,202	—	145,426
Accrued compensation and benefits	7,073	5,677	20,439	—	33,189
Income taxes payable (receivable)	1,147	(6,345)	29,334	—	24,136
Current maturities of long-term debt	4,313	3	20	—	4,336
Other current liabilities	20,991	17,466	28,372	—	66,829

Total Current Liabilities	52,948	60,601	160,367	—	273,916
Long-term Debt, less Current Maturities	696,049	—	—	—	696,049
Deferred Income Taxes	106,601	(413)	18,964	—	125,152
Pension and Post-retirement Benefit Liabilities	9,163	381	16,358	—	25,902
Other Long-term Liabilities	18,086	2,412	5,564	—	26,062
Intercompany Payable (Receivable)	199,122	(193,313)	(5,809)	—	—
Shareholders’ Equity	580,700	1,257,189	684,108	(1,941,297)	580,700

Total Liabilities and Shareholders’ Equity	$1,662,669	$1,126,857	$879,552	$(1,941,297)	$1,727,781

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$43,132	$213	$79,204	$—	$122,549
Accounts receivable	325	9,039	217,200	—	226,564
Inventories	26,273	87,835	101,283	—	215,391
Deferred income taxes	12,835	36	(1,001)	—	11,870
Prepaid expenses	4,651	2,541	8,900	—	16,092

Total Current Assets	87,216	99,664	405,586	—	592,466
Property, Plant & Equipment, net	9,463	46,209	78,878	—	134,550
Goodwill	65,062	390,306	184,494	—	639,862
Other Intangibles, net	—	228,099	64,260	—	292,359
Investment in Subsidiaries	1,345,395	250,953	42,212	(1,638,560)	—
Other Long-term Assets	8,185	220	740	—	9,145

Total Assets	$1,515,321	$1,015,451	$776,170	$(1,638,560)	$1,668,382

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$4	$335	$—	$339
Trade accounts payable	23,394	45,408	98,061	—	166,863
Accrued compensation and benefits	19,431	10,664	28,928	—	59,023
Income taxes payable (receivable)	(6,702)	278	31,291	—	24,867
Other current liabilities	16,461	17,829	25,743	—	60,033

Total Current Liabilities	52,584	74,183	184,358	—	311,125
Long-term Debt, less Current Maturities	573,815	1	2	—	573,818
Deferred Income Taxes	80,744	(286)	19,176	—	99,634
Pension and Post-retirement Benefit Liabilities	9,628	—	18,013	—	27,641
Other Long-term Liabilities	19,012	1,218	6,428	—	26,658
Intercompany Payable (Receivable)	150,032	(229,662)	79,630	—	—
Shareholders’ Equity	629,506	1,169,997	468,563	(1,638,560)	629,506

Total Liabilities and Shareholders’ Equity	$1,515,321	$1,015,451	$776,170	$(1,638,560)	$1,668,382

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended November 30, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(7,570)	$7,716	$18,849	$(6,477)	$12,518

Investing Activities
Proceeds from sale of property, plant & equipment	—	17	77	—	94
Capital expenditures	(159)	(1,445)	(6,030)	—	(7,634)
Changes in intercompany receivables (payable)	56,925	(663)	(56,262)	—	—
Business acquisitions, net of cash acquired	(234,600)	639	2,193	—	(231,768)

Cash used in investing activities	(177,834)	(1,452)	(60,022)	—	(239,308)

Financing Activities
Net borrowings (repayments) on revolver and other debt	188,304	—	(309)	—	187,995
Proceeds from term loan	115,000	—	—	—	115,000
Principal repayments on term loans	(155,000)	—	—	—	(155,000)
Debt issuance and amendment costs	(5,333)	—	—	—	(5,333)
Intercompany dividends paid	(2,251)	(6,477)	—	6,477	(2,251)
All other	2,479	—	—	—	2,479

Cash provided by (used in) financing activities	143,199	(6,477)	(309)	6,477	142,890

Effect of exchange rate changes on cash	—	—	(8,431)	—	(8,431)

Net decrease in cash and cash equivalents	(42,205)	(213)	(49,913)	—	(92,331)
Cash and cash equivalents - beginning of period	43,132	213	79,204	—	122,549

Cash and cash equivalents - end of period	$927	$—	$29,291	$—	$30,218

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended November 30, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$14,481	$1,633	$19,087	$(6,477)	$28,724

Investing Activities
Proceeds from sale of property, plant & equipment	704	5,473	2,144	—	8,321
Capital expenditures	(601)	(1,950)	(6,485)	—	(9,036)
Changes in intercompany receivables (payable)	17,915	1,628	(19,543)	—	—
Business acquisitions, net of cash acquired	(47,464)	27	—	—	(47,437)

Cash provided by (used in) investing activities	(29,446)	5,178	(23,884)	—	(48,152)

Financing Activities
Net borrowings on revolver and other debt	—	—	134	—	134
Principal repayments on term loans	—	—	(994)	—	(994)
Intercompany dividends paid	(2,221)	(6,477)	—	6,477	(2,221)
All other	2,013	—	—	—	2,013

Cash used in financing activities	(208)	(6,477)	(860)	6,477	(1,068)

Effect of exchange rate changes on cash	—	—	2,557	—	2,557

Net increase (decrease) in cash and cash equivalents	(15,173)	334	(3,100)	—	(17,939)
Cash and cash equivalents - beginning of period	25,601	—	61,079	—	86,680

Cash and cash equivalents - end of period	$10,428	$334	$57,979	$—	$68,741

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified global manufacturer of a broad range of industrial products and systems, organized into four reportable segments, Industrial, Electrical, Actuation Systems and Engineered Products. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure, oil & gas, power generation and production automation markets. In addition, this segment provides manpower services, product rental and umbilical, rope and cable solutions to the global energy market. The Electrical segment is primarily involved in the design, manufacture and distribution of electrical tools and supplies to the retail electrical, wholesale, original equipment manufacturer (“OEM”) and marine markets. The Actuation Systems segment focuses on developing and marketing highly engineered position and motion control systems for OEM’s in the automotive, truck, recreational vehicle and other industrial markets. The Engineered Products segment designs and manufactures a variety of products for industrial, aerospace and power distribution markets.

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

Results of Operations for the Three Months Ended November 30, 2008 and 2007

The comparability of the operating results for the three months ended November 30, 2008 to the prior year has been impacted by acquisitions. Listed below are the acquisitions completed since September 1, 2007.

Business	Segment	Product Line	Acquisition Date
Templeton, Kenly & Co., Inc.	Industrial	High Force Hydraulic Tools	September 13, 2007
Superior Plant Services, LLC	Industrial	Energy	March 3, 2008
The Cortland Companies			September 26, 2008
Cortland Cable Company	Industrial	Energy
Sanlo, Inc.	Actuation Systems	Other

The operating results of acquired businesses are included in the Company’s consolidated results only since their respective acquisition dates. Currency translation rates can also influence our results since approximately half of our sales are denominated in currencies other than the US dollar. The strengthening of the US dollar during the three months ended November 30, 2008 has negatively impacted comparisons of fiscal 2009 results to the prior year due to the translation of non-US dollar denominated subsidiary results. In addition, our financial results have been, and will continue to be, impacted by the economic conditions that exist in the end markets we serve.

Consolidated net sales decreased by $35 million, or 8%, from $415 million for the three months ended November 30, 2007 to $380 million for the three months ended November 30, 2008. Excluding the $23 million impact of sales from acquired businesses and the $15 million unfavorable impact of foreign currency exchange rate changes on translated results, fiscal 2009 first quarter consolidated core sales decreased 11% as compared to the fiscal 2008 first quarter.

Operating profit for the three months ended November 30, 2008 was $25 million, compared with $51 million for the three months ended November 30, 2007. Operating profit for the three months ended November 30, 2008 included a non-cash impairment charge of $27 million related to the goodwill, indefinite lived intangibles and long-lived assets of the RV reporting unit (see Note 5 “Goodwill and Other Intangible Assets”). The comparability between periods is also impacted by acquisitions, foreign currency exchange rate changes and the European Electrical restructuring provisions of $6 million recorded during the three months ended November 30, 2007. The changes in operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales (in millions)

	Three Months Ended
	November 30, 2008	November 30, 2007
Industrial	$165	$137
Electrical	102	134
Actuation Systems	85	113
Engineered Products	28	31

	$380	$415

Industrial Segment

Industrial segment net sales increased by $28 million, or 20%, from $137 million for the three months ended November 30, 2007 to $165 million for the three months ended November 30, 2008. Excluding sales from the three acquisitions completed since the beginning of fiscal 2007 and the $8 million unfavorable impact of foreign currency rate changes on translated results, core sales grew 12%. The core sales increase reflects a continuation of strong global demand in the oil, gas and power generation markets as well as the industrial maintenance, repair and operations (MRO) markets, benefiting both the energy and high force hydraulic tools product lines.

Electrical Segment

Electrical net sales decreased by $32 million, or 24%, from $134 million for the three months ended November 30, 2007 to $102 million for the three months ended November 30, 2008. Excluding the $3 million unfavorable impact of foreign currency rate changes on translated results, core sales declined 22%. This decline is the result of lower demand in the retail DIY and residential construction markets and a substantial decline in products sold into the marine market, both reflecting weak consumer confidence. Additionally, year-over-year comparisons were negatively affected by our strategic decision to exit low margin products in the European Electrical product line.

Actuation Systems Segment

Actuation Systems net sales decreased by $28 million, or 24%, from $113 million for the three months ended November 30, 2007 to $85 million for the three months ended November 30, 2008. Excluding sales from the Sanlo acquisition and the $4 million unfavorable impact of foreign currency rate changes on translated results, core sales declined 24% as a result of sharp declines in demand in vehicle markets, negatively impacting sales levels in the Company’s RV, truck and automotive product lines.

Engineered Products Segment

Engineered Products net sales decreased by $3 million, or 10%, from $31 million for the three months ended November 30, 2007 to $28 million for the three months ended November 30, 2008. Excluding the $0.3 million unfavorable impact of foreign currency rate changes on translated results, core sales decreased 9%, primarily reflecting a decline in sales of electronic controls and instrumentation systems to the marine, agricultural, off-highway, specialty vehicle and automotive markets. These end markets have experienced declines in OEM production levels.

Operating Profit (in millions)

	Three Months Ended
	November 30, 2008	November 30, 2007
Industrial	$42	$38
Electrical	4	5
Actuation Systems	(21)	10
Engineered Products	3	4
General Corporate	(3)	(6)

	$25	$51

Industrial Segment

Industrial operating profit increased by $4 million, or 9%, from $38 million for the three months ended November 30, 2007 to $42 million for the three months ended November 30, 2008. Excluding the unfavorable impact of foreign currency rate changes on translated results, operating profit grew 16% as a result of increased sales volumes from both existing and acquired businesses, higher production levels (resulting in increased absorption of fixed costs), price increases and operating efficiencies, all of which were partially offset by unfavorable product mix due to acquisitions and higher intangible asset amortization.

Electrical Segment

Electrical operating profit decreased by $1 million, or 23%, from $5 million for the three months ended November 30, 2007 to $4 million for the three months ended November 30, 2008. Excluding the European Electrical restructuring charges of $6 million in the three months ended November 30, 2007 and the unfavorable impact of foreign currency rate charges on translated results, operating profit declined 63% as a result of lower sales, unfavorable sales mix and costs associated with facility consolidations and headcount reductions.

Actuation Systems Segment

Actuation Systems operating profit comparison is impacted by the aforementioned $27 million impairment charge related to the RV reporting unit. Excluding this charge and the unfavorable impact of foreign currency rate changes on translated results, operating profit declined 38% to $6 million due to lower sales and costs associated with headcount reductions.

Engineered Products Segment

Engineered Products operating profit declined $1 million, or 26%, from $4 million for the three months ended November 30, 2007 to $3 million for the three months ended November 30, 2008, reflecting lower sales.

General Corporate

General corporate expenses decreased by approximately 50%, to $3 million for the three months ended November 30, 2008, compared to $6 million for the three months ended November 30, 2007. This reduction resulted from lower incentive compensation expense and the benefit of other Corporate cost reduction efforts.

Financing Costs, net

All debt is considered to be for general corporate purposes, and financing costs, therefore, have not been allocated to the reportable segments. The $3 million year-over-year increase in financing costs reflects higher debt levels resulting from acquisitions, higher borrowing spreads during the three months ended November 30, 2008, resulting from the senior credit agreement amendment, as well as interest rate swap agreement costs (see Note 7, “Debt”).

Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, permanent items, state tax rates and our ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for the three months ended November 30, 2008 was 10.6%. The decrease in the effective tax rate in the most recent period, relative to the prior year, reflects the tax benefit on the impairment charge (Note 5, “Goodwill and Other Intangible Assets”) being recognized at a 38.0% rate, consistent with the underlying combined U.S. federal and state tax rate. This rate is much higher than the Company’s consolidated global effective tax rate. Excluding the impairment charge, the effective income tax rate for the three months ended November 30, 2008 would have been 29.0%. The effective income tax rate of 35.6% for the three months ended November 30, 2007 was relatively higher, primarily the result of restructuring charges for which no tax benefits were recorded.

Restructuring

The Company initiated plans to restructure its European Electrical product line (within the Electrical segment) during fiscal 2006. These plans were designed to reduce operating costs and improve profitability. The Company completed the restructuring activities in the second quarter of fiscal 2008, at a cumulative pre-tax cost of $20.8 million. See Note 3, “Restructuring” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Impairment Charge

Significant adverse developments in the RV market including reduced wholesale motorhome shipments by OEM’s, declining consumer confidence and the lack of financing available to RV dealers and retail customers have negatively impacted the financial results of the RV product line. As a result, during the three months ended November 30, 2008, we recognized a $26.6 million non-cash impairment charge related to the goodwill and long-lived assets included in the RV product line. See Note 5, “Goodwill and Other Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

The following table summarizes the cash flows from operating, investing and financing activities for the three month period ended November 30 (in millions):

	2008	2007
Net cash provided by operating activities	$13	$29
Net cash used in investing activities	(239)	(48)
Net cash provided by (used in) financing activities	143	(1)
Effect of exchange rates on cash	(9)	2

Net decrease in cash and cash equivalents	$(92)	$(18)

First quarter fiscal 2009 cash provided by operations was $13 million, driven by net earnings of $12 million, which included non-cash expenses (principally the RV impairment charge and related tax benefit and depreciation and amortization expense) of $31 million. These net earnings were offset by additional working capital requirements of $30 million, primarily related to the payment of fiscal 2008 accrued incentive compensation and the timing of cash disbursements. During the first quarter of fiscal 2009, the Company invested $8 million in capital expenditures and $231 million in the acquisition of The Cortland Companies. Total cash provided from financing activities for the first quarter of fiscal 2009 was $143 million, resulting from increased borrowings to fund the Cortland acquisition.

In the three months ended November 30, 2007 the Company generated $29 million of cash from operating activities. This reflected $27 million of net earnings including $19 million of non-cash expenses, offset by the payment of fiscal 2007 incentive compensation and an increase in accounts receivable due to increased sales levels. These cash flows from operating activities and existing cash funded the $47 million purchase price for the September 2007 acquisition of TK Simplex. Additionally, we deployed $9 million on capital expenditures for ERP system upgrades and the construction of a new facility in China. Some of these additions were funded with approximately $8 million of proceeds received from sale and lease back transactions.

The Company amended and extended its existing Senior Credit Facility on November 10, 2008. The amended Credit Facility provides for $110 million of additional borrowing capacity, to a total of $515 million, and includes a $400 million revolver and a $115 million term loan. See Note 3, “Debt” in the Notes to the Condensed Consolidated Financial Statements for further discussion of the refinancing. We believe that the availability under the amended Senior Credit Facility, combined with our existing cash on hand and funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.

Primary Working Capital Management

The Company uses primary working capital as a percentage of sales (PWC%) as a key indicator of working capital management. We define this metric as the sum of net accounts receivable, outstanding balances on the accounts receivable securitization facility, and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric (in millions):

	November 30, 2008	PWC %	November 30, 2007	PWC %
Accounts receivable, net	$211.5		$224.4
Accounts receivable securitization	53.4		61.4

Total accounts receivable	264.9	17.2%	285.8	16.6%
Inventory, net	223.5	14.5%	218.5	12.7%
Accounts payable	(145.4)	(9.5)%	(159.5)	(9.2)%

Net primary working capital	$343.0	22.2%	$344.8	20.0%

Our working capital management performance in the first quarter of fiscal 2009 was not strong as our PWC% increased to 22.2% of sales from 20.0% in the comparable prior year period. While our receivables declined in total as a result of lower sales during the quarter, the businesses that did generate year-over-year core sales growth have relatively longer sales to collection cycles than most of our other units. Our inventory levels in base business units (excluding business acquisitions) increased as a result of our customers reducing orders faster than we were able to adjust our own supply chain. We expect to see improvement in working capital management in future quarters.

Commitments and Contingencies

The Company leases certain facilities, computers, equipment and vehicles under various operating lease agreements, generally over periods from one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. See the “Contractual Obligations” table below for further information.

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $5.1 million at November 30, 2008. The future undiscounted minimum lease payments for these leases are as follows: $0.3 million in the balance of calendar 2008; $1.1 million in calendar 2009; $1.1 million in calendar 2010; $1.2 million in calendar 2011; $1.2 million in calendar 2012 and $3.7 million thereafter.

The Company had outstanding letters of credit of $7.2 million and 6.4 million at November 30, 2008 and August 31, 2008, respectively, which secure self-insured workers compensation liabilities.

Off-Balance Sheet Arrangements

As more fully discussed in Note 4, “Accounts Receivable Securitization,” in the Notes to Condensed Consolidated Financial Statements, the Company is party to an accounts receivable securitization program. Trade receivables sold and being serviced by the Company were $53.4 million and $52.9 million at November 30, 2008 and August 31, 2008, respectively. If the Company had discontinued this securitization program at November 30, 2008 it would have been required to borrow approximately $53.4 million to finance the working capital increase. The securitization agreement, which matures in September 2009, was amended in December 2008 to decrease available capacity from $65.0 million to $60.0 million.

Contractual Obligations

The timing of payments due under contractual commitments, as of November 30, 2008, for the remainder of fiscal 2009 and thereafter are summarized as follows (in millions):

	Payments Due
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$2.9	$5.8	$204.6	$237.9	$—	$249.2	$700.4
Interest on long-term debt	24.5	32.5	29.3	18.7	17.2	65.2	187.4
Operating leases	18.2	20.1	15.1	11.5	8.9	40.7	114.5

	$45.6	$58.4	$249.0	$268.1	$26.1	$355.1	$1,002.3

The contractual obligation schedule for long-term debt assumes we will require conversion of the 2% Convertible Notes in 2011. Interest for floating rate debt instruments, as calculated above, assumes November 30, 2008 interest rates remain constant.

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

The Company also has unrecognized tax benefits of $30.4 million at November 30, 2008. The liability for unrecognized tax benefits is not included in the table of contractual obligations above because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated at this time.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and, to a lesser extent, commodity prices. To reduce such risks, the Company selectively uses financial instruments and other proactive management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading or speculative purposes. A discussion of the Company’s accounting policies for derivative financial instruments is included within Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s fiscal 2008 Annual Report on Form 10-K.

Currency Risk —The Company has exposure to foreign currency exchange fluctuations. Approximately 50% and 51% of its revenues for the three months ended November 30, 2008 and the year ended August 31, 2008, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 58% were denominated in euros, with the majority of the remainder denominated in British pounds, various Asian and other currencies.

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

Interest Rate Risk —The Company has earnings exposure related to interest rate changes on its outstanding floating rate debt instruments that are based on LIBOR interest rates. An increase or decrease of 25 basis points in the applicable interest rates on variable rate debt at November 30, 2008 would result in a change in pre-tax interest expense of approximately $0.9 million on an annual basis.

Commodity Risk —We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin, and copper, are subject to price fluctuations, which could have a negative impact on the Company’s results. The Company strives to pass along such commodity price increases to customers to avoid profit margin erosion. In addition, continuous improvement initiatives further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. The Company did not have any significant derivative contracts in place at November 30, 2008 or August 31, 2008 to hedge exposure to commodity risk.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are inapplicable and have been omitted.

Item 6—Exhibits

(a) Exhibits

See “Index to Exhibits” on page 28, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: January 8, 2009	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED November 30, 2008

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
10.0	Second Amended and Restated Credit Agreement dated November 10, 2008 among Actuant Corporation, the Lenders party thereto and JP Morgan Chase Bank, N.A. as the agent		X
10.1	Actuant Corporation Change in Control Agreement for Robert C. Arzbaecher dated December 15, 2008		X
10.2	Actuant Corporation Change in Control Agreement for William L. Axline dated December 12, 2008		X
10.3	Actuant Corporation Change in Control Agreement for William S. Blackmore dated December 23, 2008		X
10.4	Actuant Corporation Change in Control Agreement for Gustav H.P. Boel dated December 15, 2008		X
10.5	Actuant Corporation Change in Control Agreement for Mark E. Goldstein dated December 29, 2008		X
10.6	Actuant Corporation Change in Control Agreement for Brian K. Kobylinski dated December 26, 2008		X
10.7	Actuant Corporation Change in Control Agreement for Andrew G. Lampereur dated December 14, 2008		X
10.8	Actuant Corporation Change in Control Agreement for Theodore C. Wozniak dated December 29, 2008		X
10.9	First Amendment to the Actuant Corporation 2001 Stock Plan dated December 25, 2008		X
10.10	First Amendment to the Amended and Restated Actuant Corporation 2001 Outside Directors’ Stock Plan dated December 25, 2008		X
10.11	Fourth Amendment to the Actuant Corporation 2002 Stock Plan dated November 7, 2008		X
10.12	Actuant Corporation Deferred Compensation Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Form S-8 filed on September 3, 2004	X
10.13	Second Amendment of Actuant Corporation Deferred Compensation Plan dated December 25, 2008		X
10.14	First Amendment of Actuant Corporation Outside Directors’ Deferred Compensation Plan dated December 25, 2008		X
10.15	Amendment No. 19, dated December 11, 2008, to the Receivables Purchase Agreement dated May 31, 2001, among Actuant Receivables Corporation, as Seller, Actuant Corporation, as Initial Servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as Agent		X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X