Form 10-Q
period 2009-02-28
ACTUANT CORP
filed 2009-04-09
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2009 was 56,752,165.

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

The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	the duration or severity of the current worldwide economic downturn or the timing or strength of a subsequent recovery;

•	the realization of anticipated cost savings from restructuring activities and cost reduction efforts;

•	market conditions in the industrial, production automation , oil & gas, energy, power generation, marine, infrastructure, vehicle and retail Do-It Yourself (“DIY”) industries;

•	increased competition in the markets we serve and market acceptance of existing and new products;

•	successful integration of acquisitions and related restructurings;

•	operating margin risk due to competitive product pricing, operating efficiencies and material and conversion cost increases;

•	foreign currency, interest rate and commodity risk;

•	supply chain and industry trends, including changes in purchasing and other business practices by customers;

•	regulatory and legal developments;

•	our substantial indebtedness, ability to comply with the financial and other covenants in our debt agreements and current credit market conditions;

•	the levels of future sales, profit and cash flows that we achieve.

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

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net sales	$299,674	$399,629	$679,654	$814,772
Cost of products sold	204,594	265,789	452,682	540,099

Gross profit	95,080	133,840	226,972	274,673
Selling, administrative and engineering expenses	74,729	82,679	150,215	163,976
Restructuring charges	3,144	4,952	3,876	10,472
Impairment charge	—	—	26,553	—
Amortization of intangible assets	5,209	3,461	9,666	6,718

Operating profit	11,998	42,748	36,662	93,507
Financing costs, net	9,904	9,032	22,139	18,331
Other income, net	(35)	(670)	(569)	(1,780)

Earnings before income tax expense and minority interest	2,129	34,386	15,092	76,956
Income tax (benefit) expense	(1,105)	12,154	265	27,302
Minority interest, net of income taxes	(10)	(7)	(15)	(12)

Net earnings	$3,244	$22,239	$14,842	$49,666

Earnings per share:
Basic	$0.06	$0.40	$0.26	$0.89
Diluted	$0.06	$0.35	$0.25	$0.79
Weighted average common shares outstanding:
Basic	56,170	55,815	56,096	55,712
Diluted	64,256	64,716	64,325	64,691

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	February 28, 2009	August 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$22,329	$122,549
Accounts receivable, net	166,857	226,564
Inventories, net	205,513	215,391
Deferred income taxes	11,472	11,870
Prepaid expenses and other current assets	13,647	16,092

Total Current Assets	419,818	592,466
Property, Plant and Equipment
Land, buildings, and improvements	58,589	48,496
Machinery and equipment	245,880	254,262

Gross property, plant and equipment	304,469	302,758
Less: Accumulated depreciation	(170,231)	(168,208)

Property, Plant and Equipment, net	134,238	134,550
Goodwill	702,254	639,862
Other Intangibles, net	364,476	292,359
Other Long-term Assets	12,620	9,145

Total Assets	$1,633,406	$1,668,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$2,865	$339
Trade accounts payable	109,727	166,863
Accrued compensation and benefits	34,078	59,023
Income taxes payable	14,053	24,867
Current maturities of long-term debt	5,766	—
Other current liabilities	51,792	60,033

Total Current Liabilities	218,281	311,125
Long-term Debt, less Current Maturities	671,993	573,818
Deferred Income Taxes	119,029	99,634
Pension and Postretirement Benefit Liabilities	25,778	27,641
Other Long-term Liabilities	27,685	26,658
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 84,000,000 shares, issued and outstanding 56,696,537 and 56,002,228 shares, respectively	11,339	11,200
Additional paid-in capital	(316,401)	(324,898)
Retained earnings	950,884	936,055
Accumulated other comprehensive (loss) income	(75,182)	7,149
Stock held in trust	(2,291)	(2,081)
Deferred compensation liability	2,291	2,081

Total Shareholders’ Equity	570,640	629,506

Total Liabilities and Shareholders’ Equity	$1,633,406	$1,668,382

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	February 28, 2009	February 29, 2008
Operating Activities
Net earnings	$14,842	$49,666
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	25,744	21,492
Stock-based compensation expense	3,448	3,140
Deferred income tax (benefit) provision	(10,360)	6,679
Impairment charge	26,553	—
Other	1,054	(215)
Changes in components of working capital and other:
Accounts receivable	58,801	(25,055)
Accounts receivable securitization	(10,569)	331
Inventories	10,296	(6,180)
Prepaid expenses and other assets	2,115	1,975
Trade accounts payable	(56,585)	4,762
Income taxes payable	(7,603)	1,656
Accrued compensation and benefits	(20,007)	(1,843)
Other accrued liabilities	(4,110)	4,436

Net cash provided by operating activities	33,619	60,844

Investing Activities
Proceeds from sale of property, plant and equipment	290	11,579
Capital expenditures	(12,507)	(19,234)
Cash paid for business acquisitions, net of cash acquired	(235,872)	(51,066)

Net cash used in investing activities	(248,089)	(58,721)

Financing Activities
Net borrowings on revolver and other debt	168,209	2,140
Principal repayments on term loans	(155,000)	(1,001)
Proceeds from issuance of term loans	115,000	—
Debt issuance costs	(5,333)	—
Cash dividend	(2,251)	(2,221)
Stock option exercises, related tax benefits and other	2,876	3,338

Net cash provided by financing activities	123,501	2,256

Effect of exchange rate changes on cash	(9,251)	3,853

Net increase (decrease) in cash and cash equivalents	(100,220)	8,232
Cash and cash equivalents – beginning of period	122,549	86,680

Cash and cash equivalents – end of period	$22,329	$94,912

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2008 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2008 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. In addition, certain reclassifications have been made to prior period financial statements to conform to the February 28, 2009 presentation. Operating results for the three and six months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2009.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The Company adopted SFAS No. 157 on September 1, 2008; see Note 9, “Fair Value Measurement” for disclosures required under SFAS No. 157. The Company has not adopted SFAS No. 157 for non-financial assets and liabilities as permitted by FASB Staff Position FAS 157-2, which provides a deferral of such provisions until the Company’s 2010 fiscal year.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The adoption of SFAS No. 161 on December 1, 2008 did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

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

Note 2. Acquisitions

The Company completed two business acquisitions during the first half of fiscal 2009 and two during the fiscal year ended August 31, 2008, which resulted in the recognition of goodwill in the Company’s Condensed Consolidated Financial Statements. The Company is continuing to evaluate the initial purchase price allocations for acquisitions completed within the past 12 months, and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

On September 26, 2008, the Company completed the acquisition of the stock of The Cortland Companies (“Cortland”) for approximately $231.2 million in cash, net of cash acquired. Headquartered in Cortland, New York, Cortland is a global designer, manufacturer and distributor of custom-engineered electro-mechanical cables and umbilicals, high performance synthetic ropes and value-added steel cable assemblies. The majority of the Cortland businesses are included within the Energy segment, while the steel cable assembly business (Sanlo) is included in the Other product line within the Engineered Solutions segment. The preliminary purchase price allocation resulted in $127.7 million assigned to goodwill (a portion of which is deductible for tax purposes), $17.8 million to tradenames, $1.3 million to non-compete agreements, $4.3 million to patents and $81.4 million to customer relationships. The amounts assigned to non-compete agreements, patents and customer relationships are being amortized over 3, 8 and 15 years, respectively.

On March 3, 2008, the Company acquired Superior Plant Services, LLC, (“SPS”) for approximately $57.7 million of cash. Headquartered in Terrytown, Louisiana, SPS is a specialized maintenance services company serving the North American oil & gas and nuclear power industries. Its services include field machining, flange weld testing, line isolation, bolting, heat treating and metal disintegration. SPS is included in the Energy segment. The purchase price allocation resulted in $22.9 million assigned to goodwill (which is deductible for tax purposes), $0.2 million to trademarks, $1.5 million to non-compete agreements and $25.3 million to customer relationships. The amounts assigned to trademarks, non-compete agreements and customer relationships are being amortized over 1, 5 and 15 years, respectively.

On September 13, 2007, the Company acquired Templeton, Kenly & Co, Inc. (“TK”) for approximately $47.3 million of cash. Headquartered in Broadview, Illinois, TK manufactures hydraulic pumps and tools, mechanical jacks, wrenches and actuators. TK is included in the Industrial segment. The purchase price allocation resulted in $14.4 million assigned to goodwill (which is deductible for tax purposes), $1.7 million to tradenames, $0.3 million to non-compete agreements, $0.3 to patents and $19.2 million to customer relationships. The amounts assigned to non-compete agreements, patents and customer relationships are being amortized over 3, 5 and 15 years, respectively.

The following unaudited pro forma results of operations of the Company for the three and six months ended February 28, 2009 and 2008, respectively, give effect to these three acquisitions as though the transactions and related financing activities had occurred on September 1, 2007 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net sales
As reported	$299,674	$399,629	$679,654	$814,772
Pro forma	299,674	427,808	683,753	864,989
Net earnings
As reported	$3,244	$22,239	$14,842	$49,666
Pro forma	3,495	21,930	14,678	47,391
Basic earnings per share
As reported	$0.06	$0.40	$0.26	$0.89
Pro forma	0.06	0.39	0.26	0.85
Diluted earnings per share
As reported	$0.06	$0.35	$0.25	$0.79
Pro forma	0.06	0.35	0.25	0.75

Note 3. Restructuring

In fiscal 2009, the Company committed to various restructuring initiatives including workforce reductions, plant consolidations to decrease excess manufacturing capacity, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. The total restructuring charges for these activities were $3.1 million and $3.9 million, for the three and six months ended February 28, 2009, respectively. These restructuring charges, which impact all reportable segments, include $3.5 million of severance, which will be paid during the next twelve months and $0.4 million of facility consolidation and other restructuring costs. A rollforward of this restructuring reserve (included in Other Current Liabilities in the Condensed Consolidated Balance Sheet) is as follows (in thousands):

Accrued restructuring costs as of August 31, 2008	$—
Severance provisions	3,507
Cash payments	(969)
Impact of changes in foreign currency rates	(24)

Accrued restructuring costs as of February 28, 2009	$2,514

During the second quarter of fiscal 2008, the Company completed a specific restructuring plan in its European Electrical business (Electrical segment) at a cumulative pre-tax cost of $20.8 million. The balance of the related restructuring reserve was $3.6 million and $5.1 million at February 28, 2009 and August 31, 2008, respectively. The decrease in the restructuring reserve is due to cash payments of $0.9 million and the impact of changes in foreign currency rates. The remaining accrued restructuring costs primarily relate to a reserve for future minimum lease payments for vacated facilities, which will be paid over the term of the lease.

Note 4. Accounts Receivable Securitization

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. Book value of accounts receivable in the accompanying Condensed Consolidated Balance Sheet includes the gross accounts receivable retained interest less a reserve for doubtful accounts, which is calculated based on a review of the specific receivable issues and supplemented by a general reserve based on past collection history. The retained interest recorded at February 28, 2009 and August 31, 2008 was $37.8 million and $47.7 million, respectively, and is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets. The securitization program, which has a final maturity date in September 2009, was amended in December 2008, to decrease available capacity from $65.0 million to $60.0 million. Trade accounts receivables sold and being serviced by the Company totaled $42.4 million and $52.9 million at February 28, 2009 and August 31, 2008, respectively.

Sales of trade receivables from the special purpose subsidiary totaled $91.2 and $202.4 million for the three and six months ended February 28, 2009, respectively, and $111.2 million and $225.2 million for the three and six months ended February 29, 2008, respectively. Cash collections of trade accounts receivable balances in the total receivable pool (including both sold and retained portions) totaled $160.6 million and $347.7 million for the three and six months ended February 28, 2009, respectively, and $201.3 million and $397.5 million for the three and six months ended February 29, 2008, respectively.

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

	Balance Outstanding		Balance Outstanding 60 Days or More Past Due		Net Credit Losses Three Months Ended
	February 28, 2009	August 31, 2008	February 28, 2009	August 31, 2008	February 28, 2009	February 29, 2008
Trade accounts receivable subject to securitization program	$80,161	$100,603	$6,465	$8,251	$162	$551
Trade accounts receivable balances sold	42,374	52,943

Retained interest	$37,787	$47,660

Accounts receivable financing costs of $0.3 million and $0.8 million for the three and six months ended February 28, 2009, respectively, and $0.8 million and $1.7 million for the three and six months ended February 29, 2008, respectively, are included in Financing Costs in the accompanying Condensed Consolidated Statements of Earnings.

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

Significant adverse developments in the recreational vehicle (RV) market in the first quarter of fiscal 2009 had a dramatic effect on the operations of the RV reporting unit (included in the Engineered Solutions segment). The financial results for the RV reporting unit were negatively impacted by lower wholesale motorhome shipments by OEM’s, decreased consumer confidence and the lack of financing as a result of the continued global credit crisis. These factors caused the Company to significantly reduce projected sales, operating profits and cash flows of the RV reporting unit, and resulted in a $26.6 million non-cash asset impairment charge during the three months ended November 30, 2008. The asset impairment charge included a goodwill impairment charge of $22.2 million and, as a result, there is no remaining goodwill in the RV reporting unit. In addition, a $0.8 million impairment was recognized related to indefinite lived intangibles (tradenames) of the RV reporting unit. Due to the existing impairment indicators, management assessed the recoverability of the RV reporting unit’s fixed assets and amortizable intangible assets (customer relationships, patents and trademarks). An impairment charge of $3.6 million was recognized for the difference between the fair value and carrying value of such assets during the three months ended November 30, 2008.

A considerable amount of management judgment and assumptions are required in performing the impairment tests and in measuring the fair value of goodwill, indefinite lived intangibles and long-lived assets. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values or the amount of the recognized impairment losses.

The changes in the carrying value of goodwill for the six months ended February 28, 2009 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2008	$65,337	$133,157	$214,406	$226,962	$639,862
Business acquired	—	110,894	—	17,049	127,943
Purchase accounting adjustments	—	385	—	750	1,135
Impairment charge	—	—	—	(22,205)	(22,205)
Impact of changes in foreign currency rates	(2,543)	(32,739)	(5,213)	(3,986)	(44,481)

Balance as of February 28, 2009	$62,794	$211,697	$209,193	$218,570	$702,254

The gross carrying value and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization are as follows (in thousands):

	February 28, 2009			August 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$231,750	$29,641	$202,109	$163,956	$24,529	$139,427
Patents	45,844	22,887	22,957	44,200	21,289	22,911
Trademarks	6,300	4,847	1,453	6,556	3,640	2,916
Non-compete agreements	4,797	2,163	2,634	3,914	1,784	2,130
Other	574	321	253	656	318	338

	$289,265	$59,859	$229,406	$219,282	$51,560	$167,722

The gross carrying value of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of February 28, 2009 and August 31, 2008 are $135.1 million and $124.7 million, respectively. These assets are comprised of acquired tradenames.

Amortization expense recorded on the intangible assets listed above was $5.2 million and $9.7 million for the three and six months ended February 28, 2009, respectively, and $3.5 million and $6.7 million for the three and six months ended February 29, 2008, respectively. The Company estimates that amortization expense will approximate $10.6 million for the remainder of the fiscal year ending August 31, 2009. Amortization expense for future years is estimated to be as follows: $21.0 million in fiscal 2010, $19.7 million in fiscal 2011, $18.5 million in 2012, $17.3 million in fiscal 2013 and $142.3 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions or changes in foreign currency exchange rates.

Note 6. Product Warranty Costs

The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty (in thousands):

	Six Months Ended
	February 28, 2009	February 29, 2008
Beginning balances	$9,309	$10,070
Warranty reserves of acquired business	278	50
Provision for warranties	4,095	5,776
Warranty payments and costs incurred	(4,360)	(4,621)
Impact of changes in foreign currency rates	(592)	482

Ending balances	$8,730	$11,757

Note 7. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 28, 2009	August 31, 2008
Senior Credit Facility:
Commercial paper borrowings	$29,555	$—
Revolver	134,018	—
Term loan	115,000	155,000
6.875% Senior notes	249,186	249,137
Fair value of cross currency interest rate swap	—	19,681

Sub-total—Senior indebtedness	527,759	423,818
Convertible subordinated debentures (“2% Convertible Notes”)	150,000	150,000

Total debt, excluding short-term borrowings	677,759	573,818
Less: current maturities of long-term debt	(5,766)	—

Total long-term debt, less current maturities	$671,993	$573,818

On November 10, 2008, the Company amended its existing Senior Credit Facility, extending the maturity to November 10, 2011 and increasing total capacity by $110 million. The amended Senior Credit Facility provides for a $400 million revolving credit facility, a $115 million term loan and an optional $300 million expansion feature. The term loan initially bears interest at LIBOR plus 2.5% (aggregating 3.0% at February 28, 2009), while borrowings under the revolver bear interest at either LIBOR plus a borrowing spread of 2.5% (aggregating 3.0% at February 28, 2009) or a base borrowing rate of prime plus 1.25% (aggregating 4.5% at February 28, 2009). The term loan will be repaid in eight quarterly installments of $1.4 million beginning March 31, 2009 through December 31, 2010, and four quarterly payments of $25.9 million beginning March 31, 2011. All amended Senior Credit Facility borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s debt to EBIDTA leverage ratio. In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver. At February 28, 2009, the non-use fee was 0.40%. The amended Senior Credit Facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, minimum fixed charge coverage ratio, maximum leverage, dividends and other restricted payments. As of February 28, 2009, the Company was in compliance with all debt covenants. Based on the Company’s forecast we project continued compliance with the financial covenants throughout fiscal 2009. The Company’s ability to comply with the covenants in the future depends on global economic and credit market conditions and other factors. In addition to reducing costs in response to changes in end market demands, there are a number of additional measures the Company could take to maintain continued compliance with debt covenants in the future.

There were $29.6 million of commercial paper borrowings outstanding at February 28, 2009. Total commercial paper outstanding cannot exceed $100.0 million under the terms of the amended Senior Credit Facility. Since the revolver provides the liquidity backstop for outstanding commercial paper, the combined outstanding balance of the revolver and any outstanding commercial paper cannot exceed $400.0 million. At February 28, 2009, the unused credit line under the revolver was approximately $236.4 million, of which approximately $175.0 million was available for borrowings.

On June 12, 2007, the Company issued $250.0 million of 6.875% Senior Notes (the “Senior Notes”) at an approximate $1.0 million discount, generating net proceeds of $249.0 million. The Senior Notes were issued at a price of 99.607% to yield 6.93%, and require no principal installments prior to their June 15, 2017 maturity. The approximate $1.0 million initial issuance discount is being amortized through interest expense over the 10 year life of the Senior Notes. Semiannual interest payments on the Senior Notes are due in December and June of each year.

In November 2003, the Company issued $150.0 million of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). The 2% Convertible Notes bear interest at a rate of 2.0% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price of the 2% Convertible Notes equals or exceeds 120% of their underlying principal amount over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable six-month interest periods. The Company has the right to force conversion of all or part of the 2% Convertible Notes, for common stock, on or after November 20, 2010. The 2% Convertible Notes are convertible into shares of the Company’s Class A common stock at a conversion rate of 50.1126 shares per $1,000 of principal amount, which equals a conversion price of approximately $19.96 per share (subject to adjustment). Holders of the 2% Convertible Notes also have the option to put the 2% Convertible Notes back to the Company for cash on November 15, 2010.

In November 2008, the Company terminated its then existing cross-currency interest rate swap agreement (the “swap agreement”). At August 31, 2008 the fair value of the swap agreement was a $19.7 million liability, which was included in long-term debt in the accompanying Consolidated Balance Sheets. As a result of the strengthening of the U.S. dollar during the three months ended November 30, 2008, the Company received $2.1 million of cash from the counterparties upon termination of the swap agreement.

Note 8. Employee Benefit Plans

The Company provides pension benefits to certain employees of acquired domestic businesses, that were entitled to those benefits prior to acquisition, or existing and former employees of foreign businesses. Most of the U.S. defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits, while most non-U.S. defined benefit plans continue to earn benefits. The following tables provide detail on the Company’s net periodic benefit costs for the three and six months ended (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
U.S. Pension Plans:
Service cost	$—	$21	$—	$41
Interest cost	612	563	1,213	1,127
Expected return on assets	(726)	(702)	(1,442)	(1,403)
Amortization of actuarial loss	20	2	39	4

Net periodic benefit credit	$(94)	$(116)	$(190)	$(231)

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Non-U.S. Pension Plans:
Service cost	$129	$122	$257	$244
Interest cost	389	355	778	710
Expected return on assets	(143)	(80)	(286)	(160)
Amortization of actuarial loss	1	1	2	2

Net periodic benefit cost	$376	$398	$751	$796

The Company anticipates contributing $0.2 million to U.S. pension plans and $1.3 million to non-U.S. pension plans in fiscal 2009.

Note 9. Fair Value Measurement

The Company adopted SFAS No. 157 on September 1, 2008, which requires expanded disclosure for financial assets and liabilities measured at fair value. The Company assesses the inputs used to measure fair value using a three-tier hierarchy. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. At February 28, 2009, the financial assets and liabilities included in the Condensed Consolidated Balance Sheet that are measured at fair value, on a recurring basis, include cash equivalents of $0.4 million (Level 1), investments of $1.1 million (Level 1) and a liability for the fair value of derivative instruments of $1.7 million (Level 2). The Company has no financial assets or liabilities that are recorded at fair value using significant unobservable inputs (Level 3).

Note 10. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Numerator:
Net Earnings	$3,244	$22,239	$14,842	$49,666
Plus: 2% Convertible Notes financings costs, net of taxes	611	611	1,222	1,222

Net earnings for diluted earnings per share	$3,855	$22,850	$16,064	$50,888

Denominator:
Weighted average common shares outstanding for basic earnings per share	56,170	55,815	56,096	55,712
Net effect of dilutive securities - equity based compensation plans	569	1,384	712	1,462
Net effect of 2% Convertible Notes based on the if-converted method	7,517	7,517	7,517	7,517

Weighted average common and equivalent shares outstanding for diluted earnings per share	64,256	64,716	64,325	64,691

Basic Earnings Per Share:	$0.06	$0.40	$0.26	$0.89
Diluted Earnings Per Share:	$0.06	$0.35	$0.25	$0.79

Outstanding share-based awards to acquire 4.0 million and 3.3 million shares of common stock for the three months and six months ended February 28, 2009 were not included in the Company’s computation of dilutive securities because the effect would have been anti-dilutive.

Note 11. Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, permanent items, state tax rates and our ability to utilize various tax credits and net operating loss carryforwards. The Company adjusts the quarterly provision for income taxes based on the estimated annual effective income tax rate and facts and circumstances known at each interim reporting period.

The effective income tax rate for the three and six months ended February 28, 2009 was (51.9)% and 1.8%. The decrease in the effective tax rate for the six months ended February 28, 2009, relative to the prior year, reflects a decrease in the estimated fiscal 2009 taxable income and the tax benefit on the impairment charge (Note 5, “Goodwill and Other Intangible Assets”) being recognized at a 38% rate, consistent with the underlying combined U.S. federal and state income tax rate. This tax rate is much higher than the Company’s consolidated global effective tax rate. Excluding the impairment charge, the effective income tax rate for the six months ended February 28, 2009 would have been 24.9%. The effective income tax rate of 35.3% and 35.5% for the three and six months ended February 29, 2008 was relatively higher, primarily as a result of restructuring charges for which no tax benefits were recorded.

As a result of a review of current tax positions, the liability for unrecognized tax benefits increased from $29.9 million at August 31, 2008 to $31.7 million at February 28, 2009. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. Within the next twelve months, the Company expects the settlement of a foreign tax item, which will reduce the liability for unrecognized tax benefits by approximately $1.0 million. In addition, as of February 28, 2009 and August 31, 2008, the Company has accrued $4.1 million and $3.2 million, respectively, for the payment of interest and penalties related to its unrecognized tax benefits.

Note 12. Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) during the three and six months ended February 28, 2009 was significantly impacted by the strengthening of the US dollar versus other global currencies, most notably the Euro and British Pound. The following table sets forth the reconciliation of net income to comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net income	$3,244	$22,239	$14,842	$49,666
Foreign currency translation adjustment	(15,629)	(455)	(80,569)	7,150
Changes in net unrealized gains/(losses), net of tax	37	56	(1,762)	(657)

Comprehensive (loss) income	$(12,348)	$21,840	$(67,489)	$56,159

Note 13. Segment Information

During the second quarter of fiscal 2009, the Company’s financial reporting segments were modified to reflect changes in the portfolio of businesses, due to acquisitions, as well as changes in business reporting lines. The Company considered these changes as part of its ongoing assessment of segment reporting, and changed its operating and reportable segments to reflect four reportable segments: Industrial, Energy, Electrical and Engineered Solutions. All prior period amounts and disclosures have been adjusted to reflect the current reportable segments. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, utility and marine markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle and other industrial markets, as well as other engineered industrial products. The Company has not aggregated individual operating segments within these reportable segments. The Company evaluates segment performance based primarily on net sales and operating profit.

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net Sales by Segment:
Industrial	$71,682	$87,344	$162,206	$174,756
Energy	59,526	43,458	133,508	93,135
Electrical	91,788	135,785	199,845	276,078
Engineered Solutions	76,678	133,042	184,095	270,803

	$299,674	$399,629	$679,654	$814,772

Net Sales by Reportable Product Line:
Industrial	$71,682	$87,344	$162,206	$174,756
Energy	59,526	43,458	133,508	93,135
Electrical Tools & Supplies	54,735	76,658	117,930	155,984
Harsh Environment Electrical	14,166	28,894	32,502	58,498
Power Transformation	22,887	30,233	49,413	61,596
Vehicle Systems	45,810	100,159	118,559	203,578
Other	30,868	32,883	65,536	67,225

	$299,674	$399,629	$679,654	$814,772

Operating Profit:
Industrial	$15,545	$25,990	$41,552	$51,652
Energy	5,978	6,767	21,514	19,081
Electrical	(894)	6,890	3,753	12,982
Engineered Solutions	(3,354)	10,844	(21,683)	23,950
General Corporate	(5,277)	(7,743)	(8,474)	(14,158)

	$11,998	$42,748	$36,662	$93,507

			February 28, 2009	August 31, 2008
Assets:
Industrial			$209,068	$251,384
Energy			455,758	306,833
Electrical			430,119	464,104
Engineered Solutions			453,216	520,580
General Corporate			85,245	125,481

			$1,633,406	$1,668,382

In addition to the impact of changes in foreign currency exchange rates, the comparability of the segment and product line data is impacted by the acquisitions discussed in Note 2, “Acquisitions” and the asset impairment charge of $26.6 million included in the Engineered Solutions segment for the six months ended February 28, 2009, as discussed in Note 5, “Goodwill and Other Intangibles.”

Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs, deferred income taxes, the fair value of derivative instruments and the retained interest in trade accounts receivable (subject to the accounts receivable program discussed in Note 4, “Accounts Receivable Securitization.”)

Note 14. Contingencies and Litigation

The Company had outstanding letters of credit of $7.2 million and $6.4 million at February 28, 2009 and August 31, 2008, respectively which secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, is approximately $4.8 million at February 28, 2009. The future undiscounted minimum lease payments for these leases are as follows: $0.9 million in the balance of calendar 2009; $1.1 million in calendar 2010; $1.2 million annually in calendar 2011 through 2013 and $2.6 million thereafter.

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Three Months Ended February 28, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$35,010	$123,195	$141,469	$—	$299,674
Cost of products sold	13,450	88,896	102,248	—	204,594

Gross profit	21,560	34,299	39,221	—	95,080
Selling, administrative and engineering expenses	16,269	24,457	34,003	—	74,729
Restructuring charge	293	1,604	1,247	—	3,144
Amortization of intangible assets	—	3,550	1,659	—	5,209

Operating profit	4,998	4,688	2,312	—	11,998
Financing costs, net	9,565	145	194	—	9,904
Intercompany expense (income), net	(1,385)	(2,579)	3,964	—	—
Other expense (income), net	(613)	115	463	—	(35)

Earnings (loss) before income tax expense and minority interest	(2,569)	7,007	(2,309)	—	2,129
Income tax benefit	(42)	(695)	(368)	—	(1,105)
Minority interest, net of income taxes	—	—	(10)	—	(10)

Net earnings (loss) before equity in earnings of subsidiaries	(2,527)	7,702	(1,931)	—	3,244
Equity in earnings (loss) of subsidiaries	5,771	(3,131)	56	(2,696)	—

Net earnings (loss)	$3,244	$4,571	$(1,875)	$(2,696)	$3,244

	Three Months Ended February 29, 2008
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$42,288	$141,294	$216,047	$—	$399,629
Cost of products sold	17,715	103,305	144,769	—	265,789

Gross profit	24,573	37,989	71,278	—	133,840
Selling, administrative and engineering expenses	19,232	24,781	38,666	—	82,679
Restructuring charge	—	—	4,952	—	4,952
Amortization of intangible assets	—	2,331	1,130	—	3,461

Operating profit	5,341	10,877	26,530	—	42,748
Financing costs, net	8,379	62	591	—	9,032
Intercompany expense (income), net	(7,752)	6,706	1,046	—	—
Other expense (income), net	125	(35)	(760)	—	(670)

Earnings before income tax expense and minority interest	4,589	4,144	25,653	—	34,386
Income tax expense	1,621	1,465	9,068	—	12,154
Minority interest, net of income taxes	—	—	(7)	—	(7)

Net earnings before equity in earnings of subsidiaries	2,968	2,679	16,592	—	22,239
Equity in earnings of subsidiaries	19,271	6,058	1,961	(27,290)	—

Net earnings	$22,239	$8,737	$18,553	$(27,290)	$22,239

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Six Months Ended February 28, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$78,572	$264,121	$336,961	$—	$679,654
Cost of products sold	28,285	188,925	235,472	—	452,682

Gross profit	50,287	75,196	101,489	—	226,972
Selling, administrative and engineering expenses	28,026	51,297	70,892	—	150,215
Restructuring charge	415	1,696	1,765	—	3,876
Impairment charge	—	23,774	2,779		26,553
Amortization of intangible assets	—	7,021	2,645	—	9,666

Operating profit	21,846	(8,592)	23,408	—	36,662
Financing costs, net	21,586	143	410	—	22,139
Intercompany expense (income), net	(7,202)	(285)	7,487	—	—
Other expense (income), net	(427)	(387)	245	—	(569)

Earnings (loss) before income tax expense and minority interest	7,889	(8,063)	15,266	—	15,092
Income tax (benefit) expense	2,991	(7,205)	4,479	—	265
Minority interest, net of income taxes	—	—	(15)	—	(15)

Net earnings (loss) before equity in earnings of subsidiaries	4,898	(858)	10,802	—	14,842
Equity in earnings (loss) of subsidiaries	9,944	3,541	(2,890)	(10,595)	—

Net earnings	$14,842	$2,683	$7,912	$(10,595)	$14,842

	Six Months Ended February 29, 2008
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$83,198	$292,277	$439,297	$—	$814,772
Cost of products sold	33,606	213,110	293,383	—	540,099

Gross profit	49,592	79,167	145,914	—	274,673
Selling, administrative and engineering expenses	35,948	51,940	76,088	—	163,976
Restructuring charge	—	—	10,472	—	10,472
Amortization of intangible assets	—	4,603	2,115	—	6,718

Operating profit	13,644	22,624	57,239	—	93,507
Financing costs, net	16,952	59	1,320	—	18,331
Intercompany expense (income), net	(13,371)	11,687	1,684	—	—
Other expense (income), net	527	(34)	(2,274)	—	(1,780)

Earnings before income tax expense and minority interest	9,536	10,912	56,508	—	76,956
Income tax expense	3,382	3,873	20,047	—	27,302
Minority interest, net of income taxes	—	—	(12)	—	(12)

Net earnings before equity in earnings of subsidiaries	6,154	7,039	36,473	—	49,666
Equity in earnings of subsidiaries	43,512	20,996	1,793	(66,301)	—

Net earnings	$49,666	$28,035	$38,266	$(66,301)	$49,666

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	February 28, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$245	$22,084	$—	$22,329
Accounts receivable, net	1,845	13,108	151,904	—	166,857
Inventories, net	26,860	91,334	87,319	—	205,513
Deferred income taxes	12,708	37	(1,273)	—	11,472
Prepaid expenses and other current assets	10,039	2,063	1,545	—	13,647

Total Current Assets	51,452	106,787	261,579	—	419,818
Property, Plant & Equipment, net	9,035	52,038	73,165	—	134,238
Goodwill	68,969	420,562	212,723	—	702,254
Other Intangibles, net	—	267,599	96,877	—	364,476
Investment in Subsidiaries	1,572,036	265,410	150,209	(1,987,655)	—
Other Long-term Assets	11,795	213	612	—	12,620

Total Assets	$1,713,287	$1,112,609	$795,165	$(1,987,655)	$1,633,406

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$2,865	$—	$2,865
Trade accounts payable	14,370	33,859	61,498	—	109,727
Accrued compensation and benefits	8,664	7,623	17,791	—	34,078
Income taxes payable (receivable)	7,844	(235)	6,444	—	14,053
Current maturities of long-term debt	5,750	2	14		5,766
Other current liabilities	15,243	16,467	20,082	—	51,792

Total Current Liabilities	51,871	57,716	108,694	—	218,281
Long-term Debt, less Current Maturities	671,993	—	—	—	671,993
Deferred Income Taxes	102,289	(477)	17,217	—	119,029
Pension and Post-retirement Benefit Liabilities	9,002	381	16,395	—	25,778
Other Long-term Liabilities	18,099	1,879	7,707	—	27,685
Intercompany Payable (Receivable)	289,393	(227,040)	(62,353)	—	—
Shareholders’ Equity	570,640	1,280,150	707,505	(1,987,655)	570,640

Total Liabilities and Shareholders’ Equity	$1,713,287	$1,112,609	$795,165	$(1,987,655)	$1,633,406

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2008
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$43,132	$213	$79,204	$—	$122,549
Accounts receivable, net	325	9,039	217,200	—	226,564
Inventories, net	26,273	87,835	101,283	—	215,391
Deferred income taxes	12,835	36	(1,001)	—	11,870
Prepaid expenses and other current assets	4,651	2,541	8,900	—	16,092

Total Current Assets	87,216	99,664	405,586	—	592,466
Property, Plant & Equipment, net	9,463	46,209	78,878	—	134,550
Goodwill	65,062	390,306	184,494	—	639,862
Other Intangibles, net	—	228,099	64,260	—	292,359
Investment in Subsidiaries	1,345,395	250,953	42,212	(1,638,560)	—
Other Long-term Assets	8,185	220	740	—	9,145

Total Assets	$1,515,321	$1,015,451	$776,170	$(1,638,560)	$1,668,382

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$4	$335	$—	$339
Trade accounts payable	23,394	45,408	98,061	—	166,863
Accrued compensation and benefits	19,431	10,664	28,928	—	59,023
Income taxes payable (receivable)	(6,702)	278	31,291	—	24,867
Other current liabilities	16,461	17,829	25,743	—	60,033

Total Current Liabilities	52,584	74,183	184,358	—	311,125
Long-term Debt, less Current Maturities	573,815	1	2	—	573,818
Deferred Income Taxes	80,744	(286)	19,176	—	99,634
Pension and Post-retirement Benefit Liabilities	9,628	—	18,013	—	27,641
Other Long-term Liabilities	19,012	1,218	6,428	—	26,658
Intercompany Payable (Receivable)	150,032	(229,662)	79,630	—	—
Shareholders’ Equity	629,506	1,169,997	468,563	(1,638,560)	629,506

Total Liabilities and Shareholders’ Equity	$1,515,321	$1,015,451	$776,170	$(1,638,560)	$1,668,382

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended February 28, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$8,567	$25,280	$6,249	$(6,477)	$33,619

Investing Activities
Proceeds from sale of property, plant & equipment	—	129	161	—	290
Capital expenditures	(86)	(2,650)	(9,771)	—	(12,507)
Changes in intercompany receivables/payables	62,037	(16,684)	(45,353)	—	—
Business acquisitions, net of cash acquired	(234,600)	434	(1,706)	—	(235,872)

Cash used in investing activities	(172,649)	(18,771)	(56,669)	—	(248,089)

Financing Activities
Net borrowings on revolver and other debt	165,658	—	2,551	—	168,209
Proceeds from issuance of term loans	115,000	—	—	—	115,000
Principal repayments on term loans	(155,000)	—	—	—	(155,000)
Debt issuance and amendment costs	(5,333)	—	—	—	(5,333)
Dividends paid	(2,251)	(6,477)	—	6,477	(2,251)
All other	2,876	—	—	—	2,876

Cash provided by (used in) financing activities	120,950	(6,477)	2,551	6,477	123,501

Effect of exchange rate changes on cash	—	—	(9,251)	—	(9,251)

Net increase (decrease) in cash and cash equivalents	(43,132)	32	(57,120)	—	(100,220)
Cash and cash equivalents - beginning of period	43,132	213	79,204	—	122,549

Cash and cash equivalents - end of period	$—	$245	$22,084	$—	$22,329

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended February 29, 2008
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(5,915)	$39,478	$85,491	$(58,210)	$60,844

Investing Activities
Proceeds from sale of property, plant & equipment	1,084	8,137	2,358	—	11,579
Capital expenditures	(1,792)	(4,247)	(13,195)	—	(19,234)
Changes in intercompany receivables/payables	42,064	3,907	(45,971)	—	—
Business acquisitions, net of cash acquired	(47,464)	27	(3,629)	—	(51,066)

Cash provided by (used in) investing activities	(6,108)	7,824	(60,437)	—	(58,721)

Financing Activities
Net borrowings on revolver and other debt	—	—	2,140	—	2,140
Principal repayments on term loans	—	—	(1,001)	—	(1,001)
Dividends paid	(2,221)	(48,082)	(10,128)	58,210	(2,221)
All other	3,338	—	—	—	3,338

Cash provided by (used in) financing activities	1,117	(48,082)	(8,989)	58,210	2,256

Effect of exchange rate changes on cash	—	—	3,853	—	3,853

Net increase (decrease) in cash and cash equivalents	(10,906)	(780)	19,918	—	8,232
Cash and cash equivalents - beginning of period	25,605	—	61,075	—	86,680

Cash and cash equivalents - end of period	$14,699	$(780)	$80,993	$—	$94,912

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified global manufacturer of a broad range of industrial products and systems, organized into four reportable segments, Industrial, Energy, Electrical and Engineered Solutions. During the second quarter of fiscal 2009, the Company’s financial reporting segments were modified to reflect changes in the portfolio of businesses, due to acquisitions, as well as changes in business reporting lines. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as, umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, utility and marine markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle and other industrial markets, as well as, other industrial products.

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

In the first half of fiscal 2009 demand for our products serving markets in the Industrial, Electrical and Engineered Solutions segments slowed, especially in the most recent quarter. We attribute this to the worldwide economic downturn. In response to this economic environment, we have implemented a number of cost reduction programs across all four of our reportable segments in order to reduce the impact of lower customer demand on our profitability. We incurred approximately $4 million of restructuring charges and severance costs in the first half of fiscal 2009, closed approximately ten facilities and reduced our headcount by 17%. Similar actions will continue during the balance of the fiscal year resulting in additional facility closures, employment reductions and restructuring charges. Our priorities during the remainder of fiscal 2009 include the effective execution of these cost reduction activities, working capital management, investments in selected growth initiatives and maximizing cash flow generation.

Results of Operations

The following table sets forth our results of operations, on a consolidated basis, for the three and six months ended February 28, 2009 and February 29, 2008 (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net sales	$300	$400	$680	$815
Cost of products sold	205	266	453	540

Gross profit	95	134	227	275
Selling, administrative and engineering expenses	75	83	150	164
Restructuring charges	3	5	3	10
Impairment charge	—	—	27	—
Amortization of intangible assets	5	3	10	7

Operating profit	12	43	37	94
Financing costs, net	10	9	22	18
Other income, net	—	—	—	(1)

Earnings before income tax expense	2	34	15	77
Income tax (benefit) expense	(1)	12	—	27

Net earnings	$3	$22	$15	$50

The comparability of the operating results for the three and six months ended February 28, 2009 to the prior year periods has been impacted by acquisitions. Listed below are the larger acquisitions completed since September 1, 2007.

Business	Segment	Product Line	Acquisition Date
Templeton, Kenly & Co., Inc.	Industrial	Industrial	September 13, 2007
Superior Plant Services, LLC	Energy	Energy	March 3, 2008
The Cortland Companies			September 26, 2008
Cortland Cable Company	Energy	Energy
Sanlo, Inc.	Engineered Solutions	Other

The operating results of acquired businesses are included in the Company’s consolidated results only since their respective acquisition dates. Currency translation rates can also influence our results since approximately half of our sales are denominated in currencies other than the US dollar. The strengthening of the US dollar over the past year has negatively impacted comparisons of fiscal 2009 results to the prior year due to the translation of non-US dollar denominated subsidiary results. In addition, our financial results have been, and will continue to be, impacted by the economic conditions that exist in the end markets we serve.

Consolidated net sales decreased by $100 million, or 25%, from $400 million for the three months ended February 29, 2008 to $300 million for the three months ended February 28, 2009. Excluding the $25 million of sales from acquired businesses and the $26 million unfavorable impact of foreign currency exchange rate changes on translated results, fiscal 2009 second quarter consolidated core sales decreased 26% as compared to the fiscal 2008 second quarter. Fiscal 2009 year-to-date sales decreased by $135 million, or 17%, from $815 million in the comparable prior year period to $680 million in the current year. Excluding $45 million of sales from acquired businesses and the $40 million unfavorable impact of foreign currency exchange rate changes, core sales for the six months ended February 28, 2009 decreased 18% compared to the prior year period. The changes in sales at the segment level are discussed in further detail below.

Operating profit for the three months ended February 28, 2009 was $12 million, compared with $43 million for the three months ended February 29, 2008. Operating profit includes $3 million and $5 million of restructuring charges for the second quarter of fiscal 2009 and 2008, respectively. Operating profit for the six months ended February 28, 2009 was $37 million, compared to $94 million for the six months ended February 29, 2008. Operating profit for the six months ended February 28, 2009 includes restructuring charges of $4 million and a non-cash impairment charge of $27 million related to the goodwill, indefinite lived intangibles and long-lived assets of the RV reporting unit (see Note 3 “Restructuring” and Note 5 “Goodwill and Other Intangible Assets”). The operating profit in the comparable prior year period includes $10 million of restructuring charges related to the European Electrical business. The comparability of operating profit between periods is also impacted by lower production levels, reduced selling, administration and engineering expenses, acquisitions and the impact of foreign currency exchange rate changes. The changes in operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales (in millions)

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Industrial	$72	$87	$162	$175
Energy	59	44	134	93
Electrical	92	136	200	276
Engineered Solutions	77	133	184	271

	$300	$400	$680	$815

Industrial Segment

Industrial segment net sales decreased by $15 million, or 18%, from $87 million for the three months ended February 29, 2008 to $72 million for the three months ended February 28, 2009. During the six months ended February 28, 2009, Industrial net sales decreased by $13 million, or 7%, from $175 million for the six months ended February 29, 2008 to $162 million. Foreign currency rate changes on translated results negatively impacted sales comparisons for the three and six months ended February 28, 2009 by $5 million and $7 million, respectively. Excluding foreign currency rate changes and sales from the Templeton, Kenly & Co., Inc. (Simplex) acquisition, core sales declined 13% and 1%, respectively, for the three and six months ended February 28, 2009. The core sales declines reflect customer inventory destocking and a significant weakening of end market demand across all geographic regions, during the second quarter.

Energy Segment

Energy segment net sales increased by $15 million, or 37%, from $44 million for the three months ended February 29, 2008 to $59 million for the three months ended February 28, 2009, reflecting core sales growth and the acquisitions of Superior Plant Services, LLC in March 2008 and Cortland Cable Company in September 2008. During the six months ended February 28, 2009, Energy net sales increased by $40 million, or 43%, from $93 million for the six months ended February 29, 2008 to $134 million. Foreign currency rate changes on translated results negatively impacted sales comparisons for the three and six months ended February 28, 2009 by $7 million and $12 million, respectively. Excluding foreign currency rate changes and acquisitions, core sales increased 5% and 12%, respectively for the three and six months ended February 28, 2009, reflecting the continued expansion of our products, rental assets and services into the global energy market.

Electrical Segment

Electrical segment net sales decreased by $44 million, or 32%, from $136 million for the three months ended February 29, 2008 to $92 million for the three months ended February 28, 2009. During the six months ended February 28, 2009, Electrical Segment net sales decreased by $76 million, or 28%, from $276 million for the six months ended February 29, 2008 to $200 million for the six months ended February 28, 2009. Foreign currency rate changes on translated results negatively impacted sales comparisons for the three and six months ended February 28, 2009 by $6 million and $9 million, respectively. Excluding foreign currency rate changes, core sales declined 29% and 25% for the three and six months ended February 28, 2009, the result of lower demand in the global retail DIY and construction markets and a substantial decline in products sold to domestic boat builders, both reflecting weak consumer confidence. Additionally, year-over-year comparisons are negatively affected by the loss of certain business with a major North American DIY customer during the second half of fiscal 2008 and our strategic decision to exit low margin products in our European Electrical business.

Engineered Solutions Segment

Engineered Solutions segment net sales decreased by $56 million, or 42%, from $133 million for the three months ended February 29, 2008 to $77 million for the three months ended February 28, 2009. During the six months ended February 28, 2009, Engineered Solutions net sales decreased by $87 million, or 32%, from $271 million for the six months ended February 29, 2008 to $184 million. Foreign currency rate changes on translated results negatively impacted sales comparisons for the three and six months ended February 28, 2009 by $8 million and $12 million, respectively. Excluding foreign currency rate changes and sales from the Sanlo acquisition, core sales declined 42% and 31%, respectively, for the three and six months ended February 28, 2009. This core sales decline reflects substantially lower sales to vehicle OEM’s serving truck, automotive, RV, off-highway, construction and agricultural markets. Weak economic conditions globally have resulted in a substantial reduction in customer production levels, adversely impacting our sales, as well as a concerted effort by customers to reduce inventory levels.

Operating Profit (in millions)

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Industrial	$15	$26	$42	$52
Energy	6	7	22	19
Electrical	(1)	7	4	13
Engineered Solutions	(3)	11	(22)	24
General Corporate	(5)	(8)	(9)	(14)

	$12	$43	$37	$94

Industrial Segment

Industrial Segment operating profit decreased by $11 million, or 40%, from $26 million for the three months ended February 29, 2008 to $15 million for the three months ended February 28, 2009. For the six months ended February 28, 2009, Industrial operating profit decreased by $10 million, or 20%, from $52 million for the six months ended February 29, 2008 to $42 million. Excluding the TK Simplex acquisition and the unfavorable impact of foreign currency rate changes, operating profit declined by 37% and 16%, for the three and six months ended February 28, 2009, respectively. This decline is due to lower sales and profit margins, the latter of which resulted from unfavorable product mix and lower absorption of manufacturing costs due to reduced production levels.

Energy Segment

Energy Segment operating profit decreased by $1 million, or 12%, from $7 million for the three months ended February 29, 2008 to $6 million for the three months ended February 28, 2009. For the six months ended February 28, 2009, Energy operating profit increased by $3 million, or 13%, from $19 million for the six months ended February 29, 2008 to $22 million. Excluding the

Cortland acquisition and the unfavorable impact of foreign currency rate changes, operating profits declined 19% in the second quarter of fiscal 2009 as a result of lower profit margins, which reflected unfavorable acquisition mix, higher intangible asset amortization and investments in growth initiatives. Excluding the Cortland acquisition and the unfavorable impact of foreign currency rate changes, operating profit for the six months ended February 28, 2009 increased 11% as a result of increased sales volumes, favorable sales mix and operating efficiencies, all of which were partially offset by higher intangible asset amortization.

Electrical Segment

Electrical Segment operating profit decreased by $8 million from $7 million for the three months ended February 29, 2008 to an operating loss of $1 million for the three months ended February 28, 2009. For the six months ended February 28, 2009, Electrical operating profit decreased by $9 million, or 71%, from $13 million for the six months ended February 29, 2008 to $4 million. Operating profit for the six months ended February 28, 2009 includes $1 million of restructuring charges while the operating profit for the comparable prior year period includes European Electrical restructuring charges of $10 million. The decline in operating profit for the three and six months ended February 28, 2009 results from lower sales volumes, unfavorable product line mix and costs associated with facility consolidations and headcount reductions.

Engineered Solutions Segment

Engineered Solutions Segment operating profit decreased by $14 million from $11 million for the three months ended February 29, 2008 to an operating loss of $3 million for the three months ended February 28, 2009. For the six months ended February 28, 2009, Engineered Solutions operating profit decreased by $46 million from $24 million for the six months ended February 29, 2008 to an operating loss of $22 million. Operating profit for the six months ended February 28, 2009 was impacted by the aforementioned $27 million RV impairment charge and $1 million of restructuring costs. In addition, operating profit declined in the three and six months ended February 28, 2009, as a result of significantly lower production levels (resulting in decreased absorption of fixed costs) and the unfavorable impact of foreign currency rate changes.

General Corporate

General corporate expenses decreased by $3 million, or 32%, from $8 million for the three months ended February 29, 2008 to $5 million for the three months ended February 28, 2009. For the six months ended February 28, 2009, general corporate expenses decreased by $5 million, or 40%, from $14 million for the six months ended February 29, 2008 to $9 million. This reduction resulted from lower incentive compensation expense, headcount reductions and the benefit of other Corporate cost reduction efforts.

Financing Costs, net

All debt is considered to be for general corporate purposes, and financing costs, therefore, have not been allocated to the reportable segments. The $4 million year-over-year increase in financing costs reflects higher debt levels resulting from acquisitions, higher borrowing spreads during the six months ended February 28, 2009, attributable to the senior credit agreement amendment, as well as interest rate swap agreement costs (see Note 7, “Debt”).

Income Taxes

The effective income tax rate for the three and six months ended February 28, 2009 was (51.9)% and 1.8%. The decrease in the effective tax rate for the three and six months ended February 28, 2009 relative to the prior year, reflects a decrease in the estimated fiscal 2009 taxable income and the tax benefit on the impairment charge (Note 5, “Goodwill and Other Intangible Assets”) being recognized at a 38% rate, consistent with the underlying combined U.S. federal and state income tax rate. This tax rate is higher than the Company’s consolidated global effective tax rate. Excluding the impairment charge, the effective income tax rate for the six months ended February 28, 2009 would have been 24.9%. The effective income tax rate of 35.3% and 35.5% for the three and six months ended February 29, 2008 was relatively higher, primarily as a result of restructuring charges for which no tax benefits were recorded.

Restructuring

During 2009, we committed to various restructuring initiatives including workforce reductions, plant consolidations, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. The total restructuring charges for these activities, were $3 million and $4 million for the three and six months ended February 28, 2009, respectively. We believe these restructuring charges will better align our resources with strategic growth opportunities, optimize existing manufacturing capabilities, improve our overall cost structure and deliver increased free cash flow and profitability.

During the second quarter of fiscal 2008, we completed a specific restructuring plan in our European Electrical business (Electrical segment), at a cumulative pre-tax cost of $21 million. See Note 3, “Restructuring” in the Notes to the Condensed Consolidated Financial Statements for further discussion

Impairment Charge

Significant adverse developments in the RV market including reduced wholesale motorhome shipments by OEM’s, declining consumer confidence and the lack of financing available to RV dealers and retail customers have negatively impacted the financial results of the RV product line. As a result, during the first quarter of fiscal 2009, we recognized a $27 million non-cash impairment charge related to the goodwill and long-lived assets included in the RV product line. See Note 5, “Goodwill and Other Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Capital Resources

The following table summarizes the cash flows from operating, investing and financing activities for the six month period ended (in millions):

	February 28, 2009	February 29, 2008
Net cash provided by operating activities	$34	$61
Net cash used in investing activities	(248)	(59)
Net cash provided by financing activities	123	2
Effect of exchange rates on cash	(9)	4

Net increase (decrease) in cash and cash equivalents	$(100)	$8

In the first half of fiscal 2009 we completed two acquisitions including the acquisition of Cortland for approximately $231 million. These acquisitions were funded with existing cash balances and borrowings under our Senior Credit Facility, which we amended in November 2008.

The amended Senior Credit Facility provides for $110 million of additional borrowing capacity, to a total of $515 million, and includes a $400 million revolver and a $115 million term loan. See Note 3, “Debt” in the Notes to the Condensed Consolidated Financial Statements for further discussion of the refinancing. We believe that the availability under the amended Senior Credit Facility, combined with our existing cash on hand and funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.

Despite difficult business conditions during the current year, we generated approximately $34 million of cash from operating activities reflecting cash earnings and reductions in accounts receivable and inventory. These working capital reductions were partially offset by the payment of prior fiscal year incentive compensation as well as a reduction in our accounts payable, reflecting lower purchasing levels as a result of weak business activity.

In response to these business conditions, we implemented a number of restructuring actions including reductions in employment, facility consolidations and other similar actions. We have also reevaluated capital plans for the remainder of the fiscal year and have reduced our capital spending accordingly. Finally, we have placed a heightened emphasis on working capital management. Based on our forecast, we project continued compliance with financial and non-financial debt covenants throughout fiscal 2009. Our ability to comply with the covenants in the future depends on global economic and credit market conditions and other factors. In addition to reducing costs in response to changes in end market demands, we believe there are a number of additional measures we could take to maintain compliance with debt covenants in the future. Refer to the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2008 for further discussion regarding debt covenant compliance.

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

	February 28, 2009	PWC%	February 29, 2008	PWC%
Accounts receivable, net	$167		$236
Accounts receivable securitization	42		57

Total accounts receivable	209	17%	293	18%
Inventory, net	206	17%	221	14%
Accounts payable	(110)	(9)%	(167)	(10)%

Net primary working capital	$305	25%	$347	22%

Our PWC% for second quarter of fiscal 2009 increased to 25% from 22% for the comparable period in the prior year, primarily as a result of the significant decrease in sales during the three months ended February 28, 2009. Despite the increase in

PWC %, significant progress was made during the second quarter of fiscal 2009 to reduce working capital, which resulted in a reduction in both accounts receivable and inventory. Accounts receivable balances, including amounts outstanding on the accounts receivable securitization facility, decreased $56 million from November 30, 2008 to February 28, 2009 as a result of lower sales levels and increased collection efforts, while inventory levels have declined $18 million during the same period, as a result of lower production levels and our efforts to destock inventory as demand in end markets has slowed. The reduction in inventory levels has also lead to a decrease in purchasing activity and trade accounts payable balances.

Liquidity

We currently have in excess of $175 million of available liquidity to fund our businesses, including approximately $22 million of cash and cash equivalents at February 28, 2009 and availability under our existing Senior Credit Facility. We also expect to generate free cash flow during the remainder of fiscal 2009, which will be applied against revolver borrowings. Our required principal repayments on all debt obligations over the next twelve months are approximately $6 million.

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

In the normal course of business we have entered into certain real estate and equipment leases or have guaranteed such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, we assigned our rights in the leases used by the former subsidiary, but were not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. We remain contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, approximately $5 million at February 28, 2009. The future undiscounted minimum lease payments for these leases are as follows: $1 million in the balance of calendar 2009; $1 million annually in calendar 2010 through 2013 and $3 million thereafter.

We have outstanding letters of credit of $7 million and $6 million at February 28, 2009 and August 31, 2008, respectively, which secure self-insured workers compensation liabilities.

Off-Balance Sheet Arrangements

As more fully discussed in Note 4, “Accounts Receivable Securitization,” in the Notes to Condensed Consolidated Financial Statements, we are party to an accounts receivable securitization program. Trade receivables sold, that we continue to service, were $42 million and $53 million at February 28, 2009 and August 31, 2008, respectively. If we had discontinued this securitization program at February 28, 2009 we would have been required to borrow approximately $42 million to finance the working capital increase. The securitization agreement, which matures in September 2009, was amended in December 2008 to decrease available capacity from $65 million to $60 million.

Contractual Obligations

Our contractual obligations are discussed in Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Quarterly Report on Form 10-Q for the three months ended November 30, 2008, and have not materially changed since that report was filed.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the first six months of fiscal 2009. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended August 30, 2008.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3 and 5 are not applicable and have been omitted.

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on January 9, 2009 to elect a board of nine directors. Each director nominee was elected. The number of votes for each nominee is set forth below:

	Shares Voted	Shares Withheld
Robert C. Arzbaecher	52,257,296	550,718
Gurminder S. Bedi	52,730,263	77,751
Gustav H.P. Boel	52,537,964	270,050
Thomas J. Fischer	47,893,920	4,914,094
William K. Hall	51,276,682	1,531,332
R. Alan Hunter, Jr.	51,710,966	1,323,194
Robert A. Peterson	51,484,820	1,323,194
Holly A. Van Deursen	52,301,767	506,547
Dennis K. Williams	52,564,893	243,121

At the Company’s Annual Meeting of Shareholders, the shareholders also approved the Actuant Corporation 2009 Omnibus Incentive Plan by the vote set forth below:

	For	Against	Abstain
Actuant Corporation 2009 Omnibus Incentive Plan	45,375,817	4,548,997	155,612

Item 6 – Exhibits

(a)	Exhibits

See “Index to Exhibits” on page 31, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: April 9, 2009	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED February 28, 2009

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
10.1	Amendment No. 11, dated February 10, 2009, to the Receivables Sale Agreement dated May 31, 2001, among Actuant Corporation as Parent, the Originators party thereto, Actuant Receivables Corporation as buyer and Wachovia Bank, National Association, as Agent		X

10.2	Amendment No. 12, dated March 10, 2009 to the Receivables Sale Agreement dated May 31, 2001, among Actuant Corporation as Parent, the Originators party thereto, Actuant Receivables Corporation as buyer and Wachovia Bank, National Association, as Agent		X

10.3	Amended and Restated Receivables Purchase Agreement, dated September 10, 2008, among Actuant Corporation as Initial Servicer, Actuant Receivables Corporation, as Seller and Wachovia Bank, National Association, as Purchaser and Agent		X

10.4	Amendment No. 1, dated December 11, 2008, to the Amended and Restated Receivables Purchase Agreement, among Actuant Corporation as Initial Servicer, Actuant Receivables Corporation, as Seller and Wachovia Bank, National Association, as Purchaser and Agent		X

10.5	Amendment No. 2, dated February 10, 2009, to the Amended and Restated Receivables Purchase Agreement, among Actuant Corporation as Initial Servicer, Actuant Receivables Corporation, as Seller and Wachovia Bank, National Association, as Purchaser and Agent		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X