Form 10-Q
period 2009-05-31
ACTUANT CORP
filed 2009-06-22
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Class A Common Stock as of June 15, 2009 was 56,778,508.

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

The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	the duration or severity of the current worldwide economic downturn or the timing or strength of a subsequent recovery;

•	the realization of anticipated cost savings from restructuring activities and cost reduction efforts;

•	market conditions in the, industrial, production automation, oil & gas, energy, power generation, marine, infrastructure, vehicle and retail Do-It Yourself (“DIY”) industries;

•	increased competition in the markets we serve and market acceptance of existing and new products;

•	successful integration of acquisitions and related restructurings;

•	operating margin risk due to competitive product pricing, operating efficiencies and material and conversion cost increases;

•	foreign currency, interest rate and commodity risk;

•	supply chain and industry trends, including changes in purchasing and other business practices by customers;

•	regulatory and legal developments;

•	our substantial indebtedness, ability to comply with the financial and other covenants in our debt agreements and current credit market conditions;

•	the levels of future sales, profit and cash flows that we achieve.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Net sales	$290,401	$444,656	$970,055	$1,259,428
Cost of products sold	194,044	290,684	646,726	830,783

Gross profit	96,357	153,972	323,329	428,645
Selling, administrative and engineering expenses	65,175	88,421	215,389	252,396
Restructuring charges	11,923	—	15,799	10,473
Impairment charges	31,720	—	58,274	—
Amortization of intangible assets	5,358	4,023	15,024	10,741

Operating profit (loss)	(17,819)	61,528	18,843	155,035
Financing costs, net	9,026	9,190	31,164	27,522
Other income, net	782	201	213	(1,579)

Earnings (loss) before income tax and minority interest	(27,627)	52,137	(12,534)	129,092
Income tax (benefit) expense	(10,028)	13,465	(9,763)	40,767
Minority interest, net of income taxes	36	37	21	24

Net earnings (loss)	$(17,635)	$38,635	$(2,792)	$88,301

Earnings (loss) per share:
Basic	$(0.31)	$0.69	$(0.05)	$1.58
Diluted	$(0.31)	$0.60	$(0.05)	$1.39
Weighted average common shares outstanding:
Basic	56,252	55,874	56,148	55,766
Diluted	56,252	64,945	56,148	64,770

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	May 31, 2009	August 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$13,292	$122,549
Accounts receivable, net	159,596	226,564
Inventories, net	188,440	215,391
Deferred income taxes	11,451	11,870
Prepaid expenses and other current assets	13,841	16,092

Total Current Assets	386,620	592,466
Property, Plant and Equipment
Land, buildings, and improvements	60,892	48,496
Machinery and equipment	260,891	254,262

Gross property, plant and equipment	321,783	302,758
Less: Accumulated depreciation	(187,763)	(168,208)

Property, Plant and Equipment, net	134,020	134,550
Goodwill	712,307	639,862
Other Intangibles, net	353,823	292,359
Other Long-term Assets	13,780	9,145

Total Assets	$1,600,550	$1,668,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$174	$339
Trade accounts payable	103,010	166,863
Accrued compensation and benefits	30,844	59,023
Income taxes payable	11,551	24,867
Current maturities of long-term debt	5,760	—
Other current liabilities	67,093	60,033

Total Current Liabilities	218,432	311,125
Long-term Debt, less Current Maturities	601,405	573,818
Deferred Income Taxes	117,227	99,634
Pension and Postretirement Benefit Liabilities	27,676	27,641
Other Long-term Liabilities	27,860	26,658
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 84,000,000 shares, issued and outstanding 56,775,511 and 56,002,228 shares, respectively	11,354	11,200
Additional paid-in capital	(313,013)	(324,898)
Retained earnings	933,252	936,055
Accumulated other comprehensive (loss) income	(23,643)	7,149
Stock held in trust	(1,768)	(2,081)
Deferred compensation liability	1,768	2,081

Total Shareholders’ Equity	607,950	629,506

Total Liabilities and Shareholders’ Equity	$1,600,550	$1,668,382

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2009	2008
Operating Activities
Net (loss) earnings	$(2,792)	$88,301
Adjustments to reconcile net (loss) earnings to cash provided by operating activities:
Depreciation and amortization	38,498	32,926
Stock-based compensation expense	6,401	4,890
Deferred income tax (benefit) provision	(20,116)	6,990
Impairment charges	58,274	—
Other	2,070	(541)
Changes in components of working capital and other:
Accounts receivable	81,822	(34,851)
Accounts receivable securitization	(13,482)	5,045
Inventories	36,732	(8,066)
Prepaid expenses and other assets	823	1,744
Trade accounts payable	(68,023)	14,713
Income taxes payable	(7,193)	(1,278)
Accrued compensation and benefits	(25,364)	7,419
Other accrued liabilities	10,031	7,900

Net cash provided by operating activities	97,681	125,192

Investing Activities
Proceeds from sale of property, plant and equipment	607	13,676
Capital expenditures	(15,018)	(32,502)
Cash paid for business acquisitions, net of cash acquired	(235,922)	(110,109)

Net cash used in investing activities	(250,333)	(128,935)

Financing Activities
Net borrowings on revolver and other debt	96,199	2,155
Principal repayments on term loans	(156,438)	(1,008)
Proceeds from issuance of term loans	115,000	—
Debt issuance costs	(5,333)	—
Cash dividend	(2,251)	(2,221)
Stock option exercises, related tax benefits and other	3,474	4,210

Net cash provided by financing activities	50,651	3,136

Effect of exchange rate changes on cash	(7,256)	5,006

Net increase (decrease) in cash and cash equivalents	(109,257)	4,399
Cash and cash equivalents – beginning of period	122,549	86,680

Cash and cash equivalents – end of period	$13,292	$91,079

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. In addition, certain reclassifications have been made to prior period financial statements to conform to the May 31, 2009 presentation. Operating results for the three and nine months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The adoption of SFAS No. 161 on December 1, 2008 did not have any impact on the Company’s consolidated financial statements.

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

Note 2. Acquisitions

The Company completed two business acquisitions during the first nine months of fiscal 2009 and two during the fiscal year ended August 31, 2008, which resulted in the recognition of goodwill in the Company’s Condensed Consolidated Financial Statements. The Company is continuing to evaluate the initial purchase price allocations for acquisitions completed within the past 12 months, and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

On September 26, 2008, the Company completed the acquisition of the stock of The Cortland Companies (“Cortland”) for approximately $231.2 million in cash, net of cash acquired. Headquartered in Cortland, New York, Cortland is a global designer, manufacturer and distributor of custom-engineered electro-mechanical cables and umbilicals, high performance synthetic ropes and value-added steel cable assemblies. The majority of the Cortland businesses are included within the Energy segment, while the steel cable assembly business (Sanlo) is included in the Other product line within the Engineered Solutions segment. The preliminary purchase price allocation resulted in $128.1 million assigned to goodwill (a portion of which is deductible for tax purposes), $17.8 million to tradenames, $1.3 million to non-compete agreements, $4.3 million to patents and $81.4 million to customer relationships. The amounts assigned to non-compete agreements, patents and customer relationships are being amortized over 3, 8 and 15 years, respectively.

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

The following unaudited pro forma results of operations of the Company for the three and nine months ended May 31, 2009 and 2008, respectively, give effect to these acquisitions as though the transactions and related financing activities had occurred on September 1, 2007 (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Net sales
As reported	$290,401	$444,656	$970,055	$1,259,428
Pro forma	290,401	471,377	974,154	1,336,366
Net earnings (loss)
As reported	$(17,635)	$38,635	$(2,792)	$88,301
Pro forma	(17,635)	40,331	(2,956)	87,877
Basic earnings (loss) per share
As reported	$(0.31)	$0.69	$(0.05)	$1.58
Pro forma	(0.31)	0.71	(0.05)	1.54
Diluted earnings (loss) per share
As reported	$(0.31)	$0.60	$(0.05)	$1.39
Pro forma	(0.31)	0.62	(0.05)	1.36

Note 3. Restructuring

In fiscal 2009, the Company committed to various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing overhead, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. The total restructuring charges for these activities were $12.2 million and $16.1 million, for the three and nine months ended May 31, 2009, respectively (including $0.3 million included in Cost of Products Sold for both the three and nine months ended May 31, 2009). These restructuring charges, which impact all reportable segments, include $12.3 million of severance, which will be paid during the next twelve months and $3.8 million of facility consolidation and other restructuring costs. A rollforward of the severance portion of the restructuring reserve (included in Other Current Liabilities in the Condensed Consolidated Balance Sheet) is as follows (in thousands):

Accrued restructuring costs as of August 31, 2008	$—
Restructuring charges	12,293
Cash payments	(3,513)
Impact of changes in foreign currency rates	357

Accrued restructuring costs as of May 31, 2009	$9,137

During the second quarter of fiscal 2008, the Company completed a specific restructuring plan in its European Electrical business (Electrical segment) at a cumulative pre-tax cost of $20.8 million. The balance of the related restructuring reserve was $3.8 million and $5.1 million at May 31, 2009 and August 31, 2008, respectively. The decrease in the restructuring reserve is due to cash payments of $1.0 million and the impact of changes in foreign currency rates. The remaining accrued restructuring costs primarily relate to a reserve for future minimum lease payments for vacated facilities, which will be paid over the term of the lease.

Note 4. Accounts Receivable Securitization

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. Book value of accounts receivable in the accompanying Condensed Consolidated Balance Sheets includes the gross accounts receivable retained interest less a reserve for doubtful accounts, which is calculated based on a review of the specific receivable issues and supplemented by a general reserve based on past collection history. The retained interest recorded at May 31, 2009 and August 31, 2008 was $32.8 million and $47.7 million, respectively, and is included in Accounts Receivable, net in the accompanying Condensed Consolidated Balance Sheets. The securitization program was amended in December 2008 to decrease available capacity from $65.0 million to $60.0 million. The Company does not intend to renew the securitization program at its scheduled maturity date in September 2009. Trade accounts receivables sold and being serviced by the Company totaled $39.5 million and $52.9 million at May 31, 2009 and August 31, 2008, respectively.

Sales of trade receivables from the special purpose subsidiary totaled $77.4 and $279.8 million for the three and nine months ended May 31, 2009, respectively, and $117.6 million and $342.9 million for the three and nine months ended May 31, 2008, respectively. Cash collections of trade accounts receivable balances in the total receivable pool (including both sold and retained portions) totaled $138.9 million and $486.6 million for the three and nine months ended May 31, 2009, respectively, and $199.5 million and $597.0 million for the three and nine months ended May 31, 2008, respectively.

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

	Balance Outstanding		Balance Outstanding 60 Days or More Past Due		Net Credit Losses Three Months Ended
	May 31, 2009	August 31, 2008	May 31, 2009	August 31, 2008	May 31, 2009	May 31, 2008
Trade accounts receivable subject to securitization program	$72,300	$100,603	$4,319	$8,251	$819	$796
Trade accounts receivable balances sold	39,461	52,943

Retained interest	$32,839	$47,660

Accounts receivable financing costs of $0.2 million and $1.0 million for the three and nine months ended May 31, 2009, respectively, and $0.6 million and $2.1 million for the three and nine months ended May 31, 2008, respectively, are included in Financing Costs in the accompanying Condensed Consolidated Statements of Operations.

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

The Company also reviews long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, the Company performs an undiscounted operating cash flow analysis to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on the estimated fair value of the long-lived assets.

Significant adverse developments in the recreational vehicle (RV) market in the first quarter of fiscal 2009 had a dramatic effect on the operations of the RV reporting unit (included in the Engineered Solutions segment). The financial results for the RV reporting unit were negatively impacted by lower wholesale motorhome shipments by OEM’s, decreased consumer confidence and the lack of financing as a result of the continued global credit crisis. These factors caused the Company to significantly reduce its projections for sales, operating profits and cash flows of the RV reporting unit, and resulted in a $26.6 million non-cash asset impairment charge during the three months ended November 30, 2008. The asset impairment charge included a goodwill impairment charge of $22.2 million and, as a result, there is no remaining goodwill in the RV reporting unit. In addition, a $0.8 million impairment was recognized related to indefinite lived intangibles (tradenames) of the RV reporting unit. Due to the existing impairment indicators, management assessed the recoverability of the RV reporting unit’s fixed assets and amortizable intangible assets (customer relationships, patents and trademarks). An impairment charge of $3.6 million was recognized for the difference between the fair value and carrying value of such assets during the three months ended November 30, 2008.

In addition, during the three months ended May 31, 2009, the Company recorded a $31.7 million non-cash asset impairment charge related to the goodwill, indefinite lived intangibles and long-lived assets of the reporting units included in the Harsh Environment Electrical product line (included in the Electrical Segment). Current economic conditions, low consumer confidence, increased unemployment and tight credit markets have negatively impacted consumer discretionary spending, resulting in a substantial reduction in recreational boating industry sales. OEM boat builders have responded to the sharp drop in demand and high levels of finished goods inventory by temporarily suspending operations as well as eliminating brands and permanently closing facilities. These actions have caused the Company to significantly reduce its projections for sales, operating profits and cash flows for the Harsh Environment Electrical product line, which resulted in a $14.4 million goodwill impairment charge and a $7.5 million impairment of indefinite lived intangibles (tradenames). As a result of the impairment charges there is no remaining goodwill or indefinite lived intangibles related to the marine OEM reporting unit. Due to indicators of impairment, management also assessed the recoverability of the related long-lived assets during the three months ended May 31, 2009 and recorded a $1.6 million impairment on fixed assets and an $8.2 million impairment of amortizable intangibles (customer relationships), for the difference between the fair value and carrying value.

A considerable amount of management judgment and assumptions are required in performing the impairment tests and in measuring the fair value of goodwill, indefinite lived intangibles and long-lived assets. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values or the amount of the recognized impairment losses.

The changes in the carrying value of goodwill for the nine months ended May 31, 2009 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2008	$65,337	$133,157	$214,406	$226,962	$639,862
Business acquired	—	110,894	—	17,509	128,403
Purchase accounting adjustments	—	331	—	750	1,081
Impairment charges	—	—	(14,440)	(22,205)	(36,645)
Impact of changes in foreign currency rates	(632)	(17,653)	(1,427)	(682)	(20,394)

Balance as of May 31, 2009	$64,705	$226,729	$198,539	$222,334	$712,307

The gross carrying value and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization are as follows (in thousands):

	May 31, 2009			August 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$239,867	$42,939	$196,928	$163,956	$24,529	$139,427
Patents	46,503	23,943	22,560	44,200	21,289	22,911
Trademarks	6,251	4,843	1,408	6,556	3,640	2,916
Non-compete agreements	4,938	2,638	2,300	3,914	1,784	2,130
Other	784	522	262	656	318	338

	$298,343	$74,885	$223,458	$219,282	$51,560	$167,722

The gross carrying value of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of May 31, 2009 and August 31, 2008 are $130.3 million and $124.7 million, respectively. These assets are comprised of acquired tradenames.

Amortization expense recorded on the intangible assets listed above was $5.4 million and $15.0 million for the three and nine months ended May 31, 2009, respectively, and $4.0 million and $10.7 million for the three and nine months ended May 31, 2008, respectively. The Company estimates that amortization expense will approximate $5.4 million for the remainder of the fiscal year ending August 31, 2009. Amortization expense for future years is estimated to be as follows: $20.4 million in fiscal 2010, $19.1 million in fiscal 2011, $17.8 million in 2012, $16.9 million in fiscal 2013 and $143.9 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions or changes in foreign currency exchange rates.

Note 6. Product Warranty Costs

The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on sales, historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty (in thousands):

	Nine Months Ended May 31,
	2009	2008
Beginning balances	$9,309	$10,070
Warranty reserves of acquired business	532	50
Provision for warranties	5,387	8,644
Warranty payments and costs incurred	(6,015)	(7,604)
Impact of changes in foreign currency rates	(211)	496

Ending balances	$9,002	$11,656

Note 7. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	May 31, 2009	August 31, 2008
Senior Credit Facility:
Commercial paper	$15,883	$—
Revolver	78,509	—
Term loan	113,562	155,000
6.875% Senior notes	249,211	249,137
Fair value of cross currency interest rate swap	—	19,681

Sub-total—Senior indebtedness	457,165	423,818
Convertible subordinated debentures (“2% Convertible Notes”)	150,000	150,000

Total debt, excluding short-term borrowings	607,165	573,818
Less: current maturities of long-term debt	(5,760)	—

Total long-term debt, less current maturities	$601,405	$573,818

On November 10, 2008, the Company amended its existing Senior Credit Facility, extending the maturity to November 10, 2011 and increasing total capacity by $110 million. The amended Senior Credit Facility provides for a $400 million revolving credit facility, a $115 million term loan and an optional $300 million expansion feature. The term loan and borrowings under the revolver bear interest at LIBOR plus 2.5% (aggregating 3.1% at May 31, 2009). The term loan will be repaid in eight quarterly installments of $1.4 million beginning March 31, 2009 through December 31, 2010, and four quarterly payments of $25.9 million beginning March 31, 2011. All amended Senior Credit Facility borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s debt to EBIDTA leverage ratio. In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver. At May 31, 2009, the non-use fee was 0.4% annually. The amended Senior Credit Facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets, minimum fixed charge coverage ratio, maximum leverage, dividends and other restricted payments. As of May 31, 2009, the Company was in compliance with all debt covenants. Based on the Company’s forecast we project continued compliance with the financial and non-financial debt covenants throughout fiscal 2009. The Company’s ability to comply with the covenants in the future depends on global economic and credit market conditions and other factors. The Company amended its Senior Credit Facility on June 10, 2009 to provide additional flexibility with respect to financial covenants, while maintaining the size and maturity of the facility. See Note 16, “Subsequent Event” for further information regarding this amendment.

There were $15.9 million of commercial paper borrowings outstanding at May 31, 2009. Total commercial paper outstanding cannot exceed $100.0 million under the terms of the amended Senior Credit Facility. Since the revolver provides the liquidity backstop for outstanding commercial paper, the combined outstanding balance of the revolver and any outstanding commercial paper cannot exceed $400.0 million. At May 31, 2009, the unused credit line under the revolver was approximately $305.6 million, of which the Company currently has in excess of $225.0 million available for borrowings.

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

Note 8. Employee Benefit Plans

The Company provides pension benefits to certain employees of acquired domestic businesses, that were entitled to those benefits prior to acquisition, or existing and former employees of foreign businesses. Most of the U.S. defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits, while most non-U.S. defined benefit plans continue to earn benefits. The following tables provide detail on the Company’s net periodic benefit costs for the three and nine months ended (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
U.S. Pension Plans:
Service cost	$—	$21	$—	$63
Interest cost	612	563	1,825	1,690
Expected return on assets	(726)	(702)	(2,168)	(2,106)
Amortization of actuarial loss	20	2	57	4

Net periodic benefit credit	$(94)	$(116)	$(286)	$(349)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Non-U.S. Pension Plans:
Service cost	$129	$122	$386	$366
Interest cost	389	355	1,166	1,065
Expected return on assets	(143)	(80)	(429)	(240)
Amortization of actuarial loss	1	1	3	3

Net periodic benefit cost	$376	$398	$1,126	$1,194

The Company anticipates contributing $0.2 million to U.S. pension plans and $1.3 million to non-U.S. pension plans in fiscal 2009.

Note 9. Fair Value Measurement

The Company adopted SFAS No. 157 on September 1, 2008, which requires expanded disclosure for financial assets and liabilities measured at fair value. The Company assesses the inputs used to measure fair value using a three-tier hierarchy. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. At May 31, 2009, the financial assets and liabilities included in the Condensed Consolidated Balance Sheet that are measured at fair value, on a recurring basis, include cash equivalents of $0.9 million (Level 1), investments of $0.7 million (Level 1) and a liability for the fair value of derivative instruments of $1.5 million (Level 2). The Company has no financial assets or liabilities that are recorded at fair value using significant unobservable inputs (Level 3).

Note 10. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May
	2009	2008	2009	2008
Numerator:
Net Earnings (loss)	$(17,635)	$38,635	$(2,792)	$88,301
Plus: 2% Convertible Notes financings costs, net of taxes	—	611	—	1,833

Net earnings (loss) for diluted earnings per share	$(17,635)	$39,246	$(2,792)	$90,134

Denominator:
Weighted average common shares outstanding for basic earnings (loss) per share	56,252	55,874	56,148	55,766
Net effect of dilutive securities - equity based compensation plans	—	1,554	—	1,487
Net effect of 2% Convertible Notes based on the if-converted method	—	7,517	—	7,517

Weighted average common and equivalent shares outstanding for diluted earnings (loss) per share	56,252	64,945	56,148	64,770

Basic Earnings (loss) Per Share:	$(0.31)	$0.69	$(0.05)	$1.58
Diluted Earnings (loss) Per Share:	$(0.31)	$0.60	$(0.05)	$1.39

Outstanding share-based awards to acquire 6.5 million and 5.9 million shares of common stock for the three months and nine months ended May 31, 2009 and the impact of the 2% Convertible Notes, on an if-converted basis, (incremental 7.5 million shares of common stock) were not included in the Company’s computation of earnings per share for the three and nine months ended May 31, 2009, because the effect would have been anti-dilutive.

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

The effective income tax rate for the three and nine months ended May 31, 2009 was (36.3)% and (77.9)%. The decrease in the effective tax rate for the three and nine months ended May 31, 2009, relative to the prior year, reflects a reduction in estimated fiscal 2009 taxable income and the tax benefit on the impairment charges (Note 5, “Goodwill and Other Intangible Assets”) being recognized at a 35% rate, consistent with the underlying combined U.S. federal income tax rate. This tax rate is higher than the Company’s consolidated global effective tax rate. The effective income tax rate for the three and nine months ended May 31, 2008 was 25.8% and 31.6%, respectively. The effective income tax rate for both the third quarter of fiscal 2008 and 2009 includes the benefit of tax reserve adjustments resulting from settling tax audits for amounts less than previously accrued, the lapsing of various tax statutes of limitations and book provision to tax return adjustments.

As a result of a review of current tax positions, the liability for unrecognized tax benefits increased from $29.9 million at August 31, 2008 to $31.0 million at May 31, 2009. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. Within the next twelve months, the Company expects the settlement of a foreign tax item, which will potentially reduce the liability for unrecognized tax benefits by approximately $1.0 million. In addition, as of May 31, 2009 and August 31, 2008, the Company has accrued $4.4 million and $3.2 million, respectively, for the payment of interest and penalties related to its unrecognized tax benefits.

Note 12. Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) during the three and nine months ended May 31, 2009 was significantly impacted by the movement of the US dollar versus other global currencies, most notably the Euro and British Pound. The following table sets forth the reconciliation of net earnings (loss) to comprehensive income (loss) (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Net earnings (loss)	$(17,635)	$38,635	$(2,792)	$88,301
Foreign currency translation adjustment	50,950	1,006	(29,619)	8,156
Changes in net unrealized gains/(losses), net of tax	589	(324)	(1,173)	(985)

Comprehensive (loss) income	$33,904	$39,317	$(33,584)	$95,472

Note 13. Segment Information

During the second quarter of fiscal 2009, the Company’s financial reporting segments were modified to reflect changes in the portfolio of businesses, due to acquisitions, as well as changes in business reporting lines. The Company considered these changes as part of its ongoing assessment of segment reporting, and changed its operating and reportable segments to reflect four reportable segments: Industrial, Energy, Electrical and Engineered Solutions. All prior period segment disclosures have been adjusted to reflect the current reportable segments. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, utility and marine markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle and other industrial markets, as well as other engineered industrial products. The Company has not aggregated individual operating segments within these reportable segments. The Company evaluates segment performance based primarily on net sales and operating profit.

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Net Sales by Segment:
Industrial	$62,843	$101,593	$225,049	$276,348
Energy	62,251	58,442	195,759	151,577
Electrical	84,950	135,311	284,795	411,389
Engineered Solutions	80,357	149,310	264,452	420,114

	$290,401	$444,656	$970,055	$1,259,428

Net Sales by Reportable Product Line:
Industrial	$62,843	$101,593	$225,049	$276,348
Energy	62,251	58,442	195,759	151,577
Electrical Tools & Supplies	51,904	72,533	169,834	228,517
Harsh Environment Electrical	18,755	32,373	68,168	93,968
Power Transformation	14,291	30,405	46,793	88,904
Vehicle Systems	53,361	113,066	171,920	316,644
Other	26,996	36,244	92,532	103,470

	$290,401	$444,656	$970,055	$1,259,428

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Operating Profit:
Industrial	$14,633	$31,054	$56,185	$82,706
Energy	11,508	12,638	33,022	31,719
Electrical	(36,943)	8,986	(33,189)	21,968
Engineered Solutions	(1,978)	17,053	(23,662)	41,003
General Corporate	(5,039)	(8,203)	(13,513)	(22,361)

	$(17,819)	$61,528	$18,843	$155,035

			May 31, 2009	August 31, 2008
Assets:
Industrial			$201,967	$251,384
Energy			474,607	306,833
Electrical			400,342	464,104
Engineered Solutions			442,300	520,580
General Corporate			81,334	125,481

			$1,600,550	$1,668,382

In addition to the impact of changes in foreign currency exchange rates, the comparability of the segment and product line data is impacted by the acquisitions discussed in Note 2, “Acquisitions” and the asset impairment charges of $26.6 million included in the Engineered Solutions segment for the nine months ended May 31, 2009 and $31.7 million included in the Electrical Segment for the three months ended May 31, 2009, as discussed in Note 5, “Goodwill and Other Intangibles.”

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, the fair value of derivative instruments and the retained interest in trade accounts receivable (subject to the accounts receivable program discussed in Note 4, “Accounts Receivable Securitization.”)

Note 14. Contingencies and Litigation

The Company had outstanding letters of credit of $7.2 million and $6.4 million at May 31, 2009 and August 31, 2008, respectively which secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. Assuming no offset for sub-leasing, the discounted present value of future minimum lease payments for such leases totals $4.5 million at May 31, 2009. The future undiscounted minimum lease payments for these leases are as follows: $0.6 million in the balance of calendar 2009; $1.1 million in calendar 2010; $1.2 million annually in calendar 2011 through 2013 and $2.6 million thereafter.

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Three Months Ended May 31, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$30,491	$110,388	$149,522	$—	$290,401
Cost of products sold	12,624	78,696	102,724	—	194,044

Gross profit	17,867	31,692	46,798	—	96,357
Selling, administrative and engineering expenses	12,086	22,007	31,082	—	65,175
Restructuring charges	1,861	3,421	6,641	—	11,923
Impairment Charges	—	4,769	26,951		31,720
Amortization of intangible assets	—	3,538	1,820	—	5,358

Operating profit (loss)	3,920	(2,043)	(19,696)	—	(17,819)
Financing costs, net	8,815	(2)	213	—	9,026
Intercompany expense (income), net	(5,382)	819	4,563	—	—
Other expense (income), net	(1,281)	(110)	2,173	—	782

Earnings (loss) before income tax expense and minority interest	1,768	(2,750)	(26,645)	—	(27,627)
Income tax benefit	237	(1,679)	(8,586)	—	(10,028)
Minority interest, net of income taxes	—	—	36	—	36

Net earnings (loss) before equity in earnings of subsidiaries	1,531	(1,071)	(18,095)	—	(17,635)
Equity in earnings (loss) of subsidiaries	(19,166)	7,298	(5,749)	17,617	—

Net earnings (loss)	$(17,635)	$6,227	$(23,844)	$17,617	$(17,635)

	Three Months Ended May 31, 2008
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$48,650	$160,096	$235,910	$—	$444,656
Cost of products sold	18,124	112,764	159,796	—	290,684

Gross profit	30,526	47,332	76,114	—	153,972
Selling, admin and engineering expenses	19,821	28,366	40,234	—	88,421
Amortization of intangible assets	—	2,881	1,142	—	4,023

Operating profit	10,705	16,085	34,738	—	61,528
Financing costs, net	8,430	118	642	—	9,190
Intercompany expense (income), net	(7,406)	6,601	805	—	—
Other expense (income), net	76	(565)	690	—	201

Earnings before income tax expense and minority interest	9,605	9,931	32,601	—	52,137
Income tax expense	2,481	2,565	8,419	—	13,465
Minority interest, net of income taxes	—	—	37	—	37

Net earnings before equity in earnings of subsidiaries	7,124	7,366	24,145	—	38,635
Equity in earnings of subsidiaries	31,511	25,512	8,763	(65,786)	—

Net earnings	$38,635	$32,878	$32,908	$(65,786)	$38,635

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Nine Months Ended May 31, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$109,065	$374,508	$486,482	$—	$970,055
Cost of products sold	40,910	267,621	338,195	—	646,726

Gross profit	68,155	106,887	148,287	—	323,329
Selling, admin and engineering expenses	40,112	73,304	101,973	—	215,389
Restructuring charges	2,276	5,117	8,406	—	15,799
Impairment charges	—	28,543	29,731		58,274
Amortization of intangible assets	—	10,559	4,465	—	15,024

Operating profit (loss)	25,767	(10,636)	3,712	—	18,843
Financing costs, net	30,401	141	622	—	31,164
Intercompany expense (income), net	(12,584)	534	12,050	—	—
Other expense (income), net	(1,708)	(497)	2,418	—	213

Earnings (loss) before income tax expense and minority interest	9,658	(10,814)	(11,378)	—	(12,534)
Income tax (benefit) expense	3,228	(8,884)	(4,107)	—	(9,763)
Minority interest, net of income taxes	—	—	21	—	21

Net earnings (loss) before equity in earnings of subsidiaries	6,430	(1,930)	(7,292)	—	(2,792)
Equity in earnings (loss) of subsidiaries	(9,222)	10,839	(8,639)	7,022	—

Net earnings (loss)	$(2,792)	$8,909	$(15,931)	$7,022	$(2,792)

	Nine Months Ended May 31, 2008
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$131,848	$452,373	$675,207	$—	$1,259,428
Cost of products sold	51,729	325,874	453,180	—	830,783

Gross profit	80,119	126,499	222,027	—	428,645
Selling, admin and engineering expenses	55,769	80,306	116,321	—	252,396
Restructuring charge	—	—	10,473	—	10,473
Amortization of intangible assets	—	7,484	3,257	—	10,741

Operating profit	24,350	38,709	91,976	—	155,035
Financing costs, net	25,382	177	1,963	—	27,522
Intercompany expense (income), net	(20,777)	18,288	2,489	—	—
Other expense (income), net	603	(599)	(1,583)	—	(1,579)

Earnings before income tax expense and minority interest	19,142	20,843	89,107	—	129,092
Income tax expense	5,864	6,438	28,465	—	40,767
Minority interest, net of income taxes	—	—	24	—	24

Net earnings before equity in earnings of subsidiaries	13,278	14,405	60,618	—	88,301
Equity in earnings of subsidiaries	75,023	46,508	10,556	(132,087)	—

Net earnings	$88,301	$60,913	$71,174	$(132,087)	$88,301

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	May 31, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$13,292	$—	$13,292
Accounts receivable, net	1,015	6,723	151,858	—	159,596
Inventories, net	20,586	82,620	85,234	—	188,440
Deferred income taxes	12,501	37	(1,087)	—	11,451
Prepaid expenses and other current assets	6,048	2,291	5,502	—	13,841

Total Current Assets	40,150	91,671	254,799	—	386,620
Property, Plant & Equipment, net	8,455	50,067	75,498	—	134,020
Goodwill	68,969	420,734	222,604	—	712,307
Other Intangibles, net	—	259,292	94,531	—	353,823
Investment in Subsidiaries	1,569,232	265,410	35,436	(1,870,078)	—
Other Long-term Assets	12,974	26	780	—	13,780

Total Assets	$1,699,780	$1,087,200	$683,648	$(1,870,078)	$1,600,550

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$174	$—	$174
Trade accounts payable	11,748	29,977	61,285	—	103,010
Accrued compensation and benefits	5,885	5,666	19,293	—	30,844
Income taxes payable (receivable)	2,480	—	9,071	—	11,551
Current maturities of long-term debt	5,750	—	10	—	5,760
Other current liabilities	16,554	20,117	30,422	—	67,093

Total Current Liabilities	42,417	55,760	120,255	—	218,432
Long-term Debt, less Current Maturities	601,405	—	—	—	601,405
Deferred Income Taxes	96,628	(10,567)	31,166	—	117,227
Pension and Post-retirement Benefit Liabilities	8,941	381	18,354	—	27,676
Other Long-term Liabilities	18,628	999	8,233	—	27,860
Intercompany Payable (Receivable)	323,811	(267,587)	(56,224)	—	—
Shareholders’ Equity	607,950	1,308,214	561,864	(1,870,078)	607,950

Total Liabilities and Shareholders’ Equity	$1,699,780	$1,087,200	$683,648	$(1,870,078)	$1,600,550

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2008
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$43,132	$213	$79,204	$—	$122,549
Accounts receivable, net	325	9,039	217,200	—	226,564
Inventories, net	26,273	87,835	101,283	—	215,391
Deferred income taxes	12,835	36	(1,001)	—	11,870
Prepaid expenses and other current assets	4,651	2,541	8,900	—	16,092

Total Current Assets	87,216	99,664	405,586	—	592,466
Property, Plant & Equipment, net	9,463	46,209	78,878	—	134,550
Goodwill	65,062	390,306	184,494	—	639,862
Other Intangibles, net	—	228,099	64,260	—	292,359
Investment in Subsidiaries	1,345,395	250,953	42,212	(1,638,560)	—
Other Long-term Assets	8,185	220	740	—	9,145

Total Assets	$1,515,321	$1,015,451	$776,170	$(1,638,560)	$1,668,382

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$4	$335	$—	$339
Trade accounts payable	23,394	45,408	98,061	—	166,863
Accrued compensation and benefits	19,431	10,664	28,928	—	59,023
Income taxes payable (receivable)	(6,702)	278	31,291	—	24,867
Other current liabilities	16,461	17,829	25,743	—	60,033

Total Current Liabilities	52,584	74,183	184,358	—	311,125
Long-term Debt, less Current Maturities	573,815	1	2	—	573,818
Deferred Income Taxes	80,744	(286)	19,176	—	99,634
Pension and Post-retirement Benefit Liabilities	9,628	—	18,013	—	27,641
Other Long-term Liabilities	19,012	1,218	6,428	—	26,658
Intercompany Payable (Receivable)	150,032	(229,662)	79,630	—	—
Shareholders’ Equity	629,506	1,169,997	468,563	(1,638,560)	629,506

Total Liabilities and Shareholders’ Equity	$1,515,321	$1,015,451	$776,170	$(1,638,560)	$1,668,382

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended May 31, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$24,887	$47,392	$58,735	$(33,333)	$97,681

Investing Activities
Proceeds from sale of property, plant & equipment	—	374	233	—	607
Capital expenditures	(282)	(3,830)	(10,906)	—	(15,018)
Changes in intercompany receivables/payables	115,922	(21,301)	(94,621)	—	—
Business acquisitions, net of cash acquired	(234,600)	434	(1,756)	—	(235,922)

Cash used in investing activities	(135,706)	(28,757)	(85,870)	—	(250,333)

Financing Activities
Net borrowings on revolver and other debt	96,489	—	(290)	—	96,199
Proceeds from issuance of term loans	115,000	—	—	—	115,000
Principal repayments on term loans	(156,438)	—	—	—	(156,438)
Debt issuance and amendment costs	(5,333)	—	—	—	(5,333)
Dividends paid	(2,251)	(23,282)	(10,051)	33,333	(2,251)
All other	3,474	—	—	—	3,474

Cash provided by (used in) financing activities	50,941	(6,477)	(290)	6,477	50,651

Effect of exchange rate changes on cash	—	—	(7,256)	—	(7,256)

Net decrease in cash and cash equivalents	(43,132)	(213)	(65,912)	—	(109,257)
Cash and cash equivalents - beginning of period	43,132	213	79,204	—	122,549

Cash and cash equivalents - end of period	$—	$—	$13,292	$—	$13,292

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended May 31, 2008
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$57,447	$45,903	$85,179	$(63,337)	$125,192

Investing Activities
Proceeds from sale of property, plant & equipment	1,436	8,173	4,067	—	13,676
Capital expenditures	(2,161)	(6,302)	(24,039)	—	(32,502)
Changes in intercompany receivables (payable)	(32,102)	(6,686)	38,788	—	—
Business acquisitions, net of cash acquired	(47,390)	(210)	(62,509)	—	(110,109)

Cash used in investing activities	(80,217)	(5,025)	(43,693)	—	(128,935)

Financing Activities
Net borrowings on revolver and other debt	—	—	2,155	—	2,155
Principal repayments on term loans	—	—	(1,008)	—	(1,008)
Dividends paid	(2,221)	(41,384)	(21,953)	63,337	(2,221)
All other	4,210	—	—	—	4,210

Cash provided by (used in) financing activities	1,989	(41,384)	(20,806)	63,337	3,136

Effect of exchange rate changes on cash	—	—	5,006	—	5,006

Net increase (decrease) in cash and cash equivalents	(20,781)	(506)	25,686	—	4,399
Cash and cash equivalents - beginning of period	25,601	—	61,079	—	86,680

Cash and cash equivalents - end of period	$4,820	$(506)	$86,765	$—	$91,079

Note 16. Subsequent Event

On June 10, 2009, the Company amended its existing Senior Credit Facility to provide additional flexibility with respect to financial covenants. The amended Senior Credit Facility modifies certain terms and financial covenants, accelerates the required repayment of the original $114 million term loan to $10 million a quarter, increases the borrowing spread through November 30, 2009 (from LIBOR plus 250 to LIBOR plus 375, with subsequent increases or decreases based on the actual leverage ratio), increases the non-use fee to 0.5% and is secured by substantially all of the Company’s domestic personal property assets. The two financial covenants included in the amended Senior Credit Facility agreement are a maximum leverage ratio (which was increased from its current limit of 3.5:1 to 4.0:1 through August 31, 2009 and to 4.5:1 for November 30, 2009 and February 28, 2010, stepping back quarterly to 3.5:1 by November 30, 2010) and a fixed charge coverage ratio (which decreased from 1.75:1 to 1.65:1).

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified global manufacturer of a broad range of industrial products and systems, organized into four reportable segments, Industrial, Energy, Electrical and Engineered Solutions. During the second quarter of fiscal 2009, the Company’s financial reporting segments were modified to reflect changes in the portfolio of businesses, due to acquisitions, as well as changes in business reporting lines. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides, joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, utility and marine markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle and other industrial markets as well as, other industrial products.

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

During the first nine months of fiscal 2009, and especially during the two most recent quarters, certain of the end markets that the Company serves continued to see further sales declines as the overall economic environment continued to worsen. As a result of the global economic uncertainties, significant declines in OEM production in vehicle and marine markets, decreased demand for electrical products, continued inventory destocking by industrial customers and slowing sales growth in energy markets, we have implemented various cost reduction programs across all four of our reportable segments in order to reduce the impact of lower customer demand on our profitability. We incurred approximately $16 million of restructuring charges in the first nine months of fiscal 2009, closed approximately ten facilities and reduced headcount by 21% since the beginning of the fiscal year. The significant deterioration of end market demand in the RV and harsh environment electrical markets has also resulted in the recognition of a $58 million non-cash impairment of goodwill and long-lived assets during the nine months ended May 31, 2009.

Despite the difficult economic conditions, we continue to generate substantial cash flow from operations, including $64 million in the third quarter of fiscal 2009 and $98 million in the first nine months of fiscal 2009. We believe that existing cash of $13 million at May 31, 2009, cash flow from operations and availability under our Senior Credit Facility will be adequate to meet operating, debt service and capital expenditure requirements. Our priorities during the remainder of fiscal 2009 include the execution of restructuring activities, working capital management, investments in growth initiatives and maximizing cash flow generation.

Results of Operations

The following table sets forth our results of operations, on a consolidated basis, for the three and nine months ended May 31, 2009 and May 31, 2008 (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Net sales	$290	$445	$970	$1,259
Cost of products sold	194	291	647	830

Gross profit	96	154	323	429
Selling, administrative and engineering expenses	65	88	215	252
Restructuring charges	12	—	16	11
Impairment charges	32	—	58	—
Amortization of intangible assets	5	4	15	11

Operating profit (loss)	(18)	62	19	155
Financing costs, net	9	9	31	28
Other income, net	1	1	—	(2)

Earnings (loss) before income tax expense and minority	(28)	52	(12)	129
Income tax (benefit) expense	(10)	13	(9)	41

Net earnings (loss)	$(18)	$39	$(3)	$88

The comparability of the operating results for the three and nine months ended May 31, 2009 to the prior year periods has been impacted by acquisitions. Listed below are the larger acquisitions completed since September 1, 2007.

Business	Segment	Product Line	Acquisition Date
Templeton, Kenly & Co., Inc.	Industrial	Industrial	September 13, 2007
Superior Plant Services, LLC	Energy	Energy	March 3, 2008
The Cortland Companies			September 26, 2008
Cortland Cable Company	Energy	Energy
Sanlo, Inc.	Engineered Solutions	Other

The operating results of acquired businesses are included in the Company’s consolidated results only since their respective acquisition dates. Currency translation rates can also influence our results since approximately half of our sales are denominated in currencies other than the US dollar. The strengthening of the US dollar over the past year has negatively impacted comparisons of fiscal 2009 results to the prior year due to the translation of non-US dollar denominated subsidiary results. In addition, our financial results have been and will continue to be impacted by the economic conditions that exist in the end markets we serve.

Consolidated net sales decreased by $155 million, or 35%, from $445 million for the three months ended May 31, 2008 to $290 million for the three months ended May 31, 2009. Excluding the $13 million of sales from acquired businesses and the $34 million unfavorable impact of foreign currency exchange rate changes, fiscal 2009 third quarter consolidated core sales decreased 33% as compared to the fiscal 2008 third quarter. Fiscal 2009 year-to-date sales decreased by $289 million, or 23%, from $1,259 million in the comparable prior year period to $970 million in the current year. Excluding $61 million of sales from acquired businesses and the $74 million unfavorable impact of foreign currency exchange rate changes, core sales for the nine months ended May 31, 2009 decreased 23% compared to the prior year period. The changes in sales at the segment level are discussed in further detail below.

Operating profit (loss) for the three months ended May 31, 2009 was $(18) million, compared with $62 million for the three months ended May 31, 2008. Operating results for the three months ended May 31, 2009 include $12 million of restructuring and $32 million of non cash impairment charges. The impairment charge results from the write down of goodwill, indefinite lived intangibles and long lived assets in the Harsh Environment Electrical product line. Operating profit for the nine months ended May 31, 2009 was $19 million, compared to $155 million for the nine months ended May 31, 2008. The 2009 year-to-date operating profit includes restructuring charges of $16 million and non-cash impairment charges totaling $58 million (includes the aforementioned Harsh Environment Electrical impairment and the $27 million impairment, recognized in the first quarter of fiscal 2009, related to the RV business). Refer to Note 3 “Restructuring” and Note 5 “Goodwill and Other Intangible Assets” for additional details on the restructuring and impairment charges. The operating profit in the comparable prior year period includes $10 million of restructuring charges related to the European Electrical business. The comparability of operating profit between periods is also impacted by lower production levels, reduced selling, administration and engineering expenses, acquisitions and the impact of foreign currency exchange rate changes. The changes in operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales (in millions)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Industrial	$63	$102	$225	$276
Energy	62	58	196	152
Electrical	85	136	285	411
Engineered Solutions	80	149	264	420

	$290	$445	$970	$1,259

Industrial Segment

Industrial segment net sales decreased by $39 million, or 38%, from $102 million for the three months ended May 31, 2008 to $63 million for the three months ended May 31, 2009. During the nine months ended May 31, 2009, Industrial net sales decreased by $51 million to $225 million, or 19%, from $276 million for the nine months ended May 31, 2008. Foreign currency rate changes negatively impacted sales comparisons for the three and nine months ended May 31, 2009 by $7 million and $14 million, respectively. Excluding foreign currency rate changes and sales from the Templeton, Kenly & Co., Inc. (Simplex) acquisition, core sales declined 34% and 12%, respectively, for the three and nine months ended May 31, 2009. The core sales declines reflect customer inventory destocking and a significant weakening of end market demand across all geographic regions.

Energy Segment

Energy segment net sales increased by $4 million, or 7%, from $58 million for the three months ended May 31, 2008 to $62 million for the three months ended May 31, 2009, reflecting core sales growth and the acquisitions of Superior Plant Services, LLC (SPS) in March 2008 and Cortland Cable Company (Cortland) in September 2008. During the nine months ended May 31, 2009, Energy net sales increased by $44 million, or 29%, from $152 million for the nine months ended May 31, 2008 to $196 million. Foreign currency rate changes on translated results negatively impacted sales comparisons for the three and nine months ended May 31, 2009 by $8 million and $20 million, respectively. Excluding foreign currency rate changes and acquisitions, core sales increased 3% and 9%, respectively for the three and nine months ended May 31, 2009, reflecting increased share and geographic presence of products, rental assets and services into the global energy market.

Electrical Segment

Electrical segment net sales decreased by $51 million, or 37%, from $136 million for the three months ended May 31, 2008 to $85 million for the three months ended May 31, 2009. During the nine months ended May 31, 2009, Electrical Segment net sales decreased by $126 million, or 31%, from $411 million for the nine months ended May 31, 2008 to $285 million for the nine months ended May 31, 2009. Foreign currency rate changes negatively impacted sales comparisons for the three and nine months ended May 31, 2009 by $7 million and $17 million, respectively. Excluding foreign currency rate changes, core sales declined 34% and 28% for the three and nine months ended May 31, 2009, the result of lower demand in the global retail DIY and construction markets and a substantial decline in products sold to the marine market. Additionally, year-over-year comparisons are negatively affected by the loss of certain business with a major North American DIY customer during the second half of fiscal 2008.

Engineered Solutions Segment

Engineered Solutions segment net sales decreased by $69 million, or 46%, from $149 million for the three months ended May 31, 2008 to $80 million for the three months ended May 31, 2009. During the nine months ended May 31, 2009, Engineered Solutions net sales decreased by $156 million, or 37%, from $420 million for the nine months ended May 31, 2008 to $264 million. Foreign currency rate changes negatively impacted sales comparisons for the three and nine months ended May 31, 2009 by $12 million and $24 million, respectively. Excluding foreign currency rate changes and sales from the Sanlo acquisition, core sales declined 44% and 36%, respectively, for the three and nine months ended May 31, 2009. The core sales declines reflect lower demand from vehicle OEM’s serving the truck, automotive, RV, off-highway, construction and agricultural markets. Weak economic conditions globally have resulted in a substantial reduction in customer production levels, adversely impacting our sales, as well as a concerted effort by customers to continue to reduce inventory levels.

Operating Profit (in millions)

	Three Months Ended		Nine Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Industrial	$15	$31	$56	$83
Energy	11	13	33	32
Electrical	(37)	9	(33)	21
Engineered Solutions	(2)	17	(24)	41
General Corporate	(5)	(8)	(13)	(22)

	$(18)	$62	$19	$155

Industrial Segment

Industrial segment operating profit decreased by $16 million, or 53%, from $31 million for the three months ended May 31, 2008 to $15 million for the three months ended May 31, 2009. For the nine months ended May 31, 2009, Industrial operating profit decreased by $27 million, or 32%, from $83 million for the nine months ended May 31, 2008 to $56 million. Excluding the Simplex acquisition and the unfavorable impact of foreign currency rate changes, operating profit declined by 49% and 27%, for the three and nine months ended May 31, 2009, respectively. This decline is due to lower sales, $1 million of restructuring charges and reduced profit margins, the latter of which resulted from unfavorable product mix and lower absorption of manufacturing costs due to lower production levels.

Energy Segment

Energy segment operating profit decreased by $2 million, or 9%, from $13 million for the three months ended May 31, 2008 to $11 million for the three months ended May 31, 2009. For the nine months ended May 31, 2009, Energy operating profit increased by $1 million, or 4%, from $32 million for the nine months ended May 31, 2008 to $33 million. Excluding the SPS and Cortland acquisitions and the unfavorable impact of foreign currency rate changes, operating profit for the three and nine months ended May 31, 2009 increased 22% and 15%, respectively, as a result of increased sales volumes, higher profit margins due to favorable sales mix and operating efficiencies, all of which were partially offset by higher intangible asset amortization.

Electrical Segment

Electrical segment operating profit decreased by $46 million from $9 million for the three months ended May 31, 2008 to an operating loss of $37 million for the three months ended May 31, 2009. For the nine months ended May 31, 2009, Electrical operating profit decreased by $54 million from $21 million for the nine months ended May 31, 2008 to an operating loss of $33 million for the nine months ended May 2009. The operating loss for the three and nine months ended May 31, 2009 includes the $32 million non-cash Harsh Environment Electrical impairment charge. Operating profit for the three and nine months ended May 31, 2009 also includes $7 million and $8 million, respectively of restructuring charges, while the operating profit for the nine months ended May 31, 2008 includes European Electrical restructuring charges of $10 million. Excluding these charges, the decline in operating profit for the three and nine months ended May 31, 2009 results from lower sales volumes and profit margins.

Engineered Solutions Segment

Engineered Solutions segment operating profit decreased by $19 million from $17 million for the three months ended May, 2008 to an operating loss of $2 million for the three months ended May 31, 2009. Operating profit for the three months ended May 31, 2009 includes $3 million of restructuring costs. For the nine months ended May 31, 2009, Engineered Solutions operating profit decreased by $65 million from $41 million for the nine months ended May 31, 2008 to an operating loss of $24 million, primarily due to the $27 million RV impairment and $5 million of restructuring charges. In addition, operating profit has declined throughout 2009 as a result of significantly lower sales and production levels (resulting in decreased absorption of fixed costs) and the unfavorable impact of foreign currency rate changes.

General Corporate

General corporate expenses decreased by $3 million, or 39%, from $8 million for the three months ended May 31, 2008 to $5 million for the three months ended May 31, 2009. For the nine months ended May 31, 2009, general corporate expenses decreased by $9 million, or 40%, from $22 million for the nine months ended May 31, 2008 to $13 million. These reductions resulted from lower incentive compensation expense, headcount reductions and the benefit of other Corporate cost reduction efforts.

Financing Costs, net

All debt is considered to be for general corporate purposes, and financing costs, therefore, have not been allocated to our four reportable segments. The $4 million year-over-year increase in financing costs for the nine months ended May 31, 2009 reflects higher debt levels resulting from acquisitions, higher borrowing spreads pursuant to the amended credit agreement, as well as interest rate swap agreement costs (see Note 7, “Debt”).

Income Taxes

The effective income tax rate for the three and nine months ended May 31, 2009 was (36.3)% and (77.9)%. The decrease in the effective tax rate for the three and nine months ended May 31, 2009, relative to the prior year, reflects a reduction in estimated fiscal 2009 taxable income and the tax benefit on the impairment charges (Note 5, “Goodwill and Other Intangible Assets”) being recognized at a 35% rate, consistent with the underlying combined U.S. federal income tax rate. This tax rate is higher than the Company’s consolidated global effective tax rate. The effective income tax rate for the three and nine months ended May 31, 2008 was 25.8% and 31.6%, respectively. The effective income tax rate for both the third quarter of fiscal 2008 and 2009 includes the benefit of tax reserve adjustments resulting from settling tax audits for amounts less than previously accrued, the lapsing of various tax statutes of limitations and book provision to tax return adjustments.

Restructuring

During 2009, we committed to various restructuring initiatives including workforce reductions, plant consolidations, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. The total restructuring charges for these activities were $12 million and $16 million for the three and nine months ended May 31, 2009 respectively. We will incur additional restructuring charges over the next three quarters as we complete restructuring actions that are currently underway. We believe these restructuring actions will better align our resources with strategic growth opportunities, optimize existing manufacturing capabilities, improve our overall cost structure and deliver increased free cash flow and profitability.

During the second quarter of fiscal 2008, we completed a specific restructuring plan in our European Electrical business (Electrical segment), at a cumulative pre-tax cost of $21 million. See Note 3, “Restructuring” in the Notes to the Condensed Consolidated Financial Statements for further discussion

Impairment Charges

Significant adverse developments in the RV market including reduced wholesale motorhome shipments by OEM’s, declining consumer confidence and the lack of financing available to RV dealers and retail customers have negatively impacted the financial results our RV reporting unit. As a result, during the first quarter of fiscal 2009, we recognized a $27 million non-cash impairment charge related to the goodwill and long-lived assets of the RV reporting. Current economic conditions, low consumer confidence, increased unemployment and tight credit markets have also negatively impacted consumer discretionary spending, resulting in a substantial reduction in recreational boating industry sales. OEM boat builders have responded to the sharp drop in demand and high levels of finished goods inventory by temporarily suspending operations as well as eliminating brands and permanently closing facilities. As a result, in the third quarter of fiscal 2009, we recognized a $32 million non-cash asset impairment charge related to the goodwill, indefinite lived intangibles and long-lived assets of the reporting units included in the Harsh Environment Electrical product line (included in the Electrical Segment). See Note 5, “Goodwill and Other Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for further discussion on the impairments.

Capital Resources

The following table summarizes the cash flows from operating, investing and financing activities for the nine month period ended May 31, (in millions):

	2009	2008
Net cash provided by operating activities	$98	$125
Net cash used in investing activities	(250)	(129)
Net cash provided by financing activities	50	3
Effect of exchange rates on cash	(7)	5

Net increase (decrease) in cash and cash equivalents	$(109)	$4

In the first nine months of fiscal 2009 we completed two acquisitions including the acquisition of Cortland for approximately $231 million. These acquisitions were funded with existing cash balances and borrowings under our Senior Credit Facility, which we amended in November 2008 and in June 2009. Refer to Note 7 “Debt” and Note 16 “Subsequent Event” for further details on these amendments.

Despite difficult business conditions during the current year, we generated $98 million of cash from operating activities during the nine months ended May 31, 2009, reflecting cash earnings and significant reductions in accounts receivable and inventory. These working capital reductions were partially offset by the payment of prior fiscal year incentive compensation as well as a decrease in our accounts payable, reflecting lower purchasing levels as a result of weak business activity.

In response to weak business conditions, we implemented a number of restructuring actions including reductions in employment, facility consolidations and other similar actions. We have also reevaluated capital plans for fiscal 2009 and have reduced our capital spending accordingly. Finally, we have placed a heightened emphasis on working capital management. Based on our forecast, we project continued compliance with financial and non-financial debt covenants throughout fiscal 2009. Our ability to comply with the covenants in the future depends on global economic and credit market conditions and other factors. Refer to the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2008 for further discussion regarding debt covenant compliance.

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

	May 31, 2009	PWC%	May 31, 2008	PWC%
Accounts receivable, net	$160		$249
Accounts receivable securitization	39		62

Total accounts receivable	199	17%	311	17%
Inventory, net	188	16%	223	13%
Accounts payable	(103)	(9%)	(179)	(10%)

Net primary working capital	$284	24%	$355	20%

Our PWC% at the end of third quarter of fiscal 2009 was 24% compared to 20% a year earlier, primarily as a result of the significant decrease in sales during the three months ended May 31, 2009. Despite the increase in PWC %, significant progress was made during the third quarter of fiscal 2009 to reduce working capital, which resulted in a reduction in both accounts receivable and inventory. Accounts receivable balances, including amounts outstanding on the accounts receivable securitization facility, decreased $20 million from February 28, 2009 to May 31, 2009 as a result of lower sales levels and increased collection efforts, while inventory levels have declined $26 million during the same period, as a result of lower production levels and our efforts to destock inventory as demand in end markets has slowed. The reduction in inventory levels has also lead to a decrease in purchasing activity and trade accounts payable balances.

Liquidity

On June 10, 2009, the Company amended its existing Senior Credit Facility to provide additional flexibility with respect to financial covenants. The amended Senior Credit Facility modifies certain terms and financial covenants, accelerates term loan installment payments, increases the borrowing spread through November 30, 2009 (from LIBOR plus 250 to LIBOR plus 375, with subsequent increases or decreases based on the actual leverage ratio), increases the non-use fee to 0.5% and is secured by substantially all of our domestic personal property assets. The amended Senior Credit Facility, which matures on November 10, 2011, maintains the original borrowing capacity with a $400 million revolving credit facility and $114 million term loan. The two financial covenants included in the amended Senior Credit Facility agreement are a maximum leverage ratio (which was increased from its current limit of 3.5:1 to 4.0:1 through August 31, 2009 and to 4.5:1 for November 30, 2009 and February 28, 2010, stepping back quarterly to 3.5:1 by November 30, 2010) and a fixed charge coverage ratio (which decreased from 1.75:1 to 1.65:1).

We currently have in excess of $225 million of available liquidity to fund our businesses, including approximately $13 million of cash and cash equivalents at May 31, 2009 and availability under our Senior Credit Facility. We also expect to generate free cash flow during the remainder of fiscal 2009, which will be applied against revolver borrowings and scheduled term loan repayments. We believe that the availability under the amended Senior Credit Facility, combined with our existing cash on hand and funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.

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

In the normal course of business we have entered into certain real estate and equipment leases or have guaranteed such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, we assigned our rights in the leases used by the former subsidiary, but were not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. We remain contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for such leases totals, assuming no offset for sub-leasing, $5 million at May 31, 2009. The future undiscounted minimum lease payments for these leases are as follows: $1 million in the balance of calendar 2009, $1 million annually in calendar 2010 through 2013 and $3 million thereafter.

We have outstanding letters of credit of $7 million and $6 million at May 31, 2009 and August 31, 2008, respectively, which secure self-insured workers compensation liabilities.

Off-Balance Sheet Arrangements

As more fully discussed in Note 4, “Accounts Receivable Securitization,” in the Notes to Condensed Consolidated Financial Statements, we are party to an accounts receivable securitization program. Trade receivables sold, that we continue to service, were $39 million and $53 million at May 31, 2009 and August 31, 2008, respectively. If we discontinued this securitization program at May 31, 2009 we would have been required to borrow approximately $39 million to finance the working capital increase. The securitization agreement was amended in December 2008 to decrease available capacity from $65 million to $60 million. The Company does not intend to renew the securitization program at its scheduled maturity date in September 2009.

Contractual Obligations

Our contractual obligations are discussed in Part 1, Item 2 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Quarterly Report on Form 10-Q for the three months ended November 30, 2008, and, as of May 31, 2009, have not materially changed since that report was filed.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the first nine months of fiscal 2009. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended August 30, 2008.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ACTUANT CORPORATION
(Registrant)

Date: June 22, 2009	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED May 31, 2009

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
10.1	Amendment No. 1 dated June 10, 2009 to Second Amended and Restated Credit Agreement dated November 10, 2008 among Actuant Corporation, the foreign subsidiary borrowers party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	Form 8-K filed with the SEC on June 10, 2009

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X