Form 10-K
period 2009-08-31
ACTUANT CORP
filed 2009-10-28
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes    ☒          No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act.        Yes    ☐          No    ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.        Yes    ☒          No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes    ☐          No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller-reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):        Yes    ☐          No    ☒

There were 67,826,650 shares of the Registrant’s Class A Common Stock outstanding as of September 30, 2009. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on February 28, 2009) held by non-affiliates of the Registrant was approximately $566 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 12, 2010 are incorporated by reference into Part III hereof.

Actuant Corporation provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the truck, automotive, recreational vehicle, industrial production, oil & gas, power generation, marine, infrastructure and retail electrical Do-It-Yourself (“DIY”) industries, market acceptance of existing and new products, successful integration of acquisitions, execution of restructuring activities, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor, or overhead cost increases, foreign currency risk, interest rate risk, commodity risk, the impact of geopolitical activity on the economy, the length of economic downturns in the Company’s markets, litigation matters, the Company’s ability to access capital markets, and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.

When used herein, the terms “Actuant,” “we,” “us,” “our,” and the “Company” refer to Actuant Corporation and its subsidiaries.

PART I

Item  1.    Business

General

Actuant Corporation, headquartered in Butler, Wisconsin, is a Wisconsin corporation incorporated in 1910. The Company is a global manufacturer of a broad range of industrial products and systems. The Company is organized into four operating and reportable segments as follows: Industrial, Energy, Electrical and Engineered Solutions.

The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, original equipment manufacturer (“OEM”), utility and harsh environment markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other industrial products.

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

A significant portion of our growth has come from business acquisitions and this will continue to be an important part of our strategy in the future. For further information, see Note 2, “Acquisitions” in the Notes to Consolidated Financial Statements.

Description of Business Segments

Industrial

We believe the Industrial business is a leading global supplier of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. We design, produce and market our industrial tools primarily through our Enerpac, Simplex, Precision Sure-Lock, Milwaukee Cylinder and TTF brand names.

We believe Enerpac is a leading global supplier of specialized high-force hydraulic industrial tools operating at very high pressures of approximately 5,000 pounds per square inch to 12,000 pounds per square inch. The hydraulic tool line consists of a broad range of products that are generally sold by industrial and specialty fluid power distributors to customers in the infrastructure, mining, steel mill, cement, rail, oil & gas and general maintenance industries. While the majority of its customers are specialty fluid power distributors, Enerpac also works closely with major global infrastructure firms to supply products that are used in major infrastructure projects. Enerpac and Simplex products allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. In addition to specialty fluid power distributors and global infrastructure firms, Enerpac maintains strong customer relationships with leading industrial distributors such as W.W. Grainger, Applied Industrial Technologies and MSC.

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

Precision Sure-Lock and TTF maintain a leading market position in the concrete pre- and post-tensioning product markets in the U.S. and Europe, respectively. Products include one-time use and reusable chucks and wedges, stressing jacks and anchors that are used by concrete tensioning system designers, fabricators and installers. Primary end markets include residential and commercial construction, railroad, bridges and infrastructure and underground mining and tunnels.

Energy

We believe our Energy business is a leading supplier of joint integrity products and services, as well as umbilical, rope and cable solutions, to the global oil & gas, power generation and energy markets under the Hydratight, D.L. Ricci, Morgrip, Cortland, FibronBX and Puget Sound Rope brand names.

Joint integrity products include hydraulic torque wrenches, bolt tensioners and portable machining equipment, which are sold to asset owners, service providers and through distributors or rented to end users. These products are used in the maintenance of joints on oil rigs and platforms, wind turbines, refineries and pipelines, as well as fossil fuel and nuclear power plants to reduce customer downtime and provide increased safety and reliability. We also provide manpower services whereby our highly trained technicians perform bolting, machining and joint integrity work for customers. The joint integrity business operates to world class safety standards while delivering product and services through a localized infrastructure of rental and maintenance depots.

Our Energy segment also provides custom engineered umbilicals, cable and high performance synthetic rope to service providers and asset owners, which are used in the maintenance and installation of sub-sea oil & gas production equipment, as well as in oil & gas exploration. These custom engineered products provide the critical linkages between the surface and the ocean floor and must meet robust safety standards. Custom designed products are also sold into a variety of other niche markets including medical, defense and marine applications.

Energy sales and services are provided to customers in emerging markets, as well as in the North Sea, Middle East, South America, China, Asia, Gulf of Mexico and Canada. This business maintains strong relationships with a variety of leading firms such as Statoil, BJ Services, Petrobras, British Petroleum, CGG Veritas, Expro and Sercel.

Electrical

We believe the Electrical business is a leading supplier of a wide array of branded specialized electrical tools and supplies in North America and Europe to electrical wholesale distributors, catalog houses, retail home centers, hardware cooperatives, utilities and the retail marine distribution channel. Our Electrical businesses share core competencies in product branding, distribution and channel management, global sourcing and managing the logistics of SKU intensive product lines.

We believe our North American Electrical product line is a leading supplier of electrical tools and supplies to the Retail DIY, power transformation and harsh environment electrical markets. We provide the Retail DIY market with a variety of electrical tools and consumables such as cable ties, staples and wire management products under the Gardner Bender, Del City, A.W. Sperry and Calterm brands. These products are sold to leading retailers such as Lowe’s, The Home Depot, Menards, True Value and Ace Hardware. We also sell power transformation products such as low voltage, single-phase dry type transformers and custom toroidal transformers under the Acme Electric, Actown, Amveco brand names and high voltage switches under the Turner Electric brand name. The low voltage transformers are sold through electrical wholesale distributors, as well as directly to OEMs such as Siemens, Powerware, Intermatic and General Electric. The high voltage switches are sold into the North American electrical utility market. The product line also includes a broad offering of electrical products and systems for the harsh environment electrical market under the Ancor, Marinco, Guest, AFI, Nicro and B.E.P Marine brand names. These products are primarily sold to various industrial, marine, power generation and retail markets. Customer examples include West Marine, Applied Materials and Kohler.

We believe our European Electrical product line is a leading supplier of electrical tools and supplies such as sockets, switches and wire management products to the German, Benelux and Austrian retail home center, wholesale distribution and OEM markets. European Electrical also sells its products in Eastern European markets such as Hungary, Poland, the Czech Republic and Scandinavia. The primary brands utilized in this business include Kopp and Dresco. Products are sold to leading retailers such as Praktiker (Metro Group), Rewe, Hornbach, Praxis, Gamma and Formido.

Engineered Solutions

We believe that the Engineered Solutions business is a leading global designer and assembler of customized position and motion control systems and other industrial products for OEMs in a variety of niche markets.

The Vehicle Systems product line primarily serves the truck, automotive, off-highway and specialty vehicle markets. Products include hydraulic cab-tilt and latching systems, electro-hydraulic convertible top latching and actuation systems, diesel engine air flow handling and turbocharger components and systems, as well as hydraulic leveling solutions for specialty vehicles. We believe that the segment’s principal brands, Power-Packer,

Gits and Power Gear are recognized for their engineering quality and integrated custom design. A summary of the end markets, customers and products are as follows:

•	Our hydraulic cab-tilt and latching systems are sold to leading global heavy duty truck OEMs such as Volvo, Iveco, Scania and CNHTC.

•

The automotive convertible top actuation systems are utilized on both retractable soft and hard top vehicles manufactured by OEMs such as Daimler, Audi, Volkswagen, Renault, Peugeot, Saab, BMW, Volvo and Nissan. We maintain strong relationships with leading customers such as Wilhelm Karmann GmbH, CTS Dachsysteme, Edscha and Webasto.

•

Our diesel engine air flow solutions, such as exhaust gas recirculation (EGR) systems are used by diesel engine and turbocharger manufacturers to reduce emissions, improve fuel efficiency and increase horsepower. Primary end markets include heavy duty truck and off-highway equipment serving customers such as Caterpillar, Detroit Diesel, Garrett Turbochargers, Holset Engineering, IHI and Borg Warner.

•

We also sell products under the Power-Packer and Power Gear brand names to specialty vehicle markets, principally in the defense and off-highway markets to customers such as Oshkosh, BAE Systems and Winnebago.

The Other product line within this segment provides a variety of products and engineered solutions to other niche markets. Maxima engineers, manufactures and markets electronic controls and instrumentation systems for severe-duty applications such as agriculture, construction and other specialty vehicles under the Datcon, Stewart Warner and AST brand names. Nielsen offers a comprehensive line of case, container and industrial hardware. Elliott produces custom designed flexible shafts and push pull cable assemblies for a variety of end markets including agriculture, aerospace, medical and other industrial markets. Sanlo designs and manufactures custom steel cable assemblies for aerospace, infrastructure, material handling, security and other niche markets.

International Business

Actuant is a global company. In fiscal 2009, we derived approximately 49% of our net sales from the United States, 40% from Europe, 8% from Asia, 1% from Canada and 2% from South America and other countries. International sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other factors associated with foreign trade. We have implemented a global infrastructure for the manufacturing, sourcing, distribution and sale of our products. This infrastructure enables us to support our strong relationships with many global customers, who are leaders in their industries.

Distribution and Marketing

We have established a global network to source and distribute products and components effectively while maintaining our inventory at low levels. The Industrial segment sells products through distributors and OEM channels while the Energy segment sells products and services primarily to OEMs, maintenance and service organizations and energy producers. The Electrical segment sells its products through a combination of distributors, direct sales personnel and manufacturers’ representatives into the retail, distribution and OEM channels. Our distributor networks are one of our key competitive strengths in providing exceptional service to our end customers.

Retail    We utilize a combination of internal account managers and independent manufacturers’ representatives to serve the retail customers of our Electrical segment, including home centers, marine and automotive retailers, mass merchandisers and hardware cooperatives. Sales and marketing personnel provide significant marketing support, including promotional planning, sales programs, retail point-of-purchase materials and displays, effective product packaging, strong advertising programs and state of the art merchandising.

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

Products in the Engineered Solutions segment are primarily marketed directly to OEMs through a direct technical sales organization. Product lines also have dedicated market managers, as well as a technical support organization. We utilize an experienced sales force that is organized by end-market, typically resides in the respective manufacturing facility and reports to market sales leaders. Within the Engineered Solutions segment, engineering capabilities, technical service and established customer relationships are key competitive advantages in winning new contracts.

Product Development and Engineering

We have earned a reputation for design and engineering expertise and for the creation of highly engineered innovative products. We maintain engineering staff at several locations that design new products and make improvements to existing product lines. Research and development costs are expensed as incurred, and were $16 million, $17 million and $11 million in fiscal 2009, 2008 and 2007, respectively. We also incur significant engineering and development costs in connection with fulfilling custom customer orders and executing customer projects that are not captured in these research and development costs. Through our advanced proprietary processes, with over 600 patents (including pending applications), we create products that satisfy specific customer needs and make jobs easier and more efficient for our customers.

Competition

We generally have numerous competitors in each of our markets, but believe that we are well positioned to compete successfully. Although we face larger competitors in some markets, the majority of our competition in our niche markets is primarily composed of small regional competitors who often lack the infrastructure and financial resources to support global customers. Given our diversity we generally do not compete with the same competitors in more than one of our business segments. We believe that our global scale and infrastructure help to build and maintain strong relationships with major customers.

Patents and Trademarks

We own numerous United States and foreign patents and trademarks. No individual patent or trademark is believed to be of such importance that its termination would have a material adverse effect on our businesses.

Manufacturing and Operations

Our manufacturing primarily consists of light assembly operations. However, we do have plastic injection molding, machining and automated welding and painting lines in certain businesses. We have implemented single piece flow methodology in most of our manufacturing plants, which reduces inventory levels, lowers “re-work” costs and shortens lead time to customers. We manufacture the majority of the products we sell, but strategically outsource components and finished goods from an established global network of qualified suppliers. Components are purchased from a variety of suppliers, including those in low cost countries such as China. We have built strong relationships with our key suppliers over many years, and while we single source many of our components, we believe that in most cases there are several qualified alternative sources.

Order Backlogs and Seasonality

Our Industrial, Energy and Electrical segments have relatively short order-to-ship cycles, while our OEM oriented Engineered Solutions segment has a longer cycle, and therefore typically has a larger backlog. We had an order backlog of approximately $163 million and $202 million at August 31, 2009 and 2008, respectively. Substantially all orders are expected to be completed prior to the end of fiscal 2010. Our consolidated sales are not subject to significant seasonal fluctuations. The decline in sales between the first and second quarters in fiscal 2009, as shown in the following table, was due to the overall economic slow-down and not seasonality.

Sales Percentages by Fiscal Quarter

	2009	2008
Quarter 1	30%	25%
Quarter 2	24%	24%
Quarter 3	23%	27%
Quarter 4	23%	24%

	100%	100%

Employees

At August 31, 2009, we employed approximately 5,900 people. Our employees are not subject to collective bargaining agreements, with the exception of approximately 120 U.S. production employees and certain international employees covered by government mandated collective labor agreements. We believe working relationships with our employees are good.

Environmental Matters

Our operations, like those of all industrial businesses, are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those regulating discharges of hazardous materials into the air and water, the storage and disposal of such materials and the clean-up of soil and groundwater contamination. Pursuant to certain environmental laws, a current or prior owner or operator of a site may be liable for the cost of an investigation and any remediation of contamination, while those who arrange for the disposal or treatment of hazardous materials may be liable for such costs at a disposal or treatment site, whether or not they owned or operated it. These laws impose strict, and under certain circumstances, joint and several liability.

We believe that we are in material compliance with applicable environmental laws. Compliance with these laws has and will require expenditures on an ongoing basis. Soil and groundwater contamination has been identified at a few facilities that we operate or formerly owned or operated. We are also a party to state and local environmental matters and have provided environmental indemnifications for certain divested business units, and as such retain responsibility for certain potential environmental liabilities.

Environmental expenses over the last three years have been less than $0.5 million per year. We believe that the costs for known environmental matters are not likely to have a material adverse effect on our financial position, results of operations or cash flows. Nevertheless, more stringent environmental laws, unanticipated or burdensome remedy requirements or discovery of previously unknown conditions could have a material adverse effect upon our financial position, results of operations or cash flows. Environmental remediation liabilities in our Consolidated Balance Sheets are not significant. For further information, see Note 17, “Contingencies and Litigation” in the Notes to Consolidated Financial Statements.

Other

For additional information regarding revenues, profits and total assets of each business segment, geographical financial information and information on customers, see Note 16, “Business Segment, Geographic and Customer Information” in the Notes to Consolidated Financial Statements.

Item 1A.    Risk Factors

Current worldwide economic conditions have adversely affected our industry, business and results of operations.

In 2008 and 2009, general worldwide economic conditions experienced a significant downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products, which would delay and lengthen sales cycles. We cannot accurately predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide, or in the specific end markets we serve. Several of our principal markets including the vehicle, industrial MRO, marine and electrical markets experienced a significant deterioration due to these economic effects, and as a consequence our business, financial condition and results of operations were adversely affected. Changes in these general economic conditions also impact the expense and cash requirements associated with our defined benefit pension plans, which invest in fixed income and equity securities to fund related benefit obligations. If declines in financial market conditions continue, funding requirements and expense for these defined benefit pension plans will increase, which could have a material adverse effect on future results of operations or liquidity.

Market demand for our products may suffer cyclical declines.

The level of market demand for our products depends on the general economic condition of the markets in which we compete. A portion of our revenues are derived from customers in cyclical industries that have been significantly and adversely affected by the recent downward economic cycle, which has resulted in significantly lower demand for products in the affected business segments. For example, we generate sales in the infrastructure, marine, retail electrical DIY, heavy-duty truck, RV and automotive markets. In particular, the economic downturn has led to significant pressure on numerous industries in the United States and globally, causing some of our customers to file for bankruptcy or announce significant restructuring actions in the midst of unprecedented declines in the production levels and consumer demand. Further declines in consumer demand could negatively impact our sales and our ability to collect accounts receivables from our customers. The recent downturn in the global economy has resulted in a material decrease in the demand for our products in a number of these markets. A prolonged downturn or additional deterioration in the conditions in any of these markets, as well as in any of the other industries in which we operate, could adversely affect our businesses. If consumer confidence continues to decline, consumer discretionary spending on vehicle purchases and remodeling and other construction projects would continue to be negatively impacted, adversely impacting our sales to customers in these markets.

Our restructuring program could negatively affect our financial performance.

In response to the deteriorating economic environment, we implemented various restructuring initiatives aimed at reducing our cost structure and improving operational performance. In fiscal 2009, we recorded restructuring charges of $24 million ($22 million included in selling, administrative and engineering expenses and $2 million included in cost of products sold) which included facility consolidations and workforce reductions to reduce costs in our business. We anticipate incurring an additional $10-12 million of restructuring charges in fiscal 2010 as we complete current restructuring efforts. However, unforeseen events may require additional restructuring costs. Although we expect that the related cost savings and realization of efficiencies will offset the restructuring related costs over time, we may not achieve the net benefits.

Our indebtedness could harm our operating flexibility and competitive position.

We have incurred, and may in the future incur, significant indebtedness in connection with acquisitions. We have, and will continue to have, a substantial amount of debt which will continue to require significant interest and principal payments. Our level of debt and the limitations imposed on us by our debt agreements could adversely affect our operating flexibility and put us at a competitive disadvantage. Our substantial debt level may adversely affect our future performance.

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

Our amended senior credit agreement and our other debt agreements contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in our being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. Borrowings under our amended senior credit facility are secured by most domestic personal property assets and are guaranteed by most of our domestic subsidiaries and by a pledge of the stock of most of our domestic subsidiaries and certain foreign subsidiaries. If borrowings under our amended senior credit facility were declared or became due and payable immediately as the result of an event of default and we were unable to repay or refinance those borrowings, the lenders could foreclose on the pledged assets and stock. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant decrease in our liquidity and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, when due, which could seriously harm our business.

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

Our international operations present special risks, primarily from currency exchange rate fluctuations, exposure to local economic and political conditions, export and import restrictions, controls on repatriation of cash and exposure to local political conditions. In particular, our results of operations have been significantly affected by fluctuations in foreign currency exchange rates, especially the euro and British pound. For example, since nearly half of our revenue is generated in Europe, the appreciation of the U.S. dollar against the euro and British pound in fiscal 2009 adversely impacted our results of operations due to the translation of non-U.S. dollar denominated revenues. In addition, there have been several proposals to reform international taxation rules in the United States. We earn a substantial portion of our income from international operations and therefore changes to United States international tax rules may have a material adverse effect on future results of operations or liquidity. To the extent that we expand our international presence, these risks may increase.

Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions or successfully integrate recent and future acquisitions.

A portion of our growth has come from strategic acquisitions of businesses. We plan to continue making acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategies in the past, our ability to successfully execute acquisitions will be impacted by a number of factors, including the availability of financing for acquisitions on terms acceptable to us, our ability to identify acquisition candidates and increased competition for acquisitions, which may increase acquisition costs and affect our ability to consummate acquisitions on favorable terms. The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Furthermore, even if successfully integrated, the acquired business may not achieve the results we expected or produce expected benefits in the time frame planned. Failure to continue with our acquisition strategy or successfully integrate the acquired businesses could have an adverse effect on our business, results of operations, liquidity and financial condition.

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

Certain of the acquisition agreements from past acquisitions require the former owners to indemnify us against certain liabilities related to the operation of each of their companies before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may not be able to meet their indemnification responsibilities. These indemnification provisions may not fully protect us, and as a result we may face unexpected liabilities that adversely affect our profitability and financial position.

Our goodwill and other intangible assets represent a substantial amount of our total assets.

Our total assets reflect substantial intangible assets, primarily goodwill. At August 31, 2009, goodwill and other intangible assets totaled approximately $1,062 million, or about 68% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could be required to recognize a non-cash charge to operating earnings for goodwill or other intangible asset impairment. Any significant goodwill or intangible asset impairment would negatively affect our financial condition and results of operations. During fiscal 2009, we recognized goodwill and intangible asset impairment charges of $26 million related to our RV business and $30 million related to our harsh environment electrical business. See Note 6 “Impairment Charges” in the Notes to the Consolidated Financial Statements for more information regarding goodwill and intangible asset impairments.

We may not be able to realize the anticipated benefits from acquired companies.

We may not be able to realize the anticipated benefits from acquired companies. Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the acquired business into our company. Factors that could affect our ability to achieve these benefits include:

•	difficulties in integrating and managing personnel, financial reporting and other systems used by the acquired businesses into our company;

•	the failure of acquired businesses to perform in accordance with our expectations;

•	failure to achieve anticipated synergies between our business units and the business units of acquired businesses;

•	the loss of acquired business customers; or

•	the loss of any of the key managers of acquired businesses.

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

We are subject to federal, state, local and foreign laws and regulations governing public and worker health and safety. Any violations of these laws by us could cause us to incur unanticipated liabilities that could harm our operating results. Pursuant to such laws, governmental authorities have required us to contribute to the cost of investigating or remediating, or to investigate or remediate, third party as well as currently or previously owned and operated sites. In addition, we provided environmental indemnities in connection with the sale of certain businesses and product lines. Liability as an owner or operator, or as an arranger for the treatment or disposal of hazardous substances, can be joint and several and can be imposed without regard to fault. There is a risk that our costs relating to these matters could be greater than what we currently expect or exceed our insurance coverage, or that additional remediation and compliance obligations could arise which require us to make material expenditures. In particular, more stringent environmental laws, unanticipated remediation requirements or the discovery of previously unknown conditions could materially harm our financial condition and operating results. We are also required to comply with various environmental laws and maintain permits, some of which are subject to discretionary renewal from time to time, for many of our businesses, and our business operations could be restricted if we are unable to renew existing permits or to obtain any additional permits that we may require.

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

We regard much of the technology underlying our services and products and the trademarks under which we market our products as proprietary. The steps we take to protect our proprietary technology may be inadequate to prevent misappropriation of our technology, or third parties may independently develop similar technology. We rely on a combination of patents, trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other contracts to establish and protect our technology and other intellectual property rights. The agreements may be breached or terminated, and we may not have adequate remedies for any breach, and existing trade secrets, patent and copyright law afford us limited protection. Policing unauthorized use of our intellectual property is difficult. A third party could copy or otherwise obtain and use our products or technology without authorization. Litigation may be necessary for us to defend against claims of infringement or to protect our intellectual property rights and could result in substantial cost to us and diversion of our efforts. Further, we might not prevail in such litigation which could harm our business.

Our products could infringe on the intellectual property of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.

Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims, and we may have to pay substantial damages, possibly including treble damages, if it is ultimately determined that our products infringe. We may have to obtain a license to sell our products if it is determined that our products infringe upon another party’s intellectual property. We might be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending these types of lawsuits takes significant time, may be expensive and may divert management attention from other business concerns.

Large or rapid increases in the costs of raw materials or substantial decreases in their availability could adversely affect our operations.

The primary raw materials that we use include steel, plastic resin, copper, brass, steel wire and rubber. Most of our suppliers are not currently parties to long-term contracts with us. Consequently, we are vulnerable to fluctuations in prices of such raw materials. If market prices for certain materials such as steel, plastic resin and copper rise, it could have a negative effect on our operating results and ability to manufacture our respective products on a timely basis. From time to time we have entered into derivative contracts to hedge our exposure to commodity risk, none of which derivative contracts have been material. Factors such as supply and demand, freight costs and transportation availability, inventory levels, the level of imports and general economic conditions may affect the prices of raw materials that we need. If we experience any significant increases in raw material prices, or if we are unable to pass along any increases in raw material prices to our customers, our results of operations could be adversely affected. In addition, an increasing portion of our products are sourced from low cost regions. Changes in export laws, taxes and disruptions in transportation routes could adversely impact our results of operations.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters is located in Butler, Wisconsin. As of August 31, 2009, the Company operated the following facilities (square footage in thousands):

	Number of Locations			Square Footage
		Distribution / Sales
	Manufacturing		Total	Owned	Leased	Total
Industrial	11	15	26	212	693	905
Energy	8	22	30	60	397	457
Electrical	13	18	31	868	978	1,846
Engineered Solutions	14	2	16	515	654	1,169

	46	57	103	1,655	2,613	4,377

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest locations are located in the United States, Germany, the United Kingdom, the Netherlands and China. We also maintain a presence in Australia, Austria, Brazil, Canada, Czech Republic, France, Hong Kong, Hungary, India, Italy, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Norway, Poland, Russia, Singapore, South Korea, Spain, Tunisia, Turkey and the United Arab Emirates. See Note 10 “Leases” in the Notes to the Consolidated Financial Statements for information with respect to our lease commitments.

Item 3.    Legal Proceedings

We are a party to various legal proceedings that have arisen in the normal course of business, including product liability, environmental, labor and patent claims.

We have recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date, the amount of the loss can be reasonably estimated and the loss is not covered by insurance. In our opinion, the resolution of these contingencies is not likely to have a material adverse effect on our financial condition, results of operation or cash flows. For further information refer to Note 17, “Contingencies and Litigation” in the Notes to Consolidated Financial Statements.

Item  4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The names, ages and positions of all of the executive officers of the Company as of August 31, 2009 are listed below.

Name	Age	Position
Robert C. Arzbaecher	49	President and Chief Executive Officer; Chairman of the Board
William L. Axline	61	Executive Vice President—Electrical Segment
William S. Blackmore	53	Executive Vice President—Engineered Solutions Segment
Gustav H.P. Boel	64	Executive Vice President; Director
Mark E. Goldstein	53	Executive Vice President and Chief Operating Officer
Brian K. Kobylinski	43	Executive Vice President—Industrial and Energy Segments
Andrew G. Lampereur	46	Executive Vice President and Chief Financial Officer

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

William L. Axline, Executive Vice President—Electrical Segment. Mr. Axline joined Actuant in January 2008 as Executive Vice President of the Electrical Segment. Prior to Actuant, Mr. Axline held the role of Executive Vice President, Chief Operating Officer of Fluidmaster, Inc. from 2003 to 2007. Prior to joining Fluidmaster, he served as President, Chief Executive Officer, of Distribution America, Inc. from 2001 to 2003 and held the role of Vice President, General Manager at Alltrade, Inc. from 1999 to 2000. Mr. Axline also had over 27 years of leadership experience with The Stanley Works,

William S. Blackmore, Executive Vice President—Engineered Solutions Segment . Mr. Blackmore has been the Executive Vice-President—Engineered Solutions Segment since fiscal year 2004. He joined the Company as leader of the Engineered Solutions-Americas business in fiscal year 2002. Prior to joining Actuant, he served as President of Integrated Systems—Americas at APW Ltd. from 2000 to 2001 and as President, Rexnord Gear and Coupling Products (“Rexnord”) from 1997 to 2000. Prior to 1997, Mr. Blackmore held various general management positions at Rexnord and Pillar Industries.

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

Mark E. Goldstein, Executive Vice President and Chief Operating Officer. Mr. Goldstein was appointed to the newly created position of Chief Operating Officer in fiscal 2007. He joined the Company in fiscal 2001 as the leader of the Gardner Bender business and was appointed Executive Vice President—Tools and Supplies in 2003. Prior to joining Actuant, he spent over 20 years in sales, marketing and operations management positions at The Stanley Works, most recently as President, Stanley Door Systems.

Brian K. Kobylinski, Executive Vice President—Industrial and Energy Segments. Mr. Kobylinski joined Actuant in 1993 and progressed through a number of management roles within Gardner Bender and Del City. In 2000, Mr. Kobylinski was named Vice President of Gardner Bender and led the business’ sales and marketing. He became Vice President of Business Development for Actuant in 2002 and was named Global Business Leader, Hydratight in 2005. In 2007, he was promoted to the position of Industrial and Energy Segment Leader. Prior to Actuant, Mr. Kobylinski was employed by Fort Howard Corporation and Federated Insurance.

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol ATU. At September 30, 2009, there were 2,367 shareholders of record of Actuant Corporation common stock. The high and low sales prices of the common stock were as follows for the previous two fiscal years:

Fiscal Year	Period	High	Low
2009	June 1, 2009 to August 31, 2009	$15.53	$10.20
	March 1, 2009 to May 31, 2009	13.43	7.02
	December 1, 2008 to February 28, 2009	20.18	9.92
	September 1, 2008 to November 30, 2008	34.10	13.69

2008	June 1, 2008 to August 31, 2008	$37.15	$28.28
	March 1, 2008 to May 31, 2008	36.73	26.18
	December 1, 2007 to February 29, 2008	35.12	24.25
	September 1, 2007 to November 30, 2007	35.09	28.07

In fiscal 2009, the Company declared a dividend of $0.04 per common share payable on October 15, 2009 to shareholders of record on September 30, 2009. In fiscal 2008, the Company declared a dividend of $0.04 per common share payable on October 15, 2008 to shareholders of record on September 30, 2008.

Performance Graph:

The graph below compares the cumulative 5-year total return of holders of Actuant Corporation’s common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Diversified Industrials index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from August 31, 2004 to August 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Actuant Corporation, The S&P 500 Index

And The Dow Jones US Diversified Industrials Index

* $100 invested on 8/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending August 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2009 Dow Jones & Co. All rights reserved.

	8/04	8/05	8/06	8/07	8/08	8/09
Actuant Corporation	$100.00	$112.05	$119.42	$161.75	$167.56	$75.16
S&P 500	100.00	112.56	122.56	141.11	125.38	102.50
Dow Jones US Diversified Industrials	100.00	103.25	106.88	130.70	103.78	66.24

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

	Year Ended August 31,
	2009	2008	2007	2006	2005
	(in millions, except per share data)
Statement of Earnings Data(1)(2):
Net sales	$1,240	$1,613	$1,436	$1,187	$967
Gross profit	415	561	477	399	313
Selling, administrative and engineering expenses	276	331	279	235	187
Restructuring charges	22	10	5	5	—
Impairment charges	31	—	—	—	—
Amortization of intangible assets	20	14	11	7	5
Operating profit	65	206	182	152	121
Earnings from continuing operations	24	120	103	91	71
Diluted earnings per share from continuing operations	0.40	1.88	1.66	1.48	1.20
Cash dividends per share declared	0.04	0.04	0.04	0.04	0.04

Balance Sheet Data (at end of period)(2):
Total assets	$1,568	$1,668	$1,501	$1,213	$996
Total debt	400	574	562	480	443

(1)	In fiscal 2009, we sold two businesses, Acme Aerospace and BH Electronics, Inc., whose results from operations are excluded from the selected financial data for all periods because their results are reported in discontinued operations.

(2)	We have completed various acquisitions that impact the comparability of the selected financial data presented in the above table. The results of operations for these acquisitions are included in the selected financial data for the period subsequent to their acquisition date. The following table summarizes the significant acquisitions that were completed during the last five years:

	Segment	Date Completed	Approximate Annual Sales(a)
			(in millions)
The Cortland Companies		September 2009	$100
Cortland Cable Company	Energy
Sanlo, Inc.	Engineered Solutions
Superior Plant Services, LLC	Energy	March 2008	25
Templeton, Kenly & Co, Inc.	Industrial	September 2007	35
BH Electronics, Inc. (b)	Electrical	July 2007	35
T.T. Fijnmechanica B.V.	Industrial	April 2007	10
Injectaseal Deutschland GmbH	Energy	January 2007	10
Veha Haaksbergen B.V.	Industrial	January 2007	5
Maxima Technologies	Engineered Solutions	December 2006	65
Actown-Electrocoil, Inc.	Electrical	August 2006	35
Precision Sure-Lock	Industrial	April 2006	25
D.L. Ricci	Energy	April 2006	25
B.E.P. Marine Ltd.	Electrical	December 2005	10
Hydratight Sweeney	Energy	May 2005	50
Hedley Purvis	Energy	January 2005	30
Key Components, Inc. (“KCI”)		December 2004	220
Power Distribution Products—Acme	Electrical
Aerospace & Defense—Acme (b)	Engineered Solutions
Air Handling / Turbocharger Components—Gits	Engineered Solutions
Electrical Utility—Turner Electric	Electrical
Flexible Shafts—B.W. Elliott	Engineered Solutions
Specialty Electrical	Electrical
A.W. Sperry Instruments	Electrical	December 2004	15
Yvel S.A.	Engineered Solutions	September 2004	20

(a)	Represents approximate annual sales at the time of the completion of the transaction.
(b)	Business was divested in fiscal 2009.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

As Discussed in Item 1, “Business,” we are a diversified global manufacturer of a broad range of industrial products and systems, organized into four reportable segments, Industrial, Energy, Electrical and Engineered Solutions. During the second quarter of fiscal 2009, our financial reporting segments were modified to reflect changes in the portfolio of businesses, due to acquisitions, as well as changes in business reporting lines. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, utility and harsh environment markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other industrial products.

Business Update

During fiscal 2009, most of the end markets that we serve saw sales declines as the overall economic environment continued to worsen. As a result of global economic uncertainties, significant declines in OEM production in vehicle and marine markets, decreased demand for electrical products, inventory destocking by industrial customers and delays in maintenance and capital projects in energy markets, we implemented various cost reduction programs across all four segments. These restructuring actions were initiated to reduce the impact of lower customer demand on our profitability. We incurred approximately $24 million of restructuring charges in fiscal 2009, closed or exited over twenty facilities and reduced headcount by approximately 20%. The significant deterioration of end market demand in the RV and harsh environment electrical markets also resulted in $58 million of non-cash goodwill and long-lived asset impairment charges during fiscal 2009. A summary of fiscal 2009 results and trends by segment are as follows:

Industrial: After a relatively strong first quarter of fiscal 2009 (core sales growth of 9%), economic conditions deteriorated dramatically, adversely impacting operating results in the Industrial segment during the remainder of fiscal 2009. Core sales declines, especially in the last two quarters of fiscal 2009, were broad based across the diverse end markets and geographic regions served. These declines in sales volumes coupled with restructuring charges and under-absorption of manufacturing overhead resulted in reduced year-over-year operating margins for the Industrial Segment.

Energy: Our Energy segment experienced sales growth in fiscal 2009 due to acquisitions (primarily the Cortland Companies) and core sales growth in the first three fiscal quarters. However, fourth quarter fiscal 2009 core sales declined 11% from the prior year, due to reduced demand in energy exploration markets and certain oil & gas installations deferring maintenance and capital projects. Operating margins in this segment have declined during fiscal 2009 as a result of unfavorable acquisition mix, reduced sales volumes and restructuring charges.

Electrical: Our Electrical segment experienced significant year-over-year core sales declines in each quarter of fiscal 2009 reflecting weak demand in retail DIY (due to sharp declines in consumer confidence), harsh environment electrical, transformer and utility markets. The significant sales declines necessitated considerable restructuring efforts to consolidate facilities, reduce headcount and exit low margin business. During the fourth quarter of fiscal 2009, we saw slight improvement in sales trends for the DIY channel and marine aftermarket (core sales were (19%) in the fourth quarter compared to (30%) in the third quarter) and an improvement in operating margins as benefits from restructuring programs were realized. During fiscal 2010, we will continue to focus on execution of restructuring programs in this segment to improve its operating performance.

Engineered Solutions: Our Engineered Solutions segment was hit hardest by the unfavorable economic conditions that existed throughout fiscal 2009. Significant declines in vehicle markets (including auto, truck, off-highway and specialty vehicle) have impacted this segment’s financial performance. The segment’s reduced operating margins were primarily due to lower sales volume, under-absorbed fixed overhead costs, non-cash impairment charges and restructuring charges. Significant restructuring actions have occurred in this segment, which are expected to improve margins and operating performance prospectively.

Despite these challenging economic conditions, we continued to generate substantial cash flow from operations, including $147 million during fiscal 2009. This cash flow, coupled with $125 million of net proceeds from the June 2009 follow-on equity offering and $38 million of net proceeds from the divestiture of two businesses more than offset the $239 million of cash used to fund acquisitions. Our priorities in fiscal 2010 include the continued strong execution of restructuring activities, investments in growth initiatives and cash flow generation.

Results of Operations

Historical Financial Data (in millions)

	2009		2008		2007
Statements of Earnings Data:
Net sales	$1,240	100%	$1,613	100%	$1,436	100%
Cost of products sold	825	67%	1,052	65%	959	67%

Gross profit	415	33%	561	35%	477	33%
Selling, administration and engineering expenses	277	22%	331	21%	279	19%
Restructuring charges	22	2%	10	1%	5	0%
Impairment charges	31	3%	—	0%	—	0%
Amortization of intangible assets	20	2%	14	1%	11	1%

Operating profit	65	5%	206	13%	182	13%
Financing costs, net	42	3%	36	2%	33	2%
Other income, net	—	0%	(3)	0%	—	0%

Earnings from continuing operations before income tax expense (benefit)	23	2%	173	11%	149	10%
Income tax (benefit) expense	(1)	0%	53	3%	46	3%

Earnings from continuing operations	24	2%	120	7%	103	7%
Earnings (loss) from discontinued operations, net of income taxes	(10)	-1%	3	0%	2	0%

Net earnings	$14	1%	$123	8%	$105	7%

Other Financial Data:
Depreciation	$31		$29		$25
Capital expenditures	21		44		31

The comparability of the operating results for the fiscal years ended August 31, 2009, 2008, and 2007 has been significantly impacted by acquisitions. The results of operations for acquired businesses are included in our results of operations only since their respective acquisition dates. See Note 2, “Acquisitions” in Notes to Consolidated Financial Statements for further discussion. In addition to the impact of acquisitions on operating results, currency translation rates can influence our reported results given that approximately half of our sales are denominated in currencies other than the US dollar. The strengthening of the US dollar in fiscal 2009 has unfavorably impacted results of operations due to the translation of non-US dollar denominated subsidiary results.

Consolidated net sales decreased by approximately $373 million, or 23%, from $ 1,613 million in fiscal 2008 to $1,240 million in fiscal 2009. Excluding the $64 million of sales from acquired businesses and the $94 million unfavorable impact of foreign currency exchange rate changes, fiscal 2009 consolidated core sales decreased approximately 23%. Consolidated net sales increased by approximately $177 million, or 12%, from $1,436 million in fiscal 2007 to $1,613 million in fiscal 2008. Excluding the $88 million of sales from acquired businesses and the $77 million favorable impact of foreign currency exchange rate changes, fiscal 2008 consolidated core sales increased approximately 1%. Changes in net sales at the segment level are discussed in further detail below.

Consolidated operating profit for fiscal 2009 was $65 million, compared with $206 million and $182 million for fiscal 2008 and 2007, respectively. In addition to the impact of economic conditions, the comparability between periods is impacted by acquisitions, the $31 million impairment charge included in continuing operations in fiscal 2009 and pre-tax restructuring charges of $24 million, $10 million and $5 million recognized in fiscal 2009, 2008 and 2007, respectively (see Note 4, “Restructuring” and Note 6 “Impairment Charges” in

Notes to Consolidated Financial Statements for further discussion). The changes in consolidated operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales (in millions)

	Year Ended August 31,
	2009	2008	2007
Industrial	$287	$375	$279
Energy	260	212	160
Electrical	364	496	521
Engineered Solutions	329	530	476

	$1,240	$1,613	$1,436

Fiscal 2009 compared to Fiscal 2008

Industrial Segment

Industrial segment net sales decreased by $88 million, or 23%, from $375 million for fiscal 2008 to $287 million for fiscal 2009. Foreign currency rate changes negatively impacted sales comparisons for fiscal 2009 by $17 million. Excluding foreign currency rate changes and sales from the Templeton, Kenly & Co., Inc. (Simplex) acquisition, core sales declined 17%. The core sales decline reflects a significant weakening of end market demand across all geographic regions and customer inventory destocking.

Energy Segment

Energy segment net sales increased by $48 million, or 22%, from $212 million for fiscal 2008 to $260 for fiscal 2009, reflecting core sales growth and the acquisitions of Superior Plant Services, LLC (“SPS”) in March 2008 and Cortland Cable Company (“Cortland”) in September 2008. Foreign currency rate changes on translated results negatively impacted sales comparisons for fiscal 2009 by $26 million. Excluding foreign currency rate changes and acquisitions, core sales increased 4% for fiscal 2009, reflecting increased market share and geographic expansion, which was partially offset by declining market conditions.

Electrical Segment

Electrical segment net sales decreased by $132 million, or 27%, from $496 million for fiscal 2008 to $364 million for fiscal 2009. Foreign currency rate changes negatively impacted sales comparisons for fiscal 2009 by $21 million. Excluding foreign currency rate changes, core sales declined 23%, the result of substantially weaker demand in essentially all markets, driven by the global economic slowdown. Additionally, year-over-year comparisons are negatively affected by the loss of certain business with a major North American DIY customer during the second half of fiscal 2008.

Engineered Solutions Segment

Engineered Solutions segment net sales decreased by $201 million, or 38%, from $530 million for fiscal 2008 to $329 million for fiscal 2009. Foreign currency rate changes negatively impacted sales comparisons for fiscal 2009 by $30 million. Excluding foreign currency rate changes and sales from the Sanlo acquisition, core sales declined 37% for fiscal 2009. The core sales decline reflects sharply lower demand from vehicle OEMs serving the truck, automotive, RV, off-highway, construction and agricultural markets. Weak economic conditions globally and our customers’ inventory destocking resulted in a substantial reduction in customer production levels and adversely impacted our sales.

Fiscal 2008 compared to Fiscal 2007

Industrial Segment

Industrial segment net sales in fiscal 2008 increased approximately $96 million, or 34%, to $375 million from $279 million in fiscal 2007. Excluding sales from the three acquisitions completed since the beginning of fiscal 2007 and the $17 million favorable impact of foreign currency rate changes, core sales grew 12% in 2008. The sales increase reflects a continuation of strong global demand for high force hydraulic and mechanical tools provided across all markets served, along with modest price increases.

Energy Segment

Energy segment net sales for 2008 increased approximately $52 million, or 32%, to $212 million from $160 million in fiscal 2007, reflecting core sales growth and sales added from the two acquisitions completed since the beginning of fiscal 2007. Excluding acquisitions and the $5 million favorable impact of foreign currency rate changes, core sales increased 18%, reflecting market share gains and continued strong demand for our joint integrity products, rental assets and manpower services across the global energy market.

Electrical Segment

Electrical segment net sales in fiscal 2008 decreased approximately $25 million, to $496 million from $521 million in fiscal 2007. Excluding the $24 million favorable impact of foreign currency rate changes, core sales declined 9% in 2008, the result of lower demand in the retail DIY, transformer and marine markets. Approximately 65% of the Electrical segment sales are generated in North America, where economic conditions started to weaken since August 31, 2007, partially reflecting a sharp decline in consumer confidence. Year-over-year comparisons were also negatively affected by the loss of business with a major North American DIY customer and our strategic decision to exit low margin products in our European Electrical business.

Engineered Solutions Segment

Engineered Solutions segment net sales in fiscal 2008 increased approximately $54 million, or 11%, to $530 million from $476 million in fiscal 2007. Excluding the $32 million favorable impact of foreign currency rate changes and sales added from the Maxima Technologies acquisition, core sales were flat. This reflected the net impact of lower vehicle market sales volume, offset by strong demand in the container hardware and truck markets. Vehicle market sales volume declined as a result of lower sales to RV OEM’s due to weak consumer demand, which was partially offset by strong truck demand in Europe.

Operating Profit (in millions)

	Year Ended August 31,
	2009	2008	2007
Industrial	$67	$114	$86
Energy	44	48	35
Electrical	1	24	37
Engineered Solutions	(28)	51	45
General Corporate	(19)	(31)	(21)

	$65	$206	$182

Fiscal 2009 compared to Fiscal 2008

Industrial Segment

Industrial segment operating profit decreased by $47 million, or 41%, from $114 million for fiscal 2008 to $67 million for fiscal 2009. Excluding the Simplex acquisition and the unfavorable impact of foreign currency rate changes, operating profit declined by 35% for fiscal 2009. This decline was due to lower sales, $4 million of restructuring charges and reduced profit margins, the latter of which resulted from unfavorable product mix and lower absorption of manufacturing costs due to lower production levels.

Energy Segment

Energy segment operating profit decreased by $4 million, or 8%, from $48 million for fiscal 2008 to $44 million for fiscal 2009. Excluding the SPS and Cortland acquisitions and the unfavorable impact of foreign currency rate changes, operating profit for fiscal 2009 decreased 3%, which was primarily the result of $1 million of restructuring charges.

Electrical Segment

Electrical segment operating profit decreased by $23 million from $24 million for fiscal 2008 to $1 million for fiscal 2009. Fiscal 2009 operating profit was adversely impacted by $5 million of non-cash impairment charges related to the harsh environment electrical business and $10 million of restructuring charges. Similarly, fiscal 2008 operating profit included $10 million of European Electrical restructuring charges. Excluding these charges, the decline in operating profit for fiscal 2009 resulted from lower sales volumes and profit margins.

Engineered Solutions Segment

Engineered Solutions segment operating profit decreased by $79 million from $51 million for fiscal 2008 to an operating loss of $28 million for fiscal 2009. The operating results for fiscal 2009 was adversely impacted by $8 million of restructuring costs and a $27 million non-cash RV goodwill and intangible asset impairment charge. Fiscal 2009 operating results were also significantly impacted by lower sales and production levels (resulting in decreased absorption of fixed costs) and the unfavorable impact of foreign currency rate changes.

General Corporate

General Corporate expenses decreased by $12 million, or 39%, from $31 million for fiscal 2008 to $19 million for fiscal 2009 due to lower incentive compensation expense, headcount reductions and the benefit of other General Corporate cost reduction efforts.

Fiscal 2008 compared to Fiscal 2007

Industrial Segment

Industrial segment operating profit in fiscal 2008 increased approximately $28 million, or 32%, to $114 million from $86 million in fiscal 2007. Excluding the favorable impact of foreign currency rate changes, operating profit rose by 25%. Operating profit grew as a result of increased sales volumes from existing businesses, higher production levels resulting in increased absorption of fixed costs, customer price increases, acquisitions, operating efficiencies resulting from continuous improvement initiatives and the favorable impact of foreign exchange rates. Partially offsetting these improvements were unfavorable sales and acquisition mix, higher intangible asset amortization and incentive compensation expense, increased raw material costs and investments in sales and marketing initiatives.

Energy Segment

Energy segment operating profit in fiscal 2008 increased approximately $13 million, or 37%, to $48 million from $35 million in fiscal 2007. Excluding the favorable impact of foreign currency rate changes, operating profit rose by 32%. Operating profit grew as a result of acquisitions, increased sales volumes in existing businesses, favorable sales mix and operating efficiencies, which were partially offset by higher intangible amortization, incentive compensation and investments in growth initiatives.

Electrical Segment

Electrical segment operating profit was $24 million in fiscal 2008, a $13 million decline from fiscal 2007. Excluding the favorable impact of foreign currency rate changes on translated results, operating profit declined by 19%. The lower profit resulted from lower sales, decreased production levels, European Electrical restructuring costs and other downsizing costs and unfavorable sales mix.

Engineered Solutions Segment

Engineered Solutions operating profit increased by $6 million, or 13%, from $45 million in fiscal 2007 to $51 million for fiscal 2008. The operating profit growth was due to higher sales volumes, the Maxima acquisition, customer price increases, the favorable impact of foreign currency rate changes and increased low cost country sourcing. Partially offsetting these items were facility consolidation costs, material cost increases and higher incentive compensation expense.

General Corporate

General Corporate expenses increased by approximately $10 million, to $31 million in fiscal 2008, the result of business expansion, higher incentive compensation and training expenses, tax consulting fees and start-up costs related to our new facility in Taicang, China.

Restructuring Charges

During 2009, we committed to various restructuring initiatives including workforce reductions, plant consolidations, the continued movement of production and product sourcing to low cost countries and the centralization of certain support functions. The total restructuring charges for these activities were $24 million for fiscal 2009. We estimate we will incur an additional $10-$12 million of restructuring charges in fiscal 2010. We believe these restructuring actions will better align our resources with strategic growth opportunities, optimize existing manufacturing capabilities, improve our overall cost structure and deliver increased free cash flow and profitability. See Note 4, “Restructuring” in the Notes to the Consolidated Financial Statements for further discussion on restructuring charges.

During the second quarter of fiscal 2008, we completed a specific restructuring plan in our European Electrical business (Electrical segment), at a cumulative pre-tax cost of $21 million.

Impairment Charges

Significant adverse developments in the RV market during the first quarter of fiscal 2009, including sharply lower wholesale motorhome shipments by OEMs, decreased consumer confidence and the lack of financing available to RV dealers and retail customers negatively impacted the financial results of our RV business. As a result, during the first quarter of fiscal 2009, we recognized a $27 million non-cash impairment charge related to the goodwill and long-lived assets of the RV business. Poor economic conditions, low consumer confidence, increased unemployment and tight credit markets have negatively impacted consumer discretionary spending, resulting in a substantial reduction in recreational boating industry sales. OEM boat builders responded to the sharp drop in demand and high levels of finished goods inventory by suspending operations as well as eliminating brands and permanently closing facilities. As a result, in the third quarter of fiscal 2009, we recognized a $32 million non-cash asset impairment charge ($5 million included in continuing operations and $27 million included in discontinued operations) related to the goodwill, indefinite lived intangibles and long-lived assets of the harsh environment electrical businesses (included in the Electrical Segment). See Note 6, “Impairment Charges” in the Notes to the Consolidated Financial Statements for further discussion.

Financing Costs, Net

All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our segments. The $6 million year-over-year increase in financing costs in fiscal 2009 reflected higher debt levels resulting from acquisitions, higher borrowing spreads pursuant to the amended credit agreement, as well as the write-off of $2 million of deferred financing costs due to the early extinguishment of our credit agreement term loan in the fourth quarter of fiscal 2009.

Income Tax Expense

Our income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, tax minimization planning and our ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for fiscal 2009 was (2.0%), compared to 31.0% and 30.7% in fiscal 2008 and 2007, respectively. The decrease in the effective tax rate in fiscal 2009, relative to the prior years, reflects the tax benefit on the impairment charges (Note 6, “Impairment Charges”) and restructuring charges (Note 4, “Restructuring”) being recognized at the domestic tax rate which is higher than our consolidated global effective tax rate. In addition, the effective income tax rate for fiscal 2009 includes the benefit of income tax reserve adjustments resulting from settling tax audits for amounts less than previously accrued and the lapsing of various tax statutes of limitations.

Discontinued Operations

Discontinued operations reflect the results of the Acme Aerospace and BH Electronics, Inc. businesses, which were divested in the fourth quarter of fiscal 2009 for net cash proceeds of $38 million. See Note 3 “Discontinued Operations” in the Notes to the Consolidated Financial Statements for further information. The following table summarizes the results of discontinued operations for the divested businesses (in millions):

	Year Ended August 31,
	2009	2008	2007
Net sales	$24	$51	$23

Net gain on disposal	18	—	—
Earnings (loss) from operations of divested businesses (1)	(31)	5	3
Income tax expense (benefit)	(3)	2	1

Earnings (loss) from discontinued operations, net of income tax	$(10)	$3	$2

(1)	The loss from operations of divested businesses for the year ended August 31, 2009 includes $27 million of non-cash asset impairment charges related to BH Electronics.

Liquidity and Capital Resources

The following table summarizes the cash flow attributable to operating, investing and financing activities for the three years ended August 31, 2009 (in millions):

	Year Ended August 31,
	2009	2008	2007
Net cash provided by operating activities	$147	$170	$177
Net cash used in investing activities	(221)	(140)	(190)
Net cash provided by (used in) financing activities	(30)	5	72
Effect of exchange rates on cash	(7)	1	2

Net increase (decrease) in cash and cash equivalents	$(111)	$36	$61

Effective cash flow management during fiscal 2009 resulted in substantial cash flow from operating activities of $147 million and an improved financial position at August 31, 2009. Operating cash flows benefited from lower working capital requirements, especially accounts receivable, given the decline in sales levels. During fiscal 2009, cash flows from operations, along with the $125 million proceeds from the follow-on equity offering and $38 million of proceeds from the divestiture of two businesses funded $239 million of strategic acquisitions (including the acquisition of the Cortland Companies), $21 million of capital expenditures and a net reduction in debt of $147 million.

In fiscal 2008, we generated $170 million of cash from operating activities, driven by net earnings of $122 million, which included non-cash expenses (principally depreciation and amortization) of $57 million. The net earnings were somewhat offset by additional working capital requirements of $9 million. These operating cash flows funded our $44 million of capital expenditures and $110 million of capital deployment in two strategic acquisitions. Cash provided by financing activities was $5 million in fiscal 2008, consisting primarily of proceeds and the related tax benefits from stock option exercises. Borrowings on the revolving credit facility during fiscal 2008 were repaid by August 31, 2008.

In fiscal 2007, cash and cash equivalents increased $61 million as a result of strong free cash flow conversion. Record cash flows from operating activities of $177 million and the $72 million of cash provided from financing activities funded the $31 million of capital expenditures and the $163 million we paid to consummate strategic acquisitions. Operating cash flows benefited from $104 million of net earnings including $51 million of non-cash expenses and a $22 million reduction in working capital. The financing activities in fiscal 2007 primarily included proceeds from term loans and the $250 million Senior Note offering, offset by repayments of term loans.

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

	August 31, 2009		August 31, 2008
	$	PWC %	$	PWC %
Accounts receivable, net	$156		$227
Accounts receivable securitization	37		53

Total accounts receivable	193	16%	280	17%
Inventory, net	161	14%	215	13%
Accounts payable	(108)	(9%)	(167)	(10%)

Net primary working capital	$246	21%	$328	20%

Our net primary working capital percentage increased slightly year-over-year from 20% to 21% primarily as a result of the significant decrease in sales during the three months ended August 31, 2009 relative to the comparable period in the prior year. Despite the minor increase in PWC percentage, significant progress was made during fiscal 2009 to reduce working capital including a reduction in both accounts receivable and inventory. Accounts receivable balances, including amounts outstanding on the accounts receivable securitization facility, decreased $87 million during fiscal 2009 as a result of lower sales levels and increased collection efforts, while inventory levels declined $54 million during the same period, as a result of lower production levels and our efforts to destock inventory as demand in end markets slowed. The reduction in inventory levels also lead to a decrease in purchasing activity and trade accounts payable balances, which declined $59 million in fiscal 2009.

Liquidity

On June 10, 2009, we amended our existing Senior Credit Facility to provide additional flexibility with respect to financial covenants. The amendment modified certain terms and financial covenants, increased the borrowing spread through November 30, 2009 (from LIBOR plus 2.50% to LIBOR plus 3.75%, with subsequent increases or decreases based on the actual leverage ratio), increased the non-use fee to 0.5% and is secured by substantially all of our domestic personal property assets. The amended Senior Credit Facility, which matures on November 10, 2011, maintained the original borrowing capacity with a $400 million revolving credit facility and $115 million term loan (the term loan was repaid in the fourth quarter of 2009 with proceeds from the follow-on equity offering). The two financial covenants included in the amended Senior Credit Facility agreement are a maximum leverage ratio (which was increased from its then current limit of 3.5:1 to 4.0:1 through August 31, 2009 and to 4.5:1 through February 28, 2010, declining quarterly to 3.5:1 by November 30, 2010) and a minimum fixed charge coverage ratio (which was reduced from 1.75:1 to 1.65:1). We were in compliance with all debt covenants as of August 31, 2009, and based on our forecast, continued compliance is expected through the term of the agreement. Our ability to comply with the covenants in the future depends on the global economy, credit market conditions and other factors.

Holder’s of our 2% Convertible Notes have the option to require us to repurchase all or a portion of the 2% Convertible Notes for cash on November 15, 2010, November 15, 2013 and November 15, 2018 at a repurchase price equal to 100% of the principal amount of the notes, plus accrued interest. If certain conditions are met, holders may also convert the 2% Convertible Notes into shares of our common stock prior to the scheduled maturity date. In addition, we may redeem all or part of the 2% Convertible Notes on or after November 20, 2010 at a cash redemption price equal to 100% of the principal amount, plus accrued interest. Any repurchases of 2% Convertible Notes will be funded through existing cash and cash equivalents and availability under the Senior Credit Facility. In August 2009, we repurchased $9 million of 2% Convertible Notes, for cash.

At August 31, 2009 we had $11 million of cash and cash equivalents and $286 million of available liquidity under our Senior Credit Facility. We believe that the availability under the Senior Credit Facility, combined with our existing cash on hand and funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future. Senior Credit Facility borrowings increased subsequent to August 31, 2009 to fund the increased working capital requirements associated with the expiration of our accounts receivable securitization program on September 8, 2009 (see Note 5, “Accounts Receivable Securitization”) and the repurchase of an additional $23 million of 2% Convertible Notes (see Note 8, “Debt”).

Seasonality and Working Capital

We have met our working capital and capital expenditure requirements through a combination of operating cash flow and availability under our Senior Credit Facility. Although there are modest seasonal factors within certain of our businesses, on a consolidated basis, we do not experience material changes in seasonal working capital or capital resource requirements.

Our receivables are derived from a diverse customer base in a number of industries. We have no single customer which generated 5% or greater of fiscal 2009 net sales.

Capital Expenditures

The majority of our manufacturing activities consist of the assembly of components which are sourced from a variety of vendors. We believe that our capital expenditure requirements are not as extensive as many other industrial companies given the assembly nature of our operations. Capital expenditures were $21 million, $44 million and $31 million in fiscal 2009, 2008 and 2007, respectively. Capital expenditures have historically been funded by operating cash flows and borrowings under the Senior Credit Facility. Reduced capital expenditures in fiscal 2009 resulted from a focused strategy to manage cash flows. Fiscal 2008 capital expenditures were unusually high and related to the construction of a $15 million manufacturing facility in Taicang, China. Capital expenditures for fiscal 2010 are expected to be approximately $25 million.

Commitments and Contingencies

We lease certain facilities, computers, equipment and vehicles under various operating lease agreements, generally over periods from one to twenty years. Under most arrangements, we pay the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable us to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. See Note 10, “Leases,” in the Notes to Consolidated Financial Statements and the “Contractual Obligations” table below for further information.

We are contingently liable for certain lease agreements held by businesses included in our former Electronics segment, which was spun-off to shareholders in fiscal 2000. Some of these businesses were subsequently sold to third parties. If any of these businesses do not fulfill their obligations under the leases, we could be liable for such leases. The present value of future minimum lease payments for these leases was $5 million at August 31, 2009.

We had outstanding letters of credit of $9 million and $6 million at August 31, 2009 and 2008, respectively, the majority of which secure self-insured workers compensation liabilities.

Off-Balance Sheet Arrangements

As more fully discussed in Note 5, “Accounts Receivable Securitization” in the Notes to Consolidated Financial Statements, we were party to an accounts receivable securitization arrangement at August 31, 2009. Trade receivables sold and being serviced by us were $37 million and $53 million at August 31, 2009 and 2008, respectively. We did not renew the accounts receivable securitization program on its scheduled maturity date of September 8, 2009 and, as a result, we utilized the Senior Credit Facility to finance the corresponding $37 million growth in accounts receivable.

Contractual Obligations

The timing of payments due under our contractual commitments is as follows (in millions):

	Payments Due
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt	$—	$118	$33	$—	$—	$249	$400
Interest on long-term debt	21	19	17	17	17	48	139
Operating leases	21	14	11	9	8	28	91

	$42	$151	$61	$26	$25	$325	$630

The above table excludes potential payments for acquisition earn-out payments, as the exact amount and timing of payments is not known. We made earn-out payments on past acquisitions totaling $1 million, $5 million, and $2 million in fiscal 2009, 2008 and 2007, respectively. For further information see Note 2, “Acquisitions” in the Notes of the Consolidated Financial Statements.

We have long-term obligations related to our deferred compensation, pension and postretirement plans at August 31, 2009. Our expected future contributions to these plans are provided in Note 11, “Employee Benefit Plans” in the Notes of the Consolidated Financial Statements.

The contractual obligation schedule for long-term debt assumes we will call the remaining 2% Convertible Notes or will have the notes put back to us in 2011. For further information, see Note 8, “Debt.” Interest for floating rate debt instruments, as calculated above, assumes August 31, 2009 interest rates remain constant.

Our purchase obligations generally relate to amounts due under contracts with third party service providers. These contracts are primarily for real estate leases, information technology services, including software and hardware support services and leases and telecommunications services. Those purchase obligations, such as leases, that are not cancelable are included in the table. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor, and as such, they are excluded from the contractual obligations table.

As discussed in Note 12 “Income Taxes” in the Notes of the Consolidated Financial Statements, we have unrecognized tax benefits of $29 million and $30 million at August 31, 2009 and 2008, respectively. The liability for unrecognized tax benefits was not included in the table of contractual obligations above because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated at this time.

Raw Material Costs and Inflation

We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin and copper, are subject to price fluctuations, which could have a negative impact on our results. We strive to offset such cost inflation by price increases to customers and driving operational cost reductions and improvement. We also selectively utilize commodity derivative contracts to hedge against changing raw material prices. However we did not have any significant derivative contracts in place at August 31, 2009 or 2008. See our Risk Factors for additional information on the Company’s commodity risks.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows.

Inventories:    Inventories are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 22% and 21% of total inventories at August 31, 2009 and 2008, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the Consolidated Balance Sheet by approximately $5 million and $7 million at August 31, 2009 and 2008, respectively. We perform an analysis of the historical sales usage of the individual inventory items on hand and a reserve is recorded to adjust inventory cost to market value. The inventory valuation assumptions used are based on historical experience. We believe that such estimates are made based on consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.

Goodwill and Long-Lived Assets:    Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on our judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, we use a discounted cash flow model. The estimated fair value is compared with the carrying amount of the reporting unit, including goodwill. The annual impairment testing performed at August 31, 2009 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount and, as such, no impairment existed. Indefinite lived intangible assets are also subject to annual impairment testing. On an annual basis, the fair value of the indefinite lived assets, based on a relief of royalty model, are evaluated to determine if an impairment charge is required. We also review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, we perform undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Refer to Note 6 “Impairment Charges” in the Notes to the Consolidated Financial Statements for further discussion on impairment charges recognized in fiscal 2009.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While we believe our judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

Employee Benefit Plans:    We provide a variety of benefits to employees and former employees, including in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on an August 31 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return and health care cost trend rates. The discount rate is based on the interest rate of non-callable high-quality corporate bonds, with appropriate consideration of local market factors, participant demographics and benefit payment terms. At August 31, 2009 and 2008, the weighted-average discount rate on domestic benefit plans was 5.60% and 6.50%, respectively. A change in the discount rate by 25 basis points would impact domestic benefit plan expense in fiscal 2010 by less than $0.1 million. At August 31, 2009 and 2008, the weighted-average discount rate on foreign benefit plans was 5.53% and 5.59%, respectively. In estimating the expected return on plan assets, we consider the historical returns on plan assets, forward-looking considerations, inflation assumptions and the impact of the management of the plans’ invested assets. Domestic benefit plan assets consist primarily of participating units in common stock, index funds and bond funds. The expected return on domestic benefit plan assets was 8.25% and 8.50% at August 31, 2009 and 2008, respectively. A 25 basis point change in this assumption would impact fiscal 2010 domestic benefit plan expense by less than $0.1 million. Due to the low amount of foreign benefit plan assets, changes in the expected return on plan assets does not materially impact our results of operations.

We review actuarial assumptions on an annual basis and make modifications based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. Based on information provided by independent actuaries and other relevant sources, we believe that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows. See Note 11, “Employee Benefit Plans” for further discussion.

Income Taxes:    We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense also reflects best estimates and assumptions regarding, among other things, the level of future taxable income and the effect of various tax planning strategies. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded.

Use of Estimates:    We record reserves or allowances for customer returns and discounts, doubtful accounts, inventory, incurred but not reported medical claims, environmental matters, warranty claims, workers compensation claims, product and non-product litigation and incentive compensation. These reserves require the use of estimates and judgment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We believe that such estimates are made on a consistent basis and with appropriate assumptions and methods. However, actual results may differ from these estimates under different assumptions or conditions.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. We adopted SFAS No. 157 on September 1, 2008; see Note 9, “Fair Value Measurement” for disclosures required under SFAS No. 157. We have not adopted SFAS No. 157 for non-financial assets and liabilities as permitted by FASB Staff Position FAS 157-2, which provides a deferral of such provisions until our 2010 fiscal year.

In June 2008, the FASB issued Staff Position on EITF Issue 03-6-1 (“FSP 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP 03-6-1 requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends be considered participating securities in undistributed earnings with common shareholders. This staff position is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. We are in the process of evaluating the impact that will result from adopting FSP 03-6-1 on our results of operations and financial disclosures when the standard is adopted during the first quarter of fiscal 2010.

Effective September 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115,” which permits a company to choose to measure eligible items at fair value at specified election dates. We have not elected the fair value option for any of our financial assets or financial liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The adoption of SFAS No. 161 on December 1, 2008 did not have any impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for a noncontrolling interest (minority interest) in a subsidiary, requires expanded disclosures and changes in the way the consolidated income statement is presented. SFAS No. 160 will be effective for us beginning in fiscal 2010. The adoption of SFAS No. 160 is not expected to have a significant impact on the consolidated financial statements.

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s nonconvertible debt borrowing rate. Our convertible debt may not be settled in cash upon conversion and therefore the adoption of FSP APB 14-1 in fiscal 2010 will not impact the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will change our accounting treatment for business combinations made in fiscal 2010 and subsequent years.

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

Currency Risk—We have exposure to foreign currency exchange fluctuations. Approximately 51%, 53% and 49% of our revenues for the years ended August 31, 2009, 2008 and 2007, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 58% were denominated in euro, with the remainder denominated in British pounds and various Asian and other currencies. Our identifiable foreign currency exchange exposure results primarily from the anticipated purchase of product from affiliates and third party suppliers and from the repayment of intercompany loans between subsidiaries denominated in foreign currencies. We periodically identify areas where we do not have naturally occurring offsetting positions and then may purchase hedging instruments to protect against anticipated exposures. At August 31, 2009 and 2008, there are no material hedging instruments related to the purchase of products from affiliates and third party suppliers. Our financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables and receivables.

Interest Rate Risk—We have earnings exposure related to interest rate changes on our outstanding floating rate debt instruments that are based on LIBOR interest rates. We have periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. A 25 basis point increase or decrease in the applicable interest rates on our variable rate debt at August 31, 2009 would result in a change in financing costs, net of approximately $0.1 million on an annual basis.

Commodity Risk—We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin and copper, are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and utilize LEAD initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. We also selectively utilize commodity derivative contracts to hedge against changing raw material prices. We did not have any significant derivative contracts in place at August 31, 2009 or 2008 to hedge exposure to commodity risk.

Item 8.	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Actuant Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Actuant Corporation and its subsidiaries at August 31, 2009 and August 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended August 31 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for liabilities related to unrecognized tax benefits in 2008.

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

As described in management’s report on internal control over financial reporting appearing under Item 9A, management has excluded The Cortland Companies from its assessment of internal control over financial reporting as of August 31, 2009 because it was acquired by the Company in a purchase business combination during the year ended August 31, 2009. We have also excluded The Cortland Companies from our audit of internal control over financial reporting. The Cortland Companies are wholly-owned subsidiaries whose total assets and total revenues represent 16% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2009.

/S/ PRICEWATERHOUSECOOPERS LLP

Milwaukee, WI

October 28, 2009

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Year Ended August 31,
	2009	2008	2007
Net sales	$1,239,798	$1,613,190	$1,436,212
Cost of products sold	825,124	1,052,141	959,435

Gross profit	414,674	561,049	476,777
Selling, administrative and engineering expenses	275,751	330,609	278,424
Restructuring charges	22,426	10,473	5,395
Impairment charges	31,321	—	—
Amortization of intangible assets	19,724	13,933	10,555

Operating profit	65,452	206,034	182,403
Financing costs, net	41,849	36,409	33,001
Other expense (income), net	209	(2,991)	782

Earnings from continuing operations before income tax expense (benefit) and minority interest	23,394	172,616	148,620
Income tax (benefit) expense	(474)	53,416	45,632
Minority interest, net of income taxes	17	22	(43)

Earnings from continuing operations	23,851	119,178	103,031
Earnings (loss) from discontinued operations, net of income taxes	(10,128)	3,366	1,921

Net earnings	$13,723	$122,544	$104,952

Earnings from continuing operations per share:
Basic	$0.41	$2.14	$1.88
Diluted	$0.40	$1.88	$1.66

Earnings per share:
Basic	$0.24	$2.20	$1.92
Diluted	$0.24	$1.93	$1.69

Weighted average common shares outstanding:
Basic	58,047	55,813	54,751
Diluted	66,064	64,833	63,628

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	August 31,
	2009	2008
A S S E T S
Current Assets
Cash and cash equivalents	$11,385	$122,549
Accounts receivable, net	155,520	226,564
Inventories, net	160,656	215,391
Deferred income taxes	20,855	11,870
Prepaid expenses and other current assets	15,246	16,092

Total Current Assets	363,662	592,466
Property, Plant and Equipment
Land, buildings, and improvements	61,649	48,496
Machinery and equipment	254,591	254,262

Gross property, plant and equipment	316,240	302,758
Less: Accumulated depreciation	(187,122)	(168,208)

Property, Plant and Equipment, net	129,118	134,550
Goodwill	711,522	639,862
Other Intangibles, net	350,249	292,359
Other Long-term Assets	13,880	9,145

Total Assets	$1,568,431	$1,668,382

L I A B I L I T I E S AND S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities
Short-term borrowings	$4,964	$339
Trade accounts payable	108,333	166,863
Accrued compensation and benefits	30,079	59,023
Income taxes payable	20,578	24,867
Other current liabilities	71,140	60,033

Total Current Liabilities	235,094	311,125
Long-term Debt, less Current Maturities	400,135	573,818
Deferred Income Taxes	117,335	99,634
Pension and Postretirement Benefit Liabilities	37,662	27,641
Other Long-term Liabilities	30,835	26,658
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 84,000,000 shares, issued and outstanding 67,718,207 and 56,002,228 shares, respectively	13,543	11,200
Additional paid-in capital	(188,644)	(324,898)
Retained earnings	947,070	936,055
Accumulated other comprehensive (loss) income	(24,599)	7,149
Stock held in trust	(1,766)	(2,081)
Deferred compensation liability	1,766	2,081

Total Shareholders’ Equity	747,370	629,506

Total Liabilities and Shareholders’ Equity	$1,568,431	$1,668,382

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2009	2008	2007
Operating activities
Net earnings	$13,723	$122,544	$104,952
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	51,978	44,709	35,974
Amortization of debt discount and debt issuance costs	4,531	1,372	2,413
Impairment charges	58,274	—	—
Stock-based compensation expense	8,609	6,847	5,475
Net gain on disposal of businesses	(15,831)	—	—
(Gain)/Loss on disposal of assets	1,585	(1,576)	(1,182)
Provision (benefit) for deferred income taxes	(17,847)	5,912	8,341
Changes in components of working capital and other:
Accounts receivable	87,052	(13,929)	(2,261)
Accounts receivable securitization	(15,837)	(3,576)	6,460
Inventories	57,963	(5,697)	(4,900)
Prepaid expenses and other assets	1,075	429	(1,024)
Trade accounts payable	(61,932)	7,586	14,740
Income taxes payable	(9,180)	(576)	(646)
Other liabilities	(17,448)	6,052	8,768

Cash provided by operating activities	146,715	170,097	177,110

Investing activities
Proceeds from sale of property, plant and equipment	1,862	14,065	4,570
Proceeds from sale of businesses, net of transaction costs	38,455	—	—
Capital expenditures	(21,454)	(44,407)	(31,491)
Business acquisitions, net of cash acquired	(239,422)	(110,109)	(162,981)

Cash used in investing activities	(220,559)	(140,451)	(189,902)

Financing activities
Net borrowings (repayments) on revolver and short-term borrowings	16,657	246	(80,355)
Principal repayments on term loans and other debt	(270,000)	(1,015)	(251,737)
Proceeds from issuance of term loans	115,000	—	155,737
Proceeds from Senior Note offering, net of discount	—	—	249,039
Principal repayments on 2% Convertible Notes	(9,100)	—	—
Debt issuance costs	(9,158)	(265)	(4,599)
Proceeds from equity offering, net of transaction costs	124,781	—	—
Stock option exercises, tax benefits and other	4,024	8,294	6,279
Cash dividend	(2,251)	(2,221)	(2,187)

Cash provided by (used in) financing activities	(30,047)	5,039	72,177

Effect of exchange rate changes on cash	(7,273)	1,184	1,636

Net increase (decrease) in cash and cash equivalents	(111,164)	35,869	61,021
Cash and cash equivalents—beginning of year	122,549	86,680	25,659

Cash and cash equivalents—end of year	$11,385	$122,549	$86,680

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Shares	Amount
Balance at August 31, 2006	54,590	$10,920	$(365,813)	$722,439	$(4,581)	$(1,355)	$1,355	$362,965
Net earnings	—	—	—	104,952	—	—	—	104,952
Currency translation adjustments	—	—	—	—	12,800	—	—	12,800
Fair value of derivatives, net of taxes	—	—	—	—	(971)	—	—	(971)
Additional minimum pension liability, net of taxes	—	—	—	—	2,802	—	—	2,802

Total comprehensive income								119,583

Effect of SFAS No. 158 adoption, net of taxes	—	—	—	—	2,826	—	—	2,826
Company stock contribution to employee benefit plans	210	40	4,767	—	—	—	—	4,807
Restricted stock awards	98	20	(20)	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	(2,226)	—	—	—	(2,226)
Stock based compensation expense	—	—	5,475	—	—	—	—	5,475
Stock option exercises	440	88	1,866	—	—	—	—	1,954
Tax benefit on stock option exercises	—	—	4,324	—	—	—	—	4,324
Stock issued to, acquired for and distributed from rabbi trust	11	2	211	—	—	(389)	389	213

Balance at August 31, 2007	55,349	11,070	(349,190)	825,165	12,876	(1,744)	1,744	499,921
Net earnings	—	—	—	122,544	—	—	—	122,544
Currency translation adjustments	—	—	—	—	(1,777)	—	—	(1,777)
Fair value of derivatives, net of taxes	—	—	—	—	(600)	—	—	(600)
Pension and postretirement plan funded status, net of taxes	—	—	—	—	(3,350)	—	—	(3,350)

Total comprehensive income								116,817

Effect of FIN 48 adoption	—	—	—	(9,408)	—	—	—	(9,408)
Company stock contribution to employee benefit plans	313	62	9,832	—	—	—	—	9,894
Restricted stock awards	20	4	(4)	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	(2,246)	—	—	—	(2,246)
Stock based compensation expense	—	—	6,847	—	—	—	—	6,847
Stock option exercises	306	61	3,249	—	—	—	—	3,310
Tax benefit on stock option exercises	—	—	3,900	—	—	—	—	3,900
Stock issued to, acquired for and distributed from rabbi trust	14	3	468	—	—	(337)	337	471

Balance at August 31, 2008	56,002	11,200	(324,898)	936,055	7,149	(2,081)	2,081	629,506
Net earnings	—	—	—	13,723	—	—	—	13,723
Currency translation adjustments	—	—	—	—	(24,940)	—	—	(24,940)
Fair value of derivatives, net of taxes	—	—	—	—	(535)	—	—	(535)
Pension and postretirement plan funded status, net of taxes	—	—	—	—	(6,273)	—	—	(6,273)

Total comprehensive loss								(18,025)

Company stock contribution to employee benefit plans	228	46	5,198	—	—	—	—	5,244
Restricted stock awards	312	62	(62)	—	—	—	—	—
Issuance of common stock	10,925	2,185	122,441	—	—	—	—	124,626
Cash dividend ($0.04 per share)	—	—	—	(2,708)	—	—	—	(2,708)
Stock based compensation expense	—	—	8,609	—	—	—	—	8,609
Stock option exercises	233	47	(1,994)	—	—	—	—	(1,947)
Tax benefit on stock option exercises	—	—	1,514	—	—	—	—	1,514
Stock issued to, acquired for and distributed from rabbi trust	18	3	548	—	—	315	(315)	551

Balance at August 31, 2009	67,718	$13,543	$(188,644)	$947,070	$(24,599)	$(1,766)	$1,766	$747,370

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1.    Summary of Significant Accounting Policies

Nature of Operations:    Actuant is a global manufacturer of a broad range of industrial products and systems, organized into four reportable segments. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, original equipment manufacturer (“OEM”), utility and harsh environment markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other industrial products.

Consolidation and Presentation:    The Consolidated Financial Statements include the accounts of Actuant Corporation and its consolidated subsidiaries (“Actuant” or the “Company”). Actuant consolidates companies in which it owns or controls more than fifty percent of the voting shares. The results of companies acquired or disposed of during the fiscal year are included in the Consolidated Financial Statements from the effective date of acquisition or until the date of disposal. All intercompany balances, transactions and profits have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentations, including amounts related to the change in the Company’s reportable segments (as discussed in Note 16, “Business Segment, Geographic and Customer Information”) and for discontinued operations presentation (as discussed in Note 3, “Discontinued Operations”). The Company has evaluated subsequent events through the date these financial statements were issued, October 28, 2009.

Cash Equivalents:    The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Inventories:    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (approximately 22% and 21% of total inventories in 2009 and 2008, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than the amounts in the Consolidated Balance Sheets by approximately $4.8 million and $7.1 million at August 31, 2009 and 2008, respectively.

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-lived Assets:    The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In those cases, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists for property, plant and equipment and other long-lived assets, excluding indefinite lived intangible assets. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. See Note 6 “Impairment Charges” for details on long–lived asset impairment charges recognized in fiscal 2009.

Goodwill and Other Intangible Assets:    Other intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, trademarks and non-compete agreements, are amortized over periods from three to twenty-five years. Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing. As discussed in Note 6 “Impairment Charges” the Company recognized goodwill and long-lived asset impairment charges of $58.3 million in fiscal 2009 ($31.3 million is included in continuing operations with the remainder in discontinued operations).

Product Warranty Costs:    The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty for fiscal years 2009 and 2008 (in thousands):

	2009	2008
Beginning balance	$9,309	$10,070
Warranty reserves of acquired businesses	1,461	50
Provision for warranties	7,800	9,720
Warranty payments and costs incurred	(9,079)	(10,725)
Warranty reserves of divested businesses	(279)	—
Impact of changes in foreign currency rates	(223)	194

Ending balance	$8,989	$9,309

Revenue Recognition:    Customer sales are recognized as revenue when the risk of loss and title pass to the customer, which is generally upon shipment. Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company maintains an accrual at the end of each period for the earned, but unpaid costs related to the programs. The Company generally does not require collateral or other security and provides for an allowance for doubtful accounts based on historical experience and a review of its existing receivables. Accounts Receivable are presented net of an allowance for doubtful accounts of $8.6 million and $6.8 million at August 31, 2009 and 2008, respectively.

Shipping and Handling Costs:    The Company records costs associated with shipping its products within cost of products sold.

Research and Development Costs:    Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $16.2 million, $16.9 million and $11.2 million in fiscal 2009, 2008 and 2007, respectively. We also incur significant engineering and development costs in connection with fulfilling custom customer orders and executing customer projects that are not captured in these research and development costs.

Other Income/Expense:    Other income and expense primarily consists of foreign exchange gains and losses and royalties. Net (gains)/losses resulting from foreign currency transactions were $0.2 million, $(3.2) million, and $0.7 million in fiscal 2009, 2008 and 2007, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term Borrowings:    Short-term borrowings consist of foreign and domestic subsidiary overdraft borrowings. Certain of the Company’s foreign subsidiaries are parties to unsecured non-committed lines of credit with various banks. Interest rates vary depending on the currency being borrowed.

Financing Costs:    Financing costs represent interest expense, financing fees, amortization of debt issuance costs and accounts receivable financing costs, net of interest income.

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

Use of Estimates:    The Company has recorded reserves or allowances for customer returns and discounts, doubtful accounts, inventory, incurred but not reported medical claims, environmental issues, warranty claims, workers compensation claims, product and non-product litigation and incentive compensation. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate methods. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for Derivatives and Hedging Activities:    All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (“fair value” hedge) or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). The Company does not enter into derivatives for speculative purposes. Changes in the value of a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability, while changes in the value of cash flow hedges are recorded in accumulated other comprehensive income (loss), until earnings are affected by the variability of cash flows.

New Accounting Pronouncements:    In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. The Company adopted SFAS No. 157 on September 1, 2008; see Note 9, “Fair Value Measurements”

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for disclosures required under SFAS No. 157. The Company has not adopted SFAS No. 157 for non-financial assets and liabilities as permitted by FASB Staff Position FAS 157-2, which provides a deferral of such provisions until the Company’s 2010 fiscal year.

In June 2008, the FASB issued Staff Position on EITF Issue 03-6-1 (“FSP 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP 03-6-1 requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends be considered participating securities in undistributed earnings with common shareholders. This staff position is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. The Company is in the process of evaluating the impact that will result from adopting FSP 03-6-1 on the Company’s results of operations and financial disclosures when the standard is adopted during the first quarter of fiscal 2010.

Effective September 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115,” which permits a company to choose to measure eligible items at fair value at specified election dates. The Company has not elected the fair value option for any of its financial assets or financial liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for a noncontrolling interest (minority interest) in a subsidiary, requires expanded disclosures and changes in the way the consolidated income statement is presented. SFAS No. 160 will be effective for the Company beginning in fiscal 2010. The adoption of SFAS No. 160 is not expected to have a significant impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The adoption of SFAS No. 161 on December 1, 2008 did not have any impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s nonconvertible debt borrowing rate. The Company’s convertible debt may not be settled in cash upon conversion and therefore the adoption of FSP APB 14-1 in fiscal 2010 will not impact the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will change the Company’s accounting treatment for business combinations made in fiscal 2010 and subsequent years.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Acquisitions

The Company completed business acquisitions during each of the last three years. The results of operations for all of these transactions are included in the accompanying Consolidated Financial Statements only since their acquisition dates. Additionally, all of the acquisitions resulted in the recognition of goodwill in the Company’s Consolidated Financial Statements because the purchase prices reflect the future earnings and cash flow potential of these companies, as well as the complementary strategic fit and resulting synergies these businesses bring to existing operations. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed within the past twelve months, and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

Fiscal 2009

On September 26, 2008, the Company completed the acquisition of the stock of The Cortland Companies (“Cortland”) for approximately $231.2 million in cash, net of cash acquired. Cortland is a global designer, manufacturer and distributor of custom-engineered electro-mechanical cables and umbilicals, high performance synthetic ropes and value-added steel cable assemblies. The majority of the Cortland businesses are included within the Energy segment, while the steel cable assembly business (Sanlo) is included in the Other product line within the Engineered Solutions segment. The preliminary purchase price allocation resulted in $129.1 million assigned to goodwill (a portion of which is deductible for tax purposes), $17.8 million to tradenames, $1.3 million to non-compete agreements, $4.3 million to patents and $81.4 million to customer relationships. The amounts assigned to non-compete agreements, patents and customer relationships are being amortized over 3, 8 and 15 years, respectively.

In addition to the acquisition of Cortland, the Company also completed several smaller acquisitions for an aggregate purchase price of $7.4 million of cash and a seller note payable of $2.5 million. During fiscal 2009, the Company also paid approximately $0.8 million in earn-out payments for acquisitions completed in previous years. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for the businesses acquired during the fiscal year ended August 31, 2009 (in thousands):

Total
Accounts receivable, net	$13,246
Inventories	16,625
Other current assets	682
Property, plant & equipment	15,565
Goodwill	132,122
Other intangible assets	111,012
Trade accounts payable	(9,213)
Other current liabilities	(13,164)
Deferred income taxes	(28,203)

Cash paid, net of cash acquired	$238,672

Fiscal 2008

On March 3, 2008, the Company acquired Superior Plant Services, LLC, (“SPS”) for approximately $57.7 million of cash. SPS, which is included in the Energy Segment, is a specialized maintenance services company serving the North American oil & gas and nuclear power industries. Its services include field machining, flange weld testing, line isolation, bolting, heat treating and metal disintegration. The purchase price allocation resulted in $22.9 million assigned to goodwill (which is deductible for tax purposes), $0.2 million to trademarks,

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.5 million to non-compete agreements and $25.3 million customer relationships. The amounts assigned to tradenames, non-compete agreements, and customer relationships are being amortized over 1, 5 and 15 years, respectively.

On September 13, 2007, the Company acquired Templeton, Kenly & Co, Inc. (“TK”) for approximately $47.3 million of cash. TK, which is included in the Industrial segment, manufactures hydraulic pumps and tools, mechanical jacks, wrenches and actuators. The purchase price allocation resulted in $14.4 million assigned to goodwill (which is deductible for tax purposes), $1.7 million to tradenames, $0.3 million to non-compete agreements, $0.3 to patents and $19.2 million assigned to customer relationships. The amounts assigned to non-compete agreements, patents and customer relationships are being amortized over 3, 5 and 15 years, respectively.

In addition to the $105.0 million of cash used for these two acquisitions in 2008, the Company paid approximately $5.1 million in earn-out and other related payments for previous acquisitions, which resulted in additional goodwill.

Fiscal 2007

On June 29, 2007, the Company acquired BH Electronics, Inc. (“BH”) for approximately $30.0 million of cash. BH produced dashboard control panels and electronic assembly systems, primarily for the recreational boating market. The purchase price allocation resulted in $14.4 million assigned to goodwill (which is not deductible for tax purposes), $2.8 million to tradenames, $0.1 million to non-compete agreements and $9.3 million to customer relationships. As discussed in Note 3, “Discontinued Operations” the Company divested BH in the fourth quarter of fiscal 2009.

On April 16, 2007, the Company acquired T.T. Fijnmechanica B.V. (“TTF”) for approximately $23.0 million of cash. TTF, which is included in the Industrial segment, supplies products and systems for use in the bridge building, infrastructure, and heavy lifting markets. Products include wedges, anchor heads, multi-strand jacks and heavy lifting systems. The purchase price allocation resulted in $11.8 million assigned to goodwill (which is not currently deductible for tax purposes), $2.7 million to tradenames, $0.7 million to non-compete agreements and $6.8 million to customer relationships. The amounts assigned to non-compete agreements and customer relationships are being amortized over 3 and 15 years, respectively.

On January 22, 2007, the Company acquired all of the outstanding stock of Injectaseal Deutschland GmbH (“Injectaseal”) for $13.0 million of cash. Injectaseal, which is included in the Energy segment, provides leak management, on-site machining, pipeline intervention and safety valve testing services primarily to Western European oil & gas and power generation companies. The purchase price allocation resulted in $11.2 million assigned to goodwill (which is not currently deductible for tax purposes), $0.1 million to non-compete agreements and $1.8 million to customer relationships. The amounts assigned to the non-compete agreements and the customer relationships are being amortized over 3 years and 15 years, respectively.

On January 5, 2007, the Company acquired all of the outstanding stock of Veha Haaksbergen B.V. (“Veha”) for $5.0 million of cash. Veha, which is included in the Industrial segment, manufactures machined products including hydraulic cylinders. The purchase price allocation resulted in $2.2 million assigned to goodwill (which is not currently deductible for tax purposes), $0.2 million to non-compete agreements and $0.5 million to customer relationships. The amounts assigned to the non-compete agreements and customer relationships are being amortized over 3 years and 10 years, respectively.

On December 22, 2006, the Company acquired all of the outstanding stock of Maxima Technologies (“Maxima”) for $91.0 million, including the assumption of approximately $1.9 million of Maxima’s debt. Maxima, which is included in the Other product line in the Engineered Solutions segment, is a global electronics company specializing in custom-engineered and standard vehicle instrumentation, controls, components and

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

systems for low-to-medium volume severe-duty applications. Maxima serves the marine, agricultural, construction equipment, industrial, specialty vehicle, and automotive aftermarket. The purchase price allocation resulted in $48.0 million to goodwill (which is not currently deductible for tax purposes), $7.7 million to tradenames, $6.8 million to patents and $19.3 million to customer relationships. The amounts assigned to patents and customer relationships are being amortized over periods of 10 and 15 years, respectively.

The following unaudited pro forma results of operations of the Company give effect to all acquisitions completed since September 1, 2006 as though the transactions and related financing activities had occurred on September 1, 2006 (in thousands, except per share amounts).

	Fiscal Year Ended August 31,
	2009	2008	2007
Net sales
As reported	$1,239,798	$1,613,190	$1,436,212
Pro forma	1,250,897	1,729,556	1,605,618
Earnings from continuing operations
As reported	$23,851	$119,178	$103,031
Pro forma	24,841	118,538	100,344
Basic earnings per share from continuing operations
As reported	$0.41	$2.14	$1.88
Pro forma	0.43	2.12	1.83
Diluted earnings per share from continuing operations
As reported	$0.40	$1.88	$1.66
Pro forma	0.41	1.87	1.62

Note 3.    Discontinued Operations

During the fourth quarter of fiscal 2009, as part of its continuous process of portfolio management and evaluation of strategic initiatives, the Company sold the Acme Aerospace (Engineered Solutions Segment) and BH Electronics (Electrical Segment) businesses in separate transactions for total cash proceeds of $38.5 million, net of transaction costs. As a result of the sale transactions, the Company recognized a net pre-tax gain of $17.8 million in fiscal 2009. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the divested businesses have been reported as discontinued operations for all periods presented. The following table summarizes the results of discontinued operations for the divested businesses (in thousands, except per share amounts):

	Year Ended August 31,
	2009	2008	2007
Net sales	$23,756	$50,754	$22,536

Net gain on disposal	17,800	—	—
Earnings (loss) from operations of divested businesses (1)	(30,717)	5,315	3,070
Income tax expense (benefit)	(2,789)	1,949	1,149

Earnings (loss) from discontinued operations, net of income tax	$(10,128)	$3,366	$1,921

Earnings (loss) from discontinued operations per share:
Basic	$(0.17)	$0.06	$0.04
Diluted	(0.16)	0.05	0.03

(1)	The loss from operations of divested businesses for the year ended August 31, 2009 includes $27.0 million of non-cash asset impairment charges related to BH Electronics.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Restructuring

In fiscal 2009, the Company committed to various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing overhead, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. The total restructuring charges for these activities were $23.8 million, (including $1.3 million included in Cost of Products Sold). These restructuring charges, which impact all reportable segments, include $15.9 million of severance, $4.6 million of facility consolidation charges and $3.3 million other restructuring costs. The remaining severance will be paid during the next twelve months, while the facility consolidation costs (primarily reserves for future minimum lease payments for vacated facilities) will be paid over the term of the lease. The Company expects to incur an additional $10-$12 million of restructuring charges in fiscal 2010 as current restructuring actions are completed. A rollforward of the restructuring reserve (included in Other Current Liabilities and Other Long Term Liabilities in the Consolidated Balance Sheet) is as follows (in thousands):

2009
Beginning Balance	$—
Restructuring charges	23,753
Cash payments	(9,689)
Product line rationalization	(1,313)
Other non-cash uses of reserve	(1,658)
Impact of changes in foreign currency rates	437

Ending Balance	$11,530

During the second quarter of fiscal 2008, the Company completed a specific restructuring plan in its European Electrical business (Electrical segment) at a cumulative pre-tax cost of $20.8 million. The balance of the related restructuring reserve was $3.8 million and $5.1 million at August 31, 2009 and 2008, respectively. The decrease in the restructuring reserve is due to cash payments of $1.1 million and the impact of changes in foreign currency rates. The remaining restructuring reserve primarily relates to future minimum lease payments for vacated facilities, which will be paid over the term of the lease.

Note 5.    Accounts Receivable Securitization

The Company maintains an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (the “Purchaser”). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The Company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the Company for uncollectible receivables; however, the Company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of approximately 60 days for such accounts receivable and the Company’s collection history, the fair value of the Company’s retained interest approximates book value. Book value of accounts receivable in the accompanying Consolidated Balance Sheets is comprised of the gross accounts receivable retained interest less a reserve for doubtful accounts, which is calculated based on a review of the specific receivable issues and supplemented by a general reserve based on past collection history. The retained interest recorded at August 31, 2009 and 2008 was $28.8 million and $47.7 million, respectively, and is included in Accounts Receivable in the accompanying Consolidated Balance Sheets. Subsequent to August 31, 2009, the Company did not renew the securitization program on its scheduled maturity date of September 8, 2009. Working capital has increased since then, reflecting the end of this arrangement.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trade accounts receivables sold and being serviced by the Company totaled $37.1 and $52.9 million at August 31, 2009 and 2008, respectively.

Sales of trade receivables from the special purpose subsidiary totaled $352.7 million, $457.9 million, and $403.2 million for the years ended August 31, 2009, 2008, and 2007, respectively. Cash collections of trade accounts receivable balances in the total receivable pool (including both sold and retained portions) totaled $608.0 million, $803.4 million, and $709.2 million for the years ended August 31, 2009, 2008, and 2007, respectively.

The accounts receivables securitization program is accounted for as a sale in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

The following table provides additional information about delinquencies and net credit losses for trade accounts receivable subject to the accounts receivable securitization program (in thousands).

	Balance Outstanding August 31,		Balance Outstanding 60 Days or More Past Due August 31,		Net Credit Losses Year Ended August 31,
	2009	2008	2009	2008	2009	2008
Trade accounts receivable subject to securitization program	$65,898	$100,603	$5,719	$8,251	$1,755	$790
Trade accounts receivable balances sold	37,106	52,943

Retained interest	$28,792	$47,660

Accounts receivable financing costs of $1.6 million, $2.6 million, and $3.2 million for the years ended August 31, 2009, 2008 and 2007, respectively, are included in Financing costs, net in the accompanying Consolidated Statements of Earnings.

Note 6.    Impairment Charges

The Company’s goodwill is tested for impairment annually, at August 31, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units using the discounted cash flow method based on management’s judgments and assumptions. The estimated fair value of the reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill is potentially impaired and the Company then determines the implied fair value of goodwill, which is compared to the carrying value to determine if impairment exists. Indefinite lived intangible assets are also subject to an annual impairment tests. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite lived intangible assets are evaluated by the Company to determine if an impairment charge is required.

Significant adverse developments in the recreational vehicle (“RV”) market in the first quarter of fiscal 2009 had a dramatic effect on the Company’s RV business (included in the Engineered Solutions segment). Its financial results were negatively impacted by lower wholesale motorhome shipments by OEM’s, decreased

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consumer confidence and the lack of financing as a result of the continued global credit crisis. These factors caused the Company to significantly reduce its projections for sales, operating profits and cash flows of the RV business, and resulted in the recognition of a $26.6 million non-cash asset impairment charge during the three months ended November 30, 2008. The asset impairment charge included the $22.2 million write-off of all remaining goodwill in the RV business. In addition, a $0.8 million impairment was recognized related to indefinite lived intangibles (tradenames). Due to the existing impairment indicators, management assessed the recoverability of the RV business fixed assets and amortizable intangible assets (customer relationships, patents and trademarks). An impairment charge of $3.6 million was recognized for the difference between the fair value and carrying value of such assets.

In addition, during the third quarter of fiscal 2009, the Company recorded a $31.7 million non-cash asset impairment charge related to the goodwill, indefinite lived intangibles and long-lived assets of the harsh environment electrical business (included in the Electrical Segment). Approximately $27.0 million of the impairment charge is included in the Loss From Discontinued Operations for fiscal 2009 in the accompanied Consolidated Statement of Earnings. Poor economic conditions, low consumer confidence, increased unemployment and tight credit markets have negatively impacted consumer discretionary spending, resulting in a substantial reduction in recreational boating industry sales. OEM boat builders have responded to the sharp drop in demand and high levels of finished goods inventory by suspending operations as well as eliminating brands and permanently closing facilities. These actions caused the Company to significantly reduce its projections for sales, operating profits and cash flows for the harsh environment electrical business, which resulted in a $14.4 million goodwill impairment charge and a $7.5 million impairment of indefinite lived intangibles (tradenames). As a result of the impairment charges there is no remaining goodwill or indefinite lived intangibles related to the marine OEM business. Due to indicators of impairment, management also assessed the recoverability of the related long-lived assets during the three months ended May 31, 2009 and recorded a $1.6 million impairment on fixed assets and an $8.2 million impairment of amortizable intangibles (customer relationships), for the difference between the fair value and carrying value. As discussed in Note 3, “Discontinued Operations,” the Company subsequently divested the marine OEM business, BH Electronics.

Note 7.    Goodwill and other Intangible Assets

The changes in the carrying amount of goodwill for the years ended August 31, 2009 and 2008 are presented in the following table (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2007	$50,159	$113,731	$211,491	$224,460	$599,841
Businesses acquired	14,416	22,573	—	—	36,989
Purchase accounting adjustments	(116)	2,212	1,019	—	3,115
Impact of changes in foreign currency rates	878	(5,359)	1,897	2,501	(83)

Balance as of August 31, 2008	65,337	133,157	214,407	226,961	639,862
Businesses acquired	—	111,828	—	20,294	132,122
Purchase accounting adjustments	—	331	—	750	1,081
Impairment charges	—	—	(14,440)	(22,205)	(36,645)
Business divested	—	—	—	(6,719)	(6,719)
Impact of changes in foreign currency rates	(649)	(16,782)	(738)	(10)	(18,179)

Balance as August 31, 2009	$64,688	$228,534	$199,229	$219,071	$711,522

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of August 31, 2009 and 2008 are as follows (in thousands):

	August 31, 2009			August 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$232,751	$37,396	$195,355	$163,956	$24,529	$139,427
Patents	45,153	23,871	21,282	44,200	21,289	22,911
Trademarks	6,258	4,928	1,330	6,556	3,640	2,916
Non-compete agreements	5,277	2,817	2,460	3,914	1,784	2,130
Other	792	549	243	656	318	338

	$290,231	$69,561	$220,670	$219,282	$51,560	$167,722

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of August 31, 2009 and 2008 are $129.6 million and $124.7 million, respectively. These assets are comprised of acquired tradenames.

The increase in the gross carrying amounts of goodwill and other intangible assets is the result of acquisitions completed in fiscal 2009 partially offset by divestitures, impairment charges and the impact of changes in foreign currency rates.

Amortization expense recorded on intangible assets for the years ended August 31, 2009, 2008 and 2007 was $19.7 million, $13.9 million and $10.6 million respectively. Amortization expense for future years is estimated to be as follows: $22.0 million in fiscal 2010, $20.4 million in fiscal 2011, $18.6 million in fiscal 2012, $17.4 million in fiscal 2013, $16.9 million in fiscal 2014, and $125.4 million thereafter.

Note 8.    Debt

Long-term Debt:    The Company’s long-term indebtedness at the end of its two most recently completed fiscal years was as follows (in thousands):

	August 31,
	2009	2008
Senior Credit Facility
Revolver	$10,000	$—
Term loan	—	155,000
6.875% Senior Notes	249,235	249,137
Fair Value of cross currency interest rate swap	—	19,681

Sub-total—Senior indebtedness	259,235	423,818
Convertible subordinated debentures (“2% Convertible Notes”)	140,900	150,000

	$400,135	$573,818

The Company amended its Senior Credit Facility on November 10, 2008 and June 10, 2009. The first amendment extended the maturity to November 10, 2011 and increased total capacity by $110 million, while the June amendment provided additional flexibility with respect to financial covenants. The amended Senior Credit Facility provided for a $400 million revolving credit facility and a $115 million term loan. However, the $115 million term loan was repaid in June 2009 with proceeds from the follow-on equity offering. All amended Senior

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s debt to EBIDTA leverage ratio. Borrowings under the revolver bear interest at LIBOR plus 3.75% (aggregating 4.1% at August 31, 2009). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver. At August 31, 2009, the non-use fee was 0.5% annually, and the unused credit line under the revolver was approximately $389.4 million, of which $285.5 million was available for borrowings. The amended Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the amended Senior Credit Facility agreement are a maximum leverage ratio (which was increased from its then current limit of 3.5:1 to 4.0:1 through August 31, 2009 and to 4.5:1 through February 28, 2010, declining quarterly to 3.5:1 by November 30, 2010) and a minimum fixed charge coverage ratio (which was reduced from 1.75:1 to 1.65:1). The Company was in compliance with all debt covenants as of August 31, 2009, and based on the Company’s forecast, continued compliance is expected through the term of the agreement. The Company’s ability to comply with the covenants in the future depends on the global economy, credit market conditions and other factors.

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

In November 2003, the Company issued $150.0 million of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). The 2% Convertible Notes bear interest at a rate of 2.0% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price of the 2% Convertible Notes equals or exceeds 120% of their underlying principal amount over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable six-month interest periods. The Company may redeem all or part of the 2% Convertible Notes on or after November 20, 2010 at a cash redemption price equal to 100% of the principal amount, plus accrued interest. In addition, holder’s of the 2% Convertible Notes have the option to require the Company to repurchase all or a portion of their 2% Convertible Notes for cash on November 15, 2010, November 15, 2013 and November 15, 2018 at a repurchase price equal to 100% of the principal amount of the notes, plus accrued interest. If certain conditions are met, holders may also convert their 2% Convertible Notes into shares of the Company’s Class A common stock prior to the scheduled maturity date. In August 2009, the Company repurchased $9.1 million of 2% Convertible Notes and subsequent to August 31, 2009, repurchased an additional $23.1 million of 2% Convertible Notes. These cash repurchases were made at an average price of 99.3% of the par value of the 2% Convertible Notes. After considering these repurchases, the remaining $117.8 million of 2% Convertible Notes, are convertible into 5,905,419 shares of the Company’s Class A common stock at a conversion rate of 50.1126 shares per $1,000 of principal amount, which equals a conversion price of approximately $19.96 per share (subject to adjustment).

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company made cash interest payments of $36.1 million, $35.0 million, and $28.3 million in fiscal 2009, 2008 and 2007, respectively.

Note 9.    Fair Value Measurements

The Company adopted SFAS No. 157 on September 1, 2008, which requires expanded disclosure for financial assets and liabilities measured at fair value. The Company assesses the inputs used to measure fair value using a three-tier hierarchy. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. At August 31, 2009, the financial assets and liabilities included in the Consolidated Balance Sheet that are measured at fair value, on a recurring basis, include cash equivalents of $0.7 million (Level 1), investments of $1.3 million (Level 1) and an asset for the fair value of derivative instruments of $0.8 million (Level 2). The Company has no financial assets or liabilities that are recorded at fair value using significant unobservable inputs (Level 3).

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value as of August 31, 2009 and 2008 due to their short-term nature and the fact that the interest rates approximated year-end market rates of interest. The fair value of the Company’s outstanding $140.9 million 2% Convertible Senior Subordinated Debentures at August 31, 2009 was estimated to be $139.5 million based on the quoted market prices. The fair value of the Company’s outstanding $250.0 million of Senior Notes at August 31, 2009 was estimated to be $228.1 million based on the quoted market price.

Note 10.    Leases

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

Future obligations under non-cancelable operating leases in effect at August 31, 2009 are as follows: $20.5 million in fiscal 2010; $14.3 million in fiscal 2011; $11.2 million in fiscal 2012; $9.0 million in fiscal 2013; $7.4 million in fiscal 2014 and $28.4 million thereafter. Total rental expense under operating leases was $32.3 million, $31.5 million and $25.0 million in fiscal 2009, 2008 and 2007, respectively. As discussed in Note 17, “Contingencies and Litigation” the Company is also contingently liable for certain leases entered into by a former subsidiary.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Employee Benefit Plans

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

	U.S. Pension Plans		Non-U.S. Pension Plans
	Year Ended August 31,		Year Ended August 31,
	2009	2008	2009	2008
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$36,692	$36,959	$28,217	$26,845
Acquisitions	2,097	—	—	—
Service cost	—	83	480	493
Interest cost	2,483	2,254	1,416	1,519
Actuarial (gain) loss	3,694	(574)	(926)	63
Benefits paid	(2,685)	(2,030)	(791)	(1,045)
Curtailments and settlements	—	—	—	(941)
Foreign exchange impact	—	—	(882)	1,283

Benefit obligation at end of year	$42,281	$36,692	$27,514	$28,217

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$31,042	$33,453	$9,591	$6,035
Acquisitions	1,713	—	—	—
Actual investment loss on plan assets	(3,489)	(2,189)	(6)	(524)
Company contributions	205	1,808	1,069	5,436
Benefits paid from plan assets	(2,685)	(2,030)	(791)	(1,045)
Foreign exchange impact	—	—	(486)	(311)

Fair value of plan assets at end of year	26,786	31,042	9,377	9,591

Funded status of the plans	$(15,495)	$(5,650)	$(18,137)	$(18,626)

Amounts recognized in the balance sheet:
Non-current assets	$—	$—	$46	$13
Current liabilities	(166)	(210)	(14)	(11)
Non-current liabilities	(15,329)	(5,440)	(18,169)	(18,628)

Net liabilities	$(15,495)	$(5,650)	$(18,137)	$(18,626)

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides detail on the Company’s net periodic benefit costs (in thousands):

	U.S. Pension Plans			Non-U.S. Pension Plans
	Year ended August 31,			Year ended August 31,
	2009	2008	2007	2009	2008	2007
Service cost	$—	$83	$83	$480	$493	$619
Interest cost	2,483	2,254	2,200	1,416	1,519	1,337
Expected return on plan assets	(2,934)	(2,807)	(2,524)	(511)	(526)	(266)
Amortization of actuarial loss	78	8	147	5	4	26
Other	—	—	—	—	—	(130)

Net benefit cost (credit)	$(373)	$(462)	$(94)	$1,390	$1,490	$1,586

At August 31, 2009 and 2008, $10.8 million and $4.9 million, respectively, related to pension plan actuarial gains and losses, which have not yet been recognized in net periodic benefit cost, were included in Accumulated Other Comprehensive Income, net of income taxes. During 2010, $0.2 million of these actuarial gains and losses are expected to be recognized in net periodic benefit cost, net of tax.

Weighted-average assumptions used to determine benefit obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	2009	2008	2007	2009	2008	2007
Assumptions for benefit obligations:
Discount rate	5.60%	6.50%	6.25%	5.53%	5.59%	5.21%
Rate of compensation increase	n/a	n/a	n/a	2.19%	2.25%	1.98%

Assumptions for net periodic benefit cost:
Discount rate	6.50%	6.25%	6.00%	5.59%	5.21%	4.75%
Expected return on plan assets	8.50%	8.50%	8.50%	5.90%	5.26%	5.19%
Rate of compensation increase	n/a	n/a	n/a	2.25%	1.98%	1.96%

The accumulated benefit obligation is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels. There is no difference between the accumulated and projected benefit obligations of the Company’s domestic defined benefit pension plans because the majority of these plans were frozen and plan participants no longer earn benefits under the Company’s defined benefit plans, however benefits are earned under the Company’s defined contribution plan. For the limited number of employees who do earn future pension benefits, the benefit is not based on future salary levels, and therefore, compensation changes do not impact the liability.

The following table summarizes information related to the Company’s Non-U.S. pension plans with an accumulated benefit obligation (ABO) in excess of the fair value of plan assets as of August 31:

	2009	2008
Pension plans with ABOs in excess of fair value of plan assets:
Accumulated benefit obligation	$24,920	$25,819
Fair value of plan assets	$7,107	$7,513
Number of plans	9	8

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information related to the Company’s Non-U.S. pension plans with a projected benefit obligation (PBO) in excess of the fair value of plan assets as of August 31:

	2009	2008
Pension plans with PBOs in excess of fair value of plan assets:
Projected benefit obligation	$25,290	$26,152
Fair value of plan assets	$7,107	$7,513
Number of plans	9	8

The Company employs a total return on investment approach for its pension plan assets whereby a mix of equities and fixed income investments are used to maximize the long-term return for plan assets, at a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Within the equity allocation, a blend of growth and value investments are maintained in a variety of market capitalizations and diversified between U.S. and non-U.S. stocks. The Company’s targeted asset allocation as a percentage of total market value is 60% to 80% equity securities and the remainder fixed income securities and cash. Additionally, cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through semi-annual investment portfolio reviews.

At August 31, 2009, Company’s overall expected long-term rate of return for assets in U.S. pension plans was 8.25%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The target return is based on historical returns adjusted to reflect the current view of the long-term investment market. The Company’s U.S. pension plan asset investment allocations at August 31, 2009 and 2008, by asset category are summarized below (in thousands):

	August 31, 2009		August 31, 2008
Equity securities	$18,254	68%	$20,813	67%
Fixed income securities	7,845	29%	9,243	30%
Cash	687	3%	986	3%

	$26,786	100%	$31,042	100%

The plan assets of Non-U.S. pension plans consist primarily of participating units in common stock and bond funds. The Company’s overall expected long-term rate of return on these investments is 5.93%. This expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories.

Projected benefit payments to participants in the Company’s pension plans are as follows (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans
Projected benefit payments:
2010	$2,245	$1,049
2011	2,287	1,104
2012	2,323	1,691
2013	2,407	1,356
2014	2,496	1,711
2015-2019 (in total)	13,743	9,677

During 2010, the Company anticipates contributing $0.4 million to U.S. pension plans and $1.4 million to Non-U.S. pension plans.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Post-Retirement Health Benefit Plans

The Company provides other post-retirement health benefits (“OPEB”) to certain existing and former employees of domestic businesses it acquired, that were entitled to those benefits prior to acquisition. These unfunded plans had a benefit obligation of $3.5 million at both August 31, 2009 and 2008. The valuation of these obligations utilized assumptions consistent with those used for U.S. pension plans and a health care cost trend rate of 7.5%, trending downward to 5% by the year 2014, and remaining level thereafter. A one percentage-point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by approximately $0.1 million and would not have a material effect on aggregate service and interest cost components. Net periodic benefit costs (credit) for the other post-retirement benefits were $(0.2) million for each of the three years ended August 31, 2009, 2008, and 2007. Benefit payments from the plan are funded through participant contributions and Company contributions which are projected to be $0.4 million for the year ended August 31, 2010.

Defined Contribution Benefit Plans

The Company maintains a 401(k) Plan for substantially all full time U.S. employees (the “401(k) Plan”). Under plan provisions, the Company issues new shares of Class A Common Stock for its contributions and allocates such shares to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan. While contributions vary, historically the Company made core contributions to employee accounts that generally equaled 3% of each employee’s annual cash compensation, subject to IRS limitations. In addition, the Company matches approximately 25% of each employee’s contribution up to 6% of the employee’s eligible compensation. Expense recognized related to the 401(k) plan totaled approximately $1.4 million, $4.7 million and $4.9 million during the years ended August 31, 2009, 2008 and 2007, respectively. The reduction in expense for the year ended August 31, 2009 is a result of the temporary suspension of the core contribution to participant accounts due to adverse economic conditions.

Deferred Compensation Plan

The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current compensation in order to provide future savings benefits. Eligibility is limited to employees that earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment at a specified interest rate, in Actuant Common Stock, or a combination of the two. The fixed income portion of the plan is currently unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $12.6 million and $9.5 million are included in “Other long-term liabilities” on the Consolidated Balance Sheets at August 31, 2009 and 2008, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense of $0.9 million, $0.7 million and $0.5 million for the years ended August 31, 2009, 2008 and 2007, respectively, related to interest on participant deferrals in the fixed income investment option. Actuant Common Stock issued by the Company to fund the plan is held in a rabbi trust. Company shares held by the rabbi trust are accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value of Actuant common stock are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust was $0.8 million at August 31, 2009 and 2008.

Long Term Incentive Plan

The Company adopted a long term incentive plan in July 2006 to provide certain executive officers with an opportunity to receive a lump sum cash incentive payment based on the attainment of a $50 per share Actuant

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock price appreciation target over an 8 year period. The Company recorded (income)/expense of $(2.6) million, $1.7 million and $1.1 million for the years ended August 31, 2009, 2008 and 2007, respectively. A liability of $0.5 million and $3.1 million is included in “Other long-term liabilities” on the Consolidated Balance Sheets at August 31, 2009 and 2008, respectively. The minimum and maximum payments under the plan, depending on the attainment of the $50 per share stock price appreciation target, are $0 million and $20 million, respectively.

Other Non-U.S. Benefit Plans

The Company contributes to a number of other retirement programs, primarily government mandated, for employees outside the United States. Benefit expense under these programs amounted to approximately $4.7 million, $5.2 million and $4.6 million in fiscal 2009, 2008 and 2007, respectively.

Note 12. Income	Taxes

Income tax expense (benefit) from continuing operations is summarized below (in thousands):

	Year ended August 31,
	2009	2008	2007
Currently payable:
Federal	$—	$20,914	$19,995
Foreign	18,943	23,570	14,562
State	(1,570)	2,180	2,501

	17,373	46,664	37,058

Deferred:
Federal	(12,439)	5,416	6,836
Foreign	(8,590)	1,226	1,666
State	3,182	110	72

	(17,847)	6,752	8,574

	$(474)	$53,416	$45,632

Income tax expense (benefit) from continuing operations recognized in the accompanying Consolidated Statements of Earnings differs from the amounts computed by applying the Federal income tax rate to earnings from continuing operations before income tax expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal effect	2.3%	1.3%	1.7%
Net effect of foreign tax rates and credits	(44.4)%	(11.0)%	(7.8)%
Valuation allowance	17.5%	2.0%	0.7%
Other items (1)	(12.4)%	3.5%	1.0%

Effective income tax rate	(2.0)%	31.0%	30.7%

(1)	Other items for the year ended August 31, 2009 of (12.4%) includes the benefit of income tax reserve adjustments resulting from settling over 20 tax audits for an aggregate amount less than previously accrued.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items (in thousands):

	Year ended August 31,
	2009	2008
Deferred income tax assets:
Operating loss and tax credit carryforwards	$28,181	$26,958
Compensation related reserves	4,365	6,010
Postretirement benefit accruals	8,655	4,402
Inventory items	6,414	3,990
Restructuring expenses	3,046	212
Deferred income	1,127	888
Reserves and other items	9,481	15,139

Total deferred income tax assets	61,269	57,599
Valuation allowance	(20,238)	(21,952)

Net deferred income tax assets	41,031	35,647

Deferred income tax liabilities:
Depreciation and amortization	(112,235)	(105,768)
2% Convertible Notes interest	(24,316)	(17,563)
Other items	(960)	(80)

Deferred income tax liabilities	(137,511)	(123,411)

Net deferred income tax liability	$(96,480)	$(87,764)

The valuation allowance primarily represents a reserve for domestic and foreign loss carryforwards for which utilization is uncertain. Domestic loss carryforwards expire in various years through 2024. The majority of the foreign loss carryforwards may be carried forward indefinitely.

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

The Company adopted the provisions of FIN 48 on September 1, 2007. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	2009	2008
Beginning balance	$29,872	$20,801
Increase for tax positions taken in a prior period	4,633	9,158
Decrease for tax positions taken in a prior period	—	(87)
Decrease due to settlements	(5,964)	—

Ending balance	$28,541	$29,872

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. As of August 31, 2009 and 2008, the Company had accrued approximately $3.5 million and $3.2 million, respectively for the payment of interest and penalties related to unrecognized tax benefits. With few exceptions, the Company is no longer subject to U.S. federal, state and local and foreign income tax examinations by tax authorities in our major tax jurisdictions for years before fiscal 2005. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by a range of $2.5 million to $3.5 million within the next twelve months.

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to approximately $253.0 million at August 31, 2009. If all such undistributed earnings were remitted, an additional income tax provision of approximately $59.1 million would have been necessary as of August 31, 2009.

Earnings before income taxes related to non-United States operations were $43.9 million, $105.3 million and $70.5 million for the years ended August 31, 2009, 2008 and 2007, respectively. Cash paid for income taxes (net of refunds) was $20.1 million, $43.4 million, and $39.1 million during the years ended August 31, 2009, 2008 and 2007, respectively.

Note 13.	Capital Stock

The authorized common stock of the Company as of August 31, 2009 consisted of 84,000,000 shares of Class A Common Stock, $0.20 par value, of which 67,718,207 shares were issued and outstanding; 1,500,000 shares of Class B Common Stock, $0.20 par value, none of which were issued and outstanding; and 160,000 shares of Cumulative Preferred Stock, $1.00 par value (“Preferred Stock”), none of which have been issued. Holders of both classes of the Company’s Common Stock are entitled to dividends, as the Company’s board of directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the Common Stock. If the Company were to issue any of its Preferred Stock, no dividends could be paid or set apart for payment on shares of Common Stock, unless paid in Common Stock, until dividends on all of the issued and outstanding shares of Preferred Stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.

In the fourth quarter of fiscal 2009, the Company completed a follow-on equity offering of 10,925,000 shares of its Class A common stock. Total proceeds from the offering, net of transactions costs, were $124.8 million, which were used to reduce Senior Credit Facility borrowings.

After considering the $23.1 million of 2% Convertible Notes repurchased subsequent to August 31, 2009 (see Note 8, “Debt”), the remaining $117.8 million of 2% Convertible Notes are convertible into 5,905,419 shares of the Company’s Class A Common Stock if certain stock price targets or other conditions are met.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended August 31,
	2009	2008	2007
Numerator:
Net earnings	$13,723	$122,544	$104,952
Plus: 2% Convertible Notes financings costs, net of taxes	2,429	2,444	2,444

Net earnings for diluted earnings per share	$16,152	$124,988	$107,396

Denominator:
Weighted average common shares outstanding for basic earnings per share	58,047	55,813	54,751
Net effect of dilutive securities—employee stock compensation plans	514	1,503	1,360
Net effect of 2% Convertible Notes based on the if-converted method	7,503	7,517	7,517

Weighted average common and equivalent shares outstanding for diluted earnings per share	66,064	64,833	63,628

Basic Earnings Per Share:	$0.24	$2.20	$1.92
Diluted Earnings Per Share:	$0.24	$1.93	$1.69

At August 31, 2009, outstanding share-based awards to acquire 4,319,000 shares of common stock were not included in the Company’s computation of earnings per share because the effect would have been anti-dilutive. The increase in the weighted average common shares outstanding for the year ended August 31, 2009 results from the 10,925,000 shares issued in connection with the follow-on equity offering in the fourth quarter of 2009.

Note 14.	Stock Plans

Stock options may be granted to officers and key employees under the Actuant Corporation 2009 Omnibus Incentive Plan (the Plan). At August 31, 2009, 3,000,000 shares of Class A Common Stock were authorized for issuance under the Plan of which 1,425,413 shares are available for future award grants. The Plan permits the Company to grant share-based awards, including stock options and restricted stock to employees and directors. Options generally have a maximum term of ten years, an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant and generally vest 50% after three years and 100% after five years. The provisions of share-based awards may vary by individual grant with respect to vesting period, dividend and voting rights, performance conditions and forfeitures, among other things.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under all plans as of August 31, 2009, and changes during the fiscal year then ended is presented below:

	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2008	5,216,333	$19.01
Granted	1,259,681	18.23
Exercised	(431,934)	4.70
Forfeited	(205,028)	24.51

Outstanding on August 31, 2009	5,839,052	$19.71	6.4 years	$7.0 million

Exercisable on August 31, 2009	2,575,924	$15.32	4.1 years	$7.0 million

Intrinsic value is the difference between the market value of the stock at August 31 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below (in thousands, except per share amounts):

	Year Ended August 31,
	2009	2008	2007
Weighted-average fair value of options granted (per share)	$6.78	$10.39	$9.43
Intrinsic value gain of options exercised	5,881	6,575	11,478
Cash receipts from stock option exercise	365	3,310	1,911

A summary of the status of the Company’s restricted shares as of August 31, 2009, and changes during the year then ended, is presented below:

	Number of Shares	Weighted- Average Fair Value at Grant Date (Per Share)
Outstanding on September 1, 2008	212,865	$29.59
Granted	402,915	19.03
Forfeited	(20,665)	26.13
Vested	(110,391)	29.82

Outstanding on August 31, 2009	484,724	$20.91

As of August 31, 2009, there was $25.4 million of total unrecognized compensation cost related to share-based compensation for stock options and restricted stock outstanding. That cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the fiscal years ended August 31, 2009 and 2008 was $3.3 million and $3.4 million, respectively. The Company issues previously unissued shares of Class A common stock to satisfy stock option exercises and restricted stock vesting.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generally records compensation expense (over the vesting period) for restricted stock awards based on the market value of Actuant common stock on the grant date. Stock based compensation expense was calculated using the Black-Scholes option pricing model for options granted in the first half of fiscal 2005 and a binomial pricing model for options granted thereafter. Assumptions used to determine the fair value of each option were based upon historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used in each fiscal year:

	Fiscal Year Ended August 31,
	2009	2008	2007
Dividend yield	0.22%	0.14%	0.17%
Expected volatility	38.07%	32.77%	32.66%
Risk-free rate of return	1.70%	3.24%	5.99%
Expected forfeiture rate	15%	15%	15%
Expected life	6.0 years	6.0 years	6.0 years

Outside Director Deferred Compensation Plan

The Company has a deferred compensation plan that enables non-employee directors, of its board of directors to defer the receipt of fees earned for their services in exchange for newly issued shares of Company common stock (which is placed in a rabbi trust). All distributions from the trust are required to be made in Company stock. Company shares held by the rabbi trust are accounted for in a manner similar to treasury stock and are recorded at cost as “stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value of Actuant common stock are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust at August 31, 2009 and 2008 was $0.8 million and $1.3 million, respectively.

Note 15.    Accumulated Other Comprehensive Income (loss)

Accumulated Other Comprehensive Income (Loss) in the accompanying Consolidated Balance Sheets and Consolidated Statements of Shareholders Equity consists of the following (in thousands):

	2009	2008
Currency translation adjustments, net of tax	$(15,745)	$9,195
Unrecognized pension and OPEB actuarial gains (losses), net of tax	(8,839)	(2,566)
Other items, net of tax	(15)	520

	$(24,599)	$7,149

Note 16.    Business Segment, Geographic and Customer Information

The Company is a global manufacturer of a broad range of industrial products and systems and is organized into four reportable segments: Industrial, Energy, Electrical and Engineered Solutions.

During the second quarter of fiscal 2009, the Company’s financial reporting segments were modified to reflect changes in the portfolio of businesses, due to acquisitions, as well as changes in business reporting lines. The Company considered these changes as part of its ongoing assessment of segment reporting, and changed its operating and reportable segments to reflect four reportable segments: Industrial, Energy, Electrical and Engineered Solutions. All prior period amounts and disclosures have been adjusted to reflect the current reportable segments. The Industrial segment is primarily involved in the design, manufacture and distribution of

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, utility and harsh environment markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as, a variety of other industrial products.

The following tables summarize financial information by reportable segment and product line (in thousands).

	Year Ended August 31,
	2009	2008	2007
Net Sales by Segment:
Industrial	$286,851	$374,498	$278,732
Energy	259,490	212,400	160,410
Electrical	364,161	496,445	521,519
Engineered Solutions	329,296	529,847	475,551

	$1,239,798	$1,613,190	$1,436,212

Net Sales by Reportable Product Line:
Industrial	$286,851	$374,498	$278,732
Energy	259,490	212,400	160,410
North American Electrical	241,988	329,394	359,514
European Electrical	122,173	167,051	162,005
Vehicle Systems	228,031	407,964	384,986
Other	101,265	121,883	93,565

	$1,239,798	$1,613,190	$1,439,212

Operating Profit:
Industrial	$67,451	$113,808	$86,344
Energy	44,098	47,985	34,941
Electrical	1,046	24,539	37,324
Engineered Solutions	(28,431)	50,612	44,873
General Corporate	(18,712)	(30,910)	(21,079)

	$65,452	$206,034	$182,403

Depreciation and Amortization:
Industrial	$6,413	$5,222	$3,035
Energy	17,322	11,466	8,563
Electrical	8,594	9,334	8,784
Engineered Solutions	16,763	17,365	14,701
General Corporate	2,886	1,322	891

	$51,978	$44,709	$35,974

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended August 31,
	2009	2008	2007
Capital Expenditures:
Industrial	$2,804	$6,203	$3,003
Energy	5,568	9,228	7,700
Electrical	3,731	4,828	3,823
Engineered Solutions	1,568	10,642	10,873
General Corporate	7,783	13,506	6,092

	$21,454	$44,407	$31,491

Assets:
Industrial	$190,397	$251,384	$180,652
Energy	471,158	306,833	242,932
Electrical	392,126	464,105	471,410
Engineered Solutions	423,238	520,579	486,693
General Corporate	91,512	125,481	119,089

	$1,568,431	$1,668,382	$1,500,776

In addition to the impact of changes in foreign currency exchange rates, the comparability of the segment and product line data is impacted by the acquisitions discussed in Note 2, “Acquisitions” and the fiscal 2009 asset impairment charges of $26.6 million included in the Engineered Solutions segment and $4.7 million included in the Electrical Segment as discussed in Note 6, “Impairment Charges.”

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, the fair value of derivative instruments and the retained interest in trade accounts receivable (subject to the accounts receivable securitization program discussed in Note 5, “Accounts Receivable Securitization”).

The following tables summarize financial information by geographic region (in thousands).

	Year Ended August 31,
	2009	2008	2007
Net Sales:
United States	$608,783	$764,729	$734,744
Netherlands	169,186	270,234	227,193
Germany	107,748	139,394	125,980
United Kingdom	114,342	111,010	93,152
All other	239,739	327,823	255,143

	$1,239,798	$1,613,190	$1,436,212

	August 31,
	2009	2008
Long-Lived Tangible Assets:
United States	$56,378	$57,779
United Kingdom	16,970	13,226
Netherlands	16,876	24,301
Germany	4,397	4,657
All other	37,402	37,031

	$132,023	$136,994

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s largest customer accounted for 2.1%, 2.4%, and 3.5% of its sales in fiscal 2009, 2008 and 2007, respectively. Export sales from domestic operations were less than 7.9% of total net sales in each of the periods presented.

Note 17.    Contingencies and Litigation

The Company had outstanding letters of credit of $8.9 million and $6.4 million at August 31, 2009 and 2008, respectively, the majority of which secure self-insured workers compensation liabilities.

The Company is party to various legal proceedings that have arisen in the normal course of its business, which typically include product liability, environmental, labor, patent claims and divestiture disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date, the loss can be reasonably estimated and the loss is not covered by insurance. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $4.5 million at August 31, 2009.

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

Note 18. Guarantor Subsidiaries

On June 12, 2007, Actuant Corporation (the “Parent”) issued $250.0 million of 6.875% Senior Notes. All of the material domestic 100% owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 6.875% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the condensed results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

General corporate expenses have not been allocated to subsidiaries, and are all included under the Parent heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level (Parent column in the following tables) which are not allocated to subsidiaries including, but not limited to, certain employee benefits, insurance, financing and tax liabilities. Income tax provisions for domestic subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the Parent level. Net sales reported for each of the headings only includes sales to third parties; sales between entities are not significant. Additionally, substantially all of the indebtedness of the Company has historically been, and

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continues to be, carried at the corporate level and is therefore included in the Parent column in the following tables. Substantially all accounts receivable of the Parent and Guarantors are sold into the accounts receivable program described in Note 5. “Accounts Receivable Securitization.” Allowances for doubtful accounts remains recorded at the Parent and Guarantors. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries of the Company or with Actuant.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Year Ended August 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$139,389	$466,415	$633,994	$—	$1,239,798
Cost of products sold	52,949	337,903	434,272	—	825,124

Gross profit	86,440	128,512	199,722	—	414,674
Selling, administrative and engineering expenses	54,189	90,944	130,618	—	275,751
Restructuring charges	2,408	10,026	9,992	—	22,426
Impairment charges	—	28,543	2,778	—	31,321
Amortization of intangible assets	—	13,881	5,843	—	19,724

Operating profit (loss)	29,843	(14,882)	50,491	—	65,452
Financing costs, net	41,025	141	683	—	41,849
Intercompany expense (income), net	(15,797)	(1,942)	17,739	—	—
Other expense (income), net	(194)	(435)	838	—	209

Earnings (loss) before income tax expense and minority interest	4,809	(12,646)	31,231	—	23,394
Income tax expense (benefit)	4,117	(8,872)	4,281	—	(474)
Minority interest, net of income taxes	—	—	17	—	17

Earnings (loss) from continuing operations before equity in earnings of subsidiaries	692	(3,774)	26,933	—	23,851
Equity in earnings (loss) of subsidiaries	398	26,286	(7,678)	(19,006)	—

Earnings from continuing operations	1,090	22,512	19,255	(19,006)	23,851
Earnings (loss) from discontinuing operations, net of income taxes	12,633	1,643	(24,404)	—	(10,128)

Net earnings (loss)	$13,723	$24,155	$(5,149)	$(19,006)	$13,723

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Year Ended August 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$180,212	$574,022	$858,956	$—	1,613,190
Cost of products sold	66,589	416,013	569,539	—	1,052,141

Gross profit	113,623	158,009	289,417	—	561,049
Selling, administrative and engineering expenses	73,574	105,586	151,449	—	330,609
Restructuring charges	—	—	10,473	—	10,473
Amortization of intangible assets	—	10,167	3,766	—	13,933

Operating profit	40,049	42,256	123,729	—	206,034
Financing costs, net	33,806	244	2,359	—	36,409
Intercompany expense (income), net	(29,581)	20,690	8,891	—	—
Other expense (income), net	501	8,663	(12,155)	—	(2,991)

Earnings before income tax expense and minority interest	35,323	12,659	124,634	—	172,616
Income tax expense	10,668	3,869	38,879	—	53,416
Minority interest, net of income taxes	—	—	22	—	22

Earnings from continuing operations before equity in earnings of subsidiaries	24,655	8,790	85,733	—	119,178
Equity in earnings of subsidiaries	97,889	97,165	5,882	(200,936)	—

Earnings from continuing operations	122,544	105,955	91,615	(200,936)	119,178
Earnings from discontinuing operations, net of income taxes	—	1,855	1,511	—	3,366

Net earnings	$122,544	$107,810	$93,126	$(200,936)	$122,544

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Twelve Months Ended August 31, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$171,596	$551,989	$712,627	$—	$1,436,212
Cost of sales	76,647	400,519	482,269	—	959,435

Gross profit	94,949	151,470	230,358	—	476,777
Selling, administrative and engineering expenses	62,866	88,363	127,195	—	278,424
Restructuring charges	—	—	5,395	—	5,395
Amortization of intangible assets	—	7,020	3,535	—	10,555

Operating profit	32,083	56,087	94,233	—	182,403
Financing costs, net	29,610	231	3,160	—	33,001
Intercompany expense (income), net	(20,439)	21,109	(670)	—	—
Other expense, net	155	38	589	—	782

Earnings before income tax expense and minority interest	22,757	34,709	91,154	—	148,620
Income tax expense	6,986	10,656	27,990	—	45,632
Minority interest, net of income taxes	—	—	(43)	—	(43)

Net earnings from continuing operations before equity in earnings of subsidiaries	15,771	24,053	63,207	—	103,031
Equity in earnings of subsidiaries	89,181	81,952	1,042	(172,175)	—

Earnings from continuing operations	104,952	106,005	64,249	(172,175)	103,031
Earnings from discontinued operations, net of income taxes	—	1,548	373	—	1,921

Net earnings	$104,952	$107,553	$64,622	$(172,175)	$104,952

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$126	$—	$11,259	$—	$11,385
Accounts receivable	233	7,049	148,238	—	155,520
Inventories	18,000	70,513	72,143	—	160,656
Deferred income taxes	21,891	—	(1,036)	—	20,855
Prepaid expenses and other current assets	4,140	2,763	8,343	—	15,246

Total Current Assets	44,390	80,325	238,947	—	363,662
Property, Plant & Equipment, net	6,829	47,488	74,801	—	129,118
Goodwill	68,969	416,785	225,768	—	711,522
Other Intangibles, net	—	256,494	93,755	—	350,249
Investment in Subsidiaries	1,551,852	287,991	122,569	(1,962,412)	—
Other Long-term Assets	13,014	24	842	—	13,880

Total Assets	$1,685,054	$1,089,107	$756,682	$(1,962,412)	$1,568,431

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$3,291	$—	$1,673	$—	$4,964
Trade accounts payable	11,528	28,697	68,108	—	108,333
Accrued compensation and benefits	7,488	5,318	17,273	—	30,079
Income taxes payable	15,691	—	4,887	—	20,578
Other current liabilities	20,672	20,311	30,157	—	71,140

Total Current Liabilities	58,670	54,326	122,098	—	235,094
Long-term Debt, less Current Maturities	400,135	—	—	—	400,135
Deferred Income Taxes	80,972	—	36,363	—	117,335
Pension and Postretirement Benefit Liabilities	19,093	1,091	17,478	—	37,662
Other Long-term Liabilities	21,775	944	8,116	—	30,835
Intercompany Payable (Receivable)	357,039	(271,329)	(85,710)	—	—
Shareholders’ Equity	747,370	1,304,075	658,337	(1,962,412)	747,370

Total Liabilities and Shareholders’ Equity	$1,685,054	$1,089,107	$756,682	$(1,962,412)	$1,568,431

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$43,132	$213	$79,204	$—	$122,549
Accounts receivable, net	325	9,039	217,200	—	226,564
Inventories, net	26,273	87,835	101,283	—	215,391
Deferred income taxes	12,835	36	(1,001)	—	11,870
Prepaid expenses and other current assets	4,651	2,541	8,900	—	16,092

Total Current Assets	87,216	99,664	405,586	—	592,466
Property, Plant & Equipment, net	9,463	46,209	78,878	—	134,550
Goodwill	65,062	390,306	184,494	—	639,862
Other Intangibles, net	—	228,099	64,260	—	292,359
Investment in Subsidiaries	1,345,395	250,953	42,212	(1,638,560)	—
Other Long-term Assets	8,185	220	740	—	9,145

Total Assets	$1,515,321	$1,015,451	$776,170	$(1,638,560)	$1,668,382

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$339	$—	$339
Trade accounts payable	23,394	45,408	98,061	—	166,863
Accrued compensation and benefits	19,431	10,664	28,928	—	59,023
Income taxes payable (receivable)	(6,702)	278	31,291	—	24,867
Other current liabilities	16,461	17,829	25,743	—	60,033

Total Current Liabilities	52,584	74,179	184,362	—	311,125
Long-term Debt, less Current Maturities	573,818	—	—	—	573,818
Deferred Income Taxes	80,744	(286)	19,176	—	99,634
Pension and Post-retirement Benefit Liabilities	9,628	—	18,013	—	27,641
Other Long-term Liabilities	19,012	1,218	6,428	—	26,658
Intercompany Payable (Receivable)	150,029	(229,657)	79,628	—	—
Shareholders’ Equity	629,506	1,169,997	468,563	(1,638,560)	629,506

Total Liabilities and Shareholders’ Equity	$1,515,321	$1,015,451	$776,170	$(1,638,560)	$1,668,382

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended August 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$29,722	$70,016	$90,813	$(43,836)	$146,715

Investing Activities
Proceeds from sale of property, plant & equipment	—	512	1,350	—	1,862
Capital expenditures	(489)	(5,275)	(15,690)	—	(21,454)
Proceeds on divestiture of business	38,455	—	—	—	38,455
Changes in intercompany receivables (payable)	155,285	(31,699)	(123,586)	—	—
Business acquisitions, net of cash acquired	(234,600)	(3,066)	(1,756)	—	(239,422)

Cash used in investing activities	(41,349)	(39,528)	(139,682)	—	(220,559)

Financing Activities
Net borrowings on revolving credit facilities and short-term borrowings	15,325	—	1,332	—	16,657
Principal repayments on term loans	(279,100)	—	—	—	(279,100)
Proceeds from issuance of term loans	115,000	—	—	—	115,000
Debt issuance and amendment costs	(9,158)	—	—	—	(9,158)
Proceeds from equity issuance	124,781	—	—	—	124,781
Dividends paid	(2,251)	(30,701)	(13,135)	43,836	(2,251)
All other	4,024	—	—	—	4,024

Cash used in financing activities	(31,379)	(30,701)	(11,803)	43,836	(30,047)
Effect of exchange rate changes on cash	—	—	(7,273)	—	(7,273)

Net decrease in cash and cash equivalents	(43,006)	(213)	(67,945)	—	(111,164)
Cash and cash equivalents - beginning of period	43,132	213	79,204	—	122,549

Cash and cash equivalents - end of period	$126	$—	$11,259	$—	$11,385

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended August 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$101,826	$86,238	$92,644	$(110,611)	$170,097

Investing Activities
Proceeds from sale of property, plant & equipment	1,491	8,328	4,246	—	14,065
Capital expenditures	(2,602)	(8,385)	(33,420)	—	(44,407)
Changes in intercompany receivables (payable)	(39,697)	(1,618)	41,315	—	—
Business acquisitions, net of cash acquired	(47,390)	(210)	(62,509)	—	(110,109)

Cash used in investing activities	(88,198)	(1,885)	(50,368)	—	(140,451)

Financing Activities
Net borrowings on revolving credit facilities and short-term borrowings	(1,909)	—	2,155	—	246
Proceeds from term loan	—	—	(7)	—	(7)
Principal repayments on term loans	—	—	(1,008)	—	(1,008)
Dividends paid	(2,221)	(84,140)	(26,471)	110,611	(2,221)
All other	8,029	—	—	—	8,029

Cash provided by (used in) financing activities	3,899	(84,140)	(25,331)	110,611	5,039
Effect of exchange rate changes on cash	—	—	1,184	—	1,184

Net increase in cash and cash equivalents	17,527	213	18,129	—	35,869
Cash and cash equivalents—beginning of period	25,605	—	61,075	—	86,680

Cash and cash equivalents—end of period	$43,132	$213	$79,204	$—	$122,549

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended August 31, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$83,584	$38,226	$96,656	$(41,356)	$177,110

Investing Activities
Proceeds from sale of property, plant & equipment	2,454	160	1,956	—	4,570
Capital expenditures	(4,573)	(3,734)	(23,184)	—	(31,491)
Changes in intercompany receivables (payable)	(10,286)	(4,073)	14,359	—	—
Business acquisitions, net of cash acquired	(119,452)	—	(43,529)	—	(162,981)

Cash used in investing activities	(131,857)	(7,647)	(50,398)	—	(189,902)

Financing Activities
Net repayments on revolving credit facilities and short-term borrowings	(80,229)	—	(126)	—	(80,355)
Proceeds from Senior Note offering, net of discount	249,039	—	—	—	249,039
Proceeds from issuance of term loans	150,000	—	5,737	—	155,737
Principal repayments on term loans	(245,000)	—	(6,737)	—	(251,737)
Dividends paid	(2,187)	(30,579)	(10,777)	41,356	(2,187)
All other	1,680	—	—	—	1,680

Cash provided by (used in) financing activities	73,303	(30,579)	(11,903)	41,356	72,177
Effect of exchange rate changes on cash	—	—	1,636	—	1,636

Net increase in cash and cash equivalents	25,030	—	35,991	—	61,021
Cash and cash equivalents—beginning of period	575	—	25,084	—	25,659

Cash and cash equivalents—end of period	$25,605	$—	$61,075	$—	$86,680

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.	Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal 2009 and fiscal 2008 is as follows:

	Year Ended August 31, 2009
	First	Second	Third	Fourth	Total
Net sales	$370,789	$293,799	$285,154	$290,056	$1,239,798
Gross profit	130,225	94,508	95,361	94,580	414,674
Earnings from continuing operations	11,899	4,229	3,211	4,512	23,851
Earnings (loss) from discontinued operations	(300)	(985)	(20,846)	12,003	(10,128)
Net earnings (loss)	11,599	3,244	(17,635)	16,515	13,723

Earnings from continuing operations per share:
Basic	$0.21	$0.08	$0.06	$0.07	$0.41
Diluted	0.19	0.08	0.06	0.07	0.40
Earnings (loss) from discontinued operations per share:
Basic	0.00	(0.02)	(0.37)	0.19	(0.17)
Diluted	0.00	(0.02)	(0.33)	0.17	(0.16)
Net earnings (loss) per share:
Basic	0.21	0.06	(0.31)	0.26	0.24
Diluted	0.19	0.06	(0.27)	0.24	0.24

	Year Ended August 31, 2008
	First	Second	Third	Fourth	Total
Net sales	$400,999	$386,910	$431,811	$393,470	$1,613,190
Gross profit	137,172	130,907	150,719	142,251	561,049
Earnings from continuing operations	26,325	21,498	37,773	33,582	119,178
Earnings from discontinued operations	1,102	741	862	661	3,366
Net earnings	27,427	22,239	38,635	34,243	122,544

Earnings from continuing operations per share:
Basic	$0.47	$0.39	$0.68	$0.60	$2.14
Diluted	0.42	0.34	0.59	0.53	1.88
Earnings from discontinued operations per share:
Basic	0.02	0.01	0.01	0.01	0.06
Diluted	0.01	0.01	0.01	0.01	0.05
Net earnings per share
Basic	0.49	0.40	0.69	0.61	2.20
Diluted	0.43	0.35	0.60	0.54	1.93

The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

ACTUANT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions		Deductions	Other	Balance at End of Period
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Net Acquired/ Divested	Accounts Written Off Less Recoveries

Allowance for losses—Trade accounts receivable
August 31, 2009	$6,830	$4,030	$117	$(2,332)	$(12)	$8,633

August 31, 2008	7,856	1,100	80	(2,224)	18	6,830

August 31, 2007	7,363	2,465	456	(2,299)	(129)	7,856

Allowance for losses—Inventory
August 31, 2009	$17,603	$10,070	$1,529	$(4,366)	$(539)	$24,297

August 31, 2008	15,765	6,478	385	(5,339)	(314)	17,603

August 31, 2007	16,977	2,327	6,757	(10,336)	40	15,765

Valuation allowance—Income taxes
August 31, 2009	$21,952	$11,350	$—	$(12,950)	$(115)	$20,238

August 31, 2008	17,993	4,466	—	(645)	138	21,952

August 31, 2007	14,191	6,392	183	(3,622)	849	17,993

Note: valuation accounts are deducted from the related assets to which they apply in the Consolidated Balance Sheets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2009, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded certain elements of The Cortland Companies from its assessment of internal control over financial reporting as of August 31, 2009 because it was acquired by the Company in a purchase business combination during fiscal 2009. Subsequent to the acquisition certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2009. The Cortland Companies are wholly-owned subsidiaries whose total assets and total revenues, excluding integrated elements, represent 16% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2009.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of August 31, 2009, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors; Executive Officers and Corporate Governance

Information about the Company’s directors is incorporated by reference from the “Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 12, 2010 (the “2010 Annual Meeting Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” section in the Company’s 2010 Annual Meeting Proxy Statement. Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2010 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.

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

The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters” and the “Executive Compensation” sections (other than the subsection thereof entitled “Report of the Audit Committee” ) of the 2010 Annual Meeting Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2010 Annual Meeting Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the “Certain Relationships and Related Party Transactions” section of the 2010 Annual Meeting Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2010 Annual Meeting Proxy Statement.

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

2.  Financial Statement Schedules

See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data”.

3.  Exhibits

See “Index to Exhibits” beginning on page 80, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTUANT CORPORATION (Registrant)

By:	/s/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: October 28, 2009

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

Signature	Title

/S/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Chairman of the Board, President and Chief Executive Officer

/S/ GUSTAV H.P. BOEL Gustav H.P. Boel	Director and Executive Vice President

/S/ GURMINDER S. BEDI Gurminder S. Bedi	Director

/S/ WILLIAM K. HALL William K. Hall	Director

/S/ THOMAS J. FISCHER Thomas J. Fischer	Director

Signature	Title

/S/ ROBERT A. PETERSON Robert A. Peterson	Director

/S/ DENNIS K. WILLIAMS Dennis K. Williams	Director

/S/ HOLLY A. VANDEURSEN Holly A. VanDeursen	Director

/S/ R. ALAN HUNTER, JR R. Alan Hunter, Jr.	Director

/S/ ANDREW G. LAMPEREUR Andrew G. Lampereur	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ CHADWICK I. DELUKA Chadwick I. DeLuka	Corporate Controller and Principal Accounting Officer

*	Each of the above signatures is affixed as of October 28, 2009.

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2009

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant’s Form 10-Q for quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant’s Form 10-K for the fiscal year ended August 31, 2003

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended August 31, 2004

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 8-K filed on July 18, 2006

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.1 to the Registrant’s Form 8-K filed on October 23, 2007

4.1	Indenture dated June 12, 2007 by and among Actuant Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee relating to $250,000,000 Actuant Corporation 6.875% Senior Notes due 2017	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2007

4.2	Indenture, dated as of November 10, 2003, among Actuant Corporation as issuer and the Subsidiary Guarantors and U.S. Bank National Association relating to $150,000,000 Actuant Corporation 2% Convertible Senior Subordinated Notes Due 2023	Exhibit 4.2 to the Registrant’s Form 10-Q for quarter ended November 30, 2003

4.3	Credit Agreement dated as of February 19, 2004 among Actuant Corporation, the Lenders, and Bank One, NA, as LC Issuer and as Agent	Exhibit 4.4 to the Registrant’s Form 10-Q for quarter ended February 29, 2004

4.4	Second Amended and Restated Credit Agreement dated November 10, 2008 among Actuant Corporation, the Lenders party thereto and JPMorgan Cash Bank, N.A. as the Agent	Exhibit 10.0 to the Registrant’s Form 10-Q for the quarter ended November 30, 2008

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
4.5	Amendment No. 1 dated June 10, 2009 to Second Amended and Restated Credit Agreement dated November 10, 2008 among Actuant Corporation, the foreign subsidiary borrowers party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	Exhibit 10.1 to the Registrant’s Form 8-K filed on June 10, 2009

10.1	Outside Directors’ Deferred Compensation Plan adopted by Board of Directors on May 4, 1995	Exhibit 10.8 to the Registrant’s Form 10-K for fiscal year ended August 31, 1995

10.2	First Amendment of Actuant Corporation Outside Directors’ Deferred Compensation Plan dated December 25, 2008	Exhibit 10.14 to the Registrant’s Form 10-Q for quarter ended November 30, 2008

10.3	Actuant Corporation Deferred Compensation Plan	Exhibit 99.1 to the Registrant’s Form S-8 filed on September 2, 2004

10.4	Second Amendment of Actuant Corporation Deferred Compensation Plan dated December 25, 2008	Exhibit 10.13 to the Registrant’s Form 10-Q for quarter ended November 30, 2008

10.5	(a) 1996 Stock Plan adopted by board of directors on August 8, 1996 and proposed for shareholder approval on January 8, 1997	Annex A to the Registrant’s Proxy Statement dated November 19, 1996 for 1997 Annual Meeting of Shareholders

	(b) Amendment to 1996 Stock Plan adopted by board of directors on May 8, 1997	Exhibit 10.10(b) to the Registrants Form 10-K for the fiscal year ended August 31, 1997

10.6	Actuant Corporation Executive Stock Purchase Plan	Exhibit 10.22 to the Registrants Form 10-K for the fiscal year ended August 31, 2000

10.7	Actuant Corporation 2001 Stock Plan	Exhibit B to the Registrant’s Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

10.8	First Amendment to the Actuant Corporation 2001 Stock Plan dated December 25, 2008	Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended November 30, 2008

10.9	Actuant Corporation 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant’s Proxy Statement, dated December 5, 2005 for the 2006 Annual Meeting of Shareholders

10.10	First Amendment to the Amended and Restated Actuant Corporation 2001 Outside Directors’ Stock Plan dated December 25, 2008	Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended November 30, 2008

10.11	Actuant Corporation 2002 Stock Plan, as amended	Exhibit 10.26 to the Registrant’s Form 8-K filed on January 20, 2006

10.12	Fourth Amendment to the Actuant Corporation 2002 Stock Plan dated November 7, 2008	Exhibit 10.11 to the Registrant’s Form 10-Q for quarter ended November 30, 2008

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
10.13	Actuant Corporation Long Term Incentive Plan	Exhibit 10.25 to the Registrant’s Form 8-K filed on July 12, 2006

10.14	Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit A to the Registrant’s Proxy Statement dated December 5, 2008 for the 2009 Annual Meeting of Shareholders

10.15	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.35 to the 2002 10-K

10.16	Retention Agreement, dated June 25, 2007, between Actuant Corporation and William Blackmore	Exhibit 10.1 to the Registrant’s Form 8-K filed on June 29, 2007

10.17	Actuant Corporation Form of Change in Control Agreement for certain named executives	Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended November 30, 2008

10.18	Receivables Sale Agreement dated as of May 30, 2001, among Actuant Corporation, Del City Wire Co., Inc., GB Tools and Supplies, Inc., Versa Technologies, Inc., and Engineered Solutions, L.P., as Originators, and Actuant Receivables Corporation, as Buyer	Exhibit 10.25 to the Registrant’s Form 10-Q For quarter ended May 31, 2001

10.19	Amendment No. 13, dated June 23, 2009 to the Receivables Sale Agreement dated May 31, 2001, among Actuant Corporation as Parent, the Originators party thereto, Actuant Receivables Corporation as buyer and Wachovia Bank, National Association, as Agent		X

10.20	Amended and Restated Receivables Purchase Agreement, dated September 10, 2008, among Actuant Corporation as Initial Servicer, Actuant Receivables Corporation, as Seller and Wachovia Bank, National Association, as Purchaser and Agent	Exhibit 10.3 to the Registrant’s Form 10-Q for quarter ended February 28, 2009

10.21	Amendment No. 3, dated June 23, 2009, to the Amended and Restated Receivables Purchase Agreement dated September 10, 2008, among Actuant Corporation as Initial Servicer, Actuant Receivables Corporation, as Seller and Wachovia Bank, National Association, as Purchaser and Agent		X

14	Code of Ethics	Exhibit 14 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2003

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X