Form 10-Q
period 2009-11-30
ACTUANT CORP
filed 2010-01-08
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2009 was 67,860,856.

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

The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	the duration or severity of the current worldwide economic downturn or the timing or strength of a subsequent recovery;

•	the realization of anticipated cost savings from restructuring activities and cost reduction efforts;

•	market conditions in the industrial, production automation, oil & gas, energy, power generation, marine, infrastructure, vehicle and retail Do-It Yourself (“DIY”) industries;

•	increased competition in the markets we serve and market acceptance of existing and new products;

•	successful integration of acquisitions and related restructurings;

•	operating margin risk due to competitive product pricing, operating efficiencies and material and conversion cost increases;

•	foreign currency, interest rate and commodity risk;

•	supply chain and industry trends, including changes in purchasing and other business practices by customers;

•	regulatory and legal developments;

•	our substantial indebtedness, ability to comply with the financial and other covenants in our debt agreements and current credit market conditions;

•	the levels of future sales, profit and cash flows that we achieve.

Our Form 10-K for the fiscal year ended August 31, 2009 contains an expanded description of these and other risks that may affect our business, financial position and results of operations under the section entitled “Risk Factors.”

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

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,
	2009	2008
Net sales	$305,193	$370,789
Cost of products sold	198,571	240,564

Gross profit	106,622	130,225
Selling, administrative and engineering expenses	72,496	73,676
Restructuring charges	3,574	674
Impairment charge	—	26,553
Amortization of intangible assets	5,457	4,231

Operating profit	25,095	25,091
Financing costs, net	8,538	12,235
Other (income) expense, net	304	(539)

Earnings before income tax	16,253	13,395
Income tax expense	4,399	1,497

Earnings from continuing operations	11,854	11,898
Loss from discontinued operations, net of taxes	—	(300)

Net earnings	$11,854	$11,598

Earnings from continuing operations per share:
Basic	$0.18	$0.21
Diluted	0.17	0.19
Earnings per share:
Basic	$0.18	$0.21
Diluted	0.17	0.19
Weighted average common shares outstanding:
Basic	67,542	56,022
Diluted	74,012	64,395

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	November 30, 2009	August 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$13,822	$11,385
Accounts receivable, net	205,572	155,520
Inventories, net	167,963	160,656
Deferred income taxes	20,800	20,855
Prepaid expenses and other current assets	15,853	15,246

Total Current Assets	424,010	363,662
Property, Plant and Equipment
Land, buildings and improvements	61,672	61,649
Machinery and equipment	257,964	254,591

Gross property, plant and equipment	319,636	316,240
Less: Accumulated depreciation	(192,507)	(187,122)

Property, Plant and Equipment, net	127,129	129,118
Goodwill	719,415	711,522
Other Intangibles, net	346,215	350,249
Other Long-term Assets	12,356	13,880

Total Assets	$1,629,125	$1,568,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$1,697	$4,964
Trade accounts payable	122,587	108,333
Accrued compensation and benefits	30,830	30,079
Income taxes payable	28,601	20,578
Other current liabilities	75,942	71,140

Total Current Liabilities	259,657	235,094
Long-term Debt, less Current Maturities	402,753	400,135
Deferred Income Taxes	118,367	117,335
Pension and Postretirement Benefit Liabilities	38,608	37,662
Other Long-term Liabilities	32,113	30,835
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 84,000,000 shares, issued and outstanding 67,852,421 and 67,718,207 shares, respectively	13,570	13,543
Additional paid-in capital	(184,066)	(188,644)
Retained earnings	958,919	947,070
Accumulated other comprehensive loss	(10,796)	(24,599)
Stock held in trust	(1,827)	(1,766)
Deferred compensation liability	1,827	1,766

Total Shareholders’ Equity	777,627	747,370

Total Liabilities and Shareholders’ Equity	$1,629,125	$1,568,431

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2009	2008
Operating Activities
Net earnings	$11,854	$11,598
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	12,187	12,747
Stock-based compensation expense	1,943	1,537
Deferred income tax (benefit) provision	256	(10,360)
Impairment charge	—	26,553
Amortization of debt discount and debt issuance costs	962	880
Other non-cash adjustments	231	(817)
Changes in components of working capital and other:
Accounts receivable	(8,032)	4,974
Accounts receivable securitization	—	483
Expiration of accounts receivable securitization program	(37,106)	—
Inventories	(4,400)	(5,332)
Prepaid expenses and other assets	30	(38)
Trade accounts payable	12,439	(19,683)
Income taxes payable	9,439	1,895
Accrued compensation and benefits	1,790	(21,074)
Other liabilities	5,186	9,155

Net cash provided by operating activities	6,779	12,518
Investing Activities
Proceeds from sale of property, plant and equipment	275	94
Capital expenditures	(3,178)	(7,634)
Cash paid for business acquisitions, net of cash acquired	—	(231,768)

Net cash used in investing activities	(2,903)	(239,308)
Financing Activities
Net borrowings on revolving credit facilities and short-term borrowings	22,382	187,995
Principal repayments on term loans	—	(155,000)
Proceeds from issuance of term loans	—	115,000
Open market repurchase of 2% Convertible Notes	(22,894)	—
Debt issuance costs	—	(5,333)
Stock option exercises, tax benefits and other	487	2,479
Cash dividend	(2,702)	(2,251)

Net cash (used in) provided by financing activities	(2,727)	142,890
Effect of exchange rate changes on cash	1,288	(8,431)

Net increase (decrease) in cash and cash equivalents	2,437	(92,331)
Cash and cash equivalents – beginning of period	11,385	122,549

Cash and cash equivalents – end of period	$13,822	$30,218

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheet data as of August 31, 2009 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2009 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentation, including amounts related to discontinued operations. The Company has evaluated subsequent events through the date these financial statements were issued, January 8, 2010. Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2010.

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued an update to Accounting Standards Codification (ASC) No. 260, “Earnings Per Share,” which concluded that unvested share-based awards that contain non-forfeitable rights to dividends are participating securities and, therefore, must be included in the computation of earnings per share pursuant to the two-class method. Outstanding unvested share-based awards (restricted stock awards) granted under the Actuant Corporation 2001 and 2002 Stock Plans are participating securities as they contain non-forfeitable rights to dividends. The application of the two-class method in computing basic and dilutive earnings per share, adopted as of September 1, 2009, did not have a material impact on the weighted average shares outstanding or earnings per share amounts.

In December 2007, the FASB issued an update to ASC No. 810, “Consolidations,” which changed the accounting and reporting for non-controlling (minority) interests. The Company has one joint venture with a non-controlling interest, which is not significant to the Company’s financial position and results of operations. As a result, the adoption of this guidance on September 1, 2009 did not have a material effect on the Condensed Consolidated Financial Statements.

In December 2007, the FASB issued an update to ASC No. 805, “Business Combinations,” which changed the accounting for certain aspects of business combinations, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. Also, under ASC No. 805, adjustments associated with changes in deferred tax balances or tax contingencies that occur after the one year measurement period are recorded as adjustments to income tax expense. The Company will apply this guidance prospectively to business combinations completed on or after September 1, 2009.

Note 2. Acquisitions

The Company completed several business acquisitions during fiscal 2009, which resulted in the recognition of goodwill in the Condensed Consolidated Financial Statements. The Company is continuing to evaluate the initial purchase price allocations for acquisitions completed within the past 12 months and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses becomes known.

On September 26, 2008, the Company completed the acquisition of the stock of The Cortland Companies (“Cortland”) for approximately $231.2 million in cash, net of cash acquired. Cortland is a global designer, manufacturer and distributor of custom-engineered electro-mechanical cables and umbilicals, high performance synthetic ropes and value-added steel cable assemblies. The majority of the Cortland businesses are included within the Energy segment, while the steel cable assembly business (Sanlo) is included in the Other product line within the Engineered Solutions segment. The purchase price allocation resulted in $131.1 million assigned to goodwill (a portion of which is deductible for tax purposes), $17.8 million to tradenames, $1.3 million to non-compete agreements, $4.3 million to patents and $81.4 million to customer relationships. The amounts assigned to non-compete agreements, patents and customer relationships are being amortized over 3, 8 and 15 years, respectively. In addition to the acquisition of Cortland, the Company also completed several smaller acquisitions in fiscal 2009 for an aggregate purchase price of $7.4 million of cash and a seller note payable of $2.5 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma results of operations of the Company for the three months ended November 30, 2009 and 2008, respectively, give effect to these acquisitions as though the transactions and related financing activities had occurred on September 1, 2008 (in thousands, except per share amounts):

	Three Months Ended November 30,
	2009	2008
Net sales
As reported	$305,193	$370,789
Pro forma	305,193	376,638
Earnings from continuing operations
As reported	$11,854	$11,898
Pro forma	11,854	11,868
Basic earnings per share from continuing operations
As reported	$0.18	$0.21
Pro forma	0.18	0.21
Diluted earnings per share from continuing operations
As reported	$0.17	$0.19
Pro forma	0.17	0.19

Note 3. Discontinued Operations

During the fourth quarter of fiscal 2009, as part of its continuous process of portfolio management and evaluation of strategic initiatives, the Company sold the Acme Aerospace (Engineered Solutions Segment) and BH Electronics (Electrical Segment) businesses in separate transactions for total cash proceeds of $38.5 million, net of transaction costs. As a result of the sale transactions, the Company recognized a net pre-tax gain of $17.8 million in the fourth quarter of fiscal 2009. The results of operations for the divested businesses have been reported as discontinued operations for all periods presented. The following table summarizes the results of discontinued operations for the divested businesses (in thousands):

Three Months Ended November 30, 2008
Net sales	$9,191

Loss from operations of divested businesses	(427)
Income tax benefit	(127)

Loss from discontinued operations, net of income tax	$(300)

Note 4. Restructuring

In fiscal 2009, the Company committed to various restructuring initiatives including workforce reductions, plant consolidations, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. The total restructuring charges for these activities were $3.6 million and $0.7 million for the three months ended November 30, 2009 and 2008, respectively. The restructuring charges in the first quarter of fiscal 2010, which impact all reportable segments, include $1.6 million of severance, $0.2 million of facility consolidation charges and $1.8 million other restructuring charges. The remaining severance will be paid during the next twelve months, while facility consolidation costs (primarily reserves for future minimum lease payments for vacated facilities) will be paid over the underlying lease terms. The Company expects to incur approximately $10 - $12 million of restructuring charges in fiscal 2010 resulting in a cumulative pre-tax cost of these restructuring initiatives (including fiscal 2009 costs) of approximately $35 million. A rollforward of the restructuring reserve (included in Other Current Liabilities and Other Long Term Liabilities in the Condensed Consolidated Balance Sheet) is as follows (in thousands):

	Three Months Ended November 30,
	2009	2008
Beginning Balance	$11,530	$—
Restructuring charges	3,627	674
Cash payments	(4,281)	—
Product line rationalization	(53)	—
Other non-cash uses of reserve	(816)	—
Impact of changes in foreign currency rates	117	—

Ending Balance	$10,124	674

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2008, the Company completed a specific restructuring plan related to the European Electrical business (Electrical Segment). The balance of the related restructuring reserve was $3.9 million and $3.8 million at November 30, 2009 and August 31, 2009, respectively, which primarily relates to a reserve for future minimum lease payments for vacated facilities, which will be paid over the remaining ten-year term of the lease.

Note 5. Impairment Charge

The Company’s goodwill is tested for impairment annually, at August 31, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units using the discounted cash flow method based on management’s judgments and assumptions. The estimated fair value of the reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill is potentially impaired and the Company then determines the implied fair value of goodwill, which is compared to the carrying value to determine if impairment exists. Indefinite lived intangible assets are also subject to impairment tests on an annual basis, or more frequently if events or changes in circumstances dictate.

Significant adverse developments in the recreational vehicle (“RV”) market in the first quarter of fiscal 2009 had a dramatic effect on the Company’s RV business (Engineered Solutions Segment). Its financial results were negatively impacted by lower wholesale motorhome shipments by OEM’s, decreased consumer confidence and the lack of financing as a result of the global credit crisis. These factors caused the Company to significantly reduce its projections for sales, operating profits and cash flows of the RV business, and resulted in the recognition of a $26.6 million non-cash asset impairment charge during the three months ended November 30, 2008. The asset impairment charge included the $22.2 million write-off of all remaining goodwill in the RV business. In addition, a $0.8 million impairment was recognized related to indefinite lived intangibles (tradenames). Due to the then existing impairment indicators, management assessed the recoverability of the RV business fixed assets and amortizable intangible assets (customer relationships, patents and trademarks). An impairment charge of $3.6 million was recognized for the difference between the fair value and carrying value of such assets.

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the three months ended November 30, 2009 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2009	$64,688	$228,534	$199,229	$219,071	$711,522
Purchase accounting adjustments	—	2,009	—	—	2,009
Impact of changes in foreign currency rates	804	1,945	1,520	1,615	5,884

Balance as of November 30, 2009	$65,492	$232,488	$200,749	$220,686	$719,415

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying value and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization are as follows (in thousands):

	November 30, 2009			August 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$234,641	$41,775	$192,866	$232,751	$37,396	$195,355
Patents	45,247	24,812	20,435	45,153	23,871	21,282
Trademarks	6,266	5,018	1,248	6,258	4,928	1,330
Non-compete agreements	4,647	3,206	1,441	5,277	2,817	2,460
Other	822	590	232	792	549	243

	$291,623	$75,401	$216,222	$290,231	$69,561	$220,670

Amortization expense recorded on the intangible assets listed above was $5.5 million and $4.3 million for the three months ended November 30, 2009, and 2008, respectively. The Company estimates that amortization expense will approximate $16.8 million for the remainder of fiscal 2010. Amortization expense for future years is estimated to be as follows: $20.4 million in fiscal 2011, $18.7 million in fiscal 2012, $17.3 million in fiscal 2013, $16.6 million in fiscal 2014 and $126.4 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions or changes in foreign currency exchange rates.

The gross carrying value of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of November 30, 2009 and August 31, 2009 were $130.0 million and $129.6 million, respectively. These assets are comprised of acquired tradenames.

Note 7. Accounts Receivable Securitization

Historically, the Company maintained an accounts receivable securitization program whereby it sold certain of its trade accounts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary which, in turn, sold participating interests in its pool of receivables to a third party financial institution. The Company did not renew the securitization program on its scheduled maturity date of September 8, 2009 and as a result, borrowed $37.1 million under the Senior Credit Facility revolver to fund the corresponding increase in accounts receivable upon such expiration. The retained interest at August 31, 2009 was $28.8 million and was included in Accounts Receivable, net in the accompanying Condensed Consolidated Balance Sheets. Sales of trade receivables from the special purpose subsidiary totaled $111.2 million for the three months ended November 30, 2008, while related cash collected during the same period totaled $187.1 million (included in operating activities in the Condensed Consolidated Statement of Cash Flows). Financing costs related to the account receivable securitization program were $0.4 million for the three months ended November 30, 2008.

Note 8. Product Warranty Costs

The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on sales, historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty (in thousands):

	Three Months Ended November 30,
	2009	2008
Beginning balance	$8,989	$9,309
Warranty reserves of acquired business	—	278
Provision for warranties	1,614	2,652
Warranty payments and costs incurred	(1,488)	(2,180)
Impact of changes in foreign currency rates	155	(527)

Ending balance	$9,270	$9,532

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2009	August 31, 2009
Senior credit facility - revolver	$35,650	$10,000
6.875% Senior notes	249,260	249,235

Total Senior Indebtedness	284,910	259,235
Convertible subordinated debentures (“2% Convertible Notes”)	117,843	140,900

	$402,753	$400,135

The Senior Credit Facility, which matures on November 10, 2011, provides a $400 million revolving credit facility and bears interest at LIBOR plus 3.75% (aggregating 4.1% at November 30, 2009). Borrowings are subject to a pricing grid, which can result in quarterly increases or decreases to the borrowing spread, depending on the Company’s leverage ratio. In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver. At November 30, 2009, the non-use fee was 0.5% annually, and the unused credit line under the revolver was approximately $362.7 million, of which $306.4 million was available for borrowings. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio (4.5:1 at November 30, 2009 and February 28, 2010, stepping back quarterly to 3.5:1 by November 30, 2010) and a minimum fixed charge coverage ratio of 1.65:1. The Company was in compliance with all debt covenants at November 30, 2009 and expects to remain in compliance through the term of the agreement. The Company’s ability to comply with the covenants in the future depends on the global economy and the Company’s financial performance.

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

In November 2003, the Company issued $150.0 million of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). The 2% Convertible Notes bear interest at a rate of 2.0% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price of the 2% Convertible Notes equals or exceeds 120% of their underlying principal amount over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable six month interest periods. The Company may redeem all or part of the 2% Convertible Notes on or after November 20, 2010 for cash, at a redemption price equal to 100% of the principal amount, plus accrued interest. In addition, holders of the 2% Convertible Notes have the option to require the Company to repurchase all or a portion of their 2% Convertible Notes for cash on November 15, 2010, November 15, 2013 and November 15, 2018 at a repurchase price equal to 100% of the principal amount of the notes, plus accrued interest. Any repurchases of 2% Convertible Notes will be funded through availability under the Senior Credit Facility (which matures in fiscal 2012); and therefore, the outstanding 2% Convertible Notes are classified as long-term indebtedness in the Condensed Consolidated Balance Sheets. If certain conditions are met, holders may also convert their 2% Convertible Notes into shares of the Company’s Class A common stock prior to the scheduled maturity date. In the fourth quarter of fiscal 2009, the Company repurchased $9.1 million of 2% Convertible Notes and during the first quarter of fiscal 2010, repurchased an additional $23.1 million of 2% Convertible Notes. These cash repurchases were made at an average price of 99.3% of the par value of the 2% Convertible Notes. After considering these repurchases, the remaining $117.8 million of 2% Convertible Notes, are convertible into 5,905,419 shares of Company’s Class A common stock at a conversion rate of 50.1126 shares per $1,000 of principal amount, which equates to a conversion price of approximately $19.96 per share.

Note 10. Employee Benefit Plans

The Company provides pension benefits to certain employees of acquired domestic businesses, who were entitled to those benefits prior to acquisition, as well as certain employees of foreign businesses. Most of the U.S. defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits, while participants in most non-U.S. defined benefit plans continue to earn benefits. For the three months ended November 30, 2009 and 2008, the Company recognized a net periodic pension benefit cost of $0.4 million and $0.3 million, respectively. The Company anticipates contributing $0.4 million to U.S. pension plans and $1.4 million to non-U.S. pension plans in fiscal 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Fair Value Measurement

In accordance with ASC No. 820, “Fair Value Measurements and Disclosures,” the Company assesses the inputs used to measure the fair value of financial assets and liabilities using a three-tier hierarchy. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The Company has no financial assets or liabilities that are recorded at fair value using significant unobservable inputs (Level 3). The fair value of financial assets and liabilities included in the Condensed Consolidated Balance Sheet are as follows (in thousands):

	November 30, 2009	August 31, 2009
Level 1 Valuation:
Cash equivalents	$552	$653
Investments	1,652	1,320

Level 2 Valuation:
Fair value of derivative instruments	$201	$759

The fair value of the Company’s accounts receivable, accounts payable, short-term borrowings and variable rate long-term debt approximated book value as of November 30, 2009 and August 31, 2009 due to their short-term nature and the fact that the applicable interest rates approximated market rates of interest. At November 30, 2009 the fair value of the $117.8 million of 2% Convertible Notes was $122.2 million while the fair value of the $250 million of Senior Notes was $237.2 million, based on quoted market prices.

Note 12. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2009	2008
Numerator:
Net earnings	$11,854	$11,598
Plus: 2% Convertible Notes financings costs, net of taxes	467	611

Net earnings for diluted earnings per share	$12,321	$12,209

Denominator:
Weighted average common shares outstanding for basic earnings per share	67,542	56,022
Net effect of dilutive securities - equity based compensation plans	488	856
Net effect of 2% Convertible Notes based on the if-converted method	5,982	7,517

Weighted average common and equivalent shares outstanding for diluted earnings per share	74,012	64,395

Basic Earnings Per Share:	$0.18	$0.21
Diluted Earnings Per Share:	$0.17	$0.19

Outstanding share-based awards to acquire 4,200,000 and 2,572,000 shares of common stock were not included in the Company’s computation of earnings per share for the three months ended November 30, 2009 and 2008, respectively because the effect would have been anti-dilutive. The increase in the weighted average common shares outstanding for the three months ended November 30, 2009 results from the 10,925,000 shares issued in connection with the follow-on equity offering in the fourth quarter of fiscal 2009.

Note 13. Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, permanent items, state tax rates and our ability to utilize various tax credits and net operating loss carryforwards. The Company adjusts the quarterly provision for income taxes based on the estimated annual effective income tax rate and facts and circumstances known at each interim reporting period

        The effective income tax rate for the three months ended November 30, 2009 was 27.1% as compared to 10.6% for the three months ended November 30, 2008. The increase in the effective tax rate for the three months ended November 30, 2009, relative to the prior year, is primarily due to the prior year tax benefit on the impairment charge (Note 5, “Impairment Charge”) being recognized at a tax rate that was much higher than the consolidated global effective tax rate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of a review of current tax positions, the gross liability for unrecognized tax benefits, excluding interest and penalties, increased from $28.5 million at August 31, 2009 to $29.6 million at November 30, 2009. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. The Company believes it is reasonably possible that the total amount of unrecognized tax benefit could decrease by a range of $2.5 million to $3.5 million within the next twelve months. In addition, as of November 30, 2009 and August 31, 2009, the Company had liabilities totaling $3.8 million and $3.5 million, respectively, for the payment of interest and penalties related to its unrecognized tax benefits.

Note 14. Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is significantly impacted by the movement of the U.S. dollar versus other global currencies, most notably the Euro and British Pound. The following table sets forth the reconciliation of net earnings to comprehensive income (loss) (in thousands):

	Three Months Ended November 30,
	2009	2008
Net earnings	$11,854	$11,598
Foreign currency translation adjustment	14,011	(64,940)
Changes in net unrealized gains/(losses), net of tax	(208)	(1,799)

Comprehensive income (loss)	$25,657	$(55,141)

Note 15. Segment Information

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended November 30,
	2009	2008
Net Sales by Segment:
Industrial	$65,308	$90,524
Energy	64,065	73,982
Electrical	86,618	102,898
Engineered Solutions	89,202	103,385

	$305,193	$370,789

Net Sales by Reportable Product Line:
Industrial	$65,308	$90,524
Energy	64,065	73,982
North American Electrical	54,065	67,383
European Electrical	32,553	35,515
Vehicle Systems	64,554	72,749
Other	24,648	30,636

	$305,193	$370,789

Operating Profit:
Industrial	$13,676	$26,007
Energy	11,359	15,537
Electrical	673	5,859
Engineered Solutions	5,053	(19,113)
General Corporate	(5,666)	(3,199)

	$25,095	$25,091

	November 30, 2009	August 31, 2009
Assets:
Industrial	$204,988	$190,397
Energy	487,033	471,158
Electrical	422,098	392,126
Engineered Solutions	447,145	423,238
General Corporate	67,861	91,512

	$1,629,125	$1,568,431

In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by the acquisitions discussed in Note 2, “Acquisitions” and the $26.6 million impairment charge included in the Engineered Solutions segment as discussed in Note 5, “Impairment Charge.”

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, the fair value of derivative instruments and the retained interest in trade accounts receivable (subject to the accounts receivable program discussed in Note 7, “Accounts Receivable Securitization.”)

Note 16. Contingencies and Litigation

The Company had outstanding letters of credit of $10.3 million and $8.9 million at November 30, 2009 and August 31, 2009, respectively, the majority of which secure self-insured workers compensation liabilities.

The Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor, patent claims and divestiture disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date, can be reasonably estimated and is not covered by insurance. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $4.3 million at November 30, 2009.

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

Note 17. Guarantor Subsidiaries

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

General corporate expenses have not been allocated to subsidiaries, and are all included under the Parent heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level (Parent column in the following tables) which are not allocated to subsidiaries including, but not limited to, certain employee benefits, insurance, financing, and tax liabilities. Income tax provisions for domestic subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the Parent level. Net sales reported for each of the headings only includes sales to third parties; sales between entities are not significant. Additionally, substantially all of the indebtedness of the Company is carried at the corporate level and is therefore included in the Parent column in the following tables. Prior to fiscal 2010, substantially all accounts receivable of the Parent and Guarantors were sold into the accounts receivable program described in Note 7, “Accounts Receivable Securitization.” Allowances for doubtful accounts remain recorded at the Parent and Guarantors. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries of the Company or with Actuant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Three Months Ended November 30, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$31,159	$109,106	$164,928	$—	$305,193
Cost of products sold	8,488	80,392	109,691	—	198,571

Gross profit	22,671	28,714	55,237	—	106,622
Selling, administrative and engineering expenses	16,369	21,253	34,874	—	72,496
Restructuring charges	605	1,670	1,299	—	3,574
Amortization of intangible assets	—	3,612	1,845	—	5,457

Operating profit	5,697	2,179	17,219	—	25,095
Financing costs, net	8,481	2	55	—	8,538
Intercompany expense (income), net	(4,087)	(1,347)	5,434	—	—
Other expense (income), net	(302)	(64)	670	—	304

Earnings before income tax expense	1,605	3,588	11,060	—	16,253
Income tax expense	995	794	2,610	—	4,399

Net earnings before equity in earnings of subsidiaries	610	2,794	8,450	—	11,854
Equity in earnings of subsidiaries	11,244	7,683	495	(19,422)	—

Net earnings	$11,854	$10,477	$8,945	$(19,422)	$11,854

	Three Months Ended November 30, 2008
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$43,562	$136,895	$190,332	$—	$370,789
Cost of sales	14,835	97,654	128,075	—	240,564

Gross profit	28,727	39,241	62,257	—	130,225
Selling, administrative and engineering expenses	11,879	25,669	36,128	—	73,676
Restructuring charges	—	450	224		674
Impairment charges	—	23,774	2,779		26,553
Amortization of intangible assets	—	3,412	819	—	4,231

Operating profit (loss)	16,848	(14,064)	22,307	—	25,091
Financing costs, net	12,021	(2)	216	—	12,235
Intercompany expense (income), net	(5,817)	2,294	3,523	—	—
Other expense (income), net	186	(502)	(223)	—	(539)

Earnings (loss) before income tax expense (benefit)	10,458	(15,854)	18,791	—	13,395
Income tax expense (benefit)	3,033	(6,807)	5,271	—	1,497

Net earnings (loss) before equity in earnings (loss) of subsidiaries	7,425	(9,047)	13,520	—	11,898
Equity in earnings (loss) of subsidiaries	4,173	6,672	(2,946)	(7,899)	—

Earnings (loss) from continuing operations	11,598	(2,375)	10,574	(7,899)	11,898
Earnings (loss) from discontinuing operations, net of taxes	—	487	(787)		(300)

Net earnings (loss)	$11,598	$(1,888)	$9,787	$(7,899)	$11,598

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	November 30, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$1,074	$—	$12,748	$—	$13,822
Accounts receivable, net	12,413	62,265	130,894	—	205,572
Inventories, net	20,190	71,764	76,009	—	167,963
Deferred income taxes	20,979	—	(179)	—	20,800
Prepaid expenses and other current assets	5,814	2,769	7,270	—	15,853

Total Current Assets	60,470	136,798	226,742	—	424,010
Property, Plant & Equipment, net	6,892	45,901	74,336	—	127,129
Goodwill	68,969	418,719	231,727	—	719,415
Other Intangibles, net	—	252,876	93,339	—	346,215
Investments in Subsidiaries	1,585,078	287,991	122,689	(1,995,758)	—
Other Long-term Assets	11,498	25	833	—	12,356

Total Assets	$1,732,907	$1,142,310	$749,666	$(1,995,758)	$1,629,125

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$1,327	$—	$370	$—	$1,697
Trade accounts payable	12,416	32,760	77,411	—	122,587
Accrued compensation and benefits	7,126	5,370	18,334	—	30,830
Income taxes payable	22,215	—	6,386	—	28,601
Other current liabilities	23,970	20,582	31,390	—	75,942

Total Current Liabilities	67,054	58,712	133,891	—	259,657
Long-term Debt, less Current Maturities	402,753	—	—	—	402,753
Deferred Income Taxes	99,017	—	19,350	—	118,367
Pension and Post-retirement Benefit Liabilities	18,455	1,091	19,062	—	38,608
Other Long-term Liabilities	22,275	951	8,887	—	32,113
Intercompany Payable (Receivable)	345,726	(261,720)	(84,006)	—	—
Shareholders’ Equity	777,627	1,343,276	652,482	(1,995,758)	777,627

Total Liabilities and Shareholders’ Equity	$1,732,907	$1,142,310	$749,666	$(1,995,758)	$1,629,125

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$126	$—	$11,259	$—	$11,385
Accounts receivable, net	233	7,049	148,238	—	155,520
Inventories, net	18,000	70,513	72,143	—	160,656
Deferred income taxes	21,891	—	(1,036)	—	20,855
Prepaid expenses and other current assets	4,140	2,763	8,343	—	15,246

Total Current Assets	44,390	80,325	238,947	—	363,662
Property, Plant & Equipment, net	6,829	47,488	74,801	—	129,118
Goodwill	68,969	416,785	225,768	—	711,522
Other Intangibles, net	—	256,494	93,755	—	350,249
Investments in Subsidiaries	1,551,852	287,991	122,569	(1,962,412)	—
Other Long-term Assets	13,014	24	842	—	13,880

Total Assets	$1,685,054	$1,089,107	$756,682	$(1,962,412)	$1,568,431

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$3,291	$—	$1,673	$—	$4,964
Trade accounts payable	11,528	28,697	68,108	—	108,333
Accrued compensation and benefits	7,488	5,318	17,273	—	30,079
Income taxes payable	15,691	—	4,887	—	20,578
Other current liabilities	20,672	20,311	30,157	—	71,140

Total Current Liabilities	58,670	54,326	122,098	—	235,094
Long-term Debt, less Current Maturities	400,135	—	—	—	400,135
Deferred Income Taxes	80,972	—	36,363	—	117,335
Pension and Post-retirement Benefit Liabilities	19,093	1,091	17,478	—	37,662
Other Long-term Liabilities	21,775	944	8,116	—	30,835
Intercompany Payable (Receivable)	357,039	(271,329)	(85,710)	—	—
Shareholders’ Equity	747,370	1,304,075	658,337	(1,962,412)	747,370

Total Liabilities and Shareholders’ Equity	$1,685,054	$1,089,107	$756,682	$(1,962,412)	$1,568,431

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended November 30, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$12,586	$(23,583)	$22,280	$(4,504)	$6,779
Investing Activities
Proceeds from sale of property, plant & equipment	—	117	158	—	275
Capital expenditures	(723)	(1,229)	(1,226)	—	(3,178)
Changes in intercompany receivables/payables	(9,492)	29,199	(19,707)	—	—

Cash used in investing activities	(10,215)	28,087	(20,775)	—	(2,903)
Financing Activities
Net borrowings (repayments) on revolving credit facilities and short term borrowings	23,686	—	(1,304)	—	22,382
Open market repurchases of 2% Convertible Notes	(22,894)	—	—	—	(22,894)
Stock option exercises, related tax benefits and other	487	—	—	—	487
Dividends paid	(2,702)	(4,504)	—	4,504	(2,702)

Cash used in financing activities	(1,423)	(4,504)	(1,304)	4,504	(2,727)
Effect of exchange rate changes on cash	—	—	1,288	—	1,288

Net increase in cash and cash equivalents	948	—	1,489	—	2,437
Cash and cash equivalents - beginning of period	126	—	11,259	—	11,385

Cash and cash equivalents - end of period	$1,074	$—	$12,748	$—	$13,822

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended November 30, 2008
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(7,570)	$7,716	$18,849	$(6,477)	$12,518
Investing Activities
Proceeds from sale of property, plant & equipment	—	17	77	—	94
Capital expenditures	(159)	(1,445)	(6,030)	—	(7,634)
Changes in intercompany receivable/payable	56,925	(663)	(56,262)	—	—
Business acquisitions, net of cash acquired	(234,600)	639	2,193	—	(231,768)

Cash used in investing activities	(177,834)	(1,452)	(60,022)	—	(239,308)
Financing Activities
Net borrowings (repayments) on revolving credit facility and short-term borrowings	188,304	—	(309)	—	187,995
Proceeds from term loan	115,000	—	—		115,000
Principal repayments on term loans	(155,000)	—	—	—	(155,000)
Debt issuance costs	(5,333)	—	—		(5,333)
Dividends paid	(2,251)	(6,477)	—	6,477	(2,251)
Stock option excercises, related tax benefits and other	2,479	—	—	—	2,479

Cash provided by (used in) financing activities	143,199	(6,477)	(309)	6,477	142,890
Effect of exchange rate changes on cash	—	—	(8,431)	—	(8,431)
Net decrease in cash and cash equivalents	(42,205)	(213)	(49,913)	—	(92,331)
Cash and cash equivalents - beginning of period	43,132	213	79,204	—	122,549

Cash and cash equivalents - end of period	$927	$—	$29,291	$—	$30,218

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified global manufacturer of a broad range of industrial products and systems, organized into four reportable segments, Industrial, Energy, Electrical and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, original equipment manufacturer (“OEM”), utility and harsh environment markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle and markets, as well as a variety other industrial products.

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

Results of Operations

Results of operations for the three months ended November 30, 2009 include positive sales trends (including sequential year-over-year core sales improvements in the Industrial, Electrical and Engineered Solutions Segments and stabilization in the core sales rate of change in the Energy Segment), as well as robust cash flow generation. Sales for the first quarter of fiscal 2010 were $305 million, which represented a 5% increase from the fourth quarter of fiscal 2009 and the highest quarterly sales level in the trailing four quarters. Most businesses and end markets we serve were not yet significantly impacted by the weakening global economic environment in the first quarter of fiscal 2009, and therefore, fiscal first quarter year-over-year comparisons are unfavorable. Reduced sales volumes, temporary inefficiencies associated with facility consolidations and increased incentive compensation in the first quarter of fiscal 2010, as well as the $27 million non-cash asset impairment charge related to the RV business recognized in the first quarter of fiscal 2009, also impact operating margin comparisons. Results for the three months ended November 30, 2009 include $4 million of restructuring charges (compared to $1 million in the prior year period) as we continued to execute on facility consolidation and headcount reductions in order to reduce our cost structure. Cash flows generated from operations, excluding the $37 million increase in accounts receivable due to the expiration of the securitization program, were $44 million, reflecting the benefits of multiple asset management activities. Our priorities during the remainder of fiscal 2010 include the execution of restructuring activities, continued working capital management and investments in growth initiatives.

The following table sets forth our results of operations, for the three months ended November 30, 2009 and 2008 (in millions):

	Three Months Ended November 30,
	2009		2008
Net sales	$305	100%	$371	100%
Cost of products sold	199	65%	241	65%

Gross profit	106	35%	130	35%
Selling, administrative and engineering expenses	72	24%	73	20%
Restructuring charges	4	1%	1	0%
Impairment charge	—	0%	27	7%
Amortization of intangible assets	5	2%	4	1%

Operating profit	25	8%	25	7%
Financing costs, net	9	3%	12	3%

Earnings before income tax expense	16	5%	13	4%
Income tax expense	4	1%	1	0%

Earnings from continuing operations	$12	4%	$12	3%

The comparability of operating results for the three months ended November 30, 2009 to the prior year is impacted by acquisitions, including the acquisition of the Cortland Companies (Cortland Cable Company and Sanlo Inc.) on September 26, 2008. The operating results of acquired businesses are included in the Company’s consolidated results only since their respective acquisition date.

Foreign currency translation rates can also influence our results since approximately half of our sales are denominated in currencies other than the US dollar. The weakening of the US dollar in the first quarter of fiscal 2010 has favorably impacted our operating results due to the translation of non-US dollar denominated results. In addition, our financial results have been and will continue to be impacted by the economic conditions that exist in the end markets we serve.

Consolidated net sales decreased by $66 million, or 18% from $371 million for the three months ended November 30, 2008 to $305 million for the three months ended November 30, 2009. Excluding the $2 million year-over-year change in sales from acquired businesses and the $11 million favorable impact of foreign currency exchange rate changes, fiscal 2010 first quarter consolidated core sales decreased 20% as compared to the first quarter of fiscal 2009.

Operating profit was $25 million for the three months ended November 30, 2009 and 2008. Operating results for the three months ended November 30, 2009 and 2008 include restructuring charges of $4 million and $1 million, respectively. The operating profit in the comparable prior year period also included a non-cash impairment charge of $27 million related to the goodwill, indefinite lived intangibles and long-lived assets of the RV business. Refer to Note 4, “Restructuring” and Note 5, “Impairment Charge” for additional details. The comparability of operating profit between periods was also impacted by lower production levels, slightly lower selling, administrative and engineering expenses, acquisitions and the impact of foreign currency exchange rate changes. The changes in operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales (in millions)

	Three Months Ended November 30,
	2009	2008
Industrial	$65	$91
Energy	64	74
Electrical	87	103
Engineered Solutions	89	103

	$305	$371

Industrial Segment

Industrial segment net sales decreased by $26 million, or 28%, from $91 million for the three months ended November 30, 2008 to $65 million for the three months ended November 30, 2009. Foreign currency rate changes had a favorable $3 million impact on sales comparisons for the three months ended November 30, 2009, relative to the prior year. Excluding foreign currency rate changes, core sales declined 30% for the three months ended November 30, 2009, reflecting lower demand across most regions and end markets, the result of weak global economic conditions.

Energy Segment

Energy segment net sales decreased by $10 million, or 13%, from $74 million for the three months ended November 30, 2008 to $64 million for the three months ended November 30, 2009. Excluding foreign currency rate changes and sales from the Cortland acquisition, core sales declined 12% for the three months ended November 30, 2009, reflecting the continued deferral of maintenance activities at certain existing oil & gas installations, lower project based revenue and weakness in exploration related markets, all of which reflect weaker underlying oil & gas market demand.

Electrical Segment

Electrical segment net sales decreased by $16 million, or 16%, from $103 million for the three months ended November 30, 2008 to $87 million for the three months ended November 30, 2009. Excluding the $3 million favorable impact of foreign currency rate changes, core sales declined 18% for the three months ended November 30, 2009, the result of lower demand across all end markets, especially in European retail, commercial construction and utility markets (due to weak economic conditions).

Engineered Solutions Segment

Engineered Solutions segment net sales decreased by $14 million, or 14%, from $103 million for the three months ended November 30, 2008 to $89 million for the three months ended November 30, 2009. Excluding the $4 million favorable impact of foreign currency rate changes and sales from the Cortland acquisition (Sanlo), core sales for the three months ended November 30, 2009 declined 18%, relative to the prior year. This reflects weaker demand from vehicle OEMs serving the truck and specialty vehicle markets, somewhat offset by increased sales to the RV and automotive markets (due to new program launches).

Operating Profit (in millions)

	Three Months Ended November 30,
	2009	2008
Industrial	$14	$26
Energy	11	15
Electrical	1	6
Engineered Solutions	5	(19)
General Corporate	(6)	(3)

	$25	$25

Industrial Segment

Industrial segment operating profit decreased by $12 million, or 47%, from $26 million for the three months ended November 30, 2008 to $14 million for the three months ended November 30, 2009. Excluding the favorable impact of foreign currency rate changes, operating profit declined by 49% for the three months ended November 30, 2009. This decline is due to lower sales levels and reduced profit margins. Profit margins in the first quarter of fiscal 2010 were negatively impacted by lower absorption of manufacturing costs due to reduced production levels, higher incentive compensation costs and temporary inefficiencies associated with facility closures.

Energy Segment

Energy segment operating profit decreased by $4 million, or 27%, from $15 million for the three months ended November, 2008 to $11 million for the three months ended November 30, 2009. Excluding the favorable impact of foreign currency rate changes, operating profit for the three months ended November 30, 2009 decreased 21%, as a result of decreased sales volumes, unfavorable acquisition mix and higher incentive compensation.

Electrical Segment

Electrical segment operating profit decreased by $5 million from $6 million for the three months ended November 30, 2008 to $1 million for the three months ended November 30, 2009. This decline resulted from lower sales volumes and profit margins, $3 million of incremental restructuring charges compared to the same period last year, increased incentive compensation costs and temporary inefficiencies associated with several restructuring projects.

Engineered Solutions Segment

Engineered Solutions segment operating profit improved by $24 million from an operating loss of $19 million for the three months ended November 30, 2008 to an operating profit of $5 million for the three months ended November 30, 2009. Operating profit comparisons were impacted by the $27 million impairment charge for the RV business in the first quarter of fiscal 2009. Operating profit for the three months ended November 30, 2009 was adversely impacted by lower sales and production levels (resulting in decreased absorption of fixed costs) and increased incentive compensation costs, all of which were partially offset by foreign currency and acquisition results.

General Corporate

General corporate expenses increased by $3 million, or 77%, from $3 million for the three months ended November 30, 2008 to $6 million for the three months ended November 30, 2009. This increase resulted from higher incentive compensation expense, and additional restructuring charges relative to the prior year. In addition, corporate expenses for the three months ended November 30, 2008 included the benefit from a $2 million reduction in the Company’s long-term incentive plan liability (based on a decline in the related valuation), given our lower stock price.

Restructuring Charges

During 2009, we committed to various restructuring initiatives including workforce reductions, plant consolidations, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. The total restructuring charges for these activities were $4 million and $1 million for the three months ended November 30, 2009 and 2008, respectively. We expect to incur approximately $10- $12 million of restructuring charges throughout fiscal 2010, resulting in a cumulative pre-tax restructuring charge of approximately $35 million. These restructuring initiatives are expected to generate annual pre-tax savings of approximately $35 million. We believe these restructuring actions will better align our resources with strategic growth opportunities, optimize existing manufacturing capabilities, improve our overall cost structure and deliver increased free cash flow and profitability. See Note 4, “Restructuring” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Impairment Charge

Significant adverse developments in the RV market during the first quarter of fiscal 2009, including sharply lower wholesale motorhome shipments by OEMs, decreased consumer confidence and the lack of financing available to RV dealers and retail customers negatively impacted the financial results of our RV business. As a result, during the first quarter of fiscal 2009, we recognized a $27 million non-cash impairment charge related to the goodwill and long-lived assets of the RV business. See Note 5, “Impairment Charge” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Financing Costs, net

All debt is considered to be for general corporate purposes, and financing costs, therefore, have not been allocated to our four reportable segments. The $3 million year-over-year decrease in financing costs for the three months ended November 30, 2009 reflects substantially lower average debt levels, reduced interest rates on variable rate debt and the interest rate swap termination costs in the first quarter of fiscal 2009.

Income Tax Expense

The effective income tax rate for the three months ended November 30, 2009 was 27.1% as compared to 10.6% for the three months ended November 30, 2008. The increase in the effective tax rate for the three months ended November 30, 2009, relative to the prior year, is primarily due to the prior year tax benefit on the impairment charge (Note 5, “Impairment Charge”) being recognized at a tax rate which is much higher than the consolidated global effective tax rate. Excluding the impairment charge, the effective tax rate for the three months ended November 30, 2008 would have been 29.0%.

Capital Resources

The following table summarizes the cash flows from operating, investing and financing activities for the three months ended November 30, (in millions):

	2009	2008
Net cash provided by operating activities	$7	$13
Net cash used in investing activities	(3)	(239)
Net cash (used in) provided by financing activities	(3)	143
Effect of exchange rates on cash	1	(9)

Net increase (decrease) in cash and cash equivalents	$2	$(92)

Cash flows from operating activities for the three months ended November 30, 2009 were $7 million, despite a $37 million increase in accounts receivable associated with the expiration of the securitization program. Robust cash flow generated from operating activities during the first quarter of fiscal 2010 resulted from effective working capital and asset management. Borrowings under the Senior Credit Facility of $22 million funded the repurchase of $23 million of 2% Convertible Notes, $3 million of capital expenditures and the $3 million payment of the annual cash dividend.

First quarter fiscal 2009 cash provided by operations was $13 million, driven by net earnings of $12 million, which included non-cash expenses (principally the RV impairment charge and related tax benefit and depreciation and amortization expense) of $31 million. These net earnings were offset by additional working capital requirements of $30 million, primarily related to the payment of fiscal 2008 accrued incentive compensation and a reduction in trade accounts payable. During the first quarter of fiscal 2009, the Company invested $8 million in capital expenditures and $231 million in the Cortland acquisition. Total cash provided from financing activities for the first quarter of fiscal 2009 was $143 million (Cortland acquisition funding).

Primary Working Capital Management

The Company uses primary working capital as a percentage of sales (PWC%) as a key indicator of working capital management. We define this metric as the sum of net accounts receivable, outstanding balances on the accounts receivable securitization facility, and net inventory less accounts payable, all divided by the past three months sales annualized. The following table shows the components of the metric (in millions):

	November 30, 2009	PWC%	November 30, 2008	PWC%
Accounts receivable, net	$206		$212
Accounts receivable securitization	—		53

Total accounts receivable	206	17%	265	17%
Inventory, net	168	14%	224	15%
Accounts payable	(123)	(10%)	(145)	(10%)

Net primary working capital	$251	21%	$344	22%

Our net primary working capital percentage decreased slightly year-over-year from 22% to 21%, primarily as a result of inventory reductions over the past year.

Liquidity

The Senior Credit Facility, which matures on November 10, 2011, provides a $400 million revolving credit facility, is secured by substantially all of our domestic personal property assets and bears interest of LIBOR plus 3.75%. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio (4.5:1 at November 30, 2009 and February 28, 2010, stepping back quarterly to 3.5:1 by November 30, 2010) and a minimum fixed charge coverage ratio of 1.65:1. We were in compliance with all debt covenants at November 30, 2009 and continued compliance is expected through the term of the agreement. Our ability to comply with the covenants in the future depends on the global economy and our financial performance.

Holder’s of our 2% Convertible Notes have the option to require us to repurchase, for cash, all or a portion of the 2% Convertible Notes on November 15, 2010, November 15, 2013 and November 15, 2018 at a repurchase price equal to 100% of the principal amount of the notes, plus accrued interest. If certain conditions are met, holders may also convert the 2% Convertible Notes into shares of our common stock prior to the scheduled maturity date. In addition, we may redeem all or part of the 2% Convertible Notes on or after November 20, 2010 at a cash redemption price equal to 100% of the principal amount, plus accrued interest. Any repurchases of 2% Convertible Notes will be funded through availability under the Senior Credit Facility. In the fourth quarter of fiscal 2009 we repurchased on the open market $9 million of 2% Convertible Notes and during the first quarter of fiscal 2010, we repurchased an additional $23 million of 2% Convertible Notes. See Note 9, “Debt” in the Notes to the Condensed Consolidated Financial Statements for further discussion of the repurchases.

At November 30, 2009 we had $14 million of cash and cash equivalents and $306 million of available liquidity under our Senior Credit Facility. We believe that the availability under the Senior Credit Facility, combined with our existing cash on hand and funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.

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

In the normal course of business we have entered into certain real estate and equipment leases or have guaranteed such leases on behalf of our subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, we assigned our rights in the leases used by the former subsidiary, but were not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. We remain contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $4 million at November 30, 2009.

We have outstanding letters of credit of $10 million and $9 million at November 30, 2009 and August 31, 2009, respectively, the majority of which secure self-insured workers compensation liabilities.

Off-Balance Sheet Arrangements

As discussed in Note 7, “Accounts Receivable Securitization” in the Notes to the Condensed Consolidated Financial Statements, we were a party to an accounts receivable securitization arrangement whereby we sold certain trade receivables to a wholly owned bankruptcy-remote special purpose subsidiary, which in turn, sold participating interests in the receivables to a third party financial institution. We did not renew the accounts receivable securitization program on its scheduled maturity date of September 8, 2009 and, as a result, we utilized availability under the Senior Credit Facility to finance the corresponding $37 million increase in accounts receivable.

Contractual Obligations

Our contractual obligations are discussed in Part 1, Item 2 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2009, and, as of November 30, 2009, have not materially changed since that report was filed.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the three months ended November 30, 2009. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended August 30, 2009.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6 – Exhibits

(a)	Exhibits

See “Index to Exhibits” on page 27, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: January 8, 2010	By:	/s/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED November 30, 2009

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