Form 10-Q
period 2010-02-28
ACTUANT CORP
filed 2010-04-08
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2010 was 67,922,542.

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

The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	the duration or severity of the worldwide economic downturn and the timing or strength of a subsequent recovery;

•	the realization of anticipated cost savings from restructuring activities and cost reduction efforts;

•	market conditions in the industrial, production automation, oil & gas, energy, power generation, marine, infrastructure, vehicle and retail Do-It Yourself (“DIY”) industries;

•	increased competition in the markets we serve and market acceptance of existing and new products;

•	successful integration of acquisitions and related restructurings;

•	operating margin risk due to competitive product pricing, operating efficiencies and material and conversion cost increases;

•	foreign currency, interest rate and commodity risk;

•	supply chain and industry trends, including changes in purchasing and other business practices by customers;

•	regulatory and legal developments including changes to United States taxation rules, health care reform and recent governmental climate change initiatives;

•	our substantial indebtedness, ability to comply with the financial and other covenants in our debt agreements and current credit market conditions;

•	the levels of future sales, profit and cash flows that we achieve.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net sales	$294,216	$293,799	$599,409	$664,588
Cost of products sold	192,518	199,291	391,089	439,855

Gross profit	101,698	94,508	208,320	224,733
Selling, administrative and engineering expenses	70,349	73,002	142,849	146,678
Restructuring charges	8,447	3,039	12,020	3,713
Impairment charge	—	—	—	26,553
Amortization of intangible assets	5,372	4,983	10,829	9,214

Operating profit	17,530	13,484	42,622	38,575
Financing costs, net	7,798	9,904	16,335	22,139
Other (income) expense, net	(81)	(45)	223	(584)

Earnings from continuing operations before income tax	9,813	3,625	26,064	17,020
Income tax expense (benefit)	2,656	(604)	7,055	893

Earnings from continuing operations	7,157	4,229	19,009	16,127
Loss from discontinued operations, net of taxes	—	(985)	—	(1,285)

Net earnings	$7,157	$3,244	$19,009	$14,842

Earnings from continuing operations per share:
Basic	$0.11	$0.08	$0.28	$0.29
Diluted	0.10	0.08	0.27	0.27

Earnings per share:
Basic	$0.11	$0.06	$0.28	$0.26
Diluted	0.10	0.06	0.27	0.25

Weighted average common shares outstanding:
Basic	67,595	56,170	67,569	56,096
Diluted	74,068	64,256	74,040	64,325

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	February 28, 2010	August 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$15,710	$11,385
Accounts receivable, net	200,877	155,520
Inventories, net	158,223	160,656
Deferred income taxes	20,533	20,855
Prepaid expenses and other current assets	15,869	15,246

Total Current Assets	411,212	363,662
Property, Plant and Equipment
Land, buildings and improvements	54,585	61,649
Machinery and equipment	244,599	254,591

Gross property, plant and equipment	299,184	316,240
Less: Accumulated depreciation	(185,174)	(187,122)

Property, Plant and Equipment, net	114,010	129,118
Goodwill	701,436	711,522
Other Intangibles, net	332,638	350,249
Other Long-term Assets	10,965	13,880

Total Assets	$1,570,261	$1,568,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$159	$4,964
Trade accounts payable	118,362	108,333
Accrued compensation and benefits	36,010	30,079
Income taxes payable	22,388	20,578
Other current liabilities	69,435	71,140

Total Current Liabilities	246,354	235,094
Long-term Debt	392,952	400,135
Deferred Income Taxes	117,083	117,335
Pension and Postretirement Benefit Liabilities	36,681	37,662
Other Long-term Liabilities	26,778	30,835
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued and outstanding 67,887,685 and 67,718,207 shares, respectively	13,577	13,543
Additional paid-in capital	(181,707)	(188,644)
Retained earnings	966,076	947,070
Accumulated other comprehensive loss	(47,533)	(24,599)
Stock held in trust	(1,887)	(1,766)
Deferred compensation liability	1,887	1,766

Total Shareholders’ Equity	750,413	747,370

Total Liabilities and Shareholders’ Equity	$1,570,261	$1,568,431

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended February 28,
	2010	2009
Operating Activities
Net earnings	$19,009	$14,842
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	27,015	25,744
Stock-based compensation expense	3,898	3,448
Deferred income tax provision (benefit)	527	(10,360)
Impairment charge	—	26,553
Amortization of debt discount and debt issuance costs	1,959	1,690
Other non-cash adjustments	(746)	(636)
Changes in components of working capital and other:
Accounts receivable	(11,963)	48,232
Expiration of accounts receivable securitization program	(37,106)	—
Inventories	(5,359)	10,296
Prepaid expenses and other assets	2,288	2,115
Trade accounts payable	12,089	(56,585)
Income taxes payable	3,534	(7,603)
Accrued compensation and benefits	8,293	(20,007)
Other liabilities	(5,554)	(4,110)

Net cash provided by operating activities	17,884	33,619

Investing Activities
Proceeds from sale of property, plant and equipment	683	290
Proceeds from product line divestiture	7,516	—
Capital expenditures	(6,776)	(12,507)
Cash paid for business acquisitions, net of cash acquired	(2,000)	(235,872)

Net cash used in investing activities	(577)	(248,089)

Financing Activities
Net borrowings on revolving credit facilities and short-term borrowings	11,761	168,209
Principal repayments on term loans	—	(155,000)
Proceeds from issuance of term loans	—	115,000
Open market repurchase of 2% Convertible Notes	(22,894)	—
Debt issuance costs	—	(5,333)
Stock option exercises, tax benefits and other	1,010	2,876
Cash dividend	(2,702)	(2,251)

Net cash provided by (used in) financing activities	(12,825)	123,501
Effect of exchange rate changes on cash	(157)	(9,251)

Net increase (decrease) in cash and cash equivalents	4,325	(100,220)
Cash and cash equivalents – beginning of period	11,385	122,549

Cash and cash equivalents – end of period	$15,710	$22,329

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentation, including amounts related to discontinued operations. Operating results for the three and six months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2010.

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued an update to Accounting Standards Codification (ASC) No. 260, “Earnings Per Share,” which concluded that unvested share-based awards that contain non-forfeitable rights to dividends are participating securities and, therefore, must be included in the computation of earnings per share pursuant to the two-class method. Outstanding unvested share-based awards (restricted stock awards) granted under the Actuant Corporation 2001 and 2002 Stock Plans are participating securities as they contain non-forfeitable rights to dividends. The application of the two-class method in computing basic and dilutive earnings per share, effective September 1, 2009, did not have a material impact on the weighted average shares outstanding or earnings per share amounts.

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

In December 2007, the FASB issued an update to ASC No. 805, “Business Combinations,” which changed the accounting for certain aspects of business combinations, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. Also, under ASC No. 805, adjustments associated with changes in deferred tax balances or tax contingencies that occur after the one year measurement period are recorded as adjustments to income tax expense. The Company has applied this guidance prospectively to business combinations completed on or after September 1, 2009.

Note 2. Acquisitions

The Company completed five business acquisitions during fiscal 2009, which resulted in the recognition of goodwill in the Company’s condensed consolidated financial statements. The Company is continuing to evaluate the initial purchase price allocations for acquisitions completed within the past twelve months and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

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

In addition to the acquisition of Cortland, the Company also completed four smaller acquisitions in fiscal 2009 for an aggregate purchase price of $7.4 million of cash and a deferred purchase price of $2.5 million. During the three months ended February 28, 2010, the Company paid $2.0 million of this deferred purchase price.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma results of operations of the Company for the three and six months ended February 28, 2010 and 2009, respectively, give effect to these acquisitions as though the transactions and related financing activities had occurred on September 1, 2008 (in thousands, except per share amounts):

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net sales
As reported	$294,216	$293,799	$599,409	$664,588
Pro forma	294,216	295,549	599,409	672,187

Earnings from continuing operations
As reported	$7,157	$4,229	$19,009	$16,127
Pro forma	7,157	4,492	19,009	16,359

Basic earnings per share from continuing operations
As reported	$0.11	$0.08	$0.28	$0.29
Pro forma	0.11	0.08	0.28	0.29

Diluted earnings per share from continuing operations
As reported	$0.10	$0.08	$0.27	$0.27
Pro forma	0.10	0.08	0.27	0.27

Note 3. Discontinued Operations

During the fourth quarter of fiscal 2009, the Company sold the Acme Aerospace (Engineered Solutions segment) and BH Electronics (Electrical segment) businesses in separate transactions for total cash proceeds of $38.5 million, net of transaction costs. As a result of the sale transactions, the Company recognized a net pre-tax gain of $17.8 million in the fourth quarter of fiscal 2009. The results of operations for the divested businesses have been reported as discontinued operations for all periods presented. The following table summarizes the results of discontinued operations for the divested businesses (in thousands):

	Three Months Ended February 28, 2009	Six Months Ended February 28, 2009
Net sales	$5,875	$15,066

Loss from operations of divested businesses	(1,485)	(1,912)
Income tax benefit	(500)	(627)

Loss from discontinued operations, net of income tax	$(985)	$(1,285)

Note 4. Restructuring

In fiscal 2008, the Company completed a specific restructuring plan related to the European Electrical product line (Electrical Segment). The majority of the cash costs for this restructuring have already been paid. The remaining accrued restructuring costs primarily relate to lease payments for vacated facilities, which will be paid over the remaining ten-year term of the lease.

In fiscal 2009 and 2010, the Company committed to various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing overhead, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. The total restructuring costs (including those reported in Cost of Products Sold) for these activities were $9.3 million and $12.9 million for the three and six months ended February 28, 2010, respectively and $3.1 million and $3.7 million for the comparable prior year periods. The restructuring costs recognized during fiscal 2010, which impact all reportable segments, include $6.5 million of severance and facility consolidation costs, $3.6 million of non-cash fixed asset writedowns and accelerated depreciation, $0.9 million of product line rationalization costs (included in cost of products sold in the condensed consolidated statement of earnings) and $1.9 million other restructuring costs. As part of these restructuring initiatives, during the three months ended February 28, 2010, the Company divested a portion of its European Electrical product line for $7.5 million of cash proceeds, which resulted in a net pre-tax gain on disposal of $0.3 million. The Company expects to incur $5.0 million of additional restructuring charges during the remainder of fiscal 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A rollforward of the restructuring reserve (included in Other Current Liabilities and Other Long Term Liabilities in the condensed consolidated balance sheet) is as follows (in thousands):

	Six Months Ended February 28,
	2010	2009
Beginning balances	$15,322	$5,063
Restructuring expense	12,905	3,728
Cash payments	(10,293)	(1,815)
Product line rationalization	(887)	—
Other non-cash uses of reserve	(3,629)	(229)
Impact of changes in foreign currency rates	(321)	(679)

Ending balances	$13,097	6,068

The remaining restructuring related severance will be paid during the next twelve months, while facility consolidation costs (primarily reserves for future lease payments for vacated facilities) will be paid over the underlying lease terms.

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

Significant adverse developments in the recreational vehicle (“RV”) market in the first quarter of fiscal 2009 had a dramatic effect on the Company’s RV business (Engineered Solutions Segment). Its financial results were negatively impacted by lower wholesale motorhome shipments by OEM’s, decreased consumer confidence and the lack of financing as a result of the global credit crisis. These factors caused the Company to significantly reduce its projections for sales, operating profits and cash flows of the RV business, and resulted in the recognition of a $26.6 million non-cash asset impairment charge during the three months ended November 30, 2008. The asset impairment charge included the $22.2 million write-off of all remaining goodwill in the RV business. In addition, a $0.8 million impairment was recognized related to indefinite lived intangibles (tradenames). Due to the existing impairment indicators, management assessed the recoverability of the RV business fixed assets and amortizable intangible assets (customer relationships, patents and trademarks). An impairment charge of $3.6 million was recognized in the first quarter of fiscal 2009 for the difference between the fair value and carrying value of such assets.

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the six months ended February 28, 2010 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2009	$64,688	$228,534	$199,229	$219,071	$711,522
Purchase accounting adjustments	—	2,009	—	—	2,009
Impact of changes in foreign currency rates	(814)	(8,428)	(1,314)	(1,539)	(12,095)

Balance as of February 28, 2010	$63,874	$222,115	$197,915	$217,532	$701,436

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying value and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization are as follows (in thousands):

	February 28, 2010			August 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$229,142	$44,822	$184,320	$232,751	$37,396	$195,355
Patents	44,868	25,532	19,336	45,153	23,871	21,282
Trademarks	6,203	5,018	1,185	6,258	4,928	1,330
Non-compete agreements	4,523	3,366	1,157	5,277	2,817	2,460
Other	761	572	189	792	549	243

	$285,497	$79,310	$206,187	$290,231	$69,561	$220,670

Amortization expense recorded on the intangible assets listed above was $5.4 million and $10.8 million for the three and six months ended February 28, 2010, respectively, and $5.0 million and $9.2 million for the three and six months ended February 28, 2009, respectively. The Company estimates that amortization expense will approximate $11.2 million for the remainder of fiscal 2010. Amortization expense for future years is estimated to be as follows: $20.8 million in fiscal 2011, $18.3 million in 2012, $17.1 million in fiscal 2013, $16.6 million in fiscal 2014 and $122.2 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions or changes in foreign currency exchange rates.

The gross carrying value of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of February 28, 2010 and August 31, 2009 were $126.5 million and $129.6 million, respectively. These assets are comprised of acquired tradenames.

Note 7. Accounts Receivable Securitization

Historically, the Company maintained an accounts receivable securitization program whereby it sold certain of its trade accounts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary which, in turn, sold participating interests in its pool of receivables to a third party financial institution. The Company did not renew the securitization program on its September 9, 2009 maturity date and as a result, utilized availability under the Senior Credit Facility to fund the corresponding $37.1 million increase in accounts receivable. The retained interest at August 31, 2009 was $28.8 million and was included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets. Sales of trade receivables from the special purpose subsidiary totaled $91.2 and $202.4 million for the three and six months ended February 28, 2009, while related cash collected during the same periods totaled $160.6 and $347.7 million, respectively (included in operating activities in the condensed consolidated statement of cash flows). Financing costs related to the account receivable securitization program were $0.3 and $0.8 million for the three and six months ended February 28, 2009, respectively.

Note 8. Product Warranty Costs

The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on sales, historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty (in thousands):

	Six Months Ended February 28,
	2010	2009
Beginning balances	$8,989	$9,309
Warranty reserves of acquired business	—	278
Provision for warranties	2,801	4,095
Warranty payments and costs incurred	(3,067)	(4,360)
Impact of changes in foreign currency rates	(191)	(592)

Ending balances	$8,532	$8,730

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 28, 2010	August 31, 2009
Senior Credit Facility - revolver	$25,000	$10,000
6.875% Senior notes	249,284	249,235
Other debt	825	—

Total Senior Indebtedness	275,109	259,235
Convertible subordinated debentures (“2% Convertible Notes”)	117,843	140,900

	$392,952	$400,135

The Senior Credit Facility, which matures on November 10, 2011, provides a $400 million revolving credit facility and bears interest at LIBOR plus 3.50% (aggregating 3.75% at February 28, 2010). Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratio. In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver. At February 28, 2010, the non-use fee was 0.5% annually, and the unused credit line under the revolver was approximately $372.4 million, of which $356.1 million was available for borrowings. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio (4.5:1 at February 28, 2010 and stepping back quarterly to 3.5:1 by November 30, 2010) and a minimum fixed charge coverage ratio of 1.65:1. The Company was in compliance with all debt covenants at February 28, 2010.

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

Note 10. Employee Benefit Plans

The Company provides pension benefits to certain employees of acquired domestic businesses, who were entitled to those benefits prior to acquisition, as well as certain employees of foreign businesses. Most of the U.S. defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits, while participants in most non-U.S. defined benefit plans continue to earn benefits. For the three and six months ended February 28, 2010, the Company recognized a net periodic pension benefit cost of $0.4 million and $0.8 million, respectively, compared to $0.3 million and $0.6 million in the comparable prior year periods.

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

	February 28, 2010	August 31, 2009
Level 1 Valuation:
Cash equivalents	$920	$653
Investments	1,623	1,320

Level 2 Valuation:
Fair value of derivative instruments	$(2,539)	$759

The fair value of the Company’s accounts receivable, accounts payable, short-term borrowings and variable rate long-term debt approximated book value as of February 28, 2010 and August 31, 2009 due to their short-term nature and the fact that the applicable interest rates approximated market rates of interest. At February 28, 2010 the fair value of the $117.8 million of 2% Convertible Notes was $125.7 million while the fair value of the $250 million of Senior Notes was $241.3 million, based on quoted market prices.

Note 12. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Numerator:
Net earnings	$7,157	$3,244	$19,009	$14,842
Plus: 2% Convertible Notes financings costs, net of taxes	477	611	944	1,222

Net earnings for diluted earnings per share	$7,634	$3,855	$19,953	$16,064

Denominator:
Weighted average common shares outstanding for basic earnings per share	67,595	56,170	67,569	56,096
Net effect of dilutive securities - equity based compensation plans	568	569	566	712
Net effect of 2% Convertible Notes based on the if-converted method	5,905	7,517	5,905	7,517

Weighted average common and equivalent shares outstanding for diluted earnings per share	74,068	64,256	74,040	64,325

Basic Earnings Per Share:	$0.11	$0.06	$0.28	$0.26

Diluted Earnings Per Share:	$0.10	$0.06	$0.27	$0.25

Anti-dilutive securities - equity based compensation plans (excluded from earnings per share computation)	4,977	4,013	4,588	3,293

The increase in the weighted average common shares outstanding for the three and six months ended February 28, 2010, relative to the prior year periods, results from the 10.9 million shares of common stock issued in connection with the follow-on equity offering completed in the fourth quarter of fiscal 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The effective income tax rate was 27.1% for the three and six months ended February 28, 2010, compared to (16.7%) and 5.2% for the three and six months ended February 28, 2009. The increase in the effective tax rate for the three and six months ended February 28, 2010 relative to the prior year is primarily due to the prior year tax benefit on the impairment charge (Note 5, “Impairment Charge”) being recognized at a tax rate which is much higher than the consolidated global effective tax rate.

The gross liability for unrecognized tax benefits, excluding interest and penalties, decreased from $28.5 million at August 31, 2009 to $27.5 million at February 28, 2010. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. In addition, as of February 28, 2010 and August 31, 2009, the Company had liabilities totaling $3.7 million and $3.5 million, respectively, for the payment of interest and penalties related to its unrecognized tax benefits.

Note 14. Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is significantly impacted by the movement of the US dollar versus other global currencies, most notably the Euro and British Pound. The following table sets forth the reconciliation of net earnings to comprehensive loss (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net earnings	$7,157	$3,244	$19,009	$14,842
Foreign currency translation adjustment	(36,759)	(15,629)	(22,748)	(80,569)
Changes in net unrealized gains/(losses), net of tax	22	37	(186)	(1,762)

Comprehensive loss	$(29,580)	$(12,348)	$(3,925)	$(67,489)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net Sales by Segment:
Industrial	$69,235	$71,682	$134,543	$162,206
Energy	53,862	59,526	117,927	133,508
Electrical	81,705	89,719	168,323	192,617
Engineered Solutions	89,414	72,872	178,616	176,257

	$294,216	$293,799	$599,409	$664,588

Net Sales by Reportable Product Line:
Industrial	$69,235	$71,682	$134,543	$162,206
Energy	53,862	59,526	117,927	133,508
North American Electrical	54,927	59,629	108,992	127,011
European Electrical	26,778	30,090	59,331	65,606
Vehicle Systems	63,614	45,810	128,168	118,559
Other	25,800	27,062	50,448	57,698

	$294,216	$293,799	$599,409	$664,588

Operating Profit:
Industrial	$10,936	$15,545	$24,612	$41,551
Energy	3,922	5,978	15,281	21,514
Electrical	4,424	1,223	5,097	7,082
Engineered Solutions	3,995	(3,985)	9,048	(23,098)
General Corporate	(5,747)	(5,277)	(11,416)	(8,474)

	$17,530	$13,484	$42,622	$38,575

			February 28, 2010	August 31, 2009
Assets:
Industrial			$200,017	$190,397
Energy			458,311	471,158
Electrical			405,812	392,126
Engineered Solutions			441,720	423,238
General Corporate			64,401	91,512

			$1,570,261	$1,568,431

In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisition/divestiture activities, restructuring costs and related benefits and the $26.6 million impairment charge included in the Engineered Solutions segment.

Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, the fair value of derivative instruments and, prior to fiscal 2010, the retained interest in trade accounts receivable (subject to the accounts receivable program discussed in Note 7, “Accounts Receivable Securitization.”)

Note 16. Contingencies and Litigation

The Company had outstanding letters of credit of $9.8 million and $8.9 million at February 28, 2010 and August 31, 2009, respectively, the majority of which secure self-insured workers compensation liabilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $4.1 million at February 28, 2010.

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

Certain assets, liabilities and expenses have not been allocated to the Guarantors and non-Guarantors and therefore are included in the Parent column in the accompanying condensed consolidating financial statements. These items are of a corporate or consolidated nature and include, but are not limited to, tax provisions and related assets and liabilities, certain employee benefit obligations, prepaid and accrued insurance and corporate indebtedness. Intercompany activity in the condensed consolidating financial statements primarily includes loan activity, purchases and sales of goods or services and dividends. Intercompany balances also reflect certain non-cash transactions including transfers of assets and liabilities between the Parent, Guarantor and non-Guarantor, allocation of non-cash expenses from the Parent to the Guarantors and non-Guarantors, the impact of foreign currency rate changes and non-cash intercompany dividends.

Cash transactions related to intercompany loans are reported as an investing activity in the condensed consolidating statement of cash flows as it is neither practical nor cost effective to segregate these amounts between investing, operating and financing activities. The intercompany loan activity does not impact the consolidated cash flows of the Company as the transactions eliminate in consolidation. All remaining intercompany transactions are reported as an operating activity or financing activity (payment of intercompany dividend).

Certain revisions have been made to correct the prior year presentation of parent, guarantor and non-guarantor operating and investing cash flows (related entirely to the classification of changes in intercompany payables/receivables within the condensed consolidating statement of cash flows) to conform to the current year presentation. The revisions are immaterial to previously reported financial statements. The revisions increased parent cash flow from operating activities by $80.4 million and decreased guarantor and non-guarantor cash flow from operating activities by $28.6 million and $51.8 million, respectively, for the six months ended February 28, 2009. Consolidated prior year cash flows from operating and investing activities have not changed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Three Months Ended February 28, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$32,381	$107,518	$154,317	$—	$294,216
Cost of products sold	10,729	79,517	102,272	—	192,518

Gross profit	21,652	28,001	52,045	—	101,698
Selling, administrative and engineering expenses	16,526	21,963	31,860	—	70,349
Restructuring charges	862	3,941	3,644	—	8,447
Amortization of intangible assets	—	3,601	1,771	—	5,372

Operating profit (loss)	4,264	(1,504)	14,770	—	17,530
Financing costs, net	7,813	—	(15)	—	7,798
Intercompany expense (income), net	(5,520)	576	4,944	—	—
Other expense (income), net	(234)	123	30	—	(81)

Earnings (loss) before income tax expense (benefit)	2,205	(2,203)	9,811	—	9,813
Income tax expense (benefit)	612	(666)	2,710	—	2,656

Net earnings (loss) before equity in earnings of subsidiaries	1,593	(1,537)	7,101	—	7,157
Equity in earnings of subsidiaries	5,564	4,341	145	(10,050)	—

Net earnings	$7,157	$2,804	$7,246	$(10,050)	$7,157

	Three Months Ended February 28, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$35,010	$119,389	$139,400	$—	$293,799
Cost of sales	13,450	86,538	99,303	—	199,291

Gross profit	21,560	32,851	40,097	—	94,508
Selling, administrative and engineering expenses	16,269	23,698	33,035	—	73,002
Restructuring charges	293	1,604	1,142	—	3,039
Amortization of intangible assets	—	3,491	1,492	—	4,983

Operating profit	4,998	4,058	4,428	—	13,484
Financing costs, net	9,565	145	194	—	9,904
Intercompany expense (income), net	(1,385)	(2,579)	3,964	—	—
Other expense (income), net	(613)	115	453	—	(45)

Earnings (loss) from continuing operations before income tax expense (benefit)	(2,569)	6,377	(183)	—	3,625
Income tax expense (benefit)	(42)	(935)	373	—	(604)

Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(2,527)	7,312	(556)	—	4,229
Equity in earnings (loss) of subsidiaries	5,771	(3,131)	56	(2,696)	—

Earnings (loss) from continuing operations	3,244	4,181	(500)	(2,696)	4,229
Earnings (loss) from discontinued operations, net of taxes	—	390	(1,375)	—	(985)

Net earnings (loss)	$3,244	$4,571	$(1,875)	$(2,696)	$3,244

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Six Months Ended February 28, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$63,540	$216,624	$319,245	$—	$599,409
Cost of products sold	19,217	159,909	211,963	—	391,089

Gross profit	44,323	56,715	107,282	—	208,320
Selling, administrative and engineering expenses	32,899	43,216	66,734	—	142,849
Restructuring charges	1,466	5,611	4,943	—	12,020
Amortization of intangible assets	—	7,213	3,616	—	10,829

Operating profit	9,958	675	31,989	—	42,622
Financing costs, net	16,293	2	40	—	16,335
Intercompany expense (income), net	(9,607)	(771)	10,378	—	—
Other expense (income), net	(536)	59	700	—	223

Earnings before income tax expense	3,808	1,385	20,871	—	26,064
Income tax expense	1,607	128	5,320	—	7,055

Net earnings before equity in earnings of subsidiaries	2,201	1,257	15,551	—	19,009
Equity in earnings of subsidiaries	16,808	12,024	640	(29,472)	—

Net earnings	$19,009	$13,281	$16,191	$(29,472)	$19,009

	Six Months Ended February 28, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$78,572	$256,284	$329,732	$—	$664,588
Cost of sales	28,285	184,192	227,378	—	439,855

Gross profit	50,287	72,092	102,354	—	224,733
Selling, administrative and engineering expenses	28,148	49,368	69,162	—	146,678
Restructuring charges	293	2,053	1,367	—	3,713
Impairment charge	—	23,774	2,779	—	26,553
Amortization of intangible assets	—	6,903	2,311	—	9,214

Operating profit (loss)	21,846	(10,006)	26,735	—	38,575
Financing costs, net	21,586	143	410	—	22,139
Intercompany expense (income), net	(7,202)	(285)	7,487	—	—
Other expense (income), net	(427)	(387)	230	—	(584)

Earnings (loss) from continuing operations before income tax expense (benefit)	7,889	(9,477)	18,608	—	17,020
Income tax expense (benefit)	2,991	(7,742)	5,644	—	893

Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	4,898	(1,735)	12,964	—	16,127
Equity in earnings (loss) of subsidiaries	9,944	3,541	(2,890)	(10,595)	—

Earnings from continuing operations	14,842	1,806	10,074	(10,595)	16,127
Earnings (loss) from discontinued operations, net of taxes	—	877	(2,162)	—	(1,285)

Net earnings	$14,842	$2,683	$7,912	$(10,595)	$14,842

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	February 28, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$1,250	$—	$14,460	$—	$15,710
Accounts receivable, net	14,621	64,935	121,321	—	200,877
Inventories, net	20,947	70,579	66,697	—	158,223
Deferred income taxes	20,793	—	(260)	—	20,533
Prepaid expenses and other current assets	3,834	4,021	8,014	—	15,869

Total Current Assets	61,445	139,535	210,232	—	411,212
Property, Plant & Equipment, net	5,868	40,635	67,507	—	114,010
Goodwill	68,969	418,719	213,748	—	701,436
Other Intangibles, net	—	249,276	83,362	—	332,638
Investment in Subsidiaries	1,557,412	287,991	122,689	(1,968,092)	—
Intercompany Receivable	2,093,386	2,331,473	2,449,065	(6,873,924)	—
Other Long-term Assets	10,167	23	775	—	10,965

Total Assets	$3,797,247	$3,467,652	$3,147,378	$(8,842,016)	$1,570,261

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$159	$—	$159
Trade accounts payable	14,886	31,217	72,259	—	118,362
Accrued compensation and benefits	11,692	6,930	17,388	—	36,010
Income taxes payable	20,348	—	2,040	—	22,388
Other current liabilities	20,345	19,197	29,893	—	69,435

Total Current Liabilities	67,271	57,344	121,739	—	246,354
Long-term Debt, less Current Maturities	392,952	—	—	—	392,952
Deferred Income Taxes	98,925	—	18,158	—	117,083
Pension and Post-retirement Benefit Liabilities	18,349	972	17,360	—	36,681
Other Long-term Liabilities	20,272	942	5,564	—	26,778
Intercompany Payable	2,449,065	2,093,386	2,331,473	(6,873,924)	—
Shareholders’ Equity	750,413	1,315,008	653,084	(1,968,092)	750,413

Total Liabilities and Shareholders’ Equity	$3,797,247	$3,467,652	$3,147,378	$(8,842,016)	$1,570,261

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$126	$—	$11,259	$—	$11,385
Accounts receivable, net	233	7,049	148,238	—	155,520
Inventories, net	18,000	70,513	72,143	—	160,656
Deferred income taxes	21,891	—	(1,036)	—	20,855
Prepaid expenses and other current assets	4,140	2,763	8,343	—	15,246

Total Current Assets	44,390	80,325	238,947	—	363,662
Property, Plant & Equipment, net	6,829	47,488	74,801	—	129,118
Goodwill	68,969	416,785	225,768	—	711,522
Other Intangibles, net	—	256,494	93,755	—	350,249
Investment in Subsidiaries	1,551,852	287,991	122,569	(1,962,412)	—
Intercompany Receivable	2,115,530	2,386,859	2,472,569	(6,974,958)	—
Other Long-term Assets	13,014	24	842	—	13,880

Total Assets	$3,800,584	$3,475,966	$3,229,251	(8,937,370)	$1,568,431

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$3,291	$—	$1,673	$—	$4,964
Trade accounts payable	11,528	28,697	68,108	—	108,333
Accrued compensation and benefits	7,488	5,318	17,273	—	30,079
Income taxes payable	15,691	—	4,887	—	20,578
Other current liabilities	20,672	20,311	30,157	—	71,140

Total Current Liabilities	58,670	54,326	122,098	—	235,094
Long-term Debt, less Current Maturities	400,135	—	—	—	400,135
Deferred Income Taxes	80,972	—	36,363	—	117,335
Pension and Post-retirement Benefit Liabilities	19,093	1,091	17,478	—	37,662
Other Long-term Liabilities	21,775	944	8,116	—	30,835
Intercompany Payable	2,472,569	2,115,530	2,386,859	(6,974,958)	—
Shareholders’ Equity	747,370	1,304,075	658,337	(1,962,412)	747,370

Total Liabilities and Shareholders’ Equity	$3,800,584	$3,475,966	$3,229,251	$(8,937,370)	$1,568,431

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended February 28, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$30,226	$(37,071)	$29,233	$(4,504)	$17,884

Investing Activities
Proceeds from sale of property, plant and equipment	11	257	415	—	683
Capital expenditures	(581)	(2,719)	(3,476)	—	(6,776)
Proceeds from product line divestiture	—	—	7,516		7,516
Changes in intercompany receivables/payables	(17,221)	46,037	(28,816)	—	—
Business acquisitions, net of cash acquired.	—	(2,000)	—	—	(2,000)

Cash provided by (used in) investing activities	(17,791)	41,575	(24,361)	—	(577)

Financing Activities
Net borrowings (repayment) on revolving credit facilities and short term borrowings	13,275	—	(1,514)	—	11,761
Open market repurchases of 2% Convertible Notes	(22,894)	—	—	—	(22,894)
Stock option exercises, related tax benefits and other	1,010	—	—		1,010
Dividends paid	(2,702)	(4,504)	—	4,504	(2,702)

Cash used in financing activities	(11,311)	(4,504)	(1,514)	4,504	(12,825)

Effect of exchange rate changes on cash	—	—	(157)	—	(157)

Net increase in cash and cash equivalents	1,124	—	3,201	—	4,325
Cash and cash equivalents - beginning of period	126	—	11,259	—	11,385

Cash and cash equivalents - end of period	$1,250	$—	$14,460	$—	$15,710

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended February 28, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used) in operating activities	$89,001	$(3,298)	$(45,607)	$(6,477)	$33,619

Investing Activities
Proceeds from sale of property, plant & equipment	—	129	161	—	290
Capital expenditures	(86)	(2,650)	(9,771)	—	(12,507)
Changes in intercompany receivable/payable	(18,397)	11,894	6,503	—	—
Business acquisitions, net of cash acquired	(234,600)	434	(1,706)	—	(235,872)

Cash provided by (used in) investing activities	(253,083)	9,807	(4,813)	—	(248,089)

Financing Activities
Net borrowings on revolving credit facility and short-term borrowings	165,658	—	2,551	—	168,209
Proceeds from term loan	115,000	—	—	—	115,000
Principal repayments on term loans	(155,000)	—	—	—	(155,000)
Debt issuance costs	(5,333)	—	—	—	(5,333)
Dividends paid	(2,251)	(6,477)	—	6,477	(2,251)
Stock option excercises, related tax benefits and other	2,876	—	—	—	2,876

Cash provided by (used in) financing activities	120,950	(6,477)	2,551	6,477	123,501

Effect of exchange rate changes on cash	—	—	(9,251)	—	(9,251)

Net increase (decrease) in cash and cash equivalents	(43,132)	32	(57,120)	—	(100,220)
Cash and cash equivalents - beginning of period	43,132	213	79,204	—	122,549

Cash and cash equivalents - end of period	$—	$245	$22,084	$—	$22,329

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

The comparability of operating results for the three and six months ended February 28, 2010 to the prior year are impacted by acquisitions, including the acquisition of the Cortland Companies (Cortland Cable Company and Sanlo Inc.) on September 26, 2008. The operating results of acquired businesses are included in our consolidated results only since their respective acquisition date.

Foreign currency translation rates can also influence our results since approximately half of our sales are denominated in currencies other than the U.S. dollar. The year-over-year weakening of the U.S. dollar in the first half of fiscal 2010, despite the recent dollar strengthening, has favorably impacted our operating results due to the translation of non-U.S. dollar denominated results. In addition, our financial results have been and will continue to be impacted by the economic conditions that exist in the end markets we serve.

Results of Operations

The global economic environment has been challenging for many of our competitors, customers and suppliers and has had a significant impact on our operations. Most of our businesses and end markets experienced the impact of the economic downturn starting during the second quarter of fiscal 2009. In response to this slowdown in business, we took actions to address our cost structure, including workforce reductions, consolidation of facilities and the centralization of certain selling and administrative functions. Now that we have anniversaried the start of the economic downturn, we expect sales and profitability comparisons during the remainder of fiscal 2010 to be favorable, especially after considering the benefits of our completed restructuring actions. Results of operations for the second quarter of fiscal 2010 reflected continued positive sequential sales trends from the first fiscal quarter, as well as significant improvements in operating margins as more of our restructuring projects were completed. The following is a summary of the key developments and trends in each of our segments:

Industrial Segment: Despite the second quarter being our seasonally weakest quarter for the Industrial segment, core sales trends improved sequentially from the first quarter of fiscal 2010 due to improving demand across all geographic regions and recession-impacted prior year comparables. This segment continues to focus on driving sales growth through the introduction of new products, market shares gains and further penetration into emerging markets and geographies. Excluding restructuring costs, Industrial segment operating profit margins improved sequentially from the first quarter and were higher than the comparable prior year period as a result of a reduced cost structure reflecting overall reductions in discretionary spending as well as the benefits of restructuring activities. Excluding the impact of acquisitions and foreign currency rate changes, we expect growth in year-over-year sales (“core sales”) and profit margins in the Industrial segment during the remainder of fiscal 2010.

Energy Segment: Being a later cycle business, our Energy segment was the last of our four segments to be impacted by the global recession, and showed core sales growth for the first three quarters of fiscal 2009. However, since then it has reported core sales declines. Similar to other energy service providers, sales trends continue to be negatively impacted by the deferral of maintenance and capital spending activities by our customers, especially those in the refining business. In response to the reduced sales and profitability levels over the past three quarters, we initiated several restructuring actions to centralize certain selling and administrative functions and rationalize manufacturing operations within this segment. We expect the Energy segment year-over-year core sales trend to improve sequentially during the remainder of fiscal 2010 based on increased quoting activity.

Electrical Segment: During the second quarter of fiscal 2010, the Electrical segment year-over-year core sales trend improved sequentially from the first quarter, but was still negatively impacted by continued weakness in the European electrical and global construction markets. In response to last year’s slow-down, this segment completed various actions to address its cost structure including reductions in workforce, consolidation of facilities and management, as well as product sourcing initiatives. The significant year-over-year and sequential improvement in operating profit in the second quarter is directly attributable to these restructuring actions. We expect to see continued year-over-year profit margin growth throughout the balance of the fiscal year as we complete the remaining restructuring projects.

Engineered Solutions Segment: Engineered Solutions segment core sales growth was positive in the second quarter of fiscal 2010, which represented this segment’s first core sales growth quarter in nearly two years. This improvement results from strong demand from vehicle OEMs (truck, auto and specialty) and the prior year period including comparatively lower sales volumes due to significant inventory destocking by OEMs. A reduced cost structure from previously completed restructuring actions and the additional sales volumes (improved absorption of manufacturing costs) resulted in incremental operating margins and higher profits during the second quarter. During the remainder of fiscal 2010 we will continue to pursue sales growth opportunities in other served markets and expect to see the positive core sales and operating profit trends, relative to the prior year.

The following table sets forth our results of operations, for the three and six months ended February 28, 2010 and 2009 (in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net sales	$294	$294	$599	$665
Cost of products sold	193	199	391	440

Gross profit	101	95	208	225
Selling, administrative and engineering expenses	70	74	142	146
Restructuring charges	8	3	12	4
Impairment charge	—	—	—	27
Amortization of intangible assets	5	5	11	9

Operating profit	18	13	43	39
Financing costs, net	8	10	17	22

Earnings from continuing operations before income tax expense (benefit)	10	3	26	17
Income tax expense (benefit)	3	(1)	7	1

Earnings from continuing operations	$7	$4	$19	$16

Consolidated net sales were $294 million for both the three months ended February 28, 2010 and 2009. Excluding the $2 million year-over-year change in sales from acquisition/divestiture activities and the $12 million favorable impact of foreign currency exchange rate changes, fiscal 2010 second quarter consolidated core sales decreased 3% compared to the prior year. Sequentially, this core sales trend improved significantly from the 20% decline in the first quarter of fiscal 2010. Fiscal 2010 year-to-date sales decreased by $66 million, or 10%, to $599 million for the six months ended February 28, 2010 from $665 million in the prior year period. Excluding the $6 million year-over-year change in sales from acquisition/divestiture activities and the $22 million favorable impact of foreign currency exchange rate changes, core sales for the six months ended February 28, 2010 decreased 13% compared to the prior year period. Most end markets we serve were not significantly impacted by the weakening global economic environment until the second quarter of fiscal 2009, and therefore six month year-over-year comparisons are unfavorable. The changes in sales at the segment level are discussed in further detail below.

Operating profit for the three months ended February 28, 2010 was $18 million, compared to $13 million in the prior year period. Second quarter operating profit included $9 million and $3 million of restructuring costs in 2010 and 2009, respectively. This year-over-year improvement in operating profit was mainly driven by the Electrical and Engineered Solutions segments, which benefited from increased production levels and a substantially improved cost structure. Operating profit for the six months ended February 28, 2010 was $43 million, compared with $39 million in the prior year period. Operating profit for the six months ended February 28, 2010 included increased incentive compensation costs and $13 million of restructuring costs. The operating profit in the comparable prior year period included $4 million of restructuring costs and a non-cash impairment charge of $27 million related to the RV business. Refer to Note 4, “Restructuring” and Note 5, “Impairment Charge” for additional details. The comparability of operating profit between periods was also impacted by production levels, cost savings from restructuring actions, acquisition/divestiture activities and the impact of foreign currency exchange rate changes. Operating profit margins (excluding restructuring and impairment charges) improved significantly during the three and six months ended February 28, 2010, and expanded sequentially in three of our four segments during the second quarter as we realized the benefits from completed restructuring initiatives. The changes in operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales (in millions)

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Industrial	$69	$72	$135	$162
Energy	54	59	118	134
Electrical	82	90	168	193
Engineered Solutions	89	73	178	176

	$294	$294	$599	$665

Industrial Segment

Second quarter Industrial segment net sales decreased by $3 million, or 3%, from $72 million in 2009 to $69 million in 2010. During the first half of fiscal 2010, Industrial segment net sales decreased by $27 million, or 17%, to $135 million. Foreign currency rate changes favorably impacted sales comparisons for the three and six months ended February 28, 2010 by $3 million and $6 million, respectively, due to the weakening U.S. dollar. Excluding foreign currency rate changes, core sales declined 7% and 20%, respectively, for the three and six months ended February 28, 2010. Sequentially, sales levels and the core sales trend improved during the seasonally weak second quarter of fiscal 2010. This was primarily the result of increasing worldwide demand and comparatively lower sales levels in the prior year period (due to the impact of the global economic recession in fiscal 2009).

Energy Segment

Energy segment second quarter net sales decreased by $5 million, or 10%, from $59 million in 2009 to $54 million in 2010. During the six months ended February 28, 2010 Energy segment net sales declined $16 million, or 12%, from the prior year to $118 million. Excluding acquisitions and foreign currency rate changes (which favorably impacted sales comparisons for the three and six months ended February 28, 2010 by $3 million), core sales decreased 14% and 11%, respectively for the three and six months ended February 28, 2010 versus the prior year. This decline reflects the continued deferral of maintenance activities at certain existing oil & gas installations (especially in mature refinery markets), lower capital project based revenue and weakness in exploration related markets.

Electrical Segment

Electrical segment second quarter net sales decreased by $8 million, or 9%, from $90 million in the prior year to $82 million in 2010. During the six months ended February 28, 2010, Electrical segment net sales decreased by $25 million, or 13%, to $168 million. Foreign currency rate changes favorably impacted sales comparisons for the three and six months ended February 28, 2010 by $3 million and $6 million, respectively. Excluding foreign currency rate changes and sales from the European Electrical product line divestiture, core sales declined 9% and 14% for the three and six months ended February 28, 2010 compared to the prior year. This reflected lower demand across all end markets, especially in European DIY, commercial construction and utility markets. However, the core sales trend improved sequentially in the second quarter of fiscal 2010 due to increased demand in the North American DIY and marine markets.

Engineered Solutions Segment

Engineered Solutions segment second quarter net sales increased by $16 million, or 23%, from $73 million in 2009 to $89 million in 2010. Excluding the $2 million favorable impact of foreign currency rate changes, core sales grew 16% in the second quarter due to strong demand in the Vehicle Systems product line (new platforms and additional market share) and the impact of prior year inventory destocking by OEMs. During the six months ended February 28, 2010, Engineered Solutions segment net sales increased by $2 million, to $178 million. Excluding the $6 million favorable impact of foreign currency rate changes and acquisition sales, core sales decreased 5% for the six months ended February 28, 2010, reflecting weaker end market demand and vehicle OEM inventory destocking.

Operating Profit (in millions)

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Industrial	$11	$15	$25	$42
Energy	4	6	15	22
Electrical	5	1	5	7
Engineered Solutions	4	(4)	9	(23)
General Corporate	(6)	(5)	(11)	(9)

	$18	$13	$43	$39

Industrial Segment

Industrial segment operating profit decreased by $4 million, or 30%, to $11 million for the three months ended February 28, 2010 from $15 million in the prior year period. For the six months ended February 28, 2010, Industrial segment operating profit decreased by $17 million, or 41%, to $25 million. The decline in operating profit is primarily due to lower sales levels, increased restructuring costs and higher incentive compensation costs. Results for the Industrial segment included $5 million of restructuring costs for the three and six months ended February 28, 2010, compared to less than $1 million in the comparable prior year periods. Excluding restructuring costs, quarterly operating profit margins improved on both a sequential and year-over-year basis as a result of a lower cost structure and restructuring related savings.

Energy Segment

Energy segment second quarter operating profit decreased by $2 million, or 34%, from $6 million in the prior year to $4 million in 2010. For the six months ended February 28, 2010, Energy segment operating profit decreased by $7 million, or 29%, to $15 million. Operating profits decreased during the three and six months ended February 28, 2010 due to lower sales volumes, a $2 million increase in restructuring costs, increased incentive compensation costs and unfavorable acquisition mix, all of which, were partially offset by the favorable impact of foreign currency rate changes.

Electrical Segment

Despite lower sales levels, Electrical segment operating profit increased to $5 million for the second quarter of fiscal 2010, compared to $1 million in the prior year period. The increase in operating profit is the result of restructuring related cost savings which drove increased profit margins, favorable foreign currency rate changes and a $1 million decrease in restructuring costs. Second quarter operating profit margin (excluding restructuring costs) reached its highest level in the trailing twelve months as we realized the benefits of facility consolidations, reduced headcount and the movement of production and product sourcing to low cost countries. For the six months ended February 28, 2010, Electrical segment operating profit decreased by $2 million, or 28%, to $5 million. The decline in operating profit was primarily due to $2 million of incremental restructuring costs, increased incentive compensation costs and lower sales volumes.

Engineered Solutions Segment

Engineered Solutions segment operating profit improved during both the three and six months ended February 28, 2010 due to increased sales (especially in the vehicle systems product line) and production levels, favorable product mix, acquisition results, the benefits of completed restructuring activities and the favorable impact of foreign currency rate changes, which were partially offset by increased incentive compensation expense. Significant expansion in year-over-year second quarter operating profit margin (excluding restructuring costs) highlights the benefits from completed cost reduction and restructuring actions and increased production levels (absorbed of fixed manufacturing costs). Operating profit comparisons were also impacted by an incremental $1 million of restructuring costs in the three and six months ended February 28, 2010, relative to the prior year, and the $27 million impairment charge related to the RV business that was recognized in the first quarter of fiscal 2009.

General Corporate

General corporate expenses increased $1 million to $6 million for the three months ended February 28, 2010 due to increased incentive compensation costs, offset by the benefits of cost reduction efforts. For the six months ended February 28, 2010, general corporate expenses increased by $2 million, or 35%, to $ 11 million. This increase resulted from higher annual incentive compensation costs and the prior year period including the benefit from a $2 million reduction in the Company’s long-term incentive plan liability (based on a decline in the related valuation, given our lower stock price).

Restructuring Charges

Total restructuring costs (including those reported in Cost of Products Sold) were $9 million and $13 million for the three and six months ended February 28, 2010, respectively and $3 million and $4 million for the comparable prior year periods. We expect to incur approximately $5 million of restructuring costs during the remainder of fiscal 2010 as all restructuring actions are completed. We believe that our restructuring activities and will better align our resources with strategic growth opportunities, optimize existing manufacturing capabilities, improve our overall cost structure and deliver increased free cash flow and profitability. See Note 4, “Restructuring” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Impairment Charge

Significant adverse developments in the RV market during the first quarter of fiscal 2009, including sharply lower wholesale motorhome shipments by OEM’s, decreased consumer confidence and the lack of financing available to RV dealers and retail customers negatively impacted the financial results our RV business. As a result, during the first quarter of fiscal 2009, we recognized a $27 million non-cash impairment charge related to the goodwill and long-lived assets of the RV business. See Note 5, “Impairment Charge” in the Notes to the Condensed Consolidated Financial Statements for further discussion on the impairments.

Financing Costs, net

All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our reportable segments. The $5 million year-over-year decrease in financing costs for the six months ended February 28, 2010 reflects substantially lower average debt levels and reduced interest rates on variable rate debt.

Income Tax Expense

Our effective income tax rate was 27.1% for both the three and six months ended February 28, 2010, compared to (16.7%) and 5.2% for the three and six months ended February 28, 2009. The increase in the effective tax rate for the six months ended February 28, 2010 relative to the prior year, is primarily due to the prior year tax benefit on the impairment charge (Note 5, “Impairment Charge”) being recognized at a tax rate which is much higher than the consolidated global effective tax rate.

Cash Flows

The following table summarizes the cash flows from operating, investing and financing activities for the comparative six months periods ended February 28, (in millions):

	2010	2009
Net cash provided by operating activities	$18	$34
Net cash used in investing activities	(1)	(248)
Net cash (used in) provided by financing activities	(13)	123
Effect of exchange rates on cash	—	(9)

Net increase (decrease) in cash and cash equivalents	$4	$(100)

Cash flows from operating activities during the first half of fiscal 2010 were $18 million. Excluding the $37 million negative impact on working capital due to the accounts receivable securitization program expiration, net cash provided by operating activities increased relative to the prior year as a result of effective working capital management and the receipt of income tax refunds. These operating cash flows, borrowings under the Senior Credit Facility and the $8 million proceeds from divestiture activities funded $7 million of capital expenditures and significant restructuring activities.

In the first half of fiscal 2009 we utilized existing cash and borrowings under our Senior Credit Facility to complete the strategic acquisition of Cortland for $231 million. Despite difficult business conditions during this period, we generated $34 million of cash from operating activities, reflecting cash earnings and the benefit of reduced accounts receivable and inventory levels. These working capital improvements were partially offset by a reduction in accounts payable, due to lower purchasing levels, and the payment of the prior year annual incentive compensation amounts.

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

	February 28, 2010	PWC%	February 28, 2009	PWC%
Accounts receivable, net	$201		$167
Accounts receivable securitization	—		42

Total accounts receivable	201	17%	209	17%
Inventory, net	158	13%	206	17%
Accounts payable	(118)	(10)%	(110)	(9)%

Net primary working capital	$241	20%	$305	25%

Our net primary working capital percentage decreased year-over-year from 25% to 20%, primarily as a result of inventory reductions over the past year.

Liquidity

The Senior Credit Facility, which matures on November 10, 2011, consists of a $400 million revolving credit facility, is secured by substantially all of our domestic personal property assets and bears interest of LIBOR plus 3.50%. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio (4.5:1 at February 28, 2010, and stepping back quarterly to 3.5:1 by November 30, 2010) and a minimum fixed charge coverage ratio of 1.65:1. We were in compliance with all debt covenants at February 28, 2010.

Holder’s of our 2% Convertible Notes have the option to require us to repurchase, for cash, all or a portion of the 2% Convertible Notes on November 15, 2010, November 15, 2013 and November 15, 2018 at a repurchase price equal to 100% of the principal amount of the notes, plus accrued interest. If certain conditions are met, holders may also convert the 2% Convertible Notes into shares of our common stock prior to the November 2023 maturity date. In addition, we may redeem all or part of the 2% Convertible Notes on or after November 20, 2010 at a cash redemption price equal to 100% of the principal amount, plus accrued interest. We intend to fund potential repurchases of 2% Convertible Notes through availability under the Senior Credit Facility. In the fourth quarter of fiscal 2009 we repurchased on the open market $9 million of 2% Convertible Notes and during the first quarter of fiscal 2010, we repurchased an additional $23 million of 2% Convertible Notes. See Note 9, “Debt” in the Notes to the condensed consolidated financial statements for further discussion of the repurchases.

At February 28, 2010, we had $16 million of cash and cash equivalents and $356 million of available liquidity under our Senior Credit Facility. We believe that the availability under the Senior Credit Facility, combined with our existing cash on hand and funds generated from operations, will be adequate to meet operating, debt service, acquisition funding and capital expenditure requirements for the foreseeable future.

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

In the normal course of business we have entered into certain real estate and equipment leases or have guaranteed such leases on behalf of our subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, we assigned our rights in the leases used by the former subsidiary, but were not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. We remain contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $4 million at February 28, 2010.

We have outstanding letters of credit of $10 million and $9 million at February 28, 2010 and August 31, 2009, respectively, the majority of which secure self-insured workers compensation liabilities.

Off-Balance Sheet Arrangements

As discussed in Note 7, “Accounts Receivable Securitization” in the Notes to the condensed consolidated financial statements, we were a party to an accounts receivable securitization arrangement whereby we sold certain trade receivables to a wholly owned bankruptcy-remote special purpose subsidiary, which in turn, sold participating interests in the receivables to a third party financial institution. We did not renew the accounts receivable securitization program on its September 9, 2009 maturity date and, as a result, utilized availability under the Senior Credit Facility to fund the corresponding $37 million increase in accounts receivable.

Contractual Obligations

Our contractual obligations are discussed in Part 1, Item 2 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2009, and, as of February 28, 2010, have not materially changed since that report was filed.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the six months ended February 28, 2010. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3, and 5 are not applicable and have been omitted.

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (“Annual Meeting”) was held on January 12, 2010 to elect a board of nine directors. Each director nominee was elected. The number of votes for each nominee is set forth below:

	Shares Voted	Shares Withheld
Robert C. Arzbaecher	59,779,276	1,917,315
Gurminder S. Bedi	60,240,117	1,456,474
Gustav H.P. Boel	60,231,979	1,464,612
Thomas J. Fischer	56,370,713	5,325,878
William K. Hall	57,965,959	3,730,632
R. Alan Hunter, Jr.	58,106,728	3,589,863
Robert A. Peterson	58,125,343	3,571,248
Holly A. Van Deursen	59,931,357	1,765,234
Dennis K. Williams	60,240,990	1,455,601

At the Annual Meeting, the shareholders also approved the following proposals by the vote set forth below:

	For	Against	Abstain	Non-Vote
Amendment to the Actuant Corporation 2009 Omnibus Incentive Plan to increase the number of shares of Class A common stock issuable under the Plan	55,325,635	5,828,194	542,762	2,958,144

Adoption of the Actuant Corporation 2010 Employee Stock Purchase Plan	60,915,163	719,344	62,084	2,958,144

Amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of Class A common stock by 84 million shares to 168 million shares	59,862,027	4,729,937	62,770	—

Item 6 – Exhibits

(a) Exhibits

See “Index to Exhibits” on page 29, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: April 8, 2010	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED February 28, 2010

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 8-K filed on January 14, 2010

10.1	Second Amended and Restated Credit Agreement dated November 10, 2008 among Actuant Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the agent.		X

10.2	Actuant Corporation 2009 Omnibus Incentive Plan (conformed through the first amendment)	Exhibit 99.1 to the Registrant’s Form 8-K filed on January 14, 2010

10.3	Actuant Corporation 2010 Employee Stock Purchase Plan	Exhibit B to the Registrant’s Definitive Proxy Statement filed on December 4, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X