Form 10-Q
period 2010-05-31
ACTUANT CORP
filed 2010-07-09
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

The number of shares outstanding of the registrant’s Class A Common Stock as of June 30, 2010 was 67,934,619.

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

The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	the duration or severity of the worldwide economic downturn and the timing or strength of a recovery;

•	the realization of anticipated cost savings from restructuring activities and cost reduction efforts;

•	market conditions in the industrial, production automation, oil & gas, energy, power generation, marine, infrastructure, vehicle and retail Do-It Yourself (“DIY”) industries;

•	increased competition in the markets we serve and market acceptance of existing and new products;

•	successful integration of acquisitions and related restructurings;

•	operating margin risk due to competitive product pricing, operating efficiencies and material and conversion cost increases;

•	foreign currency, interest rate and commodity risk;

•	supply chain and industry trends, including changes in purchasing and other business practices by customers;

•	regulatory and legal developments including changes to United States taxation rules, health care reform and recent governmental climate change initiatives;

•	our substantial indebtedness, ability to comply with the financial and other covenants in our debt agreements and current credit market conditions;

•	the levels of future sales, profit and cash flows that we achieve.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Net sales	$334,569	$285,154	$933,978	$949,742
Cost of products sold	212,884	189,793	603,973	629,648

Gross profit	121,685	95,361	330,005	320,094
Selling, administrative and engineering expenses	75,553	63,841	218,400	210,518
Restructuring charges	2,201	10,473	14,221	14,186
Impairment charges	—	4,768	—	31,321
Amortization of intangible assets	5,305	5,132	16,134	14,346

Operating profit	38,626	11,147	81,250	49,723
Financing costs, net	7,780	9,026	24,115	31,164
Other expense, net	700	817	923	234

Earnings from continuing operations before income tax	30,146	1,304	56,212	18,325
Income tax expense (benefit)	8,311	(1,907)	15,366	(1,014)

Earnings from continuing operations	21,835	3,211	40,846	19,339
Loss from discontinued operations, net of taxes	—	(20,846)	—	(22,131)

Net earnings (loss)	$21,835	$(17,635)	$40,846	$(2,792)

Earnings from continuing operations per share:
Basic	$0.32	$0.06	$0.60	$0.34
Diluted	$0.30	$0.06	$0.57	$0.33
Earnings (loss) per share:
Basic	$0.32	$(0.31)	$0.60	$(0.05)
Diluted	$0.30	$(0.27)	$0.57	$(0.01)
Weighted average common shares outstanding:
Basic	67,642	56,252	67,593	56,148
Diluted	74,389	64,051	74,156	64,234

See accompanying notes to condensed consolidated financial statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	May 31, 2010	August 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$22,281	$11,385
Accounts receivable, net	214,780	155,520
Inventories, net	161,434	160,656
Deferred income taxes	23,220	20,855
Prepaid expenses and other current assets	15,483	15,246

Total Current Assets	437,198	363,662
Property, Plant and Equipment
Land, buildings, and improvements	52,856	61,649
Machinery and equipment	233,565	254,591

Gross property, plant and equipment	286,421	316,240
Less: Accumulated depreciation	(174,982)	(187,122)

Property, Plant and Equipment, net	111,439	129,118
Goodwill	704,200	711,522
Other Intangibles, net	333,201	350,249
Other Long-term Assets	10,061	13,880

Total Assets	$1,596,099	$1,568,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$579	$4,964
Trade accounts payable	131,023	108,333
Accrued compensation and benefits	43,832	30,079
Income taxes payable	33,444	20,578
Other current liabilities	84,971	71,140

Total Current Liabilities	293,849	235,094
Long-term Debt, less Current Maturities	380,538	400,135
Deferred Income Taxes	115,241	117,335
Pension and Postretirement Benefit Liabilities	34,835	37,662
Other Long-term Liabilities	27,960	30,835
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued and outstanding 67,936,778 and 67,718,207 shares, respectively	13,587	13,543
Additional paid-in capital	(178,868)	(188,644)
Retained earnings	987,911	947,070
Accumulated other comprehensive loss	(78,954)	(24,599)
Stock held in trust	(1,930)	(1,766)
Deferred compensation liability	1,930	1,766

Total Shareholders’ Equity	743,676	747,370

Total Liabilities and Shareholders’ Equity	$1,596,099	$1,568,431

See accompanying notes to condensed consolidated financial statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2010	2009
Operating Activities
Net earnings (loss)	$40,846	$(2,792)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	39,079	38,498
Stock-based compensation expense	6,044	6,401
Deferred income tax provision (benefit)	682	(20,116)
Impairment charges	—	58,274
Other non-cash adjustments	1,923	2,070
Changes in components of working capital and other:
Accounts receivable	(28,555)	68,340
Expiration of accounts receivable securitization program	(37,106)	—
Inventories	(3,899)	36,732
Prepaid expenses and other assets	2,372	823
Trade accounts payable	24,680	(68,023)
Income taxes payable	9,235	(7,193)
Accrued compensation and benefits	16,994	(25,364)
Other accrued liabilities	(2,721)	10,031

Net cash provided by operating activities	69,574	97,681

Investing Activities
Proceeds from sale of property, plant and equipment	1,073	607
Proceeds from product line divestiture	7,516	—
Capital expenditures	(13,213)	(15,018)
Cash paid for business acquisitions, net of cash acquired	(29,248)	(235,922)

Net cash used in investing activities	(33,872)	(250,333)

Financing Activities
Net borrowings on revolving credit facilities and short-term borrowings	182	96,199
Principal repayments on term loans	—	(156,438)
Proceeds from issuance of term loans	—	115,000
Open market repurchase of 2% Convertible Notes	(22,894)	—
Debt issuance costs	—	(5,333)
Stock option exercises, related tax benefits and other	1,692	3,474
Cash dividend	(2,702)	(2,251)

Net cash (used in) provided by financing activities	(23,722)	50,651

Effect of exchange rate changes on cash	(1,084)	(7,256)

Net increase (decrease) in cash and cash equivalents	10,896	(109,257)
Cash and cash equivalents – beginning of period	11,385	122,549

Cash and cash equivalents – end of period	$22,281	$13,292

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

In the opinion of management, all adjustments considered necessary for a fair statement of results have been made. Such adjustments consist of only those of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentation, including amounts related to discontinued operations. Operating results for the three and nine months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2010.

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

In December 2007, the FASB issued an update to ASC No. 805, “Business Combinations,” which changed the accounting for certain aspects of business combinations, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. This guidance also requires adjustments associated with changes in deferred tax balances or tax contingencies, that occur after the one year measurement period, be recorded as adjustments to income tax expense. ASC No. 805 was effective for the Company for all acquisitions after September 1, 2009; however, the guidance in this standard regarding the treatment of changes in income tax balances was applied retrospectively to all business combinations.

Note 2. Acquisitions

During the third quarter of fiscal 2010, the Company completed three strategic tuck-in acquisitions for $27.2 million of cash and $2.8 million of deferred purchase price. On April 9, 2010 the Company acquired Team Hydrotec, a Singapore based business that provides engineering and integrated solutions primarily to the infrastructure, energy and industrial markets. This was followed by the acquisition of Hydrospex on April 14, 2010. Headquartered in The Netherlands, Hydrospex is a leading provider of a broad range of heavy-lift technologies including strand jacks and gantries for the global infrastructure, power generation and other industrial markets. The products, technologies, engineering and geographic breadth of both Team Hydrotec and Hydrospex will further strengthen the market positions of the Industrial Segment. Finally, on April 27, 2010, the Company completed the acquisition of New Jersey based Biach Industries, which provides custom designed bolt and stud tensioning products and services, predominately for the North American nuclear market. Biach Industries, through its strong customer relationships, engineering expertise and customized products will broaden the product and service offerings of the Energy segment to the global power generation market.

        The preliminary purchase price allocations for these acquisitions resulted in the recognition of $18.3 million of goodwill (a portion of which is deductible for tax purposes) and $11.3 million of intangible assets, including $1.8 million of tradenames, $8.5 million of customer relationships and $1.0 million of non-compete agreements. The amounts assigned to customer relationships and non-compete agreements are amortized over 15 years and 3-5 years, respectively. The Company is continuing to evaluate the initial purchase price allocations for acquisitions completed within the past twelve months and will adjust the purchase price allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses become known. The operating results of the acquired businesses (which were not significant during the three and nine months ended May 31, 2010) are included in the condensed consolidated financial statements only since their respective acquisition date. During the three and nine months ended May 31, 2010, the Company incurred acquisition transaction costs of $0.7 million and $0.9 million, respectively, related to various business acquisition activities.

Subsequent to May 31, 2010, the Company completed the acquisition of Norway based Selantic for $17.0 million of cash, plus approximately $5.0 million of contingent consideration. Selantic, which will be included in the Energy Segment, provides custom designed high performance slings, tethers and related products for heavy lifting applications.

During fiscal 2009, the Company completed five business acquisitions, including the September 26, 2008, acquisition of the stock of The Cortland Companies (“Cortland”) for approximately $231.2 million in cash, net of cash acquired. Cortland is a global designer, manufacturer and distributor of custom-engineered electro-mechanical cables and umbilicals, high performance synthetic ropes and value-added steel cable assemblies. The majority of the Cortland businesses are included within the Energy segment, while the steel cable assembly business (Sanlo) is included in the Other product line within the Engineered Solutions segment. The purchase price allocation resulted in $131.1 million assigned to goodwill (a portion of which is deductible for tax purposes), $17.8 million to tradenames, $1.3 million to non-compete agreements, $4.3 million to patents and $81.4 million to customer relationships. The amounts assigned to non-compete agreements, patents and customer relationships are being amortized over 3, 8 and 15 years, respectively.

In addition to the acquisition of Cortland, the Company also completed four smaller acquisitions in fiscal 2009 for an aggregate purchase price of $7.4 million of cash and a deferred purchase price of $2.5 million. During the nine months ended May 31, 2010, the Company paid $2.0 million of this deferred purchase price.

The following unaudited pro forma results of operations of the Company for the three and nine months ended May 31, 2010 and 2009, respectively, give effect to these acquisitions as though the transactions and related financing activities had occurred on September 1, 2008 (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Net sales
As reported	$334,569	$285,154	$933,978	$949,742
Pro forma	338,834	295,566	957,022	985,078
Earnings from continuing operations
As reported	$21,835	$3,211	$40,846	$19,339
Pro forma	22,341	3,680	42,077	19,990
Basic earnings per share from continuing operations
As reported	$0.32	$0.06	$0.60	$0.34
Pro forma	0.33	0.07	0.62	0.36
Diluted earnings per share from continuing operations
As reported	$0.30	$0.06	$0.57	$0.33
Pro forma	0.31	0.07	0.59	0.34

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

	Three Months Ended May 31, 2009	Nine Months Ended May 31, 2009
Net sales	$5,247	$20,313

Loss from operations of divested businesses	(28,967)	(30,880)
Income tax benefit	(8,121)	(8,749)

Loss from discontinued operations, net of income tax	$(20,846)	$(22,131)

The loss from operations of divested businesses for the three and nine months ended May 31, 2009 includes $27.0 million of non-cash asset impairment charges related to BH Electronics (see Note 5, “Impairment Charges”).

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

In fiscal 2009 and 2010, the Company committed to various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing overhead, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. Total restructuring costs for these activities were $2.3 million and $15.2 million for the three and nine months ended May 31, 2010, respectively and $10.7 million and $14.5 million for the comparable prior year periods. The restructuring costs recognized during fiscal 2010, which impact all reportable segments, include $7.3 million of severance and facility consolidation costs, $4.3 million of non-cash fixed asset write downs and accelerated depreciation, $1.0 million of product line rationalization costs (included in Cost of Products Sold in the condensed consolidated statement of operations) and $2.6 million of other restructuring costs. As part of these restructuring initiatives, during the second quarter of fiscal 2010, the Company divested a portion of its European Electrical product line for $7.5 million of cash proceeds, which resulted in a net pre-tax gain on disposal of $0.3 million. The Company expects to incur approximately $3.0 million of additional restructuring costs during the remainder of fiscal 2010 to complete existing restructuring activities.

A rollforward of the restructuring reserve (included in Other Current Liabilities and Other Long Term Liabilities in the condensed consolidated balance sheet) is as follows (in thousands):

	Nine months ended May 31,
	2010	2009
Beginning balances	$15,322	$5,063
Restructuring expense	15,196	14,476
Cash payments	(14,354)	(5,917)
Product line rationalization	(977)	(276)
Other non-cash uses of reserve	(4,287)	(517)
Impact of changes in foreign currency rates	(797)	99

Ending balances	$10,103	$12,928

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

In addition, during the third quarter of fiscal 2009, the Company recorded a $31.7 million non-cash asset impairment charge related to the goodwill, indefinite lived intangibles and long-lived assets of the harsh environment electrical business (included in the Electrical Segment). Approximately $27.0 million of the impairment charge is included in the Loss from Discontinued Operations for three and nine months ended May 31, 2009 in the accompanied condensed consolidated statement of operations. Poor economic conditions, low consumer confidence, increased unemployment and tight credit markets negatively impacted consumer discretionary spending, resulting in a substantial reduction in recreational boating industry sales. OEM boat builders responded to the sharp drop in demand and high levels of finished goods inventory by suspending operations as well as eliminating brands and permanently closing facilities. These actions caused the Company to significantly reduce its projections for sales, operating profits and cash flows for the harsh environment electrical business, which resulted in a $14.4 million goodwill impairment charge and a $7.5 million impairment of indefinite lived intangibles (tradenames). As a result of the impairment charges there is no remaining goodwill or indefinite lived intangibles related to the marine OEM business. Due to the then existing indicators of impairment, management also assessed the recoverability of the related long-lived assets during the third quarter of fiscal 2009 and recorded a $1.6 million impairment on fixed assets and an $8.2 million impairment of amortizable intangibles (customer relationships), for the difference between the fair value and carrying value. As discussed in Note 3, “Discontinued Operations,” the Company subsequently divested the marine OEM business, BH Electronics, in the fourth quarter of fiscal 2009.

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the nine months ended May 31, 2010 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2009	$64,688	$228,534	$199,229	$219,071	$711,522
Businesses acquired	14,906	3,366	—	—	18,272
Purchase accounting adjustments	—	2,009	—	—	2,009
Impact of changes in foreign currency rates	(3,330)	(15,644)	(4,057)	(4,572)	(27,603)

Balance as of May 31, 2010	$76,264	$218,265	$195,172	$214,499	$704,200

The gross carrying value and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization are as follows (in thousands):

	May 31, 2010			August 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$233,118	$48,007	185,111	$232,751	$37,396	$195,355
Patents	44,600	26,288	18,312	45,153	23,871	21,282
Trademarks	6,161	5,015	1,146	6,258	4,928	1,330
Non-compete agreements	5,356	3,542	1,814	5,277	2,817	2,460
Other	703	551	152	792	549	243

	$289,938	$83,403	$206,535	$290,231	$69,561	$220,670

Amortization expense recorded on the intangible assets listed above was $5.3 million and $16.1 million for the three and nine months ended May 31, 2010, respectively, and $5.1 million and $14.3 million for the three and nine months ended May 31, 2009, respectively. The Company estimates that amortization expense will approximate $5.8 million for the remainder of fiscal 2010. Amortization expense for future years is estimated to be as follows: $21.7 million in fiscal 2011, $19.2 million in 2012, $17.8 million in fiscal 2013, $17.2 million in fiscal 2014 and $124.8 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions or changes in foreign currency exchange rates.

The gross carrying value of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of May 31, 2010 and August 31, 2009 were $126.7 million and $129.6 million, respectively. These assets are comprised of acquired tradenames.

Note 7. Accounts Receivable Securitization

Historically, the Company maintained an accounts receivable securitization program whereby it sold certain of its trade accounts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary which, in turn, sold participating interests in its pool of receivables to a third party financial institution. The Company did not renew the securitization program on its September 9, 2009 maturity date and as a result, utilized availability under the Senior Credit Facility to fund the corresponding $37.1 million increase in accounts receivable. The retained interest at August 31, 2009 was $28.8 million and was included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets. Sales of trade receivables from the special purpose subsidiary totaled $77.4 and $279.8 million for the three and nine months ended May 31, 2009, while related cash collected during the same periods totaled $138.9 and $486.6 million, respectively (included in operating activities in the condensed consolidated statement of cash flows). Financing costs related to the account receivable securitization program were $0.2 and $1.0 million for the three and nine months ended May 31, 2009, respectively.

Note 8. Product Warranty Costs

The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on sales, historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty (in thousands):

	Nine Months Ended May 31,
	2010	2009
Beginning balances	$8,989	$9,309
Warranty reserves of acquired businesses	863	532
Provision for warranties	4,008	5,387
Warranty payments and costs incurred	(5,320)	(6,015)
Impact of changes in foreign currency rates	(553)	(211)

Ending balances	$7,987	$9,002

Note 9. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	May 31, 2010	August 31, 2009
Senior Credit Facility - revolver	$13,000	$10,000
6.875% Senior notes	249,309	249,235
Other debt	386	—

Total Senior Indebtedness	262,695	259,235
Convertible subordinated debentures (“2% Convertible Notes”)	117,843	140,900

	$380,538	$400,135

The Senior Credit Facility, which matures on November 10, 2011, provides a $400 million revolving credit facility and bears interest at LIBOR plus 3.25% (aggregating 3.56% at May 31, 2010). Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratio. In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver. At May 31, 2010, the non-use fee was 0.5% annually, and the unused and available credit line under the revolver was approximately $384.9 million. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio (4.25:1 at May 31, 2010 and stepping back quarterly to 3.5:1 by November 30, 2010) and a minimum fixed charge coverage ratio of 1.65:1. The Company was in compliance with all debt covenants at May 31, 2010.

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

In November 2003, the Company issued $150.0 million of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). The 2% Convertible Notes bear interest at a rate of 2.0% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price of the 2% Convertible Notes equals or exceeds 120% of their underlying principal amount over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable nine month interest periods. The Company may redeem all or part of the 2% Convertible Notes on or after November 20, 2010 for cash, at a redemption price equal to 100% of the principal amount, plus accrued interest. In addition, holders of the 2% Convertible Notes have the option to require the Company to repurchase all or a portion of their 2% Convertible Notes for cash on November 15, 2010, November 15, 2013 and November 15, 2018 at a repurchase price equal to 100% of the principal amount of the notes, plus accrued interest. Any “put” of 2% Convertible Notes will be funded through availability under the Senior Credit Facility (which matures on November 10, 2011); and therefore, the outstanding 2% Convertible Notes are classified as long-term indebtedness in the condensed consolidated balance sheets. If certain conditions are met, holders may also convert their 2% Convertible Notes into shares of the Company’s Class A common stock prior to the scheduled maturity date. In the fourth quarter of fiscal 2009, the Company repurchased $9.1 million of 2% Convertible Notes and during the first quarter of fiscal 2010, repurchased an additional $23.1 million of 2% Convertible Notes. These cash repurchases were made at an average price of 99.3% of the par value of the 2% Convertible Notes. After considering these repurchases, the remaining $117.8 million of 2% Convertible Notes, are convertible into 5,905,419 shares of Company’s Class A common stock at a conversion rate of 50.1126 shares per $1,000 of principal amount, which equates to a conversion price of approximately $19.96 per share.

Note 10. Employee Benefit Plans

The Company provides pension benefits to certain employees of acquired domestic businesses, who were entitled to those benefits prior to acquisition, as well as certain employees of foreign businesses. Most of the U.S. defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits, while participants in most non-U.S. defined benefit plans continue to earn benefits. For the three and nine months ended May 31, 2010, the Company recognized a net periodic pension benefit cost of $0.4 million and $1.3 million, respectively, compared to $0.3 million and $0.8 million in the comparable prior year periods.

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

	May 31, 2010	August 31, 2009
Level 1 Valuation:
Cash equivalents	$942	$653
Investments	1,586	1,320

Level 2 Valuation:
Fair value of derivative instruments	$(2,910)	$759

The fair value of the Company’s accounts receivable, accounts payable, short-term borrowings and variable rate long-term debt approximated book value as of May 31, 2010 and August 31, 2009 due to their short-term nature and the fact that the applicable interest rates approximated market rates of interest. At May 31, 2010 the fair value of the $117.8 million of 2% Convertible Notes was $127.9 million while the fair value of the $250.0 million of Senior Notes was $245.0 million, both based on quoted market prices.

Note 12. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May
	2010	2009	2010	2009
Numerator:
Net Earnings (Loss)	$21,835	$(17,635)	$40,846	$(2,792)
Plus: 2% Convertible Notes financings costs, net of taxes	477	611	1,421	1,833

Net earnings (loss) for diluted earnings per share	$22,312	$(17,024)	$42,267	$(959)

Denominator:
Weighted average common shares outstanding for basic earnings (loss) per share	67,642	56,252	67,593	56,148
Net effect of dilutive securities - equity based compensation plans	842	282	658	569
Net effect of 2% Convertible Notes based on the if-converted method	5,905	7,517	5,905	7,517

Weighted average common and equivalent shares outstanding for diluted earnings (loss) per share	74,389	64,051	74,156	64,234

Basic Earnings (Loss) Per Share:	$0.32	$(0.31)	$0.60	$(0.05)
Diluted Earnings (Loss) Per Share:	$0.30	$(0.27)	$0.57	$(0.01)

Anti-dilutive securities - equity based compensation plans (excluded from earnings per share calculation)	3,912	6,516	4,363	5,906

The increase in the weighted average common shares outstanding for the three and nine months ended May 31, 2010, relative to the prior year periods, results from the 10.9 million shares of common stock issued in connection with the follow-on equity offering completed in the fourth quarter of fiscal 2009.

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

The effective income tax rate was 27.6% and 27.4% for the three and nine months ended May 31, 2010 compared to (146.2)% and (5.5)% in the comparable prior year periods. The income tax benefits recognized in the three and nine months ended May 31, 2009 resulted from the tax benefit on the impairment charges (Note 5, “Impairment Charges”) being recognized at the U.S. statutory tax rate which is much higher than the consolidated global effective tax rate. In addition, the effective tax rate for the third quarter of fiscal 2009 included $1.8 million of favorable tax adjustments related to settling tax audits for amounts less than previously accrued, the lapsing of various tax statutes of limitations and provision to return adjustments. The third quarter fiscal 2010 effective tax rate was impacted by $0.6 million of additional income tax expense, including $3.7 million related to provision to return adjustments and correction of prior period income tax amounts (correction amounts are immaterial to previously reported periods and the current year), as well as the tax charge for the enactment of the new United States health care legislation, which were offset by $3.1 million of favorable items including changes in valuation allowances and the lapsing of various tax statutes of limitations.

The gross liability for unrecognized tax benefits, excluding interest and penalties, decreased from $28.5 million at August 31, 2009 to $27.6 million at May 31, 2010. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. In addition, as of May 31, 2010 and August 31, 2009, the Company had liabilities totaling $3.9 million and $3.5 million, respectively, for the payment of interest and penalties related to its unrecognized tax benefits.

Note 14. Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is significantly impacted by the movement of the US dollar versus other global currencies, most notably the Euro and British Pound. The following table sets forth the reconciliation of net earnings (loss) to comprehensive (loss) income (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Net earnings (loss)	$21,835	$(17,635)	$40,846	$(2,792)
Foreign currency translation adjustment	(31,430)	50,950	(54,178)	(29,619)
Changes in net unrealized gains/(losses), net of tax	9	589	(177)	(1,173)

Comprehensive (loss) income	$(9,586)	$33,904	$(13,509)	$(33,584)

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

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Net Sales by Segment:
Industrial	$79,744	$62,843	$214,287	$225,049
Energy	56,645	62,251	174,572	195,759
Electrical	86,468	83,752	254,791	276,369
Engineered Solutions	111,712	76,308	290,328	252,565

	$334,569	$285,154	$933,978	$949,742

Net Sales by Reportable Product Line:
Industrial	$79,744	$62,843	$214,287	$225,049
Energy	56,645	62,251	174,572	195,759
North American Electrical	61,420	56,218	170,412	183,229
European Electrical	25,048	27,534	84,379	93,139
Vehicle Systems	82,089	53,361	210,256	171,920
Other	29,623	22,947	80,072	80,646

	$334,569	$285,154	$933,978	$949,742

Operating Profit:
Industrial	$20,374	$14,633	$44,987	$56,185
Energy	7,203	11,508	22,484	33,017
Electrical	5,308	(7,285)	10,405	(199)
Engineered Solutions	13,170	(2,670)	22,218	(25,767)
General Corporate	(7,429)	(5,039)	(18,844)	(13,513)

	$38,626	$11,147	$81,250	$49,723

			May 31, 2010	August 31, 2009
Assets:
Industrial			$238,049	$190,397
Energy			452,395	471,158
Electrical			400,847	392,126
Engineered Solutions			436,705	423,238
General Corporate			68,103	91,512

			$1,596,099	$1,568,431

In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisition/divestiture activities, restructuring costs and related benefits and the non-cash asset impairment charges of $26.6 million and $4.7 million in the Engineered Solutions and Electrical segments, respectively. Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, the fair value of derivative instruments and, prior to fiscal 2010, the retained interest in trade accounts receivable (subject to the accounts receivable program discussed in Note 7, “Accounts Receivable Securitization.”)

Note 16. Contingencies and Litigation

The Company had outstanding letters of credit of $9.3 million and $8.9 million at May 31, 2010 and August 31, 2009, respectively, the majority of which secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $3.5 million at May 31, 2010.

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

Note 17. Guarantor Subsidiaries

On June 12, 2007, Actuant Corporation (the “Parent”) issued $250.0 million of 6.875% Senior Notes. All of our material domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 6.875% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the condensed results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

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

Certain revisions have been made to correct the prior year presentation of parent, guarantor and non-guarantor operating, investing and financing cash flows (related entirely to the classification of changes in intercompany payables/receivables within the condensed consolidating statement of cash flows) to conform to the current year presentation. The revisions increased parent cash flow from operating activities by $60.6 million and decreased guarantor and non-guarantor cash flow from operating activities by $43.8 million and $16.8 million, respectively, for the nine months ended May 31, 2009. Consolidated prior year cash flows from operating, investing and financing activities have not changed.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Three Months Ended May 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$37,788	$121,283	$175,498	$—	$334,569
Cost of products sold	12,159	86,979	113,746	—	212,884

Gross profit	25,629	34,304	61,752	—	121,685
Selling, administrative and engineering expenses	20,080	22,608	32,865	—	75,553
Restructuring charges	37	565	1,599	—	2,201
Amortization of intangible assets	—	3,601	1,704	—	5,305

Operating profit	5,512	7,530	25,584	—	38,626
Financing costs, net	7,681	—	99	—	7,780
Intercompany expense (income), net	(6,196)	1,418	4,778	—	—
Other expense, net	143	467	90	—	700

Earnings before income tax expense	3,884	5,645	20,617	—	30,146
Income tax expense	1,076	1,556	5,679	—	8,311
Net earnings before equity in earnings of subsidiaries	2,808	4,089	14,938	—	21,835
Equity in earnings of subsidiaries	19,027	10,983	712	(30,722)	—

Net earnings	$21,835	$15,072	$15,650	$(30,722)	$21,835

	Three Months Ended May 31, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$30,491	$106,339	$148,324	$—	$285,154
Cost of products sold	12,624	76,134	101,035	—	189,793

Gross profit	17,867	30,205	47,289	—	95,361
Selling, administrative and engineering expenses	12,086	21,271	30,484	—	63,841
Restructuring charges	1,861	3,421	5,191	—	10,473
Impairment charges	—	4,768	—	—	4,768
Amortization of intangible assets	—	3,479	1,653	—	5,132

Operating profit (loss)	3,920	(2,734)	9,961	—	11,147
Financing costs, net	8,815	(2)	213	—	9,026
Intercompany expense (income), net	(5,382)	819	4,563	—	—
Other expense (income), net	(1,281)	(110)	2,208	—	817

Earnings (loss) before income tax expense (benefit)	1,768	(3,441)	2,977	—	1,304
Income tax (benefit) expense	237	(1,941)	(203)	—	(1,907)

Net earnings (loss) before equity in earnings (loss) of subsidiaries	1,531	(1,500)	3,180	—	3,211
Equity in earnings (loss) of subsidiaries	(19,166)	7,298	(5,749)	17,617	—

Earnings (loss) from continuing operations	(17,635)	5,798	(2,569)	17,617	3,211
Earnings (loss) from discontinued operations	—	429	(21,275)	—	(20,846)

Net earnings (loss)	$(17,635)	$6,227	$(23,844)	$17,617	$(17,635)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Nine Months Ended May 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$101,328	$337,907	$494,743	$—	$933,978
Cost of products sold	31,376	246,888	325,709	—	603,973

Gross profit	69,952	91,019	169,034	—	330,005
Selling, admin and engineering expenses	52,983	65,824	99,593	—	218,400
Restructuring charges	1,502	6,176	6,543	—	14,221
Amortization of intangible assets	—	10,814	5,320	—	16,134

Operating profit	15,467	8,205	57,578	—	81,250
Financing costs, net	23,973	2	140	—	24,115
Intercompany expense (income), net	(15,803)	647	15,156	—	—
Other expense (income), net	(393)	526	790	—	923

Earnings before income tax expense	7,690	7,030	41,492	—	56,212
Income tax expense	2,683	1,684	10,999	—	15,366

Net earnings before equity in earnings of subsidiaries	5,007	5,346	30,493	—	40,846
Equity in earnings of subsidiaries	35,839	23,007	1,352	(60,198)	—

Net earnings	$40,846	$28,353	$31,845	$(60,198)	$40,846

	Nine Months Ended May 31, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$109,063	$362,623	$478,056	$—	$949,742
Cost of products sold	40,909	260,326	328,413	—	629,648

Gross profit	68,154	102,297	149,643	—	320,094
Selling, admin and engineering expenses	40,234	70,638	99,646	—	210,518
Restructuring charges	2,153	5,475	6,558	—	14,186
Impairment charges	—	28,543	2,778	—	31,321
Amortization of intangible assets	—	10,382	3,964	—	14,346

Operating profit (loss)	25,767	(12,741)	36,697	—	49,723
Financing costs, net	30,401	141	622	—	31,164
Intercompany expense (income), net	(12,584)	534	12,050	—	—
Other expense (income), net	(1,708)	(497)	2,439	—	234

Earnings (loss) before income tax expense	9,658	(12,919)	21,586	—	18,325
Income tax (benefit) expense	3,228	(9,683)	5,441	—	(1,014)

Net earnings (loss) before equity in earnings of subsidiaries	6,430	(3,236)	16,145	—	19,339
Equity in earnings (loss) of subsidiaries	(9,222)	10,839	(8,639)	7,022	—

Earnings (loss) from continuing operations	(2,792)	7,603	7,506	7,022	19,339
Earnings (loss) from discontinued operations	—	1,307	(23,438)	—	(22,131)

Net earnings (loss)	$(2,792)	$8,910	$(15,932)	$7,022	$(2,792)

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	May 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$812	$—	$21,469	$—	$22,281
Accounts receivable, net	15,273	69,837	129,670	—	214,780
Inventories, net	21,676	66,672	73,086	—	161,434
Deferred income taxes	23,470	—	(250)	—	23,220
Prepaid expenses and other current assets	2,488	3,839	9,156	—	15,483

Total Current Assets	63,719	140,348	233,131	—	437,198
Property, Plant & Equipment, net	5,507	40,652	65,280	—	111,439
Goodwill	68,969	418,719	216,512	—	704,200
Other Intangibles, net	—	245,960	87,241	—	333,201
Investment in Subsidiaries	1,552,148	319,500	115,536	(1,987,184)	—
Intercompany Receivable	2,094,065	2,310,312	2,446,319	(6,850,696)	—
Other Long-term Assets	9,242	53	766	—	10,061

Total Assets	$3,793,650	$3,475,544	$3,164,785	$(8,837,880)	$1,596,099

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$579	$—	$579
Trade accounts payable	15,601	32,358	83,064	—	131,023
Accrued compensation and benefits	15,164	8,808	19,860	—	43,832
Income taxes payable	30,304	—	3,140	—	33,444
Other current liabilities	26,525	16,484	41,962	—	84,971

Total Current Liabilities	87,594	57,650	148,605	—	293,849
Long-term Debt, less Current Maturities	380,538	—	—	—	380,538
Deferred Income Taxes	96,691	—	18,550	—	115,241
Pension and Post-retirement Benefit Liabilities	18,132	971	15,732	—	34,835
Other Long-term Liabilities	20,700	895	6,365	—	27,960
Intercompany Payable	2,446,319	2,094,065	2,310,312	(6,850,696)	—
Shareholders’ Equity	743,676	1,321,963	665,221	(1,987,184)	743,676

Total Liabilities and Shareholders’ Equity	$3,793,650	$3,475,544	$3,164,785	$(8,837,880)	$1,596,099

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$126	$—	$11,259	$—	$11,385
Accounts receivable, net	233	7,049	148,238	—	155,520
Inventories, net	18,000	70,513	72,143	—	160,656
Deferred income taxes	21,891	—	(1,036)	—	20,855
Prepaid expenses and other current assets	4,140	2,763	8,343	—	15,246

Total Current Assets	44,390	80,325	238,947	—	363,662
Property, Plant & Equipment, net	6,829	47,488	74,801	—	129,118
Goodwill	68,969	416,785	225,768	—	711,522
Other Intangibles, net	—	256,494	93,755	—	350,249
Investment in Subsidiaries	1,551,852	287,991	122,569	(1,962,412)	—
Intercompany Receivable	2,115,530	2,386,859	2,472,569	(6,974,958)	—
Other Long-term Assets	13,014	24	842	—	13,880

Total Assets	$3,800,584	$3,475,966	$3,229,251	$(8,937,370)	$1,568,431

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$3,291	$—	$1,673	$—	$4,964
Trade accounts payable	11,528	28,697	68,108	—	108,333
Accrued compensation and benefits	7,488	5,318	17,273	—	30,079
Income taxes payable	15,691	—	4,887	—	20,578
Other current liabilities	20,672	20,311	30,157	—	71,140

Total Current Liabilities	58,670	54,326	122,098	—	235,094
Long-term Debt, less Current Maturities	400,135	—	—	—	400,135
Deferred Income Taxes	80,972	—	36,363	—	117,335
Pension and Post-retirement Benefit Liabilities	19,093	1,091	17,478	—	37,662
Other Long-term Liabilities	21,775	944	8,116	—	30,835
Intercompany Payable	2,472,569	2,115,530	2,386,859	(6,974,958)	—
Shareholders’ Equity	747,370	1,304,075	658,337	(1,962,412)	747,370

Total Liabilities and Shareholders’ Equity	$3,800,584	$3,475,966	$3,229,251	$(8,937,370)	$1,568,431

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended May 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating Activities
Net cash provided by (used in) operating activities	$52,822	$(12,015)	$33,271	$(4,504)	$69,574

Investing Activities
Proceeds from sale of property, plant & equipment	1	416	656	—	1,073
Capital expenditures	(809)	(5,087)	(7,317)	—	(13,213)
Proceeds on divestiture of product line	—	—	7,516	—	7,516
Business acquisitions, net of cash acquired	—	(9,374)	(19,874)	—	(29,248)

Cash used in investing activities	(808)	(14,045)	(19,019)	—	(33,872)

Financing Activities

Net borrowings (repayments) on revolver and other debt	1,276	—	(1,094)	—	182
Intercompany loan activity	(28,700)	30,564	(1,864)	—	—
Open market repurchases of 2% Convertible Notes	(22,894)	—	—	—	(22,894)
Stock option exercises, related tax benefits and other	1,692	—	—	—	1,692
Cash dividend	(2,702)	(4,504)	—	4,504	(2,702)

Cash provided by (used in) financing activities	(51,328)	26,060	(2,958)	4,504	(23,722)

Effect of exchange rate changes on cash	—	—	(1,084)	—	(1,084)

Net decrease in cash and cash equivalents	686	—	10,210	—	10,896
Cash and cash equivalents - beginning of period	126	—	11,259	—	11,385

Cash and cash equivalents - end of period	$812	$—	$21,469	$—	$22,281

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended May 31, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating Activities
Net cash provided by (used in) operating activities	$85,497	$3,547	$41,970	$(33,333)	$97,681

Investing Activities
Proceeds from sale of property, plant & equipment	—	374	233	—	607
Capital expenditures	(282)	(3,830)	(10,906)	—	(15,018)
Business acquisitions, net of cash acquired	(234,600)	434	(1,756)	—	(235,922)

Cash used in investing activities	(234,882)	(3,022)	(12,429)	—	(250,333)

Financing Activities
Net borrowings on revolver and other debt	96,489	—	(290)	—	96,199
Intercompany loan activity	55,312	22,544	(77,856)	—	—
Proceeds from issuance of term loans	115,000	—	—	—	115,000
Principal repayments on term loans	(156,438)	—	—	—	(156,438)
Debt issuance and amendment costs	(5,333)	—	—	—	(5,333)
Stock option exercises, related tax benefits and other	3,474				3,474
Cash dividend	(2,251)	(23,282)	(10,051)	33,333	(2,251)

Cash provided by (used in) financing activities	106,253	(738)	(88,197)	33,333	50,651

Effect of exchange rate changes on cash	—	—	(7,256)	—	(7,256)

Net increase (decrease) in cash and cash equivalents	(43,132)	(213)	(65,912)	—	(109,257)
Cash and cash equivalents - beginning of period	43,132	213	79,204	—	122,549

Cash and cash equivalents - end of period	$—	$—	$13,292	$—	$13,292

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

The comparability of the operating results for the three and nine months ended May 31, 2010 to the prior year periods has been impacted by acquisitions, changes in foreign currency translation rates and the economic conditions that exist in the end markets we serve. Listed below are the larger acquisitions completed since September 1, 2008.

Business	Segment	Acquisition Date
Biach Industries (“Biach”)	Energy	April 27, 2010
Hydrospex	Industrial	April 14, 2010
Team Hydrotec (“Hydrotec”)	Industrial	April 9, 2010
The Cortland Companies		September 26, 2008
Cortland Cable Company	Energy
Sanlo, Inc.	Engineered Solutions

The operating results of acquired businesses are included in our condensed consolidated financial statements only since their respective acquisition dates. In addition to acquisitions, changes in foreign currency translation rates also influence our financial results as approximately half of our sales are denominated in currencies other than the U.S. dollar. The year-over-year weakening of the U.S. dollar, despite the recent U.S. dollar strengthening, has favorably impacted our fiscal 2010 operating results due to the translation of non-U.S. dollar denominated results. Most of our businesses and end markets started experiencing the impact of the economic downturn during the second quarter of fiscal 2009. In response to this slowdown in business, we took actions to address our cost structure, including workforce reductions, consolidation of facilities and the centralization of certain selling and administrative functions. Given the improved economic conditions in calendar 2010, the benefits of restructuring activities and the fact that we have anniversaried the weakest quarter during the economic downturn, sales and profitability comparisons improved in the third quarter, reflecting the benefit of higher sales and improved profit margins.

Results of Operations

Results of operations for the three months ended May 31, 2010 reflect continued positive sequential sales trends (including improvement in the core sales trend in all four segments), operating profit margin expansion driven by increased production volumes and savings from restructuring activities, strong cash flow generation, continued progress on restructuring projects and the completion of several strategic acquisitions. The following is a summary of the key developments and trends in each of our segments:

Industrial Segment: During the third quarter of fiscal 2010, the Industrial segment sales trend improved significantly, with core sales growth of 20% (compared to a 7% core sales decline in the second quarter) driven by improved demand across all geographic regions. This segment continues to focus on driving sales growth through the introduction of new products, market share gains (penetration into emerging markets and geographies) and strategic acquisitions (including two business acquisitions completed during the third quarter). Excluding restructuring costs, Industrial segment operating profit margins continued to improve sequentially and reflected the highest operating profit margin achieved in the last six quarters. The considerable improvement in margins, despite unfavorable acquisition mix, was driven by increased sales levels, a reduced cost structure and the benefits from restructuring activities.

Energy Segment: Being a later cycle business, our Energy segment was the last of the four segments to be impacted by the global recession and showed core sales growth for the first three quarters of fiscal 2009. However, since then it has reported core sales declines. Similar to other energy service providers, sales trends continue to be negatively impacted by the deferral of maintenance and capital spending activities by our customers, especially those in the refining business. In response to the reduced sales and profitability levels over the past several quarters, we initiated various restructuring actions to centralize certain selling and administrative functions and rationalize manufacturing operations within this segment. Despite the difficult market conditions that continue to exist in the Energy segment, both the core sales trend and operating profit margin (excluding restructuring costs) improved sequentially from the second to the third quarters of fiscal 2010.

Electrical Segment: The Electrical segment, which has experienced core sales declines since the fourth quarter of fiscal 2007, returned to positive core sales growth in the third quarter of fiscal 2010 with core sales growth of 7%. The improvement in the core sales trend in both North America and Europe was driven by improved end market demand in the marine and global DIY markets. Other served markets, including commercial construction and electric utilities, which are later cycle in nature, continue to be weak. In response to last year’s economic slow-down, this segment completed various actions to address its cost structure including reductions in workforce, consolidation of facilities and management, as well as product sourcing initiatives. The significant year-over-year and sequential improvement in operating profit in the third quarter are directly attributable to these restructuring actions.

Engineered Solutions Segment: Engineered Solutions segment core sales growth was 43% in the third quarter of fiscal 2010, which represented significant sequential improvement from core sales growth of 16% in the prior quarter. The continued improvement in the sales trend results from increased demand from vehicle OEMs (truck, auto and specialty) and the prior year period including comparatively lower sales volumes due to significant inventory destocking by OEMs. A reduced cost structure from previously completed restructuring actions and the additional sales volumes (improved absorption of manufacturing costs) resulted in incremental operating margins and higher profits during the third quarter.

The following table sets forth our results of operations, on a consolidated basis, for the three and nine months ended May 31, 2010 and May 31, 2009 (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Net sales	$335	$285	$934	$950
Cost of products sold	213	190	604	630

Gross profit	122	95	330	320
Selling, administrative and engineering expenses	76	64	219	211
Restructuring charges	2	10	14	14
Impairment charges	—	5	—	31
Amortization of intangible assets	5	5	16	14

Operating profit	39	11	81	50
Financing costs, net	8	9	24	32
Other expense, net	1	1	1	—

Earnings from continuing operations before income tax	30	1	56	18
Income tax (benefit) expense	8	(2)	15	(1)

Net earnings from continuing operations	$22	$3	$41	$19

Fiscal 2010 consolidated net sales increased 17% to $335 million for the third quarter and decreased 2% to $934 million year-to-date, compared to $285 million and $950 million, respectively for the comparable three and nine-month periods in the prior year. Excluding the $1 million year-over-year change in sales from acquisition/divestiture activities and the $3 million favorable impact of foreign currency exchange rate changes, fiscal 2010 third quarter consolidated core sales increased 16% compared to the prior year. Sequentially, this year-over-year core sales trend improved significantly from 3% and 20% core sales declines in the second and first quarters of fiscal 2010, respectively. Excluding the $4 million year-over-year change in sales from acquisition/divestiture activities and the $25 million favorable impact of foreign currency exchange rate changes, core sales for the nine months ended May 31, 2010 decreased 4% compared to the prior year period. Most end markets we serve were not significantly impacted by the weakening global economic environment until the second quarter of fiscal 2009, and therefore nine month year-over-year comparisons remain unfavorable. The changes in sales at the segment level are discussed in further detail below.

Operating profit for the third quarter of fiscal 2010 was $39 million, compared to $11 million in the prior year period, which included a non-cash asset impairment charge of $5 million and incremental restructuring costs of $8 million. This year-over-year improvement in operating profit was mainly driven by increased sales and production levels, as well as a substantially improved cost structure. Operating profit for the nine months ended May 31, 2010 was $81 million, compared with $50 million in the prior year period, which included a non-cash impairment charge of $31 million. Refer to Note 4, “Restructuring” and Note 5, “Impairment Charges” for additional details. Operating profit margins (excluding restructuring and impairment charges) improved during the three and nine months ended May 31, 2010, and expanded sequentially in all four segments during the third quarter due to higher volumes and the benefits from completed restructuring initiatives. The changes in operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales (in millions)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Industrial	$80	$63	$214	$225
Energy	57	62	175	196
Electrical	86	84	255	276
Engineered Solutions	112	76	290	253

	$335	$285	$934	$950

Industrial Segment

Fiscal 2010 third quarter Industrial segment net sales increased by $17 million (27%) to $80 million, while year-to-date net sales decreased by $11 million (5%) to $214 million. Foreign currency rate changes favorably impacted sales comparisons for the three and nine months ended May 31, 2010 by $1 million and $8 million, respectively. Excluding foreign currency rate changes and sales from acquired businesses, core sales increased 20% for the three months ended May 31, 2010 and decreased 9% for the nine months ended May 31, 2010. Sequentially, sales levels and the core sales trend improved significantly during the third quarter, primarily the result of increasing demand globally and comparatively lower sales levels in the prior year period (due to the impact of the global economic recession in fiscal 2009). End markets in the Industrial segment were not significantly impacted by the global economic environment until the second quarter of fiscal 2009, and therefore nine month year-over-year comparisons remain unfavorable.

Energy Segment

Energy segment net sales for the three and nine months ended May 31, 2010 decreased by $5 million (9%) and $21 million (11%), respectively, compared to the prior year periods. Excluding sales from acquired businesses and foreign currency rate changes (which favorably impacted sales comparisons by $1 million and $4 million for the three and nine months ended May 31, 2010, respectively), core sales decreased 11% for both the third quarter and year-to-date periods. This decline reflects the continued deferral of maintenance activities at certain existing oil & gas installations (especially in mature refinery markets), lower capital project based revenue and weakness in exploration related markets. Sequentially, the year-over-year core sales trend improved slightly during the third quarter (compared to a 14% decrease in the second quarter of fiscal 2010) due to growth in emerging markets, alternative energy and adjacent markets.

Electrical Segment

Electrical segment third quarter net sales increased by $2 million (3%) to $86 million in 2010. However, during the nine months ended May 31, 2010, Electrical segment net sales decreased by $21 million (8%) to $255 million. Foreign currency rate changes favorably impacted sales comparisons for the three and nine months ended May 31, 2010 by $1 million and $7 million, respectively. Excluding foreign currency rate changes and sales from the divested European Electrical product line, year over year core sales increased 8% during the third quarter of fiscal 2010 (compared to a decline of 9% in the second quarter of 2010). The sequential improvement in core sales was driven by improved demand in early cycle markets including the marine and global retail DIY markets. The core sales trend declined 8% for the nine months ended May 31, 2010, reflecting lower demand in the first half of fiscal 2010 across all end markets, especially in European DIY, commercial construction and utility markets.

Engineered Solutions Segment

Engineered Solutions segment third quarter net sales increased by $36 million (46%) to $112 million in 2010. Excluding the favorable impact of foreign currency rate changes, core sales grew 43% in the third quarter of fiscal 2010 due to strong demand in the Vehicle Systems product line (new automotive platforms, growth in China and Europe truck shipments and substantially higher recreational vehicle OEM production). During the nine months ended May 31, 2010, Engineered Solutions segment net sales increased by $37 million (15%), to $290 million. Excluding the $6 million favorable impact of foreign currency rate changes and sales of acquired businesses, core sales increased 9% for the nine months ended May 31, 2010, reflecting improved end market conditions in the Vehicle Systems product line and the impact of prior year inventory destocking by OEMs.

Operating Profit (in millions)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009

Industrial	$21	$15	$45	$56
Energy	7	11	23	33
Electrical	5	(7)	10	—
Engineered Solutions	13	(3)	22	(25)
General Corporate	(7)	(5)	(19)	(14)

	$39	$11	$81	$50

Industrial Segment

Industrial segment operating profit increased by $6 million (39%) to $21 million for the three months ended May 31, 2010. Despite unfavorable acquisition mix, quarterly operating profit margins (excluding restructuring costs) improved on both a sequential and year-over-year basis as a result of the sharp increase in sales levels and restructuring related savings. For the nine months ended May 31, 2010, Industrial segment operating profit decreased by $11 million (20%) to $45 million, primarily due to lower sales levels (especially in the first half of fiscal 2010), $4 million of incremental restructuring costs in the current year (related to the consolidation of facilities) and higher annual incentive compensation costs.

Energy Segment

Energy segment operating profit for the three and nine months ended May 31, 2010 decreased $4 million (37%) and $10 million (32%), respectively compared to the prior year periods. Reduced operating profits are primarily due to lower sales volumes and unfavorable product mix. Year-to-date operating profit comparisons were also negatively impacted by an incremental $2 million of restructuring costs in fiscal 2010, relative to the prior year period.

Electrical Segment

Electrical segment operating profit increased $12 million and $10 million for the three and nine months ended May 31, 2010, primarily as a result of prior year periods including a $5 million non-cash asset impairment charge related to the harsh environmental electrical business. In addition, the operating loss for the three and nine months ended May 31, 2009 also included an incremental $5 million and $2 million, respectively of restructuring costs relative to the current year. Excluding these charges, the improvement in operating profit primarily reflected restructuring related cost savings as we realized the benefits of facility consolidations, reduced headcount and the movement of production and product sourcing to low cost countries.

Engineered Solutions Segment

Engineered Solutions segment operating profit improved during both the three and nine months ended May 31, 2010 due to increased sales and production levels, favorable product mix, the benefits of completed restructuring activities and the favorable impact of foreign currency rate changes, which were partially offset by increased annual incentive compensation costs. Significant expansion in year-over-year third quarter operating profit margin (excluding restructuring and impairment charges) highlighted the benefits from completed cost reduction and restructuring actions and increased production levels (absorption of fixed manufacturing costs). Year-to-date operating profit comparisons were also impacted by an incremental $3 million of restructuring costs in the nine months ended May 31, 2010, relative to the prior year, and the $27 million impairment charge related to the RV business that was recognized in the first quarter of fiscal 2009.

General Corporate

General corporate expenses for the three and nine months ended May 31, 2010 increased $2 million (47%) and $5 million (39%), respectively due to investments in growth initiatives, transaction costs for business acquisitions and increased annual incentive compensation costs, somewhat offset by the benefits of cost reduction efforts and reduced discretionary spending. In addition, general corporate expenses for the nine months ended May 31, 2009 included the benefit from a $2 million reduction in the Company’s long-term incentive plan liability (based on a decline in the related valuation, given our lower stock price).

Restructuring

Total restructuring costs (including those reported in Cost of Products Sold) were $2 million and $15 million for the three and nine months ended May 31, 2010, respectively and $11 million and $14 million for the comparable prior year periods. We expect to incur approximately $3 million of additional restructuring costs during the remainder of fiscal 2010 to complete our restructuring activities. We believe that these actions will better align our resources with strategic growth opportunities, optimize existing manufacturing capabilities, improve our overall cost structure and deliver increased free cash flow and profitability. See Note 4, “Restructuring” in the notes to the condensed consolidated financial statements for further discussion.

Impairment Charges

Significant adverse developments in the RV market during the first quarter of fiscal 2009, including sharply lower wholesale motorhome shipments by OEM’s, decreased consumer confidence and the lack of financing available to RV dealers and retail customers negatively impacted the financial results of our RV business. As a result, during the first quarter of fiscal 2009, we recognized a $27 million non-cash impairment charge related to the goodwill and long-lived assets of the RV business (Engineered Solutions Segment).

Difficult economic conditions, low consumer confidence, increased unemployment and tight credit markets during the third quarter of fiscal 2009, also negatively impacted consumer discretionary spending, resulting in a substantial reduction in recreational boating industry sales. During 2009, OEM boat builders responded to the sharp drop in demand and high levels of finished goods inventory by temporarily suspending operations as well as eliminating brands and permanently closing facilities. As a result, in the third quarter of fiscal 2009, we recognized a $32 million non-cash asset impairment charge related to the goodwill, indefinite lived intangibles and long-lived assets of the harsh environment electrical business (Electrical Segment). Approximately $27 million of the impairment charge is included in the Loss from Discontinued Operations. See Note 5, “Impairment Charges” in the notes to the condensed consolidated financial statements for further discussion on the impairments.

Financing Costs, net

All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our reportable segments. The $7 million year-over-year decrease in financing costs for the nine months ended May 31, 2010 reflects substantially lower average debt levels during fiscal 2010.

Income Taxes Expense

The effective income tax rate was 27.6% and 27.4% for the three and nine months ended May 31, 2010 compared to (146.2)% and (5.5)% in the comparable prior year periods. The income tax benefits recognized in the three and nine months ended May 31, 2009 resulted from the tax benefit on the impairment charges (Note 5, “Impairment Charges”) being recognized at the U.S. statutory tax rate which is much higher than the consolidated global effective tax rate. In addition the effective tax rate for the third quarter of fiscal 2009 included $1.8 million of favorable tax adjustments related to settling tax audits for amounts less than previously accrued, the lapsing of various tax statutes of limitations and provision to return adjustments. The third quarter fiscal 2010 effective tax rate was impacted by $0.6 million of additional income tax expense, including $3.7 million related to provision to return adjustments and correction of prior period income tax amounts (correction amounts are immaterial to previously reported periods and the current year), as well as the tax charge for the enactment of the new United States health care legislation, which were offset by $3.1 million of favorable items including changes in valuation allowances and the lapsing of various tax statutes of limitations.

Cash Flows

The following table summarizes the cash flows from operating, investing and financing activities for the comparative nine months periods ended May 31, (in millions):

	2010	2009
Net cash provided by operating activities	$70	$98
Net cash used in investing activities	(34)	(250)
Net cash (used in) provided by financing activities	(24)	50
Effect of exchange rates on cash	(1)	(7)

Net increase (decrease) in cash and cash equivalents	$11	$(109)

Cash flows from operating activities during the nine months ended May 31, 2010 were $70 million. Excluding the $37 million negative impact on working capital due to the accounts receivable securitization program expiration, net cash provided by operating activities increased relative to the prior year as a result of effective working capital management and the receipt of income tax refunds. These operating cash flows, borrowings under the Senior Credit Facility and the $8 million proceeds from divestiture activities funded $27 million of strategic acquisitions and $13 million of capital expenditures.

In the first nine months of fiscal 2009 we completed two acquisitions including the acquisition of Cortland for approximately $231 million. These acquisitions were funded with existing cash balances and borrowings under our Senior Credit Facility, which we extended in November 2008 and amended in June 2009. Despite difficult business conditions, we generated $98 million of cash from operating activities during the nine months ended May 31, 2009, reflecting cash earnings and significant reductions in accounts receivable, inventory and trade accounts payable. The cash flow generated from these net working capital reductions was partially offset by the payment of fiscal 2008 incentive compensation.

Primary Working Capital Management

The Company uses primary working capital as a percentage of sales (PWC %) as a key indicator of working capital management. We define this metric as the sum of net accounts receivable, outstanding balances on the accounts receivable securitization facility, and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric (in millions):

	May 31, 2010		May 31, 2009
	PWC$	PWC%	PWC$	PWC%
Accounts receivable, net	$215		$160
Accounts receivable securitization	—		39

Total accounts receivable	215	16%	199	17%
Inventory, net	161	12%	188	16%
Accounts payable	(131)	-10%	(103)	-9%

Net primary working capital	$245	18%	$284	24%

Our net primary working capital percentage decreased year-over-year from 24% to 18%, the combined result of the increase in sales and the continued focus on effective working capital management. Excluding acquisitions and changes in foreign currency rates, accounts receivable increased $17 million and inventory decreased $1 million (due to the accelerated ramp up in production and improved economic conditions in certain end markets we serve), while accounts payable balances increased $13 million.

Liquidity

The Senior Credit Facility, which matures on November 10, 2011, consists of a $400 million revolving credit facility, is secured by substantially all of our domestic personal property assets and bears interest of LIBOR plus 3.25%. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio (4.25:1 at May 31, 2010, and stepping back quarterly to 3.5:1 by November 30, 2010) and a minimum fixed charge coverage ratio of 1.65:1. We were in compliance with all debt covenants at May 31, 2010.

Holders of our 2% Convertible Notes have the option to require us to repurchase, for cash, all or a portion of the 2% Convertible Notes on November 15, 2010, November 15, 2013 and November 15, 2018 at a repurchase price equal to 100% of the principal amount of the notes, plus accrued interest. If certain conditions are met, holders may also convert the 2% Convertible Notes into shares of our common stock prior to the November 2023 maturity date. In addition, we may redeem all or part of the 2% Convertible Notes on or after November 20, 2010 at a cash redemption price equal to 100% of the principal amount, plus accrued interest. We will fund any “put” of the 2% Convertible Notes through revolver borrowings under the Senior Credit Facility. In the fourth quarter of fiscal 2009 we repurchased on the open market $9 million of 2% Convertible Notes and during the first quarter of fiscal 2010, we repurchased an additional $23 million of 2% Convertible Notes. See Note 9, “Debt” in the notes to the condensed consolidated financial statements for further discussion of the repurchases.

At May 31, 2010, we had $22 million of cash and cash equivalents and $385 million of unused and available liquidity under our Senior Credit Facility. We believe that this cash and availability, combined with funds generated from operations will be adequate to meet operating, debt service, acquisition funding and capital expenditure requirements for the foreseeable future.

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

In the normal course of business we have entered into certain real estate and equipment leases or have guaranteed such leases on behalf of our subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, we assigned our rights in the facility leases used by the former subsidiary, but were not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. We remain contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $4 million at May 31, 2010.

We had outstanding letters of credit of $9 million at both May 31, 2010 and August 31, 2009, the majority of which secure self-insured workers compensation liabilities.

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

Contractual Obligations

Our contractual obligations are discussed in Part 1, Item 2 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2009, and, as of May 31, 2010, have not materially changed since that report was filed.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the nine months ended May 31, 2010. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ACTUANT CORPORATION
(Registrant)

Date: July 9, 2010	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED May 31, 2010

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