Form 10-K
period 2010-08-31
ACTUANT CORP
filed 2010-10-28
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes    ☒          No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act.        Yes    ☐          No    ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.        Yes    ☒          No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes    ☐          No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller-reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):        Yes    ☐          No    ☒

There were 68,161,060 shares of the Registrant’s Class A Common Stock outstanding as of September 30, 2010. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on February 28, 2010) held by non-affiliates of the Registrant was approximately $1,207 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 14, 2011 are incorporated by reference into Part III hereof.

Actuant Corporation provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the truck, automotive, recreational vehicle, industrial production, oil & gas, power generation, marine, infrastructure and retail electrical Do-It-Yourself (“DIY”) industries, market acceptance of existing and new products, successful integration of acquisitions and related restructuring, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, foreign currency risk, interest rate risk, commodity risk, the impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives and healthcare reform, the timing or strength of an economic recovery in the Company’s markets, litigation matters, the Company’s ability to access capital markets and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.

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

Our long-term goal is to grow annual diluted earnings per share (“EPS”), excluding unusual or non-recurring items, faster than most multi-industry peers. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our financial and EPS growth goals. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund additional acquisitions and internal growth opportunities.

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

We believe Enerpac is a leading global supplier of specialized high-force hydraulic industrial tools operating at very high pressures of approximately 5,000 pounds per square inch to 12,000 pounds per square inch. The hydraulic tool line consists of a broad range of products that are generally sold by industrial and specialty fluid power distributors to customers in the infrastructure, mining, steel mill, cement, rail, oil & gas and general maintenance industries. While the majority of its customers are specialty fluid power distributors, Enerpac generates approximately 20% of its revenue by working closely with infrastructure firms to supply products that are used in major infrastructure projects such as bridges, stadiums, tunnels and offshore platforms. Enerpac and Simplex products allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. In addition to specialty fluid power distributors and global infrastructure firms, Enerpac maintains strong customer relationships with leading industrial distributors such as W.W. Grainger, Applied Industrial Technologies and MSC which collectively generate less than 10% of its sales.

We also believe Enerpac is a leading supplier of hydraulic workholding components and systems. Workholding products hold parts in position in metal cutting machine tools during the machining process. The products are marketed through distributors to the automotive, machine tool and fixture design markets.

In addition, Enerpac provides high-force hydraulic systems (integrated solutions) to meet customer specific requirements for safe and precise control of movement and positioning. These customized hydraulic products and systems are sold to construction firms or directly to OEM customers. Our product development staff works closely with customers to develop hydraulic solutions for specific industrial, infrastructure or construction applications.

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

Energy

We believe our Energy business is a leading supplier of joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets under the Hydratight, D.L. Ricci, Morgrip, Cortland, FibronBX, Puget Sound Rope, Biach and Selantic brand names.

Joint integrity products include hydraulic torque wrenches, bolt tensioners and portable machining equipment, which are sold to asset owners, service providers and through distributors or rented to end users. These products are used in the maintenance of joints on oil rigs and platforms, wind turbines, refineries and pipelines, as well as fossil fuel and nuclear power plants to reduce customer downtime and provide increased safety and reliability. We also provide manpower services whereby our highly trained technicians perform bolting, machining and joint integrity work for customers. The joint integrity business operates to world class safety standards while delivering products and services through a localized infrastructure of rental and maintenance depots. Service, product sales and rental revenue each generate approximately one-third of our joint integrity product line sales.

Our Energy segment also provides custom engineered umbilicals, cable and high performance slings and synthetic rope to service providers and asset owners, which are used in the maintenance and installation of sub-sea oil & gas production equipment, as well as in oil & gas exploration. These highly engineered products provide the critical linkages between the surface and the ocean floor and must meet robust safety standards. Custom designed products are also sold into a variety of other niche markets including medical, defense and marine applications.

Energy segment sales and services are provided to customers in emerging markets, as well as in the North Sea, Middle East, South America, China, Asia, Gulf of Mexico and Canada. This business maintains strong relationships with a variety of leading firms such as Statoil, BJ Services, Petrobras, British Petroleum, CGG Veritas, Expro and Sercel.

Electrical

We believe the Electrical business is a leading supplier of a wide array of branded specialized electrical tools and supplies in North America to electrical wholesale distributors, catalog houses, retail home centers, hardware cooperatives, OEM’s, utilities and the retail marine distribution channel. Our Electrical businesses share core competencies in product branding, distribution and channel management, global sourcing and managing the logistics of SKU intensive product lines.

We believe our Electrical business is a leading supplier of electrical tools and supplies to the Retail DIY, power transformation and harsh environment electrical markets. We provide the Retail DIY market with a variety of electrical tools and consumables such as cable ties, staples and wire management products under the Gardner Bender, Del City, A.W. Sperry and Calterm brands. These products are sold to leading retailers such as Lowe’s, The Home Depot, Menards, True Value and Ace Hardware. We also sell power transformation products such as low voltage, single-phase dry type transformers and custom toroidal transformers under the Acme Electric, Actown and Amveco brand names and high voltage switches under the Turner Electric brand name. The low voltage transformers are sold through electrical wholesale distributors, as well as directly to OEMs such as Rockwell Automation, Powerware, Intermatic and General Electric. The high voltage switches are sold into the North American electrical utility market. The product line also includes a broad offering of electrical products and systems for the harsh environment electrical market under the Ancor, Marinco, Guest, AFI, Nicro and B.E.P Marine brand names. These products are primarily sold to various customers in the industrial, marine, power generation and retail markets, including West Marine, Applied Materials and Kohler.

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

•

The automotive convertible top actuation systems are utilized on both retractable soft and hard top vehicles manufactured by OEMs such as Daimler, Audi, Volkswagen, Renault, Peugeot, Saab, BMW, Volvo and Nissan. We maintain strong relationships with leading customers such as Wilhelm Karmann GmbH, CTS Dachsysteme and Webasto-Edscha.

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

International Business

Actuant is a global company. In fiscal 2010, we derived approximately 52% of our net sales (continuing operations) from the United States, 33% from Europe, 11% from Asia, 1% from Canada and 3% from South America and other countries. International sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other factors associated with foreign trade. We have implemented a global infrastructure for the manufacturing, sourcing, distribution and sale of our products. This infrastructure enables us to support our strong relationships with many global customers, who are leaders in their industries.

Distribution and Marketing

We have established a global network to source and distribute products and components effectively while maintaining efficient inventory levels. The Industrial segment sells products through distributors and OEM channels while the Energy segment sells products and services primarily to OEMs, maintenance and service organizations and energy producers. The Electrical segment sells its products through a combination of distributors, direct sales personnel and manufacturers’ representatives into the retail, distribution and OEM channels. Our distributor networks are one of our key competitive strengths in providing exceptional service to our end customers.

Retail:    We utilize a combination of internal account managers and independent manufacturers’ representatives to serve the retail customers of our Electrical segment, including home centers, marine and automotive retailers, mass merchandisers and hardware cooperatives. Sales and marketing personnel provide significant marketing support, including promotional planning, sales programs, retail point-of-purchase materials and displays, effective product packaging, strong advertising programs and state of the art merchandising.

Wholesale Distribution:    The Industrial and portions of the Electrical segments sell products through thousands of wholesale distributors via internal direct sales managers dedicated to the distributor channel and independent sales representatives. Due to the fragmentation of the distribution channel, we rely extensively on independent manufacturers’ representatives to provide ongoing customer sales and service support.

OEM:    Sales to this channel are made through a combination of internal direct field sales representatives, independent sales representatives, catalogs, telemarketers and the internet.

Products in the Engineered Solutions segment are primarily marketed directly to OEMs through a direct technical sales organization. Product lines also have dedicated market managers, as well as a technical support organization. We utilize an experienced sales force that is organized by end-market, typically resides in the respective manufacturing facility and reports to market sales leaders. Within the Engineered Solutions segment, engineering capabilities, technical service, quality and established customer relationships are key competitive advantages in winning new contracts.

Product Development and Engineering

We have earned a reputation for design and engineering expertise and for the creation of highly engineered innovative products. While we generally do not operate stand-alone research and development centers, we maintain engineering staff at several locations that design new products and make improvements to existing product lines. Research and development costs consist primarily of an allocation of overall engineering and development resources and are expensed as incurred, and were approximately $15 million, $16 million and $17 million in fiscal 2010, 2009 and 2008, respectively. We also incur significant application engineering costs in connection with fulfilling custom customer orders and executing customer projects that are not captured in these allocated research and development costs. Through our advanced proprietary processes, with over 600 patents (including pending applications), we create products that satisfy specific customer needs and make jobs easier and more efficient for our customers.

Competition

We generally have numerous competitors in each of our markets, but believe that we are well positioned to compete successfully. Although we face larger competitors in some markets, our competition in our niche markets is primarily composed of small regional competitors who often lack the infrastructure and financial resources to support global customers. Given our diversity, we generally do not compete with the same companies in more than one of our business segments. We believe that our global scale and infrastructure help to build and maintain strong relationships with major customers.

Patents and Trademarks

We own numerous United States and foreign patents and trademarks. However, no individual patent or trademark is believed to be of such importance that its termination would have a material adverse effect on our businesses.

Manufacturing and Operations

Our manufacturing primarily consists of light assembly operations. However, we do have stamping, extruding, machining, automated welding and painting lines in certain businesses. We have implemented single piece flow methodology in most of our manufacturing plants, which reduces inventory levels, lowers “re-work” costs and shortens lead time to customers. We assemble the majority of the products we sell, but strategically outsource components and finished goods from an established global network of qualified suppliers. Components are purchased from a variety of suppliers, including those in low cost countries. We have built strong relationships with our key suppliers over many years, and while we single source many of our components, we believe that in most cases there are several qualified alternative sources.

Order Backlogs and Seasonality

Our Industrial, Energy and Electrical segments have relatively short order-to-ship cycles, while our OEM oriented Engineered Solutions segment has a longer cycle, and therefore typically has a larger backlog. We had an order backlog of approximately $204 million and $160 million at August 31, 2010 and 2009, respectively. Substantially all orders are expected to be completed prior to the end of fiscal 2011. The fluctuations in sales between quarters during fiscal 2010 and 2009 were primarily due to changes in the overall economic environment and not seasonality. Absent economic variations, sales in the second quarter of our fiscal year (December through February) are typically lower than other quarters due to holidays and weaker seasonal demand during winter months in the Northern Hemisphere.

Sales Percentages by Fiscal Quarter

	2010	2009
Quarter 1	23%	30%
Quarter 2	23%	24%
Quarter 3	27%	23%
Quarter 4	27%	23%

	100%	100%

Employees

At August 31, 2010, we employed approximately 5,500 people in continuing operations. Our employees are not subject to collective bargaining agreements, with the exception of approximately 125 U.S. production employees as well as certain international employees covered by government mandated collective labor agreements. We believe working relationships with our employees are good.

Environmental Matters

Our operations, like those of other industrial businesses, are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those regulating discharges of hazardous materials into the air and water, the storage and disposal of such materials and the clean-up of soil and groundwater contamination. Pursuant to certain environmental laws, a current or prior owner or operator of a site may be liable for the cost of an investigation and any remediation of contamination, while those who arrange for the disposal or treatment of hazardous materials may be liable for such costs at a disposal or treatment site, whether or not they owned or operated it. These laws impose strict, and under certain circumstances, joint and several liability.

We believe that we are in compliance with applicable environmental laws. Compliance with these laws has and will require expenditures on an ongoing basis. Soil and groundwater contamination has been identified at a few facilities that we operate or formerly owned or operated. We are also a party to state and local environmental matters and have provided environmental indemnifications for certain divested business units, and as such retain responsibility for certain potential environmental liabilities.

We have facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental costs that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs are reasonably estimable. Environmental expenditures over the last three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Nevertheless, more stringent environmental laws, unanticipated or burdensome remedy requirements or discovery of previously unknown conditions could have a material adverse effect upon our financial position, results of operations or cash flows. Environmental remediation liabilities in our consolidated balance sheets are not significant. For further information, see Note 17, “Contingencies and Litigation” in the notes to consolidated financial statements.

Other

For additional information regarding revenues, profits and total assets of each business segment, geographic financial information and information on customers, see Note 16, “Business Segment, Geographic and Customer Information” in the notes to consolidated financial statements.

Executive Officers of the Registrant

The names, ages and positions of all of the executive officers of the Company as of August 31, 2010 are listed below.

Name	Age	Position
Robert C. Arzbaecher	50	President and Chief Executive Officer; Chairman of the Board
William L. Axline	62	Executive Vice President—Electrical Segment
William S. Blackmore	54	Executive Vice President—Engineered Solutions Segment
Gustav H.P. Boel	65	Executive Vice President; Director
Mark E. Goldstein	54	Executive Vice President and Chief Operating Officer
Brian K. Kobylinski	44	Executive Vice President—Industrial and Energy Segments
Andrew G. Lampereur	47	Executive Vice President and Chief Financial Officer

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

William L. Axline, Executive Vice President—Electrical Segment. Mr. Axline joined Actuant in January 2008 as Executive Vice President of the Electrical Segment. Prior to Actuant, Mr. Axline held the role of Executive Vice President, Chief Operating Officer of Fluidmaster, Inc. from 2003 to 2007. Prior to joining Fluidmaster, he served as President, Chief Executive Officer, of Distribution America, Inc. from 2001 to 2003 and held the role of Vice President, General Manager at Alltrade, Inc. from 1999 to 2000. Mr. Axline also had over 27 years of leadership experience with The Stanley Works.

William S. Blackmore, Executive Vice President—Engineered Solutions Segment. Mr. Blackmore has been the Executive Vice-President—Engineered Solutions Segment since fiscal year 2004. He joined the Company as leader of the Engineered Solutions-Americas business in fiscal year 2002. Prior to joining Actuant, he served as President of Integrated Systems—Americas at APW Ltd. from 2000 to 2001 and as President, Rexnord Gear and Coupling Products (“Rexnord”) from 1997 to 2000. Prior to 1997, Mr. Blackmore held various general management positions at Rexnord and Pillar Industries.

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

Item 1A.     Risk Factors

Worldwide economic conditions have adversely affected our industry, business and results of operations.

Since 2008 the global economy has undergone a period of unprecedented volatility due to the effects of the subprime lending crisis, general credit market issues, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. This had a significant impact on our operations in fiscal 2009 and 2010, resulting in lower sales and profits, which necessitated major restructuring actions. Certain of our businesses and served end markets are now experiencing improved customer demand and business conditions but there is continued uncertainty as the worldwide economy recovers. Conditions like these make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities and could cause U.S. and foreign businesses to slow spending on our products, which would delay and lengthen sales cycles. Several of our principal markets including the vehicle, industrial, marine, energy and electrical markets experienced a significant deterioration due to these economic effects, and as a consequence, our business, financial condition and results of operations have been adversely affected. Changes in these general economic conditions also impact the expense and cash requirements associated with our defined benefit pension plans, which invest in fixed income and equity securities to fund related benefit obligations. Declines in financial market conditions could increase funding requirements and expense for these defined benefit pension plans. We cannot accurately predict the strength of the current economic recovery, or the timing or duration of a future economic slowdown. Changes in the worldwide economic and capital market conditions are beyond our control, are unpredictable and could have a material adverse effect on our results of operations or liquidity.

Market demand for our products may suffer cyclical declines.

The level of market demand for our products depends on the general economic condition of the markets in which we compete. A portion of our revenues are derived from customers in cyclical industries that have been significantly and adversely affected by the downward economic cycle, which resulted in significantly lower demand for products in the affected business segments. For example, we generate sales in the infrastructure, marine, retail electrical DIY, heavy-duty truck, RV and automotive markets. In particular, the economic downturn led to significant pressure on numerous industries in the United States and globally, causing some of our customers to file for bankruptcy or announce significant restructuring actions in the midst of unprecedented declines in the production levels and consumer demand. Further declines in consumer demand could negatively impact our sales and our ability to collect accounts receivables from our customers. The recent downturn in the global economy (the “Great Recession”) resulted in a material decrease in the demand for our products in a number of these markets. A prolonged downturn or additional deterioration in the conditions in any of these markets, as well as in any of the other industries in which we operate, could adversely affect our businesses. If consumer confidence continues to decline, consumer discretionary spending on vehicle purchases and remodeling and other construction projects would continue to be negatively impacted, adversely impacting our sales to customers in these markets.

Our restructuring program could negatively affect our financial performance.

In response to the deteriorating economic environment, we implemented various restructuring initiatives aimed at reducing our cost structure and improving operational performance. During fiscal 2010 and 2009, we recognized restructuring charges of $17 million and $21 million, respectively, which included facility consolidations and workforce reductions to reduce costs in our business. Unforeseen events may require additional restructuring costs. Although we expect that the related cost savings and realization of efficiencies will offset the restructuring related costs over time, we may not achieve the net benefits.

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

Our amended senior credit agreement and our other debt agreements contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. While we consider our relationships with our lenders to be very good, our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in our being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. Borrowings under our amended senior credit facility are secured by most domestic personal property assets and are guaranteed by most of our domestic subsidiaries and by a pledge of the stock of most of our domestic subsidiaries and certain foreign subsidiaries. If borrowings under our amended senior credit facility were declared or became due and payable immediately as the result of an event of default and we were unable to repay or refinance those borrowings, the lenders could foreclose on the pledged assets and stock. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant decrease in our liquidity and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, when due, which could seriously harm our business.

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

Our international operations present additional risks, primarily from currency exchange rate fluctuations, exposure to local economic and political conditions, export and import restrictions, controls on repatriation of cash and exposure to local political conditions. In particular, our results of operations have been significantly affected by fluctuations in foreign currency exchange rates, especially the euro and British pound. For example, a meaningful strengthening of the China RMB against the U.S. dollar or euro would result in higher costs of products we source from China. In addition, there have been several proposals to reform international taxation rules in the United States. We earn a substantial portion of our income from international operations and therefore changes to United States international tax rules may have a material adverse effect on future results of operations or liquidity. To the extent that we expand our international presence, these risks may increase.

Our goodwill and other intangible assets represent a substantial amount of our total assets.

Our total assets reflect substantial intangible assets, primarily goodwill. At August 31, 2010, goodwill and other intangible assets totaled approximately $1,042 million, or about 64% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our acquired reporting units were to fall significantly below current levels, we could be required to recognize a non-cash charge to operating earnings for goodwill or other intangible asset impairment. Any significant goodwill or intangible asset impairment would negatively affect our financial condition and results of operations. We recognized goodwill and intangible asset impairment charges of $36 million and $58 million in fiscal 2010 and 2009, respectively. See Note 3, “Discontinued Operations” and Note 6, “Impairment Charges” in the notes to consolidated financial statements for more information regarding these impairment charges.

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

Regulatory and legal developments including changes to United States taxation rules, health care reform and recent governmental climate change initiatives could negatively affect our financial performance.

Our operations and the markets we compete in are subject to numerous federal, state, local and foreign governmental laws and regulations. Existing laws and regulations may be revised or reinterpreted and new laws and regulations, including taxation rules, health care reform and recent governmental climate change initiatives, may be adopted or become applicable to us or our customers. These regulations are complex, change frequently and have tended to become more stringent over time and may increase our costs and reduce profitability. We cannot predict the form any such new laws or regulations will take or the impact these laws and regulations will have on our business or operations. However, significant changes in governmental laws and regulations could adversely affect our future results of operations.

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

The primary raw materials that we use include steel, plastic resin, copper, brass, steel wire and rubber. Most of our suppliers are not currently parties to long-term contracts with us. Consequently, we are vulnerable to fluctuations in prices of such raw materials. If market prices for certain materials such as steel, plastic resin and copper rise, it could have a negative effect on our operating results and ability to manufacture our respective products on a timely basis. From time to time we have entered into derivative contracts to hedge our exposure to commodity risk, none of which has been material. Factors such as supply and demand, freight costs and transportation availability, inventory levels, the level of imports and general economic conditions may affect the prices of raw materials that we need. If we experience any significant increases in raw material prices, or if we are unable to pass along any increases in raw material prices to our customers, our results of operations could be adversely affected. In addition, an increasing portion of our products are sourced from low cost regions. Changes in export laws, taxes and disruptions in transportation routes, especially in China, could adversely impact our results of operations.

Our products create the possibility of product liability lawsuits, which may negatively impact our business.

As a global manufacturer of a broad range of industrial products and systems, we face an inherent business risk related to product liability claims. Our businesses expose us to potential product liability claims associated with the design, manufacture and distribution of product. Certain of our products are included in integrated customer solutions or utilized in harsh environments (including various industrial and infrastructure applications), which could expose us to significant liability from the failure or defect of our products. Although we maintain strict quality control procedures and have liability insurance coverage, we cannot be certain that these will be adequate to cover all claims that may arise. In the event that we do not have adequate insurance coverage, our business, financial condition and results of operations may be materially adversely affected.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters is located in Butler, Wisconsin. As of August 31, 2010, the Company operated the following facilities in its continuing operations (square footage in thousands):

	Number of Locations			Square Footage
		Distribution / Sales / Admin
	Manufacturing		Total	Owned	Leased	Total
Industrial	11	11	22	164	535	699
Energy	11	15	26	39	433	472
Electrical	6	6	12	153	706	859
Engineered Solutions	12	3	15	516	628	1,144
Corporate and other	1	4	5	353	96	449

	41	39	80	1,225	2,398	3,623

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest locations are located in the United States, the United Kingdom, the Netherlands and China. We also maintain a presence in Australia, Austria, Brazil, Canada, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Norway, Poland, Russia, Singapore, South Korea, Spain, Tunisia, Turkey and the United Arab Emirates. See Note 10 “Leases” in the notes to consolidated financial statements for information with respect to our lease commitments.

In addition to the facilities above, we retain responsibility for approximately 17 owned or leased facilities that are now idle and available for sale or sublease.

Item 3.    Legal Proceedings

We are a party to various legal proceedings that have arisen in the normal course of business, including product liability, environmental, labor, insurance and patent claims.

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

Item 4.    (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol ATU. At September 30, 2010, there were 2,151 shareholders of record of Actuant Corporation common stock. The high and low sales prices of the common stock were as follows for the previous two fiscal years:

Fiscal Year	Period	High	Low
2010	June 1, 2010 to August 31, 2010	$21.74	$17.47
	March 1, 2010 to May 31, 2010	23.87	18.10
	December 1, 2009 to February 28, 2010	19.80	15.93
	September 1, 2009 to November 30, 2009	17.31	13.37

2009	June 1, 2009 to August 31, 2009	$15.53	$10.20
	March 1, 2009 to May 31, 2009	13.43	7.02
	December 1, 2008 to February 28, 2009	20.18	9.92
	September 1, 2008 to November 30, 2008	34.10	13.69

In fiscal 2010, the Company declared a dividend of $0.04 per common share payable on October 15, 2010 to shareholders of record on September 30, 2010. In fiscal 2009, the Company declared a dividend of $0.04 per common share payable on October 15, 2009 to shareholders of record on September 30, 2009.

Performance Graph:

The graph below compares the cumulative 5-year total return of holders of Actuant Corporation’s common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Diversified Industrials index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from August 31, 2005 to August 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Actuant Corporation, The S&P 500 Index

And The Dow Jones US Diversified Industrials Index

* $100 invested on 8/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending August 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2010 Dow Jones & Co. All rights reserved.

	8/05	8/06	8/07	8/08	8/09	8/10
Actuant Corporation	$100.00	$106.58	$144.36	$149.54	$67.07	$94.33
S&P 500	100.00	108.88	125.36	111.40	91.06	95.53
Dow Jones US Diversified Industrials	100.00	103.52	126.59	100.52	64.16	69.71

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

	Year Ended August 31,
	2010	2009	2008	2007	2006
	(in millions, except per share data)
Statement of Earnings Data(1)(2):
Net sales	$1,161	$1,118	$1,446	$1,274	$1,041
Gross profit	427	388	529	452	371
Selling, administrative and engineering expenses	268	250	298	247	207
Restructuring charges	15	19	—	—	—
Impairment charges	—	31	—	—	—
Amortization of intangible assets	22	20	14	10	7
Operating profit	122	68	217	195	157
Earnings from continuing operations	70	26	126	114	96

Diluted earnings per share from continuing operations	$0.97	$0.43	$1.98	$1.83	$1.56

Cash dividends per share declared	0.04	0.04	0.04	0.04	0.04

Balance Sheet Data (at end of period)(2):
Total assets	$1,622	$1,568	$1,668	$1,501	$1,213
Total debt	367	400	574	562	480

(1)	Selected financial data above excludes the financial results from discontinued operations, including the European Electrical business (which is held for sale at August 31, 2010) and the fiscal 2009 divestitures of Acme Aerospace and BH Electronics.

(2)	We have completed various acquisitions that impact the comparability of the selected financial data presented in the above table. The results of operations for these acquisitions are included in the selected financial data for the period subsequent to their acquisition date. The following table summarizes the significant acquisitions that were completed during the last five years:

	Segment	Date Completed	Approximate Annual Sales (a)
			(in millions)
Selantic	Energy	June 2010	$10
Biach Industries	Energy	April 2010	5
Hydrospex	Industrial	April 2010	25
Team Hydrotec	Industrial	April 2010	5
The Cortland Companies		September 2008
Cortland Cable Company	Energy		75
Sanlo, Inc.	Engineered Solutions		25
Superior Plant Services, LLC	Energy	March 2008	25
Templeton, Kenly & Co, Inc.	Industrial	September 2007	35
BH Electronics, Inc.	Electrical	July 2007	35
T.T. Fijnmechanica B.V.	Industrial	April 2007	10
Injectaseal Deutschland GmbH	Energy	January 2007	10
Veha Haaksbergen B.V.	Industrial	January 2007	5
Maxima Technologies	Engineered Solutions	December 2006	65
Actown-Electrocoil, Inc.	Electrical	August 2006	35
Precision Sure-Lock	Industrial	April 2006	25
D.L. Ricci	Energy	April 2006	25
B.E.P. Marine Ltd.	Electrical	December 2005	10

(a)	Represents approximate annual sales at the time of the completion of the transaction.

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

Business Update

Results of operations for fiscal 2010 reflect improved sales trends, operating profit margin expansion driven by increased production volumes and savings from restructuring activities, strong cash flow generation, continued progress on restructuring projects and the completion of four tuck-in acquisitions. The following is a summary of the recent developments and trends in each of our segments:

Industrial Segment: During the fourth quarter of fiscal 2010, the Industrial segment sales trend improved significantly, with core sales growth of 33% (compared to 20% core sales growth in the third quarter) driven by improved demand across all geographic regions. This segment continues to focus on driving sales growth through the introduction of new products, market share gains (penetration into emerging markets and geographies) and strategic acquisitions (including two business acquisitions completed during fiscal 2010). The considerable improvement in fourth quarter operating profit margins, despite unfavorable acquisition mix, was driven by increased sales levels, a reduced cost structure and the benefits from restructuring activities.

Energy Segment: Being a later cycle business, our Energy segment was the last of the four segments to be impacted by the global recession and generated core sales growth for the first three quarters of fiscal 2009. However, since then it has reported quarterly core sales declines in the 7% to 14% range. Similar to other energy service providers, sales trends continue to be negatively impacted by the deferral of maintenance and capital spending activities by our customers, especially those in the refining business. In response to the reduced sales and profitability levels over the past several quarters, we initiated various restructuring actions to centralize certain selling and administrative functions and rationalize manufacturing operations within this segment. Despite the difficult market conditions that continue to exist in the Energy segment, operating profit margins (excluding restructuring costs) improved sequentially from the third to the fourth quarters of fiscal 2010.

Electrical Segment: The Electrical segment, which had experienced quarterly core sales declines since the first quarter of fiscal 2008, returned to positive core sales growth in the third and fourth quarters of fiscal 2010. The improvement in the core sales trend (7% core sales growth in the fourth quarter) was driven by improved end market demand from marine and transformer customers. Other served markets, including commercial construction and electric utilities, which are later cycle in nature, continue to be weak. In response to last year’s economic slow-down, this segment completed various actions to address its cost structure including reductions in workforce, consolidation of facilities and management, as well as product sourcing initiatives. The significant year-over-year and sequential improvement in operating profit (excluding restructuring costs) in the fourth quarter are directly attributable to these restructuring actions.

Engineered Solutions Segment: Engineered Solutions segment core sales growth was 37% in the fourth quarter of fiscal 2010, which continued the recent trend of strong core sales growth. The improvement in core sales growth is the result of increased demand from vehicle OEMs (truck, auto and specialty) and prior year sales volumes being negatively impacted by significant inventory destocking by OEMs. A reduced cost structure from previously completed restructuring actions and the additional sales volumes (improved absorption of manufacturing costs) resulted in incremental operating margins and higher profits during the fourth quarter.

Despite the challenging economic conditions that existed in early fiscal 2010, we continued to generate substantial cash flows from operations, delivered improved financial results and completed key restructuring actions to reduce our cost structure and position the business for future growth as the economy recovers. Our priorities in fiscal 2011 include the continued pursuit of strategic acquisitions, cash flow generation and a focus on growth initiatives to capitalize on niche markets and emerging economies, strengthen existing market positions and expand product offerings through new product development.

Results of Operations

Historical Financial Data (in millions)

	Year Ended August 31,
	2010		2009		2008
Statements of Earnings Data:
Net sales	$1,161	100%	$1,118	100%	$1,446	100%
Cost of products sold	734	63%	730	65%	917	63%

Gross profit	427	37%	388	35%	529	37%
Selling, administrative, and engineering expenses	268	23%	250	22%	298	21%
Restructuring charges	15	1%	19	2%	—	0%
Impairment charges	—	0%	31	3%	—	0%
Amortization of intangible assets	22	2%	20	2%	14	1%

Operating profit	122	11%	68	6%	217	15%
Financing costs, net	32	3%	42	4%	37	3%
Other expense (income), net	1	0%	(1)	0%	(2)	0%

Earnings from continuing operations before income tax expense	89	8%	27	2%	182	13%
Income tax expense	19	2%	1	0%	56	4%

Earnings from continuing operations	70	6%	26	2%	126	9%
Loss from discontinued operations, net of income taxes	(46)	-4%	(12)	-1%	(3)	0%

Net earnings	$24	2%	$14	1%	$123	9%

Other Financial Data:
Depreciation	$25		$30		$28
Capital expenditures	20		21		44

The comparability of the operating results for the fiscal years ended August 31, 2010, 2009 and 2008 has been significantly impacted by acquisitions. The financial results for acquired businesses are included in our results of operations only since their respective acquisition dates. See Note 2, “Acquisitions” in notes to consolidated financial statements for further discussion. In addition to the impact of acquisitions on operating results, foreign currency translation rates can also influence our reported results given that approximately half of our sales are denominated in currencies other than the U.S. dollar.

Consolidated net sales increased by approximately $43 million (4%) from $ 1,118 million in fiscal 2009 to $1,161 million in fiscal 2010. Excluding the $14 million of sales from acquired businesses and the $12 million favorable impact of foreign currency exchange rate changes, fiscal 2010 consolidated core sales increased 2% compared to the prior year. Consolidated net sales decreased by approximately $328 million, or 23%, from $1,446 million in fiscal 2008 to $1,118 million in fiscal 2009. Excluding the $64 million of sales from acquired businesses and the $76 million unfavorable impact of foreign currency exchange rate changes, fiscal 2009 consolidated core sales decreased approximately 24% due primarily to the impact of the recent recession. Changes in net sales at the segment level are discussed in further detail below.

Consolidated operating profit for fiscal 2010 was $122 million, compared with $68 million and $217 million for fiscal 2009 and 2008, respectively. In addition to the impact of economic conditions, the comparability between periods is impacted by acquisitions, the $31 million non-cash impairment charge recognized in fiscal 2009 and restructuring charges of $17 million and $21 million recognized in fiscal 2010 and 2009, respectively (see Note 4, “Restructuring” and Note 6 “Impairment Charges” in notes to consolidated financial statements for further discussion). The changes in consolidated operating profit at the segment level are discussed in further detail below.

Most of our businesses and end markets started experiencing the impact of the economic downturn during the second quarter of fiscal 2009. In response to this slowdown in business, we took actions to address our cost structure, including workforce reductions, consolidation of facilities and the centralization of certain selling and administrative functions. Given the improved economic conditions in calendar 2010, the benefits of restructuring activities and the fact that we believe we have anniversaried the weakest point during the economic downturn, sales and profitability comparisons improved in the second half of fiscal 2010, reflecting the benefit of higher sales and improved profit margins.

Segment Results

Net Sales (in millions)

	Year Ended August 31,
	2010	2009	2008
Industrial	$300	$287	$375
Energy	236	260	212
Electrical	234	242	329
Engineered Solutions	391	329	530

	$1,161	$1,118	$1,446

Fiscal 2010 compared to Fiscal 2009

Industrial Segment

Fiscal 2010 Industrial segment net sales increased by $13 million (5%) to $300 million, relative to the prior year. Excluding foreign currency rate changes (which favorably impacted sales comparisons by $6 million) and sales from acquired businesses, core sales decreased 1% during fiscal 2010. End markets in the Industrial segment were not significantly impacted by the global economic environment until the second quarter of fiscal 2009, and therefore fiscal 2010 core sales comparisons were unfavorable. However, sales levels and the core sales trend has improved significantly during the third and fourth quarters of fiscal 2010, primarily the result of increasing demand globally and comparatively lower sales levels in the prior year period (due to the impact of the recession in fiscal 2009).

Energy Segment

Energy segment net sales for fiscal 2010 were $236 million, a $24 million (9%) reduction compared to the prior year. Excluding sales from acquired businesses and foreign currency rate changes (which favorably impacted sales comparisons by $2 million), core sales decreased 10% during fiscal 2010. This decline reflects the continued deferral of maintenance activities at certain existing oil & gas installations (especially in mature refinery markets) and lower capital project based revenue. The core sales trend has improved slightly during the second half of fiscal 2010 due to growth in emerging markets, alternative energy and adjacent markets.

Electrical Segment

Electrical segment net sales decreased by $8 million (3%) to $234 million in fiscal 2010. Foreign currency rate changes favorably impacted sales comparisons for fiscal 2010 by $2 million. Excluding foreign currency rate changes, core sales declined 4% for the year, reflecting lower demand in the first half of fiscal 2010 across all end markets, especially retail DIY, commercial construction and utility markets. However, the core sales trend has since improved, due to increased demand in early cycle markets including the marine and transformer markets.

Engineered Solutions Segment

Engineered Solutions segment net sales increased by $62 million (19%) to $391 million in fiscal 2010. Excluding the $2 million favorable impact of foreign currency rate changes and sales from acquired businesses, core sales increased 15% in fiscal 2010. The core sales increase was due to a strong rebound in demand in the Vehicle Systems product line (new automotive platforms, growth in China and Europe truck shipments and substantially higher recreational vehicle OEM production) and the impact of prior year inventory destocking by OEMs.

Fiscal 2009 compared to Fiscal 2008

Industrial Segment

Industrial segment net sales decreased by $88 million (23%) from $375 million for fiscal 2008 to $287 million for fiscal 2009. Foreign currency rate changes negatively impacted sales comparisons for fiscal 2009 by $17 million. Excluding foreign currency rate changes and sales from the Templeton, Kenly & Co., Inc. (Simplex) acquisition, core sales declined 17%. The core sales decline reflects a significant weakening of end market demand across all geographic regions and customer inventory destocking.

Energy Segment

Energy segment net sales increased by $48 million (22%) from $212 million for fiscal 2008 to $260 for fiscal 2009, reflecting core sales growth and the acquisitions of Superior Plant Services, LLC (“SPS”) in March 2008 and Cortland Cable Company (“Cortland”) in September 2008. Foreign currency rate changes on translated results negatively impacted sales comparisons for fiscal 2009 by $26 million. Excluding foreign currency rate changes and acquisitions, core sales increased 4% for fiscal 2009, reflecting increased market share and geographic expansion, which was partially offset by declining market conditions.

Electrical Segment

Electrical segment net sales decreased by $87 million (27%) from $329 million for fiscal 2008 to $242 million for fiscal 2009. Foreign currency rate changes negatively impacted sales comparisons for fiscal 2009 by $3 million. Excluding foreign currency rate changes, core sales declined 26%, the result of substantially weaker demand in essentially all markets, driven by the global economic slowdown. Additionally, year-over-year comparisons are negatively affected by the loss of certain business with a large DIY customer during the second half of fiscal 2008.

Engineered Solutions Segment

Engineered Solutions segment net sales decreased by $201 million (38%) from $530 million for fiscal 2008 to $329 million for fiscal 2009. Foreign currency rate changes negatively impacted sales comparisons for fiscal

2009 by $30 million. Excluding foreign currency rate changes and sales from the Sanlo acquisition, core sales declined 37% for fiscal 2009. The core sales decline reflects sharply lower orders and production from vehicle OEMs serving the truck, automotive, RV, off-highway, construction and agricultural markets. Weak economic conditions globally and our customers’ inventory destocking resulted in a substantial reduction in customer production levels and adversely impacted our sales.

Operating Profit (in millions)

	Year Ended August 31,
	2010	2009	2008
Industrial	$66	$67	$114
Energy	31	44	48
Electrical	20	4	35
Engineered Solutions	32	(28)	51
General Corporate	(27)	(19)	(31)

	$122	$68	$217

Fiscal 2010 compared to Fiscal 2009

Industrial Segment

Industrial segment operating profit decreased by $1 million (2%) to $66 million for fiscal 2010. This decline in operating profit was primarily due to lower sales levels in the first half of fiscal 2010, $2 million of incremental restructuring costs in the current year (related to the consolidation of facilities), unfavorable acquisition mix and higher incentive compensation costs, somewhat offset by cost savings from restructuring actions.

Energy Segment

Energy segment operating profit decreased by $13 million (30%) to $31 million for fiscal 2010. Reduced operating profits are primarily due to lower sales volumes, unfavorable product mix and an additional $1 million of restructuring costs in fiscal 2010, relative to the prior year period.

Electrical Segment

Electrical segment operating profit increased by $16 million, to $20 million in fiscal 2010, primarily as a result of the prior year period including a $5 million non-cash asset impairment charge related to the harsh environment electrical business and $2 million of incremental restructuring charges. Excluding these charges, the improvement in operating profit primarily reflected restructuring related cost savings as we realized the benefits of facility consolidations, reduced headcount and the movement of production and product sourcing to low cost countries.

Engineered Solutions Segment

Engineered Solutions segment operating profit increased by $60 million from an operating loss of $28 million in fiscal 2009 to an operating profit of $32 million in fiscal 2010. The loss from operations in fiscal 2009 included a $27 million non-cash asset impairment charge related the RV business and an incremental $5 million of restructuring charges, relative to the current year. Excluding these charges, operating profit improved during fiscal 2010 due to increased sales and production levels (higher absorption of fixed manufacturing costs), favorable product mix, the benefits of completed restructuring activities and the favorable impact of foreign currency rate changes, which were partially offset by increased incentive compensation costs.

General Corporate

General Corporate expenses increased by $8 million (43%) to $27 million in fiscal 2010 due to investments in growth initiatives, transaction costs for business acquisitions and annual incentive compensation costs, somewhat offset by the benefits of cost reduction efforts and reduced discretionary spending.

Fiscal 2009 compared to Fiscal 2008

Industrial Segment

Industrial segment operating profit decreased by $47 million (41%) from $114 million for fiscal 2008 to $67 million for fiscal 2009. Excluding the Simplex acquisition and the unfavorable impact of foreign currency rate changes, operating profit declined by 35% for fiscal 2009. This decline was due to lower sales, $4 million of restructuring charges and reduced profit margins, the latter of which resulted from unfavorable product mix and lower absorption of manufacturing costs due to lower production levels.

Energy Segment

Energy segment operating profit decreased by $4 million (8%) from $48 million for fiscal 2008 to $44 million for fiscal 2009. Excluding the SPS and Cortland acquisitions and the unfavorable impact of foreign currency rate changes, operating profit for fiscal 2009 decreased 3%, which was primarily the result of $1 million of restructuring charges.

Electrical Segment

Electrical segment operating profit decreased by $31 million from $35 million for fiscal 2008 to $4 million for fiscal 2009. Fiscal 2009 operating profit was adversely impacted by $5 million of non-cash impairment charges related to the harsh environment electrical business and $7 million of restructuring charges. Excluding these charges, the decline in operating profit for fiscal 2009 resulted from lower sales volumes and profit margins.

Engineered Solutions Segment

Engineered Solutions segment operating profit decreased by $79 million from $51 million for fiscal 2008 to an operating loss of $28 million for fiscal 2009. The operating results for fiscal 2009 were adversely impacted by $8 million of restructuring costs and a $27 million non-cash RV goodwill and intangible asset impairment charge. Fiscal 2009 operating results were also significantly impacted by lower sales and production levels (resulting in decreased absorption of fixed costs) and the unfavorable impact of foreign currency rate changes.

General Corporate

General Corporate expenses decreased by $12 million (39%) from $31 million for fiscal 2008 to $19 million for fiscal 2009 due to lower incentive compensation expense, headcount reductions and the benefit of other cost reduction efforts.

Restructuring Charges

In fiscal 2010 and 2009, the Company committed to various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing overhead, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. Total restructuring costs for these activities were $17 million and $21 million for the year ended August 31, 2010 and 2009, respectively. We believe these restructuring actions, which were substantially complete by August 31, 2010, will better align our resources with strategic growth opportunities, optimize existing manufacturing capabilities, improve our overall cost structure and deliver increased free cash flow and profitability. These restructuring actions are expected to generate $45 million of annual cost savings. See Note 4, “Restructuring” in the notes to consolidated financial statements for further discussion.

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

Difficult economic conditions, low consumer confidence, increased unemployment and tight credit markets during the third quarter of fiscal 2009, also negatively impacted consumer discretionary spending, resulting in a substantial reduction in recreational boating industry sales. During 2009, OEM boat builders responded to the sharp drop in demand and high levels of finished goods inventory by temporarily suspending operations as well as eliminating brands and permanently closing facilities. As a result, in the third quarter of fiscal 2009, we recognized a $32 million non-cash asset impairment charge related to the goodwill, indefinite lived intangibles and long-lived assets of the harsh environment electrical business (Electrical Segment). Approximately $27 million of the impairment charge is included in the Loss from Discontinued Operations. See Note 6, “Impairment Charges” in the notes to consolidated financial statements for further discussion.

As a result of an overall weak European economy, low consumer confidence and reduced demand in the retail DIY markets, the Company committed to a plan to divest its European Electrical business during the fourth quarter of fiscal 2010. The European Electrical business designs, manufactures and markets electrical sockets, switches and other tools and consumables, predominately in the European DIY retail market. This planned divestiture is also part of the Company’s portfolio management process to focus on businesses that create the most shareholder value. As a result, a $36 million non-cash asset impairment charge was recognized in the fourth quarter of fiscal 2010 to adjust the carrying value of the asset group to fair value. See Note 3, “Discontinued Operations” in the notes to consolidated financial statements for further discussion.

Financing Costs, Net

All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our segments. The $10 million year-over-year decrease in financing costs in fiscal 2010 reflects substantially lower average debt levels and reduced interest rates on variable rate debt.

Income Tax Expense

Our income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, tax minimization planning and our ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate was 21.1% in fiscal 2010, compared to 2.3% and 31.0% in fiscal 2009 and 2008, respectively. The income tax expense recognized in fiscal 2010 benefited from foreign tax credits, increased taxable earnings in foreign jurisdictions (with statutory tax rates lower than the U.S. statutory rate) and favorable changes in valuation allowances offset somewhat by unfavorable provision to return adjustments and additional provisions for unrecognized tax benefits. The decrease in the effective tax rate in fiscal 2009, relative to fiscal 2008, reflects the tax benefit on the impairment and restructuring charges being recognized at the domestic tax rate which is higher than our consolidated global effective tax rate. In addition, the effective income tax rate for fiscal 2009 includes the benefit of income tax reserve adjustments resulting from settling tax audits for amounts less than previously accrued and the lapsing of various tax statutes of limitations.

Discontinued Operations

As a result of our plan to divest the European Electrical business, the assets and liabilities of the business are considered held for sale at August 31, 2010 and therefore the financial results are reported as discontinued operations in the consolidated financial statements. Discontinued operations also reflect the results of the Acme Aerospace and BH Electronics, Inc. businesses, which were divested in the fourth quarter of fiscal 2009 for net cash proceeds of $38 million. See Note 3 “Discontinued Operations” in the notes to consolidated financial statements for further information. The following table summarizes the results of discontinued operations (in millions):

	Year Ended August 31,
	2010	2009	2008
Net sales	$106	$146	$218

Net gain on disposal	—	18	—
Loss from operations of discontinued businesses (1)	(41)	(34)	(4)
Income tax expense (benefit)	5	(4)	(1)

Loss from discontinued operations, net of income tax	$(46)	$(12)	$(3)

(1)	Includes non-cash asset impairment charges of $36 million (European Electrical) and $27 million (BH Electronics) in fiscal 2010 and 2009, respectively.

Liquidity and Capital Resources

The following table summarizes the cash flow attributable to operating, investing and financing activities for the three years ended August 31, 2010 (in millions):

	Year Ended August 31,
	2010	2009	2008
Net cash provided by operating activities	$121	$147	$170
Net cash used in investing activities	(57)	(221)	(140)
Net cash provided by (used in) financing activities	(37)	(30)	5
Effect of exchange rate changes on cash	2	(7)	1

Net increase (decrease) in cash and cash equivalents	$29	$(111)	$36

In fiscal 2010, cash flows from operating activities were $121 million. Excluding the $37 million negative impact on working capital due to the expiration of the accounts receivable securitization program, net cash provided by operating activities increased relative to the prior year as a result of increased earnings from continuing operations, effective working capital management and the receipt of income tax refunds. These operating cash flows and the $8 million of proceeds from the sale of a portion of the European Electrical product line in the second quarter, funded $46 million of acquisitions and $20 million of capital expenditures, while reducing net debt by $67 million.

Effective cash flow management during fiscal 2009 resulted in substantial cash flow from operating activities of $147 million and an improved financial position at August 31, 2009. Operating cash flows benefited from lower working capital requirements, especially accounts receivable, given the decline in sales levels. During fiscal 2009, cash flows from operations, along with the $125 million proceeds from the follow-on equity offering and $38 million of proceeds from the divestiture of two businesses, funded $239 million of strategic acquisitions (including the acquisition of the Cortland Companies), $21 million of capital expenditures and a net reduction in debt of $147 million.

In fiscal 2008, we generated $170 million of cash from operating activities, driven by net earnings of $122 million, which included non-cash expenses (principally depreciation and amortization) of $57 million. The net earnings were somewhat offset by additional working capital requirements of $9 million. These operating cash flows funded $44 million of capital expenditures and $110 million of capital deployment in two strategic acquisitions. Cash provided by financing activities was $5 million in fiscal 2008, consisting primarily of proceeds and the related tax benefits from stock option exercises. Borrowings on the revolving credit facility during fiscal 2008 were repaid by August 31, 2008.

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

	August 31, 2010		August 31, 2009
	$	PWC %	$	PWC %
Accounts receivable, net	$186		$156
Accounts receivable securitization	—		37

Total accounts receivable	186	15%	193	16%
Inventory, net	146	12%	161	14%
Accounts payable	(130)	(11%)	(108)	(9%)

Net primary working capital	$202	16%	$246	21%

Our net primary working capital percentage decreased year-over-year from 21% to 16%, the combined result of the increase in sales and the continued focus on effective working capital management. Excluding acquisitions and changes in foreign currency exchange rates, accounts receivable increased $15 million and inventory increased $8 million (due to the accelerated ramp up in production and improved economic conditions in certain end markets we serve), while accounts payable balances increased $32 million.

Liquidity

The Senior Credit Facility, which matures on November 10, 2011, consists of a $400 million revolving credit facility, is secured by substantially all of our domestic personal property assets and bears interest of LIBOR plus 3.25%. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.5:1 and a minimum fixed charge coverage ratio of 1.65:1. We were in compliance with all debt covenants at August 31, 2010.

Holders of our 2% Convertible Notes have the option to require us to repurchase, for cash, all or a portion of the 2% Convertible Notes on November 15, 2010, November 15, 2013 and November 15, 2018 at a repurchase price equal to 100% of the principal amount of the notes, plus accrued interest. If certain conditions are met, holders may also convert the 2% Convertible Notes into shares of our common stock prior to the November 2023 maturity date. In addition, we may redeem all or part of the 2% Convertible Notes on or after November 20, 2010 at a cash redemption price equal to 100% of the principal amount, plus accrued interest. We will fund any “put” of the 2% Convertible Notes through revolver borrowings under the Senior Credit Facility. In the fourth quarter of fiscal 2009 we repurchased on the open market $9 million of 2% Convertible Notes and during the first quarter of fiscal 2010, we repurchased an additional $23 million of 2% Convertible Notes. See Note 8, “Debt” in the notes to consolidated financial statements for further discussion of the repurchases.

At August 31, 2010, we had $40 million of cash and no borrowings under our $400 million revolver. Approximately $325 million of the revolver was available for borrowing, based on credit agreement terms. We believe that this cash and revolver availability, combined with funds generated from operations will be adequate to meet operating, debt service, acquisition funding and capital expenditure requirements for the foreseeable future.

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

Our receivables are derived from a diverse customer base in a number of industries. No single customer generated 5% or more of fiscal 2010, 2009 and 2008 net sales.

Capital Expenditures

The majority of our manufacturing activities consist of the assembly of components which are sourced from a variety of vendors. We believe that our capital expenditure requirements are not as extensive as many other industrial companies given the assembly nature of our operations. Capital expenditures were $20 million, $21 million and $44 million in fiscal 2010, 2009 and 2008, respectively. Capital expenditures have historically been funded by operating cash flows and borrowings under the Senior Credit Facility. Fiscal 2008 capital expenditures were unusually high due to construction of our new $17 million China manufacturing facility. Capital expenditures for fiscal 2011 are expected to be approximately $20 – $25 million.

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

We are contingently liable for certain lease agreements held by businesses included in our former Electronics segment, which was spun-off to shareholders in fiscal 2000. Some of these businesses were subsequently sold to third parties. If any of these businesses do not fulfill their obligations under the leases, we could be liable for such leases. The present value of future minimum lease payments for these leases was $3 million at August 31, 2010.

We had outstanding letters of credit totaling $9 million at August 31, 2010 and 2009, respectively, the majority of which secure self-insured workers compensation liabilities.

Off-Balance Sheet Arrangements

As more fully discussed in Note 5, “Accounts Receivable Securitization” in the notes to consolidated financial statements, we were a party to an accounts receivable securitization arrangement whereby we sold certain trade receivables to a wholly owned bankruptcy-remote special purpose subsidiary, which in turn, sold participating interests in the receivables to a third party financial institution. We did not renew the securitization program on its September 9, 2009 maturity date and, as a result, utilized availability under the Senior Credit Facility to fund the corresponding $37 million increase in accounts receivable.

Contractual Obligations

The timing of payments due under our contractual commitments is as follows (in millions):

	Payments Due
	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt	$—	$118	$—	$—	$—	$249	$367
Interest on long-term debt	20	18	17	17	17	31	120
Operating leases	18	14	12	9	7	22	82
Acquisition purchase price payable	1	—	6	—	—	—	7

	$39	$150	$35	$26	$24	$302	$576

The above table includes deferred purchase price and contingent consideration related to acquisitions, completed in fiscal 2010 and previous years. We made payments on past acquisitions totaling $2 million, $1 million and $5 million in fiscal 2010, 2009 and 2008, respectively. For further information see Note 2, “Acquisitions” in the notes to consolidated financial statements.

The contractual obligation schedule for long-term debt assumes we do not call the remaining 2% Convertible Notes or have them put back to us in fiscal 2011. For further information, see Note 8, “Debt” in the notes to consolidated financial statements.

Our operating lease obligations generally relate to amounts due under contracts with third party service providers. These contracts are primarily for real estate leases, information technology services (including software and hardware support services and leases) and telecommunications services. Those obligations that are not cancelable are included in the table.

We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor, and as such, they are excluded from the contractual obligations table.

We have long-term obligations related to our deferred compensation, pension and postretirement plans at August 31, 2010 (excluded from the contractual obligations table). Our liabilities related to these plans are summarized in Note 11, “Employee Benefit Plans” in the notes to consolidated financial statements.

As discussed in Note 12 “Income Taxes” in the notes to consolidated financial statements, we have unrecognized tax benefits of $28 million at August 31, 2010. The liability for unrecognized tax benefits was not included in the table of contractual obligations above because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated.

Raw Material Costs and Inflation

We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin and copper, are subject to price fluctuations, which could have a negative impact on our results. Additionally, many of our components are sourced from low cost countries, in currencies different than the functional currency of the acquiring business. Potential changes in exchange rates also create variations in material costs that could reduce our profitability. We strive to offset such cost inflation by price increases to customers and driving operational cost reductions and improvement. We also selectively utilize commodity derivative contracts to hedge against changing raw material prices. However we did not have any significant derivative contracts in place at August 31, 2010 or 2009. See our Risk Factors for additional information on the Company’s commodity risks.

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

Inventories:    Inventories are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 24% and 22% of total inventories at August 31, 2010 and 2009, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the consolidated balance sheet by $5 million at both August 31, 2010 and 2009. We perform an analysis of the historical sales usage of the individual inventory items on hand and a reserve is recorded to adjust inventory cost to market value. The inventory valuation assumptions used are based on historical experience. We believe that such estimates are made based on consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.

Goodwill and Long-Lived Assets:    Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform impairment reviews for our reporting units using a fair value method based on our judgments and assumptions. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, we use a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The estimated fair value is compared with the carrying amount of the reporting unit, including goodwill. The annual impairment testing performed at August 31, 2010 for continuing operations indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount and, as such, no impairment existed. Indefinite lived intangible assets are also subject to annual impairment testing. On an annual basis, the fair value of the indefinite lived assets, based on a relief of royalty model, are evaluated to determine if an impairment charge is required. We also review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, we perform undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Refer to Note 3, “Discontinued Operations” and Note 6, “Impairment Charges” in the notes to consolidated financial statements for further discussion.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While we believe our judgments and assumptions were reasonable; different assumptions or adverse market developments could change the estimated fair values and, therefore, impairment charges could be required.

Employee Benefit Plans:    We provide a variety of benefits to employees and former employees, including in some cases, pensions and postretirement health benefits. Plan assets and obligations are recorded based on an August 31 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return and health care cost trend rates. The discount rate is based on the interest rate of non-callable high-quality corporate bonds, with appropriate consideration of local market factors, participant demographics and benefit payment terms. At August 31, 2010 and 2009, the weighted-average discount rate on domestic benefit plans was 4.60% and 5.60%, respectively. A change in the discount rate by 25 basis points would impact domestic benefit plan expense in fiscal 2011 by less than $0.1 million. At August 31, 2010 and 2009, the weighted-average discount rate on foreign benefit plans was 4.28% and 5.53%, respectively. In estimating the expected return on plan assets, we consider the historical returns on plan assets, forward-looking considerations, inflation assumptions and the impact of the management of the plans’ invested assets. Domestic benefit plan assets consist primarily of participating units in common stock, index funds and bond funds. The expected return on domestic benefit plan assets was 8.00% and 8.25% at August 31, 2010 and 2009, respectively. A 25 basis point change in this assumption would impact fiscal 2011 domestic benefit plan expense by less than $0.1 million. Due to the limited amount of foreign benefit plan assets, changes in the expected return on plan assets does not materially impact our results of operations.

We review actuarial assumptions on an annual basis and make modifications based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. Based on information provided by independent actuaries and other relevant sources, we believe that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows. See Note 11, “Employee Benefit Plans” in the notes to consolidated financial statements for further discussion.

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

Use of Estimates:    We record reserves or allowances for customer returns and discounts, doubtful accounts, inventory, incurred but not reported medical claims, environmental matters, warranty claims, workers compensation claims, product and non-product litigation and incentive compensation. These reserves require the use of estimates and judgment. We base our estimates on historical experience, input from third party advisors and on various other assumptions that are believed to be reasonable under the circumstances. We believe that such estimates are made on a consistent basis and with appropriate assumptions and methods. However, actual results may differ from these estimates.

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

In December 2007, the FASB issued an update to ASC No. 810, “Consolidations,” which changed the accounting and reporting for non-controlling (minority) interests. The Company has one joint venture with a non-controlling interest, which is not significant to the Company’s financial position and results of operations. As a result, the adoption of this guidance on September 1, 2009 did not have a material effect on the consolidated financial statements.

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

Currency Risk—We have exposure to foreign currency exchange fluctuations. Approximately 48%, 46% and 47% of our revenues for the years ended August 31, 2010, 2009 and 2008, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 49% were denominated in euro, with the remainder denominated in British pounds and various Asian and other currencies. Our identifiable foreign currency exchange exposure results primarily from the anticipated purchase of product from affiliates and third party suppliers and from the repayment of intercompany loans between subsidiaries denominated in foreign currencies. We periodically identify areas where we do not have naturally occurring offsetting positions and then may purchase hedging instruments to protect against anticipated exposures. At August 31, 2010 and 2009, there are no material hedging instruments related to the purchase of products from affiliates and third party suppliers. Our financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables and receivables.

Interest Rate Risk—We have earnings exposure related to interest rate changes on our outstanding floating rate debt instruments that are based on LIBOR interest rates. We have periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. Since substantially all of our debt at August 31, 2010 was fixed rate, an increase or decrease in the applicable interest rates would have no impact on our interest costs.

Commodity Risk—We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin and copper, are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and utilize LEAD initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved. We also selectively utilize commodity derivative contracts to hedge against changing raw material prices. (See also “Currency Risk” above). We did not have any significant derivative contracts in place at August 31, 2010 or 2009 to hedge exposure to commodity risk.

Item 8.	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Actuant Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Actuant Corporation and its subsidiaries at August 31, 2010 and August 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended August 31 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded certain elements of the Selantic, Biach Industries, Hydrospex and Team Hydrotec businesses from its assessment of internal control over financial reporting as of August 31, 2010 because they were acquired by the Company in purchase business combinations during the year ended August 31, 2010. Subsequent to the acquisition certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2010. We have also excluded these elements of the internal control over financial reporting of the acquired businesses from our audit of the Company’s internal control over financial reporting. The Selantic, Biach Industries, Hydrospex and Team Hydrotec businesses are wholly-owned subsidiaries whose combined total assets and total revenues, excluding integrated elements, represent 5% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2010.

/S/ PRICEWATERHOUSECOOPERS LLP

Milwaukee, WI

October 28, 2010

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Year Ended August 31,
	2010	2009	2008
Net sales	$1,160,508	$1,117,625	$1,446,140
Cost of products sold	733,256	729,398	917,027

Gross profit	427,252	388,227	529,113
Selling, administrative and engineering expenses	267,866	250,004	298,532
Restructuring charges	15,597	19,530	—
Impairment charges	—	31,321	—
Amortization of intangible assets	22,017	19,644	13,941

Operating profit	121,772	67,728	216,640
Financing costs, net	31,859	41,849	36,409
Other expense (income), net	711	(714)	(2,049)

Earnings from continuing operations before income tax	89,202	26,593	182,280
Income tax expense	18,846	611	56,489

Earnings from continuing operations	70,356	25,982	125,791
Loss from discontinued operations, net of income taxes	(46,325)	(12,259)	(3,247)

Net earnings	$24,031	$13,723	$122,544

Earnings from continuing operations per share:
Basic	$1.04	$0.45	$2.25
Diluted	$0.97	$0.43	$1.98

Earnings per share:
Basic	$0.36	$0.24	$2.20
Diluted	$0.35	$0.24	$1.93

Weighted average common shares outstanding:
Basic	67,624	58,047	55,813
Diluted	74,209	66,064	64,833

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	August 31,
	2010	2009
A S S E T S
Current Assets
Cash and cash equivalents	$40,222	$11,385
Accounts receivable, net	185,693	155,520
Inventories, net	146,154	160,656
Deferred income taxes	30,701	20,855
Prepaid expenses and other current assets	12,578	15,246
Current assets of discontinued operations	44,802	—

Total Current Assets	460,150	363,662
Property, Plant and Equipment
Land, buildings, and improvements	48,301	61,649
Machinery and equipment	228,270	254,591

Gross property, plant and equipment	276,571	316,240
Less: Accumulated depreciation	(168,189)	(187,122)

Property, Plant and Equipment, net	108,382	129,118
Goodwill	704,889	711,522
Other Intangibles, net	336,978	350,249
Other Long-term assets	11,304	13,880

Total Assets	$1,621,703	$1,568,431

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities
Short-term borrowings	$—	$4,964
Trade accounts payable	130,051	108,333
Accrued compensation and benefits	53,212	30,079
Income taxes payable	50,318	20,578
Other current liabilities	74,561	71,140
Current liabilities of discontinued operations	37,695	—

Total Current Liabilities	345,837	235,094
Long-term Debt	367,380	400,135
Deferred Income Taxes	110,230	117,335
Pension and Postretirement Benefit Liabilities	28,072	37,662
Other Long-term Liabilities	30,463	30,835
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued and outstanding 68,056,387 and 67,718,207 shares, respectively	13,610	13,543
Additional paid-in capital	(175,157)	(188,644)
Retained earnings	968,373	947,070
Accumulated other comprehensive loss	(67,105)	(24,599)
Stock held in trust	(1,934)	(1,766)
Deferred compensation liability	1,934	1,766

Total Shareholders’ Equity	739,721	747,370

Total Liabilities and Shareholders’ Equity	$1,621,703	$1,568,431

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2010	2009	2008
Operating activities
Net earnings	$24,031	$13,723	$122,544
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	51,875	51,978	44,709
Amortization of debt discount and debt issuance costs	3,969	4,531	1,372
Stock-based compensation expense	8,399	8,609	6,847
Provision (benefit) for deferred income taxes	(2,876)	(17,847)	5,912
Impairment charges	36,139	58,274	—
Net gain on disposal of businesses	(334)	(15,831)	—
Other non-cash adjustments	(855)	1,585	(1,576)
Changes in components of working capital and other:
Accounts receivable	(14,507)	71,215	(17,505)
Expiration of accounts receivable securitization program	(37,106)	—	—
Inventories	(7,964)	57,963	(5,697)
Prepaid expenses and other assets	3,817	1,075	429
Trade accounts payable	32,727	(61,932)	7,586
Income taxes payable	16,000	(9,180)	(576)
Accrued compensation and benefits	27,361	(25,836)	10,447
Other accrued liabilities	(19,590)	8,388	(4,395)

Cash provided by operating activities	121,086	146,715	170,097

Investing activities
Proceeds from sale of property, plant and equipment	1,236	1,862	14,065
Proceeds from sale of businesses	7,516	38,455	—
Capital expenditures	(19,966)	(21,454)	(44,407)
Business acquisitions, net of cash acquired	(45,866)	(239,422)	(110,109)

Cash used in investing activities	(57,080)	(220,559)	(140,451)

Financing activities
Net borrowings (repayments) on revolver and short-term borrowings	(14,313)	16,657	246
Principal repayments on term loans and other debt	—	(270,000)	(1,015)
Proceeds from issuance of term loans	—	115,000	—
Open market repurchases of 2% Convertible Notes	(22,894)	(9,100)	—
Debt issuance costs	—	(9,158)	(265)
Proceeds from equity offering, net of transaction costs	—	124,781	—
Stock option exercises, related tax benefits and other	3,315	4,024	8,294
Cash dividend	(2,702)	(2,251)	(2,221)

Cash provided by (used in) financing activities	(36,594)	(30,047)	5,039

Effect of exchange rate changes on cash	1,425	(7,273)	1,184

Net increase (decrease) in cash and cash equivalents	28,837	(111,164)	35,869
Cash and cash equivalents—beginning of year	11,385	122,549	86,680

Cash and cash equivalents—end of year	$40,222	$11,385	$122,549

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Shares	Amount
Balance at August 31, 2007	55,349	$11,070	$(349,190)	$825,165	$12,876	$(1,744)	$1,744	$499,921
Net earnings	—	—	—	122,544	—	—	—	122,544
Currency translation adjustments	—	—	—	—	(1,777)	—	—	(1,777)
Fair value of derivatives, net of taxes	—	—	—	—	(600)	—	—	(600)
Pension and postretirement plan funded status, net of taxes	—	—	—	—	(3,350)	—	—	(3,350)

Total comprehensive income								116,817

Effect of FIN 48 adoption	—	—	—	(9,408)	—	—	—	(9,408)
Company stock contribution to employee benefit plans	313	62	9,832	—	—	—	—	9,894
Restricted stock awards	20	4	(4)	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	(2,246)	—	—	—	(2,246)
Stock based compensation expense	—	—	6,847	—	—	—	—	6,847
Stock option exercises	306	61	3,249	—	—	—	—	3,310
Excess benefit on stock option exercises	—	—	3,900	—	—	—	—	3,900
Stock issued to, acquired for and distributed from rabbi trust	14	3	468	—	—	(337)	337	471

Balance at August 31, 2008	56,002	11,200	(324,898)	936,055	7,149	(2,081)	2,081	629,506
Net earnings	—	—	—	13,723	—	—	—	13,723
Currency translation adjustments	—	—	—	—	(24,940)	—	—	(24,940)
Fair value of derivatives, net of taxes	—	—	—	—	(535)	—	—	(535)
Pension and postretirement plan funded status, net of taxes	—	—	—	—	(6,273)	—	—	(6,273)

Total comprehensive loss								(18,025)

Company stock contribution to employee benefit plans	228	46	5,198	—	—	—	—	5,244
Restricted stock awards	312	62	(62)	—	—	—	—	—
Issuance of common stock	10,925	2,185	122,441	—	—	—	—	124,626
Cash dividend ($0.04 per share)	—	—	—	(2,708)	—	—	—	(2,708)
Stock based compensation expense	—	—	8,609	—	—	—	—	8,609
Stock option exercises	233	47	(1,994)	—	—	—	—	(1,947)
Excess benefit on stock option exercises	—	—	1,514	—	—	—	—	1,514
Stock issued to, acquired for and distributed from rabbi trust	18	3	548	—	—	315	(315)	551

Balance at August 31, 2009	67,718	13,543	(188,644)	947,070	(24,599)	(1,766)	1,766	747,370
Net earnings	—	—	—	24,031	—	—	—	24,031
Currency translation adjustments	—	—	—	—	(34,845)	—	—	(34,845)
Fair value of derivatives, net of taxes	—	—	—	—	15	—	—	15
Pension and postretirement plan funded status, net of taxes	—	—	—	—	(7,676)	—	—	(7,676)

Total comprehensive loss								(18,475)

Company stock contribution to employee benefit plans	123	24	1,963	—	—	—	—	1,987
Restricted stock awards	(24)	(5)	5	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	(2,728)	—	—	—	(2,728)
Stock based compensation expense	—	—	8,875	—	—	—	—	8,875
Stock option exercises	228	46	1,686	—	—	—	—	1,732
Excess benefit on stock option exercises	—	—	756	—	—	—	—	756
Stock issued to, acquired for and distributed from rabbi trust	11	2	202	—	—	(168)	168	204

Balance at August 31, 2010	68,056	$13,610	$(175,157)	$968,373	$(67,105)	$(1,934)	$1,934	$739,721

The accompanying notes are an integral part of these consolidated financial statements.

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

Inventories:    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (approximately 24% and 22% of total inventories in 2010 and 2009, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than the amounts in the consolidated balance sheets by $4.9 million and $4.8 million at August 31, 2010 and 2009, respectively.

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

Property, Plant and Equipment:    Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from ten to forty years for buildings and improvements and two to seven years for machinery and equipment. Leasehold improvements are amortized over the life of the related asset or the term of the lease, whichever is shorter.

Impairment of Long-lived Assets:    The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In those cases, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists for property, plant and equipment and other long-lived assets, excluding indefinite lived

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible assets. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. See Note 3, “Discontinued Operations” and Note 6, “Impairment Charges” for details on long–lived asset impairment charges recognized in fiscal 2009.

Goodwill and Other Intangible Assets:    Other intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, trademarks and non-compete agreements, are amortized over periods from two to twenty-five years. Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing.

The Company’s goodwill is tested for impairment annually, at August 31, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units using a fair value method based on management’s judgments and assumptions. In estimating the fair value, we use a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The estimated fair value of the reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill is potentially impaired and the Company then determines the implied fair value of goodwill, which is compared to the carrying value to determine if impairment exists. Indefinite lived intangible assets are also subject to an annual impairment test. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite lived intangible assets are evaluated by the Company to determine if an impairment charge is required. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While management believes the judgments and assumptions were reasonable; different assumptions or adverse market developments could change the estimated fair values, and therefore, impairment charges could be required.

As discussed in Note 3, “Discontinued Operations” and Note 6, “Impairment Charges” the Company recognized goodwill and long-lived asset impairment charges of $36.1 million in fiscal 2010 (included in discontinued operations) and $58.3 million in fiscal 2009 ($31.3 million is included in continuing operations with the remainder in discontinued operations).

Product Warranty Costs:    The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is generally based on historical claims rates and current claim cost experience. The following is a rollforward of the accrued product warranty reserve for fiscal years 2010 and 2009 (in thousands):

	2010	2009
Beginning balance	$8,989	$9,309
Warranty reserves of acquired businesses	920	1,461
Provision for warranties	5,153	7,800
Warranty payments and costs incurred	(5,959)	(9,079)
Warranty reserves of divested/discontinued businesses	(939)	(279)
Impact of changes in foreign currency rates	(296)	(223)

Ending balance	$7,868	$8,989

Revenue Recognition:    Customer sales are recognized as revenue when the risk of loss and title pass to the customer, which is generally upon shipment. Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with certain customers in some markets that require the Company to

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimate and accrue the ultimate costs of such programs. The Company maintains an accrual at the end of each period for the earned, but unpaid costs related to the programs. The Company generally does not require collateral or other security and provides for an allowance for doubtful accounts based on historical experience and a review of its existing receivables. Accounts Receivable are presented net of an allowance for doubtful accounts of $7.7 million and $8.6 million at August 31, 2010 and 2009, respectively.

Shipping and Handling Costs:    The Company records costs associated with shipping its products within cost of products sold.

Research and Development Costs:    Research and development costs consist primarily of an allocation of overall engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $14.5 million, $16.2 million and $16.9 million in fiscal 2010, 2009 and 2008, respectively. We also incur significant engineering application costs in connection with fulfilling custom customer orders and executing customer projects that are not captured in these allocated research and development costs.

Other Income/Expense:    Other income and expense primarily consists of foreign exchange gains and losses and royalties. Net (gains)/losses resulting from foreign currency transactions were $(1.5) million, $1.1 million, and $2.3 million in fiscal 2010, 2009 and 2008, respectively.

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

Foreign Currency Translation:     The financial statements of the Company’s foreign operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an appropriate average exchange rate for each applicable period for revenues, expenses, and gains and losses. Translation adjustments are reflected in the consolidated balance sheets and consolidated statements of shareholders’ equity caption “Accumulated other comprehensive loss.”

Use of Estimates:     The Company has recorded reserves or allowances for customer returns and discounts, doubtful accounts, inventory, incurred but not reported medical claims, environmental issues, warranty claims, workers compensation claims, product and non-product litigation and incentive compensation. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience, input from third party advisors and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate methods. Actual results may differ from these estimates.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Derivatives and Hedging Activities:    All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company does not enter into derivatives for speculative purposes. Changes in the value of a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability, while changes in the value of cash flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows.

New Accounting Pronouncements:    In June 2008, the Financial Accounting Standards Board (FASB) issued an update to Accounting Standards Codification (ASC) No. 260, “Earnings Per Share,” which concluded that unvested share-based equity awards that contain non-forfeitable rights to dividends are participating securities and, therefore, must be included in the computation of earnings per share pursuant to the two-class method. Outstanding unvested share-based awards (restricted stock awards) granted under the Actuant Corporation 2001 and 2002 Stock Plans are participating securities as they contain non-forfeitable rights to dividends. The application of the two-class method in computing basic and dilutive earnings per share, effective September 1, 2009, did not have a material impact on the weighted average shares outstanding or earnings per share amounts.

In December 2007, the FASB issued an update to ASC No. 810, “Consolidations,” which changed the accounting and reporting for non-controlling (minority) interests. The Company has one joint venture with a non-controlling interest, which is not significant to the Company’s financial position and results of operations. As a result, the adoption of this guidance on September 1, 2009 did not have a material effect on the consolidated financial statements.

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

Note 2.    Acquisitions

The Company has completed several business acquisitions during each of the last three years. All of these acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase prices reflect the future earnings and cash flow potential of these companies, as well as the complementary strategic fit and resulting synergies these businesses bring to existing operations. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed within the past twelve months and will adjust the allocations if additional information relative to the fair values of the assets and liabilities of the acquired businesses become known.

Fiscal 2010

During fiscal 2010, the Company completed four tuck-in acquisitions for $43.9 million of cash (net of cash acquired), $2.5 million of deferred purchase price and $4.5 million of contingent consideration. On April 9, 2010 the Company acquired Team Hydrotec, a Singapore based business that provides engineering and integrated solutions primarily to the infrastructure, energy and industrial markets. This was followed by the acquisition of

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hydrospex on April 14, 2010. Headquartered in The Netherlands, Hydrospex is a leading provider of a broad range of heavy-lift technologies including strand jacks and gantries for the global infrastructure, power generation and other industrial markets. The products, technologies, engineering and geographic breadth of both Team Hydrotec and Hydrospex will further strengthen the market positions of the Industrial Segment. On April 27, 2010, the Company completed the acquisition of New Jersey based Biach Industries, which provides custom designed bolt and stud tensioning products and services, predominately for the North American nuclear market. Biach Industries, through its strong customer relationships, engineering expertise and customized products will broaden the product and service offerings of the Energy segment to the global power generation market. Finally, on June 11, 2010 the Company completed the acquisition of Norway based Selantic, which is included in the Energy Segment. Selantic provides custom designed high performance slings, tethers and related products for heavy lifting applications.

The purchase price allocations for fiscal 2010 acquisitions resulted in the recognition of $33.7 million of goodwill (a portion of which is deductible for tax purposes) and $18.2 million of intangible assets, including $14.5 million of customer relationships, $2.5 million of tradenames, $1.2 million of non-compete agreements and patents. The amounts assigned to customer relationships and non-compete agreements are amortized over 15 years and 3-5 years, respectively. The operating results of the acquired businesses (which were not significant during fiscal 2010) are included in the consolidated financial statements only since their respective acquisition dates. During fiscal 2010, the Company also paid $2.0 million of deferred purchase price for acquisitions completed in previous years and recognized acquisition transaction costs of $1.1 million in the consolidated statement of earnings related to various business acquisition activities.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for the businesses acquired during fiscal 2010 (in thousands):

Total
Accounts receivable, net	$7,395
Inventories	10,996
Other current assets	141
Property, plant & equipment	2,250
Goodwill	33,701
Other intangible assets	18,230
Trade accounts payable	(3,242)
Other current liabilities	(14,667)
Deferred/contingent purchase price payable	(7,065)
Deferred income taxes	(3,667)
Other noncurrent liabilities	(206)

Cash paid, net of cash acquired	$43,866

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-compete agreements, $4.3 million to patents and $81.4 million to customer relationships. The amounts assigned to non-compete agreements, patents and customer relationships are being amortized over 3, 8 and 15 years, respectively.

In addition to the acquisition of Cortland, the Company also completed several smaller product line acquisitions for an aggregate purchase price of $7.4 million of cash and a deferred purchase price of $2.5 million. During fiscal 2009, the Company also paid approximately $0.8 million in earn-out payments for acquisitions completed in previous years.

Fiscal 2008

On March 3, 2008, the Company acquired Superior Plant Services, LLC, (“SPS”) for approximately $57.7 million of cash. SPS, which is included in the Energy Segment, is a specialized maintenance services company serving the North American oil & gas and nuclear power industries. Its services include field machining, flange weld testing, line isolation, bolting, heat treating and metal disintegration. The purchase price allocation resulted in $22.9 million assigned to goodwill (which is deductible for tax purposes), $0.2 million to trademarks, $1.5 million to non-compete agreements and $25.3 million customer relationships. The amounts assigned to tradenames, non-compete agreements, and customer relationships are being amortized over 1, 5 and 15 years, respectively.

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

In addition to the $105.0 million of cash used for these two acquisitions in fiscal 2008, the Company paid approximately $5.1 million in contingent consideration and other related payments for previous acquisitions, which resulted in additional goodwill.

The following unaudited pro forma results of operations of the Company give effect to all acquisitions completed since September 1, 2007 as though the transactions and related financing activities had occurred on September 1, 2007 (in thousands, except per share amounts).

	Fiscal Year Ended August 31,
	2010	2009	2008
Net sales
As reported	$1,160,508	$1,117,625	$1,446,140
Pro forma	1,190,521	1,169,994	1,600,421
Earnings from continuing operations
As reported	$70,356	$25,982	$125,791
Pro forma	72,827	28,654	126,150
Basic earnings per share from continuing operations
As reported	$1.04	$0.45	$2.25
Pro forma	1.08	0.49	2.26
Diluted earnings per share from continuing operations
As reported	$0.97	$0.43	$1.98
Pro forma	1.01	0.47	1.98

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Discontinued Operations

During the fourth quarter of fiscal 2010, the Company committed to a plan to divest its European Electrical business (Electrical segment), which designs, manufactures and markets electrical sockets, switches and other tools and consumables predominately in the European DIY retail market. This planned divestiture is part of the Company’s portfolio management process to focus on businesses that create the most shareholder value. Weak economic conditions throughout Europe and reduced demand in the retail DIY markets, combined with the decision to divest the business caused the Company to reduce the projected sales, operating profit and cash flows of the European Electrical business, which resulted in a $36.1 million non-cash asset impairment charge to adjust the carrying value of the asset group to fair value. The impairment charge consists of $24.5 million of goodwill, $2.3 million of intangible assets and $9.3 million of property, plant and equipment and other assets. As a result of the impairment charge there is no remaining goodwill or intangible assets of the European Electrical business.

The following is a summary of the August 31, 2010 assets and liabilities of discontinued operations (in thousands):

Accounts receivable, net	$20,379
Inventories, net	21,771
Other assets	2,434
Property, plant & equipment, net	218

Assets of discontinued operations	$44,802

Trade accounts payable	$9,428
Accrued compensation and benefits	1,647
Other current liabilities	8,020
Pension benefit accruals	17,161
Other long-term liabilities	1,439

Liabilities of discontinued operations	$37,695

During the second quarter of fiscal 2010, the Company divested a portion of its European Electrical product line for $7.5 million of cash proceeds, which resulted in a net pre-tax gain on disposal of $0.3 million. In addition, during the fourth quarter of fiscal 2009, the Company sold the Acme Aerospace (Engineered Solutions segment) and BH Electronics (Electrical segment) businesses in separate transactions for total cash proceeds of $38.5 million, net of transaction costs. As a result of the sale transactions, the Company recognized a net pre-tax gain of $17.8 million in the fourth quarter of fiscal 2009. The results of operations for the divested businesses have been reported as discontinued operations for all periods presented. The following table summarizes the results of discontinued operations (in thousands):

	2010	2009	2008
Net sales	$105,661	$145,929	$217,804

Net gain on disposal	334	17,800	—
Loss from operations of discontinued businesses (1)	(41,525)	(33,933)	(4,371)
Income tax expense (benefit) (2)	5,134	(3,874)	(1,124)

Loss from discontinued operations, net of income tax	$(46,325)	$(12,259)	$(3,247)

(1)	Includes non-cash asset impairment charges of $36.1 million (European Electrical) and $27.0 million (BH Electronics) in fiscal 2010 and 2009, respectively.
(2)	Fiscal 2010 includes incremental tax expense of $4.3 million related to provision to return adjustments and the correction of prior period income tax amounts (correction amounts are immaterial to previously reported periods and the current year).

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Restructuring

In fiscal 2010 and 2009, the Company committed to various restructuring initiatives including workforce reductions, plant consolidations, the transfer of production and product sourcing to lower cost plants or regions and the centralization of certain administrative functions. Of the 2010 and 2009 restructuring costs recognized, $1.1 million and $1.3 million, respectively were recognized in Cost of Products Sold, with the remainder recognized in Selling, Administrative and Engineering Expenses in the consolidated statement of earnings. Total restructuring costs recognized, which impact all reportable segments are as follows (in thousands):

	Year Ended August 31,
	2010	2009
Severance and facility consolidation	$9,726	$15,733
Product line rationalization	1,096	1,313
Other restructuring costs	5,872	3,797

	$16,694	$20,843

The following is a rollforward of the restructuring reserve (included in Other Current Liabilities and Other Long Term Liabilities in the consolidated balance sheet) for fiscal years 2010 and 2009 (in thousands):

	2010	2009
Beginning balance	$9,282	$—
Restructuring charges	16,694	20,843
Cash payments	(14,914)	(9,333)
Product line rationalization	(1,096)	(1,313)
Other non-cash uses of reserve	(4,571)	(1,658)
Impact of changes in foreign currency rates	1,122	743

Ending balance	$6,517	$9,282

Note 5.    Accounts Receivable Securitization

Historically, the Company was a party to an accounts receivable securitization program pursuant to which it sold certain of its trade accounts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary which, in turn, sold participating interests in its pool of receivables to a third party financial institution. The Company did not renew the securitization program on its September 9, 2009 maturity date and as a result, utilized availability under the Senior Credit Facility to fund the corresponding $37.1 million increase in accounts receivable. The retained interest at August 31, 2009 was $28.8 million and was included in Accounts Receivable, net in the accompanying consolidated balance sheets. Sales of trade receivables from the special purpose subsidiary totaled $352.7 million and $457.9 million for the years ended August 31, 2009 and 2008, respectively while related cash collections during the same periods totaled $608.0 million and $803.4 million, respectively (included in operating activities in the consolidated statement of cash flows). Financing costs related to the accounts receivable securitization program were $1.6 million and $2.6 million for the years ended August 31, 2009 and 2008, respectively.

Note 6.    Impairment Charges

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the third quarter of fiscal 2009, the Company recorded a $31.7 million non-cash asset impairment charge related to the goodwill, indefinite lived intangibles and long-lived assets of the harsh environment electrical business (Electrical Segment). Approximately $27.0 million of the impairment charge is included in the Loss From Discontinued Operations for fiscal 2009 in the consolidated statement of earnings. Poor economic conditions, low consumer confidence, increased unemployment and tight credit markets have negatively impacted consumer discretionary spending, resulting in a substantial reduction in recreational boating industry sales. OEM boat builders responded to the sharp drop in demand and high levels of finished goods inventory by suspending operations as well as eliminating brands and permanently closing facilities. These actions caused the Company to significantly reduce its projections for sales, operating profits and cash flows for the harsh environment electrical business, which resulted in a $14.4 million goodwill impairment charge and a $7.5 million impairment of indefinite lived intangibles (tradenames). As a result of the impairment charges there is no remaining goodwill or indefinite lived intangibles related to the marine OEM business. Due to the then existing indicators of impairment, management also assessed the recoverability of the related long-lived assets during the three months ended May 31, 2009 and recorded a $1.6 million impairment on fixed assets and an $8.2 million impairment of amortizable intangibles (customer relationships), for the difference between the fair value and carrying value. As discussed in Note 3, “Discontinued Operations,” the Company subsequently divested the marine OEM business, BH Electronics, in the fourth quarter of fiscal 2009.

Note 7.    Goodwill and other Intangible Assets

The changes in the carrying amount of goodwill for the years ended August 31, 2010 and 2009 are presented in the following table (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total (1)
Balance as of August 31, 2008	$65,337	$133,157	$214,407	$226,961	$639,862
Businesses acquired	—	111,828	—	20,294	132,122
Purchase accounting adjustments	—	331	—	750	1,081
Impairment charges	—	—	(14,440)	(22,205)	(36,645)
Business divested	—	—	—	(6,719)	(6,719)
Impact of changes in foreign currency rates	(649)	(16,782)	(738)	(10)	(18,179)

Balance as August 31, 2009	64,688	228,534	199,229	219,071	711,522
Businesses acquired	15,630	18,071	—	—	33,701
Purchase accounting adjustments	—	1,581	—	—	1,581
Impairment charges	—	—	(24,542)	—	(24,542)
Impact of changes in foreign currency rates	(2,382)	(7,596)	(3,148)	(4,247)	(17,373)

Balance as August 31, 2010	$77,936	$240,590	$171,539	$214,824	$704,889

(1)	Cumulative goodwill impairment charges were $61.2 million and $36.6 million at August 31, 2010 and 2009, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of August 31, 2010 and 2009 are as follows (in thousands):

	August 31, 2010			August 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$242,384	$53,013	$189,371	$232,751	$37,396	$195,355
Patents	44,987	27,264	17,723	45,153	23,871	21,282
Trademarks	6,205	5,103	1,102	6,258	4,928	1,330
Non-compete agreements	6,220	4,171	2,049	5,277	2,817	2,460
Other	721	584	137	792	549	243

	$300,517	$90,135	$210,382	$290,231	$69,561	$220,670

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of August 31, 2010 and 2009 are $126.6 million and $129.6 million, respectively. These assets are comprised of acquired tradenames.

Amortization expense recorded on intangible assets for the years ended August 31, 2010, 2009 and 2008 was $22.0 million, $19.7 million and $13.9 million respectively. Amortization expense for future years is estimated to be as follows: $22.1 million in fiscal 2011, $19.9 million in fiscal 2012, $18.3 million in fiscal 2013, $17.6 million in fiscal 2014, $17.5 million in fiscal 2015, and $115.0 million thereafter. The future amortization expense amounts represent estimates, which may change based on future acquisitions or changes in foreign currency exchange rates.

Note 8.    Debt

Long-term Debt:    The following is a summary of the Company’s long-term indebtedness (in thousands):

	August 31,
	2010	2009
Senior Credit Facility—Revolver	$—	$10,000
6.875% Senior notes	249,334	249,235
Other debt	203	—

Total Senior Indebtedness	249,537	259,235
Convertible subordinated debentures (“2% Convertible Notes”)	117,843	140,900

	$367,380	$400,135

The Senior Credit Facility, which matures on November 10, 2011, provides a $400 million revolving credit facility and bears interest at LIBOR plus 3.25% (aggregating 3.56% at August 31, 2010). Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratio. In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver. At August 31, 2010, the non-use fee was 0.5% annually, and the unused credit line under the revolver was approximately $398.1 million, of which $325.0 million was available for borrowings. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.5:1 and a minimum fixed charge coverage ratio of 1.65:1. The Company was in compliance with all debt covenants at August 31, 2010.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 12, 2007, the Company issued $250.0 million of 6.875% Senior Notes (the “Senior Notes”) at an approximate $1.0 million discount, generating net proceeds of $249.0 million. The Senior Notes were issued at a price of 99.607% to yield 6.93%, and require no principal installments prior to their June 15, 2017 maturity. The $1.0 million initial issuance discount is being amortized through interest expense over the 10 year life of the Senior Notes. Semiannual interest payments on the Senior Notes are due in December and June of each year.

In November 2003, the Company issued $150.0 million of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). The 2% Convertible Notes bear interest at a rate of 2.0% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price of the 2% Convertible Notes equals or exceeds 120% of their underlying principal amount over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable nine month interest periods. The Company may redeem all or part of the 2% Convertible Notes on or after November 20, 2010 for cash, at a redemption price equal to 100% of the principal amount, plus accrued interest. In addition, holders of the 2% Convertible Notes have the option to require the Company to repurchase all or a portion of their 2% Convertible Notes for cash on November 15, 2010, November 15, 2013 and November 15, 2018 at a repurchase price equal to 100% of the principal amount of the notes, plus accrued interest. Any “put” of 2% Convertible Notes will be funded through availability under the Senior Credit Facility (which matures on November 10, 2011); and therefore, the outstanding 2% Convertible Notes are classified as long-term indebtedness in the consolidated balance sheets. If certain conditions are met, holders may also convert their 2% Convertible Notes into shares of the Company’s Class A common stock prior to the scheduled maturity date. In the fourth quarter of fiscal 2009, the Company repurchased $9.1 million of 2% Convertible Notes and in addition, repurchased an additional $23.1 million during the first quarter of fiscal 2010. These cash repurchases were made at an average price of 99.3% of the par value. The remaining $117.8 million of 2% Convertible Notes, are convertible into 5,905,419 shares of Company’s Class A common stock at a conversion rate of 50.1126 shares per $1,000 of principal amount, which equates to a conversion price of approximately $19.96 per share.

The Company made cash interest payments of $26.8 million, $36.1 million, and $35.0 million in fiscal 2010, 2009 and 2008, respectively.

Note 9.    Fair Value Measurements

In accordance with ASC No. 820, “Fair Value Measurements and Disclosures,” the Company assesses the inputs used to measure the fair value of financial assets and liabilities using a three-tier hierarchy. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The Company has no financial assets or liabilities that are recorded at fair value using significant unobservable inputs (Level 3). The fair value of financial assets and liabilities included in the consolidated balance sheet are as follows (in thousands):

	August 31,
	2010	2009
Level 1 Valuation:
Cash equivalents	$5,092	$653
Investments	1,313	1,320

Level 2 Valuation:
Fair value of derivative instruments	$207	$759

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value as of August 31, 2010 and 2009 due to their short-term nature and the fact that the interest rates approximated year-end market rates of interest. The fair value of the Company’s outstanding $117.8 million and $140.9 million 2% Convertible Notes at August 31, 2010 and 2009, respectively, was $126.4 million and $139.5 million. The fair value of the Company’s outstanding $250.0 million of Senior Notes at August 31, 2010 and 2009 was $252.5 million and $228.1 million, respectively. The fair values of the 2% Convertible Notes and Senior Notes were based on the quoted market prices.

Note 10.    Leases

The Company leases certain facilities, computers, equipment and vehicles under various agreements generally over periods of one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease.

Future obligations under non-cancelable operating leases in effect at August 31, 2010 are as follows: $18.5 million in fiscal 2011; $14.1 million in fiscal 2012; $11.5 million in fiscal 2013; $8.8 million in fiscal 2014; $6.7 million in fiscal 2015 and $22.3 million thereafter. Total rental expense under operating leases was $22.3 million, $28.8 million and $26.3 million in fiscal 2010, 2009 and 2008, respectively. As discussed in Note 17, “Contingencies and Litigation” the Company is also contingently liable for certain leases entered into by a former subsidiary.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Employee Benefit Plans

U.S. Defined Benefit Pension Plans

The Company has several defined benefit pension plans which cover certain existing and former employees of domestic businesses it acquired, that were entitled to those benefits prior to acquisition. All of the U.S. defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s U.S. defined benefit pension plans as of the Company’s August 31 measurement date (in thousands).

	2010	2009
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$42,281	$36,692
Acquisitions	—	2,097
Interest cost	2,306	2,483
Actuarial loss	5,275	3,694
Benefits paid	(2,895)	(2,685)

Benefit obligation at end of year	$46,967	$42,281

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$26,786	$31,042
Acquisitions	—	1,713
Actual return on plan assets	1,233	(3,489)
Company contributions	305	205
Benefits paid from plan assets	(2,895)	(2,685)

Fair value of plan assets at end of year	25,429	26,786

Funded status of the plans (underfunded)	$(21,538)	$(15,495)

Amounts recognized in the balance sheet:
Current liabilities	$(161)	$(166)
Non-current liabilities	(21,377)	(15,329)

	$(21,538)	$(15,495)

The following table provides detail on the Company’s net periodic benefit costs (in thousands):

	Year ended August 31,
	2010	2009	2008
Service cost	$—	$—	$83
Interest cost	2,306	2,483	2,254
Expected return on assets	(2,568)	(2,934)	(2,807)
Amortization of actuarial loss	310	78	8

Net benefit cost (credit)	$48	$(373)	$(462)

At August 31, 2010 and 2009, $14.3 million and $10.4 million, respectively, related to pension plan actuarial gains and losses, which have not yet been recognized in net periodic benefit cost, were included in Accumulated Other Comprehensive Loss, net of income taxes. During fiscal 2011, $0.4 million of these actuarial gains and losses are expected to be recognized in net periodic benefit cost, net of tax.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine benefit obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2010	2009	2008
Assumptions for benefit obligations:
Discount rate	4.60%	5.60%	6.50%

Assumptions for net periodic benefit cost:
Discount rate	5.60%	6.50%	6.25%
Expected return on plan assets	8.25%	8.50%	8.50%

The accumulated benefit obligation is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels. There is no difference between the accumulated and projected benefit obligations of the Company’s domestic defined benefit pension plans because the majority of these plans are frozen and plan participants no longer earn benefits under the Company’s defined benefit plans.

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

At August 31, 2010, Company’s overall expected long-term rate of return for assets in U.S. pension plans was 8.00%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The target return is based on historical returns adjusted to reflect the current view of the long-term investment market.

The fair value of all U.S. pension plan assets are determined based on quoted market prices and therefore all plan assets are determined based on Level 1 inputs, as defined in Note 9, “Fair Value Measurements”. The following table summarizes the U.S. pension plan investment allocations by asset category (in thousands):

	August 31, 2010%		August 31, 2009%
Cash and cash equivalents	$470	1.9%	$758	2.8%

Fixed Income securities:
Government bonds	405	1.6	721	2.7
Corporate bonds	7,104	27.9	7,070	26.4
Short term funds	29	0.1	—	—

	7,538	29.6	7,791	29.1
Equity Securities:
U.S. companies	13,712	53.9	13,884	51.8
International companies	3,709	14.6	4,353	16.3

	17,421	68.5	18,237	68.1

	$25,429	100.0%	$26,786	100.0%

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Projected benefit payments from plan assets to participants in the Company’s U.S. pension plans are approximately $2.5 million per year for fiscal 2011 through 2015 and $13.9 million in aggregate for fiscal 2016 through 2020. During fiscal 2011, the Company anticipates contributing $1.4 million to U.S. pension plans.

Non-U.S. Defined Benefit Pension Plans

The Company has several Non-U.S. defined benefit pension plans which cover certain existing and former employees of businesses outside the U.S. Most of the Non-U.S. defined benefit pension plans continue to earn additional benefits. The funded status of these plans (continuing operations) at August 31, 2010 and 2009 is summarized as follows:

	2010	2009
Projected benefit obligation	$8,892	$8,002
Plan assets at fair value	6,479	5,938

Funded status of plans (underfunded)	$(2,413)	$(2,064)

Net periodic benefit cost for these Non-U.S. plans was $0.3 million, $0.4 million and $0.4 million in fiscal 2010, 2009 and 2008, respectively. The weighted average discount rate utilized for determining the benefit obligation at August 31, 2010 and 2009 was 4.3% and 5.5%, respectively. The plan assets of these non-U.S. pension plans consist primarily of participating units in common stock and bond funds. The Company’s overall expected long-term rate of return on these investments is 4.5%. During fiscal 2011, the Company anticipates contributing $0.3 million to non-U.S. pension plans.

Other Post-Retirement Health Benefit Plans

The Company provides other post-retirement health benefits (“OPEB”) to certain existing and former employees of U.S. businesses it acquired, that were entitled to those benefits prior to acquisition. These unfunded plans had a benefit obligation of $3.7 million and $3.5 million at August 31, 2010 and 2009, respectively. The valuation of these obligations utilized assumptions consistent with those used for U.S. pension plans and a health care cost trend rate of 7.0%, trending downward to 5% by the year 2014, and remaining level thereafter. A one percentage-point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by approximately $0.2 million and would not have a material effect on aggregate service and interest cost components. Net periodic benefit costs (credit) for the other post-retirement benefits were $(0.2) million for each of the three years ended August 31, 2010, 2009, and 2008. Benefit payments from the plan are funded through participant contributions and Company contributions, the latter of which are projected to be $0.3 million for the year ended August 31, 2011.

Defined Contribution Benefit Plans

The Company maintains a 401(k) Plan for substantially all full time U.S. employees (the “401(k) Plan”). Under plan provisions, the Company issues new shares of Class A Common Stock for its contributions and allocates such shares to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan, subject to IRS limitations. While contributions vary, the Company makes core contributions to employee accounts that generally equal 3% of each employee’s annual cash compensation, subject to IRS limitations. In addition, the Company matches approximately 25% of each employee’s contribution up to 6% of the employee’s eligible compensation. Expense recognized related to the 401(k) plan totaled approximately $2.7 million, $1.4 million and $4.7 million during the

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years ended August 31, 2010, 2009 and 2008, respectively. The reduction in expense for the year ended August 31, 2010 and 2009 was a result of the temporary suspension (due to adverse economic conditions) of the core contribution for fiscal 2009 and the first half of fiscal 2010.

Deferred Compensation Plan

The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current compensation in order to provide future savings benefits. Eligibility is limited to employees that earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment at a specified interest rate, in Actuant Common Stock, or a combination of the two. The fixed income portion of the plan is currently unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $13.0 million and $12.6 million are included in “Other long-term liabilities” on the consolidated balance sheets at August 31, 2010 and 2009, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense of $1.0 million, $0.9 million and $0.7 million for the years ended August 31, 2010, 2009 and 2008, respectively, related to interest on participant deferrals in the fixed income investment option. Actuant Common Stock issued by the Company to fund the plan is held in a rabbi trust. Company shares held by the rabbi trust are accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value of Actuant common stock are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust was $1.0 million and $0.8 million at August 31, 2010 and 2009, respectively.

Long Term Incentive Plan

The Company adopted a long term incentive plan in July 2006 to provide certain executive officers with an opportunity to receive a lump sum cash incentive payment based on the attainment of a $50 per share Actuant Common Stock price target over an 8 year period. The Company recorded (income)/expense of $0.4 million, $(2.6) million and $1.7 million for the years ended August 31, 2010, 2009 and 2008, respectively, pursuant to this plan. A related liability of $0.9 million and $0.5 million is included in “Other long-term liabilities” on the consolidated balance sheets at August 31, 2010 and 2009, respectively. The minimum and maximum payouts under the plan, depending on the attainment of the $50 per share stock price appreciation target, are $0 million and $20 million, respectively.

Other Non-U.S. Benefit Plans

The Company contributes to a number of other retirement programs, primarily government mandated, for employees outside the United States. Benefit expense under these programs amounted to approximately $3.5 million, $4.3 million and $4.4 million in fiscal 2010, 2009 and 2008, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes

Income tax expense from continuing operations is summarized below (in thousands):

	Year ended August 31,
	2010	2009	2008
Currently payable:
Federal	$9,708	$—	$20,914
Foreign	15,834	19,491	28,464
State	784	(1,570)	2,180

	26,326	17,921	51,558

Deferred:
Federal	(4,892)	(12,439)	5,416
Foreign	(2,147)	(8,053)	(595)
State	(441)	3,182	110

	(7,480)	(17,310)	4,931

	$18,846	$611	$56,489

Income tax expense from continuing operations recognized in the accompanying consolidated statements of earnings differs from the amounts computed by applying the Federal income tax rate to earnings from continuing operations before income tax expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
	2010(1)	2009(2)	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal effect	0.4	2.0	1.3
Net effect of foreign tax rates and credits	(23.5)	(39.3)	(10.6)
Restructuring and valuation allowance	(1.9)	15.4	1.9
Other items	11.1	(10.8)	3.4

Effective income tax rate	21.1%	2.3%	31.0%

(1)	Other items for the year ended August 31, 2010 of 11.1% includes provision to return adjustments and additional provisions for unrecognized tax benefits.
(2)	Other items for the year ended August 31, 2009 of (10.8%) reflects the benefit of income tax reserve adjustments resulting from settling over twenty tax audits for amounts less than previously accrued.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items (in thousands):

	Year ended August 31,
	2010	2009
Deferred income tax assets:
Operating loss and tax credit carryforwards	$21,391	$28,181
Compensation related reserves	12,766	4,365
Postretirement benefit accruals	11,126	8,655
Inventory items	6,522	6,414
Restructuring expenses	2,248	3,046
Deferred income	1,009	1,127
Book reserves and other items	11,940	9,481

Total deferred income tax assets	67,002	61,269
Valuation allowance	(8,542)	(20,238)

Net deferred income tax assets	58,460	41,031

Deferred income tax liabilities:
Depreciation and amortization	(107,738)	(112,235)
2% Convertible Notes interest	(29,346)	(24,316)
Other items	(905)	(960)

Deferred income tax liabilities	(137,989)	(137,511)

Net deferred income tax liability	$(79,529)	$(96,480)

The valuation allowance at August 31, 2010 and 2009 primarily represents a reserve for domestic and foreign loss carryforwards for which utilization is uncertain. The reduction in valuation allowance from August 31, 2009 to August 31, 2010 is primarily attributable to amounts reclassified to assets and liabilities of discontinued operations.

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

The Company adopted the provisions of accounting for uncertain tax positions on September 1, 2007. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	2010	2009	2008
Beginning balance	$28,541	$29,872	$20,801
Increase for tax positions taken in a prior period	2,868	4,633	9,158
Decrease for tax positions taken in a prior period	(484)	—	(87)
Decrease due to settlements	(2,700)	(5,964)	—

Ending balance	$28,225	$28,541	$29,872

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. As of August 31, 2010, 2009 and 2008, the Company recognized $4.2 million, $3.5 million and 3.2 million, respectively for the payment of interest and penalties related to unrecognized tax benefits. With few exceptions, the Company is no longer subject to U.S. federal, state and local and foreign income tax examinations by tax authorities in our major tax jurisdictions for years before fiscal 2005. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by a range of $2.5 million to $3.5 million within the next twelve months.

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to approximately $387.5 million at August 31, 2010. If all such undistributed earnings were remitted, an additional income tax provision of approximately $100.8 million would have been necessary as of August 31, 2010.

Earnings before income taxes related to non-United States operations were $33.1 million, $43.9 million and $105.3 million for the years ended August 31, 2010, 2009 and 2008, respectively. Cash paid for income taxes (net of refunds) was $6.5 million, $20.1 million, and $43.4 million during the years ended August 31, 2010, 2009 and 2008, respectively.

Note 13.	Capital Stock

The authorized common stock of the Company as of August 31, 2010 consisted of 168,000,000 shares of Class A Common Stock, $0.20 par value, of which 68,056,387 shares were issued and outstanding; 1,500,000 shares of Class B Common Stock, $0.20 par value, none of which were issued and outstanding; and 160,000 shares of Cumulative Preferred Stock, $1.00 par value (“Preferred Stock”), none of which have been issued. Holders of both classes of the Company’s Common Stock are entitled to dividends, as the Company’s board of directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions. If the Company were to issue any of its Preferred Stock, no dividends could be paid or set aside for payment on shares of Common Stock, unless paid in Common Stock, until dividends on all of the issued and outstanding shares of Preferred Stock had been paid or set aside for payment and provision had been made for any mandatory sinking fund payments.

In the fourth quarter of fiscal 2009, the Company completed a follow-on equity offering of 10,925,000 shares of its Class A common stock. Total proceeds from the offering, net of transactions costs, were $124.8 million, and were used to reduce Senior Credit Facility borrowings.

As described in Note 8, “Debt,” the remaining $117.8 million of 2% Convertible Notes are convertible into 5,905,419 shares of the Company’s Class A Common Stock if certain stock price targets or other conditions are met.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended August 31,
	2010	2009	2008
Numerator:
Net earnings	$24,031	$13,723	$122,544
Plus: 2% Convertible Notes financings costs, net of taxes	1,898	2,429	2,444

Net earnings for diluted earnings per share	$25,929	$16,152	$124,988

Denominator:
Weighted average common shares outstanding for basic earnings per share	67,624	58,047	55,813
Net effect of dilutive securities—employee stock compensation plans	661	514	1,503
Net effect of 2% Convertible Notes based on the if-converted method	5,924	7,503	7,517

Weighted average common and equivalent shares outstanding for diluted earnings per share	74,209	66,064	64,833

Basic Earnings Per Share:	$0.36	$0.24	$2.20
Diluted Earnings Per Share:	$0.35	$0.24	$1.93

At August 31, 2010 and 2009, outstanding share based awards to acquire 4,371,000 and 4,319,000 shares of common stock were not included in the Company’s computation of earnings per share because the effect would have been anti-dilutive. The increase in the weighted average common shares outstanding for the year ended August 31, 2010 results from the 10,925,000 shares of common stock issued in connection with the follow-on equity offering in the fourth quarter of 2009.

Note 14.	Stock Plans

Share-based awards may be granted to officers and key employees under the Actuant Corporation 2009 Omnibus Incentive Plan (the Plan). At August 31, 2010, 5,400,000 shares of Class A Common Stock were authorized for issuance under the Plan of which 2,992,398 shares are available for future award grants. The Plan permits the Company to grant share-based awards, including stock options and restricted stock, to employees and directors. Options generally have a maximum term of ten years, an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant and generally vest 50% after three years and 100% after five years. The provisions of share-based awards may vary by individual grant with respect to vesting period, dividend and voting rights, performance conditions and forfeitures, among other things.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under all plans as of August 31, 2010, and changes during the fiscal year then ended is presented below:

	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2009	5,839,052	$19.71
Granted	609,913	19.32
Exercised	(228,184)	7.59
Forfeited	(287,793)	25.04

Outstanding on August 31, 2010	5,932,988	$19.87	5.8 years	$15.3 million

Exercisable on August 31, 2010	2,861,160	$16.94	3.5 years	$13.3 million

Intrinsic value is the difference between the market value of the stock at August 31 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below (in thousands, except per share amounts):

	Year Ended August 31,
	2010	2009	2008
Weighted-average fair value of options granted (per share)	$7.56	$6.78	$10.39
Intrinsic value gain of options exercised	2,607	5,881	6,575
Cash receipts from exercise of options	1,732	365	3,310

A summary of the status of the Company’s restricted shares as of August 31, 2010, and changes during the year then ended, is presented below:

	Number of Shares	Weighted- Average Fair Value at Grant Date (Per Share)
Outstanding August 31, 2009	484,724	$20.91
Granted	432,963	19.30
Forfeited	(49,969)	20.28
Vested	(38,682)	27.88

Outstanding August 31, 2010	829,036	$19.78

As of August 31, 2010, there was $27.4 million of total unrecognized compensation cost related to share-based compensation for stock options and restricted stock outstanding. That cost is expected to be recognized over a weighted average period of 3.3 years. The total fair value of shares vested during the fiscal years ended August 31, 2010 and 2009 was $0.7 million and $3.3 million, respectively. The Company issues previously unissued shares of Class A common stock to satisfy stock option exercises and restricted stock vesting.

The Company generally records compensation expense (over the vesting period) for restricted stock awards based on the market value of Actuant common stock on the grant date. Stock based compensation expense was calculated using the Black-Scholes option pricing model for options granted in the first half of fiscal 2005 and a

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

binomial pricing model for options granted thereafter. Assumptions used to determine the fair value of each option were based upon historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used for new grants in each fiscal year:

	Fiscal Year Ended August 31,
	2010	2009	2008
Dividend yield	0.23%	0.22%	0.14%
Expected volatility	40.01%	38.07%	32.77%
Risk-free rate of return	2.76%	1.70%	3.24%
Expected forfeiture rate	15%	15%	15%
Expected life	6.1 years	6.0 years	6.0 years

Outside Director Deferred Compensation Plan

The Company has a deferred compensation plan that enables non-employee directors, of its board of directors to defer the receipt of fees earned for their services in exchange for newly issued shares of Company common stock (which is placed in a rabbi trust). All distributions from the trust are required to be made in Company stock. Company shares held by the rabbi trust are accounted for in a manner similar to treasury stock and are recorded at cost as “stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value of Actuant common stock are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust at August 31, 2010 and 2009 was $0.9 million and $0.8 million, respectively.

Note 15.	Accumulated Other Comprehensive Income (loss)

Accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets and consolidated statements of shareholders equity consists of the following (in thousands):

	2010	2009
Currency translation adjustments, net of tax	$(50,590)	$(15,745)
Unrecognized pension and OPEB actuarial gains (losses), net of tax	(16,515)	(8,839)
Other items, net of tax	—	(15)

	$(67,105)	$(24,599)

Note 16.	Business Segment, Geographic and Customer Information

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize financial information by reportable segment and product line (in thousands):

	Year Ended August 31,
	2010	2009	2008
Net Sales by Segment:
Industrial	$299,983	$286,851	$374,498
Energy	235,723	259,490	212,400
Electrical	233,702	241,988	329,395
Engineered Solutions	391,100	329,296	529,847

	$1,160,508	$1,117,625	$1,446,140

Net Sales by Reportable Product Line:
Industrial	$299,983	$286,851	$374,498
Energy	235,723	259,490	212,400
Electrical	233,702	241,988	329,395
Vehicle Systems	284,633	228,031	407,964
Other	106,467	101,265	121,883

	$1,160,508	$1,117,625	$1,446,140

Operating Profit:
Industrial	$66,344	$67,451	$113,808
Energy	30,702	44,092	47,985
Electrical	19,853	3,327	35,145
Engineered Solutions	31,681	(28,432)	50,614
General Corporate	(26,808)	(18,710)	(30,912)

	$121,772	$67,728	$216,640

Depreciation and Amortization:
Industrial	$6,571	$6,413	$5,222
Energy	17,276	17,322	11,466
Electrical	10,470	8,594	9,334
Engineered Solutions	14,898	16,763	17,365
General Corporate	2,660	2,886	1,322

	$51,875	$51,978	$44,709

Capital Expenditures:
Industrial	$779	$2,804	$6,203
Energy	7,212	5,568	9,228
Electrical	5,662	3,731	4,828
Engineered Solutions	4,517	1,568	10,642
General Corporate	1,796	7,783	13,506

	$19,966	$21,454	$44,407

	August 31,
	2010	2009
Assets:
Industrial	$241,036	$190,397
Energy	491,053	471,158
Electrical	326,129	392,126
Engineered Solutions	434,976	423,238
General Corporate	83,707	91,512
Assets of discontinued operations	44,802	—

	$1,621,703	$1,568,431

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisitions, divestitures, restructuring costs and related benefits and the non-cash asset impairment charges in fiscal 2009 of $26.6 million and $4.7 million in the Engineered Solutions and Electrical segments, respectively. Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes, the fair value of derivative instruments and, prior to fiscal 2010, the retained interest in trade accounts receivable (subject to the accounts receivable program discussed in Note 5, “Accounts Receivable Securitization.”)

The following tables summarize financial information by geographic region (in thousands):

	Year Ended August 31,
	2010	2009	2008
Net Sales:
United States	$602,546	$608,783	$764,729
Netherlands	164,822	138,733	228,983
Germany	42,882	44,647	58,962
United Kingdom	98,027	114,342	111,010
All other	252,231	211,120	282,456

	$1,160,508	$1,117,625	$1,446,140

	August 31,
	2010	2009
Long-Lived Assets:
United States	$48,193	$56,378
United Kingdom	16,440	16,970
Netherlands	12,014	16,876
Germany	1,506	4,397
All other	34,692	37,402

	$112,845	$132,023

The Company’s largest customer accounted for 2.8%, 2.8%, and 2.4% of its sales in fiscal 2010, 2009 and 2008, respectively. Export sales from domestic operations were less than 7.2% of total net sales in each of the periods presented.

Note 17.    Contingencies and Litigation

The Company had outstanding letters of credit of $9.1 million and $8.9 million at August 31, 2010 and 2009, respectively, the majority of which secure self-insured workers compensation liabilities.

The Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor, insurance, patent claims and divestiture disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date, can be reasonably estimated and is not covered by insurance. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $3.3 million at August 31, 2010.

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

Certain assets, liabilities and expenses have not been allocated to the Guarantors and non-Guarantors and therefore are included in the Parent column in the accompanying consolidating financial statements. These items are of a corporate or consolidated nature and include, but are not limited to, tax provisions and related assets and liabilities, certain employee benefit obligations, prepaid and accrued insurance and corporate indebtedness. Intercompany activity in the consolidating financial statements primarily includes loan activity, purchases and sales of goods or services and dividends. Intercompany balances also reflect certain non-cash transactions including transfers of assets and liabilities between the Parent, Guarantor and non-Guarantor, allocation of non-cash expenses from the Parent to the Guarantors and non-Guarantors, the impact of foreign currency rate changes and non-cash intercompany dividends.

Certain revisions have been made to correct the prior year presentation of parent, guarantor and non-guarantor operating, investing and financing cash flows (related entirely to the classification of changes in intercompany payables/receivables within the consolidating statement of cash flows) to conform to the current year presentation. The revisions increased parent cash flow from operating activities by $52.7 million and decreased guarantor and non-guarantor cash flow from operating activities by $47.1 million and $5.6 million, respectively, in fiscal 2009. Similarly, parent and non-guarantor cash flows from operating activities decreased by $38.9 million and $3.2 million, respectively while guarantor cash flows from operating activities increased by $35.7 million in fiscal 2008. Consolidated prior year cash flows from operating, investing and financing activities have not changed.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Year Ended August 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$143,783	$456,961	$559,764	$—	$1,160,508
Cost of products sold	47,370	333,829	352,057	—	733,256

Gross profit	96,413	123,132	207,707	—	427,252
Selling, administrative and engineering expenses	75,814	87,987	104,065	—	267,866
Restructuring charges	2,054	7,418	6,125	—	15,597
Amortization of intangible assets	—	14,463	7,554	—	22,017

Operating profit	18,545	13,264	89,963	—	121,772
Financing costs, net	31,589	17	253	—	31,859
Intercompany expense (income), net	(21,388)	2,610	18,778	—	—
Other expense (income), net	(55)	1,613	(847)	—	711

Earnings from continuing operations before income tax expense	8,399	9,024	71,779	—	89,202
Income tax expense	2,930	2,355	13,561	—	18,846

Net earnings from continuing operations before equity in earnings of subsidiaries	5,469	6,669	58,218	—	70,356
Equity in earnings (loss) of subsidiaries	18,562	2,011	(3,920)	(16,653)	—

Earnings from continuing operations	24,031	8,680	54,298	(16,653)	70,356
Loss from discontinued operations	—	—	(46,325)	—	(46,325)

Net earnings	$24,031	$8,680	$7,973	$(16,653)	$24,031

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Year Ended August 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$139,389	$466,415	$511,821	$—	$1,117,625
Cost of products sold	52,949	337,903	338,546	—	729,398

Gross profit	86,440	128,512	173,275	—	388,227
Selling, administrative and engineering expenses	54,189	90,944	104,871	—	250,004
Restructuring charges	2,408	10,026	7,096	—	19,530
Impairment charges	—	28,543	2,778		31,321
Amortization of intangible assets	—	13,881	5,763	—	19,644

Operating profit (loss)	29,843	(14,882)	52,767	—	67,728
Financing costs, net	41,025	141	683	—	41,849
Intercompany expense (income), net	(15,797)	(1,942)	17,739	—	—
Other income, net	(194)	(435)	(85)	—	(714)

Earnings (loss) from continuing operations before income tax expense (benefit)	4,809	(12,646)	34,430	—	26,593
Income tax expense (benefit)	4,117	(8,872)	5,366	—	611

Net earnings (loss) from continuing operations before equity in earnings of subsidiaries	692	(3,774)	29,064	—	25,982
Equity in earnings (loss) of subsidiaries	398	26,286	(7,678)	(19,006)	—

Earnings from continuing operations	1,090	22,512	21,386	(19,006)	25,982
Earnings (loss) from discontinued operations	12,633	1,643	(26,535)	—	(12,259)

Net earnings (loss)	$13,723	$24,155	$(5,149)	$(19,006)	$13,723

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Year Ended August 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$180,212	$574,022	$691,906	$—	$1,446,140
Cost of products sold	66,589	416,013	434,425	—	917,027

Gross profit	113,623	158,009	257,481	—	529,113
Selling, administrative and engineering expenses	73,574	105,586	119,372	—	298,532
Amortization of intangible assets	—	10,167	3,774	—	13,941

Operating profit	40,049	42,256	134,335	—	216,640
Financing costs, net	33,806	244	2,359	—	36,409
Intercompany expense (income), net	(29,581)	20,690	8,891	—	—
Other (income) expense, net	501	8,663	(11,213)	—	(2,049)

Earnings before income tax expense and minority interest	35,323	12,659	134,298	—	182,280
Income tax expense	10,668	3,869	41,952	—	56,489

Net earnings before equity in earnings of subsidiaries	24,655	8,790	92,346	—	125,791
Equity in earnings of subsidiaries	97,889	97,165	5,882	(200,936)	—

Earnings from continuing operations	122,544	105,955	98,228	(200,936)	125,791
Earnings (loss) from discontinued operations	—	1,855	(5,102)	—	(3,247)

Net earnings	$122,544	$107,810	$93,126	$(200,936)	$122,544

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$5,055	$—	$35,167	$—	$40,222
Accounts receivable, net	16,467	61,675	107,551	—	185,693
Inventories, net	23,680	69,172	53,302	—	146,154
Deferred income taxes	30,701	—	—	—	30,701
Prepaid expenses and other current assets	2,645	3,705	6,228	—	12,578
Current assets of discontinued operations	—	—	44,802	—	44,802

Total Current Assets	78,548	134,562	247,050	—	460,150
Property, Plant & Equipment, net	5,166	41,226	61,990	—	108,382
Goodwill	68,969	417,914	218,006	—	704,889
Other Intangibles, net	—	242,310	94,668	—	336,978
Intercompany Receivable	—	227,792	212,847	(440,639)	—
Investment in Subsidiaries	1,511,103	319,196	115,846	(1,946,145)	—
Other Long-term Assets	8,421	130	2,753	—	11,304

Total Assets	$1,672,207	$1,383,120	$953,160	$(2,386,784)	$1,621,703

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$16,055	$35,546	$78,450	$—	$130,051
Accrued compensation and benefits	22,057	11,083	20,072	—	53,212
Income taxes payable	43,822	—	6,496	—	50,318
Other current liabilities	20,898	14,354	39,309	—	74,561
Current liabilities of discontinued operations	—	—	37,695	—	37,695

Total Current Liabilities	102,832	60,983	182,022	—	345,837
Long-term Debt, less Current Maturities	367,380	—	—	—	367,380
Deferred Income Taxes	84,694	—	25,536	—	110,230
Pension and Post-retirement Benefit Liabilities	27,144	972	(44)	—	28,072
Other Long-term Liabilities	20,257	766	9,440	—	30,463
Intercompany Payable	330,179	—	110,460	(440,639)	—
Shareholders’ Equity	739,721	1,320,399	625,746	(1,946,145)	739,721

Total Liabilities and Shareholders’ Equity	$1,672,207	$1,383,120	$953,160	$(2,386,784)	$1,621,703

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended August 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$137,143	$(6,739)	$42,827	$(52,145)	$121,086

Investing Activities
Proceeds from sale of property, plant & equipment	1	439	796	—	1,236
Proceeds from sale of businesses	—	—	7,516	—	7,516
Capital expenditures	(1,219)	(8,309)	(10,438)	—	(19,966)
Business acquisitions, net of cash acquired	—	(9,374)	(36,492)	—	(45,866)

Cash used in investing activities	(1,218)	(17,244)	(38,618)	—	(57,080)

Financing Activities
Net repayments on revolving credit facilities and other debt	(12,608)	—	(1,705)	—	(14,313)
Open market repurchases of 2% Convertible Notes	(22,894)	—	—	—	(22,894)
Intercompany loan activity	(96,107)	55,378	40,729	—	—
Stock option exercises, related tax benefits and other	3,315	—	—	—	3,315
Cash dividend	(2,702)	(31,395)	(20,750)	52,145	(2,702)

Cash provided by (used in) financing activities	(130,996)	23,983	18,274	52,145	(36,594)
Effect of exchange rate changes on cash	—	—	1,425	—	1,425

Net increase in cash and cash equivalents	4,929	—	23,908	—	28,837
Cash and cash equivalents - beginning of period	126	—	11,259		11,385

Cash and cash equivalents - end of period	$5,055	$—	$35,167	$—	$40,222

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended August 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$82,428	$22,960	$85,163	$(43,836)	$146,715

Investing Activities
Proceeds from sale of property, plant & equipment	—	512	1,350	—	1,862
Proceeds from sale of business	38,455	—	—	—	38,455
Capital expenditures	(489)	(5,275)	(15,690)	—	(21,454)
Business acquisitions, net of cash acquired	(234,600)	(3,066)	(1,756)	—	(239,422)

Cash used in investing activities	(196,634)	(7,829)	(16,096)	—	(220,559)
Financing Activities
Net borrowings on revolving credit facilities and other debt	15,325	—	1,332	—	16,657
Intercompany loan activity	102,579	15,357	(117,936)	—	—
Principal repayments on term loans and other debt	(279,100)	—	—	—	(279,100)
Proceeds from issuance of term loans	115,000	—	—	—	115,000
Debt issuance costs	(9,158)	—	—	—	(9,158)
Proceeds from equity offering, net of transaction costs	124,781	—	—	—	124,781
Stock option exercises, related tax benefits and other	4,024	—	—	—	4,024
Cash dividend	(2,251)	(30,701)	(13,135)	43,836	(2,251)

Cash provided by (used in) financing activities	71,200	(15,344)	(129,739)	43,836	(30,047)
Effect of exchange rate changes on cash	—	—	(7,273)	—	(7,273)

Net decrease in cash and cash equivalents	(43,006)	(213)	(67,945)	—	(111,164)
Cash and cash equivalents - beginning of period	43,132	213	79,204	—	122,549

Cash and cash equivalents - end of period	$126	$—	$11,259	$—	$11,385

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended August 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$62,962	$121,996	$95,750	$(110,611)	$170,097

Investing Activities
Proceeds from sale of property, plant & equipment	1,491	8,328	4,246	—	14,065
Capital expenditures	(2,602)	(8,385)	(33,420)	—	(44,407)
Business acquisitions, net of cash acquired	(47,390)	(210)	(62,509)	—	(110,109)

Cash used in investing activities	(48,501)	(267)	(91,683)	—	(140,451)

Financing Activities
Net borrowings on revolving credit facilities and other debt	(1,909)	—	2,155	—	246
Intercompany loan activity	(833)	(37,376)	38,209	—	—
Principal repayments on term loans and other debt	—	—	(1,015)	—	(1,015)
Cash dividend	(2,221)	(84,140)	(26,471)	110,611	(2,221)
Stock option exercises, related tax benefits and other	8,029	—	—	—	8,029

Cash provided by (used in) financing activities	3,066	(121,516)	12,878	110,611	5,039
Effect of exchange rate changes on cash	—	—	1,184	—	1,184

Net increase in cash and cash equivalents	17,527	213	18,129	—	35,869
Cash and cash equivalents - beginning of period	25,605	—	61,075	—	86,680

Cash and cash equivalents - end of period	$43,132	$213	$79,204	$—	$122,549

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal 2010 and fiscal 2009 is as follows:

	Year Ended August 31, 2010
	First	Second	Third	Fourth	Total
Net sales	$272,640	$267,438	$310,068	$310,362	$1,160,508
Gross profit	100,123	96,363	116,186	114,580	427,252
Restructuring charges	2,831	9,968	1,448	2,447	16,694
Earnings from continuing operations	13,260	7,895	28,293	20,909	70,356
Loss from discontinued operations	(1,406)	(738)	(6,458)	(37,723)	(46,325)
Net earnings (loss)	11,854	7,157	21,835	(16,814)	24,031

Earnings from continuing operations per share:
Basic	$0.20	$0.12	$0.42	$0.31	$1.04
Diluted	0.19	0.11	0.39	0.29	0.97
Earnings (loss) from discontinued operations per share:
Basic	(0.02)	(0.01)	(0.10)	(0.56)	(0.68)
Diluted	(0.02)	(0.01)	(0.09)	(0.51)	(0.62)
Net earnings (loss) per share
Basic	0.18	0.11	0.32	(0.25)	0.36
Diluted	0.17	0.10	0.30	(0.22)	0.35

	Year Ended August 31, 2009
	First	Second	Third	Fourth	Total
Net sales	$335,274	$263,709	$257,620	$261,022	$1,117,625
Gross profit	121,934	88,304	89,759	88,230	388,227
Restructuring charges	674	2,564	8,494	9,111	20,843
Earnings from continuing operations	11,628	5,108	5,310	3,936	25,982
Earnings (loss) from discontinued operations	(30)	(1,864)	(22,945)	12,580	(12,259)
Net earnings (loss)	11,598	3,244	(17,635)	16,516	13,723

Earnings from continuing operations per share:
Basic	$0.21	$0.09	$0.09	$0.06	$0.45
Diluted	0.19	0.09	0.09	0.06	0.43
Earnings (loss) from discontinued operations per share:
Basic	0.00	(0.03)	(0.40)	0.20	(0.21)
Diluted	0.00	(0.03)	(0.36)	0.18	(0.19)
Net earnings (loss) per share
Basic	0.21	0.06	(0.31)	0.26	0.24
Diluted	0.19	0.06	(0.27)	0.24	0.24

The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

ACTUANT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired/ (Divested)/ (Discontinued)	Accounts Written Off Less Recoveries	Other	Balance at End of Period

Allowance for losses—Trade accounts receivable
August 31, 2010	$8,633	$2,437	$(644)	$(2,452)	$(294)	$7,680

August 31, 2009	6,830	4,030	117	(2,332)	(12)	8,633

August 31, 2008	7,856	1,100	80	(2,224)	18	6,830

Allowance for losses—Inventory
August 31, 2010	$24,297	$6,536	$(92)	$(8,076)	$(683)	$21,982

August 31, 2009	17,603	10,070	1,529	(4,366)	(539)	24,297

August 31, 2008	15,765	6,478	385	(5,339)	(314)	17,603

Valuation allowance—Income taxes
August 31, 2010	$20,238	$3,670	$(8,633)	$(6,601)	$(132)	$8,542

August 31, 2009	21,952	11,350	—	(12,950)	(115)	20,238

August 31, 2008	17,993	4,466	—	(645)	138	21,952

Note: valuation accounts are deducted from the related assets to which they apply in the consolidated balance sheets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2010, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded certain elements of Selantic, Biach Industries, Hydrospex and Team Hydrotec from its assessment of internal control over financial reporting as of August 31, 2010 because they were acquired by the Company in a purchase business combination during fiscal 2010. Subsequent to the acquisition certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2010. All of the fiscal 2010 acquisitions are wholly-owned subsidiaries whose total assets and total revenues, excluding integrated elements, represent 5% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of August 31, 2010, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors; Executive Officers and Corporate Governance

Information about the Company’s directors is incorporated by reference from the “Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 14, 2011 (the “2011 Annual Meeting Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” section in the Company’s 2011 Annual Meeting Proxy Statement. Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2011 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.

The Company has adopted a code of ethics that applies to its senior executive team, including its chief executive officer, chief financial officer and corporate controller. The code of ethics is posted on the Company’s website and is available free of charge at www.actuant.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of any amendments to, or waivers from, provisions of its code of ethics that apply to the chief executive officer, chief financial officer or corporate controller by posting such information on the Company’s website.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters” and the “Executive Compensation” sections (other than the subsection thereof entitled “Report of the Audit Committee” ) of the 2011 Annual Meeting Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2011 Annual Meeting Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the “Certain Relationships and Related Party Transactions” section of the 2011 Annual Meeting Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2011 Annual Meeting Proxy Statement.

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

2.  Financial Statement Schedules

See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data”.

3.  Exhibits

See “Index to Exhibits” beginning on page 77, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTUANT CORPORATION (Registrant)

By:	/s/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: October 28, 2010

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

Signature	Title

/S/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Chairman of the Board, President and Chief Executive Officer

/S/ GUSTAV H.P. BOEL Gustav H.P. Boel	Director and Executive Vice President

/S/ GURMINDER S. BEDI Gurminder S. Bedi	Director

/S/ WILLIAM K. HALL William K. Hall	Director

/S/ THOMAS J. FISCHER Thomas J. Fischer	Director

Signature	Title

/S/ ROBERT A. PETERSON Robert A. Peterson	Director

/S/ DENNIS K. WILLIAMS Dennis K. Williams	Director

/S/ HOLLY A. VANDEURSEN Holly A. VanDeursen	Director

/S/ R. ALAN HUNTER, JR R. Alan Hunter, Jr.	Director

/S/ ANDREW G. LAMPEREUR Andrew G. Lampereur	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ MATTHEW P. PAULI Matthew P. Pauli	Corporate Controller and Principal Accounting Officer

*	Each of the above signatures is affixed as of October 28, 2010.

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2010

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant’s Form 10-Q for quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant’s Form 10-K for the fiscal year ended August 31, 2003

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended August 31, 2004

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 8-K filed on July 18, 2006

	(e) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 8-K filed on January 14, 2010

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.1 to the Registrant’s Form 8-K filed on October 23, 2007

4.1	Indenture dated June 12, 2007 by and among Actuant Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee relating to $250,000,000 Actuant Corporation 6.875% Senior Notes due 2017	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2007

4.2	Indenture, dated as of November 10, 2003, among Actuant Corporation as issuer and the Subsidiary Guarantors and U.S. Bank National Association relating to $150,000,000 Actuant Corporation 2% Convertible Senior Subordinated Notes Due 2023	Exhibit 4.2 to the Registrant’s Form 10-Q for quarter ended November 30, 2003

4.3	Second Amended and Restated Credit Agreement dated November 10, 2008 among Actuant Corporation, the Lenders party thereto and JPMorgan Cash Bank, N.A. as the Agent	Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended February 28, 2010

4.4	Amendment No. 1 dated June 10, 2009 to Second Amended and Restated Credit Agreement dated November 10, 2008 among Actuant Corporation, the foreign subsidiary borrowers party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	Exhibit 10.1 to the Registrant’s Form 8-K filed on June 10, 2009

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
4.5	Amendment No. 2 dated July 12, 2010 to Second Amended and Restated Credit Agreement dated November 10, 2008 among Actuant Corporation, the foreign subsidiary borrowers party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent		X

10.1	Outside Directors’ Deferred Compensation Plan adopted by Board of Directors on May 4, 1995	Exhibit 10.8 to the Registrant’s Form 10-K for fiscal year ended August 31, 1995

10.2	First Amendment of Actuant Corporation Outside Directors’ Deferred Compensation Plan dated December 25, 2008	Exhibit 10.14 to the Registrant’s Form 10-Q for quarter ended November 30, 2008

10.3	Actuant Corporation Deferred Compensation Plan	Exhibit 99.1 to the Registrant’s Form S-8 filed on September 3, 2004

10.4	Second Amendment of Actuant Corporation Deferred Compensation Plan dated December 25, 2008	Exhibit 10.13 to the Registrant’s Form 10-Q for quarter ended November 30, 2008

10.5	(a) 1996 Stock Plan adopted by board of directors on August 8, 1996 and proposed for shareholder approval on January 8, 1997	Annex A to the Registrant’s Proxy Statement dated November 19, 1996 for 1997 Annual Meeting of Shareholders

	(b) Amendment to 1996 Stock Plan adopted by board of directors on May 8, 1997	Exhibit 10.10(b) to the Registrant’s Form 10-K for the fiscal year ended August 31, 1997

10.6	Actuant Corporation 2010 Employee Stock Purchase Plan	Exhibit B to the Registrant’s Proxy Statement, dated December 4, 2009

10.7	Actuant Corporation 2001 Stock Plan	Exhibit B to the Registrant’s Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

10.8	First Amendment to the Actuant Corporation 2001 Stock Plan dated December 25, 2008	Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended November 30, 2008

10.9	Actuant Corporation 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant’s Proxy Statement, dated December 5, 2005 for the 2006 Annual Meeting of Shareholders

10.10	First Amendment to the Amended and Restated Actuant Corporation 2001 Outside Directors’ Stock Plan dated December 25, 2008	Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended November 30, 2008

10.11	Actuant Corporation 2002 Stock Plan, as amended (through third amendment)	Exhibit 10.26 to the Registrant’s Form 8-K filed on January 20, 2006

10.12	Fourth Amendment to the Actuant Corporation 2002 Stock Plan dated November 7, 2008	Exhibit 10.11 to the Registrant’s Form 10-Q for quarter ended November 30, 2008

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.13	Actuant Corporation Long Term Incentive Plan	Exhibit 10.25 to the Registrant’s Form 8-K filed on July 12, 2006

10.14	Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 99.1 to the Registrant’s Form 8-K filed on January 14, 2010

10.15	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.35 to the 2002 10-K

10.16	Actuant Corporation Form of Change in Control Agreement for certain named executives	Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 30, 2008

14	Code of Ethics	Exhibit 14 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2003

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X