Form 10-Q
period 2010-11-30
ACTUANT CORP
filed 2011-01-07
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2010 was 68,503,335.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Such forward-looking statements include statements regarding expected financial results and other planned events, including, but not limited to, anticipated liquidity, and capital expenditures. Words such as “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “project” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.

The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	the timing or strength of a worldwide economic recovery;

•	the realization of anticipated cost savings from restructuring activities and cost reduction efforts;

•	market conditions in the truck, automotive, recreational vehicle, industrial production, oil & gas, energy, power generation, marine, infrastructure and retail Do-It Yourself (“DIY”) industries;

•	increased competition in the markets we serve and market acceptance of existing and new products;

•	our ability to successfully identify and integrate acquisitions and realize anticipated benefits/results from acquired companies;

•	operating margin risk due to competitive product pricing, operating efficiencies and material, labor and overhead cost increases;

•	foreign currency, interest rate and commodity risk;

•	supply chain and industry trends, including changes in purchasing and other business practices by customers;

•	regulatory and legal developments including changes to United States taxation rules, health care reform and governmental climate change initiatives;

•	our level of indebtedness, ability to comply with the financial and other covenants in our debt agreements and current credit market conditions.

Our Form 10-K for the fiscal year ended August 31, 2010 contains an expanded description of these and other risks that may affect our business, financial position and results of operations under the section entitled “Risk Factors.”

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

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,
	2010	2009
Net sales	$318,412	$272,640
Cost of products sold	196,559	172,517

Gross profit	121,853	100,123
Selling, administrative and engineering expenses	73,739	65,303
Restructuring charges	453	2,777
Amortization of intangible assets	6,089	5,435

Operating profit	41,572	26,608
Financing costs, net	7,552	8,538
Other expense, net	448	281

Earnings from continuing operations before income taxes	33,572	17,789
Income tax expense	6,911	4,529

Earnings from continuing operations	26,661	13,260
Loss from discontinued operations, net of income taxes	(771)	(1,406)

Net earnings	$25,890	$11,854

Earnings from continuing operations per share:
Basic	$0.39	$0.20
Diluted	$0.36	$0.19

Earnings per share:
Basic	$0.38	$0.18
Diluted	$0.35	$0.17

Weighted average common shares outstanding:
Basic	68,000	67,542
Diluted	74,876	74,012

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	November 30, 2010	August 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$44,210	$40,222
Accounts receivable, net	196,456	185,693
Inventories, net	156,153	146,154
Deferred income taxes	30,713	30,701
Prepaid expenses and other current assets	15,992	12,578
Current assets of discontinued operations	46,422	44,802

Total Current Assets	489,946	460,150
Property, Plant and Equipment
Land, buildings, and improvements	48,241	48,301
Machinery and equipment	234,359	228,270

Gross property, plant and equipment	282,600	276,571
Less: Accumulated depreciation	(175,159)	(168,189)

Property, Plant and Equipment, net	107,441	108,382
Goodwill	708,868	704,889
Other Intangibles, net	332,798	336,978
Other Long-term Assets	10,091	11,304

Total Assets	$1,649,144	$1,621,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$131,283	$130,051
Accrued compensation and benefits	36,362	53,212
Income taxes payable	51,755	50,318
Other current liabilities	69,190	74,561
Current liabilities of discontinued operations	38,733	37,695

Total Current Liabilities	327,323	345,837
Long-term Debt	367,339	367,380
Deferred Income Taxes	110,707	110,230
Pension and Postretirement Benefit Liabilities	27,678	28,072
Other Long-term Liabilities	32,355	30,463
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued and outstanding 68,396,713 and 68,056,387 shares, respectively	13,679	13,610
Additional paid-in capital	(166,773)	(175,157)
Retained earnings	994,272	968,373
Accumulated other comprehensive loss	(57,436)	(67,105)
Stock held in trust	(1,913)	(1,934)
Deferred compensation liability	1,913	1,934

Total Shareholders’ Equity	783,742	739,721

Total Liabilities and Shareholders’ Equity	$1,649,144	$1,621,703

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2010	2009
Operating Activities
Net earnings	$25,890	$11,854
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	12,301	12,187
Amortization of debt discount and debt issuance costs	941	962
Stock-based compensation expense	2,414	1,943
Provision (benefit) for deferred income taxes	(674)	256
Other non-cash adjustments	261	231
Changes in components of working capital and other:
Accounts receivable	(10,760)	(8,032)
Expiration of accounts receivable securitization program	—	(37,106)
Inventories	(8,710)	(4,400)
Prepaid expenses and other assets	185	30
Trade accounts payable	285	12,439
Income taxes payable	2,039	9,439
Accrued compensation and benefits	(14,940)	1,790
Other accrued liabilities	(2,746)	5,186

Net cash provided by operating activities	6,486	6,779

Investing Activities
Proceeds from sale of property, plant and equipment	59	275
Capital expenditures	(4,077)	(3,178)
Business acquisitions, net of cash acquired	(326)	—

Net cash used in investing activities	(4,344)	(2,903)

Financing Activities
Net borrowings on revolver and other debt	14	22,382
Repurchases of 2% Convertible Notes	(34)	(22,894)
Stock option exercises and related tax benefits	3,553	487
Cash dividend	(2,716)	(2,702)

Net cash provided by (used in) financing activities	817	(2,727)

Effect of exchange rate changes on cash	1,029	1,288

Net increase in cash and cash equivalents	3,988	2,437
Cash and cash equivalents – beginning of period	40,222	11,385

Cash and cash equivalents – end of period	$44,210	$13,822

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2010 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2010 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2011.

Note 2. Acquisitions

The Company completed several business acquisitions during fiscal 2010. All of these acquisitions resulted in the recognition of goodwill in the Company’s condensed consolidated financial statements because the purchase prices reflect the future earnings and cash flow potential of the acquired companies, as well as the complementary strategic fit and resulting synergies these businesses bring to existing operations. The Company is continuing to evaluate the initial purchase price allocations for acquisitions completed within the past twelve months and will adjust the allocations if additional information, relative to the fair values of the assets and liabilities of the acquired businesses, becomes known.

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

The purchase price allocations for fiscal 2010 acquisitions resulted in the recognition of $33.7 million of goodwill (a portion of which is deductible for tax purposes) and $18.2 million of intangible assets, including $14.5 million of customer relationships, $2.5 million of tradenames, $1.2 million of non-compete agreements and patents. The amounts assigned to customer relationships, tradenames and non-compete agreements are amortized over 15 years, 20 years and 3-5 years, respectively. The operating results of the acquired businesses are included in the condensed consolidated financial statements only since their respective acquisition dates.

The following unaudited pro forma results of operations of the Company for the three months ended November 30, 2010 and 2009, give effect to these acquisitions as though the transactions and related financing activities had occurred on September 1, 2009 (in thousands, except per share amounts):

	Three Months Ended November 30,
	2010	2009
Net sales
As reported	$318,412	$272,640
Pro forma	318,412	283,789
Net earnings from continuing operations
As reported	$26,661	$13,260
Pro forma	26,661	13,413
Basic earnings per share from continuing operations
As reported	$0.39	$0.20
Pro forma	0.39	0.20
Diluted earnings per share from continuing operations
As reported	$0.36	$0.19
Pro forma	0.36	0.19

During the first quarter of fiscal 2011, the Company paid $0.3 million of deferred purchase price for an acquisition completed in a previous year. Transaction costs related to various business acquisition activities were $0.6 million and $0.3 million for the three months ended November 30, 2010 and 2009, respectively.

On December 10, 2010, the Company completed the acquisition of Mastervolt International Holding BV (“Mastervolt”) for a purchase price of approximately $150.0 million. The purchase consideration was funded from the Company’s existing cash balances and borrowings under the revolving credit facility. Mastervolt, which is headquartered in The Netherlands, is a designer, developer and global supplier of highly innovative, branded power electronics, primarily for the solar and marine markets. Mastervolt will expand the Electrical Segment’s geographic presence and increase product offerings to include additional technologies associated with the efficient conversion, control, storage and conditioning of power.

Note 3. Discontinued Operations

During the fourth quarter of fiscal 2010, the Company committed to a plan to divest its European Electrical business (Electrical Segment), which designs, manufactures and markets electrical sockets, switches and other tools and consumables predominately in the European DIY retail market. This planned divestiture was part of the Company’s portfolio management process to focus on businesses that create the most shareholder value. Weak economic conditions throughout Europe and reduced demand in the retail DIY markets, combined with the decision to divest the business caused the Company to reduce the projected sales, operating profit and cash flows of the European Electrical business, which resulted in a $36.1 million non-cash asset impairment charge to adjust the carrying value of the asset group to fair value. The impairment charge consisted of $24.5 million of goodwill, $2.3 million of intangible assets and $9.3 million of property, plant and equipment and other assets. As a result of the impairment charge, there is no remaining goodwill or intangible assets for the European Electrical business.

The following is a summary of the assets and liabilities of discontinued operations (in thousands):

	November 30, 2010	August 31, 2010
Accounts receivable, net	$22,806	$20,379
Inventories, net	21,009	21,771
Other assets	2,205	2,434
Property, plant & equipment, net	402	218

Assets of discontinued operations	$46,422	$44,802

Trade accounts payable	$10,067	$9,428
Accrued compensation and benefits	1,547	1,647
Other current liabilities	7,900	8,020
Pension benefit accrual	17,654	17,161
Other long-term liabilities	1,565	1,439

Liabilities of discontinued operations	$38,733	$37,695

In addition, during the second quarter of fiscal 2010, the Company divested a portion of its European Electrical product line for $7.5 million of cash proceeds, which resulted in a net pre-tax gain on disposal of $0.3 million. The results of operations for the European Electrical business are reported as discontinued operations for all periods presented and are summarized in the following table (in thousands):

	Three Months Ended November 30,
	2010	2009
Net sales	$25,301	$32,553

Loss from operations	(687)	(1,536)
Income tax expense (benefit)	84	(130)

Loss from discontinued operations, net of income tax	$(771)	$(1,406)

Note 4. Restructuring

During fiscal 2010 and 2009, the Company committed to various restructuring initiatives (due to the global economic downturn) including workforce reductions, plant consolidations, the transfer of production and product sourcing to lower cost plants or regions and the centralization of certain administrative functions. These restructuring actions were substantially complete at August 31, 2010, with limited restructuring charges expected in fiscal 2011. Total restructuring costs recognized, which impact all reportable segments, are as follows (in thousands):

	Three months ended November 30,
	2010	2009
Severance and facility consolidation	$67	$1,704
Product line rationalization	8	54
Other restructuring costs	386	1,073

	$461	$2,831

A rollforward of the restructuring reserve (included in Other Current Liabilities and Other Long Term Liabilities in the consolidated balance sheet) is as follows (in thousands):

	Three months ended November 30,
	2010	2009
Beginning balance	$6,517	$9,282
Restructuring charges	461	2,831
Cash payments	(2,284)	(3,668)
Product line rationalization	(8)	(53)
Other non-cash uses of reserve	—	(815)
Impact of changes in foreign currency rates	49	684

Ending balance	$4,735	$8,261

The remaining restructuring related severance will be paid during the next twelve months, while facility consolidation costs (primarily reserves for future lease payments for vacated facilities) will be paid over the underlying lease terms.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the three months ended November 30, 2010 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2010	$77,936	$240,590	$171,539	$214,824	$704,889
Purchase accounting adjustments	—	(24)	—	—	(24)
Impact of changes in foreign currency rates	771	2,195	313	724	4,003

Balance as of November 30, 2010	$78,707	$242,761	$171,852	$215,548	$708,868

The gross carrying value and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization are as follows (in thousands):

	November 30, 2010			August 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Value	Amortization	Value	Value	Amortization	Value

Customer relationships	$242,947	$57,076	185,871	$242,384	$53,013	$189,371
Patents	45,098	28,191	16,907	44,987	27,264	17,723
Trademarks and tradenames	20,218	5,358	14,860	6,205	5,103	1,102
Non-compete agreements	5,658	3,646	2,012	6,220	4,171	2,049
Other	731	613	118	721	584	137

	$314,652	$94,884	$219,768	$300,517	$90,135	$210,382

Amortization expense recorded on the intangible assets listed above was $5.8 million and $5.4 million for the three months ended November 30, 2010 and 2009, respectively. The Company estimates that amortization expense will approximate $16.5 million for the remainder of fiscal 2011. Amortization expense for future years is estimated to be as follows: $20.6 million in fiscal 2012, $19.1 million in 2013, $18.3 million in fiscal 2014, $18.2 million in fiscal 2015 and $127.1 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions, changes in foreign currency exchange rates or other factors.

The gross carrying value of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of November 30, 2010 and August 31, 2010 were $113.0 million and $126.6 million, respectively. Indefinite lived intangible assets decreased $13.6 million during the first quarter of fiscal 2011 as a result of the impact of changes in foreign currency rates and the reclassification of certain tradenames to amortizable intangibles.

Note 6. Accounts Receivable Securitization

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

Note 7. Product Warranty Costs

The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on sales, historical claim rates and current claim cost experience. The following is a rollforward of the accrued product warranty reserve (in thousands):

	Three Months Ended November 30,
	2010	2009
Beginning balance	$7,868	$7,978
Provision for warranties	1,359	1,467
Warranty payments and costs incurred	(1,565)	(1,308)
Warranty reserves of divested/discontinued businesses	—	949
Impact of changes in foreign currency rates	105	112

Ending balance	$7,767	$9,198

Note 8. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2010	August 31, 2010

Senior Credit Facility - Revolver	$—	$—
6.875% Senior Notes	249,358	249,334
Other debt	172	203

Total Senior Indebtedness	249,530	249,537
Convertible subordinated debentures (“2% Convertible Notes”)	117,809	117,843

	$367,339	$367,380

The Senior Credit Facility provides a $400 million revolving credit facility and bears interest at LIBOR plus 3.25% (aggregating 3.56% at November 30, 2010). Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread on a quarterly basis, depending on the Company’s leverage ratio. In addition, a non-use fee is payable quarterly on the average unused and available credit line under the revolver. At November 30, 2010, the non-use fee was 0.5% annually, and the unused credit line under the revolver was approximately $398.1 million, of which $365.7 million was available for borrowings. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.5:1 and a minimum fixed charge coverage ratio of 1.65:1. The Company was in compliance with all debt covenants at November 30, 2010. We intend to extend or replace the Senior Credit Facility prior to its November 10, 2011 maturity date.

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

In November 2003, the Company issued $150.0 million of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). Since 2003, the Company repurchased (for cash) $32.2 million of 2% Convertible Notes at an average price of 99.3% of par value. The remaining $117.8 million of 2% Convertible Notes, are convertible into 5,967,662 shares of Company’s Class A common stock at a conversion rate of 50.6554 shares per $1,000 of principal amount, which equates to a conversion price of approximately $19.74 per share. The 2% Convertible Notes bear interest at a rate of 2.0% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price of the 2% Convertible Notes equals or exceeds 120% of their underlying principal amount over a specified trading period. If payable, the contingent interest shall equal 0.25% of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable nine month interest periods.

The Company may redeem all or part of the 2% Convertible Notes on or after November 20, 2010 for cash, at a redemption price equal to 100% of the principal amount, plus accrued interest. In addition, holders of the 2% Convertible Notes have the option to require the Company to repurchase all or a portion of their 2% Convertible Notes for cash on November 15, 2013 and November 15, 2018, at a repurchase price equal to 100% of the principal amount of the notes, plus accrued interest. If certain conditions are met, holders may also convert their 2% Convertible Notes into shares of the Company’s Class A common stock prior to the scheduled maturity date.

Note 9. Employee Benefit Plans

The Company provides pension benefits to certain employees of acquired domestic businesses, who were entitled to such benefits prior to acquisition, as well as certain employees of international subsidiaries. Most of the U.S. defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits, while participants in most non-U.S. defined benefit plans continue to earn benefits. For the three months ended November 30, 2010, the Company recognized a net periodic pension benefit cost of $0.2 million, compared to $0.1 million in the comparable prior year period.

Note 10. Fair Value Measurement

In accordance with ASC No. 820, “Fair Value Measurements and Disclosures,” the Company assesses the inputs used to measure the fair value of financial assets and liabilities using a three-tier hierarchy. Level 1 inputs include quoted prices for identical instruments. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The Company has no financial assets or liabilities that are recorded at fair value using significant unobservable inputs (Level 3). The fair value of financial assets and liabilities included in the condensed consolidated balance sheet are as follows (in thousands):

	November 30, 2010	August 31, 2010
Level 1 Valuation:
Cash equivalents	$1,186	$5,092
Investments	1,436	1,313
Level 2 Valuation:
Fair value of derivative instruments	$(1,135)	$207

The fair value of the Company’s accounts receivable, accounts payable and variable rate long-term debt approximated book value as of November 30, 2010 and August 31, 2010 due to their short-term nature and the fact that the applicable interest rates approximated market rates of interest. The fair value of the Company’s outstanding $117.8 million 2% Convertible Notes at November 30, 2010 and August 31, 2010, was $143.4 million and $126.4 million, respectively. The fair value of the Company’s outstanding $250.0 million of Senior Notes at November 30, 2010 and August 31, 2010 was $247.5 million and $252.5 million, respectively. The fair value of the 2% Convertible Notes and Senior Notes were based on quoted market prices.

Note 11. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2010	2009
Numerator:
Net earnings	$25,890	$11,854
Plus: 2% Convertible Notes financing costs, net of taxes	456	467

Net earnings for diluted earnings per share	$26,346	$12,321

Denominator:
Weighted average common shares outstanding for basic earnings per share	68,000	67,542
Net effect of dilutive securities - equity based compensation plans	928	488
Net effect of 2% Convertible Notes based on the if-converted method	5,948	5,982

Weighted average common and equivalent shares outstanding for diluted earnings per share	74,876	74,012

Basic Earnings Per Share:	$0.38	$0.18
Diluted Earnings Per Share:	$0.35	$0.17

At November 30, 2010 and 2009, outstanding share based awards to acquire 3,200,000 and 4,200,000 shares of common stock were not included in the Company’s computation of earnings per share because the effect would have been anti-dilutive.

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

The effective income tax rate was 20.6% and 25.5% for the three months ended November 30, 2010 and 2009, respectively. The lower effective income tax rate for the three months ended November 30, 2010 reflected higher foreign tax credits and increased taxable earnings in foreign jurisdictions (with statutory tax rates lower than the U.S. statutory tax rate).

The gross liability for unrecognized tax benefits, excluding interest and penalties, increased from $28.2 million at August 31, 2010 to $28.9 million at November 30, 2010. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. In addition, as of November 30, 2010 and August 31, 2010, the Company had liabilities totaling $4.7 million and $4.2 million, respectively, for the payment of interest and penalties related to its unrecognized tax benefits.

Note 13. Other Comprehensive Income

The Company’s comprehensive income is significantly impacted by the movement of the U.S. dollar versus other global currencies, most notably the Euro and British Pound. The following table sets forth the reconciliation of net earnings to comprehensive income (in thousands):

	Three Months Ended November 30,
	2010	2009

Net earnings	$25,890	$11,854
Foreign currency translation adjustment	9,563	14,011
Changes in net unrealized gains, net of tax	106	(208)

Comprehensive income	$35,559	$25,657

Note 14. Segment Information

The Company is a global manufacturer of a broad range of industrial products and systems and is organized into four reportable segments: Industrial, Energy, Electrical and Engineered Solutions. The Industrial Segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy Segment provides joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical Segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility and harsh environment markets. The Engineered Solutions Segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other industrial products.

The following tables summarize financial information from continuing operations by reportable segment and product line (in thousands):

	Three Months Ended November 30,
	2010	2009
Net Sales by Segment:
Industrial	$87,392	$65,308
Energy	70,743	64,065
Electrical	55,396	54,065
Engineered Solutions	104,881	89,202

	$318,412	$272,640

Net Sales by Reportable Product Line:
Industrial	$87,392	$65,308
Energy	70,743	64,065
North American Electrical	55,396	54,065
Vehicle Systems	76,741	64,554
Other	28,140	24,648

	$318,412	$272,640

Operating Profit:
Industrial	$20,187	$13,676
Energy	11,858	11,359
Electrical	3,760	2,186
Engineered Solutions	13,802	5,053
General Corporate	(8,035)	(5,666)

	$41,572	$26,608

	November 30, 2010	August 31, 2010
Assets:
Industrial	$247,020	$241,036
Energy	496,053	491,053
Electrical	325,669	326,129
Engineered Solutions	446,967	434,976
General Corporate	87,013	83,707
Assets of discontinued operations	46,422	44,802

	$1,649,144	$1,621,703

In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisitions, divestitures, restructuring costs and related benefits. Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes and the fair value of derivative instruments.

Note 15. Contingencies and Litigation

The Company had outstanding letters of credit of $9.1 million at November 30 and August 31, 2010, the majority of which secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $3.4 million at November 30, 2010.

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

Note 16. Guarantor Subsidiaries

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

Certain revisions have been made to correct the prior year presentation of parent, guarantor and non-guarantor operating, investing and financing cash flows (related entirely to the classification of changes in intercompany payables/receivables within the consolidating statement of cash flows) to conform to the current year presentation. The revisions increased parent and non-guarantor cash flow from operating activities by $16.2 million and $0.3 million, respectively, and decreased guarantor cash flow from operating activities by $16.5 million in fiscal 2010. Consolidated prior year cash flows from operating, investing and financing activities have not changed.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Three Months Ended November 30, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$35,969	$122,729	$159,714	$—	$318,412
Cost of products sold	10,425	87,163	98,971	—	196,559

Gross profit	25,544	35,566	60,743	—	121,853
Selling, administrative and engineering expenses	19,020	23,930	30,789	—	73,739
Restructuring charges	150	58	245	—	453
Amortization of intangible assets	—	3,726	2,363	—	6,089

Operating profit	6,374	7,852	27,346	—	41,572
Financing costs, net	7,552	—	—	—	7,552
Intercompany expense (income), net	1,885	4,424	(6,309)	—	—
Other expense (income), net	(313)	404	357	—	448

Earnings (loss) from continuing operations before income tax expense (benefit)	(2,750)	3,024	33,298	—	33,572
Income tax expense (benefit)	(565)	623	6,853	—	6,911

Net earnings (loss) from continuing operations before equity in earnings of subsidiaries	(2,185)	2,401	26,445	—	26,661
Equity in earnings of subsidiaries	28,075	19,263	1,342	(48,680)	—

Earnings from continuing operations	25,890	21,664	27,787	(48,680)	26,661
Loss from discontinued operations	—	—	(771)	—	(771)

Net earnings	$25,890	$21,664	$27,016	$(48,680)	$25,890

	Three Months Ended November 30, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$31,159	$109,106	$132,375	$—	$272,640
Cost of products sold	8,488	80,392	83,637	—	172,517

Gross profit	22,671	28,714	48,738	—	100,123
Selling, administrative and engineering expenses	16,369	21,253	27,681	—	65,303
Restructuring charges	605	1,670	502	—	2,777
Amortization of intangible assets	—	3,612	1,823	—	5,435

Operating profit	5,697	2,179	18,732	—	26,608
Financing costs, net	8,481	2	55	—	8,538
Intercompany expense (income), net	(4,087)	(1,347)	5,434	—	—
Other expense (income), net	(302)	(64)	647	—	281

Earnings from continuing operations before income tax expense	1,605	3,588	12,596	—	17,789
Income tax expense	995	794	2,740	—	4,529

Net earnings from continuing operations before equity in earnings of subsidiaries	610	2,794	9,856	—	13,260
Equity in earnings of subsidiaries	11,244	7,683	495	(19,422)	—

Earnings from continuing operations	11,854	10,477	10,351	(19,422)	13,260
Loss from discontinued operations	—	—	(1,406)	—	(1,406)

Net earnings	$11,854	$10,477	$8,945	$(19,422)	$11,854

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	November 30, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$2,502	$—	$41,708	$—	$44,210
Accounts receivable, net	13,709	70,380	112,367	—	196,456
Inventories, net	21,350	75,484	59,319	—	156,153
Deferred income taxes	30,713	—	—	—	30,713
Prepaid expenses and other current assets	8,432	1,077	6,483	—	15,992
Current assets of discontinued operations	—	—	46,422	—	46,422

Total Current Assets	76,706	146,941	266,299	—	489,846
Property, Plant & Equipment, net	2,626	41,031	63,784	—	107,441
Goodwill	68,619	421,403	218,846	—	708,868
Other Intangibles, net	—	243,552	89,246	—	332,798
Intercompany Receivable	—	217,672	246,262	(463,934)	—
Investment in Subsidiaries	1,541,985	377,395	54,312	(1,973,692)	—
Other Long-term Assets	7,527	49	2,515	—	10,091

Total Assets	$1,697,463	$1,448,043	$941,264	$(2,437,626)	$1,649,144

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$13,971	$36,762	$80,550	$—	$131,283
Accrued compensation and benefits	9,947	6,018	20,397	—	36,362
Income taxes payable	41,775	—	9,980	—	51,755
Other current liabilities	23,229	14,253	31,708	—	69,190
Current liabilities of discontinued operations	—	—	38,733	—	38,733

Total Current Liabilities	88,922	57,033	181,368	—	327,323
Long-term Debt	367,339	—	—	—	367,339
Deferred Income Taxes	84,630	—	26,077	—	110,707
Pension and Post-retirement Benefit Liabilities	25,345	—	2,333	—	27,678
Other Long-term Liabilities	22,424	701	9,230	—	32,355
Intercompany Payable	325,061	—	138,873	(463,934)	—
Shareholders’ Equity	783,742	1,390,309	583,383	(1,973,692)	783,742

Total Liabilities and Shareholders’ Equity	$1,697,463	$1,448,043	$941,264	$(2,437,626)	$1,649,144

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$5,055	$—	$35,167	$—	$40,222
Accounts receivable, net	16,467	61,675	107,551	—	185,693
Inventories, net	23,680	69,172	53,302	—	146,154
Deferred income taxes	30,701	—	—	—	30,701
Prepaid expenses and other current assets	2,645	3,705	6,228	—	12,578
Current assets of discontinued operations	—	—	44,802		44,802

Total Current Assets	78,548	134,552	247,050	—	460,150
Property, Plant & Equipment, net	5,166	41,226	61,990	—	108,382
Goodwill	68,969	417,914	218,006	—	704,889
Other Intangibles, net	—	242,310	94,668	—	336,978
Intercompany Receivable	—	227,792	212,847	(440,639)	—
Investment in Subsidiaries	1,511,103	319,196	115,846	(1,946,145)	—
Other Long-term Assets	8,421	130	2,753	—	11,304

Total Assets	$1,672,207	$1,383,120	$953,160	$(2,386,784)	$1,621,703

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$16,055	$35,546	$78,450	$—	$130,051
Accrued compensation and benefits	22,057	11,083	20,072	—	53,212
Income taxes payable	43,822	—	6,496	—	50,318
Other current liabilities	20,898	14,354	39,309	—	74,561
Current liabilities of discontinued operations	—	—	37,695	—	37,695

Total Current Liabilities	102,832	60,983	182,022	—	345,837
Long-term Debt	367,380	—	—	—	367,380
Deferred Income Taxes	84,694	—	25,536	—	110,230
Pension and Post-retirement Benefit Liabilities	27,144	972	(44)	—	28,072
Other Long-term Liabilities	20,257	766	9,440	—	30,463
Intercompany Payable	330,179	—	110,460	(440,639)	—
Shareholders’ Equity	739,721	1,320,399	625,746	(1,946,145)	739,721

Total Liabilities and Shareholders’ Equity	$1,672,207	$1,383,120	$953,160	$(2,386,784)	$1,621,703

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended November 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(16,313)	$9,615	$14,717	$(1,533)	$6,486

Investing Activities
Proceeds from sale of property, plant & equipment	—	16	43	—	59
Capital expenditures	(319)	(1,466)	(2,292)	—	(4,077)
Business acquisitions, net of cash acquired	—	(350)	24	—	(326)

Cash used in investing activities	(319)	(1,800)	(2,225)	—	(4,344)

Financing Activities

Net borrowings on revolver and other debt	—	—	14	—	14
Repurchases of 2% Convertible Notes	(34)	—	—	—	(34)
Intercompany loan activity	13,276	(7,815)	(5,461)	—	—
Stock option exercises and related tax benefits	3,553	—	—	—	3,553
Cash dividend	(2,716)	—	(1,533)	1,533	(2,716)

Cash provided by (used in) financing activities	14,079	(7,815)	(6,980)	1,533	817

Effect of exchange rate changes on cash	—	—	1,029	—	1,029

Net increase (decrease) in cash and cash equivalents	(2,553)	—	6,541	—	3,988
Cash and cash equivalents - beginning of period	5,055	—	35,167	—	40,222

Cash and cash equivalents - end of period	$2,502	$—	$41,708	$—	$44,210

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended November 30, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$28,789	$(40,083)	$22,577	$(4,504)	$6,779

Investing Activities
Proceeds from sale of property, plant & equipment	—	117	158	—	275
Capital expenditures	(723)	(1,229)	(1,226)	—	(3,178)

Cash used in investing activities	(723)	(1,112)	(1,068)	—	(2,903)

Financing Activities

Net borrowings on revolver and other debt	23,686	—	(1,304)	—	22,382
Repurchases of 2% Convertible Notes	(22,894)	—	—		(22,894)
Intercompany loan activity	(25,695)	45,699	(20,004)	—	—
Stock option exercises and related tax benefits	487	—	—	—	487
Cash dividend	(2,702)	(4,504)	—	4,504	(2,702)

Cash provided by (used in) financing activities	(27,118)	41,195	(21,308)	4,504	(2,727)

Effect of exchange rate changes on cash	—	—	1,288	—	1,288

Net increase in cash and cash equivalents	948	—	1,489	—	2,437
Cash and cash equivalents - beginning of period	126	—	11,259	—	11,385

Cash and cash equivalents - end of period	$1,074	$—	$12,748	$—	$13,822

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Actuant Corporation, headquartered in Butler, Wisconsin, is a Wisconsin corporation incorporated in 1910. We are a global manufacturer of a broad range of industrial products and systems. We are organized into four operating and reportable segments as follows: Industrial, Energy, Electrical and Engineered Solutions.

The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, original equipment manufacturer (“OEM”), solar, utility and harsh environment markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other industrial products.

Our long-term goal is to grow annual diluted earnings per share (“EPS”), excluding unusual or non-recurring items, faster than most multi-industry peers. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our financial and EPS growth goals. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. We recently expanded our LEAD efforts to include Growth and Innovation, a new process focused on growing our sales faster. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund additional acquisitions and internal growth opportunities.

The comparability of the operating results for the three months ended November 30, 2010 to the prior year period has been impacted by acquisitions, changes in foreign currency translation rates and the economic conditions that exist in the end markets we serve. Listed below are the acquisitions completed since September 1, 2009.

Business	Segment	Acquisition Date
Selantic	Energy	June 2010
Biach Industries	Energy	April 2010
Hydrospex	Industrial	April 2010
Team Hydrotec	Industrial	April 2010

The operating results of acquired businesses are included in our condensed consolidated financial statements only since their respective acquisition date. In addition to acquisitions, changes in foreign currency translation rates also influence our financial results as approximately half of our sales are denominated in currencies other than the U.S. dollar. The year-over-year strengthening of the U.S. dollar during the first quarter has unfavorably impacted our operating results due to the translation of non-U.S. dollar denominated results. Restructuring costs and the related benefits from previously completed projects also impact the comparability of quarterly results. In both fiscal 2009 and 2010, in response to the global economic downturn, we took actions to address our cost structure, including workforce reductions, consolidation of facilities and the centralization of certain selling and administrative functions. Substantially all of our restructuring actions were completed in fiscal 2010, with limited restructuring charges expected in fiscal 2011.

Results of Operations

Results of operations for the three months ended November 30, 2010 include positive sales trends (including core sales growth in all four segments) and operating profit margin expansion driven by increased production volumes, favorable product mix and the benefits of completed restructuring actions. The following is a summary of the key developments and trends in each of our segments:

Industrial Segment: During the first quarter, the Industrial segment continued its strong sales trend, with core sales growth of 22% (its third consecutive quarter with double digit core sales growth). The increased sales were driven by improved demand across nearly all geographic regions, as orders continued to outpace sales during the quarter. This segment is focused on driving increased sales through the introduction of new products, market share gains (penetration into emerging markets and geographies) and strategic acquisitions (including the two business acquisitions completed during the second half of fiscal 2010). Industrial segment operating margins remained strong during the quarter due to increased sales levels, a reduced cost structure and the benefits of restructuring activities.

Energy Segment: Our Energy segment, which had experienced year-over-year core sales declines since the third quarter of fiscal 2009, returned to positive core sales growth in the first quarter of fiscal 2011. The positive core sales trend (4% core sales growth) was driven by improved end market demand and increased activity in emerging markets. Operating margins, excluding restructuring costs, improved sequentially (and were the highest operating margins generated in the last four quarters) due to core sales growth, favorable acquisition mix and the benefits of previously completed restructuring activities.

Electrical Segment: The Electrical segment continued its recent trend of modest core sales growth, with core sales growth of 2% in the first quarter of fiscal 2011. Improved demand from OEMs during the quarter offset softness in other served markets including retail, commercial construction and electric utilities. The December 2010 acquisition of Mastervolt will expand the Electrical segment’s product and technology offerings, accelerate innovation and new product developments and reposition sales and profits into higher growth markets.

Engineered Solutions Segment: The Engineered Solutions segment core sales growth was 22% in the first quarter of fiscal 2011, which continued the recent trend of strong core sales growth. Such growth is the result of continued strong demand from global heavy-duty truck markets and increased shipments to off-highway markets. A reduced cost structure from previously completed restructuring actions and the additional sales volumes improved absorption of manufacturing costs and resulted in sequential and year-over-year improvement in operating margins (excluding restructuring costs).

The following table sets forth our results of operations, on a consolidated basis, for the three months ended November 30, 2010 and November 30, 2009 (in millions):

	Three Months Ended November 30,
	2010		2009
Net sales	$318	100%	$273	100%
Cost of products sold	196	62%	173	63%

Gross profit	122	38%	100	37%
Selling, administrative and engineering expenses	74	23%	65	24%
Restructuring charges	—	0%	3	1%
Amortization of intangible assets	6	2%	5	2%

Operating profit	42	13%	27	10%
Financing costs, net	8	3%	9	3%

Earnings from continuing operations before income tax expense	34	11%	18	7%
Income tax expense	7	2%	5	2%

Earnings from continuing operations	$27	8%	$13	5%

Fiscal 2011 first quarter consolidated net sales increased 17% to $318 million compared to $273 million for the comparable prior year period. Excluding the $14 million year-over-year increase in sales from acquisitions and the $5 million unfavorable impact of foreign currency exchange rate changes, fiscal 2011 first quarter consolidated core sales increased 14% compared to the prior year. Operating profit for the first quarter of fiscal 2011 was $42 million, compared to $27 million in the prior year period which included incremental restructuring costs of $3 million. This year-over-year improvement in operating profit was mainly driven by increased sales, production levels, favorable product mix and a substantially improved cost structure. The changes in sales and operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales (in millions)

	Three Months Ended November 30,
	2010	2009
Industrial	$87	$65
Energy	71	65
Electrical	55	54
Engineered Solutions	105	89

	$318	$273

Industrial Segment

Fiscal 2011 first quarter Industrial segment net sales increased by $22 million (34%) to $87 million compared to the prior year period. Excluding foreign currency rate changes (which unfavorably impacted sales comparisons by $1 million) and sales from acquired businesses, core sales increased 22% during the first quarter of fiscal 2011. Sales continued to benefit from robust demand across most markets and geographies, the result of improved global economic conditions.

Energy Segment

Energy segment net sales for the three months ended November 30, 2010 increased by $6 million (10%) to $71 million compared to the prior year period. Excluding sales from the Selantic and Biach acquisitions and foreign currency rate changes (which unfavorably impacted sales comparisons by $1 million), core sales increased 4% for the first quarter, the result of increased activity in emerging markets and improved demand in the seismic market.

Electrical Segment

Electrical segment first quarter net sales increased by $1 million (2%) to $55 million in 2011 compared to the prior year period. The modest quarterly core sales growth was primarily the result of increased demand from OEMs in the industrial and professional electrical markets.

Engineered Solutions Segment

Engineered Solutions segment first quarter net sales increased by $16 million (18%) to $105 million in 2011. Excluding the $3 million unfavorable impact of foreign currency rate changes, core sales grew 22% in the first quarter due to strong global demand from OEMs serving the heavy-duty truck and specialty vehicle markets (primarily agriculture, construction equipment and defense).

Operating Profit (in millions)

	Three Months Ended November 30,
	2010	2009
Industrial	$20	$14
Energy	12	11
Electrical	4	3
Engineered Solutions	14	5
General Corporate	(8)	(6)

	$42	$27

Industrial Segment

Industrial segment operating profit increased by $6 million (46%) to $20 million for the three months ended November 30, 2010. Despite unfavorable acquisition mix and higher incentive compensation costs, quarterly operating profit margins (excluding restructuring costs) improved on a year-over-year basis as a result of increased volumes (higher absorption of manufacturing costs) and the benefits from prior restructuring actions.

Energy Segment

Energy segment operating profit for the three months ended November 30, 2010 increased $1 million (3%) compared to the prior year period. The improvement in operating profit is a result of higher sales volumes and favorable acquisition mix.

Electrical Segment

Electrical segment operating profit increased to $4 million for the three months ended November 30, 2010 compared to $3 million in the prior year period. Excluding the $2 million of restructuring costs incurred in the prior year, first quarter fiscal 2011 operating profits were lower as a result of expedited freight costs, investments in growth initiatives and temporary inefficiencies as we completed facility consolidations.

Engineered Solutions Segment

Engineered Solutions segment operating profit increased by $9 million (152%) to $14 million during the three months ended November 30, 2010. Operating profits increased as a result of an improved cost structure, higher sales volumes (increased absorption of fixed costs) and $0.5 million of prior year restructuring costs.

General Corporate

General corporate expenses for the three months ended November 30, 2010 increased $2 million (47%) due to investments in growth initiatives, transaction costs for business acquisitions and increased annual incentive compensation costs.

Restructuring

Total restructuring costs were $0.5 million and $3 million for the three months ended November 30, 2010 and 2009, respectively. We completed the majority of our restructuring actions by August 31, 2010, with limited restructuring charges expected in fiscal 2011. We believe that our restructuring activities (primarily workforce reductions, plant consolidations and the centralization of certain selling and administrative functions) better align our resources with strategic growth opportunities, optimize existing manufacturing capabilities, improve our overall cost structure and deliver increased free cash flow and profitability. Refer to Note 4, “Restructuring” in the notes to the condensed consolidated financial statements for further discussion.

Financing Costs, net

All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our reportable segments. The $1 million year-over-year decrease in financing costs for the three months ended November 30, 2010 reflects lower average debt levels and reduced interest rates on variable rate debt.

Income Taxes Expense

The effective income tax rate was 20.6% and 25.5% for the three months ended November 30, 2010 and 2009, respectively. The lower effective income tax rate for the three months ended November 30, 2010 reflected higher foreign tax credits and increased taxable earnings in foreign jurisdictions (with statutory tax rates lower than the U.S. statutory tax rate).

Cash Flows

The following table summarizes the cash flows from operating, investing and financing activities for the comparative fiscal quarters ended November 30 (in millions):

	2010	2009
Net cash provided by operating activities	$6	$7
Net cash used in investing activities	(4)	(3)
Net cash provided by (used in) financing activities	1	(3)
Effect of exchange rates on cash	1	1

Net increase in cash and cash equivalents	$4	$2

Cash flows from operating activities during the three months ended November 30, 2010 were $6 million, the result of increased profits, offset by the payment of $22 million of fiscal 2010 employee incentive compensation payments and increased accounts receivable and inventory levels. Operating cash flows and proceeds from stock option exercises funded the annual cash dividend and $4 million of capital expenditures.

First quarter 2010 cash provided by operations was $7 million, despite a $37 million increase in accounts receivable associated with the expiration of the securitization program. Robust cash flow generated from operating activities during the first quarter of fiscal 2010 resulted from a significant working capital reduction, on account of lower business levels. Borrowings under the Senior Credit Facility of $22 million funded the repurchase of $23 million of 2% Convertible Notes, $3 million of capital expenditures and the $3 million payment of the annual cash dividend.

Primary Working Capital Management

We use primary working capital as a percentage of sales (PWC %) as a key indicator of working capital management efficiency. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric (in millions):

	November 30, 2010	PWC%	November 30, 2009	PWC%
Accounts receivable, net	$196	15%	$175	16%
Inventory, net	156	12%	140	13%
Accounts payable	(131)	-10%	(109)	-10%

Net primary working capital	$221	17%	$206	19%

Our net primary working capital percentage decreased year-over-year from 19% to 17%, primarily as a result of the increase in sales during the three months ended November 30, 2010, relative to the prior year period. Excluding the impact of changes in foreign currency exchange rates, accounts receivable increased $11 million (due to the 14% core sales growth), inventory increased $9 million (due to seasonal inventory builds and improved economic conditions in certain of the end markets we serve) while accounts payable balances were unchanged.

Liquidity

The Senior Credit Facility provides a $400 million revolving credit facility and bears interest at LIBOR plus 3.25%. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.5:1 and a minimum fixed charge coverage ratio of 1.65:1. The Company was in compliance with all debt covenants at November 30, 2010. We intend to extend or replace the Senior Credit Facility prior to its November 10, 2011 maturity date.

Holders of our 2% Convertible Notes have the option to require us to repurchase all or a portion of their 2% Convertible Notes for cash on November 15, 2013 and November 15, 2018 at a repurchase price equal to 100% of the principal amount of the notes, plus accrued interest. If certain conditions are met, holders may also convert their 2% Convertible Notes into shares of the Company’s Class A common stock prior to the scheduled maturity date. We may redeem all or part of the 2% Convertible Notes for cash, at a redemption price equal to 100% of the principal amount, plus accrued interest. See Note 8, “Debt” in the notes to the condensed consolidated financial statements for further discussion on the 2% Convertible Notes.

At November 30, 2010, we had $44 million of cash and cash equivalents and $366 million of available liquidity under our Senior Credit Facility. Subsequent to November 30, 2010, we borrowed against our Senior Credit Facility to fund the acquisition of Mastervolt (as discussed in Note 2, “Acquisitions”). We believe that the availability under the Senior Credit Facility, combined with our existing cash on hand and funds generated from operations will be adequate to meet operating, debt service, acquisition funding and capital expenditure requirements for the foreseeable future.

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

In the normal course of business we have entered into certain real estate and equipment leases or have guaranteed such leases on behalf of our subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, we assigned our rights in the leases used by the former subsidiary, but were not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. We remain contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $3 million at November 30, 2010.

We had outstanding letters of credit of $9 million at November 30, 2010 and August 31, 2010, the majority of which secure self-insured workers compensation liabilities.

Off-Balance Sheet Arrangements

As discussed in Note 6, “Accounts Receivable Securitization” in the Notes to the condensed consolidated financial statements, we were a party to an accounts receivable securitization arrangement, which we did not renew on its September 9, 2009 maturity date.

Contractual Obligations

Our contractual obligations are discussed in Part 1, Item 2 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2010, and, as of November 30, 2010, have not materially changed since that report was filed.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the three months ended November 30, 2010. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ACTUANT CORPORATION
(Registrant)

Date: January 7, 2011	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur Executive Vice President and Chief Financial Officer (Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED November 30, 2010

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.1	Share Purchase Agreement, dated November 30, 2010, by and between Mastervolt B.V. and Actuant Corporation	Exhibit 2.1 to 8-K filed with the SEC on December 1, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101*

The following materials from the Actuant Corporation Form 10-Q for the quarter ended November 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

*	Furnished herewith