Form 10-Q
period 2011-02-28
ACTUANT CORP
filed 2011-04-08
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-11288

ACTUANT CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-0168610
(State of incorporation)	(I.R.S. Employer Id. No.)

N86 W12500 WESTBROOK CROSSING

MENOMONEE FALLS, WISCONSIN 53051

Mailing address: P.O. Box 3241, Milwaukee, Wisconsin 53201

(Address of principal executive offices)

(262) 293-1500

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

The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2011 was 68,595,740.

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

•

market conditions in the truck, automotive, recreational vehicle, industrial production, oil & gas, energy, power generation, marine, solar, infrastructure, and retail Do-It Yourself (“DIY”) industries;

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

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Net sales	$330,698	$267,438	$649,110	$540,078
Cost of products sold	205,671	171,075	402,230	343,592

Gross profit	125,027	96,363	246,880	196,486
Selling, administrative and engineering expenses	80,736	64,257	154,467	129,561
Restructuring charges	359	9,276	820	12,052
Amortization of intangible assets	6,886	5,351	12,975	10,786

Operating profit	37,046	17,479	78,618	44,087
Financing costs, net	8,238	7,798	15,790	16,336
Other expense (income), net	497	(234)	945	47

Earnings from continuing operations before income taxes	28,311	9,915	61,883	27,704
Income tax expense	6,169	2,020	13,080	6,549

Earnings from continuing operations	22,142	7,895	48,803	21,155
Loss from discontinued operations, net of income taxes	(14,213)	(738)	(14,984)	(2,144)

Net earnings	$7,929	$7,157	$33,819	$19,011

Earnings from continuing operations per share:
Basic	$0.32	$0.12	$0.72	$0.31
Diluted	0.30	0.11	0.66	0.30

Earnings per share:
Basic	$0.12	$0.11	$0.50	$0.28
Diluted	0.11	0.10	0.46	0.27

Weighted average common shares outstanding:
Basic	68,270	67,595	68,135	67,569
Diluted	75,495	74,068	75,186	74,040

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	February 28, 2011	August 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$40,400	$40,222
Accounts receivable, net	219,987	185,693
Inventories, net	196,329	146,154
Deferred income taxes	32,919	30,701
Prepaid expenses and other current assets	19,265	12,578
Current assets of discontinued operations	—	44,802

Total Current Assets	508,900	460,150
Property, Plant and Equipment
Land, buildings and improvements	50,085	48,301
Machinery and equipment	242,206	228,270

Gross property, plant and equipment	292,291	276,571
Less: Accumulated depreciation	(183,626)	(168,189)

Property, Plant and Equipment, net	108,665	108,382
Goodwill	802,588	704,889
Other Intangibles, net	422,023	336,978
Other Long-term Assets	14,336	11,304

Total Assets	$1,856,512	$1,621,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$1,155	$—
Trade accounts payable	145,677	130,051
Accrued compensation and benefits	45,391	53,212
Income taxes payable	57,356	50,318
Other current liabilities	63,705	74,561
Current liabilities of discontinued operations	—	37,695

Total Current Liabilities	313,284	345,837
Long-term Debt	507,192	367,380
Deferred Income Taxes	131,541	110,230
Pension and Postretirement Benefit Liabilities	27,735	28,072
Other Long-term Liabilities	58,367	30,463
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 168,000,000, issued and outstanding 68,579,295 and 68,056,387 shares, respectively	13,715	13,610
Additional paid-in capital	(161,066)	(175,157)
Retained earnings	1,002,201	968,373
Accumulated other comprehensive loss	(36,457)	(67,105)
Stock held in trust	(2,023)	(1,934)
Deferred compensation liability	2,023	1,934

Total Shareholders’ Equity	818,393	739,721

Total Liabilities and Shareholders’ Equity	$1,856,512	$1,621,703

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended February 28,
	2011	2010
Operating Activities
Net earnings	$33,819	$19,011
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	25,184	27,015
Net loss (gain) on disposal of businesses	13,742	(334)
Stock-based compensation expense	4,813	3,898
Provision (benefit) for deferred income taxes	(1,390)	527
Amortization of debt discount and debt issuance costs	1,914	1,959
Other non-cash adjustments	(46)	(412)
Changes in components of working capital and other:
Accounts receivable	(8,569)	(11,963)
Expiration of accounts receivable securitzation program	—	(37,106)
Inventories	(25,592)	(5,359)
Prepaid expenses and other assets	3,593	2,288
Trade accounts payable	(6,304)	12,089
Income taxes payable	5,270	3,534
Accrued compensation and benefits	(9,419)	8,293
Other liabilities	(16,719)	(5,556)

Net cash provided by operating activities	20,296	17,884

Investing Activities
Proceeds from sale of property, plant and equipment	266	683
Proceeds from sale of businesses, net of transaction costs	3,463	7,516
Capital expenditures	(8,291)	(6,776)
Business acquisitions, net of cash acquired	(158,533)	(2,000)

Net cash used in investing activities	(163,095)	(577)

Financing Activities
Net borrowings on revolving credit facilities	41,169	11,766
Issuance of term loans	100,000	—
Repurchases of 2% Convertible Notes	(34)	(22,894)
Debt issuance costs	(5,197)	—
Stock option exercises and related tax benefits	6,813	1,005
Cash dividend	(2,716)	(2,702)

Net cash provided by (used in) financing activities	140,035	(12,825)

Effect of exchange rate changes on cash	2,942	(157)

Net increase in cash and cash equivalents	178	4,325
Cash and cash equivalents – beginning of period	40,222	11,385

Cash and cash equivalents – end of period	$40,400	$15,710

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2011.

Note 2. Acquisitions

The Company completed several business acquisitions during fiscal 2011 and 2010. All of these acquisitions resulted in the recognition of goodwill in the Company’s condensed consolidated financial statements because the purchase prices reflect the future earnings and cash flow potential of the acquired companies, as well as the complementary strategic fit and resulting synergies these businesses bring to existing operations. The Company is continuing to evaluate the initial purchase price allocations for acquisitions completed within the past twelve months and will adjust the allocations if additional information, relative to the fair values of the assets and liabilities of the acquired businesses, becomes known.

On December 10, 2010, the Company completed the acquisition of the stock of Mastervolt International Holding B.V. (“Mastervolt”) for $158.2 million of cash. Mastervolt, which is headquartered in The Netherlands, is a designer, developer and global supplier of highly innovative, branded power electronics, primarily for the solar and marine markets. Mastervolt expands the Electrical Segment’s geographic presence and product offerings to include additional technologies associated with the efficient conversion, control, storage and conditioning of electrical power. The preliminary purchase price allocation resulted in the recognition of $78.4 million of goodwill (which is not deductible for tax purposes) and $89.3 million of intangible assets including $43.8 million of customer relationships, $41.1 million of tradenames (indefinite life), $4.0 million of technology and $0.4 million of non-compete agreements. The customer relationships, technology and non-compete agreements will be amortized over 10-15 years, 10 years and 3 years, respectively.

During fiscal 2010, the Company completed four tuck-in acquisitions for $43.9 million of cash (net of cash acquired), $2.5 million of deferred purchase price and $4.5 million of contingent consideration. On April 9, 2010 the Company acquired Team Hydrotec, a Singapore based business that provides engineering and integrated solutions primarily to the infrastructure, energy and industrial markets. This was followed by the acquisition of Hydrospex on April 14, 2010. Headquartered in The Netherlands, Hydrospex is a leading provider of a broad range of heavy-lift technologies including strand jacks and gantries for the global infrastructure, power generation and other industrial markets. The products, technologies, engineering and geographic breadth of both Team Hydrotec and Hydrospex will further strengthen the market positions of the Industrial Segment. On April 27, 2010, the Company completed the acquisition of New Jersey based Biach Industries (“Biach”), which provides custom designed bolt and stud tensioning products and services, predominately for the North American nuclear market. Biach, through its strong customer relationships, engineering expertise and customized products will broaden the product and service offerings of the Energy segment to the global power generation market. Finally, on June 11, 2010 the Company completed the acquisition of Norway based Selantic, which is included in the Energy Segment. Selantic provides custom designed high performance slings, tethers and related products for heavy lifting applications.

The preliminary purchase price allocations for fiscal 2010 acquisitions resulted in the recognition of $35.9 million of goodwill (a portion of which is deductible for tax purposes) and $18.2 million of intangible assets, including $14.5 million of customer relationships, $2.5 million of tradenames and $1.2 million of non-compete agreements and patents. The amounts assigned to customer relationships, tradenames and non-compete agreements are amortized over 15 years, 20 years and 3-5 years, respectively.

The operating results of the acquired businesses are included in the condensed consolidated financial statements only since their respective acquisition dates.

The following unaudited pro forma results of operations of the Company for the three and six months ended February 28, 2011 and 2010, respectively, give effect to these acquisitions as though the transactions and related financing activities had occurred on September 1, 2009 (in thousands, except per share amounts):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Net sales
As reported	$330,698	$267,438	$649,110	$540,078
Pro forma	333,060	299,507	688,613	602,653
Earnings from continuing operations
As reported	$22,142	$7,895	$48,803	$21,155
Pro forma	21,956	8,976	52,010	23,647
Basic earnings per share from continuing operations
As reported	$0.32	$0.12	$0.72	$0.31
Pro forma	0.32	0.13	0.76	0.35
Diluted earnings per share from continuing operations
As reported	$0.30	$0.11	$0.66	$0.30
Pro forma	0.30	0.13	0.70	0.33

During the six months ended February 28, 2011, the Company paid $0.3 million of deferred purchase price for an acquisition completed in a prior year. Transaction costs related to various business acquisition activities were $0.8 million for the six months ended February 28, 2011 and $0.3 million in the comparable prior year period.

Note 3. Discontinued Operations

During the fourth quarter of fiscal 2010, the Company committed to a plan to divest its European Electrical business (included in the Electrical Segment), which designs, manufactures and markets electrical sockets, switches and other tools and consumables predominately in the European DIY retail market. This planned divestiture was part of the Company’s portfolio management process to focus on businesses that create the most shareholder value. Weak economic conditions throughout Europe and reduced demand in the retail DIY markets, combined with the decision to divest the business, caused the Company to reduce the projected sales, operating profit and cash flows of the business, which resulted in a $36.1 million non-cash asset impairment charge to adjust the carrying value of the asset group to fair value. This impairment charge was recognized in the fourth quarter of fiscal 2010 and consisted of $24.5 million of goodwill, $2.3 million of intangible assets and $9.3 million of property, plant and equipment and other assets. On February 28, 2011, the Company completed the sale of the business for total cash proceeds of $3.5 million, net of transaction costs. As a result of the sale transaction, the Company recognized a loss on disposal of $13.7 million, including an $11.4 million charge to cover future lease payments on an unfavorable real estate lease of the divested business.

During the second quarter of fiscal 2010, the Company divested a product line of the European Electrical business for $7.5 million of cash proceeds, which resulted in a net pre-tax gain on disposal of $0.3 million. The results of operations for the European Electrical business are reported as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Net sales	$24,004	$26,778	$49,305	$59,331
Loss from operations of divested businesses	(470)	(436)	(1,157)	(1,972)
Gain (loss) on disposal of businesses	(13,743)	334	(13,743)	334
Income tax expense	—	(636)	(84)	(506)

Loss from discontinued operations, net of income taxes	$(14,213)	$(738)	$(14,984)	$(2,144)

Note 4. Restructuring

During fiscal 2010 and 2009, the Company committed to various restructuring initiatives (due to the global economic downturn) including workforce reductions, plant consolidations, the transfer of production and product sourcing to lower cost plants or regions and the centralization of certain administrative functions. These restructuring actions were substantially completed by August 31, 2010, with limited restructuring charges expected in fiscal 2011. Total restructuring costs recognized, which impact all reportable segments, are as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Severance and facility consolidation	$20	$5,574	$87	$7,278
Product line rationalization	79	693	87	746
Other restructuring costs	260	3,701	646	4,775

	$359	$9,968	$820	$12,799

A rollforward of the restructuring reserve (included in Other current liabilities and Other Long-term Liabilities in the condensed consolidated balance sheets) is as follows (in thousands):

	Six Months Ended February 28,
	2011	2010
Beginning balance	$6,517	$9,282
Restructuring charges	820	12,799
Cash payments	(3,561)	(7,982)
Product line rationalization	(87)	(746)
Other non-cash uses of reserve	—	(3,628)
Impact of changes in foreign currency rates	109	129

Ending balance	$3,798	$9,854

The remaining restructuring related severance will be paid during the next twelve months, while facility consolidation costs (primarily reserves for future lease payments for vacated facilities) will be paid over the underlying lease terms.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by segment for the six months ended February 28, 2011 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2010	$77,936	$240,590	$171,539	$214,824	$704,889
Business acquisition	—	—	78,384	—	78,384
Purchase accounting adjustments	1,954	253	—	—	2,207
Impact of changes in foreign currency rates	2,585	10,036	1,903	2,584	17,108

Balance as of February 28, 2011	$82,475	$250,879	$251,826	$217,408	$802,588

The gross carrying value and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization are as follows (in thousands):

	February 28, 2011			August 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$291,802	$62,906	$228,896	$242,384	$53,013	$189,371
Patents and technology	49,470	29,229	20,241	44,987	27,264	17,723
Trademarks and tradenames	38,605	5,691	32,914	6,205	5,103	1,102
Non-compete agreements	6,171	4,111	2,060	6,220	4,171	2,049
Other	768	664	104	721	584	137

	$386,816	$102,601	$284,215	$300,517	$90,135	$210,382

Amortization expense recorded on the intangible assets listed above was $6.9 million and $13.0 million for the three and six months ended February 28, 2011, respectively, compared to $5.4 million and $10.8 million for the three and six months ended February 28, 2010, respectively. The Company estimates that amortization expense will approximate $13.2 million for the remainder of fiscal 2011. Amortization expense for future years is estimated at $25.9 million in fiscal 2012, $24.1 million in fiscal 2013, $23.2 million in fiscal 2014, $23.1 million in fiscal 2015 and $174.7 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions, changes in foreign currency exchange rates or other factors.

The gross carrying value of the Company’s intangible assets that have indefinite lives (and are therefore not subject to amortization) as of February 28, 2011 and August 31, 2010 are $137.8 million and $126.6 million, respectively. Changes in indefinite lived intangible assets are due to the impact of foreign exchange currency rates, acquisition and divestiture activities and the reclassification of certain tradenames to amortizable intangibles.

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

Note 7. Product Warranty Costs

The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on sales, historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty (included in Other current liabilities in the condensed consolidated balance sheets) (in thousands):

	Six Months Ended February 28,
	2011	2010
Beginning balance	$7,868	$7,978
Warranty reserves of acquired business	10,870	—
Provision for warranties	4,802	2,482
Warranty payments and costs incurred	(2,450)	(2,687)
Impact of changes in foreign currency rates	652	(145)

Ending balance	$21,742	$7,628

Note 8. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 28, 2011	August 31, 2010
Senior Credit Facility
Revolver	$40,000	$—
Term loan	100,000	—

	140,000	—
6.875% Senior notes	249,383	249,334
Other debt	—	203

Total Senior Indebtedness	389,383	249,537
Convertible subordinated debentures (“2% Convertible Notes”)	117,809	117,843

	$507,192	$367,380

        On February 23, 2011, the Company amended and extended its Senior Credit Facility, extending its maturity to February 23, 2016 and increasing total capacity from $400 million to $700 million. The amended Senior Credit Facility provides a $600 million revolving credit facility, a $100 million term loan and a $300 million expansion option. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.25% to 2.50% in the case of loans bearing interest at LIBOR and from 0.25% to 1.25% in the case of loans bearing interest at the base rate. At February 28, 2011, the borrowing spread on LIBOR based borrowings was 2.00% (aggregating to 2.31% on outstanding revolving credit and term loan borrowings). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.2% to 0.4% per annum. At February 28, 2011 the unused credit line under the revolver was $557.5 million, of which $394.7 million was available for borrowings. The new $100 million term loan will be repaid in quarterly installments of $1.25 million starting on March 31, 2012, increasing to $2.5 million per quarter beginning on March 31, 2013, with the remaining balance due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum fixed charge coverage ratio of 1.50:1. The Company was in compliance with all debt covenants at February 28, 2011.

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

In November 2003, the Company issued $150.0 million of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). Since 2003, the Company repurchased (for cash) $32.2 million of 2% Convertible Notes at an average price of 99.3% of par value. The remaining $117.8 million of 2% Convertible Notes, are convertible into 5,967,662 shares of Company’s Class A common stock at a conversion rate of 50.6554 shares per $1,000 of principal amount, which equates to a conversion price of approximately $19.74 per share. The 2% Convertible Notes bear interest at a rate of 2.0% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing November 15, 2010, holders will receive contingent interest if the trading price of the 2% Convertible Notes equals or exceeds 120% of their underlying principal amount over a specified trading period. If payable, the contingent interest shall equal 0.25% per six month interest period of the average trading price of the 2% Convertible Notes during the five days immediately preceding the applicable six month interest period.

Effective November 2010, the Company may redeem all or part of the 2% Convertible Notes for cash at any time, at a redemption price equal to 100% of the principal amount, plus accrued interest. In addition, holders of the 2% Convertible Notes have the option to require the Company to repurchase all or a portion of their 2% Convertible Notes for cash on November 15, 2013 and November 15, 2018, at a repurchase price equal to 100% of the principal amount of the notes, plus accrued interest. Holders may also convert their 2% Convertible Notes into shares of the Company’s Class A common stock prior to the scheduled maturity date.

Note 9. Employee Benefit Plans

The Company provides pension benefits to certain employees of acquired domestic businesses, who were entitled to those benefits prior to acquisition, as well as certain employees of foreign businesses. Most of the U.S. defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits, while participants in most non-U.S. defined benefit plans continue to earn benefits. For the three and six months ended February 28, 2011, the Company recognized a net periodic pension benefit cost of $0.2 million and $0.5 million, respectively, compared to $0.1 million and $0.3 million, respectively, in the similar prior year periods.

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

	February 28, 2011	August 31, 2010
Level 1 Valuation:
Cash equivalents	$2,400	$5,092
Investments	1,563	1,313
Level 2 Valuation:
Fair value of derivative instruments	$101	$207

The fair value of the Company’s accounts receivable, accounts payable, short-term borrowings and variable rate long-term debt approximated book value as of February 28, 2011 and August 31, 2010 due to their short-term nature and the fact that the applicable interest rates approximated market rates of interest. The fair value of the Company’s outstanding $117.8 million 2% Convertible Notes at February 28, 2011 and August 31, 2010, was $169.1 million and $126.4 million, respectively. The fair value of the Company’s outstanding $250.0 million of Senior Notes at February 28, 2011 and August 31, 2010 was $257.5 million and $252.5 million, respectively. The fair values of the 2% Convertible Notes and Senior Notes were based on quoted market prices.

Note 11. Earnings Per Share

The reconciliations between basic and diluted earnings per share from continuing operations are as follows (in thousands, except per share amounts):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Numerator
Net earnings from continuing operations	$22,142	$7,895	$48,803	$21,155
Plus: 2% Convertible Notes financings costs, net of income taxes	383	477	839	944

Net earnings for diluted earnings per share	$22,525	$8,372	$49,642	$22,099

Denominator
Weighted average common shares outstanding for basic earnings per share	68,270	67,595	68,135	67,569
Net effect of dilutive securities - equity based compensation plans	1,257	568	1,093	527
Net effect of 2% Convertible Notes based on the if- converted method	5,968	5,905	5,958	5,944

Weighted average common and equivalent shares outstanding for diluted earnings per share	75,495	74,068	75,186	74,040

Basic Earnings Per Share	$0.32	$0.12	$0.72	$0.31
Diluted Earnings Per Share	$0.30	$0.11	$0.66	$0.30

Anti-dilutive securities - equity based compensation plans (excluded from earnings per share computation)	1,825	4,977	2,511	4,588

Note 12. Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, permanent items, state income taxes and the ability to utilize various tax credits and net operating loss carryforwards. The Company adjusts the quarterly provision for income taxes based on the estimated annual effective income tax rate and facts and circumstances known at the end of each interim reporting period.

The effective income tax rate was 21.8% and 21.1% for the three and six months ended February 28, 2011, respectively, and 20.4% and 23.6% for the comparable prior year periods. The lower effective income tax rates for 2011, reflect higher foreign tax credit utilization and increased taxable earnings in foreign jurisdictions (with statutory tax rates lower than the U.S. statutory tax rate).

The gross liability for unrecognized tax benefits, excluding interest and penalties, increased from $28.2 million at August 31, 2010 to $28.4 million at February 28, 2011. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. In addition, as of February 28, 2011 and August 31, 2010, the Company had liabilities totaling $5.3 million and $4.2 million, respectively, for accrued interest and penalties related to its unrecognized tax benefits.

Note 13. Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is significantly impacted by the movement of the US dollar versus other global currencies, most notably the Euro and British Pound. The following table sets forth the reconciliation of net earnings to comprehensive income (loss) (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Net earnings	$7,929	$7,157	$33,819	$19,011
Foreign currency translation adjustment	18,247	(36,759)	27,809	(22,747)
Changes in net unrealized gains/(losses), net of tax	2,732	22	2,839	(187)

Comprehensive income (loss)	$28,908	$(29,580)	$64,467	$(3,923)

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

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Net Sales by Segment:
Industrial	$88,935	$69,235	$176,327	$134,543
Energy	61,587	53,862	132,330	117,927
Electrical	70,176	54,927	125,572	108,992
Engineered Solutions	110,000	89,414	214,881	178,616

	$330,698	$267,438	$649,110	$540,078

Net Sales by Reportable Product Line:
Industrial	$88,935	$69,235	$176,327	$134,543
Energy	61,587	53,862	132,330	117,927
Electrical	70,176	54,927	125,572	108,992
Vehicle Systems	79,762	63,614	156,503	128,168
Other	30,238	25,800	58,378	50,448

	$330,698	$267,438	$649,110	$540,078

Operating Profit:
Industrial	$20,149	$10,937	$40,336	$24,613
Energy	6,792	3,922	18,650	15,281
Electrical	4,945	4,373	8,705	6,559
Engineered Solutions	13,425	3,995	27,227	9,048
General Corporate	(8,265)	(5,748)	(16,300)	(11,414)

	$37,046	$17,479	$78,618	$44,087

			February 28, 2011	August 31, 2010
Assets:
Industrial			$256,975	$241,036
Energy			500,993	491,053
Electrical			546,894	326,129
Engineered Solutions			454,449	434,976
General Corporate			97,201	83,707
Assets of discontinued operations			—	44,802

			$1,856,512	$1,621,703

In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisitions, divestitures, restructuring costs and related benefits. Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes and the fair value of derivative instruments.

Note 15. Contingencies and Litigation

The Company had outstanding letters of credit of $9.1 million at both February 28, 2011 and August 31, 2010, the majority of which secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $3.2 million at February 28, 2011.

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

Certain revisions have been made to correct the prior year presentation of parent, guarantor and non-guarantor operating, investing and financing cash flows (related entirely to the classification of changes in intercompany payables/receivables within the consolidating statement of cash flows) to conform to the current year presentation. The revisions decreased parent and non-guarantor cash flow from operating activities by $0.5 million and $8.4 million, respectively, and increased guarantor cash flow from operating activities by $8.9 million in fiscal 2010. Consolidated prior year cash flows from operating, investing and financing activities have not changed.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Three Months Ended February 28, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$37,936	$123,185	$169,577	$—	$330,698
Cost of products sold	11,509	85,833	108,329	—	205,671

Gross profit	26,427	37,352	61,248	—	125,027
Selling, administrative and engineering expenses	20,061	24,158	36,517	—	80,731
Restructuring charges	(47)	51	355	—	359
Amortization of intangible assets	—	3,782	3,104	—	6,886

Operating profit	6,413	9,361	21,272	—	37,046
Financing costs, net	8,238	—	—	—	8,238
Intercompany expense (income), net	(9,313)	3,602	5,711	—	—
Other expense (income), net	(383)	(436)	1,316	—	497

Earnings from continuing operations before income tax expense	7,871	6,195	14,245	—	28,311
Income tax expense	1,715	1,350	3,104	—	6,169

Net earnings from continuing operations before equity in earnings of subsidiaries	6,156	4,845	11,141	—	22,142
Equity in earnings of subsidiaries	15,653	10,149	855	(26,657)	—

Earnings from continuing operations	21,809	14,994	11,996	(26,657)	22,142
Loss from discontinued operations, net of income taxes	(13,880)	—	(333)	—	(14,213)

Net earnings	$7,929	$14,994	$11,663	$(26,657)	$7,929

	Three Months Ended February 28, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$32,381	$107,518	$127,539	$—	$267,438
Cost of products sold	10,729	79,517	80,829	—	171,075

Gross profit	21,652	28,001	46,710	—	96,363
Selling, administrative and engineering expenses	16,526	21,963	25,768	—	64,257
Restructuring charges	862	3,941	4,473	—	9,276
Amortization of intangible assets	—	3,601	1,750	—	5,351

Operating profit (loss)	4,264	(1,504)	14,719	—	17,479
Financing costs, net	7,813	—	(15)	—	7,798
Intercompany expense (income), net	(5,520)	576	4,944	—	—
Other expense (income), net	(234)	123	(123)	—	(234)

Earnings (loss) from continuing operations before income tax expense (benefit)	2,205	(2,203)	9,913	—	9,915
Income tax expense (benefit)	612	(666)	2,074	—	2,020

Net earnings (loss) from continuing operations before equity in earnings of subsidiaries	1,593	(1,537)	7,839	—	7,895
Equity in earnings of subsidiaries	5,564	4,341	145	(10,050)	—

Earnings from continuing operations	7,157	2,804	7,984	(10,050)	7,895
Loss from discontinued operations, net of income taxes	—	—	(738)	—	(738)

Net earnings	$7,157	$2,804	$7,246	$(10,050)	$7,157

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Six Months Ended February 28, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$73,905	$245,914	$329,291	$—	$649,110
Cost of products sold	21,934	172,996	207,300	—	402,230

Gross profit	51,971	72,918	121,991	—	246,880
Selling, administrative and engineering expenses	39,081	48,088	67,298	—	154,467
Restructuring charges	103	109	608	—	820
Amortization of intangible assets	—	7,508	5,467	—	12,975

Operating profit	12,787	17,213	48,618	—	78,618
Financing costs, net	15,790	—	—	—	15,790
Intercompany expense (income), net	(7,428)	8,026	(598)	—	—
Other expense (income), net	(696)	(32)	1,673	—	945

Earnings from continuing operations before income tax expense	5,121	9,219	47,543	—	61,883
Income tax expense	1,150	1,973	9,957	—	13,080

Net earnings from continuing operations before equity in earnings of subsidiaries	3,971	7,246	37,586	—	48,803
Equity in earnings of subsidiaries	43,728	29,412	2,197	(75,337)	—

Earnings from continuing operations	47,699	36,658	39,783	(75,337)	48,803
Loss from discontinued operations, net of income taxes	(13,880)	—	(1,104)	—	(14,984)

Net earnings	$33,819	$36,658	$38,679	$(75,337)	$33,819

	Six Months Ended February 28, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$63,540	$216,624	$259,914	$—	$540,078
Cost of products sold	19,217	159,909	164,466	—	343,592

Gross profit	44,323	56,715	95,448	—	196,486
Selling, administrative and engineering expenses	32,897	43,216	53,448	—	129,561
Restructuring charges	1,466	5,611	4,975	—	12,052
Amortization of intangible assets	—	7,213	3,573	—	10,786

Operating profit	9,960	675	33,452	—	44,087
Financing costs, net	16,293	2	41	—	16,336
Intercompany expense (income), net	(9,607)	(771)	10,378	—	—
Other expense (income), net	(536)	59	524	—	47

Earnings from continuing operations before income tax expense	3,810	1,385	22,509	—	27,704
Income tax expense	1,607	128	4,814	—	6,549

Net earnings from continuing operations before equity in earnings of subsidiaries	2,203	1,257	17,695	—	21,155
Equity in earnings of subsidiaries	16,808	12,024	640	(29,472)	—

Earnings from continuing operations	19,011	13,281	18,335	(29,472)	21,155
Loss from discontinued operations, net of income taxes	—	—	(2,144)	—	(2,144)

Net earnings	$19,011	$13,281	$16,191	$(29,472)	$19,011

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	February 28, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$3,802	$—	$36,598	$—	$40,400
Accounts receivable, net	16,583	72,607	130,797	—	219,987
Inventories, net	22,436	78,540	95,353	—	196,329
Deferred income taxes	30,464	—	2,455	—	32,919
Prepaid expenses and other current assets	8,175	3,104	7,986	—	19,265

Total Current Assets	81,460	154,251	273,189	—	508,900
Property, Plant & Equipment, net	2,754	39,346	66,565	—	108,665
Goodwill	68,619	422,823	311,146	—	802,588
Other Intangibles, net	—	239,770	182,253	—	422,023
Intercompany Receivable	—	248,506	—	(248,506)	—
Investment in Subsidiaries	1,584,382	377,395	61,183	(2,022,960)	—
Other Long-term Assets	11,917	46	2,373	—	14,336

Total Assets	$1,749,132	$1,482,137	$896,709	$(2,271,466)	$1,856,512

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$1,155	$—	$1,155
Trade accounts payable	15,791	35,804	94,082	—	145,677
Accrued compensation and benefits	14,678	8,281	22,432	—	45,391
Income taxes payable	44,314	—	13,042	—	57,356
Other current liabilities	21,495	12,134	30,076	—	63,705

Total Current Liabilities	96,278	56,219	160,787	—	313,284
Long-term Debt, less Current Maturities	507,192	—	—	—	507,192
Deferred Income Taxes	84,504	—	47,037	—	131,541
Pension and Post-retirement Benefit Liabilities	25,085	—	2,650	—	27,735
Other Long-term Liabilities	31,381	662	26,324	—	58,367
Intercompany Payable	186,299	—	62,207	(248,506)	—
Shareholders’ Equity	818,393	1,425,256	597,704	(2,022,960)	818,393

Total Liabilities and Shareholders’ Equity	$1,749,132	$1,482,137	$896,709	$(2,271,466)	$1,856,512

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$5,055	$—	$35,167	$—	$40,222
Accounts receivable, net	16,467	61,675	107,551	—	185,693
Inventories, net	23,680	69,172	53,302	—	146,154
Deferred income taxes	30,701	—	—	—	30,701
Prepaid expenses and other current assets	2,645	3,705	6,228	—	12,578
Current assets of discontinued operations	—	—	44,802		44,802

Total Current Assets	78,548	134,552	247,050	—	460,150
Property, Plant & Equipment, net	5,166	41,226	61,990	—	108,382
Goodwill	68,969	417,914	218,006	—	704,889
Other Intangibles, net	—	242,310	94,668	—	336,978
Intercompany Receivable	—	227,792	212,847	(440,639)	—
Investment in Subsidiaries	1,511,103	319,196	115,846	(1,946,145)	—
Other Long-term Assets	8,421	130	2,753	—	11,304

Total Assets	$1,672,207	$1,383,120	$953,160	$(2,386,784)	$1,621,703

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$16,055	$35,546	$78,450	$—	$130,051
Accrued compensation and benefits	22,057	11,083	20,072	—	53,212
Income taxes payable	43,822	—	6,496	—	50,318
Other current liabilities	20,898	14,354	39,309	—	74,561
Current liabilities of discontinued operations	—	—	37,695	—	37,695

Total Current Liabilities	102,832	60,983	182,022	—	345,837
Long-term Debt	367,380	—	—	—	367,380
Deferred Income Taxes	84,694	—	25,536	—	110,230
Pension and Post-retirement Benefit Liabilities	27,144	972	(44)	—	28,072
Other Long-term Liabilities	20,257	766	9,440	—	30,463
Intercompany Payable	330,179	—	110,460	(440,639)	—
Shareholders’ Equity	739,721	1,320,399	625,746	(1,946,145)	739,721

Total Liabilities and Shareholders’ Equity	$1,672,207	$1,383,120	$953,160	$(2,386,784)	$1,621,703

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended February 28, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(35,738)	$(9,378)	$66,945	$(1,533)	$20,296

Investing Activities
Proceeds from sale of property, plant and equipment	—	176	90	—	266
Proceeds from sale of businesses, net of transaction costs	—	—	3,463	—	3,463
Capital expenditures	(1,741)	(2,180)	(4,370)	—	(8,291)
Business acquisitions, net of cash acquired	—	(350)	(158,183)	—	(158,533)

Cash used in investing activities	(1,741)	(2,354)	(159,000)	—	(163,095)

Financing Activities

Net borrowings on revolving credit facilities	40,000	—	1,169	—	41,169
Issuance of term loans	100,000	—	—	—	100,000
Intercompany loan activity	(102,640)	11,732	90,908	—	—
Repurchases of 2% Convertible Notes	(34)	—	—	—	(34)
Debt issuance costs	(5,197)	—	—	—	(5,197)
Stock option exercises and related tax benefits	6,813	—	—	—	6,813
Cash dividends	(2,716)	—	(1,533)	1,533	(2,716)

Cash provided by financing activities	36,226	11,732	90,544	1,533	140,035

Effect of exchange rate changes on cash	—	—	2,942	—	2,942

Net increase (decrease) in cash and cash equivalents	(1,253)	—	1,431	—	178
Cash and cash equivalents - beginning of period	5,055	—	35,167	—	40,222

Cash and cash equivalents - end of period	$3,802	$—	$36,598	$—	$40,400

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended February 28, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$29,761	$(28,217)	$20,844	$(4,504)	$17,884

Investing Activities
Proceeds from sale of property, plant and equipment	11	257	415	—	683
Proceeds from sale of businesses, net of transaction costs	—		7,516	—	7,516
Capital expenditures	(581)	(2,719)	(3,476)	—	(6,776)
Business acquisitions, net of cash acquired	—	(2,000)	—	—	(2,000)

Cash used in (provided by) investing activities	(570)	(4,462)	4,455	—	(577)

Financing Activities

Net borrowings (repayments) on revolving credit facilities	13,280	—	(1,514)	—	11,766
Intercompany loan activity	(16,756)	37,183	(20,427)	—	—
Repurchases of 2% Convertible Notes	(22,894)	—	—	—	(22,894)
Stock option excercises and related tax benefits	1,005	—	—	—	1,005
Cash dividends	(2,702)	(4,504)	—	4,504	(2,702)

Cash provided by (used in) financing activities	(28,067)	32,679	(21,941)	4,504	(12,825)

Effect of exchange rate changes on cash	—	—	(157)	—	(157)

Net increase in cash and cash equivalents	1,124	—	3,201	—	4,325
Cash and cash equivalents - beginning of period	126	—	11,259	—	11,385

Cash and cash equivalents - end of period	$1,250	$—	$14,460	$—	$15,710

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, is a Wisconsin corporation incorporated in 1910. We are a global manufacturer of a broad range of industrial products and systems. We are organized into four operating and reportable segments as follows: Industrial, Energy, Electrical and Engineered Solutions.

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

The comparability of the operating results for the three and six months ended February 28, 2011 to the prior year periods has been impacted by acquisitions, divestitures, changes in foreign currency exchange rates and the economic conditions that exist in the end markets we serve. Listed below are the acquisitions completed since September 1, 2009.

Business	Segment	Acquisition Date
Mastervolt	Electrical	December 2010
Selantic	Energy	June 2010
Biach Industries	Energy	April 2010
Hydrospex	Industrial	April 2010
Team Hydrotec	Industrial	April 2010

The operating results of acquired businesses are included in our condensed consolidated financial statements only since their respective acquisition date. In addition to acquisitions, changes in foreign currency exchange rates also influence our financial results as approximately half of our sales are denominated in currencies other than the U.S. dollar. The year-over-year strengthening of the U.S. dollar during the first half of fiscal 2011 has unfavorably impacted our operating results due to the translation of non-U.S. dollar denominated results. Restructuring costs and the related benefits from previously completed projects also impact the comparability of quarterly results. In both fiscal 2009 and 2010, in response to the global economic downturn, we took actions to address our cost structure, including workforce reductions, consolidation of facilities and the centralization of certain selling and administrative functions. The majority of our restructuring actions were completed in fiscal 2010.

Results of Operations

Results of operations for the second quarter of fiscal 2011 reflected positive sales trends and year-over-year operating profit margin expansion driven by increased production volumes, favorable product mix and the benefits of previously completed restructuring actions. The following is a summary of the key developments and trends in each of our segments:

Industrial Segment: Despite the second quarter being our seasonally weakest quarter for the Industrial segment, strong core sales (sales excluding the impact of acquisitions and foreign currency rate changes) trends continued with core sales growth of 15% during the quarter (the segment’s fourth consecutive quarter with double digit core sales growth). The increased sales were driven by robust global demand across nearly all geographic regions, as orders continued to outpace sales. This segment continues to focus on driving increased sales through the introduction of new products, market share gains (penetration into emerging markets and geographies) and strategic acquisitions. Second quarter operating margins remained strong due to the increased sales level, a reduced cost structure and benefits of previously completed restructuring activities.

Energy Segment: Being a later cycle business, our Energy segment was the last of our four segments to recover from the global recession and has returned to positive core sales growth in fiscal 2011. The positive core sales trend in the second quarter (5% core sales growth) was driven by improved end market demand and increased activity levels in emerging markets. We expect the Energy segment year-over-year core sales trend to improve during the remainder of fiscal 2011 based on increased quoting activity. Operating margins, excluding restructuring costs, improved year-over-year due to the core sales growth and favorable acquisition mix.

Electrical Segment: Continued softness in retail DIY, commercial construction and electric utility markets impacted the core sales trend in the Electrical segment during the quarter – resulting in a core sales decline of 2%. While operating margins improved sequentially, the lower sales levels, coupled with higher commodity costs, negatively impacted year-over year comparisons of second quarter operating margins. The completion of the Mastervolt acquisition and divestiture of the European Electrical business during the quarter repositioned the Electrical segment’s sales and profits into higher growth markets.

Engineered Solutions Segment: The Engineered Solutions segment core sales growth was 25% in the second quarter of fiscal 2011, which continued the recent trend of double digit quarterly core sales growth. The strong demand from global heavy-duty truck, agriculture, construction equipment and defense markets resulted in higher sales levels. A reduced cost structure from previously completed restructuring actions and the additional sales volumes improved absorption of manufacturing costs and resulted in significant year-over-year improvement in operating margins (excluding restructuring costs).

The following table sets forth our results of operations, for the three and six months ended February 28, 2011 and 2010 (in millions):

	Three Months Ended February 28,				Six Months Ended February 28,
	2011		2010		2011		2010
Net sales	$331	100%	$267	100%	$649	100%	$540	100%
Cost of products sold	206	62%	171	64%	402	62%	343	64%

Gross profit	125	38%	96	36%	247	38%	197	36%
Selling, administrative and engineering	81	24%	64	24%	154	24%	130	24%
Restructuring charges	—	0%	9	3%	1	0%	12	2%
Amortization of intangible assets	7	2%	5	2%	13	2%	11	2%

Operating profit	37	11%	18	7%	79	12%	44	8%
Financing costs, net	8	2%	8	3%	16	2%	16	3%
Other expense, net	1	0%	—	0%	1	0%	—	0%

Earnings before income tax expense	28	8%	10	4%	62	10%	28	5%
Income tax expense	6	2%	2	1%	13	2%	7	1%

Earnings from continuing operations	$22	7%	$8	3%	$49	8%	$21	4%

Net sales increased 24% to $331 million for the second quarter and 20% to $649 million for the six months ended February 28, 2011, compared to $267 million and $540 million for the same three and six-month periods in the prior year. Changes in foreign currency exchange rates had a minimal impact on second quarter sales levels and adversely impacted the comparison by $5 million on a year-to-date basis. Sales generated by businesses acquired since September 1, 2009 were $30 million and $44 million, respectively, for the three and six months period ended February 28, 2011. Consolidated core sales growth was 13% in both the second quarter and year-to-date. The increased sales levels were driven by broad based improvement in the Company’s served markets, with positive core sales growth in three of the four segments. The changes in net sales at the segment level are discussed in further detail below.

Operating profit was $37 million and $79 million for the three and six months ended February 28, 2011, compared to $18 million and $44 million in the respective prior year periods. This year-over-year improvement was mainly driven by increased sales and production levels, favorable product mix as well as an improved cost structure. In addition, the three and six month periods ended February 28, 2010 included restructuring charges of $9 million and $11 million, respectively. The changes in operating profit at the segment level are discussed in further detail below.

Segment Results

Net Sales (in millions)

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Industrial	$89	$69	$176	$134
Energy	62	54	132	118
Electrical	70	55	126	109
Engineered Solutions	110	89	215	179

	$331	$267	$649	$540

Industrial Segment

Compared to the prior year, fiscal 2011 second quarter Industrial segment net sales increased by $20 million (28%) to $89 million, while year-to-date net sales increased by $42 million (31%) to $176 million. Acquisitions of Integrated Solutions businesses contributed $9 million and $17 million of net sales in the three and six month periods ended February 28, 2011. Excluding sales from these acquired businesses and the negative impact of foreign currency rate changes, core sales growth for the second quarter and first half of fiscal 2011 was 15% and 19%, respectively. The improved sales levels results from robust demand across most markets and geographies, reflecting improved global economic conditions.

Energy Segment

Energy segment net sales for the three and six months ended February 28, 2011 increased by $8 million (14%) and $14 million (12%), respectively, compared to the prior year periods. Excluding sales from the Selantic and Biach acquisitions and foreign currency rate changes (which unfavorably impacted sales comparisons by $1 million in the first half of fiscal 2011), core sales grew 4% and 5% for the first quarter and first half of fiscal 2011, respectively. This core sales growth resulted from increased quoting and sales activity, primarily in oil and gas markets, and improved seismic and umbilical end market demand.

Electrical Segment

Electrical segment net sales increased by $15 million (28%) from $55 million for the three months ended February 28, 2010 to $70 million for the three months ended February 28, 2011. During the six months ended February 28, 2011, Electrical segment net sales increased by $17 million (15%) to $126 million. Mastervolt sales were $17 million for the three and six months ended February 28, 2011. Excluding sales from this acquisition and favorable changes in foreign currency exchange rates, core sales declined 2% for the three months ended February 28, 2011, the result of lower demand from retail electrical customers and construction markets, both reflecting continued weak consumer confidence.

Engineered Solutions Segment

Engineered Solutions segment net sales increased by $21 million (23%), from $89 million for the three months ended February 28, 2010 to $110 million for the three months ended February 28, 2011. During the six months ended February 28, 2011, Engineered Solutions net sales also increased by $36 million (20%) from $179 million for the six months ended February 28, 2010 to $215 million in fiscal 2011. Foreign currency rate changes negatively impacted sales comparisons for the three and six months ended February 28, 2011 by $1 million and $4 million, respectively. Excluding foreign currency rate changes, core sales growth was 25% and 23%, respectively, for the second quarter and first half of fiscal 2011. This core sales improvement reflects strong demand from global vehicle OEMs serving the heavy-duty truck, agriculture, construction equipment and defense markets.

Operating Profit (in millions)

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Industrial	$20	$11	$40	$25
Energy	7	4	19	15
Electrical	5	4	9	7
Engineered Solutions	13	4	27	9
General Corporate	(8)	(5)	(16)	(12)

	$37	$18	$79	$44

Industrial Segment

Industrial segment results for the three and six months ended February 28, 2010 included $5 million of restructuring costs. Excluding restructuring costs, Industrial segment operating profit increased by $4 million (27%) to $20 million for the second quarter of fiscal 2011 from $16 million in the prior year period, while first half operating profit increased by $11 million (36%) to $40 million. This growth reflects increased sales levels as well as restructuring related savings, which were partially offset by unfavorable acquisition mix and higher incentive compensation.

Energy Segment

Increased sales levels, favorable acquisition mix and a $2 million reduction in restructuring expenses were the primary drivers for the improved operating profit in the Energy segment during fiscal 2011. Operating profit increased to $7 million for the second quarter and $19 million for the first half of fiscal 2011. The year-over-year operating profit expansion also reflects the benefits of previously completed restructuring actions and the favorable impact of changes in foreign currency exchange rates, partially offset by higher incentive compensation expense.

Electrical Segment

Electrical segment operating profit for the three and six months ended February 28, 2011 increased $1 million and $2 million, respectively, primarily as a result of prior year periods including restructuring charges. Excluding the $1 million and $3 million of restructuring costs in the second quarter and first half of fiscal 2010, operating profits declined as a result of expedited freight costs, commodity cost inflation, investments in growth initiatives and temporary inefficiencies as we completed facility consolidations. Mastervolt, which was acquired during the quarter, did not meaningfully impact second quarter operating profit.

Engineered Solutions Segment

Engineered Solutions segment operating profit was $13 million and $27 million for the three and six month periods ended February 28, 2011. The improvement in operating profit during the quarter and first half of fiscal 2011 was due to increased sales and production levels and the benefits of previously completed restructuring activities. Year-to-date and second quarter 2011 operating profit comparisons were also favorably impacted by $2 million of restructuring costs in the prior year.

General Corporate

General corporate expenses for the three and six months ended February 28, 2011 increased $3 million (44%) and $4 million (33%), respectively, due to the reinstatement of prior year wage and benefit reductions, investments in growth initiatives, transaction costs for business acquisitions and increased long-term incentive plan costs.

Restructuring Charges

We completed the majority of our restructuring actions by August 31, 2010. We believe that our restructuring activities (primarily workforce reductions, plant consolidations and the centralization of certain selling and administrative functions) better align our resources with strategic growth opportunities, optimize existing manufacturing capabilities, improve our overall cost structure and deliver increased free cash flow and profitability. Refer to Note 4, “Restructuring” in the notes to the condensed consolidated financial statements for further discussion.

Financing Costs, net

All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our reportable segments. The $0.4 million and $0.5 million year-over-year increase in financing costs for the three and six months ended February 28, 2011, respectively, reflects higher average debt levels as a result of the Mastervolt acquisition, partially offset by lower interest rates on variable rate debt.

Income Tax Expense

The effective income tax rate was 21.8% and 21.1% for the three and six months ended February 28, 2011, respectively, and 20.4% and 23.6% for the comparable prior year periods. The lower effective income tax rates for 2011 reflect higher foreign tax credit utilization and increased taxable earnings in foreign jurisdictions (with statutory tax rates lower than the U.S. statutory tax rate).

Cash Flows

The following table summarizes the cash flows from operating, investing and financing activities (in millions):

	Six Months Ended February 28,
	2011	2010
Net cash provided by operating activities	$20	$18
Net cash used in investing activities	(163)	(1)
Net cash provided by (used in) financing activities	140	(13)
Effect of exchange rates on cash	3	—

Net increase in cash and cash equivalents	$—	$4

In the first half of fiscal 2011 we utilized cash from operating activities and borrowings under our Senior Credit Facility to fund the $158 million of cash used in the Mastervolt acquisition. We generated $20 million of cash from operating activities, reflecting improved earnings from continuing operations, a build in working capital to support business growth, and the payment of fiscal 2010 employee incentive compensation.

Primary Working Capital Management

We use primary working capital as a percentage of sales (“PWC %”) as a key indicator of working capital management efficiency. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric (in millions):

	February 28, 2011	PWC%	February 28, 2010	PWC%
Accounts receivable, net	$220	16%	$175	16%
Inventory, net	196	15%	138	13%
Accounts payable	(146)	-11%	(108)	-10%

Net primary working capital	$270	20%	$205	19%

Our net primary working capital percentage increased modestly year-over-year from 19% to 20%, primarily due to the Mastervolt acquisition and a conscious effort to increase inventory in certain businesses to meet growing customer demand.

Liquidity

The Senior Credit Facility, which was amended and extended during the second quarter of fiscal 2011, includes a $600 million revolving credit line and a $100 million term loan. At February 28, 2011, the borrowing spread on LIBOR based borrowings was 2.00% on outstanding revolving credit and term loan borrowings. There are no required principal repayments under the term loan until March 31, 2012. At February 28, 2011, we had $40 million of cash and cash equivalents, over $550 million of unused capacity and $395 million of availability under the revolver. We believe that this availability combined with our existing cash on hand and operating cash flows will be adequate to meet operating, debt service, acquisition funding and capital expenditure requirements for the foreseeable future.

Holders of our 2% Convertible Notes have the option to require us to repurchase all or a portion of their 2% Convertible Notes for cash on November 15, 2013 and November 15, 2018 at a repurchase price equal to 100% of the principal amount of the 2% Convertible Notes, plus accrued interest. Holders may also convert their 2% Convertible Notes into shares of the Company’s Class A common stock prior to the scheduled maturity date. Effective November 2010, we may redeem all or part of the 2% Convertible Notes for cash, at a redemption price equal to 100% of the principal amount, plus accrued interest.

See Note 8, “Debt” in the notes to the condensed consolidated financial statements for further discussion on the 2% Convertible Notes and Senior Credit Facility.

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

In the normal course of business we have entered into certain real estate and equipment leases or have guaranteed such leases on behalf of our subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, we assigned our rights in the leases used by the former subsidiary, but were not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. We remain contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $3.2 million at February 28, 2011.

We had outstanding letters of credit of $9.1 million at February 28, 2011 and August 31, 2010, the majority of which secure self-insured workers compensation liabilities.

Contractual Obligations

Our contractual obligations are discussed in Part 1, Item 2 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2010. Our contractual obligations have not materially changed since that report was filed, except with respect to borrowings under our Senior Credit Facility, which was amended and extended on February 23, 2011. Refer to Note 8 “Debt” in the notes to the condensed consolidated financial statements for further information on scheduled debt maturities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the six months ended February 28, 2011. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ACTUANT CORPORATION
(Registrant)

Date: April 8, 2011	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur Executive Vice President and Chief Financial Officer (Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED February 28, 2011

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.1	Third Amended and Restated Credit Agreement dated February 23, 2011 among Actuant Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the agent		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from the Actuant Corporation Form 10-Q for the quarter ended February 28, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

X

*	Furnished herewith