Form 10-Q
period 2011-05-31
ACTUANT CORP
filed 2011-07-08
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

The number of shares outstanding of the registrant’s Class A Common Stock as of June 30, 2011 was 68,626,884.

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

The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	the timing, length or strength of a worldwide economic recovery;

•	the realization of anticipated cost savings from restructuring activities and other cost reduction efforts;

•

market conditions in the truck, automotive, recreational vehicle, agricultural, industrial production, oil & gas, energy, power generation, marine, solar, infrastructure, and retail Do-It Yourself (“DIY”) industries;

•	increased competition in the markets we serve and market acceptance of existing and new products;

•	our ability to successfully identify and integrate acquisitions and realize anticipated benefits from acquired companies;

•	operating margin risk due to competitive product pricing, operating efficiencies and material, labor and overhead cost increases;

•	foreign currency, interest rate and commodity risk;

•	supply chain and industry trends, including changes in purchasing and other business practices by customers;

•	regulatory and legal developments including changes to United States taxation rules, health care reform and governmental climate change initiatives;

•	our level of indebtedness, ability to comply with the financial and other covenants in our debt agreements and current credit market conditions;

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net sales	$392,777	$310,068	$1,041,887	$850,146
Cost of products sold	238,739	193,882	640,969	537,474

Gross profit	154,038	116,186	400,918	312,672
Selling, administrative and engineering expenses	88,304	69,452	242,858	199,012
Restructuring charges	862	1,356	1,595	13,409
Amortization of intangible assets	6,871	5,285	19,846	16,071

Operating profit	58,001	40,093	136,619	84,180
Financing costs, net	7,850	7,779	23,640	24,115
Other expense, net	331	315	1,276	362

Earnings from continuing operations before income tax	49,820	31,999	111,703	59,703
Income tax expense	11,460	3,706	24,540	10,255

Earnings from continuing operations	38,360	28,293	87,163	49,448
Loss from discontinued operations, net of income taxes	(2,002)	(6,458)	(16,986)	(8,602)

Net earnings	$36,358	$21,835	$70,177	$40,846

Earnings from continuing operations per share:
Basic	$0.56	$0.42	$1.28	$0.73
Diluted	$0.51	$0.39	$1.17	$0.69

Earnings per share:
Basic	$0.53	$0.32	$1.03	$0.60
Diluted	$0.49	$0.30	$0.95	$0.57

Weighted average common shares outstanding:
Basic	68,354	67,642	68,208	67,593
Diluted	75,571	74,389	75,314	74,156

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	May 31, 2011	August 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$68,299	$40,222
Accounts receivable, net	233,620	185,693
Inventories, net	213,265	146,154
Deferred income taxes	33,011	30,701
Prepaid expenses and other current assets	25,144	12,578
Current assets of discontinued operations	—	44,802

Total Current Assets	573,339	460,150
Property, Plant and Equipment
Land, buildings, and improvements	51,455	48,301
Machinery and equipment	250,041	228,270

Gross property, plant and equipment	301,496	276,571
Less: Accumulated depreciation	(190,727)	(168,189)

Property, Plant and Equipment, net	110,769	108,382
Goodwill	812,095	704,889
Other Intangibles, net	419,395	336,978
Other Long-term Assets	13,617	11,304

Total Assets	$1,929,215	$1,621,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$172,252	$130,051
Accrued compensation and benefits	55,840	53,212
Current maturities of long-term debt	1,250	—
Income taxes payable	58,749	50,318
Other current liabilities	75,852	74,561
Current liabilities of discontinued operations	—	37,695

Total Current Liabilities	363,943	345,837
Long-term Debt	465,966	367,380
Deferred Income Taxes	131,881	110,230
Pension and Postretirement Benefit Liabilities	27,723	28,072
Other Long-term Liabilities	61,839	30,463
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued and outstanding 68,620,957 and 68,056,387 shares, respectively	13,724	13,610
Additional paid-in capital	(157,290)	(175,157)
Retained earnings	1,038,558	968,373
Accumulated other comprehensive loss	(17,129)	(67,105)
Stock held in trust	(2,081)	(1,934)
Deferred compensation liability	2,081	1,934

Total Shareholders’ Equity	877,863	739,721

Total Liabilities and Shareholders’ Equity	$1,929,215	$1,621,703

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2011	2010
Operating Activities
Net earnings	$70,177	$40,846
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	38,143	39,079
Net loss (gain) on disposal of businesses	15,744	(334)
Stock-based compensation expense	8,093	6,044
Provision (benefit) for deferred income taxes	(2,298)	682
Amortization of debt discount and debt issuance costs	2,409	2,964
Other non-cash adjustments	(18)	(707)
Changes in components of working capital and other:
Accounts receivable	(27,752)	(28,555)
Expiration of accounts receivable securitization program	—	(37,106)
Inventories	(39,533)	(3,899)
Prepaid expenses and other assets	5,989	2,372
Trade accounts payable	18,400	24,680
Income taxes payable	6,904	9,235
Accrued compensation and benefits	646	16,994
Other accrued liabilities	(1,806)	(2,721)

Net cash provided by operating activities	95,098	69,574

Investing Activities
Proceeds from sale of property, plant and equipment	359	1,073
Proceeds from sale of businesses, net of transaction costs	3,463	7,516
Capital expenditures	(14,843)	(13,213)
Business acquisitions, net of cash acquired	(160,047)	(29,248)

Net cash used in investing activities	(171,068)	(33,872)

Financing Activities
Net borrowings on revolving credit facilities	14	182
Issuance of term loans	100,000	—
Repurchases of 2% Convertible Notes	(34)	(22,894)
Debt issuance costs	(5,197)	—
Stock option exercises and related tax benefits	7,285	1,692
Cash dividend	(2,716)	(2,702)

Net cash provided by (used in) financing activities	99,352	(23,722)

Effect of exchange rate changes on cash	4,695	(1,084)

Net increase in cash and cash equivalents	28,077	10,896
Cash and cash equivalents – beginning of period	40,222	11,385

Cash and cash equivalents – end of period	$68,299	$22,281

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2011.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued an update to Accounting Standards Codification (ASC) No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interm periods within those years, beginning after December 15, 2011, with earlier adoption permitted.

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

On December 10, 2010, the Company completed the acquisition of the stock of Mastervolt International Holding B.V. (“Mastervolt”) for $158.2 million of cash. Mastervolt, which is headquartered in The Netherlands, is a designer, developer and global supplier of highly innovative, branded power electronics, primarily for the solar and marine markets. Mastervolt expands the Electrical Segment’s geographic presence and product offerings to include additional technologies associated with the efficient conversion, control, storage and conditioning of electrical power. The preliminary purchase price allocation resulted in the recognition of $78.9 million of goodwill (which is not deductible for tax purposes) and $89.3 million of intangible assets including $43.8 million of customer relationships, $41.1 million of tradenames (indefinite life), $4.0 million of technology and $0.4 million of non-compete agreements.

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

The preliminary purchase price allocations for fiscal 2010 acquisitions resulted in the recognition of $37.1 million of goodwill (a portion of which is deductible for tax purposes) and $18.2 million of intangible assets, including $14.5 million of customer relationships, $2.5 million of tradenames and $1.2 million of non-compete agreements and patents.

The operating results of the acquired businesses are included in the condensed consolidated financial statements only since their respective acquisition dates.

The following unaudited pro forma results of operations of the Company for the three and nine months ended May 31, 2011 and 2010, respectively, give effect to these acquisitions as though the transactions and related financing activities had occurred on September 1, 2009 (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net sales
As reported	$392,777	$310,068	$1,041,887	$850,146
Pro forma	392,777	345,030	1,081,390	947,683
Earnings from continuing operations
As reported	$38,360	$28,293	$87,163	$49,448
Pro forma	38,360	28,971	90,370	52,968
Basic earnings per share from continuing operations
As reported	$0.56	$0.42	$1.28	$0.73
Pro forma	0.56	0.43	1.32	0.78
Diluted earnings per share from continuing operations
As reported	$0.51	$0.39	$1.17	$0.69
Pro forma	0.51	0.40	1.22	0.73

During the nine months ended May 31, 2011, the Company paid $1.9 million of deferred purchase price for acquisitions completed in a prior year. Transaction costs related to various business acquisition activities were $0.9 million for the nine months ended May 31, 2011 and $1.1 million in the comparable prior year period.

On June 2, 2011, the Company completed the acquisition of the stock of Weasler Engineering, Inc. (“Weasler”) for a purchase price of approximately $153.0 million. The purchase consideration was funded through the Company’s existing cash balances and borrowings under the revolving credit facility. Weasler, which is headquartered in West Bend, WI, is a leading global designer and manufacturer of highly engineered drive train components and systems for agriculture, lawn & turf and industrial equipment. Weasler also supplies a variety of torque limiters, high-end gear boxes, clutches and torsional dampers which will expand the product offerings of the Engineered Solutions segment.

Note 3. Discontinued Operations

During the fourth quarter of fiscal 2010, the Company committed to a plan to divest its European Electrical business (included in the Electrical Segment), which designs, manufactures and markets electrical sockets, switches and other tools and consumables predominately in the European DIY retail market. This planned divestiture was part of the Company’s portfolio management process to focus on businesses that create the most shareholder value. Weak economic conditions throughout Europe and reduced demand in the retail DIY markets, combined with the decision to divest the business, caused the Company to reduce the projected sales, operating profit and cash flows of the business, which resulted in a $36.1 million non-cash asset impairment charge to adjust the carrying value of the asset group to fair value. This impairment charge was recognized in the fourth quarter of fiscal 2010 and consisted of $24.5 million of goodwill, $2.3 million of intangible assets and $9.3 million of property, plant and equipment and other assets. On February 28, 2011, the Company completed the sale of the business for total cash proceeds of $3.5 million, net of transaction costs. As a result of the sale transaction, the Company recognized a loss on disposal of $13.7 million, including an $11.4 million charge to cover future lease payments on an unfavorable real estate lease of the divested business. As a result of certain post closing adjustments and correction of an immaterial prior period amount, the Company recorded an additional loss on the disposition of $2.0 million during the third quarter of fiscal 2011.

The results of operations for the European Electrical business are reported as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net sales	$—	$24,501	$49,305	$83,832

Loss from operations of divested businesses	—	(1,853)	(1,157)	(3,491)
Loss on disposal of businesses	(2,086)	—	(15,829)	—
Income tax benefit (expense)	84	(4,605)	—	(5,111)

Loss from discontinued operations, net of taxes	$(2,002)	$(6,458)	$(16,986)	$(8,602)

Note 4. Restructuring

During fiscal 2010 and 2009, the Company committed to various restructuring initiatives (due to the global economic downturn) including workforce reductions, plant consolidations, the transfer of production and product sourcing to lower cost plants or regions and the centralization of certain administrative functions. These restructuring actions were substantially completed by August 31, 2010. Total restructuring costs recognized, which impact all reportable segments, are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Severance and facility consolidation	$764	$636	$851	$7,914
Product line rationalization	—	92	87	839
Other restructuring costs	98	720	744	5,495

	$862	$1,448	$1,682	$14,248

A rollforward of the restructuring reserve (included in Other current liabilities and Other Long-term Liabilities in the condensed consolidated balance sheets) is as follows (in thousands):

	Nine months ended May 31,
	2011	2010
Beginning balance	$6,517	$9,282
Restructuring charges	1,682	14,248
Cash payments	(4,702)	(11,463)
Product line rationalization	(79)	(836)
Other non-cash uses of reserve	—	(4,287)
Impact of changes in foreign currency rates	138	241

Ending balance	$3,556	$7,185

The remaining restructuring related severance will be paid during the next twelve months, while facility consolidation costs (primarily reserves for future lease payments for vacated facilities) will be paid over the underlying lease terms.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by segment for the nine months ended May 31, 2011 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2010	$77,936	$240,590	$171,539	$214,824	$704,889
Business acquisition	—	—	78,859	—	78,859
Purchase accounting adjustments	3,192	248	—	—	3,440
Impact of changes in foreign currency rates	3,980	12,877	4,125	3,925	24,907

Balance as of May 31, 2011	$85,108	$253,715	$254,523	$218,749	$812,095

The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		May 31, 2011			August 31, 2010
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	16	$294,193	$67,958	$226,235	$242,384	$53,013	$189,371
Patents	13	49,788	30,242	19,546	44,987	27,264	17,723
Trademarks and tradenames	20	38,889	6,151	32,738	6,205	5,103	1,102
Non-compete agreements	4	6,346	4,527	1,819	6,220	4,171	2,049
Other	5	796	709	87	721	584	137
Indefinite lived intangible assets:
Tradenames	N/A	138,970	—	138,970	126,596	—	126,596

		$528,982	$109,587	$419,395	$427,113	$90,135	$336,978

Changes in the carrying value of intangible assets is due to the impact of foreign currency exchange rates, acquisition and divestiture activities and the reclassification of certain tradenames from indefinite lived intangibles to amortizable intangibles.

Amortization expense recorded on the intangible assets was $6.9 million and $19.8 million for the three and nine months ended May 31, 2011, respectively, and $5.3 million and $16.1 million for the three and nine months ended May 31, 2010, respectively. The Company estimates that amortization expense will approximate $6.7 million for the remainder of fiscal 2011 (excluding the recent Weasler acquisition). Amortization expense for future years is estimated to be as follows: $26.0 million in fiscal 2012, $24.3 million in 2013, $23.3 million in fiscal 2014, $23.3 million in fiscal 2015 and $176.8 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions, changes in foreign currency exchange rates or other factors.

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

Note 7. Product Warranty Costs

The Company recognizes the cost associated with its product warranties at the time of sale. The amount recognized is based on sales, historical claims rates and current claim cost experience. The following is a reconciliation of the changes in accrued product warranty (in thousands):

	Nine Months Ended May 31,
	2011	2010
Beginning balance	$7,868	$7,978
Warranty reserves of acquired business	10,870	—
Provision for warranties	7,416	3,574
Warranty payments and costs incurred	(3,664)	(3,941)
Impact of changes in foreign currency rates	1,366	(426)

Ending balance	$23,856	$7,185

Note 8. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	May 31, 2011	August 31, 2010
Senior Credit Facility
Revolver	$—	$—
Term loan	100,000	—

	100,000	—
6.875% Senior notes	249,407	249,334
Other debt	—	203

Total Senior Indebtedness	349,407	249,537
Convertible subordinated debentures (“2% Convertible Notes”)	117,809	117,843

Total debt	467,216	367,380
Less: current maturities of long-term debt	(1,250)	—

Total long-term debt, less current maturities	$465,966	$367,380

On February 23, 2011, the Company amended and extended its Senior Credit Facility, extending its maturity to February 23, 2016 and increasing total capacity from $400 million to $700 million. The amended Senior Credit Facility provides a $600 million revolving credit facility, a $100 million term loan and a $300 million expansion option. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.25% to 2.50% in the case of loans bearing interest at LIBOR and from 0.25% to 1.25% in the case of loans bearing interest at the base rate. At May 31, 2011, the borrowing spread on LIBOR based borrowings was 2.00% (aggregating to 2.41% on outstanding term loan borrowings). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.2% to 0.4% per annum. At May 31, 2011 the unused credit line under the revolver was $597.2 million, of which $454.3 million was available for borrowings. The new $100 million term loan will be repaid in quarterly installments of $1.25 million starting on March 31, 2012, increasing to $2.5 million per quarter beginning on March 31, 2013, with the remaining balance due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum fixed charge coverage ratio of 1.50:1. The Company was in compliance with all debt covenants at May 31, 2011.

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

In November 2003, the Company issued $150.0 million of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). Since 2003, the Company repurchased (for cash) $32.2 million of 2% Convertible Notes at an average price of 99.3% of par value. The remaining $117.8 million of 2% Convertible Notes, are convertible into 5,967,662 shares of Company’s Class A common stock at a conversion rate of 50.6554 shares per $1,000 of principal amount, which equates to a conversion price of approximately $19.74 per share. The 2% Convertible Notes bear interest at a rate of 2.0% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing May 16, 2011, holders also receive contingent interest as the trading price of the 2% Convertible Notes exceeded 120% of their underlying principal amount over a specified trading period, which effectively increases the interest rate from 2.0% to 2.7%. After November 2010, the Company may redeem all or part of the 2% Convertible Notes for cash at any time, at a redemption price equal to 100% of the principal amount, plus accrued interest. In addition, holders of the 2% Convertible Notes have the option to require the Company to repurchase all or a portion of their 2% Convertible Notes for cash on November 15, 2013 and November 15, 2018, at a repurchase price equal to 100% of the principal amount of the notes, plus accrued interest. Holders may also convert their 2% Convertible Notes into shares of the Company’s Class A common stock prior to the scheduled maturity date.

In the third quarter of fiscal 2011, the Company entered into interest rate swap contracts that have a total notional value of $100.0 million and have maturity dates of March 23, 2016. The interest rate swap contracts pay the Company variable interest at the three month LIBOR rate, and the Company pays the counterparties a fixed interest rate of approximately 2.06%. These interest rate swap contracts were entered into to convert $100.0 million of the Senior Credit Facility borrowings into fixed rate debt. Based on the terms of the contracts and the underlying debt, the interest rate swap contracts were determined to be effective, and thus qualify as cash flow hedges. As such, any changes in the fair value of these interest rate swap contracts are recorded in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets. The fair value of these interest rate swap contracts was $1.3 million at May 31, 2011 and recognized in Other Long-term Liabilities.

Note 9. Employee Benefit Plans

The Company provides pension benefits to certain employees of acquired domestic businesses, who were entitled to those benefits prior to acquisition, as well as certain employees of foreign businesses. Most of the U.S. defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits, while participants in most non-U.S. defined benefit plans continue to earn benefits. For the three and nine months ended May 31, 2011, the Company recognized a net periodic pension benefit cost of $0.2 million and $0.7 million, respectively, compared to $0.1 million and $0.4 million, respectively, in the same prior year periods.

Note 10. Fair Value Measurement

In accordance with ASC No. 820, “Fair Value Measurements and Disclosures,” the Company assesses the inputs used to measure the fair value of financial assets and liabilities using a three-tier hierarchy. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The Company has no financial assets or liabilities that are recorded at fair value using significant unobservable inputs (Level 3). The fair value of financial assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	May 31, 2011	August 31, 2010
Level 1 Valuation:
Cash equivalents	$11,195	$5,092
Investments	1,593	1,313

Level 2 Valuation:
Fair value of derivative instruments
Foreign currency forward contracts	$156	$207
Interest rate swap contracts	(1,285)	—

The fair value of the Company’s accounts receivable, accounts payable, short-term borrowings and variable rate long-term debt approximated book value as of May 31, 2011 and August 31, 2010 due to their short-term nature and the fact that the applicable interest rates approximated market rates of interest. The fair value of the Company’s outstanding $117.8 million 2% Convertible Notes at May 31, 2011 and August 31, 2010, was $148.6 million and $126.4 million, respectively. The fair value of the Company’s outstanding $250.0 million of Senior Notes at May 31, 2011 and August 31, 2010 was $255.0 million and $252.5 million, respectively. The fair values of the 2% Convertible Notes and Senior Notes were based on quoted market prices.

Note 11. Earnings Per Share

The reconciliations between basic and diluted earnings per share from continuing operations are as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Numerator:
Earnings from continuing operations	$38,360	$28,293	$87,163	$49,448
Plus: 2% Convertible Notes financings costs, net of income taxes	383	477	1,222	1,421

Earnings for diluted earnings per share	$38,743	$28,770	$88,385	$50,869

Denominator:
Weighted average common shares outstanding for basic earnings per share	68,354	67,642	68,208	67,593
Net effect of dilutive securities - equity based compensation plans	1,250	842	1,145	658
Net effect of 2% Convertible Notes based on the if-converted method	5,967	5,905	5,961	5,905

Weighted average common and equivalent shares outstanding for diluted earnings per share	75,571	74,389	75,314	74,156

Basic Earnings Per Share:	$0.56	$0.42	$1.28	$0.73
Diluted Earnings Per Share:	$0.51	$0.39	$1.17	$0.69

Anti-dilutive securities - equity based compensation plans (excluded from earnings per share calculation)	1,863	3,912	2,295	4,363

Note 12. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on various factors, including taxable earnings derived in foreign jurisdictions, statutory tax rates, tax planning opportunities in the various jurisdictions in which it operates, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards. Subsequent recognition, derecognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur and can be a source of variability in effective tax rates from quarter to quarter.

The effective income tax rate was 23.0% and 22.0% for the three and nine months ended May 31, 2011, respectively, and 11.6% and 17.2% for the comparable prior year periods. The lower effective income tax rates for 2011, relative to the U.S. federal statutory tax rate, reflect higher foreign tax credit utilization and increased taxable earnings in foreign jurisdictions with lower statutory tax rates. The fiscal 2010 effective tax rates were impacted by $3.1 million of favorable tax adjustments including changes in valuation allowances and the lapsing of various tax statutes of limitations.

The gross liability for unrecognized tax benefits, excluding interest and penalties, increased from $28.2 million at August 31, 2010 to $28.4 million at May 31, 2011. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. In addition, as of May 31, 2011 and August 31, 2010, the Company had liabilities totaling $5.3 million and $4.2 million, respectively, for accrued interest and penalties related to its unrecognized tax benefits.

Note 13. Other Comprehensive Income/Loss

The Company’s comprehensive income/loss is significantly impacted by the movement of the US dollar versus other global currencies, most notably the Euro and British Pound. The following table sets forth the reconciliation of net earnings to comprehensive income /loss (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net earnings	$36,358	$21,835	$70,177	$40,846
Foreign currency translation adjustment	20,114	(31,430)	47,924	(54,179)
Unrealized loss on cash flow hedges, net of income taxes	(797)	—	(797)	—
Changes in net unrealized gains/losses, net of income taxes	10	9	2,849	(177)

Comprehensive income (loss)	$55,685	$(9,586)	$120,153	$(13,510)

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

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net Sales by Segment:
Industrial	$107,759	$79,744	$284,086	$214,287
Energy	78,002	56,645	210,333	174,572
Electrical	80,329	61,967	205,901	170,958
Engineered Solutions	126,687	111,712	341,567	290,329

	$392,777	$310,068	$1,041,887	$850,146

Net Sales by Reportable Product Line:
Industrial	$107,759	$79,744	$284,086	$214,287
Energy	78,002	56,645	210,333	174,572
Electrical	80,329	61,967	205,901	170,958
Vehicle Systems	94,423	82,089	250,926	210,256
Other	32,264	29,623	90,641	80,073

	$392,777	$310,068	$1,041,887	$850,146

Operating Profit:
Industrial	$29,517	$20,374	$69,853	$44,986
Energy	13,545	7,203	32,194	22,484
Electrical	5,462	6,777	14,168	13,336
Engineered Solutions	19,977	13,170	47,203	22,218
General Corporate	(10,500)	(7,431)	(26,799)	(18,844)

	$58,001	$40,093	$136,619	$84,180

			May 31, 2011	August 31, 2010
Assets:
Industrial			$272,869	$241,036
Energy			521,448	491,053
Electrical			565,938	326,129
Engineered Solutions			459,941	434,976
General Corporate			109,019	83,707
Assets of discontinued operations			—	44,802

			$1,929,215	$1,621,703

In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisitions, divestitures, restructuring costs and related benefits. Corporate assets primarily include cash and cash equivalents, certain prepaid expenses, debt issuance costs and deferred income taxes.

Note 15. Contingencies and Litigation

The Company had outstanding letters of credit of $10.0 million and $9.1 million at May 31, 2011 and August 31, 2010, respectively, the majority of which secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $3.0 million at May 31, 2011.

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Three Months Ended May 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$45,301	$142,145	$205,331	$—	$392,777
Cost of products sold	11,904	97,584	129,251	—	238,739

Gross profit	33,397	44,561	76,080	—	154,038
Selling, administrative and engineering expenses	23,834	24,549	39,921	—	88,304
Restructuring charges	1,006	19	(163)	—	862
Amortization of intangible assets	—	3,893	2,978	—	6,871

Operating profit	8,557	16,100	33,344	—	58,001
Financing costs, net	7,850	—	—	—	7,850
Intercompany expense (income), net	(984)	4,453	(3,469)	—	—
Other expense (income), net	(3,628)	194	3,765	—	331

Earnings from continuing operations before income tax expense	5,319	11,453	33,048	—	49,820
Income tax expense	1,224	2,635	7,601	—	11,460

Net earnings from continuing operations before equity in earnings of subsidiaries	4,095	8,818	25,447	—	38,360
Equity in earnings of subsidiaries	33,136	22,368	1,232	(56,736)	—

Earnings from continuing operations	37,231	31,186	26,679	(56,736)	38,360
Loss from discontinued operations, net of income taxes	(873)	—	(1,129)	—	(2,002)

Net earnings	$36,358	$31,186	$25,550	$(56,736)	$36,358

	Three Months Ended May 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$37,788	$121,283	$150,997	$—	$310,068
Cost of products sold	12,159	86,979	94,744	—	193,882

Gross profit	25,629	34,304	56,253	—	116,186
Selling, administrative and engineering expenses	20,080	22,608	26,764	—	69,452
Restructuring charges	37	565	754	—	1,356
Amortization of intangible assets	—	3,601	1,684	—	5,285

Operating profit	5,512	7,530	27,051	—	40,093
Financing costs, net	7,681	—	98	—	7,779
Intercompany expense (income), net	(6,196)	1,418	4,778	—	—
Other expense (income), net	143	467	(295)	—	315

Earnings from continuing operations before income tax expense	3,884	5,645	22,470	—	31,999
Income tax expense	1,076	1,556	1,074	—	3,706

Net earnings from continuing operations before equity in earnings of subsidiaries	2,808	4,089	21,396	—	28,293
Equity in earnings of subsidiaries	19,027	10,983	712	(30,722)	—

Earnings from continuing operations	21,835	15,072	22,108	(30,722)	28,293
Loss from discontinued operations, net of income taxes	—	—	(6,458)	—	(6,458)

Net earnings	$21,835	$15,072	$15,650	$(30,722)	$21,835

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Nine Months Ended May 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$119,206	$388,059	$534,622	$—	$1,041,887
Cost of products sold	33,838	270,580	336,551	—	640,969

Gross profit	85,368	117,479	198,071	—	400,918
Selling, administrative and engineering expenses	62,915	72,637	107,306	—	242,858
Restructuring charges	1,109	128	358	—	1,595
Amortization of intangible assets	—	11,401	8,445	—	19,846

Operating profit	21,344	33,313	81,962	—	136,619
Financing costs, net	23,640	—	—	—	23,640
Intercompany expense (income), net	(8,412)	12,479	(4,067)	—	—
Other expense (income), net	(4,342)	162	5,438	—	1,276

Earnings from continuing operations before income tax expense	10,440	20,672	80,591	—	111,703
Income tax expense	2,374	4,608	17,558	—	24,540

Net earnings from continuing operations before equity in earnings of subsidiaries	8,066	16,064	63,033	—	87,163
Equity in earnings of subsidiaries	76,864	51,780	3,429	(132,073)	—

Earnings from continuing operations	84,930	67,844	66,462	(132,073)	87,163
Loss from discontinued operations, net of income taxes	(14,753)	—	(2,233)	—	(16,986)

Net earnings	$70,177	$67,844	$64,229	$(132,073)	$70,177

	Nine Months Ended May 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$101,328	$337,907	$410,911	$—	$850,146
Cost of products sold	31,376	246,888	259,210	—	537,474

Gross profit	69,952	91,019	151,701	—	312,672
Selling, admin and engineering expenses	52,983	65,824	80,205	—	199,012
Restructuring charges	1,502	6,176	5,731	—	13,409
Amortization of intangible assets	—	10,814	5,257	—	16,071

Operating profit	15,467	8,205	60,508	—	84,180
Financing costs, net	23,973	2	140	—	24,115
Intercompany expense (income), net	(15,803)	647	15,156	—	—
Other expense (income), net	(393)	526	229	—	362

Earnings from continuing operations before income tax expense	7,690	7,030	44,983	—	59,703
Income tax expense	2,683	1,684	5,888	—	10,255

Net earnings from continuing operations before equity in earnings of subsidiaries	5,007	5,346	39,095	—	49,448
Equity in earnings of subsidiaries	35,839	23,007	1,352	(60,198)	—

Earnings from continuing operations	40,846	28,353	40,447	(60,198)	49,448
Loss from discontinued operations, net of income taxes	—	—	(8,602)	—	(8,602)

Net earnings	$40,846	$28,353	$31,845	$(60,198)	$40,846

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	May 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets	$99,784	$159,085	$314,470	$—	$573,339
Property, Plant & Equipment, net	3,177	38,555	69,037	—	110,769
Goodwill	68,619	425,768	317,708	—	812,095
Other Intangibles, net	—	235,877	183,518	—	419,395
Investment in Subsidiaries	1,639,133	378,421	60,342	(2,077,896)	—
Intercompany Receivable	—	272,900	—	(272,900)	—
Other Long-term Assets	11,426	53	2,138	—	13,617

Total Assets	$1,822,139	$1,510,659	$947,213	$(2,350,796)	$1,929,215

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$119,199	$69,323	$175,421	$—	$363,943
Long-term Debt	465,966	—	—	—	465,966
Deferred Income Taxes	83,768	—	48,113	—	131,881
Pension and Post-retirement Benefit Liabilities	24,947	—	2,776	—	27,723
Other Long-term Liabilities	23,817	621	37,401	—	61,839
Intercompany Payable	226,579	—	46,321	(272,900)	—
Shareholders’ Equity	877,863	1,440,715	637,181	(2,077,896)	877,863

Total Liabilities and Shareholders’ Equity	$1,822,139	$1,510,659	$947,213	$(2,350,796)	$1,929,215

	August 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets	$78,548	$134,552	$247,050	$—	$460,150
Property, Plant & Equipment, net	5,166	41,226	61,990	—	108,382
Goodwill	68,969	417,914	218,006	—	704,889
Other Intangibles, net	—	242,310	94,668	—	336,978
Investment in Subsidiaries	1,511,103	319,196	115,846	(1,946,145)	—
Intercompany Receivable	—	227,792	212,847	(440,639)	—
Other Long-term Assets	8,421	130	2,753	—	11,304

Total Assets	$1,672,207	$1,383,120	$953,160	$(2,386,784)	$1,621,703

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$102,832	$60,983	$182,022	$—	$345,837
Long-term Debt	367,380	—	—	—	367,380
Deferred Income Taxes	84,694	—	25,536	—	110,230
Pension and Post-retirement Benefit Liabilities	27,144	972	(44)	—	28,072
Other Long-term Liabilities	20,257	766	9,440	—	30,463
Intercompany Payable	330,179	—	110,460	(440,639)	—
Shareholders’ Equity	739,721	1,320,399	625,746	(1,946,145)	739,721

Total Liabilities and Shareholders’ Equity	$1,672,207	$1,383,120	$953,160	$(2,386,784)	$1,621,703

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended May 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$15,423	$(2,123)	$83,331	$(1,533)	$95,098

Investing Activities
Proceeds from sale of property, plant & equipment	—	191	168	—	359
Proceeds from sale of business, net of transaction costs	—	—	3,463	—	3,463
Capital expenditures	(3,354)	(3,537)	(7,952)	—	(14,843)
Business acquisitions, net of cash acquired	—	(350)	(159,697)	—	(160,047)

Cash used in investing activities	(3,354)	(3,696)	(164,018)	—	(171,068)

Financing Activities

Net borrowings on revolver and other debt	—	—	14	—	14
Issuance of term loans	100,000	—	—	—	100,000
Intercompany loan activity	(95,141)	5,819	89,322	—	—
Open market repurchases of 2% Convertible Notes	(34)	—	—	—	(34)
Debt issuance costs	(5,197)	—	—	—	(5,197)
Stock option exercises and related tax benefits	7,285	—	—	—	7,285
Cash dividend	(2,716)	—	(1,533)	1,533	(2,716)

Cash provided by financing activities	4,197	5,819	87,803	1,533	99,352

Effect of exchange rate changes on cash	—	—	4,695	—	4,695

Net increase in cash and cash equivalents	16,266	—	11,811	—	28,077
Cash and cash equivalents - beginning of period	5,055	—	35,167	—	40,222

Cash and cash equivalents - end of period	$21,321	$—	$46,978	$—	$68,299

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended May 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$52,822	$(12,015)	$33,271	$(4,504)	$69,574

Investing Activities
Proceeds from sale of property, plant & equipment	1	416	656	—	1,073
Proceeds from sale of businesses, net of transaction costs	—	—	7,516	—	7,516
Capital expenditures	(809)	(5,087)	(7,317)	—	(13,213)
Business acquisitions, net of cash acquired	—	(9,374)	(19,874)	—	(29,248)

Cash used in investing activities	(808)	(14,045)	(19,019)	—	(33,872)

Financing Activities

Net borrowings (repayments) on revolver and other debt	1,276	—	(1,094)	—	182
Intercompany loan activity	(28,700)	30,564	(1,864)	—	—
Open market repurchases of 2% Convertible Notes	(22,894)	—	—	—	(22,894)
Stock option exercises, related tax benefits and other	1,692	—	—	—	1,692
Cash dividend	(2,702)	(4,504)	—	4,504	(2,702)

Cash provided by (used in) financing activities	(51,328)	26,060	(2,958)	4,504	(23,722)

Effect of exchange rate changes on cash	—	—	(1,084)	—	(1,084)

Net increase in cash and cash equivalents	686	—	10,210	—	10,896
Cash and cash equivalents - beginning of period	126	—	11,259	—	11,385

Cash and cash equivalents - end of period	$812	$—	$21,469	$—	$22,281

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, is a Wisconsin corporation incorporated in 1910. We are a global manufacturer of a broad range of industrial products and systems and are organized into four operating and reportable segments: Industrial, Energy, Electrical and Engineered Solutions.

Our long-term goal is to grow annual diluted earnings per share (“EPS”), excluding unusual or non-recurring items, faster than most multi-industry peers. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our financial and EPS growth goals. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. We recently expanded our LEAD efforts to include Growth and Innovation, a new process focused on growing our sales faster. Strong cash flow generation is achieved by maximizing returns on net assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund additional acquisitions and internal growth opportunities.

The comparability of the operating results for the three and nine months ended May 31, 2011 to prior year periods has been impacted by acquisitions, divestitures, changes in foreign currency exchange rates and the economic conditions that exist in the end markets we serve. Listed below are the acquisitions completed since September 1, 2009.

Business	Segment	Acquisition Date
Weasler Engineering	Engineered Solutions	June 2011
Mastervolt	Electrical	December 2010
Selantic	Energy	June 2010
Biach Industries	Energy	April 2010
Hydrospex	Industrial	April 2010
Team Hydrotec	Industrial	April 2010

The operating results of acquired businesses are included in our condensed consolidated financial statements only since their respective acquisition date. In addition to acquisitions, changes in foreign currency exchange rates also influence our financial results as approximately half of our sales are denominated in currencies other than the U.S. dollar. The year-over-year weakening of the U.S. dollar during the first nine months of fiscal 2011 has favorably impacted our operating results due to the translation of non-U.S. dollar denominated results. Restructuring costs and the related benefits from previously completed projects also impact the comparability of quarterly results. In both fiscal 2009 and 2010, in response to the global economic downturn, we took actions to address our cost structure, including workforce reductions, consolidation of facilities and the centralization of certain selling and administrative functions. These restructuring actions were substantially completed in fiscal 2010.

Results of Operations

The following table sets forth our results of operations, for the three and nine months ended May 31, 2011 and 2010 (in millions):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2011		2010		2011		2010
Net sales	$393	100%	$310	100%	$1,042	100%	$850	100%
Cost of products sold	239	61%	194	63%	641	62%	538	63%

Gross profit	154	39%	116	37%	401	38%	312	37%
Selling, administrative and engineering	88	22%	70	23%	243	23%	199	23%
Restructuring charges	1	0%	1	0%	1	0%	13	2%
Amortization of intangible assets	7	2%	5	2%	20	2%	16	2%

Operating profit	58	15%	40	13%	137	13%	84	10%
Financing costs, net	8	2%	8	3%	24	2%	24	3%
Other expense, net	1	0%	—	0%	1	0%	1	0%

Earnings before income tax expense	49	12%	32	10%	112	11%	59	7%
Income tax expense	11	3%	4	1%	25	2%	10	1%

Earnings from continuing operations	$38	10%	$28	9%	$87	8%	$49	6%

Net sales increased 27% to $393 million for the third quarter and 23% to $1,042 million for the nine months ended May 31, 2011, compared to $310 million and $850 million for the prior year three and nine month periods, respectively. Changes in foreign currency exchange rates positively impacted sales for the three and nine months ended by $11 million and $6 million, respectively. Sales generated by businesses acquired since September 1, 2009 were $31 million and $74 million, respectively, for the three and nine month periods ended May 31, 2011. Consolidated core sales growth was 14% for both the third quarter and year-to-date periods, driven by broad based improvement in the Company’s served markets, with positive core sales growth in all segments. The changes in net sales at the segment level are discussed in further detail below.

Operating profit was $58 million and $137 million for the three and nine months ended May 31, 2011, respectively, compared to $40 million and $84 million in the respective prior year periods. This year-over-year improvement was mainly driven by increased sales and production levels, favorable product mix and an improved cost structure. In addition, the three and nine month periods ended May 31, 2010 included incremental restructuring charges of $0.5 million and $13 million, respectively. The changes in operating profit at the segment level are discussed in further detail below.

Segment Results (in millions)

Our businesses provide a vast array of products and services across multiple customers and geographies which results in significant diversification to our overall business. Most end markets we serve slowed dramatically in fiscal 2009 and early fiscal 2010, as a result of the global recession. Since then, the majority of our end markets have improved, the result of economic expansion, increased worldwide demand for commodities and energy, elevated industrial manufacturing activities and increased production of vehicles for the heavy-duty truck, construction, military and agricultural markets. The long-term sales growth and profitability of our segments will depend not only on changes in end markets and the overall economic environment, but also on our ability to identify, consummate and integrate strategic acquisitions, develop innovative new products, expand our business activity geographically (developing countries) and continuously improve operational excellence. We remain focused on maintaining our financial strength by adjusting our cost structure to reflect further changes in demand levels and by proactively managing working capital and cash flow generation. Our priorities during the remainder of fiscal 2011 include the completion of integration activities related to the recent Mastervolt and Weasler acquisitions, further investments in growth initiatives and continued strong cash flow generation.

Industrial Segment

The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. During the third quarter of fiscal 2011, the segment delivered its fifth consecutive quarter of year-over-year double digit core sales growth due to robust demand across nearly all geographic regions, as orders continued to outpace sales. This increased sales volume, coupled with the benefits of previously completed restructuring actions, have driven significant year-over-year improvement in operating profits. The Industrial segment continues to focus on operational excellence, with specific focus on sourcing and supply chain management, the commercialization of new products and expansion of its business in fast growing regions and vertical markets. The following table sets forth the results of operations for the Industrial segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net sales	$108	$80	$284	$214
Operating profit	30	20	70	45
Operating profit %	27.8%	25.0%	24.6%	21.0%

Compared to the prior year, third quarter and year-to-date sales increased $28 million (35%) and $70 million (33%), respectively, due to improved core sales growth, revenue from acquisitions and the favorable effect of foreign currency rate changes. Acquisitions of Integrated Solutions businesses (Hydrospex and Team Hydrotec) contributed $9 million and $26 million of net sales for the three and nine months ended May 31, 2011, respectively. Excluding sales from these acquired businesses and the impact of the weakening U.S. dollar, core sales growth for the third quarter and first nine months of fiscal 2011 was 23% and 20%, respectively. Against a backdrop of generally improved macroeconomic conditions, the increased sales were primarily the result of new product introductions and increased global demand from distributors and end users in most served markets, but especially in mining, oil & gas and general maintenance industries.

Industrial segment operating profits reached $30 million and $70 million, respectively in the three and nine months ended May 31, 2011. Third quarter and year-to-date operating profit comparisons were favorably impacted by $0.3 million and $5 million, respectively of restructuring costs incurred in the prior year. The expansion of Industrial segment operating profit margins despite additional costs associated with growth initiatives, unfavorable acquisition mix and higher incentive compensation costs was the result of favorable product mix, a lower cost structure from past restructuring actions and increased production levels (higher absorption of fixed manufacturing costs).

Energy Segment

The Energy segment provides joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. Being a later cycle business, our Energy segment was the last of our four segments to recover from the global recession. Strong core sales growth during the quarter reflected increased global demand and easier year-over-year comparisons resulting from the lower overall levels of demand that prevailed during fiscal 2010. Worldwide requirements for energy and higher oil prices during the quarter encouraged customers and asset owners to invest in capital projects or complete previously deferred maintenance activities. As a result, we are seeing broad-based strength across this segment. The following table sets forth the results of operations for the Energy segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net sales	$78	$56	$210	$175
Operating profit	14	7	32	22
Operating profit %	17.9%	12.5%	15.2%	12.6%

Energy segment net sales for the three and nine months ended May 31, 2011 increased by $21 million (38%) and $36 million (20%), respectively, compared to the prior year periods. Excluding sales from the Selantic and Biach acquisitions and the favorable impact of foreign currency rate changes, core sales grew 22% and 10%, respectively for the third quarter and first nine months of fiscal 2011. This core sales growth was the result of increased quoting and sales activity, primarily in oil & gas markets, and improved seismic and umbilical end market demand.

Energy segment operating profit increased by $7 million (100%) to $14 million for the third quarter of fiscal 2011, while year-to-date operating profit increased by $10 million (45%) to $32 million. The year-over-year increase in operating profit margins is primarily the result of continued productivity improvements and significantly increased operating leverage, reduced restructuring charges and higher margins of newly acquired businesses.

Electrical Segment

The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, original equipment manufacturer (“OEM”), solar, utility and harsh environment markets. Despite challenging retail DIY, solar and construction end market demand, the segment returned to positive core sales growth during the third quarter of fiscal 2011, primarily as a result of modest improvement in certain North American end markets. Future results of the Electrical segment will continue to be impacted by fluctuations in commodity costs, the realization of price increases, changes in European solar feed-in tariffs and end market demand in North America. During the remainder of the year the Electrical Segment will continue to focus on successfully integrating the Mastervolt business and achieving the related cost savings and synergies. The following table sets forth the results of operations for the Electrical segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net sales	$80	$62	$206	$171
Operating profit	5	7	14	13
Operating profit %	6.3%	11.3%	6.8%	7.6%

Compared to prior year, fiscal 2011 third quarter Electrical segment net sales increased $18 million (30%) to $80 million, while year-to-date net sales increased $35 million (20%) to $206 million. Mastervolt sales were $16 million and $33 million for the three and nine months ended May 31, 2011. Excluding sales from this acquisition and favorable changes in foreign currency exchange rates, core sales increased 3% and 1% for the three and nine months ended May 31, 2011, the result of slightly improved demand in the North American marine, utility and OEM markets. Retail DIY and commercial construction markets remain weak, the result of low consumer confidence.

Electrical segment operating profit for the three and nine months ended May 31, 2011was $5 million and $14 million, respectively. Prior year third quarter and year-to-date results included $1 million and $4 million, respectively, of restructuring costs. Operating profits declined as a result of expedited freight costs, commodity cost inflation and temporary inefficiencies as we completed facility consolidations. Unfavorable mix resulting from the Mastervolt acquisition also unfavorably impacted current year operating profit margins, despite the higher sales levels and lower incentive compensation costs.

Engineered Solutions Segment

The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other industrial products. The segment continues to see strong demand from global heavy-duty truck, construction equipment and other markets which resulted in higher sales levels. As expected, year-over-year core sales growth moderated sequentially, reflecting tougher prior year comparables and a decline in convertible top actuation system sales, the result of anniversarying prior year new vehicle launches. The acquisition of Weasler Engineering in June 2011 is expected to provide future sales and earnings growth opportunities for the segment, by expanding the product offerings (primarily in the North American and European agricultural markets) and providing increased aftermarket sales opportunities. The following table sets forth the results of operations for the Engineered Solutions segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net sales	$127	$112	$342	$290
Operating profit	20	13	47	22
Operating profit %	15.7%	11.6%	13.7%	7.6%

Net sales in the Engineered Solutions segment increased by $15 million (13%), from $112 million for the three months ended May 31, 2010 to $127 million for the three months ended May 31, 2011. During the nine months ended May 31, 2011, net sales increased by $52 million (18%) from $290 million in fiscal 2010 to $342 million in fiscal 2011. Excluding the impact of the weaker U.S. dollar, core sales growth was 9% and 17%, respectively, for the third quarter and first nine months of fiscal 2011. The core sales growth reflects strong global demand from vehicle OEMs.

Engineered Solutions segment operating profit was $20 million and $47 million for the three and nine months ended May 31, 2011. Third quarter and year-to-date operating profit comparisons are favorably impacted by $0.4 million and $3 million, respectively, of restructuring costs incurred in the prior year. Operating profit margin expansion was the result of continued productivity improvements and the benefits of previously completed restructuring actions, somewhat offset by the additional costs associated with growth investments.

General Corporate

General corporate expenses for the three and nine months ended May 31, 2011 increased $3 million and $8 million, respectively, due to investments in growth initiatives, provisions for idle facilities and increased incentive compensation costs.

Restructuring

We completed substantially all of our restructuring actions by August 31, 2010. We believe that these activities (primarily workforce reductions, plant consolidations and the centralization of certain selling and administrative functions) better align our resources with strategic growth opportunities, optimize existing manufacturing capabilities, improve our overall cost structure and deliver increased free cash flow and profitability. Refer to Note 4, “Restructuring” in the notes to the condensed consolidated financial statements for further discussion.

Financing Costs, net

All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our reportable segments. The $0.5 million year-over-year decrease in financing costs for the nine months ended May 31, 2011, reflects lower interest rates on variable rate debt.

Income Taxes Expense

The effective income tax rate was 23.0% and 22.0% for the three and nine months ended May 31, 2011, respectively, and 11.6% and 17.2% for the comparable prior year periods. The lower effective income tax rates for 2011, relative to the U.S. federal statutory tax rate, reflect higher foreign tax credit utilization and increased taxable earnings in foreign jurisdictions, with lower statutory tax rates. The fiscal 2010 effective tax rates were impacted by $3.1 million of favorable tax adjustments items including changes in valuation allowances and the lapsing of various tax statutes of limitations.

Cash Flows

The following table summarizes the cash flows from operating, investing and financing activities (in millions):

	Nine months ended May 31,
	2011	2010
Net cash provided by operating activities	$95	$70
Net cash used in investing activities	(171)	(34)
Net cash provided by (used in) financing activities	99	(24)
Effect of exchange rates on cash	5	(1)

Net increase in cash and cash equivalents	$28	$11

In the first nine months of fiscal 2011 we utilized the cash provided from operating activities and new borrowings under our Senior Credit Facility to fund the $158 million of cash used in the Mastervolt acquisition. We generated $95 million of net cash from operating activities, reflecting improved earnings from continuing operations and effective working capital management which were partially offset by the payment of fiscal 2010 employee incentive compensation.

Net cash flows from operating activities, which were $70 million for the nine months ended May 31, 2010, included the receipt of various income tax refunds and the $37 million negative impact on working capital due to the accounts receivable securitization program expiration. Operating cash flows, borrowings under the Senior Credit Facility and the $8 million proceeds from divestiture activities funded $27 million of strategic acquisitions and $13 million of capital expenditures.

Primary Working Capital Management

We use primary working capital as a percentage of sales (“PWC %”) as a key indicator of working capital management efficiency. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric (in millions):

	May 31, 2011	PWC%	May 31, 2010	PWC%
Accounts receivable, net	$234	15%	$193	15%
Inventory, net	213	14%	140	11%
Accounts payable	(172)	(11)%	(120)	(10)%

Net primary working capital	$275	18%	$213	17%

Our net primary working capital percentage increased modestly year-over-year, primarily due to the Mastervolt acquisition and a conscious effort to increase inventory in certain businesses to meet growing customer demand.

Liquidity

The Senior Credit Facility, which was amended and extended during the second quarter of fiscal 2011, includes a $600 million revolving credit line and a $100 million term loan. There are no required principal repayments under the term loan until March 31, 2012. At May 31, 2011, we had $68 million of cash and cash equivalents and $597 million of unused capacity on the revolver (of which $454 million was available for borrowings). We believe that remaining revolver availability combined with our existing cash on hand and operating cash flows will be adequate to meet operating, debt service, acquisition funding and capital expenditure requirements for the foreseeable future. As discussed in Note 2, “Acquisitions,” on June 2, 2011 the Company completed the acquisition of the stock of the Weasler Engineering, Inc, which was funded through a combination of available cash and revolving credit facility borrowings.

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

In the normal course of business we have entered into certain real estate and equipment leases or have guaranteed such leases on behalf of our subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, we assigned our rights in the leases used by the former subsidiary, but were not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. We remain contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $3.0 million at May 31, 2011.

We had outstanding letters of credit of $10 million and $9 million at May 31, 2011 and August 31, 2010, respectively, the majority of which secure self-insured workers compensation liabilities.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010. There have been no significant changes in our exposure to market risk during the nine months ended May 31, 2011, except with respect to interest risk. We have earnings exposure related to interest rate changes on our outstanding floating rate debt instruments that are based on LIBOR interest rates. We periodically utilize interest rate swap agreements to manage overall financing costs and interest rate risk. As discussed in Note 8, “Debt,” at May 31, 2011 we were a party to interest rate swap agreements that converted $100 million of floating rate debt to a fixed rate of interest. A 25 basis point increase or decrease in the applicable interest rates on our unhedged variable rate debt would not have a material effect on our annual interest expense.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ACTUANT CORPORATION
(Registrant)

Date: July 8, 2011	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur Executive Vice President and Chief Financial Officer (Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED May 31, 2011

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

2.1	Stock Purchase Agreement, dated May 19, 2011 by and between ASCP-Weasler Holdings LLC, ASCP-Weasler Holdings, Inc., Weasler Engineering, Inc. and Actuant Corporation†		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101*

The following materials from the Actuant Corporation Form 10-Q for the quarter ended May 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

*	Furnished herewith
†	Portions of this exhibit are omitted and have been filed separately with the SEC pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.