Form 10-K
period 2011-08-31
ACTUANT CORP
filed 2011-10-28
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):        Yes    ☐          No    ☒

There were 68,922,419 shares of the Registrant’s Class A Common Stock outstanding as of September 30, 2011. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on February 28, 2011) held by non-affiliates of the Registrant was approximately $1,907 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 10, 2012 are incorporated by reference into Part III hereof.

Actuant Corporation provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the truck, automotive, agricultural, industrial, production automation, oil & gas, power generation, maintenance, energy, marine, solar, infrastructure, residential and commercial construction and retail electrical Do-It-Yourself (“DIY”) industries, market acceptance of existing and new products, successful integration of acquisitions and related restructuring, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor, or overhead cost increases, foreign currency risk, interest rate risk, commodity risk, the impact of geopolitical activity on the economy, economic uncertainty and the impact on the Company’s served markets, litigation matters, the Company’s ability to access capital markets, and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.

When used herein, the terms “Actuant,” “we,” “us,” “our,” and the “Company” refer to Actuant Corporation and its subsidiaries.

PART I

Item  1.    Business

General

Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, is a Wisconsin corporation incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. The Company is organized into four operating and reportable segments as follows: Industrial, Energy, Electrical and Engineered Solutions.

The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, original equipment manufacturer (“OEM”), solar, utility, marine and other harsh environment markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various on and off-highway vehicle markets, as well as a variety of other products to the industrial and agricultural markets.

Our long-term goal is to grow annual diluted earnings per share (“EPS”), excluding unusual or non-recurring items, faster than most multi-industry peers. We intend to leverage our market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our financial objectives. Our LEAD (“Lean Enterprise Across Disciplines”) operational excellence process utilizes various continuous improvement techniques to reduce costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. Our LEAD efforts also support our Growth + Innovation initiative, a new process focused on improving core sales growth. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund both strategic acquisitions and internal growth opportunities.

A significant portion of our growth has come from business acquisitions and this will continue to be an important part of our strategy in the future. For further information, see Note 2, “Acquisitions” in the notes to consolidated financial statements.

Description of Business Segments

Industrial

The Industrial segment is a leading global supplier of branded hydraulic and mechanical tools to a broad array of end markets, including general maintenance and repair, industrial, infrastructure and production automation. Its primary products include high-force hydraulic tools, highly engineered heavy lifting solutions, workholding (production automation) solutions and concrete stressing products. These hydraulic and mechanical tools are marketed primarily through our Enerpac, Simplex, Precision Sure-Lock and Milwaukee Cylinder brand names.

The high-force hydraulic and mechanical tools, including cylinders, pumps, valves, specialty tools and presses are designed to allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. Our hydraulic tools operate at very high pressures of approximately 5,000 to 12,000 pounds per square inch and are generally sold by a diverse group of industrial and specialty fluid power distributors to customers in the infrastructure, mining, steel mill, cement, rail, oil & gas and general maintenance industries. Key industrial distributors include W.W. Grainger, Applied Industrial Technologies and MSC, which collectively generate less than 10% of this segment’s sales.

In addition to providing a comprehensive line of industrial tools, the segment also provides high-force hydraulic systems (integrated solutions) to meet customer specific requirements for safe and precise control of movement and positioning. These customized heavy lifting solutions, which combine hydraulics, steel fabrication and electronic controls with engineering and application knowledge, are typically utilized in major infrastructure projects (bridges, stadiums, tunnels and offshore platforms) for heavy lifting, launching & skidding or synchronous lifting applications.

The Industrial segment has leveraged production and engineering capabilities to also offer a broad range of workholding products (work supports, swing cylinders and system components) that are marketed through distributors to the automotive, machine tool and fixture design markets. In addition, the segment designs, manufactures and distributes concrete pre- and post-tensioning products (chucks and wedges, stressing jacks and anchors) which are used by concrete tensioning system designers, fabricators and installers for the residential and commercial construction, railroad, bridge, infrastructure and mining markets.

Energy

The Energy segment provides technical products and services to the global energy markets, where safety, security, reliability and productivity are key value drivers. Products include joint integrity tools and connectors for oil & gas and power generation installations, as well as umbilical, rope and cable solutions. In addition to these products, the Energy segment also provides manpower services, including machining, engineering and maintenance activities. The products and services of the Energy segment are distributed and marketed under various brand names (principally Hydratight, D.L. Ricci, Morgrip, Cortland, FibronBX, Puget Sound Rope, Biach and Selantic) to OEMs, maintenance and service organizations and energy producers in emerging and developed countries.

Joint integrity products include hydraulic torque wrenches, bolt tensioners and portable machining equipment, which are either sold or rented to asset owners, service providers and end users. These products are used in the maintenance of bolted joints on oil rigs and platforms, wind turbines, refineries and pipelines, petrochemical installations, as well as fossil fuel and nuclear power plants to reduce customer downtime and provide increased safety and reliability. The Hydratight businesses also provide manpower services where our highly trained technicians perform bolting, machining and joint integrity work for customers. Our joint integrity business operates to world class safety standards while delivering products and services through a localized infrastructure of rental and maintenance depots. Service, product sales and rental revenue each generate approximately one-third of our joint integrity sales. This business maintains strong relationships with a variety of leading firms such as Statoil, BJ Services, Petrobras and British Petroleum.

The Energy segment also provides highly-engineered umbilical, rope and cable solutions that maximize performance, safety and efficiency for customers in the oil & gas, heavy marine, subsea, ROV and seismic markets. With its global design and manufacturing capabilities, the Cortland business is able to provide customized synthetic ropes, heavy lift slings, electro-mechanical cables and umbilicals to customers such as CGG Veritas, Expro and Sercel. These products are utilized in critical applications, often deployed in harsh environments (sub sea oil & gas production, maintenance and exploration) and are required to meet robust safety standards. Additional custom designed products are also sold to a variety of other niche markets including medical, security, aerospace and defense.

Electrical

The Electrical segment is involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, OEM, electrical distribution, power transformation and harsh environment electrical markets. Our Electrical businesses share core competencies in product branding, distribution and channel management, global sourcing and managing the logistics of SKU intensive product lines. The Electrical segment sells its products through a combination of distributors, direct sales personnel and manufacturers’ representatives.

The Electrical segment provides the retail DIY market with a variety of electrical tools and consumables such as wire strippers, electrical meters, connectors, terminals, cable ties, staples and other wire management products and conduit bending equipment under the Gardner Bender, Del City and A.W. Sperry brands. These products are sold to leading retailers such as Lowe’s, The Home Depot, Menards, True Value and Ace Hardware, as well as numerous electrical distributors and OEM’s. This segment also sells power transformation products in North America including low voltage, single-phase dry type transformers and custom toroidal transformers under the Acme Electric brand name and high voltage switches under the Turner Electric brand name. These transformers are sold through electrical wholesale distributors, as well as directly to OEMs such as Rockwell Automation, Eaton, Yaskawa and General Electric. Product offerings also include electrical components and systems for the harsh environment and marine markets under the Ancor, Marinco, Guest, Mastervolt and B.E.P Marine brand names. These products are primarily sold to various customers in the industrial, marine, power generation, industrial and retail markets, including West Marine, Applied Materials and Kohler. The acquisition of Mastervolt in fiscal 2011 increased the Electrical segment’s product offerings, including batteries, generators, battery chargers, inverters, display panels, wiring and fully integrated systems, to the global marine and European solar markets. Solar products (primarily high efficiency solar inverters for residential and small commercial applications) are sold through local distributors and installers.

Engineered Solutions

The Engineered Solutions segment is a leading global designer and assembler of customized position and motion control systems and other industrial products to various transportation and other niche markets. This segment focuses on providing technical and highly engineered products, including actuation systems, mechanical power transmission products, engine air flow management solutions, rugged electronic instrumentation and flexible power transmission systems. Products in the Engineered Solutions segment are primarily marketed directly to OEMs through a technical sales organization. Within this segment, engineering capabilities, technical service, quality and established customer relationships are key competitive advantages.

Approximately 70% of this segment’s revenue comes from the vehicle systems product line (Power-Packer, Gits and Power Gear brands), which is sold to the truck, automotive, off-highway and specialty vehicle markets. Products include hydraulic cab-tilt and latching systems which are sold to global heavy duty truck OEMs such as Volvo, Iveco, Scania and CNHTC and electro-hydraulic convertible top latching and actuation systems. The automotive convertible top actuation systems are utilized on both retractable soft and hard top vehicles manufactured by OEMs such as Daimler, Audi, Volkswagen, Renault, Peugeot, Saab, BMW, Volvo and Nissan. Our diesel engine air flow solutions, such as exhaust gas recirculation (EGR) systems, are used by diesel engine and turbocharger manufacturers to reduce emissions, improve fuel efficiency and increase horsepower. Primary end markets include heavy duty truck and off-highway equipment serving customers such as Caterpillar, DAF, Detroit Diesel, Garrett Turbochargers, Honeywell and Borg Warner. We also sell actuation systems to various specialty vehicle OEMs (principally in the defense and off-highway markets) such as Oshkosh, BAE Systems and Winnebago.

The fiscal 2011 acquisition of Weasler Engineering further diversified the Engineered Solutions segment. Weasler is a global designer and manufacturer of highly engineered drive train components and systems for agricultural, lawn & turf and industrial markets. The diverse products, technologies and engineered solutions of Weasler, Maxima Technologies, Elliott Manufacturing, Sanlo and Nielsen Sessions comprise the Other product lines within the Engineered Solutions segment. Products include severe-duty electronic instrumentation (including displays and clusters, machine controls and sensors), power transmission products (highly engineered drive train components including drive shafts, torque limiters, gearboxes and torsional dampers), custom designed flexible shafts and push pull cable assemblies, custom steel cable assemblies and a comprehensive line of case, container and industrial hardware. These products are sold to a variety of niche markets including agricultural implement, lawn & turf, construction, industrial, aerospace, material handling and security.

International Business

Our products and services are generally available worldwide, with our principal markets outside the United States being Europe and Asia. In fiscal 2011 we derived approximately 48% of our net sales from the United States, 35% from Europe, 12% from Asia and 5% from other areas. We have operations around the world and this geographic diversity allows us to draw on the skills of a global workforce, provides flexibility to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual countries and offers us an opportunity to access new markets. In addition, we believe that our future growth depends, in part, on our ability to develop products and sales opportunities that successfully target developing countries. Although international operations are subject to certain risks, we continue to believe that a global presence is key to maintaining strong relationships with many of our global customers.

Product Development and Engineering

We conduct research and development activities to develop new products, enhance the functionality, effectiveness, ease of use and reliability of our existing products and expand the applications for our products. We believe that our engineering and research & development efforts have been key drivers of our success in the marketplace. Our advanced design and engineering capabilities contribute to the development of innovative and highly engineered products, maintain our technological leadership in each segment and enhance our ability to provide customers with unique and customized solutions and products. While much research and development activity supports improvements to existing products, our engineering staff engages in research for new products and product enhancements. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide innovative products to maintain and improve our competitive position. Research and development costs are expensed as incurred, and approximated $18 million, $15 million and $16 million in fiscal 2011, 2010 and 2009, respectively. We also incur significant costs in connection with fulfilling custom orders and developing unique solutions for customer applications, which are not included in these research and development expense totals.

Through our advanced proprietary processes, with approximately 640 patents (excluding pending applications), we create products that satisfy specific customer needs and make tasks easier and more efficient for our customers. We own numerous United States and foreign patents and trademarks. No individual patent or trademark is believed to be of such importance that its termination would have a material adverse effect on our business.

Competition

The markets for all of our products are highly competitive. We provide a diverse and broad range of industrial products and systems to numerous global end markets, many of which are highly fragmented. Although we face larger competitors in several served markets, much of our competition is comprised of smaller companies that often lack the global footprint or financial resources to serve global customers. We compete for business principally on the basis of customer service, product quality, engineering, research and development expertise, and price. In addition, we believe that our competitive cost structure, strategic global sourcing capabilities and global distribution support our competitive position.

Manufacturing and Operations

While we do have extensive manufacturing capabilities including machining, stamping, injection molding and fabrication, our manufacturing primarily consists of light assembly operations. We have implemented single piece flow methodology in most of our manufacturing plants, which reduces inventory levels, lowers “re-work” costs and shortens lead times to customers. We manufacture the majority of the products we sell, but strategically source components and finished goods from an established global network of qualified suppliers. Components are purchased from a variety of suppliers, including those in low cost countries such as China, Turkey and Mexico. We have built strong relationships with our key suppliers and, while we single source certain of our components, we believe that in most cases there are several qualified alternative sources.

Raw Material Costs and Inflation

We source a wide variety of materials and components from a network of global suppliers. These items are typically available from numerous suppliers. Raw materials, such as steel, plastic resin and copper, are subject to price fluctuations, which could have a negative impact on our results. We strive to offset such cost inflation with price increases to customers and by driving operational cost reductions.

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

Order Backlogs and Seasonality

Our Industrial, Energy and Electrical segments have relatively short order-to-ship cycles, while our OEM oriented Engineered Solutions segment has a longer cycle, and therefore typically has a larger backlog. We had order backlogs of approximately $260 million and $204 million at August 31, 2011 and 2010, respectively. Substantially all orders are expected to be completed in the next twelve months. While we typically enjoy a stronger second half of our fiscal year, our consolidated sales are not subject to significant seasonal fluctuations.

Sales Percentages by Fiscal Quarter

	2011	2010
Quarter 1	22%	23%
Quarter 2	23%	23%
Quarter 3	27%	27%
Quarter 4	28%	27%

	100%	100%

Employees

At August 31, 2011, we employed approximately 6,200 individuals. Our employees are not subject to collective bargaining agreements, with the exception of approximately 375 U.S. production employees, as well as certain international employees covered by government mandated collective labor agreements. We believe we have a good working relationship with our employees.

Environmental Matters

Our operations, like those of most industrial businesses, are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those regulating discharges of hazardous materials into the air and water, the storage and disposal of such materials and the clean-up of soil and groundwater contamination. We believe that we are in substantial compliance with applicable environmental regulations. Compliance with these laws has and will require expenditures on an ongoing basis. However, environmental expenditures over the last three years have not been material. Soil and groundwater contamination has been identified at a few facilities that we operate or formerly owned or operated. We are also a party to certain state and local environmental matters, have provided environmental indemnifications for certain divested businesses, and retain responsibility for certain potential environmental liabilities. For further information, see Note 17, “Contingencies and Litigation” in the notes to consolidated financial statements.

Executive Officers of the Registrant

The names, ages and positions of all of the executive officers of the Company as of October 15, 2011 are listed below.

Name	Age	Position
Robert C. Arzbaecher	51	President and Chief Executive Officer; Chairman of the Board
William L. Axline	63	Executive Vice President—Global Customer Relationships
William S. Blackmore	55	Executive Vice President—Engineered Solutions Segment
Gustav H.P. Boel	66	Executive Vice President; Director
Mark E. Goldstein	55	Executive Vice President and Chief Operating Officer
Sheri R. Grissom	47	Executive Vice President—Global Human Resources
Brian K. Kobylinski	45	Executive Vice President—Industrial and Energy Segments
Andrew G. Lampereur	48	Executive Vice President and Chief Financial Officer
David L. Scheer	52	Executive Vice President—Electrical Segment
Theodore C. Wozniak	53	Executive Vice President—Business Development

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

William L. Axline, Executive Vice President—Global Customer Relationships. In fiscal 2011, Mr. Axline was appointed to the newly created position of Executive Vice President—Global Customer Relationships. Mr. Axline joined Actuant in January 2008 as Executive Vice President of the Electrical Segment. Prior to Actuant, Mr. Axline held the role of Executive Vice President, Chief Operating Officer of Fluidmaster, Inc. from 2003 to 2007. Prior to joining Fluidmaster, he served as President, Chief Executive Officer, of Distribution America, Inc. from 2001 to 2003 and held the role of Vice President, General Manager at Alltrade, Inc. from 1999 to 2000. Mr. Axline also had over 27 years of leadership experience with The Stanley Works.

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

Mark E. Goldstein, Executive Vice President and Chief Operating Officer. Mr. Goldstein has been Actuant’s Chief Operating Officer since fiscal 2007. He joined the Company in fiscal 2001 as the leader of the Gardner Bender business and was appointed Executive Vice President—Tools and Supplies in 2003. Prior to joining Actuant, he spent over 20 years in sales, marketing and operations management positions at The Stanley Works, most recently as President, Stanley Door Systems.

Sheri R. Grissom, Executive Vice President—Global Human Resources. Ms. Grissom joined Actuant in fiscal 2011, from Johnson Controls, where she was Vice President of Human Resources for the Service, Energy Solution and Global Workplace Solutions business. Prior to that, Ms. Grissom held increasingly responsible human resources positions with several leading global organizations including Johns Manville, McKechnie Group and General Electric. Ms. Grissom brings to Actuant over 20 years of global human resources experience.

Brian K. Kobylinski, Executive Vice President—Industrial and Energy Segments. Mr. Kobylinski joined Actuant in 1993 and progressed through a number of management roles within the Electrical Segment. He became Vice President of Business Development for Actuant in 2002 and was named Global Business Leader, Hydratight in 2005. In 2007, he was promoted to the position of Industrial and Energy Segment Leader. Prior to Actuant, Mr. Kobylinski was employed by Fort Howard Corporation and Federated Insurance.

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

David L. Scheer, Executive Vice President—Electrical Segment. Mr. Scheer joined Actuant in his current role in fiscal 2011, bringing over 25 years of experience in retail and wholesale electrical businesses. Prior to joining Actuant, Mr. Scheer was Chief Operating Officer at GranQuartz (2005-2010) and Sigma Electric Manufacturing (2002-2005). Mr. Scheer also previously held various management positions at Rexel USA, Thomas & Betts and Electroline Manufacturing.

Theodore C. Wozniak, Executive Vice President—Business Development. Mr. Wozniak joined Actuant in 2006 in his current position. Prior to joining Actuant, Mr. Wozniak held senior investment banking positions at Wachovia Securities, most recently as Managing Director of the Industrial Growth Corporate Finance Group. Mr. Wozniak was employed by Wachovia Securities for ten years. Prior to that, Mr. Wozniak held various investment banking positions at First Chicago Capital Markets and Riggs National Corporation.

Item  1A.    Risk Factors

The risk factors discussed in this section should be considered together with other information in the Form 10-K and should not be considered the only risks facing the Company.

The Company’s financial condition, results of operations, cash flows or liquidity may be adversely affected by a prolonged economic downturn or economic uncertainty.

Our businesses and operating results have been and will continue to be affected by worldwide economic conditions. The level of demand for our products depends, in part, on the general economic conditions that exist in our served end markets. A substantial portion of our revenues are derived from customers in cyclical industries (vehicles, industrial, oil & gas, marine and electrical) that typically are adversely affected by downward economic cycles. As global economic conditions deteriorate or economic uncertainty continues, our customers may experience deterioration of their businesses, which may delay or lengthen sales cycles. Unforeseen events may also require additional restructuring costs. Although we expect that the related cost savings and realization of efficiencies will offset the restructuring related costs over time, we may not achieve the net benefits. Like most industrial companies, our sensitivity to economic cycles may have a material effect on our financial condition, results of operations, cash flows and liquidity.

Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions or successfully integrate recent and future acquisitions.

A significant portion of our growth has come from strategic acquisitions of businesses. We plan to continue making acquisitions to enhance our global market position and broaden our product offerings. Our ability to successfully execute acquisitions will be impacted by a number of factors, including the availability of financing for acquisitions on terms acceptable to us, our ability to identify acquisition candidates and increased competition for acquisitions. The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Failure to effectively execute our acquisition strategy or successfully integrate the acquired businesses could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.

We may not be able to realize the anticipated benefits from acquired companies.

We may not be able to realize the anticipated benefits from acquired companies. Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the acquired business into the Company. Factors that could affect our ability to achieve these benefits include:

•	difficulties in integrating and managing personnel, financial reporting and other systems used by the acquired businesses;

•	the failure of acquired businesses to perform in accordance with our expectations;

•	failure to achieve anticipated synergies between our business units and the business units of acquired businesses;

•	the loss of customers of acquired businesses; or

•	the loss of key managers of acquired businesses.

If acquired businesses do not operate as we anticipate, it could materially impact our business, financial condition and results of operations. In addition, acquired businesses may operate in niche markets in which we have little or no experience. In such instances, we will be highly dependent on existing managers and employees to manage those businesses, and the loss of any key managers or employees of the acquired business could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

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

Our total assets reflect substantial intangible assets, primarily goodwill. At August 31, 2011, goodwill and other intangible assets totaled $1,368 million, or about 67% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could be required to recognize a non-cash charge to operating earnings for goodwill or other intangible asset impairment. Any significant goodwill or intangible asset impairment would negatively affect our financial condition and results of operations. See Note 6, “Impairment Charges” in the notes to consolidated financial statements for more information regarding impairment charges recognized in fiscal 2010 and 2009.

If the Company fails to develop new products or its customers do not accept the new products it develops, the Company’s business could be adversely affected.

Our ability to develop new products based on innovation can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products or failure to gain market acceptance of new products and technologies may reduce future sales and adversely affect our competitive position. We continue to invest in the development and marketing of new products through our Growth + Innovation process. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain competitive advantages or that we can recover major research and development expenses. If we fail to make innovations, launch products with quality problems or the market does not accept our new products, then our financial condition, results of operations, cash flows and liquidity could be adversely affected. A lack of successful new product developments may also cause customers to buy from a competitor or may cause us to have to lower our prices to compete.

Our indebtedness could harm our operating flexibility and competitive position.

We have incurred, and may in the future incur, significant indebtedness in connection with acquisitions. We have, and will continue to have, a substantial amount of debt which requires interest and principal payments. Our level of debt and the limitations imposed on us by our debt agreements could adversely affect our operating flexibility and put us at a competitive disadvantage. Our substantial debt level may adversely affect our future performance.

Our ability to make scheduled principal and interest payments, refinance our indebtedness and satisfy our other debt and lease obligations will depend upon our future operating performance and credit market conditions, which could be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financings will be available to us on favorable terms, or at all, for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, our business, financial condition and results of operations will be adversely affected.

Our ability to service our debt obligations would be harmed if we fail to comply with the financial and other covenants in our debt agreements.

Our senior credit agreement and our other debt agreements contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in us being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. Borrowings under our senior credit facility are secured by most domestic personal property assets and are guaranteed by most of our domestic subsidiaries and by a pledge of the stock of most of our domestic subsidiaries and certain foreign subsidiaries. If borrowings under our senior credit facility were declared or became due and payable immediately as the result of an event of default and we were unable to repay or refinance those borrowings, the lenders could foreclose on the pledged assets and stock. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant decrease in our liquidity and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, when due, which could seriously harm our business.

Our businesses operate in highly competitive markets, so we may be forced to cut prices or incur additional costs.

Our businesses generally face substantial competition in each of their respective markets. We may lose market share in certain businesses or be forced to reduce prices or incur increased costs. We compete on the basis of product design, quality, availability, performance, customer service and price. Present or future competitors may have greater financial, technical or other resources which could put us at a competitive disadvantage.

Our international operations pose currency and other risks.

We continue to focus on penetrating global markets as part of our overall growth strategy and expect sales from and into foreign markets to continue to represent a significant portion of our revenue. In addition, many of the Company’s manufacturing operations and suppliers are located outside the United States. Our international operations present special risks, primarily from currency exchange rate fluctuations, exposure to local economic and political conditions, export and import restrictions, controls on repatriation of cash and exposure to local political conditions. In particular, our results of operations have been significantly affected by fluctuations in foreign currency exchange rates, especially the euro and British pound. For example, since approximately one-third of our revenue is generated in Europe, the weakening of the U.S. dollar against the euro and British pound in fiscal 2011 favorably impacted our results of operations due to the translation of non-U.S. dollar denominated revenues. In addition, there have been several proposals to reform international taxation rules in the United States. We earn a substantial portion of our income from international operations and therefore changes to United States international tax rules may have a material adverse effect on future results of operations or liquidity. To the extent that we expand our international presence, these risks may increase.

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

The primary raw materials that we use include steel, plastic resin, copper, brass, steel wire and rubber. Most of our suppliers are not currently parties to long-term contracts with us. Consequently, we are vulnerable to fluctuations in prices of such raw materials. If market prices for certain materials such as steel, plastic resin and copper rise, it could have a negative effect on our operating results and ability to manufacture our respective products on a timely basis. Factors such as supply and demand, freight costs and transportation availability, inventory levels, the level of imports and general economic conditions may affect the prices of raw materials that we need. If we experience a significant increase in raw material prices, or if we are unable to pass along increases in raw material prices to our customers, our results of operations could be adversely affected. In addition, an increasing portion of our products are sourced from low cost regions. Changes in export laws, taxes and disruptions in transportation routes could adversely impact our results of operations.

Regulatory and legal developments including changes to United States taxation rules, health care reform and governmental climate change initiatives could negatively affect our financial performance.

Our operations and the markets we compete in are subject to numerous federal, state, local and foreign governmental laws and regulations. Existing laws and regulations may be revised or reinterpreted and new laws and regulations, including with respect to taxation, health care reform and governmental climate change initiatives, may be adopted or become applicable to us or customers. These regulations are complex, change frequently and have tended to become more stringent over time. We cannot predict the form any such new laws or regulations will take or the impact any of these laws and regulations will have on our business or operations. Any significant change in any of these regulations could reduce demand for our products or increase our cost of producing these products.

Environmental laws and regulations may result in additional costs.

We are subject to federal, state, local and foreign laws and regulations governing public and worker health and safety. Any violations of these laws by us could cause us to incur unanticipated liabilities that could harm our operating results. Pursuant to such laws, governmental authorities have required us to contribute to the cost of investigating or remediating certain matters at current or previously owned and operated sites. In addition, we provided environmental indemnities in connection with the sale of certain businesses and product lines. Liability as an owner or operator, or as an arranger for the treatment or disposal of hazardous substances, can be joint and several and can be imposed without regard to fault. There is a risk that our costs relating to these matters could be greater than what we currently expect or exceed our insurance coverage, or that additional remediation and compliance obligations could arise which require us to make material expenditures. In particular, more stringent environmental laws, unanticipated remediation requirements or the discovery of previously unknown conditions could materially harm our financial condition and operating results. We are also required to comply with various environmental laws and maintain permits, some of which are subject to discretionary renewal from time to time, for many of our businesses, and our business operations could be restricted if we are unable to renew existing permits or to obtain any additional permits that we may require.

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

Item  1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of August 31, 2011, the Company operated the following facilities in its continuing operations (square footage in thousands):

	Number of Locations
		Distribution / Sales / Admin		Square Footage
	Manufacturing		Total	Owned	Leased	Total
Industrial	8	12	20	157	496	653
Energy	11	16	27	26	485	511
Electrical	6	7	13	127	624	751
Engineered Solutions	15	3	18	677	716	1,393
Corporate and other	1	3	4	353	90	443

	41	41	82	1,340	2,411	3,751

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest locations are located in the United States, the United Kingdom, the Netherlands and China. We also maintain a presence in Australia, Austria, Brazil, Canada, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Norway, Poland, Russia, Singapore, South Korea, Spain, Turkey and the United Arab Emirates. See Note 10 “Leases” in the notes to the consolidated financial statements for information with respect to our lease commitments. In addition to the facilities above, we retain responsibility for approximately 14 owned or leased facilities that are now idle and available for sale or sublease.

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

Item 4.    (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the New York Stock Exchange under the symbol ATU. At September 30, 2011, there were 1,809 shareholders of record of Actuant Corporation common stock. The high and low sales prices of the common stock were as follows for the previous two fiscal years:

Fiscal Year	Period	High	Low
2011	June 1, 2011 to August 31, 2011	$27.65	$17.47
	March 1, 2011 to May 31, 2011	29.29	23.94
	December 1, 2010 to February 28, 2011	30.41	23.91
	September 1, 2010 to November 30, 2010	23.97	20.06

2010	June 1, 2010 to August 31, 2010	$21.74	$17.47
	March 1, 2010 to May 31, 2010	23.87	18.10
	December 1, 2009 to February 28, 2010	19.80	15.93
	September 1, 2009 to November 30, 2009	17.31	13.37

Dividends

In fiscal 2011, the Company declared a dividend of $0.04 per common share payable on October 14, 2011 to shareholders of record on September 30, 2011. In fiscal 2010, the Company declared a dividend of $0.04 per common share payable on October 15, 2010 to shareholders of record on September 30, 2010.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference.

Performance Graph:

The graph below compares the cumulative 5-year total return of Actuant Corporation’s common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Diversified Industrials index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from August 31, 2006 to August 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Actuant Corporation, the S&P 500 Index

and the Dow Jones US Diversified Industrials Index

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2011 Dow Jones & Co. All rights reserved.

	8/06	8/07	8/08	8/09	8/10	8/11
Actuant Corporation	$100.00	$135.45	$140.31	$62.94	$88.51	$89.83
S&P 500	100.00	115.14	102.31	83.63	87.74	103.97
Dow Jones US Diversified Industrials	100.00	122.28	97.10	61.98	67.34	78.03

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data

The following selected financial data has been derived from the consolidated financial statements of the Company. The data should be read in conjunction with these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended August 31,
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Statement of Earnings Data(1)(2):
Net sales	$1,445	$1,161	$1,118	$1,446	$1,274
Gross profit	556	427	388	529	452
Selling, administrative and engineering expenses	333	268	250	298	247
Restructuring charges	2	15	19	—	—
Impairment charges	—	—	31	—	—
Amortization of intangible assets	27	22	20	14	10
Operating profit	194	122	68	217	195
Earnings from continuing operations	125	70	26	126	114

Diluted earnings per share from continuing operations	$1.68	$0.97	$0.43	$1.98	$1.83
Cash dividends per share	0.04	0.04	0.04	0.04	0.04

Diluted weighted average common shares outstanding	75,305	74,209	66,064	64,833	63,628

Balance Sheet Data (at end of period)(2):
Total assets	$2,057	$1,622	$1,568	$1,668	$1,501
Total debt	525	367	400	574	562

(1)	Results are from continuing operations and exclude the financial results of previously divested businesses (European Electrical, Acme Aerospace and BH Electronics).
(2)	We have completed various acquisitions that impact the comparability of the selected financial data. The results of operations for these acquisitions are included in our financial results for the period subsequent to their acquisition date. The following table summarizes the significant acquisitions that were completed during the last five years:

	Segment	Date Completed	Sales(a)
Weasler Engineering, Inc.	Engineered Solutions	June 2011	$85
Mastervolt Intl. Holding B.V.	Electrical	December 2010	110
Selantic	Energy	June 2010	10
Biach Industries	Energy	April 2010	5
Hydrospex	Industrial	April 2010	25
Team Hydrotec	Industrial	April 2010	5
The Cortland Companies		September 2009
Cortland Cable Company	Energy		75
Sanlo, Inc.	Engineered Solutions		25
Superior Plant Services, LLC	Energy	March 2008	25
Templeton, Kenly & Co, Inc.	Industrial	September 2007	35
BH Electronics, Inc.	Electrical	July 2007	35
T.T. Fijnmechanica B.V.	Industrial	April 2007	10
Injectaseal Deutschland GmbH	Energy	January 2007	10
Veha Haaksbergen B.V.	Industrial	January 2007	5
Maxima Technologies	Engineered Solutions	December 2006	65

(a)	Represents approximate annual sales (in millions) at the acquisition date.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

As Discussed in Item 1, “Business,” we are a global diversified company that manufactures a broad range of industrial products and systems and are organized into four reportable segments, Industrial, Energy, Electrical and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical segment designs, manufactures and distributes a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility, marine and other harsh environment markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other products to the industrial and agricultural markets.

Our businesses provide a vast array of products and services across multiple customers and geographies which results in significant diversification to our overall enterprise. Most end markets we serve slowed dramatically in fiscal 2009 and into early fiscal 2010, as a result of the global recession. Since then, the majority of our end markets have improved, the result of increased global industrial output, improved worldwide demand for energy, elevated industrial manufacturing activities and increased production of vehicles for the heavy-duty truck, construction, military and agricultural markets. The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to identify, consummate and integrate strategic acquisitions, develop and market innovative new products, expand our business activity geographically and continuously improve operational excellence. We remain focused on maintaining our financial strength by continually adjusting our cost structure to reflect changes in demand levels, if needed, and by proactively managing working capital and cash flow generation. Our priorities during fiscal 2012 include a continued focus on operational excellence, cash flow generation and growth initiatives (new product development, market share gains and strategic acquisitions).

Results of Operations

The comparability of operating results has been impacted by acquisitions, divestitures and the economic conditions that existed in the end markets we serve. The operating results of acquired businesses are included in our consolidated financial statements only since their respective acquisition date. In addition to acquisitions, changes in foreign currency exchange rates also influence our financial results as approximately half of our sales are denominated in currencies other than the U.S. dollar. The year-over-year weakening of the U.S. dollar during fiscal 2011 favorably impacted our operating results due to the translation of non-U.S. dollar denominated results. Impairment charges, restructuring costs and the related benefits from previously completed restructuring projects also impact the comparability of financial results. Since fiscal 2009 we have taken significant actions to address our cost structure, including workforce reductions, consolidation of facilities and the centralization of certain selling and administrative functions.

Historical Financial Data (in millions)

	Year Ended August 31,
	2011		2010		2009
Statements of Earnings Data:
Net sales	$1,445	100%	$1,161	100%	$1,118	100%
Cost of products sold	889	62%	734	63%	730	65%

Gross profit	556	38%	427	37%	388	35%
Selling, administration and engineering expenses	333	23%	268	23%	250	22%
Restructuring charges	2	0%	15	1%	19	2%
Impairment charges	—	0%	—	0%	31	3%
Amortization of intangible assets	27	2%	22	2%	20	2%

Operating profit	194	13%	122	11%	68	6%
Financing costs, net	32	2%	32	3%	42	4%
Other expense (income), net	2	0%	1	0%	(1)	0%

Earnings from continuing operations before income tax expense	160	11%	89	8%	27	2%
Income tax expense	35	2%	19	2%	1	0%

Earnings from continuing operations	125	9%	70	6%	26	2%
Loss from discontinued operations, net of income taxes	(13)	-1%	(46)	-4%	(12)	-1%

Net earnings	$112	8%	$24	2%	$14	1%

Other Financial Data:
Depreciation	$25		$25		$30
Capital expenditures	23		20		21

Consolidated net sales increased by approximately $284 million (25%) from $1,161 million in fiscal 2010 to $1,445 million in fiscal 2011. Excluding the $119 million of sales from acquired businesses and the $23 million favorable impact of foreign currency exchange rate changes, fiscal 2011 consolidated core sales increased 13%. Consolidated net sales increased by approximately $43 million (4%) from $1,118 million in fiscal 2009 to $1,161 million in fiscal 2010. Excluding the $14 million of sales from acquired businesses and the $12 million favorable impact of foreign currency exchange rate changes, fiscal 2010 consolidated core sales increased 2% compared to the prior year. Changes in net sales at the segment level are discussed in further detail below.

Consolidated operating profit for fiscal 2011 was $194 million, compared with $122 million and $68 million for fiscal 2010 and 2009, respectively. In addition to the impact of economic conditions, the comparability between periods is impacted by acquisitions, the $31 million impairment charge in fiscal 2009 and the timing and amount of restructuring charges and related benefits. Changes in operating profit at the segment level are discussed in further detail below.

Segment Results

Industrial Segment

During the fourth quarter of fiscal 2011, the Industrial segment delivered its sixth consecutive quarter of year-over-year double digit core sales growth due to robust demand across nearly all geographic regions. This increased sales volume, coupled with the benefits of previous restructuring actions, drove significant year-over-year improvement in operating profits. The Industrial segment continues to focus on operational excellence (manufacturing, distribution, sourcing and supply chain management), the commercialization of new products and expansion of its business in fast growing regions and vertical markets. The following table sets forth the results of operations for the Industrial segment (in millions):

	Year Ended August 31,
	2011	2010	2009
Net Sales	$393	$300	$287
Operating Profit	98	66	67
Operating Profit %	25.0%	22.0%	23.3%

Fiscal 2011 compared to Fiscal 2010

Compared to fiscal 2010, Industrial segment net sales increased $93 million (31%) during fiscal 2011. The acquisition of two Integrated Solutions businesses (Hydrospex and Team Hydrotec) contributed $36 million of sales for the twelve months ended August 31, 2011. Excluding sales from these acquisitions and the weaker U.S. dollar ($8 million), core sales growth for fiscal 2011 was 19%. In addition to generally improved macroeconomic conditions, the increased sales were the result of new product introductions and increased demand from distributors and end users in the mining, oil & gas and general maintenance industries.

Industrial segment operating profits reached $98 million for the year ended August 31, 2011 compared to $66 million during fiscal 2010. Fiscal 2011 operating profit comparisons were favorably impacted by increased sales volumes and a $6 million reduction in restructuring costs. The expansion of the Industrial segment operating profit margin, despite unfavorable acquisition mix and additional costs associated with growth initiatives, was the result of a lower cost structure from past restructuring actions and increased production levels (higher absorption of fixed manufacturing costs).

Fiscal 2010 compared to Fiscal 2009

Fiscal 2010 Industrial segment net sales increased by $13 million (5%) to $300 million, relative to fiscal 2009. Excluding foreign currency rate changes (which favorably impacted fiscal 2010 sales by $6 million) and sales from acquired businesses, core sales declined 1% during fiscal 2010. End markets in the Industrial segment were not significantly impacted by the global economic environment until the second quarter of fiscal 2009, and therefore full year fiscal 2010 core sales comparisons were unfavorable. However, sales levels and the core sales trend improved significantly during the second half of fiscal 2010, primarily the result of increasing global demand and comparatively lower sales levels in the prior year period (due to the impact of the recession in fiscal 2009).

Industrial segment operating profit decreased by $1 million (2%) to $66 million in fiscal 2010. Despite increased sales levels, operating profit margins declined, the result of $2 million of incremental restructuring costs in fiscal 2010 (related to the consolidation of facilities), unfavorable acquisition mix and higher incentive compensation costs, somewhat offset by cost savings from restructuring actions.

Energy Segment

Being a later cycle business, our Energy segment was the last of our four segments to recover from the global recession. Strong core sales growth during fiscal 2011 (including double-digit growth in the second half of the year) reflects increased global demand and easier year-over-year comparisons resulting from the lower overall levels of demand that prevailed during fiscal 2010. Increased worldwide requirements for energy and higher oil prices during fiscal 2011 (despite recent declines) encouraged customers and asset owners to invest in capital projects or complete previously deferred maintenance activities. As a result, we experienced broad based strength across this segment in the second half of fiscal 2011. The following table sets forth the results of operations for the Energy segment (in millions):

	Year Ended August 31,
	2011	2010	2009
Net Sales	$293	$236	$260
Operating Profit	49	31	44
Operating Profit %	16.8%	13.1%	16.9%

Fiscal 2011 compared to Fiscal 2010

Energy segment net sales for the fiscal year ended August 31, 2011 increased $57 million (24%) to $293 million from $236 million a year ago. Excluding $17 million of sales from the Selantic and Biach acquisitions and the impact of foreign currency rate changes (which favorably impacted fiscal 2011 sales by $6 million), core sales increased 15%. The increase was the result of higher activity levels across nearly all of the segment’s primary markets including capital project activity in the oil & gas market, maintenance related spending in North America and emerging markets and strong sales to the power generation market.

Energy segment operating profit increased $18 million (58%) to $49 million in fiscal 2011 compared to $31 million in fiscal 2010. The year-over-year increase in operating profit margins is primarily the result of continued productivity improvements and significantly increased operating leverage, a $2 million reduction in restructuring charges and favorable acquisition mix, partially offset by higher incentive compensation costs.

Fiscal 2010 compared to Fiscal 2009

Energy segment net sales in fiscal 2010 were $236 million, a $24 million (9%) reduction compared to fiscal 2009. Excluding sales from acquired businesses and foreign currency changes (which favorably impacted fiscal 2010 sales by $2 million), core sales decreased 10% during the year. This decline reflected the continued deferral of maintenance activities at certain oil & gas installations (especially in mature refinery markets) and lower capital project based revenue. The core sales trend improved slightly during the second half of fiscal 2010 due to growth in emerging markets, alternative energy and adjacent markets.

Energy segment operating profit decreased by $13 million (30%) to $31 million for fiscal 2010. Reduced operating profits were primarily due to low sales volumes, unfavorable product mix and an additional $1 million of restructuring costs in fiscal 2010, relative to fiscal 2009.

Electrical Segment

Many of the end markets that the Electrical segment serves (including retail DIY, solar, construction and marine) continued to experience weak demand throughout fiscal 2011, the result of ongoing weak consumer confidence, low construction market spending and uncertainty in worldwide economic conditions. Future Electrical segment results will be dependent on fluctuations in commodity costs, the realization of price increases, changes in European solar feed-in tariffs and end market demand. The Electrical segment continues to focus on successfully integrating the Mastervolt business and achieving the related cost savings and synergies. The following table sets forth the results of operations for the Electrical segment (in millions):

	Year Ended August 31,
	2011	2010	2009
Net Sales	$286	$234	$242
Operating Profit	21	20	4
Operating Profit %	7.2%	8.5%	1.7%

Fiscal 2011 compared to Fiscal 2010

Compared to the prior year, fiscal 2011 Electrical segment net sales increased $52 million (22%) to $286 million, with Mastervolt contributing sales of $49 million since its acquisition in December 2010. Excluding sales from this acquisition and favorable changes in foreign currency exchange rates, core sales were flat for fiscal 2011, compared to the prior year period.

Electrical segment operating profit for fiscal 2011 was $21 million compared to $20 million in fiscal 2010. Excluding restructuring costs, operating profits declined in fiscal 2011 as a result of the timing of raw material cost increases and related customer price increases, expedited freight costs and temporary operating inefficiencies as we completed facility consolidations. Unfavorable mix, resulting from the Mastervolt acquisition, also negatively impacted current year operating profit margins, despite the higher sales levels and lower incentive compensation costs.

Fiscal 2010 compared to Fiscal 2009

Electrical segment net sales decreased by $8 million (3%) to $234 million in fiscal 2010. Foreign currency rate changes favorably impacted fiscal 2010 sales by $2 million. Excluding foreign currency rate changes, core sales declined 4% for the year, reflecting lower demand in the first half of fiscal 2010 across all end markets, especially retail DIY, commercial construction and utility markets.

Electrical segment operating profit increased by $16 million, to $20 million for fiscal 2010, including a $5 million non-cash asset impairment charge related to the harsh environment electrical business and $2 million of incremental restructuring charges. Excluding these charges, the improvement in operating profit primarily reflected restructuring related cost savings as we realized the benefits of facility consolidations, reduced headcount and the movement of production and product sourcing to low cost countries.

Engineered Solutions Segment

The Engineered Solutions segment continued to see a rebound in demand from global heavy-duty truck, construction equipment and other markets which resulted in higher sales levels. As expected, year-over-year core sales growth moderated during the second half of fiscal 2011, reflecting tougher fiscal 2010 comparables and the anniversary of prior year new vehicle launches. The acquisition of Weasler in June 2011 is expected to provide future sales and earnings growth opportunities for the segment, by expanding the product offerings (primarily in the North American and European agricultural markets) and providing increased aftermarket sales opportunities. The following table sets forth the results of operations for the Engineered Solutions segment (in millions):

	Year Ended August 31,
	2011	2010	2009
Net Sales	$473	$391	$329
Operating Profit (Loss)	64	32	(28)
Operating Profit %	13.4%	8.2%	(8.5%)

Fiscal 2011 compared to Fiscal 2010

Net sales in the Engineered Solutions segment increased by $82 million (21%) from $391 million for the year ended August 31, 2010 to $473 million in the current year. Excluding the $26 million of sales generated by the recent Weasler acquisition and the impact of the weaker U.S. dollar (which favorably impacted fiscal 2011 sales by $8 million), core sales growth was 12% for fiscal 2011. The core sales growth reflects improved demand from vehicle OEMs in the global heavy-duty truck, agriculture and construction equipment markets.

Engineered Solutions segment operating profit was $64 million during fiscal 2011 and $32 million in the prior year. Year-over-year operating profit comparisons are impacted by $3 million of fiscal 2011 purchase accounting (Weasler) charges and $4 million of restructuring costs incurred in the prior year. Operating profit margin expansion was the result of increased manufacturing volume, continued productivity improvements and the benefits of previously completed restructuring actions, somewhat offset by higher incentive compensation costs and additional costs associated with growth initiatives.

Fiscal 2010 compared to Fiscal 2009

Engineered Solutions segment net sales increased by $62 million (19%) to $391 million for fiscal 2010. Excluding the $2 million favorable impact of foreign currency rate changes and sales from acquired businesses, core sales increased 15% in fiscal 2010. The core sales increase was a result of a strong rebound in demand in the Vehicle Systems product line (new automotive platforms, growth in China and Europe truck shipments and substantially higher recreational vehicle OEM production) and the impact of prior year inventory destocking by OEMs.

Engineered Solutions segment operating profit increased by $60 million from an operating loss of $28 million in fiscal 2009 to an operating profit of $32 million for fiscal 2010. The loss from operations in fiscal 2009 included a $27 million non-cash asset impairment charge related to the RV business and an incremental $5 million of restructuring charges, relative to fiscal 2010. Excluding these charges, operating profit improved during fiscal 2010 due to increased sales and production levels (higher absorption of fixed manufacturing costs), favorable product mix, the benefits of completed restructuring activities and the favorable impact of foreign currency rate changes, which were partially offset by increased incentive compensation costs.

Restructuring Charges

In fiscal 2009, in response to the dramatic downturn in the worldwide economy, the Company committed to various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing overhead, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. These actions were substantially completed by August 31, 2010, with limited restructuring activity and expense in fiscal 2011, which primarily related to facility exit lease charges. Total restructuring costs were $2 million, $17 million and $21 million for the years ended August 31, 2011, 2010 and 2009, respectively. We believe these restructuring actions better align our resources with strategic growth opportunities, optimize existing manufacturing capabilities, improve our overall cost structure and deliver increased free cash flow and profitability. See Note 4, “Restructuring” in the notes to the consolidated financial statements for further discussion on restructuring charges.

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

Difficult economic conditions, low consumer confidence, increased unemployment and tight credit markets during the third quarter of fiscal 2009 also negatively impacted consumer discretionary spending, resulting in a substantial reduction in recreational boating industry sales. During 2009, many OEM boat builders responded to the sharp drop in demand and high levels of finished goods inventory by temporarily suspending operations as well as eliminating brands and permanently closing facilities. As a result, in the third quarter of fiscal 2009, we recognized a $32 million non-cash asset impairment charge related to the goodwill, indefinite lived intangibles and long-lived assets of the harsh environment electrical business (Electrical segment).

Financing Costs, Net

All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our segments. Net financing costs were $32 million for the years ended August 31, 2011 and 2010 and $42 million for the year ended August 31, 2009. The $10 million reduction in financing costs in fiscal 2010, relative to fiscal 2009, was the result of substantially lower average debt levels and reduced interest rates on variable rate debt.

Income Tax Expense

Our income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, tax minimization planning and our ability to utilize various tax credits and net operating loss carryforwards. The effective income tax rate for fiscal 2011 was 21.8%, compared to 21.1% and 2.3% in fiscal 2010 and 2009, respectively. The income tax expense recognized in fiscal 2011 and 2010 benefited from the utilization of foreign tax credits, increased taxable earnings in foreign jurisdictions (with statutory tax rates lower than the U.S. statutory rate) and favorable changes in valuation allowances, which were offset somewhat by unfavorable provision to return adjustments and additional provisions for unrecognized tax benefits. The lower effective tax rate in fiscal 2009 is the result of the tax benefit on the impairment and restructuring charges being recognized at the domestic tax rate (which is higher than our consolidated global effective tax rate) and the benefit of income tax reserve adjustments resulting from settling tax audits for amounts less than previously accrued and the lapsing of various tax statutes of limitations.

Discontinued Operations

Discontinued operations reflects the results of the divested European Electrical (sold in fiscal 2010), and Acme Aerospace and BH Electronics, Inc. (sold in fiscal 2009) businesses. See Note 3 “Discontinued Operations” in the notes to the consolidated financial statements for further information. The following table summarizes the results of discontinued operations (in millions):

	Year Ended August 31,
	2011	2010	2009
Net sales	$49	$106	$146

Net gain (loss) on disposal	(16)	—	18
Loss from operations of discontinued businesses(1)	(1)	(41)	(34)
Income tax benefit (expense)	4	(5)	4

Loss from discontinued operations, net of income tax	$(13)	$(46)	$(12)

(1)	Includes non-cash asset impairment charges of $36 million (European Electrical) and $27 million (BH Electronics) in fiscal 2010 and 2009, respectively.

Liquidity and Capital Resources

The following table summarizes the cash flow attributable to operating, investing and financing activities (in millions):

	Year Ended August 31,
	2011	2010	2009
Net cash provided by operating activities	$172	$121	$147
Net cash used in investing activities	(331)	(57)	(221)
Net cash provided by (used in) financing activities	158	(37)	(30)
Effect of exchange rate changes on cash	5	2	(7)

Net increase (decrease) in cash and cash equivalents	$4	$29	$(111)

During fiscal 2011 we generated $172 million of cash flow from operations reflecting improved earnings from continuing operations and effective working capital management. We utilized the cash flow from operations, borrowings under our Senior Credit Facility and the $4 million of proceeds from the sale of the European Electrical business to fund the $313 million of capital deployed on the acquisitions of Mastervolt and Weasler and $23 million of capital expenditures.

In fiscal 2010, cash flows from operating activities were $121 million. Excluding the $37 million negative impact on working capital due to the expiration of our accounts receivable securitization program, net cash provided by operating activities increased relative to the prior year as a result of increased earnings from continuing operations, effective working capital management and the receipt of income tax refunds. These operating cash flows and the $8 million of proceeds from the sale of a portion of the European Electrical product line in the second quarter of fiscal 2010, funded $46 million of acquisitions and $20 million of capital expenditures, while reducing net debt by $67 million.

Effective cash flow management during fiscal 2009 resulted in substantial cash flow from operating activities of $147 million and an improved financial position at August 31, 2009. Operating cash flows benefited from lower working capital, given the decline in sales levels. During fiscal 2009, cash flows from operations, along with the $125 million proceeds from a follow-on equity offering and $38 million of proceeds from the divestiture of two businesses, funded $239 million of business acquisitions (including the acquisition of the Cortland Companies), $21 million of capital expenditures and a net reduction in debt of $147 million.

Primary Working Capital Management

We use primary working capital (“PWC”) as a percentage of sales as a key indicator of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric (amounts in millions):

	August 31, 2011		August 31, 2010
	$	PWC %	$	PWC %
Accounts receivable, net	$224	14%	$186	15%
Inventory, net	223	14%	146	12%
Accounts payable	(170)	(11%)	(130)	(11%)

Net primary working capital	$277	17%	$202	16%

Our net primary working capital percentage increased year-over-year from 16% to 17% as of August 31, 2011, primarily due to the fiscal 2011 acquisitions and a conscious effort to increase inventory levels in certain businesses to meet growing customer demand. During fiscal 2011, excluding acquisitions and changes in foreign currency exchange rates, accounts receivable decreased $3 million and inventory increased $29 million, while accounts payable increased $7 million.

Liquidity

Our Senior Credit Facility, which was expanded and extended during the second quarter of fiscal 2011, includes a $600 million revolving credit facility, a $100 million term loan and a $300 million expansion option. There are no required principal repayments under the term loan until March 31, 2012. At August 31, 2011, we had $44 million of cash and cash equivalents and $540 million of unused capacity on the revolver (of which $523 million was available for borrowings). We believe that the remaining revolver availability combined with our existing cash on hand and anticipated operating cash flows will be adequate to meet operating, debt service, acquisition funding and capital expenditure requirements for the foreseeable future.

Holders of our 2% Convertible Notes have the option to require us to repurchase all or a portion of their 2% Convertible Notes for cash on November 15, 2013 and November 15, 2018 at a price equal to 100% of the principal amount, plus accrued interest. Holders may also convert their 2% Convertible Notes into shares of the Company’s Class A common stock prior to the scheduled maturity date under certain conditions. Effective November 2010, we have the ability to redeem all or part of the 2% Convertible Notes for cash, at a redemption price equal to 100% of the principal amount, plus accrued interest.

See Note 8, “Debt” in the notes to the consolidated financial statements for further discussion on the Senior Credit Facility and the 2% Convertible Notes.

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

Our receivables are derived from a diverse customer base in a number of industries. We have no single customer which generated 5% or more of fiscal 2011 net sales.

Capital Expenditures

The majority of our manufacturing activities consist of the assembly of components which are sourced from a variety of vendors. As a result, we believe that our capital expenditure requirements are not as extensive as many other industrial companies given the assembly nature of our operations. Capital expenditures were $23 million, $20 million and $21 million in fiscal 2011, 2010 and 2009, respectively. Capital expenditures have historically been funded by operating cash flows. Capital expenditures for fiscal 2012 are expected to be approximately $30 million.

Commitments and Contingencies

We lease certain facilities, computers, equipment and vehicles under various operating lease agreements, generally over periods ranging from one to twenty years. Under most arrangements, we pay the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable us to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. See Note 10, “Leases,” in the notes to consolidated financial statements and the “Contractual Obligations” table below for further information.

We are contingently liable for certain lease agreements entered into by businesses that were part of our former Electronics segment, which was spun-off to shareholders in fiscal 2000. Some of these businesses were subsequently sold to third parties. If any of these businesses do not fulfill their obligations under the leases, we could be liable for such leases. The present value of future minimum lease payments for these leases was $3 million at August 31, 2011.

We had outstanding letters of credit totaling $9 million at August 31, 2011 and 2010, respectively, the majority of which secure self-insured workers compensation liabilities.

Off-Balance Sheet Arrangements

As more fully discussed in Note 5, “Accounts Receivable Securitization” in the notes to consolidated financial statements, we were a party to an accounts receivable securitization arrangement under which we sold certain trade receivables to a wholly owned bankruptcy-remote special purpose subsidiary, which in turn, sold participating interests in the receivables to a third party financial institution. We did not renew the arrangement on its September 9, 2009 maturity date and, as a result, utilized availability under the Senior Credit Facility to fund the corresponding $37 million increase in accounts receivable.

Contractual Obligations

The timing of payments due under our contractual commitments is as follows (in millions):

	Payments Due
	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt	$3	$8	$10	$10	$128	$366	$525
Interest on long-term debt	23	23	23	23	21	31	144
Operating leases	22	18	15	11	8	31	105
Acquisition deferred purchase price	1	7	—	—	—	—	8

	$49	$56	$48	$44	$157	$428	$782

The above table includes deferred purchase price and contingent consideration related to acquisitions completed in fiscal 2011 and previous years.

The contractual obligation schedule for long-term debt assumes we do not call the remaining 2% Convertible Notes or have them put back to us prior to their maturity date of November 15, 2023.

Our operating lease obligations generally relate to amounts due under contracts with third party service providers. These contracts are primarily for real estate leases, information technology services (including software and hardware support services and leases) and telecommunications services. Those obligations that are not cancelable are included in the table.

We routinely issue purchase orders to numerous vendors for inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor, and as such, are excluded from the contractual obligations table.

We have long-term obligations related to our deferred compensation, pension and postretirement plans at August 31, 2011 (excluded from the contractual obligations table). Our liabilities related to these plans are summarized in Note 11, “Employee Benefit Plans” in the notes to consolidated financial statements.

As discussed in Note 12, “Income Taxes” in the notes to consolidated financial statements, we have unrecognized tax benefits of $26 million at August 31, 2011. The liability for unrecognized tax benefits was not included in the table of contractual obligations because the timing of the potential settlements of these uncertain tax positions cannot be reasonably estimated.

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

Inventories:    Inventories are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 18% and 23% of total inventories at August 31, 2011 and 2010, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the consolidated balance sheet by approximately $5 million at both August 31, 2011 and 2010, respectively.

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

Goodwill and Long-Lived Assets:    Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on our judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, we use a discounted cash flow model. The estimated fair value is compared with the carrying amount of the reporting unit, including goodwill. The annual impairment testing performed at August 31, 2011 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount and, as such, no impairment existed. Indefinite-lived intangible assets are also subject to annual impairment testing. The fair value of the indefinite lived assets, based on a relief of royalty model, are evaluated to determine if an impairment charge is required. We also review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, we perform undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Refer to Note 6, “Impairment Charges” in the notes to the consolidated financial statements for further discussion on impairment charges recognized in fiscal 2010 and 2009.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

Employee Benefit Plans:    We provide a variety of benefits to employees and former employees, including in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on an August 31 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return and health care cost trend rates. We determine the discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of our benefit obligations, with appropriate consideration of local market factors, participant demographics and benefit payment terms. At August 31, 2011 and 2010, the weighted-average discount rate on domestic benefit plans was 5.00% and 4.60%, respectively. In estimating the expected return on plan assets, we consider the historical returns on plan assets, forward-looking considerations, inflation assumptions and the impact of the management of the plans’ invested assets. Domestic benefit plan assets consist primarily of participating units in common stock, index funds and bond funds. The expected return on domestic benefit plan assets was 7.90% and 8.00% at August 31, 2011 and 2010, respectively. A 25 basis point change in the assumptions for the discount rate or expected return on plan assets would not materially change fiscal 2012 domestic benefit plan expense.

We review actuarial assumptions on an annual basis and make modifications based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. Based on information provided by independent actuaries and other relevant sources, we believe that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows. See Note 11, “Employee Benefit Plans” in the notes to the consolidated financial statements for further discussion.

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

New Accounting Pronouncements

The information required by this Item is provided in Note 1, “Summary of Significant Accounting Policies” in the notes to consolidated financial statements contained in Item 8—Financial Statements and Supplementary Data.

Item  7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and interest rates and, to a lesser extent, commodities. To reduce such risks, we selectively use financial instruments and other proactive management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading or speculative purposes. A discussion of our accounting policies for derivative financial instruments is included within Note 1, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements.

Currency Risk—We have exposure to foreign currency exchange fluctuations. Approximately 50% of our revenues are denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 55% were denominated in Euro, with the remainder denominated in British pounds and various Asian and other currencies. Our identifiable foreign currency exchange exposure results primarily from the anticipated purchase of product from affiliates and third party suppliers and from the repayment of intercompany loans between subsidiaries denominated in foreign currencies. We periodically identify areas where we do not have naturally offsetting positions and then may purchase hedging instruments to protect against anticipated exposures. At August 31, 2011 and 2010, there were no material hedging instruments oustanding related to the purchase of products from affiliates and third party suppliers. Our financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables and receivables.

Interest Rate Risk—We have earnings exposure related to interest rate changes on our outstanding floating rate debt instruments that are based on LIBOR interest rates. We have periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. As discussed in Note 8, “Debt” in the notes to the consolidated financial statements, at August 31, 2011 we were a party to interest rate swap agreements that converted $100 million of floating rate debt to a fixed rate of interest. A 25 basis point increase or decrease in the applicable interest rates on our unhedged variable rate debt would not have a material effect on our annual interest expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Actuant Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Actuant Corporation and its subsidiaries at August 31, 2011 and August 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded certain elements of the Mastervolt International Holding B.V. and Weasler Engineering, Inc. businesses from its assessment of internal control over financial reporting as of August 31, 2011 because they were acquired by the Company in purchase business combinations during the year ended August 31, 2011. Subsequent to the acquisition certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2011. We have also excluded these elements of the internal control over financial reporting of the acquired businesses from our audit of internal control over financial reporting. The Mastervolt International Holding B.V. and Weasler Engineering, Inc. businesses are wholly-owned subsidiaries whose combined total assets and total revenues, excluding integrated elements, represent 20% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2011.

/S/ PRICEWATERHOUSECOOPERS LLP

Milwaukee, WI

October 28, 2011

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Year Ended August 31,
	2011	2010	2009
Net sales	$1,445,323	$1,160,508	$1,117,625
Cost of products sold	889,424	733,256	729,398

Gross profit	555,899	427,252	388,227
Selling, administrative and engineering expenses	332,639	267,866	250,004
Restructuring charges	2,223	15,597	19,530
Impairment charges	—	—	31,321
Amortization of intangible assets	27,467	22,017	19,644

Operating profit	193,570	121,772	67,728
Financing costs, net	32,119	31,859	41,849
Other expense (income), net	2,244	711	(714)

Earnings from continuing operations before income tax	159,207	89,202	26,593
Income tax expense	34,711	18,846	611

Earnings from continuing operations	124,496	70,356	25,982
Loss from discontinued operations, net of income taxes	(12,937)	(46,325)	(12,259)

Net earnings	$111,559	$24,031	$13,723

Earnings from continuing operations per share:
Basic	$1.82	$1.04	$0.45
Diluted	$1.68	$0.97	$0.43

Earnings per share:
Basic	$1.63	$0.36	$0.24
Diluted	$1.50	$0.35	$0.24

Weighted average common shares outstanding:
Basic	68,254	67,624	58,047
Diluted	75,305	74,209	66,064

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	August 31,
	2011	2010
A S S E T S
Current Assets
Cash and cash equivalents	$44,221	$40,222
Accounts receivable, net	223,760	185,693
Inventories, net	223,235	146,154
Deferred income taxes	32,461	30,701
Prepaid expenses and other current assets	22,807	12,578
Current assets of discontinued operations	—	44,802

Total Current Assets	546,484	460,150
Property, Plant and Equipment
Land, buildings, and improvements	51,901	48,301
Machinery and equipment	263,250	228,270

Gross property, plant and equipment	315,151	276,571
Less: Accumulated depreciation	(186,502)	(168,189)

Property, Plant and Equipment, net	128,649	108,382
Goodwill	888,466	704,889
Other Intangibles, net	479,406	336,978
Other Long-term assets	13,676	11,304

Total Assets	$2,056,681	$1,621,703

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities
Trade accounts payable	$170,084	$130,051
Accrued compensation and benefits	71,639	53,212
Short-term borrowings	2,690	—
Income taxes payable	19,342	17,903
Other current liabilities	66,548	74,561
Current liabilities of discontinued operations	—	37,695

Total Current Liabilities	330,303	313,422
Long-term Debt, less current maturities	522,727	367,380
Deferred Income Taxes	165,945	110,230
Pension and Postretirement Benefit Liabilities	18,864	28,072
Other Long-term Liabilities	99,829	62,878
Shareholders’ Equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued and outstanding 68,657,234 and 68,056,387 shares, respectively	13,731	13,610
Additional paid-in capital	(154,231)	(175,157)
Retained earnings	1,077,192	968,373
Accumulated other comprehensive loss	(17,679)	(67,105)
Stock held in trust	(2,137)	(1,934)
Deferred compensation liability	2,137	1,934

Total Shareholders’ Equity	919,013	739,721

Total Liabilities and Shareholders’ Equity	$2,056,681	$1,621,703

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2011	2010	2009
Operating activities
Net earnings	$111,559	$24,031	$13,723
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	52,996	51,875	51,978
Net loss (gain) on disposal of businesses	11,695	(334)	(15,831)
Stock-based compensation expense	10,758	8,399	8,609
Provision (benefit) for deferred income taxes	6,480	(2,876)	(17,847)
Amortization of debt discount and debt issuance costs	2,904	3,969	4,531
Impairment charges	—	36,139	58,274
Other non-cash adjustments	(46)	(855)	1,585
Changes in components of working capital and other:
Accounts receivable	(2,564)	(14,507)	71,215
Expiration of accounts receivable securitization program	—	(37,106)	—
Inventories	(29,909)	(7,964)	57,963
Prepaid expenses and other assets	5,876	3,817	1,075
Trade accounts payable	7,158	32,727	(61,932)
Income taxes payable	4,155	16,000	(9,180)
Accrued compensation and benefits	12,178	27,361	(25,836)
Other accrued liabilities	(21,674)	(19,590)	8,388

Cash provided by operating activities	171,566	121,086	146,715

Investing activities
Proceeds from sale of property, plant and equipment	1,779	1,236	1,862
Proceeds from sale of businesses	3,463	7,516	38,455
Capital expenditures	(23,096)	(19,966)	(21,454)
Business acquisitions, net of cash acquired	(313,456)	(45,866)	(239,422)

Cash used in investing activities	(331,310)	(57,080)	(220,559)

Financing activities
Net borrowings (repayments) on revolver and short-term borrowings	58,204	(14,313)	16,657
Principal repayments on term loans and other debt	—	—	(270,000)
Proceeds from issuance of term loans	100,000	—	115,000
Repurchases of 2% Convertible Notes	(34)	(22,894)	(9,100)
Debt issuance costs	(5,197)	—	(9,158)
Proceeds from equity offering, net of transaction costs	—	—	124,781
Stock option exercises, related tax benefits and other	8,235	3,315	4,024
Cash dividend	(2,716)	(2,702)	(2,251)

Cash provided by (used in) financing activities	158,492	(36,594)	(30,047)

Effect of exchange rate changes on cash	5,251	1,425	(7,273)

Net increase (decrease) in cash and cash equivalents	3,999	28,837	(111,164)
Cash and cash equivalents—beginning of year	40,222	11,385	122,549

Cash and cash equivalents—end of year	$44,221	$40,222	$11,385

The accompanying notes are an integral part of these financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Shares	Amount
Balance at August 31, 2008	56,002	$11,200	$(324,898)	$936,055	$7,149	$(2,081)	$2,081	$629,506
Net earnings	—	—	—	13,723	—	—	—	13,723
Currency translation adjustments	—	—	—	—	(24,940)	—	—	(24,940)
Fair value of derivatives, net of taxes	—	—	—	—	(535)	—	—	(535)
Pension and postretirement plan funded status, net of taxes	—	—	—	—	(6,273)	—	—	(6,273)

Total comprehensive loss								(18,025)

Company stock contribution to employee benefit plans and other	228	46	5,198	—	—	—	—	5,244
Restricted stock awards	312	62	(62)	—	—	—	—	—
Issuance of common stock	10,925	2,185	122,441	—	—	—	—	124,626
Cash dividend ($0.04 per share)	—	—	—	(2,708)	—	—	—	(2,708)
Stock based compensation expense	—	—	8,609	—	—	—	—	8,609
Stock option exercises	233	47	(1,994)	—	—	—	—	(1,947)
Excess benefit on stock option exercises	—	—	1,514	—	—	—	—	1,514
Stock issued to, acquired for and distributed from rabbi trust	18	3	548	—	—	315	(315)	551

Balance at August 31, 2009	67,718	13,543	(188,644)	947,070	(24,599)	(1,766)	1,766	747,370
Net earnings	—	—	—	24,031	—	—	—	24,031
Currency translation adjustments	—	—	—	—	(34,845)	—	—	(34,845)
Fair value of derivatives, net of taxes	—	—	—	—	15	—	—	15
Pension and postretirement plan funded status, net of taxes	—	—	—	—	(7,676)	—	—	(7,676)

Total comprehensive loss								(18,475)

Company stock contribution to employee benefit plans and other	123	24	1,963	—	—	—	—	1,987
Restricted stock awards	(24)	(5)	5	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	(2,728)	—	—	—	(2,728)
Stock based compensation expense	—	—	8,875	—	—	—	—	8,875
Stock option exercises	228	46	1,686	—	—	—	—	1,732
Excess benefit on stock option exercises	—	—	756	—	—	—	—	756
Stock issued to, acquired for and distributed from rabbi trust	11	2	202	—	—	(168)	168	204

Balance at August 31, 2010	68,056	13,610	(175,157)	968,373	(67,105)	(1,934)	1,934	739,721
Net earnings	—	—	—	111,559	—	—	—	111,559
Currency translation adjustments	—	—	—	—	46,307	—	—	46,307
Fair value of derivatives, net of taxes	—	—	—	—	(2,822)	—	—	(2,822)
Pension and postretirement plan funded status adjustment, net of taxes	—	—	—	—	5,941	—	—	5,941

Total comprehensive income								160,985

Company stock contribution to employee benefit plans and other	138	29	3,050	—	—	—	—	3,079
Restricted stock awards	(31)	(7)	7	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	(2,740)	—	—	—	(2,740)
Stock based compensation expense	—	—	11,036	—	—	—	—	11,036
Stock option exercises	484	97	4,227	—	—	—	—	4,324
Excess benefit on stock option exercises	—	—	2,364	—	—	—	—	2,364
Stock issued to, acquired for and distributed from rabbi trust	10	2	242	—	—	(203)	203	244

Balance at August 31, 2011	68,657	$13,731	$(154,231)	$1,077,192	$(17,679)	$(2,137)	$2,137	$919,013

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1.    Summary of Significant Accounting Policies

Nature of Operations:    Actuant Corporation (“Actuant” or the “Company”) is a global manufacturer of a broad range of industrial products and systems, organized into four reportable segments. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical segment designs, manufactures and distributes a broad range of electrical products to the retail DIY, wholesale, original equipment manufacturer (“OEM”), solar, utility, marine and other harsh environment markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other products to the industrial and agricultural markets.

Consolidation and Presentation:    The consolidated financial statements include the accounts of the Company and its subsidiaries. Actuant consolidates companies in which it owns or controls more than fifty percent of the voting shares. The results of companies acquired or disposed of during the fiscal year are included in the consolidated financial statements from the effective date of acquisition or until the date of divestiture. All intercompany balances, transactions and profits have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

Cash Equivalents:    The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Inventories:    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (approximately 18% and 23% of total inventories in 2011 and 2010, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than the amounts in the consolidated balance sheets by approximately $5.5 million and $4.9 million at August 31, 2011 and 2010, respectively.

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

Property, Plant and Equipment:    Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from ten to forty years for buildings and improvements and two to fifteen years for machinery and equipment. Leasehold improvements are amortized over the life of the related asset or the term of the lease, whichever is shorter.

Impairment of Long-Lived and Other Intangible Assets:    The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and finite-lived intangible assets may warrant revision or that the remaining balance of the asset may not be recoverable. The

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurement of possible impairment is generally estimated by the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. If impairment is determined to exist, any related impairment loss is calculated based on the fair value of the asset. See Note 6, “Impairment Charges” for details on long-lived asset impairment charges recognized in fiscal 2010 and 2009.

Product Warranty Costs:    The Company generally offers its customers a warranty on products sold, although warranty periods vary by product type and application. The acquisition of Mastervolt during fiscal 2011 has increased the required warranty reserve, as this business has a longer base warranty period. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a reconciliation of the changes in accrued product warranty for fiscal years 2011 and 2010 (in thousands):

	2011	2010
Beginning balance	$7,868	$8,989
Warranty reserves of acquired businesses	17,457	920
Provision for warranties	9,190	5,153
Warranty payments and costs incurred	(12,662)	(5,959)
Warranty reserves of divested businesses	—	(939)
Impact of changes in foreign currency rates	1,854	(296)

Ending balance	$23,707	$7,868

Revenue Recognition:    Customer sales are recognized as revenue when the risk of loss and title pass to the customer, which is generally upon shipment. Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company maintains an accrual at the end of each period for the earned, but unpaid costs related to the programs. The Company generally does not require collateral or other security for receivables and provides for an allowance for doubtful accounts based on historical experience and a review of its existing receivables. Accounts Receivable are stated net of an allowance for doubtful accounts of $7.2 million and $7.7 million at August 31, 2011 and 2010, respectively.

Shipping and Handling Costs:    The Company records costs associated with shipping its products within cost of products sold.

Research and Development Costs:    Research and development costs consist primarily of an allocation of overall engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $17.7 million, $14.5 million and $16.2 million in fiscal 2011, 2010, and 2009 respectively. The Company also incurs significant costs in connection with fulfilling custom customer orders and executing customer applications that are not included in these research and development expense totals.

Other Income/Expense:    Other income and expense primarily consists of foreign exchange transaction (gains)/losses of $2.7 million, $1.5 million, and $(1.1) million in fiscal 2011, 2010 and 2009, respectively.

Short-term Borrowings:    Short-term borrowings consist of foreign and domestic subsidiary overdraft borrowings and the current portion of the Company’s long-term debt. Certain of the Company’s foreign subsidiaries are parties to unsecured non-committed lines of credit with various banks. Interest rates vary depending on the currency being borrowed.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financing Costs:    Financing costs represent interest expense, financing fees and amortization of debt issuance costs, net of interest income.

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

Foreign Currency Translation:    The financial statements of the Company’s foreign operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an appropriate weighted average exchange rate for each applicable period for revenues and expenses. Translation adjustments are reflected in the consolidated balance sheets and consolidated statements of shareholders’ equity caption “Accumulated Other Comprehensive Loss.”

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

New Accounting Pronouncements:    In June 2011, the Financial Accounting Standards Board (FASB) updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted.

In September 2011, the FASB issued an amendment to existing guidance on the testing of goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with earlier adoption permitted.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Acquisitions

The Company completed several business acquisitions during the last three years. All of the acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase prices reflect the future earnings and cash flow potential of these companies, as well as the complementary strategic fit and resulting synergies these businesses bring to existing operations. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed within the past twelve months and will adjust the allocations as additional information, relative to the fair values of the assets and liabilities of the acquired businesses, becomes known.

Fiscal 2011

On June 2, 2011, the Company completed the acquisition of the stock of Weasler Engineering, Inc. (“Weasler”) for $153.2 million of cash. The purchase consideration was funded through the Company’s existing cash balances and borrowings under the revolving credit facility. Weasler, which is headquartered in Wisconsin, is a leading global designer and manufacturer of highly engineered drive train components and systems for agriculture, lawn & turf and industrial equipment. Weasler also supplies a variety of torque limiters, high-end gear boxes, clutches and torsional dampers which will expand the product offerings of the Engineered Solutions segment.

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

The purchase price allocations for fiscal 2011 acquisitions resulted in the recognition of $155.9 million of goodwill (which is not deductible for tax purposes) and $157.5 million of intangible assets, including $81.5 million of customer relationships, $69.9 million of tradenames, $5.5 million of patents and technologies and $0.6 million of non-compete agreements. During fiscal 2011, the Company also paid $1.9 million of deferred purchase prices for acquisitions completed in previous years and completed a small product line acquisition for $0.2 million. The Company incurred acquisition transaction costs of $1.9 million and $1.1 million in fiscal 2011 and 2010, respectively, related to various business acquisition activities.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for the businesses acquired during fiscal 2011 (in thousands):

Total
Accounts receivable, net	$33,275
Inventories, net	44,406
Other current assets	1,182
Property, plant & equipment	18,509
Goodwill	155,864
Other intangible assets	157,474
Trade accounts payable	(26,244)
Other current liabilities	(12,225)
Deferred income taxes	(41,785)
Other non-current liabilities	(18,884)

Cash paid, net of cash acquired	$311,572

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The purchase price allocations for these acquisitions resulted in the recognition of $37.1 million of goodwill (a portion of which is deductible for tax purposes) and $18.2 million of intangible assets, including $14.5 million of customer relationships, $2.5 million of trade names, $1.2 million of non-compete agreements and patents. During fiscal 2010, the Company also paid $2.0 million of deferred purchase price for acquisitions completed in previous years and incurred acquisition transaction costs of $1.1 million related to various business acquisition activities.

Fiscal 2009

On September 26, 2008, the Company completed the acquisition of the stock of The Cortland Companies (“Cortland”) for approximately $231.2 million in cash, net of cash acquired. Cortland is a global designer, manufacturer and distributor of custom-engineered electro-mechanical cables and umbilicals, high performance synthetic ropes and value-added steel cable assemblies. The majority of the Cortland businesses are included within the Energy segment, while the steel cable assembly business (Sanlo) is included in the Other product line within the Engineered Solutions segment. The purchase price allocation resulted in $131.1 million assigned to goodwill (a portion of which is deductible for tax purposes), $17.8 million to trade names, $1.3 million to non-compete agreements, $4.3 million to patents and $81.4 million to customer relationships. The amounts assigned to non-compete agreements, patents and customer relationships are being amortized over 3, 8 and 15 years, respectively.

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma results of operations of the Company give effect to all acquisitions completed in the last three years as though the transactions and related financing activities had occurred on September 1, 2008 (in thousands, except per share amounts).

	Fiscal Year Ended August 31,
	2011	2010	2009
Net sales
As reported	$1,445,323	$1,160,508	$1,117,625
Pro forma	1,494,822	1,365,110	1,297,097
Earnings from continuing operations
As reported	$124,496	$70,356	$25,982
Pro forma	127,703	79,632	23,800
Basic earnings per share from continuing operations
As reported	$1.82	$1.04	$0.45
Pro forma	1.87	1.18	0.41
Diluted earnings per share from continuing operations
As reported	$1.68	$0.97	$0.43
Pro forma	1.74	1.10	0.40

Note 3.    Discontinued Operations

During the second quarter of fiscal 2010, the Company divested a portion of its European Electrical business (Electrical segment) for $7.5 million of cash proceeds, which resulted in a net pre-tax gain on disposal of $0.3 million. On February 28, 2011, the Company completed the sale of the remainder of the European Electrical business for total cash proceeds of $3.5 million, net of transaction costs. As a result of the sale transaction, the Company recognized a pre-tax loss on disposal of $15.8 million, including an $11.4 million charge to cover future lease payments on an unfavorable real estate lease of the divested business.

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

	Year Ended August 31,
	2011	2010	2009
Net sales	$49,305	$105,661	$145,929

Net (loss) gain on disposal	(15,829)	334	17,800
Loss from operations of divested businesses(1)	(1,157)	(41,525)	(33,933)
Income tax benefit (expense)(2)	4,049	(5,134)	3,874

Loss from discontinued operations, net of income tax	$(12,937)	$(46,325)	$(12,259)

(1)	Includes non-cash asset impairment charges of $36.1 million (European Electrical) and $27.0 million (BH Electronics) in fiscal 2010 and 2009, respectively—see Note 6, “Impairment Charges.”
(2)	Fiscal 2010 includes incremental tax expense of $4.3 million related to provision to return adjustments and the correction of prior period income tax amounts (correction amounts are immaterial to previously reported periods and the current year).

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Restructuring

In fiscal 2009, in response to the dramatic downturn in the worldwide economy, the Company committed to various restructuring initiatives including workforce reductions, plant consolidations, the transfer of production and product sourcing to lower cost plants or regions and the centralization of certain selling and administrative functions. These actions were substantially completed by August 31, 2010, with limited restructuring activity and expense in fiscal 2011, which primarily related to facility exit lease charges. Total restructuring costs recognized, which impact all segments are as follows (in thousands):

	Year Ended August 31,
	2011	2010	2009
Severance and facility consolidation	$1,459	$9,726	$15,733
Product line rationalization	87	1,096	1,313
Other restructuring costs	764	5,872	3,797

Total restructuring costs	$2,310	$16,694	$20,843

Approximately $0.1 million, $1.1 million and $1.3 million of the total restructuring cost recognized in fiscal 2011, 2010 and 2009, respectively, were reported in the Consolidated Statements of Earnings in “Cost of products sold” with the balance reported in “Restructuring charges.”

A rollforward of the restructuring reserve (included in Other Current Liabilities and Other Long-term Liabilities in the consolidated balance sheets) is as follows (in thousands):

	2011	2010
Beginning balance	$6,517	$9,282
Restructuring charges	2,310	16,694
Cash payments	(5,251)	(14,914)
Product line rationalization	(87)	(1,096)
Other non-cash uses of reserve	—	(4,571)
Impact of changes in foreign currency rates	146	1,122

Ending balance	$3,635	$6,517

Note 5.    Accounts Receivable Securitization

Historically, the Company maintained an accounts receivable securitization program under which it sold certain of its trade accounts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary which, in turn, sold participating interests in its pool of receivables to a third party financial institution. The Company did not renew the securitization program on its September 9, 2009 maturity date and as a result, utilized availability under the Senior Credit Facility to fund the corresponding $37.1 million increase in accounts receivable. Sales of trade receivables from the special purpose subsidiary totaled $352.7 million for the year ended August 31, 2009, while related cash collections during the same period totaled $608.0 million (included in operating activities in the consolidated statement of cash flows). Financing costs related to the accounts receivable securitization program were $1.6 million for the year ended August 31, 2009.

Note 6.    Impairment Charges

During the fourth quarter of fiscal 2010, the Company committed to a plan to divest its European Electrical business, which designed, manufactured and marketed electrical sockets, switches and other tools and consumables predominately in the European DIY retail market. This planned divestiture was part of the Company’s portfolio management process to focus on businesses that create the most shareholder value. Weak economic conditions throughout Europe and reduced demand in the retail DIY markets, combined with the

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decision to divest the business, caused the Company to reduce the projected sales, operating profit and cash flows of the business, which resulted in a $36.1 million non-cash asset impairment charge to adjust the carrying value of this business to fair value. This impairment charge was recognized in the fourth quarter of fiscal 2010 and consisted of the write-down of $24.5 million of goodwill, $2.3 million of intangible assets and $9.3 million of property, plant and equipment and other assets. As discussed in Note 3, “Discontinued Operations,” the Company subsequently divested the business in the second quarter of fiscal 2011.

During the third quarter of fiscal 2009, the Company recorded a $31.7 million non-cash asset impairment charge related to the goodwill, indefinite lived intangibles and long-lived assets of the harsh environment electrical business (Electrical segment). Approximately $27.0 million of the impairment charge is included in the Loss from Discontinued Operations. Poor economic conditions, low consumer confidence, increased unemployment and tight credit markets have negatively impacted consumer discretionary spending, resulting in a substantial reduction in recreational boating industry sales. OEM boat builders responded to the sharp drop in demand and high levels of finished goods inventory by suspending operations as well as eliminating brands and permanently closing facilities. These actions caused the Company to significantly reduce its projections for sales, operating profits and cash flows for the harsh environment electrical business, which resulted in a $14.4 million goodwill impairment charge, a $15.7 million impairment of intangible assets and a $1.6 million impairment of fixed assets. As discussed in Note 3, “Discontinued Operations,” the Company subsequently divested the marine OEM business, BH Electronics, in the fourth quarter of fiscal 2009.

Significant adverse developments in the recreational vehicle (“RV”) market in the first quarter of fiscal 2009 had a dramatic effect on the Company’s RV business (Engineered Solutions segment). Its financial results were negatively impacted by lower wholesale motorhome shipments by OEM’s, decreased consumer confidence and the lack of financing as a result of the global credit crisis. These factors caused the Company to significantly reduce its projections for sales, operating profits and cash flows of the RV business, and resulted in the recognition of a $26.6 million non-cash asset impairment charge. The asset impairment charge included a $22.2 million write-off of all remaining goodwill of the RV business, a $0.8 million impairment of indefinite lived intangibles (tradename) and a $3.6 million impairment of fixed assets and amortizable intangible assets.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Goodwill and other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Annual impairment tests are performed by the Company in the fourth quarter of each fiscal year. As discussed in Note 6, “Impairment Charges” total cumulative goodwill impairment charges were $61.2 million at both August 31, 2011 and 2010. The changes in the carrying amount of goodwill for the years ended August 31, 2011 and 2010 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2009	$64,688	$228,534	$199,229	$219,071	$711,522
Businesses acquired	15,630	18,071	—	—	33,701
Purchase accounting adjustments	—	1,581	—	—	1,581
Impairment charge	—	—	(24,542)	—	(24,542)
Impact of changes in foreign currency rates	(2,382)	(7,596)	(3,148)	(4,247)	(17,373)

Balance as of August 31, 2010	77,936	240,590	171,539	214,824	704,889
Businesses acquired	200	—	84,478	71,186	155,864
Purchase accounting adjustments	3,192	248	—	140	3,580
Impact of changes in foreign currency rates	4,081	11,447	4,760	3,845	24,133

Balance as of August 31, 2011	$85,409	$252,285	$260,777	$289,995	$888,466

The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	Weighted Average Amortization Period (Years)	August 31, 2011			August 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	16	$331,171	$73,215	$257,956	$242,384	$53,013	$189,371
Patents	13	51,169	31,221	19,948	44,987	27,264	17,723
Trademarks and tradenames	20	38,917	6,571	32,346	6,205	5,103	1,102
Non-compete agreements and other	4	7,362	5,671	1,691	6,941	4,755	2,186
Indefinite lived intangible assets:
Tradenames	N/A	167,465	—	167,465	126,596	—	126,596

		$596,084	$116,678	$479,406	$427,113	$90,135	$336,978

Changes in the carrying value of intangible assets are due to the impact of foreign currency exchange rate changes, acquisition and divestiture activities and the reclassification of certain tradenames from indefinite lived intangibles to amortizable intangibles. Amortization expense recorded on intangible assets for the years ended August 31, 2011, 2010 and 2009 was $27.5 million, $22.0 million and $19.7 million respectively. Amortization expense for future years is estimated to be: $28.8 million in fiscal 2012, $27.1 million in fiscal 2013, $26.0 million in fiscal 2014, $25.9 million in fiscal 2015, $25.8 million in fiscal 2016, and $178.3 million thereafter. The future amortization expense amounts represent estimates, which may change based on future acquisitions, changes in foreign currency exchange rates or other factors.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	August 31,
	2011	2010
Senior Credit Facility
Revolver	$58,000	$—
Term Loan	100,000	—

	158,000	—
6.875% Senior notes	249,432	249,334
Other debt	—	203

Total Senior Indebtedness	407,432	249,537
Convertible subordinated debentures (“2% Convertible Notes”)	117,795	117,843

Total debt	525,227	367,380
Less: current maturities of long-term debt	(2,500)	—

Total long-term debt, less current maturities	$522,727	$367,380

On February 23, 2011, the Company expanded and extended its Senior Credit Facility, extending its maturity to February 23, 2016 and increasing total capacity from $400 million to $700 million. The amended Senior Credit Facility provides a $600 million revolving credit facility, a $100 million term loan and a $300 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.25% to 2.50% in the case of loans bearing interest at LIBOR and from 0.25% to 1.25% in the case of loans bearing interest at the base rate. At August 31, 2011, the borrowing spread on LIBOR based borrowings was 1.75% (aggregating to 2.00% on outstanding term loan borrowings and 2.06% on revolver borrowings). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.2% to 0.4% per annum. At August 31, 2011 the unused credit line under the revolver was $539.7 million, of which $522.6 million was available for borrowings. The $100 million term loan will be repaid in quarterly installments of $1.25 million starting on March 31, 2012, increasing to $2.5 million per quarter beginning on March 31, 2013, with the remaining balance due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum fixed charge coverage ratio of 1.50:1. The Company was in compliance with all debt covenants at August 31, 2011.

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

In November 2003, the Company issued $150.0 million of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). Since the issuance date, the Company has repurchased (for cash) $32.2 million of 2% Convertible Notes at an average price of 99.3% of par value. The remaining $117.8 million of 2% Convertible Notes, are convertible into 5,966,953 shares of Company’s Class A common stock at a conversion rate of 50.6554 shares per $1,000 of principal amount, which equates to a conversion price of

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $19.74 per share. The 2% Convertible Notes bear interest at a rate of 2.0% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing May 16, 2011, holders also receive contingent interest as the trading price of the 2% Convertible Notes exceeded 120% of their underlying principal amount over a specified trading period, which effectively increased the interest rate from 2.0% to 2.7% for the six month period through November 15, 2011. Contingent interest is re-evaluated every six months immediately proceeding each semi-annual interest period. Since November 2010, the Company has had the ability to redeem all or part of the 2% Convertible Notes for cash at any time, at a redemption price equal to 100% of the principal amount, plus accrued interest. In addition, holders of the 2% Convertible Notes have the option to require the Company to repurchase all or a portion of their 2% Convertible Notes for cash on November 15, 2013 and November 15, 2018, at a repurchase price equal to 100% of the principal amount, plus accrued interest. Holders may also convert their 2% Convertible Notes into shares of the Company’s Class A common stock prior to the scheduled maturity date if certain conditions are met.

In the third quarter of fiscal 2011, the Company entered into interest rate swap contracts that have a total notional value of $100.0 million and have maturity dates of March 23, 2016. The interest rate swap contracts pay the Company variable interest at the three month LIBOR rate, and the Company pays the counterparties a fixed interest rate of approximately 2.06%. These interest rate swap contracts were entered into to synthetically convert $100.0 million of the Senior Credit Facility variable rate borrowings into fixed rate debt. Based on the terms of the contracts and underlying debt, the interest rate swap contracts were determined to be effective, and thus qualify as cash flow hedges. As such, any changes in the fair value of these interest rate swap contracts are recorded in accumulated other comprehensive loss in the accompanying consolidated balance sheets. The market value of these interest rate swap contracts was a $4.6 million liability at August 31, 2011 and recognized in Other Long-term Liabilities.

The Company made cash interest payments of $26.1 million, $26.8 million and $36.1 million in fiscal 2011, 2010 and 2009, respectively.

Note 9.    Fair Value Measurements

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

	August 31,
	2011	2010
Level 1 Valuation:
Cash equivalents	$1,958	$5,092
Investments	1,464	1,313

Level 2 Valuation:
Foreign currency forward contracts	$(81)	$207
Interest rate swap contracts	(4,552)	—

The fair value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value at August 31, 2011 and 2010 due to their short-term nature and the fact that the interest rates approximated year-end market rates of interest. The fair value of the Company’s outstanding $117.8 million 2% Convertible Notes at August 31, 2011 and 2010 was $127.9 million

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $126.4 million, respectively. The fair value of the Company’s outstanding $250.0 million of Senior Notes was $252.5 million at August 31, 2011 and 2010. The fair values of the 2% Convertible Notes and Senior Notes were based on the quoted market prices.

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

As of August 31, 2011, future obligations under non-cancelable operating leases (related to continuing operations) were as follows: $22.2 million in fiscal 2012; $18.1 million in fiscal 2013; $14.6 million in fiscal 2014; $10.9 million in fiscal 2015; $8.4 million in fiscal 2016; and $31.4 million thereafter. Total rental expense under operating leases was $26.4 million, $22.3 million and $28.8 million in fiscal 2011, 2010 and 2009, respectively. As discussed in Note 17, “Contingencies and Litigation” the Company is also contingently liable for certain leases entered into by a former subsidiary.

Note 11.    Employee Benefit Plans

Defined Benefit Pension Plans

The Company has several defined benefit pension plans which cover certain existing and former employees of domestic businesses it acquired, that were entitled to those benefits prior to acquisition, or existing and former employees of foreign businesses. Most of the U.S. defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s U.S. defined benefit pension plans as of the Company’s August 31 measurement date (in thousands):

	2011	2010
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$46,967	$42,281
Interest cost	2,108	2,306
Actuarial (gain) loss	(2,311)	5,275
Benefits paid	(2,334)	(2,895)

Benefit obligation at end of year	$44,430	$46,967

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$25,429	$26,786
Actual return on plan assets	2,890	1,233
Company contributions	6,427	305
Benefits paid from plan assets	(2,334)	(2,895)

Fair value of plan assets at end of year	32,412	25,429

Funded status of the plans (underfunded)	$(12,018)	$(21,538)

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides detail on the Company’s net periodic benefit costs (in thousands):

	Year ended August 31,
	2011	2010	2009
Interest cost	$2,108	$2,306	$2,483
Expected return on assets	(2,221)	(2,568)	(2,934)
Amortization of actuarial loss	669	310	78

Net benefit cost (credit)	$556	$48	$(373)

At August 31, 2011 and 2010, $12.0 million and $14.3 million, respectively, of pension plan actuarial gains and losses, which have not yet been recognized in net periodic benefit cost, were included in Accumulated Other Comprehensive Loss, net of income taxes. During fiscal 2012, $0.4 million of these actuarial gains and losses are expected to be recognized in net periodic benefit cost.

Weighted-average assumptions used to determine benefit obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2011	2010	2009
Assumptions for benefit obligations:
Discount rate	5.00%	4.60%	5.60%
Assumptions for net periodic benefit cost:
Discount rate	4.60%	5.60%	6.50%
Expected return on plan assets	8.00%	8.25%	8.50%

The Company employs a total return on investment approach for its pension plan assets whereby a mix of equities and fixed income investments are used to maximize the long-term return for plan assets, at a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Within the equity allocation, a blend of growth and value investments are maintained in a variety of market capitalizations and diversified between U.S. and non-U.S. stocks. The Company’s targeted asset allocation as a percentage of total market value is 60% to 80% equity securities and the remainder fixed income securities and cash. Cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis.

At August 31, 2011, Company’s overall expected long-term rate of return for assets in U.S. pension plans was 7.9%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The target return is based on historical returns adjusted to reflect the current view of the long-term investment market.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of all U.S. pension plan assets are determined based on quoted market prices and therefore all plan assets are determined based on Level 1 inputs, except for fixed income securities which are valued based on Level 2 inputs, as defined in Note 9, “Fair Value Measurements.” The U.S. pension plan investment allocations by asset category (in thousands):

	Year Ended August 31,
	2011	%	2010	%
Cash and cash equivalents	$5,703	17.6%	$470	1.8%

Fixed Income securities:
Government bonds	554	1.7%	405	1.6%
Corporate bonds	6,677	20.6%	7,104	27.9%
Short term funds	107	0.3%	29	0.1%

	7,338	22.6%	7,538	29.6%
Equity Securities:
U.S. Companies	14,560	44.9%	13,712	53.9%
International Companies	4,811	14.8%	3,709	14.6%

	19,371	59.8%	17,421	68.5%

Total Plan Assets	$32,412	100.0%	$25,429	100.0%

Projected benefit payments from plan assets to participants in the Company’s U.S. pension plans are approximately $2.6 million per year for fiscal 2012 through 2016 and $14.3 million in aggregate for fiscal 2017 through 2021. During fiscal 2012, the Company anticipates contributing $0.9 million to U.S. pension plans.

Non-U.S. Defined Benefit Pension Plans

The Company has several Non-U.S. defined benefit pension plans which cover certain existing and former employees of businesses outside the U.S. Most of the Non-U.S. defined benefit pension plans continue to earn additional benefits. The funded status of these plans at August 31, 2011 and 2010 is summarized as follows (in thousands):

	2011	2010
Benefit obligation	$9,035	$8,892
Fair value of plan assets	7,333	6,479

Funded status of plans (underfunded)	$(1,702)	$(2,413)

Net periodic benefit cost for these Non-U.S. plans was $0.4 million, $0.3 million and $0.4 million in fiscal 2011, 2010 and 2009, respectively. The weighted average discount rate utilized for determining the benefit obligation at August 31, 2011 and 2010 was 5.5% and 4.3%, respectively. The plan assets of these non-U.S. pension plans consist primarily of participating units in common stock and bond funds. The Company’s overall expected long-term rate of return on these investments is 4.5%. During fiscal 2012, the Company anticipates contributing $0.4 million to non-U.S. pension plans.

Other Post-Retirement Health Benefit Plans

The Company provides other post-retirement health benefits (“OPEB”) to certain existing and former employees of domestic businesses it acquired, that were entitled to those benefits prior to acquisition. These unfunded plans had a benefit obligation of $3.3 million and $3.7 million at August 31, 2011 and 2010,

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. These obligations are determined utilizing assumptions consistent with those used for U.S. pension plans and a health care cost trend rate of 8%, trending downward to 5% by the year 2018, and remaining level thereafter. Net periodic benefit costs (credit) for the other post-retirement benefits were $(0.2) million for each of the three years ended August 31, 2011, 2010, and 2009. Benefit payments from the plan are funded through participant contributions and Company contributions which are projected to be $0.3 million in fiscal 2012.

Defined Contribution Benefit Plans

The Company maintains a 401(k) Plan for substantially all full time U.S. employees (the “401(k) Plan”). Under plan provisions, the Company issues new shares of Class A Common Stock for its contributions and allocates such shares to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan. While contributions vary, the Company generally makes core contributions to employee accounts equal to 3% of each employee’s eligible annual cash compensation, subject to IRS limitations. In addition, the Company matches approximately 25% of each employee’s contribution up to 6% of the employee’s eligible compensation. Expense recognized related to the 401(k) plan totaled approximately $5.6 million, $2.7 million and $1.4 million for the years ended August 31, 2011, 2010 and 2009, respectively. The increase in expense for the year ended August 31, 2011 is the result of the full reinstatement of the core contribution, which had been temporarily suspended for fiscal 2009 and the first half of fiscal 2010 (due to adverse economic conditions).

Deferred Compensation Plan

The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current cash compensation in order to provide future savings benefits. Eligibility is limited to employees that earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment, in Company Common Stock, or a combination of the two. The fixed income portion of the plan is currently unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $15.6 million and $13.0 million are included in “Other Current Liabilities” and “Other Long-term Liabilities” on the consolidated balance sheets at August 31, 2011 and 2010, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense of $1.2 million, $1.0 million and $0.9 million for the years ended August 31, 2011, 2010 and 2009, respectively, related to interest on participant deferrals in the fixed income investment option. Company Common Stock to fund the plan is held in a rabbi trust, accounted for in a manner similar to treasury stock and is recorded at cost in “Stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value of Actuant common stock are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust was $1.0 million at both August 31, 2011 and 2010.

Long Term Incentive Plan

The Company adopted a long term incentive plan in July 2006 to provide certain executive officers with an opportunity to receive a lump sum cash incentive payment based on the attainment of a $50 per share Actuant Common Stock price appreciation target over an 8 year period. The Company recorded expense (income) of $0.1 million, $0.4 million and $(2.6) million for the years ended August 31, 2011, 2010 and 2009, respectively, pursuant to this plan. A related liability of $1.0 million and $0.9 million is included in “Other Long-term Liabilities” on the consolidated balance sheets at August 31, 2011 and 2010, respectively. As of August 31, 2011 the minimum and maximum payments available under the plan, depending on the attainment of the $50 per share stock price appreciation target, are $0 and $16.6 million, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes

Income tax expense from continuing operations is summarized as follows (in thousands):

	Year ended August 31,
	2011	2010	2009
Currently payable:
Federal	$2,402	$9,708	$—
Foreign	23,847	15,834	19,491
State	1,982	784	(1,570)

	28,231	26,326	17,921
Deferred:
Federal	15,297	(4,892)	(12,439)
Foreign	(4,639)	(2,147)	(8,053)
State	(4,178)	(441)	3,182

	6,480	(7,480)	(17,310)

Total income tax expense	$34,711	$18,846	$611

Income tax expense from continuing operations recognized in the accompanying consolidated statements of earnings differs from the amounts computed by applying the Federal income tax rate to earnings from continuing operations before income tax expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal effect	0.5	0.4	2.0
Net effect of foreign tax rates and credits	(13.1)	(23.5)	(39.3)
Restructuring and valuation allowance	(2.6)	(1.9)	15.4
Other items(1)	2.0	11.1	(10.8)

Effective income tax rate	21.8%	21.1%	2.3%

(1)	Other items for the year ended August 31, 2010 of 11.1% includes provision to return adjustments and additional provisions for unrecognized tax benefits. Other items for the year ended August 31, 2009 of (10.8%) reflects the benefit of income tax reserve adjustments resulting from settling tax audits for amounts less than previously accrued.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items (in thousands):

	Year ended August 31,
	2011	2010
Deferred income tax assets:
Operating loss and tax credit carryforwards	$19,312	$21,391
Compensation related liabilities	8,122	12,766
Postretirement benefits	7,192	11,126
Inventory	9,202	6,522
Restructuring and idle facility reserves	5,674	2,248
Book reserves and other items	16,073	12,949

Total deferred income tax assets	65,575	67,002
Valuation allowance	(7,260)	(8,542)

Net deferred income tax assets	58,315	58,460

Deferred income tax liabilities:
Depreciation and amortization	(155,022)	(107,738)
2% Convertible Note interest	(34,579)	(29,346)
Other items	(2,198)	(905)

Deferred income tax liabilities	(191,799)	(137,989)

Net deferred income tax liability	$(133,484)	$(79,529)

The valuation allowance primarily represents a reserve for foreign loss carryforwards for which utilization is uncertain. Certain of these foreign loss carryforwards may be carried forward indefinitely, with the remaining $4.1 million expiring at various dates between 2018 and 2020.

The deductibility of the 2% Convertible Notes interest, for tax purposes, may have to be recaptured, in part or in whole, if the notes are redeemed or converted at a price below a calculated level.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	August 31,
	2011	2010	2009
Beginning balance	$28,225	$28,541	$29,872
Increase for tax positions taken in a prior period	4,026	2,868	4,633
Decrease for tax positions taken in a prior period	(6,072)	(484)	—
Decrease due to settlements	—	(2,700)	(5,964)

Ending balance	$26,179	$28,225	$28,541

Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. As of August 31, 2011, 2010 and 2009, the Company recognized $5.1 million, $4.2 million and $3.5 million, respectively for the payment of interest and penalties related to unrecognized tax benefits. With few exceptions, the Company is no longer subject to U.S. federal, state and local and foreign income tax examinations by tax authorities in our major tax jurisdictions for years before fiscal 2005. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could increase or decrease by approximately $3.5 million within the next twelve months.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to approximately $288.7 million at August 31, 2011. If all such undistributed earnings were remitted, an additional income tax provision of approximately $61.9 million would have been necessary as of August 31, 2011.

Earnings before income taxes related to non-United States operations were $102.1 million, $33.1 million and $43.9 million for the years ended August 31, 2011, 2010 and 2009, respectively. Cash paid for income taxes, net of refunds was $23.1 million, $6.5 million and $20.1 million during the years ended August 31, 2011, 2010 and 2009, respectively.

Note 13.    Capital Stock

The authorized common stock of the Company as of August 31, 2011 consisted of 168,000,000 shares of Class A Common Stock, $0.20 par value, of which 68,657,234 shares were issued and outstanding; 1,500,000 shares of Class B Common Stock, $0.20 par value, none of which were issued and outstanding; and 160,000 shares of Cumulative Preferred Stock, $1.00 par value (“Preferred Stock”), none of which have been issued. Holders of both classes of the Company’s Common Stock are entitled to dividends, as the Company’s board of directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the Common Stock. If the Company were to issue any of its Preferred Stock, no dividends could be paid or set apart for payment on shares of Common Stock, unless paid in Common Stock, until dividends on all of the issued and outstanding shares of Preferred Stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.

In the fourth quarter of fiscal 2009, the Company completed a follow-on equity offering of 10,925,000 shares of its Class A common stock. Total proceeds from the offering, net of transactions costs, were $124.8 million, which were used to reduce Senior Credit Facility borrowings.

As described in Note 8, “Debt,” the remaining $117.8 million of 2% Convertible Notes are convertible into 5,966,953 shares of the Company’s Class A Common Stock if certain conditions are met.

On September 28, 2011, the Company’s Board of Directors authorized a share buyback program for up to 7,000,000 shares of the Company’s Class A Common Stock. The share repurchase plan may be implemented from time to time on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based compensation plans and for other corporate purposes.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended August 31,
	2011	2010	2009
Numerator:
Net earnings	$111,559	$24,031	$13,723
Plus: 2% Convertible Notes financings costs, net of taxes	1,755	1,898	2,429

Net earnings for diluted earnings per share	$113,314	$25,929	$16,152

Denominator:
Weighted average common shares outstanding for basic earnings per share	68,254	67,624	58,047
Net effect of dilutive securities—employee stock compensation plans	1,089	661	514
Net effect of 2% Convertible Notes based on the if-converted method	5,962	5,924	7,503

Weighted average common and equivalent shares outstanding for diluted earnings per share	75,305	74,209	66,064

Basic Earnings Per Share:	$1.63	$0.36	$0.24
Diluted Earnings Per Share:	$1.50	$0.35	$0.24

At August 31, 2011 and 2010, outstanding share based awards to acquire 2,582,000 and 4,371,000 shares of common stock were not included in the computation of earnings per share because the effect would have been anti-dilutive. The increase in the weighted average common shares outstanding for the years ended August 31, 2011 and 2010 results from the 10,925,000 shares of common stock issued in connection with the follow-on equity offering in the fourth quarter of fiscal 2009.

Note 14.    Stock Plans

Stock options may be granted to officers and key employees under the Actuant Corporation 2009 Omnibus Incentive Plan (the “Plan”). At August 31, 2011, 5,400,000 shares of Class A Common Stock were authorized for issuance under the Plan of which 2,166,380 shares were available for future award grants. The Plan permits the Company to grant share-based awards, including stock options and restricted stock, to employees and directors. Options generally have a maximum term of ten years, an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant and generally vest 50% after three years and 100% after five years. The Company’s restricted stock grants generally have similar vesting provisions. The provisions of share-based awards may vary by individual grant with respect to vesting period, dividend and voting rights, performance conditions and forfeitures.

A summary of stock option activity during fiscal 2011 is as follows:

	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2010	5,932,988	$19.87
Granted	423,977	27.50
Exercised	(479,610)	9.01
Forfeited	(231,550)	24.08

Outstanding on August 31, 2011	5,645,805	$21.23	5.4 years	$10.2 million

Exercisable on August 31, 2011	3,053,165	$20.44	3.6 years	$8.3 million

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intrinsic value is the difference between the market value of the stock at August 31, 2011 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below (in thousands, except per share amounts):

	Year Ended August 31,
	2011	2010	2009
Weighted-average fair value of options granted (per share)	$10.74	$7.56	$6.78
Intrinsic value gain of options exercised	7,540	2,607	5,881
Cash receipts from exercise of options	4,324	1,732	365

A summary of restricted stock activity during fiscal 2011 is as follows:

	Number of Shares	Weighted- Average Fair Value at Grant Date (Per Share)
Outstanding August 31, 2010	829,036	$19.78
Granted	565,259	27.36
Forfeited	(117,148)	22.49
Vested	(83,225)	23.12

Outstanding August 31, 2011	1,193,922	$22.87

As of August 31, 2011, there was $27.4 million of total unrecognized compensation cost related to share-based compensation for stock options and restricted stock outstanding. That cost is expected to be recognized over a weighted average period of 3.5 years. The total fair value of shares vested during the fiscal years ended August 31, 2011 and 2010 was $2.1 million and $0.7 million, respectively. The Company issues previously unissued shares of Class A common stock to satisfy stock option exercises and restricted stock vesting.

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

	Fiscal Year Ended August 31,
	2011	2010	2009
Dividend yield	0.15%	0.23%	0.22%
Expected volatility	39.62%	40.01%	38.07%
Risk-free rate of return	2.53%	2.76%	1.70%
Expected forfeiture rate	15%	15%	15%
Expected life	6.1 years	6.1 years	6.0 years

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets and consolidated statements of shareholders equity consists of the following (in thousands):

	Year Ended August 31,
	2011	2010
Currency translation adjustments, net of tax	$(4,283)	$(50,590)
Unrecognized pension and OPEB actuarial losses, net of tax	(10,574)	(16,515)
Unrecognized loss on interest rate swap agreements, net of tax	(2,822)	—

	$(17,679)	$(67,105)

Note 16.    Business Segment, Geographic and Customer Information

The Company is a global manufacturer of a broad range of industrial products and systems and is organized into four reportable segments: Industrial, Energy, Electrical and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical segment designs, manufactures and distributes a broad range of electrical products to the retail DIY, wholesale, OEM, utility, marine and other harsh environment markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as, a variety of other products to the industrial and agricultural markets.

The following tables summarize financial information for continuing operations by reportable segment and product line (in thousands):

	Year Ended August 31,
	2011	2010	2009
Net Sales by Segment:
Industrial	$393,013	$299,983	$286,851
Energy	293,060	235,723	259,490
Electrical	286,013	233,702	241,988
Engineered Solutions	473,237	391,100	329,296

	$1,445,323	$1,160,508	$1,117,625

Net Sales by Reportable Product Line:
Industrial	$393,013	$299,983	$286,851
Energy	293,060	235,723	259,490
Electrical	286,013	233,702	241,988
Vehicle Systems	328,763	284,633	228,031
Other	144,474	106,467	101,265

	$1,445,323	$1,160,508	$1,117,625

Operating Profit:
Industrial	$98,415	$66,344	$67,451
Energy	49,345	30,702	44,092
Electrical	20,683	19,853	3,327
Engineered Solutions	63,612	31,681	(28,432)
General Corporate	(38,485)	(26,808)	(18,710)

	$193,570	$121,772	$67,728

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended August 31,
	2011	2010	2009
Depreciation and Amortization:
Industrial	$8,655	$6,571	$6,413
Energy	18,152	17,276	17,322
Electrical	9,694	10,470	8,594
Engineered Solutions	13,916	14,898	16,763
General Corporate	2,579	2,660	2,886

	$52,996	$51,875	$51,978

Capital Expenditures:
Industrial	$3,590	$779	$2,804
Energy	8,978	7,212	5,568
Electrical	1,953	5,662	3,731
Engineered Solutions	5,966	4,517	1,568
General Corporate	1,902	1,796	7,783
Discontinued Operations	707	—	—

	$23,096	$19,966	$21,454

	August 31,
	2011	2010
Assets:
Industrial	$263,680	$241,036
Energy	517,428	491,053
Electrical	547,556	326,129
Engineered Solutions	632,242	434,976
General Corporate	95,775	83,707
Assets of discontinued operations	—	44,802

	$2,056,681	$1,621,703

In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisition/divestiture activities, restructuring costs and related benefits and the non-cash asset impairment charges in fiscal 2009 of $26.6 million and $4.7 million in the Engineered Solutions and Electrical segments, respectively. Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes and the fair value of derivative instruments.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize financial information from continuing operations by geographic region (in thousands):

	Year Ended August 31,
	2011	2010	2009
Net Sales:
United States	$702,459	$602,546	$608,783
Netherlands	258,412	164,822	138,733
Germany	56,981	42,882	44,647
United Kingdom	122,046	98,027	114,342
All other	305,425	252,231	211,120

	$1,445,323	$1,160,508	$1,117,625

	August 31,
	2011	2010
Long-Lived Assets:
United States	$57,413	$48,193
China	21,022	20,589
United Kingdom	20,079	16,440
Netherlands	14,880	12,014
All other	19,699	15,609

	$133,093	$112,845

The Company’s largest customer accounted for 2.1%, 2.8% and 2.8% of its sales in fiscal 2011, 2010 and 2009, respectively. Export sales from domestic operations were less than 7.5% of total net sales in each of the periods presented.

Note 17.    Contingencies and Litigation

The Company had outstanding letters of credit of $9.5 million and $9.1 million at August 31, 2011 and 2010, respectively, the majority of which secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $2.8 million at August 31, 2011.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 18.    Guarantor Subsidiaries

On June 12, 2007, Actuant Corporation (the “Parent”) issued $250.0 million of 6.875% Senior Notes. All of our material domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee (except for certain customary limitations) the 6.875% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Year Ended August 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$170,094	$523,294	$751,935	$—	$1,445,323
Cost of products sold	55,290	365,431	468,703	—	889,424

Gross profit	114,804	157,863	283,232	—	555,899
Selling, administrative and engineering expenses	89,682	96,313	146,644	—	332,639
Restructuring charges	1,546	218	459	—	2,223
Amortization of intangible assets	335	14,931	12,201	—	27,467

Operating profit	23,241	46,401	123,928	—	193,570
Financing costs, net	31,912	(1)	208	—	32,119
Intercompany expense (income), net	(16,924)	14,670	2,254	—	—
Other expense (income), net	(4,519)	133	6,630	—	2,244

Earnings from continuing operations before income taxes	12,772	31,599	114,836	—	159,207
Income tax expense	2,873	6,948	24,890	—	34,711

Net earnings from continuing operations before equity in earnings of subsidiaries	9,899	24,651	89,946	—	124,496
Equity in earnings of subsidiaries	112,364	77,395	6,261	(196,020)	—

Earnings from continuing operations	122,263	102,046	96,207	(196,020)	124,496
Loss from discontinued operations	(10,704)	—	(2,233)	—	(12,937)

Net Earnings	$111,559	$102,046	$93,974	$(196,020)	$111,559

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Year Ended August 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$143,783	$456,961	$559,764	$—	$1,160,508
Cost of products sold	47,370	333,829	352,057	—	733,256

Gross profit	96,413	123,132	207,707	—	427,252
Selling, administrative and engineering expenses	75,814	87,987	104,065	—	267,866
Restructuring charges	2,054	7,418	6,125	—	15,597
Amortization of intangible assets	—	14,463	7,554	—	22,017

Operating profit	18,545	13,264	89,963	—	121,772
Financing costs, net	31,589	17	253	—	31,859
Intercompany expense (income), net	(21,388)	2,610	18,778	—	—
Other expense (income), net	(55)	1,613	(847)	—	711

Earnings from continuing operations before income taxes	8,399	9,024	71,779	—	89,202
Income tax expense	2,930	2,355	13,561	—	18,846

Net earnings from continuing operations before equity in earnings (loss) of subsidiaries	5,469	6,669	58,218	—	70,356
Equity in earnings (loss) of subsidiaries	18,562	2,011	(3,920)	(16,653)	—

Earnings from continuing operations	24,031	8,680	54,298	(16,653)	70,356
Loss from discontinued operations	—	—	(46,325)	—	(46,325)

Net Earnings	$24,031	$8,680	$7,973	$(16,653)	$24,031

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Year Ended August 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$139,389	$466,415	$511,821	$—	$1,117,625
Cost of products sold	52,949	337,903	338,546	—	729,398

Gross profit	86,440	128,512	173,275	—	388,227
Selling, administrative and engineering expenses	54,189	90,944	104,871	—	250,004
Restructuring charges	2,408	10,026	7,096	—	19,530
Impairment charges	—	28,543	2,778		31,321
Amortization of intangible assets	—	13,881	5,763	—	19,644

Operating profit (loss)	29,843	(14,882)	52,767	—	67,728
Financing costs, net	41,025	141	683	—	41,849
Intercompany expense (income), net	(15,797)	(1,942)	17,739	—	—
Other income, net	(194)	(435)	(85)	—	(714)

Earnings (loss) from continuing operations before income taxes	4,809	(12,646)	34,430	—	26,593
Income tax expense (benefit)	4,117	(8,872)	5,366	—	611

Net earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	692	(3,774)	29,064	—	25,982
Equity in earnings (loss) of subsidiaries	398	26,286	(7,678)	(19,006)	—

Earnings from continuing operations	1,090	22,512	21,386	(19,006)	25,982
Earnings (loss) from discontinued operations	12,633	1,643	(26,535)	—	(12,259)

Net Earnings (loss)	$13,723	$24,155	$(5,149)	$(19,006)	$13,723

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets	$87,982	$155,067	$303,435	$—	546,484
Property, Plant & Equipment, net	4,327	37,133	87,189	—	128,649
Goodwill	62,543	432,184	393,739	—	888,466
Other Intangibles, net	15,861	216,277	247,268	—	479,406
Intercompany Receivable	—	277,157	45,770	(322,927)	—
Investment in Subsidiaries	1,859,779	379,170	67,794	(2,306,743)	—
Other Long-term assets	10,862	51	2,763	—	13,676

Total Assets	$2,041,354	$1,497,039	$1,147,958	$(2,629,670)	$2,056,681

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$76,300	$70,126	$183,877	$—	$330,303
Long-term Debt	522,727	—	—	—	522,727
Deferred Income Taxes	124,469	—	41,476	—	165,945
Pension and Post-retirement Benefit Liabilities	16,452	—	2,412	—	18,864
Other Long-term Liabilities	59,466	779	39,584	—	99,829
Intercompany Payable	322,927	—	—	(322,927)	—
Shareholders’ Equity	919,013	1,426,134	880,609	(2,306,743)	919,013

Total Liabilities and Shareholders’ Equity	$2,041,354	$1,497,039	$1,147,958	$(2,629,670)	$2,056,681

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets	$78,548	$134,552	$247,050	$—	$460,150
Property, Plant & Equipment, net	5,166	41,226	61,990	—	108,382
Goodwill	68,969	417,914	218,006	—	704,889
Other Intangibles, net	—	242,310	94,668	—	336,978
Intercompany Receivable	—	227,792	212,847	(440,639)	—
Investment in Subsidiaries	1,511,103	319,196	115,846	(1,946,145)	—
Other Long-term assets	8,421	130	2,753	—	11,304

Total Assets	$1,672,207	$1,383,120	$953,160	$(2,386,784)	$1,621,703

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$70,417	$60,983	$182,022	$—	$313,422
Long-term Debt	367,380	—	—	—	367,380
Deferred Income Taxes	84,694	—	25,536	—	110,230
Pension and Post-retirement Benefit Liabilities	27,144	972	(44)	—	28,072
Other Long-term Liabilities	52,672	766	9,440	—	62,878
Intercompany Payable	330,179	—	110,460	(440,639)	—
Shareholders’ Equity	739,721	1,320,399	625,746	(1,946,145)	739,721

Total Liabilities and Shareholders’ Equity	$1,672,207	$1,383,120	$953,160	$(2,386,784)	$1,621,703

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended August 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$92,573	$3,122	$77,404	$(1,533)	$171,566

Investing Activities
Proceeds from sale of property, plant & equipment	103	313	1,363	—	1,779
Proceeds from sale of businesses	—	—	3,463	—	3,463
Capital expenditures	(5,284)	(4,740)	(13,072)	—	(23,096)
Business acquisitions, net of cash acquired	(153,409)	(350)	(159,697)	—	(313,456)

Cash used in investing activities	(158,590)	(4,777)	(167,943)	—	(331,310)

Financing Activities
Net borrowings on revolver and other debt	58,000	—	204	—	58,204
Proceeds from issuance of term loans	100,000	—	—	—	100,000
Repurchases of 2% Convertible Notes	(34)	—	—	—	(34)
Intercompany loan activity	(96,454)	1,655	94,799	—	—
Debt issuance costs	(5,197)	—	—	—	(5,197)
Stock option exercises, related tax benefits and other	8,235	—	—	—	8,235
Cash dividend	(2,716)	—	(1,533)	1,533	(2,716)

Cash provided by financing activities	61,834	1,655	93,470	1,533	158,492
Effect of exchange rate changes on cash	—	—	5,251	—	5,251

Net increase (decrease) in cash and cash equivalents	(4,183)	—	8,182	—	3,999
Cash and cash equivalents—beginning of period	5,055	—	35,167	—	40,222

Cash and cash equivalents—end of period	$872	$—	$43,349	$—	$44,221

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended August 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$137,143	$(6,739)	$42,827	$(52,145)	$121,086

Investing Activities
Proceeds from sale of property, plant & equipment	1	439	796	—	1,236
Proceeds from sale of businesses	—	—	7,516	—	7,516
Capital expenditures	(1,219)	(8,309)	(10,438)	—	(19,966)
Business acquisitions, net of cash acquired	—	(9,374)	(36,492)	—	(45,866)

Cash used in investing activities	(1,218)	(17,244)	(38,618)	—	(57,080)

Financing Activities
Net repayments on revolver and other debt	(12,608)	—	(1,705)	—	(14,313)
Repurchases of 2% Convertible Notes	(22,894)	—	—	—	(22,894)
Intercompany loan activity	(96,107)	55,378	40,729	—	—
Stock option exercises, related tax benefits and other	3,315	—	—	—	3,315
Cash dividend	(2,702)	(31,395)	(20,750)	52,145	(2,702)

Cash provided by (used in) financing activities	(130,996)	23,983	18,274	52,145	(36,594)
Effect of exchange rate changes on cash	—	—	1,425	—	1,425

Net increase in cash and cash equivalents	4,929	—	23,908	—	28,837
Cash and cash equivalents—beginning of period	126	—	11,259	—	11,385

Cash and cash equivalents—end of period	$5,055	$—	$35,167	$—	$40,222

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended August 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$82,428	$22,960	$85,163	$(43,836)	$146,715

Investing Activities
Proceeds from sale of property, plant & equipment	—	512	1,350	—	1,862
Proceeds from sale of businesses	38,455	—	—	—	38,455
Capital expenditures	(489)	(5,275)	(15,690)	—	(21,454)
Business acquisitions, net of cash acquired	(234,600)	(3,066)	(1,756)	—	(239,422)

Cash used in investing activities	(196,634)	(7,829)	(16,096)	—	(220,559)

Financing Activities
Net borrowings on revolver and other debt	15,325	—	1,332	—	16,657
Principal repayments on term loans and other debt	(270,000)	—	—	—	(270,000)
Proceeds from issuance of term loans	115,000	—	—	—	115,000
Repurchases of 2% Convertible Notes	(9,100)	—	—	—	(9,100)
Intercompany loan activity	102,579	15,357	(117,936)	—	—
Debt issuance costs	(9,158)	—	—	—	(9,158)
Proceeds from equity offering, net of transaction costs	124,781	—	—	—	124,781
Stock option exercises, related tax benefits and other	4,024	—	—	—	4,024
Cash dividend	(2,251)	(30,701)	(13,135)	43,836	(2,251)

Cash provided by financing activities	71,200	(15,344)	(129,739)	43,836	(30,047)
Effect of exchange rate changes on cash	—	—	(7,273)	—	(7,273)

Net increase in cash and cash equivalents	(43,006)	(213)	(67,945)	—	(111,164)
Cash and cash equivalents—beginning of period	43,132	213	79,204	—	122,549

Cash and cash equivalents—end of period	$126	$—	$11,259	$—	$11,385

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal 2011 and fiscal 2010 is as follows:

	Year Ended August 31, 2011
	First	Second	Third	Fourth	Total
Net sales	$318,412	$330,698	$392,777	$403,436	$1,445,323
Gross profit	121,853	125,027	154,038	154,981	555,899
Restructuring charges	462	358	862	628	2,310
Earnings from continuing operations	26,661	22,142	38,360	37,333	124,496
Earnings (loss) from discontinued operations	(771)	(14,213)	(2,002)	4,049	(12,937)
Net earnings	25,890	7,929	36,358	41,382	111,559

Earnings from continuing operations per share:
Basic	$0.39	$0.32	$0.56	$0.55	$1.82
Diluted	0.36	0.30	0.51	0.50	1.68
Earnings (loss) from discontinued operations per share:
Basic	$(0.01)	$(0.20)	$(0.03)	$0.06	$(0.19)
Diluted	(0.01)	(0.19)	(0.02)	0.05	(0.18)
Net Earnings per share
Basic	$0.38	$0.12	$0.53	$0.61	$1.63
Diluted	0.35	0.11	0.49	0.55	1.50

	Year Ended August 31, 2010
	First	Second	Third	Fourth	Total
Net sales	$272,640	$267,438	$310,068	$310,362	$1,160,508
Gross profit	100,123	96,363	116,186	114,580	427,252
Restructuring charges	2,831	9,968	1,448	2,447	16,694
Earnings from continuing operations	13,260	7,895	28,293	20,909	70,356
Loss from discontinued operations	(1,406)	(738)	(6,458)	(37,723)	(46,325)
Net earnings (loss)	11,854	7,157	21,835	(16,814)	24,031

Earnings from continuing operations per share:
Basic	$0.20	$0.12	$0.42	$0.31	$1.04
Diluted	0.19	0.11	0.39	0.29	0.97
Loss from discontinued operations per share:
Basic	$(0.02)	$(0.01)	$(0.10)	$(0.56)	$(0.68)
Diluted	(0.02)	(0.01)	(0.09)	(0.51)	(0.62)
Net earnings (loss) per share
Basic	$0.18	$0.11	$0.32	$(0.25)	$0.36
Diluted	0.17	0.10	0.30	(0.22)	0.35

The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

Approximately $1.1 million of expense and $4.1 million of income related to discontinued operations were recorded in the third and fourth quarters of fiscal 2011, respectively, to correct immaterial errors that should have been recorded in the second quarter of fiscal 2011.

ACTUANT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired/ (Divested)/ (Discontinued)	Accounts Written Off Less Recoveries	Other	Balance at End of Period

Allowance for losses—Trade accounts receivable
August 31, 2011	$7,680	$1,021	$939	$(3,048)	$581	$7,173

August 31, 2010	8,633	2,437	(644)	(2,452)	(294)	7,680

August 31, 2009	6,830	4,030	117	(2,332)	(12)	8,633

Allowance for losses—Inventory
August 31, 2011	$21,982	$721	$9,149	$(6,149)	$314	$26,017

August 31, 2010	24,297	6,536	(92)	(8,076)	(683)	21,982

August 31, 2009	17,603	10,070	1,529	(4,366)	(539)	24,297

Valuation allowance—Income taxes
August 31, 2011	$8,542	$4,498	$—	$(5,831)	$51	$7,260

August 31, 2010	20,238	3,670	(8,633)	(6,601)	(132)	8,542

August 31, 2009	21,952	11,350	—	(12,950)	(114)	20,238

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2011, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded certain elements of Mastervolt International Holding B.V. and Weasler Engineering, Inc. from its assessment of internal control over financial reporting as of August 31, 2011 because they were acquired by the Company in a purchase business combination during fiscal 2011. Subsequent to the acquisition certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2011. All of the fiscal 2011 acquisitions are wholly-owned subsidiaries whose total assets and total revenues, excluding integrated elements, represent 20% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2011.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of August 31, 2011, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors; Executive Officers and Corporate Governance

Information about the Company’s directors is incorporated by reference from the “Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 10, 2012 (the “2012 Annual Meeting Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” section in the Company’s 2012 Annual Meeting Proxy Statement. Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2012 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.

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

The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters” and the “Executive Compensation” sections (other than the subsection thereof entitled “Report of the Audit Committee”) of the 2012 Annual Meeting Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2012 Annual Meeting Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the “Certain Relationships and Related Party Transactions” section of the 2012 Annual Meeting Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2012 Annual Meeting Proxy Statement.

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

2.  Financial Statement Schedules

See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data”.

3.  Exhibits

See “Index to Exhibits” beginning on page 74, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTUANT CORPORATION (Registrant)

By:	/s/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: October 28, 2011

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

Signature	Title

/S/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Chairman of the Board, President and Chief Executive Officer

/S/ GUSTAV H.P. BOEL Gustav H.P. Boel	Director and Executive Vice President

/S/ GURMINDER S. BEDI Gurminder S. Bedi	Director

/S/ WILLIAM K. HALL William K. Hall	Director

/S/ THOMAS J. FISCHER Thomas J. Fischer	Director

Signature	Title

/S/ ROBERT A. PETERSON Robert A. Peterson	Director

/S/ DENNIS K. WILLIAMS Dennis K. Williams	Director

/S/ HOLLY A. VANDEURSEN Holly A. VanDeursen	Director

/S/ R. ALAN HUNTER, JR R. Alan Hunter, Jr.	Director

/S/ ANDREW G. LAMPEREUR Andrew G. Lampereur	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ MATTHEW P. PAULI Matthew P. Pauli	Corporate Controller and Principal Accounting Officer

*	Each of the above signatures is affixed as of October 28, 2011.

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2011

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
2.0	Share Purchase Agreement, dated November 30, 2010, between Masterhold B.V. and Actuant Corporation	Exhibit 2.1 to the Registrant’s Form 8-K filed on December 1, 2010

2.1	Stock Purchase Agreement, dated May 19, 2011, between ASCP-Weasler Holdings LLC, ASCP-Weasler Holdings, Inc., Weasler Engineering, Inc. and Actuant Corporation	Exhibit 2.1 to the Registrant’s Form 10-Q filed on July 8, 2011

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant’s Form 10-Q for quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant’s Form 10-K for the fiscal year ended August 31, 2003

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended August 31, 2004

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 8-K filed on July 18, 2006

	(e) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 8-K filed on January 14, 2010

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.1 to the Registrant’s Form 8-K filed on October 23, 2007

4.1	Indenture dated June 12, 2007 by and among Actuant Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee relating to $250,000,000 Actuant Corporation 6.875% Senior Notes due 2017	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2007

4.2	Indenture, dated as of November 10, 2003, among Actuant Corporation as issuer and the Subsidiary Guarantors and U.S. Bank National Association relating to $150,000,000 Actuant Corporation 2% Convertible Senior Subordinated Notes Due 2023	Exhibit 4.2 to the Registrant’s Form 10-Q for quarter ended November 30, 2003

4.3	Second Amended and Restated Credit Agreement dated November 10, 2008 among Actuant Corporation, the Lenders party thereto and JPMorgan Cash Bank, N.A. as the Agent	Exhibit 10.0 to the Registrant’s Form 10-Q for the quarter ended November 30, 2008

4.4	Amendment No. 1 dated June 10, 2009 to Second Amended and Restated Credit Agreement dated November 10, 2008 among Actuant Corporation, the foreign subsidiary borrowers party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	Exhibit 10.1 to the Registrant’s Form 8-K filed on June 10, 2009

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

4.5	Amendment No. 2 dated July 12, 2010 to Second Amended and Restated Credit Agreement dated November 10, 2008 among Actuant Corporation, the foreign subsidiary borrowers party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	Exhibit 4.5 to the Registrant’s Form 10-K filed on October 28, 2010

4.8	Third Amended and Restated Credit Agreement dated February 23, 2011 among Actuant Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the agent	Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended February 28, 2011

4.9	Omnibus Amendment No. 1 dated September 23, 2011 among Actuant Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the agent		X

10.1	Outside Directors’ Deferred Compensation Plan adopted by Board of Directors on May 4, 1995	Exhibit 10.8 to the Registrant’s Form 10-K for fiscal year ended August 31, 1995

10.2	First Amendment of Actuant Corporation Outside Directors’ Deferred Compensation Plan dated December 25, 2008	Exhibit 10.14 to the Registrant’s Form 10-Q for quarter ended November 30, 2008

10.3	Actuant Corporation Deferred Compensation Plan	Exhibit 99.1 to the Registrant’s Form S-8 filed on September 2, 2004

10.4	Second Amendment of Actuant Corporation Deferred Compensation Plan dated December 25, 2008	Exhibit 10.13 to the Registrant’s Form 10-Q for quarter ended November 30, 2008

10.5	(a) 1996 Stock Plan adopted by board of directors on August 8, 1996 and proposed for shareholder approval on January 8, 1997	Annex A to the Registrant’s Proxy Statement dated November 19, 1996 for 1997 Annual Meeting of Shareholders

	(b) Amendment to 1996 Stock Plan adopted by board of directors on May 8, 1997	Exhibit 10.10(b) to the Registrants Form 10-K for the fiscal year ended August 31, 1997

10.6	Actuant Corporation 2010 Employee Stock Purchase Plan	Exhibit B to the Registrants Proxy Statement, dated December 4, 2009

10.7	Actuant Corporation 2001 Stock Plan	Exhibit B to the Registrant’s Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

10.8	First Amendment to the Actuant Corporation 2001 Stock Plan dated December 25, 2008	Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended November 30, 2008

10.9	Actuant Corporation 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant’s Proxy Statement, dated December 5, 2005 for the 2006 Annual Meeting of Shareholders

10.10	First Amendment to the Amended and Restated Actuant Corporation 2001 Outside Directors’ Stock Plan dated December 25, 2008	Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended November 30, 2008

10.11	Actuant Corporation 2002 Stock Plan, as amended (through third amendment)	Exhibit 10.26 to the Registrant’s Form 8-K filed on January 20, 2006

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.12	Fourth Amendment to the Actuant Corporation 2002 Stock Plan dated November 7, 2008	Exhibit 10.11 to the Registrant’s Form 10-Q for quarter ended November 30, 2008

10.13	Actuant Corporation Long Term Incentive Plan	Exhibit 10.25 to the Registrant’s Form 8-K filed on July 12, 2006

10.14	Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 99.1 to the Registrants Form 8-K filed on January 14, 2010

10.15	Actuant Corporation Supplemental Executive Retirement Plan		X

10.16	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.35 to the 2002 10-K

10.17	Actuant Corporation Form of Change in Control Agreement for certain named executives	Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 30, 2008

14	Code of Ethics	Exhibit 14 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2003

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101*	The following materials from the Actuant Corporation Form 10-K for the year ended August 31, 2011 formatted in Extensible Business Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and (v) related notes, tagged as blocks of texts.

*	Furnished herewith