Form 10-Q
period 2011-11-30
ACTUANT CORP
filed 2012-01-09
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2011 was 68,144,996.

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

The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	economic uncertainty or a prolonged economic downturn;

•	the realization of anticipated cost savings from restructuring activities and cost reduction efforts;

•

market conditions in the truck, automotive, agricultural, industrial, production automation, oil & gas, energy, maintenance, power generation, marine, solar, infrastructure, residential and commercial construction and retail Do-It Yourself (“DIY”) industries;

•	increased competition in the markets we serve and market acceptance of existing and new products;

•	ability to successfully identify and integrate acquisitions and realize anticipated benefits/results from acquired companies;

•	operating margin risk due to competitive product pricing, operating efficiencies and material, labor and overhead cost increases;

•	foreign currency, interest rate and commodity risk;

•	supply chain and industry trends, including changes in purchasing and other business practices by customers;

•	regulatory and legal developments including changes to United States taxation rules, health care reform and governmental climate change initiatives;

•	our level of indebtedness, ability to comply with the financial and other covenants in our debt agreements and current credit market conditions.

Our Form 10-K for the fiscal year ended August 31, 2011 contains an expanded description of these and other risks that may affect our business, financial position and results of operations under the section entitled “Risk Factors.”

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,
	2011	2010
Net sales	$392,799	$318,412
Cost of products sold	240,191	196,559

Gross profit	152,608	121,853
Selling, administrative and engineering expenses	88,109	74,192
Amortization of intangible assets	7,218	6,089

Operating profit	57,281	41,572
Financing costs, net	8,222	7,552
Other expense, net	657	448

Earnings from continuing operations before income taxes	48,402	33,572
Income tax expense	11,228	6,911

Earnings from continuing operations	37,174	26,661
Loss from discontinued operations, net of income taxes	—	(771)

Net earnings	$37,174	$25,890

Earnings from continuing operations per share:
Basic	$0.54	$0.39
Diluted	$0.50	$0.36

Earnings per share:
Basic	$0.54	$0.38
Diluted	$0.50	$0.35

Weighted average common shares outstanding:
Basic	68,421	68,000
Diluted	75,142	74,876

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	November 30, 2011	August 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$48,119	$44,221
Accounts receivable, net	227,131	223,760
Inventories, net	219,392	223,235
Deferred income taxes	32,186	32,461
Prepaid expenses and other current assets	22,711	22,807

Total current assets	549,539	546,484
Property, plant and equipment
Land, buildings, and improvements	50,545	51,901
Machinery and equipment	254,318	263,250

Gross property, plant and equipment	304,863	315,151
Less: Accumulated depreciation	(186,281)	(186,502)

Property, plant and equipment, net	118,582	128,649
Goodwill	871,856	888,466
Other Intangibles, net	464,438	479,406
Other long-term assets	13,139	13,676

Total assets	$2,017,554	$2,056,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$163,286	$170,084
Accrued compensation and benefits	43,906	71,639
Short-term borrowings and current maturities of debt	4,036	2,690
Income taxes payable	19,158	19,342
Other current liabilities	67,666	66,548

Total current liabilities	298,052	330,303
Long-term debt	525,997	522,727
Deferred income taxes	164,401	165,945
Pension and postretirement benefit liabilities	18,706	18,864
Other long-term liabilities	95,105	99,829
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 69,155,028 and 68,657,234 shares, respectively	13,830	13,731
Additional paid-in capital	(142,428)	(154,231)
Treasury stock, at cost, 999,280 shares	(20,410)	—
Retained earnings	1,114,366	1,077,192
Accumulated other comprehensive loss	(50,065)	(17,679)
Stock held in trust	(2,580)	(2,137)
Deferred compensation liability	2,580	2,137

Total Shareholders’ Equity	915,293	919,013

Total Liabilities and Shareholders’ Equity	$2,017,554	$2,056,681

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	$25,890	$25,890
	Three Months Ended November 30,
	2011	2010
Operating Activities
Net earnings	$37,174	$25,890
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	13,540	12,301
Amortization of debt discount and debt issuance costs	497	941
Stock-based compensation expense	3,543	2,414
Benefit for deferred income taxes	(950)	(674)
Other non-cash adjustments	58	261
Changes in components of working capital and other:
Accounts receivable	(9,597)	(10,760)
Inventories	(2,595)	(8,710)
Prepaid expenses and other assets	(825)	185
Trade accounts payable	(2,886)	285
Income taxes payable	1,216	2,039
Accrued compensation and benefits	(19,169)	(14,940)
Other accrued liabilities	469	(2,746)

Net cash provided by operating activities	20,475	6,486

Investing Activities
Proceeds from sale of property, plant and equipment	5,918	59
Capital expenditures	(5,595)	(4,077)
Business acquisitions, net of cash acquired	(290)	(326)

Net cash provided by (used in) investing activities	33	(4,344)

Financing Activities
Net borrowings on revolver and other debt	4,809	14
Repurchases of 2% Convertible Notes	—	(34)
Purchase of treasury shares	(20,410)	—
Stock option exercises and related tax benefits	2,782	3,553
Cash dividend	(2,748)	(2,716)

Net cash (used in) provided by financing activities	(15,567)	817

Effect of exchange rate changes on cash	(1,043)	1,029

Net increase in cash and cash equivalents	3,898	3,988
Cash and cash equivalents – beginning of period	44,221	40,222

Cash and cash equivalents – end of period	$48,119	$44,210

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2011 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2011 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2012.

New Accounting Pronouncements

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

Note 2. Acquisitions

The Company continually evaluates potential acquisitions that are a strategic fit with the Company’s existing businesses or expand the Company’s portfolio into new and attractive end markets. The Company completed two business acquisitions during fiscal 2011. These acquisitions resulted in the recognition of goodwill in the Company’s condensed consolidated financial statements because the purchase prices reflect the future earnings and cash flow potential of the acquired companies, as well as the complementary strategic fit and resulting synergies these businesses bring to existing operations.

On June 2, 2011, the Company completed the acquisition of the stock of Weasler Engineering, Inc. (“Weasler”) for $153.2 million of cash. Weasler, which is headquartered in Wisconsin, is a leading global designer and manufacturer of highly engineered drive train components and systems for agriculture, lawn & turf and industrial equipment. Weasler also supplies a variety of torque limiters, high-end gear boxes, clutches and torsional dampers which expands the product offerings of the Engineered Solutions segment.

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

The purchase price allocations for fiscal 2011 acquisitions resulted in the recognition of $154.7 million of goodwill (which is not deductible for tax purposes) and $157.5 million of intangible assets, including $81.5 million of customer relationships, $69.9 million of tradenames, $5.5 million of patents and technologies and $0.6 million of non-compete agreements.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired business, the Company will refine its estimates of fair value. During the three months ended November 30, 2011 goodwill was reduced by $1.2 million, the net result of purchase accounting adjustments to the fair value of acquired assets and assumed liabilities, including a $5.7 million reduction to Mastervolt’s initial estimated warranty reserve.

The following unaudited pro forma results of operations of the Company for the three months ended November 30, 2011 and 2010, give effect to these acquisitions as though the transactions and related financing activities had occurred on September 1, 2010 (in thousands, except per share amounts):

	Three Months Ended November 30,
	2011	2010
Net sales
As reported	$392,799	$318,412
Pro forma	392,799	405,339
Net earnings from continuing operations
As reported	$37,174	$26,661
Pro forma	37,323	29,942
Basic earnings per share from continuing operations
As reported	$0.54	$0.39
Pro forma	0.55	0.44
Diluted earnings per share from continuing operations
As reported	$0.50	$0.36
Pro forma	0.50	0.41

During the first quarter of fiscal 2012, the Company paid $0.3 million of deferred purchase price for an acquisition completed in a previous year. Transaction costs related to various business acquisition activities were $0.3 million and $0.6 million for the three months ended November 30, 2011 and 2010, respectively.

Note 3. Discontinued Operations

In the second quarter of fiscal 2011, the Company completed the sale of the European Electrical business for total cash proceeds of $3.5 million, net of transaction costs. As a result of the sale transaction, the Company recognized a pre-tax loss on disposal of $15.8 million. The following table summarizes the results of the European Electrical business, which has been reported as discontinued operations for all periods presented (in thousands):

Three Months ended November 30, 2010
Net sales	$25,301

Loss from operations	(687)
Income tax expense	84

Loss from discontinued operations, net of income tax	$(771)

Note 4. Restructuring

In fiscal 2009, in response to the dramatic downturn in the worldwide economy, the Company committed to various restructuring initiatives including workforce reductions, plant consolidations, the transfer of production and product sourcing to lower cost plants or regions and the centralization of certain selling and administrative functions. These actions were substantially completed by August 31, 2010, with limited restructuring activity in subsequent periods. Ongoing restructuring costs were $0.5 million for both the three months ended November 30, 2011 and 2010.

The restructuring reserve at November 30, 2011 and August 31, 2011 was $3.9 million and $3.6 million, respectively. The remaining restructuring related severance will be paid during the next twelve months, while facility consolidation costs (primarily reserves for future lease payments for vacated facilities) will be paid over the underlying lease terms.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the three months ended November 30, 2011 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2011	$85,409	$252,285	$260,777	$289,995	$888,466
Purchase accounting adjustments	—	—	(1,609)	443	(1,166)
Impact of changes in foreign currency rates	(2,393)	(6,448)	(3,614)	(2,989)	(15,444)

Balance as of November 30, 2011	$83,016	$245,837	$255,554	$287,449	$871,856

The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	Weighted Average Amortization Period (Years)	November 30, 2011			August 31, 2011
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible:
Customer relationships	16	$325,329	$77,344	$247,985	$331,171	$73,215	$257,956
Patents	13	50,635	31,998	18,637	51,169	31,221	19,948
Trademarks and tradenames	20	38,505	6,950	31,555	38,917	6,571	32,346
Non-compete agreements and other	4	7,132	5,820	1,312	7,362	5,671	1,691
Indefinite lived intangible:
Tradenames	N/A	164,949	—	164,949	167,465	—	167,465

		$586,550	$122,112	$464,438	$596,084	$116,678	$479,406

Amortization expense recorded on the intangible assets listed above was $7.2 million and $6.1 million for the three months ended November 30, 2011 and 2010, respectively. The Company estimates that amortization expense will approximate $21.3 million for the remainder of fiscal 2012. Amortization expense for future years is estimated to be as follows: $26.9 million in fiscal 2013, $25.7 million in 2014, $25.5 million in fiscal 2015, $25.4 million in fiscal 2016 and $174.7 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions or changes in foreign currency exchange rates.

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

	Three Months Ended November 30,
	2011	2010
Beginning balances	$23,707	$7,868
Purchase accounting adjustment	(5,719)	—
Provision for warranties	2,491	1,359
Warranty payments and costs incurred	(2,903)	(1,565)
Impact of changes in foreign currency rates	(1,109)	105

Ending balances	$16,467	$7,767

Note 7. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2011	August 31, 2011
Senior Credit Facility
Revolver	$62,700	$58,000
Term Loan	100,000	100,000

	162,700	158,000
6.875% Senior Notes	249,456	249,432

Total Senior Indebtedness	412,156	407,432
Convertible subordinated debentures (“2% Convertible Notes”)	117,591	117,795

Total Debt	529,747	525,227
Less: current maturities of long-term debt	(3,750)	(2,500)

Total long-term debt	$525,997	$522,727

On February 23, 2011, the Company expanded and extended its Senior Credit Facility, extending its maturity to February 23, 2016 and increasing total capacity from $400 million to $700 million. The amended Senior Credit Facility provides a $600 million revolving credit facility, a $100 million term loan and a $300 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.25% to 2.50% in the case of loans bearing interest at LIBOR and from 0.25% to 1.25% in the case of loans bearing interest at the base rate. At November 30, 2011, the borrowing spread on LIBOR based borrowings was 1.75% (aggregating to 2.13% and 2.01% on outstanding term loan and revolver borrowings, respectively). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.2% to 0.4% per annum. At November 30, 2011 the available and unused credit line under the revolver was $535.9 million. The $100 million term loan will be repaid in quarterly installments of $1.25 million starting on March 31, 2012, increasing to $2.5 million per quarter beginning on March 31, 2013, with the remaining balance due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum fixed charge coverage ratio of 1.50:1. The Company was in compliance with all debt covenants at November 30, 2011.

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

In November 2003, the Company issued $150.0 million of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). Since the issuance date, the Company has repurchased (for cash) $32.2 million of 2% Convertible Notes at an average price of 99.3% of par value. $0.2 million of 2% Convertible Notes were converted into shares of the Company’s Class A common stock in the quarter ending November 30, 2011. The remaining $117.6 million of 2% Convertible Notes, are convertible into 5,956,619 shares of Company’s Class A common stock at a conversion rate of 50.6554 shares per $1,000 of principal amount, which equates to a conversion price of approximately $19.74 per share. The 2% Convertible Notes bear interest at a rate of 2.0% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing May 16, 2011, holders also received contingent interest as the trading price of the 2% Convertible Notes exceeded 120% of their underlying principal amount over a specified trading period, which effectively increased the interest rate from 2.0% to 2.7% for the six month period through November 15, 2011. Contingent interest is re-evaluated every six months immediately proceeding each semi-annual interest period. Based on the trading price of the bonds, no contingent interest is due to bondholders for the six month period beginning on November 16, 2011. Since November 2010, the Company has had the ability to redeem all or part of the 2% Convertible Notes for cash at any time, at a redemption price equal to 100% of the principal amount, plus accrued interest. In addition, holders of the 2% Convertible Notes have the option to require the Company to repurchase all or a portion of their 2% Convertible Notes for cash on November 15, 2013 and November 15, 2018, at a repurchase price equal to 100% of the principal amount, plus accrued interest. Holders may also convert their 2% Convertible Notes into shares of the Company’s Class A common stock prior to the scheduled maturity date if certain conditions are met.

In the third quarter of fiscal 2011, the Company entered into interest rate swap contracts that have a total notional value of $100.0 million and have maturity dates of March 23, 2016. The interest rate swap contracts pay the Company variable interest at the three month LIBOR rate, and the Company pays the counterparties a fixed interest rate of approximately 2.06%. These interest rate swap contracts were entered into to synthetically convert $100.0 million of the Senior Credit Facility variable rate borrowings into fixed rate debt. Based on the terms of the contracts and underlying debt, the interest rate swap contracts were determined to be effective, and thus qualify as cash flow hedges. As such, any changes in the fair value of these interest rate swap contracts are recorded in accumulated other comprehensive income/loss in the accompanying consolidated balance sheets. The fair value of these interest rate swap contracts was a liability of $4.3 million and $4.6 million at November 30, 2011 and August 31, 2011, respectively.

Note 8. Fair Value Measurement

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

	November 30, 2011	August 31, 2011
Level 1 Valuation:
Cash equivalents	$1,519	$1,958
Investments	1,466	1,464

Level 2 Valuation:
Foreign currency derivative investments	$28	$(81)
Interest rate swap contracts	(4,266)	(4,552)

The fair value of the Company’s accounts receivable, accounts payable and variable rate long-term debt approximated book value as of November 30, 2011 and August 31, 2011 due to their short-term nature and the fact that the applicable interest rates approximated market rates of interest. The fair value of the Company’s outstanding $117.6 million 2% Convertible Notes at November 30, 2011 and August 31, 2011, was $141.4 million and $127.9 million, respectively. The fair value of the Company’s outstanding $250.0 million of Senior Notes at November 30, 2011 and August 31, 2011 was $255.0 million and $252.5 million, respectively. The fair value of the 2% Convertible Notes and Senior Notes were based on quoted market prices.

Note 9. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2011	2010
Numerator:
Net earnings	$37,174	$25,890
Plus: 2% Convertible Notes financing costs, net of taxes	511	456

Net earnings for diluted earnings per share	$37,685	$26,346

Denominator:
Weighted average common shares outstanding for basic earnings per share	68,421	68,000
Net effect of dilutive securities - equity based compensation plans	764	928
Net effect of 2% Convertible Notes based on the if-converted method	5,957	5,948

Weighted average common and equivalent shares outstanding for diluted earnings per share	75,142	74,876

Basic Earnings Per Share:	$0.54	$0.38
Diluted Earnings Per Share:	$0.50	$0.35

At November 30, 2011 and 2010, outstanding share based awards to acquire 3,856,000 and 3,200,000 shares of common stock were not included in the Company’s computation of earnings per share because the effect would have been anti-dilutive.

Note 10. Income Taxes

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

The effective income tax rate was 23.1% and 20.6% for the three months ended November 30, 2011 and 2010, respectively. The effective tax rate for the three months ended November 30, 2011 is lower than the Federal statutory rate due to benefits from foreign tax credits, taxable earnings in foreign jurisdictions (with statutory tax rates lower than the U.S. statutory tax rate) and the utilization of net operating losses.

The gross liability for unrecognized tax benefits, excluding interest and penalties, increased from $26.2 million at August 31, 2011 to $27.2 million at November 30, 2011. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. In addition, as of November 30, 2011 and August 31, 2011, the Company had liabilities totaling $5.3 million and $5.1 million, respectively, for the payment of interest and penalties related to its unrecognized tax benefits.

Note 11. Other Comprehensive Income

The Company’s comprehensive income is significantly impacted by the movement of the U.S. dollar versus other global currencies, most notably the Euro and British Pound. The following table sets forth the reconciliation of net earnings to comprehensive income (in thousands):

	$25,890	$25,890
	Three Months Ended November 30,
	2011	2010
Net earnings	$37,174	$25,890
Foreign currency translation adjustment	(32,568)	9,563
Changes in net unrealized gains and losses, net of tax	182	106

Comprehensive income	$4,788	$35,559

Note 12. Segment Information

The Company is a global manufacturer of a broad range of industrial products and systems and is organized into four reportable segments: Industrial, Energy, Electrical, and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical segment designs, manufactures and distributes a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility, marine and harsh environment markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various on and off-highway vehicle markets, as well as, a variety of other products to the industrial and agricultural markets.

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended November 30,
	2011	2010
Net Sales by Segment:
Industrial	$100,253	$87,392
Energy	80,421	70,743
Electrical	82,833	55,396
Engineered Solutions	129,292	104,881

	$392,799	$318,412

Net Sales by Reportable Product Line:
Industrial	$100,253	$87,392
Energy	80,421	70,743
Electrical	82,833	55,396
Vehicle Systems	76,363	76,741
Other	52,929	28,140

	$392,799	$318,412

Operating Profit:
Industrial	$27,934	$20,187
Energy	13,217	11,858
Electrical	4,977	3,760
Engineered Solutions	18,999	13,802
General Corporate	(7,846)	(8,035)

	$57,281	$41,572

	November 30, 2011	August 31, 2011
Assets:
Industrial	$269,332	$263,680
Energy	504,263	517,428
Electrical	529,022	547,556
Engineered Solutions	622,110	632,242
General Corporate	92,827	95,775

	$2,017,554	$2,056,681

In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisitions. Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes and the fair value of derivative instruments.

Note 13. Contingencies and Litigation

The Company had outstanding letters of credit of $8.7 million and $9.5 million at November 30, 2011 and August 31, 2011, respectively, the majority of which secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $4.0 million at November 30, 2011.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 14. Guarantor Subsidiaries

On June 12, 2007, Actuant Corporation (the “Parent”) issued $250.0 million of 6.875% Senior Notes. All of the Company’s material domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee (except for certain customary limitations) the 6.875% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	$000,000	$000,000	$000,000	$000,000	$000,000
	Three Months Ended November 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$48,520	$136,441	$207,838	$—	$392,799
Cost of products sold	15,279	94,632	130,280	—	240,191

Gross profit	33,241	41,809	77,558	—	152,608
Selling, administrative and engineering expenses	20,666	26,262	41,181	—	88,109
Amortization of intangible assets	335	3,420	3,463	—	7,218

Operating profit	12,240	12,127	32,914	—	57,281
Financing costs, net	8,237	3	(18)	—	8,222
Intercompany expense (income), net	(7,491)	566	6,925	—	—
Other expense, net	193	344	120	—	657

Earnings before income tax expense	11,301	11,214	25,887	—	48,402
Income tax expense	2,622	2,601	6,005	—	11,228

Net earnings from continuing operations before equity in earnings of subsidiaries	8,679	8,613	19,882	—	37,174
Equity in earnings (loss) of subsidiaries	28,495	16,794	(488)	(44,801)	—

Net earnings	$37,174	$25,407	$19,394	$(44,801)	$37,174

	Three Months Ended November 30, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$35,969	$122,729	$159,714	$—	$318,412
Cost of products sold	10,425	87,163	98,971	—	196,559

Gross profit	25,544	35,566	60,743	—	121,853
Selling, administrative and engineering expenses	19,170	23,988	31,034	—	74,192
Amortization of intangible assets	—	3,726	2,363	—	6,089

Operating profit	6,374	7,852	27,346	—	41,572
Financing costs, net	7,552	—	—	—	7,552
Intercompany expense (income), net	1,885	4,424	(6,309)	—	—
Other expense (income), net	(313)	404	357	—	448

Earnings (loss) from continuing operations before income taxes	(2,750)	3,024	33,298	—	33,572
Income tax expense (benefit)	(565)	623	6,853	—	6,911

Net earnings (loss) from continuing operations before equity in earnings of subsidiaries	(2,185)	2,401	26,445	—	26,661
Equity in earnings of subsidiaries	28,075	19,263	1,342	(48,680)	—

Earnings from continuing operations	25,890	21,664	27,787	(48,680)	26,661
Loss from discontinued operations	—	—	(771)	—	(771)

Net earnings	$25,890	$21,664	$27,016	$(48,680)	$25,890

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	November 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets	$88,535	$164,105	$296,899	$—	$549,539
Property, Plant & Equipment, net	5,282	35,366	77,934	—	118,582
Goodwill	62,543	433,794	375,519	—	871,856
Other Intangibles, net	15,527	213,749	235,162	—	464,438
Intercompany Receivable	—	256,142	68,861	(325,003)	—
Investment in Subsidiaries	1,853,892	382,355	62,021	(2,298,268)	—
Other Long-term Assets	10,503	52	2,584	—	13,139

Total Assets	$2,036,282	$1,485,563	$1,118,980	$(2,623,271)	$2,017,554

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$61,637	$62,795	$173,620	$—	$298,052
Long-term Debt	525,997	—	—	—	525,997
Deferred Income Taxes	129,350	—	35,051	—	164,401
Pension and Post-retirement Benefit Liabilities	16,499	—	2,207	—	18,706
Other Long-term Liabilities	62,503	739	31,863	—	95,105
Intercompany Payable	325,003	—	—	(325,003)	—
Shareholders’ Equity	915,293	1,422,029	876,239	(2,298,268)	915,293

Total Liabilities and Shareholders’ Equity	$2,036,282	$1,485,563	$1,118,980	$(2,623,271)	$2,017,554

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets	$87,982	$155,067	$303,435	$—	$546,484
Property, Plant & Equipment, net	4,327	37,133	87,189	—	128,649
Goodwill	62,543	432,184	393,739	—	888,466
Other Intangibles, net	15,861	216,277	247,268	—	479,406
Intercompany Receivable	—	277,157	45,770	(322,927)	—
Investment in Subsidiaries	1,859,779	379,170	67,794	(2,306,743)	—
Other Long-term Assets	10,862	51	2,763	—	13,676

Total Assets	$2,041,354	$1,497,039	$1,147,958	$(2,629,670)	$2,056,681

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$76,300	$70,126	$183,877	$—	$330,303
Long-term Debt	522,727	—	—	—	522,727
Deferred Income Taxes	124,469	—	41,476	—	165,945
Pension and Post-retirement Benefit Liabilities	16,452	—	2,412	—	18,864
Other Long-term Liabilities	59,466	779	39,584	—	99,829
Intercompany Payable	322,927	—	—	(322,927)	—
Shareholders’ Equity	919,013	1,426,134	880,609	(2,306,743)	919,013

Total Liabilities and Shareholders’ Equity	$2,041,354	$1,497,039	$1,147,958	$(2,629,670)	$2,056,681

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended November 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(10,089)	$7,121	$23,443	$—	$20,475

Investing Activities
Proceeds from sale of property, plant & equipment	—	68	5,850	—	5,918
Capital expenditures	(2,206)	(571)	(2,818)	—	(5,595)
Business acquisitions, net of cash acquired	(290)	—	—	—	(290)

Cash (used in) provided by investing activities	(2,496)	(503)	3,032	—	33

Financing Activities

Net borrowings on revolver and other debt	4,700	—	109	—	4,809
Intercompany loan activity	28,060	(6,618)	(21,442)	—	—
Purchase of treasury shares	(20,410)	—	—	—	(20,410)
Stock option exercises, related tax benefits and other	2,782	—	—	—	2,782
Cash dividend	(2,748)	—	—	—	(2,748)

Cash (used in) provided by financing activities	12,384	(6,618)	(21,333)	—	(15,567)

Effect of exchange rate changes on cash	—	—	(1,043)	—	(1,043)

Net (decrease) increase in cash and cash equivalents	(201)	—	4,099	—	3,898
Cash and cash equivalents - beginning of period	872	—	43,349	—	44,221

Cash and cash equivalents - end of period	$671	$—	$47,448	$—	$48,119

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended November 30, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(16,313)	$9,615	$14,717	$(1,533)	$6,486

Investing Activities
Proceeds from sale of property, plant & equipment	—	16	43	—	59
Capital expenditures	(319)	(1,466)	(2,292)	—	(4,077)
Business acquistitions, net of cash acquired	—	(350)	24	—	(326)

Cash used in investing activities	(319)	(1,800)	(2,225)	—	(4,344)

Financing Activities
Net repayments on revolver and other debt	—	—	14	—	14
Repurchases of 2% Convertible Notes	(34)	—	—	—	(34)
Intercompany loan activity	13,276	(7,815)	(5,461)	—	—
Stock option exercises and related tax benefits	3,553	—	—	—	3,553
Cash dividend	(2,716)	—	(1,533)	1,533	(2,716)

Cash provided by (used in) financing activities	14,079	(7,815)	(6,980)	1,533	817

Effect of exchange rate changes on cash	—	—	1,029	—	1,029

Net (decrease) increase in cash and cash equivalents	(2,553)	—	6,541	—	3,988
Cash and cash equivalents - beginning of period	5,055	—	35,167	—	40,222

Cash and cash equivalents - end of period	$2,502	$—	$41,708	$—	$44,210

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, is a Wisconsin corporation incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. We are organized into four operating and reportable segments: Industrial, Energy, Electrical and Engineered Solutions.

Our long-term goal is to grow annual diluted earnings per share (“EPS”), excluding unusual or non-recurring items, faster than most multi-industry peers. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our financial and EPS growth goals. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on net assets and minimizing primary working capital needs. Our LEAD efforts also support our Growth + Innovation initiative, a process focused on improving core sales growth. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund additional acquisitions and internal growth opportunities.

The comparability of the operating results for the three months ended November 30, 2011 to the prior year period has been impacted by acquisitions, changes in foreign currency translation rates and the economic conditions that exist in the end markets we serve. Listed below are the significant acquisitions completed since September 1, 2010.

Business	Segment	Acquisition Date
Weasler Engineering, Inc.	Engineered Solutions	June 2011
Mastervolt Intl. Holding B.V.	Electrical	December 2010

In addition to acquisitions, changes in foreign currency exchange rates also influence our financial results as approximately one-half of our sales are denominated in currencies other than the U.S. dollar. The year-over-year weakening of the U.S. dollar during the first quarter of fiscal 2012 has favorably impacted our operating results due to the translation of non-U.S. dollar denominated results.

Our businesses provide a vast array of products and services across multiple customers, end markets and geographies which results in significant diversification. Since the global recession in 2009 and 2010, the majority of our end markets have improved, the result of economic expansion, increased worldwide demand for energy, elevated industrial manufacturing activities and increased production of vehicles for the heavy-duty truck, construction, military and agricultural markets.

During the first quarter of fiscal 2012, both the Industrial and Energy segments generated double digit core sales growth as certain end markets (mining, industrial, infrastructure, oil & gas and power generation) continued to show strength. This improved end market demand, coupled with new product introductions and emerging market opportunities is expected to continue to drive core sales growth in these two segments during the remainder of the fiscal year. The acquisitions of Mastervolt and Weasler (which were completed in the prior year) are expected to provide additional growth opportunities and diversify the product offerings of both the Electrical and Engineered Solutions segments. While end market demand in our Electrical segment has not fully recovered from the depressed levels during the global economic recession, the segment generated positive core sales growth in the first quarter of fiscal 2012 – the result of price increases and slightly improved demand for electrical products in the utility and retail DIY channels. Finally, we expect core sales declines in the Engineered Solutions segment during the balance of the fiscal year, as a result of tougher prior year comparables and weaker European auto and truck demand, as OEMs reduce production schedules.

Our long-term growth will depend not only on changes in end markets and the overall economic environment, but also on our ability to identify, consummate and integrate strategic acquisitions, develop innovative new products, expand our business activity geographically (developing countries) and continuously improve operational excellence. We remain focused on maintaining our financial strength by adjusting our cost structure to reflect any reduction in market demand and by proactively managing working capital and cash flow generation.

Results of Operations

The following table sets forth our results of operations (in millions):

	Three Months Ended November 30,
	2011		2010
Net sales	$393	100%	$318	100%
Cost of products sold	240	61%	196	62%

Gross profit	153	39%	122	38%
Selling, administrative and engineering expenses	88	22%	74	23%
Amortization of intangible assets	7	2%	6	2%

Operating profit	57	15%	42	13%
Financing costs, net	8	2%	8	3%
Other expense, net	1	0%	—	0%

Earnings from continuing operations before income taxes	48	12%	34	11%
Income tax expense	11	3%	7	2%

Earnings from continuing operations	$37	9%	$27	8%

Fiscal 2012 first quarter consolidated net sales increased 23% to $393 million from $318 million in the comparable prior year period. Excluding the $47 million year-over-year increase in sales from acquisitions and the $3 million favorable impact of foreign currency exchange rate changes, fiscal 2012 first quarter consolidated core sales increased 7% compared to the prior year. This core sales growth was driven by broad based strength in industrial markets, increased activity in the later cycle Energy segment, certain pricing actions and the benefit of developing new products and expanding our focus in attractive vertical markets. Operating profit for the first quarter of fiscal 2012 was $57 million, compared to $42 million in the prior year period. This year-over-year improvement was mainly driven by increased sales and profit margin expansion. The changes in sales and operating profit at the segment level are discussed in further detail below.

Segment Results (in millions)

Industrial Segment

The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. During the first quarter of fiscal 2012, the segment delivered double digit year-over-year core sales growth due to robust demand across nearly all geographic regions. This increased sales volume and favorable product mix drove year-over year improvement in operating profit. The Industrial segment continues to focus on operational excellence, with specific focus on sourcing and supply chain management, the commercialization of new products and expansion of its business in fast growing regions and vertical markets. The following table sets forth the results of operations for the Industrial segment (in millions):

	Three Months Ended November 30,
	2011	2010
Net sales	$100	$87
Operating profit	28	20
Operating profit %	28%	23%

Fiscal 2012 first quarter sales increased $13 million (15%) to $100 million compared to the prior year period. Excluding the impact of the weakening U.S. dollar (which favorably impacted sales comparisons by $1 million), core sales growth for the first quarter of fiscal 2012 was 13%. The core sales growth during the quarter was primarily due to increased global demand, driven by improved end-market conditions, penetration into emerging markets and new product launches. These increased sales volumes and favorable product mix resulted in operating profit margin expansion during the quarter. Industrial segment operating profit increased by $8 million (38%) to $28 million for the three months ended November 30, 2011.

Energy Segment

The Energy segment provides joint integrity products and services, as well as umbilical, rope and cable solutions to the global oil & gas, power generation and energy markets. Being a later cycle business, our Energy segment was the last of our four segments to recover from the global recession. Continued double digit core sales growth during the quarter reflected increased global demand, as customers and asset owners invest in capital projects or complete previously deferred maintenance activities. As a result, we are seeing broad-based strength across this segment. The following table sets forth the results of operations for the Energy segment (in millions):

	Three Months Ended November 30,
	2011	2010
Net sales	$80	$71
Operating profit	13	12
Operating profit %	16%	17%

Energy segment net sales for the three months ended November 30, 2011 increased by $9 million (14%) to $80 million compared to the prior year period. Excluding the favorable impact of foreign currency rate changes ($1 million), core sales grew 12% for the first quarter of fiscal 2012, the result of higher activity levels across nearly all of the segment’s primary markets, including capital project activity in the oil & gas market, maintenance related spending and strong sales to the power generation (nuclear) market. Energy segment operating profit increased by $1 million (8%) to $13 million for the first quarter of fiscal 2012. Despite continued productivity improvements and increased operating leverage (driven by the higher sales volumes), operating profit margins declined in the first quarter of fiscal 2012 as a result of unfavorable product mix and additional costs associated with growth investments.

Electrical Segment

The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, original equipment manufacturer (“OEM”), solar, utility, marine and harsh environment markets. Despite continued challenging macroeconomic conditions in several of its served markets, the segment returned to positive core sales growth during the first quarter of fiscal 2012. Future results of the Electrical segment will continue to be impacted by fluctuations in commodity costs, changes in European solar feed-in tariffs and end market demand in North America. The following table sets forth the results of operations for the Electrical segment (in millions):

	Three Months Ended November 30,
	2011	2010
Net sales	$83	$55
Operating profit	5	4
Operating profit %	6%	7%

Compared to the prior year, fiscal 2012 first quarter Electrical segment net sales increased $28 million (50%) to $83 million. Excluding the $23 million of sales from the Mastervolt acquisition and the favorable impact of changes in foreign currency exchange rates, core sales increased 7% for the three months ended November 30, 2011. This core sales growth was the result of higher sales volumes in the retail, industrial and utility markets as well as price increases. Electrical segment operating profit for the three months ended November 30, 2011 was $5 million. First quarter 2012 operating profit margins declined slightly from the comparable prior year period as a result of unfavorable acquisition mix, higher incentive compensation costs and $1 million of restructuring costs to further consolidate transformer manufacturing operations.

Engineered Solutions Segment

The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other industrial products. As expected, year-over-year core sales growth was essentially flat for the quarter, reflecting tougher prior year comparables and a decline in convertible top actuation system sales, the result of anniversarying prior year new vehicle launches. During the remainder of fiscal 2012, this segment will focus on completing the integration of the Weasler business (which will expand product offerings in the North American and European agricultural markets and provide increased aftermarket sales opportunities) and in adjusting its cost structure to be responsive to changes in end market demand. The following table sets forth the results of operations for the Engineered Solutions segment (in millions):

	Three Months Ended November 30,
	2011	2010
Net sales	$129	$105
Operating profit	19	14
Operating profit %	15%	13%

Net sales in the Engineered Solutions segment increased by $24 million (23%), from $105 million for the three months ended November 30, 2010 to $129 million for the three months ended November 30, 2011. Excluding the impact of foreign currency rates (which favorably impacted first quarter fiscal 2012 sales by $1 million) and the $24 million of sales from the recently acquired Weasler, core sales were unchanged. Demand and the related sales for products in the agriculture, construction equipment and North American heavy duty-truck markets remained strong while the RV and automotive end markets continued to be challenging as OEM build schedules were reduced. Engineered Solutions segment operating profit was $19 million for the three months ended November 30, 2011. Operating profit margin expansion was the result of continued productivity improvements, favorable acquisition mix and reduced incentive compensation costs.

General Corporate

General corporate expenses for the three months ended November 30, 2011 were $8 million, in line with the comparable prior year period. Additional investments in Growth + Innovation initiatives were offset by lower transaction costs for acquisitions and reduced incentive compensation costs.

Financing Costs, net

All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our segments. Financing costs, net were $8 million for both the three months ended November 30, 2011 and 2010.

Income Taxes Expense

The effective income tax rate was 23.1% and 20.6% for the three months ended November 30, 2011 and 2010, respectively. The effective tax rate for the three months ended November 30, 2011 is lower than the Federal statutory rate due to benefits from foreign tax credits, taxable earnings in foreign jurisdictions (with statutory tax rates lower than the U.S. statutory tax rate) and the utilization of net operating losses.

Cash Flows

The following table summarizes the cash flows from operating, investing and financing activities (in millions):

	Three Months Ended November 30,
	2011	2010
Net cash provided by operating activities	$20	$6
Net cash used in investing activities	—	(4)
Net cash (used in) provided by financing activities	(15)	1
Effect of exchange rates on cash	(1)	1

Net increase in cash and cash equivalents	$4	$4

Cash flows from operating activities during the three months ended November 30, 2011 were $20 million, the result of net earnings, offset by the payment of $28 million of fiscal 2011 incentive compensation costs and increased accounts receivable and inventory levels. These operating cash flows and borrowings under the Senior Credit Facility funded the repurchase of approximately 1 million shares of the Company’s common stock ($20 million) under the recently announced stock buyback program. Proceeds from the sale of property, plant and equipment (which included the sale-leaseback of certain equipment) more than offset the $6 million of capital expenditures during the first quarter of fiscal 2012.

Comparable prior year first quarter cash provided by operations was $6 million (net earnings offset by the payment of $22 million of fiscal 2010 employee incentive compensation payments and increased working capital requirements). Operating cash flows and proceeds from stock option exercises funded investing activities and the payment of the annual dividend.

Primary Working Capital Management

We use primary working capital as a percentage of sales (PWC %) as a key indicator of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric at November 30 (in millions):

	2011	PWC%	2010	PWC%
Accounts receivable, net	$227	15%	$196	15%
Inventory, net	219	14%	156	12%
Accounts payable	(163)	-11%	(131)	-10%

Net primary working capital	$283	18%	$221	17%

Our net primary working capital percentage increased modestly year-over-year from 17% to 18%, primarily as a result of the fiscal 2011 acquisitions and a conscious effort to increase inventory levels in certain businesses to meet growing customer demand.

Liquidity

Our Senior Credit Facility, which was expanded and extended during the second quarter of fiscal 2011, includes a $600 million revolving credit facility, a $100 million term loan and a $300 million expansion option. There are no required principal repayments under the term loan until $1.25 million quarterly payments commencing on March 31, 2012. At November 30, 2011, we had $48 million of cash and cash equivalents on hand and $536 million of available liquidity under our Senior Credit Facility. We believe that the availability under the Senior Credit Facility, combined with our existing cash on hand and funds generated from operations will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future.

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

See Note 7, “Debt” in the notes to the condensed consolidated financial statements for further discussion on the 2% Convertible Notes and Senior Credit Facility.

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

In the normal course of business we have entered into certain real estate and equipment leases or have guaranteed such leases on behalf of our subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, we assigned our rights in the leases used by the former subsidiary, but were not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. We remain contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $4 million at November 30, 2011.

We had outstanding letters of credit of approximately $9 million at November 30, 2011 and August 31, 2011, the majority of which secure self-insured workers compensation liabilities.

Contractual Obligations

Our contractual obligations are discussed in Part 1, Item 7 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2011, and, as of November 30, 2011, have not materially changed.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the three months ended November 30, 2011. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 are not applicable and have been omitted.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In September 2011, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 7 million shares of the Company’s outstanding Class A common stock. The following table presents information regarding the repurchase of common stock by the Company as part of this publicly announced program during the three months ended November 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
September 1 to September 30, 2011	—	—	7,000,000
October 1 to October 31, 2011	625,280	$19.98	6,374,720
November 1 to November 30, 2011	374,000	21.09	6,000,720

Total	999,280	20.40

Item 6 – Exhibits

(a)	Exhibits

See “Index to Exhibits” on page 28, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: January 9, 2012	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED November 30, 2011

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101*	The following materials from the Actuant Corporation Form 10-Q for the quarter ended November 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith