Form 10-Q/A
period 2011-05-31
ACTUANT CORP
filed 2012-01-13
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO

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

EXPLANATORY NOTE

The Company has withdrawn its Request for Confidential Treatment with respect to the specific portions of the Stock Purchase Agreement dated May 19, 2011 by and among ASCP-Weasler Holdings LLC, ASCP-Weasler Holdings, Inc., Weasler Engineering, Inc. and the Company (the “Agreement”), and is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2011 (the “Initial Report”) to replace the redacted version of the Agreement filed as Exhibit 2.1 to the Initial Report with the unredacted copy of the Agreement filed as Exhibit 2.1 hereto. This Amendment No. 1 also includes an updated exhibit list and currently dated certifications required by the Sarbanes-Oxley Act of 2002 filed as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto. This Amendment No. 1 does not change the Company’s previously reported consolidated financial statements or make any other changes to the Initial Report and should be read in conjunction with the Initial Report. The Company has not updated the disclosures contained in the Initial Report to reflect any events that have occurred after the filing date of the Initial Report.

Item6 – Exhibits

(a)	Exhibits

See “Index to Exhibits” following the signature page to this Amendment No. 1, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: January 13, 2012	By:	/s/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

AMENDMENT NO. 1 TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2011

INDEX TO EXHIBITS

Exhibit	Description	Filed Herewith	Furnished Herewith	Previously Furnished With the Initial Report
2.1	Stock Purchase Agreement, dated May 19, 2011 by and between ASCP-Weasler Holdings LLC, ASCP-Weasler Holdings, Inc., Weasler Engineering, Inc. and Actuant Corporation	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101	The following materials from the Actuant Corporation Form 10-Q for the quarter ended May 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.			X