Form 10-Q
period 2012-02-29
ACTUANT CORP
filed 2012-04-06
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2012 was 68,310,247.

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

•

market conditions in the truck, automotive, specialty vehicle, industrial production, oil & gas, energy, power generation, marine, solar, infrastructure, residential and commercial construction and retail Do-It Yourself (“DIY”) industries;

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

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net sales	$378,024	$330,698	$770,823	$649,110
Cost of products sold	236,732	205,671	476,923	402,230

Gross profit	141,292	125,027	293,900	246,880
Selling, administrative and engineering expenses	84,763	81,095	172,872	155,287
Amortization of intangible assets	7,073	6,886	14,291	12,975

Operating profit	49,456	37,046	106,737	78,618
Financing costs, net	7,821	8,238	16,043	15,790
Other expense (income), net	(171)	497	486	945

Earnings from continuing operations before income taxes	41,806	28,311	90,208	61,883
Income tax expense	9,631	6,169	20,859	13,080

Earnings from continuing operations	32,175	22,142	69,349	48,803
Loss from discontinued operations, net of income taxes	—	(14,213)	—	(14,984)

Net earnings	$32,175	$7,929	$69,349	$33,819

Earnings from continued operations per share:
Basic	$0.47	$0.32	$1.02	$0.72
Diluted	$0.43	$0.30	$0.94	$0.66

Earnings per share:
Basic	$0.47	$0.12	$1.02	$0.50
Diluted	$0.43	$0.11	$0.94	$0.46

Weighted average common shares outstanding:
Basic	68,064	68,270	68,242	68,135
Diluted	75,105	75,495	75,124	75,186

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	February 29, 2012	August 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$58,445	$44,221
Accounts receivable, net	239,074	223,760
Inventories, net	219,605	223,235
Deferred income taxes	32,474	32,461
Other current assets	23,799	22,807

Total current assets	573,397	546,484
Property, plant and equipment
Land, buildings and improvements	51,073	51,901
Machinery and equipment	257,632	263,250

Gross property, plant and equipment	308,705	315,151
Less: Accumulated depreciation	(190,247)	(186,502)

Property, plant and equipment, net	118,458	128,649
Goodwill	883,823	888,466
Other intangibles, net	463,541	479,406
Other long-term assets	12,668	13,676

Total assets	$2,051,887	$2,056,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$159,340	$170,084
Accrued compensation and benefits	49,368	71,639
Short-term borrowings and current maturities of debt	5,000	2,690
Income taxes payable	18,388	19,342
Other current liabilities	67,485	66,548

Total current liabilities	299,581	330,303
Long-term debt	520,072	522,727
Deferred income taxes	166,753	165,945
Pension and postretirement benefit liabilities	18,674	18,864
Other long-term liabilities	90,170	99,829
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 69,281,330 and 68,657,234 shares, respectively	13,855	13,731
Additional paid-in capital	(137,046)	(154,231)
Treasury stock, at cost, 999,280 shares	(20,410)	—
Retained earnings	1,146,541	1,077,192
Accumulated other comprehensive loss	(46,303)	(17,679)
Stock held in trust	(2,635)	(2,137)
Deferred compensation liability	2,635	2,137

Total shareholders’ equity	956,637	919,013

Total liabilities and shareholders’ equity	$2,051,887	$2,056,681

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	February 29, 2012	February 28, 2011
Operating Activities
Net earnings	$69,349	$33,819
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	26,610	25,184
Net loss on disposal of business	—	13,742
Stock-based compensation expense	6,962	4,813
Benefit for deferred income taxes	(2,254)	(1,390)
Amortization of debt discount and debt issuance costs	997	1,914
Other non-cash adjustments	(346)	(46)
Changes in components of working capital and other:
Accounts receivable	(17,107)	(8,569)
Inventories	(1,060)	(25,592)
Prepaid expenses and other assets	(2,137)	3,593
Trade accounts payable	(8,128)	(6,304)
Income taxes payable	36	5,270
Accrued compensation and benefits	(14,098)	(9,419)
Other liabilities	(6,823)	(16,719)

Net cash provided by operating activities	52,001	20,296
Investing Activities
Proceeds from sale of property, plant and equipment	7,775	266
Proceeds from sale of businesses, net of transaction costs	—	3,463
Capital expenditures	(10,452)	(8,291)
Business acquisitions, net of cash acquired	(18,907)	(158,533)

Net cash used in investing activities	(21,584)	(163,095)
Financing Activities
Net (repayments) borrowings on revolving credit facilities	(167)	41,169
Issuance of term loans	—	100,000
Repurchases of 2% Convertible Notes	—	(34)
Debt issuance costs	—	(5,197)
Purchase of treasury shares	(20,410)	—
Stock option exercises and related tax benefits	5,507	6,813
Cash dividend	(2,748)	(2,716)

Net cash (used in) provided by financing activities	(17,818)	140,035
Effect of exchange rate changes on cash	1,625	2,942

Net increase in cash and cash equivalents	14,224	178
Cash and cash equivalents – beginning of period	44,221	40,222

Cash and cash equivalents – end of period	$58,445	$40,400

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2012.

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

Note 2. Acquisitions

The Company continually evaluates potential acquisitions that are a strategic fit with the Company’s existing businesses or expand the Company’s portfolio into new and attractive end markets. These acquisitions result in the recognition of goodwill in the Company’s financial statements because the purchase prices reflect the future earnings and cash flow potential of the acquired companies, as well as the complementary strategic fit and resulting synergies these businesses bring to existing operations.

On February 10, 2012 the Company completed the acquisition of the stock of Jeyco Pty Ltd (“Jeyco”) for $18.6 million of cash and $2.2 million of deferred purchase price. This Energy segment acquisition, which is headquartered in Australia, designs and provides specialized mooring, rigging and towing systems and services to the offshore oil & gas industry in Australia and other international markets. Additionally, Jeyco’s products are used in a variety of applications for other markets including cyclone mooring and marine, defense and mining tow systems. The purchase price allocation resulted in the recognition of $12.0 million of goodwill (which is not deductible for tax purposes) and $5.5 million of intangible assets (tradename, non-compete and customer relationships).

         The Company completed two business acquisitions during fiscal 2011. On June 2, 2011, the Company completed the acquisition of the stock of Weasler Engineering, Inc. (“Weasler”) for $153.2 million of cash. Weasler, which is headquartered in Wisconsin, is a leading global designer and manufacturer of highly engineered drive train components and systems for agriculture, lawn & turf and industrial equipment. Weasler also supplies a variety of torque limiters, high-end gear boxes, clutches and torsional dampers which expand the product offerings of the Engineered Solutions segment. On December 10, 2010, the Company completed the acquisition of the stock of Mastervolt International Holding B.V. (“Mastervolt”) for $158.2 million of cash. Mastervolt, headquartered in The Netherlands, is a designer, developer and global supplier of highly innovative, branded power electronics, primarily for the European solar and marine markets. Mastervolt expands the Electrical segment’s geographic presence and product offerings to include additional technologies associated with the efficient conversion, control, storage and conditioning of electrical power. The purchase price allocations for these fiscal 2011 acquisitions resulted in the recognition of $153.0 million of goodwill (which is not deductible for tax purposes) and $157.5 million of intangible assets, including $81.5 million of customer relationships, $69.9 million of tradenames, $5.5 million of patents and technologies and $0.6 million of non-compete agreements.

The Company makes an initial allocation of the purchase price, at the date of acquisition, based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired business, the Company will refine its estimates of fair value. During the six months ended February 29, 2012 goodwill was reduced by $2.7 million, the net result of purchase accounting adjustments to the fair value of acquired assets and assumed liabilities, including a $7.7 million reduction to Mastervolt’s initial estimated warranty reserve.

The following unaudited pro forma results of operations of the Company for the three and six months ended February 29, 2012 and February 28, 2011, give effect to these acquisitions as though the transactions and related financing activities had occurred on September 1, 2010 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net sales
As reported	$378,024	$330,698	$770,823	$649,110
Pro forma	382,588	354,337	782,427	729,676
Earnings from continuing operations
As reported	$32,175	$22,142	$69,349	$48,803
Pro forma	32,771	23,666	72,199	54,146
Basic earnings per share from continuing operations
As reported	$0.47	$0.32	$1.02	$0.72
Pro forma	0.48	0.35	1.06	0.79
Diluted earnings per share from continuing operations
As reported	$0.43	$0.30	$0.94	$0.66
Pro forma	0.44	0.32	0.97	0.73

During the six months ended February 29, 2012, the Company paid $0.3 million of deferred purchase price for an acquisition completed in a prior year. Transaction costs related to business acquisitions were $0.7 million for the six months ended February 29, 2012 and $0.8 million in the comparable prior year period.

Note 3. Discontinued Operations

In the second quarter of fiscal 2011, the Company completed the sale of the European Electrical business for total cash proceeds of $3.5 million, net of transaction costs. As a result of the sale transaction, the Company recognized a pre-tax loss on disposal of $15.8 million. The following table summarizes the results of the European Electrical business, which has been reported as discontinued operations (in thousands):

	Three Months Ended February 28, 2011	Six Months Ended February 28, 2011
Net sales	$24,004	$49,305

Loss on disposal of business	(13,742)	(13,742)
Loss from operations of divested business	(471)	(1,158)
Income tax expense	—	(84)

Loss from discontinued operations, net of income taxes	$(14,213)	$(14,984)

Note 4. Restructuring

In fiscal 2009, in response to the dramatic downturn in the worldwide economy, the Company committed to various restructuring initiatives including workforce reductions, plant consolidations, the transfer of production and product sourcing to lower cost plants or regions and the centralization of certain selling and administrative functions. These actions were substantially completed by August 31, 2010, with limited restructuring activity in subsequent periods. Subsequent restructuring costs were $0.9 and $1.4 million for the three and six months ended February 29, 2012, respectively and $0.4 and $0.8 million for the three and six months ended February 28, 2011, respectively.

The restructuring reserve at February 29, 2012 and August 31, 2011 was $4.1 million and $3.6 million, respectively. The remaining restructuring related to severance will be paid during the next twelve months, while facility consolidation costs (primarily reserves for future lease payments for vacated facilities) will be paid over the underlying lease terms.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the six months ended February 29, 2012 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2011	$85,409	$252,285	$260,777	$289,995	$888,466
Business acquired	—	12,042	—	—	12,042
Purchase accounting adjustments	—	—	(3,995)	1,276	(2,719)
Impact of changes in foreign currency rates	(2,459)	(4,498)	(3,641)	(3,368)	(13,966)

Balance as of February 29, 2012	$82,950	$259,829	$253,141	$287,903	$883,823

The gross carrying value and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization are as follows (in thousands):

	Weighted	February 29, 2012			August 31, 2011
	Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	16	$330,792	$83,202	247,590	$331,171	$73,215	$257,956
Patents	13	50,702	32,965	17,737	51,169	31,221	19,948
Trademarks and tradenames	20	39,120	7,433	31,687	38,917	6,571	32,346
Non-compete agreements and other	4	7,527	5,983	1,544	7,362	5,671	1,691
Indefinite lived intangible assets:
Tradenames	N/A	164,983	—	164,983	167,465	—	167,465

		$593,124	$129,583	$463,541	$596,084	$116,678	$479,406

Amortization expense recorded on the intangible assets listed above was $7.1 million and $14.3 million for the three and six months ended February 29, 2012, respectively, and $6.9 million and $13.0 million for the three and six months ended February 28, 2011, respectively. The Company estimates that amortization expense will approximate $14.7 million for the remainder of fiscal 2012. Amortization expense for future years is estimated to be as follows: $27.7 million in fiscal 2013, $26.0 million in fiscal 2014, $26.0 million in fiscal 2015, $25.8 million in fiscal 2016 and $178.4 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions or changes in foreign currency exchange rates.

Note 6. Product Warranty Costs

The Company generally offers its customers a warranty on products sold, although warranty periods vary by product type and application. The acquisition of Mastervolt during fiscal 2011 increased the required warranty reserve, as this business has a longer base warranty period. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the product warranty reserve (in thousands):

	Six Months Ended
	February 29, 2012	February 28, 2011
Beginning balance	$23,707	$7,868
Purchase accounting adjustments	(7,726)	—
Warranty reserves of acquired business	43	10,870
Provision for warranties	5,393	4,802
Warranty payments and costs incurred	(5,640)	(2,450)
Impact of changes in foreign currency rates	(1,109)	652

Ending balance	$14,668	$21,742

Note 7. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 29, 2012	August 31, 2011
Senior Credit Facility
Revolver	$58,000	$58,000
Term Loan	100,000	100,000

	158,000	158,000
6.875% Senior Notes	249,481	249,432

Total Senior Indebtedness	407,481	407,432
Convertible subordinated debentures (“2% Convertible Notes”)	117,591	117,795

Total debt	525,072	525,227
Less: current maturities of long-term debt	(5,000)	(2,500)

Total long-term debt, less current maturities	$520,072	$522,727

On February 23, 2011, the Company expanded and extended its Senior Credit Facility, extending its maturity to February 23, 2016 and increasing total capacity from $400 million to $700 million. The amended Senior Credit Facility provides a $600 million revolving credit facility, a $100 million term loan and a $300 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.25% to 2.50% in the case of loans bearing interest at LIBOR and from 0.25% to 1.25% in the case of loans bearing interest at the base rate. At February 29, 2012, the borrowing spread on LIBOR based borrowings was 1.75% (aggregating to 2.4% and 2.1% on outstanding term loan and revolver borrowings, respectively). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.2% to 0.4% per annum. At February 29, 2012 the available and unused credit line under the revolver was $540.5 million. The $100 million term loan will be repaid in quarterly installments of $1.25 million starting on March 31, 2012, increasing to $2.5 million per quarter beginning on March 31, 2013, with the remaining balance due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum fixed charge coverage ratio of 1.50:1. The Company was in compliance with all debt covenants at February 29, 2012.

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

        In November 2003, the Company issued $150.0 million of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). Since the issuance date, the Company has repurchased (for cash) $32.2 million of 2% Convertible Notes at an average price of 99.3% of par value. $0.2 million of 2% Convertible Notes were converted into shares of the Company’s Class A common stock in the quarter ending November 30, 2011. The remaining $117.6 million of 2% Convertible Notes, are convertible into 5,956,619 shares of Company’s Class A common stock at a conversion rate of 50.6554 shares per $1,000 of principal amount, which equates to a conversion price of approximately $19.74 per share. The 2% Convertible Notes bear interest at a rate of 2.0% annually which is payable on November 15 and May 15 of each year. Beginning with the six-month interest period commencing May 16, 2011, holders also received contingent interest as the trading price of the 2% Convertible Notes exceeded 120% of their underlying principal amount over a specified trading period, which effectively increased the interest rate from 2.0% to 2.7% for the six month period through November 15, 2011. Contingent interest is re-evaluated every six months immediately proceeding each semi-annual interest period. Based on the trading price of the bonds, no contingent interest is due to bondholders for the six month period beginning on November 16, 2011. Since November 2010, the Company has had the ability to redeem all or part of the 2% Convertible Notes for cash at any time, at a redemption price equal to 100% of the principal amount, plus accrued interest. In addition, holders of the 2% Convertible Notes have the option to require the Company to repurchase all or a portion of their 2% Convertible Notes for cash on November 15, 2013 and November 15, 2018, at a repurchase price equal to 100% of the principal amount, plus accrued interest. Holders may also convert their 2% Convertible Notes into shares of the Company’s Class A common stock prior to the scheduled maturity date if certain conditions are met. On March 28, 2012 the Company called all of the outstanding 2% Convertible Notes (see Note 15, “Subsequent Events”).

In the third quarter of fiscal 2011, the Company entered into interest rate swap contracts that have a total notional value of $100.0 million and have maturity dates of March 23, 2016. The interest rate swap contracts pay the Company variable interest at the three month LIBOR rate, and the Company pays the counterparties a fixed interest rate of approximately 2.06%. These interest rate swap contracts were entered into to synthetically convert $100.0 million of the Senior Credit Facility variable rate borrowings into fixed rate debt. Based on the terms of the contracts and underlying debt, the interest rate swap contracts were determined to be effective, and thus qualify as cash flow hedges. As such, any changes in the fair value of these interest rate swap contracts are recorded in accumulated other comprehensive income/loss in the accompanying consolidated balance sheets. The fair value of these interest rate swap contracts was a liability of $4.9 million and $4.6 million at February 29, 2012 and August 31, 2011, respectively.

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

	February 29, 2012	August 31, 2011
Level 1 Valuation:
Cash equivalents	$3,837	$1,958
Investments	1,590	1,464
Level 2 Valuation:
Foreign currency forward contracts	$671	$(81)
Interest rate swap contracts	(4,892)	(4,552)

The fair value of the Company’s accounts receivable, accounts payable and variable rate long-term debt approximated book value as of February 29, 2012 and August 31, 2011 due to their short-term nature and the fact that the applicable interest rates approximated market rates of interest. The fair value of the Company’s outstanding $117.6 million 2% Convertible Notes at February 29, 2012 and August 31, 2011, was $170.5 million and $127.9 million, respectively. The fair value of the Company’s outstanding $250.0 million of Senior Notes at February 29, 2012 and August 31, 2011 was $259.4 million and $252.5 million, respectively. The fair value of the 2% Convertible Notes and Senior Notes were based on quoted market prices.

Note 9. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Numerator:
Net earnings from continuing operations	$32,175	$22,142	$69,349	$48,803
Plus: 2% Convertible Notes financings costs, net of taxes	383	383	893	839

Net earnings for diluted earnings per share	$32,558	$22,525	$70,242	$49,642

Denominator:
Weighted average common shares outstanding for basic earnings per share	68,064	68,270	68,242	68,135
Net effect of dilutive securities - equity based compensation plans	1,084	1,257	925	1,093
Net effect of 2% Convertible Notes based on the if-converted method	5,957	5,968	5,957	5,958

Weighted average common and equivalent shares outstanding for diluted earnings per share	75,105	75,495	75,124	75,186

Basic Earnings Per Share:	$0.47	$0.32	$1.02	$0.72
Diluted Earnings Per Share:	$0.43	$0.30	$0.94	$0.66

Anti-dilutive securities-equity based compensation plans (excluded from earnings per share calculation)	2,175	1,825	3,016	2,511

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

The effective income tax rate was 23.0% and 23.1% for the three and six months ended February 29, 2012, respectively, and 21.8% and 21.1% for the comparable prior year periods. The effective tax rate for the three and six months ended February 29, 2012 is lower than the Federal statutory rate due to benefits from foreign tax credits, taxable earnings in foreign jurisdictions (with statutory tax rates lower than the U.S. statutory tax rate) and the utilization of net operating losses.

The gross liability for unrecognized tax benefits, excluding interest and penalties, increased from $26.2 million at August 31, 2011 to $28.6 million at February 29, 2012. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. In addition, as of August 31, 2011 and February 29, 2012, the Company had liabilities totaling $5.1 million and $5.9 million, respectively, for estimated interest and penalties related to its unrecognized tax benefits.

Note 11. Other Comprehensive Income (Loss)

The Company’s comprehensive income is significantly impacted by the movement of the U.S. dollar versus other global currencies, most notably the Euro and British Pound. The following table sets forth the reconciliation of net earnings to comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net earnings	$32,175	$7,929	$69,349	$33,819
Foreign currency translation adjustment	3,974	18,247	(28,594)	27,809
Changes in net unrealized gains and losses, net of tax	(212)	2,732	(30)	2,839

Comprehensive income	$35,937	$28,908	$40,725	$64,467

Note 12. Segment Information

The Company is a global manufacturer of a broad range of industrial products and systems and is organized into four reportable segments: Industrial, Energy, Electrical, and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as rope and cable solutions to the global oil & gas, power generation and energy markets. The Electrical segment designs, manufactures and distributes a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility, marine and harsh environment markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various on and off-highway vehicle markets, as well as, a variety of other products to the industrial and agricultural markets.

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net Sales by Segment:
Industrial	$98,342	$88,935	$198,595	$176,327
Energy	78,937	61,587	159,358	132,330
Electrical	77,105	70,176	159,938	125,572
Engineered Solutions	123,640	110,000	252,932	214,881

	$378,024	$330,698	$770,823	$649,110

Net Sales by Reportable Product Line:
Industrial	$98,342	$88,935	$198,595	$176,327
Energy	78,937	61,587	159,358	132,330
Electrical	77,105	70,176	159,938	125,572
Vehicle Systems	68,916	79,762	145,280	156,503
Other	54,724	30,238	107,652	58,378

	$378,024	$330,698	$770,823	$649,110

Operating Profit:
Industrial	$26,691	$20,149	$54,624	$40,336
Energy	11,632	6,792	24,849	18,650
Electrical	5,801	4,945	10,778	8,705
Engineered Solutions	13,281	13,425	32,280	27,227
General Corporate	(7,949)	(8,265)	(15,794)	(16,300)

	$49,456	$37,046	$106,737	$78,618

	February 29, 2012	August 31, 2011
Assets:
Industrial	$275,956	$263,680
Energy	536,017	517,428
Electrical	518,851	547,556
Engineered Solutions	622,868	632,242
General Corporate	98,195	95,775

	$2,051,887	$2,056,681

In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisitions. Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes and the fair value of derivative instruments.

Note 13. Contingencies and Litigation

The Company had outstanding letters of credit of $8.4 million and $9.5 million at February 29, 2012 and August 31, 2011, respectively, the majority of which secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $4.0 million at February 29, 2012.

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Three Months Ended February 29, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$49,514	$137,431	$191,079	$—	$378,024
Cost of products sold	17,114	97,651	121,967	—	236,732

Gross profit	32,400	39,780	69,112	—	141,292
Selling, administrative and engineering expenses	19,660	26,612	38,491	—	84,763
Amortization of intangible assets	335	3,411	3,327	—	7,073

Operating profit	12,405	9,757	27,294	—	49,456
Financing costs, net	8,035	5	(219)	—	7,821
Intercompany expense (income), net	(8,682)	1,733	6,949	—	—
Other expense (income), net	822	1,330	(2,323)	—	(171)

Earnings before income tax expense	12,230	6,689	22,887	—	41,806
Income tax expense	2,818	1,541	5,272	—	9,631

Net earnings before equity in earnings of subsidiaries	9,412	5,148	17,615	—	32,175
Equity in earnings of subsidiaries	22,763	17,819	1,926	(42,508)	—

Net earnings	$32,175	$22,967	$19,541	$(42,508)	$32,175

	Three Months Ended February 28, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$37,936	$123,185	$169,577	$—	$330,698
Cost of products sold	11,509	85,833	108,329	—	205,671

Gross profit	26,427	37,352	61,248	—	125,027
Selling, administrative and engineering expenses	20,014	24,209	36,872	—	81,095
Amortization of intangible assets	—	3,782	3,104	—	6,886

Operating profit	6,413	9,361	21,272	—	37,046
Financing costs, net	8,238	—	—	—	8,238
Intercompany expense (income), net	(9,313)	3,602	5,711	—	—
Other expense (income), net	(383)	(436)	1,316	—	497

Earnings from continuing operations before income tax expense	7,871	6,195	14,245	—	28,311
Income tax expense	1,715	1,350	3,104	—	6,169

Net earnings from continuing operations before equity in earnings of subsidiaries	6,156	4,845	11,141	—	22,142
Equity in earnings of subsidiaries	15,653	10,149	855	(26,657)	—

Earnings from continuing operations	21,809	14,994	11,996	(26,657)	22,142
Loss from discontinued operations, net of income taxes	(13,880)	—	(333)	—	(14,213)

Net earnings	$7,929	$14,994	$11,663	$(26,657)	$7,929

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Six Months Ended February 29, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$98,034	$273,872	$398,917	$—	$770,823
Cost of products sold	32,393	192,283	252,247	—	476,923

Gross profit	65,641	81,589	146,670	—	293,900
Selling, administrative and engineering expenses	40,326	52,874	79,672	—	172,872
Amortization of intangible assets	670	6,831	6,790	—	14,291

Operating profit	24,645	21,884	60,208	—	106,737
Financing costs, net	16,272	8	(237)	—	16,043
Intercompany expense (income), net	(16,173)	2,299	13,874	—	—
Other expense (income), net	1,015	1,674	(2,203)	—	486

Earnings before income tax expense	23,531	17,903	48,774	—	90,208
Income tax expense	5,440	4,142	11,277	—	20,859

Net earnings before equity in earnings of subsidiaries	18,091	13,761	37,497	—	69,349
Equity in earnings of subsidiaries	51,258	34,613	1,438	(87,309)	—

Net earnings	$69,349	$48,374	$38,935	$(87,309)	$69,349

	Six Months Ended February 28, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$73,905	$245,914	$329,291	$—	$649,110
Cost of products sold	21,934	172,996	207,300	—	402,230

Gross profit	51,971	72,918	121,991	—	246,880
Selling, administrative and engineering expenses	39,184	48,197	67,906	—	155,287
Amortization of intangible assets	—	7,508	5,467	—	12,975

Operating profit	12,787	17,213	48,618	—	78,618
Financing costs, net	15,790	—	—	—	15,790
Intercompany expense (income), net	(7,428)	8,026	(598)	—	—
Other expense (income), net	(696)	(32)	1,673	—	945

Earnings from continuing operations before income tax expense	5,121	9,219	47,543	—	61,883
Income tax expense	1,150	1,973	9,957	—	13,080

Net earnings from continuing operations before equity in earnings of subsidiaries	3,971	7,246	37,586	—	48,803
Equity in earnings of subsidiaries	43,728	29,412	2,197	(75,337)	—

Earnings from continuing operations	47,699	36,658	39,783	(75,337)	48,803
Loss from discontinued operations, net of income taxes	(13,880)	—	(1,104)	—	(14,984)

Net earnings	$33,819	$36,658	$38,679	$(75,337)	$33,819

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	February 29, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets	$90,912	$164,024	$318,461	$—	$573,397
Property, Plant & Equipment, net	5,916	34,301	78,241	—	118,458
Goodwill	62,543	433,794	387,486	—	883,823
Other Intangibles, net	15,192	210,337	238,012	—	463,541
Intercompany Receivable	—	267,668	46,918	(314,586)	—
Investment in Subsidiaries	1,884,879	440,606	120,274	(2,445,759)	—
Other Long-term Assets	10,075	52	2,541	—	12,668

Total Assets	$2,069,517	$1,550,782	$1,191,933	$(2,760,345)	$2,051,887

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$68,302	$62,035	$169,244	$—	$299,581
Long-term Debt	520,072	—	—	—	520,072
Deferred Income Taxes	129,723	—	37,030	—	166,753
Pension and Post-retirement Benefit Liabilities	16,522	—	2,152	—	18,674
Other Long-term Liabilities	63,675	700	25,795	—	90,170
Intercompany Payable	314,586	—	—	(314,586)	—
Shareholders’ Equity	956,637	1,488,047	957,712	(2,445,759)	956,637

Total Liabilities and Shareholders’ Equity	$2,069,517	$1,550,782	$1,191,933	$(2,760,345)	$2,051,887

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets	$87,982	$155,067	$303,435	$—	$546,484
Property, Plant & Equipment, net	4,327	37,133	87,189	—	128,649
Goodwill	62,543	432,184	393,739	—	888,466
Other Intangibles, net	15,861	216,277	247,268	—	479,406
Intercompany Receivable	—	277,157	45,770	(322,927)	—
Investment in Subsidiaries	1,859,779	379,170	67,794	(2,306,743)	—
Other Long-term Assets	10,862	51	2,763	—	13,676

Total Assets	$2,041,354	$1,497,039	$1,147,958	$(2,629,670)	$2,056,681

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities	$76,300	$70,126	$183,877	$—	$330,303
Long-term Debt	522,727	—	—	—	522,727
Deferred Income Taxes	124,469	—	41,476	—	165,945
Pension and Post-retirement Benefit Liabilities	16,452	—	2,412	—	18,864
Other Long-term Liabilities	59,466	779	39,584	—	99,829
Intercompany Payable	322,927	—	—	(322,927)	—
Shareholders’ Equity	919,013	1,426,134	880,609	(2,306,743)	919,013

Total Liabilities and Shareholders’ Equity	$2,041,354	$1,497,039	$1,147,958	$(2,629,670)	$2,056,681

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended February 29, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(495)	$12,656	$39,840	$—	$52,001
Investing Activities
Proceeds from sale of property, plant and equipment	1,541	113	6,121	—	7,775
Capital expenditures	(3,142)	(1,699)	(5,611)	—	(10,452)
Business acquisitions, net of cash acquired	(290)	—	(18,617)	—	(18,907)

Cash used in investing activities	(1,891)	(1,586)	(18,107)	—	(21,584)
Financing Activities
Net borrowings on revolving credit facilities	10	—	(177)	—	(167)
Intercompany loan activity	24,565	(11,070)	(13,495)	—	—
Purchase of treasury shares	(20,410)	—	—	—	(20,410)
Stock option exercises and related tax benefits	5,507	—	—	—	5,507
Cash dividends	(2,748)	—	—	—	(2,748)

Cash provided by (used in) financing activities	6,924	(11,070)	(13,672)	—	(17,818)
Effect of exchange rate changes on cash	—	—	1,625	—	1,625

Net increase in cash and cash equivalents	4,538	—	9,686	—	14,224
Cash and cash equivalents - beginning of period	872	—	43,349	—	44,221

Cash and cash equivalents - end of period	$5,410	$—	$53,035	$—	$58,445

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended February 28, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(35,738)	$(9,378)	$66,945	$(1,533)	$20,296
Investing Activities
Proceeds from sale of property, plant and equipment	—	176	90	—	266
Proceeds from sale of businesses, net of transaction costs	—	—	3,463	—	3,463
Capital expenditures	(1,741)	(2,180)	(4,370)	—	(8,291)
Business acquisitions, net of cash acquired	—	(350)	(158,183)	—	(158,533)

Cash used in investing activities	(1,741)	(2,354)	(159,000)	—	(163,095)
Financing Activities
Net borrowings on revolving credit facilities	40,000	—	1,169	—	41,169
Issuance of term loans	100,000	—	—	—	100,000
Intercompany loan activity	(102,640)	11,732	90,908	—	—
Repurchases of 2% Convertible Notes	(34)	—	—	—	(34)
Debt issuance costs	(5,197)	—	—	—	(5,197)
Stock option exercises and related tax benefits	6,813	—	—	—	6,813
Cash dividends	(2,716)	—	(1,533)	1,533	(2,716)

Cash provided by financing activities	36,226	11,732	90,544	1,533	140,035
Effect of exchange rate changes on cash	—	—	2,942	—	2,942

Net increase (decrease) in cash and cash equivalents	(1,253)	—	1,431	—	178
Cash and cash equivalents - beginning of period	5,055	—	35,167	—	40,222

Cash and cash equivalents - end of period	$3,802	$—	$36,598	$—	$40,400

Note 15. Subsequent Events

On March 28, 2012 the Company acquired Turotest Medidores Ltda (“Turotest”) for approximately $8.1 million of cash and $5.5 million of deferred purchase price. Turotest is a leader in the design and manufacture of instrument panels, gauges and senders serving the Brazilian agriculture, construction equipment and other industrial markets. Turotest, headquartered near Sao Paulo, Brazil, expands the geographic presence of the Engineered Solutions segment.

On March 27, 2012 the Company gave notice of its intention to redeem all of the outstanding 2% Convertible Notes effective April 27, 2012 for cash equal to 100% of the principal amount of the Convertible Notes being redeemed, plus accrued interest, if any. The Convertible Notes are convertible at any time by their holders prior to April 26, 2012 at a rate of 50.6554 shares of common stock per $1,000 principal amount of the Convertible Notes surrendered. If all the outstanding 2% Convertible Notes are converted, which we expect, it would result in the issuance of 5,956,619 shares of the Company’s Class A common stock. The impact of the additional share issuance is already in the diluted earnings per share calculation (See Note 9, “Earnings per Share”) on an if-converted method.

On April 2, 2012 the Company announced the pricing of $300.0 million aggregate principal amount of 5.625% Senior Notes (the “5.625% Senior Notes”) due 2022 at an issue price of 100%. The sale is expected to close on April 16, 2012. In addition, the Company simultaneously commenced an offer to purchase for cash (the “Tender”) all $250.0 million of its 6.875% Senior Notes due 2017. The total consideration to be paid for each $1,000 principal amount of the notes tendered, and not validly withdrawn, will be $1,042.16, or $260.5 million in aggregate. The proceeds of the new 5.625% Senior Notes will be used to fund the Tender offer of the 6.875% Senior Notes, with the remainder used for general corporate purposes.

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

The comparability of the operating results for the three and six months ended February 29, 2012 to the prior year period has been impacted by acquisitions, changes in foreign currency translation rates and the economic conditions that exist in the end markets we serve. Listed below are the significant acquisitions completed since September 1, 2010.

Business	Segment	Acquisition Date
Jeyco Pty Ltd.	Energy	February 2012
Weasler Engineering, Inc.	Engineered Solutions	June 2011
Mastervolt Intl. Holding B.V.	Electrical	December 2010

In addition to acquisitions, changes in foreign currency exchange rates also influence our financial results as approximately one-half of our sales are denominated in currencies other than the U.S. dollar. Despite the recent strengthening of the U.S. dollar, the year-over-year weakening of the U.S. dollar during the first half of fiscal 2012 has favorably impacted our operating results due to the translation of non-U.S. dollar denominated results.

Our businesses provide a vast array of products and services across multiple customers, end markets and geographies which results in significant diversification. Since the global recession in 2009, the majority of our end markets have improved, the result of economic expansion, increased worldwide demand for energy, elevated industrial manufacturing activities and increased production of vehicles for the heavy-duty truck, construction, military and agricultural markets.

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

Results of Operations

During the first half of fiscal 2012, both the Industrial and Energy segments continued to generate double digit core sales growth as certain end markets (mining, industrial, infrastructure, oil & gas and power generation) continued to show strength. This improved end market demand, coupled with new product introductions and emerging market opportunities, is expected to continue to drive core sales growth and operating profit margin expansion during the remainder of the fiscal year. While end market demand in our Electrical segment has not fully recovered from the depressed levels during the global economic recession, the segment generated double digit core sales growth in the first half of fiscal 2012 – the result of price increases and recent improved demand for electrical products in the utility, OEM and retail DIY channels. Finally, we expect core sales declines in the Engineered Solutions segment during the balance of the fiscal year, as a result of more difficult prior year comparables and weaker European auto and truck shipments, as OEMs reduce production schedules. On a consolidated basis, our Growth + Innovation initiatives and the recent acquisitions of Mastervolt, Weasler and Jeyco are expected to provide significant growth opportunities, diversify our product offerings and expand our geographic presence.

The following table sets forth our results of operations (in millions):

	Three Months Ended				Six Months Ended
	February 29, 2012		February 28, 2011		February 29, 2012		February 28, 2011
Net sales	$378	100%	$331	100%	$771	100%	$649	100%
Cost of products sold	237	63%	206	62%	477	62%	402	62%

Gross profit	141	37%	125	38%	294	38%	247	38%
Selling, administrative and engineering expenses	85	22%	81	24%	173	22%	155	24%
Amortization of intangible assets	7	2%	7	2%	14	2%	13	2%

Operating profit	49	13%	37	11%	107	14%	79	12%
Financing costs, net	8	2%	8	2%	16	2%	16	2%
Other expense (income), net	(1)	0%	1	0%	1	0%	1	0%

Earnings before income tax expense	42	11%	28	8%	90	12%	62	10%
Income tax expense	10	3%	6	2%	21	3%	13	2%

Earnings from continuing operations	$32	8%	$22	7%	$69	9%	$49	8%

Net sales increased 14% to $378 million for the second quarter and 19% to $771 for the six months ended February 29, 2012 compared to $331 million and $649 million for the same three and six month periods in the prior year. Changes in foreign currency exchange rates had a $2 million unfavorable impact on second quarter sales comparisons and benefited sales by $2 million on a year-to-date basis. Sales generated by businesses acquired since September 2010, were $25 million and $72 million, respectively, for the three and six month periods ended February 29, 2012. Consolidated core sales growth (growth excluding effects of foreign exchange, acquisitions owned less than one year and divestitures) was 8% in both the second quarter and year-to-date, the result of broad based improvement in the Company’s served markets. Despite increased investments to support Growth + Innovation initiatives, consolidated operating profit margins expanded in both the second quarter and first half of fiscal 2012, the result of an improved cost structure, favorable product mix, various pricing actions, reduced incentive compensation costs and improved operating leverage on the higher sales volumes. The changes in sales and operating profit at the segment level are discussed in further detail below.

Segment Results (in millions)

Industrial Segment

The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. During the second quarter of fiscal 2012, the segment continued to generate double digit core sales growth due to robust demand across nearly all geographic regions. This increased sales volume and a continued focus on operational excellence (with specific emphasis on sourcing and supply chain management) have driven significant year-over-year improvement in operating profits. The Industrial segment continues to focus on providing customers with innovative integrated solutions, commercializing new products and expanding its business in fast growing regions and vertical markets. The following table sets forth the results of operations for the Industrial segment (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net sales	$98	$89	$199	$176
Operating profit	27	20	55	40
Operating profit %	27%	23%	28%	23%

Fiscal 2012 second quarter net sales increased $9 million (11%) to $98 million compared to the prior year period, while year-to-date net sales increased $23 million (13%) to $199 million. Excluding the minor impact of changes in foreign currency rates, core sales growth was 11% for the second quarter and 12% year-to-date, the result of continued strong industrial demand across our served end markets and geographies. These increased sales volumes, favorable product mix and lower incentive compensation costs resulted in operating profit margin expansion during both the current quarter and on a year-to-date basis. Industrial segment operating profit increased for the three and six months ended February 29, 2012 by $7 million (32%) and $15 million (35%), respectively.

Energy Segment

The Energy segment provides joint integrity products and services, as well as rope and cable solutions to the global oil & gas, power generation and energy markets. Being a later cycle business, our Energy segment was the last of our four segments to recover from the global recession. Worldwide requirements for energy and higher oil prices have encouraged customers and asset owners to invest in capital projects or complete previously deferred maintenance activities. As a result, we are seeing broad-based strength across this segment, which has delivered four consecutive quarters of double digit core sales growth. The following table sets forth the results of operations for the Energy segment (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net sales	$79	$62	$159	$132
Operating profit	12	7	25	19
Operating profit %	15%	11%	16%	14%

Energy segment net sales for the three and six months ended February 29, 2012 increased by $17 million (28%) and $27 million (20%), respectively, compared to the prior year periods. Excluding sales from the recently completed Jeyco acquisition and the impact of changes in foreign currency exchange rates, core sales grew 27% and 19% for the second quarter and first half of fiscal 2012, respectively. This core sales growth resulted from increased quoting and sales activity across nearly all of the segment’s primary markets, including capital project activity in the oil & gas market, maintenance related spending and strong sales to the North American power generation (nuclear) market. Energy segment operating profit increased by $5 million (4%) to $12 million for the second quarter of fiscal 2012 while year-to-date operating profit increased by $6 million (33%) to $25 million. Improved operating profit margins were driven by continued productivity improvements, increased operating leverage (driven by higher sales volumes) as well as a favorable adjustment to an acquisition earn-out provision.

Electrical Segment

The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, original equipment manufacturer (“OEM”), solar, utility and harsh environment markets. During the first half of fiscal 2012, the Electrical segment delivered double digit core sales growth, the result of improved end market conditions in North America (utility, DIY, wholesale and OEM) as housing and commercial construction markets started to slowly recover from recessionary lows. Future results of the Electrical segment will continue to be impacted by fluctuations in commodity costs, the realization of price increases, changes in European solar feed-in tariffs and end market demand in North America. The following table sets forth the results of operations for the Electrical segment (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net sales	$77	$70	$160	$126
Operating profit	6	5	11	9
Operating profit %	8%	7%	7%	7%

Compared to prior year, Electrical segment net sales for the second quarter of fiscal 2012 increased $7 million (10%) to $77 million and increased $34 million (27%) to $160 million in the comparable six month period. Mastervolt sales were $16 million and $39 million for the three and six months ended February 29, 2012, respectively. Excluding sales from this acquisition and favorable changes in foreign currency exchange rates, core sales increased 14% and 11% for the three and six months ended February 29, 2012, the result of price increases and higher sales volumes in the retail, industrial, utility and marine markets. Electrical segment operating profit for the three and six months ended February 29, 2012 was $6 million and $11 million, respectively. Despite unfavorable acquisition mix, higher incentive compensation costs and $0.9 million of restructuring costs associated with plant closures, quarterly operating profit margin expansion was driven by increased sales volumes and favorable product mix.

Engineered Solutions Segment

The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other industrial products. As expected, this segment experienced a core sales decline in the second quarter, reflecting lower OEM production rates from European and China truck customers as well as convertible top OEMs. However, most other end markets are seeing strong conditions and sales levels, including strong demand from the global agriculture and North American truck and construction equipment end markets. The acquisition of Weasler Engineering in June 2011 has provided sales and earnings growth opportunities for the segment, by expanding the product offerings (primarily in the North American and European agricultural markets) and providing increased aftermarket sales opportunities. The following table sets forth the results of operations for the Engineered Solutions segment (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net sales	$124	$110	$253	$215
Operating profit	13	13	32	27
Operating profit %	11%	12%	13%	13%

Engineered Solutions segment second quarter net sales increased by $14 million (12%), from $110 million in the prior year to $124 million in fiscal 2012. During the first half of fiscal 2012, Engineered Solutions net sales also increased by $38 million (18%) from $215 million in the prior year to $253 million. Excluding foreign currency rate changes and sales from the acquired Weasler business ($25 million and $48 million, respectively for the three and six months ended February 29, 2012), core sales declined 9%, and 5% respectively, for the second quarter and first half of fiscal 2012. The core sales decline was the result of tougher prior year comparables and weaker European and China auto and truck demand as OEMS reduce production schedules. Engineered Solutions segment operating profit was $13 million and $32 million for the three and six month periods ended February 29, 2012. The decline in operating profit margin during the second quarter (a seasonally weak quarter) was due to lower absorption associated with reduced production levels, partially offset by favorable acquisition mix and reduced incentive compensation costs.

General Corporate

General corporate expenses for the three and six months ended February 29, 2012 were $8 million and $16 million, respectively, consistent with the comparable prior year periods.

Financing Costs, net

All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our segments. Financing costs, net were $8 million and $16 million, for the three and six months ended February 29, 2012, unchanged from the comparable prior year periods.

Income Tax Expense

The effective income tax rate was 23.0% and 23.1% for the three and six months ended February 29, 2012, respectively, and 21.8% and 21.1% for the comparable prior year periods. The effective tax rate for the three and six months ended February 29, 2012 is lower than the Federal statutory rate due to benefits from foreign tax credits, taxable earnings in foreign jurisdictions (with statutory rates lower than the U.S. statutory tax rate) and the utilization of net operating losses.

Cash Flows

The following table summarizes the cash flows from operating, investing and financing activities (in millions):

	Six Months Ended
	February 29, 2012	February 28, 2011
Net cash provided by operating activities	$52	$20
Net cash used in investing activities	(22)	(163)
Net cash (used in) provided by financing activities	(18)	140
Effect of exchange rates on cash	2	3

Net increase in cash and cash equivalents	$14	$—

Cash flows from operating activities during the six months ended February 29, 2012 were $52 million, the result of net earnings, offset by the payment of $28 million of fiscal 2011 incentive compensation costs and increased working capital requirements. Operating cash flows and borrowings under the Senior Credit Facility funded the repurchase of approximately 1 million shares of the Company’s common stock ($20 million) under the stock buyback program and the $19 million purchase price for the Jeyco acquisition. Proceeds from the sale of property, plant and equipment (which included the sale-leaseback of certain equipment and the sale of a vacant facility) were $8 million, while related capital expenditures were $10 million.

In the comparable prior year period we utilized cash from operating activities and borrowings under our Senior Credit Facility to fund the $158 million of cash used in the Mastervolt acquisition.

Primary Working Capital Management

We use primary working capital as a percentage of sales (PWC %) as a key indicator of working capital management efficiency. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric (in millions):

	February 29, 2012	PWC%	February 28, 2011	PWC%
Accounts receivable, net	$239	16%	$220	16%
Inventory, net	219	14%	196	15%
Accounts payable	(159)	–10%	(146)	–11%

Net primary working capital	$299	20%	$270	20%

Liquidity

Our Senior Credit Facility, which was expanded and extended during the second quarter of fiscal 2011, includes a $600 million revolving credit facility, a $100 million term loan and a $300 million expansion option. There are no required principal repayments under the term loan until $1.25 million quarterly payments commencing on March 31, 2012. At February 29, 2012, we had $58 million of cash and cash equivalents on hand and $540 million of available liquidity under our Senior Credit Facility. We believe that the availability under the Senior Credit Facility, combined with our existing cash on hand and funds generated from operations will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future.

See Note 7, “Debt” and Note 15, “Subsequent Events” in the notes to the condensed consolidated financial statements for further discussion on our debt and liquidity.

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

In the normal course of business we have entered into certain real estate and equipment leases or have guaranteed such leases on behalf of our subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, we assigned our rights in the leases used by the former subsidiary, but were not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. We remain contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $4 million at February, 29, 2012.

We had outstanding letters of credit of approximately $8 million and $9 million at February 29, 2012 and August 31, 2011, respectively, the majority of which secure self-insured workers compensation liabilities.

Contractual Obligations

Our contractual obligations are discussed in Part 1, Item 7 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2011, and, as of February 29, 2012, have not materially changed.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the six months ended February 29, 2012. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 are not applicable and have been omitted.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In September 2011, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 7 million shares of the Company’s outstanding Class A common stock. As of February 29, 2012 the maximum number of shares that may yet be purchased under the program was 6,000,720 shares. There were no shares repurchased in the three month period ended February 29, 2012.

Item 6 – Exhibits

(a) Exhibits

See “Index to Exhibits” on page 29, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: April 6, 2012	By	/s/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED February 29, 2012

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101*	The following materials from the Actuant Corporation Form 10-Q for the quarter ended February 29, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith