Form 10-Q
period 2012-05-31
ACTUANT CORP
filed 2012-07-09
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Class A Common Stock as of June 30, 2012 was 72,850,365.

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

•

market conditions in the truck, automotive, specialty vehicle, agriculture, industrial, oil & gas, energy, power generation, marine, solar, infrastructure, residential and commercial construction and retail Do-It Yourself (“DIY”) industries;

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net sales	$429,215	$392,777	$1,200,038	$1,041,887
Cost of products sold	263,095	238,739	740,018	640,969

Gross profit	166,120	154,038	460,020	400,918
Selling, administrative and engineering expenses	91,063	89,166	263,935	244,453
Amortization of intangible assets	7,393	6,871	21,684	19,846

Operating profit	67,664	58,001	174,401	136,619
Financing costs, net	7,236	7,850	23,279	23,640
Debt refinancing charges	16,830	—	16,830	—
Other expense, net	2,604	331	3,090	1,276

Earnings from continuing operations before income taxes	40,994	49,820	131,202	111,703
Income tax expense	6,593	11,460	27,452	24,540

Earnings from continuing operations	34,401	38,360	103,750	87,163
Loss from discontinued operations, net of income taxes	—	(2,002)	—	(16,986)

Net earnings	$34,401	$36,358	$103,750	$70,177

Earnings from continuing operations per share:
Basic	$0.48	$0.56	$1.50	$1.28
Diluted	$0.45	$0.51	$1.39	$1.17

Earnings per share:
Basic	$0.48	$0.53	$1.50	$1.03
Diluted	$0.45	$0.49	$1.39	$0.95

Weighted average common shares outstanding:
Basic	71,083	68,354	69,184	68,208
Diluted	75,371	75,571	75,201	75,314

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	May 31,	August 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$80,149	$44,221
Accounts receivable, net	237,438	223,760
Inventories, net	206,389	223,235
Deferred income taxes	32,206	32,461
Other current assets	19,109	22,807

Total current assets	575,291	546,484
Property, plant and equipment
Land, buildings and improvements	50,873	51,901
Machinery and equipment	254,083	263,250

Gross property, plant and equipment	304,956	315,151
Less: Accumulated depreciation	(188,991)	(186,502)

Property, plant and equipment, net	115,965	128,649
Goodwill	873,682	888,466
Other intangibles, net	454,360	479,406
Other long-term assets	14,811	13,676

Total assets	$2,034,109	$2,056,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$167,632	$170,084
Accrued compensation and benefits	53,008	71,639
Short-term borrowings and current maturities of debt	6,250	2,690
Income taxes payable	30,289	19,342
Other current liabilities	68,583	66,548

Total current liabilities	325,762	330,303
Long-term debt	392,500	522,727
Deferred income taxes	133,619	165,945
Pension and postretirement benefit liabilities	18,171	18,864
Other long-term liabilities	86,772	99,829
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000, issued 75,274,829 and 68,657,234 shares, respectively	15,054	13,731
Additional paid-in capital	382	(154,231)
Treasury stock, at cost, 1,732,245 shares	(39,282)	—
Retained earnings	1,180,942	1,077,192
Accumulated other comprehensive loss	(79,811)	(17,679)
Stock held in trust	(2,661)	(2,137)
Deferred compensation liability	2,661	2,137

Total shareholders’ equity	1,077,285	919,013

Total liabilities and shareholders’ equity	$2,034,109	$2,056,681

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2012	2011
Operating Activities
Net earnings	$103,750	$70,177
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	40,192	38,143
Net loss on disposal of business	—	15,744
Stock-based compensation expense	10,002	8,093
Benefit for deferred income taxes	(2,137)	(2,298)
Amortization of debt discount and debt issuance costs	1,492	2,409
Non-cash debt refinancing charge	2,254	—
Other non-cash adjustments	(138)	(18)
Changes in components of working capital and other:
Accounts receivable	(21,692)	(27,752)
Inventories	9,171	(39,533)
Prepaid expenses and other assets	1,071	5,989
Trade accounts payable	2,779	18,400
Income taxes payable	(2,056)	6,904
Accrued compensation and benefits	(8,766)	646
Other liabilities	(6,608)	(1,806)

Net cash provided by operating activities	129,314	95,098

Investing Activities
Proceeds from sale of property, plant and equipment	8,486	359
Proceeds from sale of business, net of transaction costs	—	3,463
Capital expenditures	(17,491)	(14,843)
Business acquisitions, net of cash acquired	(29,734)	(160,047)

Net cash used in investing activities	(38,739)	(171,068)

Financing Activities
Net (repayments) borrowings on revolving credit facilities	(58,167)	14
Issuance of term loan	—	100,000
Principal repayments on term loan	(1,250)	—
Repurchases of 2% Convertible Notes	(102)	(34)
Proceeds from 5.625% Senior Note issuance	300,000	—
Redemption of 6.875% Senior Notes	(250,000)	—
Debt issuance costs	(5,340)	(5,197)
Purchase of treasury shares	(39,282)	—
Stock option exercises and related tax benefits	6,392	7,285
Cash dividend	(2,748)	(2,716)

Net cash provided by (used in) financing activities	(50,497)	99,352
Effect of exchange rate changes on cash	(4,150)	4,695

Net increase in cash and cash equivalents	35,928	28,077
Cash and cash equivalents—beginning of period	44,221	40,222

Cash and cash equivalents—end of period	$80,149	$68,299

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2012.

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

On March 28, 2012 the Company acquired the stock of Turotest Medidores Ltda (“Turotest”) for $8.1 million of cash and deferred consideration of $5.3 million. Turotest, an Engineered Solutions segment acquisition, headquartered in San Paulo, Brazil designs and manufactures instrument panels and gauges serving the Brazilian agriculture and industrial markets. The acquisition resulted in the recognition of $5.5 million of goodwill (which is not deductible for tax purposes) and $7.0 million of intangible assets (customer relationships, tradename and non-compete).

On February 10, 2012 the Company completed the acquisition of the stock of Jeyco Pty Ltd (“Jeyco”) for $20.7 million of cash. Jeyco, an Energy segment acquisition, headquartered near Perth, Australia, designs and provides specialized mooring, rigging and towing systems and services to the offshore oil & gas industry in Australia and other international markets. Additionally, Jeyco’s products are used in a variety of applications for other markets including cyclone mooring and marine, defense and mining tow systems. The purchase price allocation resulted in the recognition of $14.1 million of goodwill (which is not deductible for tax purposes) and $5.5 million of intangible assets (tradename, non-compete and customer relationships).

The Company completed two business acquisitions during fiscal 2011. On June 2, 2011, the Company completed the acquisition of Weasler Engineering, Inc. (“Weasler”) for $153.2 million of cash. Weasler, which is headquartered in Wisconsin, is a global designer and manufacturer of highly engineered drive train components and systems for agriculture, lawn & turf and industrial equipment. Weasler also supplies a variety of torque limiters, high-end gear boxes, clutches and torsional dampers which expand the product offering of the Engineered Solutions segment. On December 10, 2010, the Company completed the acquisition of Mastervolt International Holding B.V. (“Mastervolt”) for $158.2 million of cash. Mastervolt, headquartered in The Netherlands, is a designer, developer and global supplier of highly innovative, branded power electronics, primarily for the European solar and marine markets. Mastervolt expands the Electrical segment’s geographic presence and product offerings to include additional technologies associated with the efficient conversion, control, storage and conditioning of electrical power. The purchase price allocations for these fiscal 2011 acquisitions resulted in the recognition of $152.4 million of goodwill (which is not deductible for tax purposes) and $157.5 million of intangible assets, including $81.5 million of customer relationships, $69.9 million of tradenames, $5.5 million of patents and technologies and $0.6 million of non-compete agreements.

The Company makes an initial allocation of the purchase price, at the date of acquisition, based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired business, the Company will refine its estimates of fair value. During the nine months ended May 31, 2012 goodwill was reduced by $3.3 million, the net result of purchase accounting adjustments to the fair value of acquired assets and assumed liabilities, including a $7.7 million reduction to Mastervolt’s initial estimated warranty reserve.

The following unaudited pro forma results of operations of the Company for the three and nine months ended May 31, 2012 and May 31, 2011, give effect to these acquisitions as though the transactions and related financing activities had occurred on September 1, 2010 (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net sales
As reported	$429,215	$392,777	$1,200,038	$1,041,887
Pro forma	430,356	427,159	1,219,104	1,178,722

Earnings from continuing operations
As reported	$34,401	$38,360	$103,750	$87,163
Pro forma	34,668	42,037	107,485	98,927

Basic earnings per share from continuing operations
As reported	$0.48	$0.56	$1.50	$1.28
Pro forma	0.49	0.61	1.55	1.45

Diluted earnings per share from continuing operations
As reported	$0.45	$0.51	$1.39	$1.17
Pro forma	0.45	0.56	1.43	1.33

During the nine months ended May 31, 2012, the Company paid $0.9 million of deferred consideration for acquisitions completed in previous periods. Transaction costs related to various business acquisition activities were $1.0 million for the nine months ended May 31, 2012 and $0.9 million in the comparable prior year period.

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

	Three Months Ended May 31, 2011	Nine Months Ended May 31, 2011
Net sales	$—	$49,305

Loss on disposal of business	(2,086)	(15,829)
Loss from operations of divested business	—	(1,157)
Income tax benefit	84	—

Loss from discontinued operations, net of income taxes	$(2,002)	$(16,986)

Note 4. Restructuring

In fiscal 2009, in response to the dramatic downturn in the worldwide economy, the Company committed to various restructuring initiatives including workforce reductions, plant consolidations, the transfer of production and product sourcing to lower cost plants or regions and the centralization of certain selling and administrative functions. These major actions were substantially completed by August 31, 2010, with limited restructuring activity in subsequent periods. Subsequent restructuring costs were $0.5 million and $2.0 million for the three and nine months ended May 31, 2012, respectively and $0.9 million and $1.7 million for the three and nine months ended May 31, 2011, respectively.

The restructuring reserve at May 31, 2012 and August 31, 2011 was $3.5 million and $3.6 million, respectively. The remaining restructuring related to severance will be paid during the next twelve months, while facility consolidation costs (primarily reserves for future lease payments for vacated facilities) will be paid over the underlying lease terms.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the nine months ended May 31, 2012 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2011	$85,409	$252,285	$260,777	$289,995	$888,466
Businesses acquired	—	14,101	—	5,462	19,563
Purchase accounting adjustments	—	—	(3,995)	715	(3,280)
Impact of changes in foreign currency rates	(4,708)	(12,195)	(7,144)	(7,020)	(31,067)

Balance as of May 31, 2012	$80,701	$254,191	$249,638	$289,152	$873,682

The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	Weighted	May 31, 2012			August 31, 2011
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Period (Years)	Value	Amortization	Value	Value	Amortization	Value
Amortizable intangible assets:
Customer relationships	15	$328,127	$87,345	$240,782	$331,171	$73,215	$257,956
Patents	13	50,259	33,802	16,457	51,169	31,221	19,948
Trademarks and tradenames	20	41,178	7,966	33,212	38,917	6,571	32,346
Non-compete agreements and other	4	7,489	6,023	1,466	7,362	5,671	1,691
Indefinite lived intangible assets:
Tradenames	N/A	162,443	—	162,443	167,465	—	167,465

		$589,496	$135,136	$454,360	$596,084	$116,678	$479,406

Amortization expense recorded on the intangible assets listed above was $7.4 million and $21.7 million for the three and nine months ended May 31, 2012, respectively, and $6.9 million and $19.8 million for the three and nine months ended May 31, 2011, respectively. The Company estimates that amortization expense will approximate $7.4 million for the remainder of fiscal 2012. Amortization expense for future years is estimated to be as follows: $27.8 million in fiscal 2013, $26.2 million in fiscal 2014, $26.1 million in fiscal 2015, $25.9 million in fiscal 2016 and $178.6 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions or changes in foreign currency exchange rates.

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

	Nine Months Ended May 31,
	2012	2011
Beginning balance	$23,707	$7,868
Purchase accounting adjustments	(7,726)	—
Warranty reserves of acquired business	237	10,870
Provision for warranties	8,444	7,416
Warranty payments and costs incurred	(8,567)	(3,664)
Impact of changes in foreign currency rates	(2,043)	1,366

Ending balance	$14,052	$23,856

Note 7. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	May 31, 2012	August 31, 2011
Senior Credit Facility
Revolver	$—	$58,000
Term Loan	98,750	100,000

	98,750	158,000
5.625% Senior Notes	300,000	—
6.875% Senior Notes	—	249,432

Total Senior Indebtedness	398,750	407,432
Convertible subordinated debentures (“2% Convertible Notes”)	—	117,795

Total Debt	398,750	525,227
Less: current maturities of long-term debt	(6,250)	(2,500)

Total long-term debt, less current maturities	$392,500	$522,727

The Company’s Senior Credit Facility, which matures on February 23, 2016, provides a $600.0 million revolving credit facility, a $100.0 million term loan and a $300.0 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.25% to 2.50% in the case of loans bearing interest at LIBOR and from 0.25% to 1.25% in the case of loans bearing interest at the base rate. At May 31, 2012, the borrowing spread on LIBOR based borrowings was 1.75% (aggregating to 2.25% and 2.0% on outstanding term loan and revolver borrowings, respectively). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.2% to 0.4% per annum. At May 31, 2012 the available and unused credit line under the revolver was $598.3 million. Quarterly principal payments of $1.25 million began on the $100.0 million term loan on March 31, 2012, increasing to $2.5 million per quarter beginning on March 31, 2013, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum fixed charge coverage ratio of 1.50:1. The Company was in compliance with all debt covenants at May 31, 2012.

On April 16, 2012, the Company issued $300.0 million of 5.625% Senior Notes due 2022 (the “Senior Notes”) in a private offering. The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Company utilized the net proceeds from this issuance to fund the repurchase of all the Company’s then outstanding $250.0 million 6.875% Senior Notes due 2017 at a cost of 104%, or a total of $260.4 million.

In November 2003, the Company issued $150.0 million of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). Prior to fiscal 2012, the Company repurchased (for cash) $32.2 million of 2% Convertible Notes at an average price of 99.3% of par value. In addition, $0.2 million of 2% Convertible Notes were converted into shares of the Company’s Class A common stock in the first quarter of fiscal 2012. In March 2012, the Company called all of the remaining $117.6 million of 2% Convertible Notes outstanding for cash at par. As a result of the call notice, a majority of the holders of the 2% Convertible Notes converted them into shares of the Company’s Class A common stock, at a conversion rate of 50.6554 shares per $1,000 of principal amount (resulting in the issuance of 5,951,440 shares of common stock) while the remaining $0.1 million of 2% Convertible Notes were repurchased for cash. The impact of the additional share issuance was already included in the diluted earnings per share calculation (See Note 9, “Earnings per Share”) on an if-converted method. As a result of the 2% Convertible Notes being redeemed for the Company’s common stock, approximately $15.6 million of related prior income tax will be recaptured.

In fiscal 2011, the Company entered into interest rate swap contracts that had a total notional value of $100.0 million and maturity dates of March 23, 2016. The interest rate swap contracts pay the Company variable interest at the three month LIBOR rate, and the Company pays the counterparties a fixed interest rate of approximately 2.06%. These interest rate swap contracts were entered into to synthetically convert $100.0 million of the Senior Credit Facility variable rate borrowings into fixed rate debt. In connection with the debt refinancing transactions discussed above, the Company terminated the interest rate swap contracts on April 3, 2012, which resulted in a cash payment to the counterparty of $4.1 million, in full settlement of the fair value of the contracts.

In connection with the debt refinancing activities, during the three months ended May 31, 2012, the Company recognized a $16.8 million pre-tax debt refinancing charge, which included $10.4 million of tender premium paid to holders of existing 6.875% Senior Notes, a $2.3 million write-off of deferred financing fees and debt discount and a $4.1 million charge related to the termination of the interest rate swap agreements. The related tax benefit on the debt refinancing charge was $6.3 million.

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

	May 31, 2012	August 31, 2011
Level 1 Valuation:
Cash equivalents	$681	$1,958
Investments	1,514	1,464
Level 2 Valuation:
Foreign currency forward contracts	$(1,790)	$(81)
Interest rate swap contracts	—	(4,552)

The fair value of the Company’s accounts receivable, accounts payable and variable rate debt approximated book value as of May 31, 2012 and August 31, 2011 due to their short-term nature and the fact that the applicable interest rates approximated market rates of interest. The fair value of the Company’s outstanding $117.8 million 2% Convertible Notes at August 31, 2011 was $127.9 million, while the fair value of the Company’s outstanding $250.0 million of 6.875% Senior Notes was $252.5 million. The fair value of the Company’s outstanding $300.0 million of 5.625% Senior Notes at May 31, 2012 was $306.8 million. These fair values were based on quoted market prices and are therefore classified as Level 2 within the valuation hierarchy.

Note 9. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Numerator:
Net earnings from continuing operations	$34,401	$38,360	$103,750	$87,163
Plus: 2% Convertible Notes financings costs, net of taxes	(468)	383	425	1,222

Net earnings for diluted earnings per share	$33,933	$38,743	$104,175	$88,385

Denominator:
Weighted average common shares outstanding for basic earnings per share	71,083	68,354	69,184	68,208
Net effect of dilutive securities—equity based compensation plans	1,310	1,250	1,053	1,145
Net effect of 2% Convertible Notes based on the if-converted method	2,978	5,967	4,964	5,961

Weighted average common and equivalent shares outstanding for diluted earnings per share	75,371	75,571	75,201	75,314

Basic Earnings Per Share:	$0.48	$0.56	$1.50	$1.28
Diluted Earnings Per Share:	$0.45	$0.51	$1.39	$1.17

Anti-dilutive securities—equity based compensation plans (excluded from earnings per share calculation)	2,173	1,863	2,735	2,295

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

The effective income tax rate was 16.1% and 20.9% for the three and nine months ended May 31, 2012, respectively, and 23.0% and 22.0% for the comparable prior year periods. The decrease in the effective tax rate for the three and nine months ended May 31, 2012, relative to the prior year, reflects the benefit of foreign tax credits, favorable tax reserve adjustments as a result of the lapsing of various tax statutes of limitations, the utilization of net operating losses and the tax benefit on the debt refinancing charges (Note 7, “Debt”) being recognized at the U.S. statutory rates (which are higher than the Company’s consolidated global effective tax rate).

The gross liability for unrecognized tax benefits, excluding interest and penalties, decreased from $26.2 million at August 31, 2011 to $24.2 million at May 31, 2012. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. In addition, as of August 31, 2011 and May 31, 2012, the Company had liabilities totaling $5.1 million and $4.4 million, respectively, for estimated interest and penalties related to its unrecognized tax benefits.

Note 11. Other Comprehensive Income (Loss)

The Company’s comprehensive income is significantly impacted by the movement of the U.S. dollar versus other global currencies, most notably the Euro and British Pound. The following table sets forth the reconciliation of net earnings to comprehensive income (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net earnings	$34,401	$36,358	$103,750	$70,177
Foreign currency translation adjustment	(36,448)	20,114	(65,043)	47,924
Changes in net unrealized gains and losses, net of tax	2,940	(787)	2,911	2,052

Comprehensive income	$893	$55,685	$41,618	$120,153

Note 12. Segment Information

The Company is a global manufacturer of a broad range of industrial products and systems and is organized into four reportable segments: Industrial, Energy, Electrical, and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as rope and cable solutions to the global oil & gas, power generation and other energy markets. The Electrical segment designs, manufactures and distributes a broad range of electrical products to the retail DIY, wholesale, original equipment manufacturer (“OEM”), solar, utility, marine and harsh environment markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various on and off-highway vehicle markets, as well as, a variety of other products to the industrial and agricultural markets.

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net Sales by Segment:
Industrial	$110,102	$107,759	$308,696	$284,086
Energy	96,399	78,002	255,758	210,333
Electrical	85,947	80,329	245,885	205,901
Engineered Solutions	136,767	126,687	389,699	341,567

	$429,215	$392,777	$1,200,038	$1,041,887

Net Sales by Reportable Product Line:
Industrial	$110,102	$107,759	$308,696	$284,086
Energy	96,399	78,002	255,758	210,333
Electrical	85,947	80,329	245,885	205,901
Vehicle Systems	75,417	94,423	220,696	250,926
Other	61,350	32,264	169,003	90,641

	$429,215	$392,777	$1,200,038	$1,041,887

Operating Profit:
Industrial	$30,682	$29,517	$85,307	$69,853
Energy	18,515	13,545	43,364	32,194
Electrical	8,814	5,462	19,592	14,168
Engineered Solutions	18,467	19,977	50,747	47,203
General Corporate	(8,814)	(10,500)	(24,609)	(26,799)

	$67,664	$58,001	$174,401	$136,619

			May 31, 2012	August 31, 2011

Assets:
Industrial			$277,918	$263,680
Energy			532,871	517,428
Electrical			506,248	547,556
Engineered Solutions			621,197	632,242
General Corporate			95,875	95,775

			$2,034,109	$2,056,681

In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisitions. Corporate assets, which are not allocated, principally represent capitalized debt issuance costs, deferred income taxes and the fair value of derivative instruments.

Note 13. Contingencies and Litigation

The Company had outstanding letters of credit of $8.5 million and $9.5 million at May 31, 2012 and August 31, 2011, respectively, the majority of which secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $3.7 million at May 31, 2012.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 14. Guarantor Subsidiaries

On April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes due 2022. All of the Company’s material domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee (except for certain customary limitations) the 5.625% Senior Notes on a joint and several basis. The Company plans to file a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) with respect to its offer to exchange new 5.625% Senior Secured Notes due 2022 that have been registered under the Securities Act of 1933 for any and all of its outstanding 5.625% Senior Secured Notes due 2022 that have not been so registered. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Three Months Ended May 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$53,206	$153,967	$222,042	$—	$429,215
Cost of products sold	17,112	105,368	140,615	—	263,095

Gross profit	36,094	48,599	81,427	—	166,120
Selling, administrative and engineering expenses	21,609	26,264	43,190	—	91,063
Amortization of intangible assets	335	3,412	3,646	—	7,393

Operating profit	14,150	18,923	34,591	—	67,664
Financing costs, net	7,255	(22)	3	—	7,236
Intercompany expense (income), net	(8,412)	1,432	6,980	—	—
Debt refinancing charges	16,830	—	—	—	16,830
Other expense (income), net	(111)	907	1,808	—	2,604

Earnings (loss) before income tax expense (benefit)	(1,412)	16,606	25,800	—	40,994
Income tax expense (benefit)	(2,898)	3,716	5,775	—	6,593

Net earnings before equity in earnings of subsidiaries	1,486	12,890	20,025	—	34,401
Equity in earnings (loss) of subsidiaries	32,915	16,521	(450)	(48,986)	—

Net earnings	$34,401	$29,411	$19,575	$(48,986)	$34,401

	Three Months Ended May 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$45,301	$142,145	$205,331	$—	$392,777
Cost of products sold	11,904	97,584	129,251	—	238,739

Gross profit	33,397	44,561	76,080	—	154,038
Selling, administrative and engineering expenses	24,840	24,568	39,758	—	89,166
Amortization of intangible assets	—	3,893	2,978	—	6,871

Operating profit	8,557	16,100	33,344	—	58,001
Financing costs, net	7,850	—	—	—	7,850
Intercompany expense (income), net	(984)	4,453	(3,469)	—	—
Other expense (income), net	(3,628)	194	3,765	—	331

Earnings from continuing operations before income tax expense	5,319	11,453	33,048	—	49,820
Income tax expense	1,224	2,635	7,601	—	11,460

Net earnings from continuing operations before equity in earnings of subsidiaries	4,095	8,818	25,447	—	38,360
Equity in earnings of subsidiaries	33,136	22,368	1,232	(56,736)	—

Earnings from continuing operations	37,231	31,186	26,679	(56,736)	38,360
Loss from discontinued operations, net of income taxes	(873)	—	(1,129)	—	(2,002)

Net earnings	$36,358	$31,186	$25,550	$(56,736)	$36,358

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Nine Months Ended May 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$151,240	$427,839	$620,959	$—	$1,200,038
Cost of products sold	49,505	297,651	392,862	—	740,018

Gross profit	101,735	130,188	228,097	—	460,020
Selling, administrative and engineering expenses	61,935	79,138	122,862	—	263,935
Amortization of intangible assets	1,005	10,243	10,436	—	21,684

Operating profit	38,795	40,807	94,799	—	174,401
Financing costs, net	23,527	(14)	(234)	—	23,279
Intercompany expense (income), net	(24,585)	3,731	20,854	—	—
Debt refinancing charges	16,830	—	—	—	16,830
Other expense (income), net	904	2,581	(395)	—	3,090

Earnings before income tax expense	22,119	34,509	74,574	—	131,202
Income tax expense	2,542	7,858	17,052	—	27,452

Net earnings before equity in earnings of subsidiaries	19,577	26,651	57,522	—	103,750
Equity in earnings of subsidiaries	84,173	51,134	988	(136,295)	—

Net earnings	$103,750	$77,785	$58,510	$(136,295)	$103,750

	Nine Months Ended May 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$119,206	$388,059	$534,622	$—	$1,041,887
Cost of products sold	33,838	270,580	336,551	—	640,969

Gross profit	85,368	117,479	198,071	—	400,918
Selling, administrative and engineering expenses	64,024	72,765	107,664	—	244,453
Amortization of intangible assets	—	11,401	8,445	—	19,846

Operating profit	21,344	33,313	81,962	—	136,619
Financing costs, net	23,640	—	—	—	23,640
Intercompany expense (income), net	(8,412)	12,479	(4,067)	—	—
Other expense (income), net	(4,324)	162	5,438	—	1,276

Earnings from continuing operations before income tax expense	10,440	20,672	80,591	—	111,703
Income tax expense	2,374	4,608	17,558	—	24,540

Net earnings from continuing operations before equity in earnings of subsidiaries	8,066	16,064	63,033	—	87,163
Equity in earnings of subsidiaries	76,864	51,780	3,429	(132,073)	—

Earnings from continuing operations	84,930	67,844	66,462	(132,073)	87,163
Loss from discontinued operations, net of income taxes	(14,753)	—	(2,233)	—	(16,986)

Net earnings	$70,177	$67,844	$64,229	$(132,073)	$70,177

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	May 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$83,779	$159,031	$332,481	$—	$575,291
Property, plant & equipment, net	6,684	33,251	76,030	—	115,965
Goodwill	62,543	433,193	377,946	—	873,682
Other intangibles, net	14,857	206,925	232,578	—	454,360
Intercompany receivable	—	399,007	281,587	(680,594)	—
Investment in subsidiaries	1,884,934	440,620	120,266	(2,445,820)	—
Other long-term assets	12,490	22	2,299	—	14,811

Total assets	$2,065,287	$1,672,049	$1,423,187	$(3,126,414)	$2,034,109

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities	$90,009	$63,592	$172,161	$—	$325,762
Long-term debt	392,500	—	—	—	392,500
Deferred income taxes	92,126	—	41,493	—	133,619
Pension and post-retirement benefit liabilities	16,119	—	2,052	—	18,171
Other long-term liabilities	59,234	660	26,878	—	86,772
Intercompany payable	338,014	—	342,580	(680,594)	—
Shareholders’ equity	1,077,285	1,607,797	838,023	(2,445,820)	1,077,285

Total liabilities and shareholders’ equity	$2,065,287	$1,672,049	$1,423,187	$(3,126,414)	$2,034,109

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$87,982	$155,067	$303,435	$—	$546,484
Property, plant & equipment, net	4,327	37,133	87,189	—	128,649
Goodwill	62,543	432,184	393,739	—	888,466
Other intangibles, net	15,861	216,277	247,268	—	479,406
Intercompany receivable	—	277,157	288,701	(565,858)	—
Investment in subsidiaries	1,859,779	379,170	67,794	(2,306,743)	—
Other long-term assets	10,862	51	2,763	—	13,676

Total assets	$2,041,354	$1,497,039	$1,390,889	$(2,872,601)	$2,056,681

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities	$76,300	$70,126	$183,877	$—	$330,303
Long-term debt	522,727	—	—	—	522,727
Deferred income taxes	124,469	—	41,476	—	165,945
Pension and post-retirement benefit liabilities	16,452	—	2,412	—	18,864
Other long-term liabilities	59,466	779	39,584	—	99,829
Intercompany payable	322,927	—	242,931	(565,858)	—
Shareholders’ equity	919,013	1,426,134	880,609	(2,306,743)	919,013

Total liabilities and shareholders’ equity	$2,041,354	$1,497,039	$1,390,889	$(2,872,601)	$2,056,681

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended May 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$56,851	$13,659	$58,804	$—	$129,314
Investing Activities
Proceeds from sale of property, plant and equipment	2,100	137	6,249	—	8,486
Capital expenditures	(4,367)	(2,797)	(10,327)	—	(17,491)
Business acquisitions, net of cash acquired	(290)	—	(29,444)	—	(29,734)

Cash used in investing activities	(2,557)	(2,660)	(33,522)	—	(38,739)
Financing Activities
Net repayments on revolving credit facilities	(57,990)	—	(177)	—	(58,167)
Intercompany loan activity	(2,947)	(10,999)	13,946	—	—
Principal repayments on term loan	(1,250)	—	—	—	(1,250)
Repurchases of 2% Convertible Notes	(102)	—	—	—	(102)
Proceeds on 5.625% Senior Note issuance	300,000	—	—	—	300,000
Redemption of 6.875% Senior Notes	(250,000)	—	—	—	(250,000)
Debt issuance costs	(5,340)	—	—	—	(5,340)
Purchase of treasury shares	(39,282)	—	—	—	(39,282)
Stock option exercises and related tax benefits	6,392	—	—	—	6,392
Cash dividends	(2,748)	—	—	—	(2,748)

Cash (used in) provided by financing activities	(53,267)	(10,999)	13,769	—	(50,497)
Effect of exchange rate changes on cash	—	—	(4,150)	—	(4,150)

Net increase in cash and cash equivalents	1,027	—	34,901	—	35,928
Cash and cash equivalents—beginning of period	872	—	43,349	—	44,221

Cash and cash equivalents—end of period	$1,899	$—	$78,250	$—	$80,149

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended May 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$15,423	$(2,123)	$83,331	$(1,533)	$95,098
Investing Activities
Proceeds from sale of property, plant and equipment	—	191	168	—	359
Proceeds from sale of businesses, net of transaction costs	—	—	3,463	—	3,463
Capital expenditures	(3,354)	(3,537)	(7,952)	—	(14,843)
Business acquisitions, net of cash acquired	—	(350)	(159,697)	—	(160,047)

Cash used in investing activities	(3,354)	(3,696)	(164,018)	—	(171,068)
Financing Activities
Net borrowings on revolving credit facilities	—	—	14	—	14
Issuance of term loans	100,000	—	—	—	100,000
Intercompany loan activity	(95,141)	5,819	89,322	—	—
Repurchases of 2% Convertible Notes	(34)	—	—	—	(34)
Debt issuance costs	(5,197)	—	—	—	(5,197)
Stock option exercises and related tax benefits	7,285	—	—	—	7,285
Cash dividends	(2,716)	—	(1,533)	1,533	(2,716)

Cash provided by financing activities	4,197	5,819	87,803	1,533	99,352
Effect of exchange rate changes on cash	—	—	4,695	—	4,695

Net increase in cash and cash equivalents	16,266	—	11,811	—	28,077
Cash and cash equivalents—beginning of period	5,055	—	35,167	—	40,222

Cash and cash equivalents—end of period	$21,321	$—	$46,978	$—	$68,299

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

The comparability of the operating results for the three months and nine months ended May 31, 2012 to the comparable prior year periods has been impacted by acquisitions, changes in foreign currency translation rates and the economic conditions that exist in the end markets we serve. Listed below are the significant acquisitions completed since September 1, 2010.

Business	Segment	Acquisition Date
Turotest Medidores Ltda	Engineered Solutions	March 2012
Jeyco Pty Ltd.	Energy	February 2012
Weasler Engineering, Inc.	Engineered Solutions	June 2011
Mastervolt Intl. Holding B.V.	Electrical	December 2010

In addition to acquisitions, changes in foreign currency exchange rates also influence our financial results as approximately one-half of our sales are denominated in currencies other than the U.S. dollar. The year-over-year strengthening of the U.S. dollar during the first nine months of fiscal 2012 has negatively impacted our operating results due to the translation of non-U.S. dollar denominated results.

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

Results of Operations

Core sales growth in the Industrial segment has recently moderated from previous quarters, primarily due to tougher prior year comparables. Overall we continue to experience strong industrial demand across most end markets and robust activity for customized high force hydraulic systems (integrated solutions). During fiscal 2012, the Energy segment has consistently delivered double digit core sales growth as certain oil & gas end markets continue to show strength. This improved end market demand and emerging market opportunities are expected to continue to drive core sales growth and operating profit margin expansion during the remainder of the fiscal year. While end market demand in our Electrical segment has not fully recovered from the depressed levels during the global economic recession, the segment generated solid core sales growth in the first nine months of fiscal 2012 – the result of price increases and recent improved demand for electrical products in the utility, OEM, solar and retail DIY channels. Finally, we expect continued core sales declines in the Engineered Solutions segment during the balance of the fiscal year, as a result of more difficult prior year comparables and weaker European auto and global truck OEM production schedules. On a consolidated basis, our Growth + Innovation initiatives and recent acquisitions are expected to provide significant growth opportunities, diversify our product offerings and expand our geographic presence.

The following table sets forth our results of operations (in millions):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2012		2011		2012		2011
Net sales	$429	100%	$393	100%	$1,200	100%	$1,042	100%
Cost of products sold	263	61%	239	61%	740	62%	641	62%

Gross profit	166	39%	154	39%	460	38%	401	38%
Selling, administrative and engineering expenses	91	21%	89	23%	264	22%	244	23%
Amortization of intangible assets	7	2%	7	2%	22	2%	20	2%

Operating profit	68	16%	58	15%	174	15%	137	13%
Financing costs, net	7	2%	8	2%	23	2%	24	2%
Debt refinancing charges	17	4%	—	0%	17	1%	—	0%
Other expense, net	3	1%	1	0%	3	0%	1	0%

Earnings before income tax expense	41	10%	49	12%	131	11%	112	11%
Income tax expense	7	2%	11	3%	27	2%	25	2%

Earnings from continuing operations	$34	8%	$38	10%	$104	9%	$87	8%

Net sales increased 9% to $429 million for the third quarter and 15% to $1,200 million for the nine months ended May 31, 2012 compared to $393 million and $1,042 million for the comparable three and nine month periods in the prior year. Changes in foreign currency exchange rates (most notably the Euro) had a $12 million and $8 million unfavorable impact on third quarter and year-to-date sales comparisons, respectively. Sales generated by businesses acquired since September 1, 2010, were $32 million and $139 million, respectively, for the three and nine months ended May 31, 2012. Consolidated core sales growth (growth excluding the effects of foreign exchange and acquisitions) was 4% and 6% on a quarterly and year-to-date basis, respectively, the result of broad based improvement in most of the Company’s served markets. Consolidated operating profit margins expanded in both the third quarter and year-to-date, the result of an improved cost structure, favorable product mix, selective price increases, reduced incentive compensation costs and improved operating leverage on the higher sales volumes. The changes in sales and operating profit at the segment level are discussed in further detail below.

Segment Results (in millions)

Industrial Segment

The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. During the third quarter of fiscal 2012, the segment generated core sales growth as certain end markets (mining, industrial, infrastructure) continued to show strength. The Industrial segment focuses on providing customers with innovative integrated solutions, commercializing new products and expanding in faster growing regions and vertical markets. The following table sets forth the results of operations for the Industrial segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net sales	$110	$108	$309	$284
Operating profit	31	30	85	70
Operating profit %	28%	27%	28%	25%

Fiscal 2012 third quarter net sales increased $2 million (2%) to $110 million compared to the prior year period, while year-to-date net sales increased $25 million (9%) to $309 million. Changes in foreign currency exchange rates negatively impacted sales comparisons by $3 million and $2 million for the three and nine month periods, respectively. Core sales growth was 5% for the third quarter and 9% year-to-date, driven by strong demand across our served end markets and geographies. These increased sales volumes, favorable product mix and lower incentive compensation costs resulted in operating profit margin expansion during both the third quarter and on a year-to-date basis. Industrial segment operating profit increased for the three and nine months ended May 31, 2012 by $1 million (4%) and $15 million (22%), respectively.

Energy Segment

The Energy segment provides joint integrity products and services, as well as rope and cable solutions to the global oil & gas, power generation and other energy markets. Being a later cycle business, our Energy segment was the last of our four segments to recover from the global recession. Worldwide requirements for energy and supportive oil prices have encouraged customers and asset owners to invest in capital projects or complete previously deferred maintenance activities. As a result, we are seeing broad-based strength across this segment, which has delivered five consecutive quarters of double digit core sales growth. The following table sets forth the results of operations for the Energy segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net sales	$96	$78	$256	$210
Operating profit	19	14	43	32
Operating profit %	19%	17%	17%	15%

Energy segment net sales for the three and nine months ended May 31, 2012 increased $18 million (24%) and $46 million (22%), respectively, compared to the prior year periods. Excluding sales from the recently completed Jeyco acquisition and the impact of foreign currency exchange rates (which unfavorably impacted sales comparisons by $2 million and $1 million in the current quarter and year-to-date periods, respectively), core sales grew 23% and 21%, respectively in the three and nine months ended May 31, 2012. Core sales growth reflects higher activity levels across the segment’s diverse end markets, including maintenance spending in oil & gas, strong sales to the North American power generation (nuclear) market and capital project activity in offshore energy. Energy segment operating profit increased by $5 million (37%) to $19 million for the third quarter compared to a year-to-date increase of $11 million (35%) to $43 million. Improved year-to-date operating profit margins were driven by continued productivity improvements, increased operating leverage (driven by higher sales volumes) as well as a favorable adjustment to an acquisition earn-out provision.

Electrical Segment

The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility, marine and harsh environment markets. During the third quarter of fiscal 2012, the Electrical segment delivered double digit core sales growth, as North American end markets (utility, DIY, wholesale and OEM) continued to recover from recessionary lows and activity levels in European solar markets improved. Future results of the Electrical segment will continue to be impacted by fluctuations in commodity costs, the realization of price increases, changes in European solar feed-in tariffs and end market demand in North America. The following table sets forth the results of operations for the Electrical segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net sales	$86	$80	$246	$206
Operating profit	9	5	20	14
Operating profit %	10%	7%	8%	7%

Fiscal 2012 third quarter Electrical segment net sales increased $6 million (7%) to $86 million. Excluding the $2 million unfavorable impact of changes in foreign currency exchange rates, core sales growth was 10%, the result of price increases and higher sales volumes in the retail, industrial, utility and solar markets. Electrical segment net sales for the nine months ended May 31, 2012 were $246 million, a $40 million (19%) improvement over the prior year period. Excluding sales from the Mastervolt acquisition and changes in foreign currency exchange rates, core sales growth for the nine months ended May 31, 2012 was 8%. Electrical segment operating profit for the three and nine months ended May 31, 2012 was $9 million and $20 million, respectively. Despite unfavorable acquisition mix, higher incentive compensation costs and $0.5 million of restructuring costs associated with plant closures, quarterly operating profit increased due to higher sales volumes and favorable product mix.

Engineered Solutions Segment

The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in a variety of markets. As expected, this segment experienced a core sales decline in the third quarter, reflecting lower production rates by European and China truck OEMs, as well as automotive OEMs. However, most other end markets are seeing increased sales levels, including strong demand from the global agriculture and North American truck and construction equipment end markets. The recent Weasler and Turotest acquisitions have provided sales and earnings growth opportunities for the segment, by expanding into new markets (primarily in the North American, European and Brazilian agricultural markets). The following table sets forth the results of operations for the Engineered Solutions segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net sales	$137	$127	$390	$342
Operating profit	19	20	51	47
Operating profit %	14%	16%	13%	14%

Engineered Solutions segment third quarter net sales increased $10 million (8%) from $127 million in the prior year to $137 million in fiscal 2012. During the nine months ended May 31, 2012, year-over-year net sales increased $48 million (14%) to $390 million. Excluding foreign currency rate changes and sales from acquired businesses, core sales declined 11%, and 7% respectively, for the third quarter and first nine months of fiscal 2012. The impact of sales from acquired businesses was $29 million and $77 million in the three and nine months ended May 31, 2012, respectively. The decline in core sales was due to a reduction in OEM production schedules for convertible auto as well as China and European heavy-duty trucks. Segment operating profit declined from the prior year periods as the impact of the reduced volume and related under-absorption of operating costs was only partially offset by lower incentive compensation costs and favorable segment mix.

General Corporate

General corporate expenses for the three and nine months ended May 31, 2012 were $9 million and $25 million compared to $11 million and $27 million in the comparable prior year periods. Corporate expenses declined due to reduced incentive compensation costs and lower idle facility holding costs, offset by increased Growth + Innovation expenditures.

Financing Costs, net

All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our segments. Financing costs, net declined modestly year-over-year due to lower interest rates and amounts outstanding under the Company’s credit facility.

Debt Refinancing Charges

During the three months ended May 31, 2012, the Company recognized a $17 million debt refinancing charge, which included $10 million of tender premium paid to holders of existing 6.875% Senior Notes, a $2 million write-off of deferred financing fees and debt discount and a $4 million charge related to the termination of the interest rate swap agreements.

Income Tax Expense

Our effective income tax rate was 16.1% and 20.9% for the three and nine months ended May 31, 2012, respectively, and 23.0% and 22.0% for the comparable prior year periods. The year-over-year decline resulted from increased utilization of foreign tax credits, favorable tax reserve adjustments as a result of the lapsing of various tax statutes of limitations, the utilization of net operating losses and the tax benefit on the debt refinancing charges (Note 7, “Debt”) being recognized at the U.S. statutory rates (which are higher than the Company’s consolidated global effective tax rate).

Cash Flows

The following table summarizes the cash flows from operating, investing and financing activities (in millions):

	Nine Months Ended May 31,
	2012	2011
Net cash provided by operating activities	$129	$95
Net cash used in investing activities	(39)	(171)
Net cash (used in) provided by financing activities	(50)	99
Effect of exchange rates on cash	(4)	5

Net increase in cash and cash equivalents	$36	$28

Cash flows from operating activities during the nine months ended May 31, 2012 were $129 million, the result of net earnings offset by the $28 million payment of fiscal 2011 incentive compensation costs, $15 million use of cash related to the debt refinancing transactions and increased working capital requirements. This operating cash flow and the proceeds from the third quarter debt refinancing funded $39 million of treasury stock purchases, $30 million of capital deployed for acquisitions and the repayment of revolving credit facility borrowings. Proceeds from the sale of property, plant and equipment (which included the sale-leaseback of certain equipment and the sale of a vacant facility) were $8 million, while related capital expenditures were $17 million.

As described in Note 7, “Debt” we refinanced a portion of our long-term debt at lower interest rates and reduced overall indebtedness with the conversion of our $117 million of 2% Convertible Notes into shares of common stock. These actions will reduce our future financing costs and improve our capital structure.

In the first nine months of fiscal 2011 we utilized the cash provided from operating activities and new borrowings under our Senior Credit Facility to fund the $158 million acquisition of Mastervolt.

Primary Working Capital Management

We use primary working capital as a percentage of sales (PWC %) as a key indicator of working capital management efficiency. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric (in millions):

	May 31, 2012	PWC%	May 31, 2011	PWC%
Accounts receivable, net	$238	14%	$234	15%
Inventory, net	206	12%	213	14%
Accounts payable	(168)	-10%	(172)	-11%

Net primary working capital	$276	16%	$275	18%

Improved working capital management drove a reduction in our PWC % despite a growth in sales and contributed to favorable current year cash flow from operating activities.

Liquidity

Our Senior Credit Facility includes a $600 million revolving credit facility, a $100 million term loan and a $300 million expansion option. Quarterly principal payments of $1.25 million began on the $100 million term loan on March 31, 2012, increasing to $2.5 million per quarter beginning on March 31, 2013, with the remaining principal due at maturity. At May 31, 2012, we had $80 million of cash and cash equivalents and $598 million of available liquidity under our Senior Credit Facility. Our scheduled debt repayments over the next three years aggregated approximate $30 million, providing substantial flexibility. We believe that the availability under the Senior Credit Facility, combined with our existing cash and funds generated from operations will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future.

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

In the normal course of business we have entered into certain real estate and equipment leases or have guaranteed such leases on behalf of our subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, we assigned our rights in the leases used by the former subsidiary, but were not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. We remain contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $3.7 million at May 31, 2012.

We had outstanding letters of credit of approximately $8 million and $9 million at May 31, 2012 and August 31, 2011, respectively, the majority of which secure self-insured workers compensation liabilities.

Contractual Obligations

Our contractual obligations are discussed in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2011. Our contractual obligations have not materially changed since that report was filed, except with respect to debt maturities. As discussed in Note 7, “Debt” in the notes to the condensed consolidated financial statements, during the third quarter of fiscal 2012, we refinanced our 6.875% Senior Notes (due 2017) with new 5.625% Senior Notes (due 2022) and substantially all of the outstanding 2% Convertible Notes were converted into common stock.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the nine months ended May 31, 2012. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 are not applicable and have been omitted.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In September 2011, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 7 million shares of the Company’s outstanding Class A Common Stock. The following table presents information regarding the repurchase of common stock by the Company during the three months ended May 31, 2012. All of the shares were repurchased as part of the publicly announced program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
March 1 to March 31, 2012	—	—	6,000,720
April 1 to April 30, 2012	—	—	6,000,720
May 1 to May 31, 2012	732,965	$25.71	5,267,755

Total	732,965	$25.71

Item 6 – Exhibits

(a) Exhibits

See “Index to Exhibits” on page 28, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: July 9, 2012	By:	/s/ Andrew G. Lampereur
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED May 31, 2012

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

4.1	Indenture dated April 16, 2012, with respect to the Company’s 5.625% Senior Notes due 2022, among Actuant Corporation, the guarantors party thereto, and U.S. Bank National Association, as trustee.	Form 8-K filed with the SEC on April 18, 2012

4.2	Supplemental Indenture dated April 16, 2012, with respect to the Company’s 6.875% Senior Notes due 2017, among Actuant Corporation, the guarantors party thereto, and U.S. Bank National Association, as trustee.	Form 8-K filed with the SEC on April 18, 2012

10.1	Purchase Agreement dated as of April 2, 2011, by and among Actuant Corporation and certain of its subsidiaries named therein, and Wells Fargo Securities, LLC, as representative of the several Initial Purchasers named therein.	Form 8-K filed with the SEC on April 6, 2012

10.2	Registration Rights Agreement dated April 16, 2012, among Actuant Corporation and the initial purchasers of the Company’s 5.625% Senior Notes due 2022.	Form 8-K filed with the SEC on April 18, 2012

10.3	Form of Actuant Corporation Change in Control Agreement for Messrs. Arzbaecher, Blackmore, Goldstein, Kobylinski, Lampereur, Scheer, Wozniak and Ms. Grissom.	Form 8-K filed with the SEC on May 2, 2012

10.4	Form of Actuant Corporation Change in Control Agreement for Messrs. Axline and Boel.	Form 8-K filed with the SEC on May 2, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101*	The following materials from the Actuant Corporation Form 10-Q for the quarter ended May 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith