Form 10-K
period 2012-08-31
ACTUANT CORP
filed 2012-10-26
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):        Yes    ☐          No    ☒

There were 72,880,380 shares of the Registrant’s Class A Common Stock outstanding as of September 30, 2012. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on February 29, 2012) held by non-affiliates of the Registrant was approximately $1,887 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 15, 2013 are incorporated by reference into Part III hereof.

Actuant Corporation provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the industrial, oil & gas, energy, power generation, marine, solar, infrastructure, residential and commercial construction, retail Do-It-Yourself (“DIY”), truck, automotive, specialty vehicle and agriculture industries, market acceptance of existing and new products, successful integration of acquisitions and related restructuring, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor, or overhead cost increases, foreign currency risk, interest rate risk, commodity risk, the impact of geopolitical activity on the economy, the timing or strength of an economic recovery in the Company’s markets, litigation matters, the Company’s ability to access capital markets, and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.

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

Our long-term goal is to grow annual diluted earnings per share (“EPS”), excluding unusual or non-recurring items, faster than most multi-industry peers. We intend to leverage our market positions to generate annual core sales growth (overall sales growth excluding the impact of acquisitions and foreign currency rate changes) that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to core sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our financial objectives. Our LEAD (“Lean Enterprise Across Disciplines”) operational excellence process utilizes various continuous improvement techniques to reduce costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. Our LEAD efforts also support our Growth + Innovation (“G + I”) initiative, a process focused on improving core sales growth. The cash flow that results from efficient asset management and improved profitability is used to reduce debt and fund strategic acquisitions, treasury share repurchases and internal growth opportunities.

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

The high-force hydraulic and mechanical tools, including cylinders, pumps, valves, specialty tools and presses are designed to allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. Our hydraulic tools operate at very high pressures of approximately 5,000 to 12,000 pounds per square inch and are generally sold by a diverse group of industrial and specialty fluid power distributors to customers in the infrastructure, mining, steel mill, cement, rail, oil & gas and general maintenance industries. Key industrial distributors include W.W. Grainger, Applied Industrial Technologies and MSC.

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

Energy

The Energy segment provides technical products and services to the global energy markets, where safety, security, reliability and productivity are key value drivers. Products include joint integrity tools and connectors for oil & gas and power generation installations, as well as rope and cable solutions. In addition to these products, the Energy segment also provides manpower services, including machining, engineering and maintenance activities. The products and services of the Energy segment are distributed and marketed under various brand names (principally Hydratight, D.L. Ricci, Morgrip, Cortland, FibronBX, Puget Sound Rope, Biach, Selantic and Jeyco) to OEMs, maintenance and service organizations and energy producers in emerging and developed countries.

Joint integrity products include hydraulic torque wrenches, bolt tensioners and portable machining equipment, which are either sold or rented to asset owners, service providers and end users. These products are used in the maintenance of bolted joints on oil rigs and platforms, wind turbines, refineries and pipelines, petrochemical installations, as well as fossil fuel and nuclear power plants to reduce customer downtime and provide increased safety and reliability. The Hydratight businesses also provide manpower services where our highly trained technicians perform bolting, machining and joint integrity work for customers. Our joint integrity business operates to world class safety standards while delivering products and services through a localized infrastructure of rental and maintenance depots. Service, product sales and rental revenue each generate approximately one-third of our joint integrity sales. This business maintains strong relationships with a variety of leading firms such as Statoil, Baker Hughes, Bechtel and Tig Tesco Intl.

The Energy segment also provides highly-engineered rope and cable solutions that maximize performance, safety and efficiency for customers in various markets including oil & gas, heavy marine, subsea, ROV and seismic. With its global design and manufacturing capabilities the Cortland business is able to provide customized synthetic ropes, heavy lift slings, specialized mooring, rigging and towing systems, electro-optical-mechanical cables and umbilicals to customers, including leading firms such as CGG Veritas, Expro and Sercel. These products are utilized in critical applications, often deployed in harsh operating conditions (sub-sea oil & gas production, maintenance and exploration) and are required to meet robust safety standards. Additional custom designed products are also sold into a variety of other niche markets including medical, security, aerospace and defense.

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

Engineered Solutions

The Engineered Solutions segment is a leading global designer and assembler of customized position and motion control systems and other industrial products to various transportation and other niche markets. This segment focuses on providing technical and highly engineered products, including actuation systems, mechanical power transmission products, engine air flow management solutions and rugged electronic instrumentation.

Products in the Engineered Solutions segment are primarily marketed directly to OEMs through a technical sales organization. Within this segment, engineering capabilities, technical service, quality and established customer relationships are key competitive advantages.

Approximately 55% of this segment’s revenue comes from the vehicle systems product line (Power-Packer, Gits and Power Gear brands), which is sold to the truck, automotive, off-highway and specialty vehicle markets. Products include hydraulic cab-tilt and latching systems which are sold to global heavy duty truck OEMs such as Volvo, Iveco, Scania, Paccar-DAF and CNHTC and electro-hydraulic convertible top latching and actuation systems. The automotive convertible top actuation systems are utilized on both retractable soft and hard top vehicles manufactured by OEMs such as Daimler, Volkswagen, Renault, Peugeot, BMW, Volvo and Nissan. Our diesel engine air flow solutions, such as exhaust gas recirculation (“EGR”) systems, are used by diesel engine and turbocharger manufacturers to reduce emissions, improve fuel efficiency and increase horsepower. Primary end markets include heavy duty truck and off-highway equipment serving customers such as Caterpillar, Cummins, Honeywell and Borg Warner. We also sell actuation systems to various specialty vehicle OEMs (principally in the defense, recreational vehicle and off-highway markets) such as Oshkosh and Fleetwood.

The recent Maxima Technologies tuck-in acquisitions of Turotest Medidores Ltda and CrossControl AB, along with the fiscal 2011 acquisition of Weasler Engineering have further diversified the geographic presence, technologies and end markets of the Engineered Solutions segment. The broad range of products, technologies and engineered solutions of Weasler Engineering, Maxima Technologies, Elliott Manufacturing, Sanlo and Nielsen Sessions comprise the Other product line within the segment. Products include severe-duty electronic instrumentation (including displays and clusters, machine controls and sensors), power transmission products (highly engineered power transmission components including drive shafts, torque limiters, gearboxes, torsional dampers and flexible shafts), and a comprehensive line of case, container and industrial hardware. These products are sold to a variety of niche markets including agricultural implement, lawn & turf, construction, forestry, industrial, aerospace, material handling and security.

International Business

Our products and services are generally available worldwide, with our principal markets outside the United States being Europe and Asia. In fiscal 2012 we derived approximately 52% of our net sales from the United States, 34% from Europe and the Middle East, 9% from Asia and 5% from other areas. We have operations around the world and this geographic diversity allows us to draw on the skills of a global workforce, provides flexibility to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual countries and offers us an opportunity to access new markets. In addition, we believe that our future growth depends, in part, on our ability to develop products and sales opportunities that successfully target developing countries. Although international operations are subject to certain risks, we continue to believe that a global presence is key to maintaining strong relationships with many of our global customers.

Product Development and Engineering

We conduct research and development activities to develop new products, enhance the functionality, effectiveness, ease of use and reliability of our existing products and expand the applications for our products. We believe that our engineering and research & development efforts have been key drivers of our success in the marketplace. Our advanced design and engineering capabilities contribute to the development of innovative and highly engineered products, maintain our technological leadership in each segment and enhance our ability to provide customers with unique and customized solutions and products. While much research and development activity supports improvements to existing products, our engineering staff engages in research for new products and product enhancements. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide innovative products to maintain and improve our competitive position. Research and development costs are expensed as incurred, and approximated $23 million, $18 million and $15 million in fiscal 2012, 2011 and 2010, respectively. We also incur significant costs in connection with fulfilling custom orders and developing unique solutions for customer applications, which are not included in these research and development expense totals.

Through our advanced proprietary processes, with approximately 561 patents (excluding pending applications), we create products that satisfy specific customer needs and make tasks easier and more efficient for our customers. We own numerous United States and foreign patents and trademarks. No individual patent or trademark is believed to be of such importance that its termination would have a material adverse effect on our business.

Competition

The markets for all of our products are highly competitive. We provide a diverse and broad range of industrial products and systems to numerous global end markets, many of which are highly fragmented. Although we face larger competitors in several served markets, much of our competition is comprised of smaller companies that often lack the global footprint or financial resources to serve global customers. We compete for business principally on the basis of customer service, product quality and availability, engineering, research and development expertise, and price. In addition, we believe that our competitive cost structure, strategic global sourcing capabilities and global distribution support our competitive position.

Manufacturing and Operations

While we do have extensive manufacturing capabilities including machining, stamping, injection molding and fabrication, our manufacturing primarily consists of light assembly operations. We have implemented single piece flow methodology in most of our manufacturing plants, which reduces inventory levels, lowers “re-work” costs and shortens lead times to customers. We assemble the majority of the products we sell, but strategically source components and finished goods from an established global network of qualified suppliers. Components are purchased from a variety of suppliers, including those in low cost countries such as China, Turkey and Mexico. We have built strong relationships with our key suppliers and, while we single source certain of our components, we believe that in most cases there are several qualified alternative sources.

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

Order Backlogs and Seasonality

Our Industrial, Energy and Electrical segments have relatively short order-to-ship cycles, while our OEM oriented Engineered Solutions segment has a longer cycle, and therefore typically has a larger backlog. We had order backlogs of approximately $226 million and $260 million at August 31, 2012 and 2011, respectively. The decrease in backlog is primarily due to reduced production schedules and orders from auto and truck OEMs in our Engineered Solutions segment. Substantially all orders are expected to be completed in the next twelve months. While we typically enjoy a stronger second half of our fiscal year, our consolidated sales in total are not subject to significant seasonal fluctuations.

Sales Percentages by Fiscal Quarter

	2012	2011
Quarter 1	24%	22%
Quarter 2	24%	23%
Quarter 3	27%	27%
Quarter 4	25%	28%

	100%	100%

Employees

At August 31, 2012, we employed approximately 6,700 individuals. Our employees are not subject to collective bargaining agreements, with the exception of approximately 400 U.S. production employees, as well as certain international employees covered by government mandated collective labor agreements. We believe we have a good working relationship with our employees.

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

Executive Officers of the Registrant

The names, ages and positions of all of the executive officers of the Company as of October 15, 2012 are listed below.

Name	Age	Position
Robert C. Arzbaecher	52	President and Chief Executive Officer; Chairman of the Board
William L. Axline	64	Executive Vice President—Global Customer Relationships
William S. Blackmore	56	Executive Vice President—Engineered Solutions Segment
Gustav H.P. Boel	67	Executive Vice President; Director
Mark E. Goldstein	56	Executive Vice President and Chief Operating Officer
Sheri R. Grissom	48	Executive Vice President—Global Human Ressources
Brian K. Kobylinski	46	Executive Vice President—Industrial and Energy Segments
Andrew G. Lampereur	49	Executive Vice President and Chief Financial Officer
David L. Scheer	53	Executive Vice President—Electrical Segment
Theodore C. Wozniak	54	Executive Vice President—Business Development

Robert C. Arzbaecher, President and Chief Executive Officer and Chairman of the Board of Directors. Mr. Arzbaecher was named President and Chief Executive Officer of the Company in August 2000. He served as Vice President and Chief Financial Officer of the Company starting in 1994 and Senior Vice President in 1998. He served as Vice President, Finance of Tools & Supplies from 1993 to 1994. He joined the Company in 1992 as Corporate Controller. From 1988 through 1991, Mr. Arzbaecher was employed by Grabill Aerospace Industries LTD, where he last held the position of Chief Financial Officer.

William L. Axline, Executive Vice President—Global Customer Relationships. In fiscal 2011, Mr. Axline was appointed to the newly created position of Executive Vice President—Global Customer Relationships. Mr. Axline joined Actuant in January 2008 as Executive Vice President of the Electrical Segment. Prior to Actuant, Mr. Axline held the role of Executive Vice President, Chief Operating Officer of Fluidmaster, Inc. from 2003 to 2007. Prior to joining Fluidmaster, he served as President, Chief Executive Officer, of Distribution America, Inc. from 2001 to 2003 and held the role of Vice President, General Manager at Alltrade, Inc. from 1999 to 2000. Mr. Axline also has over 27 years of leadership experience with The Stanley Works.

William S. Blackmore, Executive Vice President—Engineered Solutions Segment. Mr. Blackmore has been the Executive Vice-President—Engineered Solutions Segment since fiscal year 2004. He joined the Company as leader of the Engineered Solutions-Americas business in fiscal year 2002. Prior to joining Actuant, he served as President of Integrated Systems—Americas at APW Ltd. from 2000 to 2001 and as President, Rexnord Gear and Coupling Products from 1997 to 2000. Prior to 1997, Mr. Blackmore held various general management positions at Rexnord and Pillar Industries.

Gustav H.P. Boel, Executive Vice President and member of the Board of Directors. Mr. Boel has been associated with the Company for over 25 years, currently as a member of the Board of Directors and an Executive Vice President in charge of our LEAD initiatives. Following the spin-off of the Company’s Electronics segment in fiscal 2000, he left the Company as an employee but served as a member of the Board of Directors. During this time he was employed by APW Ltd., where he last held the position of Senior Vice President. In September 2002, he rejoined the Company as an employee and was named business leader of the European Electrical business in addition to his Board responsibilities. Prior to the spin-off, he held various positions with the Company, including President of the Industrial business segment, President of Engineered Solutions Europe and President of Enerpac.

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

Sheri R. Grissom, Executive Vice President—Global Human Resources. Ms. Grissom joined Actuant in fiscal 2011, from Johnson Controls, where she was Vice President of Human Resources for the Service, Energy Solution and Global Workplace Solutions business. Prior to that, Ms. Grissom held human resource leadership positions with several leading global organizations including Johns Manville, McKechnie Group and General Electric. Ms. Grissom brings to Actuant over 20 years of global human resources experience.

Brian K. Kobylinski, Executive Vice President—Industrial and Energy Segments. Mr. Kobylinski joined the Company in 1993 and progressed through a number of management roles within the Electrical Segment. He became Vice President of Business Development for Actuant in 2002 and was named Global Business Leader, Hydratight in 2005. In 2007, he was promoted to the position of Industrial and Energy Segment Leader. Prior to joining the Company, Mr. Kobylinski was employed by Fort Howard Corporation and Federated Insurance.

Andrew G. Lampereur, Executive Vice President and Chief Financial Officer. Mr. Lampereur joined the Company in 1993 as Corporate Controller, a position he held until 1996 when he was appointed Vice President of Finance for Gardner Bender. In 1998, Mr. Lampereur was appointed Vice President, General Manager for Gardner Bender. He was appointed to his present position in August 2000. Prior to joining the Company, Mr. Lampereur held a number of financial management positions at Terex Corporation.

David L. Scheer, Executive Vice President—Electrical Segment. Mr. Scheer joined Actuant in his current role in fiscal 2011, bringing over 25 years of experience in retail and wholesale electrical businesses. Prior to joining Actuant, Mr. Scheer was Chief Operating Officer at GranQuartz and Sigma Electric Manufacturing from

2005 through 2010. Mr. Scheer also previously held various management positions at Rexel USA, Thomas & Betts and Electroline Manufacturing.

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

Our businesses and operating results have been and will continue to be affected by worldwide economic conditions. The level of demand for our products depends, in part, on the general economic conditions that exist in our served end markets. A substantial portion of our revenues are derived from customers in cyclical industries (vehicles, industrial, oil & gas, marine and electrical) that typically are adversely affected by downward economic cycles. As global economic conditions weaken or economic uncertainty continues, our customers may experience deterioration of their businesses, which may delay or lengthen sales cycles. Unforeseen events may also require additional restructuring costs. Although we expect that the related cost savings and realization of efficiencies will offset the restructuring related costs over time, we may not achieve the net benefits. Like most industrial companies, our sensitivity to economic cycles may have a material effect on our financial condition, results of operations, cash flows and liquidity.

Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions or successfully integrate recent and future acquisitions.

A significant portion of our growth has come from strategic acquisitions of businesses. We plan to continue making acquisitions to enhance our global market position and broaden our product offerings. Our ability to successfully execute acquisitions will be impacted by a number of factors, including the availability of financing on terms acceptable to us, our ability to identify acquisition candidates and increased competition for acquisitions. The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Failure to effectively execute our acquisition strategy or successfully integrate the acquired businesses could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.

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

Our total assets reflect substantial intangible assets, primarily goodwill. At August 31, 2012, goodwill and other intangible assets totaled $1,312 million, or about 65% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could be required to recognize a non-cash charge to operating earnings for goodwill or other intangible asset impairment. Any significant goodwill or intangible asset impairment could negatively affect our financial condition and results of operations. During fiscal 2012, we recognized pre-tax goodwill and intangible asset impairment charges of $62 million related to our Mastervolt business. See Note 6, “Impairment Charges” in the notes to consolidated financial statements for more information regarding goodwill and intangible asset impairment charges.

If the Company fails to develop new products or its customers do not accept the new products it develops, the Company’s business could be adversely affected.

Our ability to develop new products based on innovation can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products or failure to gain market acceptance of new products and technologies may reduce future sales and adversely affect our competitive position. We continue to invest in the development and marketing of new products through our G + I process. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain competitive advantages or that we can recover major research and development expenses. If we fail to make innovations, launch products with quality problems or the market does not accept our new products, then our financial condition, results of operations, cash flows and liquidity could be adversely affected. A lack of successful new product developments may also cause customers to buy from a competitor or may cause us to have to lower our prices to compete.

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

We continue to focus on penetrating global markets as part of our overall growth strategy and expect sales from and into foreign markets to continue to represent a significant portion of our revenue. In addition, many of the Company’s manufacturing operations and suppliers are located outside the United States. Our international operations present special risks, primarily from currency exchange rate fluctuations, exposure to local economic and political conditions, export and import restrictions, controls on repatriation of cash and exposure to local political conditions. In particular, our results of operations have been significantly affected by fluctuations in foreign currency exchange rates, especially the Euro and British pound. For example, since approximately one-third of our revenue is generated in Europe, the strengthing of the U.S. dollar against the Euro and British pound in fiscal 2012 unfavorably impacted our results of operations due to the translation of non-U.S. dollar denominated revenues. In addition, there have been several proposals to reform international taxation rules in the United States. We earn a substantial portion of our income from international operations and therefore changes to United States international tax rules may have a material adverse effect on future results of operations or liquidity. To the extent that we expand our international presence, these risks may increase.

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

Due to our global operations, we are subject to many laws governing international relations, including those that prohibit improper payments to government officials and commercial customers, and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non-U.S. government, including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws, which are complex, may result in criminal penalties or sanctions that could have a material adverse effect on our business, financial condition and results of operations.

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

Item  1B.    Unresolved Staff Comments

None.

Item  2.    Properties

As of August 31, 2012, the Company operated the following facilities in its continuing operations (square footage in thousands):

	Number of Locations
		Distribution / Sales / Admin		Square Footage
	Manufacturing		Total	Owned	Leased	Total
Industrial	8	11	19	157	528	685
Energy	11	17	28	40	510	550
Electrical	4	8	12	—	739	739
Engineered Solutions	18	5	23	612	927	1,539
Corporate and other	1	4	5	353	90	443

	42	45	87	1,162	2,794	3,956

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest locations are located in the United States, the United Kingdom, the Netherlands and China. We also maintain a presence in Australia, Azerbaijan, Brazil, Canada, Finland, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Norway, Poland, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Turkey and the United Arab Emirates. See Note 10 “Leases” in the notes to the consolidated financial statements for information with respect to our lease commitments. In addition to the facilities above, we retain responsibility for approximately 9 owned or leased facilities that are now idle and available for sale or sublease.

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

Item  4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol ATU. At September 30, 2012, there were 1,776 shareholders of record of Actuant Corporation common stock. The high and low sales prices of the common stock were as follows for the previous two fiscal years:

Fiscal Year	Period	High	Low
2012	June 1, 2012 to August 31, 2012	$29.12	$24.23
	March 1, 2012 to May 31, 2012	29.97	24.33
	December 1, 2011 to February 29, 2012	28.94	20.05
	September 1, 2011 to November 30, 2011	24.09	17.63

2011	June 1, 2011 to August 31, 2011	$27.65	$17.47
	March 1, 2011 to May 31, 2011	29.29	23.94
	December 1, 2010 to February 28, 2011	30.41	23.91
	September 1, 2010 to November 30, 2010	23.97	20.06

Dividends

In fiscal 2012, the Company declared a dividend of $0.04 per common share payable on October 16, 2012 to shareholders of record on September 28, 2012. In fiscal 2011, the Company declared a dividend of $0.04 per common share payable on October 14, 2011 to shareholders of record on September 30, 2011.

Share Repurchases

In September 2011, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 7,000,000 shares of the Company’s outstanding Class A common stock. Since the inception of the stock repurchase program 2,658,751 shares have been repurchased at a total cost of $63 million. The following table presents information regarding the repurchase of common stock by the Company during the three months ended August 31, 2012. All of the shares were repurchased as part of the publicly announced program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
June 1 to June 30, 2012	698,606	$25.78	4,569,149
July 1 to July 31, 2012	227,900	26.20	4,341,249
August 1 to August 31, 2012	—	—	4,341,249

Total	926,506	$25.66

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference.

Performance Graph:

The graph below compares the cumulative 5-year total return of Actuant Corporation’s common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Diversified Industrials index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from August 31, 2007 to August 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Actuant Corporation, the S&P 500 Index, and the Dow Jones US Diversified

Industrials Index

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	8/07	8/08	8/09	8/10	8/11	8/12
Actuant Corporation	$100.00	$103.59	$46.46	$65.34	$66.32	$93.06
S&P 500	100.00	88.86	72.64	76.20	90.30	106.56
Dow Jones US Diversified Industrials	100.00	79.40	50.68	55.07	63.81	80.90

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

	Year Ended August 31,
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Statement of Earnings Data(1)(2):
Net sales	$1,605	$1,445	$1,161	$1,118	$1,446
Gross profit	617	556	427	388	529
Selling, administrative and engineering expenses	353	333	268	250	298
Restructuring charges	3	2	15	19	—
Impairment charges	62	—	—	31	—
Amortization of intangible assets	29	27	22	20	14
Operating profit	170	194	122	68	217
Earnings from continuing operations	87	125	70	26	126

Diluted earnings per share from continuing operations	$1.17	$1.68	$0.97	$0.43	$1.98
Cash dividends per share declared	0.04	0.04	0.04	0.04	0.04

Diluted weighted average common shares	74,940	75,305	74,209	66,064	64,833

Balance Sheet Data (at end of period)(2):
Total assets	$2,007	$2,063	$1,622	$1,568	$1,668
Total debt	398	525	367	400	574

(1)	Results are from continuing operations and exclude the financial results of previously divested businesses (European Electrical, Acme Aerospace and BH Electronics).
(2)	We have completed various acquisitions that impact the comparability of the selected financial data. The results of operations for these acquisitions are included in our financial results for the period subsequent to their acquisition date. The following table summarizes the significant acquisitions that were completed during the last five fiscal years:

Acquisition	Segment	Date Completed	Sales (a)
CrossControl AB	Engineered Solutions	July 2012	$40
Turotest Medidores Ltda	Engineered Solutions	March 2012	13
Jeyco Pty Ltd	Energy	February 2012	20
Weasler Engineering, Inc.	Engineered Solutions	June 2011	85
Mastervolt Intl. Holding B.V.	Electrical	December 2010	110
Selantic	Energy	June 2010	10
Biach Industries	Energy	April 2010	5
Hydrospex	Industrial	April 2010	25
Team Hydrotec	Industrial	April 2010	5
The Cortland Companies		September 2008
Cortland Cable Company	Energy		75
Sanlo, Inc.	Engineered Solutions		25
Superior Plant Services, LLC	Energy	March 2008	25
Templeton, Kenly & Co, Inc.	Industrial	September 2007	35

(a)	Represents approximate annual sales (in millions) at the time of the completion of the transaction.

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

Our businesses provide a vast array of products and services across multiple customers and geographies which results in significant diversification. The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to identify, consummate and integrate strategic acquisitions, develop and market innovative new products, expand our business activity geographically and continuously improve operational excellence. We remain focused on maintaining our financial strength by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation. Our priorities during fiscal 2013 include a continued focus on operational excellence, cash flow generation and growth initiatives (new product development, market share gains and strategic acquisitions).

Results of Operations

The comparability of operating results has been impacted by acquisitions, divestitures and the economic conditions that exist in the end markets we serve. The operating results of acquired businesses are included in our consolidated financial statements only since their respective acquisition date. Additionally, changes in foreign currency exchange rates also influence our financial results as approximately one-half of our sales are denominated in currencies other than the U.S. dollar. The year-over-year weakening of the Euro during fiscal 2012 unfavorably impacted our operating results due to the translation of Euro denominated results. Impairment charges, restructuring costs and the related benefits from previously completed restructuring projects also impact the comparability of operating results. Since the global recession in 2009 and 2010, we have taken significant actions to address our cost structure, including workforce reductions, consolidation of facilities and the centralization of certain selling and administrative functions.

Historical Financial Data (in millions)

	Year Ended August 31,
	2012		2011		2010
Statements of Earnings Data:
Net sales	$1,605	100%	$1,445	100%	$1,161	100%
Cost of products sold	988	62%	889	62%	734	63%

Gross profit	617	38%	556	38%	427	37%
Selling, administration, and engineering expenses	353	22%	333	23%	268	23%
Restructuring charges	3	0%	2	0%	15	1%
Impairment charge	62	4%	—	0%	—	0%
Amortization of intangible assets	29	2%	27	2%	22	2%

Operating profit	170	11%	194	13%	122	11%
Financing costs, net	30	2%	32	2%	32	3%
Debt refinancing charges	17	1%	—	0%	—	0%
Other expense, net	3	0%	2	0%	1	0%

Earnings from continuing operations before income tax expense	120	7%	160	11%	89	8%
Income tax expense	33	2%	35	2%	19	2%

Earnings from continuing operations	87	5%	125	9%	70	6%
Loss from discontinued operations, net of income taxes	—	0%	(13)	-1%	(46)	-4%

Net earnings	$87	5%	$112	8%	$24	2%

Other Financial Data:
Depreciation	$25		$25		$25
Capital expenditures	23		23		20

Consolidated net sales increased by approximately $160 million (11%) from $1,445 million in fiscal 2011 to $1,605 million in fiscal 2012. Excluding the $118 million of sales from acquired businesses and the $24 million unfavorable impact of foreign currency exchange rate changes, fiscal 2012 consolidated core sales increased 5%. Consolidated net sales increased by approximately $284 million (25%) from $1,161 million in fiscal 2010 to $1,445 million in fiscal 2011. Excluding the $119 million of sales from acquired businesses and the $23 million favorable impact of foreign currency exchange rate changes, fiscal 2011 consolidated core sales increased 13% compared to the prior year. Changes in net sales at the segment level are discussed in further detail below.

Consolidated operating profit for fiscal 2012 was $170 million, compared to $194 million and $122 million for fiscal 2011 and 2010, respectively. In addition to the impact of economic conditions, the comparability of results between periods is impacted by acquisitions, changes in foreign currency exchange rates, $17 million of debt refinancing charges in fiscal 2012, the $62 million non-cash impairment charge recognized in fiscal 2012 and the timing and amount of restructuring charges and related benefits. Changes in operating profit at the segment level are discussed in further detail below.

Segment Results

Industrial Segment

While core sales growth in the Industrial segment moderated throughout fiscal 2012 (due in-part to tougher prior year comparables), the segment delivered four consecutive quarters of year-over-year core sales growth in fiscal 2012, driven by elevated industrial manufacturing activities. This core sales growth and operational improvements drove segment profitability. The Industrial segment continues to focus on providing customers with innovative integrated solutions, the commercialization of new products and the expansion of its business in fast growing regions and vertical markets. The following table sets forth summary results of operations for the Industrial segment (in millions):

	Year Ended August 31,
	2012	2011	2010
Net Sales	$419	$393	$300
Operating Profit	115	98	66
Operating Profit %	27.4%	25.0%	22.0%

Fiscal 2012 compared to Fiscal 2011

Fiscal 2012 Industrial segment net sales increased by $26 million (7%) to $419 million, the result of strong industrial tool demand across most geographies. Excluding the unfavorable impact of foreign currency exchange rates ($7 million), core sales growth for fiscal 2012 was 9%. Growth + Innovation initiatives, including targeted vertical market strategies (mining, industrial, infrastructure) and increased global demand for heavy lift and hydraulic systems (Integrated Solutions), also contributed to sales growth. These higher sales volumes, operational efficiencies, favorable product mix and lower incentive compensation costs resulted in operating profit margin expansion during fiscal 2012. Operating profit was $115 million in fiscal 2012, compared to $98 million in fiscal 2011, a $17 million (17%) increase.

Fiscal 2011 compared to Fiscal 2010

Fiscal 2011 Industrial segment net sales increased by $93 million (31%) to $393 million. The acquisition of two Integrated Solutions businesses (Hydrospex and Team Hydrotec) contributed $36 million of sales for the twelve months ended August 31, 2011. Excluding sales from these acquisitions and the favorable impact of the weaker U.S. dollar ($8 million), core sales grew 19% in fiscal 2011. In addition to generally improved macroeconomic conditions, the increased sales were the result of new product introductions and increased demand from end users in the mining, oil & gas and general maintenance industries. Industrial segment operating profit increased to $98 million for the year ended August 31, 2011 compared to $66 million in fiscal 2010. Fiscal 2011 operating profit comparisons were favorably impacted by increased sales volumes and a $6 million reduction in restructuring costs. The expansion of the Industrial segment operating profit margin, despite unfavorable acquisition mix and additional costs associated with growth initiatives, was the result of a lower cost structure from past restructuring actions and increased production levels (higher absorption of fixed manufacturing costs).

Energy Segment

Worldwide requirements for energy and supportive oil prices have encouraged Energy segment customers and asset owners to invest in capital projects, improve output and efficiencies and complete previously deferred maintenance activities. As a result, we have experienced broad based strength across this segment which generated year-over-year double digit core sales growth throughout fiscal 2012. The following table sets forth summary results of operations for the Energy segment (in millions):

	Year Ended August 31,
	2012	2011	2010
Net Sales	$349	$293	$236
Operating Profit	62	49	31
Operating Profit %	17.8%	16.8%	13.1%

Fiscal 2012 compared to Fiscal 2011

Energy segment net sales for the fiscal year ended August 31, 2012 increased $56 million (19%) to $349 million from $293 million a year ago. Excluding $7 million of sales from the Jeyco acquisition in 2012 and the impact of foreign currency rate changes (which unfavorably impacted sales by $5 million), core sales grew 19% in 2012. The core sales growth reflects market share gains and continued strong demand for our products, rental assets and technical manpower services across the global energy market. Energy segment operating profit increased $13 million (27%) to $62 million in fiscal 2012 compared to $49 million in fiscal 2011. The year-over-year improvement in operating profit margins is primarily the result of continued productivity improvements, increased operating leverage (driven by higher sales volumes), reduced incentive compensation costs and a favorable $3 million adjustment to an acquisition earn-out provision.

Fiscal 2011 compared to Fiscal 2010

Energy segment net sales in fiscal 2011 were $293 million, a $57 million (24%) increase over the prior year. Excluding sales from acquired businesses and foreign currency changes (which favorably impacted fiscal 2011 sales by $23 million), core sales increased 15% during fiscal 2011. This increase was the result of higher activity levels across nearly all of the segment’s primary markets including capital project activity in the oil & gas market, maintenance related spending in North America and emerging markets and strong sales to the power generation market. Energy segment operating profit increased $18 million (58%) to $49 million in fiscal 2011 compared to $31 million in fiscal 2010. The year-over-year increase in operating profit margins is primarily the result of continued productivity improvements and significantly increased operating leverage, a $2 million reduction in restructuring charges and favorable acquisition mix, partially offset by higher incentive compensation costs.

Electrical Segment

During fiscal 2012, many of the end markets within the Electrical segment recovered modestly from recessionary lows. These improved end market conditions and certain pricing actions resulted in the Electrical segment delivering 7% core sales growth for the fiscal year. This segment continues to focus on driving cost savings from the recently completed manufacturing facility consolidation and being responsive to end market demand (including changes in European solar feed-in tariffs and end market demand in North America). The following table sets forth the summary results of operations for the Electrical segment (in millions):

	Year Ended August 31,
	2012	2011	2010
Net Sales	$329	$286	$234
Operating Profit (Loss)	(35)	21	20
Adjusted Operating Profit(1)	28	21	20
Adjusted Operating Profit %(1)	8.5%	7.2%	8.5%

(1)	Excludes fiscal 2012 non-cash asset impairment charge of $62 million.

Fiscal 2012 compared to Fiscal 2011

Electrical segment net sales increased $43 million (15%) in fiscal 2012 to $329 million. Excluding increased sales from the Mastervolt acquisition ($28 million) and changes in foreign currency exchange rates, core sales grew 7% in fiscal 2012. This was the result of price increases and modestly higher volumes in most sales channels. The Electrical segment generated a $35 million operating loss in fiscal 2012, compared to an operating profit of $21 million in fiscal 2011. Fiscal 2012 operating results were adversely impacted by a $62 million non-cash asset impairment charge related to the Mastervolt business. Despite unfavorable acquisition mix, higher incentive compensation costs and $4 million of restructuring costs incurred to consolidate transformer manufacturing facilities, adjusted operating profit margins expanded as a result of pricing actions, cost saving initiatives and favorable product mix.

Fiscal 2011 compared to Fiscal 2010

Electrical segment net sales increased by $52 million (22%) to $286 million in fiscal 2011, with $49 million of sales growth due to the Mastervolt acquisition in December 2010. Excluding Mastervolt sales and favorable changes in foreign currency exchange rates, core sales were flat with fiscal 2010. Electrical segment operating profit increased by $1 million, to $21 million in fiscal 2011. Excluding restructuring costs, operating profit margins declined in fiscal 2011 primarily due to unfavorable mix resulting from the Mastervolt acquisition.

Engineered Solutions Segment

The Engineered Solutions segment experienced a core sales decline in fiscal 2012, reflecting lower production rates by truck and automotive OEMs. Despite strong demand during the first half of fiscal 2012, growth rates have since moderated in the global agriculture and North American truck and construction equipment end markets as major OEMs reduce production schedules. This segment continues to focus on integrating the recently acquired Turotest and CrossControl acquisitions and reducing its cost structure in line with reduced OEM build rates. The following table sets forth summary results of operations for the Engineered Solutions segment (in millions):

	Year Ended August 31,
	2012	2011	2010
Net Sales	$508	$473	$391
Operating Profit	61	64	32
Operating Profit %	12.0%	13.4%	8.2%

Fiscal 2012 compared to Fiscal 2011

Net sales in the Engineered Solutions segment increased $35 million (7%) to $508 million in fiscal 2012. Excluding the $84 million of sales from acquired businesses and the impact of the weaker Euro (which unfavorably impacted sales by $12 million), core sales declined 9% from the prior year. The core sales decline reflects sharply lower demand and reduced production schedules from vehicle OEM’s serving the convertible top auto and European and China heavy duty truck markets. Engineered Solutions segment operating profit was $61 million during fiscal 2012 compared to $64 million in the prior year. Segment operating profit declined from the prior year period, primarily the result of sales declines in some of its more profitable product lines, such as automotive and cab tilt trucks.

Fiscal 2011 compared to Fiscal 2010

Engineered Solutions segment net sales increased by $82 million (21%) to $473 million in fiscal 2011. Excluding the $8 million favorable impact of foreign currency rate changes and $26 million of sales from acquired businesses, core sales increased 12% in fiscal 2011. This growth reflects improved demand from vehicle OEMs in the global heavy-duty truck, agriculture and construction equipment markets. Engineered Solutions segment operating profit increased by $32 million from an operating profit of $32 million in fiscal 2010 to $64 million for fiscal 2011, primarily due to higher sales volume and favorable fixed cost leverage.

Restructuring Charges

In fiscal 2009 and 2010, in response to the dramatic downturn in the worldwide economy, we committed to various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing capacity, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. These actions were substantially completed by August 31, 2010, with limited restructuring activity and expense in fiscal 2011 and 2012. Total restructuring costs were $4 million,

$2 million and $17 million for the years ended August 31, 2012, 2011 and 2010, respectively. Restructuring charges in fiscal 2012 primarily relate to the closure of an Electrical segment manufacturing facility, including related severance and asset write-downs. We believe these restructuring actions better align our resources with strategic growth opportunities, optimize existing manufacturing capabilities, improve our overall cost structure and deliver increased free cash flow and profitability.

Impairment Charges

During the fourth quarter of fiscal 2012, we recognized a $62 million non-cash asset impairment charge related to the goodwill and indefinite lived intangible assets (tradename) of the Mastervolt business. The impairment was the result of business underperformance since its acquisition, reduced long-term Mastervolt profit and cash flow expectations, as well as weaker economic and credit conditions in Europe. While we believe the solar industry will continue to grow globally, we have reduced our long-term profitability expectations for Mastervolt (see Note 6, “Impairment Charges” for further information).

Financing Costs, Net

All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our segments. Net financing costs were $30 million for the year ending August 31, 2012 and $32 million for each of the years ended August 31, 2011 and 2010. The reduction in interest expense in fiscal 2012 reflects the conversion of our 2% Convertible Notes into common stock, as well as the benefit of lower borrowing costs including the benefit of refinancing our Senior Notes.

Income Tax Expense

Our income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, tax minimization planning and our ability to utilize various tax credits and net operating loss carryforwards. Income tax expense also includes the impact of provision to return adjustments and changes in valuation allowances and reserve requirements for unrecognized tax benefits. The effective income tax rate for fiscal 2012 was 27.5% (22.4% excluding the debt refinancing and impairment charges), compared to 21.8% and 21.1% in fiscal 2011 and 2010, respectively.

Discontinued Operations

Discontinued operations includes the results of the divested European Electrical business which was sold in fiscal 2010. See Note 3, “Discontinued Operations” in the notes to the consolidated financial statements for further information. The following table summarizes the results of discontinued operations (in millions):

	Year Ended August 31,
	2011	2010
Net sales	$49	$106

Net loss on disposal	(16)	—
Loss from operations of discontinued business (1)	(1)	(41)
Income tax (expense) benefit	4	(5)

Loss from discontinued operations, net of income tax	$(13)	$(46)

(1)	Includes non-cash asset impairment charge of $36 million (European Electrical) in fiscal 2010.

Liquidity and Capital Resources

The following table summarizes the cash flow attributable to operating, investing and financing activities (in millions):

	Year Ended August 31,
	2012	2011	2010
Net cash provided by operating activities	$182	$172	$121
Net cash used in investing activities	(84)	(331)	(57)
Net cash provided by (used in) financing activities	(71)	158	(37)
Effect of exchange rates on cash	(3)	5	2

Net increase in cash and cash equivalents	$24	$4	$29

Cash flows from operating activities in fiscal 2012 were a record $182 million, the result of strong cash earnings and effective working capital management, which were partially offset by the use of $30 million of cash related to the debt refinancing. This operating cash flow and the proceeds from the debt refinancing funded $63 million of share repurchases, $70 million of business acquisitions and the repayment of revolving credit facility borrowings. Proceeds from the sale of property, plant and equipment (which included the sale-leaseback of certain equipment and the sale of a vacant facility) were $9 million, while related capital expenditures were $23 million.

During fiscal 2011 we generated $172 million of cash flow from operations due to increased earnings from continuing operations and effective working capital management. We utilized this cash flow, borrowings under our Senior Credit Facility and the $4 million of proceeds from the sale of the European Electrical business to fund $313 million of acquisitions (Mastervolt and Weasler) and $23 million of capital expenditures.

In fiscal 2010, cash flows from operating activities totaled $121 million. Excluding the $37 million negative impact on working capital due to the expiration of our accounts receivable securitization program, net cash provided by operating activities increased relative to the prior year as a result of increased earnings from continuing operations, effective working capital management and the receipt of income tax refunds. This cash flow and the $8 million of proceeds from the sale of a portion of the European Electrical product line funded $46 million of acquisitions, $20 million of capital expenditures and $67 million of net debt repayments.

Primary Working Capital Management

We use primary working capital (“PWC”) as a percentage of sales as a key indicator of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric (amounts in millions):

	August 31, 2012		August 31, 2011
	$	PWC %	$	PWC %
Accounts receivable, net	$235	15%	$224	14%
Inventory, net	212	13%	223	14%
Accounts payable	(175)	(11%)	(170)	(11%)

Net primary working capital	$272	17%	$277	17%

Liquidity

Our Senior Credit Facility, which matures on February 23, 2016, includes a $600 million revolving credit facility, a $100 million term loan and a $300 million expansion option. Quarterly principal payments of $1.25 million began on the $100 million term loan on March 31, 2012, increasing to $2.5 million per quarter beginning on March 31, 2013, with the remaining principal due at maturity. At August 31, 2012, we had $68 million of cash and cash equivalents and $598 million of unused capacity on the revolver (all of which was available for borrowings). We believe that the availability under the Senior Credit Facility, combined with our existing cash on hand and anticipated operating cash flows will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future.

See Note 8, “Debt” in the notes to the consolidated financial statements for further discussion on the Senior Credit Facility.

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

Our receivables are derived from a diverse customer base in a number of industries. We have no single customer which generated 5% or more of fiscal 2012 net sales.

Capital Expenditures

The majority of our manufacturing activities consist of the assembly of components which are sourced from a variety of vendors. As a result, we believe that our capital expenditure requirements are not as extensive as many other industrial companies given the assembly nature of our operations. Capital expenditures (which have historically been funded by operating cash flows) were $23 million in both fiscal 2012, 2011 and $20 million in fiscal 2010. Capital expenditures for fiscal 2013 are expected to be approximately $30 million.

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

We are contingently liable for certain lease agreements entered into by businesses that were part of our former Electronics segment, which was spun-off to shareholders in fiscal 2000. Some of these businesses were subsequently sold to third parties. If any of these businesses do not fulfill their obligations under the leases, we could be liable for such leases. The present value of future minimum lease payments for these leases was $3 million at August 31, 2012.

We had outstanding letters of credit totaling $8 million and $9 million at August 31, 2012 and 2011, respectively, the majority of which secure self-insured workers compensation liabilities.

Contractual Obligations

The timing of payments due under our contractual commitments is as follows (in millions):

	Payments Due
	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$8	$10	$10	$70	$—	$300	$398
Interest on long-term debt	18	18	18	17	17	81	169
Operating leases	24	20	15	13	11	33	116
Acquisition purchase price payable	6	2	1	—	1	—	10

	$56	$50	$44	$100	$29	$414	$693

The above table includes deferred purchase price and contingent consideration related to acquisitions completed in fiscal 2012 and previous years.

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

We have long-term obligations related to our deferred compensation, pension and postretirement plans at August 31, 2012 (excluded from the contractual obligations table). Our liabilities related to these plans are summarized in Note 11, “Employee Benefit Plans” in the notes to consolidated financial statements.

As discussed in Note 12, “Income Taxes” in the notes to consolidated financial statements, we have unrecognized tax benefits of $25 million at August 31, 2012. The liability for unrecognized tax benefits was not included in the table of contractual obligations because the timing of the potential settlements of these uncertain tax positions cannot be reasonably estimated.

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

Inventories:    Inventories are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 19% and 18% of total inventories at August 31, 2012 and 2011, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the consolidated balance sheet by approximately $7 million at August 31, 2012 and $5 million at August 31, 2011. We perform an analysis of the historical sales usage of the individual inventory items on hand and a reserve is recorded to adjust inventory cost to market value. The inventory valuation assumptions used are based on historical experience. We believe that such estimates are made based on consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.

Goodwill and Long-Lived Assets    Our business acquisitions typically result in recording goodwill and other intangible assets, which are a significant portion of our total assets and affect the amount of amortization expense and impairment charges that we could incur in future periods. On an annual basis, or more frequently if triggering events occur, we compare the estimated fair value of our reporting units to the carrying value to determine if a potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, we use a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. Indefinite lived intangible assets are also subject to annual impairment testing. On an annual basis, the fair value of the indefinite lived assets, based on a relief of royalty income approach, are evaluated to determine if an impairment charge is required. We also review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, we perform undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required. Refer to Note 3, “Discontinued Operations” and Note 6, “Impairment Charges” in the notes to consolidated financial statements for further discussion on impairment charges.

Employee Benefit Plans:    We provide a variety of benefits to employees and former employees, including in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on an August 31 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return and health care cost trend rates. We determine the discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of our benefit obligations, with appropriate consideration of local market factors, participant demographics and benefit payment terms. At August 31, 2012 and 2011, the weighted-average discount rate on domestic benefit plans was 3.90% and 5.00%, respectively. In estimating the expected return on plan assets, we consider the historical returns on plan assets, forward-looking considerations, inflation assumptions and the impact of the management of the plans’ invested assets. Domestic benefit plan assets consist primarily of participating units in mutual funds, index funds and bond funds. The expected return on domestic benefit plan assets was 7.75% and 7.90% at August 31, 2012 and 2011, respectively. A 25 basis point change in the assumptions for the discount rate or expected return on plan assets would not materially change fiscal 2013 domestic benefit plan expense.

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

Income Taxes:    We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense also reflects best estimates and assumptions regarding, among other things, the level of future taxable income and the effect of various tax planning strategies. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded

Use of Estimates:    We record reserves or allowances for customer rebates, returns and discounts, doubtful accounts, inventory, incurred but not reported medical claims, environmental matters, warranty claims, workers compensation claims, product and non-product litigation and incentive compensation. These reserves require the use of estimates and judgment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We believe that such estimates are made on a consistent basis and with appropriate assumptions and methods. However, actual results may differ from these estimates.

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

Currency Risk—We have exposure to foreign currency exchange fluctuations. Approximately 50% of our revenues are denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 48% were denominated in Euro, with the remainder denominated in British pounds and various Asian and other currencies. Our identifiable foreign currency exchange exposure results primarily from the anticipated purchase of product from affiliates and third party suppliers and from the repayment of intercompany loans between subsidiaries denominated in foreign currencies. We periodically identify areas where we do not have naturally offsetting positions and then may purchase hedging instruments to protect against anticipated exposures.

Interest Rate Risk—We have earnings exposure related to interest rate changes on our outstanding floating rate debt instruments that are based on LIBOR interest rates. We have periodically utilized interest rate swap agreements to manage overall financing costs and interest rate risk. As discussed in Note 8, “Debt” in the notes to the consolidated financial statements, at August 31, 2011 we were a party to interest rate swap agreements that converted $100 million of floating rate debt to a fixed rate of interest. These swaps were terminated during fiscal 2012 as part of the debt refinancing transaction. A 25 basis point increase or decrease in the applicable interest rates on our variable rate debt as of August 31, 2012 would result in a change in financing costs, net of approximately $0.2 million on an annual basis.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Actuant Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Actuant Corporation and its subsidiaries at August 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9a. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in “Management’s Report on Internal Control Over Financial Reporting,” management has excluded Jeyco Pty Ltd., Turotest Medidores Ltda and CrossControl AB from its assessment of internal control over financial reporting as of August 31, 2012 because they were acquired by the Company in purchase business combinations during fiscal 2012. We have also excluded Jeyco Pty Ltd., Turotest Medidores Ltda and CrossControl AB from our audit of internal control over financial reporting. These companies are wholly-owned by the Company and their total assets and revenue represent approximately 5% and 1% respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2012.

/S/ PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin

October 26, 2012

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Year Ended August 31,
	2012	2011	2010
Net sales	$1,605,342	$1,445,323	$1,160,508
Cost of products sold	987,971	889,424	733,256

Gross profit	617,371	555,899	427,252
Selling, administrative and engineering expenses	352,875	332,639	267,866
Restructuring charges	2,816	2,223	15,597
Impairment charge	62,464	—	—
Amortization of intangible assets	29,274	27,467	22,017

Operating profit	169,942	193,570	121,772
Financing costs, net	29,560	32,119	31,859
Debt refinancing costs	16,830	—	—
Other expense, net	3,238	2,244	711

Earnings from continuing operations before income tax	120,314	159,207	89,202
Income tax expense	33,024	34,711	18,846

Earnings from continuing operations	87,290	124,496	70,356
Loss from discontinued operations, net of income taxes	—	(12,937)	(46,325)

Net earnings	$87,290	$111,559	$24,031

Earnings from continuing operations per share:
Basic	$1.25	$1.82	$1.04
Diluted	$1.17	$1.68	$0.97

Earnings per share:
Basic	$1.25	$1.63	$0.36
Diluted	$1.17	$1.50	$0.35

Weighted average common shares outstanding:
Basic	70,099	68,254	67,624
Diluted	74,940	75,305	74,209

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	August 31,
	2012	2011
A S S E T S
Current assets
Cash and cash equivalents	$68,184	$44,221
Accounts receivable, net	234,756	223,760
Inventories, net	211,690	223,235
Deferred income taxes	22,583	34,830
Prepaid expenses and other current assets	24,068	22,807

Total current assets	561,281	548,853
Property, plant and equipment
Land, buildings, and improvements	49,866	51,901
Machinery and equipment	242,718	263,250

Gross property, plant and equipment	292,584	315,151
Less: Accumulated depreciation	(176,700)	(186,502)

Property, plant and equipment, net	115,884	128,649
Goodwill	866,412	888,466
Other intangibles, net	445,884	479,406
Other long-term assets	17,658	17,843

Total assets	$2,007,119	$2,063,217

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities
Trade accounts payable	$174,746	$170,084
Accrued compensation and benefits	58,817	71,639
Short-term borrowings and current maturities of debt	7,500	2,690
Income taxes payable	5,778	19,342
Other current liabilities	72,165	66,770

Total current liabilities	319,006	330,525
Long-term debt	390,000	522,727
Deferred income taxes	132,653	172,259
Pension and postretirement benefit liabilities	26,442	18,864
Other long-term liabilities	87,182	99,829
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 75,519,079 and 68,657,234 shares, respectively	15,102	13,731
Additional paid-in capital	7,725	(154,231)
Treasury stock, at cost, 2,658,751 shares	(63,083)	—
Retained earnings	1,161,564	1,077,192
Accumulated other comprehensive loss	(69,472)	(17,679)
Stock held in trust	(2,689)	(2,137)
Deferred compensation liability	2,689	2,137

Total shareholders’ equity	1,051,836	919,013

Total liabilities and shareholders’ equity	$2,007,119	$2,063,217

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2012	2011	2010
Operating activities
Net earnings	$87,290	$111,559	$24,031
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash items:
Depreciation and amortization	54,263	52,996	51,875
Net loss (gain) on disposal of business	—	11,695	(334)
Stock-based compensation expense	13,346	10,758	8,399
Provision (benefit) for deferred income taxes	(10,524)	6,480	(2,876)
Amortization of debt discount and debt issuance costs	1,990	2,904	3,969
Impairment charges	62,464	—	36,139
Non-cash debt refinancing costs	2,254	—	—
Other non-cash adjustments	—	(46)	(855)
Changes in components of working capital and other:
Accounts receivable	(12,310)	(2,564)	(14,507)
Expiration of accounts receivable securitization program	—	—	(37,106)
Inventories	11,532	(29,909)	(7,964)
Prepaid expenses and other assets	(2,164)	5,876	3,817
Trade accounts payable	5,902	7,158	32,727
Income taxes payable	(17,903)	4,155	16,000
Accrued compensation and benefits	(6,292)	12,178	27,361
Other accrued liabilities	(7,519)	(21,674)	(19,590)

Cash provided by operating activities	182,329	171,566	121,086

Investing activities
Proceeds from sale of property, plant and equipment	8,501	1,779	1,236
Proceeds from sale of businesses	—	3,463	7,516
Capital expenditures	(22,740)	(23,096)	(19,966)
Business acquisitions, net of cash acquired	(70,267)	(313,456)	(45,866)

Cash used in investing activities	(84,506)	(331,310)	(57,080)

Financing activities
Net borrowings (repayments) on revolver	(58,167)	58,204	(14,313)
Principal repayments on term loans	(2,500)	—	—
Proceeds from issuance of term loans	—	100,000	—
Repurchases of 2% Convertible Notes	(102)	(34)	(22,894)
Proceeds from issuance of 5.625% Senior Notes	300,000	—	—
Redemption of 6.875% Senior Notes	(250,000)	—	—
Debt issuance costs	(5,490)	(5,197)	—
Purchase of treasury shares	(63,083)	—	—
Stock option exercises, related tax benefits and other	10,913	8,235	3,315
Cash dividend	(2,748)	(2,716)	(2,702)

Cash provided by (used in) financing activities	(71,177)	158,492	(36,594)

Effect of exchange rate changes on cash	(2,683)	5,251	1,425

Net increase in cash and cash equivalents	23,963	3,999	28,837
Cash and cash equivalents—beginning of year	44,221	40,222	11,385

Cash and cash equivalents—end of year	$68,184	$44,221	$40,222

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2009	67,718	$13,543	$(188,644)	$—	$947,070	$(24,599)	$(1,766)	$1,766	$747,370
Net earnings	—	—	—	—	24,031	—	—	—	24,031
Currency translation adjustments	—	—	—	—	—	(34,845)	—	—	(34,845)
Fair value of derivatives, net of taxes	—	—	—	—	—	15	—	—	15
Pension and postretirement plan funded status, net of taxes	—	—	—	—	—	(7,676)	—	—	(7,676)

Total comprehensive loss									(18,475)

Company stock contribution to employee benefit plans and other	123	24	1,963	—	—	—	—	—	1,987
Restricted stock awards	(24)	(5)	5	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,728)	—	—	—	(2,728)
Stock based compensation expense	—	—	8,875	—	—	—	—	—	8,875
Stock option exercises	228	46	1,686	—	—	—	—	—	1,732
Excess tax benefit on stock option exercises	—	—	756	—	—	—	—	—	756
Stock issued to, acquired for and distributed from rabbi trust	11	2	202	—	—	—	(168)	168	204

Balance at August 31, 2010	68,056	13,610	(175,157)	—	968,373	(67,105)	(1,934)	1,934	739,721
Net earnings	—	—	—	—	111,559	—	—	—	111,559
Currency translation adjustments	—	—	—	—	—	46,307	—	—	46,307
Fair value of derivatives, net of taxes	—	—	—	—	—	(2,822)	—	—	(2,822)
Pension and postretirement plan funded status, net of taxes	—	—	—	—	—	5,941	—	—	5,941

Total comprehensive income									160,985

Company stock contribution to employee benefit plans and other	138	29	3,050	—	—	—	—	—	3,079
Restricted stock awards	(31)	(7)	7	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,740)	—	—	—	(2,740)
Stock based compensation expense	—	—	11,036	—	—	—	—	—	11,036
Stock option exercises	484	97	4,227	—	—	—	—	—	4,324
Excess tax benefit on stock option exercises	—	—	2,364	—	—	—	—	—	2,364
Stock issued to, acquired for and distributed from rabbi trust	10	2	242	—	—	—	(203)	203	244

Balance at August 31, 2011	68,657	13,731	(154,231)	—	1,077,192	(17,679)	(2,137)	2,137	919,013
Net earnings	—	—	—	—	87,290	—	—	—	87,290
Currency translation adjustments	—	—	—	—	—	(48,571)	—	—	(48,571)
Fair value of derivatives, net of taxes	—	—	—	—	—	2,953	—	—	2,953
Pension and postretirement plan funded status adjustment, net of taxes	—	—	—	—	—	(6,175)	—	—	(6,175)

Total comprehensive income									35,497

Company stock contribution to employee benefit plans and other	277	55	5,530	—	—	—	—	—	5,585
Conversion of 2% Convertible Notes	5,962	1,192	133,757	—	—	—	—	—	134,949
Restricted stock awards	17	3	(3)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,918)	—	—	—	(2,918)
Treasury stock	—	—	—	(63,083)	—	—	—	—	(63,083)
Stock based compensation expense	—	—	13,346	—	—	—	—	—	13,346
Stock option exercises	580	116	6,434	—	—	—	—	—	6,550
Excess tax benefit on stock option exercises	—	—	2,349	—	—	—	—	—	2,349
Stock issued to, acquired for and distributed from rabbi trust	26	5	543	—	—	—	(552)	552	548

Balance at August 31, 2012	75,519	$15,102	$7,725	$(63,083)	$1,161,564	$(69,472)	$(2,689)	$2,689	$1,051,836

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

Inventories:    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (approximately 19% and 18% of total inventories in 2012 and 2011, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than the amounts in the consolidated balance sheets by approximately $6.6 million and $5.5 million at August 31, 2012 and 2011, respectively.

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

Impairment of Long-Lived and Other Intangible Assets:    The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and finite-lived

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible assets may warrant revision or that the remaining balance of the asset may not be recoverable. The measurement of possible impairment is generally estimated by the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. If impairment is determined to exist, any related impairment loss is calculated based on the fair value of the asset. See Note 6, “Impairment Charges” for details on long-lived asset impairment charges recognized in fiscal 2012 and 2010.

Product Warranty Costs:    The Company generally offers its customers a warranty on products sold, although warranty periods may vary by product type and application. The acquisition of Mastervolt during fiscal 2011 has increased the required warranty reserve, as this business has a longer base warranty period. The reserve for future warranty claims is based on historical claims rates and current warranty cost experience. The following is a reconciliation of the changes in accrued product warranty for fiscal years 2012 and 2011 (in thousands):

	2012	2011
Beginning balance	$23,707	$7,868
Warranty reserves of acquired businesses	338	17,457
Purchase accounting adjustments	(7,726)	—
Provision for warranties	9,219	9,190
Warranty payments and costs incurred	(10,893)	(12,662)
Impact of changes in foreign currency rates	(1,776)	1,854

Ending balance	$12,869	$23,707

Revenue Recognition:    Customer sales are recognized as revenue when the risk of loss and title pass to the customer, which is generally upon shipment. Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company maintains an accrual at the end of each period for the earned, but unpaid costs related to the programs. The Company generally does not require collateral or other security for receivables and provides for an allowance for doubtful accounts based on historical experience and a review of its existing receivables. Accounts Receivable are stated net of an allowance for doubtful accounts of $4.4 million and $7.2 million at August 31, 2012 and 2011, respectively.

Shipping and Handling Costs:    The Company records costs associated with shipping its products within cost of products sold.

Research and Development Costs:    Research and development costs consist primarily of an allocation of overall engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $22.5 million, $17.7 million and $14.5 million in fiscal 2012, 2011 and 2010, respectively. The Company also incurs significant costs in connection with fulfilling custom customer orders and executing customer applications that are not included in these research and development expense totals.

Other Income/Expense:    Other income and expense primarily consists of foreign exchange transaction (gains)/losses of $3.6 million, $2.7 million and $1.5 million in fiscal 2012, 2011 and 2010, respectively.

Short-term Borrowings and Current Maturities of Debt:    Short-term borrowings consist of foreign and domestic subsidiary overdraft borrowings and the current portion of the Company’s long-term debt. Certain of the Company’s foreign subsidiaries are parties to unsecured non-committed lines of credit with various banks. Interest rates vary depending on the currency being borrowed.

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

Use of Estimates:    The Company has recorded reserves or allowances for customer rebates, returns and discounts, doubtful accounts, inventory, incurred but not reported medical claims, environmental matters, warranty claims, workers compensation claims, product and non-product litigation and incentive compensation. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate methods. Actual results may differ from these estimates under different assumptions or conditions.

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with earlier adoption permitted.

In July 2012, the FASB issued updated guidance to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The two-step analysis establishes a qualitative assessment to precede the quantitative assessment, if necessary. The standards update will be effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted.

Note 2.    Acquisitions

The Company completed several business acquisitions during the last three years. All of the acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase prices reflect the future earnings and cash flow potential of these companies, as well as the complementary strategic fit and resulting synergies these businesses bring to existing operations. The Company incurred acquisition transaction costs of $1.4 million, $1.9 million and $1.1 million in fiscal 2012, 2011 and 2010, respectively, related to various business acquisition activities.

The Company makes an initial allocation of the purchase price, at the date of acquisition, based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired business, the Company will refine its estimates of fair value. During fiscal 2012 goodwill, related to prior year acquisitions, was reduced by $3.3 million, the net result of purchase accounting adjustments to the fair value of acquired assets and assumed liabilities, including a $7.7 million reduction to Mastervolt’s initial estimated warranty reserve.

Fiscal 2012

During fiscal 2012, the Company completed two Maxima Technologies tuck-in acquisitions that further expand the geographic presence, product offerings and technologies of the Engineered Solutions segment. On July 20, 2012 the Company completed the acquisition of the stock of CrossControl AB (“CrossControl”) for $40.5 million of cash, plus potential contingent consideration. CrossControl, headquartered in Sweden, provides advanced electronic solutions for user-machine interaction, vehicle control and mobile connectivity in critical environments. On March 28, 2012 the Company acquired the stock of Turotest Medidores Ltda (“Turotest”) for $8.1 million of cash and $5.3 million of deferred purchase price. Turotest, headquartered in Brazil designs and manufactures instrument panels and gauges serving the Brazilian agriculture and industrial markets.

In addition, on February 10, 2012 the Company completed the acquisition of the stock of Jeyco Pty Ltd (“Jeyco”) for $20.7 million of cash. This Cortland (Energy segment) tuck-in acquisition, designs and provides specialized mooring, rigging and towing systems and services to the offshore oil & gas industry in Australia and other international markets. Additionally, Jeyco’s products are used in a variety of applications for other markets including cyclone mooring and marine, defense and mining tow systems.

The purchase price allocation for fiscal 2012 acquistions resulted in the recognition of $40.3 million of goodwill (which is not deductible for tax purposes) and $32.9 million of intangible assets, including

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$24.2 million of customer relationships, $5.8 million of tradenames, $2.2 million of technologies and $0.7 million of non-compete agreements. During fiscal 2012, the Company also paid $1.0 million of deferred consideration for acquisitions completed in previous periods.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for the businesses acquired during fiscal 2012 (in thousands):

Total
Accounts receivable, net	$8,879
Inventories	10,155
Other current assets	2,593
Property, plant & equipment	2,087
Goodwill	40,289
Other intangible assets	32,869
Trade accounts payable	(4,270)
Other current liabilities	(8,097)
Deferred/contingent purchase price payable	(6,336)
Deferred income taxes	(8,823)
Other non-current liabilities	(126)

Cash paid, net of cash acquired	$69,220

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

The purchase price allocations for fiscal 2011 acquisitions resulted in the recognition of $152.4 million of goodwill (which is not deductible for tax purposes) and $157.5 million of intangible assets, including $81.5 million of customer relationships, $69.9 million of tradenames, $5.5 million of patents and technologies and $0.6 million of non-compete agreements. During fiscal 2011, the Company also paid $1.9 million of deferred purchase prices for acquisitions completed in previous years and completed a small product line acquisition for $0.2 million.

Fiscal 2010

During fiscal 2010, the Company completed four tuck-in acquisitions for $43.9 million of cash (net of cash acquired), $2.5 million of deferred purchase price and $4.5 million of contingent consideration. On April 9, 2010

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company acquired Team Hydrotec, a Singapore based business that provides engineering and integrated solutions primarily to the infrastructure, energy and industrial markets. This was followed by the acquisition of Hydrospex on April 14, 2010. Headquartered in The Netherlands, Hydrospex is a provider of a broad range of heavy-lift technologies including strand jacks and gantries for the global infrastructure, power generation and other industrial markets. The products, technologies, engineering and geographic breadth of both Team Hydrotec and Hydrospex have strengthened the market positions of the Industrial Segment. On April 27, 2010, the Company completed the acquisition of New Jersey based Biach Industries, which provides custom designed bolt and stud tensioning products and services, predominately for the North American nuclear market. Biach Industries, through its strong customer relationships, engineering expertise and customized products will broaden the product and service offerings of the Energy segment to the global power generation market. Finally, on June 11, 2010 the Company completed the acquisition of Norway based Selantic, which is included in the Energy Segment. Selantic provides custom designed high performance slings, tethers and related products for heavy lifting applications.

The purchase price allocations for these acquisitions resulted in the recognition of $37.1 million of goodwill (a portion of which is deductible for tax purposes) and $18.2 million of intangible assets, including $14.5 million of customer relationships, $2.5 million of tradenames, $1.2 million of non-compete agreements and patents. During fiscal 2010, the Company also paid $2.0 million of deferred purchase price for acquisitions completed in previous years.

The following unaudited pro forma results of operations of the Company give effect to all acquisitions completed in the last three years as though the transactions and related financing activities had occurred on September 1, 2009 (in thousands, except per share amounts).

	Fiscal Year Ended August 31,
	2012	2011	2010
Net sales
As reported	$1,605,342	$1,445,323	$1,160,508
Pro forma	1,660,829	1,642,124	1,430,850
Earnings from continuing operations
As reported	$87,290	$124,496	$70,356
Pro forma	93,555	138,945	80,272
Basic earnings per share from continuing operations
As reported	$1.25	$1.82	$1.04
Pro forma	1.33	2.04	1.19
Diluted earnings per share from continuing operations
As reported	$1.17	$1.68	$0.97
Pro forma	1.25	1.87	1.11

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations for the divested business have been reported as discontinued operations for all periods presented. The following table summarizes the results of discontinued operations (in thousands):

	Year Ended August 31,
	2011	2010
Net sales	$49,305	$105,661

Net gain (loss) on disposal	(15,829)	334
Loss from operations of divested business (1)	(1,157)	(41,525)
Income tax (expense) benefit (2)	4,049	(5,134)

Loss from discontinued operations, net of income tax	$(12,937)	$(46,325)

(1)	Includes non-cash asset impairment charge of $36.1 million (European Electrical) in fiscal 2010 — see Note 6, “Impairment Charges.”
(2)	Fiscal 2010 includes incremental tax expense of $4.3 million related to provision to return adjustments and the correction of prior period income tax amounts (correction amounts are immaterial to previously reported periods and the current year).

Note 4.    Restructuring

In fiscal 2009 and 2010, in response to the dramatic downturn in the worldwide economy, the Company committed to various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing overhead, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. These actions were substantially completed by August 31, 2010, with limited restructuring activity and expense in fiscal 2011 and 2012. Total restructuring costs (including amounts recorded in cost of products sold) were $3.9 million, $2.3 million and $16.7 million for the years ended August 31, 2012, 2011 and 2010, respectively. Restructuring charges in fiscal 2012 primarily relate to the closure of an Electrical segment manufacturing facility, including related severance and asset write-downs. We believe these restructuring actions better align our resources with strategic growth opportunities, optimize existing manufacturing capabilities, improve our overall cost structure and deliver increased free cash flow and profitability.

The restructuring reserve at August 31, 2012 and 2011 was $2.9 million and $3.6 million, respectively. The remaining restructuring reserve related to severance will be paid during the next twelve months, while facility consolidation costs (primarily reserves for future lease payments for vacated facilities) will be paid over the underlying lease terms.

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Impairment Charges

During the fourth quarter of fiscal 2012, the Company recognized a $62.5 million pre-tax non-cash impairment charge related to the goodwill and indefinite lived intangible assets of the Mastervolt business. The impairment was the result of business underperformance since its acquisition, reduced long-term Mastervolt profit and cash flow expectations, as well as weaker economic and credit conditions in Europe. The impairment consisted of the write-down of $36.6 million of goodwill and $25.9 million of indefinite lived intangible assets (tradenames). Subsequent to this impairment charge, at August 31, 2012, there remained $40.0 million of goodwill and $13.6 million of indefinite lived intangible assets related to the Mastervolt business.

During the fourth quarter of fiscal 2010, the Company committed to a plan to divest its European Electrical business, which designed, manufactured and marketed electrical sockets, switches and other tools and consumables predominately in the European DIY retail market. Weak economic conditions throughout Europe and reduced demand in the retail DIY markets, combined with the decision to divest the business, caused the Company to reduce the projected sales, operating profit and cash flows of the business, which resulted in a $36.1 million non-cash asset impairment charge. This impairment charge consisted of the write-down of $24.5 million of goodwill, $2.3 million of intangible assets and $9.3 million of property, plant and equipment and other assets. As discussed in Note 3, “Discontinued Operations,” the Company subsequently divested the business in the second quarter of fiscal 2011.

Note 7.    Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Annual impairment tests are performed by the Company in the fourth quarter of each fiscal year. Total cumulative goodwill impairment charges from continuing operations were $58.8 million and $22.2 million at August 31, 2012 and 2011, respectively. The changes in the carrying amount of goodwill for the years ended August 31, 2012 and 2011 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2010	$77,936	$240,590	$171,539	$214,824	$704,889
Businesses acquired	200	—	84,478	71,186	155,864
Purchase accounting adjustments	3,192	248	—	140	3,580
Impact of changes in foreign currency rates	4,081	11,447	4,760	3,845	24,133

Balance as of August 31, 2011	85,409	252,285	260,777	289,995	888,466
Businesses acquired	—	14,101	—	26,188	40,289
Purchase accounting adjustments	—	—	(3,995)	715	(3,280)
Impairment charge	—	—	(36,557)	—	(36,557)
Impact of changes in foreign currency rates	(4,005)	(6,865)	(6,355)	(5,281)	(22,506)

Balance as of August 31, 2012	$81,404	$259,521	$213,870	$311,617	$866,412

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	Weighted Average Amortization Period (Years)	August 31, 2012			August 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$347,739	$93,768	$253,971	$331,171	$73,215	$257,956
Patents	13	52,851	34,842	18,009	51,169	31,221	19,948
Trademarks and tradenames	19	43,820	8,670	35,150	38,917	6,571	32,346
Non-compete agreements and other	4	7,677	6,316	1,361	7,362	5,671	1,691
Indefinite lived intangible assets:
Tradenames	N/A	137,393	—	137,393	167,465	—	167,465

		$589,480	$143,596	$445,884	$596,084	$116,678	$479,406

Changes in the carrying value of intangible assets result from foreign currency exchange rate changes, acquisition activities and impairment charges. Amortization expense recorded on intangible assets for the years ended August 31, 2012, 2011 and 2010 was $29.3 million, $27.5 million and $22.0 million, respectively. Amortization expense for future years is estimated to be: $29.7 million in fiscal 2013, $28.1 million in fiscal 2014, $28.0 million in fiscal 2015, $27.8 million in fiscal 2016, $26.6 million in fiscal 2017 and $168.3 million in aggregate thereafter. The future amortization expense amounts represent estimates, which may change based on future acquisitions, changes in foreign currency exchange rates or other factors.

Note 8.    Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	August 31,
	2012	2011
Senior Credit Facility
Revolver	$—	$58,000
Term Loan	97,500	100,000

	97,500	158,000
5.625% Senior Notes	300,000	—
6.875% Senior Notes	—	249,432

Total Senior Indebtedness	397,500	407,432
Convertible subordinated debentures (“2% Convertible Notes”)	—	117,795

Total Debt	397,500	525,227
Less: current maturities of long-term debt	(7,500)	(2,500)

Total long-term debt, less current maturities	$390,000	$522,727

The Company’s Senior Credit Facility, which matures on February 23, 2016, provides a $600.0 million revolving credit facility, a $100.0 million term loan and a $300.0 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.25% to 2.50% in the case of loans bearing

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest at LIBOR and from 0.25% to 1.50% in the case of loans bearing interest at the base rate. At August 31, 2012, the borrowing spread on LIBOR based borrowings was 1.25% (aggregating to 1.50% on the outstanding term loan). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.2% to 0.4% per annum. At August 31, 2012 the available and unused credit line under the revolver was $598.3 million. Quarterly principal payments of $1.25 million began on the $100.0 million term loan on March 31, 2012, increasing to $2.5 million per quarter beginning on March 31, 2013, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum fixed charge coverage ratio of 1.50:1. The Company was in compliance with all debt covenants at August 31, 2012.

On April 16, 2012, the Company issued $300.0 million of 5.625% Senior Notes due 2022 (the “Senior Notes”) in a private offering. The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Company utilized the net proceeds from this issuance to fund the repurchase of all its then outstanding $250.0 million 6.875% Senior Notes due 2017 at a cost of 104%, or $260.4 million.

In November 2003, the Company issued $150.0 million of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). Prior to fiscal 2012, the Company repurchased (for cash) $32.2 million of 2% Convertible Notes at an average price of 99.3% of par value. In addition, $0.2 million of 2% Convertible Notes were converted into shares of the Company’s Class A common stock in the first quarter of fiscal 2012. In March 2012, the Company called all of the remaining $117.6 million of 2% Convertible Notes outstanding for cash at par. As a result of the call notice, substantially all of the holders of the 2% Convertible Notes converted them into newly issued shares of the Company’s Class A common stock, at a conversion rate of 50.6554 shares per $1,000 of principal amount (resulting in the issuance of 5,951,440 shares of common stock) while the remaining $0.1 million of 2% Convertible Notes were repurchased for cash. The impact of the additional share issuance was already included in the diluted earnings per share calculation on an if-converted method. As a result of the 2% Convertible Notes being redeemed for the Company’s common stock, $15.6 million of related prior income tax benefit was recaptured and repaid in the fourth quarter of fiscal 2012.

In fiscal 2011, the Company entered into interest rate swap contracts that had a total notional value of $100.0 million and maturity dates of March 23, 2016. The interest rate swap contracts paid the Company variable interest at the three month LIBOR rate, while the Company paid the counterparties a fixed interest rate of approximately 2.06%. These interest rate swap contracts were entered into to synthetically convert $100.0 million of the Senior Credit Facility variable rate borrowings into fixed rate debt. In connection with the debt refinancing transactions discussed above, the Company terminated the interest rate swap contracts on April 3, 2012, which resulted in a cash payment to the counterparty of $4.1 million, in full settlement of the fair value of the contracts.

In connection with the debt refinancing activities, during the year ended August 31, 2012, the Company recognized a $16.8 million pre-tax debt refinancing charge, which included $10.4 million of tender premium paid to holders of existing 6.875% Senior Notes, a $2.3 million write-off of deferred financing costs and debt discount and a $4.1 million charge related to the termination of the interest rate swap agreements. The related tax benefit on the debt refinancing charge was $6.3 million.

The Company made cash interest payments of $25.9 million, $26.1 million and $26.8 million in fiscal 2012, 2011 and 2010, respectively.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Fair Value Measurements

The Company assesses the inputs used to measure the fair value of financial assets and liabilities using a three-tier hierarchy. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The following financial assets and liabilities, measured at fair value, are included in the consolidated balance sheet (in thousands):

	August 31,
	2012	2011
Level 1 Valuation:
Cash equivalents	$5,154	$1,958
Investments	1,602	1,464

Level 2 Valuation:
Foreign currency forward contracts	$945	$(81)
Interest rate swap contracts	—	(4,552)

As discussed in Note 6, “Impairment Charges” at August 31, 2012, the Mastervolt goodwill ($40.0 million) and tradename ($13.6 million) were written down to estimated fair value, resulting in a non-cash impairment charge of $62.5 million. In order to arrive at the implied fair value of goodwill, the Company assigned the fair value to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The tradename was valued using the relief of royalty income approach. These represent Level 3 assets measured at fair value on a nonrecurring basis.

The fair value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value at August 31, 2012 and 2011 due to their short-term nature and the fact that the interest rates approximated year-end market rates. The fair value of the Company’s outstanding $300.0 million of 5.625% Senior Notes was $309.8 million at August 31, 2012. At August 31, 2011, the fair value of the outstanding $250.0 million of 6.875% Senior Notes was $252.5 million while the fair value of the $117.8 million 2% Convertible Notes was $127.9 million. The fair values of the Senior Notes and 2% Convertible Notes were based on quoted market prices and are therefore classified as Level 2 within the valuation hierarchy.

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

As of August 31, 2012, future obligations under non-cancelable operating leases (related to continuing operations) were as follows: $24.5 million in fiscal 2013; $19.7 million in fiscal 2014; $15.3 million in fiscal 2015; $13.1 million in fiscal 2016; $10.9 million in fiscal 2017; and $33.5 million in aggregate thereafter. Total rental expense under operating leases was $29.5 million, $26.4 million and $22.3 million in fiscal 2012, 2011 and 2010, respectively. As discussed in Note 17, “Contingencies and Litigation” the Company is also contingently liable for certain leases entered into by a former subsidiary.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Employee Benefit Plans

Defined Benefit Pension Plans

The Company has several defined benefit pension plans which cover certain existing and former employees of domestic businesses it acquired, that were entitled to those benefits prior to acquisition, or existing and former employees of foreign businesses. Most of the U.S. defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s U.S. defined benefit pension plans as of the August 31 measurement date (in thousands):

	2012	2011
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$44,430	$46,967
Interest cost	2,162	2,108
Actuarial (gain) loss	6,855	(2,311)
Benefits paid	(2,577)	(2,334)

Benefit obligation at end of year	$50,870	$44,430

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$32,412	$25,429
Actual return on plan assets	2,911	2,890
Company contributions	949	6,427
Benefits paid from plan assets	(2,577)	(2,334)

Fair value of plan assets at end of year	33,695	32,412

Funded status of the plans (underfunded)	$(17,175)	$(12,018)

The following table provides detail on the Company’s net periodic benefit costs (in thousands):

	Year ended August 31,
	2012	2011	2010
Interest cost	$2,162	$2,108	$2,306
Expected return on assets	(2,471)	(2,221)	(2,568)
Amortization of actuarial loss	675	669	310

Net benefit cost	$366	$556	$48

At August 31, 2012 and 2011, $15.6 million and $12.0 million, respectively, of pension plan actuarial gains and losses, which have not yet been recognized in net periodic benefit cost, were included in Accumulated Other Comprehensive Loss, net of income taxes. During fiscal 2013, $0.6 million of these actuarial losses are expected to be recognized in net periodic benefit cost.

Weighted-average assumptions used to determine benefit obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2012	2011	2010
Assumptions for benefit obligations:
Discount rate	3.90%	5.00%	4.60%
Assumptions for net periodic benefit cost:
Discount rate	5.00%	4.60%	5.60%
Expected return on plan assets	7.90%	8.00%	8.25%

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company employs a total return on investment approach for its pension plan assets whereby a mix of equity and fixed income investments are used to maximize the long-term return for plan assets, at a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Within the equity allocation, a blend of growth and value investments are maintained in a variety of market capitalizations and diversified between U.S. and non-U.S. stocks. The Company’s targeted asset allocation as a percentage of total market value is 60% to 80% equity securities and the remainder fixed income securities and cash. Cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis.

At August 31, 2012, Company’s overall expected long-term rate of return for assets in U.S. pension plans was 7.75%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The target return is based on historical returns adjusted to reflect the current view of the long-term investment market.

The fair value of all U.S. pension plan assets are determined based on quoted market prices and therefore all plan assets are determined based on Level 1 inputs, except for fixed income securities which are valued based on Level 2 inputs, as defined in Note 9, “Fair Value Measurements.” The U.S. pension plan investment allocations by asset category (in thousands):

	U.S. Pension Plans
	Year Ended August 31,
	2012	%	2011	%
Cash and cash equivalents	$250	0.7%	$5,703	17.6%

Fixed income securities:
Government bonds	310	0.9%	554	1.7%
Corporate bonds	7,489	22.2%	6,677	20.6%
Mutual funds	2,678	8.0%	—	—
Short term funds	—	0.0%	107	0.3%

	10,477	31.1%	7,338	22.6%
Equity securities:
Mutual funds	22,968	68.2%	—	—
U.S. companies	—	0.0%	14,560	44.9%
International companies	—	0.0%	4,811	14.8%

	22,968	68.2%	19,371	59.8%

Total Plan Assets	$33,695	100.0%	$32,412	100.0%

Projected benefit payments from plan assets to participants in the Company’s U.S. pension plans are approximately $2.6 million per year for fiscal 2013 through 2017 and $14.6 million in aggregate for fiscal 2018 through 2022. During fiscal 2013, the Company anticipates contributing $0.2 million to U.S. pension plans.

Non-U.S. Defined Benefit Pension Plans

The Company has several non-U.S. defined benefit pension plans which cover certain existing and former employees of businesses outside the U.S. Most of the non-U.S. defined benefit pension plans continue to earn additional benefits. The funded status of these plans at August 31, 2012 and 2011 is summarized as follows (in thousands):

	2012	2011
Benefit obligation	$10,711	$9,035
Fair value of plan assets	7,440	7,333

Funded status of plans (underfunded)	$(3,271)	$(1,702)

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic benefit cost for these non-U.S. plans was $0.3 million, $0.4 million and $0.3 million in fiscal 2012, 2011 and 2010, respectively. The weighted average discount rate utilized for determining the benefit obligation at August 31, 2012 and 2011 was 4.0% and 5.5%, respectively. The plan assets of these non-U.S. pension plans consist primarily of participating units in common stock and bond funds. The Company’s overall expected long-term rate of return on these investments is 4.8%. During fiscal 2013, the Company anticipates contributing $0.5 million to non-U.S. pension plans.

Other Post-Retirement Health Benefit Plans

The Company provides other post-retirement health benefits (“OPEB”) to certain existing and former employees of domestic businesses it acquired, who were entitled to such benefits prior to acquisition. These unfunded plans had a benefit obligation of $3.4 million and $3.3 million at August 31, 2012 and 2011, respectively. These obligations are determined utilizing assumptions consistent with those used for U.S. pension plans and a health care cost trend rate of 8%, trending downward to 5% by the year 2018, and remaining level thereafter. Net periodic benefit costs for the other post-retirement benefits were a credit of $0.2 million in each of the years ended August 31, 2012, 2011 and 2010. Benefit payments from the plan are funded through participant contributions and Company contributions which are projected to be $0.3 million in fiscal 2013.

Defined Contribution Benefit Plans

The Company maintains a 401(k) Plan for substantially all full time U.S. employees (the “401(k) Plan”). Under plan provisions, the Company either funds cash or issues new shares of Class A common stock for its contributions. Amounts are allocated to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan. While contributions vary, the Company generally makes core contributions to employee accounts equal to 3% of each employee’s eligible annual cash compensation, subject to IRS limitations. The Company also maintains a Restoration Plan that allows eligible highly compensated employees (as defined by the Internal Revenue Code) to receive a core contribution as if no IRS limits were in place. Company contributions to the Restoration Plan are made in the form of Actuant common stock and are contributed into each eligible participant’s Deferred Compensation Plan account. In addition, the Company matches approximately 25% of each employee’s contribution up to 6% of the employee’s eligible compensation. Expense recognized related to the 401(k) plan totaled approximately $6.0 million, $5.6 million and $2.7 million for the years ended August 31, 2012, 2011 and 2010, respectively. The increase in expense, relative to fiscal 2010, is the result of the full reinstatement of the core contribution, which had been temporarily suspended for the first half of fiscal 2010 (due to adverse economic conditions).

In addition to the 401(k) Plan the Company established a nonqualified supplemental executive retirement plan (“the SERP Plan”) in fiscal 2011. The unfunded SERP plan covers certain executive level employees and has a benefit accrual formula based on age and years of service (with Company contributions ranging from 3% to 6% of eligible wages). Expense recognized in fiscal 2012 and 2011 for the SERP Plan was $0.7 million and $0.6 million, respectively.

Deferred Compensation Plan

The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current cash compensation in order to provide future savings benefits. Eligibility is limited to all employees that earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment, in Company common stock, or a combination of the two. The fixed income portion of the plan is currently unfunded, and therefore all compensation deferred under the plan is held by the Company

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and commingled with its general assets. Liabilities of $19.6 million and $15.6 million are included in “Other Current Liabilities” and “Other Long-term Liabilities” on the consolidated balance sheets at August 31, 2012 and 2011, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense of $1.5 million, $1.2 million and $1.0 million for the years ended August 31, 2012, 2011 and 2010, respectively, for non-funded interest on participant deferrals in the fixed income investment option. Company common stock contributions to fund the plan is held in a rabbi trust, accounted for in a manner similar to treasury stock and is recorded at cost in “Stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value of Actuant common stock are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust was $1.5 million and $1.0 million at August 31, 2012 and 2011, respectively.

Long Term Incentive Plan

The Company adopted a long term incentive plan in July 2006 to provide certain executive officers with an opportunity to receive a lump sum cash incentive payment based on Actuant’s common stock meeting or exceeding $50 per share price target prior to May 1, 2014. The Company recorded expense of $0.1 million, $0.1 million and $0.4 million for the years ended August 31, 2012, 2011 and 2010, respectively, pursuant to this plan. A related liability of $1.1 million and $1.0 million is included in “Other long-term liabilities” on the consolidated balance sheets at August 31, 2012 and 2011, respectively. As of August 31, 2012 the minimum and maximum payments available under the plan, depending on the attainment of the $50 per share stock price target, are $0 and $13.3 million, respectively.

Note 12.    Income Taxes

Income tax expense from continuing operations is summarized as follows (in thousands):

	Year ended August 31,
	2012	2011	2010
Currently payable:
Federal	$28,458	$2,402	$9,708
Foreign	13,308	23,847	15,834
State	1,782	1,982	784

	43,548	28,231	26,326

Deferred:
Federal	(1,079)	15,297	(4,892)
Foreign	(9,765)	(4,639)	(2,147)
State	320	(4,178)	(441)

	(10,524)	6,480	(7,480)

	$33,024	$34,711	$18,846

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense from continuing operations recognized in the accompanying consolidated statements of earnings differs from the amounts computed by applying the Federal income tax rate to earnings from continuing operations before income tax expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal effect	1.9	0.5	0.4
Net effect of foreign tax rates and credits	(22.2)	(13.1)	(23.5)
Restructuring and valuation allowance	0.7	(2.6)	(1.9)
Impairment charge	13.7	—	—
Other items(1)	(1.6)	2.0	11.1

Effective income tax rate	27.5%	21.8%	21.1%

(1)	Other items for the year ended August 31, 2010 of 11.1% includes provision to return adjustments and additional provisions for unrecognized tax benefits.

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items (in thousands):

	Year ended August 31,
	2012	2011
Deferred income tax assets:
Operating loss and tax credit carryforwards	$16,393	$19,312
Compensation related liabilities	9,909	8,122
Postretirement benefits	10,679	7,192
Inventory	8,045	9,202
Restructuring and idle facility reserves	4,580	5,674
Book reserves and other items	8,201	16,073

Total deferred income tax assets	57,807	65,575
Valuation allowance	(8,153)	(7,260)

Net deferred income tax assets	49,654	58,315
Deferred income tax liabilities:
Depreciation and amortization	(156,751)	(155,022)
2% Convertible Notes interest	—	(34,579)
Other items	(2,098)	(2,198)

Deferred income tax liabilities	(158,849)	(191,799)

Net deferred income tax liability	$(109,195)	$(133,484)

The valuation allowance primarily represents a reserve for foreign loss carryforwards for which utilization is uncertain. Certain of these foreign loss carryforwards may be carried forward indefinitely, with the remaining $5.8 million expiring at various dates between 2013 and 2021.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	2012	2011	2010
Beginning balance	$26,179	$28,225	$28,541
Increase for tax positions taken in a prior period	3,400	4,026	2,868
Decrease for tax positions taken in a prior period	(4,579)	(6,072)	(484)
Decrease due to settlements	(392)	—	(2,700)

Ending balance	$24,608	$26,179	$28,225

Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. As of August 31, 2012, 2011 and 2010, the Company recognized $4.5 million, $5.1 million and $4.2 million, respectively for interest and penalties related to unrecognized tax benefits. With few exceptions, the Company is no longer subject to U.S. federal, state and local and foreign income tax examinations by tax authorities in our major tax jurisdictions for years before fiscal 2005. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $6.5 to $8.0 million within the next twelve months.

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to approximately $412.8 million at August 31, 2012. If all such undistributed earnings were remitted, an additional income tax provision of approximately $86.2 million would have been necessary as of August 31, 2012.

Earnings before income taxes, including both continuing and discontinued operations, are summarized as follows (in thousands):

	Year Ended August 31,
	2012	2011	2010
Domestic	$79,467	$40,096	$14,967
Foreign	40,847	102,125	33,044

	$120,314	$142,221	$48,011

Both domestic and foreign pre-tax earnings are impacted by changes in sales levels, acquisition and divestiture activities (see Note 2 “Acquisitions” and Note 3 “Discontinued Operations”), restructuring costs and the related benefits, growth investments, debt levels, interest rates and the impact of changes in foreign currency exchange rates. In addition, fiscal 2012 pre-tax earnings include a $62.5 million (foreign) non-cash asset impairment charge and a $16.8 million (domestic) debt refinancing charge.

Cash paid for income taxes, net of refunds was $56.5 million, $23.1 million and $6.5 million during the years ended August 31, 2012, 2011 and 2010, respectively.

Note 13.    Capital Stock

The authorized common stock of the Company as of August 31, 2012 consisted of 168,000,000 shares of Class A common stock, $0.20 par value, of which 75,519,079 shares were issued and 72,860,328 outstanding;

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 28, 2011, the Company’s Board of Directors authorized a share buyback program for up to 7,000,000 shares of the Company’s Class A common stock. The share repurchase plan may be implemented from time to time on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based compensation plans and for other corporate purposes. As of August 31, 2012 a total of 2,658,751 shares had been repurchased under this program.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended August 31,
	2012	2011	2010
Numerator:
Net earnings	$87,290	$111,559	$24,031
Plus: 2% Convertible Notes financings costs, net of taxes	425	1,755	1,898

Net earnings for diluted earnings per share	$87,715	$113,314	$25,929

Denominator:
Weighted average common shares outstanding for basic earnings per share	70,099	68,254	67,624
Net effect of dilutive securities—employee stock compensation plans	1,119	1,089	661
Net effect of 2% Convertible Notes based on the if-converted method	3,722	5,962	5,924

Weighted average common and equivalent shares outstanding for diluted earnings per share	74,940	75,305	74,209

Basic Earnings Per Share:	$1.25	$1.63	$0.36
Diluted Earnings Per Share:	$1.17	$1.50	$0.35

At August 31, 2012 and 2011, outstanding share based awards to acquire 2,582,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 14.    Stock Plans

Stock options may be granted to key employees and directors under the Actuant Corporation 2009 Omnibus Incentive Plan (the “Plan”). At August 31, 2012, 5,400,000 shares of Class A common stock were authorized for issuance under the Plan, of which 1,266,053 shares were available for future award grants. The Plan permits the Company to grant share-based awards, including stock options and restricted stock, to employees and directors. Options generally have a maximum term of ten years, an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant and generally vest 50% after three years and 100% after five

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years. The Company’s restricted stock grants generally have similar vesting provisions. In addition, in fiscal 2012 the Company also issued Performance Shares under the Plan. The Performance Shares include a three-year performance period, with vesting based 50% on achievement of an absolute Free Cash Flow Conversion target and 50% on the Company’s Total Shareholder Return (TSR) relative to the S&P 600 SmallCap Industrial index. The provisions of share-based awards may vary by individual grant with respect to vesting period, dividend and voting rights, performance conditions and forfeitures.

A summary of stock option activity during fiscal 2012 is as follows:

	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2011	5,645,805	$21.23
Granted	334,322	22.99
Exercised	(591,920)	11.44
Forfeited	(98,823)	24.78

Outstanding on August 31, 2012	5,289,384	$22.33	5.2 years	$30.0 million

Exercisable on August 31, 2012	3,248,908	$22.06	3.9 years	$20.0 million

Intrinsic value is the difference between the market value of the stock at August 31, 2012 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below (in thousands, except per share amounts):

	Year Ended August 31,
	2012	2011	2010
Weighted-average fair value of options granted (per share)	$8.73	$10.74	$7.56
Intrinsic value gain of options exercised	7,946	7,540	2,607
Cash receipts from exercise of options	6,550	4,324	1,732

A summary of restricted stock activity (including Performance Shares) during fiscal 2012 is as follows:

	Number of Shares	Weighted- Average Fair Value at Grant Date (Per Share)
Outstanding August 31, 2011	1,193,922	$22.87
Granted	587,622	24.81
Forfeited	(130,952)	22.57
Vested	(143,149)	20.74

Outstanding August 31, 2012	1,507,443	23.85

As of August 31, 2012, there was $30.6 million of total unrecognized compensation cost related to share-based awards, including stock options and restricted stock awards/units. That cost is expected to be recognized over a weighted average period of 3.2 years. The total fair value of shares vested during the fiscal years ended August 31, 2012 and 2011 was $3.3 million and $2.1 million, respectively. The Company issues previously unissued shares of Class A common stock to satisfy stock option exercises and restricted stock vesting.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generally records compensation expense (over the vesting period) for restricted stock awards based on the market value of Actuant common stock on the grant date. Stock based compensation expense was calculated using the Black-Scholes option pricing model for options granted in the first half of fiscal 2005 and a binomial pricing model for options granted thereafter. The fair value of performance based share awards with market vesting conditions is determined utilizing a Monte Carlo simulation model. Assumptions used to determine the fair value of each option were based upon historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used in each fiscal year:

	Fiscal Year Ended August 31,
	2012	2011	2010
Dividend yield	0.18%	0.15%	0.23%
Expected volatility	39.97%	39.62%	40.01%
Risk-free rate of return	1.19%	2.53%	2.76%
Expected forfeiture rate	15%	15%	15%
Expected life	6.1 years	6.1 years	6.1 years

Note 15.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets and consolidated statements of shareholders equity consists of the following (in thousands):

	Year Ended August 31,
	2012	2011
Currency translation adjustments, net of tax	$(52,854)	$(4,283)
Unrecognized pension and OPEB actuarial losses, net of tax	(16,749)	(10,574)
Unrecognized gain (loss) on derivatives, net of tax	131	(2,822)

	$(69,472)	$(17,679)

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize financial information for continuing operations by reportable segment and product line (in thousands):

	Year Ended August 31,
	2012	2011	2010
Net Sales by Segment:
Industrial	$419,295	$393,013	$299,983
Energy	349,163	293,060	235,723
Electrical	328,821	286,013	233,702
Engineered Solutions	508,063	473,237	391,100

	$1,605,342	$1,445,323	$1,160,508

Net Sales by Reportable Product Line:
Industrial	$419,295	$393,013	$299,983
Energy	349,163	293,060	235,723
Electrical	328,821	286,013	233,702
Vehicle Systems	279,549	328,763	284,633
Other	228,514	144,474	106,467

	$1,605,342	$1,445,323	$1,160,508

Operating Profit (Loss):
Industrial	$114,777	$98,415	$66,344
Energy	62,205	49,345	30,702
Electrical	(34,572)	20,683	19,853
Engineered Solutions	60,851	63,612	31,681
General Corporate	(33,319)	(38,485)	(26,808)

	$169,942	$193,570	$121,772

Depreciation and Amortization:
Industrial	$8,358	$8,655	$6,571
Energy	18,115	18,152	17,276
Electrical	10,667	9,694	10,470
Engineered Solutions	15,093	13,916	14,898
General Corporate	2,030	2,579	2,660

	$54,263	$52,996	$51,875

Capital Expenditures:
Industrial	$5,333	$3,590	$779
Energy	8,962	8,978	7,212
Electrical	3,077	1,953	5,662
Engineered Solutions	3,463	5,966	4,517
General Corporate	1,905	1,902	1,796
Discontinued Operations	—	707	—

	$22,740	$23,096	$19,966

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	August 31,
	2012	2011
Assets:
Industrial	$268,735	$263,680
Energy	540,409	517,428
Electrical	437,914	547,556
Engineered Solutions	667,550	632,242
General Corporate	92,511	102,311

	$2,007,119	$2,063,217

In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisition/divestiture activities, restructuring costs and related benefits and the non-cash $62.5 million asset impairment charge in fiscal 2012 in the Electrical segment. Corporate assets, which are not allocated, principally represent cash and cash equivalents capitalized debt issuance costs and deferred income taxes.

The following tables summarize financial information from continuing operations by geographic region (in thousands):

	Year Ended August 31,
	2012	2011	2010
Net Sales:
United States	$841,498	$702,459	$602,546
Netherlands	220,608	258,412	164,822
United Kingdom	157,948	122,046	98,027
France	57,496	57,595	34,853
Australia	55,516	37,635	31,532
Germany	52,236	56,981	42,882
All other	220,040	210,195	185,846

	$1,605,342	$1,445,323	$1,160,508

	August 31,
	2012	2011
Long-Lived Assets:
United States	$50,950	$57,413
China	20,166	21,022
United Kingdom	17,672	20,079
Netherlands	12,166	14,880
All other	18,666	19,699

	$119,620	$133,093

The Company’s largest customer accounted for less than 3.0% of sales in each of the last three fiscal years. Export sales from domestic operations were less than 8.0% of total net sales in each of the periods presented.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Contingencies and Litigation

The Company had outstanding letters of credit of $8.5 million and $9.5 million at August 31, 2012 and 2011, respectively, the majority of which secure self-insured workers compensation liabilities.

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

The Company, in the normal course of business, enters into certain real estate and equipment leases or guarantees such leases on behalf of its subsidiaries. In conjunction with the spin-off of a former subsidiary in fiscal 2000, the Company assigned its rights in the leases used by the former subsidiary, but was not released as a responsible party from all such leases by the lessors. All of these businesses were subsequently sold. The Company remains contingently liable for those leases if any of these businesses are unable to fulfill their obligations thereunder. The discounted present value of future minimum lease payments for these leases was $3.4 million at August 31, 2012.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 18.    Guarantor Subsidiaries

On April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes. All of our material domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee (except for certain customary limitations) the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

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

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Year Ended August 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$206,894	$569,848	$828,600	$—	$1,605,342
Cost of products sold	69,907	397,780	520,284	—	987,971

Gross profit	136,987	172,068	308,316	—	617,371
Selling, administrative and engineering expenses	83,486	102,829	166,560	—	352,875
Restructuring charges	(292)	2,484	624	—	2,816
Impairment charge	—	—	62,464	—	62,464
Amortization of intangible assets	1,341	13,680	14,253		29,274

Operating profit	52,452	53,075	64,415	—	169,942
Financing costs, net	29,983	(14)	(409)	—	29,560
Intercompany expense (income), net	(32,185)	6,281	25,904	—	—
Debt refinancing charges	16,830	—	—	—	16,830
Other expense (income), net	1,351	1,912	(25)		3,238

Earnings before income tax expense	36,473	44,896	38,945	—	120,314
Income tax expense	5,590	10,063	17,371	—	33,024

Net earnings before equity in earnings of subsidiaries	30,883	34,833	21,574	—	87,290
Equity in earnings of subsidiaries	56,407	14,373	1,649	(72,429)	—

Net Earnings	$87,290	$49,206	$23,223	$(72,429)	$87,290

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Year Ended August 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$170,094	$523,294	$751,935	$—	$1,445,323
Cost of products sold	55,290	365,431	468,703	—	889,424

Gross profit	114,804	157,863	283,232	—	555,899
Selling, administrative and engineering expenses	89,682	96,313	146,644	—	332,639
Restructuring charges	1,546	218	459	—	2,223
Amortization of intangible assets	335	14,931	12,201	—	27,467

Operating profit	23,241	46,401	123,928	—	193,570
Financing costs, net	31,912	(1)	208	—	32,119
Intercompany expense (income), net	(16,924)	14,670	2,254	—	—
Other expense (income), net	(4,519)	133	6,630	—	2,244

Earnings before income tax expense	12,772	31,599	114,836	—	159,207
Income tax expense	2,873	6,948	24,890	—	34,711

Net earnings before equity in earnings of subsidiaries	9,899	24,651	89,946	—	124,496
Equity in earnings of subsidiaries	112,364	77,395	6,261	(196,020)	—

Earnings from continuing operations	122,263	102,046	96,207	(196,020)	124,496
Loss from discontinued operations	(10,704)	—	(2,233)	—	(12,937)

Net Earnings	$111,559	$102,046	$93,974	$(196,020)	$111,559

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(In thousands)

	Year Ended August 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$143,783	$456,961	$559,764	$—	$1,160,508
Cost of products sold	47,370	333,829	352,057	—	733,256

Gross profit	96,413	123,132	207,707	—	427,252
Selling, administrative and engineering expenses	75,814	87,987	104,065	—	267,866
Restructuring charges	2,054	7,418	6,125	—	15,597
Amortization of intangible assets	—	14,463	7,554	—	22,017

Operating profit	18,545	13,264	89,963	—	121,772
Financing costs, net	31,589	17	253	—	31,859
Intercompany expense (income), net	(21,388)	2,610	18,778	—	—
Other expense (income), net	(55)	1,613	(847)	—	711

Earnings from continuing operations before income tax expense	8,399	9,024	71,779	—	89,202
Income tax expense	2,930	2,355	13,561	—	18,846

Net earnings from continuing operations before equity in earnings (loss) of subsidiaries	5,469	6,669	58,218	—	70,356
Equity in earnings (loss) of subsidiaries	18,562	2,011	(3,920)	(16,653)	—

Earnings from continuing operations	24,031	8,680	54,298	(16,653)	70,356
Loss from discontinuing operations	—	—	(46,325)	—	(46,325)

Net Earnings	$24,031	$8,680	$7,973	$(16,653)	$24,031

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$88,559	$151,168	$321,554	$—	$561,281
Property, plant & equipment, net	6,944	31,818	77,122	—	115,884
Goodwill	62,543	433,193	370,676	—	866,412
Other intangibles, net	14,522	206,194	225,168	—	445,884
Intercompany receivable	—	418,253	307,282	(725,535)	—
Investment in subsidiaries	1,886,478	250,738	90,770	(2,227,986)	—
Other long-term assets	12,297	22	5,339	—	17,658

Total assets	$2,071,343	$1,491,386	$1,397,911	$(2,953,521)	$2,007,119

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities	$76,686	$63,105	$179,215	$—	$319,006
Long-term debt	390,000	—	—	—	390,000
Deferred income taxes	91,604	—	41,049	—	132,653
Pension and post-retirement benefit liabilities	22,500	—	3,942	—	26,442
Other long-term liabilities	59,929	620	26,633	—	87,182
Intercompany payable	378,788	—	346,747	(725,535)	—
Shareholders’ equity	1,051,836	1,427,661	800,325	(2,227,986)	1,051,836

Total liabilities and shareholders’ equity	$2,071,343	$1,491,386	$1,397,911	$(2,953,521)	$2,007,119

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	August 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$85,785	$155,067	$308,001	$—	$548,853
Property, plant & equipment, net	4,327	37,133	87,189	—	128,649
Goodwill	62,543	432,184	393,739	—	888,466
Other intangibles, net	15,861	216,277	247,268	—	479,406
Intercompany receivable	—	277,157	45,770	(322,927)	—
Investment in subsidiaries	1,859,779	379,170	67,795	(2,306,744)	—
Other long-term assets	10,862	51	6,930	—	17,843

Total assets	$2,039,157	$1,497,039	$1,156,692	$(2,629,671)	$2,063,217

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities	$76,300	$70,126	$184,099	$—	$330,525
Long-term debt	522,727	—	—	—	522,727
Deferred income taxes	122,272	—	49,987	—	172,259
Pension and post-retirement benefit liabilities	16,452	—	2,412	—	18,864
Other long-term liabilities	59,466	779	39,584	—	99,829
Intercompany payable	322,927	—	—	(322,927)	—
Shareholders’ equity	919,013	1,426,134	880,610	(2,306,744)	919,013

Total liabilities and shareholders’ equity	$2,039,157	$1,497,039	$1,156,692	$(2,629,671)	$2,063,217

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended August 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$97,454	$20,363	$64,512	$—	$182,329

Investing Activities
Proceeds from sale of property, plant & equipment	1,909	353	6,239	—	8,501
Capital expenditures	(5,062)	(4,069)	(13,609)	—	(22,740)
Business acquisitions, net of cash acquired	(290)	—	(69,977)	—	(70,267)

Cash used in investing activities	(3,443)	(3,716)	(77,347)	—	(84,506)

Financing Activities
Net repayments on revolving credit facilities	(57,990)	—	(177)	—	(58,167)
Intercompany loan activity	(11,482)	(16,556)	28,038	—	—
Principal repayment of term loans	(2,500)	—	—	—	(2,500)
Repurchases of 2% Convertible Notes	(102)	—	—	—	(102)
Proceeds from issuance of 5.625% Senior Notes	300,000	—	—	—	300,000
Redemption of 6.875% Senior Notes	(250,000)	—	—	—	(250,000)
Debt issuance costs	(5,490)	—	—	—	(5,490)
Purchase of treasury shares	(63,083)	—	—	—	(63,083)
Stock option exercises and related tax benefits	10,913	—	—	—	10,913
Cash dividend	(2,748)	—	—	—	(2,748)

Cash provided (used in) financing activities	(82,482)	(16,556)	27,861	—	(71,177)
Effect of exchange rate changes on cash	—	—	(2,683)	—	(2,683)

Net increase in cash and cash equivalents	11,529	91	12,343	—	23,963
Cash and cash equivalents—beginning of period	872	—	43,349	—	44,221

Cash and cash equivalents—end of period	$12,401	$91	$55,692	$—	$68,184

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended August 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$92,573	$3,122	$77,404	$(1,533)	$171,566

Investing Activities
Proceeds from sale of property, plant & equipment	103	313	1,363	—	1,779
Proceeds from sale of business	—	—	3,463	—	3,463
Capital expenditures	(5,284)	(4,740)	(13,072)	—	(23,096)
Business acquisitions, net of cash acquired	(153,409)	(350)	(159,697)	—	(313,456)

Cash used in investing activities	(158,590)	(4,777)	(167,943)	—	(331,310)

Financing Activities
Net borrowings on revolving credit facilities	58,000	—	204	—	58,204
Proceeds from issuance of term loans	100,000	—	—	—	100,000
Repurchases of 2% Convertible Notes	(34)	—	—	—	(34)
Intercompany loan activity	(96,454)	1,655	94,799	—	—
Debt issuance costs	(5,197)	—	—	—	(5,197)
Stock option exercises and related tax benefits	8,235	—	—	—	8,235
Cash dividend	(2,716)	—	(1,533)	1,533	(2,716)

Cash provided by financing activities	61,834	1,655	93,470	1,533	158,492
Effect of exchange rate changes on cash	—	—	5,251	—	5,251

Net increase (decrease) in cash and cash equivalents	(4,183)	—	8,182	—	3,999
Cash and cash equivalents—beginning of period	5,055	—	35,167	—	40,222

Cash and cash equivalents—end of period	$872	$—	$43,349	$—	$44,221

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended August 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$137,143	$(6,739)	$42,827	$(52,145)	$121,086
Investing Activities
Proceeds from sale of property, plant & equipment	1	439	796	—	1,236
Proceeds from sale of businesses	—	—	7,516	—	7,516
Capital expenditures	(1,219)	(8,309)	(10,438)	—	(19,966)
Business acquisitions, net of cash acquired	—	(9,374)	(36,492)	—	(45,866)

Cash used in investing activities	(1,218)	(17,244)	(38,618)	—	(57,080)
Financing Activities
Net repayments on revolving credit facilities	(12,608)	—	(1,705)	—	(14,313)
Repurchases of 2% Convertible Notes	(22,894)	—	—	—	(22,894)
Intercompany loan activity	(96,107)	55,378	40,729	—	—
Stock option exercises and related tax benefits	3,315	—	—	—	3,315
Cash dividend	(2,702)	(31,395)	(20,750)	52,145	(2,702)

Cash provided by (used in) financing activities	(130,996)	23,983	18,274	52,145	(36,594)
Effect of exchange rate changes on cash	—	—	1,425	—	1,425

Net increase in cash and cash equivalents	4,929	—	23,908	—	28,837
Cash and cash equivalents—beginning of period	126	—	11,259	—	11,385

Cash and cash equivalents—end of period	$5,055	$—	$35,167	$—	$40,222

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.     Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal 2012 and fiscal 2011 is as follows:

	Year Ended August 31, 2012
	First	Second	Third	Fourth	Total
Net sales	$392,799	$378,024	$429,215	$405,304	$1,605,342
Gross profit	152,608	141,292	166,120	157,351	617,371
Net earnings (loss)	37,174	32,175	34,401	(16,460)	87,290

Net earnings (loss) per share:
Basic	$0.54	$0.47	$0.48	$(0.23)	$1.25
Diluted	0.50	0.43	0.45	(0.23)	1.17

	Year Ended August 31, 2011
	First	Second	Third	Fourth	Total
Net sales	$318,412	$330,698	$392,777	$403,436	$1,445,323
Gross profit	121,853	125,027	154,038	154,981	555,899
Earnings from continuing operations	26,661	22,142	38,360	37,333	124,496
Earnings (loss) from discontinued operations	(771)	(14,213)	(2,002)	4,049	(12,937)
Net earnings	25,890	7,929	36,358	41,382	111,559

Earnings from continuing operations per share:
Basic	$0.39	$0.32	$0.56	$0.55	$1.82
Diluted	0.36	0.30	0.51	0.50	1.68
Earnings (loss) from discontinued operations per share:
Basic	$(0.01)	$(0.20)	$(0.03)	$0.06	$(0.19)
Diluted	(0.01)	(0.19)	(0.02)	0.05	(0.18)
Net Earnings per share:
Basic	$0.38	$0.12	$0.53	$0.61	$1.63
Diluted	0.35	0.11	0.49	0.55	1.50

The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

Fourth quarter fiscal 2012 net loss includes a $62.5 million non-cash impairment charge related to the goodwill and indefinite lived intangibles of the Mastervolt business (see Note 6, “Impairment Charges”).

Approximately $1.1 million of expense and $4.1 million of income related to discontinued operations were recorded in the third and fourth quarters of fiscal 2011, respectively, to correct immaterial errors that should have been recorded in the second quarter of fiscal 2011.

ACTUANT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired/ (Divested)/ (Discontinued)	Accounts Written Off Less Recoveries	Other	Balance at End of Period

Allowance for losses—Trade accounts receivable
August 31, 2012	$7,173	$107	$96	$(2,740)	$(261)	$4,375

August 31, 2011	7,680	1,021	939	(3,048)	581	7,173

August 31, 2010	8,633	2,437	(644)	(2,452)	(294)	7,680

Allowance for losses—Inventory
August 31, 2012	$26,185	$4,424	$3,503	$(7,486)	$(1,188)	$25,438

August 31, 2011	21,982	721	9,317	(6,149)	314	26,185

August 31, 2010	24,297	6,536	(92)	(8,076)	(683)	21,982

Valuation allowance—Income taxes
August 31, 2012	$7,260	$2,954	$—	$(2,061)	$—	$8,153

August 31, 2011	8,542	4,498	—	(5,831)	51	7,260

August 31, 2010	20,238	3,670	(8,633)	(6,601)	(132)	8,542

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2012, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded certain elements of Jeyco Pty Ltd., Turotest Medidores Ltda and CrossControl AB from its assessment of internal control over financial reporting as of August 31, 2012 because they were acquired by the Company in a purchase business combination during fiscal 2012. Subsequent to the acquisition certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2012. All of the fiscal 2012 acquisitions are wholly-owned subsidiaries whose total assets and total revenues, excluding integrated elements, represent 5% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2012.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of August 31, 2012, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors; Executive Officers and Corporate Governance

Information about the Company’s directors is incorporated by reference from the “Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 15, 2013 (the “2013 Annual Meeting Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” section in the Company’s 2013 Annual Meeting Proxy Statement. Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2013 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.

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

The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters” and the “Executive Compensation” sections (other than the subsection thereof entitled “Report of the Audit Committee”) of the 2013 Annual Meeting Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2013 Annual Meeting Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the “Certain Relationships and Related Party Transactions” section of the 2013 Annual Meeting Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2013 Annual Meeting Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1.   Consolidated Financial Statements

See “Index to Consolidated Financial Statements” set forth in Item 8, “Financial Statements and Supplementary Data” for a list of financial statements filed as part of this report.

2.   Financial Statement Schedules

See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data.”

3.   Exhibits

See “Index to Exhibits” beginning on page 72, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTUANT CORPORATION (Registrant)

By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: October 26, 2012

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

Signature	Title

/S/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Chairman of the Board, President and Chief Executive Officer

/s/ GUSTAV H.P. BOEL Gustav H.P. Boel	Director and Executive Vice President

/s/ GURMINDER S. BEDI Gurminder S. Bedi	Director

/s/ WILLIAM K. HALL William K. Hall	Director

/s/ THOMAS J. FISCHER Thomas J. Fischer	Director

Signature	Title

/s/ ROBERT A. PETERSON Robert A. Peterson	Director

/s/ DENNIS K. WILLIAMS Dennis K. Williams	Director

/s/ HOLLY A. VANDEURSEN Holly A. VanDeursen	Director

/s/ R. ALAN HUNTER, JR R. Alan Hunter, Jr.	Director

/s/ ANDREW G. LAMPEREUR Andrew G. Lampereur	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MATTHEW P. PAULI Matthew P. Pauli	Corporate Controller and Principal Accounting Officer

*	Each of the above signatures is affixed as of October 26, 2012.

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2012

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
2.1	Share Purchase Agreement, dated November 30, 2010, between Masterhold B.V. and Actuant Corporation	Exhibit 2.1 to the Registrant’s Form 8-K filed on December 1, 2010
2.2	Stock Purchase Agreement, dated May 19, 2011, between ASCP-Weasler Holdings LLC, ASCP-Weasler Holdings, Inc., Weasler Engineering, Inc. and Actuant Corporation	Exhibit 2.1 to the Registrant’s Form 10-Q filed on July 8, 2011
3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant’s Form 10-Q for quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant’s Form 10-K for the fiscal year ended August 31, 2003

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended August 31, 2004

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 8-K filed on July 18, 2006

	(e) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 8-K filed on January 14, 2010

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.1 to the Registrant’s Form 8-K filed on October 23, 2007

4.1	Indenture dated April 16, 2012 by and among Actuant Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee relating to $300 million Actuant Corporation 5 5/8% Senior Notes due 2022	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 18, 2012

4.2	Registration Rights Agreement, dated April 16, 2012, relating to $300 million of 5 5/8% Senior Notes due 2022	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2012

4.3	Third Amended and Restated Credit Agreement dated February 23, 2011 among Actuant Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the agent	Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended February 28, 2011

4.4	Omnibus Amendment No. 1 dated September 23, 2011 among Actuant Corporation, the Lender party there to and JPMorgan Chase Bank, N.A. as agent	Exhibit 4.9 to the Registrant’s Form 10-K for the fiscal year ended August 31, 2011.

10.1	Outside Directors’ Deferred Compensation Plan adopted by Board of Directors on May 4, 1995	Exhibit 10.8 to the Registrant’s Form 10-K for fiscal year ended August 31, 1995

10.2	First Amendment of Actuant Corporation Outside Directors’ Deferred Compensation Plan dated December 25, 2008	Exhibit 10.14 to the Registrant’s Form 10-Q for quarter ended November 30, 2008

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.3	Actuant Corporation Deferred Compensation Plan (conformed through the third amendment)		X

10.4	(a) 1996 Stock Plan adopted by board of directors on August 8, 1996 and proposed for shareholder approval on January 8, 1997	Annex A to the Registrant’s Proxy Statement dated November 19, 1996 for 1997 Annual Meeting of Shareholders

	(b) Amendment to 1996 Stock Plan adopted by board of directors on May 8, 1997	Exhibit 10.10(b) to the Registrants Form 10-K for the fiscal year ended August 31, 1997

10.5	Actuant Corporation 2010 Employee Stock Purchase Plan	Exhibit B to the Registrants Proxy Statement, dated December 4, 2009

10.6	(a) Actuant Corporation 2001 Stock Plan	Exhibit B to the Registrant’s Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

	(b) First Amendment to the Actuant Corporation 2001 Stock Plan dated December 25, 2008	Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended November 30, 2008

10.7	(a) Actuant Corporation 2002 Stock Plan, as amended (through third amendment)	Exhibit 10.26 to the Registrant’s Form 8-K filed on January 20, 2006

	(b) Fourth Amendment to the Actuant Corporation 2002 Stock Plan dated November 7, 2008	Exhibit 10.11 to the Registrant’s Form 10-Q for quarter ended November 30, 2008

10.8	Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 99.1 to the Registrant’s Form 8-K filed on January 14, 2010

10.9	(a) Actuant Corporation 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant’s Proxy Statement, dated December 5, 2005 for the 2006 Annual Meeting of Shareholders

	(b) First Amendment to the Amended and Restated Actuant Corporation 2001 Outside Directors’ Stock Plan dated December 25, 2008	Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended November 30, 2008

10.10	Actuant Corporation Long Term Incentive Plan	Exhibit 10.25 to the Registrant’s Form 8-K filed on July 12, 2006

10.15	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.35 to the 2002 10-K

10.16	(a) Form of Actuant Corporation Change in Control Agreement for Messrs. Arzbaecher, Blackmore, Goldstein, Kobylinski, Lampereur, Scheer, Wozniak and Ms. Grissom	Exhibit 10.1 to the Registrant’s Form 8-K filed on May 2, 2012

	(b) Form of Actuant Corporation Change in Control Agreement for Messrs. Axline and Boel	Exhibit 10.2 to the Registrant’s Form 8-K filed on May 2, 2012

10.17	Actuant Corporation Executive Officer Bonus Plan		X

14	Code of Ethics	Exhibit 14 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2003

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney		See signature page of this report

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101*

The following materials from the Actuant

Corporation Form 10-K for the year ended August 31, 2012 formatted in Extensible Business Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements.

*	Furnished herewith