Form 10-Q
period 2012-11-30
ACTUANT CORP
filed 2013-01-08
CIK 6955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2012 was 72,941,967.

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

•	increased competition in the markets we serve and market acceptance of existing and new products;

•	our ability to successfully identify and integrate acquisitions and realize anticipated benefits/results from acquired companies;

•	operating margin risk due to competitive product pricing, operating efficiencies, reduced production levels and material, labor and overhead cost increases;

•	foreign currency, interest rate and commodity risk;

•	supply chain and industry trends, including changes in purchasing and other business practices by customers;

•	regulatory and legal developments including changes to United States taxation rules, health care reform and governmental climate change initiatives;

•	our level of indebtedness, ability to comply with the financial and other covenants in our debt agreements and current credit market conditions.

Our Form 10-K for the fiscal year ended August 31, 2012 contains an expanded description of these and other risks that may affect our business, financial position and results of operations under the section entitled “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,
	2012	2011
Net sales	$377,248	$392,799
Cost of products sold	230,262	240,191

Gross profit	146,986	152,608
Selling, administrative and engineering expenses	87,830	88,109
Amortization of intangible assets	7,854	7,218

Operating profit	51,302	57,281
Financing costs, net	6,322	8,222
Other expense, net	364	657

Earnings before income tax expense	44,616	48,402
Income tax expense	8,273	11,228

Net earnings	$36,343	$37,174

Earnings per share:
Basic	$0.50	$0.54
Diluted	$0.49	$0.50

Weighted average common shares outstanding:
Basic	72,791	68,421
Diluted	74,271	75,142

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended November 30,
	2012	2011
Net earnings	$36,343	$37,174
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	12,089	(32,567)
Pension and other postretirement benefit plans
Actuarial loss arising during period	125	—
Amortization of actuarial losses included in net periodic pension cost	90	33

	215	33
Cash flow hedges
Unrealized net gains arising during period	2	148
Net (gains) losses reclassified into earnings	(131)	—

	(129)	148

Total other comprehensive income (loss), net of tax	12,175	(32,386)

Comprehensive income	$48,518	$4,788

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	November 30,	August 31,
	2012	2012
ASSETS
Current assets
Cash and cash equivalents	$68,311	$68,184
Accounts receivable, net	232,267	234,756
Inventories, net	225,084	211,690
Deferred income taxes	22,785	22,583
Prepaid expenses and other current assets	30,121	24,068

Total current assets	578,568	561,281
Property, plant and equipment
Land, buildings and improvements	50,796	49,866
Machinery and equipment	252,237	242,718

Gross property, plant and equipment	303,033	292,584
Less: Accumulated depreciation	(185,274)	(176,700)

Property, plant and equipment, net	117,759	115,884
Goodwill	871,698	866,412
Other intangibles, net	440,188	445,884
Other long-term assets	17,243	17,658

Total assets	$2,025,456	$2,007,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$164,665	$174,746
Accrued compensation and benefits	43,696	58,817
Current maturities of debt	8,750	7,500
Income taxes payable	5,982	5,778
Other current liabilities	66,754	72,165

Total current liabilities	289,847	319,006
Long-term debt	387,500	390,000
Deferred income taxes	129,951	132,653
Pension and postretirement benefit liabilities	26,233	26,442
Other long-term liabilities	89,927	87,182
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 75,799,085 and 75,519,079 shares, respectively	15,158	15,102
Additional paid-in capital	16,450	7,725
Treasury stock, at cost, 2,917,951 and 2,658,751 shares, respectively	(70,225)	(63,083)
Retained earnings	1,197,912	1,161,564
Accumulated other comprehensive loss	(57,297)	(69,472)
Stock held in trust	(2,340)	(2,689)
Deferred compensation liability	2,340	2,689

Total shareholders’ equity	1,101,998	1,051,836

Total liabilities and shareholders’ equity	$2,025,456	$2,007,119

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2012	2011
Operating Activities
Net earnings	$36,343	$37,174
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	14,449	13,540
Amortization of debt discount and debt issuance costs	496	497
Stock-based compensation expense	3,477	3,543
Benefit for deferred income taxes	(3,156)	(950)
Other non-cash adjustments	(177)	58
Changes in components of working capital and other:
Accounts receivable	4,539	(9,597)
Inventories	(11,318)	(2,595)
Prepaid expenses and other assets	(6,143)	(825)
Trade accounts payable	(11,548)	(2,886)
Income taxes payable	1,161	1,216
Accrued compensation and benefits	(13,953)	(19,169)
Other accrued liabilities	(1,895)	469

Net cash provided by operating activities	12,275	20,475

Investing Activities
Proceeds from sale of property, plant and equipment	977	5,918
Capital expenditures	(7,689)	(5,595)
Business acquisitions, net of cash acquired	(83)	(290)

Net cash (used in) provided by investing activities	(6,795)	33

Financing Activities
Net borrowings on revolver and other debt	—	4,809
Principal repayments on term loan	(1,250)	—
Purchase of treasury shares	(7,142)	(20,410)
Stock option exercises and related tax benefits	5,473	2,782
Cash dividend	(2,911)	(2,748)

Net cash used in financing activities	(5,830)	(15,567)

Effect of exchange rate changes on cash	477	(1,043)

Net increase in cash and cash equivalents	127	3,898
Cash and cash equivalents – beginning of period	68,184	44,221

Cash and cash equivalents – end of period	$68,311	$48,119

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2012 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2012 Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2013.

Note 2. Acquisitions

The Company completed three business acquisitions during fiscal 2012. All of the acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase prices reflect the future earnings and cash flow potential of these companies, as well as the complementary strategic fit and resulting synergies these businesses should bring to existing operations. The Company incurred acquisition transaction costs of $0.1 million and $0.3 million for the three months ended November 30, 2012 and 2011, respectively, related to various business acquisition activities.

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

During fiscal 2012, the Company completed two Maxima Technologies tuck-in acquisitions that further expand the geographic presence, product offerings and technologies of the Engineered Solutions segment. On July 20, 2012 the Company completed the acquisition of the stock of CrossControl AB (“CrossControl”) for $40.6 million of cash, plus potential contingent consideration. CrossControl, headquartered in Sweden, provides advanced electronic solutions for user-machine interaction, vehicle control and mobile connectivity in critical environments. On March 28, 2012 the Company acquired the stock of Turotest Medidores Ltda (“Turotest”) for $8.1 million of cash and $5.3 million of deferred purchase price. Turotest, headquartered in Brazil, designs and manufactures instrument panels and gauges serving the Brazilian agriculture and industrial markets.

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

The purchase price allocation for fiscal 2012 acquisitions resulted in the recognition of $40.4 million of goodwill (which is not deductible for tax purposes) and $32.8 million of intangible assets, including $24.2 million of customer relationships, $5.7 million of tradenames, $2.2 million of technologies and $0.7 million of non-compete agreements.

The following unaudited pro forma results of operations of the Company for the three months ended November 30, 2012 and 2011, give effect to these acquisitions as though the transactions and related financing activities had occurred on September 1, 2011 (in thousands, except per share amounts):

	Three Months Ended November 30,
	2012	2011
Net sales
As reported	$377,248	$392,799
Pro forma	377,248	415,787
Net earnings
As reported	$36,343	$37,174
Pro forma	36,502	40,097
Basic earnings per share
As reported	$0.50	$0.54
Pro forma	0.50	0.59
Diluted earnings per share
As reported	$0.49	$0.50
Pro forma	0.49	0.54

Note 3. Restructuring

The Company continuously reviews its cost structure to be responsive to changes in end market demand, identify opportunities for cost synergies from recent acquisitions and in light of changes in the worldwide economy. As a result of increased uncertainty and reduced demand, the Company has implemented various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing overhead, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. Restructuring costs were $0.7 million and $0.5 million for the three months ended November 30, 2012 and 2011, respectively. The restructuring reserve at November 30, 2012 and August 31, 2012 was $2.3 million and $2.9 million, respectively. The remaining restructuring related severance will be paid during the next twelve months, while facility consolidation costs (primarily reserves for future lease payments for vacated facilities) will be paid over the underlying lease terms.

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the three months ended November 30, 2012 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2012	$81,404	$259,521	$213,870	$311,617	$866,412
Purchase accounting adjustments	—	—	—	87	87
Impact of changes in foreign currency rates	1,044	2,020	777	1,358	5,199

Balance as of November 30, 2012	$82,448	$261,541	$214,647	$313,062	$871,698

The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

	Weighted	November 30, 2012			August 31, 2012
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Period (Years)	Value	Amortization	Value	Value	Amortization	Value
Amortizable intangible assets:
Customer relationships	15	$349,873	$100,296	$249,577	$347,739	$93,768	$253,971
Patents	13	53,042	35,865	17,177	52,851	34,842	18,009
Trademarks and tradenames	19	43,690	9,357	34,333	43,820	8,670	35,150
Non-compete agreements and other	4	7,734	6,590	1,144	7,677	6,316	1,361
Indefinite lived intangible assets:
Tradenames	N/A	137,957	—	137,957	137,393	—	137,393

		$592,296	$152,108	$440,188	$589,480	$143,596	$445,884

Amortization expense recorded on the intangible assets listed above was $7.9 million and $7.2 million for the three months ended November 30, 2012 and 2011, respectively. The Company estimates that amortization expense will be approximately $22.0 million for the remainder of fiscal 2013. Amortization expense for future years is estimated to be as follows: $28.1 million in fiscal 2014, $28.0 million in 2015, $27.9 million in fiscal 2016, $26.7 million in fiscal 2017, $26.3 in fiscal 2018 and $143.2 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions, changes in foreign currency exchange rates or other factors.

Note 5. Product Warranty Costs

The Company generally offers its customers a warranty on products they purchase, although warranty periods vary by product type and application. During the three months ended November 30, 2011, the warranty reserve was reduced by $5.7 million, the result of a purchase accounting adjustment to Mastervolt’s initial estimated warranty reserve. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the accrued product warranty reserve (in thousands):

	Three Months Ended November 30,
	2012	2011
Beginning balances	$12,869	$23,707
Purchase accounting adjustment	—	(5,719)
Provision for warranties	2,417	2,491
Warranty payments and costs incurred	(3,096)	(2,903)
Impact of changes in foreign currency rates	271	(1,109)

Ending balances	$12,461	$16,467

Note 6. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2012	August 31, 2012
Senior Credit Facility
Revolver	$—	$—
Term Loan	96,250	97,500

	96,250	97,500
5.625% Senior Notes	300,000	300,000

Total Senior Indebtedness	396,250	397,500
Less: current maturities of long-term debt	(8,750)	(7,500)

Total long-term debt	$387,500	$390,000

The Company’s Senior Credit Facility, which matures on February 23, 2016 provides a $600 revolving credit facility, a $100 million term loan and a $300 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.25% to 2.50% in the case of loans bearing interest at LIBOR and from 0.25% to 1.50% in the case of loans bearing interest at the base rate. At November 30, 2012, the borrowing spread on LIBOR based borrowings was 1.5% (aggregating 1.75% on the outstanding term loan). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.2% to 0.4% per annum. At November 30, 2012 the available and unused credit line under the revolver was $596.3 million. Quarterly principal payments of $1.25 million began on the $100 million term loan on March 31, 2012, increasing to $2.5 million per quarter beginning on March 31, 2013, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum fixed charge coverage ratio of 1.50:1. The Company was in compliance with all debt covenants at November 30, 2012.

On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Company utilized the net proceeds from this issuance to fund the repurchase of all its then outstanding $250 million of 6.875% Senior Notes due 2017 at a cost of 104%, or $260.4 million.

In March 2012, the Company called all of its then outstanding $117.6 million of 2% Convertible Notes for cash at par. As a result of the call notice, substantially all of the holders of the 2% Convertible Notes converted them into newly issued shares of the Company’s Class A common stock, at a conversion rate of 50.6554 shares per $1,000 of principal amount (resulting in the issuance of 5,951,440 shares of common stock) while the remaining $0.1 million of 2% Convertible Notes were repurchased for cash.

Note 7. Fair Value Measurement

The Company assesses the inputs used to measure the fair value of financial assets and liabilities using a three-tier hierarchy. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The following financial assets and liabilities, measured at fair value, are included in the condensed consolidated balance sheet (in thousands):

	November 30, 2012	August 31, 2012
Level 1 Valuation:
Cash equivalents	$1,158	$5,154
Investments	1,602	1,602

Level 2 Valuation:
Foreign currency derivatives	$576	$945

At August 31, 2012, Mastervolt’s goodwill ($40.0 million) and tradename ($13.6 million) were written down to estimated fair value, resulting in a non-cash impairment charge of $62.5 million. In order to arrive at the implied fair value of goodwill, the Company assigned the fair value to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The tradename was valued using the relief of royalty income approach. These represent Level 3 assets measured at fair value on a nonrecurring basis.

The fair value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value at November 30, 2012 and August 31, 2012 due to their short-term nature and the fact that the interest rates approximated market rates. The fair value of the Company’s outstanding $300 million of 5.625% Senior Notes was $310.5 million and $309.8 million at November 30, 2012 and August 31, 2012, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

Note 8. Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2012	2011
Numerator:
Net earnings from continuing operations	$36,343	$37,174
Plus: 2% Convertible Notes financing costs, net of taxes	—	511

Net earnings for diluted earnings per share	$36,343	$37,685

Denominator:
Weighted average common shares outstanding for basic earnings per share	72,791	68,421
Net effect of dilutive securities—equity based compensation plans	1,480	764
Net effect of 2% Convertible Notes based on the if-converted method	—	5,957

Weighted average common and equivalent shares outstanding for diluted earnings per share	74,271	75,142

Basic Earnings Per Share:	$0.50	$0.54

Diluted Earnings Per Share:	$0.49	$0.50

At November 30, 2012 and 2011, outstanding share based awards to acquire 789,000 and 3,856,000 shares of common stock were not included in the Company’s computation of earnings per share because the effect would have been anti-dilutive.

As discussed in Note 6, “Debt” the Company issued 5,951,440 shares of common stock in the third quarter of fiscal 2012, in conjunction with the conversion of its 2% Convertible Notes, resulting in an increase in the weighted average common shares outstanding for basic earnings per share. However, the impact of the additional share issuance was already included in the diluted earnings per share calculation, on an if-converted method. The Company has also repurchased common shares on the open market in the last year, as well as issued new shares pursuant to equity compensation plans.

Note 9. Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. Federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards. The Company adjusts the quarterly provision for income taxes based on the estimated annual effective income tax rate and facts and circumstances known at each interim reporting period.

The effective income tax rate was 18.5% and 23.1% for the three months ended November 30, 2012 and 2011, respectively. The decrease in the effective tax rate for the three months ended November 30, 2012, relative to the prior year, reflects the benefits of tax minimization planning, increased foreign tax credits and the utilization of net operating losses.

The gross liability for unrecognized tax benefits, excluding interest and penalties, increased from $24.6 million at August 31, 2012 to $25.3 million at November 30, 2012. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. In addition, as of November 30, 2012 and August 31, 2012, the Company had liabilities totaling $4.8 million and $4.5 million, respectively, for the payment of interest and penalties related to its unrecognized tax benefits.

Note 10. Segment Information

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

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended November 30,
	2012	2011
Net Sales by Segment:
Industrial	$101,122	$100,253
Energy	90,769	80,421
Electrical	69,439	82,833
Engineered Solutions	115,918	129,292

	$377,248	$392,799

Net Sales by Reportable Product Line:
Industrial	$101,122	$100,253
Energy	90,769	80,421
Electrical	69,439	82,833
Vehicle Systems	61,187	76,363
Other	54,731	52,929

	$377,248	$392,799

Operating Profit:
Industrial	$27,006	$27,934
Energy	15,387	13,217
Electrical	7,828	4,977
Engineered Solutions	7,625	18,999
General Corporate	(6,544)	(7,846)

	$51,302	$57,281

	November 30, 2012	August 31, 2012
Assets:
Industrial	$271,607	$268,735
Energy	545,760	540,409
Electrical	444,780	437,914
Engineered Solutions	671,372	667,550
General Corporate	91,937	92,511

	$2,025,456	$2,007,119

In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is also impacted by acquisition/divestiture activities and restructuring costs and the related benefits. Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.

Note 11. Contingencies and Litigation

The Company had outstanding letters of credit of $10.9 million and $8.5 million at November 30, 2012 and August 31, 2012, respectively, the majority of which secure self-insured workers compensation liabilities.

The Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor, patent claims and other disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and can be reasonably estimated. In the opinion of management, the resolution of these contingencies, individually and in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their obligations. The discounted present value of future minimum lease payments for these leases was $12.0 million at November 30, 2012.

Note 12. Guarantor Subsidiaries

As discussed in Note 6, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300 million of 5.625% Senior Notes. All of our material domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee (except for certain customary limitations) such debt on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended November 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$45,838	$124,117	$207,293	$—	$377,248
Cost of products sold	12,408	87,868	129,986	—	230,262

Gross profit	33,430	36,249	77,307	—	146,986
Selling, administrative and engineering expenses	17,453	25,040	45,337	—	87,830
Amortization of intangible assets	321	3,449	4,084	—	7,854

Operating profit	15,656	7,760	27,886	—	51,302
Financing costs, net	6,358	5	(41)	—	6,322
Intercompany expense (income), net	(7,270)	1,955	5,315	—	—
Other expense (income), net	(364)	(316)	1,044	—	364

Earnings before income tax expense	16,932	6,116	21,568	—	44,616
Income tax expense	3,140	1,134	3,999	—	8,273

Net earnings before equity in earnings of subsidiaries	13,792	4,982	17,569	—	36,343
Equity in earnings of subsidiaries	22,551	17,899	1,024	(41,474)	—

Net earnings	$36,343	$22,881	$18,593	$(41,474)	$36,343

Comprehensive income	$48,518	$28,858	$26,019	$(54,877)	$48,518

	Three Months Ended November 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$48,520	$136,441	$207,838	$—	$392,799
Cost of products sold	15,279	94,632	130,280	—	240,191

Gross profit	33,241	41,809	77,558	—	152,608
Selling, administrative and engineering expenses	20,666	26,262	41,181	—	88,109
Amortization of intangible assets	335	3,420	3,463	—	7,218

Operating profit	12,240	12,127	32,914	—	57,281
Financing costs, net	8,237	3	(18)	—	8,222
Intercompany expense (income), net	(7,491)	566	6,925	—	—
Other expense, net	193	344	120	—	657

Earnings before income tax expense	11,301	11,214	25,887	—	48,402
Income tax expense	2,622	2,601	6,005	—	11,228

Net earnings before equity in earnings of subsidiaries	8,679	8,613	19,882	—	37,174
Equity in earnings (loss) of subsidiaries	28,495	16,794	(488)	(44,801)	—

Net earnings	$37,174	$25,407	$19,394	$(44,801)	$37,174

Comprehensive income	$4,788	$8,339	$11,321	$(19,660)	$4,788

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	November 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$73,934	$152,380	$352,254	$—	$578,568
Property, plant & equipment, net	6,890	31,077	79,792	—	117,759
Goodwill	62,543	432,464	376,691	—	871,698
Other intangibles, net	14,201	202,745	223,242	—	440,188
Investment in subsidiaries	1,919,244	265,560	92,319	(2,277,123)	—
Intercompany receivable	—	425,309	301,844	(727,153)	—
Other long-term assets	11,835	22	5,386	—	17,243

Total assets	$2,088,647	$1,509,557	$1,431,528	$(3,004,276)	$2,025,456

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities	$61,673	$54,539	$173,635	$—	$289,847
Long-term debt	387,500	—	—	—	387,500
Deferred income taxes	88,353	—	41,598	—	129,951
Pension and post-retirement benefit liabilities	22,253	—	3,980	—	26,233
Other long-term liabilities	62,308	525	27,094	—	89,927
Intercompany payable	364,562	—	362,591	(727,153)	—
Shareholders’ equity	1,101,998	1,454,493	822,630	(2,277,123)	1,101,998

Total liabilities and shareholders’ equity	$2,088,647	$1,509,557	$1,431,528	$(3,004,276)	$2,025,456

	August 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$88,559	$151,168	$321,554	$—	$561,281
Property, plant & equipment, net	6,944	31,818	77,122	—	115,884
Goodwill	62,543	433,193	370,676	—	866,412
Other intangibles, net	14,522	206,194	225,168	—	445,884
Investment in subsidiaries	1,886,478	250,738	90,770	(2,227,986)	—
Intercompany receivable	—	418,253	307,282	(725,535)	—
Other long-term assets	12,297	22	5,339	—	17,658

Total assets	$2,071,343	$1,491,386	$1,397,911	$(2,953,521)	$2,007,119

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities	$76,686	$63,105	$179,215	$—	$319,006
Long-term debt	390,000	—	—	—	390,000
Deferred income taxes	91,604	—	41,049	—	132,653
Pension and post-retirement benefit liabilities	22,500	—	3,942	—	26,442
Other long-term liabilities	59,929	620	26,633	—	87,182
Intercompany payable	378,788	—	346,747	(725,535)	—
Shareholders’ equity	1,051,836	1,427,661	800,325	(2,227,986)	1,051,836

Total liabilities and shareholders’ equity	$2,071,343	$1,491,386	$1,397,911	$(2,953,521)	$2,007,119

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended November 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(658)	$4,779	$8,154	$—	$12,275
Investing Activities
Proceeds from sale of property, plant and equipment	571	14	392	—	977
Capital expenditures	(399)	(1,291)	(5,999)	—	(7,689)
Business acquisitions, net of cash acquired	—	—	(83)	—	(83)

Cash provided by (used in) investing activities	172	(1,277)	(5,690)	—	(6,795)
Financing Activities
Principal repayment of term loans	(1,250)	—	—	—	(1,250)
Intercompany loan activity	(4,991)	(3,593)	8,584	—	—
Purchase of treasury shares	(7,142)	—	—	—	(7,142)
Stock option exercises, related tax benefits and other	5,473	—	—	—	5,473
Cash dividend	(2,911)	—	—	—	(2,911)

Cash provided by (used in) financing activities	(10,821)	(3,593)	8,584	—	(5,830)
Effect of exchange rate changes on cash	—	—	477	—	477

Net increase (decrease) in cash and cash equivalents	(11,307)	(91)	11,525	—	127
Cash and cash equivalents—beginning of period	12,401	91	55,692	—	68,184

Cash and cash equivalents—end of period	$1,094	$—	$67,217	$—	$68,311

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended November 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(10,089)	$7,121	$23,443	$—	$20,475
Investing Activities
Proceeds from sale of property, plant and equipment	—	68	5,850	—	5,918
Capital expenditures	(2,206)	(571)	(2,818)	—	(5,595)
Business acquistitions, net of cash acquired	(290)	—	—	—	(290)

Cash (used in) provided by investing activities	(2,496)	(503)	3,032	—	33
Financing Activities
Net borrowings on revolver and other debt	4,700	—	109	—	4,809
Intercompany loan activity	28,060	(6,618)	(21,442)	—	—
Purchase of treasury shares	(20,410)	—	—	—	(20,410)
Stock option exercises and related tax benefits	2,782	—	—	—	2,782
Cash dividend	(2,748)	—	—	—	(2,748)

Cash (used in) provided by financing activities	12,384	(6,618)	(21,333)	—	(15,567)
Effect of exchange rate changes on cash	—	—	(1,043)	—	(1,043)

Net (decrease) increase in cash and cash equivalents	(201)	—	4,099	—	3,898
Cash and cash equivalents—beginning of period	872	—	43,349	—	44,221

Cash and cash equivalents—end of period	$671	$—	$47,448	$—	$48,119

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

Our long-term goal is to grow annual diluted earnings per share (“EPS”), excluding unusual or non-recurring items, faster than most multi-industry peers. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our financial and EPS growth goals. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on net assets and minimizing primary working capital needs. Our LEAD efforts also support our Growth + Innovation (“G+I”) initiative, a process focused on improving core sales growth. The cash flow that results from efficient asset management and improved profitability is primarily used to fund strategic acquisitions, common stock repurchases and internal growth opportunities.

Our businesses provide a vast array of products and services across multiple customers and geographies which results in significant diversification. The long-term sales growth and profitability of our segments will depend not only on increased demand in end markets and the overall economic environment, but also on our ability to identify, consummate and integrate strategic acquisitions, develop and market innovative new products, expand our business activity geographically and continuously improve operational excellence.

The comparability of the operating results for the three months ended November 30, 2012 to the prior year period has been impacted by acquisitions, changes in foreign currency translation rates and the generally weaker economic conditions that existed in the end markets we serve. Listed below are the significant acquisitions completed since September 1, 2011.

Business	Segment	Acquisition Date
CrossControl AB	Engineered Solutions	July 2012
Turotest Medidores Ltda	Engineered Solutions	March 2012
Jeyco Pty Ltd	Energy	February 2012

In addition to acquisitions, changes in foreign currency exchange rates also influence our financial results as approximately one-half of our sales are denominated in currencies other than the U.S. dollar. The year-over-year weakening of the Euro during the first quarter of fiscal 2013 has unfavorably impacted our operating results due to the translation of non-U.S. dollar denominated results.

Results of Operations

Global economic uncertainty has created a challenging business environment which has impacted our businesses. Most of our businesses have experienced softening end market demand over the past several quarters. Overall, results of operations for the three months ended November 30, 2012 reflect a negative core sales trend as the European recession, inventory destocking by OEMs in the Engineered Solutions segment and a significantly weaker European solar market in the Electrical segment have lead to double digit core sales declines in both segments. However, our two most profitable segments, Industrial and Energy continued to generate positive core sales growth, as a result of maintenance demand in oil & gas, power generation and industrial markets. In response to the overall economic slow-down, we are taking various actions to lower our cost structure including reductions in workforce, consolidation of facilities and management, as well as product sourcing initiatives. Our priorities during the remainder of fiscal 2013 include the execution of certain restructuring activities, continued working capital management and investments in growth initiatives, including strategic acquisitions and G+I opportunities.

The following table sets forth our results of operations (in millions):

	Three Months Ended November 30,
	2012		2011
Net sales	$377	100%	$393	100%
Cost of products sold	230	61%	240	61%

Gross profit	147	39%	153	39%
Selling, administrative and engineering	88	23%	88	22%
Amortization of intangible assets	8	2%	7	2%

Operating profit	51	14%	57	15%
Financing costs, net	6	2%	8	2%
Other expense, net	1	0%	1	0%

Earnings before income tax expense	44	12%	48	12%
Income tax expense	8	2%	11	3%

Net earnings	$36	10%	$37	9%

Fiscal 2013 first quarter consolidated net sales were $377 million, 4% lower than the $393 million in the comparable prior year period. Excluding the $18 million year-over-year increase in sales from acquisitions and the $5 million unfavorable impact of foreign currency exchange rate changes, fiscal 2013 first quarter consolidated core sales declined 7% compared to the prior year. Operating profit for the first quarter of fiscal 2013 was $51 million, compared to $57 million in the prior year period. Reduced sales volumes, unfavorable product mix and investments in growth initiatives drove this year-over-year decline in operating profit. We were able to largely offset the decline in operating profit with lower borrowing costs and income taxes, resulting in net income and diluted earnings per share down only modestly from the prior year. The changes in sales and operating profit at the segment level are discussed in further detail below.

Segment Results (in millions)

Industrial Segment

The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. During the first quarter, core sales growth in the segment was driven by higher global Integrated Solutions activity and steady industrial demand in most regions outside of Western Europe. The Industrial segment focuses on providing customers with innovative lifting solutions, commercializing new products and expanding in faster growing regions and vertical markets. The following table sets forth the results of operations for the Industrial segment (in millions):

	Three Months Ended November 30,
	2012	2011
Net sales	$101	$100
Operating profit	27	28
Operating profit %	27%	28%

Fiscal 2013 first quarter net sales were $101 million, a 1% increase from the comparable prior year period. Excluding the impact of foreign currency rate changes (which unfavorably impacted sales comparisons by $2 million), core sales increased 2%. Unfavorable product mix along with incremental G+I investments resulted in slightly lower operating profit margins.

Energy Segment

The Energy segment provides joint integrity products and services, as well as rope and cable solutions to the global oil & gas, power generation and other energy markets. Worldwide requirements for energy and supportive oil prices have encouraged customers and asset owners to maintain or increase production, invest in capital projects and complete previously deferred maintenance activities. As a result, we are seeing broad-based strength across this segment. The following table sets forth the results of operations for the Energy segment (in millions):

	Three Months Ended November 30,
	2012	2011
Net sales	$91	$80
Operating profit	15	13
Operating profit %	17%	16%

Energy segment net sales for the three months ended November 30, 2012 increased by $11 million (13%) to $91 million compared to the prior year period. Excluding sales from the Jeyco acquisition ($7 million), core sales grew 4% for the first quarter of fiscal 2013, the result of continued robust maintenance and capital spending in oil & gas, nuclear, power generation and other energy markets. Improved operating profit margins during the quarter were primarily driven by favorable sales mix.

Electrical Segment

The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility, marine and other harsh environment markets. Weak end market demand in European solar (difficult prior year comparable sales levels, overall economic conditions, changes in government regulations and weak consumer confidence) was the primary reason for the core sales decline in the quarter. This segment continues to focus on driving cost savings from the recently completed North American manufacturing facility consolidation and being responsive to end market demand. The following table sets forth the results of operations for the Electrical segment (in millions):

	Three Months Ended November 30,
	2012	2011
Net sales	$69	$83
Operating profit	8	5
Operating profit %	11%	6%

Electrical segment first quarter net sales were $69 million, 16% lower than the comparable prior year quarter. The decline in core sales (16%) was largely due to significantly lower solar inverter shipments, the result of weak current year demand and aggressive sales promotions in the prior year. In addition, the impact of channel inventory reductions across the segment’s served North American markets and lower industrial transformer demand contributed to the sales decline. The benefit of prior year restructuring actions, as well as a fire related insurance recovery at our Mastervolt business, drove the improvement in operating profit margins.

Engineered Solutions Segment

The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in a variety of markets. As anticipated, this segment experienced a core sales decline in the first quarter as challenging end market conditions are now broad based across the segment. European truck and automotive volumes remain at reduced levels, while the global agriculture and North American truck and construction equipment markets have seen recent declines. This segment continues to focus on integrating the recently acquired Turotest and CrossControl businesses and reducing its cost structure in line with reduced OEM build rates. The following table sets forth the results of operations for the Engineered Solutions segment (in millions):

	Three Months Ended November 30,
	2012	2011
Net sales	$116	$129
Operating profit	8	19
Operating profit %	7%	15%

Net sales in the Engineered Solutions segment decreased by $13 million (10%), from $129 million for the three months ended November 30, 2011 to $116 million for the three months ended November 30, 2012. Excluding the unfavorable impact of changes in foreign currency exchange rates ($3 million) and the $11 million of sales from recent acquisitions, core sales declined 17%. First quarter net sales levels reflect concerted actions by our OEM customers to reduce their inventory levels and production schedules in response to lower demand at the dealer level. Segment operating profit declined from the prior year period, as the impact of restructuring costs and the reduced volume (under-absorption of operating costs) was only partially offset by lower incentive compensation costs.

General Corporate

General corporate expenses were $7 million and $8 million for the three months ended November 30, 2012 and 2011, respectively. The reduction is primarily due to lower incentive compensation costs during the quarter.

Financing Costs, net

All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our segments. Financing costs, net were $6 million and $8 million for the three months ended November 30, 2012 and 2011, respectively. The reduction in interest expense in the first quarter of fiscal 2013 reflects the conversion of our 2% Convertible Notes into common stock, as well as the benefit of lower borrowing costs from the refinancing of our Senior Notes (both completed in the third quarter of fiscal 2012).

Income Taxes Expense

The effective income tax rate was 18.5% and 23.1% for the three months ended November 30, 2012 and 2011, respectively. The decrease in the effective tax rate for the three months ended November 30, 2012, relative to the prior year, reflects the benefits of tax minimization planning, increased foreign tax credits and the utilization of net operating losses.

Cash Flows

The following table summarizes the cash flows from operating, investing and financing activities (in millions):

	Three Months Ended November 30,
	2012	2011
Net cash provided by operating activities	$12	$20
Net cash used in investing activities	(7)	—
Net cash used in financing activities	(6)	(15)
Effect of exchange rates on cash	1	(1)

Net increase in cash and cash equivalents	$—	$4

Cash flows from operating activities during the three months ended November 30, 2012 were $12 million, the result of net earnings, offset by the payment of $17 million of fiscal 2012 incentive compensation costs, reduced accounts payable and increased inventory levels. These operating cash flows funded the repurchase of approximately 0.3 million shares of the Company’s common stock ($7 million) under the stock buyback program, our $3 million annual dividend and $8 million of capital expenditures.

Cash flows from operating activities during the three months ended November 30, 2011 were $20 million, the result of net earnings, offset by the payment of $28 million of fiscal 2011 incentive compensation costs and increased accounts receivable and inventory levels. These operating cash flows and borrowings under the Senior Credit Facility funded the repurchase of approximately 1 million shares of the Company’s common stock ($20 million). Proceeds from the sale of property, plant and equipment (which included the sale-leaseback of certain equipment) more than offset the $6 million of capital expenditures during the first quarter of fiscal 2012.

Primary Working Capital Management

We use primary working capital as a percentage of sales (PWC %) as a key indicator of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric at November 30 (in millions):

	2012	PWC%	2011	PWC%
Accounts receivable, net	$232	15%	$227	15%
Inventory, net	225	15%	219	14%
Accounts payable	(164)	-11%	(163)	-11%

Net primary working capital	$293	19%	$283	18%

Our primary working capital and PWC % increased on a year-over-year basis as a result of increased inventory, resulting from our inability to quickly reduce incoming purchases to balance reduced customer production levels.

Liquidity

Our Senior Credit Facility, which matures on February 23, 2016, includes a $600 million revolving credit facility, a $100 million term loan and a $300 million expansion option, subject to certain conditions. Quarterly principal payments of $1.25 million began on the $100 million term loan on March 31, 2012, increasing to $2.5 million per quarter beginning on March 31, 2013, with the remaining principal due at maturity. At November 30, 2012, we had $68 million of cash and cash equivalents and $596 million of available liquidity under our Senior Credit Facility. We believe that the availability under the Senior Credit Facility, combined with our existing cash on hand and funds generated from operations will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future.

See Note 6, “Debt” in the notes to the condensed consolidated financial statements for further discussion on the Senior Credit Facility.

Commitments and Contingencies

The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their obligations. The discounted present value of future minimum lease payments for these leases was $12 million at November 30, 2012.

We had outstanding letters of credit of approximately $11 million and $8 million at November 30, 2012 and August 31, 2012, respectively, the majority of which secure self-insured workers compensation liabilities.

Contractual Obligations

Our contractual obligations are discussed in Part 1, Item 7 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2012, and, as of November 30, 2012, have not materially changed.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the three months ended November 30, 2012. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In September 2011, our Board of Directors authorized a stock repurchase program to acquire up to 7,000,000 shares of the Company’s outstanding Class A common stock. The following table presents information regarding the repurchase of common stock during the three months ended November 30, 2012. All of the shares were repurchased as part of the publicly announced program.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
September 1 to September 30, 2012	—	—	4,341,249
October 1 to October 31, 2012	159,200	$27.95	4,182,049
November 1 to November 30, 2012	100,000	26.84	4,082,049

Total	259,200	27.53

Item 6 – Exhibits

(a) Exhibits

See “Index to Exhibits” on page 26, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)

Date: January 8, 2013	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION

(the “Registrant”)

(Commission File No. 1-11288)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED November 30, 2012

INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101*	The following materials from the Actuant Corporation Form 10-Q for the quarter ended November 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith