Form 10-Q
period 2013-02-28
ACTUANT CORP
filed 2013-04-08
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-11288
 ————————————
ACTUANT CORPORATION
(Exact name of registrant as specified in its charter)
 ————————————

Wisconsin	39-0168610
(State of incorporation)	(I.R.S. Employer Id. No.)
N86 W12500 WESTBROOK CROSSING
MENOMONEE FALLS, WISCONSIN 53051
Mailing address: P. O. Box 3241, Milwaukee, Wisconsin 53201
(Address of principal executive offices)
(262) 293-1500
(Registrant’s telephone number, including area code)
  ————————————
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2013 was 73,185,832.

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

•
the potential for a non-cash asset impairment charge, if operating performance at one or more of our reporting units were to fall significantly below current levels (given the amount of goodwill and intangible assets recorded in previously completed acquisitions);

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales	$370,370	$378,024	$747,618	$770,823
Cost of products sold	230,811	236,732	461,073	476,923
Gross profit	139,559	141,292	286,545	293,900
Selling, administrative and engineering expenses	89,977	84,763	177,807	172,872
Amortization of intangible assets	7,638	7,073	15,492	14,291
Operating profit	41,944	49,456	93,246	106,737
Financing costs, net	6,260	7,821	12,582	16,043
Other (income) expense, net	(36)	(171)	328	486
Earnings before income tax expense	35,720	41,806	80,336	90,208
Income tax expense	7,285	9,631	15,558	20,859
Net earnings	$28,435	$32,175	$64,778	$69,349

Earnings per share:
Basic	$0.39	$0.47	$0.89	$1.02
Diluted	$0.38	$0.43	$0.87	$0.94

Weighted average common shares outstanding:
Basic	72,946	68,064	72,869	68,242
Diluted	74,416	75,105	74,343	75,124
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net earnings	$28,435	$32,175	$64,778	$69,349
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(11,945)	3,979	144	(28,588)

Pension and other postretirement benefit plans
Actuarial loss arising during period	—	—	125	—
Amortization of actuarial losses included in net periodic pension cost	90	50	180	83
Total pension and other postretirement benefit plans	90	50	305	83

Cash flow hedges
Unrealized net losses arising during period	(116)	(267)	(114)	(119)
Net gain reclassified into earnings	—	—	(131)	—
Total cash flow hedges	(116)	(267)	(245)	(119)
Total other comprehensive income (loss), net of tax	(11,971)	3,762	204	(28,624)
Comprehensive income	$16,464	$35,937	$64,982	$40,725
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	February 28, 2013	August 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$90,823	$68,184
Accounts receivable, net	238,601	234,756
Inventories, net	217,540	211,690
Deferred income taxes	23,604	22,583
Other current assets	24,862	24,068
Total current assets	595,430	561,281
Property, plant and equipment
Land, buildings and improvements	51,744	49,866
Machinery and equipment	246,542	242,718
Gross property, plant and equipment	298,286	292,584
Less: Accumulated depreciation	(184,162)	(176,700)
Property, plant and equipment, net	114,124	115,884
Goodwill	866,685	866,412
Other intangibles, net	430,827	445,884
Other long-term assets	16,765	17,658
Total assets	$2,023,831	$2,007,119
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$153,814	$174,746
Accrued compensation and benefits	45,297	58,817
Current maturities of long-term debt	10,000	7,500
Income taxes payable	2,852	5,778
Other current liabilities	58,566	72,165
Total current liabilities	270,529	319,006
Long-term debt	385,000	390,000
Deferred income taxes	129,080	132,653
Pension and postretirement benefit liabilities	26,137	26,442
Other long-term liabilities	88,817	87,182
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 76,111,414 and 75,519,079 shares, respectively	15,221	15,102
Additional paid-in capital	23,873	7,725
Treasury stock, at cost, 2,978,994 and 2,658,751 shares, respectively	(71,904)	(63,083)
Retained earnings	1,226,346	1,161,564
Accumulated other comprehensive loss	(69,268)	(69,472)
Stock held in trust	(3,076)	(2,689)
Deferred compensation liability	3,076	2,689
Total shareholders’ equity	1,124,268	1,051,836
Total liabilities and shareholders’ equity	$2,023,831	$2,007,119
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	February 28, 2013	February 29, 2012
Operating Activities
Net earnings	$64,778	$69,349
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	28,898	26,610
Amortization of debt discount and debt issuance costs	992	997
Stock-based compensation expense	7,128	6,962
Benefit for deferred income taxes	(6,018)	(2,254)
Other non-cash adjustments	(172)	(346)
Changes in components of working capital and other
Accounts receivable	(3,721)	(17,107)
Inventories	(4,152)	(1,060)
Prepaid expenses and other assets	(1,204)	(2,137)
Trade accounts payable	(22,281)	(8,128)
Income taxes payable	(2,722)	36
Accrued compensation and benefits	(12,427)	(14,098)
Other accrued liabilities	(8,776)	(6,823)
Net cash provided by operating activities	40,323	52,001
Investing Activities
Proceeds from sale of property, plant and equipment	1,177	7,775
Capital expenditures	(11,726)	(10,452)
Business acquisitions, net of cash acquired	(1,433)	(18,907)
Net cash used in investing activities	(11,982)	(21,584)
Financing Activities
Net borrowings on revolver and other debt	—	(167)
Principal repayments on term loan	(2,500)	—
Purchase of treasury shares	(8,821)	(20,410)
Stock option exercises and related tax benefits	10,772	5,507
Cash dividend	(2,911)	(2,748)
Net cash used in financing activities	(3,460)	(17,818)
Effect of exchange rate changes on cash	(2,242)	1,625
Net increase in cash and cash equivalents	22,639	14,224
Cash and cash equivalents – beginning of period	68,184	44,221
Cash and cash equivalents – end of period	$90,823	$58,445
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2013.
Note 2. Acquisitions
The Company incurred acquisition transaction costs of $0.1 million and $0.7 million for the six months ended February 28, 2013 and February 29, 2012, respectively, related to various business acquisition activities. During the second quarter of fiscal 2013, the Company also paid $1.3 million of deferred purchase price consideration for acquisitions completed in previous periods. The Company completed three business acquisitions during fiscal 2012. All of the acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase prices reflect the future earnings and cash flow potential of these companies, as well as the complementary strategic fit and resulting synergies these businesses are expected to bring to existing operations.
The Company makes an initial allocation of the purchase price at the date of acquisition, based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired business, the Company will refine its estimates of fair value.
During fiscal 2012, the Company completed two Maxima Technologies tuck-in acquisitions that further expand the geographic presence, product offerings and technologies of the Engineered Solutions segment. On July 20, 2012 the Company completed the acquisition of the stock of CrossControl AB (“CrossControl”) for $40.6 million of cash, plus potential contingent consideration. CrossControl, headquartered in Sweden, provides advanced electronic solutions for user-machine interaction, vehicle control and mobile connectivity in critical environments. On March 28, 2012 the Company acquired the stock of Turotest Medidores Ltda (“Turotest”) for $8.1 million of cash and $5.3 million of deferred purchase price. Turotest, headquartered in Brazil, designs and manufactures instrument panels and gauges for the Brazilian agriculture and industrial markets.
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
The purchase price allocation for fiscal 2012 acquisitions resulted in the recognition of $40.7 million of goodwill (which is not deductible for tax purposes) and $32.8 million of intangible assets, including $24.2 million of customer relationships, $5.7 million of tradenames, $2.2 million of technologies and $0.7 million of non-compete agreements.
The following unaudited pro forma results of operations of the Company for the three and six months ended February 28, 2013 and February 29, 2012, give effect to these acquisitions as though the transactions and related financing activities had occurred on September 1, 2011 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales
As reported	$370,370	$378,024	$747,618	$770,823
Pro forma	370,370	395,154	747,618	810,941
Net earnings
As reported	$28,435	$32,175	$64,778	$69,349
Pro forma	28,508	32,695	65,010	72,785
Basic earnings per share
As reported	$0.39	$0.47	$0.89	$1.02
Pro forma	0.39	0.48	0.89	1.07
Diluted earnings per share
As reported	$0.38	$0.43	$0.87	$0.94
Pro forma	0.38	0.44	0.87	0.98
Note 3. Restructuring
The Company continuously reviews its cost structure to be responsive to changes in end market demand, identify opportunities for cost synergies from recent acquisitions and in light of changes in the worldwide economy. As a result of increased uncertainty and reduced demand, the Company has implemented various restructuring initiatives to reduce costs through workforce reductions, plant consolidations, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. Restructuring costs were $1.0 million and $1.7 million for the three and six months ended February 28, 2013, respectively and $0.9 million and $1.4 million for the three and six months ended February 29, 2012, respectively. The restructuring reserve at February 28, 2013 and August 31, 2012 was $1.7 million and $2.9 million, respectively. The remaining restructuring related severance will be paid during the next twelve months, while facility consolidation costs (primarily reserves for future lease payments for vacated facilities) will be paid over the underlying lease terms.
Note 4. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the six months ended February 28, 2013 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2012	$81,404	$259,521	$213,870	$311,617	$866,412
Purchase accounting adjustments	—	117	—	522	639
Impact of changes in foreign currency rates	1,020	(4,645)	918	2,341	(366)
Balance as of February 28, 2013	$82,424	$254,993	$214,788	$314,480	$866,685

The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		February 28, 2013			August 31, 2012
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$347,474	$104,772	$242,702	$347,739	$93,768	$253,971
Patents	13	52,655	36,292	16,363	52,851	34,842	18,009
Trademarks and tradenames	19	43,853	9,959	33,894	43,820	8,670	35,150
Non-compete agreements and other	4	7,600	6,678	922	7,677	6,316	1,361
Indefinite lived intangible assets:
Tradenames	N/A	136,946	—	136,946	137,393	—	137,393
		$588,528	$157,701	$430,827	$589,480	$143,596	$445,884
Amortization expense recorded on the intangible assets listed above was $7.6 million and $15.5 million for the three and six months ended February 28, 2013, respectively and $7.1 million and $14.3 million for the three and six months ended February 29, 2012, respectively. The Company estimates that amortization expense will be approximately $14.3 million for the remainder of fiscal 2013. Amortization expense for future years is estimated to be as follows: $28.1 million in fiscal 2014, $28.0 million in 2015, $27.8 million in fiscal 2016, $26.6 million in fiscal 2017, $26.2 million in fiscal 2018 and $142.9 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions, changes in foreign currency exchange rates or other factors.
Note 5. Product Warranty Costs
The Company generally offers its customers a warranty on products they purchase, although warranty periods vary by product type and application. During the six months ended February 29, 2012, the warranty reserve was reduced by $7.7 million, the result of a purchase accounting adjustment to Mastervolt’s initial estimated warranty reserve. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the accrued product warranty reserve (in thousands):

	Six Months Ended
	February 28, 2013	February 29, 2012
Beginning balances	$12,869	$23,707
Purchase accounting adjustments	—	(7,726)
Warranty reserves of acquired businesses	—	43
Provision for warranties	4,220	5,393
Warranty payments and costs incurred	(5,659)	(5,640)
Impact of changes in foreign currency rates	320	(1,109)
Ending balances	$11,750	$14,668

Note 6. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 28, 2013	August 31, 2012
Senior Credit Facility
Revolver	$—	$—
Term Loan	95,000	97,500
	95,000	97,500
5.625% Senior Notes	300,000	300,000
Total Senior Indebtedness	395,000	397,500
Less: current maturities of long-term debt	(10,000)	(7,500)
Total long-term debt	$385,000	$390,000
The Company’s Senior Credit Facility, which matures on February 23, 2016 provides a $600 million revolving credit facility, a $100 million term loan and a $300 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.25% to 2.50% in the case of loans bearing interest at LIBOR and from 0.25% to 1.50% in the case of loans bearing interest at the base rate. At February 28, 2013, the borrowing spread on LIBOR based borrowings was 1.25% (aggregating 1.50% on the outstanding term loan). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.2% to 0.4% per annum. At February 28, 2013 the available and unused credit line under the revolver was $596.4 million. Quarterly principal payments of $1.25 million began on the $100 million term loan on March 31, 2012, increasing to $2.5 million per quarter beginning on March 31, 2013, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum fixed charge coverage ratio of 1.50:1. The Company was in compliance with all debt covenants at February 28, 2013.
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
In March 2012, the Company called all of its then outstanding $117.6 million of 2% Convertible Notes for cash at par. As a result of the call notice, substantially all of the holders of the 2% Convertible Notes converted them into newly issued shares of the Company’s Class A common stock, at a conversion rate of 50.6554 per $1,000 of principal amount (resulting in the issuance of 5,951,440 shares of common stock) while the remaining $0.1 million of 2% Convertible Notes were repurchased for cash.
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

	February 28, 2013	August 31, 2012
Level 1 Valuation:
Cash equivalents	$1,132	$5,154
Investments	1,714	1,602
Level 2 Valuation:
Foreign currency derivatives	$(517)	$945

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
The fair value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value at February 28, 2013 and August 31, 2012 due to their short-term nature and the fact that the interest rates approximated market rates. The fair value of the Company’s outstanding $300 million of 5.625% Senior Notes was $308.3 million and $309.8 million at February 28, 2013 and August 31, 2012, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

Note 8. Derivatives

All derivatives are recognized on the balance sheet at their estimated fair value. On the date it enters into a derivative contract, the Company designates the derivative as a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company does not enter into derivatives for speculative purposes. Changes in the value of fair value hedges and non-designated hedges are recorded in earnings along with the gain or loss on the hedged asset or liability, while changes in the value of cash flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows. The fair value of outstanding foreign currency derivatives was a $0.5 million liability at February 28, 2013 compared to a $0.9 million asset at August 31, 2012.

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted inventory purchases that are denominated in non-functional currencies (cash flow hedges). The U.S. dollar equivalent notional value of these foreign currency forward contracts was $12.7 million and $2.8 million, at February 28, 2013 and August 31, 2012, respectively. At February 28, 2013, unrealized losses of $0.1 million have been included in accumulated other comprehensive income and are expected to be reclassified to earnings during the next twelve months.

The Company also utilizes forward foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. The U.S. dollar equivalent notional value of these short duration foreign currency forward contracts was $133.7 million and $197.5 million, at February 28, 2013 and August 31, 2012, respectively. Net foreign currency losses related to these derivative instruments were $0.9 million and $0.3 million for the three and six months ended February 28, 2013, respectively, which offset foreign currency gains from the related revaluation on non-functional currency assets and liabilities (amounts included in other income and expense in the condensed consolidated statement of earnings).

Note 9. Earnings Per Share
The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Numerator:
Net earnings	$28,435	$32,175	$64,778	$69,349
Plus: 2% Convertible Notes financing costs, net of taxes	—	383	—	893
Net earnings for diluted earnings per share	$28,435	$32,558	$64,778	$70,242
Denominator:
Weighted average common shares outstanding for basic earnings per share	72,946	68,064	72,869	68,242
Net effect of dilutive securities—equity based compensation plans	1,470	1,084	1,474	925
Net effect of 2% Convertible Notes based on the if-converted method	—	5,957	—	5,957
Weighted average common and equivalent shares outstanding for diluted earnings per share	74,416	75,105	74,343	75,124

Basic Earnings Per Share:	$0.39	$0.47	$0.89	$1.02
Diluted Earnings Per Share:	$0.38	$0.43	$0.87	$0.94

Anti-dilutive securities-equity based compensation plans (excluded from earnings per share calculation)	759	2,175	774	3,016
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
Note 10. Income Taxes
The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards.
The Company adjusts the quarterly provision for income taxes based on the estimated annual effective income tax rate and facts and circumstances known at each interim reporting period. The effective income tax rate was 20.4% and 19.4% for the three and six months ended February 28, 2013, respectively, and 23.0% and 23.1% for the comparable prior year periods. The decrease in the effective tax rate relative to the prior year, reflects the benefits of tax minimization planning, increased foreign tax credits, the utilization of net operating losses and discrete items. Income tax expense for the second quarter of fiscal 2013 included discrete period income tax benefits related to changes in tax laws and the reinstatement of the U.S. federal research and development tax credit (collectively $1.2 million) and a $2.4 million reversal of tax reserves established in prior years (as a result of favorable tax audits and the lapsing of various tax statues of limitations).
The gross liability for unrecognized tax benefits, excluding interest and penalties, increased from $24.6 million at August 31, 2012 to $24.7 million at February 28, 2013. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. In addition, as of February 28, 2013 and August 31, 2012, the Company had liabilities totaling $4.7 million and $4.5 million, respectively, for the payment of interest and penalties related to its unrecognized tax benefits.

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
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net Sales by Segment:
Industrial	$98,999	$98,342	$200,121	$198,595
Energy	80,794	78,937	171,563	159,358
Electrical	69,902	77,105	139,341	159,938
Engineered Solutions	120,675	123,640	236,593	252,932
	$370,370	$378,024	$747,618	$770,823
Net Sales by Reportable Product Line:
Industrial	$98,999	$98,342	$200,121	$198,595
Energy	80,794	78,937	171,563	159,358
Electrical	69,902	77,105	139,341	159,938
Vehicle Systems	59,675	68,916	120,862	145,280
Other	61,000	54,724	115,731	107,652
	$370,370	$378,024	$747,618	$770,823
Operating Profit:
Industrial	$26,350	$26,691	$53,356	$54,624
Energy	9,677	11,632	25,064	24,849
Electrical	5,072	5,801	12,900	10,778
Engineered Solutions	8,275	13,281	15,900	32,280
General Corporate	(7,430)	(7,949)	(13,974)	(15,794)
	$41,944	$49,456	$93,246	$106,737

	February 28, 2013	August 31, 2012
Assets:
Industrial	$272,791	$268,735
Energy	534,279	540,409
Electrical	443,474	437,914
Engineered Solutions	672,836	667,550
General Corporate	100,451	92,511
	$2,023,831	$2,007,119
In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is also impacted by acquisition/divestiture activities and restructuring costs and the related benefits. Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.

Note 12. Contingencies and Litigation
The Company had outstanding letters of credit of $10.8 million and $8.5 million at February 28, 2013 and August 31, 2012, respectively, the majority of which secure self-insured workers compensation liabilities.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their obligations. The discounted present value of future minimum lease payments for these leases was $12.2 million at February 28, 2013.
Note 13. Guarantor Subsidiaries
As discussed in Note 6, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes. All material domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee (except for certain customary limitations) such debt on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended February 28, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$47,407	$121,600	$201,363	$—	$370,370
Cost of products sold	14,938	87,004	128,869	—	230,811
Gross profit	32,469	34,596	72,494	—	139,559
Selling, administrative and engineering expenses	18,527	24,376	47,074	—	89,977
Amortization of intangible assets	318	3,282	4,038	—	7,638
Operating profit	13,624	6,938	21,382	—	41,944
Financing costs, net	6,409	1	(150)	—	6,260
Intercompany expense (income), net	(4,651)	(876)	5,527	—	—
Other expense (income), net	(383)	(53)	400	—	(36)
Earnings before income tax expense	12,249	7,866	15,605	—	35,720
Income tax expense	2,498	1,604	3,183	—	7,285
Net earnings before equity in earnings of subsidiaries	9,751	6,262	12,422	—	28,435
Equity in earnings of subsidiaries	18,684	10,765	(589)	(28,860)	—
Net earnings	$28,435	$17,027	$11,833	$(28,860)	$28,435
Comprehensive income	$16,464	$4,840	$12,009	$(16,849)	$16,464

	Three Months Ended February 29, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$49,514	$137,431	$191,079	$—	$378,024
Cost of products sold	17,114	97,651	121,967	—	236,732
Gross profit	32,400	39,780	69,112	—	141,292
Selling, administrative and engineering expenses	19,660	26,612	38,491	—	84,763
Amortization of intangible assets	335	3,411	3,327	—	7,073
Operating profit	12,405	9,757	27,294	—	49,456
Financing costs, net	8,035	5	(219)	—	7,821
Intercompany expense (income), net	(8,682)	1,733	6,949	—	—
Other expense (income), net	822	1,330	(2,323)	—	(171)
Earnings before income tax expense	12,230	6,689	22,887	—	41,806
Income tax expense	2,818	1,541	5,272	—	9,631
Net earnings before equity in earnings of subsidiaries	9,412	5,148	17,615	—	32,175
Equity in earnings of subsidiaries	22,763	17,819	1,926	(42,508)	—
Net earnings	$32,175	$22,967	$19,541	$(42,508)	$32,175
Comprehensive income	$35,937	$24,589	$22,041	$(46,630)	$35,937

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(In thousands)

	Six Months Ended February 28, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$93,245	$245,717	$408,656	$—	$747,618
Cost of products sold	27,346	174,872	258,855	—	461,073
Gross profit	65,899	70,845	149,801	—	286,545
Selling, administrative and engineering expenses	35,980	49,416	92,411	—	177,807
Amortization of intangible assets	639	6,731	8,122	—	15,492
Operating profit	29,280	14,698	49,268	—	93,246
Financing costs, net	12,767	6	(191)	—	12,582
Intercompany expense (income), net	(11,921)	1,079	10,842	—	—
Other expense, net	(747)	(369)	1,444	—	328
Earnings before income tax expense	29,181	13,982	37,173	—	80,336
Income tax expense	5,638	2,738	7,182	—	15,558
Net earnings before equity in earnings of subsidiaries	23,543	11,244	29,991	—	64,778
Equity in earnings of subsidiaries	41,235	28,664	435	(70,334)	—
Net earnings	$64,778	$39,908	$30,426	$(70,334)	$64,778
Comprehensive income	$64,982	$33,698	$38,028	$(71,726)	$64,982

	Six Months Ended February 29, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$98,034	$273,872	$398,917	$—	$770,823
Cost of products sold	32,393	192,283	252,247	—	476,923
Gross profit	65,641	81,589	146,670	—	293,900
Selling, administrative and engineering expenses	40,326	52,874	79,672	—	172,872
Amortization of intangible assets	670	6,831	6,790	—	14,291
Operating profit	24,645	21,884	60,208	—	106,737
Financing costs, net	16,272	8	(237)	—	16,043
Intercompany expense (income), net	(16,173)	2,299	13,874	—	—
Other expense (income), net	1,015	1,674	(2,203)	—	486
Earnings before income tax expense	23,531	17,903	48,774	—	90,208
Income tax expense	5,440	4,142	11,277	—	20,859
Net earnings before equity in earnings of subsidiaries	18,091	13,761	37,497	—	69,349
Equity in earnings of subsidiaries	51,258	34,613	1,438	(87,309)	—
Net earnings	$69,349	$48,374	$38,935	$(87,309)	$69,349
Comprehensive income	$40,725	$32,928	$33,362	$(66,290)	$40,725

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)

	February 28, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$5,721	$—	$85,102	$—	$90,823
Accounts receivable, net	19,233	71,033	148,335	—	238,601
Inventories, net	29,981	78,581	108,978	—	217,540
Deferred income taxes	18,827	—	4,777	—	23,604
Other current assets	7,616	1,585	15,661	—	24,862
Total current assets	81,378	151,199	362,853	—	595,430
Property, plant & equipment, net	6,659	29,709	77,756	—	114,124
Goodwill	62,543	432,751	371,391	—	866,685
Other intangibles, net	13,883	199,463	217,481	—	430,827
Investment in subsidiaries	1,927,053	268,708	91,270	(2,287,031)	—
Intercompany receivable	—	425,574	295,365	(720,939)	—
Other long-term assets	11,460	22	5,283	—	16,765
Total assets	$2,102,976	$1,507,426	$1,421,399	$(3,007,970)	$2,023,831
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$16,738	$37,731	$99,345	$—	$153,814
Accrued compensation and benefits	13,161	5,288	26,848	—	45,297
Current maturities of debt	10,000	—	—	—	10,000
Income taxes payable	3,688	—	(836)	—	2,852
Other current liabilities	13,910	10,325	34,331	—	58,566
Total current liabilities	57,497	53,344	159,688	—	270,529
Long-term debt	385,000	—	—	—	385,000
Deferred income taxes	88,773	—	40,307	—	129,080
Pension and postretirement benefit liabilities	22,195	—	3,942	—	26,137
Other long-term liabilities	61,590	475	26,752	—	88,817
Intercompany payable	363,653	—	357,286	(720,939)	—
Shareholders’ equity	1,124,268	1,453,607	833,424	(2,287,031)	1,124,268
Total liabilities and shareholders’ equity	$2,102,976	$1,507,426	$1,421,399	$(3,007,970)	$2,023,831

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)

	August 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$12,401	$91	$55,692	$—	$68,184
Accounts receivable, net	20,401	74,006	140,349	—	234,756
Inventories, net	29,658	75,905	106,127	—	211,690
Deferred income taxes	17,942	—	4,641	—	22,583
Other current assets	8,157	1,166	14,745	—	24,068
Total current assets	88,559	151,168	321,554	—	561,281
Property, plant & equipment, net	6,944	31,818	77,122	—	115,884
Goodwill	62,543	433,193	370,676	—	866,412
Other intangibles, net	14,522	206,194	225,168	—	445,884
Investment in subsidiaries	1,886,478	250,738	90,770	(2,227,986)	—
Intercompany receivable	—	418,253	307,282	(725,535)	—
Other long-term assets	12,297	22	5,339	—	17,658
Total assets	$2,071,343	$1,491,386	$1,397,911	$(2,953,521)	$2,007,119
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$21,722	$44,893	$108,131	$—	$174,746
Accrued compensation and benefits	23,459	6,646	28,712	—	58,817
Current maturities of debt	7,500	—	—	—	7,500
Income taxes payable	3,129	—	2,649	—	5,778
Other current liabilities	20,876	11,566	39,723	—	72,165
Total current liabilities	76,686	63,105	179,215	—	319,006
Long-term debt	390,000	—	—	—	390,000
Deferred income taxes	91,604	—	41,049	—	132,653
Pension and postretirement benefit liabilities	22,500	—	3,942	—	26,442
Other long-term liabilities	59,929	620	26,633	—	87,182
Intercompany payable	378,788	—	346,747	(725,535)	—
Shareholders’ equity	1,051,836	1,427,661	800,325	(2,227,986)	1,051,836
Total liabilities and shareholders’ equity	$2,071,343	$1,491,386	$1,397,911	$(2,953,521)	$2,007,119

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended February 28, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$5,606	$8,913	$25,804	$—	$40,323
Investing Activities
Proceeds from sale of property, plant and equipment	562	74	541	—	1,177
Capital expenditures	(668)	(2,014)	(9,044)	—	(11,726)
Business acquisitions, net of cash acquired	(1,350)	—	(83)	—	(1,433)
Cash used in investing activities	(1,456)	(1,940)	(8,586)	—	(11,982)
Financing Activities
Principal repayments on term loan	(2,500)	—	—	—	(2,500)
Intercompany loan activity	(7,370)	(7,064)	14,434	—	—
Purchase of treasury shares	(8,821)	—	—	—	(8,821)
Stock option exercises, related tax benefits and other	10,772	—	—	—	10,772
Cash dividend	(2,911)	—	—	—	(2,911)
Cash provided by (used in) financing activities	(10,830)	(7,064)	14,434	—	(3,460)
Effect of exchange rate changes on cash	—	—	(2,242)	—	(2,242)
Net increase (decrease) in cash and cash equivalents	(6,680)	(91)	29,410	—	22,639
Cash and cash equivalents—beginning of period	12,401	91	55,692	—	68,184
Cash and cash equivalents—end of period	$5,721	$—	$85,102	$—	$90,823

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended February 29, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(495)	$12,656	$39,840	$—	$52,001
Investing Activities
Proceeds from sale of property, plant and equipment	1,541	113	6,121	—	7,775
Capital expenditures	(3,142)	(1,699)	(5,611)	—	(10,452)
Business acquisitions, net of cash acquired	(290)	—	(18,617)	—	(18,907)
Cash (used in) provided by investing activities	(1,891)	(1,586)	(18,107)	—	(21,584)
Financing Activities
Net borrowings on revolving credit facilities	10	—	(177)	—	(167)
Intercompany loan activity	24,565	(11,070)	(13,495)	—	—
Purchase of treasury shares	(20,410)	—	—	—	(20,410)
Stock option exercises and related tax benefits	5,507	—	—	—	5,507
Cash dividend	(2,748)	—	—	—	(2,748)
Cash (used in) provided by financing activities	6,924	(11,070)	(13,672)	—	(17,818)
Effect of exchange rate changes on cash	—	—	1,625	—	1,625
Net (decrease) increase in cash and cash equivalents	4,538	—	9,686	—	14,224
Cash and cash equivalents—beginning of period	872	—	43,349	—	44,221
Cash and cash equivalents—end of period	$5,410	$—	$53,035	$—	$58,445

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
Our long-term goal is to grow annual diluted earnings per share (“EPS”), excluding unusual or non-recurring items, faster than most multi-industry peers. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to develop additional cross-selling opportunities, deepen customer relationships and leverage costs. We also focus on profit margin expansion and cash flow generation to achieve our financial and EPS growth goals. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on net assets and minimizing primary working capital needs. Our LEAD efforts also support our Growth + Innovation (“G+I”) initiative, a process focused on improving core sales growth. The cash flow that results from efficient asset management and improved profitability is primarily used to fund strategic acquisitions, common stock repurchases and internal growth opportunities.
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
The comparability of the operating results to the prior year has been impacted by acquisitions and the generally weaker economic conditions that have persisted in the end markets we serve. Listed below are the acquisitions completed since September 1, 2011.

Business	Segment	Acquisition Date
CrossControl AB	Engineered Solutions	July 2012
Turotest Medidores Ltda	Engineered Solutions	March 2012
Jeyco Pty Ltd	Energy	February 2012
In addition to acquisitions, changes in foreign currency exchange rates also influence our financial results as approximately one-half of our sales are denominated in currencies other than the U.S. dollar. The year-over-year weakening of the Euro during the first half of fiscal 2013, coupled with the recent weakening of the British Pound, have unfavorably impacted our operating results due to the translation of non-U.S. dollar denominated results.

Results of Operations
The continued uncertainty experienced in the global economy has created a challenging business environment which has impacted our businesses.  Most of our businesses have experienced softening end market demand over the past several quarters.  Our results of operations for the first half of fiscal 2013 reflect lower sales excluding the impact of acquisitions and changes in foreign exchange rates ("core sales"), the result of the European recession, a weaker solar market, inventory destocking by original equipment manufacturers ("OEM"), construction equipment and off-highway customers and general economic weakness.  We continue to focus on taking the appropriate actions to best align our cost structure with end market demand including headcount reductions and the consolidation of facilities and management.

The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended				Six Months Ended
	February 28, 2013		February 29, 2012		February 28, 2013		February 29, 2012
Net sales	$370	100%	$378	100%	$748	100%	$771	100%
Cost of products sold	231	62%	237	63%	461	62%	477	62%
Gross profit	139	38%	141	37%	287	38%	294	38%
Selling, administrative and engineering	90	24%	85	22%	178	24%	173	22%
Amortization of intangible assets	8	2%	7	2%	15	2%	14	2%
Operating profit	41	12%	49	13%	94	12%	107	14%
Financing costs, net	6	2%	8	2%	13	2%	16	2%
Other expense, net	—	0%	(1)	0%	—	0%	1	0%
Earnings before income tax expense	35	10%	42	11%	81	10%	90	12%
Income tax expense	7	2%	10	3%	16	2%	21	3%
Net earnings	$28	8%	$32	8%	$65	8%	$69	9%

Diluted earnings per share	$0.38		$0.43		$0.87		$0.94
Net sales were $370 million and $748 million for the three and six months ended February 28, 2013, which represents a 2-3% decrease over the results for the comparable prior year period. Changes in foreign currency exchange rates had a $1 million favorable impact on second quarter sales, but negatively impacted year-to-date comparisons by $5 million. Sales generated by businesses acquired since September 2011, were $15 million and $34 million, respectively, for the three and six month periods ended February 28, 2013. Consolidated core sales declined 6% in the second quarter and 7% year-to-date.  Operating profit for the three and six month periods ended February 28, 2013 was $42 million, and $93 million, respectively, compared to $49 million and $107 million, in the comparable prior year periods.  Reduced sales volumes, unfavorable product mix, a favorable adjustment to an acquisition earn-out provision in the prior year and investments in growth initiatives drove this year-over-year decline in operating profit. We were able to somewhat offset the decline in operating profit with lower borrowing costs and income taxes, resulting in net income and diluted earnings per share down only modestly from the prior year. The changes in sales and operating profit at the segment level are discussed in further detail below.
Segment Results (in millions)
Industrial Segment
The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Industrial segment focuses on providing customers with lifting solutions, commercializing new products and expanding in faster growing regions and vertical markets. Core sales growth in the second quarter moderated due to tougher prior year comparables, overall economic weakness and reduced demand in Europe. Improved end market demand for industrial tools and existing order backlog in our Integrated Solutions business are expected to drive modest growth during the remainder of the fiscal year. The following table sets forth the results of operations for the Industrial segment (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales	$99	$98	$200	$199
Operating profit	26	27	53	55
Operating profit %	27%	27%	27%	28%
Fiscal 2013 second quarter net sales increased $1 million (1%) to $99 million compared to the prior year period, while year to date net sales increased $2 million (1%) to $200 million. Excluding the minor impact of changes in foreign currency exchange rates, core sales grew 1% in the second quarter and 2% year-to-date, the result of industrial tool demand in the Americas and Asia Pacific regions, as well as increased global Integrated Solutions sales. Unfavorable product mix along with incremental G+I investments resulted in slightly lower operating profit margins.

Energy Segment
The Energy segment provides joint integrity products and services, as well as rope and cable solutions to the global oil & gas, power generation and other energy markets. Worldwide requirements for energy and supportive oil prices continue to drive customers and asset owners to maintain production at existing installations, as well as invest in exploration and new production facilities. The non-energy markets served by this segment (including defense, marine and aerospace) have recently seen softening demand, which is expected to continue in the second half of the fiscal year. The following table sets forth the results of operations for the Energy segment (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales	$81	$79	$172	$159
Operating profit	10	12	25	25
Operating profit %	12%	15%	15%	16%
Compared to the prior year, Energy segment net sales for the second quarter of fiscal 2013 increased $2 million (2%) to $81 million and $12 million (8%) to $172 million on a fiscal year-to-date basis. Excluding sales from the Jeyco acquisition and the impact of changes in foreign currency exchange rates, core sales declined 1% in the second quarter versus a 1% increase for the first half of fiscal 2013. The decline in core sales in the second quarter was the result of difficult comparisons (strong North American nuclear maintenance activity in the prior year) and weakness in non-energy markets. Excluding a $2.5 million favorable adjustment to an acquisition earn out provision in the prior year, second quarter operating profit margin improved as a result of slightly higher sales, favorable product mix and lower incentive compensation costs.
Electrical Segment
The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility, marine and other harsh environment markets. Weak end market demand in European solar (difficult prior year comparable sales levels and reductions in government installation subsidies) was the primary reason for the core sales decline in the three and six months ended February 28, 2013. In the second half of the fiscal year we expect improvements in demand for electrical products in the U.S. market due to increased housing activity, which will be partially offset by the loss of certain low margin retail DIY business. Solar sales will likely remain weak during the remainder of the fiscal year due to the current economic challenges in Europe, while the global marine market is expected to generate growth. The Electrical segment continues to focus on balancing spending with market demand. The following table sets forth the results of operations for the Electrical segment (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales	$70	$77	$139	$160
Operating profit	5	6	13	11
Operating profit %	7%	8%	9%	7%
Electrical segment net sales for the three and six months ended February 28, 2013 decreased by $7 million (9%) and $21 million (13%), respectively, compared to the prior year periods. Excluding the minor impact of changes in foreign currency rates, core sales declined 9% in the second quarter and 13% year-to-date. This decline was primarily attributable to lower solar inverter shipments and reduced industrial transformer demand. Electrical segment operating profit for the three and six months ended February 28, 2013 was $5 million and $13 million, respectively. Lower sales volumes, unfavorable product mix and $1 million of restructuring costs during the second quarter resulted in reduced operating profit margins. The benefit of prior year restructuring actions, as well as a fire related insurance recovery at the Mastervolt business drove improvement in operating profit during the first half of fiscal 2013.

Engineered Solutions Segment
The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in a variety of markets. As expected, this segment continued to experience core sales declines in the second quarter as a result of challenging end market conditions and inventory destocking by OEM's in the heavy-duty truck, off-highway equipment and automotive markets. We expect these inventory destocking activities to be substantially complete by the end of the first quarter of calendar 2013, which should result in improved demand in the second half of fiscal 2013. This segment continues to focus on the integration of recent acquisitions and reducing its cost structure to be aligned with market demand. The following table sets forth the results of operations for the Engineered Solutions segment (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales	$121	$124	$237	$253
Operating profit	8	13	16	32
Operating profit %	7%	11%	7%	13%
Compared to the prior year, Engineered Solutions segment net sales decreased $3 million (2%) to $121 million and $16 million (6%) to $237 million in the three and six months ended February 28, 2013, respectively. Excluding foreign currency rate changes and sales from acquired businesses ($12 million and $23 million, respectively for the three and six months ended February 28, 2013), core sales declined 12% and 15% respectively, for the second quarter and first half of fiscal 2013. The core sales decline was broad based across most served end markets and geographies, and primarily reflected OEM customer destocking and challenging economic conditions. Segment operating profit declined as the impact of restructuring costs and reduced sales volume was only partially offset by lower incentive compensation costs.
General Corporate
General corporate expenses were $7 million and $14 million for the three and six months ended February 28, 2013, respectively and $8 million and $16 million for the three and six months ended February 29, 2012, respectively. Despite continued investments in growth initiatives, lower corporate expenses are primarily due to reduced provisions for incentive compensation.
Financing Costs, net
All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our segments. Net financing costs were $6 million and $13 million for the three and six months ended February 28, 2013, respectively and $8 million and $16 million, respectively, for the comparable prior year periods. The reduction in interest expense in fiscal 2013 reflects the conversion of our 2% Convertible Notes into common stock, as well as the benefit of lower borrowing costs from the refinancing of our Senior Notes (both completed in the third quarter of fiscal 2012).
Income Taxes Expense
The effective income tax rate was 20.4% and 19.4% for the three and six months ended February 28, 2013, respectively, and 23.0% and 23.1% for the comparable prior year periods. The decrease in the effective tax rate relative to the prior year, reflects the benefits of tax minimization planning, increased foreign tax credits and the utilization of net operating losses. See Note 10, "Income Taxes" for further information.
Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities (in millions):

	Six Months Ended
	February 28, 2013	February 29, 2012
Net cash provided by operating activities	$40	$52
Net cash used in investing activities	(12)	(22)
Net cash used in financing activities	(3)	(18)
Effect of exchange rates on cash	(2)	2
Net increase in cash and cash equivalents	$23	$14

Cash flows from operating activities during the six months ended February 28, 2013 were $40 million, the result of net earnings, offset by the payment of $17 million of fiscal 2012 incentive compensation costs and an $12 million increase in working capital accounts. These operating cash flows funded the repurchase of approximately 0.3 million shares of the Company’s common stock ($9 million) under the stock buyback program, our $3 million annual dividend and $12 million of capital expenditures.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key indicator of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric at (in millions):

	February 28, 2013	PWC%	February 29, 2012	PWC%
Accounts receivable, net	$239	16%	$239	16%
Inventory, net	218	15%	219	14%
Accounts payable	(154)	(10)%	(159)	(10)%
Net primary working capital	$303	21%	$299	20%

Liquidity
Our Senior Credit Facility, which matures on February 23, 2016, includes a $600 million revolving credit line, a $100 million term loan and a $300 million expansion option, subject to certain conditions. Quarterly principal payments of $1.25 million began on the term loan on March 31, 2012, increasing to $2.5 million per quarter beginning on March 31, 2013, with the remaining principal due at maturity. At February 28, 2013, we had $91 million of cash and cash equivalents and $596 million of available liquidity under our Senior Credit Facility. See Note 6, “Debt” for further discussion on the Senior Credit Facility. We believe that the availability under the Senior Credit Facility, combined with our existing cash on hand and funds generated from operations will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future.
Commitments and Contingencies
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their obligations. The discounted present value of future minimum lease payments for these leases was $12 million at February 28, 2013.
We had outstanding letters of credit of approximately $11 million and $9 million at February 28, 2013 and August 31, 2012, respectively, the majority of which secure self-insured workers compensation liabilities.
Contractual Obligations
Our contractual obligations are discussed in Part 1, Item 7 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2012, and, as of February 28, 2013, have not materially changed.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.

Interest Rate Risk: We manage interest costs using a mixture of fixed-rate and variable-rate debt. A change in interest rates on our 5.625% Senior Notes impacts the fair value of the notes, but not our earnings or cash flow because the interest on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility (see Note 6, “Debt” for further details). A 10% increase in the average cost of our variable rate debt (which is based on LIBOR interest rates) would result in an increase in interest expense (pre-tax) of approximately $0.1 million for the three months ended February 28, 2013. From time to time, we may enter into interest rate swap agreements to manage our exposure to interest rate changes. At February 28, 2013, we were not a party to any interest rate swap derivatives.

Foreign Currency Risk: We maintain operations in the U.S. and various foreign countries. Our non-U.S. operations, located primarily in the Netherlands, United Kingdom, Mexico and China, have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions, primarily forward foreign currency swaps, that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 8, “Derivatives” for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.

The strengthening of the U.S. dollar could also result in unfavorable translation effects on our results of operations and financial position as the results of foreign operations are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, sales and operating profit were remeasured assuming a ten percent decrease in foreign exchange rates compared with the U.S. dollar. Using this method, sales and operating profit would have been $18 million and $2 million lower, respectively, for the three months ended February 28, 2013. This sensitivity analysis assumed that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates on our February 28, 2013 financial position would result in a $67 million decrease to equity (accumulated other comprehensive loss), as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.

Commodity Cost Risk: We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, plastic resin and copper, are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and utilize LEAD initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
In September 2011, our Board of Directors authorized a stock repurchase program to acquire up to 7,000,000 shares of the Company’s outstanding Class A common stock. The following table presents information regarding the repurchase of common stock during the three months ended February 28, 2013. All of the shares were repurchased as part of the publicly announced program.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
December 1 to December 31, 2012	25,000	27.50	4,057,049
January 1 to January 31, 2013	36,043	27.46	4,021,006
February 1 to February 28, 2013	—	—	4,021,006
Total	61,043	27.48
Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 30, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: April 8, 2013	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED February 28, 2013
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

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended February 28, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X