Form 10-Q
period 2013-05-31
ACTUANT CORP
filed 2013-07-09
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of June 30, 2013 was 73,256,926.

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
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	economic uncertainty or a prolonged economic downturn;

•	the realization of anticipated cost savings from restructuring activities and cost reduction efforts;

•	market conditions in the truck, automotive, agricultural, industrial, production automation, oil & gas, energy, maintenance, power generation and infrastructure industries;

•	increased competition in the markets we serve and market acceptance of existing and new products;

•	our ability to successfully identify and integrate acquisitions and realize anticipated benefits/results from acquired companies;

•	operating margin risk due to competitive product pricing, operating efficiencies, reduced production levels and material, labor and overhead cost increases;

•	foreign currency, interest rate and commodity risk;

•	supply chain and industry trends, including changes in purchasing and other business practices by customers;

•	regulatory and legal developments including changes to United States taxation rules, health care reform and governmental climate change initiatives;

•	the potential for a non-cash asset impairment charge, if operating performance at one or more of our businesses were to fall significantly below current levels;

•	our level of indebtedness, ability to comply with the financial and other covenants in our debt agreements and current credit market conditions.
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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net sales	$344,205	$343,268	$952,482	$954,153
Cost of products sold	207,301	204,514	575,032	572,301
Gross profit	136,904	138,754	377,450	381,852
Selling, administrative and engineering expenses	74,323	74,341	222,521	210,806
Amortization of intangible assets	5,539	5,563	17,542	16,237
Operating profit	57,042	58,850	137,387	154,809
Financing costs, net	6,229	7,236	18,811	23,280
Debt refinancing costs	—	16,830	—	16,830
Other expense, net	911	2,591	1,518	3,297
Earnings from continuing operations before income tax expense	49,902	32,193	117,058	111,402
Income tax expense	3,825	4,456	14,596	22,042
Earnings from continuing operations	46,077	27,737	102,462	89,360
Earnings (loss) from discontinued operations, net of income taxes	(139,060)	6,664	(130,667)	14,390
Net earnings (loss)	$(92,983)	$34,401	$(28,205)	$103,750

Earnings from continuing operations per share:
Basic	$0.63	$0.39	$1.40	$1.29
Diluted	$0.62	$0.36	$1.38	$1.19

Earnings (loss) per share:
Basic	$(1.27)	$0.48	$(0.39)	$1.50
Diluted	$(1.24)	$0.45	$(0.38)	$1.39

Weighted average common shares outstanding:
Basic	73,133	71,083	72,957	69,184
Diluted	74,787	75,371	74,491	75,201
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net earnings (loss)	$(92,983)	$34,401	$(28,205)	$103,750
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(5,570)	(36,450)	(5,426)	(65,038)

Pension and other postretirement benefit plans
Actuarial loss arising during period	—	—	125	—
Funded status deferred tax adjustment	341	—	341	—
Amortization of actuarial losses included in net periodic pension cost	90	50	270	133
Total pension and other postretirement benefit plans	431	50	736	133

Cash flow hedges
Unrealized net gain (loss) arising during period	109	(141)	(5)	(260)
Net loss (gain) reclassified into earnings	62	3,033	(69)	3,033
Total cash flow hedges	171	2,892	(74)	2,773
Total other comprehensive loss, net of tax	(4,968)	(33,508)	(4,764)	(62,132)
Comprehensive income (loss)	$(97,951)	$893	$(32,969)	$41,618
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	May 31, 2013	August 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$161,418	$68,184
Accounts receivable, net	214,683	234,756
Inventories, net	145,226	211,690
Deferred income taxes	22,503	22,583
Other current assets	26,396	24,068
Current assets of discontinued operations	264,058	—
Total current assets	834,284	561,281
Property, plant and equipment
Land, buildings and improvements	50,864	49,866
Machinery and equipment	219,507	242,718
Gross property, plant and equipment	270,371	292,584
Less: Accumulated depreciation	(165,768)	(176,700)
Property, plant and equipment, net	104,603	115,884
Goodwill	647,150	866,412
Other intangibles, net	316,986	445,884
Other long-term assets	16,451	17,658
Total assets	$1,919,474	$2,007,119
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$147,898	$174,746
Accrued compensation and benefits	42,055	58,817
Current maturities of long-term debt	10,000	7,500
Income taxes payable	9,350	5,778
Other current liabilities	51,957	72,165
Current liabilities of discontinued operations	52,283	—
Total current liabilities	313,543	319,006
Long-term debt, less current maturities	382,500	390,000
Deferred income taxes	97,745	132,653
Pension and postretirement benefit liabilities	25,567	26,442
Other long-term liabilities	68,281	87,182
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 76,441,680 and 75,519,079 shares, respectively	15,287	15,102
Additional paid-in capital	34,176	7,725
Treasury stock, at cost, 3,141,394 and 2,658,751 shares, respectively	(76,753)	(63,083)
Retained earnings	1,133,364	1,161,564
Accumulated other comprehensive loss	(74,236)	(69,472)
Stock held in trust	(3,094)	(2,689)
Deferred compensation liability	3,094	2,689
Total shareholders’ equity	1,031,838	1,051,836
Total liabilities and shareholders’ equity	$1,919,474	$2,007,119
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	May 31, 2013	May 31, 2012
Operating Activities
Net earnings (loss)	$(28,205)	$103,750
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	42,790	40,192
Impairment charge	170,052	—
Benefit for deferred income taxes	(30,549)	(2,137)
Stock-based compensation expense	10,507	10,002
Amortization of debt discount and debt issuance costs	1,488	1,492
Non-cash debt refinancing charge	—	2,254
Other non-cash adjustments	171	(138)
Sources (uses) of cash from changes in components of working capital and other:
Accounts receivable	(25,033)	(21,692)
Inventories	7,326	9,171
Prepaid expenses and other assets	(4,613)	1,071
Trade accounts payable	(7,529)	2,779
Income taxes payable	(5,538)	(2,056)
Accrued compensation and benefits	(12,829)	(8,766)
Other accrued liabilities	(1,768)	(6,608)
Net cash provided by operating activities	116,270	129,314
Investing Activities
Proceeds from sale of property, plant and equipment	1,317	8,486
Proceeds from sale of business	4,854	—
Capital expenditures	(18,895)	(17,491)
Business acquisitions, net of cash acquired	—	(28,776)
Net cash used in investing activities	(12,724)	(37,781)
Financing Activities
Net changes in borrowings on revolver and other debt	—	(58,167)
Principal repayments on term loan	(5,000)	(1,250)
Repurchases of 2% Convertible Notes	—	(102)
Proceeds from 5.625% Senior Note issuance	—	300,000
Redemption of 6.875% Senior Notes	—	(250,000)
Debt issuance costs	—	(5,340)
Purchase of treasury shares	(13,670)	(39,282)
Stock option exercises and related tax benefits	18,705	6,392
Payment of contingent consideration	(3,635)	(958)
Cash dividend	(2,911)	(2,748)
Net cash used in financing activities	(6,511)	(51,455)
Effect of exchange rate changes on cash	(3,801)	(4,150)
Net increase in cash and cash equivalents	93,234	35,928
Cash and cash equivalents – beginning of period	68,184	44,221
Cash and cash equivalents – end of period	$161,418	$80,149
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2013. Certain prior year amounts have been reclassified to conform to current year presentation, including amounts related to discontinued operations.
Note 2. Acquisitions
The Company incurred acquisition transaction costs of $0.2 million and $1.0 million for the nine months ended May 31, 2013 and May 31, 2012, respectively, related to various business acquisition activities. During fiscal 2013, the Company also paid $3.6 million of deferred purchase price consideration for acquisitions completed in previous periods. The Company completed three business acquisitions during fiscal 2012. All of the acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase prices reflect the future earnings and cash flow potential of these companies, as well as the complementary strategic fit and resulting synergies these businesses are expected to bring to existing operations.
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
During fiscal 2012, the Company completed two Maximatecc tuck-in acquisitions that further expand the geographic presence, product offerings and technologies of the Engineered Solutions segment. On July 20, 2012, the Company completed the acquisition of the stock of CrossControl AB (“CrossControl”) for $40.6 million of cash, plus potential contingent consideration. CrossControl, headquartered in Sweden, provides advanced electronic solutions and displays for user-machine interaction, vehicle control and mobile connectivity in critical environments. On March 28, 2012 the Company acquired the stock of Turotest Medidores Ltda (“Turotest”) for $8.1 million of cash and $5.3 million of deferred purchase price. Turotest, headquartered in Brazil, designs and manufactures instrument panels and gauges for the Brazilian agriculture and industrial markets. In addition, on February 10, 2012, the Company completed the acquisition of the stock of Jeyco Pty Ltd (“Jeyco”) for $20.7 million of cash. This Cortland (Energy segment) tuck-in acquisition, designs and provides specialized mooring, rigging and towing systems and services to the offshore oil & gas industry in Australia and other international markets. Additionally, Jeyco’s products are used in a variety of applications for other markets including cyclone mooring and marine, defense and mining tow systems.
The purchase price allocation for fiscal 2012 acquisitions resulted in the recognition of $40.8 million of goodwill (which is not deductible for tax purposes) and $32.8 million of intangible assets, including $24.2 million of customer relationships, $5.7 million of tradenames, $2.2 million of technologies and $0.7 million of non-compete agreements.
The following unaudited pro forma results of operations of the Company for the three and nine months ended May 31, 2013 and May 31, 2012, give effect to these acquisitions as though the transactions and related financing activities had occurred on September 1, 2011 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net sales
As reported	$344,205	$343,268	$952,482	$954,153
Pro forma	344,205	354,825	952,482	1,005,826
Earnings from continuing operations
As reported	$46,077	$27,737	$102,462	$89,360
Pro forma	46,077	28,089	102,694	93,164
Basic earnings per share from continuing operations
As reported	$0.63	$0.39	$1.40	$1.29
Pro forma	0.63	0.40	1.41	1.35
Diluted earnings per share from continuing operations
As reported	$0.62	$0.36	$1.38	$1.19
Pro forma	0.62	0.37	1.38	1.24

Note 3. Discontinued Operations

The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, original equipment manufacturer (“OEM”), solar, utility, marine and other harsh environment markets. The results of operations for the Electrical segment have been reported as discontinued operations for all periods presented as a result of the Company announcing its intention to divest this segment in the third quarter of fiscal 2013. The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net Sales	$74,834	$85,947	$214,175	$245,885

Operating income	11,903	8,801	25,084	19,800
Impairment charge	(170,339)	—	(170,339)	—
Income tax benefit (expense)	19,376	(2,137)	14,588	(5,410)
Income (loss) from discontinued operations, net of taxes	$(139,060)	$6,664	$(130,667)	$14,390

During the fourth quarter of fiscal 2012, the Company recognized a $62.5 million pre-tax non-cash impairment charge related to the goodwill and indefinite lived intangible assets of the Mastervolt business (Electrical segment). The impairment was the result of business underperformance and volatility in the solar market. During the fourth quarter of fiscal 2012, industry-wide solar inverter inventory levels and production capacity exceeded demand, significant pricing competition existed and less favorable government incentive schemes were announced and implemented in Mastervolt's served European markets. This challenging economic and competitive environment, as well as uncertainty regarding the long-term strategic fit of the business had a significant adverse impact on projected long-term Mastervolt sales and profits. The impairment charge consisted of the write-down of $36.6 million of goodwill and $25.9 million of indefinite lived intangible assets (tradenames). Subsequent to this impairment charge, at August 31, 2012, there remained $40.0 million of goodwill and $13.6 million of indefinite lived intangible assets related to the Mastervolt business.

During the third quarter of fiscal 2013, the Company committed to a plan to divest the entire Electrical segment. The divestiture will allow the Company to streamline its strategy and refocus on the remaining three segments in a way that better positions the Company to take advantage of its core competencies, current business model and global growth trends. As a result, the Company recognized an impairment charge during the third quarter of fiscal 2013 of $170.3 million ($149.8 million, net of tax), including a write-down of $137.8 million of goodwill, $21.3 million of indefinite lived intangible assets (tradename) and $11.2 million of amortizable intangible assets. The impairment charge represents the excess of the net book value of the held for sale assets over the estimated fair value, less selling costs. As a result of the impairment charge, there is no remaining goodwill associated with the Mastervolt business and $76.9 million of remaining North American Electrical goodwill. The following is a summary of the May 31, 2013 assets and liabilities of discontinued operations (in thousands):

Accounts receivable, net	$42,745
Inventories, net	57,837
Property, plant & equipment, net	9,193
Goodwill	76,937
Other intangible assets, net	56,656
Other assets	20,690
Assets of discontinued operations	$264,058

Trade accounts payable	$19,844
Other current liabilities	12,167
Deferred income taxes	8,833
Other long-term liabilities	11,439
Liabilities of discontinued operations	$52,283
Note 4. Restructuring
The Company continually reviews its cost structure to be responsive to changes in end market demand and identify cost reduction opportunities. As a result of increased uncertainty and reduced demand, the Company implemented various restructuring initiatives to reduce costs through workforce reductions, plant consolidations, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. Resulting restructuring costs were $1.5 million and $2.0 million for the three and nine months ended May 31, 2013, respectively and $0.2 million and $0.3 million for the three and nine months ended May 31, 2012. Restructuring charges are primarily included in selling, administrative and engineering expenses in the condensed consolidated statements of operations. The restructuring reserve at May 31, 2013 and August 31, 2012 was $1.7 million and $2.9 million, respectively. The remaining restructuring related severance will be paid during the next twelve months, while facility consolidation costs (primarily reserves for future lease payments for vacated facilities) will be paid over the underlying lease terms. As part of these restructuring initiatives, during the three months ended May 31, 2013, the Company divested the Nielsen Sessions business (Engineered Solutions segment) for $4.9 million of cash proceeds, which approximated its carrying value.
Note 5. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the nine months ended May 31, 2013 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2012	$81,404	$259,521	$213,870	$311,617	$866,412
Purchase accounting adjustments	—	117	—	608	725
Impairment charges	—	—	(137,548)	—	(137,548)
Discontinued operations reclassification	—	—	(76,937)	—	(76,937)
Sale of Nielsen Sessions	—	—	—	(2,556)	(2,556)
Impact of changes in foreign currency rates	750	(5,646)	615	1,335	(2,946)
Balance as of May 31, 2013	$82,154	$253,992	$—	$311,004	$647,150

The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		May 31, 2013			August 31, 2012
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$277,441	$90,259	$187,182	$347,739	$93,768	$253,971
Patents	11	30,485	18,121	12,364	52,851	34,842	18,009
Trademarks and tradenames	19	24,381	7,125	17,256	43,820	8,670	35,150
Non-compete agreements and other	4	7,061	6,393	668	7,677	6,316	1,361
Indefinite lived intangible assets:
Tradenames	N/A	99,516	—	99,516	137,393	—	137,393
		$438,884	$121,898	$316,986	$589,480	$143,596	$445,884
Changes in the gross carrying value of intangible assets result from foreign currency exchange rate changes, impairment charges and the reclassification of Electrical segment intangible assets to assets of discontinued operations (refer to Note 3, "Discontinued Operations.") Amortization expense recorded on the intangible assets listed above was $5.5 million and $17.5 million for the three and nine months ended May 31, 2013, respectively and $5.6 million and $16.2 million for the three and nine months ended May 31, 2012, respectively. The Company estimates that amortization expense will be approximately $5.1 million for the remainder of fiscal 2013. Amortization expense for future years is estimated to be as follows: $22.0 million in fiscal 2014, $21.9 million in 2015, $21.8 million in fiscal 2016, $20.8 million in fiscal 2017, $20.4 million in fiscal 2018 and $105.5 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions, changes in foreign currency exchange rates or other factors.
Note 6. Product Warranty Costs
The Company generally offers its customers a warranty on products they purchase, although warranty periods vary by product type and application. During the nine months ended May 31, 2012, the warranty reserve was reduced by $7.7 million, the result of a purchase accounting adjustment to Mastervolt’s initial estimated warranty reserve. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the accrued product warranty reserve (in thousands):

	Nine Months Ended
	May 31, 2013	May 31, 2012
Beginning balances	$12,869	$23,707
Purchase accounting adjustments	—	(7,726)
Warranty reserves of acquired businesses	—	237
Provision for warranties	5,093	8,444
Warranty payments and costs incurred	(8,158)	(8,567)
Discontinued operations reclassification	(4,769)	—
Impact of changes in foreign currency rates	280	(2,043)
Ending balances	$5,315	$14,052

Note 7. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	May 31, 2013	August 31, 2012
Senior Credit Facility
Revolver	$—	$—
Term Loan	92,500	97,500
	92,500	97,500
5.625% Senior Notes	300,000	300,000
Total Senior Indebtedness	392,500	397,500
Less: current maturities of long-term debt	(10,000)	(7,500)
Total long-term debt, less current maturities	$382,500	$390,000
The Company’s Senior Credit Facility, which matures on February 23, 2016, includes a $600 million revolving credit facility, a $100 million term loan and a $300 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread above LIBOR, depending on the Company’s leverage ratio, ranging from 1.25% to 2.50% in the case of loans bearing interest at LIBOR and from 0.25% to 1.50% in the case of loans bearing interest at the base rate. At May 31, 2013, the borrowing spread on LIBOR based borrowings was 1.50% (aggregating a 1.75% interest rate on the outstanding term loan). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.2% to 0.4% per annum. At May 31, 2013 the available and unused credit line under the revolver was $596.7 million. Quarterly principal payments of $1.25 million began on the $100 million term loan on March 31, 2012, increasing to $2.5 million per quarter beginning on March 31, 2013, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum fixed charge coverage ratio of 1.50:1. The Company was in compliance with all debt covenants at May 31, 2013.
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

	May 31, 2013	August 31, 2012
Level 1 Valuation:
Cash equivalents	$1,095	$5,154
Investments	1,788	1,602
Level 2 Valuation:
Foreign currency derivatives	$335	$945

At August 31, 2012, Mastervolt’s goodwill ($40.0 million) and tradename ($13.6 million) were written down to estimated fair value, resulting in a non-cash impairment charge of $62.5 million. In order to arrive at the implied fair value of goodwill, the Company assigned the fair value to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The tradename was valued using the relief of royalty income approach. At May 31, 2013, the assets and liabilities of the Electrical segment are classified as discontinued operations and therefore are valued at fair value, less cost to sell. In determining the fair value of the Electrical segment asset group the Company utilized generally accepted valuation techniques, which required the Company to make assumptions and apply judgment to estimate macro economic factors, industry and market trends and the future profitability of current business strategies. These represent Level 3 assets measured at fair value on a nonrecurring basis.
The fair value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value at both May 31, 2013 and August 31, 2012 due to their short-term nature and the fact that the interest rates approximated market rates. The fair value of the Company’s outstanding $300 million of 5.625% Senior Notes was $309.8 million at both May 31, 2013 and August 31, 2012. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

Note 9. Derivatives

All derivatives are recognized in the balance sheet at their estimated fair value. On the date it enters into a derivative contract, the Company designates the derivative as a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company does not enter into derivatives for speculative purposes. Changes in the value of fair value hedges and non-designated hedges are recorded in earnings along with the gain or loss on the hedged asset or liability, while changes in the value of cash flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows. The fair value of outstanding foreign currency derivatives was an asset of $0.3 million and $0.9 million at May 31, 2013 and August 31, 2012, respectively.

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted inventory purchases that are denominated in non-functional currencies (cash flow hedges). The U.S. dollar equivalent notional value of these foreign currency forward contracts was $12.7 million and $2.8 million, at May 31, 2013 and August 31, 2012, respectively. At May 31, 2013, unrealized gains of $0.1 million were included in accumulated other comprehensive loss and are expected to be reclassified to earnings during the next twelve months.

The Company also utilizes forward foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. The U.S. dollar equivalent notional value of these short duration foreign currency forward contracts was $133.6 million and $197.5 million, at May 31, 2013 and August 31, 2012, respectively. Net foreign currency gains related to these derivative instruments was $0.3 million and less than $0.1 million for the three and nine months ended May 31, 2013, respectively which offset foreign currency losses from the related revaluation on non-functional currency assets and liabilities (amounts included in other income and expense in the condensed consolidated statement of operations).

Note 10. Earnings Per Share
The reconciliations between basic and diluted earnings per share from continuing operations are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Numerator:
Earnings from continuing operations	$46,077	$27,737	$102,462	$89,360
Plus: 2% Convertible Notes financing costs, net of taxes	—	(468)	—	425
Earnings from continuing operations for diluted earnings per share	$46,077	$27,269	$102,462	$89,785
Denominator:
Weighted average common shares outstanding for basic earnings per share	73,133	71,083	72,957	69,184
Net effect of dilutive securities—stock based compensation plans	1,654	1,310	1,534	1,053
Net effect of 2% Convertible Notes based on the if-converted method	—	2,978	—	4,964
Weighted average common and equivalent shares outstanding for diluted earnings per share	74,787	75,371	74,491	75,201

Earnings per common share from continuing operations:
Basic	$0.63	$0.39	$1.40	$1.29
Diluted	$0.62	$0.36	$1.38	$1.19

Anti-dilutive securities-stock based compensation plans (excluded from earnings per share calculation)	656	2,173	735	2,735
Note 11. Income Taxes
The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. Federal statutory rate, permanent items, tax reserve adjustments, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards.
The Company adjusts the quarterly provision for income taxes based on the estimated annual effective income tax rate and facts and circumstances known at each interim reporting period. The effective income tax rate from continuing operations was 7.7% and 12.5% for the three and nine months ended May 31, 2013, respectively, and 13.8% and 19.8% for the comparable prior year periods. The decrease in the effective tax rate relative to the prior year, reflects the benefits of tax minimization planning, the utilization of net operating losses and discrete items. Income tax expense for the third quarter of fiscal 2013 included discrete period income tax benefits related to provision to income tax return adjustments of $0.7 million and a $9.3 million reversal of tax reserves established in prior years (as a result of the lapsing of non-U.S. income tax statues of limitations), while the prior year period included a $6.3 million discrete income tax benefit associated with the debt refinancing charge (see Note 7, "Debt").
The gross liability for unrecognized tax benefits, excluding interest and penalties, decreased from $24.6 million at August 31, 2012 to $18.2 million at May 31, 2013. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. In addition, as of May 31, 2013 and August 31, 2012, the Company had liabilities totaling $2.8 million and $4.5 million, respectively, for the payment of interest and penalties related to its unrecognized income tax benefits.

Note 12. Segment Information
The Company is a global manufacturer of a broad range of industrial products and systems and is organized into three reportable segments: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as rope and cable solutions to the global oil & gas, power generation and energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other products to the industrial and agricultural markets. In the third quarter of fiscal 2013, the Company announced that it had commenced a plan to divest the Electrical Segment. The Electrical segment, which is presented as a discontinued operation, designs, manufactures and distributes a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility, marine and other harsh environment markets.
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net Sales by Segment:
Industrial	$111,308	$110,102	$311,429	$308,696
Energy	99,158	96,399	270,721	255,758
Engineered Solutions	133,739	136,767	370,332	389,699
	$344,205	$343,268	$952,482	$954,153
Net Sales by Reportable Product Line:
Industrial	$111,308	$110,102	$311,429	$308,696
Energy	99,158	96,399	270,721	255,758
Vehicle Systems	68,202	75,417	189,064	220,696
Other	65,537	61,350	181,268	169,003
	$344,205	$343,268	$952,482	$954,153
Operating Profit:
Industrial	$32,426	$30,682	$85,782	$85,307
Energy	19,736	18,515	44,800	43,364
Engineered Solutions	12,754	18,467	28,654	50,747
General Corporate	(7,874)	(8,814)	(21,849)	(24,609)
	$57,042	$58,850	$137,387	$154,809

	May 31, 2013	August 31, 2012
Assets:
Industrial	$284,286	$268,735
Energy	552,188	540,409
Electrical	—	437,914
Engineered Solutions	657,951	667,550
General Corporate	160,991	92,511
Assets of Discontinued Operations	264,058	—
	$1,919,474	$2,007,119
In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is also impacted by acquisition/divestiture activities and restructuring costs and the related benefits. Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.

Note 13. Contingencies and Litigation
The Company had outstanding letters of credit of $10.5 million and $8.5 million at May 31, 2013 and August 31, 2012, respectively, the majority of which secure self-insured workers compensation liabilities.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $11.9 million at May 31, 2013.
Note 14. Guarantor Subsidiaries
As discussed in Note 7, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes. All material domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee (except for certain customary limitations) such debt on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.
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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended May 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$52,126	$83,279	$208,800	$—	$344,205
Cost of products sold	14,938	55,610	136,753	—	207,301
Gross profit	37,188	27,669	72,047	—	136,904
Selling, administrative and engineering expenses	18,389	14,622	41,312	—	74,323
Amortization of intangible assets	318	2,592	2,629	—	5,539
Operating profit	18,481	10,455	28,106	—	57,042
Financing costs, net	6,279	3	(53)	—	6,229
Intercompany expense (income), net	(6,487)	637	5,850	—	—
Other expense (income), net	267	(115)	759	—	911
Earnings from continuing operations before income tax expense	18,422	9,930	21,550	—	49,902
Income tax expense	1,412	761	1,652	—	3,825
Net earnings before equity in loss of subsidiaries	17,010	9,169	19,898	—	46,077
Equity in loss of subsidiaries	(109,558)	(38,891)	(1,827)	150,276	—
Earnings (loss) from continuing operations	(92,548)	(29,722)	18,071	150,276	46,077
Loss from discontinued operations	(435)	(94,888)	(43,737)	—	(139,060)
Net loss	$(92,983)	$(124,610)	$(25,666)	$150,276	$(92,983)
Comprehensive loss	$(97,951)	$(124,714)	$(30,396)	$155,110	$(97,951)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended May 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$53,206	$89,914	$200,148	$—	$343,268
Cost of products sold	17,111	58,686	128,717	—	204,514
Gross profit	36,095	31,228	71,431	—	138,754
Selling, administrative and engineering expenses	20,968	15,749	37,624	—	74,341
Amortization of intangible assets	335	2,620	2,608	—	5,563
Operating profit	14,792	12,859	31,199	—	58,850
Financing costs, net	7,255	(22)	3	—	7,236
Intercompany expense (income), net	(8,412)	1,432	6,980	—	—
Debt refinancing costs	16,830	—	—	—	16,830
Other expense (income), net	(111)	944	1,758	—	2,591
Earnings (loss) from continuing operations before income tax expense (benefit)	(770)	10,505	22,458	—	32,193
Income tax expense (benefit)	(2,742)	2,233	4,965	—	4,456
Net earnings before equity in earnings (loss) of subsidiaries	1,972	8,272	17,493	—	27,737
Equity in earnings (loss) of subsidiaries	32,915	16,521	(450)	(48,986)	—
Earnings from continuing operations	34,887	24,793	17,043	(48,986)	27,737
Earnings (loss) from discontinued operations	(486)	4,618	2,532	—	6,664
Net earnings	$34,401	$29,411	$19,575	$(48,986)	$34,401
Comprehensive income	$893	$12,418	$1,779	$(14,197)	$893

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Nine Months Ended May 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$145,371	$220,178	$586,933	$—	$952,482
Cost of products sold	42,285	151,308	381,439	—	575,032
Gross profit	103,086	68,870	205,494	—	377,450
Selling, administrative and engineering expenses	53,347	44,348	124,826	—	222,521
Amortization of intangible assets	958	7,906	8,678	—	17,542
Operating profit	48,781	16,616	71,990	—	137,387
Financing costs, net	19,046	9	(244)	—	18,811
Intercompany expense (income), net	(18,408)	1,716	16,692	—	—
Other expense (income), net	(480)	(579)	2,577	—	1,518
Earnings from continuing operations before income tax expense	48,623	15,470	52,965	—	117,058
Income tax expense	7,420	435	6,741	—	14,596
Net earnings before equity in loss of subsidiaries	41,203	15,035	46,224	—	102,462
Equity in loss of subsidiaries	(68,323)	(10,227)	(1,392)	79,942	—
Earnings (loss) from continuing operations	(27,120)	4,808	44,832	79,942	102,462
Loss from discontinued operations	(1,085)	(89,510)	(40,072)	—	(130,667)
Net earnings (loss)	$(28,205)	$(84,702)	$4,760	$79,942	$(28,205)
Comprehensive income (loss)	$(32,969)	$(91,016)	$7,632	$83,384	$(32,969)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Nine Months Ended May 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$151,240	$248,836	$554,077	$—	$954,153
Cost of products sold	49,502	166,150	356,649	—	572,301
Gross profit	101,738	82,686	197,428	—	381,852
Selling, administrative and engineering expenses	59,555	45,942	105,309	—	210,806
Amortization of intangible assets	1,005	7,870	7,362	—	16,237
Operating profit	41,178	28,874	84,757	—	154,809
Financing costs, net	23,527	(14)	(233)	—	23,280
Intercompany expense (income), net	(24,585)	3,731	20,854	—	—
Debt refinancing costs	16,830	—	—	—	16,830
Other expense (income), net	904	2,633	(240)	—	3,297
Earnings from continuing operations before income tax expense	24,502	22,524	64,376	—	111,402
Income tax expense	3,193	4,587	14,262	—	22,042
Net earnings before equity in earnings of subsidiaries	21,309	17,937	50,114	—	89,360
Equity in earnings of subsidiaries	84,173	51,134	988	(136,295)	—
Earnings from continuing operations	105,482	69,071	51,102	(136,295)	89,360
Earnings (loss) from discontinued operations	(1,732)	8,714	7,408	—	14,390
Net earnings	$103,750	$77,785	$58,510	$(136,295)	$103,750
Comprehensive income	$41,618	$45,346	$35,141	$(80,487)	$41,618

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)

	May 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$26,338	$—	$135,080	$—	$161,418
Accounts receivable, net	19,860	47,019	147,804	—	214,683
Inventories, net	27,963	34,683	82,580	—	145,226
Deferred income taxes	20,504	—	1,999	—	22,503
Other current assets	7,681	901	17,814	—	26,396
Current assets of discontinued operations	—	183,619	80,439	—	264,058
Total current assets	102,346	266,222	465,716	—	834,284
Property, plant & equipment, net	6,958	23,811	73,834	—	104,603
Goodwill	62,543	264,502	320,105	—	647,150
Other intangibles, net	13,565	143,833	159,588	—	316,986
Investment in subsidiaries	1,786,263	201,779	96,333	(2,084,375)	—
Intercompany receivable	—	448,334	261,163	(709,497)	—
Other long-term assets	10,957	22	5,472	—	16,451
Total assets	$1,982,632	$1,348,503	$1,382,211	$(2,793,872)	$1,919,474
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$20,155	$27,284	$100,459	$—	$147,898
Accrued compensation and benefits	14,076	3,036	24,943	—	42,055
Current maturities of long-term debt	10,000	—	—	—	10,000
Income taxes payable	8,811	—	539	—	9,350
Other current liabilities	20,083	4,484	27,390	—	51,957
Current liabilities of discontinued operations	—	23,780	28,503	—	52,283
Total current liabilities	73,125	58,584	181,834	—	313,543
Long-term debt	382,500	—	—	—	382,500
Deferred income taxes	70,371	—	27,374	—	97,745
Pension and postretirement benefit liabilities	21,728	—	3,839	—	25,567
Other long-term liabilities	53,325	428	14,528	—	68,281
Intercompany payable	349,745	—	359,752	(709,497)	—
Shareholders’ equity	1,031,838	1,289,491	794,884	(2,084,375)	1,031,838
Total liabilities and shareholders’ equity	$1,982,632	$1,348,503	$1,382,211	$(2,793,872)	$1,919,474

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)

	August 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$12,401	$91	$55,692	$—	$68,184
Accounts receivable, net	20,401	74,006	140,349	—	234,756
Inventories, net	29,658	75,905	106,127	—	211,690
Deferred income taxes	17,942	—	4,641	—	22,583
Other current assets	8,157	1,166	14,745	—	24,068
Total current assets	88,559	151,168	321,554	—	561,281
Property, plant & equipment, net	6,944	31,818	77,122	—	115,884
Goodwill	62,543	433,193	370,676	—	866,412
Other intangibles, net	14,522	206,194	225,168	—	445,884
Investment in subsidiaries	1,886,478	250,738	90,770	(2,227,986)	—
Intercompany receivable	—	418,253	307,282	(725,535)	—
Other long-term assets	12,297	22	5,339	—	17,658
Total assets	$2,071,343	$1,491,386	$1,397,911	$(2,953,521)	$2,007,119
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$21,722	$44,893	$108,131	$—	$174,746
Accrued compensation and benefits	23,459	6,646	28,712	—	58,817
Current maturities of long-term debt	7,500	—	—	—	7,500
Income taxes payable	3,129	—	2,649	—	5,778
Other current liabilities	20,876	11,566	39,723	—	72,165
Total current liabilities	76,686	63,105	179,215	—	319,006
Long-term debt	390,000	—	—	—	390,000
Deferred income taxes	91,604	—	41,049	—	132,653
Pension and postretirement benefit liabilities	22,500	—	3,942	—	26,442
Other long-term liabilities	59,929	620	26,633	—	87,182
Intercompany payable	378,788	—	346,747	(725,535)	—
Shareholders’ equity	1,051,836	1,427,661	800,325	(2,227,986)	1,051,836
Total liabilities and shareholders’ equity	$2,071,343	$1,491,386	$1,397,911	$(2,953,521)	$2,007,119

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended May 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$61,900	$28,192	$26,178	$—	$116,270
Investing Activities
Proceeds from sale of property, plant and equipment	554	75	688	—	1,317
Proceeds from sale of business	—	—	4,854	—	4,854
Capital expenditures	(1,387)	(3,461)	(14,047)	—	(18,895)
Cash used in investing activities	(833)	(3,386)	(8,505)	—	(12,724)
Financing Activities
Principal repayments on term loan	(5,000)	—	—	—	(5,000)
Intercompany loan activity	(42,904)	(24,897)	67,801	—	—
Purchase of treasury shares	(13,670)	—	—	—	(13,670)
Stock option exercises and related tax benefits	18,705	—	—	—	18,705
Payment of contingent consideration	(1,350)	—	(2,285)	—	(3,635)
Cash dividend	(2,911)	—	—	—	(2,911)
Cash provided by (used in) financing activities	(47,130)	(24,897)	65,516	—	(6,511)
Effect of exchange rate changes on cash	—	—	(3,801)	—	(3,801)
Net increase (decrease) in cash and cash equivalents	13,937	(91)	79,388	—	93,234
Cash and cash equivalents—beginning of period	12,401	91	55,692	—	68,184
Cash and cash equivalents—end of period	$26,338	$—	$135,080	$—	$161,418

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended May 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$56,851	$13,659	$58,804	$—	$129,314
Investing Activities
Proceeds from sale of property, plant and equipment	2,100	137	6,249	—	8,486
Capital expenditures	(4,367)	(2,797)	(10,327)	—	(17,491)
Business acquisitions, net of cash acquired	—	—	(28,776)	—	(28,776)
Cash used in investing activities	(2,267)	(2,660)	(32,854)	—	(37,781)
Financing Activities
Net changes in borrowings on revolver and other debt	(57,990)	—	(177)	—	(58,167)
Principal repayments of term loans	(1,250)	—	—	—	(1,250)
Intercompany loan activity	(2,947)	(10,999)	13,946	—	—
Repurchases of 2% Convertible Notes	(102)	—	—	—	(102)
Proceeds on 5.625% Senior Note issuance	300,000	—	—	—	300,000
Redemption of 6.875% Senior Notes	(250,000)	—	—	—	(250,000)
Debt issuance costs	(5,340)	—	—	—	(5,340)
Purchase of treasury shares	(39,282)	—	—	—	(39,282)
Stock option exercises and related tax benefits	6,392	—	—	—	6,392
Payment of contingent consideration	(290)	—	(668)	—	(958)
Cash dividend	(2,748)	—	—	—	(2,748)
Cash provided by (used in) financing activities	(53,557)	(10,999)	13,101	—	(51,455)
Effect of exchange rate changes on cash	—	—	(4,150)	—	(4,150)
Net increase in cash and cash equivalents	1,027	—	34,901	—	35,928
Cash and cash equivalents—beginning of period	872	—	43,349	—	44,221
Cash and cash equivalents—end of period	$1,899	$—	$78,250	$—	$80,149

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, is a Wisconsin corporation incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. We are organized into three operating and reportable segments: Industrial, Energy and Engineered Solutions.
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
The comparability of operating results to the prior year has been impacted by changes in foreign currency exchange rates (as approximately one-half of our sales are denominated in currencies other than the U.S. dollar), acquisitions, divestitures and the generally weaker economic conditions that have persisted in the end markets we serve. Listed below are the acquisitions completed since September 1, 2011.

Business	Segment	Acquisition Date
CrossControl AB	Engineered Solutions	July 2012
Turotest Medidores Ltda	Engineered Solutions	March 2012
Jeyco Pty Ltd	Energy	February 2012

Results of Operations
The continued weakness and uncertainty in the global economy has created a challenging environment for our businesses.  Most of our businesses have experienced weak end market demand over the past several quarters relative to expansion in the last few years. We have continued to invest in select growth initiatives over the past year, while simultaneously reducing costs in other areas to generate shareholder value. Our second half operating results in fiscal 2013 should improve over the first half as cost reduction benefits and the benefit of growth investments are realized. We continue to focus on cash flow generation which will fuel future growth through acquisitions and G+I investments. While we have not completed any acquisitions this fiscal year, we have spent considerable efforts in that area and expect to complete acquisitions in the future.
Our results of operations for the first nine months of fiscal 2013 reflect lower sales, excluding the impact of acquisitions and changes in foreign exchange rates ("core sales"), the result of the European recession, inventory destocking by OEMs (construction equipment and off-highway customers) and general economic weakness.  Despite these challenges, two of our three segments achieved positive core sales growth in the third quarter. We continue to focus on taking appropriate actions to align our cost structure with end market demand, while prioritizing investments in growth opportunities across our broad product offerings and geographic scope.

The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended				Nine Months Ended
	May 31, 2013		May 31, 2012		May 31, 2013		May 31, 2012
Net sales	$344	100%	$343	100%	$952	100%	$954	100%
Cost of products sold	207	60%	204	59%	575	60%	572	60%
Gross profit	137	40%	139	41%	377	40%	382	40%
Selling, administrative and engineering expenses	74	22%	74	22%	223	23%	211	22%
Amortization of intangible assets	6	2%	6	2%	17	2%	16	2%
Operating profit	57	16%	59	17%	137	15%	155	16%
Financing costs, net	6	2%	7	2%	19	2%	23	2%
Debt refinancing costs	—	—%	17	5%	—	—%	17	2%
Other expense, net	1	0%	3	1%	1	0%	4	0%
Earnings from continuing operations before income tax expense	50	14%	32	9%	117	13%	111	12%
Income tax expense	4	1%	4	1%	15	2%	22	2%
Earnings from continuing operations	46	13%	28	8%	102	11%	89	10%
Earnings (loss) from discontinued operations, net of income taxes	(139)	(40)%	6	2%	(130)	(14)%	15	1%
Net earnings (loss)	$(93)	(27)%	$34	10%	$(28)	(3)%	$104	11%

Diluted earnings from continuing operations per share	$0.62		$0.36		$1.38		$1.19
Diluted earnings (loss) per share	$(1.24)		$0.45		$(0.38)		$1.39
Consolidated sales for the third quarter of fiscal 2013 were $344 million compared to $343 million in the comparable prior year period. Core sales declined 2%, while acquisitions added 3% to net sales and currency translation reduced sales by 1%. On a year-to-date basis, sales of $952 million were essentially unchanged from the $954 million in the comparable prior year period. Excluding the 5% impact of acquisitions and 1% negative impact from foreign currency translation, year-to-date core sales declined 4%.  Operating profit for the three and nine month periods ended May 31, 2013 was $57 million and $137 million, respectively, compared to $59 million and $155 million, in the comparable prior year periods. Unfavorable product mix, a favorable adjustment to an acquisition earn-out provision in the prior year and investments in growth initiatives drove this modest year-over-year decline in operating profit.  We were able to offset this with lower borrowing costs and a reduced effective tax rate.  Results for the third quarter of fiscal 2012 also included pre-tax debt refinancing costs of $17 million, or $0.15 per diluted share.  Fiscal 2013 third quarter net earnings and earnings per share from continuing operations were $46 million and $0.62, respectively (a 22% increase year-over-year, excluding debt refinancing costs) while net earnings from continuing operations for the nine month period ended May 31, 2013 were $102 million, or $1.38 per diluted share (3% higher than the prior year, excluding debt refinancing costs).

Segment Results (in millions)
Industrial Segment
The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools that are used in maintenance and other applications in the industrial, energy, infrastructure and production automation markets. The Industrial segment focuses primarily on ensuring safety, improving uptime in maintenance and providing customers with highly engineered heavy lifting solutions. The growth strategy for this segment includes a combination of new products, increased share in certain high growth vertical markets and geographic expansion. Weak economic activity in the global industrial markets is expected to continue and will likely result in modest growth during the remainder of the fiscal year. The following table sets forth the results of operations for the Industrial segment (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net sales	$111	$110	$311	$309
Operating profit	32	31	86	85
Operating profit %	29%	28%	28%	28%
Fiscal 2013 third quarter net sales increased $1 million (1%) to $111 million compared to the prior year period, similar to the 1% year-to-date net sales increase to $311 million. Excluding the minor impact of changes in foreign currency exchange rates, core sales grew 2% in both the third quarter and on a year-to-date basis. Despite overall economic weakness, tough prior year comparables and reduced industrial tool demand in Europe due to weak economic conditions, core sales grew modestly as a result of market share gains and higher global Integrated Solutions infrastructure project sales.  Operating profit margin improved due to productivity improvements, slightly higher sales, as well as lower incentive compensation expense, which were somewhat offset by unfavorable product mix.

Energy Segment
The Energy segment provides joint integrity products and services, as well as rope and cable solutions primarily used in maintenance activities in the global energy market. Worldwide requirements for energy and supportive oil prices continue to drive customers and asset owners to maintain production at existing installations, as well as invest in exploration and new production facilities. The non-energy markets served by this segment (including defense, marine and aerospace) continue to experience softening demand, which is expected to continue for the next several quarters. The following table sets forth the results of operations for the Energy segment (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net sales	$99	$96	$271	$256
Operating profit	20	19	45	43
Operating profit %	20%	19%	17%	17%
Compared to the prior year, Energy segment third quarter net sales increased $3 million (3%) to $99 million in fiscal 2013 and $15 million (6%) to $271 million on a fiscal year-to-date basis. Excluding the impact of changes in foreign currency exchange rates, core sales increased 5% in the third quarter and 2% on a year-to-date basis, due to an increase in activity in the seismic, diving and oil & gas (maintenance spending) markets. Excluding a $3 million favorable adjustment to an acquisition earn out provision in the prior year, third quarter and year-to-date operating profit margin improved as a result of increased operating leverage (driven by higher sales volumes), favorable product mix and lower incentive compensation costs.
Engineered Solutions Segment
The Engineered Solutions segment provides highly engineered position and motion control, power transmission and instrumentation and display systems to OEMs in a variety of markets. This segment continued to experience core sales declines in the third quarter as a result of weak European demand attributable to the economy and global OEM destocking. The fourth quarter is expected to deliver sequentially improved sales levels as destocking activity at OEMs has shown signs of abatement, along with easier year-over-year comparables. This segment continues to focus on the integration of fiscal 2012 acquisitions and reducing cost to match demand. The following table sets forth the results of operations for the Engineered Solutions segment (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net sales	$134	$137	$370	$390
Operating profit	13	18	29	51
Operating profit %	10%	14%	8%	13%
Compared to the prior year, Engineered Solutions segment net sales decreased $3 million (2%) to $134 million and $19 million (5%) to $370 million in the three and nine months ended May 31, 2013, respectively. Excluding foreign currency rate changes and sales from acquired businesses, core sales declined 10% and 13% in the three and nine months ended May 31, 2013, respectively. The core sales decline was broad based across most served end markets and geographies and primarily reflected challenging economic conditions and OEM inventory destocking. Year-to-date segment operating profit declined as the impact of reduced volume and $2 million of restructuring costs more than offset lower incentive compensation costs.
General Corporate
General corporate expenses were $8 million and $22 million for the three and nine months ended May 31, 2013, respectively and $9 million and $25 million for the three and nine months ended May 31, 2012, respectively. Lower corporate expenses are primarily due to reduced incentive compensation provisions.
Financing Costs, net
All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our segments. Net financing costs were $6 million and $19 million for the three and nine months ended May 31, 2013, respectively and $7 million and $23 million, respectively, for the comparable prior year periods. The reduction in interest expense in fiscal 2013 reflects the conversion of our 2% Convertible Notes into common stock, as well as the benefit of lower borrowing costs from the refinancing of our Senior Notes (both completed in the third quarter of fiscal 2012).
Income Taxes Expense
The effective income tax rate from continuing operations was 7.7% and 12.5% for the three and nine months ended May 31, 2013, respectively, and 13.8% and 19.8% for the comparable prior year periods. The decrease in the effective tax rate relative to the prior year, reflects the benefits of tax minimization planning, the utilization of net operating losses and discrete items. Income tax expense for the third quarter of fiscal 2013 included discrete period income tax benefits related to provision to income tax return adjustments of $0.7 million and a $9.3 million reversal of tax reserves established in prior years (as a result of the lapsing of non-U.S. income tax statues of limitations), while the prior year period included a $6.3 million discrete income tax benefit associated with the debt refinancing.
Discontinued Operations

The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility, marine and other harsh environment markets. The Mastervolt business was acquired in December 2010 and is comprised of two product lines, solar and marine. During the fourth quarter of fiscal 2012 we recognized a non-cash impairment charge of $62.5 million related to the Mastervolt reporting unit. A subsequent $170.3 million impairment charge was recorded in the third quarter of fiscal 2013, as a result of the subsequent decision to divest the entire Electrical segment.

Since its acquisition in fiscal 2010, financial results for Mastervolt have been volatile, attributable to challenging business and market conditions, regulatory changes and very weak European economic conditions. Substantially all of Mastervolt's solar sales are in Europe. Solar demand has been adversely impacted by weak European economic conditions, government credit and budget challenges and the resulting austerity actions that have impacted solar subsidies, consumer confidence and access to credit. As a result of financial challenges facing European governments, significant reductions were made to solar feed in tariff (“FiT”) incentives, which increased the volatility of solar demand, and made investments in solar systems less attractive to potential buyers. Reduced FiT's unfavorably impact our customers' return on investment in solar systems, thereby creating downward pressure on solar inverter pricing. During the fourth quarter of fiscal 2012, reduced incentive schemes were announced and implemented in Mastervolt's key served markets (United Kingdom, France, Belgium, Germany and Italy). The combination of all of these factors has reduced Mastervolt's solar sales and margins. This necessitated several actions, including negotiating lower product cost from Mastervolt's suppliers, increasing our efforts to reduce solar inventory levels, initiating management changes, narrowing the focus of the solar business to certain key markets and product lines and reducing overhead through facility closures and headcount reductions.

Mastervolt generated $73.3 million in sales and $3.7 million in operating profit for the 2012 fiscal year, excluding the $62.5 million fourth quarter non-cash impairment charge. Despite the year-over-year improvement in operating results of the Mastervolt business in the second half of fiscal 2012 (relative to operating losses in the prior year comparable periods) the business continued to underperform relative to expectations due to its solar product line. While we believe the solar industry will continue to grow, we reduced Mastervolt's long-term sales and profitability expectations as a result of continued pricing pressure, the frequent imbalance between solar industry inverter supply and demand (resulting in excess inventory) and the volatile nature of end market demand given frequent unfavorable FiT changes. We also reviewed the long-term strategic fit of the Mastervolt business in the fourth quarter, as part of our annual strategic plan and portfolio management process. Various actions to address the Mastervolt business, and the solar product line in particular, were considered, including continuing to operate and invest in the business, implementing significant restructuring and downsizing actions or exiting the entire business or the solar product line through a possible closure or sale. The adverse business, economic and competitive factors, coupled with the uncertainty regarding the long-term strategic fit of the business, resulted in a $62.5 million impairment charge during the fourth quarter of fiscal 2012. This consisted of the write-down of $36.6 million of goodwill and $25.9 million of indefinite lived intangible assets (tradename). The remaining carrying value of the Mastervolt business was $86.8 million at August 31, 2012 (including $2.5 million of net tangible assets and $84.4 million of intangible assets, goodwill and deferred income taxes).

During the first half of fiscal 2013, we initiated additional restructuring actions including headcount reductions and facility closures in the Electrical segment to respond to weak overall demand and negative year-over-year core sales growth for the segment. Following additional portfolio management discussions, we committed to a plan to divest the entire Electrical segment in May 2013. We have engaged an investment bank to assist in the sale process and believe that a sale will be completed within the next twelve months, subject to terms that are usual and customary for the sale of a business. The divestiture will allow us to streamline our strategy and refocus on the remaining three segments in a way that better positions the Company to take advantage of our core competencies, current business model and global growth trends. As a result, we recognized an impairment charge during the third quarter of fiscal 2013 of $170.3 million ($149.8 million net of tax), including a write-down of $137.8 million of goodwill, $21.3 million of indefinite lived intangible assets (tradename) and $11.2 million of amortizable intangible assets. The impairment charge represents the excess of the net book value of the held for sale assets over the estimated fair value, less selling costs. As a result of the impairment charge, there is no remaining goodwill associated with the Mastervolt reporting unit and $76.9 million of remaining North American Electrical goodwill. Refer to Note 3, “Discontinued Operations” for information regarding the carrying value of assets held for sale.

The results of operations for the Electrical segment have been reported as discontinued operations for all periods presented. The following table summarizes the results of discontinued operations (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net Sales	$75	$86	$214	$246

Operating income from divested businesses	12	9	25	20
Impairment charge	(170)	—	(170)	—
Income tax benefit (expense)	19	(2)	14	(6)
Income (loss) from discontinued operations, net of taxes	$(139)	$7	$(131)	$14

Refer to “Critical Accounting Policies” within Management's Discussion and Analysis (below) for further information on the impairment charges and related estimates.

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities (in millions):

	Nine Months Ended
	May 31, 2013	May 31, 2012
Net cash provided by operating activities	$116	$129
Net cash used in investing activities	(13)	(38)
Net cash used in financing activities	(6)	(51)
Effect of exchange rates on cash	(4)	(4)
Net increase in cash and cash equivalents	$93	$36
Cash flows from operating activities during the nine months ended May 31, 2013 were $116 million, primarily consisting of net earnings, offset by the payment of $17 million of fiscal 2012 incentive compensation costs and an increase in working capital accounts. Investing activities during fiscal 2013 included $19 million of net capital expenditures and the receipt of $5 million in proceeds related to the divestiture of the Nielsen Sessions business. Existing cash, coupled with operating cash flows and proceeds and benefits of share based compensation, funded the repurchase of approximately 0.5 million shares of the Company’s common stock ($14 million) under the stock buyback program, the annual dividend and $5 million of scheduled payments on the term loan.

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

Primary Working Capital Management from Continuing Operations
We use primary working capital as a percentage of sales (PWC %) as a key indicator of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows the components of the metric at (in millions):

	May 31, 2013	PWC%	May 31, 2012	PWC%
Accounts receivable, net	$215	16%	$192	14%
Inventory, net	145	11%	148	11%
Accounts payable	(148)	(11)%	(147)	(11)%
Net primary working capital	$212	16%	$193	14%

Liquidity
Our Senior Credit Facility, which matures on February 23, 2016, includes a $600 million revolving credit line, a $100 million term loan and a $300 million expansion option, subject to certain conditions. Quarterly principal payments of $1.25 million began on the term loan on March 31, 2012, increasing to $2.5 million per quarter beginning on March 31, 2013, with the remaining principal due at maturity. At May 31, 2013, we had $161 million of cash and cash equivalents and $597 million of available liquidity under our Senior Credit Facility. See Note 7, “Debt” for further discussion on the Senior Credit Facility. We believe that availability under the Senior Credit Facility, combined with our existing cash on hand and funds generated from operations will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future.
Commitments and Contingencies
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $12 million at May 31, 2013.
We had outstanding letters of credit of approximately $11 million and $9 million at May 31, 2013 and August 31, 2012, respectively, the majority of which secure self-insured workers compensation liabilities.
Contractual Obligations
Our contractual obligations are discussed in Part 1, Item 7 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2012, and, as of May 31, 2013, have not materially changed.

Critical Accounting Policies
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Refer to our Annual Report on Form 10-K and the following information for policies that are considered by management to be the most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows.
Goodwill and Long-Lived Assets - Annual Impairment Review, Estimates and Sensitivity: Our business acquisitions typically result in recording goodwill and other intangible assets, which are a significant portion of our total assets. On an annual basis, or more frequently if triggering events occur, we compare the estimated fair value of our nine reporting units to the carrying value to determine if a potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit's goodwill. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis.

In estimating the fair value, we generally use a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The expected future revenue growth rates and operating profit margins are determined after taking into consideration our historical revenue growth rates and earnings levels, our assessment of future market potential and our expectations of future business performance. Under the discounted cash flow approach, the fair value is calculated as the sum of the projected discounted cash flows over a discrete seven year period plus an estimated terminal value. In certain circumstances we also review a market approach in which a trading multiple is applied to a forecasted EBITDA (earnings before interest, income taxes, depreciation and amortization) of the reporting unit to arrive at the estimated fair value.

Our fourth quarter fiscal 2012 impairment calculations included one reporting unit (Mastervolt) in which the carrying value exceeded the estimated fair value (see discussion on Fiscal 2012 Impairment Charge) and one reporting unit (North American Electrical) that had an estimated fair value that exceeded its carrying value by 13%. The carrying value of the North American Electrical reporting unit was $254.2 million at August 31, 2012, including $173.9 million of goodwill from previously completed acquisitions. Key financial assumptions utilized to determine the fair value of the North American Electrical reporting unit included single digit sales growth (including 3% in the terminal year) and a 12.9% discount rate. The estimated cash flows assumed improved profitability (relative to actual fiscal 2012 results) - driven by savings and efficiencies from the consolidation of manufacturing facilities, which was completed in late fiscal 2012. The assumptions that have the most significant impact on the determination of the fair value of the reporting unit are market valuation multiples, the discount rate and sales growth rates. A 100 basis point increase in the discount rate results in a decrease to the estimated fair value by approximately 9%, while a reduction in the terminal year sales growth rate assumption by 100 basis points would decrease the estimated fair value by approximately 5%. For the remaining seven reporting units, our annual goodwill impairment testing in fiscal 2012 indicated that the estimated fair value of each reporting unit exceeded the carrying value (expressed as a percentage of the carrying value) in excess of 30%.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required. Significant negative industry or economic trends, disruptions to the Company's business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure and divestitures may adversely impact the assumptions used in the valuations and ultimately result in future impairment charges.

Fiscal 2012 Impairment Charge: As a result of the uncertainty regarding the long-term strategic fit of the Mastervolt business (a “triggering event” in the fourth quarter), the fiscal 2012 Mastervolt goodwill impairment test utilized both market and income valuation approaches under various scenarios, which were weighted based on the probability of future outcomes, as a single discounted cash flow model with a holding period into perpetuity was no longer appropriate. Key assumptions included market multiples, a higher discount rate (16.6%) relative to our remaining reporting units and the expectation of continued positive cash flows in future years. Financial projections also assumed moderate sales growth in the marine market and a projected rebound in solar sales levels in fiscal 2013, with single digit annual sales growth in future years. The prior Mastervolt valuation was determined solely based on an income valuation approach and utilized a consistent discount rate, terminal year growth rate (3%) and expected long-term profit margin assumption. However, sales and cash flow projections during the discrete projection period in the fiscal 2012 impairment calculation were reduced by approximately 50% (relative to prior assumptions). The assumptions that have the most significant impact on the determination of the fair value of the reporting unit are market valuation multiples, the discount rate and sales growth rates. A 100 basis point increase in the discount rate results in a decrease to the estimated fair value by approximately 7%, while a reduction in the terminal year sales growth rate assumption by 100 basis points would decrease the estimated fair value by approximately 4%. While we use the best available information to prepare the cash flow assumptions, actual future cash flows or market conditions could differ, resulting in future impairment charges related to goodwill.

Fiscal 2013 Interim Impairment Charge: The material changes in assumptions from the fourth quarter fiscal 2012 impairment tests to third quarter fiscal 2013 Mastervolt and North American Electrical impairment tests were principally reduced market valuation multiples by approximately 20% (as updated information regarding potential buyers, M&A market conditions and multiples of comparable transactions supported a lower valuation) and lower projected sales volumes, which adversely impacted margin and cash flow assumptions. Uncertainty regarding the long-term growth prospects of the solar market, given its volatile nature and recent industry consolidations/exits by suppliers, also negatively impacted market multiple assumptions (consistent with declining valuations of other public solar companies). Our decision to divest the Electrical segment in May 2013 also impacted the impairment calculations, shortening the holding period of the businesses and placing more weighting on the market approach to determine the fair value of the reporting units.

While the Mastervolt marine product line has generated sales growth in fiscal 2013, the continued volatility in the solar market, reduced government solar incentives to buyers, increased competitive pricing pressure due to excess inventory throughout the solar industry, coupled with delays in new product launches, business interruption caused by a fire in our research and development lab and the narrowing of our solar product focus have resulted in significantly reduced sales projections for the Mastervolt business unit. Similar to other solar industry suppliers, we no longer expect a significant near-term rebound in solar sales that was previously anticipated and have revised our financial projections to include lower solar sales levels and reduced profit levels in the future. The revised financial projections and an increase in the discount rate from 16.6% to 19.8% (given the associated risk premium and market outlook) resulted in a $40.8 million goodwill impairment.

While we believe that the North American Electrical business' diverse electrical products and technologies will continue to generate positive cash flows and earnings, the decision to divest the Electrical segment represented a “triggering event” requiring an interim impairment review. The third quarter fiscal 2013 goodwill impairment charge of $96.9 million reflected current market conditions (lower projected market multiples), a 16.6% discount rate (compared to 12.9% in the fourth quarter of fiscal 2012) and a consistent expectation regarding moderate to long-term sales growth, including a 3% terminal year growth rate. Sales projections for the North American Electrical business incorporated developments during the first nine months of fiscal 2013, in which sales were below prior year levels by approximately 10%. The decline in sales is the result of the loss of certain low margin retail DIY business, channel inventory reductions across served markets and reduced transformer product line demand from major OEM customers. Despite the reduced sales volumes, profit margins have remained consistent with prior projections - the result of controlled spending and the benefits of current year headcount reductions.

To the extent actual proceeds on the divestiture are less than current projections, or there are changes in the composition of the asset disposal group, further write-downs of the carrying value of the Electrical segment may be required.

Long-Lived Assets: Indefinite lived intangible assets are also subject to annual impairment testing. On an annual basis, the fair value of the indefinite lived assets, based on a relief of royalty income approach, are evaluated to determine if an impairment charge is required. In the fourth quarter of fiscal 2012 we recognized a $25.9 million impairment of the Mastervolt tradename - the result of a reduction in the assumed royal rate (from 3.5% to 2%) and lower projected long-term Mastervolt solar sales. In the third quarter of fiscal 2013 we also reassessed the recoverability of all Electrical segment tradenames, as a result of the plan to divest the segment, and recognized an additional $21.3 million impairment. The estimated fair value of the tradenames were adversely impacted by further reductions in royalty rate assumptions, an increase in the discount rate and lower projected sales volumes.

We also review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, we perform undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. During the third quarter of fiscal 2013, we recognized an $11.2 million impairment of Electrical segment long-lived assets - representing the excess of the net book value of the held for sale assets over the estimated fair value, less selling costs.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.

Interest Rate Risk: We manage interest costs using a mixture of fixed-rate and variable-rate debt. A change in interest rates on our 5.625% Senior Notes impacts the fair value of the notes, but not our earnings or cash flow because the interest on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility (see Note 7, “Debt” for further details). A 10% increase in the average cost of our variable rate debt (which is based on LIBOR interest rates) would result in an increase in interest expense (pre-tax) of approximately $0.1 million for the three months ended May 31, 2013. From time to time, we may enter into interest rate swap agreements to manage our exposure to interest rate changes. At May 31, 2013, we were not a party to any interest rate swap derivatives.

Foreign Currency Risk: We maintain operations in the U.S. and various foreign countries. Our non-U.S. operations, located primarily in the Netherlands, United Kingdom, Mexico and China, have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions, primarily forward foreign currency swaps, that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 9, “Derivatives” for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.

The strengthening of the U.S. dollar could also result in unfavorable translation effects on our results of operations and financial position as the results of foreign operations are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in foreign exchange rates compared with the U.S. dollar. Using this method, quarterly sales and operating profit would have been $20 million and $1 million lower, respectively, for the three months ended May 31, 2013. This sensitivity analysis assumed that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates on our May 31, 2013 financial position would result in a $28 million decrease to equity (accumulated other comprehensive loss), as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.

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

Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A – Risk Factors

Our business could be adversely impacted by the proposed sale of our Electrical segment.

We previously announced plans to divest our Electrical segment as part of our continuing efforts to proactively focus on platforms where we believe we can take advantage of our core competencies, current business model and global growth trends. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of contingent liabilities related to the divested business. In addition, divestitures may result in additional asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We may not receive an acceptable offer for the Electrical segment and we may not be able to negotiate an acceptable definitive agreement or consummate a sale transaction. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting our Electrical segment.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
In September 2011, our Board of Directors authorized a stock repurchase program to acquire up to 7,000,000 shares of the Company’s outstanding Class A common stock. The following table presents information regarding the repurchase of common stock during the three months ended May 31, 2013. All of the shares were repurchased as part of the publicly announced program.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
March 1 to March 31, 2013	—	—	4,021,006
April 1 to April 30, 2013	162,400	29.83	3,858,606
May 1 to May 31, 2013	—	—	3,858,606
Total	162,400	29.83

Item 5 – Other Information

On July 8, 2013, the Board of Directors adopted an amendment to the Company's Amended and Restated Bylaws (the “Bylaws”), effective on such date. Sections 2.04(a) and 2.04(b) of the Bylaws were amended to include additional procedural requirements with respect to shareholder proposals and director nominations at annual and special meetings of shareholders. As a result of the amendment, any shareholder wishing to put forward a shareholder proposal or nominate a director for election must disclose additional information regarding share ownership, derivative positions, proxies and voting agreements and provide additional detail regarding its economic ownership.

A copy of the Bylaws as amended is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q.
Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 37, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: July 9, 2013	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MAY 31, 2013
INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Bylaws, as amended		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended May 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X