Form 10-K
period 2013-08-31
ACTUANT CORP
filed 2013-10-25
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes    ☑          No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act.        Yes    ☐          No    ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.        Yes    ☑          No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes    ☑          No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller-reporting company	☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):        Yes    ☐          No    ☒
There were 73,042,303 shares of the Registrant’s Class A Common Stock outstanding as of September 30, 2013. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on February 28, 2013) held by non-affiliates of the Registrant was approximately $2,186 million.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 14, 2014 are incorporated by reference into Part III hereof.

Actuant Corporation provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS
This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions and market conditions in the industrial, oil & gas, energy, power generation, infrastructure, commercial construction, truck, automotive, specialty vehicle and agriculture industries, market acceptance of existing and new products, successful integration of acquisitions and related restructuring, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor, or overhead cost increases, foreign currency risk, interest rate risk, commodity risk, the impact of geopolitical activity on the economy, the timing or strength of an economic recovery in the Company’s markets, litigation matters, the Company’s ability to access capital markets and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.
When used herein, the terms “Actuant,” “we,” “us,” “our,” and the “Company” refer to Actuant Corporation and its subsidiaries.
PART I
Item  1.    Business
General
Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, is a Wisconsin corporation incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. The Company is organized into three operating and reportable segments as follows: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and other energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to original equipment manufacturers (“OEM”) in various on and off-highway vehicle markets, as well as, a variety of other products to the industrial and agricultural markets. Financial information related to the Company's reportable segments is included in Note 13, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
Our long-term goal is to grow annual diluted earnings per share (“EPS”), excluding unusual or non-recurring items, faster than most multi-industry peers. We intend to leverage our market positions to generate annual core sales growth (overall sales growth excluding the impact of acquisitions, divestitures and foreign currency rate changes) that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to core sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive cost reductions, develop additional cross-selling opportunities and deepen customer relationships. We also focus on profit margin expansion and cash flow generation to achieve our financial objectives. Our LEAD (“Lean Enterprise Across Disciplines”) operational excellence process utilizes various continuous improvement techniques to reduce costs and improve efficiencies across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. Our LEAD efforts also support our Growth + Innovation (“G + I”) initiative, a process focused on increasing core sales growth. The cash flow that results from efficient asset management and improved profitability is used to fund strategic acquisitions, treasury share repurchases and internal growth opportunities.
A significant portion of our growth has come from business acquisitions and this will continue to be an important part of our strategy in the future. For further information, see Note 2, “Acquisitions” in the notes to consolidated financial statements.

Description of Business Segments
Industrial
The Industrial segment is a leading global supplier of branded hydraulic and mechanical tools to a broad array of end markets, including general maintenance and repair, industrial, infrastructure and production automation. Its primary products include high-force hydraulic tools, highly engineered heavy lifting solutions, workholding (production automation) solutions and concrete stressing products. Our hydraulic and mechanical tools are marketed primarily through the Enerpac, Simplex, Precision Sure-Lock and Milwaukee Cylinder brand names.
Our high-force hydraulic and mechanical tools, including cylinders, pumps, valves, specialty tools and presses are designed to allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. These hydraulic tools operate at very high pressures of approximately 5,000 to 12,000 pounds per square inch and are generally sold by a diverse group of industrial and specialty fluid power distributors to customers in the infrastructure, mining, steel mill, cement, rail, oil & gas, power generation and general maintenance industries. Key industrial distributors include W.W. Grainger, Applied Industrial Technologies, MSC, Maskin K. Lund, Industrial Air Tool and Al Masaood Trading.
In addition to providing a comprehensive line of industrial tools, the segment also provides high-force hydraulic systems (integrated solutions) to meet customer specific requirements for safe and precise control of movement and positioning. These customized solutions, which combine hydraulics, steel fabrication and electronic controls with engineering and application knowledge, are typically utilized in major infrastructure projects (bridges, stadiums, tunnels and offshore platforms) for heavy lifting, launching & skidding or synchronous lifting applications.
The Industrial segment has leveraged production and engineering capabilities to also offer a broad range of workholding products (work supports, swing cylinders and system components) that are marketed through distributors to the automotive, machine tool and fixture design markets. In addition, the segment designs, manufactures and distributes concrete pre- and post-tensioning products (chucks and wedges, stressing jacks and anchors) which are used by concrete tensioning system designers, fabricators and installers for the residential and commercial construction, bridge, infrastructure and mining markets.
Energy
The Energy segment provides technical products and services to the global energy markets, where safety, reliability, up-time and productivity are key value drivers. Products include joint integrity tools and connectors for oil & gas and power generation installations, mooring solutions, as well as rope and cable solutions. In addition to these products, the Energy segment also provides manpower services, including machining, engineering and maintenance activities. The products and services of the Energy segment are distributed and marketed under various brand names (principally Hydratight, D.L. Ricci, Morgrip, Cortland, FibronBX, Puget Sound Rope, Biach, Selantic, Viking SeaTech and Jeyco) to OEMs, maintenance and service organizations and energy producers in emerging and developed countries.
Joint integrity products include hydraulic torque wrenches, bolt tensioners and portable machining equipment, which are either sold or rented to asset owners, service providers and end users. These products are used in the maintenance of bolted joints on oil rigs and platforms, wind turbines, refineries and pipelines, petrochemical installations, as well as fossil fuel and nuclear power plants to reduce customer downtime and provide increased safety and reliability. Hydratight also provides manpower services where our highly trained technicians perform bolting, machining and joint integrity work for customers. Our joint integrity business operates to world class safety standards while delivering products and services through a localized infrastructure of rental and maintenance depots. Service, product sales and rental revenue each generate approximately one-third of our joint integrity sales. This business maintains strong relationships with a variety of leading firms such as Statoil, Petrobras, Baker Hughes, Bechtel and Tig Tesco Intl.
The Energy segment also provides highly-engineered rope and cable solutions that maximize performance, safety and efficiency for customers in various markets including oil & gas, heavy marine, subsea, ROV and seismic. With its global design and manufacturing capabilities, the Cortland business is able to provide customized synthetic ropes, heavy lift slings, specialized mooring, rigging and towing systems, electro-optical-mechanical cables and umbilicals to customers, including leading firms such as Sercel, Expro, General Electric and Halliburton. These products are utilized in critical applications, often deployed in harsh operating conditions (sub-sea oil & gas production, maintenance and exploration) and are required to meet robust safety standards. Additional custom designed products are also sold into a variety of other niche markets including mining, medical, security, aerospace and defense.
The August 2013 acquisition of Viking SeaTech (“Viking”) further expands the Energy segment's geographic presence, technologies and services provided to the global energy market. Headquartered in Aberdeen, Scotland, Viking is an offshore support specialist providing a comprehensive range of equipment and services to the oil & gas industry. Viking serves customers globally with primary markets in the North Sea (U.K. and Norway) and Australia. The majority of Viking's revenue is derived from offshore vessel mooring solutions which include design, rental, installation and inspection. Viking also provides survey, manpower and other marine services to offshore operators, drillers and energy asset owners.
Engineered Solutions
The Engineered Solutions segment is a leading global designer and assembler of customized position and motion control systems and other industrial products to various transportation and other niche markets. This segment focuses on providing technical and highly engineered products, including actuation systems, mechanical power transmission products, engine air flow management systems, human to machine interface ("HMI") solutions and other rugged electronic instrumentation. Products in the Engineered Solutions segment are primarily marketed directly to OEMs through a technical sales organization. Within this segment, engineering capabilities, technical service, quality and established customer relationships are key competitive advantages.
Approximately one-half of this segment’s revenue comes from the Vehicle Systems product line (Power-Packer, Gits and Power Gear brands), with sales to the truck, automotive, off-highway and specialty vehicle markets. Products include hydraulic cab-tilt and latching systems which are sold to global heavy duty truck OEMs such as Volvo, Iveco, Scania, Paccar-DAF, FAW and CNHTC and automotive electro-hydraulic convertible top latching and actuation systems. The automotive convertible top actuation systems are utilized on both retractable soft and hard top vehicles manufactured by OEMs such as Daimler, Volkswagen, Renault, Peugeot, BMW, Volvo and Nissan. Our diesel engine air flow solutions, such as exhaust gas recirculation (“EGR”) systems and air flow actuators, are used by diesel engine and turbocharger manufacturers to reduce emissions, improve fuel efficiency and increase horsepower. Primary end markets include heavy duty truck and off-highway equipment serving customers such as Caterpillar, Cummins, Honeywell and Borg Warner. We also sell actuation systems to various automotive and specialty vehicle customers (principally in the defense, recreational vehicle and off-highway markets) such as Honeywell, BorgWarner, Oshkosh and Fleetwood.
The broad range of products, technologies and engineered solutions of Weasler Engineering, maximatecc, Elliott Manufacturing and Sanlo comprise the Other product line within the segment. Products include severe-duty electronic instrumentation (including displays and clusters, machine controls and sensors), HMI solutions and power transmission products (highly engineered power transmission components including drive shafts, torque limiters, gearboxes, torsional dampers and flexible shafts). These products are sold to a variety of niche markets including agricultural implement, lawn & turf, construction, forestry, industrial, aerospace, material handling and security.
International Business
Our products and services are generally available globally, with our principal markets outside the United States being Europe and Asia. In fiscal 2013 we derived approximately 43% of our net sales from the United States, 38% from Europe and the Middle East, 14% from Asia and 5% from other areas. We have operations around the world and this geographic diversity allows us to draw on the skills of a global workforce, provides flexibility to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual countries and offers us an opportunity to access new markets. In addition, we believe that our future growth depends, in part, on our ability to develop products and sales opportunities that successfully target developing countries. Although international operations are subject to certain risks, we continue to believe that a global presence is key to maintaining strong relationships with many of our global customers. Financial information related to the Company's geographic areas is included in Note 10, "Income Taxes" and Note 13, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
Product Development and Engineering
We conduct research and development activities to develop new products, enhance the functionality, effectiveness, ease of use and reliability of our existing products and expand the applications for our products. We believe that our engineering and research & development efforts have been key drivers of our success in the marketplace. Our advanced design and engineering capabilities contribute to the development of innovative and highly engineered products, maintain our technological leadership in each segment and enhance our ability to provide customers with unique and customized solutions and products. While much research and development activity supports improvements to existing products, our engineering staff engages in research for new products and product enhancements. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide innovative products to maintain and improve our competitive position. Research and development costs are expensed as incurred, and were $21 million, $17 million and $12 million in fiscal 2013, 2012 and 2011, respectively. We also incur significant costs in connection with fulfilling custom orders and developing unique solutions for unique customer needs, which are not included in these research and development expense totals.

Through our advanced proprietary processes, with approximately 586 patents (excluding pending applications), we create products that satisfy specific customer needs and make tasks easier and more efficient for customers. No individual patent or trademark is believed to be of such importance that its termination would have a material adverse effect on our business.
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
Manufacturing and Operations
While we do have extensive manufacturing capabilities including machining, stamping, injection molding and fabrication, our manufacturing primarily consists of light assembly of components we source from a network of global suppliers. We have implemented single piece flow methodology in most of our manufacturing plants, which reduces inventory levels, lowers “re-work” costs and shortens lead times to customers. Components are built to our highly engineered specifications by a variety of suppliers, including those in low cost countries such as China, Turkey and Mexico. We have built strong relationships with our key suppliers and, while we single source certain of our components, in most cases there are several qualified alternative sources.
Raw Material Costs and Inflation
We source a wide variety of materials and components from a network of global suppliers. These items are typically available from numerous suppliers. Raw materials that go into the components we source, such as steel, plastic resin and copper, are subject to price fluctuations, which could have a negative impact on our results. We strive to offset such cost inflation with price increases to customers and by driving operational cost reductions.
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
Order Backlogs and Seasonality
Our Industrial and Energy segments have relatively short order-to-ship cycles, while our OEM oriented Engineered Solutions segment has a longer cycle, and therefore typically has a larger backlog. We had order backlogs of approximately $209 million at both August 31, 2013 and 2012, respectively. Substantially all orders are expected to be filled within twelve months. While we typically enjoy a stronger second half of our fiscal year, our consolidated sales in total are not subject to significant seasonal fluctuations.

Sales Percentages by Fiscal Quarter

	2013	2012
Quarter 1 (September-November)	24%	24%
Quarter 2 (December - February)	23%	24%
Quarter 3 (March - May)	27%	27%
Quarter 4 (June- August)	26%	25%
	100%	100%

Employees
At August 31, 2013, we employed approximately 6,700 individuals. Our employees are not subject to collective bargaining agreements, with the exception of approximately 365 U.S. production employees, as well as certain international employees covered by government mandated collective labor agreements. We believe we have a good working relationship with our employees.
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
Executive Officers of the Registrant
The names, ages and positions of all of the executive officers of the Company as of October 15, 2013 are listed below.

Name	Age	Position
Robert C. Arzbaecher	53	Chief Executive Officer; Chairman of the Board
William S. Blackmore	57	Executive Vice President—Engineered Solutions Segment
Gustav H.P. Boel	68	Executive Vice President; Director
Mark E. Goldstein	57	President; Director
Sheri R. Grissom	49	Executive Vice President—Global Human Resources
Brian K. Kobylinski	47	Executive Vice President—Industrial Segment and China
Andrew G. Lampereur	50	Executive Vice President and Chief Financial Officer
Sheri L. Roberts	47	Executive Vice President—Energy Segment
David L. Scheer	54	Executive Vice President—Electrical Segment
Theodore C. Wozniak	55	Executive Vice President—Business Development
Robert C. Arzbaecher, Chief Executive Officer and Chairman of the Board of Directors. Mr. Arzbaecher will continue in his role as Chairman of Board, but will step down as Chief Executive Officer of the Company at the January 2014 Annual Meeting, after having served as President and Chief Executive Officer of the Company since 2000. Prior to that, he served as Vice President and Chief Financial Officer of the Company starting in 1994 and Senior Vice President in 1998. He served as Vice President, Finance of Tools & Supplies from 1993 to 1994. He joined the Company in 1992 as Corporate Controller. From 1988 through 1991, Mr. Arzbaecher was employed by Grabill Aerospace Industries LTD, where he last held the position of Chief Financial Officer. Mr. Arzbaecher is also a director at CF Industries Holding, Inc. and Fiduciary Management, Inc. mutual funds.
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
Gustav H.P. Boel, Executive Vice President and member of the Board of Directors. Mr. Boel has been associated with the Company for over 30 years (in various executive roles) and has served as a member of the Board of Directors since 2000. In addition to his Board responsibilities, Mr. Boel currently oversees our LEAD initiatives. Mr. Boel has announced that he will retire from the Company and not stand for re-election to his Board of Directors role at the January 2014 Annual Meeting.
Mark E. Goldstein, President and member of the Board of Directors. Mr Goldstein was named President of the Company and added to the Board of Directors in August 2013, and will assume Chief Executive Officer responsibilities after the January 2014 Annual Meeting. Mr. Goldstein was Actuant’s Chief Operating Officer since fiscal 2007. He joined the Company in fiscal 2001 as the leader of the Gardner Bender business and was appointed Executive Vice President—Tools and Supplies in 2003.

Prior to joining Actuant, he spent over 20 years in sales, marketing and operations management positions at The Stanley Works, most recently as President, Stanley Door Systems. Mr. Goldstein is also a director at Pall Corporation.
Sheri R. Grissom, Executive Vice President—Global Human Resources. Ms. Grissom joined Actuant in fiscal 2011, from Johnson Controls, where she was Vice President of Human Resources for the Service, Energy Solution and Global Workplace Solutions business. Prior to that, Ms. Grissom held human resource leadership positions with several leading global organizations including Johns Manville, McKechnie Group and General Electric. Ms. Grissom brings over 20 years of global human resources experience to Actuant.
Brian K. Kobylinski, Executive Vice President—Industrial Segment and China. Mr. Kobylinski joined the Company in 1993 and progressed through a number of management roles within the Electrical Segment. He became Vice President of Business Development for Actuant in 2002 and was named Global Business Leader, Hydratight in 2005. From 2007 to 2013, he was the Industrial and Energy Segment Leader and currently serves as the Industrial Segment Leader with responsibility for the Company's China operations. Prior to joining the Company, Mr. Kobylinski was employed by Fort Howard Corporation and Federated Insurance.
Andrew G. Lampereur, Executive Vice President and Chief Financial Officer. Mr. Lampereur joined the Company in 1993 as Corporate Controller, a position he held until 1996 when he was appointed Vice President of Finance for Gardner Bender. In 1998, Mr. Lampereur was appointed Vice President, General Manager for Gardner Bender. He was appointed to his present position in August 2000. Prior to joining the Company, Mr. Lampereur held a number of financial management positions at Terex Corporation. Mr. Lampereur was also a director of Robbins & Myers, Inc. from 2005 through 2013.
Sheri L. Roberts - Executive Vice President - Energy Segment. Ms. Roberts joined Actuant in 2013 from Tyco International where she was President, Tyco Valves & Controls, LP and Vice President & General Manager, Global Oil & Gas since 2010. Prior to Tyco, she spent over 20 years with Royal Dutch Shell in various roles of increasing responsibility, the most recent of which was General Manager, Americas for Shell Chemical Company. Ms. Roberts also served as CEO of Shell Mauritius, Ltd.
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
Item  1A.    Risk Factors
The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. If any of the events contemplated by the following risks actually occurs, then our business, financial condition, or results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may adversely impact our business.

General economic uncertainty, a prolonged European recession and overall challenging end market conditions could impact our ability to grow our business and adversely impact our financial condition, results of operations and cash flows.
Our businesses and operating results have been, and will continue to be, affected by worldwide economic conditions. The level of demand for our products depends, in part, on the general economic conditions that exist in our served end markets. A substantial portion of our revenues are derived from customers in cyclical industries (vehicles, industrial, oil & gas) that typically are adversely affected by downward economic cycles. As global economic uncertainty continues, our customers may experience deterioration of their businesses, which may delay or lengthen sales cycles. Unforeseen events may also require additional restructuring costs. Although we expect that the related cost savings and realization of efficiencies will offset the restructuring related costs over time, we may not achieve the net benefits. Like most industrial companies, our sensitivity to economic cycles may have a material effect on our financial condition, results of operations, cash flows and liquidity.

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
Our total assets reflect substantial intangible assets, primarily goodwill. At August 31, 2013, goodwill and other intangible assets totaled $1,112 million, or about 52% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could be required to recognize a non-cash charge to operating earnings for goodwill or other intangible asset impairment. Any significant goodwill or intangible asset impairment could negatively affect our financial condition and results of operations. See Note 3, “Discontinued Operations” in the notes to consolidated financial statements for more information regarding goodwill and intangible asset impairment charges recognized in fiscal 2013 and 2012.
Divestitures and discontinued operations could negatively impact our business, and retained liabilities from businesses that we sell could adversely affect our financial results.
As part of our portfolio management process, the Company reviews its operations for businesses which may no longer be aligned with its strategic initiatives and long-term objectives. During fiscal 2013, we announced our intention to divest the Electrical Segment (a discontinued operation at August 31, 2013). Divestitures pose risks and challenges that could negatively impact our business, including required separation/carve-out activities and costs, disputes with buyers or potential impairment charges. We may also dispose of a business at a price or on terms that are less than we had previously anticipated. After reaching an agreement with a buyer for the disposition of a business, we are also subject to satisfaction of pre-closing conditions, as well as necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing a transaction. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against contingent liabilities related to a businesses sold, such as lawsuits, tax liabilities, product liability claims or environmental matters. Under these types of arrangements, performance by the divested businesses or other conditions outside our control could affect our future financial results.
If we fail to develop new products or our customers do not accept the new products we develop, our business could be adversely affected.
Our ability to develop new products based on innovation can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development, production or commercialization of new products or failure to gain market acceptance of new products and technologies may reduce future sales and adversely affect our competitive position. We continue to invest in the development and marketing of new products through our G + I process. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain competitive advantages or that we can recover major research and development expenses. If we fail to make innovations, launch products with quality problems or the market does not accept our new products, then our financial condition, results of operations, cash flows and liquidity could be adversely affected. A lack of successful new product developments may also cause customers to buy from a competitor or may cause us to have to lower our prices to compete.
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
Our failure to comply with the financial and other covenants in our debt agreements would adversely affect us.
Our senior credit agreement and our other debt agreements contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in us being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. Borrowings under our senior credit facility are secured by most domestic personal property assets and are guaranteed by most of our domestic subsidiaries and by a pledge of the stock of most of our domestic subsidiaries and certain foreign subsidiaries. If borrowings under our senior credit facility were declared or became due and payable immediately as the result of an event of default and we were unable to repay or refinance those borrowings, the lenders could foreclose on the pledged assets and stock. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, when due, which could seriously harm our business.
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
We continue to focus on penetrating global markets as part of our overall growth strategy and expect sales from and into foreign markets to continue to represent a significant portion of our revenue. In addition, many of our manufacturing operations and suppliers are located outside the United States. Our international operations present special risks, primarily from currency exchange rate fluctuations, exposure to local economic and political conditions, export and import restrictions, controls on repatriation of cash and exposure to local political conditions. In particular, our results of operations have been significantly affected by fluctuations in foreign currency exchange rates, especially the Euro and British pound. In addition, there have been several proposals to reform international taxation rules in the United States. We earn a substantial portion of our income from international operations and therefore changes to United States international tax rules may have a material adverse effect on future results of operations or liquidity. To the extent that we expand our international presence, these risks may increase.

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
The primary raw materials that are used in our products include steel, plastic resin, copper, brass, steel wire and rubber. Most of our suppliers are not currently parties to long-term contracts with us. Consequently, we are vulnerable to fluctuations in prices of such raw materials. If market prices for certain materials such as steel, plastic resin and copper rise, it could have a negative effect on our operating results and ability to manufacture our respective products on a timely basis. Factors such as supply and demand, freight costs and transportation availability, inventory levels, the level of imports and general economic conditions may affect the prices of raw materials that we need. If we experience a significant increase in raw material prices, or if we are unable to pass along increases in raw material prices to our customers, our results of operations could be adversely affected. In addition, an increasing portion of our products are sourced from low cost regions. Changes in export laws, taxes and disruptions in transportation routes could adversely impact our results of operations.
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
We are dependent on the continued services of key executives such as our Chief Executive Officer, President, Chief Financial Officer and executives in charge of our segments. We currently do not have employment agreements with most of these or other officers. The departure of key personnel without adequate replacement could severely disrupt our business operations. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience to operate our businesses successfully. From time to time there may be shortages of skilled labor which may make it more difficult and expensive for us to attract and retain qualified employees. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.
Our operations are highly dependent on information technology infrastructure and failures could significantly affect our business.
We depend heavily on our information technology ("IT") infrastructure in order to achieve our business objectives. If we experience a significant problem that impairs this infrastructure, such as a computer virus, cyber attack, a problem with the functioning of an important IT application or an intentional disruption of our IT systems by a third party, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner or otherwise carry on our business in the ordinary course. Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns.
We are subject to litigation, including product liability and warranty claims that may adversely affect our financial condition and results of operations.
We are, from time to time, a party to litigation that arises in the normal course of our business operations, including product warranty and liability claims, contract disputes and environmental, asbestos, employment and other litigation matters. We face an inherent business risk of exposure to product liability and warranty claims in the event that the use of our products is alleged to have resulted in injury or other damage. While we currently maintain general liability and product liability insurance coverage in amounts that we believe are adequate, we may not be able to maintain this insurance on acceptable terms and the insurance may not provide sufficient coverage against potential liabilities that may arise. Any claims brought against us, with or without merit, may have an adverse effect on our business and results of operations as a result of potential adverse outcomes, the expenses associated with defending such claims, the diversion of our management's resources and time and the potential adverse effect to our business reputation.
If our intellectual property protection is inadequate, others may be able to use our technologies and tradenames and thereby reduce our ability to compete, which could have a material adverse effect on us, our financial condition and results of operations.
We regard much of the technology underlying our services and products and the trademarks under which we market our products as proprietary. The steps we take to protect our proprietary technology may be inadequate to prevent misappropriation of our technology, or third parties may independently develop similar technology. We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other contracts to establish and protect our technology and other intellectual property rights. The agreements may be breached or terminated, and we may not have adequate remedies for any breach, and existing trade secrets, patent and copyright law afford us limited protection. Policing unauthorized use of our intellectual property is difficult. A third party could copy or otherwise obtain and use our products or technology without authorization. Litigation may be necessary for us to defend against claims of infringement or to protect our intellectual property rights and could result in substantial cost to us and diversion of our efforts. Further, we might not prevail in such litigation which could harm our business.

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
Item  1B.    Unresolved Staff Comments
None.

Item  2.    Properties
As of August 31, 2013, the Company operated the following facilities in its continuing operations (square footage in thousands):

	Number of Locations			Square Footage
		Distribution / Sales / Admin
	Manufacturing		Total	Owned	Leased	Total
Industrial	8	12	20	157	546	703
Energy	11	29	40	40	974	1,014
Engineered Solutions	18	5	23	634	817	1,451
Corporate and other	1	4	5	353	111	464
	38	50	88	1,184	2,448	3,632
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest facilities are located in the United States, the United Kingdom, the Netherlands, Mexico, Turkey and China. We also maintain a presence in Australia, Azerbaijan, Brazil, Canada, Finland, France, Germany, Hong Kong, Hungary, India, Indonesia, Italy, Japan, Kazakhstan, Malaysia, Norway, Russia, Singapore, South Africa, South Korea, Spain, Sweden and the United Arab Emirates. See Note 8 “Leases” in the notes to the consolidated financial statements for information with respect to our lease commitments. In addition to the facilities above, we retain responsibility for four facilities that are now idle and available for sale or sublease.
Item  3.    Legal Proceedings
We are a party to various legal proceedings that have arisen in the normal course of business, including product liability, environmental, labor and patent claims.
We have recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date, the amount of the loss can be reasonably estimated and the loss is not recoverable through insurance. In our opinion, the resolution of these contingencies is not likely to have a material adverse effect on our financial condition, results of operation or cash flows. For further information refer to Note 14, “Contingencies and Litigation” in the notes to consolidated financial statements.
Item  4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol ATU. At September 30, 2013, there were 1,655 shareholders of record of Actuant Corporation Class A common stock. The high and low sales prices of the common stock were as follows for the previous two fiscal years:

Fiscal Year	Period	High	Low
2013	June 1, 2013 to August 31, 2013	$37.22	$31.18
	March 1, 2013 to May 31, 2013	34.61	29.16
	December 1, 2012 to February 28, 2013	31.77	26.20
	September 1, 2012 to November 30, 2012	31.33	25.38
2012	June 1, 2012 to August 31, 2012	$29.12	$24.23
	March 1, 2012 to May 31, 2012	29.97	24.33
	December 1, 2011 to February 29, 2012	28.94	20.05
	September 1, 2011 to November 30, 2011	24.09	17.63
Dividends
In fiscal 2013, the Company declared a dividend of $0.04 per common share payable on October 15, 2013 to shareholders of record on September 30, 2013. In fiscal 2012, the Company declared a dividend of 0.04 per common share payable on October 16, 2012 to shareholders of record on September 28, 2012.
Share Repurchases
In September 2011, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 7,000,000 shares of the Company’s outstanding Class A common stock. Since the inception of the stock repurchase program 3,983,513 shares have been repurchased at a total cost of $105 million. The following table presents information regarding the repurchase of common stock by the Company during the three months ended August 31, 2013. All of the shares were repurchased as part of the publicly announced program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
June 1 to June 30, 2013	200,000	$31.67	3,658,606
July 1 to July 31, 2013	592,119	33.89	3,066,487
August 1 to August 31, 2013	50,000	34.76	3,016,487
	842,119	$33.41
Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference.

Performance Graph:
The graph below compares the cumulative 5-year total return of Actuant Corporation’s common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Diversified Industrials index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from August 31, 2008 to August 31, 2013.
Copyright(c) 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright(c) 2013 Dow Jones & Co. All rights reserved.

	8/08	8/09	8/10	8/11	8/12	8/13
Actuant Corporation	$100.00	$44.86	$63.08	$64.02	$89.83	$114.27
S&P 500	100.00	81.75	85.76	101.63	119.92	142.35
Dow Jones US Diversified Industrials	100.00	63.83	69.36	80.36	101.89	123.81
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

	Year Ended August 31,
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Statement of Earnings Data(1)(2):
Net sales	$1,280	$1,277	$1,159	$927	$876
Gross profit	507	511	465	353	322
Selling, administrative and engineering expenses	292	285	268	221	201
Restructuring charges	2	—	2	11	13
Impairment charges	—	—	—	—	26
Amortization of intangible assets	23	22	22	19	17
Operating profit	190	204	173	102	65
Earnings from continuing operations	148	125	110	56	23

Diluted earnings per share from continuing operations	$1.98	$1.68	$1.49	$0.78	$0.39
Cash dividends per share declared	0.04	0.04	0.04	0.04	0.04

Diluted weighted average common shares	74,580	74,940	75,305	74,209	66,064

Balance Sheet Data (at end of period)(2):
Total assets	$2,119	$2,007	$2,063	$1,622	$1,568
Total debt	515	398	525	367	400
 _______________________

(1)
Results are from continuing operations and exclude the financial results of previously divested businesses (European Electrical, Acme Aerospace and BH Electronics) and discontinued operations (Electrical segment).

(2)
We have completed various acquisitions that impact the comparability of the selected financial data. The results of operations for these acquisitions are included in our financial results for the period subsequent to their acquisition date. The following table summarizes the significant acquisitions that were completed during the last five fiscal years:

Acquisition	Segment	Date Completed	Sales (a)
Viking SeaTech	Energy	August 2013	$90
CrossControl AB	Engineered Solutions	July 2012	40
Turotest Medidores Ltda	Engineered Solutions	March 2012	13
Jeyco Pty Ltd	Energy	February 2012	20
Weasler Engineering, Inc.	Engineered Solutions	June 2011	85
Selantic	Energy	June 2010	10
Biach Industries	Energy	April 2010	5
Hydrospex	Industrial	April 2010	25
Team Hydrotec	Industrial	April 2010	5
The Cortland Companies		September 2008
Cortland Cable Company	Energy		75
Sanlo, Inc.	Engineered Solutions		25
 _______________________
(a)Represents approximate annual sales (in millions) at the time of the completion of the transaction.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background
As discussed in Item 1, “Business,” we are a global diversified company that manufactures a broad range of industrial products and systems and are organized into three reportable segments, Industrial, Energy and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other products to the industrial and agricultural markets.
Our businesses provide a vast array of products and services across multiple customers and geographies which results in significant diversification. The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to identify, consummate and integrate strategic acquisitions, develop and market innovative new products, expand our business activity geographically and continuously improve operational excellence. We remain focused on maintaining our financial strength by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation. Our priorities during fiscal 2014 include a continued focus on operational excellence, cash flow generation and growth initiatives (new product development, market share gains, geographic expansion and strategic acquisitions).

Historical Financial Data (in millions)

	Year Ended August 31,
	2013		2012		2011
Statements of Earnings Data:
Net sales	$1,280	100%	$1,277	100%	$1,159	100%
Cost of products sold	773	60%	765	60%	694	60%
Gross profit	507	40%	512	40%	465	40%
Selling, administrative and engineering expenses	294	23%	285	22%	270	23%
Amortization of intangible assets	23	2%	22	2%	22	2%
Operating profit	190	15%	205	16%	173	15%
Financing costs, net	25	2%	30	3%	32	3%
Debt refinancing costs	—	0%	17	1%	—	0%
Other expense, net	2	0%	3	0%	3	0%
Earnings from continuing operations before income tax	163	13%	155	12%	138	12%
Income tax expense	15	1%	30	2%	28	2%
Earnings from continuing operations	148	12%	125	10%	110	10%
Earnings (loss) from discontinued operations, net of income taxes	(118)	(9)%	(38)	(3)%	1	0%
Net earnings	$30	3%	$87	7%	$111	10%

Other Financial Data:
Depreciation	$26		$25		$25
Capital expenditures	24		23		23
Consolidated net sales increased by approximately $3 million from $1,277 million  in fiscal 2012 to $1,280 million million in fiscal 2013. Excluding the $48 million of sales from acquired businesses and the $8 million million unfavorable impact of foreign currency exchange rate changes, fiscal 2013 consolidated core sales decreased 3%. The core sales decline (compared to 4% core sales growth in the prior year) is the result of challenging end market conditions and the resulting subdued demand for our products and services. Consolidated operating profit for fiscal 2013 was $190 million, compared to $205 million and $173 million for fiscal 2012 and 2011, respectively. In addition to the impact of economic conditions, the comparability of results between periods is impacted by acquisitions, sales levels (operating leverage), product mix, variable incentive compensation expense and the timing and amount of restructuring charges and related benefits. Refer to Note 13,

“Business Segment, Geographic and Customer Information” in the notes to the consolidated financial statements for further information regarding segment revenues, operating profits and assets.
Segment Results
Industrial Segment
Core sales growth in the Industrial segment moderated throughout fiscal 2013, as economic conditions globally weakened. The segment continues to focus on innovative integrated solutions, the commercialization of new products and the expansion of its business in fast growing regions and vertical markets. Despite tepid economic conditions globally we believe the Industrial segment will continue to generate low single digit core sales growth over the next twelve months, driven by our vertical market initiatives, new product introductions and the benefit of G+I activities. The following table sets forth summary results of operations for the Industrial segment for the three most recent fiscal years (in millions):

	Year Ended August 31,
	2013	2012	2011
Net Sales	$423	$419	$393
Operating Profit	118	115	98
Operating Profit %	27.8%	27.4%	25.0%
Fiscal 2013 compared to Fiscal 2012
Fiscal 2013 Industrial segment net sales increased by $4 million (1%) to $423 million. Higher global integrated solutions sales and market share gains contributed to the modest core sales growth in a time of global economic weakness and tough prior year comparables. Operating profit was $118 million in fiscal 2013, compared to $115 million in fiscal 2012, a $3 million (2%) increase. Operating profit and related margins improved in fiscal 2013 due to productivity improvements, slightly higher sales and lower incentive compensation expense, which were somewhat offset by unfavorable product mix.
Fiscal 2012 compared to Fiscal 2011
Fiscal 2012 Industrial segment net sales increased by $26 million (7%) to $419 million, the result of solid industrial tool demand across most geographies. Excluding the unfavorable impact of foreign currency exchange rate changes ($7 million), year-over-year core sales growth for fiscal 2012 was 9%. Growth + Innovation initiatives, including targeted vertical market strategies on mining and bolting and integrated solutions market share gains, also contributed to sales growth. These higher sales volumes, coupled with favorable product mix and lower incentive compensation costs, resulted in operating profit margin expansion during fiscal 2012. Operating profit in fiscal 2012 grew 17% to $115 million, compared to $98 million in fiscal 2011.
Energy Segment
Increased global demand for oil & gas and other sources of energy have driven positive end market demand trends for the Energy segment. The Energy segment continues to focus on expanding its presence in the global energy markets and successfully integrating the recent Viking acquisition. The Energy segment is expected to generate modest core sales growth in fiscal 2014, the result of solid maintenance and umbilical activity, offset by continued soft demand from non-energy markets (defense, marine and aerospace). The following table sets forth summary results of operations for the Energy segment for the three most recent fiscal years (in millions):

	Year Ended August 31,
	2013	2012	2011
Net Sales	$363	$349	$293
Operating Profit	63	62	49
Operating Profit %	17.4%	17.8%	16.8%

Fiscal 2013 compared to Fiscal 2012
Energy segment net sales for the fiscal year ended August 31, 2013 increased $14 million (4%) to $363 million from $349 million in the prior year. Excluding $12 million of sales from acquisitions and the $3 million unfavorable impact of foreign currency rate changes, year-over-year core sales grew 2% in fiscal 2013 due to overall market growth. Energy segment operating profit was $63 million in fiscal 2013 compared to $62 million in fiscal 2012. Excluding a $3 million favorable adjustment to an acquisition earn out provision in fiscal 2012, fiscal 2013 operating profit improved $4 million (7%), as a result of increased operating leverage (driven by higher sales volumes), favorable product mix and lower incentive compensation costs.
Fiscal 2012 compared to Fiscal 2011
Energy segment net sales for the fiscal year ended August 31, 2012 increased 19% from $293 million to $349 million. Excluding $7 million of sales from the Jeyco acquisition in 2012 and the impact of foreign currency rate changes (which unfavorably impacted sales by $5 million), core sales grew 19% in fiscal 2012. The core sales growth reflects market share gains and continued strong demand for our products, rental assets and technical manpower services across the global energy market. Energy segment operating profit increased $13 million (26%) to $62 million in fiscal 2012 compared to $49 million in fiscal 2011. The year-over-year improvement in operating profit margins is primarily the result of continued productivity improvements, higher sales volumes and a favorable adjustment to an acquisition earn-out provision.
Engineered Solutions Segment
Despite wide-spread weak demand during the first half of fiscal 2013 partially due to OEM inventory reduction efforts, demand has since improved in the off-highway and heavy-duty truck markets. Although end market demand is anticipated to be modest, we expect core sales growth in the Engineered Solutions segment in fiscal 2014, the result of new product launches and the lack of inventory destocking by OEMs. The segment continues to focus on the commercialization of new products and execution of restructuring initiatives to reduce cost and improve market competitiveness. The following table sets forth summary results of operations for the Engineered Solutions segment for the three most recent fiscal years (in millions):

	Year Ended August 31,
	2013	2012	2011
Net Sales	$494	$508	$473
Operating Profit	40	61	64
Operating Profit %	8.2%	12.0%	13.4%
Fiscal 2013 compared to Fiscal 2012
Net sales in the Engineered Solutions segment decreased $14 million (3%) from fiscal 2012 to $494 million in fiscal 2013. Excluding the benefit of $36 million of sales from acquired businesses and the impact of changes in foreign currency exchange rates (which unfavorably impacted sales by $2 million), core sales declined 10% from the prior year. The core sales decline was broad based across most served end markets and geographies and primarily reflected challenging economic conditions and OEM inventory destocking in the heavy-duty truck and off-highway markets. Engineered Solutions segment operating profit declined to $40 million during fiscal 2013 compared to $61 million in the prior year, primarily due to the impact of lower volumes, unfavorable sales mix and $2 million of restructuring costs.
Fiscal 2012 compared to Fiscal 2011
Net sales in the Engineered Solutions segment increased $35 million (7%) to $508 million in fiscal 2012. Excluding the benefit of $84 million of sales from acquired businesses and the headwind from the weaker Euro (which unfavorably impacted sales by $12 million), core sales declined 9% from the prior year. This decline resulted from sharply lower demand and reduced production schedules from vehicle OEM’s serving the convertible top auto and European and China heavy-duty truck markets. Engineered Solutions segment operating profit declined modestly to $61 million during fiscal 2012 compared to $64 million in the prior year, primarily the result of lower sales and unfavorable product mix.
Financing Costs, Net
All debt is considered to be for general corporate purposes and we therefore do not allocate financing costs to our segments. Net financing costs were $25 million, $30 million and $32 million for the years ended August 31, 2013, 2012 and 2011, respectively. The reduction in interest expense in fiscal 2013 reflects the conversion of our 2% Convertible Notes into common stock, as well as the benefit of lower interest rates following the refinancing of our Senior Notes in the third quarter of fiscal 2012.
Income Tax Expense
Our income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, tax minimization planning and our ability to utilize various tax credits and net operating loss carryforwards to reduce income tax expense. Income tax expense also includes the impact of provision to return adjustments, changes in valuation allowances and reserve requirements for unrecognized tax benefits.
The effective income tax rate for fiscal 2013 was 9.4%, compared to 19.0% and 20.2% in fiscal 2012 and 2011, respectively. The lower fiscal 2013 effective tax rate reflects the benefits of tax minimization planning, the utilization of tax net operating losses, favorable changes in tax laws, increased foreign tax credit utilization and favorable discrete items. Discrete period income tax benefits in fiscal 2013 included a $10 million reversal of tax reserves established in prior years (as a result of the lapsing of non-U.S. income tax statues of limitations) and an $11 million adjustment to properly state deferred tax balances related to equity compensation programs (see to Note 1, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements for further discussion). Fiscal 2012 income tax expense included a $6 million discrete income tax benefit resulting from debt refinancing while fiscal 2011 income tax expense included a $4 million benefit from a favorable adjustment to a valuation allowance.
Discontinued Operations
The Electrical segment is primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility, marine and other harsh environment markets. Our Mastervolt business was acquired in December 2010 and is comprised of two product lines, solar and marine. During the fourth quarter of fiscal 2012 we recognized a non-cash impairment charge of $63 million related to the Mastervolt reporting unit. We recorded a further $159 million impairment charge in fiscal 2013, due to our decision to divest the entire Electrical segment.

Since its acquisition in fiscal 2010, financial results for Mastervolt have been volatile, attributable to challenging business and market conditions and regulatory changes. Substantially all of Mastervolt's solar sales are in Europe. Solar demand has been adversely impacted by weak European economic conditions, government subsidy policy changes and budget challenges and the resulting austerity actions that have impacted solar subsidies, consumer confidence and access to credit. As a result of financial challenges facing European governments, significant reductions were made to solar feed in tariff (“FiT”) incentives, which increased the volatility of solar demand, and made investments in solar systems less attractive to potential buyers. Reduced FiT's unfavorably impact our customers' return on investment in solar systems, thereby creating downward pressure on solar inverter pricing. During the fourth quarter of fiscal 2012, reduced incentive schemes were announced and implemented in Mastervolt's key served markets (United Kingdom, France, Belgium, Germany and Italy). The combination of all of these factors reduced Mastervolt's solar sales and margins. This necessitated several actions, including negotiating lower product cost from Mastervolt's suppliers, increasing our efforts to reduce solar inventory levels, initiating management changes, narrowing the focus of the solar business to certain key markets and product lines and reducing overhead through facility closures and headcount reductions.

Mastervolt generated $73 million in sales and $4 million in operating profit in fiscal 2012, excluding the $63 million fourth quarter non-cash impairment charge. Despite the year-over-year improvement in operating results in the second half of fiscal 2012 (relative to operating losses in the prior year comparable periods) the business continued to underperform relative to expectations in its solar product line. While we believe the solar industry will continue to grow, we reduced Mastervolt's long-term sales and profitability expectations as a result of continued pricing pressure, the frequent imbalance between solar industry inverter supply and demand (resulting in excess inventory) and the volatile nature of end market demand given frequent unfavorable FiT changes. We also reviewed the long-term strategic fit of the Mastervolt business in the fourth quarter of fiscal 2012, as part of our annual strategic plan and portfolio management process. Various actions to address the Mastervolt business, and the solar product line in particular, were considered, including continuing to operate and invest in the business, implementing significant restructuring and downsizing actions or exiting the entire business or the solar product line through a possible closure or sale. The adverse business, economic and competitive factors, coupled with the uncertainty regarding the long-term strategic fit of the business, resulted in a $63 million impairment charge during the fourth quarter of fiscal 2012. This consisted of the write-down of $37 million of goodwill and $26 million of indefinite lived intangible assets (tradename). The remaining carrying value of the Mastervolt business was $87 million at August 31, 2012 (including $3 million of net tangible assets and $84 million of intangible assets, goodwill and deferred income taxes).

During the first half of fiscal 2013, we initiated additional restructuring actions including headcount reductions and facility closures in the Electrical segment to respond to weak overall demand and negative year-over-year core sales growth for the segment. Following additional portfolio management discussions, we committed to a plan to divest the entire Electrical segment in May 2013. We have engaged an investment bank to assist us in the sale process and believe that a sale will be completed in the first half of fiscal 2014, subject to terms that are usual and customary for the sale of a business. The divestiture will allow us to streamline our business portfolio and refocus on the remaining three segments in a way that better positions the Company to take advantage of our core competencies, current business model and global growth trends. As a result, we recognized an impairment charge in fiscal 2013 of $159 million, including a write-down of $138 million of goodwill and $21 million of tradenames. Following this write-down, there is no remaining goodwill associated with the Mastervolt reporting unit and $77 million of remaining North American Electrical goodwill. Refer to Note 3, “Discontinued Operations” in the notes to the consolidated financial statements for information regarding the carrying value of assets held for sale.

The results of operations for the Electrical segment have been reported as discontinued operations for all periods presented. The following table summarizes the results of discontinued operations (in millions) for the last three fiscal years:

	Year Ended August 31,
	2013	2012	2011
Net sales	$286	$329	$335

Operating profit	34	28	28
Impairment charges	(159)	(62)	—
Net loss on disposal (1)	—	—	(16)
Income tax benefit (expense)	7	(4)	(11)
Income (loss) from discontinued operations, net of taxes	$(118)	$(38)	$1

(1) In fiscal 2011 the Company completed the sale of its European Electrical business for cash proceeds of $4 million. As a result of the sale transaction, the Company recognized a pre-tax loss on disposal of $16 million, including an $11 million charge to cover future lease payments on an unfavorable real estate lease used by the divested business.

Liquidity and Capital Resources
The following table summarizes the cash flow attributable to operating, investing and financing activities (in millions):

	Year Ended August 31,
	2013	2012	2011
Net cash provided by operating activities	$194	$182	$172
Net cash used in investing activities	(253)	(83)	(331)
Net cash provided by (used in) financing activities	99	(72)	158
Effect of exchange rate changes on cash	(4)	(3)	5
Net increase in cash and cash equivalents	$36	$24	$4

Cash flows from operating activities during fiscal 2013 were $194 million, primarily consisting of net earnings and effective working capital management, offset by the payment of $17 million of fiscal 2012 incentive compensation costs. Investing activities during fiscal 2013 included $24 million of net capital expenditures and the receipt of $5 million in proceeds related to the divestiture of the Nielsen Sessions business. Existing cash, borrowings under the revolving credit facility and operating cash flows funded the $235 million purchase price of the Viking acquisition, the repurchase of approximately 1.3 million shares of the Company’s common stock ($42 million) and the annual dividend.
Cash flows from operating activities in fiscal 2012 were $182 million, the result of strong cash earnings and effective working capital management, which were partially offset by the use of $30 million in the debt refinancing. This net operating cash flow and the proceeds from the debt refinancing funded $63 million of share repurchases, $69 million of business acquisitions and the repayment of revolving credit facility borrowings. Proceeds from the sale of property, plant and equipment (which included the sale-leaseback of certain equipment and the sale of a vacant facility) were $9 million, while capital expenditures totaled $23 million.

During fiscal 2011 we generated $172 million of cash flow from operations, a combination of strong earnings from continuing operations and the ongoing focus on working capital management. We utilized this cash flow, as well as borrowings under our Senior Credit Facility and the $4 million of proceeds from the sale of the European Electrical business to fund the Mastervolt and Weasler acquisitions (totaling $313 million) and $23 million of capital expenditures.
Primary Working Capital Management
We use primary working capital (“PWC”) as a percentage of sales as a key indicator of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. We view this as a measure of asset management efficiency. The following table shows the components of the metric (amounts in millions):

	August 31, 2013		August 31, 2012
	$	PWC %	$	PWC %
Accounts receivable, net	$219	16%	$235	15%
Inventory, net	143	10%	212	13%
Accounts payable	(154)	(11)%	(175)	(11)%
Net primary working capital	$208	15%	$272	17%

Liquidity
Our Senior Credit Facility, which matures on July 18, 2018, includes a $600 million revolving credit facility, a $90 million term loan and a $350 million expansion option. Quarterly principal payments of $1 million begin on the term loan on September 30, 2014, increasing to $2 million per quarter beginning on September 30, 2015, with the remaining principal due at maturity. At August 31, 2013, we had $104 million of cash and cash equivalents and $472 million of unused capacity on the revolver (all of which was available to borrow). We believe that the availability under the Senior Credit Facility, combined with our existing cash on hand and anticipated operating cash flows will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future. See Note 5, “Debt” in the notes to the consolidated financial statements for further discussion on the Senior Credit Facility.
Seasonality and Working Capital
We have met our working capital and capital expenditure requirements through a combination of operating cash flow and revolver availability under our Senior Credit Facility. Although there are modest seasonal factors within certain of our businesses, on a consolidated basis, we do not experience material changes in seasonal working capital or capital resource requirements.
Our receivables are derived from a diverse customer base in a number of industries. We have no single customer which generated 5% or more of fiscal 2013 net sales.
Capital Expenditures
The majority of our manufacturing activities consist of the assembly of components which are sourced from a variety of vendors. As a result, we believe that our capital expenditure requirements are not as extensive as many other industrial companies given the assembly nature of our operations. Capital expenditures (which have historically been funded by operating cash flows) were $24 million in fiscal 2013 and $23 million in both fiscal 2012 and 2011. Capital expenditures for fiscal 2014 are expected to be in the range of $35 to 40 million, but could vary from that depending on business and growth opportunities.
Commitments and Contingencies
Given our desire to allocate available cash flow and revolver availability to fund growth initiatives, we typically lease much of our operating equipment and facilities. We lease certain facilities, computers, equipment and vehicles under various operating lease agreements, generally over periods ranging from one to twenty years. Under most arrangements, we pay the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable us to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. See Note 8, “Leases,” in the notes to consolidated financial statements and the “Contractual Obligations” table below for further information.
We are contingently liable for certain lease payments under leases of businesses that we previously divested or spun-off. Some of these businesses were subsequently sold to third parties. If any of these businesses do not fulfill their future lease payment obligations under the leases, we could be liable for such leases. The present value of future minimum lease payments for these leases was $11 million at August 31, 2013.
We had outstanding letters of credit totaling $11 million and $9 million at August 31, 2013 and 2012, respectively, the majority of which secure self-insured workers compensation liabilities.

Contractual Obligations
The timing of payments due under our contractual commitments is as follows (in millions):

	Payments Due
	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt (principal)	$—	$4	$9	$9	$193	$300	$515
Interest on long-term debt	20	20	20	20	19	61	160
Operating leases	24	19	16	13	10	39	121
Deferred acquisition purchase price	2	3	—	1	—	—	6
	$46	$46	$45	$43	$222	$400	$802

Our operating lease obligations generally relate to amounts due under contracts with third party service providers. These contracts are primarily for real estate leases, information technology services (including software and hardware support services and leases) and telecommunications services. Only those obligations that are not cancelable are included in the table.
We routinely issue purchase orders to numerous vendors for inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor, and are therefore excluded from this table.
We have long-term obligations related to our deferred compensation, pension and postretirement plans that are excluded from this table, summarized in Note 9, “Employee Benefit Plans” in the notes to consolidated financial statements.
As discussed in Note 10, “Income Taxes” in the notes to consolidated financial statements, we have unrecognized tax benefits of $18 million at August 31, 2013. The liability for unrecognized tax benefits was not included in the table of contractual obligations because the timing of the potential settlements of these uncertain tax positions cannot be reasonably estimated.
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
Revenue recognition: We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility of the sales price is reasonably assured. For product sales, delivery does not occur until the passage of title and risk of loss have transferred to the customer (generally when products are shipped). Revenue from services are recognized when the services are provided or ratably over the contract term. We record allowances for discounts, product returns and customer incentives at the time of sale as a reduction of revenue as such allowances can be reliably estimated based on historical experience and known trends. We also offer warranty on our products and accrue for warranty claims at the time of sale based upon the length of the warranty period, historical warranty cost trends and any other related information.
Inventories:  Inventories are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 21% and 19% of total inventories at August 31, 2013 and 2012, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the consolidated balance sheet by approximately $6 million at August 31, 2013 and $7 million at August 31, 2012. We perform an analysis of the historical sales usage of the individual inventory items on hand and a reserve is recorded to adjust inventory cost to market value. The inventory valuation assumptions used are based on historical experience. We believe that such estimates are made based on consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.

Goodwill and Long-Lived Assets:
Annual Impairment Review, Estimates and Sensitivity: Our business acquisition purchase price allocation typically results in recording goodwill and other intangible assets, which are a significant portion of our total assets. On an annual basis, or more frequently if triggering events occur, we compare the estimated fair value of our reporting units to the carrying value to determine if a potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit's goodwill. The estimated fair value represents the amount we think a reporting unit could be bought or sold for in a current transaction between willing parties on an arms-length basis.
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
Our fourth quarter fiscal 2012 impairment calculations included one reporting unit (Mastervolt) in which the carrying value exceeded the estimated fair value (see discussion below on Fiscal 2012 Impairment Charge) and one reporting unit (North American Electrical) that had an estimated fair value that exceeded its carrying value by 13%. The carrying value of the North American Electrical reporting unit was $254 million at August 31, 2012, including $174 million of goodwill from previously completed acquisitions. Key financial assumptions utilized to determine the fair value of the North American Electrical reporting unit included single digit sales growth (including 3% in the terminal year) and a 12.9% discount rate. The estimated future cash flows assumed improved profitability (relative to actual fiscal 2012 results) - driven by savings and efficiencies from the consolidation of manufacturing facilities (which was completed in late fiscal 2012). The assumptions that have the most significant impact on the determination of the fair value of the reporting unit are market valuation multiples, the discount rate and sales growth rates. A 100 basis point increase in the discount rate results in a decrease to the estimated fair value by approximately 9%, while a reduction in the terminal year sales growth rate assumption by 100 basis points would decrease the estimated fair value by approximately 5%. For the remaining seven reporting units, our annual goodwill impairment testing in fiscal 2012 indicated that the estimated fair value of each reporting unit exceeded the carrying value (expressed as a percentage of the carrying value) in excess of 30%.
At August 31, 2013, the fair value of each of our six reporting units from continuing operations exceeded the carrying value in excess of 30%. Key assumptions utilized to estimate the fair value of the reporting units (under a discounted cash flow model) included discount rates (ranging from 10.1% to 11.3%), modest revenue growth rates (including 3% in the terminal year) and a slight improvement in margins as a result of increased operating leverage.
A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required. Significant negative industry or economic trends, disruptions to the Company's business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets or in entity structure and divestitures may adversely impact the assumptions used in the valuations and ultimately result in future impairment charges.
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
Fiscal 2013 Interim Impairment Charge: The material changes in assumptions from the fourth quarter fiscal 2012 impairment tests to third quarter fiscal 2013 Mastervolt and North American Electrical impairment tests were principally a 20% reduction in market valuation multiples (as updated information regarding potential buyers, M&A market conditions and multiples of comparable transactions supported a lower valuation) and lower projected sales volumes, which adversely impacted margin and cash flow assumptions. Uncertainty regarding the long-term growth prospects of the solar market, given its volatile nature and recent industry consolidations/exits by suppliers, also negatively impacted market multiple assumptions (consistent with declining valuations of public solar companies). Our decision to divest the Electrical segment in May 2013 also impacted the impairment calculations, shortening the holding period of the businesses and placing more weighting on the market approach to determine the fair value of the reporting units.
While the Mastervolt marine product line generated sales growth in fiscal 2013, the continued volatility in the solar market, reduced government solar incentives to buyers, increased competitive pricing pressure due to excess inventory throughout the solar industry, coupled with delays in new product launches, business interruption caused by a fire in our research and development lab and the narrowing of our solar product focus collectively resulted in significantly reduced sales projections for the Mastervolt business unit. Similar to other solar industry suppliers, we no longer expect a significant near-term rebound in solar sales that was previously anticipated and therefore revised our financial projections to include lower solar sales levels and reduced profit levels in the future. The revised financial projections and an increase in the discount rate from 16.6% to 19.8% (given the associated risk premium and market outlook) resulted in a $41 million goodwill impairment.
While we believe that our North American Electrical business' diverse electrical products and technologies will continue to generate positive cash flows and earnings, the decision to divest the Electrical segment represented a “triggering event” requiring an interim impairment review. The third quarter fiscal 2013 goodwill impairment charge of $97 million reflected current market conditions (lower projected market multiples), a 16.6% discount rate (compared to 12.9% in the fourth quarter of fiscal 2012) and a consistent expectation regarding moderate to long-term sales growth, including a 3% terminal year growth rate. Sales projections for the North American Electrical business incorporated developments during the first nine months of fiscal 2013, in which sales were below prior year levels by approximately 10%. This decline resulted from the loss of certain low margin retail DIY business, channel inventory reductions across served markets and reduced transformer product line demand from major OEM customers. Despite the reduced sales volumes, profit margins remained consistent with prior projections - the result of controlled spending and the benefits of current year headcount reductions.
To the extent actual proceeds on the ultimate Electrical segment divestiture are less than current projections, or there are changes in the composition of the asset disposal group, further write-downs of the carrying value of the Electrical segment may be required.
Long-Lived Assets: Indefinite lived intangible assets are also subject to annual impairment testing. On an annual basis, the fair value of the indefinite lived assets, based on a relief of royalty income approach, are evaluated to determine if an impairment charge is required. In the fourth quarter of fiscal 2012 we recognized a $26 million impairment of the Mastervolt tradename - the result of a reduction in the assumed royal rate (from 3.5% to 2%) and lower projected long-term Mastervolt solar sales. In the third quarter of fiscal 2013 we also reassessed the recoverability of all Electrical segment tradenames as a result of the plan to divest the segment, and recognized an additional $21 million tradename impairment. The estimated fair value of the tradenames were adversely impacted by further reductions in royalty rate assumptions, an increase in the discount rate and lower projected sales volumes.
We also review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, we perform undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. During the third quarter of fiscal 2013, we recognized an $11 million impairment of Electrical segment long-lived assets, representing the excess of the net book value of the assets held for sale over the estimated fair value, less selling costs. We re-assessed our initial estimate of fair value less selling costs (based on additional information available as a result of the sale process) as of August 31, 2013 and recognized an $11 million increase to the carrying value of the Electrical segment assets.
Business Combinations and Purchase Accounting: We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and tangible long-lived assets. Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate.
Employee Benefit Plans: We provide a variety of benefits to employees and former employees, including in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on a August 31 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return and health care cost trend rates. We determine the discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of our benefit obligations, with appropriate consideration of local market factors, participant demographics and benefit payment forecasts. At August 31, 2013 and 2012, the weighted-average discount rate on domestic benefit plans was 4.9% and 3.9%, respectively. In estimating the expected return on plan assets, we consider the historical returns on plan assets, forward-looking considerations, inflation assumptions and the impact of the management of the plans’ invested assets. Domestic benefit plan assets consist primarily of participating units in mutual funds, index funds and bond funds. The expected return on domestic benefit plan assets was 7.65% and 7.75% at August 31, 2013 and 2012, respectively. A 25 basis point change in the assumptions for the discount rate or expected return on plan assets would not materially change fiscal 2014 domestic benefit plan expense.
We review actuarial assumptions on an annual basis and make modifications based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of any modifications are recorded currently or amortized over future periods. Based on information provided by independent actuaries and other relevant sources, we believe that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows. See Note 9, “Employee Benefit Plans” in the notes to the consolidated financial statements for further discussion.
Income Taxes:   We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense also reflects our best estimates and assumptions regarding, among other things, the level of future taxable income and the effect of various tax planning strategies. However, future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded
Use of Estimates:   We record reserves or allowances for customer rebates, returns and discounts, doubtful accounts, inventory, incurred but not reported medical claims, environmental matters, warranty claims, workers compensation claims, product and non-product litigation and incentive compensation. These reserves require the use of estimates and judgment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We believe that such estimates are made on a consistent basis and with appropriate assumptions and methods. However, actual results may differ from these estimates.
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
Foreign Currency Risk—We maintain operations in the U.S. and various foreign countries. Our non-U.S. operations, the largest of which are located in the Netherlands, United Kingdom, Mexico and China, have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions, primarily forward foreign currency swaps, that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 7, “Derivatives” in the notes to the consolidated financial statements for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.
The strengthening of the U.S. dollar could also result in unfavorable translation effects on our results of operations and financial position as the results of foreign operations are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, annual sales and operating profit were remeasured assuming a ten percent reduction in foreign exchange rates compared with the U.S. dollar. Under this assumption, annual sales and operating profit would have been $75 million and $8 million lower, respectively, for the twelve months ended August 31, 2013. This sensitivity analysis assumed that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a ten percent decline in foreign currency exchange rates relative to the U.S. dollar on our August 31, 2013 financial position would result in a $32 million reduction to equity (accumulated other comprehensive loss), as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
Interest Rate Risk—We have earnings exposure related to interest rate changes on our outstanding floating rate debt that is indexed off of LIBOR interest rates. We periodically utilize interest rate swap agreements to manage overall financing costs and interest rate risk. As discussed in Note 5, “Debt” in the notes to the consolidated financial statements, at August 31, 2011 we were a party to interest rate swap agreements that converted $100 million of floating rate debt to a fixed rate of interest. These swaps were terminated during fiscal 2012 as part of the debt refinancing transaction. A 25 basis point increase or decrease in the applicable interest rates on our variable rate debt as of August 31, 2013 would result in a corresponding change in financing costs of approximately $1 million on an annual basis.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Actuant Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Actuant Corporation and its subsidiaries at August 31, 2013 and August 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9a. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in “Management’s Report on Internal Control Over Financial Reporting,” management has excluded Viking SeaTech ("Viking") from its assessment of internal control over financial reporting as of August 31, 2013 because the business was acquired by the Company in a purchase business combination on August 27, 2013. We have also excluded Viking from our audit of internal control over financial reporting. Viking is a wholly-owned subsidiary of the Company whose total assets and revenues represent approximately 13% and less than 1% respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2013.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
October 25, 2013

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Year Ended August 31,
	2013	2012	2011
Net sales	$1,279,742	$1,276,521	$1,159,310
Cost of products sold	772,792	765,061	694,508
Gross profit	506,950	511,460	464,802
Selling, administrative and engineering expenses	293,866	284,920	270,392
Amortization of intangible assets	22,939	22,026	21,523
Operating profit	190,145	204,514	172,887
Financing costs, net	24,837	29,561	32,119
Debt refinancing costs	—	16,830	—
Other expense, net	2,359	3,493	2,747
Earnings from continuing operations before income tax	162,949	154,630	138,021
Income tax expense	15,372	29,354	27,833
Earnings from continuing operations	147,577	125,276	110,188
Earnings (loss) from discontinued operations, net of income taxes	(117,529)	(37,986)	1,371
Net earnings	$30,048	$87,290	$111,559

Earnings from continuing operations per share:
Basic	$2.02	$1.79	$1.61
Diluted	$1.98	$1.68	$1.49

Earnings per share:
Basic	$0.41	$1.25	$1.63
Diluted	$0.40	$1.17	$1.50

Weighted average common shares outstanding:
Basic	72,979	70,099	68,254
Diluted	74,580	74,940	75,305

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	August 31,
	2013	2012	2011
Net earnings	$30,048	$87,290	$111,559
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,918)	(48,571)	46,307
Pension and other postretirement benefit plans
Funded status adjustment	3,442	(6,358)	2,766
Reclassification adjustment for losses included in net earnings	125	—	2,988
Amortization of actuarial losses included in net periodic pension cost	360	183	187
	3,927	(6,175)	5,941
Cash flow hedges
Unrealized net loss arising during period	(140)	(80)	(2,822)
Reclassification adjustment for loss (gain) included in net earnings	(57)	3,033	—
	(197)	2,953	(2,822)
Total other comprehensive income (loss), net of tax	812	(51,793)	49,426
Comprehensive income	$30,860	$35,497	$160,985

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	August 31,
	2013	2012
A S S E T S
Current assets
Cash and cash equivalents	$103,986	$68,184
Accounts receivable, net	219,075	234,756
Inventories, net	142,549	211,690
Deferred income taxes	18,796	22,583
Prepaid expenses and other current assets	28,228	24,068
Assets of discontinued operations	272,606	—
Total current assets	785,240	561,281
Property, plant and equipment
Land, buildings, and improvements	52,669	49,866
Machinery and equipment	305,200	242,718
Gross property, plant and equipment	357,869	292,584
Less: Accumulated depreciation	(156,373)	(176,700)
Property, plant and equipment, net	201,496	115,884
Goodwill	734,952	866,412
Other intangibles, net	376,692	445,884
Other long-term assets	20,952	17,658
Total assets	$2,119,332	$2,007,119
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities
Trade accounts payable	$154,049	$174,746
Accrued compensation and benefits	43,800	58,817
Current maturities of debt	—	7,500
Income taxes payable	14,014	5,778
Other current liabilities	56,899	72,165
Liabilities of discontinued operations	53,080	—
Total current liabilities	321,842	319,006
Long-term debt	515,000	390,000
Deferred income taxes	115,865	132,653
Pension and postretirement benefit liabilities	20,698	26,442
Other long-term liabilities	65,660	87,182
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 77,001,144 and 75,519,079 shares, respectively	15,399	15,102
Additional paid-in capital	49,758	7,725
Treasury stock, at cost, 3,983,513 shares and 2,658,751 shares, respectively	(104,915)	(63,083)
Retained earnings	1,188,685	1,161,564
Accumulated other comprehensive loss	(68,660)	(69,472)
Stock held in trust	(3,124)	(2,689)
Deferred compensation liability	3,124	2,689
Total shareholders’ equity	1,080,267	1,051,836
Total liabilities and shareholders’ equity	$2,119,332	$2,007,119
The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2013	2012	2011
Operating activities
Net earnings	$30,048	$87,290	$111,559
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash items:
Depreciation and amortization	53,902	54,263	52,996
Net loss on disposal of business	—	—	11,695
Stock-based compensation expense	13,440	13,346	10,758
Provision (benefit) for deferred income taxes	(44,265)	(10,524)	6,480
Amortization of debt discount and debt issuance costs	1,940	1,990	2,904
Impairment charges	158,817	62,464	—
Non-cash debt refinancing costs	—	2,254	—
Other non-cash adjustments	328	—	(46)
Changes in components of working capital and other:
Accounts receivable	(10,925)	(12,310)	(2,564)
Inventories	13,714	11,532	(29,909)
Prepaid expenses and other assets	(4,603)	(2,164)	5,876
Trade accounts payable	(9,279)	5,902	7,158
Income taxes payable	594	(17,903)	4,155
Accrued compensation and benefits	(14,256)	(6,292)	12,178
Other accrued liabilities	4,334	(7,519)	(21,674)
Cash provided by operating activities	193,789	182,329	171,566
Investing activities
Proceeds from sale of property, plant and equipment	1,621	8,501	1,779
Proceeds from sale of business	4,854	—	3,463
Capital expenditures	(23,668)	(22,740)	(23,096)
Business acquisitions, net of cash acquired	(235,489)	(69,309)	(313,106)
Cash used in investing activities	(252,682)	(83,548)	(330,960)
Financing activities
Net borrowings (repayments) on revolver	125,000	(58,167)	58,204
Principal repayments on term loans	(7,500)	(2,500)	—
Proceeds from issuance of term loans	—	—	100,000
Repurchases of 2% Convertible Notes	—	(102)	(34)
Proceeds from issuance of 5.625% Senior Notes	—	300,000	—
Redemption of 6.875% Senior Notes	—	(250,000)	—
Payment of deferred acquisition consideration	(5,378)	(958)	(350)
Debt issuance costs	(2,035)	(5,490)	(5,197)
Purchase of treasury shares	(41,832)	(63,083)	—
Stock option exercises, related tax benefits and other	33,261	10,913	8,235
Cash dividend	(2,911)	(2,748)	(2,716)
Cash provided by (used in) financing activities	98,605	(72,135)	158,142
Effect of exchange rate changes on cash	(3,910)	(2,683)	5,251
Net increase in cash and cash equivalents	35,802	23,963	3,999
Cash and cash equivalents—beginning of year	68,184	44,221	40,222
Cash and cash equivalents—end of year	$103,986	$68,184	$44,221
The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2010	68,056	$13,610	$(175,157)	$—	$968,373	$(67,105)	$(1,934)	$1,934	$739,721
Net earnings	—	—	—	—	111,559	—	—	—	111,559
Other comprehensive income, net of tax	—	—	—	—	—	49,426	—	—	49,426
Company stock contribution to employee benefit plans and other	138	29	3,050	—	—	—	—	—	3,079
Restricted stock awards	(31)	(7)	7	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,740)	—	—	—	(2,740)
Stock based compensation expense	—	—	11,036	—	—	—	—	—	11,036
Stock option exercises	484	97	4,227	—	—	—	—	—	4,324
Excess tax benefit on stock option exercises	—	—	2,364	—	—	—	—	—	2,364
Stock issued to, acquired for and distributed from rabbi trust	10	2	242	—	—	—	(203)	203	244
Balance at August 31, 2011	68,657	13,731	(154,231)	—	1,077,192	(17,679)	(2,137)	2,137	919,013
Net earnings	—	—	—	—	87,290	—	—	—	87,290
Other comprehensive income, net of tax	—	—	—	—	—	(51,793)	—	—	(51,793)
Company stock contribution to employee benefit plans and other	277	55	5,530	—	—	—	—	—	5,585
Conversion of 2% Convertible Notes	5,962	1,192	133,757	—	—	—	—	—	134,949
Restricted stock awards	17	3	(3)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,918)	—	—	—	(2,918)
Treasury stock repurchases	—	—	—	(63,083)	—	—	—	—	(63,083)
Stock based compensation expense	—	—	13,346	—	—	—	—	—	13,346
Stock option exercises	580	116	6,434	—	—	—	—	—	6,550
Excess tax benefit on stock option exercises	—	—	2,349	—	—	—	—	—	2,349
Stock issued to, acquired for and distributed from rabbi trust	26	5	543	—	—	—	(552)	552	548
Balance at August 31, 2012	75,519	15,102	7,725	(63,083)	1,161,564	(69,472)	(2,689)	2,689	1,051,836
Net earnings	—	—	—	—	30,048	—	—	—	30,048
Other comprehensive income, net of tax	—	—	—	—	—	812	—	—	812
Company stock contribution to employee benefit plans and other	21	5	592	—	—	—	—	—	597
Restricted stock awards	169	34	(34)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,927)	—	—	—	(2,927)
Treasury stock repurchases	—	—	—	(41,832)	—	—	—	—	(41,832)
Stock based compensation expense	—	—	13,440	—	—	—	—	—	13,440
Stock option exercises	1,276	255	24,585	—	—	—	—	—	24,840
Excess tax benefit on stock option exercises	—	—	2,954	—	—	—	—	—	2,954
Stock issued to, acquired for and distributed from rabbi trust	16	3	496	—	—	—	(435)	435	499
Balance at August 31, 2013	77,001	$15,399	$49,758	$(104,915)	$1,188,685	$(68,660)	$(3,124)	$3,124	$1,080,267
The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies
Nature of Operations:    Actuant Corporation (“Actuant” or the “Company”) is a global manufacturer of a broad range of industrial products and systems, organized into three reportable segments. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and other energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other products to the industrial and agricultural markets.
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
Inventories:    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (approximately 21% and 19% of total inventories in 2013 and 2012, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than the amounts in the consolidated balance sheets by approximately $5.8 million and $6.6 million at August 31, 2013 and 2012, respectively.
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
Impairment of Long-Lived and Other Intangible Assets:    The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and finite-lived intangible assets may warrant revision or that the remaining balance of the asset may not be recoverable. The measurement of possible impairment is generally estimated by the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. If impairment is determined to exist, any related impairment loss is calculated based on the fair value of the asset. See Note 3, “Discontinued Operations” for details on long-lived asset impairment charges recognized in fiscal 2012 and 2013.
Product Warranty Costs:    The Company generally offers its customers a warranty on products sold, although warranty periods may vary by product type and application. During fiscal 2012 the warranty reserve was reduced by $7.7 million, the result of a purchase accounting adjustment to Mastervolt's initial estimated warranty reserve. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a reconciliation of the changes in product warranty reserves for fiscal years 2013 and 2012 (in thousands):

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2013	2012
Beginning balance	$12,869	$23,707
Warranty reserves of acquired businesses	981	338
Purchase accounting adjustments	—	(7,726)
Provision for warranties	7,907	9,219
Warranty payments and costs incurred	(11,616)	(10,893)
Discontinued operations reclassification	(3,107)	—
Impact of changes in foreign currency rates	379	(1,776)
Ending balance	$7,413	$12,869
Revenue Recognition:    The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility of the sales price is reasonably assured. For product sales, delivery does not occur until the passage of title and risk of loss have transferred to the customer (generally when products are shipped). Revenue from services is recognized when the services are provided or ratably over the contract term. Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company maintains an accrual at the end of each period for the earned, but unpaid costs related to the programs. The Company generally does not require collateral or other security for receivables and provides for an allowance for doubtful accounts based on historical experience and a review of its existing receivables. Accounts Receivable are stated net of an allowance for doubtful accounts of $3.7 million and $4.4 million at August 31, 2013 and 2012, respectively.
Shipping and Handling Costs:    The Company records costs associated with shipping its products in cost of products sold.
Research and Development Costs:    Research and development costs consist primarily of an allocation of overall engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $21.0 million, $17.1 million and $12.5 million in fiscal 2013, 2012 and 2011, respectively. The Company also incurs significant costs in connection with fulfilling custom orders and developing unique solutions for unique customer needs which are not included in these research and development expense totals.
Other Income/Expense:    Other income and expense primarily consists of foreign exchange transaction losses of $2.7 million, $3.9 million and $3.3 million in fiscal 2013, 2012 and 2011, respectively.

Financing Costs:    Financing costs represent interest expense, financing fees and amortization of debt issuance costs, net of interest income.
Income Taxes:    The provision for income taxes includes federal, state, local and non-U.S. taxes on income. Tax credits, primarily for non-U.S. earnings, are recognized as a reduction of the provision for income taxes in the year in which they are available for U.S. tax purposes. Deferred taxes are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not more likely than not of being realized. The Company has not provided for any residual U.S. income taxes on unremitted earnings of non-U.S. subsidiaries as such earnings are intended to be indefinitely reinvested. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
Foreign Currency Translation:    The financial statements of the Company’s foreign operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an appropriate weighted average exchange rate for each applicable period for revenues and expenses. Translation adjustments are reflected in the consolidated balance sheets and consolidated statements of shareholders' equity caption “Accumulated Other Comprehensive Loss.”
Prior Period Correction: The Company recorded a $10.6 million adjustment in the fourth quarter of fiscal 2013 to properly state deferred income tax balances associated with its equity compensation programs.  This adjustment, which resulted in a reduction to both long-term deferred income tax liabilities and income tax expense, was the result of the accumulation of immaterial errors over multiple prior periods. The correction is not material to current or previously issued financial statements.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates:    The Company has recorded reserves or allowances for customer rebates, returns and discounts, doubtful accounts, inventory, incurred but not reported medical claims, environmental matters, warranty claims, workers compensation claims, product and non-product litigation and incentive compensation. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate assumptions. Actual results may differ from these estimates under different assumptions or conditions.
Note 2.    Acquisitions
The Company completed several business acquisitions during the last three years. All of the acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase prices reflect the future earnings and cash flow potential of these companies, as well as the complementary strategic fit and resulting synergies these businesses bring to existing operations. The Company incurred acquisition transaction costs of $3.7 million, $1.4 million and $1.9 million in fiscal 2013, 2012 and 2011, respectively, related to various business acquisition activities.
The Company makes an initial allocation of the purchase price, at the date of acquisition, based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), through asset appraisals and learning more about the newly acquired business, the Company will refine its estimates of fair value and adjust the purchase price allocation. During fiscal 2013, goodwill related to prior year acquisitions increased by less than $0.1 million, the net result of purchase accounting adjustments to the fair value of acquired assets and assumed liabilities.
Fiscal 2013
The Company acquired Viking SeaTech (“Viking”) for $235.4 million on August 27, 2013. Viking expands the Energy segment's geographic presence, technologies and services provided to the global energy market. Headquartered in Aberdeen, Scotland, Viking is a support specialist providing a comprehensive range of equipment and services to the offshore oil & gas industry. Viking serves customers globally with primary markets in the North Sea (U.K. and Norway) and Australia. The majority of Viking's revenue is derived from offshore vessel mooring solutions which include design, rental, installation and inspection. Viking also provides survey, manpower and other marine services to offshore operators, drillers and energy asset owners. The purchase price allocation for this acquisition resulted in the recognition of $87.7 million of goodwill (which is not deductible for tax purposes) and $65.4 million of intangible assets, including $40.5 million of customer relationships and $24.9 million of tradenames.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the Viking acquisition (in thousands):

Total
Accounts receivable, net	$17,225
Inventories	1,582
Property, plant & equipment	99,776
Goodwill	87,734
Other intangible assets	65,360
Other assets	1,755
Trade accounts payable	(7,664)
Deferred income taxes	(25,923)
Other liabilities	(4,439)
Cash paid, net of cash acquired	$235,406
Fiscal 2012
During fiscal 2012, the Company completed two maximatecc tuck-in acquisitions that further expand the geographic presence, product offerings and technologies of the Engineered Solutions segment. On July 20, 2012 the Company completed the acquisition of the stock of CrossControl AB (“CrossControl”) for $40.6 million of cash, plus potential contingent consideration. CrossControl, headquartered in Sweden, provides advanced electronic solutions for human-machine interaction, vehicle control and mobile connectivity in critical environments. On March 28, 2012 the Company acquired the stock of

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Turotest Medidores Ltda (“Turotest”) for $8.1 million of cash and $5.3 million of deferred purchase price. Turotest, headquartered in Brazil, designs and manufactures instrument panels and gauges serving the Brazilian agriculture and industrial markets.
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
The combined purchase price allocation for all three fiscal 2012 acquisitions resulted in the recognition of $40.1 million of goodwill (which is not deductible for tax purposes) and $32.8 million of intangible assets, including $24.2 million of customer relationships, $5.7 million of tradenames, $2.2 million of technologies and $0.7 million of non-compete agreements.
Fiscal 2011
On June 2, 2011, the Company completed the acquisition of the stock of Weasler Engineering, Inc. (“Weasler”) for $153.2 million of cash. The purchase consideration was funded through the Company’s existing cash balances and borrowings under the revolving credit facility. Weasler, which is headquartered in Wisconsin, is a global designer and manufacturer of highly engineered drive train components and systems for agriculture, lawn & turf and industrial equipment. Weasler also supplies a variety of torque limiters, high-end gear boxes, clutches and torsional dampers.
On December 10, 2010, the Company completed the acquisition of the stock of Mastervolt International Holding B.V. (“Mastervolt”) for $158.2 million of cash. Mastervolt, which is headquartered in The Netherlands, is a designer, developer and global supplier of highly innovative, branded power electronics, primarily for the solar and marine markets.
The combined purchase price allocations for the two fiscal 2011 acquisitions resulted in the recognition of $152.4 million of goodwill (which is not deductible for tax purposes) and $157.5 million of intangible assets, including $81.5 million of customer relationships, $69.9 million of tradenames, $5.5 million of patents and technologies and $0.6 million of non-compete agreements.
The following unaudited pro forma results of operations of the Company give effect to all acquisitions completed in the last three years as though the transactions and related financing activities had occurred on September 1, 2010 (in thousands, except per share amounts).

	Year Ended August 31,
	2013	2012	2011
Net sales
As reported	$1,279,742	$1,276,521	$1,159,310
Pro forma	1,365,115	1,419,173	1,393,061
Earnings from continuing operations
As reported	$147,577	$125,276	$110,188
Pro forma	153,946	134,581	125,785
Basic earnings per share from continuing operations
As reported	$2.02	$1.79	$1.61
Pro forma	2.11	1.92	1.84
Diluted earnings per share from continuing operations
As reported	$1.98	$1.68	$1.49
Pro forma	2.06	1.81	1.69

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Discontinued Operations
The Electrical segment is involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility, marine and other harsh environment markets. The results of operations for the Electrical segment have been reported as discontinued operations in the accompanying consolidated statements of earnings for all periods presented as a result of the Company announcing its intention to divest this segment in the third quarter of fiscal 2013. The following table summarizes the results of the Electrical segment for each of the last three fiscal years (in thousands):

	Year Ended August 31,
	2013	2012	2011
Net sales	$286,308	$328,821	$335,318

Operating profit	34,536	28,148	20,029
Impairment charge	(159,104)	(62,464)	—
Net loss on disposal (1)	—	—	(15,829)
Income tax benefit (expense)	7,039	(3,670)	(2,829)
Income (loss) from discontinued operations, net of taxes	$(117,529)	$(37,986)	$1,371

(1) During the second quarter of fiscal 2011, the Company completed the sale of the European Electrical business for total cash proceeds of $3.5 million, net of transaction costs. As a result of the sale transaction, the Company recognized a pre-tax loss on disposal of $15.8 million, including an $11.4 million charge to cover future lease payments on an unfavorable real estate lease used by the divested business.

During the third quarter of fiscal 2013, the Company committed to a plan to divest the entire Electrical segment. The divestiture will allow the Company to streamline its business portfolio and refocus on the remaining three segments in a way that better positions the Company to take advantage of its core competencies, current business model and global growth trends. As a result, the Company recognized a non-cash impairment charge in fiscal 2013 of $159.1 million, including a write-down of $137.8 million of goodwill and $21.3 million of indefinite lived intangible assets (tradename). The impairment charge represents the excess of the net book value of the assets held for sale over the estimated fair value, less selling costs. As a result of the impairment charge, there is no remaining goodwill associated with the Mastervolt business and $76.9 million for North American Electrical. The following is a summary of the August 31, 2013 assets and liabilities of the Electrical segment (in thousands):

Accounts receivable, net	$41,247
Inventories, net	55,142
Property, plant & equipment, net	9,545
Goodwill	76,877
Other intangible assets, net	84,387
Other assets	5,408
Assets of discontinued operations	$272,606

Trade accounts payable	$19,824
Other current liabilities	12,984
Deferred income taxes	9,376
Other long-term liabilities	10,896
Liabilities of discontinued operations	$53,080
During the fourth quarter of fiscal 2012, the Company recognized a $62.5 million pre-tax non-cash impairment charge related to the goodwill and indefinite lived intangible assets of the Electrical segment's Mastervolt business. The impairment was the result of business underperformance and volatility in the solar market. During the fourth quarter of fiscal 2012, industry-wide solar inverter inventory levels and production capacity exceeded demand, significant pricing competition existed and less favorable government incentive schemes were announced and implemented in Mastervolt's served European markets. This challenging economic and competitive environment, as well as uncertainty regarding the long-term strategic fit of the

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business had a significant adverse impact on projected long-term Mastervolt sales and profits. The impairment charge consisted of the write-down of $36.6 million of goodwill and $25.9 million of indefinite lived intangible assets (tradenames).
Note 4.    Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Impairment tests are performed by the Company annually in the fourth quarter of each fiscal year. Total cumulative goodwill impairment charges for continuing operations were $22.2 million at August 31, 2013 and 2012. The changes in the carrying amount of goodwill for the years ended August 31, 2013 and 2012 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2011	$85,409	$252,285	$260,777	$289,995	$888,466
Businesses acquired	—	14,101	—	26,188	40,289
Purchase accounting adjustments	—	—	(3,995)	715	(3,280)
Impairment charge	—	—	(36,557)	—	(36,557)
Impact of changes in foreign currency rates	(4,005)	(6,865)	(6,355)	(5,281)	(22,506)
Balance as of August 31, 2012	81,404	259,521	213,870	311,617	866,412
Business acquired	—	87,734	—	—	87,734
Purchase accounting adjustments	—	117	—	(100)	17
Impairment charge	—	—	(137,804)	—	(137,804)
Reclassification to discontinued operations	—	—	(76,877)	—	(76,877)
Divestiture of Nielsen Sessions business	—	—	—	(2,556)	(2,556)
Impact of changes in foreign currency rates	1,207	(5,469)	811	1,477	(1,974)
Balance as of August 31, 2013	$82,611	$341,903	$—	$310,438	$734,952

The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	Weighted Average Amortization Period (Years)	August 31, 2013			August 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$318,143	$95,215	$222,928	$347,739	$93,768	$253,971
Patents	11	30,564	18,747	11,817	52,851	34,842	18,009
Trademarks and tradenames	19	24,088	7,356	16,732	43,820	8,670	35,150
Non-compete agreements and other	4	7,034	6,458	576	7,677	6,316	1,361
Indefinite lived intangible assets:
Tradenames	N/A	124,639	—	124,639	137,393	—	137,393
		$504,468	$127,776	$376,692	$589,480	$143,596	$445,884
Changes in the gross carrying value of intangible assets result from foreign currency exchange rate changes, impairment charges and the reclassification of Electrical segment intangible assets to discontinued operations (refer to Note 3, "Discontinued Operations"). Amortization expense recorded on intangible assets for the years ended August 31, 2013, 2012 and 2011 was $22.9 million, $22.0 million and $21.5 million, respectively. Amortization expense for future years is estimated to be: $24.6 million in each of fiscal years 2014 and 2015, $24.5 million in fiscal 2016, $23.4 million in fiscal 2017, $23.0 million in fiscal 2018 and $132.0 million in aggregate thereafter. The future amortization expense amounts represent estimates, which may change based on future acquisitions, changes in foreign currency exchange rates or other factors.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	August 31,
	2013	2012
Senior Credit Facility
Revolver	$125,000	$—
Term Loan	90,000	97,500
	215,000	97,500
5.625% Senior Notes	300,000	300,000
Total Senior Indebtedness	515,000	397,500
Less: current maturities of long-term debt	—	(7,500)
Total long-term debt, less current maturities	$515,000	$390,000
The Company’s Senior Credit Facility, which matures on July 18, 2018, provides a $600.0 million revolving credit facility, a $90.0 million term loan and a $350.0 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.00% to 2.50% in the case of loans bearing interest at LIBOR and from 0.00% to 1.50% in the case of loans bearing interest at the base rate. As of August 31, 2013, the borrowing spread on LIBOR based borrowings was 1.25% (aggregating to approximately 1.50%). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.40% per annum. As of August 31, 2013 the available and unused credit line under the revolver was $471.6 million. Quarterly term loan principal payments of $1.1 million begin on September 30, 2014, increase to $2.3 million per quarter on September 30, 2015, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.50:1. The Company was in compliance with its financial covenants at August 31, 2013.
On April 16, 2012, the Company issued $300.0 million of 5.625% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Company utilized the net proceeds from this issuance to fund the repurchase of all its then-outstanding $250 million 6.875% Senior Notes due 2017 at a cost of 104%, or $260.4 million.
In November 2003, the Company issued $150.0 million of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). Prior to fiscal 2012, the Company had repurchased (for cash) $32.2 million of 2% Convertible Notes at an average price of 99.3% of par value. In addition, $0.2 million of 2% Convertible Notes were converted into shares of the Company’s Class A common stock in the first quarter of fiscal 2012. In March 2012, the Company called all of the remaining $117.6 million of 2% Convertible Notes outstanding for cash at par. As a result of the call notice, substantially all of the holders of the 2% Convertible Notes converted them into newly issued shares of the Company’s Class A common stock, at a conversion rate of 50.6554 shares per $1,000 of principal amount (resulting in the issuance of 5,951,440 shares of common stock), while the remaining $0.1 million of 2% Convertible Notes were repurchased for cash. The impact of the additional share issuance was already included in the diluted earnings per share calculation on an if-converted method. As a result of the 2% Convertible Notes being redeemed for the Company’s common stock, $15.6 million of related prior income tax benefit was recaptured and repaid in the fourth quarter of fiscal 2012.
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
In connection with the debt refinancing activities, during the year ended August 31, 2012, the Company recognized a $16.8 million pre-tax debt refinancing charge, which included $10.4 million of tender premium paid to holders of the 6.875%

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes, a $2.3 million write-off of deferred financing costs and debt discount and a $4.1 million charge related to the termination of the interest rate swap agreements. The related tax benefit on the debt refinancing charge was $6.3 million.
The Company made cash interest payments of $20.8 million, $25.9 million and $26.1 million in fiscal 2013, 2012 and 2011, respectively.

Note 6.    Fair Value Measurements
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

	August 31,
	2013	2012
Level 1 Valuation:
Cash equivalents	$1,092	$5,154
Investments	1,793	1,602
Level 2 Valuation:
Foreign currency forward contracts	$143	$945

At August 31, 2012, Mastervolt's goodwill ($40.0 million) and tradename ($13.6 million) were written down to estimated fair value, resulting in a non-cash impairment charge of $62.5 million. In order to arrive at the implied fair value of goodwill, the Company assigned the fair value to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The tradename was valued using the relief of royalty income approach. At August 31, 2013, the assets and liabilities of the Electrical segment are classified as discontinued operations and therefore are valued at fair value, less cost to sell. In determining the fair value of the Electrical segment the Company utilized generally accepted valuation techniques, which required the Company to make assumptions and apply judgment to estimate macro economic factors, industry and market trends and the future profitability of current business strategies. These represent Level 3 assets measured at fair value on a nonrecurring basis.
The fair value of the Company’s cash, accounts receivable, accounts payable and its variable rate long-term debt approximated book value at August 31, 2013 and 2012 due to their short-term nature and the fact that the interest rates approximated year-end market rates. The fair value of the Company’s outstanding $300.0 million of 5.625% Senior Notes was $300.8 million and $309.8 million at August 31, 2013 and 2012, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.
Note 7. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. On the date the Company enters into a derivative contract, it designates the derivative as a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company does not enter into derivatives for speculative purposes. Changes in the value of fair value hedges and non-designated hedges are recorded in earnings along with the gain or loss on the hedged asset or liability, while changes in the value of cash flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows. The fair value of outstanding foreign currency derivatives was an asset of $0.1 million and $0.9 million at August 31, 2013 and 2012, respectively.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted inventory purchases that are denominated in non-functional currencies (cash flow hedges). The U.S. dollar equivalent notional value of these foreign currency forward contracts was $9.7 million and $3.0 million, at August 31, 2013 and 2012, respectively. At August 31, 2013, unrealized losses of $0.1 million on these contracts were included in accumulated other comprehensive loss and are expected to be reclassified to earnings during the next twelve months.
The Company also utilizes forward foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. The U.S. dollar equivalent notional value of these short duration foreign currency forward contracts was $383.6 million and $197.5 million, at August 31, 2013 and 2012, respectively. Net foreign currency gains related to these derivative instruments was $0.8 million for the year ended August 31, 2013, which offset foreign currency losses from the related revaluation on non-functional currency assets and liabilities (amounts included in other income and expense in the consolidated statement of earnings).
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
As of August 31, 2013, future obligations under non-cancelable operating leases (related to continuing operations) were as follows: $24.1 million in fiscal 2014; $19.1 million in fiscal 2015; $15.9 million in fiscal 2016; $13.3 million in fiscal 2017; $10.3 million in fiscal 2018; and $38.6 million in aggregate thereafter. Total related rental expense under operating leases was $26.0 million, $24.2 million and $21.1 million in fiscal 2013, 2012 and 2011, respectively. As discussed in Note 14, “Contingencies and Litigation” the Company is also contingently liable for certain leases entered into by a former subsidiary.

Note 9.    Employee Benefit Plans
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

	2013	2012
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$50,870	$44,430
Adjustment	(280)	—
Interest cost	1,928	2,162
Actuarial (gain) loss	(4,983)	6,855
Benefits paid	(2,489)	(2,577)
Benefit obligation at end of year	$45,046	$50,870
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$33,695	$32,412
Actual return on plan assets	2,252	2,911
Company contributions	596	949
Benefits paid from plan assets	(2,489)	(2,577)
Fair value of plan assets at end of year	34,054	33,695
Funded status of the plans (underfunded)	$(10,992)	$(17,175)
The following table provides detail on the Company’s net periodic benefit costs (in thousands):

	Year ended August 31,
	2013	2012	2011
Interest cost	$1,928	$2,162	$2,108
Expected return on assets	(2,468)	(2,471)	(2,221)
Amortization of actuarial loss	878	675	669
Net benefit cost	$338	$366	$556
At August 31, 2013 and 2012, $12.0 million and $15.6 million, respectively, of pension plan actuarial gains and losses, which have not yet been recognized in net periodic benefit cost, were included in accumulated other comprehensive loss, net of

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income taxes. During fiscal 2014, $0.4 million of these actuarial losses are expected to be recognized in net periodic benefit cost.
Weighted-average assumptions used to determine U.S. pension plan obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2013	2012	2011
Assumptions for benefit obligations:
Discount rate	4.90%	3.90%	5.00%
Assumptions for net periodic benefit cost:
Discount rate	3.90%	5.00%	4.60%
Expected return on plan assets	7.75%	7.90%	8.00%

The Company employs a total return on investment approach for its pension plan assets whereby a mix of equity and fixed income investments are used to maximize the long-term return for plan assets, at a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Within the equity allocation, a blend of growth and value investments are maintained in a variety of market capitalizations and diversified between U.S. and non-U.S. stocks. The Company’s targeted asset allocation as a percentage of total plan assets is 60% - 80% in equity securities, with the remainder invested in fixed income securities and cash. Cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis. At August 31, 2013, Company’s overall expected long-term rate of return for assets in U.S. pension plans was 7.65%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The target return is based on historical returns adjusted to reflect the current view of the long-term investment market.
The fair value of all U.S. pension plan assets are determined based on quoted market prices and therefore all plan assets are determined based on Level 1 inputs, except for fixed income securities which are valued based on Level 2 inputs, as defined in Note 6, “Fair Value Measurements.” The U.S. pension plan investment allocations by asset category were as follows (in thousands):

	Year Ended August 31,
	2013	%	2012	%
Cash and cash equivalents	$348	1.0%	$250	0.7%
Fixed income securities:
Government bonds	—	—	310	0.9
Corporate bonds	8,741	25.7	7,489	22.2
Mutual funds	3,464	10.2	2,678	8.0
	12,205	35.9	10,477	31.1
Equity securities:
Mutual funds	21,501	63.1	22,968	68.2
Total plan assets	$34,054	100.0%	$33,695	100.0%
Projected benefit payments from plan assets to participants in the Company’s U.S. pension plans are approximately $2.6 million per year for fiscal 2014 through 2018 and $14.9 million in aggregate for the following five years.
Non-U.S. Defined Benefit Pension Plans
The Company has several non-U.S. defined benefit pension plans which cover certain existing and former employees of businesses outside the U.S. Most of the non-U.S. defined benefit pension plans continue to earn additional benefits. The funded status of these plans is summarized as follows (in thousands):

	August 31,
	2013	2012
Benefit obligation	$12,912	$12,227
Fair value of plan assets	7,790	7,440
Funded status of plans (underfunded)	$(5,122)	$(4,787)

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic benefit cost for these non-U.S. plans was $0.8 million, $0.5 million and $0.5 million in fiscal 2013, 2012 and 2011, respectively. The weighted average discount rate utilized for determining the benefit obligation at August 31, 2013 and 2012 was 4.3% and 4.0%, respectively. The plan assets of these non-U.S. pension plans consist primarily of participating units in common stock and bond funds. The Company’s overall expected long-term rate of return on these investments is 4.6%. During fiscal 2014, the Company anticipates contributing $0.6 million in aggregate to these pension plans.
Other Postretirement Health Benefit Plans
The Company provides other postretirement health benefits (“OPEB”) to certain existing and former employees of domestic businesses it acquired, who were entitled to such benefits prior to acquisition. These unfunded plans had a benefit obligation of $2.9 million and $3.4 million at August 31, 2013 and 2012, respectively. These obligations are determined utilizing assumptions consistent with those used for U.S. pension plans and a health care cost trend rate of 7.5%, trending downward to 5% by the year 2018, and remaining level thereafter. Net periodic benefit costs for the other postretirement benefits was a credit of approximately $0.2 million for each of the years ended August 31, 2013, 2012 and 2011. Benefit payments from the plan are funded through participant contributions and Company contributions, which are projected to be $0.3 million in fiscal 2014.
Defined Contribution Benefit Plans
The Company maintains a 401(k) Plan for substantially all full time U.S. employees (the “401(k) Plan”). Under plan provisions, the Company either funds cash or issues new shares of Class A common stock for its contributions. Amounts are allocated to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan. While contributions vary, the Company generally makes core contributions to employee accounts equal to 3% of each employee’s eligible annual cash compensation, subject to IRS limitations. The Company also maintains a Restoration Plan that allows eligible highly compensated employees (as defined by the Internal Revenue Code) to receive a core contribution as if no IRS limits were in place. Company contributions to the Restoration Plan are made in the form of Actuant common stock and are contributed into each eligible participant’s Deferred Compensation Plan account. In addition, the Company matches approximately 25% of each employee’s contribution up to 6% of the employee’s eligible compensation. Expense recognized related to the 401(k) plan totaled approximately $4.5 million, $5.1 million and $4.6 million for the years ended August 31, 2013, 2012 and 2011, respectively.
In addition to the 401(k) Plan the Company established a nonqualified supplemental executive retirement plan (“the SERP Plan”) in fiscal 2011. The unfunded SERP plan covers certain executive level employees and has a benefit accrual formula based on age and years of service (with Company contributions ranging from 3% to 6% of eligible wages). Expense recognized in fiscal 2013 and 2012 for the SERP Plan was $0.6 million and $0.7 million, respectively.
Deferred Compensation Plan
The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current cash compensation in order to provide future savings benefits. Eligibility is limited to all employees that earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment, in Company common stock, or a combination of the two. The fixed income portion of the plan is unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $23.2 million and $19.6 million are included in “Other current liabilities” and “Other long-term liabilities” on the consolidated balance sheets at August 31, 2013 and 2012, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense of $1.6 million, $1.5 million and $1.2 million for the years ended August 31, 2013, 2012 and 2011, respectively, for non-funded interest on participant deferrals in the fixed income investment option. Company common stock contributions to fund the plan are held in a rabbi trust, accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value of Actuant common stock are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust was $1.9 million and $1.5 million at August 31, 2013 and 2012, respectively.
Long Term Incentive Plan
The Company adopted a long term incentive plan in July, 2006 to provide certain executive officers with an opportunity to receive a lump sum cash incentive payment based on Actuant’s common stock meeting or exceeding $50 per share price

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

target prior to May 1, 2014. The Company recorded expense of $0.3 million, $0.1 million and $0.1 million for the years ended August 31, 2013, 2012 and 2011, respectively, pursuant to this plan. A related liability of $1.3 million and $1.1 million is included in “Other current liabilities” on the consolidated balance sheets at August 31, 2013 and 2012, respectively. As of August 31, 2013 the minimum and maximum payments available under the plan, depending on the attainment of the $50 per share stock price target, are $0 and $10.0 million, respectively.
Note 10.    Income Taxes
Income tax expense from continuing operations is summarized as follows (in thousands):

	Year ended August 31,
	2013	2012	2011
Currently payable:
Federal	$24,809	$22,078	$(78)
Foreign	13,335	10,396	20,903
State	902	1,534	586
	39,046	34,008	21,411
Deferred:
Federal	(13,514)	(495)	14,948
Foreign	(9,942)	(4,598)	(4,223)
State	(218)	439	(4,303)
	(23,674)	(4,654)	6,422
	$15,372	$29,354	$27,833

Income tax expense from continuing operations recognized in the accompanying consolidated statements of earnings differs from the amounts computed by applying the Federal income tax rate to earnings from continuing operations before income tax expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal effect	0.9	1.2	0.4
Net effect of foreign tax rates and credits	(8.8)	(14.6)	(14.0)
NOL utilization and changes in valuation allowance	(3.1)	0.1	(3.0)
Tax contingency reserve	(5.6)	(2.2)	(1.6)
Prior period correction (1)	(6.5)	—	—
Other items	(2.5)	(0.5)	3.4
Effective income tax rate	9.4%	19.0%	20.2%
(1) During the fourth quarter of fiscal 2013, the Company recorded a $10.6 million adjustment to properly state deferred income tax balances associated with its equity compensation programs. The correction is not material to current or previously issued financial statements.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items (in thousands):

	August 31,
	2013	2012
Deferred income tax assets:
Operating loss and tax credit carryforwards	$35,071	$16,393
Compensation related liabilities	20,812	9,909
Postretirement benefits	7,731	10,679
Inventory reserves	7,049	8,045
Book reserves and other items	11,523	12,781
Total deferred income tax assets	82,186	57,807
Valuation allowance	(22,777)	(8,153)
Net deferred income tax assets	59,409	49,654
Deferred income tax liabilities:
Depreciation and amortization	(129,498)	(156,751)
Other items	(1,985)	(2,098)
Deferred income tax liabilities	(131,483)	(158,849)
Net deferred income tax liability	$(72,074)	$(109,195)
Certain of the operating loss and tax credit carryforwards may be carried forward indefinitely, with the remaining $12.9 million expiring at various dates between 2014 and 2021. The valuation allowance represents a reserve for operating loss and tax credit carryforwards for which utilization is uncertain.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	2013	2012	2011
Beginning balance	$24,608	$26,179	$28,225
Increase for tax positions taken in a prior period	3,601	3,400	4,026
Decrease for tax positions taken in a prior period	(7,622)	(4,579)	(6,072)
Decrease due to settlements	(2,581)	(392)	—
Ending balance	$18,006	$24,608	$26,179
Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. As of August 31, 2013, 2012 and 2011, the Company recognized $2.9 million, $4.5 million and $5.1 million, respectively for interest and penalties related to unrecognized tax benefits. With few exceptions, the Company is no longer subject to U.S. federal, state and local and foreign income tax examinations by tax authorities in our major tax jurisdictions for years before fiscal 2006. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $4.3 million within the next twelve months.
The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to approximately $427.1 million at August 31, 2013. If all such undistributed earnings were remitted, an additional income tax provision of approximately $79.8 million would have been necessary as of August 31, 2013.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings before income taxes, for continuing operations, are summarized as follows (in thousands):

	Year Ended August 31,
	2013	2012	2011
Domestic	$67,392	$65,685	$47,445
Foreign	95,557	88,945	90,576
	$162,949	$154,630	$138,021
Both domestic and foreign pre-tax earnings are impacted by changes in sales levels, acquisition and divestiture activities (see Note 2, “Acquisitions” and Note 3, “Discontinued Operations”), restructuring costs and the related benefits, growth investments, debt levels, interest rates and the impact of changes in foreign currency exchange rates. In addition, fiscal 2012 domestic pre-tax earnings include a $16.8 million (domestic) debt refinancing charge.
Cash paid for income taxes, net of refunds was $42.1 million, $56.5 million and $23.1 million during the years ended August 31, 2013, 2012 and 2011, respectively.
Note 11.    Capital Stock
The authorized common stock of the Company as of August 31, 2013 consisted of 168,000,000 shares of Class A common stock, $0.20 par value, of which 77,001,144 shares were issued and 73,017,631 outstanding; 1,500,000 shares of Class B common stock, $0.20 par value, none of which were issued and outstanding; and 160,000 shares of cumulative preferred stock, $1.00 par value (“preferred stock”), none of which have been issued. Holders of both classes of the Company’s common stock are entitled to dividends, as the Company’s board of directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the common stock. If the Company were to issue any of its preferred stock, no dividends could be paid or set apart for payment on shares of common stock, unless paid in common stock, until dividends on all of the issued and outstanding shares of preferred stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.
On September 28, 2011, the Company’s Board of Directors authorized a share buyback program for up to 7,000,000 shares of the Company’s Class A common stock. The share repurchase plan may be implemented from time to time on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based compensation plans and for other corporate purposes. As of August 31, 2013 a total of 3,983,513 shares had been repurchased under this program.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended August 31,
	2013	2012	2011
Numerator:
Net earnings	$30,048	$87,290	$111,559
Plus: 2% Convertible Notes financings costs, net of taxes	—	425	1,755
Net earnings for diluted earnings per share	$30,048	$87,715	$113,314
Denominator:
Weighted average common shares outstanding for basic earnings per share	72,979	70,099	68,254
Net effect of dilutive securities—employee stock compensation plans	1,601	1,119	1,089
Net effect of 2% Convertible Notes based on the if-converted method	—	3,722	5,962
Weighted average common shares outstanding for diluted earnings per share	74,580	74,940	75,305

Basic Earnings Per Share:	$0.41	$1.25	$1.63

Diluted Earnings Per Share:	$0.40	$1.17	$1.50
At August 31, 2013, 2012 and 2011, outstanding share based awards to acquire 619,000, 2,582,000 and 2,582,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
Note 12.    Stock Plans
Stock options may be granted to key employees and directors under the Actuant Corporation 2009 Omnibus Incentive Plan (the “Plan”). At August 31, 2013, 9,400,000 shares of Class A common stock were authorized for issuance under the Plan, of which 4,503,394 shares were available for future award grants. The Plan permits the Company to grant share-based awards, including stock options and restricted stock, to employees and directors. Options generally have a maximum term of ten years, an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant and generally vest 50% after three years and 100% after five years. The Company’s restricted stock grants generally have similar vesting provisions. In addition, in fiscal 2012 the Company began issuing Performance Shares under the Plan. The Performance Shares include a three-year performance period, with vesting based 50% on achievement of an absolute Free Cash Flow Conversion target and 50% on the Company’s Total Shareholder Return (TSR) relative to the S&P 600 SmallCap Industrial index. The provisions of share-based awards may vary by individual grant with respect to vesting period, dividend and voting rights, performance conditions and forfeitures.
A summary of stock option activity during fiscal 2013 is as follows:

	Shares	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2012	5,289,384	$22.33
Granted	276,136	28.70
Exercised	(1,278,626)	19.48
Forfeited	(107,343)	22.10
Outstanding on August 31, 2013	4,179,551	$23.66	5.3	$48.8	million
Exercisable on August 31, 2013	2,609,876	$23.92	4.2	$30.8	million

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intrinsic value is the difference between the market value of the stock at August 31, 2013 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below (in thousands, except per share amounts):

	Year Ended August 31,
	2013	2012	2011
Weighted-average fair value of options granted (per share)	$10.49	$8.73	$10.74
Intrinsic value of options exercised	15,803	7,946	7,540
Cash receipts from exercise of options	24,840	6,550	4,324
A summary of restricted stock activity (including Performance Shares) during fiscal 2013 is as follows:

	Number of Shares	Weighted-Average Fair Value at Grant Date (Per Share)
Outstanding August 31, 2012	1,507,443	$23.85
Granted	430,793	29.18
Forfeited	(131,688)	22.76
Vested	(212,359)	20.46
Outstanding August 31, 2013	1,594,189	25.83
As of August 31, 2013, there was $29.8 million of total unrecognized compensation cost related to share-based awards, including stock options and restricted stock awards/units. That cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the fiscal years ended August 31, 2013 and 2012 was $6.2 million and $3.3 million, respectively.

The Company generally records compensation expense (over the vesting period) for restricted stock awards based on the market value of Actuant common stock on the grant date. Stock based compensation expense is determined using a binomial pricing model for options. The fair value of Performance Shares with market vesting conditions is determined utilizing a Monte Carlo simulation model. Assumptions used to determine the fair value of each option were based upon historical data and standard industry valuation practices and methodology. The following weighted-average assumptions were used in each fiscal year:

	Fiscal Year Ended August 31,
	2013	2012	2011
Dividend yield	0.14%	0.18%	0.15%
Expected volatility	38.36%	39.97%	39.62%
Risk-free rate of return	0.84%	1.19%	2.53%
Expected forfeiture rate	15%	15%	15%
Expected life	6.1 years	6.1 years	6.1 years

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Business Segment, Geographic and Customer Information
The Company is a global manufacturer of a broad range of industrial products and systems and is organized into three reportable segments: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other products to the industrial and agricultural markets.

The following tables summarize financial information by reportable segment and product line (in thousands):

	Year Ended August 31,
	2013	2012	2011
Net Sales by Segment:
Industrial	$422,620	$419,295	$393,013
Energy	363,372	349,163	293,060
Engineered Solutions	493,750	508,063	473,237
	$1,279,742	$1,276,521	$1,159,310
Net Sales by Reportable Product Line:
Industrial	$422,620	$419,295	$393,013
Energy	363,372	349,163	293,060
Vehicle Systems	253,073	279,549	328,763
Other	240,677	228,514	144,474
	$1,279,742	$1,276,521	$1,159,310
Operating Profit (Loss):
Industrial	$117,644	$114,777	$98,415
Energy	63,280	62,205	49,345
Engineered Solutions	40,328	60,851	63,612
General Corporate	(31,107)	(33,319)	(38,485)
	$190,145	$204,514	$172,887
Depreciation and Amortization:
Industrial	$8,553	$8,358	$8,655
Energy	18,451	18,115	18,152
Engineered Solutions	16,949	15,093	13,916
General Corporate	2,145	2,030	2,579
Discontinued Operations	7,804	10,667	9,694
	$53,902	$54,263	$52,996
Capital Expenditures:
Industrial	$3,524	$5,333	$3,590
Energy	9,417	8,962	8,978
Engineered Solutions	7,001	3,463	5,966
General Corporate	867	1,905	1,902
Discontinued Operations	2,859	3,077	2,660
	$23,668	$22,740	$23,096

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	August 31,
	2013	2012
Assets:
Industrial	$280,110	$268,735
Energy	817,547	540,409
Electrical	—	437,914
Engineered Solutions	652,581	667,550
General Corporate	96,488	92,511
Assets of discontinued operations	272,606	—
	$2,119,332	$2,007,119
In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisition/divestiture activities, restructuring costs and related benefits. Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.
The following tables summarize financial information from continuing operations by geographic region (in thousands):

	Year Ended August 31,
	2013	2012	2011
Net Sales:
United States	$549,057	$599,831	$479,070
Netherlands	159,396	185,112	207,787
United Kingdom	144,131	141,037	116,935
Australia	68,255	47,472	27,854
France	52,806	48,681	49,971
All other	306,097	254,388	277,693
	$1,279,742	$1,276,521	$1,159,310

	August 31,
	2013	2012
Long-lived Assets:
Norway	$59,557	$941
United Kingdom	54,136	17,672
United States	41,161	50,950
China	19,551	20,166
Netherlands	10,418	12,166
All other	20,358	17,725
	$205,181	$119,620
The Company’s largest customer accounted for less than 3.0% of sales in each of the last three fiscal years. Export sales from domestic operations were approximately 8.0% of total net sales in each of the periods presented.

Note 14.    Contingencies and Litigation
The Company had outstanding letters of credit of $10.7 million and $8.5 million at August 31, 2013 and 2012, respectively, the majority of which secure self-insured workers compensation obligations.
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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $10.9 million at August 31, 2013.
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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(in thousands)

	Year Ended August 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$196,531	$293,884	$789,327	$—	$1,279,742
Cost of products sold	65,178	201,704	505,910	—	772,792
Gross profit	131,353	92,180	283,417	—	506,950
Selling, administrative and engineering expenses	69,734	59,358	164,774	—	293,866
Amortization of intangible assets	1,276	10,481	11,182	—	22,939
Operating profit	60,343	22,341	107,461	—	190,145
Financing costs, net	25,270	9	(442)	—	24,837
Intercompany expense (income), net	(21,041)	1,082	19,959	—	—
Other expense (income), net	(2,105)	(571)	5,035	—	2,359
Earnings from continuing operations before income tax expense	58,219	21,821	82,909	—	162,949
Income tax expense (benefit)	(798)	2,009	14,161	—	15,372
Net earnings before equity in earnings (loss) of subsidiaries	59,017	19,812	68,748	—	147,577
Equity in earnings (loss) of subsidiaries	(26,527)	7,822	2,173	16,532	—
Earnings from continuing operations	32,490	27,634	70,921	16,532	147,577
Loss from discontinued operations	(2,442)	(76,634)	(38,453)	—	(117,529)
Net earnings (loss)	$30,048	$(49,000)	$32,468	$16,532	$30,048
Comprehensive income (loss)	$30,860	$(48,416)	$31,099	$17,317	$30,860

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(in thousands)

	Year Ended August 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$206,894	$328,295	$741,332	$—	$1,276,521
Cost of products sold	69,902	220,271	474,888	—	765,061
Gross profit	136,992	108,024	266,444	—	511,460
Selling, administrative and engineering expenses	79,742	61,113	144,065	—	284,920
Amortization of intangible assets	1,341	10,515	10,170	—	22,026
Operating profit	55,909	36,396	112,209	—	204,514
Financing costs, net	29,983	(14)	(408)	—	29,561
Debt refinancing costs	16,830	—	—	—	16,830
Intercompany expense (income), net	(32,185)	6,281	25,904	—	—
Other expense, net	1,351	1,992	150	—	3,493
Earnings from continuing operations before income tax expense	39,930	28,137	86,563	—	154,630
Income tax expense	6,700	4,677	17,977	—	29,354
Net earnings before equity in earnings of subsidiaries	33,230	23,460	68,586	—	125,276
Equity in earnings of subsidiaries	56,407	14,373	1,649	(72,429)	—
Earnings from continuing operations	89,637	37,833	70,235	(72,429)	125,276
(Loss) earnings from discontinued operations	(2,347)	11,373	(47,012)	—	(37,986)
Net earnings	$87,290	$49,206	$23,223	$(72,429)	$87,290
Comprehensive income	$35,497	$24,934	$6,064	$(30,998)	$35,497

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(in thousands)

	Year Ended August 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$170,094	$302,911	$686,305	$—	$1,159,310
Cost of products sold	55,256	200,332	438,920	—	694,508
Gross profit	114,838	102,579	247,385	—	464,802
Selling, administrative and engineering expenses	87,333	57,288	125,771	—	270,392
Amortization of intangible assets	335	12,060	9,128	—	21,523
Operating profit	27,170	33,231	112,486	—	172,887
Financing costs, net	31,912	(1)	208	—	32,119
Intercompany expense (income), net	(16,924)	14,670	2,254	—	—
Other expense (income), net	(4,519)	112	7,154	—	2,747
Earnings from continuing operations before income tax expense	16,701	18,450	102,870	—	138,021
Income tax expense	4,148	2,680	21,005	—	27,833
Net earnings before equity in earnings of subsidiaries	12,553	15,770	81,865	—	110,188
Equity in earnings of subsidiaries	112,364	77,395	6,261	(196,020)	—
Earnings from continuing operations	124,917	93,165	88,126	(196,020)	110,188
(Loss) earnings from discontinuing operations	(13,358)	8,881	5,848	—	1,371
Net earnings	$111,559	$102,046	$93,974	$(196,020)	$111,559
Comprehensive income	$160,985	$130,503	$106,875	$(237,378)	$160,985

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$16,122	$—	$87,864	$—	$103,986
Accounts receivable, net	20,471	40,343	158,261	—	219,075
Inventories, net	27,343	38,948	76,258	—	142,549
Deferred income taxes	13,002	—	5,794	—	18,796
Prepaid expenses and other current assets	7,454	963	19,811	—	28,228
Assets of discontinued operations	—	192,129	80,477	—	272,606
Total current assets	84,392	272,383	428,465	—	785,240
Property, plant & equipment, net	7,050	22,801	171,645	—	201,496
Goodwill	62,543	264,502	407,907	—	734,952
Other intangibles, net	13,247	141,258	222,187	—	376,692
Intercompany receivable	—	480,633	360,620	(841,253)	—
Investment in subsidiaries	2,086,534	201,779	96,333	(2,384,646)	—
Other long-term assets	12,654	22	8,276	—	20,952
Total assets	$2,266,420	$1,383,378	$1,695,433	$(3,225,899)	$2,119,332
LIABILITIES & SHAREHOLDERS’ EQUITY
Trade accounts payable	$22,194	$30,637	$101,218	$—	$154,049
Accrued compensation and benefits	13,835	2,716	27,249	—	43,800
Income taxes payable	8,135	—	5,879	—	14,014
Other current liabilities	21,268	4,630	31,001	—	56,899
Liabilities of discontinued operations	—	23,466	29,614	—	53,080
Total current liabilities	65,432	61,449	194,961	—	321,842
Long-term debt	515,000	—	—	—	515,000
Deferred income taxes	64,358	—	51,507	—	115,865
Pension and post-retirement benefit liabilities	16,267	—	4,431	—	20,698
Other long-term liabilities	51,479	390	13,791	—	65,660
Intercompany payable	473,617	—	367,636	(841,253)	—
Shareholders’ equity	1,080,267	1,321,539	1,063,107	(2,384,646)	1,080,267
Total liabilities and shareholders’ equity	$2,266,420	$1,383,378	$1,695,433	$(3,225,899)	$2,119,332

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$12,401	$91	$55,692	$—	$68,184
Accounts receivable, net	20,401	74,006	140,349	—	234,756
Inventories, net	29,658	75,905	106,127	—	211,690
Deferred income taxes	17,942	—	4,641	—	22,583
Prepaid expenses and other current assets	8,157	1,166	14,745	—	24,068
Total current assets	88,559	151,168	321,554	—	561,281
Property, plant & equipment, net	6,944	31,818	77,122	—	115,884
Goodwill	62,543	433,193	370,676	—	866,412
Other intangibles, net	14,522	206,194	225,168	—	445,884
Intercompany receivable	—	418,253	307,282	(725,535)	—
Investment in subsidiaries	1,886,478	250,738	90,770	(2,227,986)	—
Other long-term assets	12,297	22	5,339	—	17,658
Total assets	$2,071,343	$1,491,386	$1,397,911	$(2,953,521)	$2,007,119
LIABILITIES & SHAREHOLDERS’ EQUITY
Trade accounts payable	$21,722	$44,893	$108,131	$—	$174,746
Accrued compensation and benefits	23,459	6,646	28,712	—	58,817
Income taxes payable	3,129	—	2,649	—	5,778
Current maturities of debt	7,500	—	—	—	7,500
Other current liabilities	20,876	11,566	39,723	—	72,165
Total current liabilities	76,686	63,105	179,215	—	319,006
Long-term debt	390,000	—	—	—	390,000
Deferred income taxes	91,604	—	41,049	—	132,653
Pension and post-retirement benefit liabilities	22,500	—	3,942	—	26,442
Other long-term liabilities	59,929	620	26,633	—	87,182
Intercompany payable	378,788	—	346,747	(725,535)	—
Shareholders’ equity	1,051,836	1,427,661	800,325	(2,227,986)	1,051,836
Total liabilities and shareholders’ equity	$2,071,343	$1,491,386	$1,397,911	$(2,953,521)	$2,007,119

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$81,597	$26,095	$86,097	$—	$193,789
Investing Activities
Proceeds from sale of property, plant & equipment	563	206	852	—	1,621
Proceeds from sale of business	—	—	4,854	—	4,854
Capital expenditures	(2,022)	(4,021)	(17,625)	—	(23,668)
Business acquisitions, net of cash acquired	—	—	(235,489)	—	(235,489)
Cash used in investing activities	(1,459)	(3,815)	(247,408)	—	(252,682)
Financing Activities
Net borrowings on revolving credit facilities	125,000	—	—	—	125,000
Intercompany loan activity	(179,050)	(22,371)	201,421	—	—
Principal repayment on term loans	(7,500)	—	—	—	(7,500)
Payment of deferred acquisition consideration	(1,350)	—	(4,028)	—	(5,378)
Debt issuance costs	(2,035)	—	—	—	(2,035)
Purchase of treasury shares	(41,832)	—	—	—	(41,832)
Stock option exercises and related tax benefits	33,261	—	—	—	33,261
Cash dividend	(2,911)	—	—	—	(2,911)
Cash provided (used in) financing activities	(76,417)	(22,371)	197,393	—	98,605
Effect of exchange rate changes on cash	—	—	(3,910)	—	(3,910)
Net increase (decrease) in cash and cash equivalents	3,721	(91)	32,172	—	35,802
Cash and cash equivalents—beginning of year	12,401	91	55,692	—	68,184
Cash and cash equivalents—end of year	$16,122	$—	$87,864	$—	$103,986

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$97,454	$20,363	$64,512	$—	$182,329
Investing Activities
Proceeds from sale of property, plant & equipment	1,909	353	6,239	—	8,501
Capital expenditures	(5,062)	(4,069)	(13,609)	—	(22,740)
Business acquisitions, net of cash acquired	—	—	(69,309)	—	(69,309)
Cash used in investing activities	(3,153)	(3,716)	(76,679)	—	(83,548)
Financing Activities
Net repayments on revolving credit facilities	(57,990)	—	(177)	—	(58,167)
Intercompany loan activity	(11,482)	(16,556)	28,038	—	—
Principal repayment on term loans	(2,500)	—	—	—	(2,500)
Repurchases of 2% Convertible Notes	(102)	—	—	—	(102)
Proceeds from issuance of 5.625% Senior Notes	300,000	—	—	—	300,000
Redemption of 6.875% Senior Notes	(250,000)	—	—	—	(250,000)
Payment of deferred acquisition consideration	(290)	—	(668)	—	(958)
Debt issuance costs	(5,490)	—	—	—	(5,490)
Purchase of treasury shares	(63,083)	—	—	—	(63,083)
Stock option exercises and related tax benefits	10,913	—	—	—	10,913
Cash dividend	(2,748)	—	—	—	(2,748)
Cash provided (used in) financing activities	(82,772)	(16,556)	27,193	—	(72,135)
Effect of exchange rate changes on cash	—	—	(2,683)	—	(2,683)
Net increase in cash and cash equivalents	11,529	91	12,343	—	23,963
Cash and cash equivalents—beginning of year	872	—	43,349	—	44,221
Cash and cash equivalents—end of year	$12,401	$91	$55,692	$—	$68,184

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$92,573	$3,122	$77,404	$(1,533)	$171,566
Investing Activities
Proceeds from sale of property, plant & equipment	103	313	1,363	—	1,779
Proceeds from sale of business	—	—	3,463	—	3,463
Capital expenditures	(5,284)	(4,740)	(13,072)	—	(23,096)
Business acquisitions, net of cash acquired	(153,409)	—	(159,697)	—	(313,106)
Cash used in investing activities	(158,590)	(4,427)	(167,943)	—	(330,960)
Financing Activities
Net borrowings on revolving credit facilities	58,000	—	204	—	58,204
Proceeds from issuance of term loans	100,000	—	—	—	100,000
Repurchases of 2% Convertible Notes	(34)	—	—	—	(34)
Intercompany loan activity	(96,454)	1,655	94,799	—	—
Payment of deferred acquisition consideration	—	(350)	—	—	(350)
Debt issuance costs	(5,197)	—	—	—	(5,197)
Stock option exercises and related tax benefits	8,235	—	—	—	8,235
Cash dividend	(2,716)	—	(1,533)	1,533	(2,716)
Cash provided by financing activities	61,834	1,305	93,470	1,533	158,142
Effect of exchange rate changes on cash	—	—	5,251	—	5,251
Net increase (decrease) in cash and cash equivalents	(4,183)	—	8,182	—	3,999
Cash and cash equivalents—beginning of year	5,055	—	35,167	—	40,222
Cash and cash equivalents—end of year	$872	$—	$43,349	$—	$44,221

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.     Quarterly Financial Data (Unaudited)
Quarterly financial data for fiscal 2013 and fiscal 2012 is as follows:

	Year Ended August 31, 2013
	First	Second	Third	Fourth	Total
Net sales	$307,809	$300,468	$344,205	$327,260	$1,279,742
Gross profit	124,368	116,178	136,904	129,500	506,950
Earnings from continuing operations	30,551	25,834	46,077	45,115	147,577
Earnings (loss) from discontinued operations	5,792	2,601	(139,060)	13,138	(117,529)
Net earnings (loss)	36,343	28,435	(92,983)	58,253	30,048
Earnings from continuing operations per share:
Basic	$0.42	$0.35	$0.63	$0.62	$2.02
Diluted	0.41	0.35	0.62	0.60	1.98
Earnings (loss) from discontinued operations per share:
Basic	$0.08	$0.04	$(1.90)	$0.18	$(1.61)
Diluted	0.08	0.03	(1.86)	0.18	(1.58)
Net earnings (loss) per share:
Basic	$0.50	$0.39	$(1.27)	$0.80	$0.41
Diluted	0.49	0.38	(1.24)	0.78	0.40

	Year Ended August 31, 2012
	First	Second	Third	Fourth	Total
Net sales	$309,966	$300,919	$343,268	$322,368	$1,276,521
Gross profit	127,015	116,083	138,754	129,608	511,460
Earnings from continuing operations	33,970	27,653	27,737	35,916	125,276
Earnings (loss) from discontinued operations	3,204	4,522	6,664	(52,376)	(37,986)
Net earnings (loss)	37,174	32,175	34,401	(16,460)	87,290
Earnings from continuing operations per share:
Basic	$0.50	$0.41	$0.39	$0.49	$1.79
Diluted	0.46	0.37	0.36	0.48	1.68
Earnings (loss) from discontinued operations per share:
Basic	$0.04	$0.06	$0.09	$(0.72)	$(0.54)
Diluted	0.04	0.06	0.09	(0.70)	(0.51)
Net earnings (loss) per share:
Basic	$0.54	$0.47	$0.48	$(0.23)	$1.25
Diluted	0.50	0.43	0.45	(0.22)	1.17
The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

During the third quarter of fiscal 2013 the Company recognized a $170.3 million non-cash impairment charge related to the goodwill and intangible assets of the Electrical segment (discontinued operations).  In the fourth quarter of fiscal 2013, the Company re-assessed its initial estimate of fair value less selling costs for the Electrical segment and recognized an $11.2 million increase to the carrying value of the Electrical segment assets (income included in discontinued operations).  Fourth quarter fiscal 2012 discontinued operations include a $62.5 million non-cash impairment charge related to the goodwill and indefinite lived intangibles of the Mastervolt business. Refer to Note 3, “Discontinued Operations” for further information.
During the fourth quarter of fiscal 2013, the Company recorded a $10.6 million adjustment (reduction to income tax expense) to properly state deferred income tax balances associated with its equity compensation programs.

ACTUANT CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired/ (Divested)/ (Discontinued)	Accounts Written Off Less Recoveries	Other	Balance at End of Period

Allowance for losses—Trade accounts receivable
August 31, 2013	$4,375	$584	$(437)	$(787)	$(34)	$3,701
August 31, 2012	7,173	107	96	(2,740)	(261)	4,375
August 31, 2011	7,680	1,021	939	(3,048)	581	7,173

Valuation allowance—Income taxes
August 31, 2013	$8,153	$4,527	$11,281	$(1,184)	$—	$22,777
August 31, 2012	7,260	2,954	—	(2,061)	—	8,153
August 31, 2011	8,542	4,498	—	(5,831)	51	7,260

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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the original framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2013, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has excluded certain elements of Viking SeaTech ("Viking") from its assessment of internal control over financial reporting as of August 31, 2013 because the business was acquired by the Company in a purchase business combination on August 27, 2013. Subsequent to the acquisition, certain elements of Viking's internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2013. Viking is a wholly-owned subsidiary of the Company whose total assets and total revenues represent 13% and less than1%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2013.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s effectiveness of internal controls over financial reporting as of August 31, 2013, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors; Executive Officers and Corporate Governance
Information about the Company’s directors is incorporated by reference from the “Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 14, 2014 (the “2014 Annual Meeting Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” section in the Company’s 2014 Annual Meeting Proxy Statement. Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2014 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.
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

Item 11. Executive Compensation
The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters” and the “Executive Compensation” sections (other than the subsection thereof entitled “Report of the Audit Committee”) of the 2014 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2014 Annual Meeting Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the “Certain Relationships and Related Party Transactions” section of the 2014 Annual Meeting Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2014 Annual Meeting Proxy Statement.

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
2.   Financial Statement Schedules
See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data.”
3.   Exhibits
See “Index to Exhibits” beginning on page 67, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTUANT CORPORATION (Registrant)

By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: October 25, 2013
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

Signature	Title

/s/ ROBERT C. ARZBAECHER	Chairman of the Board and Chief Executive Officer
Robert C. Arzbaecher

/s/ GUSTAV H.P. BOEL	Director and Executive Vice President
Gustav H.P. Boel

/s/ GURMINDER S. BEDI	Director
Gurminder S. Bedi

/s/ MARK E. GOLDSTEIN	Director and President
Mark E. Goldstein

/s/ WILLIAM K. HALL	Director
William K. Hall

/s/ THOMAS J. FISCHER	Director
Thomas J. Fischer

/s/ ROBERT A. PETERSON	Director
Robert A. Peterson

/s/ DENNIS K. WILLIAMS	Director
Dennis K. Williams

/s/ HOLLY A. VANDEURSEN	Director
Holly A. VanDeursen

/s/ R. ALAN HUNTER, JR	Director
R. Alan Hunter, Jr.

/s/ ANDREW G. LAMPEREUR	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Andrew G. Lampereur

/s/ MATTHEW P. PAULI	Corporate Controller and Principal Accounting Officer
Matthew P. Pauli
* Each of the above signatures is affixed as of October 25, 2013.

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2013
INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1
(a) Agreement for the Sale and Purchase of Venice Topco Limited, dated August 2, 2013, by and among HSBC Investment Bank Holdings PLC, Actuant Acquisitions Limited, Actuant Corporation and certain other parties thereto
X

	(b) Warranty Deed relating to the Sale and Purchase of Venice Topco Limited, by and among Actuant Acquisitions Limited and the Management Warrantors that are party thereto		X

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant’s Form 10-Q for the quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant’s Form 10-K for the fiscal year ended August 31, 2003

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended August 31, 2004

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 8-K filed on July 18, 2006

	(e) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Form 8-K filed on January 14, 2010

3.2	Amended and Restated Bylaws, as amended		X

4.1
Indenture dated April 16, 2012 by and among Actuant Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee relating to $300 million Actuant Corporation 5  5/8% Senior Notes due 2022
Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 18, 2012

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
4.2	Registration Rights Agreement, dated April 16, 2012, relating to $300 million of 5 5/8% Senior Notes due 2022	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2012

4.3	Third Amended and Restated Credit Agreement dated February 23, 2011 among Actuant Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the agent	Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended February 28, 2011

4.4	Omnibus Amendment No. 1 dated September 23, 2011 among Actuant Corporation, the Lender party thereto and JPMorgan Chase Bank, N.A. as agent	Exhibit 4.9 to the Registrant’s Form 10-K for the fiscal year ended August 31, 2011.

4.5	(a) Fourth Amended and Restated Credit Agreement dated July 18, 2013 among Actuant Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the agent		X

	(b) First Amendment to the Fourth Amended and Restated Credit Agreement dated August 27, 2013 among Actuant Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the agent		X

10.1	Outside Directors’ Deferred Compensation Plan (conformed through the first amendment)		X

10.2	Actuant Corporation Deferred Compensation Plan (conformed through the third amendment)	Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended August 31, 2012

10.3	Actuant Corporation 2010 Employee Stock Purchase Plan	Exhibit B to the Registrants Proxy Statement, dated December 4, 2009

10.4	(a) Actuant Corporation 2001 Stock Plan	Exhibit B to the Registrant’s Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

	(b) First Amendment to the Actuant Corporation 2001 Stock Plan dated December 25, 2008	Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended November 30, 2008

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.5	(a) Actuant Corporation 2002 Stock Plan, as amended (through third amendment)	Exhibit 10.26 to the Registrant’s Form 8-K filed on January 20, 2006

	(b) Fourth Amendment to the Actuant Corporation 2002 Stock Plan dated November 7, 2008	Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended November 30, 2008

10.6	Actuant Corporation 2009 Omnibus Incentive Plan, conformed to reflect the Second Amendment thereto	Exhibit 99.1 to the Registrant’s Form 8-K filed on January 17, 2013

10.7	(a) Actuant Corporation 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant’s Proxy Statement, dated December 5, 2005 for the 2006 Annual Meeting of Shareholders

	(b) First Amendment to the Amended and Restated Actuant Corporation 2001 Outside Directors’ Stock Plan dated December 25, 2008	Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended November 30, 2008

10.8	Actuant Corporation Long Term Incentive Plan	Exhibit 10.25 to the Registrant’s Form 8-K filed on July 12, 2006

10.9	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.35 to the 2002 10-K

10.10	(a) Form of Actuant Corporation Change in Control Agreement for Messrs. Arzbaecher, Blackmore, Goldstein, Kobylinski, Lampereur, Scheer, Wozniak, Ms. Grissom and Ms. Roberts	Exhibit 10.1 to the Registrant’s Form 8-K filed on May 2, 2012

	(b) Form of Actuant Corporation Change in Control Agreement for Messrs. Axline and Boel	Exhibit 10.2 to the Registrant’s Form 8-K filed on May 2, 2012

	(c) Amendment to Actuant Corporation Change in Control Agreement for Mr. Scheer		X

10.11	Actuant Corporation Executive Officer Bonus Plan	Exhibit B to the Registrant's Definitive Proxy statement dated December 3, 2012

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.12*	Retention Bonus Agreement between Actuant Corporation and Mr. Scheer		X

10.13	Consulting Services Agreement between Actuant Corporation and Mr. Boel		X

10.14	Consulting Services Agreement between Actuant Corporation and Mr. Axline		X

14	Code of Ethics	Exhibit 14 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2003

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
101
The following materials from the Actuant Corporation Form 10-K for the year ended August 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
X
*Confidential treatment requested for portions of this document. Portions for which confidential treatment is requested have been marked with three asterisks [***] and a footnote indicating "Confidential treatment requested". Material omitted has been filed separately with the Securities and Exchange Commission.