Form 10-Q
period 2013-11-30
ACTUANT CORP
filed 2014-01-08
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2013 was 72,772,165.

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
When used herein, the terms “Actuant,” “we,” “us,” “our” and the “Company” refer to Actuant Corporation and its subsidiaries. Our Form 10-K for the fiscal year ended August 31, 2013 contains an expanded description of these and other risks that may affect our business, financial position and results of operations under the section entitled “Risk Factors.”
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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended November 30,
	2013	2012
Net sales	$339,556	$307,809
Cost of products sold	207,776	183,441
Gross profit	131,780	124,368
Selling, administrative and engineering expenses	81,918	74,860
Amortization of intangible assets	6,215	6,034
Operating profit	43,647	43,474
Financing costs, net	6,750	6,322
Other expense, net	1,141	644
Earnings from continuing operations before income tax expense	35,756	36,508
Income tax expense	2,751	5,957
Earnings from continuing operations	33,005	30,551
Earnings from discontinued operations, net of income taxes	3,032	5,792
Net earnings	$36,037	$36,343

Earnings from continuing operations per share:
Basic	$0.45	$0.42
Diluted	$0.44	$0.41

Earnings per share:
Basic	$0.49	$0.50
Diluted	$0.48	$0.49

Weighted average common shares outstanding:
Basic	73,085	72,791
Diluted	75,011	74,271
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2013	2012
Net earnings	$36,037	$36,343
Other comprehensive income, net of tax
Foreign currency translation adjustments	17,047	12,089
Pension and other postretirement benefit plans	50	215
Cash flow hedges	(94)	(129)
Total other comprehensive income, net of tax	17,003	12,175
Comprehensive income	$53,040	$48,518
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	November 30, 2013	August 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$109,542	$103,986
Accounts receivable, net	221,528	219,075
Inventories, net	155,129	142,549
Deferred income taxes	18,585	18,796
Other current assets	32,636	28,228
Assets of discontinued operations	270,106	272,606
Total current assets	807,526	785,240
Property, plant and equipment
Land, buildings and improvements	53,200	52,669
Machinery and equipment	319,345	305,200
Gross property, plant and equipment	372,545	357,869
Less: Accumulated depreciation	(167,217)	(156,373)
Property, plant and equipment, net	205,328	201,496
Goodwill	745,476	734,952
Other intangibles, net	375,307	376,692
Other long-term assets	30,228	20,952
Total assets	$2,163,865	$2,119,332
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$159,275	$154,049
Accrued compensation and benefits	41,413	43,800
Current maturities of long-term debt	1,125	—
Income taxes payable	10,464	14,014
Other current liabilities	60,964	56,899
Liabilities of discontinued operations	53,233	53,080
Total current liabilities	326,474	321,842
Long-term debt, less current maturities	501,875	515,000
Deferred income taxes	118,277	115,865
Pension and postretirement benefit liabilities	19,167	20,698
Other long-term liabilities	66,373	65,660
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 77,380,943 and 77,001,144 shares, respectively	15,475	15,399
Additional paid-in capital	63,423	49,758
Treasury stock, at cost, 4,383,513 and 3,983,513 shares, respectively	(120,267)	(104,915)
Retained earnings	1,224,725	1,188,685
Accumulated other comprehensive loss	(51,657)	(68,660)
Stock held in trust	(3,199)	(3,124)
Deferred compensation liability	3,199	3,124
Total shareholders’ equity	1,131,699	1,080,267
Total liabilities and shareholders’ equity	$2,163,865	$2,119,332
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended November 30,
	2013	2012
Operating Activities
Net earnings	$36,037	$36,343
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	16,204	14,449
Benefit for deferred income taxes	(8,408)	(3,156)
Stock-based compensation expense	4,103	3,477
Amortization of debt discount and debt issuance costs	560	496
Other non-cash adjustments	(867)	(177)
Sources (uses) of cash from changes in components of working capital and other:
Accounts receivable	7,040	4,539
Inventories	(11,634)	(11,318)
Prepaid expenses and other assets	(3,049)	(6,143)
Trade accounts payable	2,560	(11,548)
Income taxes payable	(3,189)	1,161
Accrued compensation and benefits	(2,595)	(13,953)
Other accrued liabilities	(3,816)	(1,895)
Net cash provided by operating activities	32,946	12,275
Investing Activities
Proceeds from sale of property, plant and equipment	1,913	977
Capital expenditures	(11,257)	(7,689)
Business acquisitions, net of cash acquired	—	(83)
Net cash used in investing activities	(9,344)	(6,795)
Financing Activities
Net repayments on revolver	(12,000)	—
Principal repayments on term loan	—	(1,250)
Purchase of treasury shares	(15,352)	(7,142)
Stock option exercises and related tax benefits	10,562	5,473
Payment of contingent acquisition consideration	(414)	—
Cash dividend	(2,919)	(2,911)
Net cash used in financing activities	(20,123)	(5,830)
Effect of exchange rate changes on cash	2,077	477
Net increase in cash and cash equivalents	5,556	127
Cash and cash equivalents – beginning of period	103,986	68,184
Cash and cash equivalents – end of period	$109,542	$68,311
See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2013 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2013 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2014. Certain prior year amounts have been reclassified to conform to current year presentation, including amounts related to discontinued operations.
Note 2. Acquisitions
The Company incurred acquisition transaction costs of $0.1 million for both the three months ended November 30, 2013 and 2012, related to various business acquisition activities. In the first quarter of fiscal 2014, the Company also paid $0.4 million of deferred contingent consideration for acquisitions completed in previous periods. Acquisitions result in the recognition of goodwill in the Company’s consolidated financial statements because their purchase price reflects the future earnings and cash flow potential of these companies, as well as the complementary strategic fit and resulting synergies these businesses are expected to bring to existing operations.
The Company makes an initial allocation of the purchase price at the date of a business acquisition, based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired business, the Company will refine its estimates of fair value.
The Company acquired Viking SeaTech ("Viking") for $235.4 million on August 27, 2013. This Energy segment acquisition expanded the segment's geographic presence, technologies and services provided to the global energy market. Headquartered in Aberdeen, Scotland, Viking is a support specialist providing a comprehensive range of equipment and services to the offshore oil & gas industry. Viking serves customers globally with primary markets in the North Sea (U.K. and Norway) and Australia. The majority of Viking's revenue is derived from offshore vessel mooring solutions which include design, rental, installation and inspection. Viking also provides survey, manpower and other marine services to offshore operators, drillers and energy asset owners. The purchase price allocation of the Viking acquisition resulted in the recognition of $87.8 million of goodwill (which is not deductible for tax purposes) and $65.4 million of intangible assets, including $40.5 million of customer relationships and $24.9 million of tradenames.
The following unaudited pro forma results of operations of the Company for the three months ended November 30, 2013 and 2012, give effect to the Viking acquisition as though the transaction and related financing activities had occurred on September 1, 2012 (in thousands, except per share amounts):

	Three months ended November 30,
	2013	2012
Net sales
As reported	$339,556	$307,809
Pro forma	339,556	332,742
Earnings from continuing operations
As reported	$33,005	$30,551
Pro forma	33,005	33,672
Basic earnings per share from continuing operations
As reported	$0.45	$0.42
Pro forma	0.45	0.46
Diluted earnings per share from continuing operations
As reported	$0.44	$0.41
Pro forma	0.44	0.45

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

	Three months ended November 30,
	2013	2012
Net sales	$63,012	$69,439

Operating income	5,229	8,108
Income tax expense	(2,197)	(2,316)
Income from discontinued operations, net of taxes	$3,032	$5,792

During the third quarter of fiscal 2013, the Company committed to a plan to divest the entire Electrical segment. The divestiture will allow the Company to streamline its strategy and refocus on the remaining three segments in a way that better positions the Company to take advantage of its core competencies, current business model and global growth trends. As a result, the Company recognized an impairment charge during fiscal 2013 of $159.1 million, including a write-down of $137.8 million of goodwill and $21.3 million of indefinite lived intangible assets (tradename). The impairment charge represents the excess of the net book value of the held for sale assets over the estimated fair value, less selling costs. The following is a summary of the assets and liabilities of discontinued operations (in thousands):

	November 30, 2013	August 31, 2013
Accounts receivable, net	$36,781	$41,247
Inventories, net	56,422	55,142
Property, plant & equipment, net	9,977	9,545
Goodwill	76,989	76,877
Other intangible assets, net	85,083	84,387
Other assets	4,854	5,408
Assets of discontinued operations	$270,106	$272,606

Trade accounts payable	$19,192	$19,824
Other current liabilities	13,770	12,984
Deferred income taxes	9,544	9,376
Other long-term liabilities	10,727	10,896
Liabilities of discontinued operations	$53,233	$53,080

On December 13, 2013, the Company completed the sale of the Electrical segment for $258 million of cash. The sale price is subject to a post-closing working capital adjustment. The Company expects the net proceeds, after payment of various transaction costs and income taxes to be approximately $225 million, which will be utilized to reduce net debt. The divestiture is expected to result in a net gain on disposal.
Note 4. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the three months ended November 30, 2013 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2013	$82,611	$341,903	$310,438	$734,952
Purchase accounting adjustments	—	74	—	74
Impact of changes in foreign currency rates	983	7,785	1,682	10,450
Balance as of November 30, 2013	$83,594	$349,762	$312,120	$745,476

The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		November 30, 2013			August 31, 2013
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$322,758	$102,017	$220,741	$318,143	$95,215	$222,928
Patents	11	30,821	19,464	11,357	30,564	18,747	11,817
Trademarks and tradenames	19	24,213	7,764	16,449	24,088	7,356	16,732
Non-compete agreements and other	4	7,143	6,617	526	7,034	6,458	576
Indefinite lived intangible assets:
Tradenames	N/A	126,234		126,234	124,639	—	124,639
		$511,169	$135,862	$375,307	$504,468	$127,776	$376,692
Amortization expense recorded on the intangible assets listed above was $6.2 million and $6.0 million for the three months ended November 30, 2013 and 2012, respectively. The Company estimates that amortization expense will be approximately $18.8 million for the remainder of fiscal 2014. Amortization expense for future years is estimated to be as follows: $24.8 million in fiscal 2015, $24.7 million in 2016, $23.7 million in fiscal 2017, $23.3 million in fiscal 2018, $23.1 million in fiscal 2019 and $110.6 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions, changes in foreign currency exchange rates or other factors.
Note 5. Product Warranty Costs
The Company generally offers its customers a warranty on products they purchase, although warranty periods vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the accrued product warranty reserve from continuing operations (in thousands):

	Three months ended November 30,
	2013	2012
Beginning balance	$7,413	$5,121
Provision for warranties	230	1,365
Warranty payments and costs incurred	(1,232)	(1,893)
Impact of changes in foreign currency rates	53	45
Ending balance	$6,464	$4,638

Note 6. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2013	August 31, 2013
Senior Credit Facility
Revolver	$113,000	$125,000
Term Loan	90,000	90,000
	203,000	215,000
5.625% Senior Notes	300,000	300,000
Total Senior Indebtedness	503,000	515,000
Less: current maturities of long-term debt	(1,125)	—
Total long-term debt, less current maturities	$501,875	$515,000
The Company’s Senior Credit Facility, which matures on July 18, 2018, includes a $600 million revolving credit facility, a $90 million term loan and a $350 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread above LIBOR, depending on the Company’s leverage ratio, ranging from 1.00% to 2.50% in the case of loans bearing interest at LIBOR and from 0.00% to 1.50% in the case of loans bearing interest at the base rate. At November 30, 2013, the borrowing spread on LIBOR based borrowings was 1.50% (aggregating to approximately 1.70%). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.40% per annum. At November 30, 2013, the available and unused credit line under the revolver was $483.0 million. Quarterly principal payments of $1.1 million will begin on the term loan on September 30, 2014, increasing to $2.3 million per quarter beginning on September 30, 2015, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.50:1. The Company was in compliance with all financial covenants at November 30, 2013.
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants.
Note 7. Fair Value Measurement
The Company assesses the inputs used to measure the fair value of financial assets and liabilities using a three-tier hierarchy. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The following financial assets (liabilities), measured at fair value, are included in the condensed consolidated balance sheet (in thousands):

	November 30, 2013	August 31, 2013
Level 1 Valuation:
Cash equivalents	$123	$1,092
Investments	1,962	1,793
Level 2 Valuation:
Foreign currency derivatives	$(626)	$143
The fair value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value at both November 30, 2013 and August 31, 2013 due to their short-term nature and the fact that the interest rates approximated market rates. The fair value of the Company’s outstanding $300 million of 5.625% Senior Notes was $303.0 million and $300.8 million November 30, 2013 and August 31, 2013, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

Note 8. Derivatives

All derivatives are recognized in the balance sheet at their estimated fair value. On the date it enters into a derivative contract, the Company designates the derivative as a hedge of a recognized asset or liability ("fair value hedge") or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). The Company does not enter into derivatives for speculative purposes. Changes in the value of fair value hedges and non-designated hedges are recorded in earnings along with the gain or loss on the hedged asset or liability, while changes in the value of cash flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows. The fair value of outstanding foreign currency derivatives was a liability of $0.6 million and an asset of $0.1 million at November 30, 2013 and August 31, 2013, respectively.

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted inventory purchases that are denominated in non-functional currencies through cash flow hedges. The U.S. dollar equivalent notional value of these foreign currency forward contracts was $5.5 million and $9.7 million, at November 30, 2013 and August 31, 2013, respectively. At November 30, 2013, unrealized losses of $0.2 million were included in accumulated other comprehensive loss and are expected to be reclassified to earnings during the next twelve months.

The Company also utilizes forward foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. The U.S. dollar equivalent notional value of these short duration foreign currency forward contracts was $404.4 million and $383.6 million, at November 30, 2013 and August 31, 2013, respectively. Net foreign currency losses related to these derivative instruments was $8.7 million for the three months ended November 30, 2013, compared to a $0.6 million gain for the three months ended November 30, 2012. These derivative gains and losses offset foreign currency gains and losses from the related revaluation on non-functional currency assets and liabilities (amounts included in other income and expense in the condensed consolidated statement of earnings).

Note 9. Earnings Per Share
The reconciliations between basic and diluted earnings per share from continuing operations are as follows (in thousands, except per share amounts):

	Three months ended November 30,
	2013	2012
Numerator:
Earnings from continuing operations	$33,005	$30,551
Denominator:
Weighted average common shares outstanding for basic earnings per share	73,085	72,791
Net effect of dilutive securities—stock based compensation plans	1,926	1,480
Weighted average common and equivalent shares outstanding for diluted earnings per share	75,011	74,271

Earnings per common share from continuing operations:
Basic	$0.45	$0.42
Diluted	$0.44	$0.41

Anti-dilutive securities-stock based compensation plans (excluded from earnings per share calculation)	1	789
Note 10. Income Taxes
The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. Federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards.
The Company adjusts the quarterly provision for income taxes based on the estimated annual effective income tax rate and facts and circumstances known at each interim reporting period. The effective income tax rate from continuing operations was 7.7% for the three months ended November 30, 2013, and 16.3% for the comparable prior year period. During the three months ended November 30, 2013 the Company liquidated a foreign entity which generated a $7.3 million discrete income tax benefit from the resulting net operating loss carryforwards. Similarly, the first quarter fiscal 2013 income tax provision included $5.5 million of discrete period income tax benefits, the result of changes to deferred income tax balances and the recognition of a net operating loss carryforward of $3.4 million.
The gross liability for unrecognized tax benefits, excluding interest and penalties, increased from $18.0 million at August 31, 2013 to $18.7 million at November 30, 2013. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. In addition, as of November 30, 2013 and August 31, 2013, the Company had liabilities totaling $3.1 million and $2.9 million, respectively, for the payment of interest and penalties related to its unrecognized income tax benefits.

Note 11. Segment Information
The Company is a global manufacturer of a broad range of industrial products and systems and is organized into three reportable segments: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, customizing offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other products to the industrial and agricultural markets.
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three months ended November 30,
	2013	2012
Net Sales by Segment:
Industrial	$98,641	$101,122
Energy	107,925	90,769
Engineered Solutions	132,990	115,918
	$339,556	$307,809
Net Sales by Reportable Product Line:
Industrial	$98,641	$101,122
Energy	107,925	90,769
Vehicle Systems	71,649	58,029
Other	61,341	57,889
	$339,556	$307,809
Operating Profit:
Industrial	$26,897	$27,006
Energy	8,923	15,387
Engineered Solutions	13,190	7,625
General Corporate	(5,363)	(6,544)
	$43,647	$43,474

	November 30, 2013	August 31, 2013
Assets:
Industrial	$287,705	$280,110
Energy	833,032	812,444
Engineered Solutions	675,785	652,581
General Corporate	97,237	101,591
Assets of Discontinued Operations	270,106	272,606
	$2,163,865	$2,119,332
In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is also impacted by acquisition/divestiture activities and restructuring costs and the related benefits. Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.

Note 12. Contingencies and Litigation
The Company had outstanding letters of credit of $11.2 million and $10.7 million at November 30, 2013 and August 31, 2013, respectively, the majority of which secure self-insured workers compensation liabilities.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $10.9 million at November 30, 2013.
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended November 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$45,091	$79,636	$214,829	$—	$339,556
Cost of products sold	12,072	55,255	140,449	—	207,776
Gross profit	33,019	24,381	74,380	—	131,780
Selling, administrative and engineering expenses	16,858	15,952	49,108	—	81,918
Amortization of intangible assets	318	2,575	3,322	—	6,215
Operating profit	15,843	5,854	21,950	—	43,647
Financing costs, net	6,779	3	(32)	—	6,750
Intercompany expense (income), net	(4,997)	(339)	5,336	—	—
Other expense (income), net	10,417	(293)	(8,983)	—	1,141
Earnings from continuing operations before income tax expense (benefit)	3,644	6,483	25,629	—	35,756
Income tax expense (benefit)	1,008	1,795	(52)	—	2,751
Net earnings before equity in earnings of subsidiaries	2,636	4,688	25,681	—	33,005
Equity in earnings of subsidiaries	34,222	13,333	3,200	(50,755)	—
Earnings from continuing operations	36,858	18,021	28,881	(50,755)	33,005
Earnings (loss) from discontinued operations	(821)	3,338	515	—	3,032
Net earnings	$36,037	$21,359	$29,396	$(50,755)	$36,037
Comprehensive income	$53,040	$38,797	$27,671	$(66,468)	$53,040

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended November 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$45,838	$70,191	$191,780	$—	$307,809
Cost of products sold	12,408	48,304	122,729	—	183,441
Gross profit	33,430	21,887	69,051	—	124,368
Selling, administrative and engineering expenses	17,118	15,103	42,639	—	74,860
Amortization of intangible assets	321	2,657	3,056	—	6,034
Operating profit	15,991	4,127	23,356	—	43,474
Financing costs, net	6,358	5	(41)	—	6,322
Intercompany expense (income), net	(7,270)	1,955	5,315	—	—
Other expense (income), net	(364)	(403)	1,411	—	644
Earnings from continuing operations before income tax expense	17,267	2,570	16,671	—	36,508
Income tax expense	3,236	121	2,600	—	5,957
Net earnings before equity in earnings of subsidiaries	14,031	2,449	14,071	—	30,551
Equity in earnings of subsidiaries	22,551	17,899	1,024	(41,474)	—
Earnings from continuing operations	36,582	20,348	15,095	(41,474)	30,551
Earnings (loss) from discontinued operations	(239)	2,533	3,498	—	5,792
Net earnings	$36,343	$22,881	$18,593	$(41,474)	$36,343
Comprehensive income	$48,518	$28,858	$26,019	$(54,877)	$48,518

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)

	November 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$2,669	$—	$106,873	$—	$109,542
Accounts receivable, net	16,425	42,229	162,874	—	221,528
Inventories, net	27,283	43,317	84,529	—	155,129
Deferred income taxes	12,926	—	5,659	—	18,585
Other current assets	9,386	963	22,287	—	32,636
Assets of discontinued operations	—	186,037	84,069	—	270,106
Total current assets	68,689	272,546	466,291	—	807,526
Property, plant & equipment, net	7,695	22,521	175,112	—	205,328
Goodwill	62,543	264,502	418,431	—	745,476
Other intangibles, net	12,929	138,682	223,696	—	375,307
Investment in subsidiaries	2,143,586	229,910	113,539	(2,487,035)	—
Intercompany receivable	—	521,072	368,018	(889,090)	—
Other long-term assets	14,635	22	15,571	—	30,228
Total assets	$2,310,077	$1,449,255	$1,780,658	$(3,376,125)	$2,163,865
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$20,058	$32,040	$107,177	$—	$159,275
Accrued compensation and benefits	9,490	3,532	28,391	—	41,413
Current maturities of long-term debt	1,125	—	—	—	1,125
Income taxes payable	6,332	—	4,132	—	10,464
Other current liabilities	21,592	5,812	33,560	—	60,964
Liabilities of discontinued operations	—	22,774	30,459	—	53,233
Total current liabilities	58,597	64,158	203,719	—	326,474
Long-term debt, less current maturities	501,875	—	—	—	501,875
Deferred income taxes	65,576	—	52,701	—	118,277
Pension and postretirement benefit liabilities	14,563	—	4,604	—	19,167
Other long-term liabilities	53,241	339	12,793	—	66,373
Intercompany payable	484,526	—	404,564	(889,090)	—
Shareholders’ equity	1,131,699	1,384,758	1,102,277	(2,487,035)	1,131,699
Total liabilities and shareholders’ equity	$2,310,077	$1,449,255	$1,780,658	$(3,376,125)	$2,163,865

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)

	August 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$16,122	$—	$87,864	$—	$103,986
Accounts receivable, net	20,471	40,343	158,261	—	219,075
Inventories, net	27,343	38,948	76,258	—	142,549
Deferred income taxes	13,002	—	5,794	—	18,796
Other current assets	7,454	963	19,811	—	28,228
Assets of discontinued operations	—	192,129	80,477	—	272,606
Total current assets	84,392	272,383	428,465	—	785,240
Property, plant & equipment, net	7,050	22,801	171,645	—	201,496
Goodwill	62,543	264,502	407,907	—	734,952
Other intangibles, net	13,247	141,258	222,187	—	376,692
Investment in subsidiaries	2,086,534	201,779	96,333	(2,384,646)	—
Intercompany receivable	—	480,633	360,620	(841,253)	—
Other long-term assets	12,654	22	8,276	—	20,952
Total assets	$2,266,420	$1,383,378	$1,695,433	$(3,225,899)	$2,119,332
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$22,194	$30,637	$101,218	$—	$154,049
Accrued compensation and benefits	13,835	2,716	27,249	—	43,800
Income taxes payable	8,135	—	5,879	—	14,014
Other current liabilities	21,268	4,630	31,001	—	56,899
Liabilities of discontinued operations	—	23,466	29,614		53,080
Total current liabilities	65,432	61,449	194,961	—	321,842
Long-term debt	515,000	—	—	—	515,000
Deferred income taxes	64,358	—	51,507	—	115,865
Pension and postretirement benefit liabilities	16,267	—	4,431	—	20,698
Other long-term liabilities	51,479	390	13,791	—	65,660
Intercompany payable	473,617	—	367,636	(841,253)	—
Shareholders’ equity	1,080,267	1,321,539	1,063,107	(2,384,646)	1,080,267
Total liabilities and shareholders’ equity	$2,266,420	$1,383,378	$1,695,433	$(3,225,899)	$2,119,332

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended, November 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$17,415	$3,461	$12,070	$—	$32,946
Investing Activities
Proceeds from sale of property, plant and equipment	—	36	1,877	—	1,913
Capital expenditures	(1,208)	(1,270)	(8,779)	—	(11,257)
Cash used in investing activities	(1,208)	(1,234)	(6,902)	—	(9,344)
Financing Activities
Net repayments on revolver	(12,000)	—	—	—	(12,000)
Intercompany loan activity	(9,951)	(2,227)	12,178	—	—
Purchase of treasury shares	(15,352)	—	—	—	(15,352)
Stock option exercises and related tax benefits	10,562	—	—	—	10,562
Payment of contingent acquisition consideration	—	—	(414)	—	(414)
Cash dividend	(2,919)	—	—	—	(2,919)
Cash provided by (used in) financing activities	(29,660)	(2,227)	11,764	—	(20,123)
Effect of exchange rate changes on cash	—	—	2,077	—	2,077
Net increase (decrease) in cash and cash equivalents	(13,453)	—	19,009	—	5,556
Cash and cash equivalents—beginning of period	16,122	—	87,864	—	103,986
Cash and cash equivalents—end of period	$2,669	$—	$106,873	$—	$109,542

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended, November 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(658)	$4,779	$8,154	$—	$12,275
Investing Activities
Proceeds from sale of property, plant and equipment	571	14	392	—	977
Capital expenditures	(399)	(1,291)	(5,999)	—	(7,689)
Business acquisitions, net of cash acquired	—	—	(83)	—	(83)
Cash provided by (used in) investing activities	172	(1,277)	(5,690)	—	(6,795)
Financing Activities
Principal repayments of term loans	(1,250)	—	—	—	(1,250)
Intercompany loan activity	(4,991)	(3,593)	8,584	—	—
Purchase of treasury shares	(7,142)	—	—	—	(7,142)
Stock option exercises and related tax benefits	5,473	—	—	—	5,473
Cash dividend	(2,911)	—	—	—	(2,911)
Cash provided by (used in) financing activities	(10,821)	(3,593)	8,584	—	(5,830)
Effect of exchange rate changes on cash	—	—	477	—	477
Net (decrease) increase in cash and cash equivalents	(11,307)	(91)	11,525	—	127
Cash and cash equivalents—beginning of period	12,401	91	55,692	—	68,184
Cash and cash equivalents—end of period	$1,094	$—	$67,217	$—	$68,311

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
Our businesses provide a vast array of products and services across multiple customers and geographies which results in significant diversification. The long-term sales growth and profitability of our segments will depend not only on increased demand in end markets and the overall economic environment, but also on our ability to identify, consummate and integrate strategic acquisitions, develop and market innovative new products, expand our business activity geographically and continuously improve operational excellence. We remain focused on maintaining our financial strength by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation. Our priorities during fiscal 2014 include a continued focus on growth initiatives (new product development, market share gains, geographic expansion and strategic acquisitions), operational excellence and cash flow generation.

Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three months ended November 30,
	2013		2012
Net sales	$340	100.0%	$308	100.0%
Cost of products sold	208	61.2%	183	59.6%
Gross profit	132	38.8%	124	40.4%
Selling, administrative and engineering expenses	82	24.1%	75	24.4%
Amortization of intangible assets	6	1.8%	6	1.9%
Operating profit	44	12.9%	43	14.1%
Financing costs, net	7	2.0%	6	1.9%
Other expense, net	1	0.3%	1	0.3%
Earnings from continuing operations before income tax expense	36	10.6%	37	11.9%
Income tax expense	3	0.8%	6	1.9%
Earnings from continuing operations	33	9.8%	31	10.0%
Income from discontinued operations, net of income taxes	3	0.9%	6	1.9%
Net earnings	$36	10.7%	$36	11.9%

Diluted earnings from continuing operations per share	$0.44		$0.41
Diluted earnings per share	$0.48		$0.49
The comparability of operating results to the prior year has been impacted by changes in foreign currency exchange rates (as approximately one-half of our sales are denominated in currencies other than the U.S. dollar), acquisitions, divestitures and the economic conditions in the end markets we serve. Consolidated sales for the first quarter of fiscal 2014 increased 10% to $340 million from $308 million in the comparable prior year period. Core sales (sales excluding acquisitions, divestitures and changes in foreign currency exchange rates) increased 5%, while acquisitions added 6% to net sales and currency translation reduced sales by 1%. Core sales growth in the quarter was primarily driven by a broad based rebound in demand in the Engineered Solutions segment, while market conditions remain challenging in the Industrial and Energy segments. Operating profit in the quarter was $44 million, compared to $43 million in the comparable prior year period. Unfavorable segment and product mix, restructuring costs and the inclusion of the Viking acquisition resulted in the decline in consolidated operating profit margin.  Fiscal 2014 first quarter net earnings and earnings per diluted share were $36 million and $0.48, respectively, while earnings from continuing operations were $33 million, or $0.44 per diluted share (7% higher than the prior year).
Segment Results (in millions)
Industrial Segment
The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools that are used in maintenance and other applications in the industrial, energy, infrastructure and production automation markets. Despite tepid economic conditions globally we believe the Industrial segment will generate single digit core sales growth during the remainder of the fiscal year, driven by our vertical market initiatives, new product introductions and the benefit of G+I activities. The following table sets forth the results of operations for the Industrial segment (in millions):

	Three months ended November 30,
	2013	2012
Net sales	$99	$101
Operating profit	27	27
Operating profit %	27.3%	26.7%
Fiscal 2014 first quarter net sales decreased $2 million (2%) to $99 million compared to the prior year period. Excluding the impact of foreign currency rate changes (which unfavorably impacted sales comparisons by $1 million), core sales decreased 2% in the first quarter, due to lower global Integrated Solutions shipments compared to the robust prior year level. Despite lower sales levels, first quarter operating profit margin improved slightly due to effective cost management and favorable sales mix.

Energy Segment
The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions primarily used in maintenance activities in the global energy market. The Energy segment continues to focus on expanding its presence in the global energy markets and successfully integrating the recent Viking acquisition. The Energy segment is expected to generate single digit core sales growth during the remainder of fiscal 2014, the result of solid maintenance and oil & gas activity and improved market demand from non-energy markets (defense, marine and aerospace). The following table sets forth the results of operations for the Energy segment (in millions):

	Three months ended November 30,
	2013	2012
Net sales	$108	$91
Operating profit	9	15
Operating profit %	8.3%	17.0%
Compared to the prior year, Energy segment first quarter net sales increased $17 million (19%) to $108 million in fiscal 2014. Excluding the $2 million unfavorable impact of changes in foreign currency exchange rates and the $19 million of sales from the Viking acquisition, core sales decreased 1% in the quarter. While end market demand in seismic, industrial and defense markets improved, difficult comparisons in the North American nuclear maintenance market, as well as lower North American rental revenue, resulted in the core sales decline. First quarter operating profit margin declined primarily due to the collective impact of acquisition mix (given Viking's lower than segment average margins), unfavorable sales and customer mix in Hydratight and Cortland and higher costs due to labor utilization inefficiencies.
Engineered Solutions Segment
The Engineered Solutions segment provides highly engineered position and motion control, power transmission and instrumentation and display systems to OEMs in a variety of markets. We expect mid to high single digit core sales growth in this segment during the remainder of the fiscal year as the sales growth from emissions regulation changes in the European truck market give way to easier comparisons from a year ago in other end markets (lack of inventory destocking by OEMs). This segment continues to focus on the commercialization of new products and the execution of restructuring initiatives to reduce cost and improve market competitiveness. The following table sets forth the results of operations for the Engineered Solutions segment (in millions):

	Three months ended November 30,
	2013	2012
Net sales	$133	$116
Operating profit	13	8
Operating profit %	9.9%	6.6%
Compared to the prior year, Engineered Solutions segment first quarter net sales increased $17 million (15%) to $133 million. Excluding foreign currency rate changes (which favorably impacted sales by $2 million) and a product line divestiture, core sales increased 15% in the first quarter. The core sales growth was broad based across most served markets and geographies and reflected particularly strong truck market demand in Europe and China. Despite $1 million of restructuring costs, first quarter operating profit margin increased to 9.9% due to higher sales volumes (absorption of fixed costs) and the benefit of prior restructuring actions.
General Corporate
General corporate expenses were $5 million and $7 million for the three months ended November 30, 2013 and 2012, respectively. Lower corporate expenses were primarily due to certain cost reduction efforts.
Financing Costs, net
All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our segments. Net financing costs were $7 million and $6 million for the three months ended November 30, 2013 and 2012, respectively. The increase in interest expense is due to higher average borrowing levels, following the August 2013 acquisition of Viking.
Income Taxes Expense
The Company adjusts the quarterly provision for income taxes based on the estimated annual effective income tax rate and facts and circumstances known at each interim reporting period. The effective income tax rate from continuing operations was 7.7% for the three months ended November 30, 2013, and 16.3% for the comparable prior year period. During the three months ended November 30, 2013 the Company liquidated a foreign entity which generated a $7.3 million discrete income tax benefit from the resulting net operating loss carryforwards. Similarly, the first quarter fiscal 2013 income tax provision included $5.5 million of discrete period income tax benefits, the result of changes to deferred income tax balances and the recognition of a net operating loss carryforward of $3.4 million.
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

	Three months ended November 30,
	2013	2012
Net sales	$63	$69

Operating income from discontinued operations	5	8
Income tax expense	(2)	(2)
Income from discontinued operations, net of taxes	$3	$6

Electrical segment operating income declined year over year as a result of lower sales volume and disposition related costs.

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities (in millions):

	Three months ended November 30,
	2013	2012
Net cash provided by operating activities	$33	$12
Net cash used in investing activities	(9)	(7)
Net cash used in financing activities	(20)	(6)
Effect of exchange rates on cash	2	1
Net increase in cash and cash equivalents	$6	$—
Cash flows from operating activities during the three months ended November 30, 2013 were $33 million, primarily consisting of net earnings, offset by an increase in working capital and higher cash income tax payments. First quarter operating cash flows were $21 million higher than the prior year, primarily the result of lower annual incentive compensation payments. Existing cash, coupled with operating cash flows and proceeds from stock option exercises, funded the repurchase of approximately 0.4 million shares of the Company’s common stock ($15 million) under the stock buyback program, our $3 million annual dividend, $11 million of capital expenditures and $12 million of repayments on the revolver.
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

Primary Working Capital Management from Continuing Operations
We use primary working capital as a percentage of sales (PWC %) as a key indicator of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital from continuing operations (in millions):

	November 30, 2013		November 30, 2012
	$	PWC%	$	PWC%
Accounts receivable, net	$222	16%	$194	16%
Inventory, net	155	11%	160	13%
Accounts payable	(159)	(12)%	(143)	(12)%
Net primary working capital	$218	16%	$211	17%

Liquidity
Our Senior Credit Facility, which matures on July 18, 2018, includes a $600 million revolving credit line, a $90 million term loan and a $350 million expansion option, subject to certain conditions. Quarterly principal payments of $1 million begin on the term loan on September 30, 2014, increasing to $2 million per quarter beginning on September 30, 2015, with the remaining principal due at maturity. We believe that availability under the Senior Credit Facility, combined with our existing cash on hand, proceeds from the sale of the Electrical segment and funds generated from operations will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future.
Commitments and Contingencies
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $11 million at November 30, 2013.

We had outstanding letters of credit of approximately $11 million at both November 30, 2013 and August 31, 2013, the majority of which secure self-insured workers compensation liabilities.
Contractual Obligations
Our contractual obligations are discussed in Part 1, Item 7 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2013, and, as of November 30, 2013, have not materially changed.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.

Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates on our 5.625% Senior Notes impacts the fair value of the notes, but not our earnings or cash flow because the interest on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility (see Note 6, “Debt” for further details). A 10% increase in the average cost of our variable rate debt (which is based on LIBOR interest rates) would result in an increase in interest expense (pre-tax) of approximately $0.2 million for the three months ended November 30, 2013. From time to time, we may enter into interest rate swap agreements to manage our exposure to interest rate changes. At November 30, 2013, we were not a party to any interest rate swap derivatives.

Foreign Currency Risk: We maintain operations in the U.S. and various foreign countries. Our non-U.S. operations, located primarily in Australia, the Netherlands, United Kingdom, Mexico and China, have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions (primarily forward foreign currency swaps) that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 8, “Derivatives” for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.

The strengthening of the U.S. dollar could also result in unfavorable translation effects on our results of operations and financial position as the results of foreign operations are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in foreign exchange rates compared with the U.S. dollar. Using this method, quarterly sales and operating profit would have been $20 million and $2 million lower, respectively, for the three months ended November 30, 2013. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates on our November 30, 2013 financial position would result in a $90 million decrease to equity (accumulated other comprehensive loss), as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.

Commodity Cost Risk: We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel and plastic resin, are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and utilize LEAD initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved.
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

Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
In September 2011, our Board of Directors authorized a stock repurchase program to acquire up to 7,000,000 shares of the Company’s outstanding Class A common stock. The following table presents information regarding the repurchase of common stock during the three months ended November 30, 2013. All of the shares were repurchased as part of the publicly announced program.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
September 1 to September 30, 2013	—	—	3,016,487
October 1 to October 31, 2013	—	—	3,016,487
November 1 to November 30, 2013	400,000	$38.35	2,616,487
	400,000	$38.35

Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 30, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: January 8, 2014	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2013
INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1	Purchase Agreement between Power Products, LLC and Actuant Corporation dated as of October 30, 2013	Exhibit 2.1 to the Registrant's Form 8-K filed on December 19, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended November 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X