Form 10-Q
period 2014-02-28
ACTUANT CORP
filed 2014-04-08
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2014 was 71,016,289.

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
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	economic uncertainty or a prolonged economic downturn;

•	the realization of anticipated cost savings from restructuring activities and cost reduction efforts;

•	market conditions in the truck, automotive, agricultural, industrial, production automation, oil & gas, energy, maintenance, power generation and infrastructure industries;

•	increased competition in the markets we serve and market acceptance of existing and new products;

•	our ability to successfully identify and integrate acquisitions and realize anticipated benefits/results from acquired companies;

•	operating margin risk due to competitive product pricing, operating efficiencies, reduced production levels and material, labor and overhead cost increases;

•	foreign currency, interest rate and commodity risk;

•	supply chain and industry trends, including changes in purchasing and other business practices by customers;

•	regulatory and legal developments including changes to United States taxation rules, health care reform and governmental climate change initiatives;

•	the potential for a non-cash asset impairment charge, if operating performance at one or more of our businesses were to fall significantly below current levels;

•	our level of indebtedness and ability to comply with the financial and other covenants in our debt agreements.
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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net sales	$327,770	$300,468	$667,326	$608,277
Cost of products sold	203,323	184,290	411,099	367,731
Gross profit	124,447	116,178	256,227	240,546
Selling, administrative and engineering expenses	79,240	73,339	161,158	148,199
Amortization of intangible assets	6,226	5,968	12,441	12,002
Operating profit	38,981	36,871	82,628	80,345
Financing costs, net	6,262	6,260	13,012	12,582
Other expense (income), net	1,326	(37)	2,467	607
Earnings from continuing operations before income tax expense	31,393	30,648	67,149	67,156
Income tax expense	9,089	4,814	11,840	10,771
Earnings from continuing operations	22,304	25,834	55,309	56,385
Earnings from discontinued operations, net of income taxes	19,088	2,601	22,120	8,393
Net earnings	$41,392	$28,435	$77,429	$64,778

Earnings from continuing operations per share:
Basic	$0.31	$0.35	$0.76	$0.77
Diluted	$0.30	$0.35	$0.74	$0.76

Earnings per share:
Basic	$0.57	$0.39	$1.07	$0.89
Diluted	$0.56	$0.38	$1.04	$0.87

Weighted average common shares outstanding:
Basic	72,227	72,946	72,656	72,869
Diluted	73,773	74,416	74,392	74,343

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net earnings	$41,392	$28,435	$77,429	$64,778
Other comprehensive income, net of tax
Foreign currency translation adjustments	4,270	(11,945)	21,317	144
Pension and other postretirement benefit plans	50	90	100	305
Cash flow hedges	77	(116)	(17)	(245)
Total other comprehensive income, net of tax	4,397	(11,971)	21,400	204
Comprehensive income	$45,789	$16,464	$98,829	$64,982
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	February 28, 2014	August 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$155,017	$103,986
Accounts receivable, net	233,951	219,075
Inventories, net	164,994	142,549
Deferred income taxes	16,326	18,796
Other current assets	30,116	28,228
Assets of discontinued operations	—	272,606
Total current assets	600,404	785,240
Property, plant and equipment
Land, buildings and improvements	54,575	52,669
Machinery and equipment	327,628	305,200
Gross property, plant and equipment	382,203	357,869
Less: Accumulated depreciation	(174,024)	(156,373)
Property, plant and equipment, net	208,179	201,496
Goodwill	749,782	734,952
Other intangibles, net	372,034	376,692
Other long-term assets	28,735	20,952
Total assets	$1,959,134	$2,119,332
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$153,726	$154,049
Accrued compensation and benefits	45,824	43,800
Current maturities of long-term debt	2,250	—
Income taxes payable	32,849	14,014
Other current liabilities	63,646	56,899
Liabilities of discontinued operations	—	53,080
Total current liabilities	298,295	321,842
Long-term debt, less current maturities	387,750	515,000
Deferred income taxes	95,114	115,865
Pension and postretirement benefit liabilities	12,283	20,698
Other long-term liabilities	64,591	65,660
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 78,169,316 and 77,001,144 shares, respectively	15,633	15,399
Additional paid-in capital	80,622	49,758
Treasury stock, at cost, 7,000,000 and 3,983,513 shares, respectively	(214,010)	(104,915)
Retained earnings	1,266,116	1,188,685
Accumulated other comprehensive loss	(47,260)	(68,660)
Stock held in trust	(4,123)	(3,124)
Deferred compensation liability	4,123	3,124
Total shareholders’ equity	1,101,101	1,080,267
Total liabilities and shareholders’ equity	$1,959,134	$2,119,332
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended February 28,
	2014	2013
Operating Activities
Net earnings	$77,429	$64,778
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	31,965	28,898
Net gain on disposal of business	(26,339)	—
Deferred income tax benefit	(11,064)	(6,018)
Stock-based compensation expense	10,612	7,128
Amortization of debt discount and debt issuance costs	983	992
Other non-cash adjustments	(743)	(172)
Sources (uses) of cash from changes in components of working capital and other:
Accounts receivable	4,769	(3,721)
Inventories	(21,783)	(4,152)
Prepaid expenses and other assets	(1,071)	(1,204)
Trade accounts payable	(12,835)	(22,281)
Income taxes payable	(13,399)	(2,722)
Accrued compensation and benefits	3,673	(12,427)
Other accrued liabilities	(5,314)	(8,776)
Net cash provided by operating activities	36,883	40,323
Investing Activities
Capital expenditures	(22,226)	(11,726)
Proceeds from sale of property, plant and equipment	2,008	1,177
Proceeds from sale of business, net of transaction costs	243,386	—
Business acquisitions, net of cash acquired	—	(83)
Net cash provided by (used in) investing activities	223,168	(10,632)
Financing Activities
Net repayments on revolver	(125,000)	—
Principal repayments on term loan	—	(2,500)
Purchase of treasury shares	(109,095)	(8,821)
Stock option exercises and related tax benefits	25,803	10,772
Payment of contingent acquisition consideration	(753)	(1,350)
Cash dividend	(2,919)	(2,911)
Net cash used in financing activities	(211,964)	(4,810)
Effect of exchange rate changes on cash	2,944	(2,242)
Net increase in cash and cash equivalents	51,031	22,639
Cash and cash equivalents – beginning of period	103,986	68,184
Cash and cash equivalents – end of period	$155,017	$90,823
See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2013 was derived from the Company’s audited financial statements, but does not include all disclosures required by the United States generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2013 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 28, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2014. Certain prior year amounts have been reclassified to conform to current year presentation, including amounts related to discontinued operations.
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
The Company acquired Viking SeaTech ("Viking") for $235.4 million on August 27, 2013. This Energy segment acquisition expanded the segment's geographic presence, technologies and services provided to the global offshore oil & gas industry. Headquartered in Aberdeen, Scotland, Viking is a support specialist providing a comprehensive range of equipment and services. Viking serves customers globally with primary markets in the North Sea (U.K. and Norway) and Australia. The majority of Viking's revenue is derived from offshore vessel mooring solutions which include design, rental, installation and inspection. Viking also provides survey, manpower and other marine services to offshore operators, drillers and energy asset owners. The purchase price allocation of the Viking acquisition resulted in the recognition of $87.7 million of goodwill (which is not deductible for tax purposes) and $65.4 million of intangible assets, including $40.5 million of customer relationships and $24.9 million of tradenames.
The following unaudited pro forma results of operations of the Company for the three and six months ended February 28, 2014 and 2013, give effect to the Viking acquisition as though the transaction and related financing activities had occurred on September 1, 2012 (in thousands, except per share amounts):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net sales
As reported	$327,770	$300,468	$667,326	$608,277
Pro forma	327,770	321,923	667,326	654,665
Earnings from continuing operations
As reported	$22,304	$25,834	$55,309	$56,385
Pro forma	22,304	27,195	55,309	60,868
Basic earnings per share from continuing operations
As reported	$0.31	$0.35	$0.76	$0.77
Pro forma	0.31	0.37	0.76	0.84
Diluted earnings per share from continuing operations
As reported	$0.30	$0.35	$0.74	$0.76
Pro forma	0.30	0.37	0.74	0.82

Note 3. Discontinued Operations
The Electrical segment was primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility, marine and other harsh environment markets. On December 13, 2013, the Company completed the sale of the Electrical segment for net cash proceeds of $243.4 million, which resulted in a pre-tax gain on disposal of $34.5 million. Remaining transaction costs and income taxes payable on the divestiture gain will result in cash outflows of approximately $18.0 million in future quarters, such that net cash proceeds on the sale transaction will be approximately $225.0 million.

The following table summarizes the results of discontinued operations (in thousands), through the date of the sale, December 13, 2013:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net sales	$9,127	$69,902	$72,139	$139,341

Operating income (loss) (1)	(10,102)	5,073	(4,873)	13,181
Gain on disposal	34,459	—	34,459	—
Income tax expense	5,269	2,472	7,466	4,788
Income from discontinued operations, net of taxes	$19,088	$2,601	$22,120	$8,393

(1) The operating loss for the three and six months ended February 28, 2014 includes certain divestiture costs and a non-cash charge for the accelerated vesting of equity compensation.

Note 4. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the six months ended February 28, 2014 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2013	$82,611	$341,903	$310,438	$734,952
Purchase accounting adjustments	—	(18)	—	(18)
Impact of changes in foreign currency rates	1,376	10,729	2,743	14,848
Balance as of February 28, 2014	$83,987	$352,614	$313,181	$749,782

The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		February 28, 2014			August 31, 2013
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$325,469	$108,073	$217,396	$318,143	$95,215	$222,928
Patents	11	30,978	20,117	10,861	30,564	18,747	11,817
Trademarks and tradenames	18	24,288	8,132	16,156	24,088	7,356	16,732
Non-compete agreements and other	4	7,178	6,716	462	7,034	6,458	576
Indefinite lived intangible assets:
Tradenames	N/A	127,159	—	127,159	124,639	—	124,639
		$515,072	$143,038	$372,034	$504,468	$127,776	$376,692
Amortization expense recorded on the intangible assets listed above was $6.2 million and $12.4 million for three and six months ended February 28, 2014, respectively and $6.0 million and $12.0 million for three and six months ended February 28, 2013, respectively. The Company estimates that amortization expense will be approximately $12.4 million for the remainder of fiscal 2014. Amortization expense for future years is estimated to be as follows: $24.8 million in fiscal 2015, $24.7 million in 2016, $24.1 million in fiscal 2017, $23.3 million in fiscal 2018, $23.1 million in fiscal 2019 and $112.5 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions, changes in foreign currency exchange rates or other factors.
Note 5. Product Warranty Costs
The Company generally offers its customers a warranty on products they purchase, although warranty periods vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the accrued product warranty reserve from continuing operations (in thousands):

	Six Months Ended February 28,
	2014	2013
Beginning balance	$7,413	$5,121
Provision for warranties	1,208	3,647
Warranty payments and costs incurred	(3,079)	(3,493)
Impact of changes in foreign currency rates	63	42
Ending balance	$5,605	$5,317

Note 6. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 28, 2014	August 31, 2013
Senior Credit Facility
Revolver	$—	$125,000
Term Loan	90,000	90,000
	90,000	215,000
5.625% Senior Notes	300,000	300,000
Total Senior Indebtedness	390,000	515,000
Less: current maturities of long-term debt	(2,250)	—
Total long-term debt, less current maturities	$387,750	$515,000
The Company’s Senior Credit Facility, which matures on July 18, 2018, includes a $600 million revolving credit facility, a $90 million term loan and a $350 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread above LIBOR, depending on the Company’s leverage ratio, ranging from 1.00% to 2.50% in the case of loans bearing interest at LIBOR and from 0.00% to 1.50% in the case of loans bearing interest at the base rate. At February 28, 2014, the borrowing spread on LIBOR based borrowings was 1.50% (aggregating to approximately 1.70%). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.40% per annum. At February 28, 2014, the available and unused credit line under the revolver was $596.7 million. Quarterly principal payments of $1.1 million will begin on the term loan on September 30, 2014, increasing to $2.3 million per quarter beginning on September 30, 2015, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.50:1. The Company was in compliance with all financial covenants at February 28, 2014.
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

Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The following financial assets, measured at fair value, are included in the condensed consolidated balance sheet (in thousands):

	February 28, 2014	August 31, 2013
Level 1 Valuation:
Cash equivalents	$698	$1,092
Investments	2,010	1,793
Level 2 Valuation:
Foreign currency derivatives	$431	$143
The fair value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value at both February 28, 2014 and August 31, 2013 due to their short-term nature and the fact that the interest rates approximated market rates. The fair value of the Company’s outstanding $300 million of 5.625% Senior Notes was $309.8 million and $300.8 million February 28, 2014 and August 31, 2013, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

Note 8. Derivatives

All derivatives are recognized in the balance sheet at their estimated fair value. On the date it enters into a derivative contract, the Company designates the derivative as a hedge of a recognized asset or liability ("fair value hedge") or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). The Company does not enter into derivatives for speculative purposes. Changes in the value of fair value hedges and non-designated hedges are recorded in earnings along with the gain or loss on the hedged asset or liability, while changes in the value of cash flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows. The fair value of outstanding foreign currency derivatives was an asset of $0.4 million and $0.1 million at February 28, 2014 and August 31, 2013, respectively.

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted inventory purchases that are denominated in non-functional currencies through cash flow hedges. The U.S. dollar equivalent notional value of these foreign currency forward contracts was $4.9 million and $9.7 million, at February 28, 2014 and August 31, 2013, respectively. At February 28, 2014, unrealized losses of $0.1 million were included in accumulated other comprehensive loss and are expected to be reclassified to earnings during the next twelve months.

The Company also utilizes forward foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. The U.S. dollar equivalent notional value of these short duration foreign currency forward contracts was $150.5 million and $383.6 million, at February 28, 2014 and August 31, 2013, respectively. Net foreign currency losses related to these derivative instruments were $2.6 million and $0.9 million for the three months ended February 28, 2014 and 2013, respectively and $11.3 million and $0.3 million for the six months ended February 28, 2014 and 2013, respectively. These derivative losses offset foreign currency gains from the related revaluation on non-functional currency assets and liabilities (amounts included in other income and expense in the condensed consolidated statement of earnings).

Note 9. Earnings Per Share
The reconciliations between basic and diluted earnings per share from continuing operations are as follows (in thousands, except per share amounts):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Numerator:
Earnings from continuing operations	$22,304	$25,834	$55,309	$56,385
Denominator:
Weighted average common shares outstanding - basic	72,227	72,946	72,656	72,869
Net effect of dilutive securities—stock based compensation plans	1,546	1,470	1,736	1,474
Weighted average common shares outstanding - diluted	73,773	74,416	74,392	74,343

Earnings per common share from continuing operations:
Basic	$0.31	$0.35	$0.76	$0.77
Diluted	$0.30	$0.35	$0.74	$0.76

Anti-dilutive securities-stock based compensation plans (excluded from earnings per share calculation)	403	759	404	774
Note 10. Income Taxes
The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. Federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards. The Company adjusts the quarterly provision for income taxes based on the estimated annual effective income tax rate and facts and circumstances known at each interim reporting period. The effective income tax rate from continuing operations is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Effective income tax rate	29.0%	15.7%	17.6%	16.0%
The increase in the second quarter effective income tax rate, relative to the prior year, is primarily due to discrete income tax reserve adjustments and to a lesser extent, changes in the mix of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. Federal statutory rate. Income tax expense for the three months ended February 28, 2014 includes a $0.7 million benefit related to changes in foreign statutory tax rates, while the prior year comparable period included discrete tax benefits related to changes in tax laws and the reinstatement of the U.S. federal research and development tax credit (collectively $1.2 million) and a $2.4 million reversal of tax reserves. Effective income tax rates for the first half of fiscal 2014 and 2013 both reflect the benefits of tax minimization planning, increased foreign tax credits, the generation of net operating losses (from the liquidation of foreign legal entities) and discrete tax items.
The gross liability for unrecognized tax benefits, excluding interest and penalties, increased from $18.0 million at August 31, 2013 to $19.2 million at February 28, 2014. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. In addition, as of February 28, 2014 and August 31, 2013, the Company had liabilities totaling $3.4 million and $2.9 million, respectively, for the payment of interest and penalties related to its unrecognized income tax benefits.

Note 11. Segment Information
The Company is a global manufacturer of a broad range of industrial products and systems and is organized in three reportable segments: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other products to the industrial and agricultural markets.
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net Sales by Segment:
Industrial	$93,571	$98,999	$192,212	$200,121
Energy	106,031	80,794	213,956	171,563
Engineered Solutions	128,168	120,675	261,158	236,593
	$327,770	$300,468	$667,326	$608,277
Net Sales by Reportable Product Line:
Industrial	$93,571	$98,999	$192,212	$200,121
Energy	106,031	80,794	213,956	171,563
Vehicle Systems	67,278	56,468	138,927	114,498
Other	60,890	64,207	122,231	122,095
	$327,770	$300,468	$667,326	$608,277
Operating Profit:
Industrial	$26,477	$26,350	$53,374	$53,356
Energy	9,504	9,677	18,427	25,064
Engineered Solutions	9,548	8,275	22,737	15,900
General Corporate	(6,548)	(7,431)	(11,910)	(13,975)
	$38,981	$36,871	$82,628	$80,345

	February 28, 2014	August 31, 2013
Assets:
Industrial	$280,498	$280,110
Energy	851,618	817,547
Engineered Solutions	690,537	652,581
General Corporate	136,481	96,488
Assets of Discontinued Operations	—	272,606
	$1,959,134	$2,119,332
In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is also impacted by acquisition/divestiture activities and restructuring costs and the related benefits. Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.

Note 12. Contingencies and Litigation
The Company had outstanding letters of credit of $10.6 million and $10.7 million at February 28, 2014 and August 31, 2013, respectively, the majority of which secure self-insured workers compensation liabilities.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $24.8 million at February 28, 2014 (including $14.5 million related to the recently divested Electrical segment).
Note 13. Subsequent Event
On March 17, 2014, the Company's Board of Directors approved a resolution authorizing the buyback from time to time of an additional 7,000,000 shares of Class A Common Stock. This followed the completion of the purchase of the remaining shares under the initial 7,000,000 share authorization approved in September 2011.
Note 14. Guarantor Subsidiaries
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
Certain assets, liabilities and expenses have not been allocated to the Guarantors and non-Guarantors and therefore are included in the Parent column in the accompanying condensed consolidating financial statements. These items are of a corporate or consolidated nature and include, but are not limited to, tax provisions and related assets and liabilities, certain employee benefit obligations, prepaid and accrued insurance and corporate indebtedness. Intercompany activity in the condensed consolidating financial statements primarily includes loan activity, purchases and sales of goods or services, investments and dividends. Intercompany balances also reflect certain non-cash transactions including transfers of assets and liabilities between the Parent, Guarantor and non-Guarantor, allocation of non-cash expenses from the Parent to the Guarantors and non-Guarantors and the impact of foreign currency rate changes.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended February 28, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$43,595	$75,203	$208,972	$—	$327,770
Cost of products sold	11,992	52,009	139,322	—	203,323
Gross profit	31,603	23,194	69,650	—	124,447
Selling, administrative and engineering expenses	19,399	13,753	46,088	—	79,240
Amortization of intangible assets	318	2,576	3,332	—	6,226
Operating profit	11,886	6,865	20,230	—	38,981
Financing costs, net	6,499	—	(237)	—	6,262
Intercompany expense (income), net	(12,153)	5,334	6,819	—	—
Other expense (income), net	669	(125)	782	—	1,326
Earnings from continuing operations before income tax expense	16,871	1,656	12,866	—	31,393
Income tax expense	4,885	479	3,725	—	9,089
Net earnings before equity in earnings (loss) of subsidiaries	11,986	1,177	9,141	—	22,304
Equity in earnings (loss) of subsidiaries	50,097	(23,996)	867	(26,968)	—
Earnings (loss) from continuing operations	62,083	(22,819)	10,008	(26,968)	22,304
Earnings (loss) from discontinued operations, net of income taxes	(20,691)	53,156	(13,377)	—	19,088
Net earnings (loss)	$41,392	$30,337	$(3,369)	$(26,968)	$41,392
Comprehensive income (loss)	$45,789	$34,943	$(5,804)	$(29,139)	$45,789

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended February 28, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$47,407	$66,709	$186,352	$—	$300,468
Cost of products sold	14,938	47,395	121,957	—	184,290
Gross profit	32,469	19,314	64,395	—	116,178
Selling, administrative and engineering expenses	17,842	14,623	40,874	—	73,339
Amortization of intangible assets	318	2,657	2,993	—	5,968
Operating profit	14,309	2,034	20,528	—	36,871
Financing costs, net	6,409	1	(150)	—	6,260
Intercompany expense (income), net	(4,651)	(876)	5,527	—	—
Other expense (income), net	(384)	(53)	400	—	(37)
Earnings from continuing operations before income tax expense (benefit)	12,935	2,962	14,751	—	30,648
Income tax expense (benefit)	2,832	(785)	2,767	—	4,814
Net earnings before equity in earnings (loss) of subsidiaries	10,103	3,747	11,984	—	25,834
Equity in earnings (loss) of subsidiaries	18,684	10,765	(589)	(28,860)	—
Earnings from continuing operations	28,787	14,512	11,395	(28,860)	25,834
Earnings (loss) from discontinued operations, net of income taxes	(352)	2,515	438	—	2,601
Net earnings	$28,435	$17,027	$11,833	$(28,860)	$28,435
Comprehensive income	$16,464	$4,840	$12,009	$(16,849)	$16,464

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in thousands)

	Six months ended February 28, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$88,686	$154,839	$423,801	$—	$667,326
Cost of products sold	24,064	107,264	279,771	—	411,099
Gross profit	64,622	47,575	144,030	—	256,227
Selling, administrative and engineering expenses	36,257	29,705	95,196	—	161,158
Amortization of intangible assets	636	5,151	6,654	—	12,441
Operating profit	27,729	12,719	42,180	—	82,628
Financing costs, net	13,278	3	(269)	—	13,012
Intercompany expense (income), net	(17,150)	4,995	12,155	—	—
Other expense (income), net	11,086	(418)	(8,201)	—	2,467
Earnings from continuing operations before income tax expense	20,515	8,139	38,495	—	67,149
Income tax expense	5,893	2,274	3,673	—	11,840
Net earnings before equity in earnings (loss) of subsidiaries	14,622	5,865	34,822	—	55,309
Equity in earnings (loss) of subsidiaries	84,319	(10,663)	4,067	(77,723)	—
Earnings (loss) from continuing operations	98,941	(4,798)	38,889	(77,723)	55,309
Earnings (loss) from discontinued operations, net of income taxes	(21,512)	56,494	(12,862)	—	22,120
Net Earnings	$77,429	$51,696	$26,027	$(77,723)	$77,429
Comprehensive income	$98,829	$73,740	$21,867	$(95,607)	$98,829

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in thousands)

	Six Months Ended February 28, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$93,245	$136,899	$378,133	$—	$608,277
Cost of products sold	27,347	95,698	244,686	—	367,731
Gross profit	65,898	41,201	133,447	—	240,546
Selling, administrative and engineering expenses	34,959	29,726	83,514	—	148,199
Amortization of intangible assets	639	5,314	6,049	—	12,002
Operating profit	30,300	6,161	43,884	—	80,345
Financing costs, net	12,767	6	(191)	—	12,582
Intercompany expense (income), net	(11,921)	1,079	10,842	—	—
Other expense (income), net	(747)	(464)	1,818	—	607
Earnings from continuing operations before income tax expense (benefit)	30,201	5,540	31,415	—	67,156
Income tax expense (benefit)	6,008	(326)	5,089	—	10,771
Net earnings before equity in earnings of subsidiaries	24,193	5,866	26,326	—	56,385
Equity in earnings of subsidiaries	41,235	28,664	435	(70,334)	—
Earnings from continuing operations	65,428	34,530	26,761	(70,334)	56,385
Earnings (loss) from discontinued operations, net of income taxes	$(650)	$5,378	$3,665	$—	$8,393
Net Earnings	$64,778	$39,908	$30,426	$(70,334)	$64,778
Comprehensive income	$64,982	$33,698	$38,028	$(71,726)	$64,982

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	February 28, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$11,580	$26	$143,411	$—	$155,017
Accounts receivable, net	18,589	42,072	173,290	—	233,951
Inventories, net	32,100	45,070	87,824	—	164,994
Deferred income taxes	10,656	—	5,670	—	16,326
Other current assets	10,187	1,126	18,803	—	30,116
Total current assets	83,112	88,294	428,998	—	600,404
Property, plant and equipment, net	8,288	22,342	177,549	—	208,179
Goodwill	62,543	264,502	422,737	—	749,782
Other intangibles, net	12,611	136,107	223,316	—	372,034
Investment in subsidiaries	2,213,047	751,730	222,605	(3,187,382)	—
Intercompany receivable	—	683,850	455,699	(1,139,549)	—
Other long-term assets	12,957	22	15,756	—	28,735
Total assets	$2,392,558	$1,946,847	$1,946,660	$(4,326,931)	$1,959,134
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$20,342	$29,988	$103,396	$—	$153,726
Accrued compensation and benefits	10,439	3,183	32,202	—	45,824
Current maturities of long-term debt	2,250	—	—	—	2,250
Income taxes payable	35,187	—	(2,338)	—	32,849
Other current liabilities	20,101	9,930	33,615	—	63,646
Total current liabilities	88,319	43,101	166,875	—	298,295
Long-term debt, less current maturities	387,750	—	—	—	387,750
Deferred income taxes	42,124	—	52,990	—	95,114
Pension and postretirement benefit liabilities	7,585	—	4,698	—	12,283
Other long-term liabilities	51,657	110	12,824	—	64,591
Intercompany payable	714,022	—	425,527	(1,139,549)	—
Shareholders’ equity	1,101,101	1,903,636	1,283,746	(3,187,382)	1,101,101
Total liabilities and shareholders’ equity	$2,392,558	$1,946,847	$1,946,660	$(4,326,931)	$1,959,134

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$16,122	$—	$87,864	$—	$103,986
Accounts receivable, net	20,471	40,343	158,261	—	219,075
Inventories, net	27,343	38,948	76,258	—	142,549
Deferred income taxes	13,002	—	5,794	—	18,796
Other current assets	7,454	963	19,811	—	28,228
Assets of discontinued operations	—	192,129	80,477	—	272,606
Total current assets	84,392	272,383	428,465	—	785,240
Property, plant and equipment, net	7,050	22,801	171,645	—	201,496
Goodwill	62,543	264,502	407,907	—	734,952
Other intangibles, net	13,247	141,258	222,187	—	376,692
Investment in subsidiaries	2,086,534	201,779	96,333	(2,384,646)	—
Intercompany receivable	—	480,633	360,620	(841,253)	—
Other long-term assets	12,654	22	8,276	—	20,952
Total assets	$2,266,420	$1,383,378	$1,695,433	$(3,225,899)	$2,119,332
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$22,194	$30,637	$101,218	$—	$154,049
Accrued compensation and benefits	13,835	2,716	27,249	—	43,800
Income taxes payable	8,135	—	5,879	—	14,014
Other current liabilities	21,268	4,630	31,001	—	56,899
Liabilities of discontinued operations	—	23,466	29,614	—	53,080
Total current liabilities	65,432	61,449	194,961	—	321,842
Long-term debt	515,000	—	—	—	515,000
Deferred income taxes	64,358	—	51,507	—	115,865
Pension and postretirement benefit liabilities	16,267	—	4,431	—	20,698
Other long-term liabilities	51,479	390	13,791	—	65,660
Intercompany payable	473,617	—	367,636	(841,253)	—
Shareholders’ equity	1,080,267	1,321,539	1,063,107	(2,384,646)	1,080,267
Total liabilities and shareholders’ equity	$2,266,420	$1,383,378	$1,695,433	$(3,225,899)	$2,119,332

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended February 28, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(223)	$8,331	$43,491	$(14,716)	$36,883
Investing Activities
Proceeds from sale of property, plant and equipment	1	74	1,933	—	2,008
Proceeds (loss) on sale of businesses, net of transaction costs	(4,134)	214,268	33,252	—	243,386
Intercompany investment	—	(99,963)	—	99,963	—
Capital expenditures	(2,424)	(2,379)	(17,423)	—	(22,226)
Net cash provided by (used in) investing activities	(6,557)	112,000	17,762	99,963	223,168
Financing Activities
Net repayments on revolver	(125,000)	—	—	—	(125,000)
Changes in receivables and payables to subsidiaries	213,449	(120,305)	(93,144)	—	—
Intercompany capital contributions	—	—	99,963	(99,963)	—
Purchase of treasury shares	(109,095)	—	—	—	(109,095)
Stock option exercises and related tax benefits	25,803	—	—	—	25,803
Payment of contingent acquisition consideration	—	—	(753)	—	(753)
Cash dividend	(2,919)	—	(14,716)	14,716	(2,919)
Net cash provided by (used in) financing activities	2,238	(120,305)	(8,650)	(85,247)	(211,964)
Effect of exchange rate changes on cash	—	—	2,944	—	2,944
Net increase (decrease) in cash and cash equivalents	(4,542)	26	55,547	—	51,031
Cash and cash equivalents—beginning of period	16,122	—	87,864	—	103,986
Cash and cash equivalents—end of period	$11,580	$26	$143,411	$—	$155,017

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended February 28, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$5,606	$8,913	$25,804	$—	$40,323
Investing Activities
Proceeds from sale of property, plant and equipment	562	74	541	—	1,177
Capital expenditures	(668)	(2,014)	(9,044)	—	(11,726)
Business acquisitions, net of cash acquired	—	—	(83)	—	(83)
Net cash used in investing activities	(106)	(1,940)	(8,586)	—	(10,632)
Financing Activities
Principal repayments of term loans	(2,500)	—	—	—	(2,500)
Intercompany loan activity	(7,370)	(7,064)	14,434	—	—
Purchase of treasury shares	(8,821)	—	—	—	(8,821)
Payment of contingent acquisition consideration	(1,350)	—	—	—	(1,350)
Stock option exercises and related tax benefits	10,772	—	—	—	10,772
Cash dividend	(2,911)	—	—	—	(2,911)
Net cash provided by (used in) financing activities	(12,180)	(7,064)	14,434	—	(4,810)
Effect of exchange rate changes on cash	—	—	(2,242)	—	(2,242)
Net (decrease) increase in cash and cash equivalents	(6,680)	(91)	29,410	—	22,639
Cash and cash equivalents—beginning of period	12,401	91	55,692	—	68,184
Cash and cash equivalents—end of period	$5,721	$—	$85,102	$—	$90,823

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, is a Wisconsin corporation incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. We are organized in three operating and reportable segments: Industrial, Energy and Engineered Solutions.
Our long-term goal is to grow annual diluted earnings per share (“EPS”), excluding unusual or non-recurring items, faster than most multi-industry peers. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to develop additional cross-selling opportunities, deepen customer relationships and leverage costs. We also focus on profit margin expansion and cash flow generation to achieve our financial and EPS growth goals. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on net assets and minimizing primary working capital needs. Our LEAD efforts also support our Growth + Innovation (“G+I”) initiative, a process focused on improving core sales growth. The cash flow that results from efficient asset management and improved profitability is primarily used to fund strategic acquisitions, common stock repurchases and internal growth opportunities.
Our businesses provide a vast array of products and services across multiple customers and geographies which results in significant diversification. The long-term sales growth and profitability of our segments will depend not only on increased demand in end markets and the overall economic environment, but also on our ability to identify, consummate and integrate strategic acquisitions, develop and market innovative new products, expand our business activity geographically and improve operational excellence. We remain focused on maintaining our financial strength by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation. Our priorities during fiscal 2014 include a continued focus on growth initiatives (new product development, market share gains, geographic expansion and strategic acquisitions), operational excellence and cash flow generation.

Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended February 28,				Six Months Ended February 28,
	2014		2013		2014		2013
Net sales	$328	100%	$300	100%	$667	100%	$608	100%
Cost of products sold	203	62%	184	61%	411	62%	368	61%
Gross profit	124	38%	116	39%	256	38%	241	39%
Selling, administrative and engineering expenses	79	24%	73	24%	161	24%	148	24%
Amortization of intangible assets	6	2%	6	2%	12	2%	12	2%
Operating profit	39	12%	37	13%	83	12%	80	13%
Financing costs, net	6	2%	6	2%	13	2%	13	2%
Other expense, net	1	0%	—	0%	2	0%	1	0%
Earnings from continuing operations before income tax expense	31	10%	31	11%	67	10%	67	11%
Income tax expense	9	3%	5	2%	12	2%	11	2%
Earnings from continuing operations	22	7%	26	9%	55	8%	56	9%
Income from discontinued operations, net of income taxes	19	6%	3	1%	22	3%	8	1%
Net earnings	$41	13%	$28	10%	$77	11%	$65	10%

Diluted earnings from continuing operations per share	$0.30		$0.35		$0.74		$0.76
Diluted earnings per share	$0.56		$0.38		$1.04		$0.87
The comparability of operating results to the prior year has been impacted by changes in foreign currency exchange rates (as approximately one-half of our sales are denominated in currencies other than the U.S. dollar), acquisitions, divestitures and the economic conditions in the end markets we serve. Consolidated sales for the second quarter of fiscal 2014 increased 9% to $328 million from $300 million in the comparable prior year period. On a comparable fiscal year to date basis, sales increased 10% to $667 million for the six months ended February 28, 2014. Core sales (sales excluding acquisitions, divestitures and changes in foreign currency exchange rates) increased 4% in both the three and six month period ended February 28, 2014. Consolidated core sales growth in the second quarter was the result of significantly improved activity in the Energy segment, continued solid growth in the Engineered Solutions segment and a decline in demand in the Industrial segment, reflecting cautious spending patterns by customers. Fiscal 2014 second quarter earnings from continuing operations were $22 million ($0.30 per diluted share), compared to $26 million ($0.35 per diluted share) in the prior year.
Segment Results
Industrial Segment
The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools that are used in maintenance and other applications in a variety of industrial, energy, infrastructure and production automation markets. Despite tepid economic conditions globally we believe the Industrial segment will generate single digit core sales growth during the remainder of the fiscal year, driven by our vertical market initiatives, new product introductions and the benefit of other growth investments. The following table sets forth the results of operations for the Industrial segment (in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net sales	$94	$99	$192	$200
Operating profit	26	26	53	53
Operating profit %	28.3%	26.6%	27.8%	26.7%
Fiscal 2014 second quarter Industrial segment net sales decreased $5 million (5%) to $94 million compared to the prior year period, while year-to-date net sales decreased $8 million (4%) to $192 million. Excluding the impact of foreign currency rate changes (which unfavorably impacted sales comparisons by $1 million), core sales decreased 5% in the second quarter and 3% year-to-date, the result of lower global Integrated Solutions shipments along with weak North American industrial tool demand, which we primarily attribute to adverse weather conditions. We realized modest core growth in other geographic regions. Despite lower sales levels, operating profit margins improved due to productivity improvements, effective cost management and favorable sales mix.

Energy Segment
The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions primarily used in maintenance activities in the global energy market. The Energy segment continues to focus on expanding its presence in the global energy markets and successfully integrating the Viking acquisition. The segment is expected to generate mid-single digit core sales growth during the remainder of fiscal 2014, the result of solid maintenance and oil & gas activity and improved market demand from non-energy markets (defense, marine and aerospace). The following table sets forth the results of operations for the Energy segment (in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net sales	$106	$81	$214	$172
Operating profit	10	10	18	25
Operating profit %	9.0%	12.0%	8.6%	14.6%
Second quarter net sales increased $25 million (31%) to $106 million from the comparable prior year period, while year-to-date net sales increased $42 million (24%) from the prior year. The majority of this sales growth reflects the addition of the Viking acquisition in late fiscal 2013. Excluding the impact of changes in foreign currency exchange rates and the Viking acquisition, core sales increased 11% in the quarter and 5% year-to-date. This core sales growth was driven by increased activity in the seismic, defense and oil & gas (maintenance spending) markets. Viking revenues have been impacted by delays in mooring equipment mobilization on new projects, which we do not anticipate will continue in the back half of the fiscal year. The second quarter and year-to-date operating profit margin declined due to unfavorable acquisition mix (given the fixed cost nature of Viking's rental business) and unfavorable sales mix.
Engineered Solutions Segment
The Engineered Solutions segment provides highly engineered position and motion control, power transmission and instrumentation and display systems to OEMs in a variety of markets. We expect mid to high single digit core sales growth in this segment during the remainder of the fiscal year as the sales growth from emissions regulation changes in the European truck market give way to easier comparisons from a year ago in other end markets (lack of inventory destocking by OEMs) along with continued growth in agriculture, heavy duty truck and RV markets. The segment continues to focus on the commercialization of new products and the completion of restructuring initiatives, including production facility consolidation into existing lower cost country operations. The following table sets forth the results of operations for the Engineered Solutions segment (in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net sales	$128	$121	$261	$237
Operating profit	10	8	23	16
Operating profit %	7.4%	6.9%	8.7%	6.7%
Fiscal 2014 second quarter Engineered Solutions net sales increased $7 million (6%) to $128 million versus the comparable prior year period, while year-to-date net sales grew $24 million (10%) to $261 million. Excluding foreign currency rate changes (which favorably impacted sales by $2 million) and a product line divestiture, core sales increased 7% in the second quarter and 11% year-to-date. This growth resulted from strong European and China heavy-duty truck, agriculture and RV market demand, which offset continued weak demand from automotive and off highway equipment customers. Despite inefficiencies and costs related to facility consolidations, operating profit margin improved due to higher sales volumes (absorption of fixed costs).
General Corporate
General corporate expenses were $7 million and $12 million for the three and six months ended February 28, 2014, respectively, compared to $7 million and $14 million three and six months ended February 28, 2013, respectively. Lower corporate expenses for the first half of the fiscal year were primarily due to lower incentive compensation, as well as cost reduction efforts.
Financing Costs, net
All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our segments. Net financing costs were relatively unchanged for all comparable periods.
Income Taxes Expense
The effective income tax rate from continuing operations is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Effective income tax rate	29.0%	15.7%	17.6%	16.0%
The increase in the second quarter effective income tax rate, relative to the prior year, is primarily due to discrete income tax reserve adjustments and to a lesser extent, changes in the mix of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. Federal statutory rate (see Note 10. "Income Taxes" for further details).
Discontinued Operations
On December 13, 2013, the Company completed the sale of its former Electrical segment for net cash proceeds of $243 million, which resulted in a pre-tax gain on disposal of $34 million. The results of operations for the Electrical segment have been reported as discontinued operations for all periods and are summarized as follows (in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net sales	$9	$70	$72	$139

Operating income (loss) (1)	(10)	5	(5)	13
Gain on disposal	34	—	34	—
Income tax expense	5	2	7	5
Income from discontinued operations, net of taxes	$19	$3	$22	$8

(1) The operating loss for the three and six months ended February 28, 2014 includes certain divestiture costs and a non-cash charge for the accelerated vesting of equity compensation.
The comparability of the results is impacted by the timing of the divestiture on December 13, 2013.
Cash Flows and Liquidity
We believe that the successful execution of our business model will result in continued strong cash flow generation, which will allow us to reinvest in the business, fund future growth opportunities and create long-term shareholder value.  While we generate earnings and cash flow in all geographic regions, the vast majority of our cash is maintained in locations outside of the United States, primarily for cash and income tax planning. We expect to generate significant  cash flow during our seasonally strong second half of the fiscal year, which combined with existing cash and availability under our revolving credit facility, will be more than adequate to fund our operating needs for the foreseeable future. We anticipate on-going capital deployment in business acquisitions and opportunistic stock buybacks with surplus cash and revolver borrowings.
The following table summarizes our cash flows from operating, investing and financing activities (in millions):

	Six Months Ended February 28,
	2014	2013
Net cash provided by operating activities	$37	$40
Net cash provided by (used in) investing activities	223	(11)
Net cash used in financing activities	(212)	(5)
Effect of exchange rates on cash	3	(2)
Net increase in cash and cash equivalents	$51	$22
Cash flows from operating activities during the six months ended February 28, 2014 were $37 million, the result of net earnings, offset by a $23 million increase in working capital accounts and higher income tax payments. The operating cash flows and $243 million of proceeds from the sale of the Electrical segment funded the repurchase of approximately 3 million shares ($109 million) of the Company’s common stock and the repayment of $125 million of revolver borrowings. Capital expenditures during the first half of fiscal 2014 were $22 million, including rental assets for the Energy segment and machinery and equipment associated with various new facilities.
Cash flows from operating activities ($40 million) during the six months ended February 28, 2013 funded the repurchase of 0.3 million shares of the Company’s common stock ($9 million) and $12 million of capital expenditures.
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

Primary Working Capital Management from Continuing Operations
We use primary working capital as a percentage of sales (PWC %) as a key indicator of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital from continuing operations (in millions):

	February 28, 2014	PWC%	February 28, 2013	PWC%
Accounts receivable, net	$234	18%	$198	17%
Inventory, net	165	13%	153	13%
Accounts payable	(154)	(12)%	(134)	(11)%
Net primary working capital	$245	19%	$217	18%

Commitments and Contingencies
The Company has operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $25 million at February 28, 2014 (including $15 million related to the recently divested Electrical segment).
We had outstanding letters of credit of approximately $11 million at both February 28, 2014 and August 31, 2013, the majority of which secure self-insured workers compensation liabilities.
Contractual Obligations
Our contractual obligations are discussed in Part 1, Item 7 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2013, and, as of February 28, 2014, have not materially changed.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.

Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow because the interest on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility (see Note 6, “Debt” for further details). A ten percent increase in the average cost of our variable rate debt (which is based on LIBOR interest rates) would result in an increase in interest expense (pre-tax) of approximately $0.1 million for the three months ended February 28, 2014. From time to time, we may enter into interest rate swap agreements to manage our exposure to interest rate changes. At February 28, 2014, we were not a party to any interest rate swap derivatives.

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

The strengthening of the U.S. dollar could also result in unfavorable translation effects on our results of operations and financial position as the result of foreign denominated operating results being translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our result of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in foreign exchange rates compared with the U.S. dollar. Using this method, quarterly sales and operating profit would have been $19 million and $2 million lower, respectively, for the three months ended February 28, 2014. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates on our February 28, 2014 financial position would result in a $90 million decrease in equity (accumulated other comprehensive loss), as a result of non U.S dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.

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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
In September 2011, our Board of Directors authorized a stock repurchase program to acquire up to 7,000,000 shares of the Company’s outstanding Class A common stock. The following table presents information regarding the repurchase of common stock during the three months ended February 28, 2014. All of the shares were repurchased as part of the publicly announced program.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
December 1 to December 31, 2013	609,977	$37.63	2,006,510
January 1 to January 31, 2014	1,313,300	36.05	693,210
February 1 to February 28, 2014	693,210	33.70	—	(1)
	2,616,487	$35.79
(1) In March 2014, our Board of Directors approved an additional 7,000,000 stock repurchase program.

Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 31, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: April 8, 2014	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2014
INDEX TO EXHIBITS

Exhibit	Description	Filed Herewith	Furnished Herewith
10.1	(a) Form of NQSO Award (Director) under Actuant Corporation 2009 Omnibus Incentive Plan	X

	(b) Form of NQSO Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan	X

10.2	(a) Form of RSA Award (Director) under Actuant Corporation 2009 Omnibus Incentive Plan	X

	(b) Form of RSA Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan	X

10.3	(a) Form of RSU Award (Director) under Actuant Corporation 2009 Omnibus Incentive Plan	X

	(b) Form of RSU Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan	X

10.4	Form of Performance Share Award under Actuant Corporation 2009 Omnibus Incentive Plan	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended February 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X