Form 10-Q
period 2014-05-31
ACTUANT CORP
filed 2014-07-09
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of June 30, 2014 was 68,729,699.

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net sales	$378,187	$344,205	$1,045,513	$952,482
Cost of products sold	229,637	207,301	640,737	575,032
Gross profit	148,550	136,904	404,776	377,450
Selling, administrative and engineering expenses	83,498	74,323	244,655	222,521
Amortization of intangible assets	6,272	5,539	18,713	17,542
Operating profit	58,780	57,042	141,408	137,387
Financing costs, net	5,932	6,229	18,944	18,811
Other expense, net	620	911	3,087	1,518
Earnings from continuing operations before income tax expense	52,228	49,902	119,377	117,058
Income tax expense	1,671	3,825	13,511	14,596
Earnings from continuing operations	50,557	46,077	105,866	102,462
Earnings (loss) from discontinued operations, net of income taxes	—	(139,060)	22,120	(130,667)
Net earnings (loss)	$50,557	$(92,983)	$127,986	$(28,205)

Earnings from continuing operations per share:
Basic	$0.72	$0.63	$1.47	$1.40
Diluted	$0.70	$0.62	$1.44	$1.38

Earnings (loss) per share:
Basic	$0.72	$(1.27)	$1.78	$(0.39)
Diluted	$0.70	$(1.24)	$1.74	$(0.38)

Weighted average common shares outstanding:
Basic	70,432	73,133	71,915	72,957
Diluted	71,770	74,787	73,518	74,491

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net earnings (loss)	$50,557	$(92,983)	$127,986	$(28,205)
Other comprehensive income, net of tax
Foreign currency translation adjustments	25	(5,570)	21,342	(5,426)
Pension and other postretirement benefit plans	51	431	151	736
Cash flow hedges	96	171	79	(74)
Total other comprehensive income (loss), net of tax	172	(4,968)	21,572	(4,764)
Comprehensive income (loss)	$50,729	$(97,951)	$149,558	$(32,969)
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	May 31, 2014	August 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$129,625	$103,986
Accounts receivable, net	259,289	219,075
Inventories, net	171,558	142,549
Deferred income taxes	14,855	18,796
Other current assets	30,003	28,228
Assets of discontinued operations	—	272,606
Total current assets	605,330	785,240
Property, plant and equipment
Land, buildings and improvements	52,440	52,669
Machinery and equipment	285,702	305,200
Gross property, plant and equipment	338,142	357,869
Less: Accumulated depreciation	(167,689)	(156,373)
Property, plant and equipment, net	170,453	201,496
Goodwill	765,988	734,952
Other intangibles, net	376,249	376,692
Other long-term assets	29,685	20,952
Total assets	$1,947,705	$2,119,332
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$168,997	$154,049
Accrued compensation and benefits	50,589	43,800
Current maturities of long-term debt	3,375	—
Income taxes payable	9,403	14,014
Other current liabilities	62,187	56,899
Liabilities of discontinued operations	—	53,080
Total current liabilities	294,551	321,842
Long-term debt, less current maturities	386,625	515,000
Deferred income taxes	94,860	115,865
Pension and postretirement benefit liabilities	11,285	20,698
Other long-term liabilities	75,231	65,660
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 78,361,905 and 77,001,144 shares, respectively	15,671	15,399
Additional paid-in capital	87,964	49,758
Treasury stock, at cost, 9,179,987 and 3,983,513 shares, respectively	(288,067)	(104,915)
Retained earnings	1,316,673	1,188,685
Accumulated other comprehensive loss	(47,088)	(68,660)
Stock held in trust	(4,111)	(3,124)
Deferred compensation liability	4,111	3,124
Total shareholders’ equity	1,085,153	1,080,267
Total liabilities and shareholders’ equity	$1,947,705	$2,119,332
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended May 31,
	2014	2013
Operating Activities
Net earnings (loss)	$127,986	$(28,205)
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	46,934	42,790
Impairment charge	—	170,052
Net gain on disposal of business	(26,339)	—
Deferred income tax benefit	(11,545)	(30,549)
Stock-based compensation expense	14,006	10,507
Amortization of debt discount and debt issuance costs	1,406	1,488
Other non-cash adjustments	(346)	171
Sources (uses) of cash from changes in components of working capital and other:
Accounts receivable	(26,271)	(25,033)
Inventories	(25,676)	7,326
Prepaid expenses and other assets	(1,342)	(4,613)
Trade accounts payable	1,464	(7,529)
Income taxes payable	(25,939)	(5,538)
Accrued compensation and benefits	8,553	(12,829)
Other accrued liabilities	(9,705)	(1,768)
Net cash provided by operating activities	73,186	116,270
Investing Activities
Capital expenditures	(33,839)	(18,895)
Proceeds from sale of property, plant and equipment	44,036	1,317
Proceeds from sale of business, net of transaction costs	252,773	4,854
Business acquisitions, net of cash acquired	(30,500)	(83)
Net cash provided by (used in) investing activities	232,470	(12,807)
Financing Activities
Net repayments on revolver	(125,000)	—
Principal repayments on term loan	—	(5,000)
Purchase of treasury shares	(183,152)	(13,670)
Stock option exercises and related tax benefits	29,849	18,705
Payment of contingent acquisition consideration	(1,585)	(3,552)
Cash dividend	(2,919)	(2,911)
Net cash used in financing activities	(282,807)	(6,428)
Effect of exchange rate changes on cash	2,790	(3,801)
Net increase in cash and cash equivalents	25,639	93,234
Cash and cash equivalents – beginning of period	103,986	68,184
Cash and cash equivalents – end of period	$129,625	$161,418
See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
General
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2014. Certain prior year amounts have been reclassified to conform to current year presentation.
New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance is effective for annual periods beginning on or after December 15, 2014. The adoption of this standard is not expected to have a material impact on the financial statements of the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2016. The adoption of this standard is not expected to have a material impact on the financial statements of the Company.
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
Fiscal 2014
The Company acquired Hayes Industries Ltd. ("Hayes") on May 23, 2014 for $30.5 million plus up to $4.0 million of potential contingent consideration. This Industrial segment acquisition is headquartered in Sugarland, Texas and maintains a leading position in the concrete pre- and post-tensioning products market. Its products include patented encapsulated anchor systems, wedges and customized extruded cables. The purchase price allocation resulted in the recognition of $15.0 million of goodwill (which is deductible for tax purposes) and $10.6 million of intangible assets, including $5.0 million of patents, $3.3 million of customer relationships, $2.0 million of tradenames and $0.3 million for non-compete agreements.
Fiscal 2013
The Company acquired Viking SeaTech ("Viking") for $235.4 million on August 27, 2013. This Energy segment acquisition expanded the segment's geographic presence, technologies and services provided to the global offshore oil & gas industry. Headquartered in Aberdeen, Scotland, Viking is a support specialist providing a comprehensive range of equipment and services. Viking serves customers globally with primary markets in the North Sea (U.K. and Norway) and Australia. The majority of Viking's revenue is derived from offshore vessel mooring solutions which include design, rental, installation and inspection. Viking also provides survey and other marine services to offshore operators, drillers and energy asset owners. The purchase price allocation of the

Viking acquisition resulted in the recognition of $87.7 million of goodwill (which is not deductible for tax purposes) and $65.4 million of intangible assets, including $40.5 million of customer relationships and $24.9 million of tradenames.
The following unaudited pro forma results of operations of the Company for the three and nine months ended May 31, 2014 and 2013, give effect to the Viking and Hayes acquisitions as though the transaction and related financing activities had occurred on September 1, 2012 (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net sales
As reported	$378,187	$344,205	$1,045,513	$952,482
Pro forma	384,835	368,944	1,065,566	1,034,779
Earnings from continuing operations
As reported	$50,557	$46,077	$105,866	$102,462
Pro forma	50,931	46,184	106,647	105,929
Basic earnings per share from continuing operations
As reported	$0.72	$0.63	$1.47	$1.40
Pro forma	0.72	0.63	1.48	1.45
Diluted earnings per share from continuing operations
As reported	$0.70	$0.62	$1.44	$1.38
Pro forma	0.71	0.62	1.45	1.42

Note 3. Discontinued Operations and Divestiture Activities
The Electrical segment was primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility, marine and other harsh environment markets. On December 13, 2013, the Company completed the sale of the Electrical segment, which resulted in a pre-tax gain on disposal of $34.5 million. Remaining transaction costs and income taxes payable on the divestiture gain will result in cash outflows of approximately $6.0 million in future quarters, such that net cash proceeds on the sale will be approximately $225.0 million.

The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net sales	$—	$74,834	$72,139	$214,175

Operating income (loss) (1)	—	11,903	(4,873)	25,084
Impairment charge	—	(170,339)	—	(170,339)
Gain on disposal	—	—	34,459	—
Income tax expense (benefit)	—	19,376	(7,466)	14,588
Income from discontinued operations, net of income taxes	$—	$(139,060)	$22,120	$(130,667)

(1) The operating loss for the nine months ended May 31, 2014 includes the operating results of the business through the sale date of December 13, 2013, certain divestiture costs and a non-cash charge for the accelerated vesting of equity compensation.

As part of its portfolio management process, the Company divested a minor manpower consulting product line of Viking in the third quarter of fiscal 2014 for cash proceeds of $0.4 million. Subsequent to May 31, 2014, the Company also completed the sale of the recreational vehicle (RV) product line (Engineered Solutions segment) for $35.5 million and expects to recognize a gain on this sale during the fourth quarter of fiscal 2014.

Note 4. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the nine months ended May 31, 2014 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2013	$82,611	$341,903	$310,438	$734,952
Business acquired	14,987	—	—	14,987
Purchase accounting adjustments	—	206	—	206
Impact of changes in foreign currency rates	1,122	13,002	1,719	15,843
Balance as of May 31, 2014	$98,720	$355,111	$312,157	$765,988

The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		May 31, 2014			August 31, 2013
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$328,496	$113,228	$215,268	$318,143	$95,215	$222,928
Patents	11	35,878	20,688	15,190	30,564	18,747	11,817
Trademarks and tradenames	18	26,304	8,492	17,812	24,088	7,356	16,732
Non-compete agreements and other	4	7,435	6,772	663	7,034	6,458	576
Indefinite lived intangible assets:
Tradenames	N/A	127,316	—	127,316	124,639	—	124,639
		$525,429	$149,180	$376,249	$504,468	$127,776	$376,692
Amortization expense recorded on the intangible assets listed above was $6.3 million and $18.7 million for three and nine months ended May 31, 2014, respectively and $5.5 million and $17.5 million for three and nine months ended May 31, 2013, respectively. The Company estimates that amortization expense will be approximately $6.5 million for the remainder of fiscal 2014. Amortization expense for future years is estimated to be as follows: $25.8 million in fiscal 2015, $25.8 million in 2016, $25.1 million in fiscal 2017, $24.3 million in fiscal 2018, $24.1 million in fiscal 2019 and $117.3 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions and divestitures, changes in foreign currency exchange rates or other factors.
Note 5. Product Warranty Costs
The Company generally offers its customers a warranty on products they purchase, although warranty periods vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the accrued product warranty reserve from continuing operations (in thousands):

	Nine Months Ended May 31,
	2014	2013
Beginning balance	$7,413	$5,121
Provision for warranties	2,923	5,093
Warranty reserve of acquired business	50	—
Warranty payments and costs incurred	(5,311)	(4,931)
Impact of changes in foreign currency rates	30	32
Ending balance	$5,105	$5,315

Note 6. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	May 31, 2014	August 31, 2013
Senior Credit Facility
Revolver	$—	$125,000
Term Loan	90,000	90,000
Total Senior Credit Facility	90,000	215,000
5.625% Senior Notes	300,000	300,000
Total Senior Indebtedness	390,000	515,000
Less: current maturities of long-term debt	(3,375)	—
Total long-term debt, less current maturities	$386,625	$515,000
The Company’s Senior Credit Facility, which matures on July 18, 2018, includes a $600 million revolving credit facility, a $90 million term loan and a $350 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread above LIBOR, depending on the Company’s leverage ratio, ranging from 1.00% to 2.50% in the case of loans bearing interest at LIBOR and from 0.00% to 1.50% in the case of loans bearing interest at the base rate. At May 31, 2014, the borrowing spread on LIBOR based borrowings was 1.25% (aggregating to approximately 1.45%). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.40% per annum. At May 31, 2014, the available and unused credit line under the revolver was $592.8 million. Quarterly principal payments of $1.1 million will begin on the term loan on September 30, 2014, increasing to $2.3 million per quarter beginning on September 30, 2015, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.50:1. The Company was in compliance with all financial covenants at May 31, 2014.
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

	May 31, 2014	August 31, 2013
Level 1 Valuation:
Cash equivalents	$109	$1,092
Investments	2,061	1,793
Level 2 Valuation:
Foreign currency derivatives	$(234)	$143
The fair value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value at both May 31, 2014 and August 31, 2013 due to their short-term nature and the fact that the interest rates approximated market rates. The fair value of the Company’s outstanding $300 million of 5.625% Senior Notes was $315.0 million and $300.8 million May 31, 2014 and August 31, 2013, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

Note 8. Derivatives

All derivatives are recognized in the balance sheet at their estimated fair value. On the date it enters into a derivative contract, the Company designates the derivative as a hedge of a recognized asset or liability ("fair value hedge") or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). The Company does not enter into derivatives for speculative purposes. Changes in the value of fair value hedges and non-designated hedges are recorded in earnings along with the gain or loss on the hedged asset or liability, while changes in the value of cash flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows. The fair value of outstanding foreign currency derivatives was a liability of $0.2 million at May 31, 2014 and an asset of $0.1 million at August 31, 2013.

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted inventory purchases that are denominated in non-functional currencies through cash flow hedges. The U.S. dollar equivalent notional value of these foreign currency forward contracts was $2.4 million and $9.7 million, at May 31, 2014 and August 31, 2013, respectively. At May 31, 2014, unrealized gains of less than $0.1 million were included in accumulated other comprehensive loss and are expected to be reclassified to earnings during the next twelve months.

The Company also utilizes forward foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. The U.S. dollar equivalent notional value of these short duration foreign currency forward contracts was $219.2 million and $383.6 million, at May 31, 2014 and August 31, 2013, respectively. Net foreign currency losses related to these derivative instruments were $2.1 million and $13.5 million for the three and nine months ended May 31, 2014, respectively; and a net foreign currency gain of $0.3 million and less than $0.1 million for the three and nine months ended May 31, 2013, respectively. These derivative losses offset foreign currency gains from the related revaluation on non-functional currency assets and liabilities (amounts included in other income and expense in the condensed consolidated statement of earnings).
Note 9. Earnings Per Share
The reconciliations between basic and diluted earnings per share from continuing operations are as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Numerator:
Earnings from continuing operations	$50,557	$46,077	$105,866	$102,462
Denominator:
Weighted average common shares outstanding - basic	70,432	73,133	71,915	72,957
Net effect of dilutive securities—stock based compensation plans	1,338	1,654	1,603	1,534
Weighted average common shares outstanding - diluted	71,770	74,787	73,518	74,491

Earnings per common share from continuing operations:
Basic	$0.72	$0.63	$1.47	$1.40
Diluted	$0.70	$0.62	$1.44	$1.38

Anti-dilutive securities-stock based compensation plans (excluded from earnings per share calculation)	463	656	558	735

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Effective income tax rate	3.2%	7.7%	11.3%	12.5%
Income tax expense for the three months ended May 31, 2014 includes a $10.5 million benefit from a discrete income tax adjustment (tax minimization planning that was completed in the quarter) and a $6.8 million net reduction in the reserve for uncertain tax positions (as a result of the lapsing of non-U.S. income tax statues of limitations). Similarly the prior year third quarter income tax expense included a $9.3 million benefit due to a net reduction in reserves for uncertain tax positions. Effective income tax rates for the nine months ended May 31, 2014 and 2013 reflect the benefits of tax minimization planning, increased foreign tax credits, the generation of net operating losses (from the liquidation of foreign legal entities) and discrete tax items.
The gross liability for unrecognized tax benefits, excluding interest and penalties, increased from $18.0 million at August 31, 2013 to $31.6 million at May 31, 2014. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. In addition, as of May 31, 2014 and August 31, 2013, the Company had liabilities totaling $1.7 million and $2.9 million, respectively, for the payment of interest and penalties related to its unrecognized income tax benefits.

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
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net Sales by Segment:
Industrial	$109,809	$111,308	$302,022	$311,429
Energy	125,231	99,158	339,187	270,721
Engineered Solutions	143,147	133,739	404,304	370,332
	$378,187	$344,205	$1,045,513	$952,482
Net Sales by Reportable Product Line:
Industrial	$109,809	$111,308	$302,022	$311,429
Energy	125,231	99,158	339,187	270,721
Vehicle Systems	75,442	68,202	214,369	189,064
Other	67,705	65,537	189,935	181,268
	$378,187	$344,205	$1,045,513	$952,482
Operating Profit:
Industrial	$34,123	$32,426	$87,496	$85,782
Energy	19,936	19,736	38,363	44,800
Engineered Solutions	13,560	12,754	36,297	28,654
General Corporate	(8,839)	(7,874)	(20,748)	(21,849)
	$58,780	$57,042	$141,408	$137,387

	May 31, 2014	August 31, 2013
Assets:
Industrial	$322,609	$280,110
Energy	805,056	817,547
Engineered Solutions	688,474	652,581
General Corporate	131,566	96,488
Assets of Discontinued Operations	—	272,606
	$1,947,705	$2,119,332
In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is also impacted by acquisition/divestiture activities and restructuring costs and the related benefits. Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.
Note 12. Contingencies and Litigation
The Company had outstanding letters of credit of $14.4 million and $10.7 million at May 31, 2014 and August 31, 2013, respectively, the majority of which secure self-insured workers compensation liabilities.
The Company is a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, environmental, labor, patent claims and other disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and can be reasonably estimated. In the opinion of management, the resolution of these contingencies, individually and in the aggregate, are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $25.2 million at May 31, 2014 (including $14.6 million related to the divested Electrical segment).
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
Certain assets, liabilities and expenses have not been allocated to the Guarantors and non-Guarantors and therefore are included in the Parent column in the accompanying condensed consolidating financial statements. These items are of a corporate or consolidated nature and include, but are not limited to, tax provisions and related assets and liabilities, certain employee benefit obligations, prepaid and accrued insurance and corporate indebtedness. Intercompany activity primarily includes loan activity, purchases and sales of goods or services, investments and dividends. Intercompany balances also reflect certain non-cash transactions including transfers of assets and liabilities between the Parent, Guarantor and non-Guarantor, allocation of non-cash expenses from the Parent to the Guarantors and non-Guarantors and the impact of foreign currency rate changes.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended May 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$54,219	$84,870	$239,098	$—	$378,187
Cost of products sold	14,841	58,152	156,644	—	229,637
Gross profit	39,378	26,718	82,454	—	148,550
Selling, administrative and engineering expenses	21,554	16,128	45,816	—	83,498
Amortization of intangible assets	318	2,575	3,379	—	6,272
Operating profit	17,506	8,015	33,259	—	58,780
Financing costs, net	6,122	—	(190)	—	5,932
Intercompany expense (income), net	(5,620)	560	5,060	—	—
Other expense (income), net	1,597	23	(1,000)	—	620
Earnings before income tax expense	15,407	7,432	29,389	—	52,228
Income tax expense (benefit)	(9,755)	2,306	9,120	—	1,671
Net earnings before equity in earnings of subsidiaries	25,162	5,126	20,269	—	50,557
Equity in earnings of subsidiaries	25,395	20,151	683	(46,229)	—
Net earnings	$50,557	$25,277	$20,952	$(46,229)	$50,557
Comprehensive income	$50,729	$25,621	$20,970	$(46,591)	$50,729

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended May 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$52,126	$83,279	$208,800	$—	$344,205
Cost of products sold	14,938	55,610	136,753	—	207,301
Gross profit	37,188	27,669	72,047	—	136,904
Selling, administrative and engineering expenses	18,389	14,622	41,312	—	74,323
Amortization of intangible assets	318	2,592	2,629	—	5,539
Operating profit	18,481	10,455	28,106	—	57,042
Financing costs, net	6,279	3	(53)	—	6,229
Intercompany expense (income), net	(6,487)	637	5,850	—	—
Other expense (income), net	267	(115)	759	—	911
Earnings from continuing operations before income tax expense	18,422	9,930	21,550	—	49,902
Income tax expense	1,412	761	1,652	—	3,825
Net earnings before equity in loss of subsidiaries	17,010	9,169	19,898	—	46,077
Equity in loss of subsidiaries	(109,558)	(38,891)	(1,827)	150,276	—
Earnings (loss) from continuing operations	(92,548)	(29,722)	18,071	150,276	46,077
Loss from discontinued operations, net of income taxes	(435)	(94,888)	(43,737)	—	(139,060)
Net loss	$(92,983)	$(124,610)	$(25,666)	$150,276	$(92,983)
Comprehensive loss	$(97,951)	$(124,714)	$(30,396)	$155,110	$(97,951)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Nine months ended May 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$142,905	$239,709	$662,899	$—	$1,045,513
Cost of products sold	38,905	165,416	436,416	—	640,737
Gross profit	104,000	74,293	226,483	—	404,776
Selling, administrative and engineering expenses	57,811	45,833	141,011	—	244,655
Amortization of intangible assets	954	7,726	10,033	—	18,713
Operating profit	45,235	20,734	75,439	—	141,408
Financing costs, net	19,400	3	(459)	—	18,944
Intercompany expense (income), net	(22,770)	5,555	17,215	—	—
Other expense (income), net	12,683	(395)	(9,201)	—	3,087
Earnings from continuing operations before income tax expense	35,922	15,571	67,884	—	119,377
Income tax expense (benefit)	(3,862)	4,580	12,793	—	13,511
Net earnings before equity in earnings of subsidiaries	39,784	10,991	55,091	—	105,866
Equity in earnings of subsidiaries	109,714	9,488	4,750	(123,952)	—
Earnings from continuing operations	149,498	20,479	59,841	(123,952)	105,866
Earnings (loss) from discontinued operations, net of income taxes	(21,512)	56,494	(12,862)	—	22,120
Net earnings	$127,986	$76,973	$46,979	$(123,952)	$127,986
Comprehensive income	$149,558	$99,361	$42,837	$(142,198)	$149,558

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Nine Months Ended May 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$145,371	$220,178	$586,933	$—	$952,482
Cost of products sold	42,285	151,308	381,439	—	575,032
Gross profit	103,086	68,870	205,494	—	377,450
Selling, administrative and engineering expenses	53,347	44,348	124,826	—	222,521
Amortization of intangible assets	958	7,906	8,678	—	17,542
Operating profit	48,781	16,616	71,990	—	137,387
Financing costs, net	19,046	9	(244)	—	18,811
Intercompany expense (income), net	(18,408)	1,716	16,692	—	—
Other expense (income), net	(480)	(579)	2,577	—	1,518
Earnings from continuing operations before income tax expense	48,623	15,470	52,965	—	117,058
Income tax expense	7,420	435	6,741	—	14,596
Net earnings before equity in loss of subsidiaries	41,203	15,035	46,224	—	102,462
Equity in loss of subsidiaries	(68,323)	(10,227)	(1,392)	79,942	—
Earnings (loss) from continuing operations	(27,120)	4,808	44,832	79,942	102,462
Loss from discontinued operations, net of income taxes	(1,085)	(89,510)	(40,072)	—	(130,667)
Net earnings (loss)	$(28,205)	$(84,702)	$4,760	$79,942	$(28,205)
Comprehensive income (loss)	$(32,969)	$(91,016)	$7,632	$83,384	$(32,969)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	May 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$42,912	$3,391	$83,322	$—	$129,625
Accounts receivable, net	25,810	45,335	188,144	—	259,289
Inventories, net	30,729	46,009	94,820	—	171,558
Deferred income taxes	9,187	—	5,668	—	14,855
Other current assets	7,498	1,130	21,375	—	30,003
Total current assets	116,136	95,865	393,329	—	605,330
Property, plant and equipment, net	9,059	23,463	137,931	—	170,453
Goodwill	62,543	278,144	425,301	—	765,988
Other intangibles, net	12,292	144,081	219,876	—	376,249
Investment in subsidiaries	2,245,305	811,391	223,423	(3,280,119)	—
Intercompany receivable	—	661,143	579,314	(1,240,457)	—
Other long-term assets	14,176	22	15,487	—	29,685
Total assets	$2,459,511	$2,014,109	$1,994,661	$(4,520,576)	$1,947,705
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$20,173	$31,621	$117,203	$—	$168,997
Accrued compensation and benefits	12,252	3,372	34,965	—	50,589
Current maturities of long-term debt	3,375	—	—	—	3,375
Income taxes payable	12,469	—	(3,066)	—	9,403
Other current liabilities	23,059	6,451	32,677	—	62,187
Total current liabilities	71,328	41,444	181,779	—	294,551
Long-term debt, less current maturities	386,625	—	—	—	386,625
Deferred income taxes	42,575	—	52,285	—	94,860
Pension and postretirement benefit liabilities	6,942	—	4,343	—	11,285
Other long-term liabilities	61,903	1,592	11,736	—	75,231
Intercompany payable	804,985	—	435,475	(1,240,460)	—
Shareholders’ equity	1,085,153	1,971,073	1,309,043	(3,280,116)	1,085,153
Total liabilities and shareholders’ equity	$2,459,511	$2,014,109	$1,994,661	$(4,520,576)	$1,947,705

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$16,122	$—	$87,864	$—	$103,986
Accounts receivable, net	20,471	40,343	158,261	—	219,075
Inventories, net	27,343	38,948	76,258	—	142,549
Deferred income taxes	13,002	—	5,794	—	18,796
Other current assets	7,454	963	19,811	—	28,228
Assets of discontinued operations	—	192,129	80,477	—	272,606
Total current assets	84,392	272,383	428,465	—	785,240
Property, plant and equipment, net	7,050	22,801	171,645	—	201,496
Goodwill	62,543	264,502	407,907	—	734,952
Other intangibles, net	13,247	141,258	222,187	—	376,692
Investment in subsidiaries	2,086,534	201,779	96,333	(2,384,646)	—
Intercompany receivable	—	480,633	360,620	(841,253)	—
Other long-term assets	12,654	22	8,276	—	20,952
Total assets	$2,266,420	$1,383,378	$1,695,433	$(3,225,899)	$2,119,332
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$22,194	$30,637	$101,218	$—	$154,049
Accrued compensation and benefits	13,835	2,716	27,249	—	43,800
Income taxes payable	8,135	—	5,879	—	14,014
Other current liabilities	21,268	4,630	31,001	—	56,899
Liabilities of discontinued operations	—	23,466	29,614	—	53,080
Total current liabilities	65,432	61,449	194,961	—	321,842
Long-term debt	515,000	—	—	—	515,000
Deferred income taxes	64,358	—	51,507	—	115,865
Pension and postretirement benefit liabilities	16,267	—	4,431	—	20,698
Other long-term liabilities	51,479	390	13,791	—	65,660
Intercompany payable	473,617	—	367,636	(841,253)	—
Shareholders’ equity	1,080,267	1,321,539	1,063,107	(2,384,646)	1,080,267
Total liabilities and shareholders’ equity	$2,266,420	$1,383,378	$1,695,433	$(3,225,899)	$2,119,332

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended May 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$33,121	$10,376	$44,405	$(14,716)	$73,186
Investing Activities
Capital expenditures	(3,823)	(3,558)	(26,458)	—	(33,839)
Proceeds from sale of property, plant and equipment	52	484	43,500	—	44,036
Proceeds from sale of businesses, net of transaction costs	(4,586)	214,268	43,091	—	252,773
Intercompany investment	—	(99,963)	—	99,963	—
Business acquisitions, net of cash acquired	(30,500)	—	—	—	(30,500)
Net cash provided by (used in) investing activities	(38,857)	111,231	60,133	99,963	232,470
Financing Activities
Intercompany loan activity	313,748	(118,216)	(195,532)	—	—
Net repayments on revolver	(125,000)	—	—	—	(125,000)
Intercompany capital contribution	—	—	99,963	(99,963)	—
Purchase of treasury shares	(183,152)	—	—	—	(183,152)
Payment of contingent acquisition consideration	—	—	(1,585)	—	(1,585)
Stock option exercises and related tax benefits	29,849	—	—	—	29,849
Cash dividend	(2,919)	—	(14,716)	14,716	(2,919)
Net cash provided by (used in) financing activities	32,526	(118,216)	(111,870)	(85,247)	(282,807)
Effect of exchange rate changes on cash	—	—	2,790	—	2,790
Net increase (decrease) in cash and cash equivalents	26,790	3,391	(4,542)	—	25,639
Cash and cash equivalents—beginning of period	16,122	—	87,864	—	103,986
Cash and cash equivalents—end of period	$42,912	$3,391	$83,322	$—	$129,625

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended May 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$61,900	$28,192	$26,178	$—	$116,270
Investing Activities
Proceeds from sale of property, plant and equipment	554	75	688	—	1,317
Capital expenditures	(1,387)	(3,461)	(14,047)	—	(18,895)
Proceeds from sale of business	—	—	4,854	—	4,854
Business acquisitions, net of cash acquired	—	—	(83)	—	(83)
Cash used in investing activities	(833)	(3,386)	(8,588)	—	(12,807)
Financing Activities
Principal repayments of term loans	(5,000)	—	—	—	(5,000)
Intercompany loan activity	(42,904)	(24,897)	67,801	—	—
Purchase of treasury shares	(13,670)	—	—	—	(13,670)
Payment of contingent acquisition consideration	(1,350)	—	(2,202)	—	(3,552)
Stock option exercises and related tax benefits	18,705	—	—	—	18,705
Cash dividend	(2,911)	—	—	—	(2,911)
Cash provided by (used in) financing activities	(47,130)	(24,897)	65,599	—	(6,428)
Effect of exchange rate changes on cash	—	—	(3,801)	—	(3,801)
Net increase (decrease) in cash and cash equivalents	13,937	(91)	79,388	—	93,234
Cash and cash equivalents—beginning of period	12,401	91	55,692	—	68,184
Cash and cash equivalents—end of period	$26,338	$—	$135,080	$—	$161,418

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
Our long-term goal is to grow annual diluted earnings per share (“EPS”), excluding unusual or non-recurring items, faster than most multi-industry peers. We intend to leverage our leading market positions to generate annual internal sales growth that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to internal sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to develop additional cross-selling opportunities, deepen customer relationships and leverage costs. We also focus on profit margin expansion and cash flow generation to achieve our financial and EPS growth goals. Our LEAD (“Lean Enterprise Across Disciplines”) process utilizes various continuous improvement techniques to drive out costs and improve efficiencies, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on net assets and managing primary working capital levels. Our LEAD efforts also support our Growth + Innovation (“G+I”) initiative, a process focused on improving core sales growth. The cash flow that results from efficient asset management and improved profitability is primarily used to fund strategic acquisitions, common stock repurchases and internal growth opportunities.
We believe that our targeted energy, infrastructure, food/farm productivity and natural resources/sustainability strategies provide attractive opportunities for sustainable growth, including acquisitions, geographic expansion, market share gains and new product development.  Over the past year we have taken several portfolio and capital deployment actions to better position the Company for improved future growth, including the following:

•	acquisition of Viking Seatech (“Viking”) which expanded the global presence and capabilities of the Energy segment,

•	divestiture of the Electrical segment in December 2013 for net proceeds of $225 million,

•	acquisition of Hayes Industrial Ltd, an Industrial segment tuck-in acquisition,

•	divested a manpower consulting product line of Viking, and

•	divested the recreational vehicle (RV) product line of the Engineered Solutions segment in June 2014 for proceeds of $36 million
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

Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2014		2013		2014		2013
Net sales	$378	100%	$344	100%	$1,046	100%	$952	100%
Cost of products sold	230	61%	207	60%	641	61%	575	60%
Gross profit	148	39%	137	40%	405	39%	377	40%
Selling, administrative and engineering expenses	83	22%	74	22%	245	23%	223	23%
Amortization of intangible assets	6	2%	6	2%	19	2%	17	2%
Operating profit	59	15%	57	16%	141	14%	137	15%
Financing costs, net	6	2%	6	2%	19	2%	19	2%
Other expense, net	1	0%	1	0%	3	0%	1	0%
Earnings from continuing operations before income tax expense	52	13%	50	14%	119	12%	117	13%
Income tax expense	1	—%	4	1%	13	1%	15	2%
Earnings from continuing operations	51	13%	46	13%	106	11%	102	11%
Earnings (loss) from discontinued operations, net of income taxes	—	—%	(139)	(40)%	22	2%	(130)	(14)%
Net earnings (loss)	$51	13%	$(93)	(27)%	$128	13%	$(28)	(3)%

Diluted earnings from continuing operations per share	$0.70		$0.62		$1.44		$1.38
Diluted earnings (loss) per share	$0.70		$(1.24)		$1.74		$(0.38)
The comparability of operating results to the prior year has been impacted by changes in foreign currency exchange rates (as approximately one-half of our sales are denominated in currencies other than the U.S. dollar), acquisitions, divestitures and the economic conditions in the end markets we serve. Consolidated core sales (sales excluding acquisitions, divestitures and changes in foreign currency exchange rates) increased 3% for the three months ended May 31, 2014 and 4% for the nine months ended May 31, 2014, the result of solid growth in the Engineered Solutions and Energy segments, which was partially offset by a modest decline in demand in the Industrial segment. Operating profit for the three and nine months ended May 31, 2014 was $59 million and $141 million, respectively, compared to $57 million and $137 million in the prior year.  Unfavorable segment and product mix, restructuring costs and the inclusion of the Viking acquisition resulted in the decline in consolidated operating profit margin. Fiscal 2014 third quarter earnings from continuing operations were $51 million ($0.70 per diluted share), compared to $46 million ($0.62 per diluted share) in the prior year.
Segment Results
Industrial Segment
The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools that are used in maintenance and other applications in a variety of industrial, energy, infrastructure and production automation markets. Despite tepid economic conditions globally and cautious spending by customers in infrastructure and heavy-lift markets (Integrated Solutions) we believe the Industrial segment will generate core sales growth during the fourth quarter, driven by our vertical market initiatives and slightly improved end market conditions. The following table sets forth the results of operations for the Industrial segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net sales	$110	$111	$302	$311
Operating profit	34	32	87	86
Operating profit %	31.1%	29.1%	29.0%	27.5%
Fiscal 2014 third quarter Industrial segment net sales decreased $1 million (1%) to $110 million compared to the prior year period, while year-to-date net sales decreased $9 million (3%) to $302 million. Excluding the impact of foreign currency rate changes (which favorably impacted sales comparisons by $1 million in the quarter), core sales decreased 2% in the third quarter and 3% year-to-date, the result of lower global Integrated Solutions activity. Despite lower sales levels, operating profit margins improved due to productivity improvements, effective cost management and favorable sales mix.

Energy Segment
The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions primarily used in maintenance activities in the global energy market. The Energy segment continues to focus on expanding its presence in the global energy markets and successfully integrating the Viking acquisition. Favorable market conditions including increased worldwide demand for energy, solid maintenance and oil & gas activity and improved demand in non-energy markets (defense, marine and aerospace) are expected to continue for the next several quarters. The following table sets forth the results of operations for the Energy segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net sales	$125	$99	$339	$271
Operating profit	20	20	38	45
Operating profit %	15.9%	19.9%	11.3%	16.5%
Third quarter net sales increased $26 million (26%) to $125 million from the comparable prior year period, while year-to-date net sales increased $68 million (25%) from the prior year. The majority of this sales growth reflects the addition of the Viking acquisition in late fiscal 2013. Excluding the impact of changes in foreign currency exchange rates (which favorably impacted sales comparison by $2 million in the quarter) and the Viking acquisition, core sales increased 5% in both the third quarter and year-to-date periods. This growth was driven by increased activity in the oil & gas (maintenance spending), seismic and defense markets. Despite increased quoting and sales activity in the Asia Pacific region, Viking revenues have been impacted by delays in mooring equipment mobilization on new projects and reduced activity in the North Sea region. The third quarter and year-to-date operating profit margin declined due to unfavorable acquisition mix (given the fixed cost nature of Viking's rental business) and unfavorable sales mix. Excluding the unfavorable acquisition mix, margins were approximately in line with the prior year.
Engineered Solutions Segment
The Engineered Solutions segment provides highly engineered position and motion control, power transmission and instrumentation and display systems to OEMs in a variety of markets. The segment continues to focus on the commercialization of new products and the completion of restructuring initiatives aimed at simplifying the business and improving future profit margins. The following table sets forth the results of operations for the Engineered Solutions segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net sales	$143	$134	$404	$370
Operating profit	14	13	36	29
Operating profit %	9.5%	9.5%	9.0%	7.7%
Fiscal 2014 third quarter Engineered Solutions net sales increased $9 million (7%) to $143 million versus the comparable prior year period, while year-to-date net sales grew $34 million (9%) to $404 million. Excluding foreign currency rate changes (which favorably impacted sales by $2 million during the quarter and $4 million year-to-date), core sales increased 5% in the third quarter and 9% year-to-date. This growth resulted from strong European and China heavy-duty truck sales, along with increased agricultural sales, which offset continued weak demand from off highway equipment, defense and construction equipment OEM's. Despite higher sales levels, operating profit margins for the quarter were flat compared to the prior year as a result of inefficiencies and costs associated with facility consolidations and related restructuring activities.
General Corporate
General corporate expenses were $9 million and $21 million for the three and nine months ended May 31, 2014, respectively, compared to $8 million and $22 million three and nine months ended May 31, 2013, respectively.

Financing Costs, net
All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our segments. Net financing costs were relatively unchanged for all comparable periods.
Income Taxes Expense
The effective income tax rate from continuing operations is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Effective income tax rate	3.2%	7.7%	11.3%	12.5%
Income tax expense for the three months ended May 31, 2014 includes a $11 million benefit from a discrete income tax adjustment (tax minimization planning that was completed in the quarter) and a $7 million net reduction in the reserve for uncertain tax positions (as a result of the lapsing of non-U.S. income tax statues of limitations). Similarly the prior year third quarter income tax expense included a $9 million benefit due to a net reduction in reserves for uncertain tax positions. Effective income tax rates for the nine months ended May 31, 2014 and 2013 reflect the benefits of tax minimization planning, increased foreign tax credits, the generation of net operating losses (from the liquidation of foreign legal entities) and discrete tax items.
Discontinued Operations
On December 13, 2013, the Company completed the sale of its former Electrical segment, which resulted in a pre-tax gain on disposal of $34 million. The results of operations for the Electrical segment have been reported as discontinued operations for all periods and are summarized as follows (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net sales	$—	$75	$72	$214

Operating income (loss) (1)	—	12	(5)	25
Impairment charge	—	(170)	—	(170)
Gain on disposal	—	—	34	—
Income tax expense	—	19	(7)	15
Income from discontinued operations, net of taxes	$—	$(139)	$22	$(131)
(1) The operating loss for the nine months ended May 31, 2014 includes the operating results of the business through the sale date of December 13, 2013, certain divestiture costs and a non-cash charge for the accelerated vesting of equity compensation.
Cash Flows and Liquidity
We believe that the successful execution of our business model will result in continued strong cash flow generation, which will allow us to reinvest in the business, fund future growth opportunities and opportunistic stock repurchases, ultimately increasing long-term shareholder value.  While we generate earnings and cash flow in all geographic regions, the vast majority of our cash is maintained in locations outside of the United States, primarily for income tax planning reasons. We expect to generate significant  cash flow during our seasonally strong fourth quarter, which combined with existing cash and availability under our revolving credit facility, will be adequate to fund our operating needs for the foreseeable future. We anticipate on-going capital deployment in business acquisitions and opportunistic stock buybacks,with surplus cash flow added to the balance sheet.
The following table summarizes our cash flows from operating, investing and financing activities (in millions):

	Nine Months Ended May 31,
	2014	2013
Net cash provided by operating activities	$73	$116
Net cash provided by (used in) investing activities	232	(13)
Net cash used in financing activities	(283)	(6)
Effect of exchange rates on cash	3	(4)
Net increase in cash and cash equivalents	$25	$93
Cash flows from operating activities during the nine months ended May 31, 2014 were lower than the prior year, primarily the result of a $43 million increase in working capital accounts and higher income tax payments. Operating cash flows, $253 million of net proceeds from the sale of the Electrical segment and a $41 million sale leaseback of Viking rental assets funded the repurchase of approximately 5 million shares ($183 million) of the Company’s common stock and the repayment of $125 million of revolver borrowings. Capital expenditures during the first nine months of fiscal 2014 were $34 million, including rental assets purchased for the Energy segment and machinery and equipment associated with various new facilities.
Cash flows from operating activities during the nine months ended May 31, 2013 were $116 million, primarily consisting of net earnings, offset by the payment of $17 million of fiscal 2012 incentive compensation costs and an increase in working capital accounts. Investing activities during fiscal 2013 included $19 million of net capital expenditures and the receipt of $5 million in proceeds related to a product line divestiture. Existing cash, coupled with operating cash flows and proceeds and benefits of share based compensation, funded the repurchase of approximately 0.5 million shares of the Company’s common stock ($14 million), the annual dividend and $5 million of scheduled payments on the term loan.
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

Primary Working Capital Management from Continuing Operations
We use primary working capital as a percentage of sales (PWC %) as a key indicator of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital from continuing operations (in millions):

	May 31, 2014	PWC%	May 31, 2013	PWC%
Accounts receivable, net	$259	17%	$215	16%
Inventory, net	172	11%	145	11%
Accounts payable	(169)	(11)%	(148)	(11)%
Net primary working capital	$262	17%	$212	16%

Increased primary working capital amounts are due to higher sales levels (generating increased accounts receivable balances) and increased inventory levels to support long-term customer contracts and higher safety stock levels in advance of plant consolidations.
Commitments and Contingencies
The Company has operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $25 million at May 31, 2014 (including $15 million related to the divested Electrical segment).
We had outstanding letters of credit of approximately $14 million and $11 million at May 31, 2014 and August 31, 2013, respectively, the majority of which secure self-insured workers compensation liabilities.

Contractual Obligations
Our contractual obligations are discussed in Part 1, Item 7 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2013, and, as of May 31, 2014, have not materially changed.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.

Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow because the interest on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility (see Note 6, “Debt” for further details). A ten percent increase in the average cost of our variable rate debt (which is based on LIBOR interest rates) would result in an increase in interest expense (pre-tax) of approximately $0.1 million for the three months ended May 31, 2014. From time to time, we may enter into interest rate swap agreements to manage our exposure to interest rate changes. At May 31, 2014, we were not a party to any interest rate swap derivatives.

Foreign Currency Risk: We maintain operations in the U.S. and various foreign countries. Our more significant non-U.S. operations are located in Australia, the Netherlands, United Kingdom, Mexico and China, and have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions (primarily forward foreign currency swaps) that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 8, “Derivatives” for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.

The strengthening of the U.S. dollar could also result in unfavorable translation effects on our results of operations and financial position as the result of foreign denominated operating results being translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales and operating profit would have been $21 million and $3 million lower, respectively, for the three months ended May 31, 2014. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates on our May 31, 2014 financial position would result in a $82 million decrease in equity (accumulated other comprehensive loss), as a result of non U.S dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.

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

Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
In March 2014, our Board of Directors authorized a stock repurchase program to acquire up to 7,000,000 shares of the Company’s outstanding Class A common stock. The following table presents information regarding the repurchase of common stock during the three months ended May 31, 2014. All of the shares were repurchased as part of the publicly announced program.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
March 1 to March 31, 2014	225,000	$33.47	6,775,000
April 1 to April 30, 2014	955,301	33.99	5,819,699
May 1 to May 31, 2014	999,686	34.00	4,820,013
	2,179,987	$33.94

Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 33, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: July 9, 2014	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MAY 31, 2014
INDEX TO EXHIBITS

Exhibit	Description	Filed Herewith	Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended May 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X