Form 10-K
period 2014-08-31
ACTUANT CORP
filed 2014-10-27
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2014
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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):        Yes    ☐          No    ☒
There were 64,969,276 shares of the Registrant’s Class A Common Stock outstanding as of September 30, 2014. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on February 28, 2014) held by non-affiliates of the Registrant was approximately $2.47 billion.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 21, 2015 are incorporated by reference into Part III hereof.

Actuant Corporation provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS
This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic uncertainty, market conditions in the industrial, oil & gas, energy, power generation, infrastructure, commercial construction, truck, automotive, specialty vehicle and agriculture industries, market acceptance of existing and new products, successful integration of acquisitions and related restructuring, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor, or overhead cost increases, foreign currency risk, interest rate risk, commodity risk, the impact of geopolitical activity, litigation matters, the Company’s ability to access capital markets and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.
When used herein, the terms “Actuant,” “we,” “us,” “our,” and the “Company” refer to Actuant Corporation and its subsidiaries.
PART I
Item  1.    Business
General
Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, is a Wisconsin corporation incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. The Company is organized into three operating segments as follows: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and other energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to original equipment manufacturers (“OEM”) and aftermarkets in various on and off-highway vehicle markets, as well as, a variety of other products to the industrial and agricultural markets. Financial information related to the Company's segments is included in Note 13, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
Our long-term goal is to grow annual diluted earnings per share (“EPS”), excluding unusual or non-recurring items, faster than most multi-industry peers. We intend to leverage our market positions to generate annual core sales growth (sales growth excluding the impact of acquisitions, divestitures and foreign currency rate changes) that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to core sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive growth opportunities (additional cross-selling opportunities and deepen customer relationships) and cost reductions. We also focus on profit margin expansion and cash flow generation to achieve our financial objectives. Our LEAD (“Lean Enterprise Across Disciplines”) business processes utilize various continuous improvement techniques to reduce costs, improve efficiencies and drive operational excellence across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. Our LEAD efforts also support our Growth + Innovation (“G + I”) initiative, a process focused on increasing core sales growth. The cash flow that results from efficient asset management and improved profitability is used to fund strategic acquisitions, common stock repurchases and internal growth opportunities.
We believe that our targeted energy, infrastructure, food/farm productivity and natural resources/sustainability strategies provide attractive opportunities for sustainable growth, including acquisitions, geographic expansion, market share gains and new product development. Over the past two years we have taken several portfolio and capital deployment actions to better position the Company for improved future growth, including the following:

•	acquisition of Viking Seatech ("Viking") in August 2013 for $235 million and subsequent sale leaseback of $41 million of rental assets,

•	divestiture of the Electrical segment in December 2013, for net cash proceeds of approximately $225 million,

•	acquisition of Hayes Industrial Ltd ("Hayes"), an Industrial segment tuck-in acquisition in May 2014, for $31 million, and

•	divested a manpower consulting product line of Viking and the recreational vehicle (RV) product line of the Engineered Solutions segment during fiscal 2014, for total gross proceeds of $37 million.
Description of Business Segments
Industrial
The Industrial segment is a leading global supplier of branded hydraulic and mechanical tools to a broad array of end markets, including general maintenance and repair, industrial, oil & gas, mining, infrastructure and production automation. Its primary products include high-force hydraulic tools, highly engineered heavy lifting solutions, workholding (production automation) solutions and concrete stressing components and systems. Our hydraulic and mechanical tools are marketed primarily through the Enerpac, Simplex, Precision-Hayes and Milwaukee Cylinder brand names.
Our high-force hydraulic and mechanical tools, including cylinders, pumps, valves, specialty tools and presses are designed to allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. These hydraulic tools operate at very high pressures of approximately 5,000 to 12,000 pounds per square inch and are generally sold by a diverse group of industrial and specialty fluid power distributors to customers in the infrastructure, mining, steel mill, cement, rail, oil & gas, power generation and general maintenance industries. Examples of industrial distributors include W.W. Grainger, Applied Industrial Technologies, MSC, Blackwoods and Industrial Air Tool.
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
The Industrial segment has leveraged production and engineering capabilities to also offer a broad range of workholding products (work supports, swing cylinders and system components) that are marketed through distributors to the automotive, machine tool and fixture design markets. In addition, the segment designs, manufactures and distributes concrete tensioning products (chucks and wedges, stressing jacks and anchors) under the Precision-Hayes brand name which are used by concrete tensioning system designers, fabricators and installers for the residential and commercial construction, bridge, infrastructure and mining markets.
Energy
The Energy segment provides products and services to the global energy markets, where safety, reliability, up-time and productivity are key value drivers. Products include joint integrity tools and connectors for oil & gas and power generation installations and high performance ropes, cables and umbilicals. In addition to these products, the Energy segment also provides mooring systems and joint integrity tools under rental arrangements, as well as technical manpower solutions. The products and services of the Energy segment are distributed and marketed under various brand names (principally Hydratight, Cortland and Viking SeaTech) to OEMs, maintenance and service organizations and energy producers in emerging and developed countries.
Joint integrity products include hydraulic torque wrenches, bolt tensioners, portable machining equipment and subsea connectors, which are either sold or rented to asset owners, service providers and end users. These products are used in the maintenance of bolted joints on oil rigs and platforms, wind turbines, refineries and pipelines, petrochemical installations, as well as fossil fuel and nuclear power plants to reduce customer downtime and provide increased safety and reliability. Hydratight also provides manpower services where our highly trained technicians perform bolting, machining and joint integrity work for customers. Our joint integrity business operates to world class safety standards while delivering products and services through a localized infrastructure of rental and maintenance depots. Service, product sales and rental revenue each generate approximately one-third of our joint integrity sales. This business maintains strong relationships with a variety of customers such as Statoil, Petrobras, BP p.l.c., Bechtel and Tig Tesco Intl.
The Energy segment also develops highly-engineered rope and cable solutions that maximize performance, safety and efficiency for customers in various markets including oil & gas, heavy marine, subsea, ROV and seismic. With its global design and manufacturing capabilities, the Cortland business is able to provide customized synthetic ropes, heavy lift slings, specialized mooring, rigging and towing systems, electro-optical-mechanical cables and umbilicals to customers, including customers such as Sercel, Expro, General Electric and Halliburton. These products are utilized in critical applications, often deployed in harsh operating conditions (sub-sea oil & gas production, maintenance and exploration) and are required to meet robust safety standards. Additional custom designed products are also sold into a variety of other niche markets including mining, medical, security, aerospace and defense.
In addition, the Energy segment provides customers with a comprehensive range of marine mooring equipment and associated services (survey, inspection, design and installation) to meet the demands of offshore energy assets.  Our Viking business delivers efficient and safe mooring solutions in the harshest environments to customers involved in offshore oil & gas exploration, drilling and FPSO projects, offshore construction and renewable energy projects.  These marine products (including slings, chain, anchors, fittings and buoys), innovative solutions and services increase customer uptime and ensure safe operations. Viking services customers globally, including Statoil, Chevron and BP p.l.c., with, a major presence in the North Sea (U.K. and Norway) and Australia.
Engineered Solutions
The Engineered Solutions segment is a leading global designer and assembler of customized position and motion control systems and other industrial products to various vehicle and other niche markets. This segment focuses on providing technical and highly engineered products, including actuation systems, mechanical power transmission products, engine air flow management systems, human to machine interface ("HMI") solutions and other rugged electronic instrumentation. Products in the Engineered Solutions segment are primarily marketed directly to OEMs through a technical sales organization. Within this segment, engineering capabilities, technical service, quality and established customer relationships are key competitive advantages.
Approximately one-half of this segment’s revenue comes from the Vehicle Systems product line (Power-Packer and Gits brands), with sales to the truck, automotive, off-highway and specialty vehicle markets. Products include hydraulic cab-tilt and latching systems which are sold to global heavy duty truck OEMs such as Volvo, Iveco, Scania, Paccar-DAF, FAW and CNHTC and automotive electro-hydraulic convertible top latching and actuation systems. The automotive convertible top actuation systems are utilized on both retractable soft and hard top vehicles manufactured by OEMs such as Daimler, Volkswagen, Renault, Peugeot, BMW, Volvo and Nissan. Our diesel engine air flow solutions, such as exhaust gas recirculation (“EGR”) systems and air flow actuators, are used by diesel engine and turbocharger manufacturers to reduce emissions, improve fuel efficiency and increase horsepower. Primary end markets include heavy duty truck and off-highway equipment serving customers such as Caterpillar, Cummins, Honeywell and Borg Warner. We also sell actuation systems to a variety of specialty vehicle customers, principally in the defense and off-highway markets.
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
International Business
Our products and services are generally available globally, with our principal markets outside the United States being Europe and Asia. In fiscal 2014 we derived 41% of our net sales from the United States, 39% from Europe and the Middle East, 15% from Asia and 5% from other geographic areas. We have operations around the world and this geographic diversity allows us to draw on the skills of a global workforce, provides flexibility to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual countries and offers us an opportunity to access new markets. In addition, we believe that our future growth depends, in part, on our ability to develop products and sales opportunities that successfully target developing countries. Although international operations are subject to certain risks, we continue to believe that a global presence is key to maintaining strong relationships with many of our global customers. Financial information related to the Company's geographic areas is included in Note 10, "Income Taxes" and Note 13, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
Product Development and Engineering
We conduct research and development activities to develop new products, enhance the functionality, effectiveness, ease of use and reliability of our existing products and expand the applications for our products. We believe that our engineering and research & development efforts have been key drivers of our success in the marketplace. Our advanced design and engineering capabilities contribute to the development of innovative and highly engineered products, maintain our technological leadership in each segment and enhance our ability to provide customers with unique and customized solutions and products. While much research and development activity supports improvements to existing products, our engineering staff engages in research for new products and product enhancements. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide innovative products to maintain and improve our competitive position. Research and development costs are expensed as incurred, and were $20 million, $21 million and $17 million in fiscal 2014, 2013 and 2012, respectively. We also incur significant costs in connection with fulfilling custom orders and developing unique solutions for unique customer needs, which are not included in these research and development expense totals.
Through our advanced proprietary processes, with approximately 380 patents, we create products that satisfy specific customer needs and make tasks easier and more efficient for customers. No individual patent or trademark is believed to be of such importance that its termination would have a material adverse effect on our business.
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
Manufacturing and Operations
While we do have extensive manufacturing capabilities including machining, stamping, injection molding and fabrication, our manufacturing primarily consists of light assembly of components we source from a network of global suppliers. We have implemented single piece flow methodology in most of our manufacturing plants, which reduces inventory levels, lowers “re-work” costs and shortens lead times to customers. Components are built to our highly engineered specifications by a variety of suppliers, including those in low cost countries such as China, Turkey, India and Mexico. We have built strong relationships with our key suppliers and, while we single source certain of our components, in most cases there are several qualified alternative sources.
Raw Material Costs and Inflation
We source a wide variety of materials and components from a network of global suppliers. These items are typically available from numerous suppliers. Raw materials that go into the components we source, such as steel and plastic resin, are subject to price fluctuations, which could have a negative impact on our results. We strive to offset such cost inflation with price increases to customers and by driving operational cost reductions.
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
Order Backlogs and Seasonality
Our Industrial and Energy segments have relatively short order-to-ship cycles, while our OEM oriented Engineered Solutions segment has a longer cycle, and therefore typically has a larger backlog. We had order backlogs of $246 million and $209 million at August 31, 2014 and 2013, respectively. Substantially all orders are expected to be filled within twelve months. While we typically enjoy a stronger second half of our fiscal year, our consolidated sales are not subject to significant seasonal fluctuations.

Sales Percentages by Fiscal Quarter

	2014	2013
Quarter 1 (September-November)	24%	24%
Quarter 2 (December - February)	23%	23%
Quarter 3 (March - May)	27%	27%
Quarter 4 (June- August)	26%	26%
	100%	100%

Employees
At August 31, 2014, we employed approximately 5,800 individuals. Our employees are not subject to collective bargaining agreements, with the exception of approximately 400 U.S. production employees, as well as certain international employees covered by government mandated collective labor agreements. We believe we have a good working relationship with our employees.
Environmental Matters
Our operations, like those of most industrial businesses, are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those regulating discharges of hazardous materials into the air and water, the storage and disposal of such materials and the clean-up of soil and groundwater contamination. We believe that we are in substantial compliance with applicable environmental regulations. Compliance with these laws has and will require expenditures on an ongoing basis. However, environmental expenditures over the last three years have not been material. Soil and groundwater contamination has been identified at a few facilities that we operate or formerly owned or operated. We are also a party to certain state and local environmental matters, have provided environmental indemnifications for certain divested businesses and retain responsibility for certain potential environmental liabilities. For further information, see Note 14, “Contingencies and Litigation” in the notes to consolidated financial statements.
Executive Officers of the Registrant
The names, ages and positions of all of the executive officers of the Company as of October 15, 2014 are listed below.

Name	Age	Position
Mark E. Goldstein	58	Chief Executive Officer
Sheri R. Grissom	50	Executive Vice President—Global Human Resources
Brian K. Kobylinski	48	Executive Vice President—Energy Segment
Andrew G. Lampereur	51	Executive Vice President and Chief Financial Officer
Roger A. Roundhouse	49	Executive Vice President—Engineered Solutions Segment
David (Mark) Sefcik	50	Executive Vice President—Industrial Segment
Theodore C. Wozniak	56	Executive Vice President—Business Development
Mark E. Goldstein, Chief Executive Officer. Mr. Goldstein joined Actuant in 2001 as President of the former Gardner Bender business and was promoted to Executive Vice President, Tools & Supplies in January 2003 before being named Executive Vice President and Chief Operating Officer in 2007. He was named President in August 2013 and Chief Executive Officer in 2014. Prior to joining Actuant, Mr. Goldstein held various executive positions (sales, marketing, operations) of increasing responsibility during a 22-year career with The Stanley Works, ending as President, North American Hand Tools and President, Door Systems.  Mr. Goldstein is also a director at Pall Corporation.
Sheri R. Grissom, Executive Vice President—Global Human Resources. Ms. Grissom joined Actuant in 2011, from Johnson Controls, where she was Vice President of Human Resources for the Service, Energy Solution and Global Workplace Solutions business. Prior to that, Ms. Grissom held human resource leadership positions with several leading global organizations including Johns Manville, McKechnie Group and General Electric. Ms. Grissom brings over 20 years of global human resources experience to Actuant.
Brian K. Kobylinski, Executive Vice President—Energy Segment. Mr. Kobylinski joined the Company in 1993 and progressed through a number of management roles within the former Electrical Segment. He became Vice President of Business Development for Actuant in 2002 and was named Global Business Leader, Hydratight in 2005. From 2007 to 2013, he was the Industrial and Energy Segment Leader and currently serves as the Energy Segment Leader. Prior to joining the Company, Mr. Kobylinski was employed by Fort Howard Corporation and Federated Insurance.
Andrew G. Lampereur, Executive Vice President and Chief Financial Officer. Mr. Lampereur joined the Company in 1993 as Corporate Controller, a position he held until 1996 when he was appointed Vice President of Finance for the former Gardner Bender business. In 1998, Mr. Lampereur was appointed Vice President, General Manager for Gardner Bender. He was appointed to his present position in August 2000. Prior to joining the Company, Mr. Lampereur held a number of financial management positions at Terex Corporation. Mr. Lampereur is currently a director of Generac Holdings Inc and was a director of Robbins & Myers, Inc. from 2005 through 2013.

Roger A. Roundhouse, Executive Vice President—Engineered Solutions Segment. Mr. Roundhouse joined the Company in 2014, from General Cable, where he most recently held the position of Senior Vice President and General Manager Utility Products. Mr. Roundhouse brings extensive automotive, industrial and OEM capabilities, as well as over 20 years of experience with mergers & acquisitions and global operations.
David (Mark) Sefcik, Executive Vice President—Industrial Segment. Mr. Sefcik was promoted to Executive Vice President - Industrial Segment in 2013, after serving as Enerpac business leader since joining Actuant in 2008. Prior to that Mr. Sefcik held various roles of increasing responsibility at Husco International, including most recently Executive Vice President.
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

General economic uncertainty and overall challenging end market conditions could impact our ability to grow our business and adversely impact our financial condition, results of operations and cash flows.
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
A significant portion of our growth has come from strategic acquisitions of businesses. We plan to continue making acquisitions to enhance our global market position and broaden our product offerings. Our ability to successfully execute acquisitions will be impacted by a number of factors, including the availability of financing on terms acceptable to us, our ability to identify acquisition candidates that meet our valuation parameters and increased competition for acquisitions. The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Failure to effectively execute our acquisition strategy or successfully integrate the acquired businesses could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.
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
Certain of the acquisition agreements from past acquisitions require the former owners to indemnify us against certain liabilities related to the operation of each of their companies before we acquired it. In most of these agreements, however, the liability of the former owners is limited in amount and duration and certain former owners may not be able to meet their indemnification responsibilities. These indemnification provisions may not fully protect us, and as a result we may face unexpected liabilities that adversely affect our profitability and financial position.
Our goodwill and other intangible assets represent a substantial amount of our total assets.
Our total assets reflect substantial intangible assets, primarily goodwill. At August 31, 2014, goodwill and other intangible assets totaled $1,108 million, or about 60% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could be required to recognize a non-cash charge to operating earnings for goodwill or other intangible asset impairment. Any significant goodwill or intangible asset impairment could negatively affect our financial condition and results of operations. Refer to "Critical Accounting Policies" for further discussion on goodwill and intangible asset impairments.
Divestitures and discontinued operations could negatively impact our business, and retained liabilities from businesses that we sell could adversely affect our financial results.
As part of our portfolio management process, the Company reviews its operations for businesses which may no longer be aligned with its strategic initiatives and long-term objectives. During fiscal 2014, we divested our Electrical Segment and two product lines. Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs, disputes with buyers or potential impairment charges. We may also dispose of a business at a price or on terms that are less than we had previously anticipated. After reaching an agreement with a buyer for the disposition of a business, we are also subject to satisfaction of pre-closing conditions, as well as necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing a transaction. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against contingent liabilities related to a businesses sold, such as lawsuits, tax liabilities, product liability claims or environmental matters. Under these types of arrangements, performance by the divested businesses or other conditions outside our control could affect our future financial results.
If we fail to develop new products or our customers do not accept the new products we develop, our business could be adversely affected.
Our ability to develop new products based on innovation can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development, production or commercialization of new products or failure to gain market acceptance of new products and technologies may reduce future sales and adversely affect our competitive position. We continue to invest in the development and marketing of new products through our G + I process. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain competitive advantages or that we can recover major research and development expenses. If we fail to make innovations, launch products with quality problems or the market does not accept our new products, then our financial condition, results of operations, cash flows and liquidity could be adversely affected. A lack of successful new product developments may also cause customers to buy from a competitor or may cause us to have to reduce prices to compete.
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
Our senior credit agreement and our other debt agreement contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in us being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. Borrowings under our senior credit facility are secured by most domestic personal property assets and are guaranteed by most of our domestic subsidiaries and by a pledge of the stock of most of our domestic subsidiaries and certain foreign subsidiaries. If borrowings under our senior credit facility were declared or became due and payable immediately as the result of an event of default and we were unable to repay or refinance those borrowings, the lenders could foreclose on the pledged assets and stock. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, when due, which could seriously harm our business.
Our ability to execute our share repurchase program depends, in part, on our results of operations, liquidity and changes in the trading price of our Class A Common Stock.
The stock markets in general have experienced substantial price and trading fluctuations, which have resulted in volatility in the market prices of securities that often are unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the trading price of our Class A common stock. Price volatility over a given period may also cause the average price at which we repurchase our own common stock to exceed the stock’s price at a given point in time. In addition, significant changes in the trading price of our Class A common stock and our ability to access capital on terms favorable to us could impact our ability to repurchase shares of our common stock. Despite significant share repurchases in fiscal 2014, the timing and amount of future repurchases is dependent on cash flows from operations and available liquidity, the amount of capital deployed for acquisitions and the market price of our common stock.
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
The primary raw materials that are used in our products include steel, plastic resin, brass, steel wire and rubber. Most of our suppliers are not currently parties to long-term contracts with us. Consequently, we are vulnerable to fluctuations in prices of such raw materials. If market prices for certain materials such as steel or plastic resin rise, it could have a negative effect on our operating results and ability to manufacture our respective products on a timely basis. Factors such as supply and demand, freight costs and transportation availability, inventory levels, the level of imports and general economic conditions may affect the prices of raw materials that we need. If we experience a significant increase in raw material prices, or if we are unable to pass along increases in raw material prices to our customers, our results of operations could be adversely affected. In addition, an increasing portion of our products are sourced from low cost regions. Changes in export laws, taxes and disruptions in transportation routes could adversely impact our results of operations.
Regulatory and legal developments including changes to United States taxation rules, health care reform, conflict mineral supply chain compliance and governmental climate change initiatives could negatively affect our financial performance.
Our operations and the markets we compete in are subject to numerous federal, state, local and foreign governmental laws and regulations. Existing laws and regulations may be revised or reinterpreted and new laws and regulations, including with respect to taxation, health care reform, conflict minerals compliance and governmental climate change initiatives, may be adopted or become applicable to us or customers. These regulations are complex, change frequently and have tended to become more stringent over time. We cannot predict the form any such new laws or regulations will take or the impact any of these laws and regulations will have on our business or operations. Any significant change in any of these regulations could reduce demand for our products or increase our cost of producing these products.
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
We are dependent on the continued services of key executives such as our Chief Executive Officer, Chief Financial Officer and executives in charge of our segments. We currently do not have employment agreements with most of these or other officers. The departure of key personnel without adequate replacement could severely disrupt our business operations. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience to operate our businesses successfully. From time to time there may be shortages of skilled labor which may make it more difficult and expensive for us to attract and retain qualified employees. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.
Our operations are highly dependent on information technology infrastructure and failures could significantly affect our business.
We depend heavily on our information technology ("IT") systems and infrastructure in order to achieve our business objectives. If we experience a significant problem that impairs this infrastructure, such as a computer virus, cyber attack, a problem with the functioning of an important IT application or an intentional disruption of our IT systems by a third party, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner or otherwise carry on our business in the ordinary course. Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns.
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
Item  1B.    Unresolved Staff Comments
None.

Item  2.    Properties
As of August 31, 2014, the Company operated the following facilities (square footage in thousands):

	Number of Locations			Square Footage
		Distribution / Sales / Admin
	Manufacturing		Total	Owned	Leased	Total
Industrial	9	11	20	667	1,015	1,682
Energy	12	30	42	40	1,107	1,147
Engineered Solutions	16	5	21	157	636	793
Corporate and other	1	4	5	128	353	481
	38	50	88	992	3,111	4,103
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest facilities are located in the United States, the United Kingdom, the Netherlands, Mexico, Turkey and China. We also maintain a presence in Australia, Azerbaijan, Brazil, Finland, France, Germany, Hungary, India, Indonesia, Italy, Japan, Kazakhstan, Norway, Russia, Singapore, South Africa, South Korea, Spain, Sweden and the United Arab Emirates. See Note 8 “Leases” in the notes to the consolidated financial statements for information with respect to our lease commitments. We also have one idle facility which is available for sale or sublease and remain a guarantor on four facility leases related to businesses that were previously divested or former manufacturing locations.
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
The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol ATU. At September 30, 2014, there were 1,432 shareholders of record of Actuant Corporation Class A common stock. The high and low sales prices of the common stock were as follows for the previous two fiscal years:

Fiscal Year	Period	High	Low
2014	June 1, 2014 to August 31, 2014	$36.74	$31.74
	March 1, 2014 to May 31, 2014	35.86	32.37
	December 1, 2013 to February 28, 2014	39.09	32.22
	September 1, 2013 to November 30, 2013	39.84	35.31
2013	June 1, 2013 to August 31, 2013	$37.22	$31.18
	March 1, 2013 to May 31, 2013	34.61	29.16
	December 1, 2012 to February 29, 2013	31.77	26.20
	September 1, 2012 to November 30, 2012	31.33	25.38
Dividends
In fiscal 2014, the Company declared a dividend of $0.04 per common share payable on October 15, 2014 to shareholders of record on September 30, 2014. In fiscal 2013, the Company declared a dividend of $0.04 per common share payable on October 15, 2013 to shareholders of record on September 30, 2013.
Share Repurchases
The Company's Board of Directors authorized two separate authorizations (September 2011 and March 2014) to repurchase up to seven million shares each of the Company’s outstanding common stock. As summarized in the following table, as of October 1, 2014 all fourteen million shares under these two authorizations had been repurchased, with $447 million of total capital deployed, over three fiscal years. The Board of Directors authorized a new (third) stock repurchase program to acquire up to seven million additional shares of the Company’s outstanding Class A common stock on October 1, 2014.

Period	Shares Repurchased	Average Price Paid per Share
Fiscal 2012	2,658,751	$23.70
Fiscal 2013	1,324,762	31.55
Fiscal 2014	8,211,846	34.52
Fiscal 2015 (September 1 - October 1)	1,804,641	32.58
	14,000,000	$31.93
A summary of fourth quarter fiscal 2014 share repurchases is as follows:

Period	Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
June 1 to June 30, 2014	506,772	$34.78	4,313,241
July 1 to July 31, 2014	1,167,900	33.31	3,145,341
August 1 to August 31, 2014	1,340,700	32.78	1,804,641
	3,015,372	$33.32
Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference.

Performance Graph:
The graph below compares the cumulative 5-year total return of Actuant Corporation’s common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Diversified Industrials index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from August 31, 2009 to August 31, 2014.
Copyright(c) 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright(c) 2013 Dow Jones & Co. All rights reserved.

	8/09	8/10	8/11	8/12	8/13	8/14
Actuant Corporation	$100.00	$140.63	$142.73	$200.28	$254.74	$240.80
S&P 500	100.00	104.91	124.32	146.70	174.13	218.10
Dow Jones US Diversified Industrials	100.00	108.66	125.90	159.63	193.98	231.56
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

	Year Ended August 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Statement of Earnings Data(1)(2):
Net sales	$1,400	$1,280	$1,277	$1,159	$927
Gross profit	547	507	512	465	353
Selling, administrative and engineering expenses	332	294	285	270	232
Gain on product line divestiture	(13)	—	—	—	—
Amortization of intangible assets	25	23	22	22	19
Operating profit	203	190	205	173	102
Earnings from continuing operations	141	148	125	110	56

Diluted earnings per share from continuing operations	$1.95	$1.98	$1.68	$1.49	$0.78
Cash dividends per share declared	0.04	0.04	0.04	0.04	0.04

Diluted weighted average common shares	72,486	74,580	74,940	75,305	74,209

Balance Sheet Data (at end of period)(2):
Cash	$109	$104	$68	$44	$40
Assets	1,857	2,119	2,007	2,063	1,622
Debt	390	515	398	525	367
Net debt	281	411	330	481	327
 _______________________

(1)	Operating results are from continuing operations and exclude the financial results of previously divested businesses reported as discontinued operations (Electrical segment).

(2)
We have completed various acquisitions that impact the comparability of the selected financial data. The results of operations for these acquisitions are included in our financial results for the period subsequent to their acquisition date. The following table summarizes the significant acquisitions that were completed during the last five fiscal years (amounts in millions):

Acquisition	Segment	Date Completed	Sales (a)	Purchase Price
Hayes Industries, Ltd.	Industrial	May 2014	$25	$31
Viking SeaTech	Energy	August 2013	90	235
CrossControl AB	Engineered Solutions	July 2012	40	41
Turotest Medidores Ltda	Engineered Solutions	March 2012	13	8
Jeyco Pty Ltd	Energy	February 2012	20	21
Weasler Engineering, Inc.	Engineered Solutions	June 2011	85	153
Selantic	Energy	June 2010	10	17
Biach Industries	Energy	April 2010	5	8
Hydrospex	Industrial	April 2010	25	15
Team Hydrotec	Industrial	April 2010	5	5
 _______________________
(a)Represents approximate annual sales at the time of the completion of the transaction.

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
Our business model, which is intended to create shareholder value, emphasizes cash flow generation.  The model starts with core sales growth - through customer intimacy, new products, emerging market penetration and other aspects of our LEAD Growth + Innovation process. We further increase sales and profits through acquisitions and reinvestment in our businesses, including capital expenditures. The acquisitions add new capabilities, technologies, customers and geographic presence to make our businesses stronger. Finally, LEAD operational excellence processes including effective product sourcing, acquisition integration or leadership development are utilized to improve profitability and drive cash flow. When executed successfully, these steps lead to strong earnings and cash flow generation that we reinvest back into the business.
Our businesses provide a vast array of products and services across multiple customers and geographies which results in significant diversification. The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to identify, consummate and integrate strategic acquisitions, develop and market innovative new products, expand our business activity geographically and continuously improve operational excellence. We remain focused on maintaining our financial strength by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation. Our priorities during fiscal 2015 include a continued focus on operational excellence, cash flow generation and growth initiatives (new product development, market share gains, geographic expansion and strategic acquisitions).

Historical Financial Data (in millions)

	Year Ended August 31,
	2014		2013		2012
Statements of Earnings Data:
Net sales	$1,400	100%	$1,280	100%	$1,277	100%
Cost of products sold	853	61%	773	60%	765	60%
Gross profit	547	39%	507	40%	512	40%
Selling, administrative and engineering expenses	332	24%	294	23%	285	22%
Gain on product line divestiture	(13)	(1)%	—	0%	—	0%
Amortization of intangible assets	25	2%	23	2%	22	2%
Operating profit	203	15%	190	15%	205	16%
Financing costs, net	25	2%	25	2%	30	2%
Debt refinancing costs	—	0%	—	0%	17	1%
Other expense, net	4	0%	2	0%	3	0%
Earnings from continuing operations before income tax	174	12%	163	13%	155	12%
Income tax expense	33	2%	15	1%	30	2%
Earnings from continuing operations	141	10%	148	12%	125	10%
Earnings (loss) from discontinued operations, net of income taxes	22	2%	(118)	(9)%	(38)	(3)%
Net earnings	$163	12%	$30	2%	$87	7%

Other Financial Data:
Depreciation	$35		$26		$25
Capital expenditures	42		24		23

Consolidated net sales increased by $120 million from $1,280 million in fiscal 2013 to $1,400 million in fiscal 2014. Excluding the incremental $80 million of sales from acquisition and divestiture activity (Viking, Hayes and RV) and the $10 million favorable impact of foreign currency exchange rate changes, fiscal 2014 consolidated core sales grew 3%. Consolidated operating profit for fiscal 2014 was $203 million, compared to $190 million and $205 million for fiscal 2013 and 2012, respectively. In addition to the impact of economic conditions, the comparability of results between periods is impacted by acquisitions, divestitures, sales levels (operating leverage), product mix, variable incentive compensation expense and the timing and amount of restructuring costs and related benefits. Refer to Note 13, “Business Segment, Geographic and Customer Information” in the notes to the consolidated financial statements for further information regarding segment revenues, operating profits and assets.
Segment Results
Industrial Segment

The Industrial segment continues to focus on expanding integrated solutions, penetrating underserved vertical markets, introducing new products and generating sales in fast growing regions. Despite tepid economic conditions globally, we believe the Industrial segment will generate 3-5% core sales growth during the next twelve months, driven by new product introductions, pricing and slightly improved end market conditions. The following table sets forth a summary of Industrial segment results for the three most recent fiscal years (in millions):

	Year Ended August 31,
	2014	2013	2012
Net Sales	$414	$423	$419
Operating Profit	120	118	115
Operating Profit %	29.1%	27.8%	27.4%
Fiscal 2014 compared to Fiscal 2013
Fiscal 2014 Industrial segment net sales decreased by $9 million (2%) to $414 million. Excluding $8 million of sales from the recent Hayes acquisition and the $1 million favorable impact of changes in foreign currency exchange rates, fiscal 2014 core sales declined 4%. This decline was the result of lower global Integrated Solutions activity (cautious spending by customers in infrastructure and heavy-lift markets), while shipments of industrial tool and other product lines collectively were flat year-over-year.  Despite lower sales, operating profit margins improved in fiscal 2014 due to continued productivity improvements, stringent cost controls and favorable sales mix.
Fiscal 2013 compared to Fiscal 2012
Fiscal 2013 Industrial segment net sales increased by $4 million (1%) to $423 million. Higher global integrated solutions sales and market share gains contributed to the modest core growth in a time of global economic weakness. Operating profit was $118 million in 2013, compared to $115 million in fiscal 2012, a $3 million (2%) increase. Operating profit and related margins improved in fiscal 2013 due to slightly higher sales and lower incentive compensation expense, which were somewhat offset by unfavorable product mix.
Energy Segment
Each of our three businesses within the Energy Segment generated growth during the second half of fiscal 2014, the result of strong demand for umbilical and synthetic ropes, increased North American maintenance activity by asset owners and favorable market conditions in offshore oil & gas (Asia Pacific region).  The Energy segment continues to focus on expanding its presence in the global energy markets and successfully integrating the Viking acquisition.  Increased worldwide demand for energy and improved demand in non-energy markets (defense, marine and aerospace) are expected to result in 4-6% core sales growth in fiscal 2015. The following table sets forth a summary of Energy segment results for the three most recent fiscal years (in millions):

	Year Ended August 31,
	2014	2013	2012
Net Sales	$462	$363	$349
Operating Profit	56	63	62
Operating Profit %	12.2%	17.4%	17.8%

Fiscal 2014 compared to Fiscal 2013
Fiscal 2014 Energy segment net sales increased by $99 million (27%) to $462 million, with the majority due to the acquisition of Viking in late fiscal 2013. Excluding the impact of changes in foreign currency exchange rates (which favorably impacted sales comparison by $4 million) and the $77 million of sales from Viking, core sales increased 5%. This growth was driven by increased activity in the energy, seismic exploration and defense markets. Despite robust sales activity in the Asia Pacific region, Viking encountered headwinds in the North Sea due to reduced drilling activity and investment levels in the second half of fiscal 2014. Operating profit margin declined in fiscal 2014 primarily due to unfavorable product and acquisition mix.
Fiscal 2013 compared to Fiscal 2012
Energy segment net sales for the fiscal year ended August 31, 2013 increased $14 million (4%) to $363 million from $349 million in the prior year. Excluding a $12 million sales benefit from acquisitions and the $3 million unfavorable impact of foreign currency rate changes, year-over-year core sales grew 2% in fiscal 2013 reflecting modest overall market growth. Energy segment operating profit was $63 million in fiscal 2013 compared to $62 million in fiscal 2012, primarily due to increased sales.
Engineered Solutions Segment
The Engineered Solutions segment generated 6% core sales growth in fiscal 2014, benefiting from increased demand in both agricultural and heavy duty truck end markets globally. Other end markets including construction equipment, mining and defense were headwinds due to weak demand. The segment continues to focus on the commercialization of new products and the completion of restructuring initiatives aimed at simplifying the business and improving future profit margins.  We expect the Engineered Solutions segment to generate 2-4% core sales growth in fiscal 2015. The following table sets forth a summary of Engineered Solutions segment results for the three most recent fiscal years (in millions):

	Year Ended August 31,
	2014	2013	2012
Net Sales	$524	$494	$508
Operating Profit	55	40	61
Operating Profit %	10.6%	8.2%	12.0%
Fiscal 2014 compared to Fiscal 2013
Fiscal 2014 Engineered Solutions net sales increased $30 million (6%) to $524 million versus the comparable prior year period. This growth resulted from strong European and China heavy-duty truck sales, along with increased agricultural sales (inclusive of new product introductions), which offset continued weak demand from off highway equipment, defense and construction equipment OEM's. Despite higher sales levels, operating profit margins (excluding the $14 million gain on the RV divestiture) declined slightly, the result of inefficiencies and costs associated with facility consolidations and $2 million of incremental restructuring costs.
Fiscal 2013 compared to Fiscal 2012
Net sales in the Engineered Solutions segment decreased $14 million (3%) from fiscal 2012 to $494 million in fiscal 2013. Excluding the benefit of $36 million of sales from acquired business and the impact of changes in foreign currency exchange rates (which unfavorably impacted sales by $2 million), core sales declined 10% from the prior year. The core sales decline was broad based across most served end markets and geographies and primarily reflected challenging economic conditions and OEM inventory destocking in the heavy-duty truck and off-highway markets. Engineered Solutions segment operating profit declined to $40 million during fiscal 2013 compared to $61 million in the prior year, primarily due to the impact of lower volumes, unfavorable sales mix and $2 million of restructuring costs.
Financing Costs, Net
Since all debt is considered to be for general corporate purposes, we do not allocate financing costs to our segments. Net financing costs were $25 million for both fiscal 2014 and 2013 and $30 million for fiscal 2012. The reduction in interest expense in fiscal 2013 reflects the conversion of our 2% Convertible Notes into common stock, as well as the benefit of lower interest rates following the refinancing of our Senior Notes in the third quarter of fiscal 2012.

Income Tax Expense
Our income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, tax minimization planning and our ability to utilize various tax credits and net operating loss carryforwards to reduce income tax expense. Income tax expense also includes the impact of provision to tax return adjustments, changes in valuation allowances and reserve requirements for unrecognized tax benefits. The effective income tax rate from continuing operations is as follows:

	Year Ended August 31,
	2014	2013	2012
Effective income tax rate	18.7%	9.4%	19.0%

The lower effective tax rate (relative to the U.S. federal statutory income tax rate) is the result of the benefits from tax minimization planning, the utilization of tax net operating losses, favorable changes in tax laws, increased foreign tax credit utilization and favorable discrete items.  Fiscal 2014 includes a net $11 million income tax benefit from a change in income tax accounting method and a reduction in the reserve for uncertain tax positions (as a result of the lapsing of non-U.S. income tax statues of limitations) which were somewhat offset by $11 million of incremental income taxes on the RV divestiture.  Fiscal 2013 included a $7 million net reversal of tax reserves established in prior years and an $11 million adjustment to properly state deferred tax balances related to equity compensation programs, while fiscal 2012 income tax expense included a $6 million discrete income tax benefit resulting from debt refinancing.  See Note 10, “Income Taxes” in the notes to the consolidated financial statements for further discussion.
Discontinued Operations
We divested our former Electrical segment in December 2013 to focus on our businesses that are tied to targeted energy, infrastructure, food/farm productivity and natural resources/sustainability secular demand. The former Electrical segment designed, manufactured and distributed a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility and marine markets. During fiscal 2012 we recognized a non-cash impairment charge of $62 million related to one of the Electrical segment's reporting units (Mastervolt). We recorded an additional $159 million impairment charge in fiscal 2013, due to our decision to divest the entire Electrical segment. The ultimate divestiture resulted in a pre-tax gain on disposal of $34 million (see Note 3, "Discontinued Operations and Divestitures" in the notes to the consolidated financial statements for further discussion). The results of operations for the Electrical segment have been reported as discontinued operations for all periods and are summarized in the following table (in millions):

	Year Ended August 31,
	2014	2013	2012
Net sales	$72	$286	$329

Operating profit (loss) (1)	(5)	34	28
Impairment charge	—	(159)	(62)
Net gain on disposal	34	—	—
Income tax benefit (expense)	(7)	7	(4)
Income (loss) from discontinued operations, net of income taxes	$22	$(118)	$(38)

(1) The operating loss in fiscal 2014 includes the operating results of the Electrical segment through the divestiture date of December 13, 2013, certain divestiture costs and a $3 million non-cash charge for the accelerated vesting of equity compensation.

Liquidity and Capital Resources
At August 31, 2014, cash and cash equivalents is comprised of $78 million of cash held by foreign subsidiaries and $31 million held by U.S. subsidiaries. In order to avoid unfavorable income tax consequences, we periodically utilize safe harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.
We believe that the successful execution of our business model will result in continued strong cash flow generation, which will allow us to reinvest in the business, fund future growth opportunities and stock repurchases, ultimately increasing long-term shareholder value. The following table summarizes the cash flow attributable to operating, investing and financing activities (in millions):

	Year Ended August 31,
	2014	2013	2012
Net cash provided by operating activities	$125	$194	$182
Net cash provided by (used in) investing activities	262	(253)	(83)
Net cash (used in) provided by financing activities	(381)	99	(72)
Effect of exchange rate changes on cash	(1)	(4)	(3)
Net increase in cash and cash equivalents	$5	$36	$24

Cash flows from operating activities during fiscal 2014 were lower than the prior year, primarily the result of reduced cash earnings, increased working capital and higher income tax payments. Operating cash flows, $289 million of proceeds from the sale of businesses and a $41 million sale leaseback of Viking rental assets funded the repurchase of approximately 8 million shares ($284 million) of the Company’s common stock, the $30 million purchase price of the Hayes acquisition and the repayment of $125 million of revolver borrowings.
Cash flows from operating activities in fiscal 2013 were robust at $194 million, benefiting from strong earnings and working capital management. Investing activities during fiscal 2013 included $24 million of net capital expenditures and the receipt of $5 million in proceeds related to the divestiture of the Nielsen Sessions business. Existing cash, borrowings under the revolving credit facility and operating cash flows funded the $235 million purchase price of the Viking acquisition, and the repurchase of approximately 1.3 million shares of the Company's common stock ($42 million).
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
Primary Working Capital Management
We use primary working capital (“PWC”) as a percentage of sales as a key indicator of working capital management effectiveness. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three month's sales annualized. The following table shows the components of the metric (amounts in millions):

	August 31, 2014		August 31, 2013
	$	PWC %	$	PWC %
Accounts receivable, net	$227	16%	$219	16%
Inventory, net	163	12%	143	10%
Accounts payable	(146)	(10)%	(154)	(11)%
Net primary working capital	$244	18%	$208	15%

The increase in primary working capital in fiscal 2014 primarily reflects foreign currency rate changes and increased inventory levels to support long-term customer contracts and higher safety stock levels during plant consolidations and potential supply chain disruptions resulting from a threatened longshoremen strike.

Liquidity
Our Senior Credit Facility, which matures on July 18, 2018, includes a $600 million revolving credit facility, a $90 million term loan and a $350 million expansion option. Quarterly principal payments of $1 million begin on the term loan on September 30, 2014, increasing to $2 million per quarter beginning on September 30, 2015, with the remaining principal due at maturity. At August 31, 2014, we had $109 million of cash and cash equivalents and $593 million of available and unused capacity on the revolver. We believe that the availability under the Senior Credit Facility, combined with our existing cash on hand and anticipated operating cash flows will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future. See Note 5, “Debt” in the notes to the consolidated financial statements for further discussion.

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
Our receivables are derived from a diverse customer base in a number of industries, with our largest single customer generating approximately 2% of fiscal 2014 net sales.
Capital Expenditures
The majority of our manufacturing activities consist of the assembly of components which are sourced from a variety of vendors. As a result, we believe that our capital expenditure requirements are not as extensive as other industrial companies given the assembly nature of our operations. Capital expenditures were $42 million, $24 million and $23 million in fiscal 2014, 2013 and 2012, respectively. The increase in capital expenditures in fiscal 2014 relates to the purchase of additional mooring assets in the Energy segment due to robust growth in the Asia Pacific region. Capital expenditures for fiscal 2015 are expected to be $30 to $40 million, but could vary from that depending on business performance, growth opportunities and the amount of assets we lease instead of purchase.
Commitments and Contingencies
Given our desire to allocate cash flow and revolver availability to fund growth initiatives, we typically lease much of our operating equipment and facilities. We lease certain facilities, computers, equipment and vehicles under various operating lease agreements, generally over periods ranging from one to twenty years. Under most arrangements, we pay the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable us to renew the lease based upon fair value rental rates on the date of expiration of the initial lease. See Note 8, “Leases” in the notes to consolidated financial statements and the “Contractual Obligations” table for further information.
We are contingently liable for certain lease payments under leases of businesses that we previously divested or spun-off. Some of these businesses were subsequently sold to third parties. If any of these businesses do not fulfill their future lease payment obligations under the leases, we could be liable for such leases. The present value of future minimum lease payments for these leases was $21 million at August 31, 2014 (including $14 million related to the former Electrical segment). As of August 31, 2014, future minimum lease payments on previously divested or spun-off business were as follows: $4 million in fiscal 2015; $3 million in fiscal 2016; $2 million in fiscal 2017; $2 million in fiscal 2018; $2 million in fiscal 2019 and $7 million in aggregate thereafter.
We had outstanding letters of credit totaling $14 million and $11 million at August 31, 2014 and 2013, respectively, the majority of which secure self-insured workers compensation liabilities.

Contractual Obligations
The timing of payments due under our contractual commitments is as follows (in millions):

	Payments Due
	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt (principal)	$5	$9	$9	$67	$—	$300	$390
Interest on long-term debt	18	18	18	18	17	47	136
Operating leases	32	29	26	21	18	45	171
Deferred acquisition purchase price	—	—	2	1	—	—	3
	$55	$56	$55	$107	$35	$392	$700

Our contractual obligations generally relate to amounts due under contracts with third party service providers. These contracts are primarily for real estate leases, information technology services (including software and hardware support services and leases) and telecommunications services. Only those obligations that are not cancelable are included in the table.
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

As discussed in Note 10, “Income Taxes” in the notes to consolidated financial statements, we have unrecognized tax benefits of $32 million at August 31, 2014. The liability for unrecognized tax benefits was not included in the table of contractual obligations because the timing of the potential settlements of these uncertain tax positions cannot be reasonably estimated.
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
Revenue recognition: We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility of the sales price is reasonably assured. For product sales, delivery does not occur until the passage of title and risk of loss have transferred to the customer (generally when products are shipped). Revenue from service and rental contracts are recognized when the services are provided or ratably over the contract term. We record allowances for discounts, product returns and customer incentives at the time of sale as a reduction of revenue as such allowances can be reliably estimated based on historical experience and known trends. We also offer warranty on our products and accrue for warranty claims at the time of sale based upon the length of the warranty period, historical warranty cost trends and any other related information.
Inventories:  Inventories are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 21% of total inventories at both August 31, 2014 and 2013). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the consolidated balance sheet by approximately $6 million at both August 31, 2014 and 2013. We perform an analysis of the historical sales usage of the individual inventory items on hand and a reserve is recorded to adjust inventory cost to market value. The inventory valuation assumptions used are based on historical experience. We believe that such estimates are made based on consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.
Goodwill and Long-Lived Assets:
Annual Impairment Review, Estimates and Sensitivity: The purchase price allocation for acquired businesses typically results in recording goodwill and other intangible assets, which are a significant portion of our total assets. On an annual basis, or more frequently if triggering events occur, we compare the estimated fair value of our reporting units to the carrying value to determine if a potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss, is recorded for the difference between the implied fair value and the carrying value of the reporting unit's goodwill. The estimated fair value represents the amount we believe a reporting unit could be bought or sold for in a current transaction between willing parties on an arms-length basis.
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
Our fourth quarter fiscal 2014 impairment calculations included one reporting unit (Viking) that had an estimated fair value that exceeded its carrying value by 21%. The carrying value of this recently acquired reporting unit was $193 million at August 31, 2014, including $87 million of goodwill. Key financial assumptions utilized to determine the fair value of the reporting unit included modest sales growth (including 3.5% in the terminal year) and an 11.7% discount rate. The estimated future cash flows assumed improved profitability (relative to actual fiscal 2014 results) - driven by savings and efficiencies from completed restructuring actions, increased asset utilization and improved operating leverage on higher sales levels. The assumptions that have the most significant impact on the determination of the fair value of the reporting unit are the discount rate and sales growth rates. A 100 basis point increase in the discount rate results in a decrease to the estimated fair value by approximately 7%, while a reduction in the terminal year sales growth rate assumption by 100 basis points would decrease the estimated fair value by approximately 13%. The August 31, 2014 estimated fair value of each of the remaining six reporting units exceeded the carrying value (expressed as a percentage of the carrying value) in excess of 30%.

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
Employee Benefit Plans: We provide a variety of benefits to employees and former employees, including in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on a August 31 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return on plan assets and health care cost trend rates. We determine the discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of our benefit obligations, with appropriate consideration of local market factors, participant demographics and benefit payment forecasts. At August 31, 2014 and 2013, the weighted-average discount rate on domestic benefit plans was 4.15% and 4.90%, respectively. In estimating the expected return on plan assets, we consider historical returns, forward-looking considerations, inflation assumptions and the asset allocation strategy in investing such assets. Domestic benefit plan assets consist primarily of participating units in mutual funds, index funds and bond funds. The expected return on domestic benefit plan assets was 7.50% and 7.65% at August 31, 2014 and 2013, respectively. A 25 basis point change in the assumptions for the discount rate or expected return on plan assets would not materially change fiscal 2015 domestic benefit plan expense.
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
Income Taxes:   Judgment is required to determine the annual effective income tax rate, deferred tax assets and liabilities, reserves for unrecognized tax benefits and any valuation allowances recorded against net deferred tax assets. Our effective income tax rate is based on annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Our annual effective income tax rate includes the impact of discrete income tax matters including adjustments to reserves for uncertain tax positions and the benefits of various income tax planning activities.  Tax regulations require items to be included in our tax returns at different times than the items are reflected in our financial statements. As a result, the effective income tax rate in our financial statements differs from that reported in our tax returns. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as amortization and depreciation expense.
Temporary differences create deferred tax assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the utilization of the entire deduction or credit. Relevant factors in determining the realizability of deferred tax assets include future taxable income, the expected timing of the reversal of temporary differences, tax planning strategies and the expiration dates of the various tax attributes.
Use of Estimates:   We record reserves, asset write-downs or allowances for customer rebates, returns and discounts, doubtful accounts, inventory, incurred but not reported medical claims, environmental matters, warranty claims, workers compensation claims, product and non-product litigation and incentive compensation. These reserves require the use of estimates and judgment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We believe that such estimates are made on a consistent basis and with appropriate assumptions and methods. However, actual results may differ from these estimates.
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
The strengthening of the U.S. dollar could also result in unfavorable translation effects on our results of operations and financial position as the results of foreign operations are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, annual sales and operating profit were remeasured assuming a ten percent reduction in foreign exchange rates compared with the U.S. dollar. Under this assumption, annual sales and operating profit would have been $79 million and $11 million lower, respectively, for the twelve months ended August 31, 2014. This sensitivity analysis assumed that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a ten percent decline in foreign currency exchange rates relative to the U.S. dollar on our August 31, 2014 financial position would result in a $79 million reduction to equity (accumulated other comprehensive loss), as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
Interest Rate Risk—We have earnings exposure related to interest rate changes on any outstanding floating rate debt that is indexed off of LIBOR interest rates. We periodically utilize interest rate swap agreements to manage overall financing costs and interest rate risk. As discussed in Note 5, “Debt” in the notes to the consolidated financial statements, at August 31, 2011 we were a party to interest rate swap agreements that converted $100 million of floating rate debt to a fixed rate of interest. These swaps were terminated during fiscal 2012 as part of the debt refinancing transaction. A 25 basis point increase or decrease in the applicable interest rates on our variable rate debt as of August 31, 2014 would result in a corresponding change in financing costs of $0.7 million on an annual basis.
Commodity Risk—We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel and plastic resin are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and utilize LEAD initiatives to further mitigate the impact of commodity raw material price fluctuations as improved efficiencies across all locations are achieved.

Item 8.        Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Actuant Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Actuant Corporation and its subsidiaries at August 31, 2014 and August 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in “Management’s Report on Internal Control Over Financial Reporting,” management has excluded Hayes Industries Ltd. ("Hayes") from its assessment of internal control over financial reporting as of August 31, 2014 because the business was acquired by the Company in a purchase business combination on May 23, 2014. We have also excluded Hayes from our audit of internal control over financial reporting. Hayes is a wholly-owned subsidiary of the Company whose total assets and revenues represent approximately 2% and less than 1% respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2014.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
October 27, 2014

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Year Ended August 31,
	2014	2013	2012
Net sales	$1,399,862	$1,279,742	$1,276,521
Cost of products sold	852,990	772,792	765,061
Gross profit	546,872	506,950	511,460
Selling, administrative and engineering expenses	332,093	293,866	284,920
Gain on product line divestiture	(13,495)	—	—
Amortization of intangible assets	25,166	22,939	22,026
Operating profit	203,108	190,145	204,514
Financing costs, net	25,045	24,837	29,561
Debt refinancing costs	—	—	16,830
Other expense, net	4,037	2,359	3,493
Earnings from continuing operations before income tax	174,026	162,949	154,630
Income tax expense	32,573	15,372	29,354
Earnings from continuing operations	141,453	147,577	125,276
Earnings (loss) from discontinued operations, net of income taxes	22,120	(117,529)	(37,986)
Net earnings	$163,573	$30,048	$87,290

Earnings from continuing operations per share:
Basic	$1.99	$2.02	$1.79
Diluted	$1.95	$1.98	$1.68

Earnings per share:
Basic	$2.31	$0.41	$1.25
Diluted	$2.26	$0.40	$1.17

Weighted average common shares outstanding:
Basic	70,942	72,979	70,099
Diluted	72,486	74,580	74,940

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended August 31,
	2014	2013	2012
Net earnings	$163,573	$30,048	$87,290
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	3,344	(2,918)	(48,571)
Pension and other postretirement benefit plans	(3,159)	3,927	(6,175)
Cash flow hedges	67	(197)	2,953
Total other comprehensive income (loss), net of tax	252	812	(51,793)
Comprehensive income	$163,825	$30,860	$35,497

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	August 31,
	2014	2013
A S S E T S
Current assets
Cash and cash equivalents	$109,012	$103,986
Accounts receivable, net	227,008	219,075
Inventories, net	162,620	142,549
Deferred income taxes	11,050	18,796
Prepaid expenses and other current assets	33,300	28,228
Assets of discontinued operations	—	272,606
Total current assets	542,990	785,240
Property, plant and equipment
Land, buildings, and improvements	52,989	52,669
Machinery and equipment	281,763	305,200
Gross property, plant and equipment	334,752	357,869
Less: Accumulated depreciation	(165,651)	(156,373)
Property, plant and equipment, net	169,101	201,496
Goodwill	742,770	734,952
Other intangibles, net	365,177	376,692
Other long-term assets	36,841	20,952
Total assets	$1,856,879	$2,119,332
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities
Trade accounts payable	$145,798	$154,049
Accrued compensation and benefits	52,964	43,800
Current maturities of debt	4,500	—
Income taxes payable	38,347	14,014
Other current liabilities	57,512	56,899
Liabilities of discontinued operations	—	53,080
Total current liabilities	299,121	321,842
Long-term debt	385,500	515,000
Deferred income taxes	96,970	115,865
Pension and postretirement benefit liabilities	15,699	20,698
Other long-term liabilities	57,878	65,660
Total liabilities	855,168	1,039,065
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 78,480,780 and 77,001,144 shares, respectively	15,695	15,399
Additional paid-in capital	93,449	49,758
Treasury stock, at cost, 12,195,359 shares and 3,983,513 shares, respectively	(388,627)	(104,915)
Retained earnings	1,349,602	1,188,685
Accumulated other comprehensive loss	(68,408)	(68,660)
Stock held in trust	(4,083)	(3,124)
Deferred compensation liability	4,083	3,124
Total shareholders’ equity	1,001,711	1,080,267
Total liabilities and shareholders’ equity	$1,856,879	$2,119,332
The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2014	2013	2012
Operating activities
Net earnings	$163,573	$30,048	$87,290
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash items:
Depreciation and amortization	60,635	53,902	54,263
Net gain on disposal of businesses	(29,152)	—	—
Stock-based compensation expense	17,115	13,440	13,346
Provision (benefit) for deferred income taxes	40	(44,265)	(10,524)
Amortization of debt discount and debt issuance costs	1,829	1,940	1,990
Impairment charges	—	158,817	62,464
Non-cash debt refinancing costs	—	—	2,254
Other non-cash adjustments	(168)	328	—
Changes in components of working capital and other:
Accounts receivable	1,336	(10,925)	(12,310)
Inventories	(21,915)	13,714	11,532
Prepaid expenses and other assets	4,276	(4,603)	(2,164)
Trade accounts payable	(19,832)	(9,279)	5,902
Income taxes payable	(46,133)	594	(17,903)
Accrued compensation and benefits	11,779	(14,256)	(6,292)
Other accrued liabilities	(18,149)	4,334	(7,519)
Cash provided by operating activities	125,234	193,789	182,329
Investing activities
Proceeds from sale of property, plant and equipment	44,274	1,621	8,501
Proceeds from sale of businesses	289,590	4,854	—
Capital expenditures	(41,857)	(23,668)	(22,740)
Business acquisitions, net of cash acquired	(30,500)	(235,489)	(69,309)
Cash provided by (used in) investing activities	261,507	(252,682)	(83,548)
Financing activities
Net borrowings (repayments) on revolver	(125,000)	125,000	(58,167)
Principal repayments on term loans	—	(7,500)	(2,500)
Repurchases of 2% Convertible Notes	—	—	(102)
Proceeds from issuance of 5.625% Senior Notes	—	—	300,000
Redemption of 6.875% Senior Notes	—	—	(250,000)
Payment of deferred acquisition consideration	(1,585)	(5,378)	(958)
Debt issuance costs	—	(2,035)	(5,490)
Purchase of treasury shares	(283,712)	(41,832)	(63,083)
Stock option exercises, related tax benefits and other	32,224	33,261	10,913
Cash dividend	(2,919)	(2,911)	(2,748)
Cash (used in) provided by financing activities	(380,992)	98,605	(72,135)
Effect of exchange rate changes on cash	(723)	(3,910)	(2,683)
Net increase in cash and cash equivalents	5,026	35,802	23,963
Cash and cash equivalents—beginning of year	103,986	68,184	44,221
Cash and cash equivalents—end of year	$109,012	$103,986	$68,184
The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2011	68,657	$13,731	$(154,231)	$—	$1,077,192	$(17,679)	$(2,137)	$2,137	$919,013
Net earnings	—	—	—	—	87,290	—	—	—	87,290
Other comprehensive loss, net of tax	—	—	—	—	—	(51,793)	—	—	(51,793)
Company stock contribution to employee benefit plans and other	277	55	5,530	—	—	—	—	—	5,585
Conversion of 2% Convertible Notes	5,962	1,192	133,757	—	—	—	—	—	134,949
Restricted stock awards	17	3	(3)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,918)	—	—	—	(2,918)
Treasury stock repurchases	—	—	—	(63,083)	—	—	—	—	(63,083)
Stock based compensation expense	—	—	13,346	—	—	—	—	—	13,346
Stock option exercises	580	116	6,434	—	—	—	—	—	6,550
Excess tax benefit on stock option exercises	—	—	2,349	—	—	—	—	—	2,349
Stock issued to, acquired for and distributed from rabbi trust	26	5	543	—	—	—	(552)	552	548
Balance at August 31, 2012	75,519	15,102	7,725	(63,083)	1,161,564	(69,472)	(2,689)	2,689	1,051,836
Net earnings	—	—	—	—	30,048	—	—	—	30,048
Other comprehensive income, net of tax	—	—	—	—	—	812	—	—	812
Company stock contribution to employee benefit plans and other	21	5	592	—	—	—	—	—	597
Restricted stock awards	169	34	(34)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,927)	—	—	—	(2,927)
Treasury stock repurchases	—	—	—	(41,832)	—	—	—	—	(41,832)
Stock based compensation expense	—	—	13,440	—	—	—	—	—	13,440
Stock option exercises	1,276	255	24,585	—	—	—	—	—	24,840
Excess tax benefit on stock option exercises	—	—	2,954	—	—	—	—	—	2,954
Stock issued to, acquired for and distributed from rabbi trust	16	3	496	—	—	—	(435)	435	499
Balance at August 31, 2013	77,001	15,399	49,758	(104,915)	1,188,685	(68,660)	(3,124)	3,124	1,080,267
Net earnings	—	—	—	—	163,573	—	—	—	163,573
Other comprehensive income, net of tax	—	—	—	—	—	252	—	—	252
Company stock contribution to employee benefit plans and other	16	3	550	—	—	—	—	—	553
Restricted stock awards	389	78	(78)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,656)	—	—	—	(2,656)
Treasury stock repurchases	—	—	—	(283,712)	—	—	—	—	(283,712)
Stock based compensation expense	—	—	17,115	—	—	—	—	—	17,115
Stock option exercises	1,065	213	21,782	—	—	—	—	—	21,995
Excess tax benefit on stock option exercises	—	—	3,937	—	—	—	—	—	3,937
Stock issued to, acquired for and distributed from rabbi trust	10	2	385	—	—	—	(959)	959	387
Balance at August 31, 2014	78,481	$15,695	$93,449	$(388,627)	$1,349,602	$(68,408)	$(4,083)	$4,083	$1,001,711
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
Consolidation and Presentation:    The consolidated financial statements include the accounts of the Company and its subsidiaries. Actuant consolidates companies in which it owns or controls more than fifty percent of the voting shares. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition or until the date of divestiture. All intercompany balances, transactions and profits have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.
Cash Equivalents:    The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.
Inventories:    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (approximately 21% of total inventories in both 2014 and 2013). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than the amounts in the consolidated balance sheets by $5.7 million and $5.8 million at August 31, 2014 and 2013, respectively.
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
Property, Plant and Equipment:    Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from ten to forty years for buildings and improvements and two to fifteen years for machinery and equipment. Equipment includes assets (marine mooring equipment and joint integrity tools) which are rented to customers and asset owners in the Energy segment. Leasehold improvements are amortized over the life of the related asset or the term of the lease, whichever is shorter.
Goodwill and Other Intangible Assets: Other intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, trademarks and non-compete agreements, are amortized over periods from two to twenty-five years. Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing.

The Company’s goodwill is tested for impairment annually, at August 31, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units using a fair value method based on management’s judgments and assumptions. In estimating the fair value, the Company utilizes a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The estimated fair value of the reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill is potentially impaired and the Company then determines the implied fair value of goodwill, which is compared to the carrying value to determine if impairment exists. Indefinite lived intangible assets are also subject to an annual impairment test. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite lived intangible assets are evaluated by the Company to determine if an impairment charge is required. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While management believes the judgments and assumptions were reasonable; different assumptions or adverse market developments could change the estimated fair values, and therefore, impairment charges could be required.
Product Warranty Costs:    The Company generally offers its customers a warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a reconciliation of the changes in product warranty reserves for fiscal years 2014 and 2013 (in thousands):

	2014	2013
Beginning balance	$7,413	$12,869
Warranty reserves of acquired businesses	44	981
Product line divestiture	(699)	—
Provision for warranties	2,769	7,907
Warranty payments and costs incurred	(5,477)	(11,616)
Discontinued operations reclassification	—	(3,107)
Impact of changes in foreign currency rates	6	379
Ending balance	$4,056	$7,413
Revenue Recognition:    The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility of the sales price is reasonably assured. For product sales, delivery does not occur until the passage of title and risk of loss have transferred to the customer (generally when products are shipped). Revenue from services and rental contracts are recognized when the services are provided or ratably over the contract term. Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company maintains an accrual at the end of each period for the earned, but unpaid costs related to the programs. The Company generally does not require collateral or other security for receivables and provides for an allowance for doubtful accounts based on historical experience and a review of its existing receivables. Accounts Receivable are stated net of an allowance for doubtful accounts of $6.0 million and $3.7 million at August 31, 2014 and 2013, respectively.
Shipping and Handling Costs:    The Company records costs associated with shipping its products in cost of products sold.
Research and Development Costs:    Research and development costs consist primarily of an allocation of overall engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $20.0 million, $21.0 million and $17.1 million in fiscal 2014, 2013 and 2012, respectively. The Company also incurs significant costs in connection with fulfilling custom orders and developing solutions for unique customer needs which are not included in these research and development expense totals.
Other Income/Expense:    Other income and expense primarily consists of foreign exchange transaction losses of $4.2 million, $2.7 million and $3.9 million in fiscal 2014, 2013 and 2012, respectively.

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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange rate for each applicable period for revenues and expenses. Translation adjustments are reflected in the consolidated balance sheets and consolidated statements of shareholders' equity caption “Accumulated Other Comprehensive Loss.”
Use of Estimates:    The Company has recorded reserves, assets write downs or allowances for customer rebates, returns and discounts, doubtful accounts, inventory, incurred but not reported medical claims, environmental matters, warranty claims, workers compensation claims, product and non-product litigation and incentive compensation. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate assumptions. Actual results may differ from these estimates under different assumptions or conditions.
New Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance is effective for annual periods beginning on or after December 15, 2014. The adoption of this standard is not expected to have a material impact on the financial statements of the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2016. The Company is currently evaluating the impact of adopting this standard.
Note 2.    Acquisitions
The Company completed several business acquisitions during the last three years. All of the acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase prices reflect the future earnings and cash flow potential of these companies, as well as the complementary strategic fit and resulting synergies these businesses bring to existing operations. The Company incurred acquisition transaction costs of $0.5 million, $3.7 million and $1.4 million in fiscal 2014, 2013 and 2012, respectively, related to various business acquisition activities.
The Company makes an initial allocation of the purchase price, at the date of acquisition, based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), through asset appraisals and learning more about the newly acquired business, the Company will refine its estimates of fair value and adjust the purchase price allocation. During fiscal 2014, goodwill related to prior year acquisitions decreased by $0.8 million, the net result of purchase accounting adjustments to the fair value of acquired assets and assumed liabilities.
Fiscal 2014
The Company acquired Hayes Industries Ltd. ("Hayes") on May 23, 2014 for $30.5 million plus up to $4.0 million of potential contingent consideration (based on operating results). This Industrial segment acquisition is headquartered in Sugarland, Texas and maintains a leading position in the concrete tensioning market. Its products include patented encapsulated anchor systems, wedges and customized extruded cables. The preliminary purchase price allocation resulted in the recognition of $17.5 million of goodwill (which is deductible for tax purposes) and $10.6 million of intangible assets, including $5.0 million of patents, $3.3 million of customer relationships, $2.0 million of tradenames and $0.3 million for non-compete agreements.
Fiscal 2013
The Company acquired Viking SeaTech (“Viking”) for $235.5 million on August 27, 2013. Viking expands the Energy segment's geographic presence, technologies and services provided to the global energy market. Headquartered in Aberdeen, Scotland, Viking is a support specialist providing a comprehensive range of marine mooring equipment and services to the offshore oil & gas industry. Viking serves customers globally with primary markets in the North Sea (U.K. and Norway) and Australia. The majority of Viking's revenue is derived from offshore vessel mooring solutions which include design, rental, installation and inspection. Viking also provides survey and other marine services to offshore operators, drillers and energy asset owners. The purchase price allocation for this acquisition resulted in the recognition of $86.9 million of goodwill (which

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is not deductible for tax purposes) and $65.4 million of intangible assets, including $40.5 million of customer relationships and $24.9 million of tradenames.
Fiscal 2012
During fiscal 2012, the Company completed two maximatecc tuck-in acquisitions to expand the geographic presence, product offerings and technologies of the Engineered Solutions segment. On July 20, 2012 the Company completed the acquisition of the stock of CrossControl AB (“CrossControl”) for $40.6 million of cash. CrossControl, headquartered in Sweden, provides advanced electronic solutions for human-machine interaction, vehicle control and mobile connectivity in critical environments. On March 28, 2012 the Company acquired the stock of Turotest Medidores Ltda (“Turotest”) for $8.1 million of cash and $5.3 million of deferred purchase price. Turotest, headquartered in Brazil, designs and manufactures instrument panels and gauges serving the Brazilian agriculture and industrial markets.
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
The following unaudited pro forma results of operations of the Company give effect to all acquisitions completed in the last three years as though the transactions and related financing activities had occurred on September 1, 2011 (in thousands, except per share amounts).

	Year Ended August 31,
	2014	2013	2012
Net sales
As reported	$1,399,862	$1,279,742	$1,276,521
Pro forma	1,419,915	1,390,251	1,439,493
Earnings from continuing operations
As reported	$141,453	$147,577	$125,276
Pro forma	142,589	154,371	134,430
Basic earnings per share from continuing operations
As reported	$1.99	$2.02	$1.79
Pro forma	2.01	2.12	1.92
Diluted earnings per share from continuing operations
As reported	$1.95	$1.98	$1.68
Pro forma	1.97	2.07	1.80

Note 3.    Discontinued Operations and Divestitures
On June 13, 2014, the Company completed the divestiture of its Recreational Vehicle ("RV") business for $36.5 million in cash. This product line divestiture resulted in a $13.5 million pre-tax gain on sale ($2.8 million net of tax). The results of the RV business (which had sales of $22 million in fiscal 2014) are not material to the consolidated financial results and are included in continuing operations.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The former Electrical segment designed, manufactured and distributed a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility and marine markets. On December 13, 2013, the Company completed the sale of the Electrical segment for net cash proceeds of $252.4 million, which resulted in a pre-tax gain on disposal of $34.5 million ($26.3 million net of tax). The following table summarizes the results of the Electrical segment which is reported as a discontinued operation for each of the last three fiscal years (in thousands):

	Year Ended August 31,
	2014	2013	2012
Net sales	$72,139	$286,308	$328,821

Operating profit (loss) (1)	(4,873)	34,536	28,148
Impairment charge	—	(159,104)	(62,464)
Gain on disposal	34,459	—	—
Income tax benefit (expense)	(7,466)	7,039	(3,670)
Income (loss) from discontinued operations, net of taxes	$22,120	$(117,529)	$(37,986)
(1) The operating loss in fiscal 2014 includes the operating results of the Electrical segment through the sale date of December 13, 2013, certain divestiture costs and a $3.1 million non-cash charge for the accelerated vesting of equity compensation.

During fiscal 2013, the Company committed to a plan to divest the former Electrical segment due to its decision to focus on businesses that are tied to targeted energy, infrastructure, food/farm productivity and natural resources/sustainability secular demand. As a result, the Company recognized a non-cash impairment charge in fiscal 2013 of $159.1 million, including a write-down of $137.8 million of goodwill and $21.3 million of indefinite lived intangible assets (tradenames). The impairment charge represented the excess of the net book value of the assets held for sale over the estimated fair value, less selling costs.
During fiscal 2012, the Company recognized a $62.5 million non-cash impairment charge related to the goodwill and indefinite lived intangible assets of the Electrical segment's Mastervolt business. The impairment charge consisted of the write-down of $36.6 million of goodwill and $25.9 million of indefinite lived intangible assets (tradenames).
Note 4.    Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Impairment tests are performed by the Company annually in the fourth quarter of each fiscal year. The changes in the carrying amount of goodwill for the years ended August 31, 2014 and 2013 are as follows (in thousands):

	Industrial	Energy	Electrical	Engineered Solutions	Total
Balance as of August 31, 2012	$81,404	$259,521	$213,870	$311,617	$866,412
Business acquired (Viking)	—	87,734	—	—	87,734
Purchase accounting adjustments	—	117	—	(100)	17
Impairment charge	—	—	(137,804)	—	(137,804)
Reclassification of discontinued operations	—	—	(76,877)	—	(76,877)
Divestiture of Nielsen Sessions business	—	—	—	(2,556)	(2,556)
Impact of changes in foreign currency rates	1,207	(5,469)	811	1,477	(1,974)
Balance as of August 31, 2013	82,611	341,903	—	310,438	734,952
Business acquired (Hayes)	17,536	—	—	—	17,536
Purchase accounting adjustments	—	(835)	—	—	(835)
Divestiture of RV business	—	—	—	(17,843)	(17,843)
Impact of changes in foreign currency rates	119	9,559	—	(718)	8,960
Balance as of August 31, 2014	$100,266	$350,627	$—	$291,877	$742,770

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	Weighted Average Amortization Period (Years)	August 31, 2014			August 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$325,164	$117,706	$207,458	$318,143	$95,215	$222,928
Patents	10	31,678	17,494	14,184	30,564	18,747	11,817
Trademarks and tradenames	17	23,241	6,201	17,040	24,088	7,356	16,732
Non-compete agreements and other	4	7,373	6,783	590	7,034	6,458	576
Indefinite lived intangible assets:
Tradenames	N/A	125,905	—	125,905	124,639	—	124,639
		$513,361	$148,184	$365,177	$504,468	$127,776	$376,692
Changes in the gross carrying value of intangible assets result from foreign currency exchange rate changes, business acquisitions, divestitures and impairment charges. Amortization expense for future years is estimated to be: $25.6 million in each of fiscal years 2015 and 2016, $24.9 million in fiscal 2017, $24.1 million in fiscal 2018, $23.9 million in fiscal 2019 and $115.2 million in aggregate thereafter. The future amortization expense amounts represent estimates, which may change based on future acquisitions, foreign currency exchange rates and other factors.
Note 5.    Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	August 31,
	2014	2013
Senior Credit Facility
Revolver	$—	$125,000
Term Loan	90,000	90,000
	90,000	215,000
5.625% Senior Notes	300,000	300,000
Total Senior Indebtedness	390,000	515,000
Less: current maturities of long-term debt	(4,500)	—
Total long-term debt, less current maturities	$385,500	$515,000
The Company’s Senior Credit Facility, which matures on July 18, 2018, provides a $600.0 million revolving credit facility, a $90.0 million term loan and a $350.0 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.00% to 2.50% in the case of loans bearing interest at LIBOR and from 0.00% to 1.50% in the case of loans bearing interest at the base rate. As of August 31, 2014, the borrowing spread on LIBOR based borrowings was 1.25% (aggregating to approximately 1.44%). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.40% per annum. As of August 31, 2014, the available and unused credit line under the revolver was $593.2 million. Quarterly term loan principal payments of $1.1 million begin on September 30, 2014, increase to $2.3 million per quarter on September 30, 2015, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.50:1. The Company was in compliance with its financial covenants at August 31, 2014.
On April 16, 2012, the Company issued $300.0 million of 5.625% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (ranging

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from 100.0% to 102.8%), plus accrued and unpaid interest. The Company utilized the net proceeds from this issuance to fund the repurchase of all its then-outstanding $250 million 6.875% Senior Notes due 2017 at a cost of 104%, or $260.4 million.
In November 2003, the Company issued $150.0 million of Senior Subordinated Convertible Debentures due November 15, 2023 (the “2% Convertible Notes”). In March 2012, the Company called all of the remaining $117.6 million of 2% Convertible Notes outstanding for cash at par. As a result of the call notice, substantially all of the holders of the 2% Convertible Notes converted them into newly issued shares of the Company’s Class A common stock (resulting in the issuance of 5,951,440 shares of common stock), while the remaining $0.1 million of 2% Convertible Notes were repurchased for cash. As a result of the 2% Convertible Notes being redeemed for the Company’s common stock, $15.6 million of the related prior income tax benefit was recaptured and repaid in the fourth quarter of fiscal 2012.
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
In connection with the debt refinancing activities, during the year ended August 31, 2012, the Company recognized a $16.8 million pre-tax debt refinancing charge, which included $10.4 million of tender premium paid to holders of the 6.875% Senior Notes, a $2.3 million write-off of deferred financing costs and debt discount and a $4.1 million charge related to the termination of the interest rate swap agreements. The related tax benefit on the debt refinancing charge was $6.3 million.
The Company made cash interest payments of $21.0 million, $21.0 million and $26.0 million in fiscal 2014, 2013 and 2012, respectively.

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

	August 31,
	2014	2013
Level 1 Valuation:
Cash equivalents	$1,207	$1,092
Investments	2,118	1,793
Level 2 Valuation:
Foreign currency forward contracts	$(966)	$143

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
The fair value of the Company’s cash, accounts receivable, accounts payable and its variable rate long-term debt approximated book value at August 31, 2014 and 2013 due to their short-term nature and the fact that the interest rates approximated year-end market rates. The fair value of the Company’s outstanding $300.0 million of 5.625% Senior Notes was $315.8 million and $300.8 million at August 31, 2014 and 2013, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. On the date the Company enters into a derivative contract, it designates the derivative as a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company does not enter into derivatives for speculative purposes. Changes in the value of fair value hedges and non-designated hedges are recorded in earnings along with the gain or loss on the hedged asset or liability, while changes in the value of cash flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows. The fair value of outstanding foreign currency derivatives was a liability of $1.0 million at August 31, 2014 and an asset of $0.1 million at August 31, 2013, respectively.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted inventory purchases and other cash flows that are denominated in non-functional currencies (cash flow hedges). The U.S. dollar equivalent notional value of these foreign currency forward contracts was $1.0 million and $9.7 million, at August 31, 2014 and 2013, respectively.
The Company also utilizes forward foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. The U.S. dollar equivalent notional value of these short duration foreign currency forward contracts was $219.9 million and $383.6 million, at August 31, 2014 and 2013, respectively. Net foreign currency losses related to these derivative instruments were $13.6 million for the year ended August 31, 2014 while the prior year included a gain of $0.8 million, which offset foreign currency gains/losses from the related revaluation on non-functional currency assets and liabilities (included in other income/expense in the consolidated statement of earnings).
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
As of August 31, 2014, future obligations under non-cancelable operating leases (related to continuing operations) were as follows: $32.1 million in fiscal 2015; $28.7 million in fiscal 2016; $25.5 million in fiscal 2017; $21.3 million in fiscal 2018; $18.0 million in fiscal 2019; and $45.3 million in aggregate thereafter. Total related rental expense under operating leases was $31.6 million, $26.0 million and $24.2 million in fiscal 2014, 2013 and 2012, respectively. In fiscal 2014, the Company completed the sale leaseback (seven year term) of certain rental assets of the Viking business for proceeds of $41 million.
As discussed in Note 14, “Contingencies and Litigation” the Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun off.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2014	2013
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$45,046	$50,870
Adjustment	—	(280)
Interest cost	2,146	1,928
Actuarial (gain) loss	3,769	(4,983)
Benefits paid	(3,416)	(2,489)
Benefit obligation at end of year	$47,545	$45,046
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$34,054	$33,695
Actual return on plan assets	5,180	2,252
Company contributions	8,824	596
Benefits paid from plan assets	(3,416)	(2,489)
Fair value of plan assets at end of year	44,642	34,054
Funded status of the plans (underfunded)	$(2,903)	$(10,992)
The following table provides detail on the Company’s net periodic benefit costs (in thousands):

	Year ended August 31,
	2014	2013	2012
Interest cost	$2,146	$1,928	$2,162
Expected return on assets	(2,959)	(2,468)	(2,471)
Amortization of actuarial loss	667	878	675
Net benefit cost (income)	$(146)	$338	$366
At August 31, 2014 and 2013, $12.6 million and $12.0 million, respectively, of pension plan actuarial losses, which have not yet been recognized in net periodic benefit cost, were included in accumulated other comprehensive loss, net of income taxes. During fiscal 2015, $0.5 million of these actuarial losses are expected to be recognized in net periodic benefit cost.
Weighted-average assumptions used to determine U.S. pension plan obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2014	2013	2012
Assumptions for benefit obligations:
Discount rate	4.15%	4.90%	3.90%
Assumptions for net periodic benefit cost:
Discount rate	4.90%	3.90%	5.00%
Expected return on plan assets	7.65%	7.75%	7.90%

The Company employs a total return on investment approach for its pension plan assets whereby a mix of equity and fixed income investments are used to maximize the long-term return for plan assets, at a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Within the equity allocation, a blend of growth and value investments are maintained in a variety of market capitalizations and diversified between U.S. and non-U.S. stocks. The Company’s targeted asset allocation as a percentage of total plan assets is 60% - 80% in equity securities, with the remainder invested in fixed income securities and cash. Cash balances are maintained at levels adequate to meet near-term plan

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis. At August 31, 2014, Company’s overall expected long-term rate of return for assets in U.S. pension plans was 7.50%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The target return is based on historical returns adjusted to reflect the current view of the long-term investment market.
The fair value of all U.S. pension plan assets are determined based on quoted market prices and therefore all plan assets are determined based on Level 1 inputs, except for fixed income securities which are valued based on Level 2 inputs, as defined in Note 6, “Fair Value Measurements.” The U.S. pension plan investment allocations by asset category were as follows (in thousands):

	Year Ended August 31,
	2014	%	2013	%
Cash and cash equivalents	$—	—%	$348	1.0%
Fixed income securities:
Corporate bonds	9,749	21.8	8,741	25.7
Mutual funds	4,474	10.0	3,464	10.2
	14,223	31.8	12,205	35.9
Equity securities:
Mutual funds	30,419	68.2	21,501	63.1
Total plan assets	$44,642	100.0%	$34,054	100.0%
Projected benefit payments from plan assets to participants in the Company’s U.S. pension plans are approximately $2.7 million per year for fiscal 2015 through 2019 and $15.0 million in aggregate for the following five years.
Non-U.S. Defined Benefit Pension Plans
The Company has several non-U.S. defined benefit pension plans which cover certain existing and former employees of businesses outside the U.S. Most of the non-U.S. defined benefit pension plans continue to earn additional benefits. The funded status of these plans is summarized as follows (in thousands):

	August 31,
	2014	2013
Benefit obligation	$18,599	$12,912
Fair value of plan assets	10,312	7,790
Funded status of plans (underfunded)	$(8,287)	$(5,122)

Net periodic benefit cost for these non-U.S. plans was $1.3 million, $0.8 million and $0.5 million in fiscal 2014, 2013 and 2012, respectively. The weighted average discount rate utilized for determining the benefit obligation at August 31, 2014 and 2013 was 3.2% and 4.3%, respectively. The plan assets of these non-U.S. pension plans consist primarily of participating units in fixed income securities and insurance contracts. The Company’s overall expected long-term rate of return on these investments is 4.6%. During fiscal 2015, the Company anticipates contributing $0.9 million in aggregate to these pension plans.
Other Postretirement Health Benefit Plans
The Company provides other postretirement health benefits (“OPEB”) to certain existing and former employees of domestic businesses it acquired, who were entitled to such benefits prior to acquisition. These unfunded plans had a benefit obligation of $3.1 million and $2.9 million at August 31, 2014 and 2013, respectively. These obligations are determined utilizing assumptions consistent with those used for U.S. pension plans and a health care cost trend rate of 8.0%, trending downward to 5.0% by the year 2022, and remaining level thereafter. Net periodic benefit costs for the other postretirement benefits was a benefit of approximately $0.2 million for each of the years ended August 31, 2014, 2013 and 2012. Benefit payments from the plan are funded through participant contributions and Company contributions, which are projected to be $0.3 million in fiscal 2015.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Benefit Plans
The Company maintains a 401(k) Plan for substantially all full time U.S. employees (the “401(k) Plan”). Under plan provisions, the Company either funds cash or issues new shares of Class A common stock for its contributions. Amounts are allocated to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan. While contributions vary, the Company generally makes core contributions to employee accounts equal to 3% of each employee’s eligible annual cash compensation, subject to IRS limitations. The Company also maintains a Restoration Plan that allows eligible highly compensated employees (as defined by the Internal Revenue Code) to receive a core contribution as if no IRS limits were in place. Company contributions to the Restoration Plan are made in the form of Actuant common stock and are contributed into each eligible participant’s Deferred Compensation Plan account. In addition, the Company matches approximately 25% of each employee’s contribution up to 6% of the employee’s eligible compensation. Expense recognized related to the 401(k) plan totaled approximately $4.5 million, $4.5 million and $5.1 million for the years ended August 31, 2014, 2013 and 2012, respectively.
In addition to the 401(k) Plan the Company sponsors a nonqualified supplemental executive retirement plan (“the SERP Plan”). The unfunded SERP Plan covers certain executive employees and has a benefit accrual formula based on age and years of service (with Company contributions ranging from 3% to 6% of eligible wages). This unfunded plan had a benefit obligation of $2.0 million and $1.7 million at August 31, 2014 and 2013, respectively. Expense recognized in fiscal 2014, 2013 and 2012 for the SERP Plan was $0.4 million, $0.6 million, and $0.7 million respectively.
Deferred Compensation Plan
The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current cash compensation in order to provide future savings benefits. Eligibility is limited to all employees that earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment, in Company common stock, or a combination of the two. The fixed income portion of the plan is unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $22.8 million and $23.2 million are included in “Other current liabilities” and “Other long-term liabilities” on the consolidated balance sheets at August 31, 2014 and 2013, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense of $1.7 million, $1.6 million and $1.5 million for the years ended August 31, 2014, 2013 and 2012, respectively, for non-funded interest on participant deferrals in the fixed income investment option. Company common stock contributions to fund the plan are held in a rabbi trust, accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value of Actuant common stock are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust was $2.9 million and $1.9 million at August 31, 2014 and 2013, respectively.
Note 10.    Income Taxes
Income tax expense from continuing operations is summarized as follows (in thousands):

	Year ended August 31,
	2014	2013	2012
Currently payable:
Federal	$23,211	$24,809	$22,078
Foreign	9,059	13,335	10,396
State	(657)	902	1,534
	31,613	39,046	34,008
Deferred:
Federal	4,224	(13,514)	(495)
Foreign	(4,130)	(9,942)	(4,598)
State	866	(218)	439
	960	(23,674)	(4,654)
	$32,573	$15,372	$29,354

Income tax expense from continuing operations recognized in the accompanying consolidated statements of earnings differs from the amounts computed by applying the Federal income tax rate to earnings from continuing operations before

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income tax expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal effect	0.8	0.9	1.2
Net effect of foreign tax rates and credits	(10.5)	(8.8)	(14.6)
NOL utilization and changes in valuation allowance	(4.1)	(3.1)	0.1
Tax contingency reserve	(0.7)	(5.6)	(2.2)
Change in income tax accounting method, net	(5.6)	—	—
Business (RV) divestiture	3.0	—	—
Prior period correction (1)	—	(6.5)	—
Other items	0.8	(2.5)	(0.5)
Effective income tax rate	18.7%	9.4%	19.0%
(1) During the fourth quarter of fiscal 2013, the Company recorded a $10.6 million adjustment to properly state deferred income tax balances associated with its equity compensation programs. The correction was not material to current or previously issued financial statements.
Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items (in thousands):

	August 31,
	2014	2013
Deferred income tax assets:
Operating loss and tax credit carryforwards	$25,295	$29,611
Compensation related liabilities	23,496	20,864
Postretirement benefits	5,082	7,731
Inventory	2,775	8,657
Book reserves and other items	12,214	12,643
Total deferred income tax assets	68,862	79,506
Valuation allowance	(12,841)	(17,268)
Net deferred income tax assets	56,021	62,238
Deferred income tax liabilities:
Depreciation and amortization	(124,688)	(151,370)
Other items	(5,728)	(2,077)
Deferred income tax liabilities	(130,416)	(153,447)
Net deferred income tax liability	$(74,395)	$(91,209)
The Company has $51.6 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities. These state net operating carryforwards expire at various times through 2031. The Company also has $95.4 million of foreign loss carryforwards which are available to reduce certain future foreign tax liabilities. Approximately half of the foreign loss carryforwards are not subject to any time restrictions on their future use and the remaining expire at various times through 2024. The valuation allowance represents a reserve for net operating loss and tax credit carryforwards for which utilization is uncertain.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	2014	2013	2012
Beginning balance	$18,006	$24,608	$26,179
Increases based on tax positions related to the current year	21,300	3,601	2,776
Increase (decrease) for tax positions taken in a prior period	—	(100)	624
Decrease due to settlements	—	(2,581)	(392)
Decrease due to lapse of statute of limitations	(7,030)	(7,522)	(4,579)
Ending balance	$32,276	$18,006	$24,608
Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. As of August 31, 2014, 2013 and 2012, the Company recognized $2.0 million, $2.9 million and $4.5 million, respectively for interest and penalties related to unrecognized tax benefits. The Company recognizes interest and penalties related to underpayment of income taxes as a component of income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state and local and foreign income tax examinations by tax authorities in our major tax jurisdictions for years before fiscal 2006. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $0.5 million within the next twelve months.
The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to $324.0 million at August 31, 2014. If all such undistributed earnings were remitted, an additional income tax provision of $31.0 million would have been necessary as of August 31, 2014. The percentage of incremental U.S. taxes on unremitted earnings as of August 31, 2014 was 9.4%.
Earnings before income taxes, for continuing operations, are summarized as follows (in thousands):

	Year Ended August 31,
	2014	2013	2012
Domestic	$84,854	$67,392	$65,685
Foreign	89,172	95,557	88,945
	$174,026	$162,949	$154,630
Both domestic and foreign pre-tax earnings are impacted by changes in sales levels, acquisition and divestiture activities (see Note 2, “Acquisitions” and Note 3, “Discontinued Operations and Divestitures”), restructuring costs and the related benefits, growth investments, debt levels, interest rates and the impact of changes in foreign currency exchange rates. In addition, fiscal 2014 domestic earnings included a $13.5 million gain on the RV divesiture, while fiscal 2012 domestic earnings include a $16.8 million debt refinancing charge.
Cash paid for income taxes, net of refunds was $57.2 million, $42.1 million and $56.5 million during the years ended August 31, 2014, 2013 and 2012, respectively.
Note 11.    Capital Stock
The authorized common stock of the Company as of August 31, 2014 consisted of 168,000,000 shares of Class A common stock, $0.20 par value, of which 78,480,780 shares were issued and 66,285,421 outstanding; 1,500,000 shares of Class B common stock, $0.20 par value, none of which were issued and outstanding; and 160,000 shares of cumulative preferred stock, $1.00 par value (“preferred stock”), none of which have been issued. Holders of both classes of the Company’s common stock are entitled to dividends, as the Company’s board of directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the common stock. If the Company were to issue any of its preferred stock, no dividends could be paid or set apart for payment on shares of common stock, unless paid in common stock, until dividends on all of the issued and outstanding shares of preferred stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.
The Company's Board of Directors authorized two separate authorizations (September 2011 and March 2014) to repurchase up to 7,000,000 shares each of the Company’s outstanding common stock. At August 31, 2014, total shares

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchased under these publicly announced programs were 12,195,359. As summarized in the following table, on October 1, 2014 all 14,000,000 shares under the these two authorizations had been repurchased, with $447.1 million of total capital deployed over three fiscal years.

Period	Shares Repurchased	Average Price Paid per Share
Fiscal 2012	2,658,751	$23.70
Fiscal 2013	1,324,762	31.55
Fiscal 2014	8,211,846	34.52
Fiscal 2015 (September 1 - October 1)	1,804,641	32.58
	14,000,000	$31.93
The Board of Directors authorized a new (third) stock repurchase program to acquire up to 7,000,000 additional shares of the Company’s outstanding Class A common stock on October 1, 2014.
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended August 31,
	2014	2013	2012
Numerator:
Net earnings	$163,573	$30,048	$87,290
Plus: 2% Convertible Notes financings costs, net of taxes	—	—	425
Net earnings for diluted earnings per share	$163,573	$30,048	$87,715
Denominator:
Weighted average common shares outstanding for basic earnings per share	70,942	72,979	70,099
Net effect of dilutive securities—employee stock compensation plans	1,544	1,601	1,119
Net effect of 2% Convertible Notes based on the if-converted method	—	—	3,722
Weighted average common shares outstanding for diluted earnings per share	72,486	74,580	74,940

Basic Earnings Per Share:	$2.31	$0.41	$1.25

Diluted Earnings Per Share:	$2.26	$0.40	$1.17
At August 31, 2014, 2013 and 2012, outstanding share based awards to acquire 522,000, 619,000 and 2,582,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
Note 12.    Stock Plans
Stock options may be granted to key employees and directors under the Actuant Corporation 2009 Omnibus Incentive Plan (the “Plan”). At August 31, 2014, 9,400,000 shares of Class A common stock were authorized for issuance under the Plan, of which 3,915,647 shares were available for future award grants. The Plan permits the Company to grant share-based awards, including stock options, restricted stock and Performance Shares to employees and directors. Options generally have a maximum term of ten years, an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant and generally vest 50% after three years and 100% after five years. The Company’s restricted stock grants generally have similar vesting provisions. The Performance Shares include a three-year performance period, with vesting based 50% on achievement of an absolute Free Cash Flow Conversion target and 50% on the Company’s Total Shareholder Return (TSR) relative to the S&P 600 SmallCap Industrial index. The provisions of share-based awards may vary by individual grant with respect to vesting period, dividend and voting rights, performance conditions and forfeitures.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity during fiscal 2014 is as follows:

	Shares	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2013	4,179,551	$23.66
Granted	211,276	35.98
Exercised	(1,076,370)	21.16
Forfeited	(64,056)	26.44
Outstanding on August 31, 2014	3,250,401	$25.24	4.6	$27.6	million
Exercisable on August 31, 2014	2,255,920	$24.48	3.4	$20.9	million
Intrinsic value is the difference between the market value of the stock at August 31, 2014 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below (in thousands, except per share amounts):

	Year Ended August 31,
	2014	2013	2012
Weighted-average fair value of options granted (per share)	$14.46	$10.49	$8.73
Intrinsic value of options exercised	16,380	15,803	7,946
Cash receipts from exercise of options	21,995	24,840	6,550
A summary of restricted stock activity (including Performance Shares) during fiscal 2014 is as follows:

	Number of Shares	Weighted-Average Fair Value at Grant Date (Per Share)
Outstanding August 31, 2013	1,594,189	$25.83
Granted	311,425	36.05
Forfeited	(98,582)	27.36
Vested	(480,572)	25.42
Outstanding August 31, 2014	1,326,460	28.27
As of August 31, 2014, there was $23.5 million of total unrecognized compensation cost related to share-based awards, including stock options and restricted stock awards/units. That cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the fiscal years ended August 31, 2014 and 2013 was $17.9 million and $6.2 million, respectively.

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

	Fiscal Year Ended August 31,
	2014	2013	2012
Dividend yield	0.11%	0.14%	0.18%
Expected volatility	38.30%	38.36%	39.97%
Risk-free rate of return	0.70%	0.84%	1.19%
Expected forfeiture rate	14%	15%	15%
Expected life	6.1 years	6.1 years	6.1 years

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

The following tables summarize financial information by reportable segment and product line (in thousands):

	Year Ended August 31,
	2014	2013	2012
Net Sales by Segment:
Industrial	$413,902	$422,620	$419,295
Energy	462,368	363,372	349,163
Engineered Solutions	523,592	493,750	508,063
	$1,399,862	$1,279,742	$1,276,521
Net Sales by Reportable Product Line:
Industrial	$413,902	$422,620	$419,295
Energy	462,368	363,372	349,163
Vehicle Systems	272,201	253,073	279,549
Other	251,391	240,677	228,514
	$1,399,862	$1,279,742	$1,276,521
Operating Profit (Loss):
Industrial	$120,250	$117,644	$114,777
Energy	56,412	63,280	62,205
Engineered Solutions	55,430	40,328	60,851
General Corporate	(28,984)	(31,107)	(33,319)
	$203,108	$190,145	$204,514
Depreciation and Amortization:
Industrial	$7,597	$8,553	$8,358
Energy	33,983	18,451	18,115
Engineered Solutions	17,602	16,949	15,093
General Corporate	1,453	2,145	2,030
Discontinued Operations	—	7,804	10,667
	$60,635	$53,902	$54,263
Capital Expenditures:
Industrial	$3,349	$3,524	$5,333
Energy	26,787	9,417	8,962
Engineered Solutions	8,763	7,001	3,463
General Corporate	2,956	867	1,905
Discontinued Operations	2	2,859	3,077
	$41,857	$23,668	$22,740

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	August 31,
	2014	2013
Assets:
Industrial	$307,058	$280,110
Energy	788,915	817,547
Engineered Solutions	643,323	652,581
General Corporate	117,583	96,488
Assets of Discontinued Operations	—	272,606
	$1,856,879	$2,119,332
In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisition/divestiture activities, restructuring costs and related benefits. Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.
The following tables summarize financial information from continuing operations by geographic region (in thousands):

	Year Ended August 31,
	2014	2013	2012
Net Sales:
United States	$573,590	$549,057	$599,831
United Kingdom	162,508	144,131	141,037
Netherlands	151,549	159,396	185,112
Australia	82,778	68,255	47,472
France	53,542	52,806	48,681
All other	375,895	306,097	254,388
	$1,399,862	$1,279,742	$1,276,521

	August 31,
	2014	2013
Long-lived Assets:
United States	$44,971	$41,161
Norway	29,715	59,557
United Kingdom	28,364	54,136
Australia	20,431	5,104
China	19,166	19,551
All other	42,317	25,673
	$184,964	$205,182
The Company’s largest customer accounted for less than 3.0% of sales in each of the last three fiscal years. Export sales from domestic operations were approximately 8.3% of total net sales in each of the periods presented.

Note 14.    Contingencies and Litigation
The Company had outstanding letters of credit of $14.0 million and $10.7 million at August 31, 2014 and 2013, respectively, the majority of which secure self-insured workers compensation obligations.
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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $20.6 million at August 31, 2014 (including $14.0 million related to the divested Electrical segment).
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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(in thousands)

	Year Ended August 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$195,573	$315,715	$888,574	$—	$1,399,862
Cost of products sold	57,464	219,750	575,776	—	852,990
Gross profit	138,109	95,965	312,798	—	546,872
Selling, administrative and engineering expenses	96,220	44,102	191,771	—	332,093
Loss (gain) on product line divestiture	1,200	(14,695)	—	—	(13,495)
Amortization of intangible assets	1,272	10,520	13,374	—	25,166
Operating profit	39,417	56,038	107,653	—	203,108
Financing costs, net	25,611	3	(569)	—	25,045
Intercompany expense (income), net	(27,601)	5,520	22,081	—	—
Other expense (income), net	12,716	153	(8,832)	—	4,037
Earnings from continuing operations before income tax expense (benefit)	28,691	50,362	94,973	—	174,026
Income tax expense (benefit)	(16,529)	30,793	18,309	—	32,573
Net earnings before equity in earnings of subsidiaries	45,220	19,569	76,664	—	141,453
Equity in earnings of subsidiaries	139,865	33,061	6,160	(179,086)	—
Earnings from continuing operations	185,085	52,630	82,824	(179,086)	141,453
Earnings (loss) from discontinued operations	(21,512)	56,494	(12,862)	—	22,120
Net earnings	$163,573	$109,124	$69,962	$(179,086)	$163,573
Comprehensive income	$163,825	$123,148	$55,990	$(179,138)	$163,825

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(in thousands)

	Year Ended August 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$196,531	$293,884	$789,327	$—	$1,279,742
Cost of products sold	65,178	201,704	505,910	—	772,792
Gross profit	131,353	92,180	283,417	—	506,950
Selling, administrative and engineering expenses	69,734	59,358	164,774	—	293,866
Amortization of intangible assets	1,276	10,481	11,182	—	22,939
Operating profit	60,343	22,341	107,461	—	190,145
Financing costs, net	25,270	9	(442)	—	24,837
Intercompany expense (income), net	(21,041)	1,082	19,959	—	—
Other expense (income), net	(2,105)	(571)	5,035	—	2,359
Earnings from continuing operations before income tax expense (benefit)	58,219	21,821	82,909	—	162,949
Income tax expense (benefit)	(798)	2,009	14,161	—	15,372
Net earnings before equity in earnings of subsidiaries	59,017	19,812	68,748	—	147,577
Equity in earnings (loss) of subsidiaries	(26,527)	7,822	2,173	16,532	—
Earnings from continuing operations	32,490	27,634	70,921	16,532	147,577
Loss from discontinued operations	(2,442)	(76,634)	(38,453)	—	(117,529)
Net earnings (loss)	$30,048	$(49,000)	$32,468	$16,532	$30,048
Comprehensive income (loss)	$30,860	$(48,416)	$31,099	$17,317	$30,860

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(in thousands)

	Year Ended August 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$206,894	$328,295	$741,332	$—	$1,276,521
Cost of products sold	69,902	220,271	474,888	—	765,061
Gross profit	136,992	108,024	266,444	—	511,460
Selling, administrative and engineering expenses	79,742	61,113	144,065	—	284,920
Amortization of intangible assets	1,341	10,515	10,170	—	22,026
Operating profit	55,909	36,396	112,209	—	204,514
Financing costs, net	29,983	(14)	(408)	—	29,561
Debt refinancing costs	16,830	—	—	—	16,830
Intercompany expense (income), net	(32,185)	6,281	25,904	—	—
Other expense, net	1,351	1,992	150	—	3,493
Earnings from continuing operations before income tax expense	39,930	28,137	86,563	—	154,630
Income tax expense	6,700	4,677	17,977	—	29,354
Net earnings before equity in earnings of subsidiaries	33,230	23,460	68,586	—	125,276
Equity in earnings of subsidiaries	56,407	14,373	1,649	(72,429)	—
Earnings from continuing operations	89,637	37,833	70,235	(72,429)	125,276
Earnings (loss) from discontinuing operations	(2,347)	11,373	(47,012)	—	(37,986)
Net earnings	$87,290	$49,206	$23,223	$(72,429)	$87,290
Comprehensive income	$35,497	$24,934	$6,064	$(30,998)	$35,497

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$27,931	$3,325	$77,756	$—	$109,012
Accounts receivable, net	22,811	38,511	165,686	—	227,008
Inventories, net	31,024	38,860	92,736	—	162,620
Deferred income taxes	7,503	—	3,547	—	11,050
Prepaid expenses and other current assets	3,871	1,057	28,372	—	33,300
Total current assets	93,140	81,753	368,097	—	542,990
Property, plant & equipment, net	9,096	22,879	137,126	—	169,101
Goodwill	44,700	280,693	417,377	—	742,770
Other intangibles, net	11,974	140,400	212,803	—	365,177
Intercompany receivable	—	678,073	622,818	(1,300,891)	—
Investment in subsidiaries	2,286,068	806,414	237,207	(3,329,689)	—
Other long-term assets	23,432	—	13,409	—	36,841
Total assets	$2,468,410	$2,010,212	$2,008,837	$(4,630,580)	$1,856,879
LIABILITIES & SHAREHOLDERS’ EQUITY
Trade accounts payable	$20,014	$25,673	$100,111	$—	$145,798
Accrued compensation and benefits	15,135	3,293	34,536	—	52,964
Income taxes payable	31,582	—	6,765	—	38,347
Current maturities of debt	4,500	—	—	—	4,500
Other current liabilities	19,081	3,989	34,442	—	57,512
Total current liabilities	90,312	32,955	175,854	—	299,121
Long-term debt	385,500	—	—	—	385,500
Deferred income taxes	47,543	—	49,427	—	96,970
Pension and postretirement benefit liabilities	8,668	—	7,031	—	15,699
Other long-term liabilities	42,647	4,138	11,093	—	57,878
Intercompany payable	892,029	—	408,861	(1,300,890)	—
Shareholders’ equity	1,001,711	1,973,119	1,356,571	(3,329,690)	1,001,711
Total liabilities and shareholders’ equity	$2,468,410	$2,010,212	$2,008,837	$(4,630,580)	$1,856,879

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$16,122	$—	$87,864	$—	$103,986
Accounts receivable, net	20,471	40,343	158,261	—	219,075
Inventories, net	27,343	38,948	76,258	—	142,549
Deferred income taxes	13,002	—	5,794	—	18,796
Prepaid expenses and other current assets	7,454	963	19,811	—	28,228
Assets of discontinued operations	—	192,129	80,477		272,606
Total current assets	84,392	272,383	428,465	—	785,240
Property, plant & equipment, net	7,050	22,801	171,645	—	201,496
Goodwill	62,543	264,502	407,907	—	734,952
Other intangibles, net	13,247	141,258	222,187	—	376,692
Intercompany receivable	—	480,633	360,620	(841,253)	—
Investment in subsidiaries	2,086,534	201,779	96,333	(2,384,646)	—
Other long-term assets	12,654	22	8,276	—	20,952
Total assets	$2,266,420	$1,383,378	$1,695,433	$(3,225,899)	$2,119,332
LIABILITIES & SHAREHOLDERS’ EQUITY
Trade accounts payable	$22,194	$30,637	$101,218	$—	$154,049
Accrued compensation and benefits	13,835	2,716	27,249	—	43,800
Income taxes payable	8,135	—	5,879	—	14,014
Other current liabilities	21,268	4,630	31,001	—	56,899
Liabilities of discontinued operations	—	23,466	29,614		53,080
Total current liabilities	65,432	61,449	194,961	—	321,842
Long-term debt	515,000	—	—	—	515,000
Deferred income taxes	64,358	—	51,507	—	115,865
Pension and postretirement benefit liabilities	16,267	—	4,431	—	20,698
Other long-term liabilities	51,479	390	13,791	—	65,660
Intercompany payable	473,617	—	367,636	(841,253)	—
Shareholders’ equity	1,080,267	1,321,539	1,063,107	(2,384,646)	1,080,267
Total liabilities and shareholders’ equity	$2,266,420	$1,383,378	$1,695,433	$(3,225,899)	$2,119,332

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$75,924	$(20,966)	$84,992	$(14,716)	$125,234
Investing Activities
Proceeds from sale of property, plant & equipment	85	484	43,705	—	44,274
Proceeds from sale of business	(4,586)	250,748	43,428	—	289,590
Intercompany investment	—	(99,963)	—	99,963	—
Capital expenditures	(4,498)	(4,675)	(32,684)	—	(41,857)
Business acquisitions, net of cash acquired	(30,500)	—	—	—	(30,500)
Cash provided by (used in) investing activities	(39,499)	146,594	54,449	99,963	261,507
Financing Activities
Intercompany loan activity	354,791	(122,303)	(232,488)	—	—
Net repayments on revolver	(125,000)	—	—	—	(125,000)
Intercompany capital contribution	—	—	99,963	(99,963)	—
Payment of deferred acquisition consideration	—	—	(1,585)	—	(1,585)
Purchase of treasury shares	(283,712)	—	—	—	(283,712)
Stock option exercises, related tax benefits and other	32,224	—	—	—	32,224
Cash dividend	(2,919)	—	(14,716)	14,716	(2,919)
Cash used in financing activities	(24,616)	(122,303)	(148,826)	(85,247)	(380,992)
Effect of exchange rate changes on cash	—	—	(723)	—	(723)
Net increase (decrease) in cash and cash equivalents	11,809	3,325	(10,108)	—	5,026
Cash and cash equivalents—beginning of year	16,122	—	87,864	—	103,986
Cash and cash equivalents—end of year	$27,931	$3,325	$77,756	$—	$109,012

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$81,597	$26,095	$86,097	$—	$193,789
Investing Activities
Proceeds from sale of property, plant & equipment	563	206	852	—	1,621
Proceeds from sale of business	—	—	4,854	—	4,854
Capital expenditures	(2,022)	(4,021)	(17,625)	—	(23,668)
Business acquisitions, net of cash acquired	—	—	(235,489)	—	(235,489)
Cash used in investing activities	(1,459)	(3,815)	(247,408)	—	(252,682)
Financing Activities
Net borrowings on revolver	125,000	—	—	—	125,000
Intercompany loan activity	(179,050)	(22,371)	201,421	—	—
Principal repayment on term loans	(7,500)	—	—	—	(7,500)
Payment of deferred acquisition consideration	(1,350)	—	(4,028)	—	(5,378)
Debt issuance costs	(2,035)	—	—	—	(2,035)
Purchase of treasury shares	(41,832)	—	—	—	(41,832)
Stock option exercises, related tax benefits and other	33,261	—	—	—	33,261
Cash dividend	(2,911)	—	—	—	(2,911)
Cash provided (used in) financing activities	(76,417)	(22,371)	197,393	—	98,605
Effect of exchange rate changes on cash	—	—	(3,910)	—	(3,910)
Net increase (decrease) in cash and cash equivalents	3,721	(91)	32,172	—	35,802
Cash and cash equivalents—beginning of year	12,401	91	55,692	—	68,184
Cash and cash equivalents—end of year	$16,122	$—	$87,864	$—	$103,986

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$97,454	$20,363	$64,512	$—	$182,329
Investing Activities
Proceeds from sale of property, plant & equipment	1,909	353	6,239	—	8,501
Capital expenditures	(5,062)	(4,069)	(13,609)	—	(22,740)
Business acquisitions, net of cash acquired	—	—	(69,309)	—	(69,309)
Cash used in investing activities	(3,153)	(3,716)	(76,679)	—	(83,548)
Financing Activities
Net repayments on revolver	(57,990)	—	(177)	—	(58,167)
Principal repayment on term loans	(2,500)	—	—	—	(2,500)
Repurchases of 2% Convertible Notes	(102)	—	—	—	(102)
Proceeds from issuance of 5.625% Senior Notes	300,000	—	—	—	300,000
Redemption of 6.875% Senior Notes	(250,000)	—	—	—	(250,000)
Intercompany loan activity	(11,482)	(16,556)	28,038	—	—
Payment of deferred acquisition consideration	(290)	—	(668)	—	(958)
Debt issuance costs	(5,490)	—	—	—	(5,490)
Purchase of treasury shares	(63,083)	—	—	—	(63,083)
Stock option exercises, related tax benefits and other	10,913	—	—	—	10,913
Cash dividend	(2,748)	—	—	—	(2,748)
Cash provided by (used in) financing activities	(82,772)	(16,556)	27,193	—	(72,135)
Effect of exchange rate changes on cash	—	—	(2,683)	—	(2,683)
Net increase in cash and cash equivalents	11,529	91	12,343	—	23,963
Cash and cash equivalents—beginning of year	872	—	43,349	—	44,221
Cash and cash equivalents—end of year	$12,401	$91	$55,692	$—	$68,184

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.     Quarterly Financial Data (Unaudited)
Quarterly financial data for fiscal 2014 and fiscal 2013 is as follows:

	Year Ended August 31, 2014
	First	Second	Third	Fourth	Total
Net sales	$339,556	$327,770	$378,187	$354,349	$1,399,862
Gross profit	131,780	124,447	148,550	142,095	546,872
Earnings from continuing operations	33,005	22,304	50,557	35,587	141,453
Earnings from discontinued operations	3,032	19,088	—	—	22,120
Net earnings	36,037	41,392	50,557	35,587	163,573
Earnings from continuing operations per share:
Basic	$0.45	$0.31	$0.72	$0.52	$1.99
Diluted	0.44	0.30	0.70	0.51	1.95
Earnings from discontinued operations per share:
Basic	$0.04	$0.26	$—	$—	$0.32
Diluted	0.04	0.26	—	—	0.32
Net earnings per share:
Basic	$0.49	$0.57	$0.72	$0.52	$2.31
Diluted	0.48	0.56	0.70	0.51	2.26

	Year Ended August 31, 2013
	First	Second	Third	Fourth	Total
Net sales	$307,809	$300,468	$344,205	$327,260	$1,279,742
Gross profit	124,368	116,178	136,904	129,500	506,950
Earnings from continuing operations	30,551	25,834	46,077	45,115	147,577
Earnings (loss) from discontinued operations	5,792	2,601	(139,060)	13,138	(117,529)
Net earnings (loss)	36,343	28,435	(92,983)	58,253	30,048
Earnings from continuing operations per share:
Basic	$0.42	$0.35	$0.63	$0.62	$2.02
Diluted	0.41	0.35	0.62	0.60	1.98
Earnings (loss) from discontinued operations per share:
Basic	$0.08	$0.04	$(1.90)	$0.18	$(1.61)
Diluted	0.08	0.03	(1.86)	0.18	(1.58)
Net earnings (loss) per share:
Basic	$0.50	$0.39	$(1.27)	$0.80	$0.41
Diluted	0.49	0.38	(1.24)	0.78	0.40
The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

During the third quarter of fiscal 2013 the Company recognized a $170.3 million non-cash impairment charge related to the goodwill and intangible assets of the former Electrical segment (discontinued operations).  In the fourth quarter of fiscal 2013, the Company re-assessed its initial estimate of fair value less selling costs for the Electrical segment and recognized an $11.2 million increase to the carrying value of the Electrical segment assets (discontinued operations).
During the fourth quarter of fiscal 2013, the Company recorded a $10.6 million adjustment (reduction to income tax expense) to properly state deferred income tax balances associated with its equity compensation programs.

ACTUANT CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisition/ (Divestiture)	Accounts Written Off Less Recoveries	Other	Balance at End of Period

Allowance for losses—Trade accounts receivable
August 31, 2014	$3,701	$2,447	$440	$(664)	$110	$6,034
August 31, 2013	4,375	584	(437)	(787)	(34)	3,701
August 31, 2012	7,173	107	96	(2,740)	(261)	4,375

Valuation allowance—Income taxes
August 31, 2014	$17,268	$1,243	$(5,487)	$(183)	$—	$12,841
August 31, 2013	8,153	4,527	5,772	(1,184)	—	17,268
August 31, 2012	7,260	2,954	—	(2,061)	—	8,153

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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the original framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2014, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has excluded certain elements of Hayes Industries Ltd. (“Hayes”) from its assessment of internal control over financial reporting as of August 31, 2014 because the business was acquired by the Company in a purchase business combination on May 23, 2014.  Subsequent to the acquisition, certain elements of Hayes internal control over financial reporting and related processes were integrated into the Company existing systems and internal control over financial reporting.  Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over finical reporting as of August 31, 2014.  Hayes is a wholly-owned subsidiary of the Company whose total assets and total revenues represent  2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2014.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s effectiveness of internal controls over financial reporting as of August 31, 2014, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors; Executive Officers and Corporate Governance
Information about the Company’s directors is incorporated by reference from the “Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 21, 2015 (the “2015 Annual Meeting Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” section in the Company’s 2015 Annual Meeting Proxy Statement. Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2015 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.
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

Item 11. Executive Compensation
The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters” and the “Executive Compensation” sections (other than the subsection thereof entitled “Report of the Audit Committee”) of the 2015 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2015 Annual Meeting Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the “Certain Relationships and Related Party Transactions” section of the 2015 Annual Meeting Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2015 Annual Meeting Proxy Statement.

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
2.   Financial Statement Schedules
See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data.”
3.   Exhibits
See “Index to Exhibits” beginning on page 64, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTUANT CORPORATION (Registrant)

By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: October 27, 2014
POWER OF ATTORNEY
KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark E. Goldstein and Andrew G. Lampereur, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

Signature	Title

/s/ ROBERT C. ARZBAECHER	Chairman of the Board
Robert C. Arzbaecher

/s/ GURMINDER S. BEDI	Director
Gurminder S. Bedi

/s/ E. JAMES FERLAND	Director
E. James Ferland

/s/ THOMAS J. FISCHER	Director
Thomas. J. Fischer

/s/ MARK E. GOLDSTEIN	Director, Chief Executive Officer
Mark E. Goldstein

/s/ WILLIAM K. HALL	Director
William K. Hall

/s/ R. ALAN HUNTER, JR	Director
R. Alan Hunter, Jr.

/s/ ROBERT A. PETERSON	Director
Robert A. Peterson

/s/ DENNIS K. WILLIAMS	Director
Dennis K. Williams

/s/ HOLLY A. VANDEURSEN	Director
Holly A. VanDeursen
/s/ ANDREW G. LAMPEREUR	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Andrew G. Lampereur

/s/ MATTHEW P. PAULI	Corporate Controller and Principal Accounting Officer
Matthew P. Pauli
* Each of the above signatures is affixed as of October 27, 2014.

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2014
INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1
(a) Agreement for the Sale and Purchase of Venice Topco Limited, dated August 2, 2013, by and among HSBC Investment Bank Holdings PLC, Actuant Acquisitions Limited, Actuant Corporation and certain other parties thereto
Exhibit 2.1(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2013

	(b) Warranty Deed relating to the Sale and Purchase of Venice Topco Limited, by and among Actuant Acquisitions Limited and the Management Warrantors that are party thereto	Exhibit 2.1(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2013

	(c) Purchase Agreement between Power Products, LLC and Actuant Corporation dated October 30, 2013	Exhibit 2.1 to the Registrant's Form 8-K filed on December 19, 2013

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant's Form 10-Q for the quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant's Form 10-K for the fiscal year ended August 31, 2003

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 2004

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on July 18, 2006

	(e) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on January 14, 2010

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.1 of the Registrant's Form 10-K for the fiscal year ended August 31, 2013

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
4.1
Indenture dated April 16, 2012 by and among Actuant Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee relating to $300 million Actuant Corporation 5  5/8% Senior Notes due 2022
Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2012

4.2	Registration Rights Agreement, dated April 16, 2012, relating to $300 million of 5 5/8% Senior Notes due 2022	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2012

4.3	Third Amended and Restated Credit Agreement dated February 23, 2011 among Actuant Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the agent	Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended February 28, 2011

4.4	Omnibus Amendment No. 1 dated September 23, 2011 among Actuant Corporation, the Lender party thereto and JPMorgan Chase Bank, N.A. as agent	Exhibit 4.9 to the Registrant's Form 10-K for the fiscal year ended August 31, 2011.

4.5	(a) Fourth Amended and Restated Credit Agreement dated July 18, 2013 among Actuant Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the agent	Exhibit 4.5(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2013

	(b) First Amendment to the Fourth Amended and Restated Credit Agreement dated August 27, 2013 among Actuant Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the agent	Exhibit 4.5(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2013

10.1	Outside Directors’ Deferred Compensation Plan (conformed through the first amendment)	Exhibit 10.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 2013

10.2	Actuant Corporation Deferred Compensation Plan (conformed through the third amendment)	Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended August 31, 2012

10.3	Actuant Corporation 2010 Employee Stock Purchase Plan	Exhibit B to the Registrant's Proxy Statement, dated December 4, 2009

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.4	(a) Actuant Corporation 2001 Stock Plan	Exhibit B to the Registrant's Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

	(b) First Amendment to the Actuant Corporation 2001 Stock Plan dated December 25, 2008	Exhibit 10.9 to the Registrant's Form 10-Q for the quarter ended November 30, 2008

10.5	(a) Actuant Corporation 2002 Stock Plan, as amended (through third amendment)	Exhibit 10.26 to the Registrant's Form 8-K filed on January 20, 2006

	(b) Fourth Amendment to the Actuant Corporation 2002 Stock Plan dated November 7, 2008	Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended November 30, 2008

10.6	Actuant Corporation 2009 Omnibus Incentive Plan, conformed to reflect the Second Amendment thereto	Exhibit 99.1 to the Registrant's Form 8-K filed on January 17, 2013

10.7	(a) Actuant Corporation 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant's Proxy Statement, dated December 5, 2005 for the 2006 Annual Meeting of Shareholders

	(b) First Amendment to the Amended and Restated Actuant Corporation 2001 Outside Directors’ Stock Plan dated December 25, 2008	Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended November 30, 2008

10.8	Actuant Corporation Long Term Incentive Plan	Exhibit 10.25 to the Registrant's Form 8-K filed on July 12, 2006

10.9	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.35 to the Registrant's Form 10-K for the fiscal year ended August 31, 2002

10.10	(a) Form of Actuant Corporation Change in Control Agreement for Messrs. Arzbaecher, Blackmore, Goldstein, Kobylinski, Sefcik, Roundhouse, Lampereur, Scheer, Wozniak, Ms. Grissom and Ms. Roberts	Exhibit 10.1 to the Registrant's Form 8-K filed on May 2, 2012

	(b) Form of Actuant Corporation Change in Control Agreement for Messrs. Axline and Boel	Exhibit 10.2 to the Registrant's Form 8-K filed on May 2, 2012

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
	(c) Amendment to Actuant Corporation Change in Control Agreement for Mr. Scheer	Exhibit 10.10(c) to the Registrant's Form 10-K for the fiscal year ended August 31, 2013

10.11	Actuant Corporation Executive Officer Bonus Plan	Exhibit B to the Registrant's Definitive Proxy statement dated December 3, 2012

10.12*	Retention Bonus Agreement between Actuant Corporation and Mr. Scheer	Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended August 31, 2013

10.13	Consulting Services Agreement between Actuant Corporation and Mr. Boel	Exhibit 10.13 to the Registrant's Form 10-K for the fiscal year ended August 31, 2013

10.14	Consulting Services Agreement between Actuant Corporation and Mr. Axline	Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended August 31, 2013

10.15	(a) Form of NQSO Award (Director) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of NQSO Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.1(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.16	(a) Form RSA Award (Director) under Actuant 2009 Omnibus Incentive Plan	Exhibit 10.2(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSA Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.2(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.17	(a) Form of RSU Award (Director) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.3(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSU Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.3(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
14	Code of Ethics	Exhibit 14 of the Registrant's Form 10-K for the fiscal year ended August 31, 2003

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101
The following materials from the Actuant Corporation Form 10-K for the year ended August 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
X
*Confidential treatment granted for portions of this document. Portions for which confidential treatment was granted have been marked with three asterisks [***] and a footnote indicating "Confidential treatment requested". Material omitted has been filed separately with the Securities and Exchange Commission.