Form 10-Q
period 2014-11-30
ACTUANT CORP
filed 2015-01-09
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2014 was 61,678,585.

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
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	economic uncertainty or a prolonged economic downturn;

•	challenging end market conditions in the truck, automotive, agricultural, industrial, production automation, oil & gas, energy, maintenance, power generation and infrastructure industries;

•	failure to realize anticipated cost savings from restructuring activities and cost reduction efforts;

•	increased competition in the markets we serve and market acceptance of existing and new products;

•	our ability to successfully identify and integrate acquisitions and realize anticipated benefits/results from acquired companies;

•	operating margin risk due to competitive pricing, operating inefficiencies, reduced production levels and material, labor and overhead cost increases;

•
our international operations present special risks, primarily from currency exchange rate fluctuations, exposure to local economic and political conditions, export and import restrictions and controls on repatriation of cash;

•	regulatory and legal developments including changes to United States taxation rules, health care reform, conflict mineral supply chain compliance and governmental climate change initiatives;

•	the potential for a non-cash asset impairment charge, if operating performance at one or more of our businesses were to fall significantly below current levels;

•	our ability to execute our share repurchase program, which depends in part, on our results of operations, liquidity and changes in the trading price of our common stock;

•	a significant failure in information technology (IT) infrastructure and systems, unauthorized access to financial and other sensitive data or cybersecurity threats;

•	litigation, including product liability and warranty claims;

•	inadequate intellectual property protection or if our products are deemed to infringe on the intellectual property of others;

•	our level of indebtedness, ability to comply with the financial and other covenants in our debt agreements and fluctuations in interest rates;

•
numerous other matters including those of a political, economic, business, competitive and regulatory nature contained from time to time in U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, those factors listed in the "Risk Factors" section within Item 1A of Part I of the Form 10-K filed with the SEC on October 27, 2014.

When used herein, the terms “Actuant,” “we,” “us,” “our” and the “Company” refer to Actuant Corporation and its subsidiaries. Actuant Corporation provides free-of-charge access to its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through its website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the SEC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended November 30,
	2014	2013
Net sales	$327,765	$339,556
Cost of products sold	200,789	207,776
Gross profit	126,976	131,780
Selling, administrative and engineering expenses	82,472	81,918
Amortization of intangible assets	6,286	6,215
Operating profit	38,218	43,647
Financing costs, net	6,191	6,750
Other (income) expense, net	(439)	1,141
Earnings from continuing operations before income tax expense	32,466	35,756
Income tax expense	7,792	2,751
Earnings from continuing operations	24,674	33,005
Earnings from discontinued operations, net of income taxes	—	3,032
Net earnings	$24,674	$36,037

Earnings from continuing operations per share:
Basic	$0.38	$0.45
Diluted	$0.38	$0.44

Earnings per share:
Basic	$0.38	$0.49
Diluted	$0.38	$0.48

Weighted average common shares outstanding:
Basic	64,357	73,085
Diluted	65,599	75,011

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2014	2013
Net earnings	$24,674	$36,037
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(63,275)	17,047
Pension and other postretirement benefit plans	362	50
Cash flow hedges	(50)	(94)
Total other comprehensive (loss) income, net of tax	(62,963)	17,003
Comprehensive (loss) income	$(38,289)	$53,040
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	November 30, 2014	August 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$87,275	$109,012
Accounts receivable, net	221,719	227,008
Inventories, net	164,517	162,620
Deferred income taxes	10,384	11,050
Other current assets	40,453	33,300
Total current assets	524,348	542,990
Property, plant and equipment
Land, buildings and improvements	50,112	52,989
Machinery and equipment	280,361	281,763
Gross property, plant and equipment	330,473	334,752
Less: Accumulated depreciation	(166,558)	(165,651)
Property, plant and equipment, net	163,915	169,101
Goodwill	714,956	742,770
Other intangibles, net	346,214	365,177
Other long-term assets	38,031	36,841
Total assets	$1,787,464	$1,856,879
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$135,095	$145,798
Accrued compensation and benefits	42,408	52,964
Current maturities of debt and short-term borrowings	7,619	4,500
Income taxes payable	9,664	38,347
Other current liabilities	58,594	57,512
Total current liabilities	253,380	299,121
Long-term debt, less current maturities	506,250	385,500
Deferred income taxes	92,699	96,970
Pension and postretirement benefit liabilities	14,558	15,699
Other long-term liabilities	58,843	57,878
Total liabilities	925,730	855,168
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 78,576,338 and 78,480,780 shares, respectively	15,715	15,695
Additional paid-in capital	96,099	93,449
Treasury stock, at cost, 15,511,517 and 12,195,359 shares, respectively	(493,042)	(388,627)
Retained earnings	1,374,333	1,349,602
Accumulated other comprehensive loss	(131,371)	(68,408)
Stock held in trust	(4,153)	(4,083)
Deferred compensation liability	4,153	4,083
Total shareholders’ equity	861,734	1,001,711
Total liabilities and shareholders’ equity	$1,787,464	$1,856,879
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2014	2013
Operating Activities
Net earnings	$24,674	$36,037
Adjustments to reconcile net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	13,708	16,204
Benefit for deferred income taxes	(1,352)	(8,408)
Stock-based compensation expense	3,546	4,103
Amortization of debt discount and debt issuance costs	423	560
Other non-cash adjustments	146	(867)
Sources (uses) of cash from changes in components of working capital and other:
Accounts receivable	(3,629)	7,040
Inventories	(6,500)	(11,634)
Prepaid expenses and other assets	(10,698)	(3,049)
Trade accounts payable	(7,398)	2,560
Income taxes payable	(28,007)	(3,189)
Accrued compensation and benefits	(9,963)	(2,595)
Other accrued liabilities	(68)	(3,816)
Cash (used in) provided by operating activities	(25,118)	32,946
Investing Activities
Capital expenditures	(7,986)	(11,257)
Proceeds from sale of property, plant and equipment	225	1,913
Cash used in investing activities	(7,761)	(9,344)
Financing Activities
Net borrowings (repayments) on revolver	123,869	(12,000)
Purchase of treasury shares	(104,415)	(15,352)
Stock option exercises, related tax benefits and other	2,287	10,562
Payment of contingent acquisition consideration	—	(414)
Cash dividend	(2,598)	(2,919)
Cash provided by (used in) financing activities	19,143	(20,123)
Effect of exchange rate changes on cash	(8,001)	2,077
Net (decrease) increase in cash and cash equivalents	(21,737)	5,556
Cash and cash equivalents – beginning of period	109,012	103,986
Cash and cash equivalents – end of period	$87,275	$109,542
See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2014 was derived from the Company’s audited financial statements, but does not include all disclosures required by the United States generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2014 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2015.
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
Note 2. Acquisitions
The Company completed one business acquisition during fiscal 2014. The acquisition resulted in the recognition of goodwill in the Company’s consolidated financial statements because its purchase price reflects the future earnings and cash flow potential of this company, as well as the complementary strategic fit and resulting synergies this business is expected to bring to existing operations.
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
The Company acquired Hayes Industries Ltd. ("Hayes") on May 23, 2014 for $30.5 million plus up to $4.0 million of potential contingent consideration. This Industrial segment acquisition is headquartered in Sugar Land, Texas and maintains a leading position in the concrete tensioning market. Its products include patented encapsulated anchor systems, wedges and customized extruded cables. The purchase price allocation resulted in the recognition of $14.4 million of goodwill (which is deductible for tax purposes) and $10.6 million of intangible assets, including $5.0 million of patents, $3.3 million of customer relationships, $2.0 million of tradenames and $0.3 million for non-compete agreements. During the first quarter of fiscal 2015, goodwill related to the Hayes acquisition decreased by $3.2 million, the result of purchase accounting adjustments to reflect the fair value of acquired fixed assets.

The following unaudited pro forma results of operations of the Company for the three months ended November 30, 2014 and 2013, give effect to the Hayes acquisition as though the transaction and related financing had occurred on September 1, 2013 (in thousands, except per share amounts):

	Three Months Ended November 30,
	2014	2013
Net sales
As reported	$327,765	$339,556
Pro forma	327,765	346,146
Earnings from continuing operations
As reported	$24,674	$33,005
Pro forma	24,674	32,916
Basic earnings per share from continuing operations
As reported	$0.38	$0.45
Pro forma	0.38	0.45
Diluted earnings per share from continuing operations
As reported	$0.38	$0.44
Pro forma	0.38	0.44

Note 3. Discontinued Operations and Divestiture Activities
On June 13, 2014, the Company completed the divestiture of its Recreational Vehicle ("RV") business for $36.5 million in cash. This product line divestiture resulted in a $13.5 million pre-tax gain on sale ($2.8 million net of tax) during the fourth quarter of fiscal 2014. The results of the RV business (which had sales of $6.7 million in the first quarter of fiscal 2014) are not material to the consolidated financial results and are included in results from continuing operations.
The former Electrical segment was primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility, marine and other harsh environment markets. On December 13, 2013, the Company completed the sale of the Electrical segment for net cash proceeds of $252.4 million, which resulted in a pre-tax gain on disposal of $34.5 million ($26.3 million net of tax). The following table summarizes the results of discontinued operations (in thousands):

Three Months Ended November 30, 2013
Net sales	$63,012

Operating income	5,229
Income tax expense	(2,197)
Income from discontinued operations, net of income taxes	$3,032

Note 4. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the three months ended November 30, 2014 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2014	$100,266	$350,627	$291,877	$742,770
Purchase accounting adjustments	(3,157)	—	—	(3,157)
Impact of changes in foreign currency rates	(1,827)	(18,626)	(4,204)	(24,657)
Balance as of November 30, 2014	$95,282	$332,001	$287,673	$714,956

The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		November 30, 2014			August 31, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$314,131	$119,923	$194,208	$325,164	$117,706	$207,458
Patents	11	31,265	17,995	13,270	31,678	17,494	14,184
Trademarks and tradenames	18	22,630	6,360	16,270	23,241	6,201	17,040
Non-compete agreements and other	4	7,134	6,644	490	7,373	6,783	590
Indefinite lived intangible assets:
Tradenames	N/A	121,976	—	121,976	125,905	—	125,905
		$497,136	$150,922	$346,214	$513,361	$148,184	$365,177
The Company estimates that amortization expense will be $18.4 million for the remainder of fiscal 2015. Amortization expense for future years is estimated to be as follows: $24.4 million in fiscal 2016, $23.4 million in 2017, $23.1 million in fiscal 2018, $22.9 million in fiscal 2019, $22.2 million in fiscal 2020 and $89.8 million thereafter. These future amortization expense amounts represent estimates, which may change based on future acquisitions and divestitures or changes in foreign currency exchange rates.
Note 5. Product Warranty Costs
The Company generally offers its customers a warranty on products they purchase, although warranty periods vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the accrued product warranty reserve (in thousands):

	Three months ended November 30,
	2014	2013
Beginning balance	$4,056	$7,413
Provision for warranties	1,180	230
Warranty payments and costs incurred	(1,424)	(1,232)
Impact of changes in foreign currency rates	(84)	53
Ending balance	$3,728	$6,464

Note 6. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2014	August 31, 2014
Senior Credit Facility
Revolver	$123,000	$—
Term Loan	88,875	90,000
Total Senior Credit Facility	211,875	90,000
5.625% Senior Notes	300,000	300,000
Total Senior Indebtedness	511,875	390,000
Less: current maturities of long-term debt	(5,625)	(4,500)
Total long-term debt, less current maturities	$506,250	$385,500
The Company’s Senior Credit Facility, which matures on July 18, 2018, includes a $600 million revolving credit facility, a $90 million term loan and a $350 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread above LIBOR, depending on the Company’s leverage ratio, ranging from 1.00% to 2.50% in the case of loans bearing interest at LIBOR and from 0.00% to 1.50% in the case of loans bearing interest at the base rate. At November 30, 2014, the borrowing spread on LIBOR based borrowings was 1.25% (aggregating to 1.45%). In addition, a non-

use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.40% per annum. At November 30, 2014, the unused credit line under the revolver was $474.4 million of which $466.4 million was available for borrowings. Quarterly principal payments of $1.1 million began on the term loan on September 30, 2014, increasing to $2.3 million per quarter beginning on September 30, 2015, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.50:1. The Company was in compliance with all financial covenants at November 30, 2014.
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (ranging from 100.0% to 102.8%), plus accrued and unpaid interest.
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

	November 30, 2014	August 31, 2014
Level 1 Valuation:
Cash equivalents	$3,042	$1,207
Investments	2,133	2,118
Level 2 Valuation:
Foreign currency derivatives	$(2,109)	$(966)
The fair value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value at both November 30, 2014 and August 31, 2014 due to their short-term nature and the fact that the interest rates approximated market rates. The fair value of the Company’s outstanding $300 million of 5.625% Senior Notes was $313.5 million and $315.8 million at November 30, 2014 and August 31, 2014, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

Note 8. Derivatives
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its recognized balances and certain forecasted cash flows that are denominated in non-functional currencies. All derivatives are recognized in the balance sheet at their estimated fair value. On the date it enters into a derivative contract, the Company designates the derivative as a hedge of a recognized asset or liability ("fair value hedge") or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). The Company does not enter into derivatives for speculative purposes. Changes in the value of fair value hedges and non-designated hedges are recorded in earnings along with the gain or loss on the hedged asset or liability, while changes in the value of cash flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows.
The U.S. dollar equivalent notional value of short duration foreign currency forward contracts (fair value hedges or non-designated hedges) was $192.7 million and $219.9 million, at November 30, 2014 and August 31, 2014, respectively. Net foreign currency losses related to these derivative instruments were $2.1 million and $8.7 million, for the three months ended November 30, 2014 and 2013, respectively. These derivative losses offset foreign currency gains from the related revaluation of non-functional currency assets and liabilities (amounts included in other income and expense in the condensed consolidated statement of earnings).

Note 9. Capital Stock and Share Repurchase
The Company's Board of Directors previously authorized three separate stock repurchase authorizations (September 2011, March 2014 and October 2014) to repurchase up to 7,000,000 shares each (21,000,000 shares in total) of the Company’s outstanding common stock. At November 30, 2014, total shares repurchased under these publicly announced programs were 15,511,517. During the first quarter of fiscal 2015, the Company repurchased 3,316,158 shares of common stock for $104.4 million ($31.46 per share).
The reconciliation between basic and diluted earnings per share from continuing operations is as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2014	2013
Numerator:
Earnings from continuing operations	$24,674	$33,005
Denominator:
Weighted average common shares outstanding - basic	64,357	73,085
Net effect of dilutive securities—stock based compensation plans	1,242	1,926
Weighted average common shares outstanding - diluted	65,599	75,011

Earnings per common share from continuing operations:
Basic	$0.38	$0.45
Diluted	$0.38	$0.44

Anti-dilutive securities-stock based compensation plans (excluded from earnings per share calculation)	487	1
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
The effective income tax rate from continuing operations was 24.0% and 7.7% for the three months ended November 30, 2014 and 2013, respectively. Effective income tax rates for the three months ended November 30, 2014 and 2013 reflect the benefits of tax minimization planning, taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. Federal statutory rate, and foreign tax credits. Income tax expense for the three months ended November 30, 2013 included a $7.3 million discrete income tax benefit (net operating losses generated through the liquidation of a foreign entity).
The gross liability for unrecognized tax benefits, excluding interest and penalties, increased from $32.3 million at August 31, 2014 to $32.8 million at November 30, 2014. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. In addition, as of November 30, 2014 and August 31, 2014, the Company had liabilities totaling $2.2 million and $2.0 million, respectively, for the payment of interest and penalties related to unrecognized income tax benefits.

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

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended November 30,
	2014	2013
Net Sales by Segment:
Industrial	$102,413	$98,641
Energy	111,522	107,925
Engineered Solutions	113,830	132,990
	$327,765	$339,556
Net Sales by Reportable Product Line:
Industrial	$102,413	$98,641
Energy	111,522	107,925
Vehicle Systems	58,468	71,649
Other	55,362	61,341
	$327,765	$339,556
Operating Profit:
Industrial	$26,705	$26,897
Energy	12,442	8,923
Engineered Solutions	6,278	13,190
General Corporate	(7,207)	(5,363)
	$38,218	$43,647

	November 30, 2014	August 31, 2014
Assets:
Industrial	$293,531	$307,058
Energy	746,982	788,915
Engineered Solutions	643,239	643,323
General Corporate	103,712	117,583
	$1,787,464	$1,856,879
In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is also impacted by acquisition/divestiture activities. Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.
Note 12. Contingencies and Litigation
The Company had outstanding letters of credit of $15.0 million and $14.0 million at November 30, 2014 and August 31, 2014, respectively, the majority of which secure self-insured workers compensation liabilities.
The Company is a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, environmental, labor, patent claims and other disputes. Operating results for the three months ended November 30, 2014 include a $2.0 million charge for an adverse litigation matter. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and can be reasonably estimated. In the opinion of management, the resolution of these contingencies, individually and in the aggregate, are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company remains contingently liable for lease payments of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $19.6 million at November 30, 2014 (including $13.4 million related to the divested Electrical segment).

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended November 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$40,266	$77,591	$209,908	$—	$327,765
Cost of products sold	9,967	53,258	137,564	—	200,789
Gross profit	30,299	24,333	72,344	—	126,976
Selling, administrative and engineering expenses	19,072	17,467	45,933	—	82,472
Amortization of intangible assets	318	2,785	3,183	—	6,286
Operating profit	10,909	4,081	23,228	—	38,218
Financing costs, net	6,547	—	(356)	—	6,191
Intercompany expense (income), net	(5,732)	1,234	4,498	—	—
Other expense (income), net	465	(96)	(808)	—	(439)
Earnings before income tax expense	9,629	2,943	19,894	—	32,466
Income tax expense	2,310	706	4,776	—	7,792
Net earnings before equity in earnings of subsidiaries	7,319	2,237	15,118	—	24,674
Equity in earnings of subsidiaries	17,355	14,147	194	(31,696)	—
Net earnings	$24,674	$16,384	$15,312	$(31,696)	$24,674
Comprehensive loss	$(38,289)	$(6,600)	$(23,150)	$29,750	$(38,289)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended November 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$45,091	$79,636	$214,829	$—	$339,556
Cost of products sold	12,072	55,255	140,449	—	207,776
Gross profit	33,019	24,381	74,380	—	131,780
Selling, administrative and engineering expenses	16,858	15,952	49,108	—	81,918
Amortization of intangible assets	318	2,575	3,322	—	6,215
Operating profit	15,843	5,854	21,950	—	43,647
Financing costs, net	6,779	3	(32)	—	6,750
Intercompany expense (income), net	(4,997)	(339)	5,336	—	—
Other expense (income), net	10,417	(293)	(8,983)	—	1,141
Earnings from continuing operations before income tax expense (benefit)	3,644	6,483	25,629	—	35,756
Income tax expense (benefit)	1,008	1,795	(52)	—	2,751
Net earnings before equity in earnings of subsidiaries	2,636	4,688	25,681	—	33,005
Equity in earnings of subsidiaries	34,222	13,333	3,200	(50,755)	—
Earnings from continuing operations	36,858	18,021	28,881	(50,755)	33,005
Earnings (loss) from discontinued operations	(821)	3,338	515	—	3,032
Net earnings	$36,037	$21,359	$29,396	$(50,755)	$36,037
Comprehensive income	$53,040	$38,797	$27,671	$(66,468)	$53,040

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	November 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$2,686	$1,134	$83,455	$—	$87,275
Accounts receivable, net	18,436	42,765	160,518	—	221,719
Inventories, net	22,347	43,174	98,996	—	164,517
Deferred income taxes	4,960	—	5,424	—	10,384
Other current assets	13,970	1,454	25,029	—	40,453
Total current assets	62,399	88,527	373,422	—	524,348
Property, plant and equipment, net	7,577	26,273	130,065	—	163,915
Goodwill	15,354	306,882	392,720	—	714,956
Other intangibles, net	11,656	137,614	196,944	—	346,214
Investment in subsidiaries	2,179,271	1,106,103	31,067	(3,316,441)	—
Intercompany receivable	—	637,903	505,132	(1,143,035)	—
Other long-term assets	23,692	—	14,339	—	38,031
Total assets	$2,299,949	$2,303,302	$1,643,689	$(4,459,476)	$1,787,464
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$16,025	$25,736	$93,334	$—	$135,095
Accrued compensation and benefits	9,656	2,799	29,953	—	42,408
Current maturities of debt and short-term borrowings	5,625	—	1,994	—	7,619
Income taxes payable	14,463	(548)	(4,251)	—	9,664
Other current liabilities	18,267	4,743	35,584	—	58,594
Total current liabilities	64,036	32,730	156,614	—	253,380
Long-term debt, less current maturities	506,250	—	—	—	506,250
Deferred income taxes	46,882	—	45,817	—	92,699
Pension and postretirement benefit liabilities	8,259	—	6,299	—	14,558
Other long-term liabilities	44,794	4,191	9,858	—	58,843
Intercompany payable	767,994	—	375,041	(1,143,035)	—
Shareholders’ equity	861,734	2,266,381	1,050,060	(3,316,441)	861,734
Total liabilities and shareholders’ equity	$2,299,949	$2,303,302	$1,643,689	$(4,459,476)	$1,787,464

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$27,931	$3,325	$77,756	$—	$109,012
Accounts receivable, net	22,811	38,511	165,686	—	227,008
Inventories, net	31,024	38,860	92,736	—	162,620
Deferred income taxes	7,503	—	3,547	—	11,050
Other current assets	3,871	1,057	28,372	—	33,300
Total current assets	93,140	81,753	368,097	—	542,990
Property, plant and equipment, net	9,096	22,879	137,126	—	169,101
Goodwill	44,700	280,693	417,377	—	742,770
Other intangibles, net	11,974	140,400	212,803	—	365,177
Investment in subsidiaries	2,286,068	806,414	237,207	(3,329,689)	—
Intercompany receivable	—	678,073	622,818	(1,300,891)	—
Other long-term assets	23,432	—	13,409	—	36,841
Total assets	$2,468,410	$2,010,212	$2,008,837	$(4,630,580)	$1,856,879
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$20,014	$25,673	$100,111	$—	$145,798
Accrued compensation and benefits	15,135	3,293	34,536	—	52,964
Income taxes payable	31,582	—	6,765	—	38,347
Current maturities of debt	4,500	—	—	—	4,500
Other current liabilities	19,081	3,989	34,442	—	57,512
Total current liabilities	90,312	32,955	175,854	—	299,121
Long-term debt	385,500	—	—	—	385,500
Deferred income taxes	47,543	—	49,427	—	96,970
Pension and postretirement benefit liabilities	8,668	—	7,031	—	15,699
Other long-term liabilities	42,647	4,138	11,093	—	57,878
Intercompany payable	892,029	—	408,861	(1,300,890)	—
Shareholders’ equity	1,001,711	1,973,119	1,356,571	(3,329,690)	1,001,711
Total liabilities and shareholders’ equity	$2,468,410	$2,010,212	$2,008,837	$(4,630,580)	$1,856,879

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended, November 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$5,024	$(28,333)	$(1,809)	$—	$(25,118)
Investing Activities
Capital expenditures	(226)	(1,140)	(6,620)	—	(7,986)
Proceeds from sale of property, plant and equipment	—	1	224	—	225
Cash used in investing activities	(226)	(1,139)	(6,396)	—	(7,761)
Financing Activities
Net borrowings on revolver	121,875	—	1,994	—	123,869
Intercompany loan activity	(47,192)	27,281	19,911	—	—
Purchase of treasury shares	(104,415)	—	—	—	(104,415)
Stock option exercises, related tax benefits and other	2,287	—	—	—	2,287
Cash dividend	(2,598)	—	—	—	(2,598)
Cash provided by (used in) financing activities	(30,043)	27,281	21,905	—	19,143
Effect of exchange rate changes on cash	—	—	(8,001)	—	(8,001)
Net (decrease) increase in cash and cash equivalents	(25,245)	(2,191)	5,699	—	(21,737)
Cash and cash equivalents—beginning of period	27,931	3,325	77,756	—	109,012
Cash and cash equivalents—end of period	$2,686	$1,134	$83,455	$—	$87,275

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended, November 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Cash provided by operating activities	$17,415	$3,461	$12,070	$—	$32,946
Investing Activities
Proceeds from sale of property, plant and equipment	—	36	1,877	—	1,913
Capital expenditures	(1,208)	(1,270)	(8,779)	—	(11,257)
Cash used in investing activities	(1,208)	(1,234)	(6,902)	—	(9,344)
Financing Activities
Principal repayments of term loans	(12,000)	—	—	—	(12,000)
Intercompany loan activity	(9,951)	(2,227)	12,178	—	—
Purchase of treasury shares	(15,352)	—	—	—	(15,352)
Payment of contingent acquisition consideration	—	—	(414)	—	(414)
Stock option exercises, related tax benefits and other	10,562	—	—	—	10,562
Cash dividend	(2,919)	—	—	—	(2,919)
Cash provided by (used in) financing activities	(29,660)	(2,227)	11,764	—	(20,123)
Effect of exchange rate changes on cash	—	—	2,077	—	2,077
Net increase (decrease) in cash and cash equivalents	(13,453)	—	19,009	—	5,556
Cash and cash equivalents—beginning of period	16,122	—	87,864	—	103,986
Cash and cash equivalents—end of period	$2,669	$—	$106,873	$—	$109,542

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, is a Wisconsin corporation that was incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. Our business model, which is intended to create shareholder value, emphasizes cash flow generation. The model starts with core sales growth - through customer intimacy, new products, emerging market penetration and other aspects of our Growth + Innovation ("G + I") process. We further increase sales and profits through acquisitions and reinvestment in our businesses, including capital expenditures. The acquisitions add new capabilities, technologies, customers and geographic presence to make our businesses stronger. Finally, operational excellence processes including effective product sourcing, acquisition integration and leadership development are utilized to improve profitability and drive cash flow. When executed successfully, these steps lead to strong earnings and cash flow generation that we reinvest back into the business.
Our long-term goal is to grow annual diluted earnings per share faster than most multi-industry peers. We intend to leverage our market positions to generate annual core sales growth (sales growth excluding the impact of acquisitions, divestitures and foreign currency rate changes) that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to core sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive growth opportunities (additional cross-selling opportunities and deepen customer relationships) and cost reductions. We also focus on profit margin expansion and cash flow generation to achieve our financial objectives. Our LEAD (“Lean Enterprise Across Disciplines”) business processes utilize various continuous improvement techniques to reduce costs, improve efficiencies and drive operational excellence across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. Our LEAD efforts also support our G + I initiative, a process focused on increasing core sales growth. The cash flow that results from efficient asset management and improved profitability is used to fund strategic acquisitions, common stock repurchases and internal growth opportunities.
Our businesses provide an array of products and services across multiple customers and geographies which results in significant diversification. The long-term sales growth and profitability of our segments is dependent not only on increased demand in end markets and the overall economic environment, but also on our ability to identify, consummate and integrate strategic acquisitions, develop and market innovative new products, expand our business activity geographically and continuously improve operational excellence.
Given our worldwide operations, the strengthening of the U.S. Dollar had a significant negative impact on our first quarter results and change in foreign currency exchange rates will continue to add volatility going forward.  Slightly over one half of our first quarter sales were generated outside of the United States in currencies other than the U.S. Dollar. We saw the Euro, British Pound, Australian Dollar, Norwegian Krone and Swedish Krona all devalue 5-10% during the first quarter.  This devaluation unfavorably impacted our results of operations given the translation of our international results into U.S. Dollars, and resulted in higher costs for certain of our international operations which incur costs or purchase components in U.S. Dollars.
Demand in most of our end markets is expected to remain inconsistent during the remainder of the fiscal year given the uneven demand we have been experiencing in several markets, including oil & gas, mining, off-highway equipment and agriculture.  In aggregate, we expect consolidated core sales (sales excluding acquisitions, divestitures and changes in foreign currency exchange rates) change to range from (1)% to growth of 2%.  While Industrial segment core sales were down slightly in the first quarter we expect the segment to generate 3-4% core sales growth for the fiscal year, driven by easier second half prior year comparables and increased Integrated Solutions sales. Our Energy segment generated solid core sales growth in the first quarter as Viking secured additional offshore mooring rental contracts in the Asia Pacific region and maintenance demand was strong for our products, rental assets and technical manpower services. However, the recent dramatic decline in oil prices has lead to reduced rig counts and investments in new capital projects and lower exploration activity, which collectively will be headwinds for the Energy segment as the fiscal year progresses.  Finally, reduced demand in vehicle markets (lower European truck and convertible auto build schedules) and a slowdown in the agriculture markets (given current crop prices) are contributing to unfavorable market trends for the Engineered Solutions segment and will likely result in core sales declines for the segment during the balance of the fiscal year.
Despite short-term challenges in several of our served markets, we continue to believe that our targeted energy, infrastructure, food/farm productivity and natural resources/sustainability strategies provide attractive long-term opportunities for sustainable growth, including acquisitions, geographic expansion, market share gains and new product development. We remain focused on maintaining our financial strength by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation. Our priorities during the remainder of fiscal 2015 include a continued focus on growth initiatives (new product development, market share gains, geographic expansion and strategic acquisitions), operational excellence and cash flow generation.

Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended November 30,
	2014		2013
Net sales	$328	100%	$340	100%
Cost of products sold	201	61%	208	61%
Gross profit	127	39%	132	39%
Selling, administrative and engineering expenses	82	25%	82	24%
Amortization of intangible assets	6	2%	6	2%
Operating profit	39	12%	44	13%
Financing costs, net	6	2%	7	2%
Other expense, net	—	0%	1	0%
Earnings from continuing operations before income tax expense	33	10%	36	11%
Income tax expense	8	2%	3	1%
Earnings from continuing operations	25	8%	33	10%
Earnings from discontinued operations, net of income taxes	—	0%	3	1%
Net earnings	$25	8%	$36	11%

Diluted earnings per share from continuing operations	$0.38		$0.44
Diluted earnings per share	$0.38		$0.48
The comparability of operating results has been impacted by changes in foreign currency exchange rates, acquisitions, divestitures and the economic conditions in the end markets we serve. Consolidated sales for the first quarter of fiscal 2015 decreased 4% to $328 million from $340 million in the comparable prior year period. Consolidated core sales declined 1% in the quarter due to tepid market conditions in the Industrial segment and continued weak demand in the Engineered Solutions segment, which were partially offset by higher sales in the Energy segment. Reduced sales volumes, a $2 million litigation charge and the unfavorable impact of changes in foreign currency exchange rates resulted in a decline in both consolidated operating profit and profit margin. Earnings per share from continuing operations declined to $0.38 per share in the first quarter (compared to $0.44 in the prior year), the result of reduced operating profits and a higher effective income tax rate, which were partially offset by reduced shares outstanding from stock buyback activity.
Segment Results
Industrial Segment
The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools that are used in maintenance and other applications in a variety of industrial, energy, infrastructure and production automation markets. The following table sets forth the results of operations for the Industrial segment (in millions):

	Three Months Ended November 30,
	2014	2013
Net sales	$102	$99
Operating profit	27	27
Operating profit %	26.1%	27.3%
Fiscal 2015 first quarter Industrial segment net sales increased $3 million (3%) to $102 million compared to the prior year. Excluding the impact of foreign currency rate changes (which unfavorably impacted sales comparisons by $2 million) and the $8 million of sales from the Hayes acquisition, core sales decreased 1% in the first quarter, the result of lower global Integrated Solutions activity. Slightly lower operating profit margins are the result of unfavorable acquisition mix.

Energy Segment
The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions primarily used in maintenance activities in the global energy market. The following table sets forth the results of operations for the Energy segment (in millions):

	Three Months Ended November 30,
	2014	2013
Net sales	$112	$108
Operating profit	12	9
Operating profit %	11.2%	8.3%
First quarter net sales increased $4 million (3%) to $112 million from the comparable prior year period. Excluding the impact of changes in foreign currency exchange rates (which unfavorably impacted sales comparison by $3 million), core sales grew 6%. This growth was driven by increased maintenance spending by asset owners and improved mooring rental activity in Australia and Southeast Asia. Despite restructuring expenses and additional rent expense from the previously completed sale leaseback of rental assets, higher sales levels and reduced acquisition retention expense drove improved results from the Viking business and operating profit margin expansion for the Energy segment.
Engineered Solutions Segment
The Engineered Solutions segment provides highly engineered position and motion control, power transmission and instrumentation and display systems to OEMs in a variety of markets. The following table sets forth the results of operations for the Engineered Solutions segment (in millions):

	Three Months Ended November 30,
	2014	2013
Net sales	$114	$133
Operating profit	6	13
Operating profit %	5.5%	9.9%
Fiscal 2015 first quarter Engineered Solutions net sales decreased $19 million (14%) to $114 million versus the comparable prior year period. Excluding foreign currency rate changes (which unfavorably impacted sales by $4 million), and the $7 million of prior year revenue from the divested RV product line, core sales decreased 7% in the first quarter. This decline was driven by reduced demand in the vehicle and agriculture markets. First quarter operating margin declined to 5.5% due to lower sales and significantly reduced absorption on lower production volumes.
General Corporate
General corporate expenses increased from $5 million for the three months ended November 30, 2013 to $7 million for the three months ended November 30, 2014, primarily the result of a $2 million litigation charge.
Financing Costs, net
All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our segments. Net financing costs were $6 million and $7 million for the three months ended November 30, 2014 and 2013, respectively. The decrease in interest expense is due to lower average borrowing levels, following the December 2013 sale of the former Electrical segment.
Income Taxes Expense
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
The effective income tax rate from continuing operations was 24.0% and 7.7% for the three months ended November 30, 2014 and 2013, respectively. Effective income tax rates for the three months ended November 30, 2014 and 2013 reflect the benefits of tax minimization planning, taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. Federal statutory rate, and foreign tax credits. Income tax expense for the three months ended November 30, 2014 is higher than the comparable period due to a $7.3 million discrete income tax benefit (net operating losses generated through the liquidation of a foreign entity) in the first quarter of last year.
Discontinued Operations
We divested our former Electrical segment in December 2013 to focus on our businesses that are tied to targeted energy, infrastructure, food/farm productivity and natural resources/sustainability secular demand.  The former Electrical segment designed, manufactured and distributed a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility and marine markets.  The  divestiture resulted in a pre-tax gain on disposal of $34 million (see Note 3, "Discontinued Operations and Divestitures Activities" in the notes to the condensed consolidated financial statements for further discussion). The results of operations for the Electrical segment have been reported as discontinued operations for the prior year period, and are summarized below (in millions):

Three Months Ended, November 30, 2013
Net sales	$63

Operating income (loss)	5
Income tax expense	(2)
Income from discontinued operations, net of taxes	$3
Cash Flows and Liquidity
At November 30, 2014, cash and cash equivalents is comprised of $83 million of cash held by foreign subsidiaries and $4 million held by U.S. subsidiaries. In order to avoid unfavorable income tax consequences, we periodically utilize safe harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.  The following table summarizes our cash flows from operating, investing and financing activities (in millions):

	Three months ended November 30,
	2014	2013
Net cash (used in) provided by operating activities	$(25)	$33
Net cash used in investing activities	(8)	(9)
Net cash (used in) provided by financing activities	19	(20)
Effect of exchange rates on cash	(8)	2
Net (decrease) increase in cash and cash equivalents	$(22)	$6
Cash flows used in operating activities during the three months ended November 30, 2014 were $25 million, which is lower than the prior year, primarily the result of reduced cash earnings, increased working capital and higher income tax payments (partially attributable to prior year divestiture transactions). Net revolver borrowings of $123 million were primarily used to fund the repurchase of approximately 3 million shares ($104 million) of the Company’s common stock, as well as $8 million of capital expenditures and a $3 million cash dividend during the first quarter of fiscal 2015.
Cash flows from operating activities during the three months ended November 30, 2013 were $33 million, primarily consisting of net earnings, offset by an increase in working capital. Existing cash, coupled with operating cash flows and proceeds from stock option exercises, funded the repurchase of approximately 0.4 million shares of the Company’s common stock ($15 million) under the stock buyback program, our $3 million annual dividend, $11 million of capital expenditures and $12 million of repayments on the revolver.
Our Senior Credit Facility, which matures on July 18, 2018, includes a $600 million revolving credit facility, a $90 million term loan and a $350 million expansion option. Quarterly principal payments of $1 million began on the term loan on September 30, 2014, increasing to $2 million per quarter beginning on September 30, 2015, with the remaining principal due at maturity. At November 30, 2014, we had $87 million of cash and cash equivalents and $466 million of available capacity on the revolver, which we believe will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future. See Note 6, “Debt” in the notes to the condensed consolidated financial statements for further discussion.

Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key indicator of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital from continuing operations (in millions):

	November 30, 2014	PWC%	August 31 2014	PWC%
Accounts receivable, net	$222	17%	$227	16%
Inventory, net	165	13%	163	12%
Accounts payable	(135)	(11)%	(146)	(10)%
Net primary working capital	$252	19%	$244	18%
Excluding the $10 million impact of changes in foreign currency exchange rates, primary working capital increased $17 million in the quarter, the result of increased accounts receivable ($4 million), higher inventory levels ($6 million) to support long-term customer contracts and U.S. west coast port congestion and a $7 million reduction in accounts payable.
Commitments and Contingencies
The Company has operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $20 million at November 30, 2014 (including $13 million related to the divested Electrical segment).
We had outstanding letters of credit of approximately $15 million and $14 million at November 30, 2014 and August 31, 2014, respectively, the majority of which secure self-insured workers compensation liabilities.
Contractual Obligations
Our contractual obligations are discussed in Part 1, Item 7 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2014, and, as of November 30, 2014, have not materially changed.
Critical Accounting Policies (Goodwill and Long-Lived Assets)
Refer to the Critical Accounting Policies in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year-ended August 31, 2014 for information about the Company’s policies, methodology and assumptions related to goodwill and long-lived assets.
Our Energy Segment contains three reporting units for goodwill impairment testing (Hydratight, Cortland and Viking). First quarter financial results for the Energy segment were in line with expectations and not significantly impacted by the recent volatility in the global energy markets. The products and services of our Hydratight business are primarily tied to required maintenance activities - where customer safety, production and uptime are essential.  The financial results of our Cortland and Viking businesses are more susceptible to changes in oil prices, as customers reconsider the amount and timing of capital expenditures and investments in exploration or drilling activities.  During the remainder of fiscal 2015, we continue to focus on growth initiatives within the Energy segment and adjusting our cost structure to reflect changes in demand levels.  At November 30, 2014, goodwill related to the Cortland reporting unit was $116 million, while goodwill from the recent Viking acquisition was $91 million.  Goodwill at these two reporting units is potentially at risk for impairment in future periods if oil & gas prices decline further or remain at depressed levels for extended periods, asset owners significantly reduce capital spending or suspend drilling and exploration activities or if there are other unfavorable developments in the global energy markets.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.

Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow because the interest on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility (see Note 6, “Debt” for further details). A ten percent increase in the average cost of our variable rate debt (from 1.45% to 1.58%) would result in a pre-tax increase in interest expense of approximately $0.1 million for the three months ended November 30, 2014. From time to time, we may enter into interest rate swap agreements to manage our exposure to interest rate changes. At November 30, 2014, we were not a party to any interest rate swap contracts.

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
The strengthening of the U.S. dollar could also result in unfavorable translation effects on our results of operations and financial position as the result of foreign denominated operating results being translated into U.S. Dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. Dollar. Using this assumption, quarterly sales and operating profit would have been $17 million and $2 million lower, respectively, for the three months ended November 30, 2014. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates on our November 30, 2014 financial position would result in a $75 million decrease in equity (accumulated other comprehensive loss), as a result of non U.S Dollar denominated assets and liabilities being translated into U.S. Dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
In October 2014, our Board of Directors authorized a third stock repurchase program to acquire up to 7,000,000 shares of the Company’s outstanding Class A common stock. As of October 1, 2014 all 14,000,000 shares under the previous two share authorizations had been repurchased. The following table presents information regarding the repurchase of common stock during the three months ended November 30, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
September 1 to September 30, 2014	1,342,400	$33.08	—
October 1 to October 31, 2014	1,581,221	30.08	5,881,200
November 1 to November 30, 2014	392,537	31.47	5,488,663
	3,316,158	$31.46

Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 29, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: January 9, 2015	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2014
INDEX TO EXHIBITS

Exhibit	Description	Filed Herewith	Furnished Herewith
10.1	Outside Directors' Deferred Compensation Plan (conformed through the Second Amendment)	X

10.2	Actuant Corporation Deferred Compensation Plan (conformed through the Fourth Amendment)	X

10.3	Actuant Corporation Supplemental Executive Retirement Plan (conformed through the First Amendment)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended November 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X