Form 10-Q
period 2015-02-28
ACTUANT CORP
filed 2015-04-08
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2015 was 59,559,185.

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

•	regulatory and legal developments including changes to United States taxation rules, health care reform, conflict mineral supply chain compliance and governmental climate change initiatives;

•	the potential for a non-cash asset impairment charge, if operating performance at one or more of our businesses were to fall significantly below current levels;

•	our ability to execute our share repurchase program, which depends in part, on our free cash flow, liquidity and changes in the trading price of our common stock;

•	a significant failure in information technology (IT) infrastructure and systems, unauthorized access to financial and other sensitive data or cybersecurity threats;

•	litigation, including product liability and warranty claims;

•	inadequate intellectual property protection or if our products are deemed to infringe on the intellectual property of others;

•	our level of indebtedness, ability to comply with the financial and other covenants in our debt agreements and fluctuations in interest rates;

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net sales	$301,005	$327,770	$628,770	$667,326
Cost of products sold	191,244	203,323	392,033	411,099
Gross profit	109,761	124,447	236,737	256,227
Selling, administrative and engineering expenses	75,768	79,240	158,240	161,158
Amortization of intangible assets	6,087	6,226	12,373	12,441
Impairment charge	84,353	—	84,353	—
Operating profit (loss)	(56,447)	38,981	(18,229)	82,628
Financing costs, net	7,030	6,262	13,221	13,012
Other (income) expense, net	(619)	1,326	(1,058)	2,467
Earnings (loss) from continuing operations before income tax expense	(62,858)	31,393	(30,392)	67,149
Income tax expense	1,980	9,089	9,772	11,840
Earnings (loss) from continuing operations	(64,838)	22,304	(40,164)	55,309
Earnings from discontinued operations, net of income taxes	—	19,088	—	22,120
Net earnings (loss)	$(64,838)	$41,392	$(40,164)	$77,429

Earnings (loss) from continuing operations per share:
Basic	$(1.05)	$0.31	$(0.64)	$0.76
Diluted	$(1.05)	$0.30	$(0.64)	$0.74

Earnings (loss) per share:
Basic	$(1.05)	$0.57	$(0.64)	$1.07
Diluted	$(1.05)	$0.56	$(0.64)	$1.04

Weighted average common shares outstanding:
Basic	61,759	72,227	63,045	72,656
Diluted	61,759	73,773	63,045	74,392

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net earnings (loss)	$(64,838)	$41,392	$(40,164)	$77,429
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(57,091)	4,270	(120,367)	21,317
Pension and other postretirement benefit plans	390	50	752	100
Cash flow hedges	(47)	77	(96)	(17)
Total other comprehensive (loss) income, net of tax	(56,748)	4,397	(119,711)	21,400
Comprehensive (loss) income	$(121,586)	$45,789	$(159,875)	$98,829
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	February 28, 2015	August 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$87,497	$109,012
Accounts receivable, net	204,062	227,008
Inventories, net	162,784	162,620
Deferred income taxes	10,613	11,050
Other current assets	48,275	33,300
Total current assets	513,231	542,990
Property, plant and equipment
Land, buildings and improvements	48,830	52,989
Machinery and equipment	270,398	281,763
Gross property, plant and equipment	319,228	334,752
Less: Accumulated depreciation	(166,050)	(165,651)
Property, plant and equipment, net	153,178	169,101
Goodwill	615,953	742,770
Other intangibles, net	324,867	365,177
Other long-term assets	29,590	36,841
Total assets	$1,636,819	$1,856,879
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$126,884	$145,798
Accrued compensation and benefits	41,789	52,964
Current maturities of debt	6,750	4,500
Income taxes payable	602	38,347
Other current liabilities	56,680	57,512
Total current liabilities	232,705	299,121
Long-term debt, less current maturities	580,000	385,500
Deferred income taxes	87,971	96,970
Pension and postretirement benefit liabilities	13,616	15,699
Other long-term liabilities	55,802	57,878
Total liabilities	970,094	855,168
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 78,879,896 and 78,480,780 shares, respectively	15,776	15,695
Additional paid-in capital	98,712	93,449
Treasury stock, at cost, 18,436,517 and 12,195,359 shares, respectively	(569,139)	(388,627)
Retained earnings	1,309,495	1,349,602
Accumulated other comprehensive loss	(188,119)	(68,408)
Stock held in trust	(4,145)	(4,083)
Deferred compensation liability	4,145	4,083
Total shareholders’ equity	666,725	1,001,711
Total liabilities and shareholders’ equity	$1,636,819	$1,856,879
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended February 28,
	2015	2014
Operating Activities
Net earnings (loss)	$(40,164)	$77,429
Adjustments to reconcile net earnings (loss) to cash (used in) provided by operating activities:
Impairment charge	84,353	—
Net gain on disposal of business	—	(26,339)
Depreciation and amortization	26,940	31,965
Benefit for deferred income taxes	(1,893)	(11,064)
Stock-based compensation expense	5,873	10,612
Amortization of debt discount and debt issuance costs	846	983
Other non-cash adjustments	457	(743)
Sources (uses) of cash from changes in components of working capital and other:
Accounts receivable	5,904	4,769
Inventories	(11,162)	(21,783)
Trade accounts payable	(12,407)	(12,835)
Prepaid expenses and other assets	(13,353)	(1,071)
Income taxes payable	(38,033)	(13,399)
Accrued compensation and benefits	(12,763)	3,673
Other accrued liabilities	(4,217)	(5,314)
Cash (used in) provided by operating activities	(9,619)	36,883
Investing Activities
Capital expenditures	(12,877)	(22,226)
Proceeds from sale of property, plant and equipment	707	2,008
Proceeds from sale of business, net of transaction costs	—	243,386
Cash (used in) provided by investing activities	(12,170)	223,168
Financing Activities
Net borrowings (repayments) on revolver and other debt	199,000	(125,000)
Principal repayments on term loan	(2,250)	—
Purchase of treasury shares	(180,512)	(109,095)
Stock option exercises, related tax benefits and other	4,753	25,803
Payment of contingent acquisition consideration	—	(753)
Cash dividend	(2,598)	(2,919)
Cash provided by (used in) financing activities	18,393	(211,964)
Effect of exchange rate changes on cash	(18,119)	2,944
Net (decrease) increase in cash and cash equivalents	(21,515)	51,031
Cash and cash equivalents – beginning of period	109,012	103,986
Cash and cash equivalents – end of period	$87,497	$155,017
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2015.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is currently effective for annual periods beginning on or after December 15, 2016, subject to an additional one year deferral as recently proposed by the FASB. The Company is currently evaluating the impact of adopting this standard.
Significant Accounting Policies (Goodwill and Intangible Assets)
Intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, trademarks and non-compete agreements, are amortized over periods from two to twenty-five years. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing.
The Company’s goodwill is tested for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units using a fair value method based on management’s judgments and assumptions. In estimating the fair value, the Company generally utilizes a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The estimated fair value of the reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill is potentially impaired and the Company then determines the implied fair value of goodwill, which is compared to the carrying value to determine if an impairment charge is required.  Indefinite lived intangible assets (tradenames) are also subject to impairment testing. On an annual basis, or more frequently if events or changes in circumstances indicate that indefinite lived intangible assets might not be recoverable, the fair value of the indefinite lived intangible assets (using a relief of royalty valuation approach) are compared to the carrying value to determine if an impairment charge is required.
A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While management believes the judgments and assumptions are reasonable; different assumptions or adverse market developments could change the estimated fair values and ultimately result in future impairment charges.
As discussed in Note 4, "Goodwill and Other Intangible Assets," the Company recognized an $84.4 million non-cash pre-tax impairment charge in the second quarter of fiscal 2015.
Note 2. Acquisitions
The Company completed one business acquisition during fiscal 2014, which resulted in the recognition of goodwill in the condensed consolidated financial statements because its purchase price reflects the future earnings and cash flow potential of the acquired company, as well as the complementary strategic fit and resulting synergies the acquisition is expected to bring to existing operations.
The Company makes an initial allocation of the purchase price at the date of acquisition, based upon its understanding of the fair value of the acquired assets and assumed liabilities. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and other sources, the Company will refine its estimates of fair value and adjust the initial purchase price allocation.
The Company acquired Hayes Industries Ltd. ("Hayes") on May 23, 2014 for $30.5 million plus up to $4.0 million of potential contingent consideration. This Industrial segment acquisition is headquartered in Sugar Land, Texas and maintains a leading position in the domestic concrete tensioning market. Its products include patented encapsulated anchor systems, wedges and customized extruded cables. The purchase price allocation resulted in $14.4 million of goodwill (which is deductible for tax purposes) and $10.6 million of intangible assets, including $5.0 million of patents, $3.3 million of customer relationships, $2.0 million of tradenames and $0.3 million for non-compete agreements. During the first quarter of fiscal 2015, goodwill related to this acquisition decreased by $3.2 million, the result of adjustments to reflect the fair value of acquired fixed assets. Hayes generated net sales of $6.5 million and $14.1 million during the three and six months ended February 28, 2015, respectively.

Note 3. Discontinued Operations and Divestiture Activities
On June 13, 2014, the Company completed the divestiture of its Recreational Vehicle ("RV") business for $36.5 million in cash. This product line divestiture resulted in a $13.5 million pre-tax gain on sale ($2.8 million net of tax) during the fourth quarter of fiscal 2014. The results of the RV business (which had sales of $6.4 million and $13.1 million for the three and six months ended February 28, 2014, respectively) are included in the results from continuing operations, but are not material to the consolidated financial results.
On December 13, 2013, the Company completed the sale of the Electrical segment for net cash proceeds of $252.4 million, which resulted in a pre-tax gain on disposal of $34.5 million ($26.3 million net of tax). The Company's former Electrical segment was primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility, marine and other harsh environment markets. The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended February 28, 2014	Six Months Ended February 28, 2014
Net sales	$9,127	$72,139

Operating loss (1)	(10,102)	(4,873)
Gain on disposal	34,459	34,459
Income tax expense	(5,269)	(7,466)
Income from discontinued operations, net of income taxes	$19,088	$22,120
(1) The operating loss for the three and six months ended February 28, 2014 includes certain divestiture costs and a non-cash charge for the accelerated vesting of equity compensation.
Note 4. Goodwill and Other Intangible Assets
The Energy segment provides products and services to the global energy markets, where safety, reliability, up-time and productivity are key value drivers. The dramatic decline in oil prices since the start of the current fiscal year has caused customers to reduce the scope of maintenance activities or extend intervals between scheduled maintenance.  In addition, a slowdown in upstream oil & gas activity has occurred as asset owners hesitate on starting new oil & gas projects, existing projects are sometimes deferred or canceled and capital spending is reduced.  While the Company believes in the long-term growth prospects of the global energy markets, it has taken several actions to adjust the cost structure of the Energy segment in response to current unfavorable market demand.
  The Energy segment contains three reporting units for goodwill impairment testing (Hydratight, Cortland and Viking).  The Hydratight business is primarily tied to downstream production and maintenance activities and therefore is less impacted by changes in customer capital spending patterns or oil & gas prices.  However, customer demand at the more recent Cortland and Viking acquisitions are more susceptible to changes in oil & gas prices and capital spending reductions.  The persistence of unfavorable market conditions (a “triggering event” in the second quarter that required an interim impairment review) is expected to have an adverse impact on the future financial results of the Energy segment. Accordingly, the Company recognized a $84.4 million non-cash pre-tax impairment charge related to the goodwill and indefinite-lived intangible assets of the Cortland and Viking businesses. The impairment charge (as a result of lower projected near-term sales and profits) consisted of a $78.0 million write-

down of goodwill and $6.4 million impairment of indefinite-lived intangible assets (tradenames). Subsequent to the impairment charge there was $77.5 million of Cortland goodwill and $41.9 million of Viking goodwill at February 28, 2015.
The changes in the carrying value of goodwill for the six months ended February 28, 2015 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2014	$100,266	$350,627	$291,877	$742,770
Purchase accounting adjustments	(3,157)	—	—	(3,157)
Impairment charge	—	(78,530)	—	(78,530)
Impact of changes in foreign currency rates	(4,681)	(29,556)	(10,893)	(45,130)
Balance as of February 28, 2015	$92,428	$242,540	$280,984	$615,953
The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		February 28, 2015			August 31, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$306,159	$122,912	$183,247	$325,164	$117,706	$207,458
Patents	10	30,960	18,580	12,380	31,678	17,494	14,184
Trademarks and tradenames	18	22,106	6,534	15,572	23,241	6,201	17,040
Other intangibles	3	6,901	6,497	404	7,373	6,783	590
Indefinite lived intangible assets:
Tradenames	N/A	113,264	—	113,264	125,905	—	125,905
		$479,390	$154,523	$324,867	$513,361	$148,184	$365,177
The Company estimates that amortization expense will be $11.9 million for the remaining six months of fiscal 2015. Amortization expense for future years is estimated to be as follows: $23.8 million in fiscal 2016, $22.8 million in 2017, $22.5 million in fiscal 2018, $22.3 million in fiscal 2019, $21.6 million in fiscal 2020 and $86.7 million thereafter. These future amortization expense amounts represent estimates and may be impacted by potential future acquisitions and divestitures or foreign currency exchange rate changes.
Note 5. Product Warranty Costs
The Company generally offers its customers a warranty on products they purchase, although warranty periods vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the product warranty reserve (in thousands):

	Six Months Ended February 28,
	2015	2014
Beginning balance	$4,056	$7,413
Provision for warranties	2,837	1,208
Warranty payments and costs incurred	(2,418)	(3,079)
Impact of changes in foreign currency rates	(231)	63
Ending balance	$4,244	$5,605

Note 6. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 28, 2015	August 31, 2014
Senior Credit Facility
Revolver	$199,000	$—
Term Loan	87,750	90,000
Total Senior Credit Facility	286,750	90,000
5.625% Senior Notes	300,000	300,000
Total Senior Indebtedness	586,750	390,000
Less: current maturities of long-term debt	(6,750)	(4,500)
Total long-term debt, less current maturities	$580,000	$385,500
The Company’s Senior Credit Facility, which matures on July 18, 2018, includes a $600 million revolving credit facility, a $90 million term loan and a $350 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread above LIBOR, depending on the Company’s leverage ratio, ranging from 1.00% to 2.50% in the case of loans bearing interest at LIBOR and from 0.00% to 1.50% in the case of loans bearing interest at the base rate. At February 28, 2015, the borrowing spread on LIBOR based borrowings was 1.75% (aggregating to 1.94%). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.40% per annum. At February 28, 2015, the unused credit line under the revolver was $389.3 million of which $328.0 million was available for borrowings. Quarterly principal payments of $1.1 million began on the term loan on September 30, 2014, increasing to $2.3 million per quarter beginning on September 30, 2015, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.50:1. The Company was in compliance with all financial covenants at February 28, 2015.
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (ranging from 100.0% to 102.8%), plus accrued and unpaid interest. The indenture governing the Senior Notes requires the Company to offer to purchase at par value an amount of Senior Notes in the fourth quarter of fiscal 2015 equal to the net proceeds from the Electrical segment divestiture that exceed the amounts reinvested in capital expenditures and business acquisitions since the divestiture. Assuming no further capital deployment in the third quarter of fiscal 2015, the maximum repurchase offer would be $150.0 million. The Company has adequate capacity under its Senior Credit Facility to fund the repurchase offer, however the Senior Notes are trading in excess of par value (104.5% at February 28, 2015), and therefore it is highly unlikely that Senior Note holders will accept the par repurchase offer.
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

	February 28, 2015	August 31, 2014
Level 1 Valuation:
Cash equivalents	$2,517	$1,207
Investments	1,618	2,118
Level 2 Valuation:
Foreign currency derivatives	(1,666)	$(966)
The fair value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value at both February 28, 2015 and August 31, 2014 due to their short-term nature and the fact that the interest rates approximated market rates. The fair value of the Company’s outstanding $300 million of 5.625% Senior

Notes was $313.5 million and $315.8 million at February 28, 2015 and August 31, 2014, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.
At February 28, 2015, goodwill in the Cortland and Viking reporting units, as well as the Viking tradename were adjusted to estimated fair value, resulting in a non-cash impairment charge of $84.4 million (as discussed in Note 4, "Goodwill and Other Intangible Assets"). In order to arrive at the implied fair value of goodwill, the Company assigned the fair value to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The tradename was valued using the relief of royalty income approach. These represent Level 3 assets measured at fair value on a nonrecurring basis.

Note 8. Derivatives
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged certain portions of its recognized balances and forecasted cash flows that are denominated in non-functional currencies. All derivatives are recognized in the balance sheet at their estimated fair value. On the date it enters into a derivative contract, the Company designates the derivative as a hedge of a recognized asset or liability ("fair value hedge") or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). The Company does not enter into derivatives for speculative purposes. Changes in the value of fair value hedges and non-designated hedges are recorded in earnings along with the gain or loss on the hedged asset or liability, while changes in the value of cash flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows.
The U.S. dollar equivalent notional value of short duration foreign currency forward contracts (fair value hedges or non-designated hedges) was $191.5 million and $219.9 million, at February 28, 2015 and August 31, 2014, respectively. Net foreign currency gains (losses) related to these derivative instruments are as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Foreign currency gain (loss)	$55	$(2,619)	$(2,006)	$(11,310)
These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in other income and expense in the condensed consolidated statement of operations).
Note 9. Capital Stock and Share Repurchases
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. The following table summarizes the total capital deployed for share repurchases:

Period	Shares Repurchased	Average Price Paid per Share
Fiscal 2012	2,658,751	$23.70
Fiscal 2013	1,324,762	31.55
Fiscal 2014	8,211,846	34.52
Fiscal 2015 (September 1 - February 28)	6,241,158	28.90
	18,436,517	$30.84
At February 28, 2015, the Company could repurchase an additional 2,563,483 shares under existing share repurchase authorizations. In March 2015, the Board of Directors authorized a new stock repurchase program to acquire up to 7,000,000 additional shares of the Company’s outstanding Class A common stock.

The reconciliation between basic and diluted earnings (loss) per share from continuing operations is as follows (in thousands, except per share amounts):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Numerator:
Earnings (loss) from continuing operations	$(64,838)	$22,304	$(40,164)	$55,309
Denominator:
Weighted average common shares outstanding - basic	61,759	72,227	63,045	72,656
Net effect of dilutive securities—stock based compensation plans (1)	—	1,546	—	1,736
Weighted average common shares outstanding - diluted	61,759	73,773	63,045	74,392

Earnings (loss) per common share from continuing operations:
Basic	$(1.05)	$0.31	$(0.64)	$0.76
Diluted	$(1.05)	$0.30	$(0.64)	$0.74

Anti-dilutive securities stock based compensation plans (excluded from earnings per share calculation)	4,761	403	4,761	201
(1) As a result of the impairment charge which caused a loss from continuing operations for the three and six months ended February 28, 2015, shares from stock based compensation plans are excluded from the calculation of diluted earnings (loss) per share, as the result would be anti-dilutive.
Note 10. Income Taxes
The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. Federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards. The Company adjusts the quarterly provision for income taxes based on the estimated annual effective income tax rate and facts and circumstances known at each interim reporting period. Comparative effective income tax rates from continuing operations are as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Effective income tax rate	(3.1)%	29.0%	(32.1)%	17.6%
The income tax benefit on the second quarter fiscal 2015 impairment charge was only $1.7 million, the result of the majority of the $84.4 million impairment charge not being deductible for income tax purposes. Excluding the impairment charge, the effective income tax rate was 17.2% and 21.3% for the three and six months ended February 28, 2015, respectively. The income tax provision for the current and prior year periods reflects the benefits of tax minimization planning, taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. Federal statutory rate and foreign tax credits. Income tax expense for the six months ended February 28, 2015 reflects the benefit from the reinstatement of the U.S. Federal research and development tax credit and an increased benefit from the utilization of foreign tax credits, while the prior year included a $7.3 million discrete income tax benefit (net operating losses generated through the liquidation of a foreign entity).
The gross liability for unrecognized income tax benefits, excluding interest and penalties, increased to $33.2 million at February 28, 2015 from $32.3 million at August 31, 2014. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate. In addition, at February 28, 2015 and August 31, 2014, the Company had liabilities totaling $2.3 million and $2.0 million, respectively, for the payment of interest and penalties related to unrecognized income tax benefits.

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

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net Sales by Segment:
Industrial	$96,489	$93,571	$198,902	$192,212
Energy	100,211	106,031	211,733	213,956
Engineered Solutions	104,305	128,168	218,135	261,158
	$301,005	$327,770	$628,770	$667,326
Net Sales by Reportable Product Line:
Industrial	$96,489	$93,571	$198,902	$192,212
Energy	100,211	106,031	211,733	213,956
Vehicle Systems	51,981	67,278	110,449	138,927
Other	52,324	60,890	107,686	122,231
	$301,005	$327,770	$628,770	$667,326
Operating Profit (Loss):
Industrial	$23,517	$26,477	$50,221	$53,374
Energy	(75,673)	9,504	(63,231)	18,427
Engineered Solutions	2,010	9,548	8,288	22,737
General Corporate	(6,301)	(6,548)	(13,507)	(11,910)
	$(56,447)	$38,981	$(18,229)	$82,628

	February 28, 2015	August 31, 2014
Assets:
Industrial	$286,529	$307,058
Energy	618,346	788,915
Engineered Solutions	625,052	643,323
General Corporate	106,892	117,583
	$1,636,819	$1,856,879
In addition to the impact of foreign currency exchange rate changes, the comparability of segment and product line information is also impacted by acquisition/divestiture activities and the second quarter 2015 (Energy segment) impairment charge. Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.
Note 12. Contingencies and Litigation
The Company had outstanding letters of credit of $18.8 million and $14.0 million at February 28, 2015 and August 31, 2014, respectively, the majority of which secure self-insured workers compensation liabilities.
The Company is a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, environmental, labor, patent claims and other disputes. Operating results for the six months ended February 28, 2015 include a $2.0 million charge for an adverse litigation matter. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and can be reasonably estimated. In the opinion of management, the resolution of these contingencies, individually and in the aggregate, are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company remains contingently liable for lease payments of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their lease payment obligations. The discounted present value of future minimum lease payments for these leases was $19.5 million at February 28, 2015 (including $14.2 million related to the divested Electrical segment).
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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended February 28, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$39,335	$70,675	$190,995	$—	$301,005
Cost of products sold	12,076	52,182	126,986	—	191,244
Gross profit	27,259	18,493	64,009	—	109,761
Selling, administrative and engineering expenses	16,430	16,367	42,971	—	75,768
Amortization of intangible assets	318	2,785	2,984	—	6,087
Impairment charge	—	20,249	64,104	—	84,353
Operating profit (loss)	10,511	(20,908)	(46,050)	—	(56,447)
Financing costs, net	7,267	—	(237)	—	7,030
Intercompany expense (income), net	(5,098)	849	4,249	—	—
Intercompany dividend income	(212)	(243)	(31)	486	—
Other income, net	(246)	(64)	(309)	—	(619)
Earnings (loss) before income tax expense (benefit)	8,800	(21,450)	(49,722)	(486)	(62,858)
Income tax expense (benefit)	1,514	(207)	757	(84)	1,980
Net earnings (loss) before equity in earnings (loss) of subsidiaries	7,286	(21,243)	(50,479)	(402)	(64,838)
Equity in earnings (loss) of subsidiaries	(72,124)	(28,577)	323	100,378	—
Net loss	$(64,838)	$(49,820)	$(50,156)	$99,976	$(64,838)
Comprehensive loss	$(121,586)	$(65,247)	$(65,507)	$130,754	$(121,586)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended February 28, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$43,595	$75,203	$208,972	$—	$327,770
Cost of products sold	11,992	52,009	139,322	—	203,323
Gross profit	31,603	23,194	69,650	—	124,447
Selling, administrative and engineering expenses	19,399	13,753	46,088	—	79,240
Amortization of intangible assets	318	2,576	3,332	—	6,226
Operating profit	11,886	6,865	20,230	—	38,981
Financing costs, net	6,499	—	(237)	—	6,262
Intercompany expense (income), net	(12,153)	5,334	6,819	—	—
Other expense (income), net	669	(125)	782	—	1,326
Earnings from continuing operations before income tax expense	16,871	1,656	12,866	—	31,393
Income tax expense	4,885	479	3,725	—	9,089
Net earnings before equity in earnings of subsidiaries	11,986	1,177	9,141	—	22,304
Equity in earnings (loss) of subsidiaries	50,097	(23,996)	867	(26,968)	—
Earnings (loss) from continuing operations	62,083	(22,819)	10,008	(26,968)	22,304
Earnings (loss) from discontinued operations, net of income taxes	(20,691)	53,156	(13,377)	—	19,088
Net earnings (loss)	$41,392	$30,337	$(3,369)	$(26,968)	$41,392
Comprehensive income (loss)	$45,789	$34,943	$(5,804)	$(29,139)	$45,789

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Six Months Ended February 28, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$79,601	$148,266	$400,903	$—	$628,770
Cost of products sold	22,043	105,440	264,550	—	392,033
Gross profit	57,558	42,826	136,353	—	236,737
Selling, administrative and engineering expenses	35,502	33,834	88,904	—	158,240
Amortization of intangible assets	636	5,570	6,167	—	12,373
Impairment charge	—	20,249	64,104	—	84,353
Operating profit (loss)	21,420	(16,827)	(22,822)	—	(18,229)
Financing costs, net	13,814	—	(593)	—	13,221
Intercompany expense (income), net	(10,830)	2,083	8,747	—	—
Intercompany dividend income	(212)	(243)	(31)	486	—
Other expense (income), net	219	(160)	(1,117)	—	(1,058)
Earnings (loss) before income tax expense	18,429	(18,507)	(29,828)	(486)	(30,392)
Income tax expense	3,824	499	5,533	(84)	9,772
Net earnings (loss) before equity in earnings (loss) of subsidiaries	14,605	(19,006)	(35,361)	(402)	(40,164)
Equity in earnings (loss) of subsidiaries	(54,769)	(14,430)	517	68,682	—
Net loss	$(40,164)	$(33,436)	$(34,844)	$68,280	$(40,164)
Comprehensive loss	$(159,875)	$(71,847)	$(88,657)	$160,504	$(159,875)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Six Months Ended February 28, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$88,686	$154,839	$423,801	$—	$667,326
Cost of products sold	24,064	107,264	279,771	—	411,099
Gross profit	64,622	47,575	144,030	—	256,227
Selling, administrative and engineering expenses	36,257	29,705	95,196	—	161,158
Amortization of intangible assets	636	5,151	6,654	—	12,441
Operating profit	27,729	12,719	42,180	—	82,628
Financing costs, net	13,278	3	(269)	—	13,012
Intercompany expense (income), net	(17,150)	4,995	12,155	—	—
Other expense (income), net	11,086	(418)	(8,201)	—	2,467
Earnings from continuing operations before income tax expense	20,515	8,139	38,495	—	67,149
Income tax expense	5,893	2,274	3,673	—	11,840
Net earnings before equity in earnings (loss) of subsidiaries	14,622	5,865	34,822	—	55,309
Equity in earnings (loss) of subsidiaries	84,319	(10,663)	4,067	(77,723)	—
Earnings (loss) from continuing operations	98,941	(4,798)	38,889	(77,723)	55,309
Earnings (loss) from discontinued operations, net of income taxes	(21,512)	56,494	(12,862)	—	22,120
Net earnings	$77,429	$51,696	$26,027	$(77,723)	$77,429
Comprehensive income	$98,829	$73,740	$21,867	$(95,607)	$98,829

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	February 28, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$5,553	$1,937	$80,007	$—	$87,497
Accounts receivable, net	17,648	42,966	143,448	—	204,062
Inventories, net	24,640	42,056	96,088	—	162,784
Deferred income taxes	7,579	—	3,034	—	10,613
Other current assets	16,563	2,502	29,210	—	48,275
Total current assets	71,983	89,461	351,787	—	513,231
Property, plant and equipment, net	7,161	25,998	120,019	—	153,178
Goodwill	38,847	263,141	313,965	—	615,953
Other intangibles, net	11,338	134,829	178,700	—	324,867
Investment in subsidiaries	2,051,045	1,014,867	13,273	(3,079,185)	—
Intercompany receivable	—	639,140	544,177	(1,183,317)	—
Other long-term assets	18,100	—	11,490	—	29,590
Total assets	$2,198,474	$2,167,436	$1,533,411	$(4,262,502)	$1,636,819
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$15,948	$23,535	$87,401	$—	$126,884
Accrued compensation and benefits	13,278	2,997	25,514	—	41,789
Current maturities of debt	6,750	—	—	—	6,750
Income taxes payable	(6,309)	(548)	7,459	—	602
Other current liabilities	18,600	4,952	33,128	—	56,680
Total current liabilities	48,267	30,936	153,502	—	232,705
Long-term debt, less current maturities	580,000	—	—	—	580,000
Deferred income taxes	49,247	—	38,724	—	87,971
Pension and postretirement benefit liabilities	7,440	—	6,176	—	13,616
Other long-term liabilities	43,378	4,223	8,201	—	55,802
Intercompany payable	803,417	—	379,900	(1,183,317)	—
Shareholders’ equity	666,725	2,132,277	946,908	(3,079,185)	666,725
Total liabilities and shareholders’ equity	$2,198,474	$2,167,436	$1,533,411	$(4,262,502)	$1,636,819

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$27,931	$3,325	$77,756	$—	$109,012
Accounts receivable, net	22,811	38,511	165,686	—	227,008
Inventories, net	31,024	38,860	92,736	—	162,620
Deferred income taxes	7,503	—	3,547	—	11,050
Other current assets	3,871	1,057	28,372	—	33,300
Total current assets	93,140	81,753	368,097	—	542,990
Property, plant and equipment, net	9,096	22,879	137,126	—	169,101
Goodwill	44,700	280,693	417,377	—	742,770
Other intangibles, net	11,974	140,400	212,803	—	365,177
Investment in subsidiaries	2,286,068	806,414	237,207	(3,329,689)	—
Intercompany receivable	—	678,073	622,818	(1,300,891)	—
Other long-term assets	23,432	—	13,409	—	36,841
Total assets	$2,468,410	$2,010,212	$2,008,837	$(4,630,580)	$1,856,879
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$20,014	$25,673	$100,111	$—	$145,798
Accrued compensation and benefits	15,135	3,293	34,536	—	52,964
Income taxes payable	31,582	—	6,765	—	38,347
Current maturities of debt	4,500	—	—	—	4,500
Other current liabilities	19,081	3,989	34,442	—	57,512
Total current liabilities	90,312	32,955	175,854	—	299,121
Long-term debt	385,500	—	—	—	385,500
Deferred income taxes	47,543	—	49,427	—	96,970
Pension and postretirement benefit liabilities	8,668	—	7,031	—	15,699
Other long-term liabilities	42,647	4,138	11,093	—	57,878
Intercompany payable	892,029	—	408,861	(1,300,890)	—
Shareholders’ equity	1,001,711	1,973,119	1,356,571	(3,329,690)	1,001,711
Total liabilities and shareholders’ equity	$2,468,410	$2,010,212	$2,008,837	$(4,630,580)	$1,856,879

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended February 28, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$18,035	$(41,149)	$13,495	$—	$(9,619)
Investing Activities
Capital expenditures	(519)	(2,447)	(9,911)	—	(12,877)
Proceeds from sale of property, plant and equipment	—	198	509	—	707
Intercompany investment	(1,117)	—	—	1,117	—
Cash used in investing activities	(1,636)	(2,249)	(9,402)	1,117	(12,170)
Financing Activities
Net borrowings on revolver	199,000	—	—	—	199,000
Repayment on term loan	(2,250)	—	—	—	(2,250)
Purchase of treasury shares	(180,512)	—	—	—	(180,512)
Intercompany loan activity	(57,170)	42,010	15,160	—	—
Intercompany capital contribution	—	—	1,117	(1,117)	—
Stock option exercises, related tax benefits and other	4,753	—	—	—	4,753
Cash dividend	(2,598)	—	—	—	(2,598)
Cash provided by (used in) financing activities	(38,777)	42,010	16,277	(1,117)	18,393
Effect of exchange rate changes on cash	—	—	(18,119)	—	(18,119)
Net (decrease) increase in cash and cash equivalents	(22,378)	(1,388)	2,251	—	(21,515)
Cash and cash equivalents—beginning of period	27,931	3,325	77,756	—	109,012
Cash and cash equivalents—end of period	$5,553	$1,937	$80,007	$—	$87,497

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended February 28, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$(223)	$8,331	$43,491	$(14,716)	$36,883
Investing Activities
Capital expenditures	(2,424)	(2,379)	(17,423)	—	(22,226)
Proceeds from sale of property, plant and equipment	1	74	1,933	—	2,008
Proceeds from sale of businesses, net	(4,134)	214,268	33,252	—	243,386
Intercompany investment	—	(99,963)	—	99,963	—
Cash provided by (used in) investing activities	(6,557)	112,000	17,762	99,963	223,168
Financing Activities
Net repayments on revolver	(125,000)	—	—	—	(125,000)
Purchase of treasury shares	(109,095)	—	—	—	(109,095)
Intercompany loan activity	213,449	(120,305)	(93,144)	—	—
Intercompany capital contribution	—	—	99,963	(99,963)	—
Stock option exercises and related tax benefits	25,803	—	—	—	25,803
Payment of contingent acquisition consideration	—	—	(753)	—	(753)
Cash dividend	(2,919)	—	(14,716)	14,716	(2,919)
Cash provided by (used in) financing activities	2,238	(120,305)	(8,650)	(85,247)	(211,964)
Effect of exchange rate changes on cash	—	—	2,944	—	2,944
Net increase (decrease) in cash and cash equivalents	(4,542)	26	55,547	—	51,031
Cash and cash equivalents—beginning of period	16,122	—	87,864	—	103,986
Cash and cash equivalents—end of period	$11,580	$26	$143,411	$—	$155,017

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, is a Wisconsin corporation incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. Our business model emphasizes cash flow generation. The model starts with core sales growth - through customer intimacy, new products, emerging market penetration and other aspects of our Growth + Innovation ("G + I") process. We further increase sales and profits through capital deployment in business acquisitions, stock buybacks and capital expenditures. The acquisitions add new capabilities, technologies, customers and geographic presence to make our businesses stronger. Finally, operational excellence processes including effective product sourcing, acquisition integration and leadership development, along with other continuous improvement activities, are utilized to improve profitability and drive cash flow. These steps are designed to generate strong earnings and cash flow, which we reinvest back into the business.
Our long-term goal is to grow annual diluted earnings per share faster than most multi-industry peers. We intend to leverage our strong market positions to generate annual core sales growth (sales growth excluding the impact of acquisitions, divestitures and foreign currency rate changes) that exceeds the annual growth rates of the gross domestic product in the geographic regions in which we operate. In addition to core sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive growth opportunities (additional cross-selling opportunities and deepen customer relationships) and cost reductions. We also focus on profit margin expansion and cash flow generation to achieve our financial objectives. Our LEAD (“Lean Enterprise Across Disciplines”) business processes utilize various continuous improvement techniques to reduce costs, improve efficiencies and drive operational excellence across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. Our LEAD efforts also support our G + I initiative, a process focused on increasing core sales growth. The cash flow that results from efficient asset management and improved profitability is used to fund strategic acquisitions, common stock repurchases and internal growth opportunities.
Our businesses provide an array of products and services across multiple customer markets and geographies which results in significant diversification. The long-term sales growth and profitability of our segments is dependent not only on increased demand in end markets and the overall economic environment, but also on our ability to identify, consummate and integrate strategic acquisitions, develop and market innovative new products, expand our business activity geographically and continuously improve operational excellence.
Given our worldwide operations, the dramatic strengthening of the U.S. Dollar in fiscal 2015 has had a significant impact on our financial results, financial position and cash flow. Changes in foreign currency exchange rates will continue to add volatility going forward as slightly over one half of our sales are generated outside of the United States in currencies other than the U.S. Dollar. The Euro, British Pound, Australian Dollar, Norwegian Krone and Swedish Krona have all devalued significantly against the U.S. Dollar during the first half of our fiscal year.  This devaluation unfavorably impacted our cash flow and earnings given the translation of our international results into U.S. Dollars and resulted in higher costs for certain of our international operations which incur costs or purchase material components in U.S. Dollars. The stronger U.S. Dollar also reduced the dollar value of assets (including cash) and liabilities of our international operations included in our consolidated balance sheet.
Sales in most of our end markets are expected to remain sluggish during the remainder of the fiscal year given the inconsistent demand we have experienced in several served markets including mining, infrastructure, vehicles and agriculture. Further, we expect oil & gas demand to decline further as the full impact of reduced customer expenditures and lower activity levels are realized. In aggregate, we expect a consolidated core sales (sales excluding acquisitions, divestitures and changes in foreign currency exchange rates) decline of 3% to 4% for the fiscal year. Despite short-term challenges from foreign currency headwinds and weak market demand, we continue to believe that our targeted energy, infrastructure, food/farm productivity and natural resources/sustainability strategies provide attractive long-term opportunities for sustainable growth. We remain focused on maintaining our financial position and flexibility by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation.

Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended February 28,				Six Months Ended February 28,
	2015		2014		2015		2014
Net sales	$301	100%	$328	100%	$629	100%	$667	100%
Cost of products sold	191	63%	203	62%	392	62%	411	62%
Gross profit	110	37%	124	38%	237	38%	256	38%
Selling, administrative and engineering expenses	76	25%	79	24%	159	25%	161	24%
Amortization of intangible assets	6	2%	6	2%	12	2%	12	2%
Impairment charge	84	28%	—	—%	84	13%	—	—%
Operating profit (loss)	(56)	(19)%	39	12%	(18)	(3)%	83	12%
Financing costs, net	7	2%	6	2%	13	2%	13	2%
Other expense, net	(1)	0%	1	0%	(1)	0%	2	0%
Earnings (loss) from continuing operations before income tax expense	(62)	(21)%	31	9%	(30)	(5)%	67	10%
Income tax expense	2	0%	9	3%	10	1%	12	2%
Earnings (loss) from continuing operations	(64)	(21)%	22	7%	(40)	(6)%	55	8%
Earnings from discontinued operations, net of income taxes	—	0%	19	6%	—	—%	22	3%
Net earnings (loss)	$(64)	(21)%	$41	13%	$(40)	(6)%	$77	12%

Diluted earnings (loss) per share from continuing operations	$(1.05)		$0.30		$(0.64)		$0.74
Diluted earnings (loss) per share	$(1.05)		$0.56		$(0.64)		$1.04
The significant strengthening of the U.S. Dollar against most currencies over the past six months has had a substantial impact on our financial results ($21 million reduction in sales comparisons and $0.04 earnings per share reduction in the second quarter of fiscal 2015 versus the prior year).  In addition, given the overall weak economic environment, most of our businesses are facing cyclical headwinds and unfavorable market conditions, which resulted in a consolidated core sales decline of 2% in the second quarter.  The resulting lower production levels and absorption of manufacturing costs, unfavorable mix, downsizing costs and foreign currency pressure on material costs have resulted in reduced operating profit margins.  During the second quarter we also recognized an $84 million non-cash pre-tax impairment charge to write-down the goodwill and intangible assets of our Energy segment businesses.  Current year financial results also include a reduced effective income tax rate as a result of several tax minimization projects, as well as lower shares outstanding reflecting stock buyback activity.
Segment Results
Industrial Segment
The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools that are used in maintenance and other applications in a variety of industrial, energy, infrastructure and production automation markets. The following table sets forth the results of operations for the Industrial segment (in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net sales	$96	$94	$199	$192
Operating profit	24	26	50	53
Operating profit %	24.4%	28.3%	25.2%	27.8%
The Industrial segment generated core sales growth of 2% in the second quarter and was flat for the first half of the fiscal year.  Changes in foreign currency exchange rates unfavorably impacted sales comparisons by $5 million and $7 million in the three and six months ended February 28, 2015, while the recent Hayes acquisition generated sales of $6 million and $14 million in the same periods, respectively.  Despite lower sales in Integrated Solutions, as customers continue to defer the start of large projects, Industrial Tool demand improved, but at an uneven and tepid pace.  Second quarter operating profit margins of 24.4% reflect unfavorable product and acquisition mix, as well as expedited freight costs associated with U.S. west coast port issues.
Energy Segment
The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions primarily used in maintenance activities in the global energy market. The following table sets forth the results of operations for the Energy segment (in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net sales	$100	$106	$212	$214
Operating profit (loss)	(76)	10	(63)	18
Operating profit %	(75.5)%	9.0%	(29.9)%	8.6%
Energy segment core sales increased 2% and 4% for the three and six months ended February 28, 2015, while changes in foreign currency exchange rates unfavorably impacted sales comparisons by $8 million and $10 million for the same periods, respectively. Viking revenues were again sharply higher on a year-over-year basis due to large mooring projects in Southeast Asia, despite weakening North Sea activity, while Hydratight's sales growth reflected slightly higher maintenance activity in most served regions. As a result of reduced capital spending by customers in the oil & gas markets, Cortland generated lower sales during the quarter. The operating loss for the second quarter included an $84 million non-cash impairment charge related to the write-down of goodwill and intangible assets. Second quarter operating profit margin, excluding the impairment charge, declined modestly as downsizing costs and lower production levels were partially offset by reduced acquisition retention expense at Viking as well as favorable sales mix.
Engineered Solutions Segment
The Engineered Solutions segment provides highly engineered position and motion control, power transmission and instrumentation and display systems to OEMs in a variety of markets. The following table sets forth the results of operations for the Engineered Solutions segment (in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net sales	$104	$128	$218	$261
Operating profit	2	10	8	23
Operating profit %	1.9%	7.4%	3.8%	8.7%
Fiscal 2015 second quarter Engineered Solutions net sales decreased $24 million (19%) to $104 million and year-to-date decreased $43 million (16%) to $218 million versus the comparable prior year period. Excluding foreign currency rate changes, which unfavorably impacted sales comparisons by $8 million and $12 million and prior year revenue from the divested RV product line, core sales declined 8% and 7% for the three and six months ended February 28, 2015, respectively. This decline reflects reduced demand in the vehicle and agriculture markets. Operating profit for both the three and six month periods ended February 28, 2015 declined due to unfavorable product mix, restructuring costs, unfavorable material costs at international locations resulting from the stronger U.S. Dollar and reduced absorption on lower production volumes.
General Corporate
General corporate expenses were $6 million and $14 million for the three and six months ended February 28, 2015, respectively. Corporate expenses for the first half of fiscal 2015 increased, primarily due to a $2 million litigation charge recognized in the first quarter.
Financing Costs, net
All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our segments. Net financing costs were relatively unchanged for all comparable periods.

Income Taxes Expense
Income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. Federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards. We adjust the quarterly provision for income taxes based on the estimated annual effective income tax rate and facts and circumstances known at each interim reporting period. Comparative effective income tax rates from continuing operations are as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Effective income tax rate	(3.1)%	29.0%	(32.1)%	17.6%
The income tax benefit on the second quarter of fiscal 2015 impairment charge was only $1.7 million, the result of the majority of the $84.4 million impairment charge not being deductible for income tax purposes. Excluding the impairment charge, the effective income tax rate was 17.2% and 21.3% for the three and six months ended February 28, 2015, respectively. The income tax provision for the current and prior year reflects the benefits of tax minimization planning, taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. Federal statutory rate and foreign tax credits. Income tax expense for the six months ended February 28, 2015 reflects the benefit from the reinstatement of the U.S. Federal research and development tax credit and an increased benefit from the utilization of foreign tax credits, while the prior year included a $7.3 million discrete income tax benefit (net operating losses generated through the liquidation of a foreign entity).
Discontinued Operations
We divested our former Electrical segment in December 2013 to tighten the focus on our targeted energy, infrastructure, food/farm productivity and natural resources markets.  The former Electrical segment designed, manufactured and distributed a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility and marine markets.  The divestiture resulted in a pre-tax gain on disposal of $34 million. See Note 3, "Discontinued Operations and Divestitures Activities" in the notes to the condensed consolidated financial statements for further discussion.
Cash Flows and Liquidity
At February 28, 2015, cash and cash equivalents is comprised of $79 million of cash held by our foreign locations and $8 million held domestically. In order to avoid unfavorable income tax consequences of repatriating foreign funds, we periodically utilize safe harbor provisions to make temporary short-term intercompany loans from our foreign subsidiaries to our U.S. parent. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.  The following table summarizes our cash flows from operating, investing and financing activities (in millions):

	Six Months Ended February 28,
	2015	2014
Net cash (used in) provided by operating activities	$(10)	$37
Net cash (used in) provided by investing activities	(12)	223
Net cash (used in) provided by financing activities	18	(212)
Effect of exchange rates on cash	(18)	3
Net (decrease) increase in cash and cash equivalents	$(22)	$51
Cash flows used in operating activities during the six months ended February 28, 2015 were $10 million, which was lower than the prior year, primarily the result of reduced cash earnings, higher income tax payments (partially attributable to prior year divestitures) and a $16 million increase in working capital. Net revolver borrowings of $199 million funded the repurchase of approximately 6 million shares ($181 million) of the Company’s common stock, as well as $13 million of capital expenditures and a $3 million cash dividend during the first half of fiscal 2015.
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

Our Senior Credit Facility, which matures on July 18, 2018, includes a $600 million revolving credit facility, a $90 million term loan and a $350 million expansion option. Quarterly principal payments of $1 million began on the term loan on September 30, 2014, increasing to $2 million per quarter beginning on September 30, 2015, with the remaining principal due at maturity. At February 28, 2015, we had $87 million of cash and cash equivalents and $328 million of available capacity on the revolver, which we believe will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future.
The indenture governing the Senior Notes requires us to offer to purchase at par value an amount of Senior Notes in the fourth quarter of fiscal 2015 equal to the net proceeds from the Electrical segment divestiture that exceed the amounts reinvested in capital expenditures and business acquisitions since the divestiture. Assuming no further capital deployment in the third quarter of fiscal 2015, the maximum repurchase offer would be $150 million. We have adequate capacity under our Senior Credit Facility to fund the repurchase offer, however the Senior Notes are trading in excess of par value (104.5% at February 28, 2015), and therefore it is highly unlikely that Senior Note holders will accept the par repurchase offer.
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key indicator of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	February 28, 2015	PWC%	August 31, 2014	PWC%
Accounts receivable, net	$204	17%	$227	16%
Inventory, net	163	14%	163	12%
Accounts payable	(127)	(11)%	(146)	(10)%
Net primary working capital	$240	20%	$244	18%
Excluding the $20 million impact of changes in foreign currency exchange rates, primary working capital increased $16 million during the first half of fiscal 2015, the result of higher inventory levels ($11 million) to support long-term customer contracts in the Energy segment and safety stock to counter the U.S. west coast port congestion, as well as an $11 million decrease in accounts payable.
Commitments and Contingencies
We have operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. We believe that such costs will not have a material adverse effect on our financial position, results of operations or cash flows.
We remain contingently liable for lease payments under leases of businesses that were previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $19 million at February 28, 2015 (including $14 million related to the divested Electrical segment).
We had outstanding letters of credit of approximately $19 million and $14 million at February 28, 2015 and August 31, 2014, respectively, the majority of which secure self-insured workers compensation liabilities.
Contractual Obligations
Our contractual obligations are discussed in Part 1, Item 7 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2014, and, as of February 28, 2015, have not materially changed (other than the Senior Note repurchase offer discussed in Note 6, "Debt" in the notes to the condensed consolidated financial statements).
Critical Accounting Policies
Refer to the Critical Accounting Policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year-ended August 31, 2014 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.
Goodwill Impairment Review, Estimates and Sensitivity: Our business acquisitions typically result in recording goodwill and other intangible assets, which are a significant portion of our total assets. On an annual basis, or more frequently if triggering events occur, we compare the estimated fair value of our reporting units to the carrying value to determine if a potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill.
In estimating the fair value of a reporting unit, we generally use a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The expected future revenue growth rates and operating profit margins are determined after taking into consideration our historical revenue growth rates and earnings levels, our assessment of future market potential and our expectations of future business performance. Under the discounted cash flow approach, the fair value is calculated as the sum of the projected discounted cash flows over a discrete seven year period plus an estimated terminal value.
Our Energy segment contains three reporting units for goodwill impairment testing (Hydratight, Cortland and Viking). The products and services of our Hydratight business are primarily tied to downstream production and maintenance activities and therefore is less impacted by changes in customer capital spending patterns or oil & gas prices. However customer demand at the more recent Cortland and Viking acquisitions are more susceptible to changes in oil & gas prices and capital spending reductions. The continued and persistent decline in oil prices, reduced capital spending by asset owners and suspended drilling and exploration activities caused us to review the recoverability of goodwill, intangible assets and fixed assets of our Energy segment businesses during the second quarter (a “triggering event”). Similar to other energy industry suppliers, we no longer expect near-term growth in the global energy markets that was previous anticipated and have revised our financial projections to reflect current market conditions, including lower sales levels and reduced profit levels.
The current uncertainty and volatility in the global energy markets resulted in a goodwill impairment charge of $40 million in our Cortland reporting unit (acquired in fiscal 2009) and $37 million in our Viking reporting unit (acquired in fiscal 2013). There was no impairment in our Hydratight reporting unit, as the estimated fair value significantly exceeded its carrying value. Remaining goodwill related to Cortland is $77 million, while Viking goodwill is $42 million at February 28, 2015. While we believe that the Energy segment's diverse products and services will continue to generate positive cash flows and earnings, the financial projections utilized in the interim impairment review were based on historical results and incorporate current unfavorable market conditions, an 11.5% discount rate and a consistent expectation regarding long-term sales growth rates (including 3.5% in the terminal year). The assumptions that have the most significant impact on determination of the fair value of the Cortland and Viking reporting units are the discount rate and sales growth rate.  A 100 basis point increase in the discount rate results in a decrease to the estimated fair value of each reporting unit by approximately 11%, while a reduction in the terminal year sales growth rate assumption by 100 basis points would decrease the estimated fair value by approximately 8%. Goodwill at these two reporting units is potentially at risk for additional impairments in future periods if there are further significant unfavorable developments in the global energy markets.
Long-lived assets: Indefinite lived intangible assets are also subject to annual impairment testing. On an annual basis or more frequently if a triggering event occurs, the fair value of indefinite lived assets, based on a relief of royalty valuation approach, are evaluated to determine if an impairment charge is required. In the second quarter of fiscal 2015 we recognized a $6 million impairment of the Viking tradename, the result of lower projected sales.
We also review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, we prepare an undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. There was no impairment of fixed assets or amortizable intangible assets at February 28, 2015.
A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore additional impairment charges could be required. Significant negative industry or economic trends, disruptions to the Company's business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets may adversely impact the assumptions used in the fair value estimates and ultimately result in future impairment charges.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.
Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow because the interest on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility (see Note 6, “Debt” for further details). A ten percent increase in the average cost of our variable rate debt (from 1.94% to 2.13%) would result in a pre-tax increase in interest expense of $0.2 million and $0.3 million for the three and six months ended February 28, 2015, respectively. From time to time, we may enter into interest rate swap agreements to manage our exposure to interest rate changes. At February 28, 2015, we were not a party to any interest rate swap contracts.

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
Similar to what we experienced in the first half of fiscal 2015, strengthening of the U.S. Dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. Dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. Dollar. Using this assumption, quarterly sales and operating profit (excluding the impairment charge) would have been lower by $15 million and $3 million, respectively, for the three months ended February 28, 2015. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. Dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates on our February 28, 2015 financial position would result in a $63 million decrease in equity (accumulated other comprehensive loss), as a result of non U.S. Dollar denominated assets and liabilities being translated into U.S. Dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under a publicly announced share repurchase program. During the past four fiscal years, the Company has deployed $569 million of capital to repurchase 18,436,517 shares of its Class A common stock. The following table summarizes capital deployment for share repurchases during the three months ended February 28, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
December 1 to December 31, 2014	1,100,000	$28.47	4,388,483
January 1 to January 31, 2015	875,000	24.37	3,513,483
February 1 to February 28, 2015	950,000	24.61	2,563,483
	2,925,000	$25.99
Subsequent to the end of the second quarter of fiscal 2015 the Board of Directors authorized a new stock repurchase program to acquire up to 7,000,000 additional shares of the Company’s outstanding Class A common stock.
Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 32, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: April 8, 2015	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2015
INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
3.2	Amended and Restated Bylaws	Exhibit 3.1 to Registrant's Form 8-K filed on January 23, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended February 28, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X