Form 10-Q
period 2015-05-31
ACTUANT CORP
filed 2015-07-09
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of June 30, 2015 was 59,478,846.

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net sales	$320,100	$378,187	$948,870	$1,045,513
Cost of products sold	201,540	229,637	593,573	640,737
Gross profit	118,560	148,550	355,297	404,776
Selling, administrative and engineering expenses	69,569	83,498	227,809	244,655
Amortization of intangible assets	5,989	6,272	18,362	18,713
Impairment charge	—	—	84,353	—
Operating profit	43,002	58,780	24,773	141,408
Financing costs, net	7,462	5,932	20,683	18,944
Other (income) expense, net	569	620	(489)	3,087
Earnings from continuing operations before income taxes	34,971	52,228	4,579	119,377
Income tax expense (benefit)	(2,987)	1,671	6,785	13,511
Earnings (loss) from continuing operations	37,958	50,557	(2,206)	105,866
Earnings from discontinued operations, net of income taxes	—	—	—	22,120
Net earnings (loss)	$37,958	$50,557	$(2,206)	$127,986

Earnings (loss) from continuing operations per share:
Basic	$0.64	$0.72	$(0.04)	$1.47
Diluted	$0.63	$0.70	$(0.04)	$1.44

Earnings (loss) per share:
Basic	$0.64	$0.72	$(0.04)	$1.78
Diluted	$0.63	$0.70	$(0.04)	$1.74

Weighted average common shares outstanding:
Basic	59,617	70,432	61,911	71,915
Diluted	60,243	71,770	61,911	73,518

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net earnings (loss)	$37,958	$50,557	$(2,206)	$127,986
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(10,882)	25	(131,249)	21,342
Pension and other postretirement benefit plans	143	51	895	151
Cash flow hedges	40	96	(56)	79
Total other comprehensive (loss) income, net of tax	(10,699)	172	(130,410)	21,572
Comprehensive (loss) income	$27,259	$50,729	$(132,616)	$149,558
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	May 31, 2015	August 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$108,125	$109,012
Accounts receivable, net	219,408	227,008
Inventories, net	155,196	162,620
Deferred income taxes	10,548	11,050
Other current assets	64,672	33,300
Total current assets	557,949	542,990
Property, plant and equipment
Land, buildings and improvements	48,729	52,989
Machinery and equipment	269,656	281,763
Gross property, plant and equipment	318,385	334,752
Less: Accumulated depreciation	(169,940)	(165,651)
Property, plant and equipment, net	148,445	169,101
Goodwill	612,232	742,770
Other intangibles, net	316,909	365,177
Other long-term assets	25,483	36,841
Total assets	$1,661,018	$1,856,879
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$129,689	$145,798
Accrued compensation and benefits	42,433	52,964
Current maturities of debt	—	4,500
Income taxes payable	3,430	38,347
Other current liabilities	57,281	57,512
Total current liabilities	232,833	299,121
Long-term debt, less current maturities	600,000	385,500
Deferred income taxes	87,067	96,970
Pension and postretirement benefit liabilities	12,971	15,699
Other long-term liabilities	54,842	57,878
Total liabilities	987,713	855,168
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 78,900,471 and 78,480,780 shares, respectively	15,780	15,695
Additional paid-in capital	102,143	93,449
Treasury stock, at cost, 19,405,317 and 12,195,359 shares, respectively	(593,254)	(388,627)
Retained earnings	1,347,454	1,349,602
Accumulated other comprehensive loss	(198,818)	(68,408)
Stock held in trust	(3,497)	(4,083)
Deferred compensation liability	3,497	4,083
Total shareholders’ equity	673,305	1,001,711
Total liabilities and shareholders’ equity	$1,661,018	$1,856,879
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended May 31,
	2015	2014
Operating Activities
Net earnings (loss)	$(2,206)	$127,986
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Impairment charge	84,353	—
Net gain on disposal of business	—	(26,339)
Depreciation and amortization	40,235	46,934
Provision (benefit) for deferred income taxes	1,948	(11,545)
Stock-based compensation expense	9,237	14,006
Amortization of debt discount and debt issuance costs	1,329	1,406
Other non-cash adjustments	413	(346)
Sources (uses) of cash from changes in components of working capital and other:
Accounts receivable	(11,315)	(26,271)
Inventories	(5,076)	(25,676)
Trade accounts payable	(8,278)	1,464
Prepaid expenses and other assets	(15,593)	(1,342)
Income taxes payable/refundable	(47,983)	(25,939)
Accrued compensation and benefits	(11,564)	8,553
Other accrued liabilities	5,780	(9,705)
Cash provided by operating activities	41,280	73,186
Investing Activities
Capital expenditures	(17,234)	(33,839)
Proceeds from sale of property, plant and equipment	886	44,036
Proceeds from sale of business, net of transaction costs	—	252,773
Business acquisition, net of cash acquired	—	(30,500)
Cash (used in) provided by investing activities	(16,348)	232,470
Financing Activities
Net repayments on revolver and other debt	—	(125,000)
Principal repayments on term loan	(3,375)	—
Proceeds from term loan	213,375	—
Purchase of treasury shares	(204,627)	(183,152)
Payment of contingent acquisition consideration	—	(1,585)
Debt issuance cost	(1,875)	—
Stock option exercises, related tax benefits and other	5,046	29,849
Cash dividend	(2,598)	(2,919)
Cash provided by (used in) financing activities	5,946	(282,807)
Effect of exchange rate changes on cash	(31,765)	2,790
Net (decrease) increase in cash and cash equivalents	(887)	25,639
Cash and cash equivalents – beginning of period	109,012	103,986
Cash and cash equivalents – end of period	$108,125	$129,625
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. The condensed consolidated statement of cash flows for the nine months ended May 31, 2015 includes an adjustment to properly state the foreign currency impact on cash during the first half of the fiscal year.  The impact of this adjustment is a $10.4 million increase in cash provided by operating activities and in the effect of exchange rate changes on cash.  This adjustment had no impact on the results of operations, financial position or cash balances. Operating results for the three and nine months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2015.
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
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which includes amendments that require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the new guidance, the recognition and measurement of debt issuance costs is not affected. This guidance is effective for annual periods beginning on or after December 15, 2015. The Company is currently evaluating the impact of adopting this standard.
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
The Company’s goodwill is tested for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units using the fair value method based on management’s judgments and assumptions. In estimating the fair value, the Company generally utilizes a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The estimated fair value of the reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill is potentially impaired and the Company then determines the implied fair value of goodwill, which is compared to the carrying value to determine if an impairment charge is required.  Indefinite lived intangible assets (tradenames) are also subject to impairment testing. On an annual basis, or more frequently if events or changes in circumstances indicate that indefinite lived intangible assets might not be recoverable, the fair value of the indefinite lived intangible assets (using the relief of royalty valuation approach) are compared to the carrying value to determine if an impairment charge is required.

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
The Company acquired Hayes Industries Ltd. ("Hayes") on May 23, 2014 for $30.5 million plus up to $4.0 million of potential contingent consideration. This Industrial segment acquisition is headquartered in Sugar Land, Texas and maintains a leading position in the domestic concrete tensioning market. Its products include patented encapsulated anchor systems, wedges and customized extruded cables. The purchase price allocation resulted in $14.3 million of goodwill (which is deductible for tax purposes) and $10.6 million of intangible assets, including $5.0 million of patents, $3.3 million of customer relationships, $2.0 million of tradenames and $0.3 million for non-compete agreements. During fiscal 2015, goodwill related to this acquisition decreased by $3.2 million, the result of adjustments to reflect the fair value of acquired fixed assets. Hayes generated net sales of $7.6 million and $21.7 million during the three and nine months ended May 31, 2015, respectively.

Note 3. Discontinued Operations and Divestiture Activities
On June 13, 2014, the Company completed the divestiture of its Recreational Vehicle ("RV") business for $36.5 million in cash. This product line divestiture resulted in a $13.5 million pre-tax gain on sale ($2.8 million net of tax) during the fourth quarter of fiscal 2014. The results of the RV business (which had sales of $7.7 million and $20.8 million for the three and nine months ended May 31, 2014, respectively) are included in the results from continuing operations, but are not material to the consolidated financial results.
On December 13, 2013, the Company completed the sale of its former Electrical segment for net cash proceeds of $252.4 million, which resulted in a pre-tax gain on disposal of $34.5 million ($26.3 million net of tax). The Electrical segment was primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility, marine and other harsh environment markets. The following table summarizes the results of discontinued operations (in thousands):

Nine Months Ended May 31, 2014
Net sales	$72,139

Operating loss	(4,873)
Gain on disposal	34,459
Income tax expense	(7,466)
Income from discontinued operations, net of income taxes	$22,120
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

  The Energy segment contains three reporting units for goodwill impairment testing (Hydratight, Cortland and Viking).  The Hydratight business is primarily tied to downstream production and maintenance activities and therefore is less impacted by changes in customer capital spending patterns or oil & gas prices.  However, customer demand at the more recent Cortland and Viking acquisitions are more susceptible to changes in oil & gas prices and capital spending reductions.  The persistence of unfavorable market conditions (a “triggering event” in the second quarter that required an interim impairment review) is expected to have an adverse impact on the future financial results of the Energy segment. During the second quarter of fiscal 2015, the Company recognized a $84.4 million non-cash pre-tax impairment charge related to the goodwill and indefinite-lived intangible assets of the Cortland and Viking businesses. The impairment charge (as a result of lower projected near-term sales and profits) consisted of a $78.0 million write-down of goodwill and $6.4 million impairment of indefinite-lived intangible assets (tradenames).
The changes in the carrying value of goodwill for the nine months ended May 31, 2015 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2014	$100,265	$350,628	$291,877	$742,770
Purchase accounting adjustments	(3,244)	—	—	(3,244)
Impairment charge	—	(78,530)	—	(78,530)
Impact of changes in foreign currency rates	(5,058)	(31,382)	(12,324)	(48,764)
Balance as of May 31, 2015	$91,963	$240,715	$279,553	$612,232
The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		May 31, 2015			August 31, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$304,265	$127,241	$177,024	$325,164	$117,706	$207,458
Patents	10	30,879	19,229	11,650	31,678	17,494	14,184
Trademarks and tradenames	18	21,850	6,797	15,053	23,241	6,201	17,040
Other intangibles	3	6,844	6,505	339	7,373	6,783	590
Indefinite lived intangible assets:
Tradenames	N/A	112,843	—	112,843	125,905	—	125,905
		$476,681	$159,772	$316,909	$513,361	$148,184	$365,177
The Company estimates that amortization expense will be $5.9 million for the remaining three months of fiscal 2015. Amortization expense for future years is estimated to be: $23.6 million in fiscal 2016, $22.7 million in 2017, $22.3 million in fiscal 2018, $22.1 million in fiscal 2019, $21.5 million in fiscal 2020 and $86.0 million thereafter. These future amortization expense amounts represent estimates and may be impacted by potential future acquisitions and divestitures or changes in foreign currency exchange rates.
Note 5. Product Warranty Costs
The Company generally offers its customers a warranty on products they purchase, although warranty periods vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the product warranty reserve (in thousands):

	Nine Months Ended May 31,
	2015	2014
Beginning balance	$4,056	$7,413
Provision for warranties	4,198	2,923
Warranty reserve of acquired business	—	50
Warranty payments and costs incurred	(3,505)	(5,311)
Impact of changes in foreign currency rates	(589)	30
Ending balance	$4,160	$5,105

Note 6. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	May 31, 2015	August 31, 2014
Senior Credit Facility
Revolver	$—	$—
Term Loan	300,000	90,000
Total Senior Credit Facility	300,000	90,000
5.625% Senior Notes	300,000	300,000
Total Senior Indebtedness	600,000	390,000
Less: current maturities of long-term debt	—	(4,500)
Total long-term debt, less current maturities	$600,000	$385,500
The Company’s Senior Credit Facility, which was amended and restated during the third quarter of fiscal 2015, matures on May 8, 2020 and includes a $600 million revolver, $300 million term loan and a $450 million expansion option. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread above LIBOR, depending on the Company’s net leverage ratio, ranging from 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. At May 31, 2015, the borrowing spread on LIBOR based borrowings was 1.75% (aggregating to 1.94%). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum. At May 31, 2015, the unused credit line under the revolver was $590.8 million, of which $250.5 million was available for borrowings. Quarterly principal payments of $3.8 million begin on the term loan on June 30, 2016, increasing to $7.5 million per quarter beginning on June 30, 2017, with the remaining principal due at maturity. The Senior Credit Facility is secured by substantially all of the Company’s domestic personal property assets and contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75 to 1 and a minimum interest coverage ratio of 3.50 to 1. The Company was in compliance with all financial covenants at May 31, 2015.
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes require no principal payments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (ranging from 100.0% to 102.8%), plus accrued and unpaid interest. As required under the indenture governing the Senior Notes, on June 19, 2015, the Company initiated an offer to repurchase, at par value, an amount of Senior Notes equal to the net proceeds from the Electrical segment and RV divestitures that exceed the amounts reinvested in capital expenditures and business acquisitions since the divestitures. The maximum principal amount of Senior Notes that will be repurchased in the repurchase offer (which will expire on July 20, 2015) is $165.0 million. The Company has adequate capacity under its Senior Credit Facility revolver to fund the repurchase offer. However, if the Senior Notes continue to trade in excess of par value (102.8% on May 31, 2015) through the expiration of the repurchase offer, it is unlikely that Senior Note holders will accept the par repurchase offer.
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

	May 31, 2015	August 31, 2014
Level 1 Valuation:
Cash equivalents	$1,971	$1,207
Investments	1,669	2,118
Level 2 Valuation:
Foreign currency derivatives	202	$(966)
The fair value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings and its variable rate long-term debt approximated book value at both May 31, 2015 and August 31, 2014 due to their short-term nature and the fact that the interest rates approximated market rates. The fair value of the Company’s outstanding $300 million of 5.625% Senior Notes was $308.3 million and $315.8 million at May 31, 2015 and August 31, 2014, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

Note 8. Derivatives
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company hedges certain portions of its recognized balances and forecasted cash flows that are denominated in non-functional currencies. All derivatives are recognized in the balance sheet at their estimated fair value. On the date it enters into a derivative contract, the Company designates the derivative as a hedge of a recognized asset or liability ("fair value hedge") or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). The Company does not enter into derivatives for speculative purposes. Changes in the value of fair value hedges and non-designated hedges are recorded in earnings along with the gain or loss on the hedged asset or liability, while changes in the value of cash flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows.
The U.S. dollar equivalent notional value of short duration foreign currency forward contracts (fair value hedges or non-designated hedges) was $186.4 million and $219.9 million, at May 31, 2015 and August 31, 2014, respectively. Net foreign currency gains (losses) related to these derivative instruments are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Foreign currency gain (loss)	$2,310	$(2,141)	$304	$(13,452)
These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in other income and expense in the condensed consolidated statement of operations).
Note 9. Capital Stock and Share Repurchases
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. At May 31, 2015, the Company could repurchase an additional 8,594,683 shares under existing share repurchase authorizations. The following table summarizes the total capital deployed for share repurchases:

Period	Shares Repurchased	Average Price Paid per Share
Fiscal 2012	2,658,751	$23.70
Fiscal 2013	1,324,762	31.55
Fiscal 2014	8,211,846	34.52
Fiscal 2015 (September 1 - May 31)	7,209,958	28.35
	19,405,317	$30.54

The reconciliation between basic and diluted earnings (loss) per share from continuing operations is as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Numerator:
Earnings (loss) from continuing operations	$37,958	$50,557	$(2,206)	$105,866
Denominator:
Weighted average common shares outstanding - basic	59,617	70,432	61,911	71,915
Net effect of dilutive securities—stock based compensation plans (1)	626	1,338	—	1,603
Weighted average common shares outstanding - diluted	60,243	71,770	61,911	73,518

Earnings (loss) per common share from continuing operations:
Basic	$0.64	$0.72	$(0.04)	$1.47
Diluted	$0.63	$0.70	$(0.04)	$1.44

Anti-dilutive securities stock based compensation plans (excluded from earnings per share calculation)	2,256	463	4,662	558
(1) As a result of the impairment charge in the second quarter of fiscal 2015 which caused a loss from continuing operations for the nine months ended May 31, 2015, shares from stock based compensation plans are excluded from the calculation of diluted earnings (loss) per share, as the result would be anti-dilutive.
Note 10. Income Taxes

The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. Federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards. The Company adjusts the quarterly provision for income taxes based on the estimated annual effective income tax rate and facts and circumstances known at each interim reporting period. Comparative pre-tax income, income tax expense (benefit) and effective income tax rates from continuing operations are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Earnings from continuing operations before income taxes	$34,971	$52,228	$4,579	$119,377
Income tax expense (benefit)	(2,987)	1,671	6,785	13,511
Effective income tax rate	(8.5)%	3.2%	148.2%	11.3%
The income tax provision for the current and prior year periods reflects the benefits of tax minimization planning, taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. Federal statutory rate and foreign tax credits.  The effective income tax rate for the third quarter of fiscal 2015 was (8.5)% compared to 3.2% in the comparable prior year period.  Income tax expense for the three months ended May 31, 2015 includes $19.2 million of tax reserve benefits from the lapsing of income tax statutes of limitations and the favorable resolution of income tax audits, which were partially offset by a $5.0 million increase to the reserve for uncertain tax positions and a $5.2 million increase in valuation allowances due to uncertainty regarding utilization of foreign net operating losses.  Similarly, income tax expense for the three months ended May 31, 2014 included a $10.5 million income tax benefit from tax planning and a $6.8 million tax reserve benefit from the lapsing of income tax statues of limitations.  The effective income tax rate for the nine months ended May 31, 2015 was 148.2%, primarily the result of the second quarter impairment charge ($1.7 million tax benefit on $84.4 million pre-tax charge).
The gross liability for unrecognized income tax benefits, excluding interest and penalties, decreased to $21.2 million at May 31, 2015 from $32.3 million at August 31, 2014. Substantially all of these unrecognized tax benefits, if recognized, would reduce the effective income tax rate.  In addition, at May 31, 2015 and August 31, 2014, the Company had liabilities totaling $2.1 million and $2.0 million, respectively, for the payment of interest and penalties related to unrecognized income tax benefits.

Note 11. Segment Information
The Company is a global manufacturer of a broad range of industrial products and systems and is organized in three reportable segments: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other products to the industrial and agricultural markets. The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net Sales by Segment:
Industrial	$103,546	$109,809	$302,448	$302,022
Energy	99,297	125,231	311,029	339,187
Engineered Solutions	117,257	143,147	335,393	404,304
	$320,100	$378,187	$948,870	$1,045,513
Net Sales by Reportable Product Line:
Industrial	$103,546	$109,809	$302,448	$302,022
Energy	99,297	125,231	311,029	339,187
Vehicle Systems	59,673	75,442	170,122	214,369
Other	57,584	67,705	165,271	189,935
	$320,100	$378,187	$948,870	$1,045,513
Operating Profit (Loss):
Industrial	$29,165	$34,123	$79,386	$87,496
Energy	12,774	19,936	(50,457)	38,363
Engineered Solutions	8,313	13,560	16,601	36,297
General Corporate	(7,250)	(8,839)	(20,757)	(20,748)
	$43,002	$58,780	$24,773	$141,408

	May 31, 2015	August 31, 2014
Assets:
Industrial	$289,849	$307,058
Energy	619,514	788,915
Engineered Solutions	624,289	643,323
General Corporate	127,366	117,583
	$1,661,018	$1,856,879
In addition to the impact of foreign currency exchange rate changes, the comparability of segment and product line information is also impacted by acquisition/divestiture activities and the second quarter fiscal 2015 Energy segment impairment charge. Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.
Note 12. Contingencies and Litigation
The Company had outstanding letters of credit of $16.4 million and $14.0 million at May 31, 2015 and August 31, 2014, respectively, the majority of which secure self-insured workers compensation liabilities.
The Company is a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, environmental, labor, patent claims and other disputes. Operating results for the nine months ended May 31, 2015 include a $3.0 million charge for adverse litigation matters. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and can be reasonably estimated. In the opinion of management, the resolution of these contingencies, individually and in the aggregate, are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company remains contingently liable for lease payments of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their lease payment obligations. The discounted present value of future minimum lease payments for these leases was $18.5 million at May 31, 2015 (including $13.7 million related to the divested Electrical segment).
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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended May 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$40,011	$58,896	$221,193	$—	$320,100
Cost of products sold	11,749	40,360	149,431	—	201,540
Gross profit	28,262	18,536	71,762	—	118,560
Selling, administrative and engineering expenses	16,560	11,228	41,781	—	69,569
Amortization of intangible assets	318	2,394	3,277	—	5,989
Operating profit	11,384	4,914	26,704	—	43,002
Financing costs, net	7,769	—	(307)	—	7,462
Intercompany expense (income), net	(3,559)	(1,187)	4,746	—	—
Other expense, net	123	27	419	—	569
Earnings before income taxes	7,051	6,074	21,846	—	34,971
Income tax expense (benefit)	(11,957)	914	8,056	—	(2,987)
Net earnings before equity in earnings (loss) of subsidiaries	19,008	5,160	13,790	—	37,958
Equity in earnings (loss) of subsidiaries	18,950	12,757	(340)	(31,367)	—
Net earnings	$37,958	$17,917	$13,450	$(31,367)	$37,958
Comprehensive income	$27,259	$13,244	$7,930	$(21,174)	$27,259

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended May 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$54,219	$84,870	$239,098	$—	$378,187
Cost of products sold	14,841	58,152	156,644	—	229,637
Gross profit	39,378	26,718	82,454	—	148,550
Selling, administrative and engineering expenses	21,554	16,128	45,816	—	83,498
Amortization of intangible assets	318	2,575	3,379	—	6,272
Operating profit	17,506	8,015	33,259	—	58,780
Financing costs, net	6,122	—	(190)	—	5,932
Intercompany expense (income), net	(5,620)	560	5,060	—	—
Other expense (income), net	1,597	23	(1,000)	—	620
Earnings before income taxes	15,407	7,432	29,389	—	52,228
Income tax expense (benefit)	(9,755)	2,306	9,120	—	1,671
Net earnings before equity in earnings of subsidiaries	25,162	5,126	20,269	—	50,557
Equity in earnings of subsidiaries	25,395	20,151	683	(46,229)	—
Net earnings	$50,557	$25,277	$20,952	$(46,229)	$50,557
Comprehensive income	$50,729	$25,621	$20,970	$(46,591)	$50,729

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Nine Months Ended May 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$119,612	$207,162	$622,096	$—	$948,870
Cost of products sold	33,792	145,800	413,981	—	593,573
Gross profit	85,820	61,362	208,115	—	355,297
Selling, administrative and engineering expenses	52,062	45,062	130,685	—	227,809
Amortization of intangible assets	954	7,964	9,444	—	18,362
Impairment charge	—	20,249	64,104	—	84,353
Operating profit (loss)	32,804	(11,913)	3,882	—	24,773
Financing costs, net	21,583	—	(900)	—	20,683
Intercompany expense (income), net	(14,389)	896	13,493	—	—
Intercompany dividend income	(212)	(243)	(31)	486	—
Other expense (income), net	342	(133)	(698)	—	(489)
Earnings (loss) before income taxes	25,480	(12,433)	(7,982)	(486)	4,579
Income tax expense (benefit)	(8,133)	1,413	13,589	(84)	6,785
Net earnings (loss) before equity in earnings (loss) of subsidiaries	33,613	(13,846)	(21,571)	(402)	(2,206)
Equity in earnings (loss) of subsidiaries	(35,819)	(1,673)	177	37,315	—
Net loss	$(2,206)	$(15,519)	$(21,394)	$36,913	$(2,206)
Comprehensive loss	$(132,616)	$(58,603)	$(80,728)	$139,331	$(132,616)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Nine Months Ended May 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$142,905	$239,709	$662,899	$—	$1,045,513
Cost of products sold	38,905	165,416	436,416	—	640,737
Gross profit	104,000	74,293	226,483	—	404,776
Selling, administrative and engineering expenses	57,811	45,833	141,011	—	244,655
Amortization of intangible assets	954	7,726	10,033	—	18,713
Operating profit	45,235	20,734	75,439	—	141,408
Financing costs, net	19,400	3	(459)	—	18,944
Intercompany expense (income), net	(22,770)	5,555	17,215	—	—
Other expense (income), net	12,683	(395)	(9,201)	—	3,087
Earnings from continuing operations before income taxes	35,922	15,571	67,884	—	119,377
Income tax expense (benefit)	(3,862)	4,580	12,793	—	13,511
Net earnings before equity in earnings of subsidiaries	39,784	10,991	55,091	—	105,866
Equity in earnings of subsidiaries	109,714	9,488	4,750	(123,952)	—
Earnings from continuing operations	149,498	20,479	59,841	(123,952)	105,866
Earnings (loss) from discontinued operations, net of income taxes	(21,512)	56,494	(12,862)	—	22,120
Net earnings	$127,986	$76,973	$46,979	$(123,952)	$127,986
Comprehensive income	$149,558	$99,361	$42,837	$(142,198)	$149,558

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	May 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$9,821	$964	$97,340	$—	$108,125
Accounts receivable, net	15,863	31,347	172,198	—	219,408
Inventories, net	25,373	34,098	95,725	—	155,196
Deferred income taxes	7,559	—	2,989	—	10,548
Other current assets	37,391	1,681	25,600	—	64,672
Total current assets	96,007	68,090	393,852	—	557,949
Property, plant and equipment, net	6,851	20,902	120,692	—	148,445
Goodwill	38,847	175,045	398,340	—	612,232
Other intangibles, net	11,020	102,705	203,184	—	316,909
Investment in subsidiaries	2,056,121	1,076,426	31,019	(3,163,566)	—
Intercompany receivable	—	601,999	584,965	(1,186,964)	—
Other long-term assets	19,620	—	5,863	—	25,483
Total assets	$2,228,466	$2,045,167	$1,737,915	$(4,350,530)	$1,661,018
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$15,440	$20,953	$93,296	$—	$129,689
Accrued compensation and benefits	13,269	2,426	26,738	—	42,433
Income taxes payable	(273)	(550)	4,253	—	3,430
Other current liabilities	19,886	3,180	34,215	—	57,281
Total current liabilities	48,322	26,009	158,502	—	232,833
Long-term debt, less current maturities	600,000	—	—	—	600,000
Deferred income taxes	48,635	—	38,432	—	87,067
Pension and postretirement benefit liabilities	6,919	—	6,052	—	12,971
Other long-term liabilities	44,927	2,090	7,825	—	54,842
Intercompany payable	806,358	—	380,606	(1,186,964)	—
Shareholders’ equity	673,305	2,017,068	1,146,498	(3,163,566)	673,305
Total liabilities and shareholders’ equity	$2,228,466	$2,045,167	$1,737,915	$(4,350,530)	$1,661,018

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$27,931	$3,325	$77,756	$—	$109,012
Accounts receivable, net	22,811	38,511	165,686	—	227,008
Inventories, net	31,024	38,860	92,736	—	162,620
Deferred income taxes	7,503	—	3,547	—	11,050
Other current assets	3,871	1,057	28,372	—	33,300
Total current assets	93,140	81,753	368,097	—	542,990
Property, plant and equipment, net	9,096	22,879	137,126	—	169,101
Goodwill	44,700	280,693	417,377	—	742,770
Other intangibles, net	11,974	140,400	212,803	—	365,177
Investment in subsidiaries	2,286,068	806,414	237,207	(3,329,689)	—
Intercompany receivable	—	678,073	622,818	(1,300,891)	—
Other long-term assets	23,432	—	13,409	—	36,841
Total assets	$2,468,410	$2,010,212	$2,008,837	$(4,630,580)	$1,856,879
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$20,014	$25,673	$100,111	$—	$145,798
Accrued compensation and benefits	15,135	3,293	34,536	—	52,964
Income taxes payable	31,582	—	6,765	—	38,347
Current maturities of debt	4,500	—	—	—	4,500
Other current liabilities	19,081	3,989	34,442	—	57,512
Total current liabilities	90,312	32,955	175,854	—	299,121
Long-term debt	385,500	—	—	—	385,500
Deferred income taxes	47,543	—	49,427	—	96,970
Pension and postretirement benefit liabilities	8,668	—	7,031	—	15,699
Other long-term liabilities	42,647	4,138	11,093	—	57,878
Intercompany payable	892,029	—	408,861	(1,300,890)	—
Shareholders’ equity	1,001,711	1,973,119	1,356,571	(3,329,690)	1,001,711
Total liabilities and shareholders’ equity	$2,468,410	$2,010,212	$2,008,837	$(4,630,580)	$1,856,879

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended May 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$36,510	$(39,865)	$44,635	$—	$41,280
Investing Activities
Capital expenditures	(880)	(3,495)	(12,859)	—	(17,234)
Proceeds from sale of property, plant and equipment	—	203	683	—	886
Intercompany investment	(1,117)	—	—	1,117	—
Cash used in investing activities	(1,997)	(3,292)	(12,176)	1,117	(16,348)
Financing Activities
Proceeds from term loan	213,375	—	—	—	213,375
Debt issuance costs	(1,875)	—	—	—	(1,875)
Principal repayments on term loan	(3,375)	—	—	—	(3,375)
Purchase of treasury shares	(204,627)	—	—	—	(204,627)
Intercompany loan activity	(58,569)	40,796	17,773	—	—
Intercompany capital contribution	—	—	1,117	(1,117)	—
Stock option exercises, related tax benefits and other	5,046	—	—	—	5,046
Cash dividend	(2,598)	—	—	—	(2,598)
Cash provided by (used in) financing activities	(52,623)	40,796	18,890	(1,117)	5,946
Effect of exchange rate changes on cash	—	—	(31,765)	—	(31,765)
Net (decrease) increase in cash and cash equivalents	(18,110)	(2,361)	19,584	—	(887)
Cash and cash equivalents—beginning of period	27,931	3,325	77,756	—	109,012
Cash and cash equivalents—end of period	$9,821	$964	$97,340	$—	$108,125

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended May 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Cash provided by operating activities	$33,121	$10,376	$44,405	$(14,716)	$73,186
Investing Activities
Capital expenditures	(3,823)	(3,558)	(26,458)	—	(33,839)
Proceeds from sale of property, plant and equipment	52	484	43,500	—	44,036
Proceeds from sale of business, net of transaction costs	(4,586)	214,268	43,091	—	252,773
Business acquisitions, net of cash acquired	(30,500)	—	—	—	(30,500)
Intercompany investment	—	(99,963)	—	99,963	—
Cash provided by (used in) investing activities	(38,857)	111,231	60,133	99,963	232,470
Financing Activities
Net repayments on revolver	(125,000)	—	—	—	(125,000)
Purchase of treasury shares	(183,152)	—	—	—	(183,152)
Intercompany loan activity	313,748	(118,216)	(195,532)	—	—
Intercompany capital contribution	—	—	99,963	(99,963)	—
Stock option exercises, related tax benefits and other	29,849	—	—	—	29,849
Payment of contingent acquisition consideration	—	—	(1,585)	—	(1,585)
Cash dividend	(2,919)	—	(14,716)	14,716	(2,919)
Cash provided by (used in) financing activities	32,526	(118,216)	(111,870)	(85,247)	(282,807)
Effect of exchange rate changes on cash	—	—	2,790	—	2,790
Net increase (decrease) in cash and cash equivalents	26,790	3,391	(4,542)	—	25,639
Cash and cash equivalents—beginning of period	16,122	—	87,864	—	103,986
Cash and cash equivalents—end of period	$42,912	$3,391	$83,322	$—	$129,625

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, is a Wisconsin corporation incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. Our business model emphasizes cash flow generation. The model starts with core sales growth - through customer intimacy, new products, emerging market penetration and other aspects of our Growth + Innovation ("G + I") process. We further increase sales and profits through capital deployment in business acquisitions, stock buybacks and capital expenditures. The acquisitions add new capabilities, technologies, customers and geographic presence to make our businesses stronger. Operational excellence processes including effective product sourcing, acquisition integration and leadership development, along with other continuous improvement activities, are utilized to improve profitability and drive cash flow. These steps are designed to generate strong earnings and cash flow, which we reinvest back into the business or return to shareholders via dividends and stock buybacks.
Our long-term goal is to grow diluted earnings per share faster than most multi-industry peers. We intend to leverage our strong market positions to generate core sales growth (sales growth excluding the impact of acquisitions, divestitures and foreign currency rate changes) that exceeds the growth rates of the gross domestic product in the geographic regions in which we operate. In addition to core sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive growth opportunities (additional cross-selling opportunities and deepen customer relationships) and cost reductions. We also focus on profit margin expansion and cash flow generation to achieve our financial objectives. Our LEAD (“Lean Enterprise Across Disciplines”) business processes utilize various continuous improvement techniques to reduce costs, improve efficiencies and drive operational excellence across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. Our LEAD efforts also support our G + I initiative, a process focused on increasing core sales growth. The cash flow that results from efficient asset management and improved profitability is used to fund strategic acquisitions, common stock repurchases and internal growth opportunities.
Our businesses provide an array of products and services across multiple customer markets and geographies which results in significant diversification. The long-term sales growth and profitability of our business is dependent not only on increased demand in end markets and the overall economic environment, but also on our ability to identify, consummate and integrate strategic acquisitions, develop and market innovative new products, expand our business activity geographically and continuously improve operational excellence.
Given our worldwide operations, the dramatic strengthening of the U.S. Dollar in fiscal 2015 has had a significant impact on our financial results, financial position and cash flow. Changes in foreign currency exchange rates will continue to add volatility going forward as slightly over one half of our sales are generated outside of the United States in currencies other than the U.S. Dollar. The Euro, British Pound, Australian Dollar, Norwegian Krone and Swedish Krona have all devalued significantly against the U.S. Dollar during the first nine months of our fiscal year.  This devaluation unfavorably impacted our cash flow and earnings given the translation of our international results into U.S. Dollars, and resulted in higher costs for certain of our international operations which incur costs or purchase material components in U.S. Dollars. The stronger U.S. Dollar also reduced the dollar value of assets (including cash) and liabilities of our international operations included in our consolidated balance sheet.
Sales in most of our end markets are expected to remain sluggish during the remainder of the fiscal year given the challenging and inconsistent demand we have experienced in several served markets including industrial, mining, infrastructure, vehicles and agriculture. Further, we expect oil & gas demand to decline further as the full impact of reduced customer expenditures and lower activity levels are realized. In aggregate, we expect a consolidated core sales (sales excluding acquisitions, divestitures and changes in foreign currency exchange rates) decline of 7% to 9% for the fourth quarter. Despite short-term challenges from foreign currency headwinds and weak end market demand, we continue to believe that our targeted energy, infrastructure, food/farm productivity and natural resources/sustainability strategies provide attractive long-term opportunities for sustainable growth. We remain focused on maintaining our financial position and flexibility by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation. We have started to realize the benefits of the cost reduction actions taken to date, but the uncertainty, severity and duration of end market weakness is causing us to review additional actions to reduce costs and mitigate the impact of the lower revenues.

Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2015		2014		2015		2014
Net sales	$320	100%	$378	100%	$949	100%	$1,046	100%
Cost of products sold	201	63%	230	61%	594	63%	641	61%
Gross profit	119	37%	148	40%	355	37%	405	39%
Selling, administrative and engineering expenses	70	22%	83	22%	228	24%	245	23%
Amortization of intangible assets	6	2%	6	2%	18	2%	19	2%
Impairment charge	—	—%	—	—%	84	9%	—	—%
Operating profit (loss)	43	13%	59	16%	25	3%	141	13%
Financing costs, net	7	2%	6	2%	21	2%	19	2%
Other (income) expense, net	1	0%	1	0%	(1)	0%	3	0%
Earnings from continuing operations before income taxes	35	11%	52	14%	5	1%	119	11%
Income tax expense (benefit)	(3)	1%	1	—%	7	—%	13	(1)%
Earnings (loss) from continuing operations	38	12%	51	13%	(2)	—%	106	10%
Earnings from discontinued operations, net of income taxes	—	—%	—	—%	—	—%	22	2%
Net earnings (loss)	$38	12%	$51	13%	$(2)	—%	$128	12%

Diluted earnings (loss) per share from continuing operations	$0.63		$0.70		$(0.04)		$1.44
Diluted earnings (loss) per share	$0.63		$0.70		$(0.04)		$1.74
The significant strengthening of the U.S. Dollar against most currencies has had a substantial impact on our financial results ($32.3 million reduction in sales comparisons and $0.09 earnings per share reduction in the third quarter of fiscal 2015 versus the prior year). In addition, given the overall weak economic environment, most of our businesses are facing cyclical headwinds and unfavorable market conditions, which resulted in a consolidated 8% core sales decline in the third quarter. The resulting lower production levels and absorption of manufacturing costs, unfavorable mix, downsizing costs and foreign currency pressure on material costs have resulted in reduced operating profit margins. Fiscal 2015 third quarter financial results include an income tax benefit from the favorable resolution of income tax audits, as well as lower shares outstanding reflecting stock buyback activity.
Segment Results
Industrial Segment
The Industrial segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools that are used in maintenance and other applications in a variety of industrial, energy, infrastructure and production automation markets. The following table sets forth the results of operations for the Industrial segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net sales	$104	$110	$302	$302
Operating profit	29	34	79	87
Operating profit %	28.2%	31.1%	26.2%	29.0%
Industrial segment third quarter sales were $104 million, or 6% lower than the prior year, while year-to-date sales were comparable to the prior year. Changes in foreign currency exchange rates unfavorably impacted sales comparisons by $7 million and $15 million in the three and nine months ended May 31, 2015, while the Hayes acquisition benefited sales by $8 million and $22 million in the same periods. Industrial segment core sales declined 6% and 2% for the three and nine months ended May 31, 2015, respectively. During the quarter, Industrial Tool demand declined globally due to reduced general industrial activity, unfavorable market conditions in several served markets including oil & gas and mining, as well as distributor inventory destocking. Third quarter operating profit margin of 28.2% reflects unfavorable sales mix (Integrated Solutions revenues increased sharply in the quarter, and the addition of Hayes, both of which generate lower profit margins than the Industrial Tool product line). Lower production levels, fixed cost absorption and unfavorable material cost variances due to the stronger U.S. Dollar also put pressure on fiscal 2015 operating profit margins.

Energy Segment
The Energy segment provides joint integrity products and services, customized offshore vessel mooring, as well as rope, cable and umbilical solutions used in maintenance activities in the global energy market. The following table sets forth the results of operations for the Energy segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net sales	$99	$125	$311	$339
Operating profit (loss)	13	20	(50)	38
Operating profit %	12.9%	15.9%	(16.2)%	11.3%
Energy segment core sales decreased 12% and 2% on a year-over-year basis for the three and nine months ended May 31, 2015, while changes in foreign currency exchange rates unfavorable impacted sales comparisons by $12 million and $22 million for the same periods, respectively. Demand in the global oil & gas markets continued to be volatile during the quarter, as customers reduced capital spending and deferred the scope of maintenance activities. Despite weak oil & gas demand (reduced drilling activity and investment levels) in the Gulf of Mexico and North Sea, demand in Southeast Asia continued to be strong for large offshore mooring projects. Third quarter operating profit margin declined year-over-year primarily as a result of downsizing costs, lower production at current activity levels, as well as lower rental fleet and service technician utilization. The operating loss for the nine months ended May 31, 2015 includes a goodwill and intangible asset impairment charge of $84 million that was recorded in the second quarter.
Engineered Solutions Segment
The Engineered Solutions segment provides highly engineered position and motion control, power transmission and instrumentation and display systems to OEMs in a variety of markets. The following table sets forth the results of operations for the Engineered Solutions segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net sales	$117	$143	$335	$404
Operating profit	8	14	17	36
Operating profit %	7.1%	9.5%	4.9%	9.0%
Fiscal 2015 Engineered Solutions net sales decreased $26 million (18%) and $69 million (17%) on a year-over-year basis for the three and nine months ended May 31, 2015. Excluding foreign currency rate changes, which unfavorably impacted sales comparisons by $13 million and $25 million for the three and nine months ended May 31, 2015 and prior year revenue from the divested RV product line ($8 million and $21 million for the same periods, respectively), core sales declined 4% and 6% for the same periods, respectively. This core sales decline reflects reduced demand in auto, off-highway equipment and agriculture markets. Operating profit margin for both the three and nine months ended May 31, 2015 declined due to unfavorable product mix, restructuring costs, unfavorable material cost at international locations (resulting from the stronger U.S. Dollar) and reduced absorption on lower production volumes.
General Corporate
General corporate expenses were $7 million and $21 million for the three and nine months ended May 31, 2015 respectively, compared to $9 million and $21 million for the three months and nine months ended May 31,2014, respectively. Corporate expenses in the third quarter of fiscal 2015 declined due to reduced employee benefit and incentive costs.
Financing Costs, net
All debt is considered to be for general corporate purposes and therefore financing costs have not been allocated to our segments. Net financing costs increased slightly during the third quarter and on a year-to-date basis as a result of higher borrowing levels.
Income Taxes Expense

Comparable pre-tax income, income tax expense (benefit) and effective income tax rates from continuing operations are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Earnings from continuing operations before income taxes	$34,971	$52,228	$4,579	$119,377
Income tax expense (benefit)	(2,987)	1,671	6,785	13,511
Effective income tax rate	(8.5)%	3.2%	148.2%	11.3%
The income tax provision for the current and prior year periods reflects the benefits of tax minimization planning, taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. Federal statutory rate, foreign tax credits and changes in income tax reserves. The effective income tax rate for the third quarter of fiscal 2015 was (8.5)% compared to 3.2% in the comparable prior year period.  Income tax expense for the three months ended May 31, 2015 includes $19 million of tax reserve benefits from the lapsing of income tax statues of limitations and the favorable resolution of income tax audits, which were partially offset by a $5 million increase to the reserve for uncertain tax positions and a $5 million increase in valuation allowances due to uncertainty regarding utilization of foreign net operating losses.  Similarly, income tax expense for the three months ended May 31, 2014 included an $11 million income tax benefit from tax planning and a $7 million tax reserve benefit from the lapsing of income tax statues of limitations.  The effective income tax rate for the nine months ended May 31, 2015 was 148.2%, primarily the result of the second quarter impairment charge ($1.7 million tax benefit on $84.4 million pre-tax charge).
Discontinued Operations
We divested our former Electrical segment in December 2013 to narrow the focus on our targeted energy, infrastructure, food/farm productivity and natural resource strategies.  The former Electrical segment designed, manufactured and distributed a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility and marine markets.  The divestiture resulted in a pre-tax gain on disposal of $34 million. See Note 3, "Discontinued Operations and Divestitures Activities" in the notes to the condensed consolidated financial statements for further discussion.
Cash Flows and Liquidity
At May 31, 2015, cash and cash equivalents is comprised of $96 million of cash held by our foreign locations and $12 million held domestically. In order to avoid unfavorable income tax consequences of repatriating lower-taxed foreign funds we periodically utilize safe harbor provisions to make temporary short-term intercompany loans from our foreign subsidiaries to our U.S. parent. We have not, nor do we anticipate the need to, permanently repatriate these funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.  The following table summarizes our cash flows from operating, investing and financing activities (in millions):

	Nine Months Ended May 31,
	2015	2014
Net cash provided by operating activities	$41	$73
Net cash (used in) provided by investing activities	(16)	232
Net cash (used in) provided by financing activities	6	(283)
Effect of exchange rates on cash	(32)	3
Net (decrease) increase in cash and cash equivalents	$(1)	$25
Cash flows provided by operating activities during the nine months ended May 31, 2015 were $41 million, which was lower than the prior year, primarily the result of reduced cash earnings, higher income tax payments (partially attributable to prior year divestitures) and a $24 million increase in working capital. Operating cash flows and borrowings under the credit facility funded the repurchase of 7 million shares ($205 million) of the Company's common stock, as well as $17 million of capital expenditures.
Fiscal 2014 year-to-date cash flows from operating activities reflected a $43 million increase in working capital accounts and higher income tax payments. Operating cash flows, $253 million of net proceeds from the sale of the Electrical segment and a $41 million sale leaseback of Viking rental assets funded the repurchase of approximately 5 million shares ($183 million) of the Company’s common stock and the repayment of $125 million of revolver borrowings. Capital expenditures during the first nine months of fiscal 2014 were $34 million, including rental assets purchased for the Energy segment's expansion in Australia.

Our Senior Credit Facility, which was amended and restated during the third quarter of fiscal 2015, matures on May 8, 2020 includes a $600 million revolver, a $300 million term loan and a $450 million expansion option. Quarterly principal payments of $4 million begin on the term loan on June 30, 2016, increasing to $8 million per quarter beginning on June 30, 2017, with the remaining principal due at maturity. At May 31, 2015, the unused credit line under the revolver was $591 million, of which $250 million was available for borrowings, which we believe will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future.
As required under the indenture governing our 5.625% Senior Notes due in 2022 (the "Senior Notes"), on June 19, 2015, we initiated an offer to purchase, at par value, an amount of Senior Notes equal to the net proceeds from the Electrical segment and RV divestitures that exceed the amounts reinvested in capital expenditures and business acquisitions since the divestitures. The maximum principal amount of Senior Notes that will be repurchased in the repurchase offer (which will expire on July 20, 2015) is $165 million. We have adequate capacity under our Senior Credit Facility to fund the repurchase offer. However, if the Senior Notes continue to trade in excess of par value (102.8% on May 31, 2015) through the expiration of the repurchase offer, it is unlikely that Senior Note holders will accept the par repurchase offer.
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	May 31, 2015	PWC%	August 31, 2014	PWC%
Accounts receivable, net	$219	17%	$227	16%
Inventory, net	155	12%	163	12%
Accounts payable	(129)	(10)%	(146)	(10)%
Net primary working capital	$245	19%	$244	18%
Excluding the $23 million impact of changes in foreign currency exchange rates, primary working capital increased $24 million during the first nine months of fiscal 2015, the result of an $11 million increase in accounts receivable due to seasonality and increased sales to customers with longer dated terms, a $5 million increase in inventory and a corresponding $8 million increase in accounts payable. We expect primary working capital to decline in the fourth quarter.
Commitments and Contingencies
We have operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. We believe that such costs will not have a material adverse effect on our financial position, results of operations or cash flows.
We remain contingently liable for lease payments under leases of businesses that were previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $18 million at May 31, 2015 (including $14 million related to the divested Electrical segment).
We had outstanding letters of credit of approximately $16 million and $14 million at May 31, 2015 and August 31, 2014, respectively, the majority of which secure self-insured workers compensation liabilities.

Contractual Obligations
Our contractual obligations are discussed in Part 1, Item 7 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2014, and have not materially changed except for the amendment and extension of our Senior Credit Facility, which was completed in the third quarter. See Note 6, "Debt" in the notes to the condensed consolidated financial statements for further information on the refinancing. The following table sets forth the required future principal amortization of long-term debt and related interest expense payments (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt (principal)	$4	$19	$30	$30	$23	$494	$600
Interest on long-term debt	23	22	22	21	21	30	139
	$27	$41	$52	$51	$44	$524	$739
Critical Accounting Policies
Refer to the Critical Accounting Policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year-ended August 31, 2014 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.
Goodwill Impairment Review, Estimates and Sensitivity: Our business acquisitions typically result in recording goodwill and other intangible assets, which in aggregate are a significant portion of our total assets. On an annual basis, or more frequently if triggering events occur, we compare the estimated fair value of our reporting units to the carrying value to determine if a potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill.
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
Our Energy segment contains three reporting units for goodwill impairment testing (Hydratight, Cortland and Viking). The products and services of our Hydratight business are primarily tied to downstream production and maintenance activities and therefore are less impacted by changes in customer capital spending patterns or oil & gas prices. However customer demand at the more recent Cortland and Viking acquisitions are more susceptible to changes in oil & gas prices and capital spending changes. The continued and persistent decline in oil prices, reduced capital spending by asset owners and suspended drilling and exploration activities caused us to review the recoverability of goodwill, intangible assets and fixed assets of our Energy segment businesses during the second quarter (a “triggering event”).
Similar to other energy industry suppliers, we no longer expect near-term growth and have revised our financial projections to reflect current market conditions, including lower sales levels and reduced profit levels. As a result, in the second quarter of fiscal 2015, the uncertainty and volatility in the global oil & gas markets resulted in a goodwill impairment charge of $40 million in our Cortland reporting unit (acquired in fiscal 2009) and $38 million in our Viking reporting unit (acquired in fiscal 2013). There was no impairment in our Hydratight reporting unit, as the estimated fair value significantly exceeded its carrying value. While we believe that the Energy segment's diverse products and services will continue to generate positive cash flows and earnings, the financial projections utilized in the interim impairment review were based on historical results and incorporate current unfavorable market conditions, an 11.5% discount rate and a consistent expectation regarding long-term sales growth rates (including 3.5% in the terminal year). The assumptions that have the most significant impact on determination of the fair value of the Cortland and Viking reporting units are the discount rate and sales growth rate.  A 100 basis point increase in the discount rate results in a decrease to the estimated fair value of each reporting unit by approximately 11%, while a reduction in the terminal year sales growth rate assumption by 100 basis points would decrease the estimated fair value by approximately 8%. Goodwill at these two reporting units is potentially at risk for additional impairments in future periods if there are further significant unfavorable developments in the global energy markets.
Long-lived assets: Indefinite lived intangible assets are also subject to annual impairment testing. On an annual basis or more frequently if a triggering event occurs, the fair value of indefinite lived assets, based on a relief of royalty valuation approach, are evaluated to determine if an impairment charge is required. In the second quarter of fiscal 2015 we recognized a $6 million impairment of the Viking tradename, the result of lower projected near-term sales.
We also review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, we prepare an undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. There was no impairment of fixed assets, indefinite lived intangibles or amortizable intangible assets in fiscal 2015.
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
Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow because the interest on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility (see Note 6, “Debt” for further details). A ten percent increase in the average cost of our variable rate debt (from 1.94% to 2.13%) would result in a pre-tax increase in interest expense of $0.3 million and $0.6 million for the three and nine months ended May 31, 2015 respectively. From time to time, we may enter into interest rate swap agreements to manage our exposure to interest rate changes. At May 31, 2015, we were not a party to any interest rate swap contracts.

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
Similar to what we experienced during the nine months ended May 31, 2015, strengthening of the U.S. Dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. Dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. Dollar. Using this assumption, quarterly sales would have been lower by $16 million and operating profit would have been lower by $2 million, respectively, for the three months ended May 31, 2015. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. Dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates on our May 31, 2015 financial position would have resulted in a $64 million decrease in equity (accumulated other comprehensive loss), as a result of non U.S. Dollar denominated assets and liabilities being translated into U.S. Dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. During the past four fiscal years, the Company has deployed $593 million of capital to repurchase 19,405,317 shares of its Class A common stock. The following table summarizes share repurchases during the three months ended May 31, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
March 1 to March 31, 2015	900,000	$24.95	8,663,483
April 1 to April 30, 2015	68,800	23.88	8,594,683
May 1 to May 31, 2015	—	—	8,594,683
	968,800	$24.87
Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 33, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: July 9, 2015	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MAY 31, 2015
INDEX TO EXHIBITS

Exhibit	Description	Filed Herewith	Furnished Herewith
10.1	Fifth Amended and Restated Credit Agreement dated May 8, 2015.	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended May 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X