Form 10-K
period 2015-08-31
ACTUANT CORP
filed 2015-10-28
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2015
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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):        Yes    ☐          No    ☒
There were 59,691,611 shares of the Registrant’s Class A Common Stock outstanding as of September 30, 2015. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on February 28, 2015) held by non-affiliates of the Registrant was approximately $1.52 billion.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 19, 2016 are incorporated by reference into Part III hereof.

Actuant Corporation provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS
This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic uncertainty, market conditions in the industrial, oil & gas, energy, power generation, infrastructure, commercial construction, truck, automotive, specialty vehicle and agriculture industries, market acceptance of existing and new products, successful integration of acquisitions and related restructuring, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor, or overhead cost increases, foreign currency risk, interest rate risk, commodity risk, the impact of geopolitical activity, litigation matters, impairment of goodwill or other intangible assets, the Company’s ability to access capital markets and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time, including those described under "Item 1A. Risk Factors" of this annual report on Form 10-K. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.
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
Our business model, illustrated below, emphasizes cash flow generation. The model starts with core sales growth (sales growth excluding the impact of acquisitions, divestitures and foreign currency rate changes) - through customer intimacy, new products and emerging market penetration. We further increase sales and profits through capital deployment in business acquisitions and capital expenditures. The acquisitions add new capabilities, technologies, customers and geographic presence to make our businesses stronger. Operational excellence processes including effective product sourcing, acquisition integration and leadership development, along with other continuous improvement activities, are utilized to improve profitability and drive cash flow. These steps are designed to generate strong earnings and cash flow, which we reinvest back into the business or return to shareholders via dividends and stock buybacks.

Our long-term goal is to grow diluted earnings per share faster than most multi-industry peers. We intend to leverage our strong market positions to generate core sales growth that exceeds the growth rates of the gross domestic product in the geographic regions in which we operate. In addition to core sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive growth opportunities (additional cross-selling opportunities and deepen customer relationships) and cost reductions. We also focus on profit margin expansion and cash flow generation to achieve our financial objectives. Our LEAD (“Lean Enterprise Across Disciplines”) Business System utilizes various continuous improvement techniques to reduce costs, improve efficiencies and drive operational excellence across all locations and functions worldwide, thereby expanding profit margins. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. Our LEAD efforts also support our Growth + Innovation ("G + I") initiative, a process focused on increasing core sales growth. The cash flow that results from efficient asset management and improved profitability is used to fund strategic acquisitions, common stock repurchases and internal growth opportunities.
Our businesses provide an array of products and services across multiple end markets and geographies which results in significant diversification. The long-term sales growth and profitability of our business is dependent not only on increased demand in end markets and the overall economic environment, but also on our ability to identify, consummate and integrate strategic acquisitions, develop and market innovative new products, expand our business activity geographically and continuously improve operational excellence.  Despite short-term challenges from foreign currency headwinds and weak market demand, we continue to believe that our targeted energy, infrastructure, food/farm productivity and natural resources/sustainability strategies provide attractive long-term opportunities for sustainable growth. We remain focused on maintaining our financial position and flexibility by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation.
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
In addition to providing a comprehensive line of industrial tools, the segment also provides high-force hydraulic systems (integrated solutions) to meet customer specific requirements for safe and precise control of heavy lifting solutions. These customized solutions, which combine hydraulics, fabricated structures and electronic controls with engineering and application knowledge, are typically utilized in major industrial, infrastructure and power generation projects involving heavy lifting, launching & skidding or synchronous lifting applications. Our integrated solutions standard product offering also includes hydraulic gantries, strand jacks and synchronous lift systems.
The Industrial segment has leveraged production and engineering capabilities to also offer a broad range of workholding products (work supports, swing cylinders and system components) that are marketed through distributors to the automotive, machine tool and fixture design markets. In addition, the segment designs, manufactures and distributes concrete tensioning products (chucks and wedges, stressing jacks and anchors), which are used by concrete tensioning system designers, fabricators and installers for the residential and commercial construction, bridge, infrastructure and mining markets.
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
Joint integrity products include hydraulic torque wrenches, bolt tensioners, portable machining equipment and subsea connectors, which are either sold or rented to asset owners, service providers and end users. These products are used in the maintenance of bolted joints on oil rigs and platforms, wind turbines, refineries and pipelines, petrochemical installations, as well as fossil fuel and nuclear power plants to reduce customer downtime and provide increased safety and reliability. Hydratight also provides manpower services where our highly trained technicians perform bolting, machining and joint integrity work for customers. Our joint integrity business operates to world class safety standards while delivering products and services through a localized infrastructure of rental and maintenance depots. Service, product sales and rental revenue each generate approximately one-third of our joint integrity sales. This business maintains strong relationships with a variety of customers such as Bechtel, Chevron, Baker Hughes and Shell.
The Energy segment also develops highly-engineered rope, umbilical and cable solutions that maximize performance, safety and efficiency for customers in various markets including oil & gas, heavy marine, subsea, remote operating vehicle ("ROV") and seismic. With its global design and manufacturing capabilities, the Cortland business is able to provide customized synthetic ropes, heavy lift slings, specialized mooring, rigging and towing systems, electro-optical-mechanical cables and umbilicals to customers including Aker Solutions, FMC Technologies, Expro, Technip and Altec Industries. These products are utilized in critical applications, often deployed in harsh operating conditions (subsea oil & gas production, maintenance and exploration) and are required to meet robust safety standards. Additional custom designed products are also sold into a variety of other niche markets including mining, medical, security, aerospace and defense.
In addition, the Energy segment provides customers with a comprehensive range of marine mooring equipment and associated services (survey, inspection, design and installation) to meet the demands of offshore energy assets.  Our Viking business delivers efficient and safe mooring solutions in the harshest environments to customers involved in offshore oil & gas exploration, drilling and FPSO projects, offshore construction and renewable energy projects.  These marine products (including chains, anchors, wire and fiber rope), innovative solutions and services increase customer uptime and ensure safe operations. Viking services customers globally, including Statoil, Chevron, Woodside and BP p.l.c., with, a major presence in the North Sea, Australia and Southeast Asia.
Engineered Solutions
The Engineered Solutions segment is a leading global designer and assembler of customized position and motion control systems and other industrial products to various vehicle and other niche markets. The segment focuses on providing technical and highly engineered products, including actuation systems, mechanical power transmission products, engine air flow management systems, human to machine interface ("HMI") solutions and other rugged electronic instrumentation. Products in the Engineered Solutions segment are primarily marketed directly to OEMs through a technical sales organization. Within this segment, engineering capabilities, technical service, price, quality and established customer relationships are key competitive advantages.
Approximately one-half of this segment’s revenue comes from the Vehicle Systems product line (Power-Packer and Gits brands), with sales to the truck, automotive, off-highway and specialty vehicle markets. Products include hydraulic cab-tilt and latching systems which are sold to global heavy duty truck OEMs such as Volvo, Iveco, Scania, Paccar-DAF, FAW and CNHTC, as well as automotive electro-hydraulic convertible top latching and actuation systems. The automotive convertible top actuation systems are utilized on both retractable soft and hard top vehicles manufactured by OEMs such as Daimler, Volkswagen and BMW. Our diesel engine air flow solutions, such as exhaust gas recirculation (“EGR”) systems and air flow actuators, are used by diesel engine and turbocharger manufacturers to reduce emissions, improve fuel efficiency and increase horsepower. Primary end markets include heavy duty truck and off-highway equipment serving customers such as Caterpillar, Cummins, Honeywell and Borg Warner. We also sell actuation systems to a variety of specialty vehicle customers, principally in the defense and off-highway markets.
The broad range of products, technologies and engineered solutions offered by Weasler Engineering, maximatecc, Elliott Manufacturing and Sanlo comprise the Other product line within the segment. Products include severe-duty electronic instrumentation (including displays and clusters, machine controls and sensors), HMI solutions and power transmission products (highly engineered power transmission components including drive shafts, torque limiters, gearboxes, torsional dampers and flexible shafts). These products are sold to a variety of niche markets including agricultural implement, lawn & turf, construction, forestry, industrial, aerospace, material handling and security.
International Business
Our products and services are generally available globally, with our principal markets outside the United States being Europe and Asia. In fiscal 2015 we derived 42% of our net sales from the United States, 38% from Europe and the Middle East, 15% from Asia and 5% from other geographic areas. We have operations around the world and this geographic diversity allows us to draw on the skills of a global workforce, provides flexibility to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual countries and offers us an opportunity to access new markets. In addition, we believe that our future growth depends, in part, on our ability to develop products and sales opportunities that successfully target developing countries. Although international operations are subject to certain risks, we continue to believe that a global presence is key to maintaining strong relationships with many of our global customers. Financial information related to the Company's geographic areas is included in Note 10, "Income Taxes" and Note 13, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
Product Development and Engineering
We conduct research and development activities to develop new products, enhance the functionality, effectiveness, ease of use and reliability of our existing products and expand the applications for our products. We believe that our engineering and research & development efforts have been key drivers of our success in the marketplace. Our advanced design and engineering capabilities contribute to the development of innovative and highly engineered products, maintain our technological leadership in each segment and enhance our ability to provide customers with unique and customized solutions and products. While much research and development activity supports improvements to existing products, our engineering staff engages in research for new products and product enhancements. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide innovative products to maintain and improve our competitive position. Research and development costs are expensed as incurred, and were $18 million, $20 million and $21 million in fiscal 2015, 2014 and 2013, respectively. We also incur significant costs in connection with fulfilling custom orders and developing unique solutions for unique customer needs, which are not included in these research and development expense totals.
Through our advanced proprietary processes, with approximately 328 patents, we create products that satisfy specific customer needs and make tasks easier and more efficient for customers. No individual patent or trademark is believed to be of such importance that its termination would have a material adverse effect on our business.
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
Order Backlogs and Seasonality
Our Industrial and Energy segments have relatively short order-to-ship cycles, while our OEM oriented Engineered Solutions segment has a longer cycle, and therefore typically has a larger backlog. We had order backlogs of $193 million and $246 million at August 31, 2015 and 2014, respectively. Substantially all orders are expected to be filled within twelve months. While we typically enjoy a stronger second half of our fiscal year, our consolidated sales are not subject to significant seasonal fluctuations.

Sales Percentages by Fiscal Quarter

	2015	2014
Quarter 1 (September-November)	26%	24%
Quarter 2 (December - February)	24%	23%
Quarter 3 (March - May)	26%	27%
Quarter 4 (June- August)	24%	26%
	100%	100%
Employees
At August 31, 2015, we employed 5,600 individuals. Our employees are not subject to collective bargaining agreements, with the exception of 300 U.S. production employees, as well as certain international employees covered by government mandated collective labor agreements. We believe we have a good working relationship with our employees.
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

Executive Officers of the Registrant
The names, ages and positions of all of the executive officers of the Company as of October 15, 2015 are listed below.

Name	Age	Position
Robert C. Arzbaecher	55	President, Chief Executive Officer and Chairman of the Board of Directors
Brian K. Kobylinski	49	Executive Vice President—Energy Segment
Andrew G. Lampereur	52	Executive Vice President and Chief Financial Officer
Roger A. Roundhouse	50	Executive Vice President—Engineered Solutions Segment
David (Mark) Sefcik	51	Executive Vice President—Industrial Segment
Eugene E. Skogg	58	Executive Vice President—Global Human Resources
Theodore C. Wozniak	57	Executive Vice President—Business Development
Robert C. Arzbaecher, President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Arzbaecher was reappointed President and Chief Executive Officer of the Company in August 2015, after previously serving in that role from August 2000 until his retirement in January 2014. Prior to that, he was Vice President and Chief Financial Officer since 1994 and Senior Vice President since 1998. He also served as Vice President, Finance of Tools & Supplies from 1993 to 1994. Prior to joining the Company in 1992 as Corporate Controller, Mr. Arzbaecher held various financial positions with Grabill Aerospace, Farley Industries and Grant Thornton. Mr. Arzbaecher is also a director of CF Industries Holdings, Inc. and Fiduciary Management, Inc. mutual funds.
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
Andrew G. Lampereur, Executive Vice President and Chief Financial Officer. Mr. Lampereur joined the Company in 1993 as Corporate Controller, a position he held until 1996 when he was appointed Vice President of Finance for the Gardner Bender business (former Electrical segment). In 1998, Mr. Lampereur was appointed Vice President, General Manager for Gardner Bender. He was appointed to his present position in August 2000. Prior to joining the Company, Mr. Lampereur held a number of financial management positions at Terex Corporation. Mr. Lampereur is currently a director of Generac Holdings Inc and was a director of Robbins & Myers, Inc. from 2005 through 2013.
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
David (Mark) Sefcik, Executive Vice President—Industrial Segment. Mr. Sefcik was promoted to Executive Vice President - Industrial Segment in 2013, after serving as Enerpac Business Leader since joining Actuant in 2008. Previously, Mr. Sefcik held various roles of increasing responsibility at Husco International, including most recently Executive Vice President.

Eugene E. Skogg, Executive Vice President—Human Resources. Mr. Skogg joined Actuant in 2015 from Terex Corporation. During his eight year tenure at Terex, Mr. Skogg held multiple roles including most recently Vice President Business Integration which included leading acquisition integration. Mr. Skogg has also held various HR leadership roles supporting global businesses and talent acquisition. Prior to joining Terex, Mr. Skogg held various human resource leadership roles for The Stanley Works, Merck and General Electric.
Theodore C. Wozniak, Executive Vice President—Business Development. Mr. Wozniak joined the Company in 2006 in his current position. Prior to joining Actuant, Mr. Wozniak held senior investment banking positions at Wachovia Securities, most recently as Managing Director of the Industrial Growth Corporate Finance Group. Mr. Wozniak was employed by Wachovia Securities for ten years. Prior to that, Mr. Wozniak held various investment banking positions at First Chicago Capital Markets and Riggs National Corporation.
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

Deterioration of or instability in the global economy and overall challenging end market conditions could impact our ability to grow the business and adversely impact our financial condition, results of operations and cash flows.
Our businesses and operating results have been, and will continue to be, affected by worldwide economic conditions. The level of demand for our products depends, in part, on the general economic conditions that exist in our served end markets. A substantial portion of our revenues are derived from customers in cyclical industries (vehicles, industrial, oil & gas, agriculture and mining) that typically are adversely affected by downward economic cycles. As global economic uncertainty continues, our customers may experience deterioration of their businesses, which may delay or lengthen sales cycles. In response to recent economic weakness, we have implemented various restructuring initiatives aimed at reducing our cost structure and improving operational performance. We expect to incur additional restructuring costs in future periods, including facility consolidations and workforce reductions in order to reduce costs in our business. Although we expect that the related cost savings and realization of efficiencies will offset the restructuring related costs over time, we may not achieve the desired net benefits.
Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions or successfully integrate them.
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
Our total assets reflect substantial intangible assets, primarily goodwill. At August 31, 2015, goodwill and other intangible assets totaled $917 million, or about 56% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our reporting units were to fall below current levels, we could be required to recognize a non-cash charge to operating earnings for goodwill or other intangible asset impairment. During fiscal 2015 we recognized an $84 million non-cash impairment charge related to the goodwill and intangible assets of our Energy business (see Note 4 "Goodwill and Other Intangible Assets" and "Critical Accounting Policies" for further discussion on goodwill and intangible asset impairments). Any future goodwill or intangible asset impairments could negatively affect our financial condition and results of operations.
Divestitures and discontinued operations could negatively impact our business, and retained liabilities from businesses that we sell could adversely affect our financial results.
As part of our portfolio management process, we review our operations for businesses which may no longer be aligned with our strategic initiatives and long-term objectives. During fiscal 2014, we divested our former Electrical segment and two additional product lines. Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs, disputes with buyers or potential impairment charges. We may also dispose of a business at a price or on terms that are less than we had previously anticipated. After reaching an agreement with a buyer for the disposition of a business, we are also subject to satisfaction of pre-closing conditions, as well as necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing a transaction. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against contingent liabilities related to a businesses sold, such as lawsuits, tax liabilities, lease payments, product liability claims or environmental matters. Under these types of arrangements, performance by the divested businesses or other conditions outside our control could affect our future financial results.
If we fail to develop new products or our customers do not accept the new products we develop, our business could be adversely affected.
Our ability to develop innovative new products can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development, production or commercialization of new products or failure to gain market acceptance of new products and technologies may reduce future sales and adversely affect our competitive position. We continue to invest in the development and marketing of new products through our G + I process. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain competitive advantages or that we can recover major research and development expenses. If we fail to make innovations, launch products with quality problems or the market does not accept our new products, then our financial condition, results of operations, cash flows and liquidity could be adversely affected. A lack of successful new product developments may also cause customers to buy from a competitor or may cause us to have to reduce prices to compete.
Our indebtedness could harm our operating flexibility and competitive position.
We have incurred, and may in the future incur, significant indebtedness in connection with acquisitions and share repurchases. We have, and will continue to have, a substantial amount of debt which requires interest and principal payments. Our level of debt and the limitations imposed on us by our debt agreements could adversely affect our operating flexibility and put us at a competitive disadvantage.
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
The stock markets in general have experienced substantial price and trading fluctuations, which have resulted in volatility in the market prices of securities that often are unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the trading price of our Class A common stock. Price volatility over a given period may also cause the average price at which we repurchase our own common stock to exceed the stock’s price at a given point in time. In addition, significant changes in the trading price of our Class A common stock and our ability to access capital on terms favorable to us could impact our ability to repurchase shares of our common stock. Despite significant share repurchases over the last several years, the timing and amount of future repurchases is dependent on cash flows from operations and available liquidity, the amount of capital deployed for acquisitions and the market price of our common stock.
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
We continue to focus on penetrating global markets as part of our overall growth strategy and expect sales from and into foreign markets to continue to represent a significant portion of our revenue. Approximately 58% of our sales in fiscal 2015 were outside the United States. In addition, many of our manufacturing operations and suppliers are located outside the United States. Our international operations present special risks, primarily from currency exchange rate fluctuations, exposure to local economic and political conditions, export and import restrictions, controls on repatriation of cash and exposure to local political conditions. In particular, our results of operations have been and will continue to be affected by fluctuations in foreign currency exchange rates. The Euro, British Pound, Australian Dollar, Norwegian Krone and Swedish Krona all devalued significantly against the U.S. dollar in fiscal 2015, which unfavorably impacted our cash flow and earnings (given the translation of our international results into U.S. dollars) and reduced the dollar value of assets (including cash) and liabilities of our international operations included in our consolidated balance sheet. In addition, there have been several proposals to reform international taxation rules in the United States. We earn a substantial portion of our income from international operations and therefore changes to United States international tax rules may have a material adverse effect on future results of operations or liquidity. To the extent that we expand our international presence, these risks may increase.

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
Regulatory and legal developments including changes to United States taxation rules, health care reform, conflict mineral supply chain compliance, governmental climate change initiatives and failure to comply with anti-corruption laws could negatively affect our financial performance.
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
Due to our global operations, we are subject to many laws governing international relations, including those that prohibit improper payments to government officials and commercial customers, and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non-U.S. government, including but not limited to the Foreign Corrupt Practices Act, UK Bribery Act and the U.S. Export Administration Act. Violations of these laws, which are complex, may result in criminal penalties or sanctions that could have a material adverse effect on our business, financial condition and results of operations.
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
We depend heavily on our information technology ("IT") systems and infrastructure in order to achieve our business objectives. If we experience a significant problem that impairs this infrastructure, such as a computer virus, cyber-attack, a problem with the functioning of an important IT application or an intentional disruption of our IT systems by a third party, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner or otherwise carry on our business in the ordinary course. Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns.
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
Item  1B.    Unresolved Staff Comments
None.

Item  2.    Properties
As of August 31, 2015, the Company operated the following facilities (square footage in thousands):

	Number of Locations			Square Footage
		Distribution / Sales / Admin
	Manufacturing		Total	Owned	Leased	Total
Industrial	11	11	22	150	670	820
Energy	9	29	38	42	1,132	1,174
Engineered Solutions	14	5	19	1,015	585	1,600
Corporate and other	1	4	5	353	164	517
	35	49	84	1,560	2,551	4,111
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest facilities are located in the United States, the United Kingdom, the Netherlands, Mexico, Turkey and China. We also maintain a presence in Australia, Azerbaijan, Brazil, Finland, France, Germany, Hungary, India, Indonesia, Italy, Japan, Kazakhstan, Norway, Russia, Scotland, Singapore, South Africa, South Korea, Spain, Sweden and the United Arab Emirates. See Note 8 “Leases” in the notes to the consolidated financial statements for information regarding our lease commitments.
Item  3.    Legal Proceedings
We are a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, environmental, labor, patent claims and other disputes. Fiscal 2015 financial results include a $4 million charge for adverse litigation matters.
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
The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol ATU. At September 30, 2015, there were 1,370 shareholders of record of Actuant Corporation Class A common stock. The high and low sales prices of the common stock were as follows for the previous two fiscal years:

Fiscal Year	Period	High	Low
2015	June 1, 2015 to August 31, 2015	$24.42	$19.76
	March 1, 2015 to May 31, 2015	25.57	23.50
	December 1, 2014 to February 28, 2015	29.26	22.62
	September 1, 2014 to November 30, 2014	33.64	28.54
2014	June 1, 2014 to August 31, 2014	$36.74	$31.74
	March 1, 2014 to May 31, 2014	35.86	32.37
	December 1, 2013 to February 28, 2014	39.09	32.22
	September 1, 2013 to November 30, 2013	39.84	35.31
Dividends
In fiscal 2015, the Company declared a dividend of $0.04 per common share payable on October 15, 2015 to shareholders of record on September 30, 2015. In fiscal 2014, the Company declared a dividend of $0.04 per common share payable on October 15, 2014 to shareholders of record on September 30, 2014.
Share Repurchases
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012 the Company has repurchased 19,726,479 shares of common stock (approximately 25% of its outstanding shares) for $601 million. A summary of fourth quarter fiscal 2015 share repurchases is as follows:

Period	Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
June 1 to June 30, 2015	19,862	$23.30	8,574,821
July 1 to July 31, 2015	301,300	22.92	8,273,521
August 1 to August 31, 2015	—	—	8,273,521
	321,162	$22.95
Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference.

Performance Graph:
The graph below compares the cumulative 5-year total return of Actuant Corporation’s common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Diversified Industrials index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from August 31, 2010 to August 31, 2015.

Copyright(c) 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright(c) 2013 Dow Jones & Co. All rights reserved.

	8/10	8/11	8/12	8/13	8/14	8/15
Actuant Corporation	$100.00	$101.49	$142.41	$181.15	$171.23	$108.98
S&P 500	100.00	118.50	139.83	165.99	207.89	208.88
Dow Jones US Diversified Industrials	100.00	115.87	146.91	178.52	213.10	212.85
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

	Year Ended August 31,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Statement of Earnings Data(1)(2):
Net sales	$1,249	$1,400	$1,280	$1,277	$1,159
Gross profit	462	547	507	512	465
Selling, administrative and engineering expenses	300	332	294	285	270
Gain on product line divestiture	—	(13)	—	—	—
Impairment charge	84	—	—	—	—
Amortization of intangible assets	24	25	23	22	22
Operating profit	54	203	190	205	173
Earnings from continuing operations	20	141	148	125	110

Diluted earnings per share from continuing operations	$0.32	$1.95	$1.98	$1.68	$1.49
Cash dividends per share declared	0.04	0.04	0.04	0.04	0.04

Diluted weighted average common shares	62,055	72,486	74,580	74,940	75,305

Balance Sheet Data (at end of period)(2):
Cash	$169	$109	$104	$68	$44
Assets	1,637	1,857	2,119	2,007	2,063
Debt	588	390	515	398	525
Net debt (debt less cash)	419	281	411	330	481
 _______________________

(1)	Operating results are from continuing operations and exclude the financial results of previously divested businesses reported as discontinued operations (former Electrical segment).

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
 _______________________
(a)Represents approximate annual sales at the time of the acquisition.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background
As discussed in Item 1, “Business,” we are a global diversified company that manufactures a broad range of industrial products and systems and are organized into three reportable segments, Industrial, Energy and Engineered Solutions. The Industrial segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs and aftermarkets in various on and off-highway vehicle markets, as well as a variety of other products to the industrial and agriculture markets.
Business Update
During fiscal 2015, most of the end markets that we serve saw sales declines as the overall economic environment continued to worsen. Additionally, the price of oil declined nearly 50% during the fiscal year, which resulted in dramatic changes to demand in the global energy markets we participate in. As a result of these and other factors, we implemented various cost reduction programs across all three segments. These restructuring actions were initiated to reduce the impact of lower customer demand on our profitability. We incurred $6 million of restructuring charges in fiscal 2015 and expect to incur an additional $25 million of restructuring costs in fiscal 2016 and 2017 to further simplify our organizational structure and reduce our fixed costs. A summary of fiscal 2015 results and current trends by segment are as follows:
Industrial: After tepid demand through the first half of the fiscal year, economic conditions deteriorated, adversely impacting operating results during the remainder of fiscal 2015. Core sales declines, especially in the last two quarters of fiscal 2015, were broad based across the diverse end markets and geographic regions served. These declines in sales volumes, coupled with unfavorable mix and under-absorption of manufacturing overhead, resulted in reduced year-over-year operating margins. We expect challenging end market demand for industrial tools and cautious spending patterns on larger Integrated Solutions projects to continue in fiscal 2016, which will likely result in fiscal 2016 core sales declines of 1-4% for the Industrial segment.
Energy: Our Energy segment experienced modest sales growth during the first half of fiscal 2015, primarily the result of sharply higher Viking revenues (large mooring projects in Southeast Asia) and modestly improved demand for Hydratight maintenance services. Crude oil prices declined significantly in fiscal 2015, which resulted in customers delaying capital spending, reducing the scope of maintenance activities and requesting pricing concessions. The resulting decline in demand necessitated considerable restructuring efforts across the Energy segment to reduce costs. Due to the carryover impact in fiscal 2016, we expect Energy segment core sales to be down 3-6%, on difficult prior year first half comparables and continued energy market headwinds.
Engineered Solutions: Our Engineered Solutions segment generated reduced sales levels through fiscal 2015 as markets remain at depressed levels and commodity prices adversely impact demand from customers in mining and agriculture markets. The segment’s reduced operating margins were primarily due to lower sales volume, under-absorbed fixed overhead costs and restructuring costs. During fiscal 2016, we will continue to execute on restructuring programs (reductions in workforce, consolidation of facilities and management, as well as product sourcing initiatives) in this segment to improve its operating performance. We are expecting a slight decline (1-3%) in core sales from the Engineered Solutions segment in fiscal 2016, as agriculture and off highway equipment markets remain challenging, partially offset by a rebound in truck volumes.
Despite these challenging conditions, we continued to generate substantial cash flow from operating activities, including $129 million during fiscal 2015. This cash flow was used to repurchase shares of our outstanding common stock and invest in growth initiatives. Our priorities in fiscal 2016 include continued restructuring activities, investments in growth initiatives, including strategic acquisitions and cash flow generation.

Historical Financial Data (in millions)

	Year Ended August 31,
	2015		2014		2013
Statements of Earnings Data:
Net sales	$1,249	100%	$1,400	100%	$1,280	100%
Cost of products sold	787	63%	853	61%	773	60%
Gross profit	462	37%	547	39%	507	40%
Selling, administrative and engineering expenses	300	24%	332	24%	294	23%
Gain on product line divestiture	—	0%	(13)	(1)%	—	0%
Amortization of intangible assets	24	2%	25	2%	23	2%
Impairment charge	84	7%	—	0%	—	0%
Operating profit	54	4%	203	15%	190	15%
Financing costs, net	28	2%	25	2%	25	2%
Other expense, net	—	0%	4	0%	2	0%
Earnings from continuing operations before income tax expense	26	2%	174	12%	163	13%
Income tax expense	6	0%	33	2%	15	1%
Earnings from continuing operations	20	2%	141	10%	148	12%
Earnings (loss) from discontinued operations, net of income taxes	—	0%	22	2%	(118)	(9)%
Net earnings	$20	2%	$163	12%	$30	2%

Other Financial Data:
Depreciation	$29		$35		$26
Capital expenditures	23		42		24

The significant strengthening of the U.S. dollar against most currencies had a substantial impact on our financial results ($91 million reduction in sales comparisons and $0.15 earnings per share reduction) in fiscal 2015 versus the prior year. Most of our businesses are facing cyclical headwinds and unfavorable market conditions, which resulted in a consolidated 5% core sales decline in fiscal 2015. In addition to the impact of foreign currency exchange rate changes and economic conditions, the comparability of results between periods is impacted by acquisitions, divestitures, sales levels (operating leverage), product mix, variable incentive compensation expense and the timing and amount of restructuring costs and related benefits.  Fiscal 2015 financial results also include an $84 million non-cash impairment charge related to our Energy businesses, a reduced effective income tax rate (the result of several tax minimization projections and benefits from the favorable resolution of income tax audits), as well as lower shares outstanding reflecting stock buyback activity.
Segment Results
Industrial Segment

The Industrial segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools that are used in maintenance and other applications in a variety of industrial, energy, infrastructure and production automation markets. The following table sets forth the results of operations for the Industrial segment (in millions):

	Year Ended August 31,
	2015	2014	2013
Net Sales	$402	$414	$423
Operating Profit	106	120	118
Operating Profit %	26.3%	29.1%	27.8%

Fiscal 2015 compared to Fiscal 2014
Fiscal 2015 Industrial segment net sales decreased by $12 million (3%) to $402 million. Excluding $29 million of additional sales from the recent Hayes acquisition and the $21 million unfavorable impact of changes in foreign currency exchange rates, fiscal 2015 core sales declined 3%. Sales declined due to reduced general industrial activity, unfavorable market conditions in several served markets (including oil & gas and mining), as well as recent distributor inventory destocking. Lower production levels and unfavorable mix resulted in lower operating margins in fiscal 2015.
Fiscal 2014 compared to Fiscal 2013
Fiscal 2014 Industrial segment net sales decreased by $9 million (2%) to $414 million. Excluding $8 million of sales from the Hayes acquisition and the $1 million favorable impact of changes in foreign currency exchange rates, fiscal 2014 core sales declined 4%. This decline was the result of lower global Integrated Solutions activity (cautious spending by customers in infrastructure and heavy-lift markets), while shipments of industrial tool and other product lines collectively were flat year-over-year.  Despite lower sales, operating profit margins improved in fiscal 2014 due to continued productivity improvements, stringent cost controls and favorable sales mix.
Energy Segment
The Energy segment provides joint integrity products and services, customized offshore vessel mooring, as well as rope and cable solutions used in maintenance activities in the global energy market. The following table sets forth the results of operations for the Energy segment (in millions):

	Year Ended August 31,
	2015	2014	2013
Net Sales	$412	$462	$363
Operating Profit (Loss)	(41)	56	63
Operating Profit (Loss) %	(10.0)%	12.2%	17.4%
Fiscal 2015 compared to Fiscal 2014
Fiscal 2015 Energy segment net sales declined by $50 million ($36 million of which was attributable to changes in foreign currency exchange rates) to $412 million. Energy segment core sales declined 3% in fiscal 2015, as customers reduced capital spending and deferred maintenance activities due to the sharp decline in energy prices. Despite reduced drilling activity and investments in the North Sea, demand in Southeast Asia continued to be strong for large offshore mooring projects.  The operating loss in fiscal 2015 included an $84 million non-cash impairment charge related to the write-down of goodwill and intangible assets. Excluding this item, fiscal 2015 operating profit and margins would have been $43 million and 10.4%, respectively. Operating profit margin, excluding the impairment charge, declined modestly as downsizing costs and lower rental fleet and service technician utilization were partially offset by reduced acquisition retention expense at Viking, as well as favorable sales mix.
Fiscal 2014 compared to Fiscal 2013
Fiscal 2014 Energy segment net sales increased by $99 million (27%) to $462 million, with the majority due to the acquisition of Viking in late fiscal 2013. Excluding the impact of changes in foreign currency exchange rates (which favorably impacted sales comparison by $4 million) and the $77 million of sales from Viking, Energy segment core sales increased 5%. This growth was driven by increased activity in the energy, seismic exploration and defense markets. Energy segment operating profit was $56 million in fiscal 2014 compared to $63 million in fiscal 2013, primarily due to acquisition retention expense, as well as unfavorable product and acquisition mix.
Engineered Solutions Segment
The Engineered Solutions segment provides highly engineered position and motion control systems to original equipment manufacturers in various on and off-highway vehicle markets, as well as, a variety of other products to the industrial and agricultural markets. The following table sets forth the results of operations for the Engineered Solutions segment (in millions):

	Year Ended August 31,
	2015	2014	2013
Net Sales	$435	$524	$494
Operating Profit	20	55	40
Operating Profit %	4.6%	10.6%	8.2%

Fiscal 2015 compared to Fiscal 2014
Fiscal 2015 Engineered Solutions net sales decreased $89 million (17%) to $435 million versus the prior year. Excluding the $35 million impact of unfavorable foreign currency changes and the $22 million of prior year revenues from the divested RV product line, core sales declined 7% in fiscal 2015 due to reduced demand in auto, off-highway equipment and agriculture markets. Operating profit declined in fiscal 2015 due to the $13 million RV divestiture gain in fiscal 2014, unfavorable product mix, restructuring costs, unfavorable material costs at international locations resulting from the stronger U.S. dollar and reduced absorption on lower production volumes.
Fiscal 2014 compared to Fiscal 2013
Net sales in the Engineered Solutions segment increased $30 million (6%) from fiscal 2013 to $524 million in fiscal 2014. This growth resulted from strong European and China heavy-duty truck sales, along with increased agricultural sales reflecting new product introductions, which offset weakness at off highway equipment, defense and construction equipment OEM's. Operating profit in fiscal 2014 included a $13 million divestiture gain. Excluding this item, fiscal 2014 operating profit was $42 million, reflecting an operating profit margin of 8.0%, which declined from the prior year due to inefficiencies and costs related to facility consolidations and restructuring costs.
Corporate
Since corporate expenses are considered to be for general corporate purposes, we do not allocate these expenses to our segments. Corporate expenses were $31 million, $29 million and $31 million in fiscal 2015, 2014 and 2013, respectively.
Financing Costs, Net
Net financing costs were $28 million in 2015 and $25 million in both 2014 and 2013. Net financing costs increased during the year as a result of higher borrowing levels to fund stock buybacks.
Income Tax Expense
Our income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where we do business, tax minimization planning and our ability to utilize various tax credits and net operating loss carryforwards to reduce income tax expense. Income tax expense also includes the impact of provision to tax return adjustments, changes in valuation allowances and reserve requirements for unrecognized tax benefits. Pre-tax income, income tax expense and effective income tax rates from continuing operations are as follows:

	Year Ended August 31,
	2015	2014	2013
Earnings from continuing operations before income tax expense	25,391	174,026	162,949
Income tax expense	5,519	32,573	15,372
Effective income tax rate	21.7%	18.7%	9.4%
The income tax provision for the current and prior year periods reflects the benefits of tax minimization planning, taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, foreign tax credits and changes in income tax reserves.
Income tax expense in fiscal 2015 included a net $10 million reduction in reserves for uncertain tax positions, which were partially offset by a $2 million increase in valuation allowances. In addition, the income tax benefit on the $84 million impairment charge in fiscal 2015 was only $2 million, the result of the majority of the impairment charge not being deductible for income tax purposes. Excluding the impairment charge and changes in income tax reserves, our effective income tax rate in fiscal 2015 was approximately 11%, reflecting a greater proportion of earnings coming from lower taxed foreign jurisdictions.
Fiscal 2014 income tax expense included a net $11 million income tax benefit from a change in income tax accounting method and a reduction in the reserve for uncertain tax positions (as a result of the lapsing of non-U.S. income tax statutes of limitations) which were somewhat offset by $11 million of incremental income taxes on the RV divestiture, while fiscal 2013 included a $7 million net reversal of tax reserves established in prior years and an $11 million adjustment to properly state deferred tax balances related to equity compensation programs.

Discontinued Operations
We divested our former Electrical segment in December 2013 to focus on our businesses that are tied to targeted energy, infrastructure, food/farm productivity and natural resources/sustainability secular demand. The Electrical segment was primarily involved in the design, manufacture and distribution of a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility, marine and other hard environment markets. We recorded a $159 million non-cash impairment charge in fiscal 2013, due to our decision to divest the entire Electrical segment. The final divestiture resulted in a pre-tax gain on disposal of $34 million (see Note 3, "Discontinued Operations and Divestitures" in the notes to the consolidated financial statements for further discussion). The results of operations for the former Electrical segment have been reported as discontinued operations for all periods.

Liquidity and Capital Resources
At August 31, 2015, cash and cash equivalents is comprised of $150 million of cash held by foreign subsidiaries and $19 million held domestically. We periodically utilize income tax safe harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent. Temporary intercompany advances, which were utilized to reduce outstanding debt balances, were $160 million and $223 million at August 31, 2015 and 2014, respectively. The following table summarizes the cash flow attributable to operating, investing and financing activities (in millions):

	Year Ended August 31,
	2015	2014	2013
Net cash provided by operating activities	$129	$125	$194
Net cash (used in) provided by investing activities	(21)	262	(253)
Net cash (used in) provided by financing activities	(13)	(381)	99
Effect of exchange rate changes on cash	(35)	(1)	(4)
Net increase in cash and cash equivalents	$60	$5	$36

Cash flow from operating activities in fiscal 2015 was $129 million, while cash used in investing activities for net capital expenditures was $21 million. Operating cash flows and borrowings under the Senior Credit Facility funded the repurchase of approximately 8 million shares of the Company's common stock ($212 million). The translational impact of the significant strengthening of the U.S. dollar in fiscal 2015 reduced our cash balances by $35 million.
Cash flow from operating activities in fiscal 2014 were $125 million. Investing activities during fiscal 2014 included $42 million of net capital expenditures, $41 million of proceeds from the sale leaseback of Viking rental assets and the receipt of $290 million in proceeds from the divestitures of the former Electrical Segment and RV product line. Existing cash, operating and investing cash flows funded the $31 million Hayes acquisition and $284 million of stock buybacks, as well as the repayment of $125 million of revolver borrowings.

Cash flow from operating activities in fiscal 2013 totaled $194 million. Investing activities during fiscal 2013 included $24 million of net capital expenditures and the receipt of $5 million in proceeds related to a product line divestiture. Existing cash, borrowings under the revolving credit facility and operating cash flows funded the $235 million Viking acquisition and $42 million of stock buybacks.
Primary Working Capital Management
We use primary working capital (“PWC”) as a percentage of sales as a key indicator of working capital efficiency. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three month's sales annualized. The following table shows the components of the primary working capital (amounts in millions):

	August 31, 2015		August 31, 2014
	$	PWC %	$	PWC %
Accounts receivable, net	$193	16%	$227	16%
Inventory, net	143	12%	163	12%
Accounts payable	(118)	(10)%	(146)	(10)%
Net primary working capital	$218	18%	$244	18%

Excluding the $24 million impact of changes in foreign currency exchange rates, primary working capital decreased $2 million during fiscal 2015.

Liquidity
Our Senior Credit Facility, which was amended and extended during fiscal 2015, matures on May 8, 2020, includes a $600 million revolving credit facility, a $300 million term loan and a $450 million expansion option. Quarterly principal payments of $4 million on the term loan commence on June 30, 2016, increasing to $8 million per quarter beginning on June 30, 2017, with the remaining principal due at maturity. At August 31, 2015, we had $169 million of cash and cash equivalents. Unused revolver capacity was $589 million at August 31, 2015, of which $176 million was available for borrowing. We believe that the revolver, combined with our existing cash on hand and anticipated operating cash flows will be adequate to meet operating, debt service, stock buyback, acquisition and capital expenditure funding requirements for the foreseeable future.
Seasonality and Working Capital
Although there are modest seasonal factors within certain of our businesses, on a consolidated basis, we do not experience material changes in seasonal working capital or capital resource requirements. We meet working capital and capital expenditure requirements through a combination of operating cash flow and revolver availability under our Senior Credit Facility.
Our receivables are derived from a diverse customer base spread across a number of industries, with our largest single customer generating approximately 2% of fiscal 2015 net sales.
Capital Expenditures
The majority of our manufacturing activities consist of assembly operations. We believe that our capital expenditure requirements are not as extensive as other industrial companies given the assembly nature of our operations. Capital expenditures were $23 million, $42 million and $24 million in fiscal 2015, 2014 and 2013, respectively. Capital expenditures in fiscal 2104 were higher than historical levels due to the purchase of mooring assets in the Energy segment required to support large project growth in the Asia Pacific region. Capital expenditures for fiscal 2016 are expected to be in the $25 - $30 million range, but could vary from that depending on business performance, growth opportunities and the amount of assets we lease instead of purchase.
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
We are contingently liable for certain lease payments under leases of businesses that we previously divested or spun-off. Some of these businesses were subsequently sold to third parties. If any of these businesses do not fulfill their future lease payment obligations under the leases, we could be liable for such leases. The present value of future minimum lease payments for these leases was $18 million at August 31, 2015 (including $13 million related to the former Electrical segment). As of August 31, 2015, future minimum lease payments on previously divested or spun-off businesses were as follows: $3 million in fiscal 2016; $3 million in fiscal 2017; $2 million in fiscal 2018; $2 million in fiscal 2019; $2 million in fiscal 2020 and $6 million in aggregate thereafter.
We had outstanding letters of credit totaling $18 million and $14 million at August 31, 2015 and 2014, respectively, the majority of which secured self-insured workers compensation liabilities.

Contractual Obligations
The timing of payments due under our contractual commitments is as follows (in millions):

	Payments Due
	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt (principal)	$4	$19	$30	$30	$218	$287	$588
Interest on long-term debt	22	22	21	21	20	29	135
Operating leases	30	25	21	18	15	31	140
Deferred acquisition purchase price	—	1	1	—	—	—	2
	$56	$67	$73	$69	$253	$347	$865

Interest on long-term debt assumes the current interest rate environment and revolver borrowings consistent with August 31, 2015 debt levels.
Our contractual obligations generally relate to amounts due under contracts with third party service providers. These contracts are primarily for real estate leases, information technology services and telecommunications services. Only those obligations that are not cancelable are included in the table.
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
Our liability for unrecognized tax benefits was $30 million at August 31, 2015, but is not included in the table of contractual obligations because the timing of the potential settlements of these uncertain tax positions cannot be reasonably estimated.
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
Revenue recognition: We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability of the sales price is reasonably assured. For product sales, delivery does not occur until the passage of title and risk of loss have transferred to the customer (generally when products are shipped). Revenue from service and rental contracts are recognized when the services are provided or ratably over the contract term. We record allowances for discounts, product returns and customer incentives at the time of sale as a reduction of revenue as such allowances can be reliably estimated based on historical experience and known trends. We also offer warranty on our products and accrue for warranty claims at the time of sale based upon the length of the warranty period, historical warranty cost trends and any other related information.
Inventories:  Inventories are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 23% and 21% of total inventories at both August 31, 2015 and 2014, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the consolidated balance sheet by $6 million at both August 31, 2015 and 2014. We perform an analysis of the historical sales usage of the individual inventory items on hand and a reserve is recorded to adjust inventory cost to market value. The inventory valuation assumptions used are based on historical experience. We believe that such estimates are made based on consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.
Goodwill and Long-Lived Assets:
Annual Impairment Review, Estimates and Sensitivity: The purchase price allocation for acquired businesses typically results in recording goodwill and other intangible assets, which are a significant portion of our total assets. On an annual basis, or more frequently if triggering events occur, we compare the estimated fair value of our reporting units to the carrying value to determine if a potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value an impairment loss is recorded, for the difference between the implied fair value and the carrying value of the reporting unit's goodwill. The estimated fair value represents the amount we believe a reporting unit could be bought or sold for in a current transaction between willing parties on an arms-length basis.

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
Fiscal 2015 Interim Impairment Charge: The dramatic decline in oil prices, reduced capital spending by asset owners and suspended drilling and exploration activities caused us to review the recoverability of goodwill, intangible assets and fixed assets of our Energy segment businesses during the second quarter of fiscal 2015 (a “triggering event”). Our Energy segment contains three reporting units for goodwill impairment testing (Hydratight, Cortland and Viking). The products and services of our Hydratight business are primarily tied to downstream production and maintenance activities and therefore are less impacted by changes in customer capital spending patterns or oil & gas prices. However customer demand at the more recent Cortland and Viking acquisitions are more susceptible to changes in oil & gas prices and capital spending changes.
Similar to other energy industry suppliers, we revised our financial projections to reflect market conditions, including lower sales and profit levels. The uncertainty and volatility in the global oil & gas markets resulted in a second quarter goodwill impairment charge of $40 million in our Cortland reporting unit (acquired in fiscal 2009) and $38 million in our Viking reporting unit (acquired in fiscal 2013). There was no impairment in our Hydratight reporting unit, as the estimated fair value significantly exceeded its carrying value.
Fiscal 2015 Year-End Impairment Test:  Our fourth quarter fiscal 2015 impairment review resulted in three reporting units (Viking, Cortland and maximatecc) having an estimated fair value that exceeded the carrying value (expressed as a percentage of the carrying value) by less than 30%.
Cortland and Viking Reporting Units:  While we believe that our Energy businesses will continue to generate positive cash flows and earnings, the financial projections utilized in the year-end impairment review considered historical results and the current challenging conditions in the global oil & gas markets. The estimated fair value of the Cortland and Viking reporting units exceeded the carrying value by 15% and 26%, respectively. Estimated future cash flows from the Cortland business assume low single digit sales growth in fiscal 2016 (after a greater than 20% sales decline in fiscal 2015) and slightly improved profitability, the result of previously completed restructuring actions and material cost reductions. Recent decisions by asset owners in the North Sea to reduce oil drilling activity has resulted in reduced near term sales expectations for Viking. However, estimated future cash flows from Viking are expected to improve compared to fiscal 2015, due the benefit of reduced headcount, facility consolidations and lower capital expenditures and working capital requirements. The assumptions that have the most significant impact on the estimated fair value of the reporting units are the discount rate (10.9% at August 31, 2015) and the sales growth rate (including 3.5% in the terminal year). The carrying value of the Cortland reporting unit was $139 million (including $76 million of goodwill), while the Viking reporting unit had a carrying value of $113 million (including $38 million of goodwill).
maximatecc Reporting Unit:  The maximatecc business, including the legacy North American business and recent acquisitions of CrossControl (Europe) and Turotest (South America) manufactures severe-duty electronic instrumentation including displays and clusters, machine controls and sensors. To mitigate sales headwinds from mining and agriculture customers (due to current commodity prices), reduced general industrial activity and longer sales cycles on recent OEM new product introductions we have taken actions in the business to improve profitability including the outsourcing of certain manufacturing operations and a renewed focus on sales growth opportunities. As a result of these actions, we expect maximatecc to generate single digit sales growth in fiscal 2016 and slightly improved margins as we realize the benefits of completed restructuring actions. Key financial assumptions impacting the estimated fair value include a 10.3% discount rate and a 3% terminal year growth rate. The fair value of the maximatecc reporting unit exceeded its $104 million carrying value (including $64 million of goodwill) by 28% at August 31, 2015.
The assumptions that have the most significant impact on the determination of the fair value of the reporting units are the discount rate and sales growth rates. A 100 basis point increase in the discount rate results in a decrease to the estimated fair values by approximately 11-13%, while a reduction in the terminal year sales growth rate assumption by 100 basis points would decrease the estimated fair values by approximately 7-9%.
A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required. Weakening industry or economic trends, disruptions to our business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets or in entity structure and divestitures may adversely impact the assumptions used in the valuations and ultimately result in future impairment charges.
Long-Lived Assets: Indefinite lived intangible assets are also subject to annual impairment testing. On an annual basis, the fair value of the indefinite lived assets, based on a relief of royalty income approach, are evaluated to determine if an impairment charge is required. In the second quarter of fiscal 2015, we recognized a $6 million impairment of the Viking tradename, the result of lower projected sales levels. Our fourth quarter fiscal 2015 impairment review resulted in one indefinite lived intangible asset in which the estimated fair value exceeded the carrying value of $17 million by 15%. A reduction in sales or operating profits, relative to our projections, may ultimately result in a future non-cash impairment charge related to this tradename.
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
Business Combinations and Purchase Accounting: We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and tangible long-lived assets. Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins and forecasted cash flows based on the discount rate and terminal growth rate.
Employee Benefit Plans: We provide a variety of benefits to employees and former employees, including in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on an August 31 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return on plan assets and health care cost trend rates. We determine the discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of our benefit obligations, with appropriate consideration of local market factors, participant demographics and benefit payment forecasts. At August 31, 2015 and 2014, the weighted-average discount rate on domestic benefit plans was 4.45% and 4.15%, respectively. In estimating the expected return on plan assets, we consider historical returns, forward-looking considerations, inflation assumptions and the asset allocation strategy in investing such assets. Domestic benefit plan assets consist primarily of participating units in mutual funds, index funds and bond funds. The expected return on domestic benefit plan assets was 7.40% and 7.50% at August 31, 2015 and 2014, respectively. A 25 basis point change in the assumptions for the discount rate or expected return on plan assets would not materially change fiscal 2016 domestic benefit plan expense.
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
Income Taxes:   Judgment is required to determine the annual effective income tax rate, deferred tax assets and liabilities, reserves for unrecognized tax benefits and any valuation allowances recorded against net deferred tax assets. Our effective income tax rate is based on annual income, statutory tax rates, tax planning opportunities available in the various jurisdictions in which we operate and other adjustments. Our annual effective income tax rate includes the impact of discrete income tax matters including adjustments to reserves for uncertain tax positions and the benefits of various income tax planning activities.  Tax regulations require items to be included in our tax returns at different times than the items are reflected in our financial statements. As a result, the effective income tax rate in our financial statements differs from that reported in our tax returns. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as amortization and depreciation expense.
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

Use of Estimates:   We record reserves, asset write-downs or allowances for customer rebates, returns and discounts, doubtful accounts, inventory, incurred but not reported medical claims, environmental matters, warranty claims, workers compensation claims, product and non-product litigation, acquisition earn out obligations and incentive compensation. These reserves require the use of estimates and judgment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We believe that such estimates are made on a consistent basis and with appropriate assumptions and methods. However, actual results may differ from these estimates.
Item  7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in foreign currency exchange rates and interest rates and, to a lesser extent, commodities. To reduce such risks, we selectively use financial instruments and other proactive management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading or speculative purposes. A discussion of our accounting policies for derivative financial instruments is included within Note 7, “Derivatives” in the notes to the consolidated financial statements.
Foreign Currency Risk—We maintain operations in the U.S. and various foreign countries. Our non-U.S. operations, the largest of which are located in Australia, the Netherlands, the United Kingdom, Mexico and China, have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions, primarily forward foreign currency swaps, that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 7, “Derivatives” in the notes to the consolidated financial statements for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.
The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, annual sales and operating profit were remeasured assuming a ten percent reduction in foreign exchange rates compared with the U.S. dollar. Under this assumption, annual sales and operating profit (excluding the non-cash impairment charge in the second quarter of fiscal 2015) would have been $63 million and $8 million lower, respectively, for the twelve months ended August 31, 2015. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a ten percent decline in foreign currency exchange rates relative to the U.S. dollar on our August 31, 2015 financial position would result in a $67 million reduction to equity (accumulated other comprehensive loss), as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
Interest Rate Risk—We have earnings exposure related to interest rate changes on any outstanding floating rate debt that is indexed off of LIBOR interest rates. We periodically utilize interest rate swap agreements to manage overall financing costs and interest rate risk. A 25 basis point increase in the applicable interest rates on our variable rate debt in fiscal 2015 would have resulted in a corresponding increase in financing costs of $1 million.
Commodity Risk—We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel and plastic resin are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion, as well as using our LEAD Business System to further mitigate the impact of commodity raw material price fluctuations with improved operating efficiencies.

Item 8.        Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Actuant Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Actuant Corporation and its subsidiaries at August 31, 2015 and August 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
October 28, 2015

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Year Ended August 31,
	2015	2014	2013
Net sales	$1,249,254	$1,399,862	$1,279,742
Cost of products sold	787,413	852,990	772,792
Gross profit	461,841	546,872	506,950
Selling, administrative and engineering expenses	299,601	332,093	293,866
Gain on product line divestiture	—	(13,495)	—
Amortization of intangible assets	24,333	25,166	22,939
Impairment charge	84,353	—	—
Operating profit	53,554	203,108	190,145
Financing costs, net	28,057	25,045	24,837
Other expense, net	106	4,037	2,359
Earnings from continuing operations before income tax expense	25,391	174,026	162,949
Income tax expense	5,519	32,573	15,372
Earnings from continuing operations	19,872	141,453	147,577
Earnings (loss) from discontinued operations, net of income taxes	—	22,120	(117,529)
Net earnings	$19,872	$163,573	$30,048

Earnings from continuing operations per share:
Basic	$0.32	$1.99	$2.02
Diluted	$0.32	$1.95	$1.98

Earnings per share:
Basic	$0.32	$2.31	$0.41
Diluted	$0.32	$2.26	$0.40

Weighted average common shares outstanding:
Basic	61,262	70,942	72,979
Diluted	62,055	72,486	74,580

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended August 31,
	2015	2014	2013
Net earnings	$19,872	$163,573	$30,048
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(143,703)	3,344	(2,918)
Pension and other postretirement benefit plans	(1,506)	(3,159)	3,927
Cash flow hedges	(23)	67	(197)
Total other comprehensive (loss) income, net of tax	(145,232)	252	812
Comprehensive (loss) income	$(125,360)	$163,825	$30,860

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	August 31,
	2015	2014
A S S E T S
Current assets
Cash and cash equivalents	$168,846	$109,012
Accounts receivable, net	193,081	227,008
Inventories, net	142,752	162,620
Deferred income taxes	12,922	11,050
Other current assets	42,788	33,300
Total current assets	560,389	542,990
Property, plant and equipment
Land, buildings, and improvements	48,515	52,989
Machinery and equipment	269,983	281,763
Gross property, plant and equipment	318,498	334,752
Less: Accumulated depreciation	(176,040)	(165,651)
Property, plant and equipment, net	142,458	169,101
Goodwill	608,256	742,770
Other intangibles, net	308,762	365,177
Other long-term assets	17,052	36,841
Total assets	$1,636,917	$1,856,879
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities
Trade accounts payable	$118,115	$145,798
Accrued compensation and benefits	43,707	52,964
Current maturities of debt and short-term borrowings	3,969	4,500
Income taxes payable	14,805	38,347
Other current liabilities	54,460	57,512
Total current liabilities	235,056	299,121
Long-term debt	584,309	385,500
Deferred income taxes	72,941	96,970
Pension and postretirement benefit liabilities	17,828	15,699
Other long-term liabilities	53,782	57,878
Total liabilities	963,916	855,168
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 78,932,533 and 78,480,780 shares, respectively	15,787	15,695
Additional paid-in capital	104,308	93,449
Treasury stock, at cost, 19,726,479 shares and 12,195,359 shares, respectively	(600,630)	(388,627)
Retained earnings	1,367,176	1,349,602
Accumulated other comprehensive loss	(213,640)	(68,408)
Stock held in trust	(4,292)	(4,083)
Deferred compensation liability	4,292	4,083
Total shareholders’ equity	673,001	1,001,711
Total liabilities and shareholders’ equity	$1,636,917	$1,856,879
The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2015	2014	2013
Operating Activities
Net earnings	$19,872	$163,573	$30,048
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	53,239	60,635	53,902
Net gain on disposal of businesses	—	(29,152)	—
Stock-based compensation expense	12,046	17,115	13,440
Provision (benefit) for deferred income taxes	(13,939)	40	(44,265)
Impairment charge	84,353	—	158,817
Amortization of debt discount and debt issuance costs	1,897	1,829	1,940
Other non-cash adjustments	805	(168)	328
Changes in components of working capital and other:
Accounts receivable	12,827	1,336	(10,925)
Inventories	6,608	(21,915)	13,714
Other assets	(8,761)	4,276	(4,603)
Trade accounts payable	(19,801)	(19,832)	(9,279)
Income taxes payable	(11,629)	(46,133)	594
Accrued compensation and benefits	(8,944)	11,779	(14,256)
Other accrued liabilities	395	(18,149)	4,334
Cash provided by operating activities	128,968	125,234	193,789

Investing Activities
Capital expenditures	(22,516)	(41,857)	(23,668)
Proceeds from sale of property, plant and equipment	1,244	44,274	1,621
Proceeds from sale of businesses, net of transaction costs	—	289,590	4,854
Business acquisitions, net of cash acquired	—	(30,500)	(235,489)
Cash (used in ) provided by investing activities	(21,272)	261,507	(252,682)
Financing Activities
Net borrowings (repayments) on revolver and other debt	220	(125,000)	125,000
Principal repayments on term loan	(3,375)	—	(7,500)
Proceeds from term loan	213,375	—	—
Redemption of 5.625% Senior Notes	(11,941)	—	—
Payment of deferred acquisition consideration	—	(1,585)	(5,378)
Debt issuance costs	(2,025)	—	(2,035)
Purchase of treasury shares	(212,003)	(283,712)	(41,832)
Stock option exercises, related tax benefits and other	5,396	32,224	33,261
Cash dividend	(2,598)	(2,919)	(2,911)
Cash (used in) provided by financing activities	(12,951)	(380,992)	98,605
Effect of exchange rate changes on cash	(34,911)	(723)	(3,910)
Net increase in cash and cash equivalents	59,834	5,026	35,802
Cash and cash equivalents - beginning of period	109,012	103,986	68,184
Cash and cash equivalents - end of period	$168,846	$109,012	$103,986
The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2012	75,519	$15,102	$7,725	$(63,083)	$1,161,564	$(69,472)	$(2,689)	$2,689	$1,051,836
Net earnings	—	—	—	—	30,048	—	—	—	30,048
Other comprehensive income, net of tax	—	—	—	—	—	812	—	—	812
Company stock contribution to employee benefit plans and other	21	5	592	—	—	—	—	—	597
Restricted stock awards issuance and vesting	169	34	(34)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,927)	—	—	—	(2,927)
Treasury stock repurchases	—	—	—	(41,832)	—	—	—	—	(41,832)
Stock based compensation expense	—	—	13,440	—	—	—	—	—	13,440
Stock option exercises	1,276	255	24,585	—	—	—	—	—	24,840
Tax effect of stock option exercises and restricted stock vesting	—	—	2,954	—	—	—	—	—	2,954
Stock issued to, acquired for and distributed from rabbi trust	16	3	496	—	—	—	(435)	435	499
Balance at August 31, 2013	77,001	15,399	49,758	(104,915)	1,188,685	(68,660)	(3,124)	3,124	1,080,267
Net earnings	—	—	—	—	163,573	—	—	—	163,573
Other comprehensive income, net of tax	—	—	—	—	—	252	—	—	252
Company stock contribution to employee benefit plans and other	16	3	550	—	—	—	—	—	553
Restricted stock awards issuance and vesting	389	78	(78)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,656)	—	—	—	(2,656)
Treasury stock repurchases	—	—	—	(283,712)	—	—	—	—	(283,712)
Stock based compensation expense	—	—	17,115	—	—	—	—	—	17,115
Stock option exercises	1,065	213	22,210	—	—	—	—	—	22,423
Tax effect of stock option exercises and restricted stock vesting	—	—	3,509	—	—	—	—	—	3,509
Stock issued to, acquired for and distributed from rabbi trust	10	2	385	—	—	—	(959)	959	387
Balance at August 31, 2014	78,481	15,695	93,449	(388,627)	1,349,602	(68,408)	(4,083)	4,083	1,001,711
Net earnings	—	—	—	—	19,872	—	—	—	19,872
Other comprehensive loss, net of tax	—	—	—	—	—	(145,232)	—	—	(145,232)
Company stock contribution to employee benefit plans and other	12	4	459	—	—	—	—	—	463
Restricted stock awards issuance and vesting	365	73	(73)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,298)	—	—	—	(2,298)
Treasury stock repurchases	—	—	—	(212,003)	—	—	—	—	(212,003)
Stock based compensation expense	—	—	12,046	—	—	—	—	—	12,046
Stock option exercises	65	13	1,134	—	—	—	—	—	1,147
Tax effect of stock option exercises and restricted stock vesting	—	—	(2,955)	—	—	—	—	—	(2,955)
Stock issued to, acquired for and distributed from rabbi trust	10	2	248	—	—	—	(209)	209	250
Balance at August 31, 2015	78,933	$15,787	$104,308	$(600,630)	$1,367,176	$(213,640)	$(4,292)	$4,292	$673,001
The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies
Nature of Operations:    Actuant Corporation (“Actuant” or the “Company”) is a global manufacturer of a broad range of industrial products and systems, organized into three reportable segments. The Industrial segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, customized offshore mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various vehicle markets, as well as a variety of other products to the industrial and agriculture markets.
Consolidation and Presentation:    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition or until the date of divestiture. All intercompany balances, transactions and profits have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.
Cash Equivalents:    The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.
Inventories:    Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (approximately 22.6% and 20.6% of total inventories in both 2015 and 2014, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than the amounts in the consolidated balance sheets by $5.6 million and $5.7 million at August 31, 2015 and 2014, respectively.
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
The Company’s goodwill is tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units using a fair value method based on management’s judgments and assumptions. In estimating the fair value, the Company utilizes a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The estimated fair value of the reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill is potentially impaired and the Company then determines the implied fair value of goodwill, which is compared to the carrying value to determine if impairment exists. Indefinite lived intangible assets are also subject to an annual impairment test. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite lived intangible assets are evaluated by the Company to determine if an impairment charge is required. A considerable amount of management judgment is required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranty Costs:    The Company generally offers its customers a warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a reconciliation of the changes in product warranty reserves for fiscal years 2015 and 2014 (in thousands):

	2015	2014
Beginning balance	$4,056	$7,413
Warranty reserve of acquired business	—	44
Product line divestiture	—	(699)
Provision for warranties	4,929	2,769
Warranty payments and costs incurred	(5,009)	(5,477)
Impact of changes in foreign currency rates	(257)	6
Ending balance	$3,719	$4,056
Revenue Recognition:    The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability of the sales price is reasonably assured. For product sales, delivery does not occur until the passage of title and risk of loss have transferred to the customer (generally when products are shipped). Revenue from services and rental contracts are recognized when the services are provided or ratably over the contract term. Unearned revenue related to long-term customer contracts was $8.3 million and $5.0 million at August 31, 2015 and 2014, respectively. Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company generally does not require collateral or other security for receivables and provides for an allowance for doubtful accounts based on historical experience and a review of its existing receivables. Accounts receivable are stated net of an allowance for doubtful accounts of $4.0 million and $6.0 million at August 31, 2015 and 2014, respectively.
Shipping and Handling Costs:    The Company records costs associated with shipping its products in cost of products sold.
Restructuring: The Company has committed to various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing overhead, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. Total restructuring charges for these activities were $5.9 million in fiscal 2015 and impacted all segments. The Company expects to incur an additional $25.0 million of restructuring charges in fiscal 2016 and 2017.
Research and Development Costs:    Research and development costs consist primarily of an allocation of overall engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $17.7 million, $20.0 million and $21.0 million in fiscal 2015, 2014 and 2013, respectively. The Company also incurs significant costs in connection with fulfilling custom orders and developing solutions for unique customer needs which are not included in these research and development expense totals.
Other Income/Expense:    Other income and expense primarily consists of foreign exchange transaction gains and losses of $0.1 million, $4.2 million and $2.7 million in fiscal 2015, 2014 and 2013, respectively.

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
Use of Estimates:    The Company has recorded reserves, asset write downs or allowances for customer rebates, returns and discounts, doubtful accounts, inventory, incurred but not reported medical claims, environmental matters, warranty claims, workers compensation claims, product and non-product litigation and incentive compensation. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate assumptions. Actual results may differ from these estimates under different assumptions or conditions.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2017. The Company is currently evaluating the impact of adopting this standard.
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within fiscal years. The adoption of this standard is not expected to have a material impact on the financial statements of the Company.
Note 2.    Acquisitions
The Company completed two business acquisitions during the last three years. These acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase prices reflected the future earnings and cash flow potential of these companies, as well as the complementary strategic fit and resulting synergies these businesses bring to existing operations. The Company incurred acquisition transaction costs of $0.1 million, $0.5 million and $3.7 million in fiscal 2015, 2014 and 2013, respectively, related to various business acquisition activities.
The Company makes an initial allocation of the purchase price, at the date of acquisition, based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), through asset appraisals and learning more about the newly acquired business, the Company will refine its estimates of fair value and adjust the purchase price allocation. During fiscal 2015, goodwill related to prior year acquisitions decreased by $3.2 million, the net result of purchase accounting adjustments to the fair value of acquired assets and assumed liabilities.
The Company acquired Hayes Industries Ltd. ("Hayes") on May 23, 2014 for $30.5 million. This Industrial segment acquisition is headquartered in Sugarland, Texas and maintains a leading position in the concrete tensioning market. Its products include patented encapsulated anchor systems, wedges and customized extruded cables. The purchase price allocation resulted in the recognition of $14.3 million of goodwill (which is deductible for tax purposes) and $10.6 million of intangible

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets, including $5.0 million of patents, $3.3 million of customer relationships, $2.0 million of tradenames and $0.3 million for non-compete agreements.
The Company acquired Viking SeaTech (“Viking”) for $235.5 million on August 27, 2013. Viking expands the Energy segment's geographic presence, technologies and services provided to the global energy market. Headquartered in Aberdeen, Scotland, Viking provides marine mooring equipment and services to the offshore oil & gas industry. Viking serves customers globally with primary markets in the North Sea (the United Kingdom and Norway), Australia and Southeast Asia. The majority of Viking's revenue is derived from offshore vessel mooring solutions which include design, rental, installation and inspection. The purchase price allocation for this acquisition resulted in the recognition of $86.9 million of goodwill (which is not deductible for tax purposes) and $65.4 million of intangible assets, including $40.5 million of customer relationships and $24.9 million of tradenames.
The following unaudited pro forma results of operations of the Company give effect to all acquisitions completed in the years ended August 31, 2014 and 2013 as though the transactions and related financing activities had occurred on September 1, 2012 (in thousands, except per share amounts).

	2014	2013
Net Sales
As reported	$1,399,862	$1,279,742
Pro Forma	1,419,915	1,390,251
Earnings from continuing operations
As reported	$141,453	$147,577
Pro Forma	142,589	156,353
Basic earnings per share from continuing operations
As reported	$1.99	$2.02
Pro Forma	2.01	2.14
Diluted earnings per share from continuing operations
As reported	$1.95	$1.98
Pro Forma	1.97	2.10
Note 3.    Discontinued Operations and Divestitures
On June 13, 2014, the Company completed the divestiture of its Recreational Vehicle ("RV") business for $36.5 million in cash. This product line divestiture resulted in a $13.5 million pre-tax gain on sale ($2.8 million net of tax). The results of the RV business (which had sales of $22.0 million in fiscal 2014) are not material to the consolidated financial results and are included in continuing operations.
The former Electrical segment designed, manufactured and distributed a broad range of electrical products to the retail DIY, wholesale, OEM, solar, utility and marine markets. The Company committed to a plan to divest the former Electrical segment during fiscal 2013, and recognized a non-cash impairment charge of $159.1 million, including a write-down of $137.8 million of goodwill and $21.3 million of indefinite lived intangible assets (tradenames). The impairment charge represented the excess of the net book value of the assets held for sale over the estimated fair value, less selling costs. On December 13, 2013, the Company completed the sale of the Electrical segment for net cash proceeds of $252.4 million, which resulted in a pre-tax gain on disposal of $34.5 million ($26.3 million net of tax).

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the results of the Electrical segment, which is reported as a discontinued operation, for the years ended August 31, 2014 and 2013 (in thousands):

	2014	2013
Net sales	$72,139	$286,308

Operating profit (loss)	(4,873)	34,536
Impairment charge	—	(159,104)
Gain on disposal	34,459	—
Income tax benefit (expense)	(7,466)	7,039
Income (loss) from discontinued operations, net of taxes	$22,120	$(117,529)
Note 4.    Goodwill and Other Intangible Assets
The Energy segment provides products and services to the global energy markets, where safety, reliability, up-time and productivity are key value drivers. The dramatic decline in oil prices in fiscal 2015 caused customers to reduce the scope of maintenance activities or extend intervals between scheduled maintenance and significantly cut back capital spending. While the Company believes in the long-term growth prospects of the global energy markets, it has taken several actions to adjust the cost structure of the Energy segment in response to current unfavorable market demand.
  The Energy segment contains three reporting units for goodwill impairment testing (Hydratight, Cortland and Viking). The Hydratight business is primarily tied to downstream production and maintenance activities and therefore is less impacted by changes in customer capital spending patterns or oil & gas prices. However, customer demand at the more recent Cortland and Viking acquisitions is more susceptible to changes in oil & gas prices and capital spending reductions. During the second quarter of fiscal 2015, the Company recognized a $84.4 million non-cash pre-tax impairment charge related to the goodwill and indefinite-lived intangible assets of the Cortland and Viking businesses. The impairment charge (as a result of lower projected near-term sales and profits) consisted of a $78.0 million write-down of goodwill and $6.4 million impairment of indefinite-lived intangible assets (tradenames).
Changes in the gross carrying value of intangible assets and goodwill result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the years ended August 31, 2015 and 2014 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2013	$82,611	$341,903	$310,438	$734,952
Business acquired (Hayes)	17,536	—	—	17,536
Purchase accounting adjustments	—	(835)	—	(835)
Divestiture of RV business	—	—	(17,843)	(17,843)
Impact of changes in foreign currency rates	119	9,559	(718)	8,960
Balance as of August 31, 2014	100,266	350,627	291,877	742,770
Purchase accounting adjustments	(3,244)	—	—	(3,244)
Impairment charge	—	(78,530)	—	(78,530)
Impact of changes in foreign currency rates	(4,915)	(35,647)	(12,178)	(52,740)
Balance as of August 31, 2015	$92,107	$236,450	$279,699	$608,256

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	Weighted Average Amortization Period (Year)	August 31, 2015			August 31, 2014
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$302,518	$132,007	$170,511	$325,164	$117,706	$207,458
Patents	10	30,899	19,928	10,971	31,678	17,494	14,184
Trademarks and tradenames	18	21,604	7,055	14,549	23,241	6,201	17,040
Non-compete agreements & other	3	6,790	6,496	294	7,373	6,783	590
Indefinite lived intangible assets:
Tradenames	N/A	112,437	—	112,437	125,905	—	125,905
		$474,248	$165,486	$308,762	$513,361	$148,184	$365,177
Amortization expense for future years is estimated to be: $23.5 million in fiscal year 2016, $22.5 million in fiscal 2017, $22.2 million in fiscal 2018, $22.0 million in fiscal 2019, $21.4 million in fiscal 2020 and $84.7 million in aggregate thereafter. The future amortization expense amounts represent estimates and may be impacted by potential future acquisitions, divestitures or changes in foreign currency exchange rates.
Note 5.    Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	August 31,
	2015	2014
Senior Credit Facility
Revolver	$—	$—
Term Loan	300,000	90,000
	300,000	90,000
5.625% Senior Notes	288,059	300,000
Total Senior Indebtedness	588,059	390,000
Less: current maturities of long-term debt	(3,750)	(4,500)
Total long-term debt, less current maturities	$584,309	$385,500
The Company’s Senior Credit Facility, which was amended and extended during the third quarter of fiscal 2015, matures on May 8, 2020, provides a $600.0 million revolver, a $300.0 million term loan and a $450.0 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. As of August 31, 2015, the borrowing spread on LIBOR based borrowings was 1.75% (aggregating to a 2.00% variable rate borrowing cost). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum. As of August 31, 2015, the unused credit line under the revolver was $589.0 million, of which $176.0 million was available for borrowings. Quarterly term loan principal payments of $3.8 million begin on June 30, 2016, increase to $7.5 million per quarter on June 30, 2017, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.50:1. The Company was in compliance with all financial covenants at August 31, 2015.
On April 16, 2012, the Company issued $300.0 million of 5.625% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (ranging from 100.0% to 102.8%), plus accrued and unpaid interest. As required under the indenture governing the Senior Notes, on

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 19, 2015, the Company initiated an offer to repurchase, at par value, up to $165.0 million of Senior Notes representing the non-reinvested proceeds from the fiscal 2014 business divestitures. Prior to its expiration, the Company repurchased $11.9 million of Senior Notes pursuant to this tender offer in the fourth quarter of fiscal 2015.
The Company made cash interest payments of $24.8 million, $21.0 million and $21.0 million in fiscal 2015, 2014 and 2013, respectively.
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
The fair value of the Company’s cash and cash equivalents, foreign currency derivatives, accounts receivable, accounts payable and its variable rate long-term debt approximated book value at August 31, 2015 and 2014 due to their short-term nature and the fact that the interest rates approximated year-end market rates. The fair value of the Company’s outstanding 5.625% Senior Notes was $287.3 million ($288.1 million outstanding) and $315.8 million ($300.0 million outstanding) at August 31, 2015 and 2014, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.
Note 7. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. On the date the Company enters into a derivative contract, it designates the derivative as a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company does not enter into derivatives for speculative purposes. Changes in the value of fair value hedges and non-designated hedges are recorded in earnings along with the gain or loss on the hedged asset or liability, while changes in the value of cash flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows. The fair value of outstanding foreign currency derivatives was a liability of $0.2 million and $1.0 million at August 31, 2015 and 2014, respectively.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted inventory purchases and other cash flows that are denominated in non-functional currencies (cash flow hedges). The U.S. dollar equivalent notional value of these foreign currency forward contracts was $0.5 million and $1.0 million, at August 31, 2015 and 2014, respectively.
The Company also utilizes forward foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. The U.S. dollar equivalent notional value of these short duration foreign currency forward contracts was $170.7 million and $219.9 million, at August 31, 2015 and 2014, respectively. Net foreign currency losses related to these derivative instruments are as follows (in thousands):

	Year ended August 31,
	2015	2014
Foreign currency loss	$(95)	$(13,465)
These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in other expense in the condensed consolidated statement of earnings).
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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2015, future obligations under non-cancelable operating leases were as follows: $29.5 million in fiscal 2016; $24.9 million in fiscal 2017; $20.9 million in fiscal 2018; $17.8 million in fiscal 2019; $15.1 million in fiscal 2020; and $31.5 million in aggregate thereafter. Total related rental expense under operating leases was $35.7 million, $31.6 million and $26.0 million in fiscal 2015, 2014 and 2013, respectively. In fiscal 2014, the Company completed the sale leaseback (seven year term) of certain rental assets of the Viking business for proceeds of $41.0 million.
As discussed in Note 14, “Contingencies and Litigation” the Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun off.
Note 9.    Employee Benefit Plans
Defined Benefit Pension Plans
The Company has several defined benefit pension plans covering certain existing and former employees of domestic businesses it acquired, that were entitled to those benefits prior to acquisition, or existing and former employees of international subsidiaries. Most of the U.S. defined benefit pension plans are frozen, and as a result, the majority of the plan participants no longer earn additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s U.S. defined benefit pension plans as of the August 31 measurement date (in thousands):

	2015	2014
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$47,545	$45,046
Interest cost	1,920	2,146
Actuarial (gain) loss	(170)	3,769
Benefits paid	(3,683)	(3,416)
Benefit obligation at end of year	$45,612	$47,545
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$44,642	$34,054
Actual return on plan assets	(2,088)	5,180
Company contributions	310	8,824
Benefits paid from plan assets	(3,683)	(3,416)
Fair value of plan assets at end of year	39,181	44,642
Funded status of the plans (underfunded)	$(6,431)	$(2,903)
The following table provides detail on the Company’s net periodic benefit costs (in thousands):

	Year ended August 31,
	2015	2014	2013
Interest cost	$1,920	$2,146	$1,928
Expected return on assets	(3,143)	(2,959)	(2,468)
Amortization of actuarial loss	828	667	878
Net benefit cost (income)	$(395)	$(146)	$338
At August 31, 2015 and 2014, $15.2 million and $12.6 million, respectively, of pension plan actuarial losses, which have not yet been recognized in net periodic benefit cost, were included in accumulated other comprehensive loss, net of income taxes. During fiscal 2016, $0.5 million of these actuarial losses are expected to be recognized in net periodic benefit cost.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine U.S. pension plan obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2015	2014	2013
Assumptions for benefit obligations:
Discount rate	4.45%	4.15%	4.90%
Assumptions for net periodic benefit cost:
Discount rate	4.15%	4.90%	3.90%
Expected return on plan assets	7.50%	7.65%	7.75%

The Company employs a total return on investment approach for its pension plan assets whereby a mix of equity and fixed income investments are used to maximize the long-term return for plan assets, at a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Within the equity allocation, a blend of growth and value investments is maintained in a variety of market capitalizations and diversified between U.S. and non-U.S. stocks. The Company’s targeted asset allocation as a percentage of total plan assets is 60% - 80% in equity securities, with the remainder invested in fixed income securities and cash. Cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis. At August 31, 2015, Company’s overall expected long-term rate of return for assets in U.S. pension plans was 7.4%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The target return is based on historical returns adjusted to reflect the current view of the long-term investment market.
The fair value of all U.S. pension plan assets are determined based on quoted market prices and therefore all plan assets are determined based on Level 1 inputs, except for fixed income securities which are valued based on Level 2 inputs, as defined in Note 6, “Fair Value Measurements.” The U.S. pension plan investment allocations by asset category were as follows (in thousands):

	Year Ended August 31,
	2015	%	2014	%
Cash and cash equivalents	$314	0.8%	$—	—%
Fixed income securities:
Corporate bonds	9,481	24.2	9,749	21.8
Mutual funds	3,100	7.9	4,474	10.0
	12,581	32.1	14,223	31.8
Equity securities:
Mutual funds	26,286	67.1	30,419	68.2
Total plan assets	$39,181	100.0%	$44,642	100.0%
Projected benefit payments from plan assets to participants in the Company’s U.S. pension plans are approximately $2.8 million per year for fiscal 2016 through 2020 and $15.0 million in aggregate for the following five years.
Non-U.S. Defined Benefit Pension Plans
The Company has several non-U.S. defined benefit pension plans which cover certain existing and former employees of businesses outside the U.S. Most of the participants in the non-U.S. defined benefit pension plans continue to earn additional benefits. The funded status of these plans is summarized as follows (in thousands):

	August 31,
	2015	2014
Benefit obligation	$14,255	$18,599
Fair value of plan assets	8,675	10,312
Funded status of plans (underfunded)	$(5,580)	$(8,287)

Net periodic benefit cost for these non-U.S. plans was $1.0 million, $1.3 million and $0.8 million in fiscal 2015, 2014 and 2013, respectively. The weighted average discount rate utilized for determining the benefit obligation at August 31, 2015 and 2014 was 3.1% and 3.2%, respectively. The plan assets of these non-U.S. pension plans consist primarily of participating units

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in fixed income securities and insurance contracts. The Company’s overall expected long-term rate of return on these investments is 3.9%. During fiscal 2016, the Company anticipates contributing $0.4 million in aggregate to these pension plans.
Other Postretirement Health Benefit Plans
The Company provides other postretirement health benefits (“OPEB”) to certain existing and former employees of domestic businesses it acquired, who were entitled to such benefits prior to acquisition. These unfunded plans had a benefit obligation of $3.5 million and $3.1 million at August 31, 2015 and 2014, respectively. These obligations are determined utilizing assumptions consistent with those used for U.S. pension plans and a health care cost trend rate of 7.8%, trending downward to 5.0% by the year 2022, and remaining level thereafter. Net periodic benefit costs for the other postretirement benefits was a benefit of approximately $0.1 million for each of the years ended August 31, 2015, 2014 and 2013. Benefit payments from the plan are funded through participant contributions and Company contributions, which are projected to be $0.3 million in fiscal 2016.
Defined Contribution Benefit Plans
The Company maintains a 401(k) Plan for substantially all full time U.S. employees (the “401(k) Plan”). Under plan provisions, the Company either funds cash or issues new shares of Class A common stock for its contributions. Amounts are allocated to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan. While contributions vary, the Company generally makes core contributions to employee accounts equal to 3% of each employee’s eligible annual cash compensation, subject to IRS limitations. In addition, the Company matches approximately 25% of each employee’s contribution up to 6% of the employee’s eligible compensation. The Company also maintains a Restoration Plan that allows eligible highly compensated employees (as defined by the Internal Revenue Code) to receive a core contribution as if no IRS limits were in place. Company contributions to the Restoration Plan are made in the form of Actuant common stock and are contributed into each eligible participant’s Deferred Compensation Plan account. Expense recognized related to the 401(k) plan totaled $4.3 million, $4.5 million and $4.5 million for the years ended August 31, 2015, 2014 and 2013, respectively.
In addition to the 401(k) Plan, the Company sponsors a nonqualified supplemental executive retirement plan (“the SERP Plan”). The unfunded SERP Plan covers certain executive employees and has a benefit accrual formula based on age and years of service (with Company contributions ranging from 3% to 6% of eligible wages). This unfunded plan had a $2.0 million benefit obligation at both August 31, 2015 and 2014, respectively. Expense recognized in fiscal 2015, 2014 and 2013 for the SERP Plan was $0.3 million, $0.4 million, and $0.6 million respectively.
Deferred Compensation Plan
The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current cash compensation in order to provide future savings benefits. Eligibility is limited to employees that earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment, in Company common stock, or a combination of the two. The fixed income portion of the plan is unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $22.7 million and $22.8 million are included in the consolidated balance sheets at August 31, 2015 and 2014, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense of $1.8 million, $1.7 million and $1.6 million for the years ended August 31, 2015, 2014 and 2013, respectively, for non-funded interest on participant deferrals in the fixed income investment option. Company common stock contributions to fund the plan are held in a rabbi trust, accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value of Actuant common stock are not recognized. The shares held in the trust are included in both the basic and diluted earnings per share calculations. The cost of the shares held in the trust was $3.7 million and $2.9 million at August 31, 2015 and 2014, respectively.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Income Taxes
Income tax expense from continuing operations is summarized as follows (in thousands):

	Year ended August 31,
	2015	2014	2013
Currently payable:
Federal	$(126)	$23,211	$24,809
Foreign	21,200	9,059	13,335
State	(1,616)	(657)	902
	19,458	31,613	39,046
Deferred:
Federal	(4,416)	4,224	(13,514)
Foreign	(9,199)	(4,130)	(9,942)
State	(324)	866	(218)
	(13,939)	960	(23,674)
	$5,519	$32,573	$15,372

Income tax expense from continuing operations recognized in the accompanying consolidated statements of earnings differs from the amounts computed by applying the federal income tax rate to earnings from continuing operations before income tax expense. A reconciliation of income taxes at the federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	(0.2)	0.8	0.9
Net effects of foreign tax rate differential and credits (1)	(58.4)	(10.5)	(8.8)
Domestic manufacturing deduction	(5.1)	(1.0)	(1.0)
Goodwill impairment (2)	78.6	—	—
Valuation allowance additions and releases (3)	15.5	(8.0)	(3.1)
Changes in liability for unrecognized tax benefits (4)	(42.1)	3.2	(5.6)
Change in income tax accounting method, net	—	(5.6)	—
Business (RV) divestiture	—	3.0	—
Prior period correction (5)	—	—	(6.5)
Other items	(1.6)	1.8	(1.5)
Effective income tax rate	21.7%	18.7%	9.4%
(1) During fiscal 2015, the Company generated significant foreign tax credits and approximately 68% of pre-tax earnings (excluding the impairment charge) were generated in foreign jurisdictions with tax rates lower than the U.S. federal income tax rate.
(2) Fiscal 2015 net earnings includes an $84.4 million impairment of goodwill and intangible assets, of which $6.3 million is deductible for income tax purposes.
(3) Additional valuation allowances of $5.7 million, were established in fiscal 2015 due to uncertainty regarding utilization of foreign operating loss carryforwards, which were partially offset by the reversal of $2.3 million of previously established reserves.
(4) The liability for unrecognized tax benefits decreased $9.5 million in fiscal 2015 primarily due to settlements and lapsing of tax audit statutes.
(5) During fiscal 2013, the Company recorded a $10.6 million adjustment to properly state deferred income tax balances associated with its equity compensation programs. The correction was not material to current or previously issued financial statements.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items (in thousands):

	August 31,
	2015	2014
Deferred income tax assets:
Operating loss and tax credit carryforwards	$19,419	$18,062
Compensation related liabilities	27,047	23,496
Postretirement benefits	5,462	5,082
Inventory	3,253	2,775
Book reserves and other items	11,976	12,214
Total deferred income tax assets	67,157	61,629
Valuation allowance	(8,053)	(5,608)
Net deferred income tax assets	59,104	56,021
Deferred income tax liabilities:
Depreciation and amortization	(109,447)	(124,688)
Other items	(4,539)	(5,728)
Deferred income tax liabilities	(113,986)	(130,416)
Net deferred income tax liability	$(54,882)	$(74,395)
The Company has $50.5 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities. These state net operating carryforwards expire at various times through 2035. The Company also has $66.1 million of foreign loss carryforwards which are available to reduce certain future foreign tax liabilities. Approximately half of the foreign loss carryforwards are not subject to any expiration dates, while the balance expire at various times through 2025. The valuation allowance represents a reserve for deferred tax assets, including net operating loss and tax credit carryforwards, for which utilization is uncertain.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	2015	2014	2013
Beginning balance	$39,509	$18,006	$24,608
Increases based on tax positions related to the current year	2,183	28,053	3,601
Increase for tax positions taken in a prior period	8,935	—	—
Decrease for tax positions taken in a prior period	(633)	—	(100)
Decrease due to lapse of statute of limitations	(4,464)	(7,030)	(7,522)
Decrease due to settlements	(14,180)	—	(2,581)
Changes in foreign currency exchange rates	(1,426)	480	—
Ending balance	$29,924	$39,509	$18,006
Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. As of August 31, 2015, 2014 and 2013, the Company recognized $1.8 million, $2.0 million and $2.9 million, respectively for interest and penalties related to unrecognized tax benefits. The Company recognizes interest and penalties related to underpayment of income taxes as a component of income tax expense. The previously reported August 31, 2014 reserve for unrecognized tax benefits increased by $7.2 million the result of an adjustment to reclassify amounts previously reported as a valuation allowance reserve. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign income tax examinations by tax authorities in our major tax jurisdictions for years before fiscal 2006. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $1.6 million within the next twelve months.
The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the U.S.. Accordingly, the Company does not currently provide for the additional U.S. and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to $384.5 million at August 31, 2015. If all such undistributed earnings were remitted, an additional income tax provision of $70.9 million would have been necessary as of August 31, 2015. The percentage of incremental U.S. taxes on unremitted earnings as of August 31, 2015 was 18.4%.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings before income taxes, for continuing operations, are summarized as follows (in thousands):

	Year Ended August 31,
	2015	2014	2013
Domestic	$14,593	$84,854	$67,392
Foreign	10,798	89,172	95,557
	$25,391	$174,026	$162,949
Both domestic and foreign pre-tax earnings are impacted by changes in sales levels, acquisition and divestiture activities, restructuring costs and the related benefits, growth investments, debt levels and the impact of changes in foreign currency exchange rates. In fiscal 2015, domestic and foreign earnings included goodwill impairment charges of $20.3 million and $64.1 million, respectively, while, fiscal 2014 domestic earnings included a $13.5 million gain on the RV divestiture.
Cash paid for income taxes (including tax due on divestitures), net of refunds was $26.4 million, $57.2 million and $42.1 million during the years ended August 31, 2015, 2014 and 2013, respectively.
Note 11.    Capital Stock and Share Repurchases
The authorized common stock of the Company as of August 31, 2015 consisted of 168,000,000 shares of Class A common stock, 0.20 par value, of which 78,932,533 shares were issued and 59,206,054 outstanding; 1,500,000 shares of Class B common stock, 0.20 par value, none of which were issued and outstanding; and 160,000 shares of cumulative preferred stock, 1.00 par value (“preferred stock”), none of which have been issued. Holders of both classes of the Company’s common stock are entitled to dividends, as the Company’s board of directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the common stock. If the Company were to issue any of its preferred stock, no dividends could be paid or set apart on shares of common stock, unless paid in common stock, until dividends on all of the issued and outstanding shares of preferred stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.
The Company's Board of Directors authorized four separate authorizations (September 2011, March 2014, October 2014 and March 2015) to repurchase up to 7,000,000 shares each of the Company’s outstanding common stock. At August 31, 2015, total shares repurchased totaled 19,726,479 and an additional 8,273,521 shares have been authorized to be repurchased under the existing share repurchase programs.
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended August 31,
	2015	2014	2013
Numerator:
Net earnings	$19,872	$163,573	$30,048
Denominator:
Weighted average common shares outstanding - basic	61,262	70,942	72,979
Net effect of dilutive securities - stock based compensation plans	793	1,544	1,601
Weighted average common shares outstanding - diluted	62,055	72,486	74,580

Basic Earnings Per Share:	$0.32	$2.31	$0.41

Diluted Earnings Per Share:	$0.32	$2.26	$0.40
At August 31, 2015, 2014 and 2013, outstanding share based awards to acquire 2,056,000, 522,000 and 619,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Stock Plans
Stock options may be granted to key employees and directors under the Actuant Corporation 2009 Omnibus Incentive Plan (the “Plan”). At August 31, 2015, 9,400,000 shares of Class A common stock were authorized for issuance under the Plan, of which 2,700,793 shares were available for future award grants. The Plan permits the Company to grant share-based awards, including stock options, restricted stock and Performance Shares to employees and directors. Options generally have a maximum term of ten years, an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant and generally vest 50% after three years and 100% after five years. The Company’s restricted stock grants generally have similar vesting provisions. The Performance Shares include a three-year performance period, with vesting based 50% on achievement of an absolute Free Cash Flow Conversion target and 50% on the Company’s Total Shareholder Return (TSR) relative to the S&P 600 SmallCap Industrial index. The provisions of share-based awards may vary by individual grant with respect to vesting period, dividend and voting rights, performance conditions and forfeitures.
A summary of stock option activity during fiscal 2015 is as follows:

	Shares	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2014	3,250,401	$25.24
Granted	777,238	21.41
Exercised	(70,581)	19.99
Forfeited	(104,395)	28.50
Outstanding on August 31, 2015	3,852,663	$24.47	4.9	$2.9	million
Exercisable on August 31, 2015	2,551,341	$24.29	3.0	$2.3	million
Intrinsic value is the difference between the market value of the stock at August 31, 2015 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below (in thousands, except per share amounts):

	Year Ended August 31,
	2015	2014	2013
Weighted-average fair value of options granted (per share)	$8.35	$14.46	$10.49
Intrinsic value of options exercised	366	16,380	15,803
Cash receipts from exercise of options	1,147	21,995	24,840
A summary of restricted stock activity (including Performance Shares) during fiscal 2015 is as follows:

	Number of Shares	Weighted-Average Fair Value at Grant Date (Per Share)
Outstanding on August 31, 2014	1,326,460	$28.27
Granted	579,980	23.96
Forfeited	(295,400)	27.58
Vested	(413,772)	23.85
Outstanding on August 31, 2015	1,197,268	28.13
As of August 31, 2015, there was $23.8 million of total unrecognized compensation cost related to share-based awards, including stock options and restricted stock awards/units. That cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares vested during the fiscal years ended August 31, 2015 and 2014 was $14.2 million and $17.9 million, respectively.

The Company generally records compensation expense over the vesting period for restricted stock awards based on the market value of Actuant common stock on the grant date. Stock based compensation expense is determined using a binomial pricing model for options. The fair value of Performance Shares with market vesting conditions is determined utilizing a Monte Carlo simulation model. Assumptions used to determine the fair value of each option were based upon historical data

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and standard industry valuation practices and methodology. The following weighted-average assumptions were used in each fiscal year:

	Fiscal Year Ended August 31,
	2015	2014	2013
Dividend yield	0.15%	0.11%	0.14%
Expected volatility	37.80%	38.30%	38.36%
Risk-free rate of return	1.19%	0.70%	0.84%
Expected forfeiture rate	14%	14%	15%
Expected life	6.1 years	6.1 years	6.1 years
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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize financial information by reportable segment and product line (in thousands):

	Year Ended August 31,
	2015	2014	2013
Net Sales by Segment:
Industrial	$402,464	$413,902	$422,620
Energy	411,875	462,368	363,372
Engineered Solutions	434,915	523,592	493,750
	$1,249,254	$1,399,862	$1,279,742
Net Sales by Reportable Product Line:
Industrial	$402,464	$413,902	$422,620
Energy	411,875	462,368	363,372
Vehicle Systems	220,889	272,201	253,073
Other	214,026	251,391	240,677
	$1,249,254	$1,399,862	$1,279,742
Operating Profit (Loss):
Industrial	$105,652	$120,250	$117,644
Energy	(41,351)	56,412	63,280
Engineered Solutions	19,789	55,430	40,328
General Corporate	(30,536)	(28,984)	(31,107)
	$53,554	$203,108	$190,145
Depreciation and Amortization:
Industrial	$8,257	$7,597	$8,553
Energy	26,532	33,983	18,451
Engineered Solutions	16,652	17,602	16,949
General Corporate	1,798	1,453	2,145
Discontinued Operations	—	—	7,804
	$53,239	$60,635	$53,902
Capital Expenditures
Industrial	$1,249	$3,349	$3,524
Energy	11,864	26,787	9,417
Engineered Solutions	8,472	8,763	7,001
General Corporate	931	2,956	867
Discontinued Operations	—	2	2,859
	$22,516	$41,857	$23,668

	August 31,
	2015	2014
Assets:
Industrial	$293,738	$307,058
Energy	601,521	788,915
Engineered Solutions	588,200	643,323
General Corporate	153,458	117,583
	$1,636,917	$1,856,879
In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisition/divestiture activities, impairment charges, restructuring costs and related benefits. Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize sales and long-lived assets (fixed assets, deposits and other long-term assets) by geographic region (in thousands):

	Year Ended August 31,
	2015	2014	2013
Net Sales:
United States	$526,061	$573,590	$549,057
Netherlands	139,432	151,549	159,396
United Kingdom	113,743	162,508	144,131
Australia	94,319	82,778	68,255
China	46,702	47,844	43,302
United Arab Emirates	44,211	18,101	10,429
France	43,068	53,542	52,806
All other	241,718	279,530	252,366
	$1,249,254	$1,399,862	$1,279,742

	August 31,
	2015	2014
Long-lived Assets:
United States	$41,645	$44,971
Norway	20,297	29,715
United Kingdom	21,704	28,364
Australia	15,227	20,431
China	18,199	19,166
All other	27,990	42,317
	$145,062	$184,964
The Company’s largest customer accounted for less than 2% of sales in each of the last three fiscal years. Export sales from domestic operations were approximately 6.6% of total net sales in each of the periods presented.

Note 14.    Contingencies and Litigation
The Company had outstanding letters of credit of $18.1 million and $14.0 million at August 31, 2015 and 2014, respectively, the majority of which secure self-insured workers compensation obligations.
The Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor, patent claims other disputes. Fiscal 2015 financial results include a $4.3 million charge for adverse litigation matters. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $17.9 million at August 31, 2015 (including $13.2 million related to the divested Electrical segment).
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 15.    Guarantor Subsidiaries
On April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $288.1 million remains outstanding as of August 31, 2015. All of our material domestic wholly owned subsidiaries (the “Guarantors”)

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.
Certain assets, liabilities and expenses have not been allocated to the Guarantors and non-Guarantors and therefore are included in the Parent column in the accompanying consolidating financial statements. These items are of a corporate or consolidated nature and include, but are not limited to, tax provisions and related assets and liabilities, certain employee benefit obligations, prepaid and accrued insurance and corporate indebtedness. Intercompany activity in the consolidating financial statements primarily includes loan activity, purchases and sales of goods or services, investments and dividends. Intercompany balances also reflect certain non-cash transactions including transfers of assets and liabilities between the Parent, Guarantor and non-Guarantor, allocation of non-cash expenses from the Parent to the Guarantors and non-Guarantors, non-cash intercompany dividends and the impact of foreign currency rate changes.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Year Ended August 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$158,836	$268,070	$822,348	$—	$1,249,254
Cost of products sold	40,858	189,251	557,304	—	787,413
Gross profit	117,978	78,819	265,044	—	461,841
Selling, administrative and engineering expenses	74,588	56,054	168,959	—	299,601
Impairment charge	—	20,249	64,104	—	84,353
Amortization of intangible assets	1,272	10,594	12,467	—	24,333
Operating profit (loss)	42,118	(8,078)	19,514	—	53,554
Financing costs, net	29,295	—	(1,238)	—	28,057
Intercompany expense (income), net	(19,727)	1,432	18,295	—	—
Intercompany dividends	(212)	(243)	(31)	486	—
Other expense (income), net	160	(71)	17	—	106
Earnings (loss) before income tax expense (benefit)	32,602	(9,196)	2,471	(486)	25,391
Income tax expense (benefit)	(8,218)	1,702	12,119	(84)	5,519
Net earnings (loss) before equity in earnings (loss) of subsidiaries	40,820	(10,898)	(9,648)	(402)	19,872
Equity in earnings (loss) of subsidiaries	(20,948)	8,466	31	12,451	—
Net earnings (loss)	$19,872	$(2,432)	$(9,617)	$12,049	$19,872
Comprehensive loss	$(125,360)	$(19,551)	$(85,374)	$104,925	$(125,360)

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in thousands)

	Year Ended August 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$195,573	$315,715	$888,574	$—	$1,399,862
Cost of products sold	57,464	219,750	575,776	—	852,990
Gross profit	138,109	95,965	312,798	—	546,872
Selling, administrative and engineering expenses	96,220	44,102	191,771	—	332,093
Loss (gain) on product line divestiture	1,200	(14,695)	—	—	(13,495)
Amortization of intangible assets	1,272	10,520	13,374	—	25,166
Operating profit	39,417	56,038	107,653	—	203,108
Financing costs, net	25,611	3	(569)	—	25,045
Intercompany expense (income), net	(27,601)	5,520	22,081	—	—
Other expense (income), net	12,716	153	(8,832)	—	4,037
Earnings from continuing operations before income tax expense (benefit)	28,691	50,362	94,973	—	174,026
Income tax expense (benefit)	(16,529)	30,793	18,309	—	32,573
Net earnings from continuing operations before equity in earnings of subsidiaries	45,220	19,569	76,664	—	141,453
Equity in earnings of subsidiaries	139,865	33,061	6,160	(179,086)	—
Earnings from continuing operations	185,085	52,630	82,824	(179,086)	141,453
Earnings (loss) from discontinued operations	(21,512)	56,494	(12,862)	—	22,120
Net earnings	$163,573	$109,124	$69,962	$(179,086)	$163,573
Comprehensive income	$163,825	$123,148	$55,990	$(179,138)	$163,825

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended August 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$196,531	$293,884	$789,327	$—	$1,279,742
Cost of products sold	65,178	201,704	505,910	—	772,792
Gross profit	131,353	92,180	283,417	—	506,950
Selling, administrative and engineering expenses	69,734	59,358	164,774	—	293,866
Amortization of intangible assets	1,276	10,481	11,182	—	22,939
Operating profit	60,343	22,341	107,461	—	190,145
Financing costs, net	25,270	9	(442)	—	24,837
Intercompany expense (income), net	(21,041)	1,082	19,959	—	—
Other expense (income), net	(2,105)	(571)	5,035	—	2,359
Earnings from continuing operations before income tax expense (benefit)	58,219	21,821	82,909	—	162,949
Income tax expense (benefit)	(798)	2,009	14,161	—	15,372
Net earnings from continuing operations before equity in earnings (loss) of subsidiaries	59,017	19,812	68,748	—	147,577
Equity in earnings (loss) of subsidiaries	(26,527)	7,822	2,173	16,532	—
Earnings from continuing operations	32,490	27,634	70,921	16,532	147,577
Loss from discontinued operations	(2,442)	(76,634)	(38,453)	—	(117,529)
Net earnings (loss)	30,048	(49,000)	32,468	16,532	30,048
Comprehensive income (loss)	$30,860	$(48,416)	$31,099	$17,317	$30,860

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$18,688	$523	$149,635	$—	$168,846
Accounts receivable, net	16,135	33,748	143,198	—	193,081
Inventories, net	23,074	33,480	86,198	—	142,752
Deferred income taxes	9,256	—	3,666	—	12,922
Other current assets	18,020	2,967	21,801	—	42,788
Total current assets	85,173	70,718	404,498	—	560,389
Property, plant & equipment, net	6,363	23,691	112,404	—	142,458
Goodwill	38,847	189,337	380,072	—	608,256
Other intangibles, net	10,702	109,665	188,395	—	308,762
Investment in subsidiaries	2,067,438	1,017,418	27,552	(3,112,408)	—
Intercompany receivable	—	619,198	565,968	(1,185,166)	—
Other long-term assets	10,694	—	6,358	—	17,052
Total assets	$2,219,217	$2,030,027	$1,685,247	$(4,297,574)	$1,636,917
LIABILITIES & SHAREHOLDERS' EQUITY
Trade accounts payable	$14,700	$19,213	$84,202	$—	$118,115
Accrued compensation and benefits	16,479	2,952	24,276	—	43,707
Current maturities of debt and other short-term borrowings	3,750	—	219	—	3,969
Income taxes payable	10,947	—	3,858	—	14,805
Other current liabilities	19,817	4,783	29,860	—	54,460
Total current liabilities	65,693	26,948	142,415	—	235,056
Long-term debt	584,309	—	—	—	584,309
Deferred income taxes	43,210	—	29,731	—	72,941
Pension and post-retirement benefit liabilities	11,712	—	6,116	—	17,828
Other long-term liabilities	46,407	400	6,975	—	53,782
Intercompany payable	794,885	—	390,281	(1,185,166)	—
Shareholders’ equity	673,001	2,002,679	1,109,729	(3,112,408)	673,001
Total liabilities and shareholders’ equity	$2,219,217	$2,030,027	$1,685,247	$(4,297,574)	$1,636,917

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$27,931	$3,325	$77,756	$—	$109,012
Accounts receivable, net	22,811	38,511	165,686	—	227,008
Inventories, net	31,024	38,860	92,736	—	162,620
Deferred income taxes	7,503	—	3,547	—	11,050
Other current assets	3,871	1,057	28,372	—	33,300
Total current assets	93,140	81,753	368,097	—	542,990
Property, plant & equipment, net	9,096	22,879	137,126	—	169,101
Goodwill	44,700	280,693	417,377	—	742,770
Other intangibles, net	11,974	140,400	212,803	—	365,177
Investment in subsidiaries	2,286,068	806,414	237,207	(3,329,689)	—
Intercompany receivable	—	678,073	622,818	(1,300,891)	—
Other long-term assets	23,432	—	13,409	—	36,841
Total assets	$2,468,410	$2,010,212	$2,008,837	$(4,630,580)	$1,856,879
LIABILITIES & SHAREHOLDERS' EQUITY
Trade accounts payable	$20,014	$25,673	$100,111	$—	$145,798
Accrued compensation and benefits	15,135	3,293	34,536	—	52,964
Current maturities of debt	4,500	—	—	—	4,500
Income taxes payable	31,582	—	6,765	—	38,347
Other current liabilities	19,081	3,989	34,442	—	57,512
Total current liabilities	90,312	32,955	175,854	—	299,121
Long-term debt	385,500	—	—	—	385,500
Deferred income taxes	47,543	—	49,427	—	96,970
Pension and post-retirement benefit liabilities	8,668	—	7,031	—	15,699
Other long-term liabilities	42,647	4,138	11,093	—	57,878
Intercompany payable	892,029	—	408,861	(1,300,890)	—
Shareholders’ equity	1,001,711	1,973,119	1,356,571	(3,329,690)	1,001,711
Total liabilities and shareholders’ equity	$2,468,410	$2,010,212	$2,008,837	$(4,630,580)	$1,856,879

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$88,166	$(33,047)	$73,849	$—	$128,968
Investing Activities
Capital expenditures	(1,086)	(4,094)	(17,336)	—	(22,516)
Proceeds from sale of property, plant and equipment	—	258	986	—	1,244
Intercompany investment	(3,727)	—	—	3,727	—
Cash used in investing activities	(4,813)	(3,836)	(16,350)	3,727	(21,272)
Financing Activities
Net borrowings on revolver and other debt	—	—	220	—	220
Principal repayment on term loan	(3,375)	—	—	—	(3,375)
Proceeds from term loans	213,375	—	—	—	213,375
Redemption on 5.625% Senior Notes	(11,941)	—	—	—	(11,941)
Debt issuance costs	(2,025)	—	—	—	(2,025)
Purchase of treasury shares	(212,003)	—	—	—	(212,003)
Stock option exercises, related tax benefits and other	5,396	—	—	—	5,396
Cash dividend	(2,598)	—	—	—	(2,598)
Intercompany loan activity	(79,425)	34,081	45,344	—	—
Intercompany capital contributions	—	—	3,727	(3,727)	—
Cash provided by (used in) financing activities	(92,596)	34,081	49,291	(3,727)	(12,951)
Effect of exchange rate changes on cash	—	—	(34,911)	—	(34,911)
Net increase (decrease) in cash and cash equivalents	(9,243)	(2,802)	71,879	—	59,834
Cash and cash equivalents—beginning of period	27,931	3,325	77,756	—	109,012
Cash and cash equivalents—end of period	$18,688	$523	$149,635	$—	$168,846

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$75,924	$(20,966)	$84,992	$(14,716)	$125,234
Investing Activities
Capital expenditures	(4,498)	(4,675)	(32,684)	—	(41,857)
Proceeds from sale of property, plant and equipment	85	484	43,705	—	44,274
Proceeds from sale of businesses	(4,586)	250,748	43,428	—	289,590
Business acquisitions, net of cash acquired	(30,500)	—	—	—	(30,500)
Intercompany investment	—	(99,963)	—	99,963	—
Cash (used in) provided by investing activities	(39,499)	146,594	54,449	99,963	261,507
Financing Activities
Net repayments on revolver	(125,000)	—	—	—	(125,000)
Payment of deferred acquisition consideration	—	—	(1,585)	—	(1,585)
Purchase of treasury shares	(283,712)	—	—	—	(283,712)
Stock option exercises, related tax benefits and other	32,224	—	—	—	32,224
Cash dividend	(2,919)	—	(14,716)	14,716	(2,919)
Intercompany loan activity	354,791	(122,303)	(232,488)	—	—
Intercompany capital contribution	—	—	99,963	(99,963)	—
Cash used financing activities	(24,616)	(122,303)	(148,826)	(85,247)	(380,992)
Effect of exchange rate changes on cash	—	—	(723)	—	(723)
Net increase (decrease) in cash and cash equivalents	11,809	3,325	(10,108)	—	5,026
Cash and cash equivalents—beginning of period	16,122	—	87,864	—	103,986
Cash and cash equivalents—end of period	$27,931	$3,325	$77,756	$—	$109,012

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$81,597	$26,095	$86,097	$—	$193,789
Investing Activities
Capital expenditures	(2,022)	(4,021)	(17,625)	—	(23,668)
Proceeds from sale of property, plant and equipment	563	206	852	—	1,621
Proceeds from sale of business	—	—	4,854	—	4,854
Business acquisitions, net of cash acquired	—	—	(235,489)	—	(235,489)
Cash used in investing activities	(1,459)	(3,815)	(247,408)	—	(252,682)
Financing Activities
Net repayments on revolver	125,000	—	—	—	125,000
Principal repayment on term loans	(7,500)	—	—	—	(7,500)
Payment of deferred acquisition consideration	(1,350)	—	(4,028)	—	(5,378)
Debt issuance cost	(2,035)	—	—	—	(2,035)
Purchase of treasury shares	(41,832)	—	—	—	(41,832)
Stock option exercises, related tax benefits and other	33,261	—	—	—	33,261
Cash dividend	(2,911)	—	—	—	(2,911)
Intercompany loan activity	(179,050)	(22,371)	201,421	—	—
Cash provided by (used in) financing activities	(76,417)	(22,371)	197,393	—	98,605
Effect of exchange rate changes on cash	—	—	(3,910)	—	(3,910)
Net increase in cash and cash equivalents	3,721	(91)	32,172	—	35,802
Cash and cash equivalents—beginning of period	12,401	91	55,692	—	68,184
Cash and cash equivalents—end of period	$16,122	$—	$87,864	$—	$103,986

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.     Quarterly Financial Data (Unaudited)
Quarterly financial data for fiscal 2015 and fiscal 2014 is as follows:

	Year Ended August 31, 2015
	First	Second	Third	Fourth	Total
Net sales	$327,765	$301,005	$320,100	$300,384	$1,249,254
Gross profit	126,976	109,763	118,560	106,542	461,841
Net earnings (loss)	24,674	(64,838)	37,958	22,078	19,872
Net earnings (loss) per share:
Basic	$0.38	$(1.05)	$0.64	$0.37	$0.32
Diluted	0.38	(1.05)	0.63	0.37	0.32

	Year Ended August 31, 2014
	First	Second	Third	Fourth	Total
Net sales	$339,556	$327,770	$378,187	$354,349	$1,399,862
Gross profit	131,780	124,447	148,550	142,095	546,872
Earnings from continuing operations	33,005	22,304	50,557	35,587	141,453
Earnings from discontinued operations	3,032	19,088	—	—	22,120
Net earnings	36,037	41,392	50,557	35,587	163,573
Earnings from continuing operations per share:
Basic	$0.45	$0.31	$0.72	$0.52	$1.99
Diluted	0.44	0.30	0.70	0.51	1.95
Earnings from discontinued operations per share:
Basic	$0.04	$0.26	$—	$—	$0.32
Diluted	0.04	0.26	—	—	0.32
Net earnings per share:
Basic	$0.49	$0.57	$0.72	$0.52	$2.31
Diluted	0.48	0.56	0.70	0.51	2.26
The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

During the second quarter of fiscal 2015 the Company recognized a $84.4 million non-cash impairment charge related to the goodwill and intangible assets of the Energy segment (see Note 4, "Goodwill and Other Intangible Assets").

ACTUANT CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisition/ (Divestiture)	Accounts Written Off Less Recoveries	Other	Balance at End of Period

Allowance for losses—Trade accounts receivable
August 31, 2015	$6,034	$1,633	$—	$(2,742)	$(955)	$3,970
August 31, 2014	3,701	2,447	440	(664)	110	6,034
August 31, 2013	4,375	584	(437)	(787)	(34)	3,701

Valuation allowance—Income taxes
August 31, 2015	$5,608	$5,694	$—	$(2,254)	$(995)	$8,053
August 31, 2014	17,268	1,243	(5,487)	(6,936)	(480)	5,608
August 31, 2013	8,153	4,527	5,772	(1,184)	—	17,268

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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2015, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s effectiveness of internal controls over financial reporting as of August 31, 2015, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors; Executive Officers and Corporate Governance
Information about the Company’s directors is incorporated by reference from the “Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 19, 2016 (the “2016 Annual Meeting Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” section in the Company’s 2016 Annual Meeting Proxy Statement. Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2016 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.
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

Item 11. Executive Compensation
The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters” and the “Executive Compensation” sections (other than the subsection thereof entitled “Report of the Audit Committee”) of the 2016 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2016 Annual Meeting Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the “Certain Relationships and Related Party Transactions” section of the 2016 Annual Meeting Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2016 Annual Meeting Proxy Statement.

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
2.   Financial Statement Schedules
See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data.”
3.   Exhibits
See “Index to Exhibits” beginning on page 65, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTUANT CORPORATION (Registrant)

By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: October 28, 2015
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
Matthew P. Pauli
* Each of the above signatures is affixed as of October 28, 2015.

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2015
INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1	(a) Purchase Agreement between Power Products, LLC and Actuant Corporation dated October 30, 2013	Exhibit 2.1 to the Registrant's Form 8-K filed on December 19, 2013

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant's Form 10-Q for the quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant's Form 10-K for the fiscal year ended August 31, 2003

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 2004

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on July 18, 2006

	(e) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on January 14, 2010

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.1 of the Registrant's Form 8-K filed on July 23, 2015

4.1
Indenture dated April 16, 2012 by and among Actuant Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee relating to $300 million Actuant Corporation 5  5/8% Senior Notes due 2022
Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2012

4.5	(a) Fourth Amended and Restated Credit Agreement dated July 18, 2013 among Actuant Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the agent	Exhibit 4.5(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2013

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
	(b) First Amendment to the Fourth Amended and Restated Credit Agreement dated August 27, 2013 among Actuant Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the agent	Exhibit 4.5(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2013

	(c) Fifth Amended and Restated Credit Agreement dated May 8, 2015 among Actuant Corporation, the lender party thereto and JP Morgan Chase, N.A. as the agent	Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended May 31, 2015

10.1	Outside Directors’ Deferred Compensation Plan (conformed through the second amendment)	Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.2	Actuant Corporation Deferred Compensation Plan (conformed through the fourth amendment)	Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.3	Actuant Corporation 2010 Employee Stock Purchase Plan	Exhibit B to the Registrant's Proxy Statement, dated December 4, 2009

10.4	(a) Actuant Corporation 2001 Stock Plan	Exhibit B to the Registrant's Proxy Statement, dated December 1, 2000 for the 2001 Annual Meeting of Shareholders

	(b) First Amendment to the Actuant Corporation 2001 Stock Plan dated December 25, 2008	Exhibit 10.9 to the Registrant's Form 10-Q for the quarter ended November 30, 2008

10.5	(a) Actuant Corporation 2002 Stock Plan, as amended (through third amendment)	Exhibit 10.26 to the Registrant's Form 8-K filed on January 20, 2006

	(b) Fourth Amendment to the Actuant Corporation 2002 Stock Plan dated November 7, 2008	Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended November 30, 2008

10.6	Actuant Corporation 2009 Omnibus Incentive Plan, conformed through the Second Amendment thereto	Exhibit 99.1 to the Registrant's Form 8-K filed on January 17, 2013

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.7	(a) Actuant Corporation 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant's Proxy Statement, dated December 5, 2005 for the 2006 Annual Meeting of Shareholders

	(b) First Amendment to the Amended and Restated Actuant Corporation 2001 Outside Directors’ Stock Plan dated December 25, 2008	Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended November 30, 2008

10.8	Actuant Corporation Supplemental Executive Retirement Plan (conformed through the first amendment)	Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.9	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.35 to the Registrant's Form 10-K for the fiscal year ended August 31, 2002

10.10	(a) Form of Actuant Corporation Change in Control Agreement for Messrs. Arzbaecher, Goldstein, Kobylinski, Sefcik, Roundhouse, Lampereur, Skogg and Wozniak	Exhibit 10.1 to the Registrant's Form 8-K filed on May 2, 2012

10.11	Actuant Corporation Executive Officer Bonus Plan	Exhibit B to the Registrant's Definitive Proxy statement dated December 3, 2012

10.12	Consulting Services Agreement between Actuant Corporation and Mr. Boel	Exhibit 10.13 to the Registrant's Form 10-K for the fiscal year ended August 31, 2013

10.13	(a) Form of NQSO Award (Director) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of NQSO Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.1(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.14	(a) Form RSA Award (Director) under Actuant 2009 Omnibus Incentive Plan	Exhibit 10.2(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSA Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.2(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.15	(a) Form of RSU Award (Director) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.3(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSU Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.3(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.16	Offer Letter dated August 24, 2015 by and between Actuant Corporation and Robert C. Arzbaecher	Exhibit 10.1 to the Registrant's Form 8-K filed on August 25, 2015

10.17	Separation and Release Agreement dated August 24, 2015 by and between Actuant Corporation and Mark E. Goldstein	Exhibit 10.3 to the Registrant's Form 8-K filed on August 25, 2015

14	Code of Ethics	Exhibit 14 of the Registrant's Form 10-K for the fiscal year ended August 31, 2003

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101
The following materials from the Actuant Corporation Form 10-K for the year ended August 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
X