Form 10-Q
period 2015-11-30
ACTUANT CORP
filed 2016-01-08
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2015 was 58,905,451.

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

•
challenging end market conditions in the industrial, oil & gas, energy, power generation, infrastructure, commercial construction, truck, automotive, specialty vehicle, mining and agriculture industries;

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

•
regulatory and legal developments including changes to United States taxation rules, health care reform, conflict mineral supply chain compliance, environmental laws and governmental climate change initiatives;

•	the potential for a non-cash asset impairment charge, if operating performance at one or more of our businesses were to fall significantly below current levels;

•	our ability to execute our share repurchase program, which depends in part, on our free cash flow, liquidity and changes in the trading price of our common stock;

•	a significant failure in information technology (IT) infrastructure and systems, unauthorized access to financial and other sensitive data or cybersecurity threats;

•	litigation, including product liability and warranty claims;

•	inadequate intellectual property protection or if our products are deemed to infringe on the intellectual property of others;

•	our level of indebtedness, ability to comply with the financial and other covenants in our debt agreements and fluctuations in interest rates; and

•
numerous other matters including those of a political, economic, business, competitive and regulatory nature contained from time to time in U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, those factors listed in the "Risk Factors" section within Item 1A of Part I of the Form 10-K filed with the SEC on October 28, 2015.

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended November 30,
	2015	2014
Net sales	$305,011	$327,765
Cost of products sold	196,449	200,789
Gross profit	108,562	126,976
Selling, administrative and engineering expenses	72,911	82,472
Amortization of intangible assets	5,900	6,286
Restructuring charges	4,380	—
Operating profit	25,371	38,218
Financing costs, net	7,117	6,191
Other expense (income), net	619	(439)
Earnings before income taxes	17,635	32,466
Income tax expense	2,187	7,792
Net earnings	$15,448	$24,674

Earnings per share:
Basic	$0.26	$0.38
Diluted	$0.26	$0.38

Weighted average common shares outstanding:
Basic	59,187	64,357
Diluted	59,713	65,599

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2015	2014
Net earnings	$15,448	$24,674
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(21,174)	(63,275)
Pension and other postretirement benefit plans	217	362
Cash flow hedges	23	(50)
Total other comprehensive loss, net of tax	(20,934)	(62,963)
Comprehensive loss	$(5,486)	$(38,289)
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	November 30, 2015	August 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$171,945	$168,846
Accounts receivable, net	196,945	193,081
Inventories, net	143,728	142,752
Deferred income taxes	—	12,922
Other current assets	50,196	42,788
Total current assets	562,814	560,389
Property, plant and equipment
Land, buildings and improvements	47,581	48,515
Machinery and equipment	268,268	269,983
Gross property, plant and equipment	315,849	318,498
Less: Accumulated depreciation	(177,286)	(176,040)
Property, plant and equipment, net	138,563	142,458
Goodwill	601,381	608,256
Other intangibles, net	299,392	308,762
Other long-term assets	21,385	17,052
Total assets	$1,623,535	$1,636,917
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$124,383	$118,115
Accrued compensation and benefits	42,132	43,707
Current maturities of debt and short-term borrowings	7,491	3,969
Income taxes payable	11,556	14,805
Other current liabilities	56,943	54,460
Total current liabilities	242,505	235,056
Long-term debt, less current maturities	580,559	584,309
Deferred income taxes	63,994	72,941
Pension and postretirement benefit liabilities	16,438	17,828
Other long-term liabilities	55,587	53,782
Total liabilities	959,083	963,916
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 79,015,476 and 78,932,533 shares, respectively	15,803	15,787
Additional paid-in capital	105,911	104,308
Treasury stock, at cost, 19,926,479 and 19,726,479 shares, respectively	(605,312)	(600,630)
Retained earnings	1,382,624	1,367,176
Accumulated other comprehensive loss	(234,574)	(213,640)
Stock held in trust	(2,615)	(4,292)
Deferred compensation liability	2,615	4,292
Total shareholders’ equity	664,452	673,001
Total liabilities and shareholders’ equity	$1,623,535	$1,636,917
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended November 30,
	2015	2014
Operating Activities
Net earnings	$15,448	$24,674
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	12,472	13,708
Stock-based compensation expense	2,961	3,546
Provision (benefit) for deferred income taxes	156	(1,352)
Amortization of debt discount and debt issuance costs	413	423
Other non-cash adjustments	(930)	146
Sources (uses) of cash from changes in components of working capital and other:
Accounts receivable	(7,397)	(3,629)
Inventories	(2,851)	(6,500)
Other assets	(9,211)	(10,698)
Trade accounts payable	7,735	(7,398)
Income taxes payable/refundable	(4,294)	(28,007)
Accrued compensation and benefits	(572)	(9,963)
Other accrued liabilities	6,439	5,876
Cash provided by (used in) operating activities	20,369	(19,174)
Investing Activities
Capital expenditures	(5,529)	(7,986)
Proceeds from sale of property, plant and equipment	1,437	225
Business acquisitions, net of cash acquired	(530)	—
Cash used in investing activities	(4,622)	(7,761)
Financing Activities
Net borrowings on revolver and other debt	(218)	124,994
Principal repayments on term loan	—	(1,125)
Purchase of treasury shares	(4,682)	(104,415)
Stock option exercises, related tax benefits and other	1,090	2,287
Cash dividend	(2,376)	(2,598)
Cash (used in) provided by financing activities	(6,186)	19,143
Effect of exchange rate changes on cash	(6,462)	(13,945)
Net increase (decrease) in cash and cash equivalents	3,099	(21,737)
Cash and cash equivalents – beginning of period	168,846	109,012
Cash and cash equivalents – end of period	$171,945	$87,275
See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2015 was derived from the Company’s audited financial statements, but does not include all disclosures required by the United States generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2015 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. The condensed consolidated statement of cash flows for the three months ended November 30, 2014 includes an adjustment to properly state the foreign currency impact on cash. The impact of this adjustment is a $5.9 million increase in cash provided by operating activities and an offsetting amount in effect of exchange rate changes on cash.  This adjustment had no impact on the results of operations, financial position or cash balances. Operating results for the three months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2016.
New Accounting Pronouncements
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which includes amendments that require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the new guidance, the recognition and measurement of debt issuance costs is not affected. This guidance is effective for annual periods beginning on or after December 15, 2015. The adoption of this standard in fiscal 2017 is not expected to have a material impact on the financial statements of the Company.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within fiscal years. The adoption of this standard in fiscal 2017 is not expected to have a material impact on the financial statements of the Company.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the existing guidance to require presentation of deferred tax assets and liabilities as noncurrent within a classified statement of financial position. This guidance was adopted, on a prospective basis, at November 30, 2015. The adoption did not have a material impact on the financial statements of the Company.

Significant Accounting Policies (Restructuring)
The Company has committed to various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low cost countries and the centralization of certain selling and administrative functions. Total restructuring charges for these activities were $4.4 million in the first quarter of fiscal 2016 and impacted all three segments. Liabilities for severance will be paid during the next twelve months, while facility consolidation costs (primarily reserves for future lease payments related to vacated facilities) will be paid over the underlying remaining lease terms.

The following rollforward summarizes current year restructuring activities and the related reserve balance for the three months ended November 31, 2015 (in thousands):

	Industrial	Energy	Engineered Solutions	Corporate	Total
Balance as of August 31, 2015	$—	$—	$—	$—	$—
Restructuring charges	709	2,031	1,415	225	4,380
Cash payments	(10)	(37)	(225)	(51)	(323)
Other non-cash uses of reserve	—	—	—	—	—
Impact of changes in foreign currency rates	—	(45)	—	—	(45)
Balance as of November 30, 2015	$699	$1,949	$1,190	$174	$4,012

Note 2. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the three months ended November 30, 2015 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2015	$92,107	$236,450	$279,699	$608,256
Impact of changes in foreign currency rates	(1,390)	(2,509)	(2,976)	(6,875)
Balance as of November 30, 2015	$90,717	$233,941	$276,723	$601,381
The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		November 30, 2015			August 31, 2015
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$298,790	$135,452	$163,338	$302,518	$132,007	$170,511
Patents	10	30,757	20,535	10,222	30,899	19,928	10,971
Trademarks and tradenames	18	21,424	7,318	14,106	21,604	7,055	14,549
Other intangibles	3	6,236	5,974	262	6,790	6,496	294
Indefinite lived intangible assets:
Tradenames	N/A	111,464	—	111,464	112,437	—	112,437
		$468,671	$169,279	$299,392	$474,248	$165,486	$308,762
The Company estimates that amortization expense will be $17.5 million for the remaining nine months of fiscal 2016. Amortization expense for future years is estimated to be: $22.3 million in fiscal 2017, $21.9 million in 2018, $21.7 million in fiscal 2019, $21.1 million in fiscal 2020, $20.0 million in fiscal 2021 and $63.5 million thereafter. The future amortization expense amounts represent estimates and may be impacted by potential future acquisitions, divestitures or changes in foreign currency exchange rates.

Note 3. Product Warranty Costs
The Company generally offers its customers a warranty on products they purchase, although warranty periods vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the product warranty reserve (in thousands):

	Three Months Ended November 30,
	2015	2014
Beginning balance	$3,719	$4,056
Provision for warranties	1,308	1,180
Warranty payments and costs incurred	(1,246)	(1,424)
Impact of changes in foreign currency rates	(396)	(84)
Ending balance	$3,385	$3,728
Note 4. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2015	August 31, 2015
Senior Credit Facility
Revolver	$—	$—
Term Loan	300,000	300,000
Total Senior Credit Facility	300,000	300,000
5.625% Senior Notes	288,059	288,059
Total Senior Indebtedness	588,059	588,059
Less: current maturities of long-term debt	(7,500)	(3,750)
Total long-term debt, less current maturities	$580,559	$584,309
The Company’s Senior Credit Facility, which matures on May 8, 2020, includes a $600.0 million revolver, a $300.0 million term loan and a $450.0 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. As of November 30, 2015, the borrowing spread on LIBOR based borrowings was 1.75% (aggregating to a 2.00% variable rate borrowing cost). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum. As of November 30, 2015, the unused credit line under the revolver was $589.0 million, of which $138.2 million was available for borrowing. Quarterly term loan principal payments of $3.8 million begin on June 30, 2016, and increase to $7.5 million on June 30, 2017, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. The Company was in compliance with all financial covenants at November 30, 2015.
On April 16, 2012, the Company issued $300.0 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which $288.1 million remains outstanding as of November 30, 2015 and August 31, 2015. The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (ranging from 100.0% to 102.8%), plus accrued and unpaid interest.
Note 5. Fair Value Measurement
The Company assesses the inputs used to measure the fair value of financial assets and liabilities using a three-tier hierarchy. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participation would use in pricing and asset or liability.
The fair value of the Company’s cash and cash equivalents, foreign currency derivatives, accounts receivable, accounts payable and its variable rate long-term debt approximated book value at both November 30, 2015 and August 31, 2015 due to their short-term nature and the fact that the interest rates approximated market rates. The fair value of the Company’s outstanding Senior

Notes was $288.8 million and $287.3 million at November 30, 2015 and August 31, 2015, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Note 6. Derivatives
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
The U.S. dollar equivalent notional value of short duration foreign currency forward contracts (fair value hedges or non-designated hedges) was $175.5 million and $170.7 million, at November 30, 2015 and August 31, 2015, respectively. Net foreign currency gains (losses) related to these derivative instruments are as follows (in thousands):

	Three Months Ended November 30,
	2015	2014
Foreign currency loss	$(1,696)	$(2,061)
These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in other income and expense in the condensed consolidated statement of earnings).
Note 7. Capital Stock and Share Repurchases
The Company's Board of Directors completed four separate authorizations (September 2011, March 2014, October 2014 and March 2015) to repurchase up to 7,000,000 shares each of the Company's outstanding common stock. At November 30, 2015, shares repurchased under these authorizations totaled 19,926,479 and an additional 8,073,521 shares remain available for repurchase under the existing share repurchase programs.
The reconciliation between basic and diluted earnings per share from continuing operations is as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2015	2014
Numerator:
Net earnings	$15,448	$24,674
Denominator:
Weighted average common shares outstanding - basic	59,187	64,357
Net effect of dilutive securities—stock based compensation plans	526	1,242
Weighted average common shares outstanding - diluted	59,713	65,599

Basic earnings per share	$0.26	$0.38
Diluted earnings per share	$0.26	$0.38

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	3,031	487

Note 8. Income Taxes
The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards. The Company adjusts the quarterly provision for income taxes based on the estimated annual effective income tax rate and facts and circumstances known at each interim reporting period. Comparative pre-tax income, income tax expense and effective income tax rates are as follows:

	Three Months Ended November 30,
	2015	2014
Earnings before income taxes	$17,635	$32,466
Income tax expense	2,187	7,792
Effective income tax rate	12.4%	24.0%
Income tax expense for the three months ended November 30, 2015 was lower than the comparable prior year period primarily due to lower earnings, favorable mix of taxable earnings (a greater proportion of earnings from lower tax rate jurisdictions) and the benefits of tax minimization planning.

Note 9. Segment Information
The Company is a global manufacturer of a broad range of industrial products and systems and is organized in three reportable segments: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to original equipment manufacturers ("OEM") in various on and off-highway vehicle markets, as well as a variety of other products to the industrial and agricultural markets. The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended November 30,
	2015	2014
Net Sales by Segment:
Industrial	$88,870	$102,413
Energy	113,764	111,522
Engineered Solutions	102,377	113,830
	$305,011	$327,765
Net Sales by Reportable Product Line:
Industrial	$88,870	$102,413
Energy	113,764	111,522
Vehicle Systems	54,075	58,468
Other	48,302	55,362
	$305,011	$327,765
Operating Profit (Loss):
Industrial	$20,554	$26,705
Energy	10,094	12,442
Engineered Solutions	3,522	6,278
General Corporate	(8,799)	(7,207)
	$25,371	$38,218

	November 30, 2015	August 31, 2015
Assets:
Industrial	$288,032	$293,738
Energy	609,928	601,521
Engineered Solutions	580,295	588,200
General Corporate	145,280	153,458
	$1,623,535	$1,636,917
The impact of foreign currency exchange rate changes affects the comparability of segment and product line information. Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.
Note 10. Contingencies and Litigation
The Company had outstanding letters of credit of $18.1 million and $14.0 million at November 30, 2015 and August 31, 2015, respectively, the majority of which secure self-insured workers compensation liabilities.
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
The Company remains contingently liable for lease payments of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their lease payment obligations. The discounted present value of future minimum lease payments for these leases was $16.8 million at November 30, 2015.

Note 11. Guarantor Subsidiaries
As discussed in Note 4, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $288.1 million remains outstanding as of November 30, 2015. All of our material domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended November 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$34,690	$70,016	$200,305	$—	$305,011
Cost of products sold	7,171	49,642	139,636	—	196,449
Gross profit	27,519	20,374	60,669	—	108,562
Selling, administrative and engineering expenses	19,760	14,386	38,765	—	72,911
Amortization of intangible assets	318	2,616	2,966	—	5,900
Restructuring charges	878	121	3,381	—	4,380
Operating profit	6,563	3,251	15,557	—	25,371
Financing costs, net	7,455	—	(338)	—	7,117
Intercompany expense (income), net	(5,829)	(3,757)	9,586	—	—
Other expense, net	403	62	154	—	619
Earnings before income taxes	4,534	6,946	6,155	—	17,635
Income tax expense	591	1,049	547	—	2,187
Net earnings before equity in earnings (loss) of subsidiaries	3,943	5,897	5,608	—	15,448
Equity in earnings (loss) of subsidiaries	11,505	5,333	(114)	(16,724)	—
Net earnings	$15,448	$11,230	$5,494	$(16,724)	$15,448
Comprehensive loss	$(5,486)	$(994)	$(3,098)	$4,092	$(5,486)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended November 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$40,266	$77,591	$209,908	$—	$327,765
Cost of products sold	9,967	53,258	137,564	—	200,789
Gross profit	30,299	24,333	72,344	—	126,976
Selling, administrative and engineering expenses	19,072	17,467	45,933	—	82,472
Amortization of intangible assets	318	2,785	3,183	—	6,286
Operating profit	10,909	4,081	23,228	—	38,218
Financing costs, net	6,547	—	(356)	—	6,191
Intercompany expense (income), net	(5,732)	1,234	4,498	—	—
Other expense (income), net	465	(96)	(808)	—	(439)
Earnings before income taxes	9,629	2,943	19,894	—	32,466
Income tax expense	2,310	706	4,776	—	7,792
Net earnings before equity in earnings of subsidiaries	7,319	2,237	15,118	—	24,674
Equity in earnings of subsidiaries	17,355	14,147	194	(31,696)	—
Net earnings	$24,674	$16,384	$15,312	$(31,696)	$24,674
Comprehensive loss	$(38,289)	$(6,600)	$(23,150)	$29,750	$(38,289)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	November 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$12,575	$121	$159,249	$—	$171,945
Accounts receivable, net	15,069	41,028	140,848	—	196,945
Inventories, net	23,030	33,103	87,595	—	143,728
Other current assets	11,432	2,059	36,705	—	50,196
Total current assets	62,106	76,311	424,397	—	562,814
Property, plant and equipment, net	5,326	23,105	110,132	—	138,563
Goodwill	38,847	189,337	373,197	—	601,381
Other intangibles, net	10,385	107,049	181,958	—	299,392
Investment in subsidiaries	2,062,302	1,007,347	22,674	(3,092,323)	—
Intercompany receivable	—	609,571	563,924	(1,173,495)	—
Other long-term assets	11,141	—	10,244	—	21,385
Total assets	$2,190,107	$2,012,720	$1,686,526	$(4,265,818)	$1,623,535
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$14,480	$17,586	$92,317	$—	$124,383
Accrued compensation and benefits	12,319	3,543	26,270	—	42,132
Current maturities of debt and short-term borrowings	7,491	—	—	—	7,491
Income taxes payable	2,608	—	8,948	—	11,556
Other current liabilities	23,674	3,747	29,522	—	56,943
Total current liabilities	60,572	24,876	157,057	—	242,505
Long-term debt, less current maturities	580,559	—	—	—	580,559
Deferred income taxes	34,713	—	29,281	—	63,994
Pension and postretirement benefit liabilities	11,306	—	5,132	—	16,438
Other long-term liabilities	46,773	474	8,340	—	55,587
Intercompany payable	791,732	—	381,763	(1,173,495)	—
Shareholders’ equity	664,452	1,987,370	1,104,953	(3,092,323)	664,452
Total liabilities and shareholders’ equity	$2,190,107	$2,012,720	$1,686,526	$(4,265,818)	$1,623,535

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$18,688	$523	$149,635	$—	$168,846
Accounts receivable, net	16,135	33,748	143,198	—	193,081
Inventories, net	23,074	33,480	86,198	—	142,752
Deferred income taxes	9,256	—	3,666	—	12,922
Other current assets	18,020	2,967	21,801	—	42,788
Total current assets	85,173	70,718	404,498	—	560,389
Property, plant and equipment, net	6,363	23,691	112,404	—	142,458
Goodwill	38,847	189,337	380,072	—	608,256
Other intangibles, net	10,702	109,665	188,395	—	308,762
Investment in subsidiaries	2,067,438	1,017,418	27,552	(3,112,408)	—
Intercompany receivable	—	619,198	565,968	(1,185,166)	—
Other long-term assets	10,694	—	6,358	—	17,052
Total assets	$2,219,217	$2,030,027	$1,685,247	$(4,297,574)	$1,636,917
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$14,700	$19,213	$84,202	$—	$118,115
Accrued compensation and benefits	16,479	2,952	24,276	—	43,707
Current maturities of debt and short-term borrowings	3,750	—	219	—	3,969
Income taxes payable	10,947	—	3,858	—	14,805
Other current liabilities	19,817	4,783	29,860	—	54,460
Total current liabilities	65,693	26,948	142,415	—	235,056
Long-term debt, less current maturities	584,309	—	—	—	584,309
Deferred income taxes	43,210	—	29,731	—	72,941
Pension and postretirement benefit liabilities	11,712	—	6,116	—	17,828
Other long-term liabilities	46,407	400	6,975	—	53,782
Intercompany payable	794,885	—	390,281	(1,185,166)	—
Shareholders’ equity	673,001	2,002,679	1,109,729	(3,112,408)	673,001
Total liabilities and shareholders’ equity	$2,219,217	$2,030,027	$1,685,247	$(4,297,574)	$1,636,917

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended November 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$2,021	$(8,725)	$27,073	$—	$20,369
Investing Activities
Capital expenditures	(195)	(606)	(4,728)	—	(5,529)
Proceeds from sale of property, plant and equipment	13	—	1,424	—	1,437
Business acquisitions, net of cash acquired	—	—	(530)	—	(530)
Cash used in investing activities	(182)	(606)	(3,834)	—	(4,622)
Financing Activities
Net repayments on revolver and other debt	—	—	(218)	—	(218)
Purchase of treasury shares	(4,682)	—	—	—	(4,682)
Stock option exercises, related tax benefits and other	1,090	—	—	—	1,090
Cash dividend	(2,376)	—	—	—	(2,376)
Intercompany loan activity	(1,984)	8,929	(6,945)	—	—
Cash provided by (used in) financing activities	(7,952)	8,929	(7,163)	—	(6,186)
Effect of exchange rate changes on cash	—	—	(6,462)	—	(6,462)
Net (decrease) increase in cash and cash equivalents	(6,113)	(402)	9,614	—	3,099
Cash and cash equivalents—beginning of period	18,688	523	149,635	—	168,846
Cash and cash equivalents—end of period	$12,575	$121	$159,249	$—	$171,945

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended November 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$5,024	$(28,333)	$4,135	$—	$(19,174)
Investing Activities
Capital expenditures	(226)	(1,140)	(6,620)	—	(7,986)
Proceeds from sale of property, plant and equipment	—	1	224	—	225
Cash used in investing activities	(226)	(1,139)	(6,396)	—	(7,761)
Financing Activities
Net borrowing on revolver and other debt	123,000	—	1,994	—	124,994
Principal repayments on term loan	(1,125)	—	—	—	(1,125)
Purchase of treasury shares	(104,415)	—	—	—	(104,415)
Stock option exercises, related tax benefits and other	2,287	—	—	—	2,287
Cash dividend	(2,598)	—	—	—	(2,598)
Intercompany loan activity	(47,192)	27,281	19,911	—	—
Cash (used in) provided by financing activities	(30,043)	27,281	21,905	—	19,143
Effect of exchange rate changes on cash	—	—	(13,945)	—	(13,945)
Net (decrease) increase in cash and cash equivalents	(25,245)	(2,191)	5,699	—	(21,737)
Cash and cash equivalents—beginning of period	27,931	3,325	77,756	—	109,012
Cash and cash equivalents—end of period	$2,686	$1,134	$83,455	$—	$87,275

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, is a Wisconsin corporation and was incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. The Company is organized into three operating segments: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and other energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to original equipment manufacturers (“OEM”) in various on and off-highway vehicle markets, as well as a variety of other products to the industrial and agricultural markets. Financial information related to the Company's segments is included in Note 9, "Segment Information" in the notes to the condensed consolidated financial statements.
Our businesses provide an array of products and services across multiple customer markets and geographies which results in significant diversification.  Sales in most of our end markets are expected to remain sluggish during the remainder of the fiscal year given the challenging and inconsistent demand we have experienced in several served markets including industrial, mining, infrastructure, oil & gas, commercial and off-highway vehicles and agriculture. Excluding the impact of acquisitions, divestitures and foreign currency rate changes ("core sales"), we expect fiscal 2016 consolidated core sales to decline 1-4% from the prior year. As a result of these and other factors, we have implemented various cost reduction programs across all three segments to reduce the impact of lower customer demand on our profitability. We expect to incur $25 million of restructuring charges in fiscal 2016 and 2017 to simplify our organizational structure and reduce our fixed costs. First quarter financial results include $4 million of restructuring costs to consolidate facilities in the Industrial and Energy segments and reduce global headcount. We remain focused on maintaining our financial position and flexibility by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation.
Given our worldwide operations, the strengthening of the U.S. dollar has continued to have a significant negative impact on our financial results, financial position and cash flow. Changes in foreign currency exchange rates will continue to add volatility going forward as slightly over one-half of our sales are generated outside of the United States in currencies other than the U.S. dollar. The strengthening of the U.S. dollar unfavorably impacts our cash flow and earnings given the translation of our international results into U.S. dollars. This also results in higher costs for certain international operations which incur costs or purchase material components in U.S. dollars and reduces the dollar value of assets (including cash) and liabilities of our international operations included in our consolidated balance sheet.
Despite short-term challenges from weak end market demand and foreign currency headwinds, we continue to believe that our targeted energy, infrastructure, food/farm productivity and natural resources/sustainability strategies provide attractive long-term opportunities for sustainable growth. The long-term sales growth and profitability of our business is also dependent on our ability to identify, consummate and integrate strategic acquisitions, develop and market innovative new products, expand our business activity geographically and continuously improve operational excellence. Our priorities during the remainder of fiscal 2016 include continued restructuring activities, investments in growth initiatives, including strategic acquisitions and cash flow generation.
Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended November 30,
	2015		2014
Net sales	$305	100%	$328	100%
Cost of products sold	196	64%	201	61%
Gross profit	109	36%	127	40%
Selling, administrative and engineering expenses	73	24%	82	25%
Amortization of intangible assets	6	2%	6	2%
Restructuring charges	4	1%	—	—%
Operating profit	26	9%	39	12%
Financing costs, net	7	2%	6	2%
Other expense, net	1	0%	—	0%
Earnings before income taxes	18	6%	33	10%
Income tax expense	2	1%	8	2%
Net earnings	$16	5%	$25	8%

Diluted earnings per share	$0.26		$0.38

First quarter consolidated sales decreased $23 million compared to the prior year, which was attributable to changes in foreign currency exchange rates.  First quarter core sales were virtually unchanged from the comparable prior year period, as robust maintenance activity in the Energy segment offset continued challenging end market conditions and inventory destocking in the Engineered Solutions and Industrial segments. The resulting lower production levels and absorption of manufacturing costs, as well as unfavorable sales mix, $4 million of restructuring charges, incremental incentive compensation costs and foreign currency pressure on material costs resulted in reduced operating profit margins. Fiscal 2016 first quarter financial results also include additional financing costs due to higher debt levels (reflecting stock buyback activity over the last twelve months), a reduced effective income tax rate, as well as lower shares outstanding.
Segment Results
Industrial Segment
The Industrial segment is a global supplier of branded hydraulic and mechanical tools to a broad array of end markets, including general maintenance and repair, industrial, oil & gas, mining, infrastructure and production automation. Its primary products include high-force hydraulic tools, highly engineered heavy lifting solutions, workholding (production automation) solutions and concrete stressing components and systems. The following table sets forth the results of operations for the Industrial segment (in millions):

	Three Months Ended November 30,
	2015	2014
Net sales	$89	$102
Operating profit	21	27
Operating profit %	23.1%	26.1%
Industrial segment first quarter sales were $89 million, or 13% lower than the prior year. Excluding changes in foreign currency exchange rates, which unfavorably impacted sales comparisons by $5 million, year-over-year core sales declined 9% in the first quarter of fiscal 2016, as industrial tool demand declined globally, reflecting reduced general industrial activity and unfavorable market conditions in several served markets including mining and oil & gas. Unfavorable sales mix, lower production levels and $1 million of restructuring charges resulted in a reduction of operating profit in the first quarter of fiscal 2016.
Energy Segment
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

	Three Months Ended November 30,
	2015	2014
Net sales	$114	$112
Operating profit	10	12
Operating profit %	8.9%	11.2%
Despite the weak oil & gas environment, first quarter Energy segment core sales grew $13 million (13%) compared to the prior year, while changes in foreign currency exchange rates unfavorable impacted sales comparisons by $11 million. The core sales growth was driven by significantly higher technical manpower services for refinery maintenance projects in the Middle East and North America, offset by weak offshore drilling and exploration activity. First quarter operating profit declined year-over-year due to unfavorable sales mix (service revenue increased sharply in the quarter), coupled with $2 million of restructuring charges.

Engineered Solutions Segment
The Engineered Solutions segment is a global designer and assembler of customized position and motion control systems and other industrial products to various vehicle and other niche markets. The segment focuses on providing technical and highly engineered products, including actuation systems, mechanical power transmission products, engine air flow management systems, human to machine interface solutions and other rugged electronic instrumentation. The following table sets forth the results of operations for the Engineered Solutions segment (in millions):

	Three Months Ended November 30,
	2015	2014
Net sales	$102	$114
Operating profit	4	6
Operating profit %	3.4%	5.5%
First quarter fiscal 2016 Engineered Solutions net sales decreased $12 million (10%) year-over-year for the three months ended November 30, 2015. Excluding foreign currency rate changes, which unfavorably impacted sales comparisons by $8 million, core sales declined 3% on weak end market conditions (agriculture, mining, off-highway equipment) and OEM inventory destocking. First quarter operating profit declined due to lower sales and significantly reduced absorption, combined with $1 million of restructuring charges.
Corporate
Corporate expenses increased by $2 million to $9 million for the three months ended November 30, 2015 on higher annual incentive compensation costs (prior year results included reduced provisions for annual bonuses) and additional consulting fees and recruiting expenses. This increase was partially offset by reduced litigation charges as prior year results included a $2 million litigation charge.
Financing Costs, net
Net financing costs were $7 million and $6 million for the three months ended November 30, 2015 and 2014, respectively. First quarter net financing costs increased slightly as a result of higher average borrowing levels compared to the prior year.
Income Taxes Expense
The effective income tax rate for the first quarter of fiscal 2016 was 12.4% compared to 24.0% in the prior year period. Income tax expense for the three months ended November 30, 2015 was lower than the comparable prior year period primarily due to lower earnings, favorable mix of taxable earnings (a greater proportion of earnings from lower tax rate jurisdictions) and the benefits of tax minimization planning.
Cash Flows and Liquidity
At November 30, 2015, cash and cash equivalents is comprised of $159 million of cash held by our foreign locations and $13 million held domestically. We periodically utilize income tax safe harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent. Temporary intercompany advances, which were utilized to reduce outstanding debt balances, were $127 million and $160 million at November 30, 2015 and August 31, 2015, respectively. The following table summarizes our cash flows from operating, investing and financing activities (in millions):

	Three Months Ended November 30,
	2015	2014
Net cash provided by (used in) operating activities	$20	$(19)
Net cash used in investing activities	(5)	(8)
Net cash (used in) provided by financing activities	(6)	19
Effect of exchange rates on cash	(6)	(14)
Net increase (decrease) in cash and cash equivalents	$3	$(22)
Cash flows from operating activities during the three months ended November 30, 2015 were $20 million, consisting of net earnings, offset by slightly higher working capital requirements and the payment of prior year annual incentive compensation costs.

Operating cash flow funded the repurchase of 200,000 shares ($5 million) of the Company's common stock, $6 million of capital expenditures and the $2 million annual cash dividend.
For the three months ended November 30, 2014 cash flows used in operating activities were $19 million, primarily the result of increased working capital and $34 million of tax payments (mainly attributable to prior year divestiture transactions). Net revolver borrowings of $125 million were primarily used to fund the repurchase of approximately 3 million shares ($104 million) of the Company's common stock, as well as $8 million of capital expenditures and a $3 million annual dividend.
Our Senior Credit Facility, which matures on May 8, 2020, includes a $600 million revolver, a $300 million term loan and a $450 million expansion option. Quarterly term loan principal payments of $4 million begin on June 30, 2016, increasing to $8 million per quarter beginning on June 30, 2017, with the remaining principal due at maturity. At November 30, 2015, the unused credit line under the revolver was $589 million, of which $138 million was available for borrowing. We believe the existing cash on hand, revolver availability and anticipated operating cash flow will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future.
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	November 30, 2015	PWC%	August 31, 2015	PWC%
Accounts receivable, net	$197	16%	$193	16%
Inventory, net	144	11%	143	12%
Accounts payable	(124)	(10)%	(118)	(10)%
Net primary working capital	$217	17%	$218	18%
Excluding the $3 million impact of changes in foreign currency exchange rates, primary working capital increased $2 million in the quarter, the result of a $7 million increase in accounts receivable (due to higher sales levels in the Energy segment), a $3 million increase in inventory and an $8 million increase in accounts payable.
Commitments and Contingencies
We have operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material and we believe that such costs will not have a material adverse effect on our financial position, results of operations or cash flows.
We remain contingently liable for lease payments under leases of businesses that were previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $17 million at November 30, 2015.
We had outstanding letters of credit of approximately $18 million and $14 million at November 30, 2015 and August 31, 2015, respectively, the majority of which secure self-insured workers compensation liabilities.
Contractual Obligations
Our contractual obligations are discussed in Part 1, Item 7 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2015, and have not materially changed.
Critical Accounting Policies
Refer to the Critical Accounting Policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year-ended August 31, 2015 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.

Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow because the interest rate on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility. A ten percent increase in the average cost of our variable rate debt (from 2.00% to 2.20%) would have resulted in a corresponding $0.3 million increase in financing costs for the three months ended November 30, 2015.

Foreign Currency Risk: We maintain operations in the U.S. and various foreign countries. Our more significant non-U.S. operations are located in Australia, the Netherlands, the United Kingdom, Mexico and China, and have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions (primarily forward foreign currency swaps) that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 6, “Derivatives” for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.
Similar to what we experienced during the three months ended November 30, 2015, strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $14 million and operating profit would have been lower by $1 million, respectively, for the three months ended November 30, 2015. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates on our November 30, 2015 financial position would have resulted in a $64 million reduction to equity (accumulated other comprehensive loss), as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
Commodity Cost Risk: We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel and plastic resin, are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and utilize LEAD initiatives to further mitigate the impact of commodity raw material price fluctuations with improved operation efficiencies.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 19,926,479 shares of common stock (over 25% of its then outstanding shares) for $605 million. The following table summarizes share repurchases during the three months ended November 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
September 1 to September 30, 2015	—	$—	8,273,521
October 1 to October 31, 2015	20,800	21.45	8,252,721
November 1 to November 30, 2015	179,200	23.61	8,073,521
	200,000	$23.39
Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 27, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: January 8, 2016	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2015
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

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended November 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X