Form 10-Q
period 2016-02-29
ACTUANT CORP
filed 2016-04-08
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2016 was 58,880,671.

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net sales	$263,289	$301,005	$568,300	$628,770
Cost of products sold	172,259	191,244	368,709	392,033
Gross profit	91,030	109,761	199,591	236,737
Selling, administrative and engineering expenses	67,172	75,768	140,083	158,240
Amortization of intangible assets	5,880	6,087	11,779	12,373
Restructuring charges	3,582	—	7,962	—
Impairment charges	186,511	84,353	186,511	84,353
Operating loss	(172,115)	(56,447)	(146,744)	(18,229)
Financing costs, net	6,866	7,030	13,982	13,221
Other expense (income), net	235	(619)	855	(1,058)
Loss before income taxes	(179,216)	(62,858)	(161,581)	(30,392)
Income tax expense (benefit)	(20,026)	1,980	(17,839)	9,772
Net loss	$(159,190)	$(64,838)	$(143,742)	$(40,164)

Loss per share:
Basic	$(2.70)	$(1.05)	$(2.43)	$(0.64)
Diluted	$(2.70)	$(1.05)	$(2.43)	$(0.64)

Weighted average common shares outstanding:
Basic	58,991	61,759	59,089	63,045
Diluted	58,991	61,759	59,089	63,045

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net loss	$(159,190)	$(64,838)	$(143,742)	$(40,164)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(14,322)	(57,091)	(35,496)	(120,367)
Pension and other postretirement benefit plans	158	390	375	752
Cash flow hedges	13	(47)	36	(96)
Total other comprehensive loss, net of tax	(14,151)	(56,748)	(35,085)	(119,711)
Comprehensive loss	$(173,341)	$(121,586)	$(178,827)	$(159,875)
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	February 29, 2016	August 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$154,671	$168,846
Accounts receivable, net	181,335	193,081
Inventories, net	147,371	142,752
Deferred income taxes	—	12,922
Other current assets	54,906	42,788
Total current assets	538,283	560,389
Property, plant and equipment
Land, buildings and improvements	47,879	48,515
Machinery and equipment	266,455	269,983
Gross property, plant and equipment	314,334	318,498
Less: Accumulated depreciation	(203,467)	(176,040)
Property, plant and equipment, net	110,867	142,458
Goodwill	486,353	608,256
Other intangibles, net	250,535	308,762
Other long-term assets	24,966	17,052
Total assets	$1,411,004	$1,636,917
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$111,550	$118,115
Accrued compensation and benefits	40,907	43,707
Current maturities of debt and short-term borrowings	11,250	3,969
Income taxes payable	5,136	14,805
Other current liabilities	52,767	54,460
Total current liabilities	221,610	235,056
Long-term debt, less current maturities	576,809	584,309
Deferred income taxes	52,614	72,941
Pension and postretirement benefit liabilities	16,316	17,828
Other long-term liabilities	56,123	53,782
Total liabilities	923,472	963,916
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 79,185,404 and 78,932,533 shares, respectively	15,837	15,787
Additional paid-in capital	106,966	104,308
Treasury stock, at cost, 20,126,479 and 19,726,479 shares, respectively	(609,982)	(600,630)
Retained earnings	1,223,436	1,367,176
Accumulated other comprehensive loss	(248,725)	(213,640)
Stock held in trust	(2,954)	(4,292)
Deferred compensation liability	2,954	4,292
Total shareholders’ equity	487,532	673,001
Total liabilities and shareholders’ equity	$1,411,004	$1,636,917
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	February 29, 2016	February 28, 2015
Operating Activities
Net loss	$(143,742)	$(40,164)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	24,858	26,940
Stock-based compensation expense	5,778	5,873
Benefit (provision) for deferred income taxes	420	(175)
Impairment charges, net of deferred tax benefits	169,056	82,635
Amortization of debt discount and debt issuance costs	826	846
Other non-cash adjustments	(619)	457
Sources (uses) of cash from changes in components of working capital and other:
Accounts receivable	8,437	5,904
Inventories	(5,399)	(11,162)
Other assets	(8,404)	(13,353)
Trade accounts payable	(4,926)	(12,407)
Income taxes payable/refundable	(17,437)	(38,033)
Accrued compensation and benefits	(2,281)	(10,438)
Other accrued liabilities	2,296	6,228
Cash provided by operating activities	28,863	3,151
Investing Activities
Proceeds from sale of property, plant and equipment	4,636	707
Capital expenditures	(11,004)	(12,877)
Business acquisitions, net of cash acquired	(15,026)	—
Cash used in investing activities	(21,394)	(12,170)
Financing Activities
Net (repayments) borrowings on revolver and other debt	(210)	199,000
Principal repayments on term loan	—	(2,250)
Purchase of treasury shares	(9,352)	(180,512)
Taxes paid related to the net share settlement of equity awards	(1,332)	(2,325)
Stock option exercises, related tax benefits and other	2,245	4,753
Cash dividend	(2,376)	(2,598)
Cash (used in) provided by financing activities	(11,025)	16,068
Effect of exchange rate changes on cash	(10,619)	(28,564)
Net decrease in cash and cash equivalents	(14,175)	(21,515)
Cash and cash equivalents – beginning of period	168,846	109,012
Cash and cash equivalents – end of period	$154,671	$87,497
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. The condensed consolidated statement of cash flows for the six months ended February 28, 2015 includes an adjustment to properly state the foreign currency impact on cash. The impact of this adjustment is a $10.4 million increase in cash provided by operating activities and an offsetting amount in effect of exchange rate changes on cash. This adjustment had no impact on the results of operations, financial position or cash balances. Operating results for the three and six months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2016.
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
In February 2016, the FASB issued ASU 2016-02, Leases to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently evaluating the impact of adopting this standard.
Significant Accounting Policies
Financing Costs: Financing costs represent interest expense, financing fees and amortization of debt issuance costs, net of $0.4 million and $0.8 million of interest income for the three and six months ended February 29, 2016, respectively.
Restructuring: The Company has committed to various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low cost countries and the centralization of certain administrative functions. Total restructuring charges for these activities were $3.6 million and $8.0 million, for the three and six months ended February 29, 2016, respectively. Liabilities for severance will be paid during the next twelve months, while facility consolidation costs (primarily reserves for future lease payments related to vacated facilities) will be paid over the underlying remaining lease terms.

The following rollforward summarizes current year restructuring activities, by segment, for the six months ended February 29, 2016 (in thousands):

	Industrial	Energy	Engineered Solutions	Corporate	Total
Balance as of August 31, 2015	$—	$—	$—	$—	$—
Restructuring charges	984	3,308	3,412	258	7,962
Cash payments	(361)	(256)	(1,120)	(157)	(1,894)
Other non-cash uses of reserve	—	(29)	(136)	(1)	(166)
Impact of changes in foreign currency rates	—	(39)	11	—	(28)
Balance as of February 29, 2016	$623	$2,984	$2,167	$100	$5,874
Goodwill and Long-Lived Assets: The Company's goodwill is tested for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company generally utilizes a discounted cash flow model to estimate the fair value of reporting units, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The fair value of the reporting unit is then compared to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill is potentially impaired and the Company then determines the implied fair value of goodwill, which is compared to the carrying value to determine if an impairment charge is required.
Indefinite lived intangible assets (tradenames) are also subject to an impairment review. On an annual basis, or more frequently if events or changes in circumstances indicate that indefinite lived intangible assets might not be recoverable, the fair value of the indefinite lived intangible assets, using a relief of royalty valuation approach, are compared to the carrying value to determine if an impairment charge is required.
Intangible assets with definite lives consist primarily of customer relationships, patents, trademarks and non-compete agreements while fixed assets include building improvements, rental assets (Energy segment) and machinery & equipment. The Company reviews these long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, the Company prepares an undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is recorded based on fair value.
A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit, intangible asset or fixed asset. While management believes the judgments and assumptions utilized in the fair value models are reasonable, different assumptions or adverse market developments could change the estimated fair values and ultimately result in future impairment charges.
As discussed in Note 3, "Goodwill and Other Intangible Assets," the Company recognized a $186.5 million and $84.4 million impairment charge in the second quarter of fiscal 2016 and 2015, respectively.
Note 2. Acquisitions
The Company completed a business acquisition during fiscal 2016, which resulted in the recognition of goodwill in the condensed consolidated financial statements because its purchase price reflected the future earnings and cash flow potential of the acquired company, as well as the complementary strategic fit and resulting synergies the acquisition is expected to bring to existing operations.
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
The Company acquired the stock of Larzep, S.A. ("Larzep") on February 17, 2016 for a purchase price of $14.6 million net of cash acquired and $1.5 million of deferred purchase price. This Industrial segment tuck-in acquisition is headquartered in Mallabia, Spain and is a supplier of hydraulic tools and solutions. The preliminary purchase price allocation resulted in $7.2 million of goodwill (which is deductible for tax purposes) and $5.3 million of intangible assets, including $3.4 million of customer relationships and $1.9 million of tradenames.
Subsequent to February 29, 2016, the Company acquired the Middle East, Caspian and the North African business of FourQuest Energy Inc. ("FourQuest") for $64.3 million. This tuck-in acquisition was funded with existing cash and expands the geographic presence and product offerings of the Energy segment, including a full range of industrial services and equipment (engineering, chemical cleaning and leak testing services) and pipeline pre-commissioning services.

Note 3. Goodwill and Other Intangible Assets
The Energy segment provides products and services to the global energy markets where safety, reliability, up-time and productivity are key value drivers. The dramatic decline in oil prices in 2015 caused a slowdown in upstream oil & gas activity as asset owners hesitated on starting new oil & gas exploration drilling and development projects, while certain existing projects were deferred or canceled and capital spending was reduced.  As a result of these unfavorable market conditions, in the second quarter of fiscal 2015 the Company recognized a $84.4 million impairment charge related to the write-down of goodwill and indefinite lived intangible assets of the Cortland and Viking businesses. The impairment charge, as a result of lower projected near-term sales and profits, consisted of a $78.0 million impairment of goodwill and $6.4 million impairment of indefinite lived intangible assets (tradenames).
The prolonged unfavorable conditions in the global oil & gas markets, including additional cuts in projected capital spending by energy customers, reduced exploration, drilling and commissioning activities and excess capacity in the industry (given continued low oil & gas prices) are expected to have an adverse impact on the future financial results of the Cortland and Viking businesses.  Accordingly, during the second quarter of fiscal 2016, the Company recognized a $140.8 million impairment charge (as a result of lower projected future sales and profits) related to the Cortland and Viking businesses.
The maximatecc business (Engineered Solutions segment), including the legacy North American business and the CrossControl (Europe) and Turotest (South America) acquisitions, manufactures severe-duty electronic instrumentation including displays and clusters, machine controls and sensors. Weakness in off-highway vehicle and agricultural markets, coupled with challenging overall industrial fundamentals, recent reductions in OEM customer build rates and production schedules (in order to reduce inventory levels) and delays in the start of production by certain European OEMs for new or updated design models have resulted in reduced sales and profitability of the maximatecc business. As a result of lower projected sales and profits, during the second quarter of fiscal 2016, the Company recognized a $45.7 million impairment charge related to the goodwill and intangible assets of the maximatecc business.
A summary of the second quarter fiscal 2016 impairment charge by reporting unit is as follows (in thousands):

	Cortland	Viking	maximatecc	Total
Goodwill	$34,502	$39,099	$44,521	$118,122
Indefinite lived intangible assets	2,211	13,289	1,153	16,653
Amortizable intangible assets	—	27,952	—	27,952
Fixed assets	—	23,784	—	23,784
	$36,713	$104,124	$45,674	$186,511
Following the second quarter fiscal 2016 impairment charge, there was $18.0 million and $37.1 million of goodwill remaining at the maximatecc and Cortland reporting units, respectively. There was no Viking goodwill remaining at February 29, 2016. The changes in the carrying value of goodwill for the six months ended February 29, 2016 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2015	$92,107	$236,450	$279,699	$608,256
Business acquisition	7,210	—	—	7,210
Impairment charge	—	(73,919)	(44,543)	(118,462)
Impact of changes in foreign currency rates	(885)	(7,884)	(1,882)	(10,651)
Balance as of February 29, 2016	$98,432	$154,647	$233,274	$486,353

The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		February 29, 2016			August 31, 2015
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$298,079	$165,990	$132,089	$302,518	$132,007	$170,511
Patents	10	30,493	21,020	9,473	30,899	19,928	10,971
Trademarks and tradenames	18	21,344	7,584	13,760	21,604	7,055	14,549
Other intangibles	3	6,172	5,985	187	6,790	6,496	294
Indefinite lived intangible assets:
Tradenames	N/A	95,026	—	95,026	112,437	—	112,437
		$451,114	$200,579	$250,535	$474,248	$165,486	$308,762
The Company estimates that amortization expense will be $10.5 million for the remaining six months of fiscal 2016. Amortization expense for future years is estimated to be: $19.9 million in fiscal 2017, $19.6 million in 2018, $19.4 million in fiscal 2019, $18.8 million in fiscal 2020, $17.7 million in fiscal 2021 and $49.6 million thereafter. The future amortization expense amounts represent estimates and may be impacted by potential future acquisitions, divestitures, impairment charges, changes in foreign currency exchange rates and other factors.
Note 4. Product Warranty Costs
The Company generally offers its customers a warranty on products they purchase, although warranty periods vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the product warranty reserve (in thousands):

	Six Months Ended
	February 29, 2016	February 28, 2015
Beginning balance	$3,718	$4,056
Provision for warranties	2,096	2,837
Warranty payments and costs incurred	(2,297)	(2,418)
Impact of changes in foreign currency rates	(66)	(231)
Ending balance	$3,451	$4,244
Note 5. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 29, 2016	August 31, 2015
Senior Credit Facility
Revolver	$—	$—
Term Loan	300,000	300,000
Total Senior Credit Facility	300,000	300,000
5.625% Senior Notes	288,059	288,059
Total Senior Indebtedness	588,059	588,059
Less: current maturities of long-term debt	(11,250)	(3,750)
Total long-term debt, less current maturities	$576,809	$584,309
The Company’s Senior Credit Facility, which matures on May 8, 2020, includes a $600.0 million revolver, a $300.0 million term loan and a $450.0 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. As of February 29,

2016, the borrowing spread on LIBOR based borrowings was 1.75% (aggregating to a 2.19% variable rate borrowing cost). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum. As of February 29, 2016, the unused credit line under the revolver was $588.6 million, of which $217.6 million was available for borrowing. Quarterly term loan principal payments of $3.8 million begin on June 30, 2016, and increase to $7.5 million on June 30, 2017, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. The Company was in compliance with all financial covenants at February 29, 2016.
On April 16, 2012, the Company issued $300.0 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which $288.1 million remains outstanding at February 29, 2016 and August 31, 2015. The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (ranging from 100.0% to 102.8%), plus accrued and unpaid interest.
Note 6. Fair Value Measurement
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
The fair value of the Company’s cash and cash equivalents, foreign currency derivatives, accounts receivable, accounts payable and its variable rate long-term debt approximated book value at both February 29, 2016 and August 31, 2015 due to their short-term nature and the fact that the interest rates approximated market rates. The fair value of the Company’s outstanding Senior Notes was $291.7 million and $287.3 million at February 29, 2016 and August 31, 2015, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.
At February 29, 2016, goodwill in the Cortland, Viking and maximatecc reporting units, as well as the indefinite lived intangible assets (tradenames) and Viking amortizable intangible assets and fixed assets were adjusted to estimated fair value, resulting in a non-cash impairment charge (as discussed in Note 3, "Goodwill and Other Intangible Assets").  In order to arrive at the implied fair value of goodwill, the Company assigned the fair value to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The indefinite lived intangible assets were valued using the relief of royalty income approach.  Fixed assets and amortizable intangible assets were also tested for recoverability using an undiscounted cash flow analysis based upon current sales projections and profitability for each asset group.  Management measured the impairment loss of  the Viking fixed assets and amortizable intangible assets as the amount by which the carrying amount of the assets exceeded their fair value.  These represent Level 3 assets measured at fair value on a nonrecurring basis.
Note 7. Derivatives
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

The U.S. dollar equivalent notional value of short duration foreign currency forward contracts (fair value hedges or non-designated hedges) was $104.6 million and $170.7 million, at February 29, 2016 and August 31, 2015, respectively. Net foreign currency gains (losses) related to these derivative instruments are as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Foreign currency gain (loss)	$1,062	$55	$(634)	$(2,006)
These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in other income and expense in the condensed consolidated statement of earnings).
Note 8. Capital Stock and Share Repurchases
The Company's Board of Directors approved four separate authorizations (September 2011, March 2014, October 2014 and March 2015) to repurchase up to 7,000,000 shares each of the Company's outstanding common stock. At February 29, 2016, shares repurchased under these authorizations totaled 20,126,479, leaving 7,873,521 shares available for repurchase under the existing share repurchase programs.
The reconciliation between basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Numerator:
Net loss	$(159,190)	$(64,838)	$(143,742)	$(40,164)
Denominator:
Weighted average common shares outstanding - basic and diluted (1)	58,991	61,759	59,089	63,045

Basic and Diluted loss per share	$(2.70)	$(1.05)	$(2.43)	$(0.64)

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	5,146	4,761	5,146	4,761
(1) As a result of the impairment charges which caused a net loss in both the current and prior year, shares from stock based compensation plans are excluded from the calculation of diluted earnings (loss) per share, as the result would be anti-dilutive.

Note 9. Income Taxes
The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards. The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to generate tax credits and deductions. Both the current and prior periods include the benefits of tax planning initiatives. Comparative pre-tax earnings (loss), income tax expense (benefit) and effective income tax rates are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Loss before income taxes	$(179,216)	$(62,858)	$(161,581)	$(30,392)
Income tax (benefit) expense	(20,026)	1,980	(17,839)	9,772
Effective income tax rate	11.2%	(3.1)%	11.0%	(32.2)%

Adjusted effective income tax rate(1)	(35.6)%	17.2%	(1.6)%	21.3%
(1) Adjusted effective income tax rate excludes the impairment charge of $186.5 million ($169.1 million after tax) and $84.4 million ($82.6 million after tax) in fiscal 2016 and fiscal 2015, respectively.
The comparability of pre-tax income (loss), income tax expense (benefit) and the related effective income tax rate is impacted by the current year and prior year impairment charges. Excluding the impairment charges, income tax expense for the three and six months ended February 29, 2016 was lower than the comparable prior year periods primarily due to lower earnings, a favorable mix of taxable earnings and the result of tax benefits from global tax planning initiatives.
The (35.6%) adjusted effective income tax rate in the second quarter of fiscal 2016 is the result of a favorable year-to-date adjustment to the quarterly income tax provision due to a reduction in estimated annual pre-tax profits. Reduced pre-tax profits, coupled with an increased proportion of taxable earnings generated in foreign jurisdictions with tax rates lower than the U.S also benefited income tax expense in the quarter. The fiscal 2016 income tax provision included approximately 85% of earnings from foreign jurisdictions with tax rates lower than the U.S. federal income tax rate compared to approximately 65% in the prior year. Both the current and prior year second quarter tax provision included a similar benefit from global tax planning initiatives; however the impact on the effective tax rate was substantially larger in the current year, as quarterly pre-tax earnings (excluding the impairment charge) were down $14.2 million year-over-year. Current year tax planning initiatives relate to the deductibility of foreign currency losses for tax purposes.
The (1.6%) adjusted effective income tax rate for the first half of fiscal 2016 is due to the benefit of tax planning initiatives, which generate foreign tax credits that exceed the amount of taxes due on current year earnings, which are primarily in lower tax rate jurisdictions.

Note 10. Segment Information
The Company is a global manufacturer of a broad range of industrial products and systems and is organized in three reportable segments: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and maintenance services, customized offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to original equipment manufacturers ("OEM") in various on and off-highway vehicle markets, as well as a variety of other products to the industrial and agricultural markets. The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net Sales by Reportable Product Line & Segment:
Industrial Segment:
Industrial Tools	$72,095	$86,698	$151,828	$178,716
Integrated Solutions	9,093	9,790	18,231	20,185
	81,188	96,488	170,059	198,901
Energy Segment:
Energy Maintenance & Integrity	58,551	55,364	137,385	120,342
Other Energy Services	27,674	44,847	62,602	91,391
	86,225	100,211	199,987	211,733
Engineered Solutions Segment:
On-Highway	49,434	51,981	103,510	110,449
Agriculture, Off-Highway and Other	46,442	52,325	94,744	107,687
	95,876	104,306	198,254	218,136
	$263,289	$301,005	$568,300	$628,770
Operating Profit (Loss):
Industrial	$16,728	$23,517	$37,283	$50,221
Energy	(136,766)	(75,673)	(126,673)	(63,231)
Engineered Solutions	(45,116)	2,010	(41,594)	8,288
General Corporate	(6,961)	(6,301)	(15,760)	(13,507)
	$(172,115)	$(56,447)	$(146,744)	$(18,229)
Adjusted Operating Profit (Loss):
Industrial	$16,728	$23,517	$37,283	$50,221
Energy (1)	4,071	8,680	14,164	21,122
Engineered Solutions (2)	558	2,010	4,080	8,288
General Corporate	(6,961)	(6,301)	(15,760)	(13,507)
	$14,396	$27,906	$39,767	$66,124

	February 29, 2016	August 31, 2015
Assets by Segment:
Industrial	$298,831	$293,738
Energy	435,260	601,521
Engineered Solutions	535,212	588,200
General Corporate	141,701	153,458
	$1,411,004	$1,636,917
(1) The Energy segment adjusted operating profit (loss) excludes impairment charges of $140.8 million and $84.4 million for the three and six months ended February 29, 2016 and February 28, 2015, respectively.
(2) The Engineered Solution segment adjusted operating profit (loss) excludes impairment charges of $45.7 million for the three and six months ended February 29, 2016.

In addition to the impact of foreign currency exchange rate changes, the comparability of segment and product line information is also impacted by acquisitions and the fiscal 2015 and 2016 impairment charges (Energy and Engineered Solutions segments).  Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.
Note 11. Contingencies and Litigation
The Company had outstanding letters of credit of $17.9 million and $18.1 million at February 29, 2016 and August 31, 2015, respectively, the majority of which relate to commercial contracts and self-insured workers compensation programs.
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
The Company remains contingently liable for lease payments of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their lease payment obligations. The discounted present value of future minimum lease payments for these leases was $16.7 million at February 29, 2016.
Note 12. Guarantor Subsidiaries
As discussed in Note 5, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $288.1 million remains outstanding as of February 29, 2016. All of our material domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.
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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended February 29, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$32,399	$55,783	$175,107	$—	$263,289
Cost of products sold	12,077	39,688	120,494	—	172,259
Gross profit	20,322	16,095	54,613	—	91,030
Selling, administrative and engineering expenses	17,117	13,121	36,934	—	67,172
Amortization of intangible assets	318	2,644	2,918	—	5,880
Restructuring charges	79	2,374	1,129	—	3,582
Impairment charges	—	49,012	137,499	—	186,511
Operating profit (loss)	2,808	(51,056)	(123,867)	—	(172,115)
Financing costs, net	7,308	—	(442)	—	6,866
Intercompany (income) expense, net	(5,465)	1,025	4,440	—	—
Other expense (income), net	200	(31)	66	—	235
Earnings (loss) before income taxes	765	(52,050)	(127,931)	—	(179,216)
Income tax benefit	(1,648)	(744)	(17,634)	—	(20,026)
Net earnings (loss) before equity in earnings (loss) of subsidiaries	2,413	(51,306)	(110,297)	—	(159,190)
Equity in earnings (loss) of subsidiaries	(161,603)	(95,088)	111	256,580	—
Net loss	$(159,190)	$(146,394)	$(110,186)	$256,580	$(159,190)
Comprehensive loss	$(173,341)	$(163,017)	$(108,215)	$271,232	$(173,341)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended February 28, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$39,335	$70,675	$190,995	$—	$301,005
Cost of products sold	12,076	52,182	126,986	—	191,244
Gross profit	27,259	18,493	64,009	—	109,761
Selling, administrative and engineering expenses	16,430	16,367	42,971	—	75,768
Amortization of intangible assets	318	2,785	2,984	—	6,087
Impairment charges	—	20,249	64,104	—	84,353
Operating profit (loss)	10,511	(20,908)	(46,050)	—	(56,447)
Financing costs, net	7,267	—	(237)	—	7,030
Intercompany (income) expense, net	(5,098)	849	4,249	—	—
Intercompany dividend income	(212)	(243)	(31)	486	—
Other income, net	(246)	(64)	(309)	—	(619)
Earnings (loss) before income taxes	8,800	(21,450)	(49,722)	(486)	(62,858)
Income tax expense (benefit)	1,514	(207)	757	(84)	1,980
Net earnings (loss) before equity in earnings (loss) of subsidiaries	7,286	(21,243)	(50,479)	(402)	(64,838)
Equity in earnings (loss) of subsidiaries	(72,124)	(28,577)	323	100,378	—
Net loss	$(64,838)	$(49,820)	$(50,156)	$99,976	$(64,838)
Comprehensive loss	$(121,586)	$(65,247)	$(65,507)	$130,754	$(121,586)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Six Months Ended February 29, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$67,089	$125,799	$375,412	$—	$568,300
Cost of products sold	19,248	89,330	260,131	—	368,709
Gross profit	47,841	36,469	115,281	—	199,591
Selling, administrative and engineering expenses	36,877	27,507	75,699	—	140,083
Amortization of intangible assets	636	5,260	5,883	—	11,779
Restructuring charges	957	2,495	4,510	—	7,962
Impairment charges	—	49,012	137,499	—	186,511
Operating profit (loss)	9,371	(47,805)	(108,310)	—	(146,744)
Financing costs, net	14,763	—	(781)	—	13,982
Intercompany (income) expense, net	(11,294)	(2,732)	14,026	—	—
Other expense, net	603	31	221	—	855
Earnings (loss) before income taxes	5,299	(45,104)	(121,776)	—	(161,581)
Income tax expense (benefit)	(1,057)	305	(17,087)	—	(17,839)
Net earnings (loss) before equity in loss of subsidiaries	6,356	(45,409)	(104,689)	—	(143,742)
Equity in loss of subsidiaries	(150,098)	(89,755)	(3)	239,856	—
Net loss	$(143,742)	$(135,164)	$(104,692)	$239,856	$(143,742)
Comprehensive loss	$(178,827)	$(164,011)	$(111,313)	$275,324	$(178,827)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Six Months Ended February 28, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$79,601	$148,266	$400,903	$—	$628,770
Cost of products sold	22,043	105,440	264,550	—	392,033
Gross profit	57,558	42,826	136,353	—	236,737
Selling, administrative and engineering expenses	35,502	33,834	88,904	—	158,240
Amortization of intangible assets	636	5,570	6,167	—	12,373
Impairment charges	—	20,249	64,104	—	84,353
Operating profit (loss)	21,420	(16,827)	(22,822)	—	(18,229)
Financing costs, net	13,814	—	(593)	—	13,221
Intercompany expense (income), net	(10,830)	2,083	8,747	—	—
Intercompany dividend income	(212)	(243)	(31)	486	—
Other expense (income), net	219	(160)	(1,117)	—	(1,058)
Earnings before income taxes	18,429	(18,507)	(29,828)	(486)	(30,392)
Income tax expense	3,824	499	5,533	(84)	9,772
Net earnings (loss) before equity in earnings (loss) of subsidiaries	14,605	(19,006)	(35,361)	(402)	(40,164)
Equity in earnings (loss) of subsidiaries	(54,769)	(14,430)	517	68,682	—
Net loss	$(40,164)	$(33,436)	$(34,844)	$68,280	$(40,164)
Comprehensive loss	$(159,875)	$(71,847)	$(88,657)	$160,504	$(159,875)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	February 29, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$6,553	$—	$148,118	$—	$154,671
Accounts receivable, net	13,081	32,039	136,215	—	181,335
Inventories, net	24,689	31,557	91,125	—	147,371
Other current assets	14,389	2,683	37,834	—	54,906
Total current assets	58,712	66,279	413,292	—	538,283
Property, plant and equipment, net	5,363	19,647	85,857	—	110,867
Goodwill	38,847	143,690	303,816	—	486,353
Other intangibles, net	10,065	101,041	139,429	—	250,535
Investment in subsidiaries	1,886,769	900,034	24,363	(2,811,166)	—
Intercompany receivable	—	604,822	571,847	(1,176,669)	—
Other long-term assets	9,968	—	14,998	—	24,966
Total assets	$2,009,724	$1,835,513	$1,553,602	$(3,987,835)	$1,411,004
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$13,585	$15,371	$82,594	$—	$111,550
Accrued compensation and benefits	13,513	3,665	23,729	—	40,907
Current maturities of debt and short-term borrowings	11,250	—	—	—	11,250
Income taxes payable	—	—	5,136	—	5,136
Other current liabilities	18,955	5,213	28,599	—	52,767
Total current liabilities	57,303	24,249	140,058	—	221,610
Long-term debt, less current maturities	576,809	—	—	—	576,809
Deferred income taxes	35,157	—	17,457	—	52,614
Pension and postretirement benefit liabilities	11,016	—	5,300	—	16,316
Other long-term liabilities	47,004	1,028	8,091	—	56,123
Intercompany payable	794,903	—	381,766	(1,176,669)	—
Shareholders’ equity	487,532	1,810,236	1,000,930	(2,811,166)	487,532
Total liabilities and shareholders’ equity	$2,009,724	$1,835,513	$1,553,602	$(3,987,835)	$1,411,004

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$18,688	$523	$149,635	$—	$168,846
Accounts receivable, net	16,135	33,748	143,198	—	193,081
Inventories, net	23,074	33,480	86,198	—	142,752
Deferred income taxes	9,256	—	3,666	—	12,922
Other current assets	18,020	2,967	21,801	—	42,788
Total current assets	85,173	70,718	404,498	—	560,389
Property, plant and equipment, net	6,363	23,691	112,404	—	142,458
Goodwill	38,847	189,337	380,072	—	608,256
Other intangibles, net	10,702	109,665	188,395	—	308,762
Investment in subsidiaries	2,067,438	1,017,418	27,552	(3,112,408)	—
Intercompany receivable	—	619,198	565,968	(1,185,166)	—
Other long-term assets	10,694	—	6,358	—	17,052
Total assets	$2,219,217	$2,030,027	$1,685,247	$(4,297,574)	$1,636,917
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$14,700	$19,213	$84,202	$—	$118,115
Accrued compensation and benefits	16,479	2,952	24,276	—	43,707
Current maturities of debt and short-term borrowings	3,750	—	219	—	3,969
Income taxes payable	10,947	—	3,858	—	14,805
Other current liabilities	19,817	4,783	29,860	—	54,460
Total current liabilities	65,693	26,948	142,415	—	235,056
Long-term debt, less current maturities	584,309	—	—	—	584,309
Deferred income taxes	43,210	—	29,731	—	72,941
Pension and postretirement benefit liabilities	11,712	—	6,116	—	17,828
Other long-term liabilities	46,407	400	6,975	—	53,782
Intercompany payable	794,885	—	390,281	(1,185,166)	—
Shareholders’ equity	673,001	2,002,679	1,109,729	(3,112,408)	673,001
Total liabilities and shareholders’ equity	$2,219,217	$2,030,027	$1,685,247	$(4,297,574)	$1,636,917

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended February 29, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$(1,458)	$(1,222)	$31,543	$—	$28,863
Investing Activities
Proceeds from sale of property, plant and equipment	13	2,568	2,055	—	4,636
Capital expenditures	(339)	(1,869)	(8,796)	—	(11,004)
Business acquisitions, net of cash acquired	—	—	(15,026)	—	(15,026)
Cash (used in) provided by investing activities	(326)	699	(21,767)	—	(21,394)
Financing Activities
Net repayments on revolver and other debt	—	—	(210)	—	(210)
Purchase of treasury shares	(9,352)	—	—	—	(9,352)
Taxes paid related to the net share settlement of equity awards	(1,332)	—	—	—	(1,332)
Stock option exercises, related tax benefits and other	2,245	—	—	—	2,245
Cash dividend	(2,376)	—	—	—	(2,376)
Intercompany loan activity	464	—	(464)	—	—
Cash used in financing activities	(10,351)	—	(674)	—	(11,025)
Effect of exchange rate changes on cash	—	—	(10,619)	—	(10,619)
Net decrease in cash and cash equivalents	(12,135)	(523)	(1,517)	—	(14,175)
Cash and cash equivalents—beginning of period	18,688	523	149,635	—	168,846
Cash and cash equivalents—end of period	$6,553	$—	$148,118	$—	$154,671

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended February 28, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$20,360	$(41,149)	$23,940	$—	$3,151
Investing Activities
Capital expenditures	(519)	(2,447)	(9,911)	—	(12,877)
Proceeds from sale of property, plant and equipment	—	198	509	—	707
Intercompany investment	(1,117)	—	—	1,117	—
Cash used in investing activities	(1,636)	(2,249)	(9,402)	1,117	(12,170)
Financing Activities
Net borrowing on revolver and other debt	199,000	—	—	—	199,000
Principal repayments on term loan	(2,250)	—	—	—	(2,250)
Purchase of treasury shares	(180,512)	—	—	—	(180,512)
Taxes paid related to the net share settlement of equity awards	(2,325)	—	—	—	(2,325)
Stock option exercises, related tax benefits and other	4,753	—	—	—	4,753
Cash dividend	(2,598)	—	—	—	(2,598)
Intercompany loan activity	(57,169)	42,010	15,159	—	—
Intercompany capital contribution	—	—	1,117	(1,117)	—
Cash (used in) provided by financing activities	(41,101)	42,010	16,276	(1,117)	16,068
Effect of exchange rate changes on cash	—	—	(28,564)	—	(28,564)
Net (decrease) increase in cash and cash equivalents	(22,377)	(1,388)	2,250	—	(21,515)
Cash and cash equivalents—beginning of period	27,931	3,325	77,756	—	109,012
Cash and cash equivalents—end of period	$5,554	$1,937	$80,006	$—	$87,497

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, is a Wisconsin corporation and was incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. The Company is organized into three operating segments: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and other energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to original equipment manufacturers (“OEM”) in various on and off-highway vehicle markets, as well as a variety of other products to the industrial and agricultural markets. Financial information related to the Company's segments is included in Note 10, "Segment Information" in the notes to the condensed consolidated financial statements.
Our businesses provide an array of products and services across multiple customer markets and geographies which results in significant diversification.  Sales in most of our end markets are expected to remain sluggish during the remainder of the fiscal year given the challenging and inconsistent demand we have experienced in several served markets including industrial, mining, infrastructure, oil & gas, commercial and off-highway vehicles and agriculture. Excluding the impact of acquisitions and foreign currency rate changes ("core sales"), we expect fiscal 2016 consolidated core sales to decline 4-6% from the prior year. As a result of these and other factors, we have implemented various cost reduction programs across all three segments to reduce the impact of lower customer demand on our profitability. We expect to incur $25 million of restructuring charges in fiscal 2016 and 2017 to simplify our organizational structure and reduce our fixed costs. Financial results for the first half of fiscal 2016 include $8 million of restructuring costs to consolidate facilities and reduce global headcount. We remain focused on maintaining our financial position and flexibility by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation.
Given our worldwide operations, the strengthening of the U.S. dollar has continued to have a significant negative impact on our financial results, financial position and cash flow. Changes in foreign currency exchange rates will continue to add volatility going forward as slightly over one-half of our sales are generated outside of the United States in currencies other than the U.S. dollar. The strengthening of the U.S. dollar unfavorably impacts our sales, cash flow and earnings given the translation of our international results into U.S. dollars. This also results in higher costs for certain international operations which incur costs or purchase material components in U.S. dollars and reduces the dollar value of assets (including cash) and liabilities of our international operations included in our consolidated balance sheet.
Despite short-term challenges from weak end market demand and foreign currency headwinds, we continue to believe that our targeted energy, infrastructure, food/farm productivity and natural resources/sustainability strategies provide attractive long-term opportunities for sustainable growth. The long-term sales growth and profitability of our business is also dependent on our ability to identify, consummate and integrate strategic acquisitions, develop and market innovative new products, expand our business activity geographically and continuously improve operational excellence. Our priorities during the remainder of fiscal 2016 include continued execution of restructuring activities, investments in growth initiatives, including strategic acquisitions, and cash flow generation.

Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended				Six Months Ended
	February 29, 2016		February 28, 2015		February 29, 2016		February 28, 2015
Net sales	$263	100%	$301	100%	$568	100%	$629	100%
Cost of products sold	172	65%	191	63%	369	65%	392	62%
Gross profit	91	35%	110	38%	199	35%	237	38%
Selling, administrative and engineering expenses	67	25%	76	25%	140	25%	158	25%
Amortization of intangible assets	6	2%	6	2%	12	2%	12	2%
Restructuring charges	4	2%	—	—%	8	1%	—	—%
Impairment charges	187	71%	84	44%	187	33%	84	13%
Operating loss	(173)	(66)%	(56)	(19)%	(148)	(26)%	(18)	(3)%
Financing costs, net	7	3%	7	2%	14	2%	13	2%
Other expense, net	—	0%	(1)	0%	—	0%	(1)	0%
Loss before income taxes	(179)	(68)%	(62)	(21)%	(162)	(29)%	(30)	(5)%
Income tax expense (benefit)	(20)	(7)%	2	1%	(18)	(4)%	10	—%
Net loss	$(159)	(60)%	$(65)	(22)%	$(144)	(25)%	$(40)	(6)%

Diluted loss per share	$(2.70)		$(1.05)		$(2.43)		$(0.64)
Core sales in the first half of fiscal 2016 were down 4% compared to the prior year and down 8% in the second quarter, as a result of challenging end market conditions, including weak general industrial activity, reduced capital expenditures by customers in the global energy markets and lower demand and inventory destocking by OEMs in off-highway vehicles, mining, agriculture and other markets. The resulting lower production levels and absorption of manufacturing costs, as well as unfavorable sales mix and restructuring charges (as we adjust our cost structure by consolidating facilities and reducing headcount) resulted in reduced operating profit margins. Second quarter fiscal 2016 and 2015, both included impairment charges related to the write-down of the acquired goodwill, intangible assets and long-lived assets of certain of our businesses. Current year financial results also include a reduced effective income tax rate (excluding the impairment charge), as well as lower shares outstanding.
Segment Results
Industrial Segment
The Industrial segment is a global supplier of branded hydraulic and mechanical tools to a broad array of end markets, including general maintenance and repair, industrial, oil & gas, mining, infrastructure and production automation. Its primary products include high-force hydraulic tools, production automation solutions and concrete stressing components and systems (collectively "Industrial Tools") and highly engineered heavy lifting solutions ("Integrated Solutions"). The following table sets forth the results of operations for the Industrial segment (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net sales	$81	$96	$170	$199
Operating profit	17	24	37	50
Operating profit %	20.6%	24.4%	21.9%	25.2%
Industrial segment second quarter sales were $81 million, or 16% lower than the prior year, while first half sales were $170 million, a decrease of 15% from the prior year. Excluding changes in foreign currency exchange rates, which unfavorably impacted sales comparisons by $2 million and $7 million for the three and six months ended February 29, 2016, comparative year-over-year core sales decreased 14% and 11% for the same periods, respectively. During the second quarter, Industrial Tool product line core sales declined $13 million (15%) on reduced global industrial activity and unfavorable market conditions in most served markets and geographies, while cautious spending patterns by customers for heavy lifting and large infrastructure projects resulted in a 3% core decline in Integrated

Solutions product line sales. Operating profit margin was 20.6% for the second quarter of fiscal 2016 compared to 24.4% in the prior year period. Lower production levels (absorption of fixed costs), unfavorable sales mix (which reduced margins by 100 basis points in the quarter) as well as $1 million of restructuring charges resulted in lower operating profit margins.
Energy Segment
The Energy segment provides products and maintenance services to the global energy markets, where safety, reliability, up-time and productivity are key value drivers. Products include joint integrity tools and connectors for oil & gas and power generation installations and high performance ropes, cables and umbilicals. In addition to these products, the Energy segment also provides mooring systems and joint integrity tools under rental arrangements, as well as technical manpower solutions. The following table sets forth the results of operations for the Energy segment (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net sales	$86	$100	$200	$212
Operating profit (loss)	(137)	(76)	(127)	(63)
Operating profit %	(158.6)%	(75.5)%	(63.3)%	(29.9)%
Energy segment year-over-year core sales declined 8% in the second quarter, but were up 3% for the first half of the fiscal year. Changes in foreign currency exchange rates unfavorably impacted sales comparisons by $7 million and $18 million for the three and six months ended February 29, 2016, respectively. Revenue from our Energy Maintenance and Integrity product line increased $7 million (13%) in the second quarter, the result of significantly higher technical manpower services for maintenance projects. However, sales of Other Energy Services, consisting of umbilical & rope solutions and offshore mooring, declined $14 million (33%) due to reduced exploration, drilling and commissioning activities (as operators and asset owners reduce capital spending projects in response to lower oil & gas prices). Energy segment operating losses are the result of impairment charges of $141 million and $84 million in the three and six months ended February 29, 2016 and February 28, 2015, respectively. Excluding the impairment charge, Energy segment operating profit for the quarter was $4 million and $9 million for fiscal 2016 and 2015, respectively, and year-to-date was $14 million and $21 million for fiscal 2016 and 2015, respectively. Second quarter operating profit margin, excluding the impairment charges was 4.7% compared to 8.7% in the prior year. The impact of $1 million of restructuring expenses and unfavorable sales mix (approximately 375 basis point reduction in operating profit margin), due to sharply higher service revenue and reduced mooring rental activity, was somewhat offset by savings from previously completed restructuring actions.
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

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net sales	$96	$104	$198	$218
Operating profit (loss)	(45)	2	(42)	8
Operating profit %	(47.1)%	1.9%	(21.0)%	3.8%
Fiscal 2016 second quarter Engineered Solutions net sales decreased $8 million (8%) year-over-year to $96 million, while first half sales decreased $20 million (10%) year-over-year to $198 million. Excluding foreign currency rate changes, which unfavorably impacted sales comparisons by $4 million and $12 million in the three and six months ended February 29, 2016, respectively, core sales declined 4% year-over-year for both the three and six month periods. Extended holiday shutdowns and reduced build rates by OEMs to reduce inventory levels, coupled with unfavorable market conditions in off-highway vehicles and agriculture markets resulted in reduced sales levels. The operating loss in fiscal 2016 included a $46 million impairment charge related to the maximatecc business. Operating profit margins (excluding the impairment charge) were slightly positive but adversely impacted by unfavorable product mix and reduced absorption on lower production volumes. Restructuring costs to consolidate facilities and reduce headcount were $2 million and $3 million, for the three and six months ended February 29, 2016, respectively.

Corporate
Corporate expenses increased $1 million in the second quarter and $2 million year-to-date compared to the prior year, due to additional consulting and recruiting expenses.
Financing Costs, net
Net financing costs were $7 million in both the second quarter of fiscal 2016 and 2015, and $14 million and $13 million for the six months ended February 29, 2016 and February 28, 2015, respectively.
Income Taxes Expense
Comparative pre-tax loss, income tax expense (benefit) and effective income tax rates are as follows (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Loss before income taxes	$(179)	$(63)	$(162)	$(30)
Income tax (benefit) expense	(20)	2	(18)	10
Effective income tax rate	11.2%	(3.1)%	11.0%	(32.2)%
Adjusted effective income tax rate(1)	(35.6)%	17.2%	(1.6)%	21.3%
(1) Adjusted effective income tax rate excludes the impairment charge of $186.5 million ($169.1 million after tax) and $84.4 million ($82.6 million after tax) in fiscal 2016 and fiscal 2015, respectively.
The comparability of pre-tax income (loss), income tax expense (benefit) and the related effective income tax rate is impacted by the non-cash impairment charges. Excluding the impairment charges, income tax expense for the three and six months ended February 29, 2016 was lower than the comparable prior year periods primarily due to lower earnings and a lower effective tax rate. Refer to Note 9, "Income Taxes" for further details on income tax expense and effective income tax rates.
Cash Flows and Liquidity
At February 29, 2016, cash and cash equivalents included $148 million of cash held by our foreign locations and $6 million held domestically. We periodically utilize income tax safe harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent, including $84 million and $160 million at February 29, 2016 and August 31, 2015, respectively. The following table summarizes our cash flows from operating, investing and financing activities (in millions):

	Six Months Ended
	February 29, 2016	February 28, 2015
Net cash provided by operating activities	$29	$3
Net cash used in investing activities	(21)	(12)
Net cash (used in) provided by financing activities	(11)	16
Effect of exchange rates on cash	(11)	(29)
Net decrease in cash and cash equivalents	$(14)	$(22)
Cash flows from operating activities were $29 million for the six months ended February 29, 2016, an increase of $26 million compared to the prior year due primarily to higher prior year income tax payments. Cash flows from operations and existing cash balances were utilized to repurchase 400,000 shares of common stock ($9 million) and fund the $15 million purchase price of the Larzep acquisition.
Cash flows used in operating activities during the six months ended February 28, 2015 were $3 million, primarily the result of higher income tax payments (partially attributable to prior year divestitures) and a $16 million increase in working capital. Net revolver borrowings of $199 million were the primary source of funds used to fund the repurchase of approximately 6 million shares ($181 million) of the Company’s common stock.
Our Senior Credit Facility, which matures on May 8, 2020, includes a $600 million revolver, a $300 million term loan and a $450 million expansion option. Quarterly term loan principal payments of $4 million begin on June 30, 2016, increasing to $8 million per quarter beginning on June 30, 2017, with the remaining principal due at maturity. At February 29, 2016, the unused credit line under the revolver was $589 million, of which $218 million was available for borrowing. We believe the $155 million of cash on hand, revolver availability and future operating cash flow will be adequate to meet operating, acquisition funding, debt service, stock buyback and capital expenditure requirements for the foreseeable future.
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	February 29, 2016	PWC%	August 31, 2015	PWC%
Accounts receivable, net	$181	17%	$193	16%
Inventory, net	147	14%	143	12%
Accounts payable	(112)	(11)%	(118)	(10)%
Net primary working capital	$216	21%	$218	18%
Excluding the $5 million impact of changes in foreign currency exchange rates and the $3 million increase from the Larzep acquisition, primary working capital increased $2 million during the first half of fiscal 2016, the result of an $8 million decrease in accounts receivable (due to lower sales levels across all segments), a $5 million increase in inventory and $4 million increase in accounts payable.
Commitments and Contingencies
We have operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material and we believe that such costs will not have a material adverse effect on our financial position, results of operations or cash flows.
We remain contingently liable for lease payments under leases of businesses that were previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $17 million at February 29, 2016.
We had outstanding letters of credit of approximately $18 million and $18 million at February 29, 2016 and August 31, 2015, respectively, the majority of which relate to commercial contracts and self-insured workers compensation programs.
Contractual Obligations
Our contractual obligations are discussed in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2015, and have not materially changed.
Critical Accounting Policies
Refer to the Critical Accounting Policies in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year-ended August 31, 2015 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.
Goodwill Impairment Review, Estimates and Sensitivity: Our business acquisitions typically result in goodwill and other intangible assets, which are a significant portion of our total assets. On an annual basis, or more frequently if triggering events occur, we compare the estimated fair value of our reporting units to the carrying value to determine if a potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill. In estimating the fair value of a reporting unit, we generally use a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The expected future revenue growth rates and operating profit margins are determined after taking into consideration our historical revenue growth rates and earnings levels, our assessment of future market potential and our expectations of future business performance. Under the discounted cash flow approach, the fair value is calculated as the sum of the projected discounted cash flows over a discrete seven year period plus an estimated terminal value.
During the second quarter of fiscal 2016, we determined that there were interim “triggering events” that required a review of the recoverability of the long-lived assets, intangible assets and goodwill of three reporting units (Cortland, Viking and maximatecc).
Cortland and Viking Reporting Units:  The Cortland business (acquired in September 2008) develops highly-engineered rope and cable solutions that maximize performance, safety and efficiency for customers in various markets including offshore oil & gas, heavy marine lift, ROV and seismic. The Viking business was acquired in August 2013 and provides customers with a comprehensive range of marine mooring equipment and services (inspection, design and installation) to meet the demands of offshore energy assets. Customer demand at these Energy segment businesses is susceptible to changes in oil & gas prices and capital spending patterns by global energy customers. Unfavorable market conditions, including continued cuts in oil & gas capital spending, reduced exploration, drilling and commissioning activities and excess capacity for mooring rental assets, resulted in a 33% core sales decline in the second quarter of fiscal 2016 at Viking and Cortland, which comprise our Other Energy Services product line. As a result of lower projected sales and profits, we recognized an impairment charge of $141 million during the second quarter of fiscal 2016. The impairment charge consisted of $74 million of goodwill, $16 million of indefinite lived intangibles (tradenames), $28 million of amortizable intangible assets and $24 million of fixed assets (primarily Viking rental assets).
While we believe that the Energy segment's diverse products and services will generate positive cash flow and earnings in the long-term, the financial projections utilized in the interim impairment review were based on historical trends and incorporate current unfavorable market conditions and reduced expectations regarding future sales growth, including 3.0% in the terminal year. Estimated future cash flows from the Cortland business assume single digit core sales decline through fiscal 2017, following a 20% sales decline in fiscal 2015. Decisions by asset owners to significantly reduce exploration and drilling activities, has resulted in reduced near term sales expectations for Viking (projecting sales declines through fiscal 2017). Despite actions to adjust our cost structure for current sales volumes, near-term estimated future cash flows from Viking are expected to be challenged given the fixed cost nature of the business (rent and depreciation expense on rental assets).
The future financial results of these reporting units are dependent on a) the realization of savings from restructuring actions to consolidate facilities and reduce fixed overhead, b) the level of offshore exploration and drilling activity and c) our ability to retain or win new business in a market that currently has excess capacity. The assumptions that have the most significant impact on determination of the fair value of the Cortland and Viking reporting units are the discount rate (11.2% at February 29, 2016) and sales growth rate. A 100 basis point increase in the discount rate results in a reduction to the estimated fair value of each reporting unit by approximately 12% for Cortland and 6% for Viking, while a reduction in the terminal year sales growth rate assumption by 100 basis points would decrease the estimated fair value by approximately 8% for both Cortland and Viking.
Maximatecc Reporting Unit:  The maximatecc reporting unit, including the legacy North American business and acquisitions of CrossControl (Europe) and Turotest (South America), manufactures severe-duty electronic instrumentation including displays and clusters, machine controls and sensors. These products are primarily marketed to industrial vehicle original equipment manufacturers (“OEMs”) and system suppliers in a number of industries, including industrial, material hauling, construction, agriculture, forestry, mining, utility, cargo, marine and rail. Weakness in off-highway vehicle and agricultural markets, coupled with weak overall industrial fundamentals, recent OEM inventory destocking and delays in the launch of new models have resulted in reduced sales and profitability of the business. Financial projections for the business now assume core sales declines in fiscal 2016 and 2017, with a rebound to core sales growth in fiscal 2018 (driven by ramp up to full production volumes on new platform wins) and improved profitability in future years, driven by higher sales volume and the benefit of restructuring actions.
Future sales and profits of the maximatecc business are subject to OEM production levels that may change in response to end market conditions in industrial and off-highway markets. Specific market factors include the adoption rate of human to machine interface (“HMI”) technology as “options” on off-highway equipment, the level of new and used inventory at dealers and in the field, commodity pricing which impacts end-user demand and the timing and pace to full production volumes for recent new OEM platform wins.  The assumptions that have the most significant impact on the determination of the fair value of the reporting unit are the discount rate (10.5% at February 29, 2016) and sales growth rates (3% in the terminal year). A 100 basis point increase in the discount rate results in a decrease to the estimated fair values by approximately 15%, while a reduction in the terminal year sales growth rate assumption by 100 basis points would decrease the estimated fair values by approximately 11%.
Following the second quarter fiscal 2016 impairment charges, there is no remaining goodwill related to the Viking business and $37 million and $18 million related to Cortland and maximatecc goodwill, respectively.
Indefinite-lived intangibles (tradenames):  Indefinite lived intangible assets are also subject to annual impairment testing. On an annual basis or more frequently if a triggering event occurs, the fair value of indefinite lived assets, based on a relief of royalty valuation approach, are evaluated to determine if an impairment charge is required. In the second quarter of fiscal 2016 we recognized a $17 million impairment of the Viking, Cortland and maximatecc tradenames, the result of lower projected sales and profits. The valuation models assume reduced sales projections and royalty rates of 1.0%-1.5%, which reflected current and future profitability estimates and were lower than previous estimates.
Long-lived assets (fixed assets and amortizable intangible assets):  We also review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, we prepare an undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. The undiscounted operating cash flow analyses for Cortland and maximatecc exceeded the carrying value and therefore there was no impairment of fixed assets or amortizable intangible assets at February 29, 2016.  However, the undiscounted operating cash flows of Viking did not exceed the carrying value and therefore a $52 million impairment to long-lived assets was recognized in the second quarter of fiscal 2016, including $28 million of amortizable intangible assets and $24 million of fixed assets (primarily rental assets).
A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, future additional impairment charges could be required. Weakening industry or economic trends, disruptions to our business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets or in entity structure and divestitures may adversely impact the assumptions used in the valuations and ultimately result in future impairment charges.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.
Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow because the interest rate on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility. A ten percent increase in the average cost of our variable rate debt (from 2.19% to 2.41%) would have resulted in a corresponding $0.2 million and $0.5 million increase in financing costs for the three and six months ended February 29, 2016, respectively.

Foreign Currency Risk: We maintain operations in the U.S. and various foreign countries. Our more significant non-U.S. operations are located in Australia, the Netherlands, the United Kingdom, Mexico and China, and have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions (primarily forward foreign currency swaps) that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 7, “Derivatives” for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.
Similar to what we experienced during the last eighteen months, the strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $13 million and operating profit (excluding the impairment charge) would have been lower by $1 million, respectively, for the three months ended February 29, 2016. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates on our February 29, 2016 financial position would have resulted in a $20 million reduction to equity (accumulated other comprehensive loss), as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,126,479 shares of common stock (over 25% of its then outstanding shares) for $610 million. The following table summarizes share repurchases during the three months ended February 29, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
December 1 to December 31, 2015	200,000	$23.33	7,873,521
January 1 to January 31, 2016	—	—	7,873,521
February 1 to February 29, 2016	—	—	7,873,521
	200,000	$23.33
Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 34, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: April 8, 2016	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 29, 2016
INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.1	Offer Letter by and between Actuant Corporation and Randal Baker	Exhibit 10.1 to Registrant's Form 8-K filed on March 1, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended February 29, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X