Form 10-Q
period 2016-05-31
ACTUANT CORP
filed 2016-07-08
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of June 30, 2016 was 58,928,350.

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

•	regulatory and legal developments including changes to United States taxation rules, conflict mineral supply chain compliance, environmental laws and governmental climate change initiatives;

•	the potential for a non-cash asset impairment charge, if operating performance or the outlook at one or more of our businesses were to fall significantly below current levels;

•	our ability to execute our share repurchase program, which depends in part, on our free cash flow, liquidity and changes in the trading price of our common stock;

•	a significant failure in information technology (IT) infrastructure and systems, unauthorized access to financial and other sensitive data or cybersecurity threats;

•	litigation, including product liability and warranty claims;

•	inadequate intellectual property protection or if our products are deemed to infringe on the intellectual property of others;

•	our level of indebtedness, ability to comply with the financial and other covenants in our debt agreements and fluctuations in interest rates; and

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Net sales	$305,341	$320,100	$873,641	$948,870
Cost of products sold	197,815	201,540	566,524	593,573
Gross profit	107,526	118,560	307,117	355,297
Selling, administrative and engineering expenses	70,120	69,569	210,202	227,809
Amortization of intangible assets	5,567	5,989	17,347	18,362
Restructuring charges	3,496	—	11,458	—
Impairment charges	—	—	186,511	84,353
Operating profit (loss)	28,343	43,002	(118,401)	24,773
Financing costs, net	7,253	7,462	21,236	20,683
Other expense (income), net	751	569	1,605	(489)
Earnings (loss) before income taxes	20,339	34,971	(141,242)	4,579
Income tax (benefit) expense	(827)	(2,987)	(18,666)	6,785
Net earnings (loss)	$21,166	$37,958	$(122,576)	$(2,206)

Earnings (loss) per share:
Basic	$0.36	$0.64	$(2.08)	$(0.04)
Diluted	$0.36	$0.63	$(2.08)	$(0.04)

Weighted average common shares outstanding:
Basic	58,923	59,617	59,034	61,911
Diluted	59,589	60,243	59,034	61,911

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Net earnings (loss)	$21,166	$37,958	$(122,576)	$(2,206)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	15,314	(10,882)	(20,182)	(131,249)
Pension and other postretirement benefit plans	(13)	143	23	895
Cash flow hedges	21	40	396	(56)
Total other comprehensive loss, net of tax	15,322	(10,699)	(19,763)	(130,410)
Comprehensive income (loss)	$36,488	$27,259	$(142,339)	$(132,616)
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	May 31, 2016	August 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$137,089	$168,846
Accounts receivable, net	200,102	193,081
Inventories, net	138,456	142,752
Deferred income taxes	—	12,922
Other current assets	60,086	42,788
Total current assets	535,733	560,389
Property, plant and equipment
Land, buildings and improvements	44,350	48,515
Machinery and equipment	277,174	269,983
Gross property, plant and equipment	321,524	318,498
Less: Accumulated depreciation	(203,296)	(176,040)
Property, plant and equipment, net	118,228	142,458
Goodwill	529,421	608,256
Other intangibles, net	255,921	308,762
Other long-term assets	28,117	17,052
Total assets	$1,467,420	$1,636,917
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$120,100	$118,115
Accrued compensation and benefits	47,432	43,707
Current maturities of debt and short-term borrowings	15,000	3,969
Income taxes payable	1,249	14,805
Other current liabilities	58,880	54,460
Total current liabilities	242,661	235,056
Long-term debt, less current maturities	573,059	584,309
Deferred income taxes	55,532	72,941
Pension and postretirement benefit liabilities	15,689	17,828
Other long-term liabilities	56,630	53,782
Total liabilities	943,571	963,916
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 79,347,614 and 78,932,533 shares, respectively	15,870	15,787
Additional paid-in capital	111,535	104,308
Treasury stock, at cost, 20,326,479 and 19,726,479 shares, respectively	(614,755)	(600,630)
Retained earnings	1,244,602	1,367,176
Accumulated other comprehensive loss	(233,403)	(213,640)
Stock held in trust	(2,963)	(4,292)
Deferred compensation liability	2,963	4,292
Total shareholders’ equity	523,849	673,001
Total liabilities and shareholders’ equity	$1,467,420	$1,636,917
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	May 31, 2016	May 31, 2015
Operating Activities
Net loss	$(122,576)	$(2,206)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	36,219	40,235
Stock-based compensation expense	7,568	9,237
Benefit (provision) for deferred income taxes	(2,225)	3,666
Impairment charges, net of deferred tax benefits	169,056	82,635
Amortization of debt discount and debt issuance costs	1,239	1,329
Other non-cash adjustments	(460)	413
Sources (uses) of cash from changes in components of working capital and other:
Accounts receivable	7,755	(11,315)
Inventories	5,436	(5,076)
Other assets	(7,982)	(15,593)
Trade accounts payable	(3,498)	(8,278)
Income taxes payable/refundable	(26,108)	(47,983)
Accrued compensation and benefits	3,730	(9,220)
Other accrued liabilities	6,837	5,780
Cash provided by operating activities	74,991	43,624
Investing Activities
Proceeds from sale of property, plant and equipment	8,635	886
Capital expenditures	(15,623)	(17,234)
Business acquisitions, net of cash acquired	(80,674)	—
Cash used in investing activities	(87,662)	(16,348)
Financing Activities
Net repayments on revolver and other debt	(210)	—
Principal repayments on term loan	—	(3,375)
Proceeds from term loan	—	213,375
Debt issuance cost	—	(1,875)
Purchase of treasury shares	(14,125)	(204,627)
Taxes paid related to the net share settlement of equity awards	(1,344)	(2,344)
Stock option exercises, related tax benefits and other	5,729	5,046
Cash dividend	(2,376)	(2,598)
Cash (used in) provided by financing activities	(12,326)	3,602
Effect of exchange rate changes on cash	(6,760)	(31,765)
Net decrease in cash and cash equivalents	(31,757)	(887)
Cash and cash equivalents – beginning of period	168,846	109,012
Cash and cash equivalents – end of period	$137,089	$108,125
See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2015 was derived from the Company’s audited financial statements, but does not include all disclosures required by United States generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2015 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2016.
New Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the existing guidance to require presentation of deferred tax assets and liabilities as non-current within a classified statement of financial position. This guidance was adopted, on a prospective basis, at November 30, 2015. The adoption did not have a material impact on the financial statements of the Company.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which includes amendments that require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the new guidance, the recognition and measurement of debt issuance costs is not affected. This guidance is effective for fiscal years beginning on or after December 15, 2015. The adoption of this standard in fiscal 2017 is not expected to have a material impact on the financial statements of the Company.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. This guidance is effective for fiscal years beginning after December 15, 2015 (fiscal 2017 for the Company), including interim periods within fiscal years. The adoption of this standard is not expected to have a material impact on the financial statements of the Company.
In March 2016, the FASB issued ASU 2016-09, "Stock Compensation: Improvements to Employee Share-Based Payment Accounting," which will simplify several aspects of accounting for share-based payment transactions. The guidance will require, among other items, that all excess tax deficiencies or benefits be recorded as income tax expense or benefit in the statement of earnings, and not in additional paid-in capital (shareholder's equity). This guidance is effective for fiscal years beginning after December 15, 2016 (fiscal 2018 for the Company), and interim periods within those annual periods. Early adoption is permitted and the prospective transition method should be applied. The Company is currently evaluating the impact of adopting this standard.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years beginning on or after December 15, 2017 (fiscal 2019 for the Company). The Company is currently evaluating the impact of adopting this standard.
In February 2016, the FASB issued ASU 2016-02, Leases to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset. This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 of the Company), including interim periods within those fiscal years. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently evaluating the impact of adopting this standard.
Significant Accounting Policies
Financing Costs: Financing costs represent interest expense, financing fees and amortization of debt issuance costs net of interest income. Interest income was $0.4 million and $1.4 million for the three and nine months ended May 31, 2016, respectively, compared to $0.5 million and $1.4 million in the comparable prior year periods.

Restructuring: The Company has committed to various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low cost alternatives and the centralization and standardization of certain administrative functions. Total restructuring charges for these activities were $3.5 million and $11.5 million, for the three and nine months ended May 31, 2016, respectively. Liabilities for severance will be paid during the next twelve months, while facility consolidation costs (primarily reserves for future lease payments related to vacated facilities) will be paid over the underlying remaining lease terms.
The following rollforward summarizes current year restructuring activities, by segment, for the nine months ended May 31, 2016 (in thousands):

	Industrial	Energy	Engineered Solutions	Corporate	Total
Balance as of August 31, 2015	$—	$—	$—	$—	$—
Restructuring charges	1,792	4,877	4,528	261	11,458
Cash payments	(1,000)	(1,122)	(2,182)	(200)	(4,504)
Other non-cash uses of reserve	—	(170)	(304)	(1)	(475)
Impact of changes in foreign currency rates	17	(14)	18	—	21
Balance as of May 31, 2016	$809	$3,571	$2,060	$60	$6,500
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
Note 2. Acquisitions
During fiscal 2016 the Company completed two acquisitions which resulted in the recognition of goodwill in the condensed consolidated financial statements because their purchase price reflected the future earnings and cash flow potential of the acquired companies, as well as the complementary strategic fit and resulting synergies the acquisitions are expected to bring to existing operations. The Company makes an initial allocation of the purchase price at the date of acquisition, based upon its understanding of the fair value of the acquired assets and assumed liabilities. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), through asset appraisals and other sources, the Company will refine its estimates of fair value and adjust the initial purchase price allocation.
The Company acquired the stock of Larzep, S.A. ("Larzep") on February 17, 2016 for a purchase price of $15.9 million net of cash acquired. This Industrial segment tuck-in acquisition is headquartered in Mallabia, Spain and is a supplier of hydraulic tools and solutions. The preliminary purchase price allocation resulted in $9.7 million of goodwill (which is not deductible for tax purposes) and $4.8 million of intangible assets, including $3.6 million of customer relationships and $1.2 million of tradenames. During the third quarter of fiscal 2016, goodwill related to this acquisition increased by $2.5 million, the result of purchase accounting adjustments to reflect the fair value of acquired assets and liabilities.
The Company acquired the assets of the Middle East, Caspian and the North African business of FourQuest Energy Inc. for $64.3 million on March 30, 2016. This Hydratight tuck-in acquisition was funded with existing cash and expands the geographic presence and service offerings of the Energy segment, including pipeline pre-commissioning, engineering, chemical cleaning and leak testing. The preliminary purchase price resulted in $35.4 million of goodwill (which is not deductible for tax purposes) and $8.7 million of intangible assets, including $8.0 million of customer relationships and $0.7 million of non-compete agreements.
The two acquisitions generated combined sales of $7.3 million for the three months ended May 31, 2016. The Company incurred acquisition transaction costs of $1.3 million and $2.7 million, for three and nine months ended May 31, 2016, respectively, related to various business acquisition activities (compared to less than $0.1 million for the comparable prior year periods).
The following unaudited pro forma operating results of the Company for the three and nine months ended May 31, 2016 and 2015, give effect to these acquisitions as though the transactions and related financing activities occurred on September 1, 2014 (in thousands, expect per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Net sales
As reported	$305,341	$320,100	$873,641	$948,870
Pro forma	308,526	325,409	899,535	966,006

Net earnings (loss)
As reported	$21,166	$37,958	$(122,576)	$(2,206)
Pro forma	21,783	38,036	(118,520)	(2,114)

Basic earnings (loss) per share
As reported	$0.36	$0.64	$(2.08)	$(0.04)
Pro forma	0.37	0.64	(2.01)	(0.04)

Diluted earnings (loss) per share
As reported	$0.36	$0.63	$(2.08)	$(0.04)
Pro forma	0.37	0.63	(2.01)	(0.04)
Note 3. Goodwill and Other Intangible Assets
Fiscal 2015 Interim Impairment Charges
The Cortland and Viking businesses (Energy segment) provide products and services to the global energy markets where safety, reliability, up-time and productivity are key value drivers. The dramatic decline in oil prices in 2015 caused a slowdown in upstream oil & gas activity as asset owners hesitated on starting new oil & gas exploration drilling and development projects, while certain existing projects were deferred or canceled and capital spending was reduced.  As a result of these unfavorable market conditions, in the second quarter of fiscal 2015 the Company recognized an $84.4 million impairment charge related to the write-down of goodwill and indefinite lived intangible assets of the Cortland and Viking businesses. The impairment charge, as a result of lower projected near-term sales and profits, consisted of a $78.0 million impairment of goodwill and $6.4 million impairment of indefinite lived intangible assets (tradenames).
Fiscal 2016 Interim Impairment Charges
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
A summary of the second quarter fiscal 2016 impairment charge by reporting unit is as follows (in thousands):

	Cortland	Viking	maximatecc	Total
Goodwill	$34,502	$39,099	$44,521	$118,122
Indefinite lived intangible assets	2,211	13,289	1,153	16,653
Amortizable intangible assets	—	27,952	—	27,952
Fixed assets	—	23,784		23,784
	$36,713	$104,124	$45,674	$186,511
The changes in the carrying value of goodwill for the nine months ended May 31, 2016 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2015	$92,107	$236,450	$279,699	$608,256
Business acquisitions	9,718	35,403	—	45,121
Impairment charge	—	(73,919)	(44,543)	(118,462)
Impact of changes in foreign currency rates	(97)	(4,493)	(904)	(5,494)
Balance as of May 31, 2016	$101,728	$193,441	$234,252	$529,421
The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		May 31, 2016			August 31, 2015
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$307,400	$170,027	$137,373	$302,518	$132,007	$170,511
Patents	10	30,700	21,830	8,870	30,899	19,928	10,971
Trademarks and tradenames	18	21,233	7,658	13,575	21,604	7,055	14,549
Other intangibles	3	6,755	5,880	875	6,790	6,496	294
Indefinite lived intangible assets:
Tradenames	N/A	95,228	—	95,228	112,437	—	112,437
		$461,316	$205,395	$255,921	$474,248	$165,486	$308,762
The Company estimates that amortization expense will be $5.6 million for the remaining three months of fiscal 2016. Amortization expense for future years is estimated to be: $21.3 million in fiscal 2017, $21.0 million in 2018, $20.7 million in fiscal 2019, $19.9 million in fiscal 2020, $18.8 million in fiscal 2021 and $53.4 million thereafter. The future amortization expense amounts represent estimates and may be impacted by potential future acquisitions, divestitures, impairment charges, changes in foreign currency exchange rates and other factors.

Note 4. Product Warranty Costs
The Company generally offers its customers a warranty on products they purchase, although warranty periods vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the product warranty reserve (in thousands):

	Nine Months Ended May 31,
	2016	2015
Beginning balance	$3,718	$4,056
Provision for warranties	3,225	4,198
Warranty reserve for acquired businesses	3	—
Warranty payments and costs incurred	(3,155)	(3,505)
Impact of changes in foreign currency rates	(35)	(589)
Ending balance	$3,756	$4,160
Note 5. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	May 31, 2016	August 31, 2015
Senior Credit Facility
Revolver	$—	$—
Term Loan	300,000	300,000
Total Senior Credit Facility	300,000	300,000
5.625% Senior Notes	288,059	288,059
Total Senior Indebtedness	588,059	588,059
Less: current maturities of long-term debt	(15,000)	(3,750)
Total long-term debt, less current maturities	$573,059	$584,309
The Company’s Senior Credit Facility, which matures on May 8, 2020, includes a $600.0 million revolver, a $300.0 million term loan and a $450.0 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. As of May 31, 2016, the borrowing spread on LIBOR based borrowings was 2.00% (aggregating to a 2.44% variable rate borrowing cost). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum. As of May 31, 2016, the unused credit line under the revolver was $592.1 million, of which $183.0 million was available for borrowing. Quarterly term loan principal payments of $3.8 million begin on June 30, 2016, and increase to $7.5 million on June 30, 2017, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. The Company was in compliance with all financial covenants at May 31, 2016.
On April 16, 2012, the Company issued $300.0 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which $288.1 million remains outstanding at May 31, 2016 and August 31, 2015. The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (ranging from 100.0% to 102.8%), plus accrued and unpaid interest.
Note 6. Fair Value Measurement
The Company assesses the inputs used to measure the fair value of financial assets and liabilities using a three-tier hierarchy. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participation would use in pricing an asset or liability.

The fair value of the Company’s cash and cash equivalents, foreign currency derivatives, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both May 31, 2016 and August 31, 2015 due to their short-term nature and the fact that the interest rates approximated market rates. The fair value of the Company’s outstanding Senior Notes was $296.0 million and $287.3 million at May 31, 2016 and August 31, 2015, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.
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
The U.S. dollar equivalent notional value of short duration foreign currency forward contracts (fair value hedges or non-designated hedges) was $80.5 million and $170.7 million, at May 31, 2016 and August 31, 2015, respectively. Net foreign currency gains (losses) related to these derivative instruments are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Foreign currency gain (loss)	$(394)	$2,310	$(1,028)	$304
These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in other income and expense in the condensed consolidated statement of earnings).
Note 8. Capital Stock and Share Repurchases
The Company's Board of Directors approved four separate authorizations (September 2011, March 2014, October 2014 and March 2015) to repurchase up to 7,000,000 shares per authorization of the Company's outstanding common stock. At May 31, 2016, shares repurchased under these authorizations totaled 20,326,479, leaving 7,673,521 shares available for repurchase under the existing share repurchase program.
The reconciliation between basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Numerator:
Net earnings (loss)	$21,166	$37,958	$(122,576)	$(2,206)
Denominator:
Weighted average common shares outstanding - basic	58,923	59,617	59,034	61,911
Net effect of dilutive securities - stock based compensation plans (1)	666	626	—	—
Weighted average common shares outstanding - diluted	59,589	60,243	$59,034	$61,911

Basic earnings (loss) per share	$0.36	$0.64	$(2.08)	$(0.04)
Diluted earnings (loss) per share	0.36	0.63	(2.08)	(0.04)

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	1,930	2,256	4,973	4,662
(1) As a result of the impairment charges which caused a net loss in both the nine months ended May 31, 2016 and 2015, shares from stock based compensation plans are excluded from the calculation of diluted earnings (loss) per share, as the result would be anti-dilutive.

Note 9. Income Taxes
The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards. The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Both the current and prior periods include the benefits of tax planning initiatives. Comparative pre-tax earnings (loss), income tax expense (benefit) and effective income tax rates are as follows (amounts in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Earnings (loss) before income taxes	$20,339	$34,971	$(141,242)	$4,579
Income tax (benefit) expense	(827)	(2,987)	(18,666)	6,785
Effective income tax rate	(4.1)%	(8.5)%	13.2%	148.2%
The third quarter effective income tax rates are impacted by the proportion of taxable earnings generated in foreign jurisdictions with tax rates lower than the U.S., the amount of tax benefits derived from annual tax planning initiatives and discrete income tax adjustments. The income tax benefit for the three months ended May 31, 2016 is the result of current year tax planning (related to the deductibility of foreign currency losses for tax purposes) and a $2.3 million benefit from a discrete income tax adjustment (favorable provision to income tax return adjustments), which were partially offset by the provision for taxes due on current quarter earnings. The income tax benefit for the three months ended May 31, 2015 is the net result of a $19.2 million reduction in tax reserves from the lapsing of income tax statutes of limitations and the favorable resolution of income tax audits, which were partially offset by the current quarter income tax provision, a $5.0 million increase to the reserve for uncertain tax positions and a $5.2 million increase in valuation allowances due to uncertainty regarding utilization of foreign net operating losses.
The comparability of year-to-date pre-tax income (loss), income tax expense (benefit) and the related effective income tax rate are impacted by impairment charges, as fiscal 2016 results include a $186.5 million ($169.1 million after tax) impairment charge, while the prior year included an $84.4 million ($82.6 million after tax) impairment charge. Excluding the impairment charge, the fiscal 2016 year-to-date effective tax rate is lower than the prior year due to a favorable mix of taxable earnings, the benefits of tax planning initiatives and discrete tax adjustments. Both the current and prior year income tax provisions include a similar income tax benefit from global tax planning initiatives; however the impact on the effective tax rate was substantially larger in the current year, as pre-tax earnings (excluding the impairment charge) were down $43.7 million year-over-year. In addition, the tax provision for the nine months ended May 31, 2016 included 90% of earnings from foreign jurisdictions with tax rates lower than the U.S. federal income tax rate, compared to approximately 70% in the prior year, which had the impact of reducing the current year effective income tax rate.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Net Sales by Reportable Product Line & Segment:
Industrial Segment:
Industrial Tools	$81,771	$88,348	$233,599	$267,064
Integrated Solutions	13,980	15,198	32,210	35,384
	95,751	103,546	265,809	302,448
Energy Segment:
Energy Maintenance & Integrity	73,377	62,644	210,762	182,985
Other Energy Solutions	27,923	36,653	90,526	128,044
	101,300	99,297	301,288	311,029
Engineered Solutions Segment:
On-Highway	58,439	59,673	161,949	170,122
Agriculture, Off-Highway and Other	49,851	57,584	144,595	165,271
	108,290	117,257	306,544	335,393
	$305,341	$320,100	$873,641	$948,870
Operating Profit (Loss):
Industrial	$21,712	$29,165	$58,994	$79,386
Energy (1)	10,870	12,774	(115,803)	(50,457)
Engineered Solutions (2)	3,651	8,313	(37,943)	16,601
General Corporate	(7,890)	(7,250)	(23,649)	(20,757)
	$28,343	$43,002	$(118,401)	$24,773
(1) Energy segment operating profit (loss) includes impairment charges of $140.8 million and $84.4 million for the nine months ended May 31, 2016 and 2015, respectively.
(2) Engineered Solutions segment operating profit (loss) includes an impairment charge of $45.7 million for the nine months ended May 31, 2016.

	May 31, 2016	August 31, 2015
Assets by Segment:
Industrial	$299,971	$293,738
Energy	508,660	601,521
Engineered Solutions	529,275	588,200
General Corporate	129,514	153,458
	$1,467,420	$1,636,917
In addition to the impact of foreign currency exchange rate changes, the comparability of segment and product line information is also impacted by acquisitions and impairment charges (Energy and Engineered Solutions segments).  Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.

Note 11. Contingencies and Litigation
The Company had outstanding letters of credit of $19.1 million and $18.1 million at May 31, 2016 and August 31, 2015, respectively, the majority of which relate to commercial contracts and self-insured workers compensation programs.
The Company is a party to various legal proceedings that have arisen in the normal course of business. Such proceedings typically include product liability, environmental, labor, patent claims and other disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and can be reasonably estimated. In the opinion of management, the resolution of these contingencies, individually and in the aggregate, are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company remains contingently liable for lease payments of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their lease payment obligations. The discounted present value of future minimum lease payments for these leases was $16.3 million at May 31, 2016.
Note 12. Guarantor Subsidiaries
As discussed in Note 5, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $288.1 million remains outstanding as of May 31, 2016. All of our material domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended May 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$33,610	$62,534	$209,197	$—	$305,341
Cost of products sold	6,603	43,381	147,831	—	197,815
Gross profit	27,007	19,153	61,366	—	107,526
Selling, administrative and engineering expenses	17,172	13,606	39,342	—	70,120
Amortization of intangible assets	318	2,630	2,619	—	5,567
Restructuring charges	100	197	3,199	—	3,496
Operating profit	9,417	2,720	16,206	—	28,343
Financing costs, net	7,601	—	(348)	—	7,253
Intercompany (income) expense, net	(4,990)	1,254	3,736	—	—
Other expense, net	199	13	539	—	751
Earnings before income taxes	6,607	1,453	12,279	—	20,339
Income tax expense (benefit)	(929)	115	(13)	—	(827)
Net earnings before equity in earnings of subsidiaries	7,536	1,338	12,292	—	21,166
Equity in earnings of subsidiaries	13,630	10,382	239	(24,251)	—
Net earnings	$21,166	$11,720	$12,531	$(24,251)	$21,166
Comprehensive income	$36,488	$25,205	$14,148	$(39,353)	$36,488

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended May 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$40,011	$58,896	$221,193	$—	$320,100
Cost of products sold	11,749	40,360	149,431	—	201,540
Gross profit	28,262	18,536	71,762	—	118,560
Selling, administrative and engineering expenses	16,560	11,228	41,781	—	69,569
Amortization of intangible assets	318	2,394	3,277	—	5,989
Operating profit	11,384	4,914	26,704	—	43,002
Financing costs, net	7,769	—	(307)	—	7,462
Intercompany (income) expense, net	(3,559)	(1,187)	4,746	—	—
Other expense, net	123	27	419	—	569
Earnings before income taxes	7,051	6,074	21,846	—	34,971
Income tax expense (benefit)	(11,957)	914	8,056	—	(2,987)
Net earnings before equity in earnings (loss) of subsidiaries	19,008	5,160	13,790	—	37,958
Equity in earnings (loss) of subsidiaries	18,950	12,757	(340)	(31,367)	—
Net earnings	$37,958	$17,917	$13,450	$(31,367)	$37,958
Comprehensive income	$27,259	$13,244	$7,930	$(21,174)	$27,259

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Nine Months Ended May 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$100,699	$188,333	$584,609	$—	$873,641
Cost of products sold	25,851	132,711	407,962	—	566,524
Gross profit	74,848	55,622	176,647	—	307,117
Selling, administrative and engineering expenses	54,049	41,113	115,040	—	210,202
Amortization of intangible assets	954	7,890	8,503	—	17,347
Restructuring charges	1,057	2,692	7,709	—	11,458
Impairment charges	—	49,012	137,499	—	186,511
Operating profit (loss)	18,788	(45,085)	(92,104)	—	(118,401)
Financing costs, net	22,364	—	(1,128)	—	21,236
Intercompany (income) expense, net	(16,284)	(1,478)	17,762	—	—
Other expense, net	802	44	759	—	1,605
Earnings (loss) before income taxes	11,906	(43,651)	(109,497)	—	(141,242)
Income tax expense (benefit)	(1,986)	420	(17,100)	—	(18,666)
Net earnings (loss) before equity in loss of subsidiaries	13,892	(44,071)	(92,397)	—	(122,576)
Equity in earnings (loss) of subsidiaries	(136,468)	(79,373)	236	215,605	—
Net loss	$(122,576)	$(123,444)	$(92,161)	$215,605	$(122,576)
Comprehensive loss	$(142,339)	$(138,806)	$(97,165)	$235,971	$(142,339)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Nine Months Ended May 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$119,612	$207,162	$622,096	$—	$948,870
Cost of products sold	33,792	145,800	413,981	—	593,573
Gross profit	85,820	61,362	208,115	—	355,297
Selling, administrative and engineering expenses	52,062	45,062	130,685	—	227,809
Amortization of intangible assets	954	7,964	9,444	—	18,362
Impairment charges	—	20,249	64,104	—	84,353
Operating profit (loss)	32,804	(11,913)	3,882	—	24,773
Financing costs, net	21,583	—	(900)	—	20,683
Intercompany expense (income), net	(14,389)	896	13,493	—	—
Intercompany dividend income	(212)	(243)	(31)	486	—
Other expense (income), net	342	(133)	(698)	—	(489)
Earnings (loss) before income taxes	25,480	(12,433)	(7,982)	(486)	4,579
Income tax expense (benefit)	(8,133)	1,413	13,589	(84)	6,785
Net earnings (loss) before equity in earnings (loss) of subsidiaries	33,613	(13,846)	(21,571)	(402)	(2,206)
Equity in earnings (loss) of subsidiaries	(35,819)	(1,673)	177	37,315	—
Net loss	$(2,206)	$(15,519)	$(21,394)	$36,913	$(2,206)
Comprehensive loss	$(132,616)	$(58,603)	$(80,728)	$139,331	$(132,616)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	May 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$8,199	$—	$128,890	$—	$137,089
Accounts receivable, net	13,367	33,889	152,846	—	200,102
Inventories, net	22,416	29,748	86,292	—	138,456
Other current assets	13,268	3,187	43,631	—	60,086
Total current assets	57,250	66,824	411,659	—	535,733
Property, plant and equipment, net	5,641	19,080	93,507	—	118,228
Goodwill	38,847	143,690	346,884	—	529,421
Other intangibles, net	9,747	98,411	147,763	—	255,921
Investment in subsidiaries	1,915,828	899,892	87,193	(2,902,913)	—
Intercompany receivable	—	617,942	556,837	(1,174,779)	—
Other long-term assets	9,877	7	18,233	—	28,117
Total assets	$2,037,190	$1,845,846	$1,662,076	$(4,077,692)	$1,467,420
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$14,085	$16,096	$89,919	$—	$120,100
Accrued compensation and benefits	15,801	4,671	26,960	—	47,432
Current maturities of debt and short-term borrowings	15,000	—	—	—	15,000
Income taxes payable	—	—	1,249	—	1,249
Other current liabilities	23,187	4,937	30,756	—	58,880
Total current liabilities	68,073	25,704	148,884	—	242,661
Long-term debt, less current maturities	573,059	—	—	—	573,059
Deferred income taxes	34,641	—	20,891	—	55,532
Pension and postretirement benefit liabilities	10,228	—	5,461	—	15,689
Other long-term liabilities	47,083	593	8,954	—	56,630
Intercompany payable	780,257	—	394,522	(1,174,779)	—
Shareholders’ equity	523,849	1,819,549	1,083,364	(2,902,913)	523,849
Total liabilities and shareholders’ equity	$2,037,190	$1,845,846	$1,662,076	$(4,077,692)	$1,467,420

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$18,688	$523	$149,635	$—	$168,846
Accounts receivable, net	16,135	33,748	143,198	—	193,081
Inventories, net	23,074	33,480	86,198	—	142,752
Deferred income taxes	9,256	—	3,666	—	12,922
Other current assets	18,020	2,967	21,801	—	42,788
Total current assets	85,173	70,718	404,498	—	560,389
Property, plant and equipment, net	6,363	23,691	112,404	—	142,458
Goodwill	38,847	189,337	380,072	—	608,256
Other intangibles, net	10,702	109,665	188,395	—	308,762
Investment in subsidiaries	2,067,438	1,017,418	27,552	(3,112,408)	—
Intercompany receivable	—	619,198	565,968	(1,185,166)	—
Other long-term assets	10,694	—	6,358	—	17,052
Total assets	$2,219,217	$2,030,027	$1,685,247	$(4,297,574)	$1,636,917
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$14,700	$19,213	$84,202	$—	$118,115
Accrued compensation and benefits	16,479	2,952	24,276	—	43,707
Current maturities of debt and short-term borrowings	3,750	—	219	—	3,969
Income taxes payable	10,947	—	3,858	—	14,805
Other current liabilities	19,817	4,783	29,860	—	54,460
Total current liabilities	65,693	26,948	142,415	—	235,056
Long-term debt, less current maturities	584,309	—	—	—	584,309
Deferred income taxes	43,210	—	29,731	—	72,941
Pension and postretirement benefit liabilities	11,712	—	6,116	—	17,828
Other long-term liabilities	46,407	400	6,975	—	53,782
Intercompany payable	794,885	—	390,281	(1,185,166)	—
Shareholders’ equity	673,001	2,002,679	1,109,729	(3,112,408)	673,001
Total liabilities and shareholders’ equity	$2,219,217	$2,030,027	$1,685,247	$(4,297,574)	$1,636,917

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended May 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Cash provided by operating activities	$15,329	$5,017	$54,645	$—	$74,991
Investing Activities
Proceeds from sale of property, plant and equipment	13	3,337	5,285	—	8,635
Capital expenditures	(1,237)	(3,091)	(11,295)	—	(15,623)
Intercompany investment	(339)	(6,125)	—	6,464	—
Business acquisitions, net of cash acquired	—	—	(80,674)	—	(80,674)
Cash used in by investing activities	(1,563)	(5,879)	(86,684)	6,464	(87,662)
Financing Activities
Net repayments on revolver and other debt	—	—	(210)	—	(210)
Purchase of treasury shares	(14,125)	—	—	—	(14,125)
Taxes paid related to the net share settlement of equity awards	(1,344)	—	—	—	(1,344)
Stock option exercises, related tax benefits and other	5,729	—	—	—	5,729
Cash dividend	(2,376)	—	—	—	(2,376)
Intercompany loan activity	(12,139)	—	12,139	—	—
Intercompany capital contribution	—	339	6,125	(6,464)	—
Cash (used in) provided by financing activities	(24,255)	339	18,054	(6,464)	(12,326)
Effect of exchange rate changes on cash	—	—	(6,760)	—	(6,760)
Net decrease in cash and cash equivalents	(10,489)	(523)	(20,745)	—	(31,757)
Cash and cash equivalents—beginning of period	18,688	523	149,635	—	168,846
Cash and cash equivalents—end of period	$8,199	$—	$128,890	$—	$137,089

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended May 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$38,854	$(39,865)	$44,635	$—	$43,624
Investing Activities
Capital expenditures	(880)	(3,495)	(12,859)	—	(17,234)
Proceeds from sale of property, plant and equipment	—	203	683	—	886
Intercompany investment	(1,117)	—	—	1,117	—
Cash used in investing activities	(1,997)	(3,292)	(12,176)	1,117	(16,348)
Financing Activities
Principal repayment on term loan	(3,375)	—	—	—	(3,375)
Proceeds from term loan	213,375	—	—	—	213,375
Purchase of treasury shares	(204,627)	—	—	—	(204,627)
Taxes paid related to the net share settlement of equity awards	(2,344)	—	—	—	(2,344)
Stock option exercises, related tax benefits and other	5,046	—	—	—	5,046
Debt issuance costs	(1,875)	—	—	—	(1,875)
Cash dividend	(2,598)	—	—	—	(2,598)
Intercompany loan activity	(58,569)	40,796	17,773	—	—
Intercompany capital contribution	—	—	1,117	(1,117)	—
Cash (used in) provided by financing activities	(54,967)	40,796	18,890	(1,117)	3,602
Effect of exchange rate changes on cash	—	—	(31,765)	—	(31,765)
Net (decrease) increase in cash and cash equivalents	(18,110)	(2,361)	19,584	—	(887)
Cash and cash equivalents—beginning of period	27,931	3,325	77,756	—	109,012
Cash and cash equivalents—end of period	$9,821	$964	$97,340	$—	$108,125

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
Our businesses provide an array of products and services across multiple markets and geographies which results in significant diversification. Sales in most of our end markets are expected to remain sluggish during the remainder of the fiscal year given the challenging and inconsistent demand we have experienced in most served markets including industrial, mining, infrastructure, oil & gas, commercial and off-highway vehicles and agriculture. Excluding the impact of acquisitions and foreign currency rate changes ("core sales"), we expect fourth quarter fiscal 2016 consolidated core sales to decline 9-10% from the prior year. As a result of these and other factors, we have implemented various cost reduction programs across all three segments to reduce the impact of lower customer demand on our profitability. We expect to incur $25 million of restructuring charges in fiscal 2016 and 2017 to simplify our organizational structure and reduce our fixed costs. Financial results for the nine months ended May 31, 2016 include $11 million of restructuring costs to consolidate facilities, reduce global headcount and simplify our businesses. We remain focused on maintaining our financial position and flexibility by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation.
Given our global geographic footprint, changes in foreign currency exchange rates could have a significant impact on our financial results, financial position and cash flow. Changes in foreign currency exchange rates will continue to add volatility as slightly over one-half of our sales are generated outside of the United States in currencies other than the U.S. dollar. The strengthening of the U.S. dollar unfavorably impacts our sales, cash flow and earnings given the translation of our international results into U.S. dollars. This also results in higher costs for certain international operations which incur costs or purchase components in U.S. dollars and reduces the dollar value of assets (including cash) and liabilities of our international operations included in our consolidated balance sheet.
Despite short-term challenges from weak end market demand and foreign currency headwinds, we continue to believe that our targeted energy, infrastructure, food/farm productivity and natural resources/sustainability strategies provide attractive long-term opportunities for sustainable growth. The long-term sales growth and profitability of our business is also dependent on our ability to identify, consummate and integrate strategic acquisitions, develop and market innovative new products, expand our business activity geographically and our ability to achieve operational excellence. Our priorities during the remainder of fiscal 2016 include continued execution of restructuring activities, managing costs and improving operational execution and investments in growth initiatives.

Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2016		2015		2016		2015
Net sales	$305	100%	$320	100%	$874	100%	$949	100%
Cost of products sold	198	65%	202	63%	567	65%	594	63%
Gross profit	107	35%	118	38%	307	35%	355	37%
Selling, administrative and engineering expenses	70	23%	70	22%	210	24%	228	24%
Amortization of intangible assets	6	2%	6	2%	17	2%	18	2%
Restructuring charges	3	1%	—	—%	11	1%	—	—%
Impairment charges	—	—%	84	42%	187	21%	84	9%
Operating profit (loss)	28	9%	42	13%	(118)	(14)%	25	3%
Financing costs, net	7	2%	7	2%	21	2%	21	2%
Other expense, net	1	0%	1	0%	1	0%	—	0%
Earnings (loss) before income taxes	20	7%	34	11%	(140)	(16)%	4	—%
Income tax expense (benefit)	(1)	0%	(3)	(1)%	(19)	(3)%	6	(1)%
Net earnings (loss)	$21	7%	$37	12%	$(121)	(14)%	$(2)	—%

Diluted earnings (loss) per share	$0.36		$0.63		$(2.08)		$(0.04)
Consolidated sales for the third quarter were $305 million, 5% lower than the prior year, while year-to-date sales were $874 million, a decrease of 8% from the prior year. Core sales for three and nine months ended May 31, 2016 were down 5% and 6% respectively, as a result of challenging end market conditions, including weak general industrial activity, reduced capital spending by customers in the global energy markets and lower demand and inventory destocking by OEMs in off-highway vehicles, mining, agriculture and other markets. The resulting lower production levels and absorption of manufacturing costs, as well as unfavorable sales mix and restructuring charges (as we adjust our cost structure by consolidating facilities and reducing headcount) resulted in reduced operating profit margins. Changes in foreign currency exchange rates unfavorably impacted sales comparisons by $3 million and $40 million for the three and nine months ended May 31, 2016, while current year acquisitions added sales of $7 million in fiscal 2016. Year-to-date fiscal 2016 and 2015 results include impairment charges related to the write-down of the acquired goodwill, intangible assets and long-lived assets of certain of our businesses. Fiscal 2016 financial results also include a lower effective income tax rate and fewer shares outstanding compared to the prior year.
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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Net sales	$96	$104	$266	$302
Operating profit	22	29	59	79
Operating profit %	22.7%	28.2%	22.2%	26.2%
Industrial segment third quarter sales were $96 million, which was 8% below the prior year period, while year-to-date sales were $266 million, 12% lower than the prior year. Third quarter core sales were down 9%, and exclude a 2% benefit from the recent Larzep acquisition ($2 million of sales) and a 1% headwind from changes in foreign currency exchange rates. While the quarterly year-over-year core sales trend improved sequentially from -14% to -9%, reduced global industrial activity, challenging end market conditions and cautious spending patterns by customers for heavy lifting and large infrastructure projects have continued. Operating profit margins were 22.7% in the third quarter of fiscal 2016 compared to 28.2% in the prior year period. Lower production levels due to planned inventory reductions (absorption of fixed costs), unfavorable sales mix (which reduced margins by 125 basis points in the quarter), as well as restructuring charges of $1 million resulted in lower operating profit margins in fiscal 2016.
Energy Segment
The Energy segment provides products and maintenance services to the global energy markets, where safety, reliability, up-time and productivity are key value drivers. Products include joint integrity tools and connectors for oil & gas and power generation installations and high performance ropes, cables and umbilicals. In addition to these products, the Energy segment also provides mooring systems and joint integrity tools under rental arrangements, as well as technical manpower solutions. The following table sets forth comparative results of operations for the Energy segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Net sales	$101	$99	$301	$311
Operating profit (loss)	11	13	(116)	(50)
Operating profit %	10.7%	12.9%	(38.4)%	(16.2)%
Energy segment year-over-year core sales flattened in the third quarter after a strong first half of the fiscal year, resulting in 2% core sales growth for the first nine months of the fiscal 2016. Changes in foreign currency exchange rates unfavorably impacted sales comparisons by $3 million and $21 million for the three and nine months ended May 31, 2016, respectively, while the recent pipeline and process services acquisition added $5 million of sales to the third quarter. Core sales from our Energy Maintenance & Integrity product line increased $7 million (12%) in the third quarter, the result of continued strong demand for technical manpower services on maintenance projects and a large subsea connector order. However, core sales in our Other Energy Solutions product line, consisting of umbilical & rope solutions and offshore mooring, declined $7 million (21%) year-over-year due to the continued impact of reduced customer spending on exploration, drilling and commissioning activities and pricing pressures. Energy segment operating profit for the third quarter was $11 million and $13 million for fiscal 2016 and 2015, respectively. Unfavorable sales mix which reduced margins by 335 basis points due to sharply higher service revenue and reduced mooring rental activity and $2 million of restructuring expenses were somewhat offset by savings from previously completed restructuring actions. The operating loss for the nine months ended May 31, 2016 and 2015 includes impairment charges of $141 million and $84 million, respectively.
Engineered Solutions Segment
The Engineered Solutions segment is a global designer and assembler of customized position and motion control systems and other industrial products to various vehicle and other niche markets. The segment focuses on providing technical and highly engineered products, including actuation systems, mechanical power transmission products, engine air flow management systems, human to machine interface solutions and other rugged electronic instrumentation. The following table sets forth comparative results of operations for the Engineered Solutions segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Net sales	$108	$117	$307	$335
Operating profit (loss)	4	8	(38)	17
Operating profit %	3.4%	7.1%	(12.4)%	4.9%
Fiscal 2016 third quarter Engineered Solutions segment net sales decreased $9 million (8%) year-over-year to $108 million, while year-to-date sales decreased $28 million (9%) year-over-year to $307 million. Excluding foreign currency rate changes, which unfavorably impacted sales comparison by $12 million year-to-date, core sales declined 8% and 5% for the three and nine months ended May 31, 2016, respectively. Recent core sales declines were the result of reduced build rates by OEMs to reduce inventory levels, coupled with unfavorable market conditions in off-highway vehicles and agriculture markets. Operating profit margins for the third quarter were adversely impacted by unfavorable product mix and reduced absorption on lower production volumes and inventory reduction efforts. Restructuring costs to consolidate facilities and reduce headcount were $1 million and $5 million, for the three and nine months ended May 31, 2016, respectively. The operating loss for the nine months ended May 31, 2016 included a $46 million impairment charge.

Corporate
Corporate expenses increased $1 million in the third quarter and $3 million year-to-date compared to the prior year. On a year-to-date basis corporate expenses increased due to higher acquisition and incentive compensation expenses, partially offset by cost reduction benefits.
Financing Costs, net
Net financing costs were $7 million and $21 million for each of the comparative three and nine months ended May 31, 2016 and 2015, respectively.
Income Taxes Expense
Comparative pre-tax loss, income tax expense (benefit) and effective income tax rates are as follows (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Loss before income taxes	$20	$35	$(141)	$5
Income tax (benefit) expense	(1)	(3)	(19)	7
Effective income tax rate	(4.1)%	(8.5)%	13.2%	148.2%
The third quarter effective income tax rates are impacted by the proportion of taxable earnings generated in foreign jurisdictions with tax rates lower than the U.S., the amount of tax benefits derived from annual tax planning initiatives and discrete income tax adjustments. The income tax benefit for the three months ended May 31, 2016 is the result of current year tax planning (related to the deductibility of foreign currency losses for tax purposes) and a $2 million benefit from discrete income tax adjustments (favorable provision to income tax return adjustments), which were partially offset by the provision for taxes due on current quarter earnings. The income tax benefit for the three months ended May 31, 2015 is the net result of a $19 million reduction in tax reserves from the lapsing of income tax statutes of limitations and the favorable resolution of income tax audits, which were partially offset by the current quarter income tax provision, a $5 million increase to the reserve for uncertain tax positions and a $5 million increase in valuation allowances due to uncertainty regarding utilization of foreign net operating losses.
The comparability of year-to-date pre-tax income (loss), income tax expense (benefit) and the related effective income tax rate are impacted by impairment charges, as fiscal 2016 results include a $187 million ($169 million after tax) impairment charge, while the prior year included an $84 million ($83 million after tax) impairment charge. Excluding the impairment charge, the fiscal 2016 year-to-date effective tax rate is lower than the prior year due to a favorable mix of taxable earnings, the benefits of tax planning initiatives and discrete tax adjustments. Both the current and prior year income tax provisions included a similar sized income tax benefit from global tax planning initiatives; however the impact on the effective tax rate was substantially larger in the current year, as year to date pre-tax earnings (excluding the impairment charge) were $44 million lower in fiscal 2016. In addition, the tax provision for the nine months ended May 31, 2016 included 90% of earnings from foreign jurisdictions with tax rates lower than the U.S. federal income tax rate compared to approximately 70% in the prior year, which had the impact of reducing the current year effective income tax rate.
Cash Flows and Liquidity
At May 31, 2016, cash and cash equivalents included $129 million of cash held by our foreign locations and $8 million held domestically. We periodically utilize income tax safe harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent, including $91 million and $160 million at May 31, 2016 and August 31, 2015, respectively. The following table summarizes our cash flows from operating, investing and financing activities (in millions):

	Nine Months Ended May 31,
	2016	2015
Net cash provided by operating activities	$75	$44
Net cash used in investing activities	(88)	(16)
Net cash (used in) provided by financing activities	(12)	4
Effect of exchange rates on cash	(7)	(32)
Net decrease in cash and cash equivalents	$(32)	$—
Cash flows from operating activities were $75 million for the nine months ended May 31, 2016, an increase of $31 million compared to the prior year due to a $21 million reduction in income tax payments and improved working capital management. Cash flows from operations, proceeds from the sale leaseback of several facilities and existing cash balances were utilized to repurchase 600,000 shares of common stock ($14 million) and fund the FourQuest and Larzep acquisitions ($81 million of capital deployed) and $16 million of capital expenditures.
Cash flows from operating activities of $44 million were lower during the nine months ended May 31, 2015, primarily the result of higher income tax payments (partially attributable to fiscal 2014 divestitures) and a $24 million increase in working capital. Borrowings under the our Senior Credit Facility funded the repurchase of approximately 7 million shares ($205 million) of the Company’s common stock.
Our Senior Credit Facility, which matures on May 8, 2020, includes a $600 million revolver, a $300 million term loan and a $450 million expansion option. Quarterly term loan principal payments of $4 million begin on June 30, 2016, increasing to $8 million per quarter beginning on June 30, 2017, with the remaining principal due at maturity. At May 31, 2016, the unused credit line under the revolver was $592 million, of which $183 million was available for borrowing. We believe the $137 million of cash on hand, revolver availability and future operating cash flow will be adequate to meet operating, acquisition funding, debt service, stock buyback and capital expenditure requirements for the foreseeable future.
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	May 31, 2016	PWC%	August 31, 2015	PWC%
Accounts receivable, net	$200	16%	$193	16%
Inventory, net	138	11%	143	12%
Accounts payable	(120)	(10)%	(118)	(10)%
Net primary working capital	$218	18%	$218	18%
Commitments and Contingencies
We have operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material and we believe that such costs will not have a material adverse effect on our financial position, results of operations or cash flows.
We remain contingently liable for lease payments of businesses that were previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $16 million at May 31, 2016.
We had outstanding letters of credit of approximately $19 million and $18 million at May 31, 2016 and August 31, 2015, respectively, the majority of which relate to commercial contracts and self-insured workers compensation programs.
Contractual Obligations
Our contractual obligations have not materially changed in fiscal 2016 and are discussed in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2015.
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
While we believe that the Energy segment's diverse products and services will generate positive cash flow and earnings in the long-term, the financial projections utilized in the interim impairment review were based on historical trends and incorporate current unfavorable market conditions and reduced expectations regarding future sales growth, including 3.0% in the terminal year. Estimated future cash flows from the Cortland business assume single digit core sales decline through fiscal 2017, following a 20% sales decline in fiscal 2015. Decisions by asset owners to significantly reduce exploration and drilling activities, have resulted in reduced near term sales expectations for Viking (projecting sales declines through fiscal 2017). Despite actions to adjust our cost structure for current sales volumes, near-term estimated future cash flows from Viking are expected to be challenged given the fixed cost nature of the business (rent and depreciation expense on rental assets).
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
Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow because the interest rate on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility. A ten percent increase in the average cost of our variable rate debt (from 2.44% to 2.68%) would have resulted in a corresponding $0.3 million and $0.8 million increase in financing costs for the three and nine months ended May 31, 2016, respectively.

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
Similar to what we experienced during the last eighteen months, the strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $16 million and operating profit would have been lower by $2 million, respectively, for the three months ended May 31, 2016. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates on our May 31, 2016 financial position would have resulted in a $22 million reduction to equity (accumulated other comprehensive loss), as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,326,479 shares of common stock (over 25% of its then outstanding shares) for $615 million. The following table summarizes share repurchases during the three months ended May 31, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
March 1 to March 31, 2016	200,000	$23.84	7,673,521
April 1 to April 30, 2016	—	—	7,673,521
May 1 to May 31, 2016	—	—	7,673,521
	200,000	$23.84
Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 34, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: July 8, 2016	By:	/S/ ANDREW G. LAMPEREUR
Andrew G. Lampereur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED May 31, 2016
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

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended May 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X