Form 10-Q
period 2016-11-30
ACTUANT CORP
filed 2017-01-09
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2016 was 59,185,472.

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

•	regulatory and legal developments including changes to United States taxation rules, conflict mineral supply chain compliance, environmental laws and governmental climate change initiatives;

•	the potential for a non-cash asset impairment charge, if operating performance or the outlook at one or more of our businesses were to fall significantly below current levels;

•	our ability to execute our share repurchase program, which depends in part, on our free cash flow, liquidity and changes in the trading price of our common stock;

•	a significant failure in information technology (IT) infrastructure and systems, unauthorized access to financial and other sensitive data or cybersecurity threats;

•	due to the assembly nature of our operations we purchase a significant amount of components from suppliers and our reliance on suppliers involves certain risks;

•	litigation, including product liability and warranty claims;

•	inadequate intellectual property protection or if our products are deemed to infringe on the intellectual property of others;

•	our level of indebtedness, ability to comply with the financial and other covenants in our debt agreements and fluctuations in interest rates; and

•
numerous other matters including those of a political, economic, business, competitive and regulatory nature contained from time to time in U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, those factors listed in the "Risk Factors" section within Item 1A of Part I of the Form 10-K filed with the SEC on October 28, 2016.

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended November 30,
	2016	2015
Net sales	$265,793	$305,011
Cost of products sold	172,726	196,449
Gross profit	93,067	108,562
Selling, administrative and engineering expenses	68,602	72,911
Amortization of intangible assets	5,262	5,900
Director & officer transition charges	7,784	—
Restructuring charges	2,948	4,380
Operating profit	8,471	25,371
Financing costs, net	7,132	7,117
Other (income) expense, net	(628)	619
Earnings before income taxes	1,967	17,635
Income tax (benefit) expense	(2,998)	2,187
Net earnings	$4,965	$15,448

Earnings per share:
Basic	$0.08	$0.26
Diluted	$0.08	$0.26

Weighted average common shares outstanding:
Basic	58,972	59,187
Diluted	59,616	59,713

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2016	2015
Net earnings	$4,965	$15,448
Other comprehensive (loss) income
Foreign currency translation adjustments	(26,658)	(21,174)
Pension and other postretirement benefit plans, net of tax	536	217
Cash flow hedges, net of tax	—	23
Total other comprehensive loss, net of tax	(26,122)	(20,934)
Comprehensive loss	$(21,157)	$(5,486)
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	November 30, 2016	August 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$176,871	$179,604
Accounts receivable, net	188,815	186,829
Inventories, net	135,064	130,756
Other current assets	48,098	45,463
Total current assets	548,848	542,652
Property, plant and equipment
Land, buildings and improvements	40,959	41,504
Machinery and equipment	265,755	268,362
Gross property, plant and equipment	306,714	309,866
Less: Accumulated depreciation	(196,172)	(195,851)
Property, plant and equipment, net	110,542	114,015
Goodwill	509,478	519,276
Other intangibles, net	230,532	239,475
Other long-term assets	22,316	23,242
Total assets	$1,421,716	$1,438,660
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$119,666	$115,051
Accrued compensation and benefits	43,232	46,901
Current maturities of debt and short-term borrowings	22,500	18,750
Income taxes payable	5,928	9,254
Other current liabilities	56,577	51,956
Total current liabilities	247,903	241,912
Long-term debt, net	554,369	561,681
Deferred income taxes	27,899	31,356
Pension and postretirement benefit liabilities	24,634	25,667
Other long-term liabilities	56,824	57,094
Total liabilities	911,629	917,710
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 79,491,773 and 79,393,393 shares, respectively	15,898	15,879
Additional paid-in capital	125,250	114,980
Treasury stock, at cost, 20,439,434 shares	(617,731)	(617,731)
Retained earnings	1,264,615	1,259,645
Accumulated other comprehensive loss	(277,945)	(251,823)
Stock held in trust	(2,717)	(2,646)
Deferred compensation liability	2,717	2,646
Total shareholders’ equity	510,087	520,950
Total liabilities and shareholders’ equity	$1,421,716	$1,438,660

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2016	2015
Operating Activities
Net earnings	$4,965	$15,448
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	10,896	12,472
Stock-based compensation expense	9,554	2,961
(Benefit) provision for deferred income taxes	(2,865)	156
Amortization of debt issuance costs	413	413
Other non-cash adjustments	464	(930)
Changes in components of working capital and other:
Accounts receivable	(8,252)	(7,397)
Inventories	(8,142)	(2,851)
Trade accounts payable	6,768	7,735
Prepaid expenses and other assets	(5,485)	(9,211)
Income taxes payable/receivable	(2,324)	(4,294)
Accrued compensation and benefits	(2,757)	365
Other accrued liabilities	8,850	6,439
Cash provided by operating activities	12,085	21,306
Investing Activities
Capital expenditures	(5,139)	(5,529)
Proceeds from sale of property, plant and equipment	130	1,437
Business acquisitions, net of cash acquired	—	(530)
Cash used in investing activities	(5,009)	(4,622)
Financing Activities
Net repayments on revolving credit facilities and other debt	—	(218)
Principal repayments on term loan	(3,750)	—
Purchase of treasury shares	—	(4,682)
Taxes paid related to the net share settlement of equity awards	(223)	(937)
Stock option exercises, related tax benefits and other	1,342	1,090
Cash dividend	(2,358)	(2,376)
Cash used in financing activities	(4,989)	(7,123)
Effect of exchange rate changes on cash	(4,820)	(6,462)
Net (decrease) increase in cash and cash equivalents	(2,733)	3,099
Cash and cash equivalents – beginning of period	179,604	168,846
Cash and cash equivalents – end of period	$176,871	$171,945
See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2016 was derived from the Company’s audited financial statements, but does not include all disclosures required by United States generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2016 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2017.
New Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which includes amendments that require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the new guidance, the recognition and measurement of debt issuance costs is not affected. This guidance was adopted on September 1, 2016. As a result of adoption, debt issuance costs of $3.9 million were reclassified from other long-term assets to long-term debt, net (contra liability) on the balance sheet as of August 31, 2016. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, further clarifying that ASU 2015-03 relates only to the presentation of debt issuance costs related to term loans and does not relate to lines-of-credit or revolvers. As such, the debt issuance costs related to the Company's revolver remain classified in other long-term assets.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. This guidance was adopted on September 1, 2016. The adoption did not have a material impact on the financial statements of the Company.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends the existing guidance to prohibit immediate recognition of the current and deferred income tax impacts of intra-entity asset transfers. The ASU eliminates this prohibition for all intra-entity asset transfers, except inventory.  This guidance was adopted, on a modified retrospective basis, at September 1, 2016. The adoption did not have a material impact on the cumulative retained earnings or on the current consolidated financial statements of the Company.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which will simplify several aspects of accounting for share-based payment transactions. The guidance will require, among other items, that all excess tax deficiencies or benefits be recorded as income tax expense or benefit in the statement of earnings, and not in additional paid-in capital (shareholder's equity). This guidance is effective for fiscal years beginning after December 15, 2016 (fiscal 2018 for the Company), and interim periods within those annual periods. The Company is continuing to evaluate the impact of adopting this standard.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09 and subsequent updates included in ASU 2016-10 and ASU 2016-12, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years beginning on or after December 15, 2017 (fiscal 2019 for the Company). The Company is continuing to evaluate the impact of adopting this standard.
In February 2016, the FASB issued ASU 2016-02, Leases to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset. This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 of the Company), including interim periods within those fiscal years. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is continuing to evaluate the impact of adopting this standard.
In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 of the Company), including interim periods within those fiscal years. This update will require adoption on a retrospective basis unless it is impracticable to apply. The Company is continuing to evaluate the impact of adopting this standard.
Note 2. Director & Officer Transition Charges
During the three months ended November 30, 2016, the Company recorded separation and transition charges of $7.8 million in connection with the retirement of one director of the Company's Board of Directors and the transition of the Executive Vice President/Chief Financial Officer. The charges were mainly comprised of compensation expense for accelerated equity vesting, severance, outplacement, legal, signing bonus and relocation costs.
Note 3. Restructuring Charges
The Company has committed to various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low cost alternatives and the centralization and standardization of certain administrative functions. Total restructuring charges for these activities were $2.9 million and $4.4 million for the three months ended November 30, 2016 and 2015, respectively, and impacted all segments. Liabilities for severance will be paid during the next twelve months, while future lease payments related to facilities vacated as a result of restructuring will be paid over the underlying remaining lease terms.
The following rollforward summarizes current year restructuring reserve activity, by segment, for the three months ended November 30, 2016 and 2015 (in thousands):

	Three Months Ended November 30, 2016
	Industrial	Energy	Engineered Solutions	Corporate	Total
Balance as of August 31, 2016	$1,343	$3,021	$1,863	$46	$6,273
Restructuring charges	715	117	2,080	36	2,948
Cash payments	(333)	(558)	(1,802)	(36)	(2,729)
Other non-cash uses of reserve	(166)	(6)	(3)	(13)	(188)
Impact of changes in foreign currency rates	(25)	10	(8)	—	(22)
Balance as of November 30, 2016	$1,534	$2,584	$2,130	$33	$6,282

	Three Months Ended November 30, 2015
	Industrial	Energy	Engineered Solutions	Corporate	Total
Balance as of August 31, 2015	$—	$—	$—	$—	$—
Restructuring charges	709	2,031	1,415	225	4,380
Cash payments	(10)	(37)	(225)	(51)	(323)
Other non-cash uses of reserve	—	—	—	—	—
Impact of changes in foreign currency rates	—	(45)	—	—	(45)
Balance as of November 30, 2015	$699	$1,949	$1,190	$174	$4,012

Note 4. Acquisitions
During fiscal 2016, the Company completed two acquisitions which resulted in the recognition of goodwill in the condensed consolidated financial statements because their purchase price reflected the future earnings and cash flow potential of the acquired companies, as well as the complementary strategic fit and resulting synergies the acquisitions are expected to bring to existing operations. The Company makes an initial allocation of the purchase price at the date of acquisition, based upon its understanding of the fair value of the acquired assets and assumed liabilities. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), through asset appraisals and other sources, the Company will refine its estimates of fair value and adjust the initial purchase price allocation.
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
The Company also acquired the assets of the Middle East, Caspian and the North African business of FourQuest Energy Inc. ("Pipeline and Process Services") for $65.5 million on March 30, 2016. This Hydratight tuck-in acquisition was funded with existing cash and expands the geographic presence and service offerings of the Energy segment, including pipeline pre-commissioning, engineering, chemical cleaning and leak testing. The preliminary purchase price allocation resulted in $38.5 million of goodwill (which is not deductible for tax purposes) and $8.7 million of intangible assets, including $8.0 million of customer relationships and $0.7 million of non-compete agreements. During the first quarter of fiscal 2017, goodwill related to this acquisition increased by $2.3 million, the result of adjustments to reflect the fair value of acquired accounts receivables.
The two acquisitions generated combined sales of $9.3 million for the three months ended November 30, 2016. The Company incurred acquisition transaction costs of $0.2 million and $0.7 million for the three months ended November 30, 2016 and 2015, respectively, related to various business acquisition activities.
The following unaudited pro forma operating results of the Company for the three months ended November 30, 2016 and 2015, give effect to these acquisitions as though the transactions and related financing activities occurred on September 1, 2015 (in thousands, expect per share amounts):

	Three Months Ended November 30,
	2016	2015
Net sales
As reported	$265,793	$305,011
Pro forma	265,793	315,894

Net earnings
As reported	$4,965	$15,448
Pro forma	4,965	16,840

Basic earnings per share
As reported	$0.08	$0.26
Pro forma	0.08	0.28

Diluted earnings per share
As reported	$0.08	$0.26
Pro forma	0.08	0.28
Note 5. Divestiture Activities
On August 25, 2016, the Company completed the divestiture of its Sanlo business (Engineered Solutions segment) for $9.7 million in cash, net of transaction costs. This divestiture resulted in a $5.1 million pre-tax loss, but a $1.6 million gain net of tax, in the fourth quarter of fiscal 2016. The results of the Sanlo business (which had sales and net earnings of $3.0 million and $0.1 million, respectively, in the first quarter of fiscal 2016) are not material to the consolidated financial results and are included in the results from continuing operations in fiscal 2016.
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
The changes in the carrying value of goodwill for the three months ended November 30, 2016 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2016	$101,739	$187,321	$230,216	$519,276
Purchase accounting adjustments	—	2,286	—	2,286
Impact of changes in foreign currency rates	(1,798)	(4,450)	(5,836)	(12,084)
Balance as of November 30, 2016	$99,941	$185,157	$224,380	$509,478

The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		November 30, 2016			August 31, 2016
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$287,156	$167,320	$119,836	$292,671	$166,252	$126,419
Patents	11	29,987	22,634	7,353	30,296	22,233	8,063
Trademarks and tradenames	18	21,027	8,113	12,914	21,283	7,936	13,347
Other intangibles	3	6,498	5,864	634	6,627	5,890	737
Indefinite lived intangible assets:
Tradenames	N/A	89,795	—	89,795	90,909	—	90,909
		$434,463	$203,931	$230,532	$441,786	$202,311	$239,475
The Company estimates that amortization expense will be $14.7 million for the remaining nine months of fiscal 2017. Amortization expense for future years is estimated to be: $19.4 million in fiscal 2018, $19.2 million in 2019, $18.6 million in fiscal 2020, $17.5 million in fiscal 2021, $15.8 million in fiscal 2022 and $35.5 million thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates.
Note 7. Product Warranty Costs
The Company generally offers its customers a warranty on products sold, although warranty periods vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the product warranty reserve for the three months ended November 30, 2016 and 2015 (in thousands):

	Three Months Ended November 30,
	2016	2015
Beginning balance	$5,592	$3,719
Provision for warranties	777	1,308
Warranty payments and costs incurred	(2,309)	(1,246)
Impact of changes in foreign currency rates	(105)	(396)
Ending balance	$3,955	$3,385
Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2016	August 31, 2016
Senior Credit Facility
Revolver ($600 million)	$—	$—
Term Loan	292,500	296,250
Total Senior Credit Facility	292,500	296,250
5.625% Senior Notes	288,059	288,059
Total Senior Indebtedness	580,559	584,309
Less: Current maturities of long-term debt	(22,500)	(18,750)
Debt issuance costs (1)	(3,690)	(3,878)
Total long-term debt, net	$554,369	$561,681
(1)The Company adopted new accounting guidance (ASU 2015-03) on September 1, 2016, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct reduction of the carrying amount of the related debt.
The Company’s Senior Credit Facility, matures on May 8, 2020, provides a $600 million revolver, an amortizing term loan and a $450 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. As of November 30, 2016, the borrowing spread on LIBOR based borrowings was 2.00% (aggregating to a 2.50% variable rate borrowing cost). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum. As of November 30, 2016, the unused credit line under the revolver was $594.8 million, of which $131.2 million was available for borrowing. The amount immediately available for borrowing represents the maximum additional borrowings that could be utilized by the Company (based upon current earnings and net debt) without violating compliance with the associated financial covenants described below. Quarterly term loan principal payments of $3.8 million began on June 30, 2016, and increase to $7.5 million starting on June 30, 2017, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. The Company was in compliance with all financial covenants at November 30, 2016.
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which $288.1 million remains outstanding at November 30, 2016 and August 31, 2016. The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (ranging from 100.0% to 102.8%), plus accrued and unpaid interest.
Note 9. Fair Value Measurement
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
The fair value of the Company’s cash and cash equivalents, foreign currency derivatives, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both November 30, 2016 and August 31, 2016 due to their short-term nature and the fact that the interest rates approximated market rates. The fair value of the Company’s outstanding Senior Notes was $296.0 million and $299.6 million at November 30, 2016 and August 31, 2016, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.
Note 10. Derivatives
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
The U.S. dollar equivalent notional value of short duration foreign currency forward contracts (fair value hedges or non-designated hedges) was $29.2 million and $143.4 million, at November 30, 2016 and August 31, 2016, respectively. Net foreign currency losses related to these derivative instruments are as follows (in thousands):

	Three Months Ended November 30,
	2016	2015
Foreign currency loss	$(1,491)	$(1,696)
These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in other (income) expense, net in the condensed consolidated statement of earnings).

Note 11. Capital Stock and Share Repurchases
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicy announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $618 million. As of November 30, 2016, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three months ended November 30, 2016.
The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2016	2015
Numerator:
Net earnings	$4,965	$15,448
Denominator:
Weighted average common shares outstanding - basic	58,972	59,187
Net effect of dilutive securities - stock based compensation plans	644	526
Weighted average common shares outstanding - diluted	59,616	59,713

Basic earnings per share	$0.08	$0.26
Diluted earnings per share	0.08	0.26

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	1,963	3,031
Note 12. Income Taxes
The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards. The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Both the current and prior periods include the benefits of tax planning initiatives. Comparative pre-tax earnings, income tax expense (benefit) and effective income tax rates are as follows (amounts in thousands):

	Three Months Ended November 30,
	2016	2015
Earnings before income taxes	$1,967	$17,635
Income tax (benefit) expense	(2,998)	2,187
Effective income tax rate	(152.4)%	12.4%
Both the current and prior year income tax rates were impacted by the proportion of earnings in foreign jurisdictions (with income tax rates lower than the US federal income tax rate) and the amount of tax benefits derived from tax planning initiatives. Our earnings before income taxes consisted of 80% of earnings from foreign jurisdictions in fiscal 2017, compared to 75% in fiscal 2016, which had the impact of reducing the current year effective income tax rate.
The income tax benefit for the three months ended November 30, 2016 is the result of current year tax planning initiatives (which yield an effective income tax rate significantly lower than the federal income tax rate) and a $2.9 million tax benefit related to the discrete director and officer transition costs described in Note 2, "Director & Officer Transition Charges." These items, when combined with reduced earnings before income taxes, result in an effective tax rate of (152.4)%. Comparatively, the income tax expense for the three months ended November 30, 2015 was the net result of prior year tax planning initiatives (which yielded an effective income tax rate lower than the federal income tax rate) and higher earnings overall, but less earnings from foreign jurisdictions than fiscal 2017.

Note 13. Segment Information
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
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended November 30,
	2016	2015
Net Sales by Reportable Product Line & Segment:
Industrial Segment:
Industrial Tools	$79,039	$79,733
Integrated Solutions	8,251	9,137
	87,290	88,870
Energy Segment:
Energy Maintenance & Integrity	64,821	78,835
Other Energy Solutions	19,825	34,929
	84,646	113,764
Engineered Solutions Segment:
On-Highway	51,630	54,075
Agriculture, Off-Highway and Other	42,227	48,302
	93,857	102,377
	$265,793	$305,011
Operating Profit (Loss):
Industrial	$18,776	$20,554
Energy	3,210	10,094
Engineered Solutions	755	3,522
General Corporate	(14,270)	(8,799)
	$8,471	$25,371

	November 30, 2016	August 31, 2016
Assets by Segment:
Industrial	$308,313	$308,222
Energy	511,555	479,169
Engineered Solutions	483,289	493,840
General Corporate	118,559	157,429
	$1,421,716	$1,438,660
In addition to the impact of foreign currency exchange rate changes, the comparability of segment and product line information is impacted by acquisition/divestiture activities, impairment charges, director and officer transition charges, restructuring costs and related benefits.  Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.
Note 14. Contingencies and Litigation
The Company had outstanding letters of credit of $15.5 million and $17.8 million at November 30, 2016 and August 31, 2016, respectively, the majority of which relate to commercial contracts and self-insured workers compensation programs.

The Company is a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, environmental, labor, patent claims and other disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred and can be reasonably estimated. In the opinion of management, resolution of these contingencies are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $14.6 million at November 30, 2016 (including $11.6 million related to the former Electrical segment).
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 15. Guarantor Subsidiaries
As discussed in Note 8, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $288.1 million remains outstanding as of November 30, 2016. All of our material domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended November 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$31,729	$84,276	$149,788	$—	$265,793
Cost of products sold	7,094	61,416	104,216	—	172,726
Gross profit	24,635	22,860	45,572	—	93,067
Selling, administrative and engineering expenses	17,967	16,636	33,999	—	68,602
Amortization of intangible assets	318	3,076	1,868	—	5,262
Restructuring charges	355	723	1,870	—	2,948
Director & officer transition charges	7,784	—	—	—	7,784
Operating (loss) profit	(1,789)	2,425	7,835	—	8,471
Financing costs (income), net	7,326	—	(194)	—	7,132
Intercompany (income) expense, net	(5,068)	(1,086)	6,154	—	—
Intercompany dividends	—	(55,143)	—	55,143	—
Other expense (income), net	2,085	(70)	(2,643)	—	(628)
(Loss) earnings before income taxes	(6,132)	58,724	4,518	(55,143)	1,967
Income tax benefit	(2,714)	(30)	(254)	—	(2,998)
Net (loss) earnings before equity in earnings of subsidiaries	(3,418)	58,754	4,772	(55,143)	4,965
Equity in earnings of subsidiaries	8,383	5,625	3,130	(17,138)	—
Net earnings	4,965	64,379	7,902	(72,281)	4,965
Comprehensive (loss) income	$(21,157)	$46,292	$631	$(46,923)	$(21,157)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended November 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$34,690	$100,941	$169,380	$—	$305,011
Cost of products sold	7,171	72,338	116,940	—	196,449
Gross profit	27,519	28,603	52,440	—	108,562
Selling, administrative and engineering expenses	19,760	18,530	34,621	—	72,911
Amortization of intangible assets	318	3,308	2,274	—	5,900
Restructuring charges	878	122	3,380	—	4,380
Operating profit	6,563	6,643	12,165	—	25,371
Financing costs (income), net	7,455	—	(338)	—	7,117
Intercompany (income) expense, net	(5,829)	(5,825)	11,654	—	—
Other expense, net	403	59	157	—	619
Earnings before income taxes	4,534	12,409	692	—	17,635
Income tax expense (benefit)	591	1,657	(61)	—	2,187
Net earnings before equity in earnings of subsidiaries	3,943	10,752	753	—	15,448
Equity in earnings of subsidiaries	11,505	2,874	1,858	(16,237)	—
Net earnings	15,448	13,626	2,611	(16,237)	15,448
Comprehensive (loss) income	$(5,486)	$1,403	$(5,981)	$4,578	$(5,486)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	November 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$9,371	$—	$167,500	$—	$176,871
Accounts receivable, net	13,628	47,846	127,341	—	188,815
Inventories, net	20,606	44,651	69,807	—	135,064
Other current assets	9,068	2,721	36,309	—	48,098
Total current assets	52,673	95,218	400,957	—	548,848
Property, plant and equipment, net	6,190	24,740	79,612	—	110,542
Goodwill	38,847	200,499	270,132	—	509,478
Other intangibles, net	9,111	146,681	74,740	—	230,532
Investment in subsidiaries	1,886,508	687,115	514,291	(3,087,914)	—
Intercompany receivable	—	1,198,419	—	(1,198,419)	—
Other long-term assets	9,422	10	12,884	—	22,316
Total assets	$2,002,751	$2,352,682	$1,352,616	$(4,286,333)	$1,421,716
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$11,647	$22,390	$85,629	$—	$119,666
Accrued compensation and benefits	13,509	5,497	24,226	—	43,232
Current maturities of debt and short-term borrowings	22,500	—	—	—	22,500
Income taxes payable	2,935	—	2,993	—	5,928
Other current liabilities	22,692	6,952	26,933	—	56,577
Total current liabilities	73,283	34,839	139,781	—	247,903
Long-term debt, net	554,369	—	—	—	554,369
Deferred income taxes	18,851	—	9,048	—	27,899
Pension and postretirement benefit liabilities	16,351	—	8,283	—	24,634
Other long-term liabilities	48,367	408	8,049	—	56,824
Intercompany payable	781,443	—	416,976	(1,198,419)	—
Shareholders’ equity	510,087	2,317,435	770,479	(3,087,914)	510,087
Total liabilities and shareholders’ equity	$2,002,751	$2,352,682	$1,352,616	$(4,286,333)	$1,421,716

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$7,953	$71	$171,580	$—	$179,604
Accounts receivable, net	13,692	41,715	131,422	—	186,829
Inventories, net	19,897	44,283	66,576	—	130,756
Other current assets	7,754	3,858	33,851	—	45,463
Total current assets	49,296	89,927	403,429	—	542,652
Property, plant and equipment, net	5,927	23,511	84,577	—	114,015
Goodwill	38,847	200,499	279,930	—	519,276
Other intangibles, net	9,429	149,757	80,289	—	239,475
Investment in subsidiaries	1,915,367	578,423	465,736	(2,959,526)	—
Intercompany receivable	—	1,159,672	—	(1,159,672)	—
Other long-term assets	5,702	10	17,530	—	23,242
Total assets	$2,024,568	$2,201,799	$1,331,491	$(4,119,198)	$1,438,660
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$11,529	$20,669	$82,853	$—	$115,051
Accrued compensation and benefits	17,506	5,754	23,641	—	46,901
Current maturities of debt and short-term borrowings	18,750	—	—	—	18,750
Income taxes payable	1,886	—	7,368	—	9,254
Other current liabilities	20,459	6,989	24,508	—	51,956
Total current liabilities	70,130	33,412	138,370	—	241,912
Long-term debt, net	561,681	—	—	—	561,681
Deferred income taxes	30,666	—	690	—	31,356
Pension and postretirement benefit liabilities	16,803	—	8,864	—	25,667
Other long-term liabilities	47,739	588	8,767	—	57,094
Intercompany payable	776,599	—	383,073	(1,159,672)	—
Shareholders’ equity	520,950	2,167,799	791,727	(2,959,526)	520,950
Total liabilities and shareholders’ equity	$2,024,568	$2,201,799	$1,331,491	$(4,119,198)	$1,438,660

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended November 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Cash provided by operating activities	$61,002	$2,491	$3,736	$(55,143)	$12,085
Investing Activities
Capital expenditures	(861)	(2,607)	(1,671)	—	(5,139)
Proceeds from sale of property, plant and equipment	—	46	84	—	130
Cash used in investing activities	(861)	(2,561)	(1,587)	—	(5,009)
Financing Activities
Principal repayments on term loan	(3,750)	—	—	—	(3,750)
Taxes paid related to the net share settlement of equity awards	(223)	—	—	—	(223)
Stock option exercises, related tax benefits and other	1,342	—	—	—	1,342
Cash dividend	(2,358)	—	(55,143)	55,143	(2,358)
Intercompany loan activity	(53,734)	—	53,734	—	—
Cash used in financing activities	(58,723)	—	(1,409)	55,143	(4,989)
Effect of exchange rate changes on cash	—	—	(4,820)	—	(4,820)
Net increase (decrease) in cash and cash equivalents	1,418	(71)	(4,080)	—	(2,733)
Cash and cash equivalents—beginning of period	7,953	71	171,580	—	179,604
Cash and cash equivalents—end of period	$9,371	$—	$167,500	$—	$176,871

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended November 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$2,958	$(8,504)	$26,852	$—	$21,306
Investing Activities
Capital expenditures	(195)	(1,091)	(4,243)	—	(5,529)
Proceeds from sale of property, plant and equipment	13	103	1,321	—	1,437
Business acquisitions, net of cash acquired	—	—	(530)	—	(530)
Cash used in investing activities	(182)	(988)	(3,452)	—	(4,622)
Financing Activities
Net repayments on revolver and other debt	—	—	(218)	—	(218)
Purchase of treasury shares	(4,682)	—	—	—	(4,682)
Taxes paid related to the net share settlement of equity awards	(937)	—	—	—	(937)
Stock option exercises, related tax benefits and other	1,090	—	—	—	1,090
Cash dividend	(2,376)	—	—	—	(2,376)
Intercompany loan activity	(1,984)	8,929	(6,945)	—	—
Cash (used in) provided by financing activities	(8,889)	8,929	(7,163)	—	(7,123)
Effect of exchange rate changes on cash	—	—	(6,462)	—	(6,462)
Net (decrease) increase in cash and cash equivalents	(6,113)	(563)	9,775	—	3,099
Cash and cash equivalents—beginning of period	18,688	567	149,591	—	168,846
Cash and cash equivalents—end of period	$12,575	$4	$159,366	$—	$171,945

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, is a Wisconsin corporation and was incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. The Company is organized into three operating segments: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and other energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to original equipment manufacturers (“OEM”) in various on and off-highway vehicle markets, as well as a variety of other products to the industrial and agricultural markets. Financial information related to the Company's segments is included in Note 13, "Segment Information" in the notes to the condensed consolidated financial statements.
Our businesses provide an array of products and services across multiple markets and geographies which results in significant diversification. Sales in most of our end markets are expected to remain sluggish during the remainder of fiscal 2017 given the challenging and inconsistent demand we have experienced in industrial, mining, infrastructure, oil & gas, commercial and off-highway vehicles and agriculture markets. Tepid global industrial demand, reduced capital spending in oil & gas markets (exploration, drilling and commissioning activities) and inventory destocking by OEMs in vehicle and agriculture markets have been and will continue to be headwinds in fiscal 2017.  As a result, we expect fiscal 2017 core sales (sales excluding the impact of acquisitions, divestitures and changes in foreign currency exchange rates) to decline 2-6% from the prior year.
As a result of these and other factors, we are continuing cost reduction programs across all three segments to reduce the impact of lower customer demand on our profitability. During fiscal 2016, we incurred $15 million of restructuring costs and anticipate restructuring actions (facility consolidation, headcount reductions and operational improvement) to continue throughout fiscal 2017. Financial results for the three months ended November 30, 2016 included $3 million of restructuring costs. We remain focused on maintaining our financial position and flexibility by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation. At the same time, we remain laser-focused on developing and advancing our commercial effectiveness and offering of mission critical solutions to customers.
Our priorities continue to include focused efforts to drive additional sales growth, investment in growth initiatives including strategic acquisitions, execution of restructuring actions and cash flow generation. The Industrial segment is focused on accelerating global sales growth through increased sales effectiveness, geographic expansion (especially Asia Pacific), new product introductions and development of second tier brands. The Energy segment remains focused on the integration of the Pipeline and Process Services acquisition, redirecting sales, marketing and engineering resources to non-oil & gas vertical markets and providing new and existing customers with critical products, services and solutions in a dynamic energy environment. The Engineered Solutions segment is focused on the execution of restructuring projects and lean manufacturing initiatives while improving sales (expansion of served markets and additional content with existing OEMs).
Given our global geographic footprint, changes in foreign currency exchange rates could have a significant impact on our financial results, financial position and cash flow. Changes in foreign currency exchange rates will continue to add volatility as over one-half of our sales are generated outside of the United States in currencies other than the U.S. dollar. The strengthening of the U.S. dollar unfavorably impacts our sales, cash flow and earnings given the translation of our international results into U.S. dollars. This also results in higher costs for certain international operations which incur costs or purchase components in U.S. dollars and reduces the dollar value of assets (including cash) and liabilities of our international operations.

Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended November 30,
	2016		2015
Net sales	$266	100%	$305	100%
Cost of products sold	173	65%	196	64%
Gross profit	93	35%	109	36%
Selling, administrative and engineering expenses	69	26%	73	24%
Amortization of intangible assets	5	2%	6	2%
Director & officer transition charges	8	3%	—	—%
Restructuring charges	3	1%	4	1%
Operating profit	8	3%	26	9%
Financing costs, net	7	3%	7	2%
Other expense, net	(1)	0%	1	0%
Earnings before income taxes	2	1%	18	6%
Income tax (benefit) expense	(3)	(1)%	2	1%
Net earnings	$5	2%	$16	5%

Diluted earnings per share	$0.08		$0.26
Consolidated sales for the first quarter of fiscal 2017 were $266 million, a decrease of $39 million from the prior year. Core sales for the three months ended November 30, 2016 were down 14%. Foreign currency exchange rates reduced sales by 1% and net acquisition/divestitures generated a 2% sales benefit. The consolidated core sales decline was the result of challenging comparisons in the Energy segment, due to a large non-recurring Middle East maintenance job ($15 million) and stronger than normal demand for service work in North America in fiscal 2016. The Industrial and Engineered Solutions segments experienced tepid but stable demand in the general industrial, agricultural and off-highway markets. The resulting lower production levels and absorption of manufacturing costs, unfavorable sales mix and $8 million of director and officer transition charges (as described in Note 2, "Director & Officer Transition Charges") resulted in reduced operating profit margins year over year. Fiscal 2017 first quarter results included a reduced effective income tax rate compared to the prior year.
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

	Three Months Ended November 30,
	2016	2015
Net sales	$87	$89
Operating profit	19	21
Operating profit %	21.5%	23.1%
Industrial segment first quarter sales were $87 million, which was 2% below the prior year period. First quarter core sales were down 4% and exclude a 2% benefit from the recent Larzep acquisition ($2 million of sales). The core sales result for the quarter reflects a sequential improvement over the last several quarters. Industrial Tools product line sales were flat compared to the prior year (including the Larzep acquisition), decreasing less than 1% to $79 million. Overall demand remains tepid but consistent, most notably in the general industrial, mining and energy markets. Integrated Solutions net sales declined 10% to $8 million as customer spending on large projects continued to be cautious. Operating profit margins were 21.5% in the first quarter of fiscal 2017 compared to 23.1% in the prior year period as a result of lower production levels, unfavorable sales mix and increased selling, administrative and engineering expenses as a percent of sales. Restructuring charges were $1 million for both periods presented.
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

	Three Months Ended November 30,
	2016	2015
Net sales	$85	$114
Operating profit	3	10
Operating profit %	3.8%	8.9%
Energy segment sales decreased 26% year over year to $85 million in the first quarter of fiscal 2017, but consistent with expectations. Excluding foreign currency rate changes (which unfavorably impacted sales comparisons by $3 million or 2%) and sales from the Pipeline and Process Services acquisition (which benefited sales by $8 million or 7%), core sales declined by 31%. Core sales from our Energy Maintenance & Integrity product line decreased $21 million (27%) in the first quarter, due to tough comparables in the prior year including the $15 million non-recurring Middle East refinery turnaround job and strong service work in North America in fiscal 2016. Core sales in our Other Energy Solutions product line, consisting of umbilical & rope solutions and offshore mooring, declined $14 million (41%) due to the continued impact of reduced customer spending on exploration, drilling and commissioning activities and competitive pricing pressures. Energy segment operating profit for the first quarter was $3 million and $10 million for fiscal 2017 and 2016, respectively. The decrease in operating profit was a result of lower volumes, unfavorable sales mix, bad debt and project costs recognized in the first quarter of fiscal 2017. Restructuring costs to consolidate facilities and reduce headcount were $0.1 million and $2 million for the three months ended November 30, 2016 and 2015, respectively.
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

	Three Months Ended November 30,
	2016	2015
Net sales	$94	$102
Operating profit	1	4
Operating profit %	0.8%	3.4%
Fiscal 2017 first quarter Engineered Solutions segment net sales decreased $9 million (8%) year over year to $94 million. Excluding the $3 million of prior year revenue from the divested Sanlo product line, core sales declined 5% for the three months ended November 30, 2016. Fiscal 2017 core sales reflect growth in heavy-duty truck, notably China, offset by weak demand across agricultural and off-highway equipment. Operating profit margins for the first quarter were adversely impacted by unfavorable product mix (which reduced margins by approximately 160 basis points) as well as lower sales and reduced absorption on lower production volumes. In addition, restructuring costs were $2 million and $1 million for the three months ended November 30, 2016 and 2015, respectively, and further reduced operating profit.
Corporate
Corporate expenses increased $5 million to $14 million in the first quarter compared to the prior year, primarily due to director & officer transition charges of $8 million (comprised of compensation expense for accelerated equity vesting, severance, outplacement, legal, signing bonus and relocation costs), partially offset by reductions in outside service and consulting expenses year over year.

Financing Costs, net
Net financing costs were $7 million for each of the three months ended November 30, 2016 and 2015.
Income Taxes Expense
Comparative pre-tax earnings, income tax expense (benefit) and effective income tax rates are as follows (in millions):

	Three Months Ended November 30,
	2016	2015
Earnings before income taxes	$2	$18
Income tax (benefit) expense	(3)	2
Effective income tax rate	(152.4)%	12.4%
Both the current and prior year income tax rates were impacted by the proportion of earnings in foreign jurisdictions (with income tax rates lower than the US federal income tax rate) and the amount of tax benefits derived from tax planning initiatives. Our earnings before income taxes consisted of 80% of earnings from foreign jurisdictions in fiscal 2017, compared to 75% in fiscal 2016, which had the impact of reducing the current year effective income tax rate.
The income tax benefit for the three months ended November 30, 2016 was the result of current year tax planning initiatives (which yield an effective income tax rate significantly lower than the federal income tax rate) and a $3 million tax benefit related to the discrete director and officer transition costs described in Note 2, "Director & Officer Transition Charges." These items, when combined with reduced earnings before income taxes, result in an effective tax rate of (152.4)%. Comparatively, the income tax expense for the three months ended November 30, 2015 was the net result of prior year tax planning initiatives (which yielded an effective income tax rate lower than the federal income tax rate) and higher earnings overall, but less earnings from foreign jurisdictions than fiscal 2017.
Cash Flows and Liquidity
At November 30, 2016, cash and cash equivalents included $168 million of cash held by our foreign subsidiaries and $9 million held domestically. We periodically utilize income tax safe harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent to reduce outstanding debt balances. At November 30, 2016, we did not have any temporary intercompany advances, compared to the $54 million we had outstanding at August 31, 2016. The following table summarizes our cash flows from operating, investing and financing activities (in millions):

	Three Months Ended November 30,
	2016	2015
Net cash provided by operating activities	$12	$21
Net cash used in investing activities	(5)	(5)
Net cash used in financing activities	(5)	(7)
Effect of exchange rates on cash	(5)	(6)
Net (decrease) increase in cash and cash equivalents	$(3)	$3
Cash flows from operating activities were $12 million for the three months ended November 30, 2016, a decrease of $9 million from the prior year due primarily to lower net earnings. Operating cash flows funded the $4 million principal repayment on the term loan, $5 million of capital expenditures and the $2 million annual cash dividend.
Our Senior Credit Facility, which matures on May 8, 2020, includes a $600 million revolver, an amortizing term loan and a $450 million expansion option. Quarterly term loan principal payments of $4 million commenced on June 30, 2016, and increase to $8 million per quarter beginning on June 30, 2017, with the remaining principal due at maturity. At November 30, 2016, the unused credit line under the revolver was $595 million, $131 million of which was available for borrowing. We believe the $177 million of cash on hand, revolver availability and future operating cash flow will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future.

Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	November 30, 2016	PWC%	August 31, 2016	PWC%
Accounts receivable, net	$189	18%	$187	17%
Inventory, net	135	13%	131	12%
Accounts payable	(120)	(11)%	(115)	(10)%
Net primary working capital	$204	19%	$203	18%
Commitments and Contingencies
We have operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material and we believe that such costs will not have a material adverse effect on our financial position, results of operations or cash flows.
We remain contingently liable for lease payments of businesses that we previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $15 million at November 30, 2016.
We had letters of credit outstanding of approximately $16 million and $18 million at November 30, 2016 and August 31, 2016, respectively, the majority of which relate to commercial contracts and self-insured workers compensation programs.
Contractual Obligations
Our contractual obligations have not materially changed in fiscal 2017 and are discussed in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2016.
Critical Accounting Policies
Refer to the Critical Accounting Policies in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended August 31, 2016 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.
Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow because the interest rate on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility. A ten percent increase in the average cost of our variable rate debt would result in a corresponding $0.2 million increase in financing costs for the three months ended November 30, 2016.

Foreign Currency Risk: We maintain operations in the U.S. and various foreign countries. Our more significant non-U.S. operations are located in Australia, the Netherlands, the United Kingdom, Mexico, United Arab Emirates and China, and have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions (primarily forward foreign currency swaps) that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 10, “Derivatives” for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $13 million and operating profit would have been lower by $1 million, respectively, for the three months ended November 30, 2016. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $63 million reduction to equity (accumulated other comprehensive loss) as of November 30, 2016, as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $618 million. As of November 30, 2016, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three months ended November 30, 2016.

Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 29, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: January 9, 2017	By:	/S/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2016
INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.1	Offer Letter by and between Actuant Corporation and Rick T. Dillon	Exhibit 10.1 to Registrant's Form 8-K filed on November 18, 2016

10.2	Separation Agreement and Release by and between Actuant Corporation and Andrew G. Lampereur	Exhibit 10.4 to Registrant's Form 8-K filed on November 18, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended November 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X