Form 10-Q
period 2017-02-28
ACTUANT CORP
filed 2017-04-07
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2017 was 59,682,865.

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
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	economic uncertainty or a prolonged economic downturn;

•	end market conditions in the industrial, oil & gas, energy, power generation, infrastructure, commercial construction, truck, automotive, specialty vehicle, mining and agriculture industries;

•	competition in the markets we serve and market acceptance of existing and new products;

•	our ability to successfully identify and integrate acquisitions and realize anticipated benefits/results from acquired companies;

•	divestitures and/or discontinued operations including retained liabilities from businesses that we sell;

•	operating margin risk due to competitive pricing, operating inefficiencies, production levels and material, labor and overhead cost increases;

•
our international operations present special risks, primarily from currency exchange rate fluctuations, exposure to local economic and political conditions, export and import restrictions and controls on repatriation of cash;

•	regulatory and legal developments including changes to United States taxation rules, conflict mineral supply chain compliance, environmental laws and governmental climate change initiatives;

•	the potential for a non-cash asset impairment charge, if operating performance or the outlook at one or more of our businesses were to fall significantly below current levels;

•	our ability to execute our share repurchase program, which depends in part, on our free cash flow, liquidity and changes in the trading price of our common stock;

•	our ability to execute restructuring actions and the realization of anticipated cost saving from those restructuring actions and cost reductions efforts;

•	a significant failure in information technology (IT) infrastructure and systems, unauthorized access to financial and other sensitive data or cybersecurity threats;

•	due to the assembly nature of our operations we purchase a significant amount of components from suppliers and our reliance on suppliers involves certain risks;

•	litigation, including product liability and warranty claims;

•	inadequate intellectual property protection or if our products are deemed to infringe on the intellectual property of others;

•	our level of indebtedness, ability to comply with the financial and other covenants in our debt agreements and fluctuations in interest rates; and

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales	$258,869	$263,289	$524,662	$568,300
Cost of products sold	171,543	172,259	344,269	368,709
Gross profit	87,326	91,030	180,393	199,591
Selling, administrative and engineering expenses	66,957	67,172	135,561	140,083
Amortization of intangible assets	5,069	5,880	10,330	11,779
Director & officer transition charges	—	—	7,784	—
Restructuring charges	2,101	3,582	5,048	7,962
Impairment charges	—	186,511	—	186,511
Operating profit (loss)	13,199	(172,115)	21,670	(146,744)
Financing costs, net	7,334	6,866	14,467	13,982
Other expense (income), net	591	235	(38)	855
Earnings (loss) before income taxes	5,274	(179,216)	7,241	(161,581)
Income tax expense (benefit)	200	(20,026)	(2,798)	(17,839)
Net earnings (loss)	$5,074	$(159,190)	$10,039	$(143,742)

Earnings (loss) per share:
Basic	$0.09	$(2.70)	$0.17	$(2.43)
Diluted	$0.08	$(2.70)	$0.17	$(2.43)

Weighted average common shares outstanding:
Basic	59,368	58,991	59,170	59,089
Diluted	60,146	58,991	59,881	59,089

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net earnings (loss)	$5,074	$(159,190)	$10,039	$(143,742)
Other comprehensive income (loss)
Foreign currency translation adjustments	2,909	(14,322)	(23,749)	(35,496)
Pension and other postretirement benefit plans, net of tax	202	158	738	375
Cash flow hedges, net of tax	—	13	—	36
Total other comprehensive income (loss), net of tax	3,111	(14,151)	(23,011)	(35,085)
Comprehensive income (loss)	$8,185	$(173,341)	$(12,972)	$(178,827)
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	February 28, 2017	August 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$171,890	$179,604
Accounts receivable, net	201,914	186,829
Inventories, net	127,573	130,756
Other current assets	53,984	45,463
Total current assets	555,361	542,652
Property, plant and equipment
Land, buildings and improvements	41,147	41,504
Machinery and equipment	275,745	268,362
Gross property, plant and equipment	316,892	309,866
Less: Accumulated depreciation	(201,700)	(195,851)
Property, plant and equipment, net	115,192	114,015
Goodwill	509,078	519,276
Other intangibles, net	225,559	239,475
Other long-term assets	21,844	23,242
Total assets	$1,427,034	$1,438,660
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$124,949	$115,051
Accrued compensation and benefits	42,363	46,901
Current maturities of debt and short-term borrowings	26,250	18,750
Income taxes payable	1,113	9,254
Other current liabilities	49,229	51,956
Total current liabilities	243,904	241,912
Long-term debt, net	547,058	561,681
Deferred income taxes	31,037	31,356
Pension and postretirement benefit liabilities	24,142	25,667
Other long-term liabilities	55,884	57,094
Total liabilities	902,025	917,710
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 80,063,210 and 79,393,393 shares, respectively	16,013	15,879
Additional paid-in capital	131,877	114,980
Treasury stock, at cost, 20,439,434 shares	(617,731)	(617,731)
Retained earnings	1,269,684	1,259,645
Accumulated other comprehensive loss	(274,834)	(251,823)
Stock held in trust	(2,354)	(2,646)
Deferred compensation liability	2,354	2,646
Total shareholders’ equity	525,009	520,950
Total liabilities and shareholders’ equity	$1,427,034	$1,438,660

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	February 28, 2017	February 29, 2016
Operating Activities
Net earnings (loss)	$10,039	$(143,742)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	21,625	24,858
Stock-based compensation expense	12,177	5,778
Benefit for deferred income taxes	551	420
Impairment charges, net of deferred tax benefits	—	169,056
Amortization of debt issuance costs	826	826
Other non-cash adjustments	715	(619)
Changes in components of working capital and other:
Accounts receivable	(20,897)	8,437
Inventories	(394)	(5,399)
Trade accounts payable	12,276	(4,926)
Prepaid expenses and other assets	(10,819)	(8,404)
Income taxes payable/receivable	(7,567)	(17,437)
Accrued compensation and benefits	(3,704)	(2,281)
Other accrued liabilities	(795)	2,296
Cash provided by operating activities	14,033	28,863
Investing Activities
Capital expenditures	(14,695)	(11,004)
Proceeds from sale of property, plant and equipment	244	4,636
Business acquisitions, net of cash acquired	—	(15,026)
Cash used in investing activities	(14,451)	(21,394)
Financing Activities
Net repayments on revolving credit facilities and other debt	—	(210)
Principal repayments on term loan	(7,500)	—
Purchase of treasury shares	—	(9,352)
Taxes paid related to the net share settlement of equity awards	(920)	(1,332)
Stock option exercises, related tax benefits and other	6,598	2,245
Cash dividend	(2,358)	(2,376)
Cash used in financing activities	(4,180)	(11,025)
Effect of exchange rate changes on cash	(3,116)	(10,619)
Net decrease in cash and cash equivalents	(7,714)	(14,175)
Cash and cash equivalents – beginning of period	179,604	168,846
Cash and cash equivalents – end of period	$171,890	$154,671
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2017.
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
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends the existing guidance to prohibit immediate recognition of the current and deferred income tax impacts of intra-entity asset transfers. The ASU eliminates this prohibition for all intra-entity asset transfers, except inventory.  This guidance was adopted, on a modified retrospective basis, at September 1, 2016. The adoption did not have a material impact on the cumulative retained earnings or on the current condensed consolidated financial statements of the Company.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09 and subsequent updates included in ASU 2016-10 and ASU 2016-12, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years beginning on or after December 15, 2017 (fiscal 2019 for the Company). The Company has begun assessing its various revenue streams to identify performance obligations under these ASUs and the key aspects of the standard that will impact the Company's revenue recognition process.

Based upon our preliminary assessments these standards may impact our allocation of contract revenue between various products and services, the timing of when those revenues are recognized and the treatment of certain costs to obtain a contract. Given the diversity of its commercial arrangements, the Company is continuing to assess the impact these standards may have on its consolidated results of operation, financial position, cash flows and financial statement disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset. This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 of the Company), including interim periods within those fiscal years. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently gathering, documenting and analyzing lease agreements related this ASU and anticipates material additions to the balance sheet upon adoption of right-of-use assets, offset by the associated liabilities, due to our routine use of operating leases over time.
In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 of the Company), including interim periods within those fiscal years. This update will require adoption on a retrospective basis unless it is impracticable to apply. The Company does not believe that this guidance will have a significant impact on its presentation of the statement of cash flows.
Note 2. Director & Officer Transition Charges
During the six months ended February 28, 2017, the Company recorded separation and transition charges of $7.8 million in connection with the retirement of one director of the Company's Board of Directors and the transition of the Executive Vice President/Chief Financial Officer. The charges were mainly comprised of compensation expense for accelerated equity vesting, severance, outplacement, legal, signing bonus and relocation costs.
Note 3. Restructuring Charges
The Company has committed to various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low cost alternatives and the centralization and standardization of certain administrative functions. Total restructuring charges for these activities were $2.1 million and $3.6 million in the second quarter of fiscal 2017 and 2016, respectively. Year-to-date restructuring charges totaled $5.0 million and $8.0 million for fiscal 2017 and 2016, respectively, and impacted all segments. Liabilities for severance will be paid during the next twelve months, while future lease payments related to facilities vacated as a result of restructuring will be paid over the underlying remaining lease terms.
The following rollforwards summarize restructuring reserve activity, by segment (in thousands):

	Six Months Ended February 28, 2017
	Industrial	Energy	Engineered Solutions	Corporate	Total
Balance as of August 31, 2016	$1,343	$3,021	$1,863	$46	$6,273
Restructuring charges	1,372	48	3,546	82	5,048
Cash payments	(1,394)	(973)	(2,312)	(83)	(4,762)
Other non-cash uses of reserve	(438)	(14)	(16)	(36)	(504)
Impact of changes in foreign currency rates	(21)	44	(8)	—	15
Balance as of February 28, 2017	$862	$2,126	$3,073	$9	$6,070

	Six Months Ended February 29, 2016
	Industrial	Energy	Engineered Solutions	Corporate	Total
Balance as of August 31, 2015	$—	$—	$—	$—	$—
Restructuring charges	984	3,308	3,412	258	7,962
Cash payments	(361)	(256)	(1,120)	(157)	(1,894)
Other non-cash uses of reserve	—	(29)	(136)	(1)	(166)
Impact of changes in foreign currency rates	—	(39)	11	—	(28)
Balance as of February 29, 2016	$623	$2,984	$2,167	$100	$5,874

Note 4. Acquisitions
During fiscal 2016, the Company completed two acquisitions which resulted in the recognition of goodwill in the condensed consolidated financial statements because their purchase price reflected the future earnings and cash flow potential of the acquired companies, as well as the complementary strategic fit and resulting synergies the acquisitions were expected to bring to existing operations. The Company makes an initial allocation of the purchase price at the date of acquisition, based upon its understanding of the fair value of the acquired assets and assumed liabilities. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), through asset appraisals and other sources, the Company will refine its estimates of fair value and adjust the initial purchase price allocation.
The Company acquired the stock of Larzep, S.A. ("Larzep") on February 17, 2016 for a purchase price of $15.9 million net of cash acquired. This Industrial segment tuck-in acquisition is headquartered in Mallabia, Spain and is a supplier of hydraulic tools and solutions. The purchase price allocation resulted in $9.7 million of goodwill (which is not deductible for tax purposes) and $4.8 million of intangible assets, including $3.6 million of customer relationships and $1.2 million of tradenames.
The Company also acquired the assets of the Middle East, Caspian and the North African business of FourQuest Energy Inc. ("Pipeline and Process Services") for $65.5 million on March 30, 2016. This Hydratight tuck-in acquisition was funded with existing cash and expanded the geographic presence and service offerings of the Energy segment, including pipeline pre-commissioning, engineering, chemical cleaning and leak testing. The preliminary purchase price allocation resulted in $38.6 million of goodwill (which is not deductible for tax purposes) and $8.7 million of intangible assets, including $8.0 million of customer relationships and $0.7 million of non-compete agreements. During fiscal 2017, goodwill related to this acquisition increased by $2.3 million, as a result of adjustments to reflect the fair value of acquired accounts receivables.
The two acquisitions generated combined sales of $8.4 million, and $17.7 million for the three and six months ended February 28, 2017, respectively. The Company incurred acquisition transaction costs of $0.7 million and $1.3 million for the three and six months ended February 29, 2016, respectively.
The following unaudited pro forma operating results of the Company give effect to these acquisitions as though the transactions and related financing activities occurred on September 1, 2015 (in thousands, expect per share amounts):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales
As reported	$258,869	$263,289	$524,662	$568,300
Pro forma	258,869	275,115	524,662	591,009

Net earnings (loss)
As reported	$5,074	$(159,190)	$10,039	$(143,742)
Pro forma	5,074	(157,038)	10,039	(140,198)

Basic earnings (loss) per share
As reported	$0.09	$(2.70)	$0.17	$(2.43)
Pro forma	0.09	(2.66)	0.17	(2.37)

Diluted earnings (loss) per share
As reported	$0.08	$(2.70)	$0.17	$(2.43)
Pro forma	0.08	(2.66)	0.17	(2.37)
Note 5. Divestiture Activities
On August 25, 2016, the Company completed the divestiture of its Sanlo business (Engineered Solutions segment) for $9.7 million in cash, net of transaction costs. This divestiture resulted in a $5.1 million pre-tax loss, but a $1.6 million gain net of tax, in the fourth quarter of fiscal 2016. The results of the Sanlo business (which had net sales of $2.5 million and $5.5 million for the three and six months ended February 29, 2016) are not material to the consolidated financial results and are included in the results from continuing operations in fiscal 2016.

Note 6. Goodwill, Intangible Assets and Long-Lived Assets
The changes in the carrying value of goodwill for the six months ended February 28, 2017 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2016	$101,739	$187,321	$230,216	$519,276
Purchase accounting adjustments	(59)	2,320	—	2,261
Impact of changes in foreign currency rates	(1,812)	(4,947)	(5,700)	(12,459)
Balance as of February 28, 2017	$99,868	$184,694	$224,516	$509,078
The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		February 28, 2017			August 31, 2016
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$287,584	$171,853	$115,731	$292,671	$166,252	$126,419
Patents	11	29,992	23,047	6,945	30,296	22,233	8,063
Trademarks and tradenames	18	21,200	8,503	12,697	21,283	7,936	13,347
Other intangibles	3	6,506	5,950	556	6,627	5,890	737
Indefinite lived intangible assets:
Tradenames	N/A	89,630	—	89,630	90,909	—	90,909
		$434,912	$209,353	$225,559	$441,786	$202,311	$239,475
The Company estimates that amortization expense will be $10.0 million for the remaining six months of fiscal 2017. Amortization expense for future years is estimated to be: $19.9 million in fiscal 2018, $19.3 million in 2019, $18.7 million in fiscal 2020, $17.8 million in fiscal 2021, $15.8 million in fiscal 2022 and $34.4 million thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates.
Fiscal 2016 Interim Impairment Charge
The prolonged unfavorable conditions in the global oil & gas markets, including additional cuts in projected capital spending by energy customers, reduced exploration, drilling and commissioning activities and excess capacity in the industry were expected to have an adverse impact on the future financial results of the Cortland and Viking businesses.  Accordingly, during the second quarter of fiscal 2016, the Company recognized a $140.9 million impairment charge (as a result of lower projected future sales and profits) related to the Cortland and Viking businesses.
Additionally, weakness in off-highway vehicle and agricultural markets, coupled with challenging overall industrial fundamentals, reductions in OEM customer build rates and production schedules and delays in the start of production by certain European OEMs for new or updated design models resulted in reduced sales and profitability of the maximatecc business. As a result of lower projected sales and profits, during the second quarter of fiscal 2016, the Company recognized a $45.7 million impairment charge related to the maximatecc business.
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

Note 7. Product Warranty Costs
The Company generally offers its customers a warranty on products sold, although warranty periods vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the product warranty reserve (in thousands):

	Six Months Ended
	February 28, 2017	February 29, 2016
Beginning balance	$5,592	$3,718
Provision for warranties	1,482	2,096
Warranty payments and costs incurred	(3,096)	(2,297)
Impact of changes in foreign currency rates	(101)	(66)
Ending balance	$3,877	$3,451
Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 28, 2017	August 31, 2016
Senior Credit Facility
Revolver ($600 million)	$—	$—
Term Loan	288,750	296,250
Total Senior Credit Facility	288,750	296,250
5.625% Senior Notes	288,059	288,059
Total Senior Indebtedness	576,809	584,309
Less: Current maturities of long-term debt	(26,250)	(18,750)
Debt issuance costs	(3,501)	(3,878)
Total long-term debt, net	$547,058	$561,681
The Company’s Senior Credit Facility matures on May 8, 2020, provides a $600 million revolver, an amortizing term loan and a $450 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. As of February 28, 2017, the borrowing spread on LIBOR based borrowings was 2.00% (aggregating to a 2.75% variable rate borrowing cost). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum. As of February 28, 2017, the unused credit line under the revolver was $595.6 million, of which $96.7 million was available for borrowing. The amount immediately available for borrowing represents the maximum additional borrowings that could be utilized by the Company (based upon current earnings and net debt) without violating compliance with the associated financial covenants described below. Quarterly term loan principal payments of $3.8 million began on June 30, 2016, and increase to $7.5 million starting on June 30, 2017, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. The Company was in compliance with all financial covenants at February 28, 2017.
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which $288.1 million remains outstanding at February 28, 2017 and August 31, 2016. The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (ranging from 100.0% to 102.8%), plus accrued and unpaid interest.
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
The fair value of the Company’s cash and cash equivalents, foreign currency derivatives, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both February 28, 2017 and August 31, 2016 due to their short-term nature and the fact that the interest rates approximated market rates. The fair value of the Company’s outstanding Senior Notes was $296.7 million and $299.6 million at February 28, 2017 and August 31, 2016, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.
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
The U.S. dollar equivalent notional value of short duration foreign currency forward contracts (fair value hedges or non-designated hedges) was $38.7 million and $143.4 million, at February 28, 2017 and August 31, 2016, respectively. Net foreign currency gains (losses) related to these derivative instruments are as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Foreign currency (loss) gain	$(474)	$1,062	$(1,966)	$(634)
These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in other expense (income), net in the condensed consolidated statement of operations).
Note 11. Capital Stock and Share Repurchases
The Company's Board of Directors authorized the repurchase of shares of the Company's common stock under publicy announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $618 million. As of February 28, 2017, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three and six months ended February 28, 2017, respectively.

The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Numerator:
Net earnings (loss)	$5,074	$(159,190)	$10,039	$(143,742)
Denominator:
Weighted average common shares outstanding - basic	59,368	58,991	59,170	59,089
Net effect of dilutive securities - stock based compensation plans	778	—	711	—
Weighted average common shares outstanding - diluted	60,146	58,991	$59,881	$59,089

Basic earnings (loss) per share	$0.09	$(2.70)	$0.17	$(2.43)
Diluted earnings (loss) per share	0.08	(2.70)	0.17	(2.43)

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	2,011	5,146	1,987	5,146
Note 12. Income Taxes
The Company's income tax expense or benefit is impacted by a number of factors, including the amount of taxable earnings generated in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards. The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Both the current and prior year include the benefits of tax planning initiatives. Comparative earnings (loss) before income taxes, income tax expense (benefit) and effective income tax rates are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Earnings (loss) before income taxes	$5,274	$(179,216)	$7,241	$(161,581)
Income tax expense (benefit)	200	(20,026)	(2,798)	(17,839)
Effective income tax rate	3.8%	11.2%	(38.6)%	11.0%
Adjusted effective income tax rate (1)	3.8%	(35.6)%	(38.6)%	(1.6)%
(1) Adjusted effective income tax rate excludes the impairment charge of $186.5 million ($169.1 million after tax) in fiscal 2016.
Both the current and prior year effective income tax rates were impacted by the proportion of earnings in foreign jurisdictions with income tax rates lower than the U.S. federal income tax rate and the amount of income tax benefits from tax planning initiatives. The Company's earnings (loss) before income taxes, excluding impairment charges, were made up of 85% of earnings from foreign jurisdictions in both fiscal 2017 and 2016. This foreign income tax rate differential had the effect of reducing the effective income tax rate from the 35% U.S. statutory tax rate by 21.2% and by 19.6%, in fiscal 2017 and 2016, respectively, excluding the second quarter fiscal 2016 impairment charge. In addition, the recognition of income tax planning benefits resulting from certain losses from prior years for which no benefit was previously recognized resulted in a 19.4% reduction from the 35% U.S. statutory tax rate for fiscal 2017. Income tax planning benefits related to certain foreign currency gains and losses recognized for tax purposes resulted in a 10.1% reduction from the 35% U.S. statutory tax rate for fiscal 2016, excluding the impairment charge. The tax benefits related to these tax planning initiatives are not expected to repeat in future periods due to certain tax attributes that are no longer available and subsequent changes in relevant tax laws.

Note 13. Segment Information
The Company is a global manufacturer of a broad range of industrial products and systems and is organized into three reportable segments: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. During 2017, the Company rebranded its Integrated Solutions product line to Heavy Lifting

Technology to align the brand with the solutions offered. The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and other markets. The Engineered Solutions segment provides highly engineered position and motion control systems to original equipment manufacturers ("OEM") in various on and off-highway vehicle markets, as well as a variety of other products to the industrial and agricultural markets.
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net Sales by Reportable Product Line & Segment:
Industrial Segment:
Industrial Tools	$78,679	$72,095	$157,718	$151,828
Heavy Lifting Technology	12,969	9,093	21,220	18,231
	91,648	81,188	178,938	170,059
Energy Segment:
Energy Maintenance & Integrity	51,590	58,551	116,411	137,385
Other Energy Solutions	21,294	27,674	41,119	62,602
	72,884	86,225	157,530	199,987
Engineered Solutions Segment:
On-Highway	50,611	49,434	102,242	103,510
Agriculture, Off-Highway and Other	43,726	46,442	85,952	94,744
	94,337	95,876	188,194	198,254
	$258,869	$263,289	$524,662	$568,300
Operating Profit (Loss):
Industrial	$18,380	$16,728	$37,155	$37,283
Energy (1)	(579)	(136,766)	2,632	(126,673)
Engineered Solutions (2)	1,816	(45,116)	2,571	(41,594)
General Corporate	(6,418)	(6,961)	(20,688)	(15,760)
	$13,199	$(172,115)	$21,670	$(146,744)
(1) Energy segment operating profit (loss) includes an impairment charge of $140.9 million for the three and six months ended February 29, 2016.
(2) Engineered Solutions segment operating profit (loss) includes an impairment charge of $45.7 million for the three and six months ended February 29, 2016.

	February 28, 2017	August 31, 2016
Assets by Segment:
Industrial	$310,197	$308,222
Energy	501,824	479,169
Engineered Solutions	490,814	493,840
General Corporate	124,199	157,429
	$1,427,034	$1,438,660
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
Note 14. Contingencies and Litigation
The Company had outstanding letters of credit of $16.6 million and $17.8 million at February 28, 2017 and August 31, 2016, respectively, the majority of which relate to commercial contracts and self-insured workers compensation programs.

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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $14.1 million at February 28, 2017 (including $11.3 million related to the former Electrical segment).
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 15. Guarantor Subsidiaries
As discussed in Note 8, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $288.1 million remains outstanding as of February 28, 2017. All of our material domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.
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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended February 28, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$34,953	$80,973	$142,943	$—	$258,869
Cost of products sold	10,049	61,821	99,673	—	171,543
Gross profit	24,904	19,152	43,270	—	87,326
Selling, administrative and engineering expenses	18,553	16,549	31,855	—	66,957
Amortization of intangible assets	318	2,918	1,833	—	5,069
Restructuring charges	372	441	1,288	—	2,101
Operating profit (loss)	5,661	(756)	8,294	—	13,199
Financing costs (income), net	7,430	—	(96)	—	7,334
Intercompany (income) expense, net	(7,882)	11,242	(3,360)	—	—
Intercompany dividends	—	(4,258)	—	4,258	—
Other (income) expense, net	(48)	(4)	643	—	591
Earnings (loss) before income taxes	6,161	(7,736)	11,107	(4,258)	5,274
Income tax expense (benefit)	151	(667)	716	—	200
Net earnings (loss) before equity in (loss) earnings of subsidiaries	6,010	(7,069)	10,391	(4,258)	5,074
Equity in earnings (loss) of subsidiaries	(936)	8,057	(268)	(6,853)	—
Net earnings	$5,074	$988	$10,123	$(11,111)	$5,074
Comprehensive income	$8,185	$1,324	$12,828	$(14,152)	$8,185

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended February 29, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$32,399	$84,099	$146,791	$—	$263,289
Cost of products sold	12,077	61,815	98,367	—	172,259
Gross profit	20,322	22,284	48,424	—	91,030
Selling, administrative and engineering expenses	17,117	17,309	32,746	—	67,172
Amortization of intangible assets	318	3,336	2,226	—	5,880
Restructuring charges	79	2,446	1,057	—	3,582
Impairment charges	—	49,012	137,499	—	186,511
Operating profit (loss)	2,808	(49,819)	(125,104)	—	(172,115)
Financing costs (income), net	7,308	—	(442)	—	6,866
Intercompany (income) expense, net	(5,465)	(1,072)	6,537	—	—
Intercompany dividends	—	—	(5,338)	5,338	—
Other expense (income), net	200	(28)	63	—	235
Earnings (loss) before income taxes	765	(48,719)	(125,924)	(5,338)	(179,216)
Income tax benefit	(1,648)	(1,000)	(17,378)	—	(20,026)
Net earnings (loss) before equity in (loss) earnings of subsidiaries	2,413	(47,719)	(108,546)	(5,338)	(159,190)
Equity in (loss) earnings of subsidiaries	(161,603)	(97,943)	229	259,317	—
Net loss	$(159,190)	$(145,662)	$(108,317)	$253,979	$(159,190)
Comprehensive loss	$(173,341)	$(162,285)	$(106,174)	$268,459	$(173,341)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Six Months Ended February 28, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$66,682	$165,249	$292,731	$—	$524,662
Cost of products sold	17,143	123,237	203,889	—	344,269
Gross profit	49,539	42,012	88,842	—	180,393
Selling, administrative and engineering expenses	36,520	33,185	65,856	—	135,561
Amortization of intangible assets	636	5,994	3,700	—	10,330
Restructuring charges	727	1,164	3,157	—	5,048
Director & officer transition charges	7,784	—	—	—	7,784
Operating profit	3,872	1,669	16,129	—	21,670
Financing costs (income), net	14,756	—	(289)	—	14,467
Intercompany (income) expense, net	(12,950)	10,156	2,794	—	—
Intercompany dividends	—	(59,401)	—	59,401	—
Other expense (income), net	2,037	(74)	(2,001)	—	(38)
Earnings before income taxes	29	50,988	15,625	(59,401)	7,241
Income tax (benefit) expense	(2,563)	(697)	462	—	(2,798)
Net earnings before equity in earnings of subsidiaries	2,592	51,685	15,163	(59,401)	10,039
Equity in earnings of subsidiaries	7,447	13,682	2,862	(23,991)	—
Net earnings	$10,039	$65,367	$18,025	$(83,392)	$10,039
Comprehensive (loss) income	$(12,972)	$47,616	$13,459	$(61,075)	$(12,972)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Six Months Ended February 29, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$67,089	$185,040	$316,171	$—	$568,300
Cost of products sold	19,248	134,153	215,308	—	368,709
Gross profit	47,841	50,887	100,863	—	199,591
Selling, administrative and engineering expenses	36,877	35,839	67,367	—	140,083
Amortization of intangible assets	636	6,644	4,499	—	11,779
Restructuring charges	957	2,568	4,437	—	7,962
Impairment charges	—	49,012	137,499	—	186,511
Operating profit (loss)	9,371	(43,176)	(112,939)	—	(146,744)
Financing costs (income), net	14,763	—	(781)	—	13,982
Intercompany (income) expense, net	(11,294)	(6,897)	18,191	—	—
Intercompany dividends	—	—	(5,338)	5,338	—
Other expense, net	603	31	221	—	855
Earnings (loss) before income taxes	5,299	(36,310)	(125,232)	(5,338)	(161,581)
Income tax (benefit) expense	(1,057)	657	(17,439)	—	(17,839)
Net earnings (loss) before equity in earnings (loss) of subsidiaries	6,356	(36,967)	(107,793)	(5,338)	(143,742)
Equity in (loss) earnings of subsidiaries	(150,098)	(95,069)	2,087	243,080	—
Net loss	$(143,742)	$(132,036)	$(105,706)	$237,742	$(143,742)
Comprehensive loss	$(178,827)	$(160,882)	$(112,155)	$273,037	$(178,827)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	February 28, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$6,509	$—	$165,381	$—	$171,890
Accounts receivable, net	16,364	48,848	136,702	—	201,914
Inventories, net	20,486	43,861	63,226	—	127,573
Other current assets	8,666	3,540	41,778	—	53,984
Total current assets	52,025	96,249	407,087	—	555,361
Property, plant and equipment, net	6,801	26,357	82,034	—	115,192
Goodwill	38,847	200,498	269,733	—	509,078
Other intangibles, net	8,793	143,763	73,003	—	225,559
Investment in subsidiaries	1,893,280	1,402,022	531,353	(3,826,655)	—
Intercompany receivable	—	700,169	191,146	(891,315)	—
Other long-term assets	5,430	10	16,404	—	21,844
Total assets	$2,005,176	$2,569,068	$1,570,760	$(4,717,970)	$1,427,034
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$12,838	$22,627	$89,484	$—	$124,949
Accrued compensation and benefits	15,032	4,886	22,445	—	42,363
Current maturities of debt and short-term borrowings	26,250	—	—	—	26,250
Income taxes payable	1,113	—	—	—	1,113
Other current liabilities	16,710	5,038	27,481	—	49,229
Total current liabilities	71,943	32,551	139,410	—	243,904
Long-term debt, net	547,058	—	—	—	547,058
Deferred income taxes	21,503	—	9,534	—	31,037
Pension and postretirement benefit liabilities	15,863	—	8,279	—	24,142
Other long-term liabilities	47,024	417	8,443	—	55,884
Intercompany payable	776,776	—	114,539	(891,315)	—
Shareholders’ equity	525,009	2,536,100	1,290,555	(3,826,655)	525,009
Total liabilities and shareholders’ equity	$2,005,176	$2,569,068	$1,570,760	$(4,717,970)	$1,427,034

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$7,953	$71	$171,580	$—	$179,604
Accounts receivable, net	13,692	41,715	131,422	—	186,829
Inventories, net	19,897	44,283	66,576	—	130,756
Other current assets	7,754	3,858	33,851	—	45,463
Total current assets	49,296	89,927	403,429	—	542,652
Property, plant and equipment, net	5,927	23,511	84,577	—	114,015
Goodwill	38,847	200,499	279,930	—	519,276
Other intangibles, net	9,429	149,757	80,289	—	239,475
Investment in subsidiaries	1,915,367	578,423	465,736	(2,959,526)	—
Intercompany receivable	—	1,159,672	—	(1,159,672)	—
Other long-term assets	5,702	10	17,530	—	23,242
Total assets	$2,024,568	$2,201,799	$1,331,491	$(4,119,198)	$1,438,660
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$11,529	$20,669	$82,853	$—	$115,051
Accrued compensation and benefits	17,506	5,754	23,641	—	46,901
Current maturities of debt and short-term borrowings	18,750	—	—	—	18,750
Income taxes payable	1,886	—	7,368	—	9,254
Other current liabilities	20,459	6,989	24,508	—	51,956
Total current liabilities	70,130	33,412	138,370	—	241,912
Long-term debt, net	561,681	—	—	—	561,681
Deferred income taxes	30,666	—	690	—	31,356
Pension and postretirement benefit liabilities	16,803	—	8,864	—	25,667
Other long-term liabilities	47,739	588	8,767	—	57,094
Intercompany payable	776,599	—	383,073	(1,159,672)	—
Shareholders’ equity	520,950	2,167,799	791,727	(2,959,526)	520,950
Total liabilities and shareholders’ equity	$2,024,568	$2,201,799	$1,331,491	$(4,119,198)	$1,438,660

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended February 28, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$58,626	$5,902	$8,906	$(59,401)	$14,033
Investing Activities
Capital expenditures	(2,156)	(6,108)	(6,431)	—	(14,695)
Proceeds from sale of property, plant and equipment	—	135	109	—	244
Cash used in investing activities	(2,156)	(5,973)	(6,322)	—	(14,451)
Financing Activities
Principal repayments on term loan	(7,500)	—	—	—	(7,500)
Taxes paid related to the net share settlement of equity awards	(920)	—	—	—	(920)
Stock option exercises, related tax benefits and other	6,598	—	—	—	6,598
Cash dividend	(2,358)	—	(59,401)	59,401	(2,358)
Intercompany loan activity	(53,734)	—	53,734	—	—
Cash used in financing activities	(57,914)	—	(5,667)	59,401	(4,180)
Effect of exchange rate changes on cash	—	—	(3,116)	—	(3,116)
Net decrease in cash and cash equivalents	(1,444)	(71)	(6,199)	—	(7,714)
Cash and cash equivalents—beginning of period	7,953	71	171,580	—	179,604
Cash and cash equivalents—end of period	$6,509	$—	$165,381	$—	$171,890

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended February 29, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(1,531)	$5,293	$30,439	$(5,338)	$28,863
Investing Activities
Capital expenditures	(339)	(3,194)	(7,471)	—	(11,004)
Proceeds from sale of property, plant and equipment	13	2,672	1,951	—	4,636
Business acquisitions, net of cash acquired	—	—	(15,026)	—	(15,026)
Cash used in investing activities	(326)	(522)	(20,546)	—	(21,394)
Financing Activities
Net repayments on revolver and other debt	—	—	(210)	—	(210)
Purchase of treasury shares	(9,352)	—	—	—	(9,352)
Taxes paid related to the net share settlement of equity awards	(1,332)	—	—	—	(1,332)
Stock option exercises, related tax benefits and other	2,245	—	—	—	2,245
Cash dividend	(2,376)	(5,338)	—	5,338	(2,376)
Intercompany loan activity	464	—	(464)	—	—
Cash used in financing activities	(10,351)	(5,338)	(674)	5,338	(11,025)
Effect of exchange rate changes on cash	—	—	(10,619)	—	(10,619)
Net decrease in cash and cash equivalents	(12,208)	(567)	(1,400)	—	(14,175)
Cash and cash equivalents—beginning of period	18,688	567	149,591	—	168,846
Cash and cash equivalents—end of period	$6,480	$—	$148,191	$—	$154,671

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
Our businesses provide an array of products and services across multiple markets and geographies which results in significant diversification. While we have begun to see indications of improvement within the broad industrial landscape, we expect full year fiscal 2017 sales to decline modestly as a result of the overall challenging and inconsistent demand we have experienced in mining, infrastructure, oil & gas, commercial and off-highway vehicles and agriculture markets. Tepid global industrial demand, reduced capital spending in oil & gas markets (exploration, drilling and commissioning activities) and inventory destocking by OEMs in vehicle and agriculture markets have been and will continue to be headwinds throughout fiscal 2017, with sequential easing of these challenges as the year progresses.
As a result of these and other factors, we are continuing the cost reduction programs initiated at the beginning of fiscal 2016. During fiscal 2016, we incurred $15 million of restructuring costs related to facility consolidation, headcount reductions and operational improvement. Financial results for the six months ended February 28, 2017 included $5 million of additional restructuring costs. The Company anticipates restructuring initiatives and related pre-tax charges continuing for the balance of fiscal 2017, including approximately $2 million to $3 million of additional restructuring charges. The Company does not anticipate significant restructuring charges to continue into fiscal 2018, though plant consolidations and production movements between plants will remain a focus for the Company.
Pre-tax cost savings realized from executing these restructuring initiatives totaled approximately $10 million in fiscal 2016 and the first six months of 2017 combined. Realized cost savings were comprised of $3 million within the Industrial segment, $4 million within the Energy segment and $3 million within the Engineered Solutions segment. The Company anticipates realizing an incremental $5 million to $10 million in pre-tax cost savings for the balance of fiscal 2017 and in fiscal 2018 for all restructuring initiatives implemented in fiscals 2016 and 2017. Twenty-five percent of the anticipated future cost savings are expected to benefit the Industrial segment, another 25% are expected to benefit the Energy segment and the remaining 50% are expected to benefit the Engineered Solutions segment. These gross cost savings are routinely offset by variations between years including sales and production volume variances, annual bonus expense differential and corresponding re-investment of savings into other initiatives.
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

Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended				Six Months Ended
	February 28, 2017		February 29, 2016		February 28, 2017		February 29, 2016
Net sales	$259	100%	$263	100%	$525	100%	$568	100%
Cost of products sold	172	66%	172	65%	344	66%	369	65%
Gross profit	87	34%	91	35%	181	34%	199	35%
Selling, administrative and engineering expenses	67	26%	67	25%	136	26%	140	25%
Amortization of intangible assets	5	2%	6	2%	10	2%	12	2%
Director & officer transition charges	—	—%	—	—%	8	2%	—	—%
Restructuring charges	2	1%	4	2%	5	1%	8	1%
Impairment charges	—	—%	187	71%	—	—%	187	33%
Operating profit (loss)	13	5%	(173)	(66)%	22	4%	(148)	(26)%
Financing costs, net	7	3%	7	3%	15	3%	14	2%
Other expense, net	1	—%	—	—%	—	—%	—	—%
Earnings (loss) before income taxes	5	2%	(179)	(68)%	7	1%	(162)	(29)%
Income tax (benefit) expense	—	—%	(20)	(7)%	(3)	(1)%	(18)	(4)%
Net earnings (loss)	$5	2%	$(159)	(60)%	$11	2%	$(144)	(25)%

Diluted earnings (loss) per share	$0.08		$(2.70)		$0.17		$(2.43)
Consolidated sales for the second quarter of fiscal 2017 were $259 million, a decrease of $4 million from the prior year while year-to-date sales were $525 million, a decrease of $43 million from the prior year. For both the three and six months ended February 28, 2017, foreign currency exchange rates reduced sales by 1% and net acquisition/divestitures generated a 2% sales benefit. As a result, year-to-date core sales (sales excluding the impact of acquisitions, divestitures and changes in foreign currency exchange rates) were down 9% compared to the prior year but down only 3% in the second quarter. The consolidated core sales decline was the result of challenging comparisons in the Energy segment due to a large non-recurring Middle East maintenance job totaling approximately $20 million in fiscal 2016. The Industrial and Engineered Solutions segments experienced core sales growth in the quarter for the first time in approximately two years, as we are starting to see modest improvement in certain markets. Lower production levels and absorption of manufacturing costs and unfavorable sales mix resulted in reduced gross profit margins year over year. The increase in selling, administrative and engineering expenses as a percentage of sales is the result of the Company continuing to invest in the front-end of our businesses and new products. Results for the six months ended February 28, 2017 included $8 million of director and officer transition charges (as described in Note 2, "Director & Officer Transition Charges"), while results for the three and six months ended February 29, 2016 included impairment charges related to the write-down of acquired goodwill, intangible assets and long-lived assets of certain of our businesses.
Segment Results
Industrial Segment
The Industrial segment is a global supplier of branded hydraulic and mechanical tools to a broad array of end markets, including general maintenance and repair, industrial, oil & gas, mining, infrastructure and production automation. Its primary products include high-force hydraulic tools, production automation solutions and concrete stressing components and systems (collectively "Industrial Tools") and highly engineered heavy lifting solutions ("Heavy Lifting Technology"). During 2017, to better align the product line with the solutions offered, the the Company rebranded its Integrated Solutions product line to Heavy Lifting Technology. The following table sets forth the results of operations for the Industrial segment (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales	$92	$81	$179	$170
Operating profit	18	17	37	37
Operating profit %	20.1%	20.6%	20.8%	21.9%
Industrial segment second quarter sales were $92 million, or 13% higher than the prior year, while first half sales were $179 million, an increase of 5% from the prior year. Second quarter core sales were up 11% and exclude a 2% benefit from the recent Larzep acquisition ($2 million of sales) and currency remaining neutral. The strong second quarter contributed to first half core sales of 3%, excluding a 2% benefit from the Larzep acquisition ($3 million of sales). Overall, second quarter demand improvement was broad based, with growth across all geographies and product lines. During the second quarter, core sales for the Industrial Tools product line increased $5 million (7%) compared to the prior year with the strongest growth in the construction-related concrete tensioning, while the Heavy Lifting Technology product line experienced 44% core sales growth. Operating profit margins remained relatively stable (within expectations) at 20.1% in the second quarter of fiscal 2017 compared to 20.6% in the prior year period as incremental volume was offset by unfavorable sales mix and modest investments in commercial effectiveness. Restructuring charges totaled $1 million for both six month periods presented.
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

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales	$73	$86	$158	$200
Operating profit (loss) (1)	(1)	(137)	3	(127)
Operating profit %	(0.8)%	(158.6)%	1.7%	(63.3)%
(1) Operating profit (loss) includes an impairment charge of $141 million for the three and six months ended February 29, 2016.
Energy segment sales decreased 21% in the first half of the year and declined 15% for the second quarter. Changes in foreign currency exchange rates unfavorably impacted sales comparisons by $2 million and $5 million for the three and six month periods. Sales from the Pipeline and Process Services (PPS) acquisition benefited sales by $7 million and $15 million for the three and six months ended February 28, 2017, respectively. As a result, Energy segment core sales declined 27% in the first half of the year and 21% for the second quarter. Core sales from our Energy Maintenance & Integrity product line decreased $12 million (22%) in the second quarter due to non-recurrence of a prior year project ($5 million) and tight customer spending controls on maintenance activities which resulted in deferrals and scope reductions. Core sales in our Other Energy Solutions product line, consisting of umbilical & rope solutions and offshore mooring, declined $6 million (21%) in the second quarter due to the continued impact of reduced customer spending on exploration, drilling and commissioning activities and competitive pricing pressures. Operating losses in fiscal 2016 were largely the result of impairment charges of $141 million in the three and six months ended February 29, 2016. Excluding the impairment charges, Energy segment results for the quarter were an operating loss of $1 million and operating profit of $4 million for fiscal 2017 and 2016, respectively. Year-to-date operating profit was $3 million and $14 million for fiscal 2017 and 2016, respectively, excluding the impairment charges. The operating loss for the second quarter was adversely impacted by unfavorable product mix (which reduced margin by approximately 500 basis points) and lower sales volumes. Restructuring costs to consolidate facilities and reduce headcount were $1 million and $3 million for the six months ended February 28, 2017 and February 29, 2016, respectively.

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

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales	$94	$96	$188	$198
Operating profit (loss) (1)	2	(45)	3	(42)
Operating profit %	1.9%	(47.1)%	1.4%	(21.0)%
(1) Operating profit (loss) includes an impairment charge of $46 million for the three and six months ended February 29, 2016.

Fiscal 2017 second quarter Engineered Solutions segment net sales decreased $2 million (2%) year over year to $94 million while first half sales decreased $10 million (5%) year-over-year to $188 million. Excluding $3 million and $5 million of prior year revenue from the divested Sanlo product line for the three and six months ended February 29, 2016, respectively, core sales increased 2% for the quarter, but were down 2% the first half of the fiscal year. The second quarter core sales growth represents the first quarter of growth in the past nine quarters and reflects robust production rates by China's heavy-duty truck OEMs. While tepid end market demand continued across most of the segment's other markets such as agriculture and off-highway equipment, our results benefited from easier comparisons, moderating destocking activity by OEM customers and savings resulting from ongoing restructuring activities. The operating loss in fiscal 2016 included a $46 million impairment charge related to the maximatecc business. Operating profit (excluding the 2016 impairment charge) was $3 million and $4 million for the six months ended February 28, 2017 and February 29, 2016, respectively; the result of restructuring charges increasing from $3 million to $4 million year-over-year.
Corporate
Corporate expenses decreased $1 million in the second quarter and increased $5 million year-to-date compared to the prior year. On a year-to-date basis, corporate expenses increased due to the director & officer transition charges of $8 million recognized in the first quarter of fiscal 2017 (comprised of compensation expense for accelerated equity vesting, severance, outplacement, legal, signing bonus and relocation costs), partially offset by lower year-over-year professional fees tied to acquisition related costs and executive search expenses incurred in the prior year.
Financing Costs, net
Net financing costs were $7 million and $14 million for each of the comparative three and six months ended February 28, 2017 and February 29, 2016, respectively.
Income Taxes Expense
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Both the current and prior year include the benefits of tax planning initiatives. Comparative earnings (loss) before income taxes, income tax expense (benefit) and effective income tax rates are as follows (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Earnings (loss) before income taxes	$5	$(179)	$7	$(162)
Income tax expense (benefit)	—	(20)	(3)	(18)
Effective income tax rate	3.8%	11.2%	(38.6)%	11.0%
Adjusted effective income tax rate	3.8%	(35.6)%	(38.6)%	(1.6)%
Both the current and prior year effective income tax rates were impacted by the proportion of earnings in foreign jurisdictions with income tax rates lower than the U.S. federal income tax rate and the amount of income tax benefits from tax planning initiatives. The Company's earnings (loss) before income taxes, excluding impairment charges, were made up of 85% of earnings from foreign jurisdictions in both fiscal 2017 and 2016. This foreign income tax rate differential had the effect of reducing the effective income tax rate from the 35% U.S. statutory tax rate by 21.2% and by 19.6%, in fiscal 2017 and 2016, respectively, excluding the second quarter fiscal 2016 impairment charge. In addition, the recognition of income tax planning benefits resulting from certain losses from prior years for which no benefit was previously recognized resulted in a 19.4% reduction from the 35% U.S. statutory tax rate for fiscal 2017. Income tax planning benefits related to certain foreign currency gains and losses recognized for tax purposes resulted in a 10.1% reduction from the 35% U.S. statutory tax rate for fiscal 2016, excluding the impairment charge. The tax benefits related to these tax planning initiatives are not expected to repeat in future periods due to certain tax attributes that are no longer available and subsequent changes in relevant tax laws.
Cash Flows and Liquidity
At February 28, 2017, cash and cash equivalents included $165 million of cash held by our foreign subsidiaries and $7 million held domestically. We periodically utilize income tax safe harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent to reduce outstanding debt balances. At February 28, 2017, we did not have any temporary intercompany advances, compared to the $54 million we had outstanding at August 31, 2016. The following table summarizes our cash flows from operating, investing and financing activities (in millions):

	Six Months Ended
	February 28, 2017	February 29, 2016
Net cash provided by operating activities	$14	$29
Net cash used in investing activities	(14)	(21)
Net cash used in financing activities	(4)	(11)
Effect of exchange rates on cash	(3)	(11)
Net decrease in cash and cash equivalents	$(8)	$(14)
Cash flows from operating activities were $14 million for the six months ended February 28, 2017, a decrease of $15 million from the prior year due primarily to lower net earnings and an increase of accounts receivable in the current year. Operating cash flows and existing cash balances funded the $8 million principal repayments on the term loan, $15 million of capital expenditures and the $2 million annual cash dividend.
Our Senior Credit Facility, which matures on May 8, 2020, includes a $600 million revolver, an amortizing term loan and a $450 million expansion option. Quarterly term loan principal payments of $4 million commenced on June 30, 2016, and increase to $8 million per quarter beginning on June 30, 2017, with the remaining principal due at maturity. At February 28, 2017, the unused credit line under the revolver was $596 million, $97 million of which was available for borrowing. We believe the $172 million of cash on hand, revolver availability and future operating cash flow will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future.
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	February 28, 2017	PWC%	August 31, 2016	PWC%
Accounts receivable, net	$202	20%	$187	17%
Inventory, net	128	12%	131	12%
Accounts payable	(125)	(12)%	(115)	(10)%
Net primary working capital	$205	20%	$203	18%
Commitments and Contingencies
We have operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material and we believe that such costs will not have a material adverse effect on our financial position, results of operations or cash flows.
We remain contingently liable for lease payments of businesses that we previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $14 million at February 28, 2017.

We had letters of credit outstanding of approximately $17 million and $18 million at February 28, 2017 and August 31, 2016, respectively, the majority of which relate to commercial contracts and self-insured workers compensation programs.
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
Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow because the interest rate on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility. A ten percent increase in the average cost of our variable rate debt would result in a corresponding $0.3 million and $0.5 million increase in financing costs for the three and six months ended February 28, 2017.

Foreign Currency Risk: We maintain operations in the U.S. and various foreign countries. Our more significant non-U.S. operations are located in Australia, the Netherlands, the United Kingdom, Mexico, United Arab Emirates and China, and have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions (primarily foreign currency forward contracts) that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 10, “Derivatives” for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $12 million and operating profit would have been lower by $1 million, respectively, for the three months ended February 28, 2017. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $62 million reduction to equity (accumulated other comprehensive loss) as of February 28, 2017, as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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

Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $618 million. As of February 28, 2017, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three or six months ended February 28, 2017.

Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 32, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: April 7, 2017	By:	/S/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2017
INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.1	Actuant Corporation 2017 Omnibus Incentive Plan	Exhibit A to the Definitive Proxy statement dated December 5, 2016 relating to the Company's annual meeting of Shareholders held on January 17, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended February 28, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X