Form 10-Q
period 2017-05-31
ACTUANT CORP
filed 2017-07-07
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017
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
  ————————————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of June 30, 2017 was 59,696,085.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS
This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Such forward-looking statements include statements regarding expected financial results and other planned events, including, but not limited to, anticipated liquidity, anticipated restructuring costs and related savings and capital expenditures. Words such as “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “project” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.
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

•	regulatory and legal developments including changes to United States taxation rules, conflict mineral supply chain compliance, environmental laws and governmental climate change initiatives;

•	the potential for a non-cash asset impairment charge, if operating performance or the outlook for one or more of our businesses were to fall significantly below current levels;

•	our ability to execute our share repurchase program, which depends in part, on our free cash flow, liquidity and changes in the trading price of our common stock;

•	our ability to execute restructuring actions and the realization of anticipated cost savings from those restructuring actions and cost reductions efforts;

•	a significant failure in information technology (IT) infrastructure and systems, unauthorized access to financial and other sensitive data or cybersecurity threats;

•	due to the assembly nature of our operations we purchase a significant amount of components from suppliers and our reliance on suppliers involves certain risks;

•	litigation, including product liability and warranty claims;

•	inadequate intellectual property protection or if our products are deemed to infringe on the intellectual property of others;

•	our level of indebtedness, ability to comply with the financial and other covenants in our debt agreements and fluctuations in interest rates; and

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net sales	$295,427	$305,341	$820,089	$873,641
Cost of products sold	192,623	197,815	536,892	566,524
Gross profit	102,804	107,526	283,197	307,117
Selling, administrative and engineering expenses	70,051	70,120	205,609	210,202
Amortization of intangible assets	5,037	5,567	15,368	17,347
Director & officer transition charges	—	—	7,784	—
Restructuring charges	384	3,496	5,433	11,458
Impairment charges	—	—	—	186,511
Operating profit (loss)	27,332	28,343	49,003	(118,401)
Financing costs, net	7,553	7,253	22,019	21,236
Other expense, net	1,297	751	1,260	1,605
Earnings (loss) before income tax benefit	18,482	20,339	25,724	(141,242)
Income tax benefit	(4,029)	(827)	(6,827)	(18,666)
Net earnings (loss)	$22,511	$21,166	$32,551	$(122,576)

Earnings (loss) per share:
Basic	$0.38	$0.36	$0.55	$(2.08)
Diluted	$0.37	$0.36	$0.54	$(2.08)

Weighted average common shares outstanding:
Basic	59,675	58,923	59,339	59,034
Diluted	60,402	59,589	60,055	59,034

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net earnings (loss)	$22,511	$21,166	$32,551	$(122,576)
Other comprehensive income (loss)
Foreign currency translation adjustments	20,385	15,314	(3,363)	(20,182)
Pension and other postretirement benefit plans, net of tax	(61)	(13)	676	23
Cash flow hedges, net of tax	—	21	—	396
Total other comprehensive income (loss), net of tax	20,324	15,322	(2,687)	(19,763)
Comprehensive income (loss)	$42,835	$36,488	$29,864	$(142,339)
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	May 31, 2017	August 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$198,954	$179,604
Accounts receivable, net	207,764	186,829
Inventories, net	130,255	130,756
Other current assets	68,478	45,463
Total current assets	605,451	542,652
Property, plant and equipment
Land, buildings and improvements	42,676	41,504
Machinery and equipment	282,264	268,362
Gross property, plant and equipment	324,940	309,866
Less: Accumulated depreciation	(207,563)	(195,851)
Property, plant and equipment, net	117,377	114,015
Goodwill	519,793	519,276
Other intangibles, net	223,286	239,475
Other long-term assets	22,132	23,242
Total assets	$1,488,039	$1,438,660
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$127,636	$115,051
Accrued compensation and benefits	50,361	46,901
Current maturities of debt and short-term borrowings	30,000	18,750
Income taxes payable	8,785	9,254
Other current liabilities	51,924	51,956
Total current liabilities	268,706	241,912
Long-term debt, net	539,252	561,681
Deferred income taxes	32,315	31,356
Pension and postretirement benefit liabilities	24,462	25,667
Other long-term liabilities	51,744	57,094
Total liabilities	916,479	917,710
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 80,131,931 and 79,393,393 shares, respectively	16,026	15,879
Additional paid-in capital	135,579	114,980
Treasury stock, at cost, 20,439,434 shares	(617,731)	(617,731)
Retained earnings	1,292,196	1,259,645
Accumulated other comprehensive loss	(254,510)	(251,823)
Stock held in trust	(2,134)	(2,646)
Deferred compensation liability	2,134	2,646
Total shareholders’ equity	571,560	520,950
Total liabilities and shareholders’ equity	$1,488,039	$1,438,660

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended May 31,
	2017	2016
Operating Activities
Net earnings (loss)	$32,551	$(122,576)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	32,262	36,219
Stock-based compensation expense	14,852	7,568
Provision (benefit) for deferred income taxes	1,364	(2,225)
Impairment charges, net of deferred tax benefits	—	169,056
Amortization of debt issuance costs	1,244	1,239
Other non-cash adjustments	1,023	(460)
Changes in components of working capital and other:
Accounts receivable	(22,618)	7,755
Inventories	(319)	5,436
Trade accounts payable	13,457	(3,498)
Prepaid expenses and other assets	(7,112)	(7,982)
Income taxes payable/receivable	(19,922)	(26,108)
Accrued compensation and benefits	3,769	3,730
Other accrued liabilities	862	6,837
Cash provided by operating activities	51,413	74,991
Investing Activities
Capital expenditures	(22,919)	(15,623)
Proceeds from sale of property, plant and equipment	244	8,635
Business acquisitions, net of cash acquired	—	(80,674)
Cash used in investing activities	(22,675)	(87,662)
Financing Activities
Net repayments on revolving credit facilities and other debt	—	(210)
Principal repayments on term loan	(11,250)	—
Redemption of 5.62% Senior Notes	(500)	—
Purchase of treasury shares	—	(14,125)
Taxes paid related to the net share settlement of equity awards	(999)	(1,344)
Stock option exercises, related tax benefits and other	7,963	5,729
Payment of deferred acquisition consideration	(742)	—
Cash dividend	(2,358)	(2,376)
Cash used in financing activities	(7,886)	(12,326)
Effect of exchange rate changes on cash	(1,502)	(6,760)
Net increase (decrease) in cash and cash equivalents	19,350	(31,757)
Cash and cash equivalents – beginning of period	179,604	168,846
Cash and cash equivalents – end of period	$198,954	$137,089
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2017.
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
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends the existing guidance to prohibit immediate recognition of the current and deferred income tax impacts of intra-entity asset transfers. The ASU eliminates this prohibition for all intra-entity asset transfers, except inventory.  This guidance was adopted, on a modified retrospective basis, at September 1, 2016. The adoption did not have a material impact on the cumulative retained earnings or on the condensed consolidated financial statements of the Company.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance will be adopted in the fourth quarter of fiscal 2017 in connection with our annual impairment testing.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be stated separately from service cost and outside of operating income. This guidance is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 for the Company) and interim periods within those annual periods. The amendment is to be applied retrospectively. Due to a majority of the Company's retirement benefit plans being frozen and the net periodic pension cost not being significant, the Company does not believe that adoption of this guidance will have a significant impact on the financial statements of the Company.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which will simplify several aspects of accounting for share-based payment transactions. The guidance will require, among other items, that all excess tax deficiencies or benefits be recorded as income tax expense or benefit in the statement of earnings and not in additional paid-in capital (shareholder's equity). This guidance is effective for fiscal years beginning after December 15, 2016 (fiscal 2018 for the Company) and interim periods within those annual periods. The impact of the adoption of this guidance will have the following effects:

•	add additional income tax expense (benefit) in the statement of operations which will create volatility in the Company's effective tax rate;

•	the Company will no longer reclassify the excess tax benefit from operating activities to financing activities in the consolidated statement of cash flows;

•	impact our computation of diluted earnings per share as the Company will exclude the excess tax benefit from the assumed proceeds available to repurchase shares.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09 and subsequent updates included in ASU 2016-10 and ASU 2016-12, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years beginning on or after December 15, 2017 (fiscal 2019 for the Company). The Company has begun assessing its various revenue streams to identify performance obligations under these ASUs and the key aspects of the standard that will impact the Company's revenue recognition process. Based upon our preliminary assessments, these standards may impact our allocation of contract revenue between various products and services and the timing of when those revenues are recognized, but do not expect a material or significant impact to amounts recognized. Given the diversity of its commercial arrangements, the Company is continuing to assess the impact these standards may have on its consolidated results of operation, financial position, cash flows and financial statement disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset. This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), including interim periods within those fiscal years. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently gathering, documenting and analyzing lease agreements related this ASU and anticipates material additions to the balance sheet upon adoption of right-of-use assets, offset by the associated liabilities, due to our routine use of operating leases over time.
In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 for the Company), including interim periods within those fiscal years. This update will require adoption on a retrospective basis unless it is impracticable to apply. The Company does not believe that this guidance will have a significant impact on its presentation of the statement of cash flows.
Note 2. Director & Officer Transition Charges
During the nine months ended May 31, 2017, the Company recorded separation and transition charges of $7.8 million in connection with the retirement of one director of the Company's Board of Directors and the transition of the Executive Vice President/Chief Financial Officer. The charges were mainly comprised of compensation expense for accelerated equity vesting, severance, outplacement, legal, signing bonus and relocation costs.
Note 3. Restructuring Charges
The Company has committed to various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low cost alternatives and the centralization and standardization of certain administrative functions. Total restructuring charges for these activities were $0.4 million and $3.5 million in the third quarter of fiscal 2017 and 2016, respectively. Year-to-date restructuring charges totaled $5.4 million and $11.5 million for fiscal 2017 and 2016, respectively, and impacted all segments. Liabilities for severance will generally be paid during the next twelve months, while future lease payments related to facilities vacated as a result of restructuring will be paid over the underlying remaining lease terms.

The following rollforwards summarize restructuring reserve activity by segment (in thousands):

	Nine Months Ended May 31, 2017
	Industrial	Energy	Engineered Solutions	Corporate	Total
Balance as of August 31, 2016	$1,343	$3,021	$1,863	$46	$6,273
Restructuring charges	1,686	39	3,627	81	5,433
Cash payments	(2,060)	(1,123)	(3,128)	(83)	(6,394)
Other non-cash uses of reserve	(437)	(7)	(13)	(44)	(501)
Impact of changes in foreign currency rates	(19)	(2)	(10)	—	(31)
Balance as of May 31, 2017	$513	$1,928	$2,339	$—	$4,780

	Nine Months Ended May 31, 2016
	Industrial	Energy	Engineered Solutions	Corporate	Total
Balance as of August 31, 2015	$—	$—	$—	$—	$—
Restructuring charges	1,792	4,877	4,528	261	11,458
Cash payments	(1,000)	(1,122)	(2,182)	(200)	(4,504)
Other non-cash uses of reserve	—	(170)	(304)	(1)	(475)
Impact of changes in foreign currency rates	17	(14)	18	—	21
Balance as of May 31, 2016	$809	$3,571	$2,060	$60	$6,500
Note 4. Acquisitions
During fiscal 2016, the Company completed two acquisitions which resulted in the recognition of goodwill in the condensed consolidated financial statements because their purchase price reflected the future earnings and cash flow potential of the acquired companies, as well as the complementary strategic fit and resulting synergies the acquisitions were expected to bring to existing operations. The Company makes an initial allocation of the purchase price at the date of acquisition, based upon its understanding of the fair value of the acquired assets and assumed liabilities. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition) through asset appraisals and other sources, the Company will refine its estimates of fair value and adjust the initial purchase price allocation.
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
The Company also acquired the assets of the Middle East, Caspian and the North African business of FourQuest Energy Inc. ("Pipeline and Process Services") for $65.5 million on March 30, 2016. This Hydratight tuck-in acquisition was funded with existing cash and expanded the geographic presence and service offerings of the Energy segment, including pipeline pre-commissioning, engineering, chemical cleaning and leak testing. The purchase price allocation resulted in $37.4 million of goodwill (which is not deductible for tax purposes) and $8.7 million of intangible assets, including $8.0 million of customer relationships and $0.7 million of non-compete agreements. During fiscal 2017, goodwill related to this acquisition increased by $1.1 million as a result of adjustments to reflect the fair value of acquired accounts receivables.
The two acquisitions generated combined sales of $7.3 million and $25.0 million for the three and nine months ended May 31, 2017, respectively. The Company incurred acquisition transaction costs of $1.3 million and $2.1 million for the three and nine months ended May 31, 2016, respectively.
The following unaudited pro forma operating results of the Company give effect to these acquisitions as though the transactions and related financing activities occurred on September 1, 2015 (in thousands, expect per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net sales
As reported	$295,427	$305,341	$820,089	$873,641
Pro forma	295,427	308,526	820,089	899,535

Net earnings (loss)
As reported	$22,511	$21,166	$32,551	$(122,576)
Pro forma	22,511	21,800	32,551	(118,590)

Basic earnings (loss) per share
As reported	$0.38	$0.36	$0.55	$(2.08)
Pro forma	0.38	0.37	0.55	(2.01)

Diluted earnings (loss) per share
As reported	$0.37	$0.36	$0.54	$(2.08)
Pro forma	0.37	0.37	0.54	(2.01)
Note 5. Divestiture Activities
On August 25, 2016, the Company completed the divestiture of its Sanlo business (Engineered Solutions segment) for $9.7 million in cash, net of transaction costs. This divestiture resulted in a $5.1 million pre-tax loss, but a $1.6 million gain net of tax, in the fourth quarter of fiscal 2016. The results of the Sanlo business (which had net sales of $2.7 million and $8.2 million for the three and nine months ended May 31, 2016, respectively) are not material to the consolidated financial results and are included in the results from continuing operations in fiscal 2016.
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
The changes in the carrying value of goodwill for the nine months ended May 31, 2017 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2016	$101,739	$187,321	$230,216	$519,276
Purchase accounting adjustments	(59)	1,144	—	1,085
Impact of changes in foreign currency rates	219	(1,241)	454	(568)
Balance as of May 31, 2017	$101,899	$187,224	$230,670	$519,793
The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		May 31, 2017			August 31, 2016
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$291,307	$178,168	$113,139	$292,671	$166,252	$126,419
Patents	11	30,204	23,558	6,646	30,296	22,233	8,063
Trademarks and tradenames	18	21,236	8,891	12,345	21,283	7,936	13,347
Other intangibles	3	6,595	6,090	505	6,627	5,890	737
Indefinite lived intangible assets:
Tradenames	N/A	90,651	—	90,651	90,909	—	90,909
		$439,993	$216,707	$223,286	$441,786	$202,311	$239,475
The Company estimates that amortization expense will be $5.1 million for the remaining three months of fiscal 2017. Amortization expense for future years is estimated to be: $20.2 million in fiscal 2018, $19.6 million in 2019, $18.9 million in fiscal

2020, $18.0 million in fiscal 2021, $16.0 million in fiscal 2022 and $34.8 million thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates.
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
Additionally, weakness in off-highway vehicle and agricultural markets coupled with challenging overall industrial fundamentals, reductions in OEM customer build rates and production schedules and delays in the start of production by certain European OEMs for new or updated design models resulted in reduced sales and profitability of the maximatecc business. As a result of lower projected sales and profits, during the second quarter of fiscal 2016, the Company recognized a $45.7 million impairment charge related to the maximatecc business.
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
Note 7. Product Warranty Costs
The Company generally offers its customers a warranty on products sold, although warranty periods vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the product warranty reserve (in thousands):

	Nine Months Ended May 31,
	2017	2016
Beginning balance	$5,592	$3,718
Provision for warranties	2,569	3,225
Warranty reserve for acquired businesses	—	3
Warranty payments and costs incurred	(3,993)	(3,155)
Impact of changes in foreign currency rates	(13)	(35)
Ending balance	$4,155	$3,756
Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	May 31, 2017	August 31, 2016
Senior Credit Facility
Revolver ($600 million)	$—	$—
Term Loan	285,000	296,250
Total Senior Credit Facility	285,000	296,250
5.625% Senior Notes	287,559	288,059
Total Senior Indebtedness	572,559	584,309
Less: Current maturities of long-term debt	(30,000)	(18,750)
Debt issuance costs	(3,307)	(3,878)
Total long-term debt, net	$539,252	$561,681

The Company’s Senior Credit Facility matures on May 8, 2020 and provides a $600 million revolver, an amortizing term loan and a $450 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. As of May 31, 2017, the borrowing spread on LIBOR based borrowings was 2.00% (aggregating to a 2.75% variable rate borrowing cost). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum. As of May 31, 2017, the unused credit line under the revolver was $595.7 million, of which $104.8 million was available for borrowing. The amount immediately available for borrowing represents the maximum additional borrowings that could be utilized by the Company (based upon current earnings and net debt) without violating compliance with the associated financial covenants described below. Quarterly term loan principal payments of $3.8 million began on June 30, 2016, increase to $7.5 million starting on June 30, 2017 and extend through March 31, 2020, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. The Company was in compliance with all financial covenants at May 31, 2017.
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which $287.6 million and $288.1 million remains outstanding at May 31, 2017 and August 31, 2016, respectively. The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (ranging from 100.0% to 102.8%), plus accrued and unpaid interest. The Company repurchased $0.5 million of Senior Notes at a redemption price of 103% in the third quarter of fiscal 2017.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both May 31, 2017 and August 31, 2016 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency derivatives are recorded at fair value. The fair value of the Company's foreign currency forward contracts was a net liability of $0.3 million and $0.7 million at May 31, 2017 and August 31, 2016, respectively. The fair value of the foreign currency forward contracts was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy. The fair value of the Company’s outstanding Senior Notes was $297.3 million and $299.6 million at May 31, 2017 and August 31, 2016, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.
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

The U.S. dollar equivalent notional value of short duration foreign currency forward contracts (fair value hedges or non-designated hedges) was $43.3 million and $143.4 million, at May 31, 2017 and August 31, 2016, respectively. Net foreign currency gains (losses) related to these derivative instruments are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Foreign currency loss	$(484)	$(394)	$(2,450)	$(1,028)
These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in other expense, net in the condensed consolidated statements of operations).
Note 11. Capital Stock and Share Repurchases
The Company's Board of Directors authorized the repurchase of shares of the Company's common stock under publicy announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $617.7 million. As of May 31, 2017, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three and nine months ended May 31, 2017, respectively.
The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Numerator:
Net earnings (loss)	$22,511	$21,166	$32,551	$(122,576)
Denominator:
Weighted average common shares outstanding - basic	59,675	58,923	59,339	59,034
Net effect of dilutive securities - stock based compensation plans	727	666	716	—
Weighted average common shares outstanding - diluted	60,402	59,589	$60,055	$59,034

Basic earnings (loss) per share	$0.38	$0.36	$0.55	$(2.08)
Diluted earnings (loss) per share	0.37	0.36	0.54	(2.08)

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	1,969	1,930	1,981	4,973
Note 12. Income Taxes
The Company's income tax expense or benefit is impacted by a number of factors, including the amount of taxable earnings generated in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards. The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Both fiscal 2017 and 2016 include the benefits of tax planning initiatives. Comparative earnings (loss) before income taxes, income tax benefit and effective income tax rates are as follows (amounts in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Earnings (loss) before income taxes	$18,482	$20,339	$25,724	$(141,242)
Income tax benefit	(4,029)	(827)	(6,827)	(18,666)
Effective income tax rate	(21.8)%	(4.1)%	(26.5)%	13.2%
Adjusted effective income tax rate (1)	(21.8)%	(4.1)%	(26.5)%	(2.8)%
(1) Adjusted effective income tax rate excludes the impairment charge of $186.5 million ($169.1 million after tax) in the nine months ended May 31, 2016.
Both the current and prior year effective income tax rates were impacted by the proportion of earnings in foreign jurisdictions with income tax rates lower than the U.S. federal income tax rate, the amount of income tax benefits from tax planning initiatives, and certain discrete income tax benefits. The Company's earnings (loss) before income taxes, excluding impairment charges, includes approximately 80% of earnings from foreign jurisdictions for both the estimated full-year fiscal 2017 and actual fiscal 2016. This foreign income tax rate differential had the effect of reducing the effective income tax rate from the 35% U.S. statutory tax rate by 11.2% and 15.8%, for the three months ended May 31, 2017 and 2016, respectively. In addition, the income tax benefit for the three months ended May 31, 2017 was the result of the recognition of income tax planning benefits resulting from certain losses from prior years for which no benefit was previously recognized which resulted in a 26.9% reduction from the 35% U.S. statutory rate and an overall net $3.3 million reduction in tax reserves primarily associated with the lapsing of income tax statutes of limitations. Similarly, the income tax benefit for the three months ended May 31, 2016 was the net result of prior year tax planning related to certain currency gains and losses recognized for tax purposes which resulted in a 9.5% reduction from the 35% U.S. statutory tax rate and a $2.3 million benefit from a discrete income tax adjustment (favorable provision to income tax return adjustments), partially offset by the provision for taxes due on earnings. These factors, combined with year-to-date activity, yielded an income tax benefit of 26.5% and 2.8% for the nine months ended May 31, 2017 and 2016, respectively, excluding the second quarter fiscal 2016 impairment charge. The tax benefits related to tax planning initiatives are not expected to repeat in future periods due to certain tax attributes that are no longer available and subsequent changes in relevant tax laws.

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
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net Sales by Reportable Product Line & Segment:
Industrial Segment:
Industrial Tools	$87,404	$81,770	$245,122	$233,599
Heavy Lifting Technology	13,099	13,980	34,319	32,210
	100,503	95,750	279,441	265,809
Energy Segment:
Energy Maintenance & Integrity	59,905	73,377	176,316	210,762
Other Energy Solutions	23,575	27,923	64,694	90,526
	83,480	101,300	241,010	301,288
Engineered Solutions Segment:
On-Highway	57,710	58,440	159,952	161,949
Agriculture, Off-Highway and Other	53,734	49,851	139,686	144,595
	111,444	108,291	299,638	306,544
	$295,427	$305,341	$820,089	$873,641
Operating Profit (Loss):
Industrial	$23,705	$21,712	$60,860	$58,994
Energy (1)	905	10,870	3,537	(115,803)
Engineered Solutions (2)	8,105	3,651	10,676	(37,943)
General Corporate	(5,383)	(7,890)	(26,070)	(23,649)
	$27,332	$28,343	$49,003	$(118,401)
(1) Energy segment operating profit (loss) includes an impairment charge of $140.9 million for the nine months ended May 31, 2016.
(2) Engineered Solutions segment operating profit (loss) includes an impairment charge of $45.7 million for the nine months ended May 31, 2016.

	May 31, 2017	August 31, 2016
Assets by Segment:
Industrial	$308,148	$308,222
Energy	501,528	479,169
Engineered Solutions	511,391	493,840
General Corporate	166,972	157,429
	$1,488,039	$1,438,660
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

Note 14. Contingencies and Litigation
The Company had outstanding letters of credit of $16.1 million and $17.8 million at May 31, 2017 and August 31, 2016, respectively, the majority of which relate to commercial contracts and self-insured workers compensation programs.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $13.8 million at May 31, 2017 (including $11.1 million related to the former Electrical segment).
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 15. Guarantor Subsidiaries
As discussed in Note 8, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $287.6 million remains outstanding as of May 31, 2017. All of our material, domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The following tables present the results of operations, financial position and cash flows of Actuant Corporation and its subsidiaries, the Guarantor and non-Guarantor entities, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.
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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended May 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$39,753	$98,391	$157,283	$—	$295,427
Cost of products sold	9,944	71,565	111,114	—	192,623
Gross profit	29,809	26,826	46,169	—	102,804
Selling, administrative and engineering expenses	18,113	18,060	33,878	—	70,051
Amortization of intangible assets	318	2,865	1,854	—	5,037
Restructuring charges	99	153	132	—	384
Operating profit	11,279	5,748	10,305	—	27,332
Financing costs, net	7,558	—	(5)	—	7,553
Intercompany (income) expense, net	(3,941)	3,958	(17)	—	—
Intercompany dividends	5,353	—	(5,353)	—	—
Other (income) expense, net	(159)	98	1,358	—	1,297
Earnings before income taxes	2,468	1,692	14,322	—	18,482
Income tax benefit	(3,521)	(168)	(340)	—	(4,029)
Net earnings before equity in earnings of subsidiaries	5,989	1,860	14,662	—	22,511
Equity in earnings of subsidiaries	16,523	15,475	1,754	(33,752)	—
Net earnings	22,511	17,335	16,416	(33,752)	22,511
Comprehensive income	$42,835	$24,376	$28,358	$(52,734)	$42,835

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended May 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$33,610	$94,095	$177,636	$—	$305,341
Cost of products sold	6,603	67,079	124,133	—	197,815
Gross profit	27,007	27,016	53,503	—	107,526
Selling, administrative and engineering expenses	17,172	17,805	35,143	—	70,120
Amortization of intangible assets	318	3,322	1,927	—	5,567
Restructuring charges	100	443	2,953	—	3,496
Operating profit	9,417	5,446	13,480	—	28,343
Financing costs (income), net	7,601	—	(348)	—	7,253
Intercompany (income) expense, net	(4,990)	(933)	5,923	—	—
Other expense, net	199	13	539	—	751
Earnings before income taxes	6,607	6,366	7,366	—	20,339
Income tax (benefit) expense	(929)	287	(185)	—	(827)
Net earnings before equity in earnings of subsidiaries	7,536	6,079	7,551	—	21,166
Equity in earnings of subsidiaries	13,630	7,715	1,769	(23,114)	—
Net earnings	21,166	13,794	9,320	(23,114)	21,166
Comprehensive income	$36,488	$27,280	$10,936	$(38,216)	$36,488

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Nine Months Ended May 31, 2017
	Parent	Guarantors		Non-Guarantors	Eliminations	Consolidated
Net sales	$106,435	$263,640		$450,014	$—	$820,089
Cost of products sold	27,087	194,802		315,003	—	536,892
Gross profit	79,348	68,838		135,011	—	283,197
Selling, administrative and engineering expenses	54,633	51,245		99,731	—	205,609
Amortization of intangible assets	954	8,859		5,555	—	15,368
Restructuring charges	826	1,317		3,290	—	5,433
Director & officer transition charges	7,784	—		—	—	7,784
Operating profit	15,151	7,417	—	26,435	—	49,003
Financing costs (income), net	22,314	—		(295)	—	22,019
Intercompany (income) expense, net	(16,891)	14,114		2,777	—	—
Intercompany dividends	5,353	(59,401)		(5,353)	59,401	—
Other expense (income), net	1,878	24		(642)	—	1,260
Earnings before income taxes	2,497	52,680		29,948	(59,401)	25,724
Income tax (benefit) expense	(6,084)	(865)		122	—	(6,827)
Net earnings before equity in earnings of subsidiaries	8,581	53,545		29,826	(59,401)	32,551
Equity in earnings of subsidiaries	23,970	29,157		4,616	(57,743)	—
Net earnings	32,551	82,702		34,442	(117,144)	32,551
Comprehensive income	$29,864	$71,992		$41,817	$(113,809)	$29,864

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Nine Months Ended May 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$100,699	$279,135	$493,807	$—	$873,641
Cost of products sold	25,851	201,232	339,441	—	566,524
Gross profit	74,848	77,903	154,366	—	307,117
Selling, administrative and engineering expenses	54,049	53,644	102,509	—	210,202
Amortization of intangible assets	954	9,966	6,427	—	17,347
Restructuring charges	1,057	3,011	7,390	—	11,458
Impairment charges	—	49,012	137,499	—	186,511
Operating profit (loss)	18,788	(37,730)	(99,459)	—	(118,401)
Financing costs (income), net	22,364	—	(1,128)	—	21,236
Intercompany (income) expense, net	(16,284)	(7,830)	24,114	—	—
Intercompany dividends	—	—	(5,338)	5,338	—
Other expense, net	802	44	759	—	1,605
Earnings (loss) before income tax expense	11,906	(29,944)	(117,866)	(5,338)	(141,242)
Income tax (benefit) expense	(1,986)	944	(17,624)	—	(18,666)
Net earnings (loss) before equity in (loss) earnings of subsidiaries	13,892	(30,888)	(100,242)	(5,338)	(122,576)
Equity in (loss) earnings of subsidiaries	(136,468)	(87,354)	3,856	219,966	—
Net loss	(122,576)	(118,242)	(96,386)	214,628	(122,576)
Comprehensive loss	$(142,339)	$(133,602)	$(101,219)	$234,821	$(142,339)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	May 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$26,554	$—	$172,400	$—	$198,954
Accounts receivable, net	16,860	54,887	136,017	—	207,764
Inventories, net	20,114	44,605	65,536	—	130,255
Other current assets	14,276	2,695	51,507	—	68,478
Total current assets	77,804	102,187	425,460	—	605,451
Property, plant and equipment, net	6,879	26,667	83,831	—	117,377
Goodwill	38,847	200,499	280,447	—	519,793
Other intangibles, net	8,475	140,902	73,909	—	223,286
Investment in subsidiaries	1,916,360	1,134,186	755,620	(3,806,166)	—
Intercompany receivable	—	708,400	193,397	(901,797)	—
Other long-term assets	4,944	812	16,376	—	22,132
Total assets	$2,053,309	$2,313,653	$1,829,040	$(4,707,963)	$1,488,039
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$11,278	$27,522	$88,836	$—	$127,636
Accrued compensation and benefits	17,249	7,843	25,269	—	50,361
Current maturities of debt and short-term borrowings	30,000	—	—	—	30,000
Income taxes payable	—	—	8,785	—	8,785
Other current liabilities	17,887	6,525	27,512	—	51,924
Total current liabilities	76,414	41,890	150,402	—	268,706
Long-term debt, net	539,252	—	—	—	539,252
Deferred income taxes	23,899	—	8,416	—	32,315
Pension and postretirement benefit liabilities	15,632	—	8,830	—	24,462
Other long-term liabilities	44,621	371	6,752	—	51,744
Intercompany payable	781,931	—	119,866	(901,797)	—
Shareholders’ equity	571,560	2,271,392	1,534,774	(3,806,166)	571,560
Total liabilities and shareholders’ equity	$2,053,309	$2,313,653	$1,829,040	$(4,707,963)	$1,488,039

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$7,953	$71	$171,580	$—	$179,604
Accounts receivable, net	13,692	41,715	131,422	—	186,829
Inventories, net	19,897	44,283	66,576	—	130,756
Other current assets	7,754	3,858	33,851	—	45,463
Total current assets	49,296	89,927	403,429	—	542,652
Property, plant and equipment, net	5,927	23,511	84,577	—	114,015
Goodwill	38,847	200,499	279,930	—	519,276
Other intangibles, net	9,429	149,757	80,289	—	239,475
Investment in subsidiaries	1,915,367	578,423	465,736	(2,959,526)	—
Intercompany receivable	—	1,159,672	—	(1,159,672)	—
Other long-term assets	5,702	10	17,530	—	23,242
Total assets	$2,024,568	$2,201,799	$1,331,491	$(4,119,198)	$1,438,660
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$11,529	$20,669	$82,853	$—	$115,051
Accrued compensation and benefits	17,506	5,754	23,641	—	46,901
Current maturities of debt and short-term borrowings	18,750	—	—	—	18,750
Income taxes payable	1,886	—	7,368	—	9,254
Other current liabilities	20,459	6,989	24,508	—	51,956
Total current liabilities	70,130	33,412	138,370	—	241,912
Long-term debt, net	561,681	—	—	—	561,681
Deferred income taxes	30,666	—	690	—	31,356
Pension and postretirement benefit liabilities	16,803	—	8,864	—	25,667
Other long-term liabilities	47,739	588	8,767	—	57,094
Intercompany payable	776,599	—	383,073	(1,159,672)	—
Shareholders’ equity	520,950	2,167,799	791,727	(2,959,526)	520,950
Total liabilities and shareholders’ equity	$2,024,568	$2,201,799	$1,331,491	$(4,119,198)	$1,438,660

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended May 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$82,185	$13,184	$20,798	$(64,754)	$51,413
Investing Activities
Capital expenditures	(2,706)	(8,037)	(12,176)	—	(22,919)
Proceeds from sale of property, plant and equipment	—	135	109	—	244
Cash used in investing activities	(2,706)	(7,902)	(12,067)	—	(22,675)
Financing Activities
Principal repayments on term loan	(11,250)	—	—	—	(11,250)
Taxes paid related to the net share settlement of equity awards	(999)	—	—	—	(999)
Redemption of 5.625% Senior Notes	(500)	—	—	—	(500)
Stock option exercises, related tax benefits and other	7,963	—	—	—	7,963
Payment of deferred acquisition consideration	—	—	(742)	—	(742)
Cash dividend	(2,358)	(5,353)	(59,401)	64,754	(2,358)
Intercompany loan activity	(53,734)	—	53,734	—	—
Cash used in financing activities	(60,878)	(5,353)	(6,409)	64,754	(7,886)
Effect of exchange rate changes on cash	—	—	(1,502)	—	(1,502)
Net increase (decrease) in cash and cash equivalents	18,601	(71)	820	—	19,350
Cash and cash equivalents—beginning of period	7,953	71	171,580	—	179,604
Cash and cash equivalents—end of period	$26,554	$—	$172,400	$—	$198,954

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended May 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$15,256	$8,657	$56,416	$(5,338)	$74,991
Investing Activities
Capital expenditures	(1,237)	(4,656)	(9,730)	—	(15,623)
Proceeds from sale of property, plant and equipment	13	6,637	1,985	—	8,635
Intercompany investment	(339)	(6,125)	—	6,464	—
Business acquisitions, net of cash acquired	—	—	(80,674)	—	(80,674)
Cash used in investing activities	(1,563)	(4,144)	(88,419)	6,464	(87,662)
Financing Activities
Net repayments on revolver and other debt	—	—	(210)	—	(210)
Purchase of treasury shares	(14,125)	—	—	—	(14,125)
Taxes paid related to the net share settlement of equity awards	(1,344)	—	—	—	(1,344)
Stock option exercises, related tax benefits and other	5,729	—	—	—	5,729
Cash dividend	(2,376)	(5,338)	—	5,338	(2,376)
Intercompany loan activity	(12,139)	—	12,139	—	—
Intercompany capital contribution	—	339	6,125	(6,464)	—
Cash (used in) provided by financing activities	(24,255)	(4,999)	18,054	(1,126)	(12,326)
Effect of exchange rate changes on cash	—	—	(6,760)	—	(6,760)
Net decrease in cash and cash equivalents	(10,562)	(486)	(20,709)	—	(31,757)
Cash and cash equivalents—beginning of period	18,688	567	149,591	—	168,846
Cash and cash equivalents—end of period	$8,126	$81	$128,882	$—	$137,089

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
Our businesses provide an array of products and services across multiple markets and geographies which results in significant diversification. While we have begun to see indications of improvement within the broad industrial landscape, we expect full year fiscal 2017 sales to decline modestly as a result of the overall challenging and inconsistent demand we have experienced in oil & gas, mining, infrastructure, commercial and off-highway vehicles and agriculture markets. Tepid global industrial demand, reduced capital spending in oil & gas markets (exploration, drilling and commissioning activities) and inventory destocking by OEMs in vehicle and agriculture markets have been headwinds throughout fiscal 2017, with sequential easing of these challenges as the year progresses.
As a result of these and other factors, we are continuing the cost reduction programs initiated at the beginning of fiscal 2016. During fiscal 2016, we incurred $15 million of restructuring costs related to facility consolidation, headcount reductions and operational improvement. Financial results for the nine months ended May 31, 2017 included $5 million of additional restructuring costs. Due to the continuing challenging market conditions and operating results within our Energy segment, we are examining our cost structure, restructuring initiatives and service strategy to align our business with current market expectations and maximize available opportunities in the interim. As such, the Company anticipates restructuring initiatives and related pre-tax charges continuing for the balance of fiscal 2017 and early fiscal 2018, including approximately $2 million to $3 million of additional restructuring charges during that time.
Pre-tax cost savings realized from executing these restructuring initiatives totaled approximately $14 million in fiscal 2016 and the first nine months of fiscal 2017 combined. Realized cost savings were comprised of $4 million within the Industrial segment, $6 million within the Energy segment and $4 million within the Engineered Solutions segment. The Company anticipates realizing an incremental $5 million to $8 million in pre-tax cost savings for the balance of fiscal 2017 and in fiscal 2018 for all restructuring initiatives implemented in fiscals 2016, 2017 and early 2018. Twenty-five percent of the anticipated future cost savings are expected to benefit the Industrial segment, another 35% are expected to benefit the Energy segment and the remaining 40% are expected to benefit the Engineered Solutions segment. These gross cost savings are routinely offset by variations between years including sales and production volume variances, annual bonus expense differential and corresponding re-investment of savings into other initiatives.
Similarly, as a result of the continuing challenging market conditions and operating results within the Energy segment, we recently announced we are taking action on the most impactful portfolio management steps including actively pursuing strategic alternatives for our offshore mooring component. These actions are intended to extensively limit our upstream, offshore exposure tied predominately to exploration and well development activities. Depending upon the outcome of our consideration of available strategic alternatives specific to the offshore mooring component, we could incur significant cash and non-cash charges in future periods related to these actions.
Our priorities continue to include focused efforts to drive additional sales growth, investment in growth initiatives including strategic acquisitions, execution of restructuring actions, portfolio management and cash flow generation. The Industrial segment is focused on accelerating global sales growth through increased sales effectiveness, geographic expansion (especially Asia Pacific), new product introductions and development of second tier brands. The Energy segment remains focused on the integration of the Pipeline and Process Services acquisition, redirecting sales, marketing and engineering resources to non-oil & gas vertical markets, providing new and existing customers with critical products, services and solutions in a dynamic energy environment and pursuing strategic alternatives for the offshore mooring component and executing restructuring actions. The Engineered Solutions segment is focused on the execution of restructuring projects and lean manufacturing initiatives while improving sales (expansion of served markets and additional content with existing OEMs).
We remain focused on maintaining our financial position and flexibility by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation. At the same time, we remain laser-focused on developing and advancing our commercial effectiveness and offering mission critical solutions to customers.
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
Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2017		2016		2017		2016
Net sales	$295	100%	$305	100%	$820	100%	$874	100%
Cost of products sold	193	65%	198	65%	537	65%	567	65%
Gross profit	102	35%	107	35%	283	35%	307	35%
Selling, administrative and engineering expenses	70	24%	70	23%	206	25%	210	24%
Amortization of intangible assets	5	2%	6	2%	15	2%	17	2%
Director & officer transition charges	—	—%	—	—%	8	1%	—	—%
Restructuring charges	—	—%	3	1%	5	1%	11	1%
Impairment charges	—	—%	—	—%	—	—%	187	21%
Operating profit (loss)	27	9%	28	9%	49	6%	(118)	(14)%
Financing costs, net	8	3%	7	2%	22	3%	21	2%
Other expense, net	1	—%	1	—%	1	—%	2	—%
Earnings (loss) before income taxes	18	6%	20	7%	26	3%	(141)	(16)%
Income tax benefit	(4)	(1)%	(1)	1%	(7)	(1)%	(19)	(3)%
Net earnings (loss)	$22	7%	$21	7%	$33	4%	$(122)	(14)%

Diluted earnings (loss) per share	$0.37		$0.36		$0.54		$(2.08)
Consolidated sales for the third quarter of fiscal 2017 were $295 million, a decrease of $10 million or 3% from the prior year, while year-to-date sales were $820 million, a decrease of $54 million or 6% from the prior year. For the three and nine months ended May 31, 2017, foreign currency exchange rates reduced sales by 2% and 1%, respectively. Net acquisition/divestitures generated a 1% headwind for the three months ended May 31, 2017 and a 1% benefit for the nine months ended May 31, 2017. As a result, core sales (sales excluding the impact of acquisitions, divestitures and changes in foreign currency exchange rates) were down 6% year-to-date compared to the prior year but flat in the third quarter. The year-to-date consolidated core sales decline was the result of challenging comparisons and difficult conditions that persist within the global energy market in the Energy segment. The Industrial and Engineered Solutions segments experienced continued sequential core sales growth in the third quarter as we are experiencing modest improvement in certain markets. For all periods presented, gross profit margins were consistent with prior year. The increase in selling, administrative and engineering expenses as a percentage of sales is the result of the Company's investment in commercial effectiveness, sales coverage and new product development. Results for the nine months ended May 31, 2017 included $8 million of director and officer transition charges (as described in Note 2, "Director & Officer Transition Charges"), while results for the nine months ended May 31, 2016 included impairment charges related to the write-down of acquired goodwill, intangible assets and long-lived assets of certain businesses (as described in Note 6, "Goodwill, Intangible Assets and Long-Lived Assets").
Segment Results
Industrial Segment
The Industrial segment is a global supplier of branded hydraulic and mechanical tools to a broad array of end markets, including general maintenance and repair, industrial, oil & gas, mining, infrastructure and production automation. Its primary products include high-force hydraulic tools, production automation solutions and concrete stressing components and systems (collectively "Industrial Tools") and highly engineered heavy lifting solutions ("Heavy Lifting Technology"). During 2017, to better align the product line with the solutions offered, the Company rebranded its Integrated Solutions product line to Heavy Lifting Technology. The following table sets forth the results of operations for the Industrial segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net sales	$101	$96	$279	$266
Operating profit	24	22	61	59
Operating profit %	23.6%	22.7%	21.8%	22.2%
Industrial segment third quarter sales were $101 million, or 5% higher than the prior year, while year-to-date sales were $279 million, an increase of 5% from the prior year. Third quarter core sales were up 6% and excluded a 1% unfavorable impact due to changes in foreign currency exchange rates. Core sales growth in the second and third quarter contributed to year-to-date core sales of 4%, which reflects a 2% benefit from the Larzep acquisition ($5 million of sales). Overall, the year-over-year improvement reflects broad based industrial tool demand growth across all geographies. Activity levels improved across an array of end markets and distribution channels, including those serving mining, bolting, construction and other verticals. During the third quarter of fiscal 2017, core sales for the Industrial Tools product line increased $6 million (8%) compared to the prior year, while the Heavy Lifting Technology product line experienced a 3% core sales decline. Operating profit margins increased slightly to 23.6% in the third quarter of fiscal 2017 compared to 22.7% in the prior year period as the margin expansion impact of incremental volume was offset by $1 million in duplicative costs and delayed savings associated with facility consolidation efforts. Restructuring charges totaled $2 million for both nine month periods presented.
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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net sales	$83	$101	$241	$301
Operating profit (loss) (1)	1	11	4	(116)
Operating profit %	1.1%	10.7%	1.5%	(38.4)%
(1) Operating profit (loss) includes an impairment charge of $141 million for the nine months ended May 31, 2016.
Year-to-date Energy segment sales decreased 20% and declined 18% during the third quarter. Changes in foreign currency exchange rates unfavorably impacted sales comparisons by $3 million and $7 million for the three and nine month periods ended May 31, 2017. Sales from the Pipeline and Process Services (PPS) acquisition benefited sales by $5 million and $20 million for the three and nine months ended May 31, 2017, respectively. As a result, Energy segment core sales declined 23% year-to-date and 16% for the third quarter. Core sales from our Energy Maintenance & Integrity product line decreased $12 million (17%) in the third quarter due to continued tight customer spending controls on maintenance activities which resulted in project cancellations, deferral and scope reductions, most notably in the Middle East and Asia Pacific regions. Core sales in our Other Energy Solutions product line, consisting of umbilical & rope solutions and offshore mooring, declined $3 million (12%) in the third quarter due to the continued impact of reduced customer spending on exploration, drilling and commissioning activities and competitive pricing pressures. The operating loss for the nine months ended May 31, 2016 was largely the result of impairment charges of $141 million. Excluding the impairment charges, year-to-date operating profit was $4 million and $25 million for fiscal 2017 and 2016, respectively. Lower operating profit on a year-to-date basis is the result of operating losses from our Other Energy Solutions product line and low labor and tool utilization rates associated with the lower sales volumes of our Energy Maintenance & Integrity product line. Restructuring costs to consolidate facilities and reduce headcount were insignificant for the nine months ended May 31, 2017 and $5 million for the nine months ended May 31, 2016.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net sales	$111	$108	$300	$307
Operating profit (loss) (1)	8	4	11	(38)
Operating profit %	7.3%	3.4%	3.6%	(12.4)%
(1) Operating profit (loss) includes an impairment charge of $46 million for the nine months ended May 31, 2016.

Fiscal 2017 third quarter Engineered Solutions segment net sales increased $3 million (3%) to $111 million while year-to-date sales decreased $7 million (2%) from the prior year to $300 million. Excluding $3 million and $8 million of prior year revenue from the divested Sanlo product line for the three and nine months ended May 31, 2016, respectively, and the unfavorable sales impact from changes in foreign currency exchange rates of $2 million and $4 million for the three and nine months ended May 31, 2017, respectively, core sales increased 8% for the quarter, which contributed to the 2% core sales increase for the nine months ended May 31, 2017. The year-to-date core sales growth reflects improving customer production rates across nearly all served off-highway markets including agriculture and construction, as well as robust sales to China's heavy-duty truck OEMs. The operating loss in fiscal 2016 included a $46 million impairment charge related to the maximatecc business. Operating profit (excluding the 2016 impairment charge) was $11 million and $8 million for the nine months ended May 31, 2017 and 2016, respectively, which is the result of higher volumes and benefit of prior restructuring actions. Restructuring charges were $4 million and $5 million for the nine months ended May 31, 2017 and 2016, respectively.
Corporate
Corporate expenses decreased $3 million for the third quarter and increased $2 million year-to-date compared to the prior year. On a year-to-date basis, corporate expenses increased due to the director & officer transition charges of $8 million recognized in the first quarter of fiscal 2017 (comprised of compensation expense for accelerated equity vesting, severance, outplacement, legal, signing bonus and relocation costs), partially offset by lower year-over-year professional fees tied to acquisition related costs incurred in the prior year.
Financing Costs, net
Net financing costs were $8 million and $7 million for the three months ended May 31, 2017 and 2016, respectively. For the nine months ended May 31, 2017 and 2016, net financing costs were $22 million and $21 million, respectively.
Income Taxes Expense
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Both the current and prior year include the benefits of tax planning initiatives. Comparative earnings (loss) before income taxes, income tax benefit and effective income tax rates are as follows (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Earnings (loss) before income taxes	$18	$20	$26	$(141)
Income tax expense (benefit)	(4)	(1)	(7)	(19)
Effective income tax rate	(21.8)%	(4.1)%	(26.5)%	13.2%
Adjusted effective income tax rate (1)	(21.8)%	(4.1)%	(26.5)%	(2.8)%
(1) Adjusted effective income tax rate excludes the impairment charge of $186.5 million ($169.1 million after tax) in the nine months ended
May 31, 2016.
Both the current and prior year effective income tax rates were impacted by the proportion of earnings in foreign jurisdictions with income tax rates lower than the U.S. federal income tax rate, the amount of income tax benefits from tax planning initiatives, and certain discrete income tax benefits. The Company's earnings (loss) before income taxes, excluding impairment charges, includes approximately 80% of earnings from foreign jurisdictions for both the estimated full-year fiscal 2017 and actual fiscal 2016. This foreign income tax rate differential had the effect of reducing the effective income tax rate from the 35% U.S. statutory tax rate by 11.2% and 15.8%, for the three months ended May 31, 2017 and 2016, respectively. In addition, the income tax benefit for the three months ended May 31, 2017 was the result of the recognition of income tax planning benefits resulting from certain losses from prior years for which no benefit was previously recognized which resulted in a 26.9% reduction from the 35% U.S. statutory rate and an overall net $3 million reduction in tax reserves primarily associated with the lapsing of income tax statutes of limitations. Similarly, the income tax benefit for the three months ended May 31, 2016 was the net result of prior year tax planning related to certain currency gains and losses recognized for tax purposes which resulted in a 9.5% reduction from the 35% U.S. statutory tax rate and a $2 million benefit from a discrete income tax adjustment (favorable provision to income tax return adjustments), partially offset by the provision for taxes due on earnings. These factors, combined with year-to-date activity, yielded an income tax benefit of 26.5% and 2.8% for the nine months ended May 31, 2017 and 2016, respectively, excluding the second quarter fiscal 2016 impairment charge. The tax benefits related to tax planning initiatives are not expected to repeat in future periods due to certain tax attributes that are no longer available and subsequent changes in relevant tax laws.
Cash Flows and Liquidity
At May 31, 2017, cash and cash equivalents included $172 million of cash held by our foreign subsidiaries and $27 million held domestically. We periodically utilize income tax safe harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent to reduce outstanding debt balances. At May 31, 2017, we did not have any temporary intercompany advances, compared to the $54 million we had outstanding at August 31, 2016. The following table summarizes our cash flows from operating, investing and financing activities (in millions):

	Nine Months Ended May 31,
	2017	2016
Net cash provided by operating activities	$51	$75
Net cash used in investing activities	(23)	(88)
Net cash used in financing activities	(8)	(12)
Effect of exchange rates on cash	(1)	(7)
Net increase (decrease) in cash and cash equivalents	$19	$(32)
Cash flows from operating activities were $51 million for the nine months ended May 31, 2017, a decrease of $24 million from the prior year due primarily to lower net earnings and an increase of accounts receivable in the current year. Operating cash flows and existing cash balances funded the $11 million principal repayments on the term loan, $23 million of capital expenditures and the $2 million annual cash dividend.
Our Senior Credit Facility, which matures on May 8, 2020, includes a $600 million revolver, an amortizing term loan and a $450 million expansion option. Quarterly term loan principal payments of $4 million commenced on June 30, 2016, increase to $8 million per quarter beginning on June 30, 2017 and extending through March 31, 2020, with the remaining principal due at maturity. At May 31, 2017, the unused credit line under the revolver was $596 million, $105 million of which was available for borrowing. We believe the $199 million of cash on hand, revolver availability and future operating cash flow will be adequate to meet operating, debt service, stock buyback, acquisition funding and capital expenditure requirements for the foreseeable future.
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	May 31, 2017	PWC%	August 31, 2016	PWC%
Accounts receivable, net	$208	18%	$187	17%
Inventory, net	130	11%	131	12%
Accounts payable	(128)	(11)%	(115)	(10)%
Net primary working capital	$210	18%	$203	18%

Commitments and Contingencies
We have operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material and we believe that such costs will not have a material adverse effect on our financial position, results of operations or cash flows.
We remain contingently liable for lease payments of businesses that we previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $14 million at May 31, 2017.
We had letters of credit outstanding of approximately $16 million and $18 million at May 31, 2017 and August 31, 2016, respectively, the majority of which relate to commercial contracts and self-insured workers compensation programs.
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
Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow because the interest rate on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility. A ten percent increase in the average cost of our variable rate debt would result in a corresponding $0.3 million and $0.8 million increase in financing costs for the three and nine months ended May 31, 2017.

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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $14 million and operating profit would have been lower by $1 million, respectively, for the three months ended May 31, 2017. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $67 million reduction to equity (accumulated other comprehensive loss) as of May 31, 2017, as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $618 million. As of May 31, 2017, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three or nine months ended May 31, 2017.

Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 34, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: July 7, 2017	By:	/S/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MAY 31, 2017
INDEX TO EXHIBITS

Exhibit	Description	Filed Herewith	Furnished Herewith
4.2 (b)	Amendment No. 1 to the Fifth Amended and Restated Credit Agreement dated June 20, 2017 among Actuant Corporation, the Lenders party thereto and JP Morgan Chase, N.A. as the agent	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended May 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X