Form 10-K
period 2017-08-31
ACTUANT CORP
filed 2017-10-26
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2017
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

As of February 28, 2017, the end of the Registrant's second fiscal quarter, the aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on February 28, 2017) held by non-affiliates of the Registrant was approximately $1.57 billion.

There were 59,820,308 shares of the Registrant’s Class A Common Stock outstanding as of September 30, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 23, 2018 are incorporated by reference into Part III hereof.

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
General
Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, is a Wisconsin corporation incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. The Company is organized into three operating segments: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and other markets. The Engineered Solutions segment provides highly engineered position and motion control systems to original equipment manufacturers (“OEM”) in various on and off-highway vehicle markets, as well as a variety of other products to the industrial and agricultural markets. Financial information related to the Company's segments is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements. As outlined in Note 5, "Divestiture Activities," on August 16, 2017, the Company announced the signing of a definitive agreement to sell its Viking business. Closing of the divestiture transaction, which is expected to occur in the first half of fiscal 2018 (pending regulatory and governmental approvals) will result in elimination of the sale and rental of customized offshore vessel mooring solutions by the Company (within the Energy segment).
Our business model, illustrated below, starts with core sales growth (sales growth excluding the impact of acquisitions, divestitures and foreign currency rate changes). We further increase sales and profits through capital deployment in business acquisitions and capital expenditures. Operational excellence processes are utilized to improve our businesses. When executed effectively, these actions generate strong earnings and cash flow, which we reinvest back into the business or return to shareholders via dividends and stock buybacks.

Our long-term goal is to grow diluted earnings per share faster than most multi-industry peers. We intend to leverage our strong market positions to generate core sales growth that exceeds end-market growth rates. Core sales growth is accomplished through a combination of share capture, product innovation and market expansion into emerging industries and geographic regions. In addition to core sales growth, we are focused on acquiring complementary businesses. Following an acquisition, we seek to drive growth opportunities (additional cross-selling opportunities and customer relationships) and cost reductions via operational excellence. We also focus on profit margin expansion and cash flow generation to achieve our financial objectives. Our LEAD (“Lean Enterprise Across Disciplines”) Business System utilizes various continuous improvement techniques to reduce costs, improve efficiencies and drive operational excellence across all locations and functions worldwide, thereby expanding profit margins and improving the customer experience. Our LEAD efforts also support our core sales growth. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management, improved profitability and loyal customers is used to fund strategic acquisitions, common stock repurchases and internal growth opportunities.
Our businesses provide an array of products and services across multiple end markets and geographies which results in significant diversification. The long-term sales growth and profitability of our business is dependent not only on increased demand in end markets and the overall economic environment, but also on our ability to identify, consummate and integrate strategic acquisitions, develop and market innovative new products, expand our business activity geographically and continuously improve operational excellence.  Despite current challenges from weak end market demand in our Energy segment, we remain focused on improving our financial position and flexibility by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation.
Description of Business Segments
Industrial
The Industrial segment is a leading global supplier of branded hydraulic and mechanical tools to a broad array of end markets, including the general maintenance and repair, industrial, energy, mining, infrastructure and production automation markets. Its primary products include high-force hydraulic tools, highly engineered heavy lifting technology solutions, workholding (production automation) solutions and concrete stressing components and systems. Our hydraulic and mechanical tools are marketed primarily through the Enerpac, Larzep, Milwaukee Cylinder, Precision-Hayes and Simplex brand names.
Our Industrial Tools product line includes high-force hydraulic and mechanical tools (cylinders, pumps, valves, specialty tools and presses), which are designed to allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. These hydraulic tools operate at very high pressures of approximately 5,000 to 12,000 pounds per square inch and are generally sold by a diverse group of industrial and specialty fluid power distributors to customers in the infrastructure, mining, steel mill, cement, rail, oil & gas, power generation and general maintenance industries. Examples of industrial distributors include W.W. Grainger, MSC, and Blackwoods.
In addition, we design, manufacture and distribute concrete tensioning products (chucks and wedges, stressing jacks and anchors), which are used by concrete tensioning system designers, fabricators and installers for the residential and commercial construction, bridge, infrastructure and mining markets.

In addition to providing a comprehensive line of industrial tools, the segment also provides high-force hydraulic systems (Heavy Lifting Technology) to meet customer-specific requirements for safe and precise control of heavy lifting solutions. These solutions, many of which are customized, combine hydraulics, fabricated structures and electronic controls with engineering and application knowledge, and are typically utilized in major industrial, infrastructure and power generation projects involving heavy lifting, launching and skidding or synchronous lifting applications. Our Heavy Lifting Technology standard product offering includes hydraulic gantries, strand jacks and synchronous lift systems, among other products.
Energy
The Energy segment provides products and services to the global energy markets, where safety, reliability, up-time and productivity are key value drivers. Products include joint integrity tools, connectors for oil & gas and power generation installations and high performance ropes, cables and umbilicals. In addition to these products, the Energy segment also provides customized offshore vessel mooring solutions, joint integrity tools under rental arrangements, technical manpower solutions to the global oil & gas, power generation and energy markets. The products and services of the Energy segment are distributed and marketed under various brand names (principally Hydratight, Cortland and Viking) to OEMs, maintenance and service organizations and energy producers in emerging and developed countries. As previously described, we have taken actions in fiscal 2017 to rationalize this segment, including the signing of a definitive agreement to divest the offshore mooring business (Viking), which is expected to be complete during the first half of fiscal 2018, pending regulatory and governmental approvals.
Our Energy Maintenance & Integrity product line provides joint integrity products including hydraulic torque wrenches, bolt tensioners, portable machining equipment and subsea connectors, which are either sold or rented to asset owners, service providers and end users. These products are used in the maintenance of bolted joints on oil rigs and platforms, wind turbines, refineries and pipelines, petrochemical installations, as well as fossil fuel and nuclear power plants to reduce customer downtime and provide increased safety and reliability. Hydratight also provides manpower services where our highly trained technicians perform bolting, machining, pipeline precommissioning and joint integrity work for customers. Our joint integrity business operates to world class safety standards while delivering products and services through a localized infrastructure of rental and maintenance depots. This business maintains strong relationships with a variety of customers such as Bechtel, Oceaneering International, Shell and Petrobras.
Our Other Energy Solutions product line, which includes our Cortland and Viking businesses, provides customized rope and cable solutions as well as marine mooring solutions. Cortland develops highly-engineered rope, umbilical and cable solutions that maximize performance, safety and efficiency for customers in various markets including oil & gas, heavy marine, medical and aerospace/defense. With its global design and manufacturing capabilities, this business is able to provide customized synthetic ropes, heavy lift slings, rigging and towing systems, electro-optical-mechanical cables and umbilicals to customers including Biosense Webster, Technip, Cook Endoscopy and Altec Industries. These products are utilized in critical applications, often deployed in harsh operating conditions (including subsea oil & gas production, maintenance and exploration) and are required to meet robust safety standards. Additional custom designed products are also sold into a variety of other markets including industrial, utility and renewable energy.
In addition, the Energy segment also provides customers with a comprehensive range of marine mooring equipment and associated services (survey, inspection, design and installation). Our Viking business delivers efficient and safe mooring solutions to customers involved in offshore oil & gas exploration, drilling and well development. These marine products (including chains, anchors, cables and fiber rope), increase customer uptime and ensure safe operations. Viking services customers globally, including British Petroleum, Saipem and Maersk.
Engineered Solutions
The Engineered Solutions segment is a leading global designer and assembler of system critical position and motion control systems and other customized industrial products to various vehicle and other niche markets. The segment focuses on providing technical and highly engineered products, including actuation systems, mechanical power transmission products, engine air flow management systems, human to machine interface ("HMI") solutions and other rugged electronic instrumentation. Products in the Engineered Solutions segment are primarily marketed directly to OEMs through a technical sales organization. Within this segment, engineering capabilities, technical service, price, quality and established customer relationships are key competitive advantages.
Approximately half of the Engineered Solutions segment's revenue comes from the On-Highway product line (Power-Packer and Gits brand), with sales to the heavy duty truck, automotive and specialty vehicle markets. Products include hydraulic cab-tilt and latching systems which are sold to global heavy duty truck OEMs such as Volvo, Scania, Paccar-DAF, FAW and CNHTC, as well as automotive electro-hydraulic convertible top latching and actuation systems. The automotive convertible top actuation systems are utilized on both retractable soft and hard top vehicles manufactured by OEMs such as

Daimler, General Motors, Volkswagen and BMW. Our diesel engine air flow solutions, such as exhaust gas recirculation (“EGR”) systems and air flow actuators, are used by diesel engine and turbocharger manufacturers to reduce emissions, improve fuel efficiency and increase horsepower. Primary end markets include heavy duty truck and equipment serving customers such as Caterpillar, Cummins, MAN, Honeywell and Borg Warner.
The broad range of products, technologies and engineered solutions offered by Weasler Engineering, maximatecc, CrossControl and Elliott Manufacturing comprise the Agriculture, Off-Highway and Other product line within the segment. Products include severe-duty electronic instrumentation (including displays and clusters, machine controls and sensors), HMI solutions and power transmission products (highly engineered power transmission components including drive shafts, torque limiters, gearboxes, torsional dampers and flexible shafts). These products are sold to a variety of niche markets including agricultural, lawn & turf, construction, forestry, industrial, aerospace, material handling and security. Representative customers include John Deere, Caterpillar, AGCO, MacDon, CNH, Stihl and MTD Products.
International Business
Our products and services are generally available globally, with our principal markets outside the United States being Europe and Asia. In fiscal 2017, we derived 44% of our net sales from the United States, 32% from Europe, 14% from Asia, 5% from the Middle East and 5% from other geographic areas. We have operations around the world and our geographic diversity allows us to draw on the skills of a global workforce, provides flexibility to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual countries and offers us an opportunity to access new markets. In addition, we believe that our future growth depends, in part, on our ability to develop products and sales opportunities that successfully target developing countries. Although international operations are subject to certain risks, we continue to believe that a global presence is key to maintaining strong relationships with many of our global customers. Financial information related to the Company's geographic footprint is included in Note 12, "Income Taxes" and Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
Product Development and Engineering
We conduct research and development activities to develop new products, enhance the functionality, effectiveness, ease of use and reliability of our existing products and expand the applications for our products. We believe that our engineering and research and development efforts have been key drivers of our success in the marketplace. Our advanced design and engineering capabilities contribute to the development of innovative and highly engineered products, maintain our technological leadership in each segment and enhance our ability to provide customers with unique and customized solutions and products. While much research and development activity involves improvements to existing products, our engineering staff engages in research for new products and product enhancements. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide innovative products to maintain and improve our competitive position. Research and development costs are expensed as incurred, and were $22 million in fiscal 2017, an increase of over 20% from $18 million in both fiscal 2016 and 2015. We also incur significant costs in connection with fulfilling custom orders and developing unique solutions for distinct customer needs, which are not included in these expense totals.
Through our advanced proprietary processes, with over 325 patents, we create products that satisfy specific customer needs and make tasks easier and more efficient for customers. No individual patent or trademark is believed to be of such importance that its termination would have a material adverse effect on our business.
Competition
The markets for all of our products are highly competitive. We provide a diverse and broad range of industrial products and systems to numerous global end markets, many of which are highly fragmented. Although we face larger competitors in several served markets, much of our competition is comprised of smaller companies that often lack the global footprint or financial resources to serve global customers. We compete for business principally on the basis of customer service, product quality and availability, engineering, research and development expertise and price. In addition, we believe that our competitive cost structure, strategic global sourcing capabilities and global distribution support our competitive position.
Manufacturing and Operations
While we do have extensive manufacturing capabilities including machining, stamping, injection molding and fabrication, our manufacturing consists primarily of light assembly of components we source from a network of global suppliers. We have implemented single piece flow processes in most of our manufacturing plants, which reduces inventory levels, lowers “re-work” costs and shortens lead times to customers. Components are built to our highly engineered specifications by a variety of suppliers, including those in low cost countries such as China, Turkey, India and Mexico. We have built strong relationships with our key suppliers and, while we single source certain of our components, in most cases there are several qualified alternative sources.
Raw Material Costs and Inflation
We source a wide variety of materials and components from a network of global suppliers. These items are typically available from numerous suppliers. Raw materials that go into the components we source, such as steel and plastic resin, are subject to price fluctuations, which could have an impact on our results. We strive to offset any cost inflation with price increases to customers and by driving operational efficiencies and cost reductions.
While no meaningful measures of inflation specific to our products are available because we have significant operations in countries with diverse rates of inflation and currency rate movements, we believe that the overall rate of inflation in recent years has been relatively low and has not had a significant effect on our results of operations, after factoring in offsetting price increases and other manufacturing efficiencies and cost reductions.
Order Backlogs and Seasonality
Our Industrial and Energy segments have relatively short order-to-ship cycles, while our OEM-oriented Engineered Solutions segment has a longer cycle, and therefore typically has a larger backlog. We had order backlogs of $195 million and $149 million at August 31, 2017 and 2016, respectively. Substantially all orders are expected to be filled within twelve months. While we typically experience a stronger second half of our fiscal year, our consolidated sales are not subject to significant seasonal fluctuations.

Sales Percentages by Fiscal Quarter

	2017	2016
Quarter 1 (September - November)	24%	26%
Quarter 2 (December - February)	24%	23%
Quarter 3 (March - May)	27%	27%
Quarter 4 (June - August)	25%	24%
	100%	100%
Employees
At August 31, 2017, we employed 5,400 individuals. Our employees are not subject to collective bargaining agreements, with the exception of 300 U.S. production employees, as well as certain international employees covered by government mandated collective labor agreements. We believe we have a good working relationship with our employees globally.
Environmental Matters
Our operations, like those of most industrial businesses, are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those regulating discharges of hazardous materials into the air and water, the storage and disposal of such hazardous materials and the clean-up of soil and groundwater contamination. We believe that we are in material compliance with applicable environmental regulations. Compliance with these laws has and will require expenditures on an ongoing basis. However, environmental expenditures over the last three years have not been material. Soil and groundwater contamination has been identified at certain facilities that we operate or formerly owned or operated. We are also a party to certain state and local environmental matters, have provided environmental indemnifications for certain divested businesses and retain responsibility for certain potential environmental liabilities. For further information, see Note 16, “Commitments and Contingencies” in the notes to consolidated financial statements.
Executive Officers of the Registrant
The names, ages and positions of all of the executive officers of the Company as of October 26, 2017 are listed below.

Name	Age	Position
Randal W. Baker	54	President and Chief Executive Officer
Rick T. Dillon	46	Executive Vice President and Chief Financial Officer
Roger A. Roundhouse	52	Executive Vice President—Engineered Solutions Segment
Andre L. Williams	58	Executive Vice President—Global Human Resources

Randal W. Baker, President, Chief Executive Officer. Mr. Baker was appointed President and Chief Executive Officer of the Company in March 2016. On an interim basis, Mr. Baker is leading the Energy and Industrial segments as the Company conducts a comprehensive search for a permanent Executive Vice President—Energy and Industrial Segments, replacing prior executive leadership. Prior to joining the Company, Mr. Baker held multiple roles during a six year tenure at Joy Global, including most recently as Chief Operating Officer. Prior to Joy Global, Mr. Baker was an executive with Case New Holland Inc., holding a variety of roles including President and CEO of its agricultural equipment business. Mr. Baker also held diverse leadership roles in marketing, sales, product development and engineering at Komatsu America Corporation, Ingersoll-Rand and Sandvik Corporation.
Rick T. Dillon, Executive Vice President and Chief Financial Officer, joined the Company in December 2016. Prior to joining the Company, Mr. Dillon served as Executive Vice President and Chief Financial Officer of Century Aluminum Co. Prior to that, Mr. Dillon served as Vice President-Finance Global Surface Mining Group and Vice President-Controller and Chief Accounting Officer of Joy Global Inc. from 2009 to 2014. Prior to Joy Global, Mr. Dillon served as Vice President-Business Planning and Analysis and Vice President-Controller and Chief Accounting Officer at Newell Brands, and Vice President-Controller and Chief Accounting Officer at Briggs & Stratton Corporation.
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
Andre L. Williams, Executive Vice President—Global Human Resources. Mr. Williams joined the Company in January 2017 as Vice President Human Resources Industrial & Engineered Solutions Segments and was promoted to Executive Vice President—Global Human Resources in September 2017. Prior to joining the Company, Mr. Williams was the Vice President Human Resources for Global Sales & Marketing and Control Products & Solutions at Rockwell Automation. Prior to Rockwell Automation, Mr. Williams held Human Resource roles of increasing responsibility at Joy Global, Accenture, Best Buy, Beloit Corporation, Morton International and South African Breweries.
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
Our businesses and operating results have been, and will continue to be, affected by worldwide economic conditions. The level of demand for our products depends, in part, on the general economic conditions that exist in our served end markets. A substantial portion of our revenues are derived from customers in cyclical industries (vehicles, industrial, oil & gas, agriculture and mining) that typically are adversely affected by downward economic cycles. As global economic uncertainty continues, our customers may experience deterioration of their businesses, which may delay or lengthen sales cycles. While we have begun to see indications of improvement within the broad industrial landscape, we have experienced challenging and inconsistent demand in oil & gas, mining, infrastructure, commercial and off-highway vehicles and agriculture markets. As a result of these and other factors, we continue to implement various restructuring initiatives aimed at reducing our cost structure and improving operational performance. We expect to incur restructuring costs in the near term, including facility consolidations, workforce reductions and structural realignment in order to reduce costs in our business. Although we expect that the related cost savings and realization of efficiencies will offset the restructuring related costs over time, we may not achieve the desired net benefits (see Note 3, "Restructuring Charges" and "Business Update" within Item 7 for further discussion of our restructuring activities and future anticipated cost savings).

Our business is dependent upon the level of activity in the energy sector, particularly the oil and gas industry. The level of activity in the energy sector is influenced by supply and demand, country-specific energy policies, regional reliance on fossil fuels and the availability, affordability and market support of alternative energy sources.
Energy markets historically have experienced significant volatility. We primarily serve these markets through our Energy and Industrial segments. Energy sector activity can fluctuate significantly in a short period of time, particularly in the United States, North Sea, the Middle East, Brazil and Australia, amongst other regions. Demand for our products and services depends on a number of factors, including the number of offshore oil & gas wells being drilled, the maintenance and condition of industry assets, the volume of exploration and production activities and the capital expenditures of asset owners and maintenance companies. The willingness of asset owners and operators to make capital expenditures to produce and explore for sources of energy and to conduct maintenance activities will continue to be influenced by numerous factors over which we have no control, including:

•	the current and anticipated future prices for energy sources, including oil and natural gas, solar, wind and nuclear;

•	level of excess production capacity;

•	cost of exploring for and producing energy sources;

•	worldwide economic activity and associated demand for energy sources;

•	availability and access to potential hydrocarbon resources;

•	national government political requirements;

•	development of alternate energy sources;

•	environmental regulations; and

•	evolving customer behaviors related to project scope, scale and timing.

Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions or successfully integrate them.
A significant portion of our growth has come from strategic acquisitions of businesses. We plan to continue making acquisitions to enhance our global market position and broaden our product offerings. Our ability to successfully execute acquisitions will be impacted by a number of factors, including the availability of financing on terms acceptable to us, our ability to identify acquisition candidates that meet our valuation parameters and increased competition for acquisitions. The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Although we expect to successfully integrate any acquired businesses, we may not achieve the desired net benefit in the time-frame planned. Failure to effectively execute our acquisition strategy or successfully integrate the acquired businesses could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.

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
Certain of the acquisition agreements from past and current acquisitions require the former owners to indemnify us against certain liabilities related to the operation of each of their companies before we acquired it. In most of these agreements, however, the liability of the former owners is limited in amount and duration and certain former owners may not be able to meet their indemnification responsibilities. These indemnification provisions may not fully protect us, and as a result we may face unexpected liabilities that adversely affect our profitability and financial position.

Our goodwill and other intangible assets represent a substantial amount of our total assets.
Our total assets reflect substantial intangible assets, primarily goodwill. At August 31, 2017, goodwill and other intangible assets totaled $751 million, or 49% of our total assets. The goodwill results from acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our reporting units were to fall below current levels, we could be required to recognize a non-cash charge to operating earnings to impair the related goodwill or other intangible assets. We recognized $187 million and $84 million in non-cash impairment charges in fiscal 2016 and 2015, respectively, related to the goodwill, intangible assets and long-lived assets of several of our businesses (see Note 6, "Goodwill, Intangible Assets and Long-Lived Assets" and "Critical Accounting Policies" for further discussion on goodwill, intangible asset and long-lived asset impairments). Any future goodwill or intangible asset impairments could negatively affect our financial condition and results of operations.

Divestitures and discontinued operations could negatively impact our business, and retained liabilities from businesses that we sell could adversely affect our financial results.
As part of our portfolio management process, we review our operations for businesses which may no longer be aligned with our strategic initiatives and long-term objectives. Over the past three years, we divested a product line and have signed a definite agreement to sell our Viking business. Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs, disputes with buyers or potential impairment charges. We may also dispose of a business at a price or on terms that are less than we had previously anticipated. During fiscal 2017, we recognized $117 million in impairment and other divestiture charges related to the announced definite agreement to sell our Viking business, which is expected to close in the first half of fiscal 2018, pending regulatory and governmental approvals (see Note 5, "Divestiture Activities" for further discussion on divestiture activities and related charges). After reaching an agreement with a buyer for the disposition of a business, we are also subject to satisfaction of pre-closing conditions, as well as necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing a transaction. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against contingent liabilities related to a businesses sold, such as lawsuits, tax liabilities, lease payments, product liability claims or environmental matters. Under these types of arrangements, performance by the divested businesses or other conditions outside of our control could affect future financial results.

If we fail to develop new products or customers do not accept our new products, our business could be adversely affected.
Our ability to develop innovative new products can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development, production or commercialization of new products or failure to gain market acceptance of new products and technologies may reduce future sales and adversely affect our competitive position. Operational excellence processes including effective product sourcing, lean manufacturing, acquisition integration and leadership development, along with other continuous improvement activities, are utilized to improve our businesses. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain competitive advantages or that we can recover major research and development expenses. If we fail to make innovations, if we launch products with quality problems, or if the market does not accept our new products, then our financial condition, results of operations, cash flows and liquidity could be adversely affected.

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
Our ability to make scheduled principal and interest payments, refinance our indebtedness and satisfy our other debt and lease obligations will depend upon our future operating performance and credit market conditions, which could be adversely affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financings will be available to us on favorable terms, or at all, for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, our business, financial condition and results of operations will be adversely affected.

Our failure to comply with the financial and other covenants in our debt agreements would adversely affect us.
Our senior credit agreement and our other debt agreement contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in us being required to repay indebtedness before its due date and we may not have the financial resources or be able to arrange alternative financing to do so. Borrowings under our senior credit facility are secured by most domestic personal property assets and are guaranteed by most of our domestic subsidiaries and by a pledge of the stock of most of our domestic and certain foreign subsidiaries. If borrowings under our senior credit facility were declared or became due and payable immediately as the result of an event of default and we were unable to repay or refinance those borrowings, the lenders could foreclose on the pledged assets and stock. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, when due, which could seriously harm our business.

Our businesses operate in highly competitive markets, so we may be forced to cut prices or incur additional costs.
Our businesses generally face substantial competition, domestically and internationally, in each of their respective markets. We may lose market share in certain businesses or be forced to reduce prices or incur increased costs to maintain existing business. We compete globally on the basis of product design, quality, availability, performance, customer service and price. The entry of a large company into one of our markets, or its acquisition of an existing competitor, could adversely impact our competitiveness due to greater financial or other resources. Present or future competitors may have greater financial, technical or other resources which could put us at a competitive disadvantage. In addition, some of our competitors may be willing to reduce prices and accept lower margins in order to compete with us.

Our international operations pose currency and other risks.
We continue to focus on penetrating global markets as part of our overall growth strategy and expect sales from and into foreign markets to continue to represent a significant portion of our revenue. Approximately 56% of our sales in fiscal 2017     were outside the United States. In addition, many of our manufacturing operations and suppliers are located outside the United States. Our international operations present special risks, primarily from currency exchange rate fluctuations, exposure to local economic and political conditions, export and import restrictions, controls on repatriation of cash and exposure to local political conditions. In particular, changes in foreign currency exchange rates will continue to add volatility as over one-half of our sales are generated outside of the United States in currencies other than the U.S. dollar. In addition, there have been several proposals to reform international taxation rules in the United States. We earn a substantial portion of our income from international operations and therefore changes to United States international tax rules may have a material adverse effect on future results of operations or liquidity. To the extent that we expand our international presence, these risks may increase.

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
We rely on suppliers to secure component products and finished goods required for the manufacture and assembly of our products. A disruption in deliveries to or from suppliers or decreased availability of components or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs.  Further, poor supplier quality or an insecure supply chain could adversely affect the reliability, performance and reputation of our products. Additionally, if demand for our products is less than we expect, we may experience excess inventories and be forced to incur additional charges and our profitability may suffer. Our business, competitive position, results of operations or financial condition could be negatively impacted if supply is insufficient for our operations, if we experience excess inventories or if we are unable to adjust our production schedules or our purchases from suppliers to reflect changes in customer demand and market fluctuations on a timely basis.

A material disruption at a significant manufacturing facility could adversely affect our ability to generate sales and meet customer demand.
Our financial performance could be adversely affected as a result of our inability to meet customer demand for our products in the event of a material disruption at one of our significant manufacturing facilities. Equipment failures, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other influences could create a material disruption situation. Interruptions to production could increase our cost of sales, harm our reputation and adversely affect our ability to attract or retain our customers. Our business continuity plans may not be sufficient to address disruptions attributable to all magnitudes of natural disaster risks at our geographically disparate facilities. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could adversely affect our financial condition and results of operations.

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
Our operations and the markets in which we compete are subject to numerous federal, state, local and foreign governmental laws and regulations. Existing laws and regulations may be revised or reinterpreted and new laws and regulations, including with respect to taxation, health care reform, conflict minerals compliance and governmental climate change initiatives, may be adopted or become applicable to us or our customers. These regulations are complex, change frequently and have become more stringent over time. We cannot predict the form any such new laws or regulations will take or the impact any of these laws and regulations will have on our business or operations. Any significant change in any of these regulations could reduce demand for our products or increase our cost of producing these products.
Due to our global operations, we are subject to many laws governing international relations, including those that prohibit improper payments to government officials and commercial customers, and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non-U.S. government, including but not limited to the Foreign Corrupt Practices Act, UK Bribery Act and the U.S. Export Administration Act. Violations of these laws, which are complex, may result in criminal penalties or sanctions that could have a material adverse effect on our business reputation, financial condition and results of operations.

Environmental laws and regulations may result in additional costs.
We are subject to federal, state, local and foreign laws and regulations governing public and worker health and safety. Violations of these laws could cause us to incur unanticipated liabilities that could harm our operating results. Pursuant to such laws, governmental authorities have required us to contribute to the cost of investigating or remediating certain matters at current or previously owned and operated sites. In addition, we provided environmental indemnities in connection with the sale of certain businesses and product lines. Liability as an owner or operator, or as an arranger for the treatment or disposal of hazardous substances, can be joint and several and can be imposed without regard to fault. There is a risk that costs relating to these matters could be greater than what we currently expect or exceed our insurance coverage, or that additional remediation and compliance obligations could arise which require us to make material expenditures. In particular, more stringent environmental laws, unanticipated remediation requirements or the discovery of previously unknown conditions could materially harm our financial condition and operating results. We are also required to comply with various environmental laws and maintain permits, some of which are subject to discretionary renewal from time to time, for many of our businesses, and our business operations could be restricted if we are unable to renew existing permits or to obtain any additional permits that we may require.

Any loss of key personnel and the inability to attract and retain qualified employees could have a material adverse impact on our operations.
We are dependent on the continued services of key executives such as our Chief Executive Officer, Chief Financial Officer and other executives in charge of our segments. We currently do not have employment agreements with most of these or other officers. The departure of key personnel without timely replacement could severely disrupt our business operations. As recently announced, we have experienced planned and unplanned turnover within our executive team. If we experience significant delays in replacing these positions, we may find our operations to be adversely affected. Competition for highly trained personnel is intense and our competitors and others can be expected to attempt to hire our skilled employees from time to time. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience to operate our businesses successfully. From time to time there may be shortages of skilled labor which may make it more difficult and expensive for us to attract and retain qualified employees. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

Our operations are highly dependent on information technology infrastructure and failures or security breaches of our networks could significantly affect our business.
We depend heavily on our information technology (IT) systems and infrastructure in order to achieve our business objectives. Government agencies and security experts have warned about growing risks from third parties such as: hackers, cyber-criminals, malicious insiders and other actors targeting confidential information and all types of IT systems. These third parties may engage in fraudulent activities, theft of confidential or proprietary information and sabotage. If we experience any of these third party activities, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner or otherwise carry on our business in the ordinary course. Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns. While we attempt to mitigate these risks through controls, due diligence, training, surveillance and other measures, we remain vulnerable to information security threats.

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
We regard much of the technology underlying our services and products and the trademarks under which we market our products as proprietary. The steps we take to protect our proprietary technology may be inadequate to prevent misappropriation, or third parties may independently develop similar technology. We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other contracts to establish and protect our technology and other intellectual property rights. These agreements may be breached or terminated, and we may not have adequate remedies for any breach, and existing trade secrets, patent and copyright law may afford us limited protection. Policing unauthorized use of our intellectual property is difficult. A third party could copy or otherwise obtain and use our products or technology without authorization. Litigation may be necessary for us to defend against claims of infringement or to protect our intellectual property rights and could result in substantial cost to us and diversion of our efforts. Further, we might not prevail in such litigation which could harm our business.

We or our products could infringe on the intellectual property of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.

Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims, and we may have to pay substantial damages, possibly including treble damages, if it is ultimately determined that our products infringe the intellectual property of others. We may have to obtain a license to sell our products if it is determined that our products infringe upon another party’s intellectual property. We might be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending these types of lawsuits takes significant time, may be expensive and may divert management attention from other business concerns.
Item  1B.    Unresolved Staff Comments
None.

Item  2.    Properties
As of August 31, 2017, we operated the following facilities (square footage in thousands):

	Number of Locations			Square Footage
		Distribution / Sales / Admin
	Manufacturing		Total	Owned	Leased	Total
Industrial	10	8	18	219	580	799
Energy	8	28	36	81	840	921
Engineered Solutions	11	4	15	751	740	1,491
Corporate and other	1	4	5	353	164	517
	30	44	74	1,404	2,324	3,728
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest facilities are located in the United States, the United Kingdom, the Netherlands, Mexico, Turkey and China. We also maintain a presence in Australia, Azerbaijan, Brazil, Finland, France, Germany, Hungary, India, Indonesia, Italy, Japan, Kazakhstan, Norway, Singapore, South Africa, South Korea, Spain, Sweden and the United Arab Emirates. See Note 10, “Leases” in the notes to the consolidated financial statements for information regarding our lease commitments.
Item  3.    Legal Proceedings
We are a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, environmental, labor, patent claims and other disputes.
We have recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and the amount of the loss can be reasonably estimated. In our opinion, the resolution of these contingencies is not likely to have a material adverse effect on our financial condition, results of operations or cash flows. For further information refer to Note 16, “Commitments and Contingencies” in the notes to consolidated financial statements.
Item  4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol ATU. At September 30, 2017, there were 1,290 shareholders of record of Actuant Corporation Class A common stock. The high and low closing prices of the common stock were as follows for the previous two fiscal years:

Fiscal Year	Period	High	Low
2017	June 1, 2017 to August 31, 2017	$27.40	$22.25
	March 1, 2017 to May 31, 2017	28.90	24.55
	December 1, 2016 to February 28, 2017	29.30	21.60
	September 1, 2016 to November 30, 2016	24.19	21.68
2016	June 1, 2016 to August 31, 2016	$27.26	$21.70
	March 1, 2016 to May 31, 2016	27.29	22.98
	December 1, 2015 to February 29, 2016	24.80	21.12
	September 1, 2015 to November 30, 2015	25.10	17.57
Dividends
In fiscal 2017, the Company declared a dividend of $0.04 per common share payable on October 16, 2017 to shareholders of record on September 29, 2017. In fiscal 2016, the Company declared a dividend of $0.04 per common share payable on October 14, 2016 to shareholders of record on September 30, 2016.
Share Repurchases
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $618 million. There were no share repurchases during the fiscal year ended August 31, 2017.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference.

Performance Graph:
The graph below compares the cumulative 5-year total return of Actuant Corporation’s common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Diversified Industrials index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (assuming the reinvestment of all dividends) from August 31, 2012 to August 31, 2017.
Copyright(c) 2017 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright(c) 2017 Dow Jones & Co. All rights reserved.

	8/12	8/13	8/14	8/15	8/16	8/17
Actuant Corporation	$100.00	$127.20	$120.23	$76.52	$85.24	$86.18
S&P 500	100.00	118.70	148.67	149.38	168.13	195.43
Dow Jones US Diversified Industrials	100.00	121.52	145.06	144.89	183.36	181.27
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

	Year Ended August 31,
	2017	2016	2015	2014	2013
	(in millions, except per share data)
Statement of Earnings Data(1)(2):
Net sales	$1,096	$1,149	$1,249	$1,400	$1,280
Gross profit	380	403	462	547	507
Selling, administrative and engineering expenses	278	274	300	332	294
Amortization of intangible assets	20	23	24	25	23
Director & officer transition charges	8	—	—	—	—
Restructuring charges	7	15	—	—	—
Gain (loss) on product line divestiture	—	5	—	(13)	—
Impairment & other divestiture charges	117	187	84	—	—
Operating (loss) profit	(50)	(100)	54	203	190
(Loss) earnings from continuing operations	(66)	(105)	20	141	148

Diluted (loss) earnings per share from continuing operations	$(1.11)	$(1.78)	$0.32	$1.95	$1.98
Cash dividends per share declared	$0.04	$0.04	$0.04	$0.04	$0.04

Diluted weighted average common shares	59,436	59,010	62,055	72,486	74,580

Balance Sheet Data (at end of period)(2):
Cash	$230	$180	$169	$109	$104
Assets	1,517	1,439	1,637	1,857	2,119
Debt	562	580	588	390	515
Net debt (debt less cash)	332	400	419	281	411
 _______________________

(1)	Results are from continuing operations and exclude the financial results of previously divested businesses reported as discontinued operations (former Electrical segment) in fiscals 2014 and 2013.

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
(b)Acquired the Middle East, Caspian and North Africa operations of Four Quest Energy Inc.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background
As discussed in Item 1, “Business,” we are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems and are organized into three reportable segments, Industrial, Energy and Engineered Solutions. The Industrial segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, customized offshore vessel mooring solutions, as well as rope and cable solutions to the global oil & gas, power generation and energy markets. The Engineered Solutions segment provides highly engineered position and motion control systems to OEMs in various on and off-highway vehicle markets, as well as a variety of other products to the industrial and agriculture markets. Financial information related to the Company's segments is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
Business Update
Our businesses provide an array of products and services across multiple markets and geographies which results in significant diversification. Beginning with the second half of fiscal 2017, we experienced improvements within the broad industrial landscape, mining, infrastructure, commercial and off-highway vehicle and agriculture markets, most notably within the Industrial and Engineered Solutions segments. We expect continued growth in these markets in fiscal 2018. However, reduced capital and maintenance spending in the oil & gas markets in the form of project cancellations, deferrals and scope reductions are expected to be a continuing headwind throughout much of fiscal 2018. As a result, we expect consolidated fiscal 2018 core sales (sales growth excluding the impact of acquisitions, divestitures and changes in foreign currency exchange rates) to be flat to 2% growth, compared to a 4% core decline in fiscal 2017.
Our Industrial segment is focused on accelerating global sales growth through geographic expansion, continuing emphasis on sales and marketing efforts, new product introductions and regional growth via second tier brands. We expect Industrial segment year-over-year core sales growth in the mid single digit range for the full year, with lower growth in the second half of fiscal 2018 due to more difficult comparables. Our Energy segment is expected to see continuing tough economic conditions in oil & gas markets. As a result, we anticipate a single digit core sales decline in fiscal 2018. The Energy segment remains focused on redirecting sales, marketing and engineering resources to non-oil & gas vertical markets and providing new and existing customers with critical products, services and solutions in a dynamic energy environment. Further, the Energy segment is executing a multi-phase restructuring initiative to manage structural costs to balance with current sales volumes. As part of our Energy segment portfolio management, during the fourth quarter of fiscal 2017, we reached an agreement to sell our Viking business. The divestiture will allow the Company to exit the offshore mooring business and significantly limit our exposure to the upstream, offshore oil & gas market. Additional portfolio management activities within the Energy segment are possible. The Engineered Solutions segment remains focused on executing lean manufacturing initiatives and realizing the benefits of cost reduction actions while improving sales (expansion of served markets and additional content with existing OEMs). We experienced improving customer production rates in our Engineered Solutions segment in fiscal 2017 across the majority of served markets including commercial and off-highway vehicles, agriculture and industrial. We are expecting flat to 3% core sales growth in fiscal 2018 on stronger end user demand in the first half of the fiscal 2018, moderating in the second half of the year due primarily to anticipated reductions in on-road truck builds.
Across the Company, we are continuing the cost reduction programs initiated at the beginning of fiscal 2016. During fiscal 2016 and 2017, we incurred $15 and $7 million of restructuring costs, respectively. These restructuring costs related to facility consolidation, headcount reductions and operational improvement. Due to continuing challenging market conditions and operating results within our Energy segment, we are examining our cost structure, restructuring initiatives and service strategy to align our business with current market expectations and maximize available opportunities in the interim, including our segment consolidation and alignment. As such, the Company anticipates restructuring initiatives and related pre-tax charges continuing into fiscal 2018, including approximately $10 million to $14 million of additional restructuring charges during that time.
Pre-tax cost savings realized from executing these restructuring initiatives totaled approximately $16 million in fiscal 2016 and fiscal 2017 combined. Realized cost savings were comprised of $4 million within the Industrial segment, $6 million within the Energy segment, $5 million within the Engineered Solutions segment and $1 million within Corporate. The Company anticipates realizing an incremental $8 million to $11 million in pre-tax cost savings in fiscal 2018 for all restructuring initiatives implemented in fiscals 2016 and 2017 and anticipated fiscal 2018 restructuring initiatives. Twenty percent of the anticipated future cost savings are expected to benefit the Industrial segment, another 50% are expected to benefit the Energy segment, another 20% are expected to benefit the Engineered Solutions segment and the remaining 10% are expected to benefit Corporate expenses. These gross cost savings are routinely offset by variations between years including sales and production volume variances, annual incentive compensation expense differential and corresponding re-investment of savings into other initiatives.
We remain focused on improving our financial position and flexibility by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation. At the same time, we remain laser-focused on developing and advancing our commercial effectiveness strategies, offering mission critical products and services and deepening relationships with loyal customers.

Historical Financial Data (in millions)

	Year Ended August 31,
	2017		2016		2015
Statements of Earnings Data:
Net sales	$1,096	100%	$1,149	100%	$1,249	100%
Cost of products sold	716	65%	746	65%	787	63%
Gross profit	380	35%	403	35%	462	37%
Selling, administrative and engineering expenses	278	25%	274	24%	300	24%
Director & officer transition charges	8	1%	—	0%	—	0%
Restructuring charges	7	1%	15	1%	—	0%
Loss on product line divestiture	—	0%	5	0%	—	0%
Amortization of intangible assets	20	2%	23	2%	24	2%
Impairment & other divestiture charges	117	11%	187	16%	84	7%
Operating (loss) profit	(50)	(5)%	(100)	(9)%	54	4%
Financing costs, net	30	3%	29	3%	28	2%
Other expense, net	3	0%	1	0%	—	0%
(Loss) earnings before income tax (benefit) expense	(83)	(8)%	(130)	(11)%	26	2%
Income tax (benefit) expense	(17)	(1)%	(25)	(2)%	6	0%
Net (loss) earnings	$(66)	(6)%	$(105)	(9)%	$20	2%

Other Financial Data:
Depreciation	$23		$25		$29
Capital expenditures	28		20		23

Fiscal 2017 compared to Fiscal 2016
Consolidated sales in fiscal 2017 were $1.10 billion, 5% lower than the prior year sales of $1.15 billion.  Core sales were down 4%, with solid core sales growth in both the Industrial and Engineered Solutions segments, offset by difficult market conditions in the Energy segment. Changes in foreign currency exchange rates unfavorably impacted sales comparisons by $10 million, while fiscal 2016 net acquisitions and divestitures added sales of $3 million. In addition to the impact of changes in foreign currency exchange rates, acquisitions, divestitures and end market conditions, the comparability of results between periods is impacted by sales levels, product mix and the timing and amount of restructuring costs and related benefits. Gross profit margins remained consistent year-over-year as a result of a balanced sales mix and realization of benefits from restructuring activities which were offset by difficult market conditions in the Energy segment. Additionally, fiscal 2017 results included $8 million of director and officer transition charges as well as impairment and other divestiture charges related to the pending sale of the Viking business, while fiscal 2016 results included impairment charges related to the write-down of acquired goodwill, intangible assets and long-lived assets, which reduced operating profits.

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

	Year Ended August 31,
	2017	2016	2015
Net Sales	$380	$360	$402
Operating Profit	85	80	106
Operating Profit %	22.4%	22.2%	26.3%
Fiscal 2017 compared to Fiscal 2016
Fiscal 2017 Industrial segment net sales increased by $20 million (6%) from fiscal 2016 to $380 million. Excluding $3 million of additional sales from the fiscal 2016 Larzep acquisition and a $1 million unfavorable impact of changes in foreign currency exchange rates, fiscal 2017 core sales increased 5% on a year-over-year basis. The sales increase reflected broad based industrial tool demand growth (accelerating through the fiscal year) across all major geographies and end markets. Concrete tensioning products experienced modest core sales growth and heavy lifting technology sales were significantly lower year-over-year due to the lumpy nature of its project work. Operating profit margins improved 20 basis points from 22.2% in fiscal 2016 to 22.4% in fiscal 2017, as the margin expansion impact of incremental volume was offset by inefficient duplicate costs and delayed savings associated with facility consolidation efforts and ongoing investments in commercial and engineering activities. Restructuring charges were $2 million and $3 million in fiscal 2017 and 2016, respectively.
Fiscal 2016 compared to Fiscal 2015
Fiscal 2016 Industrial segment net sales decreased by $42 million (12)% from fiscal 2015 to $360 million. Excluding $4 million of additional sales from the fiscal 2016 Larzep acquisition and an $8 million unfavorable impact of changes in foreign currency exchange rates, fiscal 2016 core sales declined 10% on a year-over-year basis. Sales declined due to reduced global industrial activity (especially in energy related markets), challenging end market conditions and cautious spending patterns by customers for heavy lifting and large infrastructure projects. Operating profit margins were 22.2% in fiscal 2016 compared to 26.3% in fiscal 2015. Lower production levels (absorption of fixed costs), unfavorable sales mix (which reduced margins by 125 basis points), as well as $3 million of restructuring charges resulted in lower operating profit margins in fiscal 2016.

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

	Year Ended August 31,
	2017	2016	2015
Net Sales	$310	$393	$412
Operating Loss (1)	(119)	(108)	(41)
Operating Loss %	(38.4)%	(27.4)%	(10.0)%
(1) Operating loss includes impairment and other divestiture charges of $117 million for fiscal 2017,
$141 million for fiscal 2016, and $84 million for fiscal 2015.

Fiscal 2017 compared to Fiscal 2016
Fiscal 2017 Energy segment net sales decreased by $83 million (21%) from fiscal 2016 to $310 million, representing a core sales decline of 23% (excluding $11 million of incremental sales from the fiscal 2016 Pipeline and Process Services acquisition and the $7 million unfavorable impact of changes in foreign currency exchange rates). Core sales from our Energy Maintenance & Integrity product line decreased $60 million (23%) in fiscal 2017, the result of the worsening impact of maintenance cancellations, deferrals and scope reductions. In addition, core sales in the Other Energy Solutions product line, consisting of rope and cable solutions and offshore marine mooring declined $28 million (25%) in fiscal 2017 due to the continued impact of reduced customer spending on upstream offshore oil & gas related demand (exploration, drilling and commissioning activities) and competitive pricing pressures. Energy segment operating losses in fiscal 2017 included impairment and other divestiture charges of $117 million related to the pending sale of the Viking business, while fiscal 2016 results included impairment charges of $141 million related to the write-down of acquired goodwill, intangible assets and long-lived assets for our Cortland and Viking businesses, which reduced operating profits. Excluding the impairment and other divestiture charges, Energy segment operating profit margin was 0.0% and 8.4% for fiscal 2017 and 2016, respectively. Lower operating profit margin was the result of operating losses (excluding impairments) from our Other Energy Solutions product line (including significant losses from the Viking business) as well as low labor and tool utilization rates associated with the lower sales volumes of our Energy Maintenance & Integrity product line. In addition, the operating loss in fiscal 2017 included $3 million in provision for uncollectible receivables. Restructuring charges were $2 million and $6 million in fiscal 2017 and 2016, respectively.
Fiscal 2016 compared to Fiscal 2015
Fiscal 2016 Energy segment net sales decreased by $19 million from fiscal 2015 to $393 million, a 2% core sales decline (excluding $15 million of sales from the fiscal 2016 Pipeline and Process Services acquisition and the $25 million unfavorable impact of changes in foreign currency exchange rates). Core sales from our Energy Maintenance & Integrity product line increased $30 million (12%) in fiscal 2016, the result of strong global demand for technical manpower services on maintenance projects and a large subsea connector order. However, core sales in the Other Energy Solutions product line, consisting of rope and cable solutions and offshore marine mooring declined $39 million (26%) in fiscal 2016 due to reduced industry capital spending, lower oil & gas prices and increased price pressure. Energy segment operating losses are the result of impairment charges of $141 million and $84 million in fiscal 2016 and 2015, respectively. Excluding the impairment charges, Energy segment operating profit margin was 8.4% and 10.4% for fiscal 2016 and 2015, respectively. Unfavorable sales mix, which reduced margins by 375 basis points due to sharply higher service revenue and reduced mooring rental activity as well as $6 million of restructuring charges in fiscal 2016 were partially offset by restructuring savings.

Engineered Solutions Segment
The Engineered Solutions segment is a global designer and assembler of customized motion activation and control systems and other industrial products to various vehicle and other niche markets. The segment focuses on providing technical and highly engineered products, including actuation systems, mechanical power transmission products, engine air flow management systems, HMI interface solutions and other rugged electronic instrumentation. The following table sets forth comparative results of operations for the Engineered Solutions segment (in millions):

	Year Ended August 31,
	2017	2016	2015
Net Sales	$406	$397	$435
Operating Profit (Loss) (1)	17	(43)	20
Operating Profit (Loss) %	4.2%	(10.8)%	4.6%
(1) Operating profit (loss) includes an impairment charge of $46 million and loss on product line divestiture of $5 million for fiscal 2016.

Fiscal 2017 compared to Fiscal 2016
Fiscal 2017 Engineered Solutions net sales increased $9 million (2%) to $406 million versus the prior year. Excluding the $2 million unfavorable impact of foreign currency rate changes and $11 million of prior year sales from the Sanlo product line we divested in fiscal 2016, core sales increased 6% in fiscal 2017. Core sales reflect continued sequential improvement in customer production rates across nearly all served off-highway markets including agriculture and construction, as well as robust sales to China's heavy-duty truck OEMs. Fiscal 2016 operating loss included a $46 million impairment charge related to our maximatecc business and a $5 million loss on the Sanlo divestiture. Excluding the prior year impairment charge and loss on product line divestiture, Engineered Solutions segment operating profit margin was 4.2% and 2.0% for fiscal 2017 and 2016, respectively, which is the result of higher volumes and benefit of prior restructuring activities. Restructuring charges were $3 million and $5 million in fiscal 2017 and 2016, respectively.
Fiscal 2016 compared to Fiscal 2015
Fiscal 2016 Engineered Solutions net sales decreased $38 million (10%) to $397 million versus the prior year. Excluding the $12 million unfavorable impact of foreign currency rate changes and sales from the Sanlo product line that we divested in fiscal 2016, core sales declined 6% in fiscal 2016 due to lower sales to OEMs that were reducing excess inventory levels, coupled with unfavorable market conditions in off-highway vehicles and agriculture markets. The operating loss in fiscal 2016 resulted from a $46 million impairment charge related to our maximatecc business and a $5 million loss on the Sanlo divestiture. Operating profit margins were also adversely impacted by unfavorable product mix and reduced absorption on lower production volumes and inventory reduction efforts. In addition, restructuring costs to consolidate facilities and reduce headcount totaled $5 million in fiscal 2016, which further reduced operating profit.
Corporate
Since corporate expenses are considered to be for general corporate purposes, we do not allocate these expenses to our segments. Corporate expenses increased $4 million in fiscal 2017 to $33 million compared to $29 million in fiscal 2016 and $31 million in fiscal 2015. The increase in fiscal 2017 expenses was due to director and officer transition charges of $8 million (comprised of compensation expense, accelerated equity vesting, severance, outplacement, legal signing bonus and relocation costs), partially offset by lower year-over-year professional fees tied to acquisition related costs incurred in the prior year and reductions in outside service and consulting expenses.
Financing Costs, Net
Net financing costs stayed relatively consistent at $30 million in fiscal 2017, $29 million in fiscal 2016 and $28 million in fiscal 2015.
Income Tax Expense
The Company’s income tax expense or benefit is impacted by a number of factors, including the amount of taxable earnings generated in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates in the jurisdictions where we do business, and our ability to utilize various tax credits and loss carryforwards to reduce income tax expense. The Company’s global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Income tax expense also includes the impact of provision to tax return adjustments, changes in valuation allowances and reserve requirements for unrecognized tax benefits. Pre-tax (loss) earnings, income tax (benefit) expense and effective income tax rate for the past three years were as follows:

	Year Ended August 31,
	2017	2016	2015
(Loss) earnings before income tax (benefit) expense	$(82,691)	$(130,344)	$25,391
Income tax (benefit) expense	(16,478)	(25,170)	5,519
Effective income tax rate	19.9%	19.3%	21.7%

The comparability of pre-tax (loss) earnings, income tax (benefit) expense and the related effective income tax rates are impacted by impairment and other divestiture charges. Fiscal 2017 results included $117 million ($109 million after tax) of impairment and other divestiture charges, while 2016 and 2015 results included $187 million ($169 million after tax) and $84 million ($83 million after tax) in impairment charges, respectively.  Excluding the impairment and other divestiture charges, the fiscal 2017 effective tax rate was (24.4)%, which improved from the fiscal 2016 effective tax rate, excluding the impairment charge, of (13.7)% due to a favorable mix of taxable earnings, the benefits of tax planning initiatives and discrete tax adjustments. The fiscal 2017 impairment and other divestiture charges generated an income tax benefit of $8 million as deferred tax benefits were booked as part of the impairment and other divestiture charges; but will substantially reverse in the first half of fiscal 2018 when the sale transaction of the Viking business is expected to close (pending regulatory and governmental approvals) and those same deferred tax benefits are divested.
Both the current and prior year income tax provisions were impacted by the mix of earnings in foreign jurisdictions with income tax rates lower than the U.S. federal income tax rate and the amount of income tax benefits from global tax planning initiatives. The Company’s (loss) earnings before income taxes, excluding impairment and other divestiture charges, included approximately 63% of earnings from foreign jurisdictions for fiscal 2017 compared to 53% in fiscal 2016. In addition, global tax planning initiatives resulting from certain business losses recognized for tax purposes from prior years for which no benefits were previously recognized resulted in a $15 million benefit for fiscal 2017, while prior year tax planning related to certain currency gains and losses recognized for tax purposes resulted in a $6 million benefit for fiscal 2016. The tax benefits related to tax planning initiatives in the current year are not expected to repeat in future periods due to certain tax attributes that are no longer available and subsequent changes in relevant tax law.
Divestiture Activities
During the fourth quarter of fiscal 2017, the Company signed a definitive agreement to sell the Viking business (Energy segment) for $12 million, net of estimated transaction costs and working capital adjustment. The divestiture results in the Company's exit from the offshore mooring market and significantly limits our exposure to the upstream, offshore oil & gas market. As a result, the Company recognized impairment and other divestiture charges in fiscal 2017 of $117 million, comprised of: (i) $29 million cash charge related to the operating lease buyout of certain rental assets; (ii) non-cash impairment charge of $85 million representing the excess of the net book value of assets held for sale to the anticipated proceeds which includes $69 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition and (iii) $3 million of other divestiture charges. The write down of net assets generated an income tax benefit of $8 million in fiscal 2017; see Note 12, “Income Taxes” for further discussion. Refer to Note 5, “Divestiture Activities” in the notes to the consolidated financial statements for information regarding the carrying value of assets and liabilities held for sale as of August 31, 2017.
The results of the Viking business (which had net sales of $19 million and operating loss of $12 million in fiscal 2017) are not material to the consolidated financial results and are included in continuing operations. The sale transaction is expected to close in the first half of fiscal 2018 (pending regulatory and governmental approvals) and we anticipate recognizing an additional $15 million to $20 million in after tax charges upon closing.
Liquidity and Capital Resources
At August 31, 2017, cash and cash equivalents was comprised of $195 million of cash held by foreign subsidiaries and $35 million held domestically. We periodically utilize income tax safe harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent. We had $5 million, $54 million and $160 million in temporary intercompany advances outstanding at August 31, 2017, 2016 and 2015, respectively. The following table summarizes the cash flow attributable to operating, investing and financing activities (in millions):

	Year Ended August 31,
	2017	2016	2015
Net cash provided by operating activities	$88	$118	$131
Net cash used in investing activities	(28)	(83)	(21)
Net cash used in financing activities	(14)	(18)	(15)
Effect of exchange rate changes on cash	4	(5)	(35)
Net increase in cash and cash equivalents	$50	$11	$60

Cash flow from operations was $88 million in fiscal 2017, a decrease of $30 million from the prior year due primarily to lower cash earnings. These cash flows from operations and existing cash balances were utilized to fund $28 million of capital expenditures and $19 million of principal repayments on our term loan.
Cash flow from operating activities in fiscal 2016 were $118 million, a $13 million reduction from fiscal 2015 due to lower cash earnings, somewhat offset by improved working capital management, reduced cash tax payments and lower annual incentive compensation payments. Operating cash flows, $7 million of proceeds from the sale leaseback of several facilities and existing cash balances were utilized to repurchase 712,955 shares of common stock ($17 million) and fund $82 million of acquisitions and $20 million of capital expenditures.

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

Primary Working Capital Management
We use primary working capital as a percentage of sales as a key metric for working capital efficiency. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three month's sales annualized. The following table shows the components of our primary working capital (amounts in millions):

	August 31, 2017		August 31, 2016
	$	PWC %	$	PWC %
Accounts receivable, net	$190	17%	$187	17%
Inventory, net	144	13%	131	12%
Accounts payable	(133)	(12)%	(115)	(10)%
Net primary working capital	$201	18%	$203	18%
Total primary working capital was $201 million at August 31, 2017 which decreased modestly compared to $203 million at the August 31, 2016. The net impact of foreign currency exchange rates and acquisitions/divestiture activity were minimal during the year.

Liquidity
Our Senior Credit Facility matures on May 8, 2020, which includes a $600 million revolving credit facility, a $300 million term loan and a $450 million expansion option. Quarterly principal payments of $4 million on the term loan commenced on June 30, 2016, increased to $8 million per quarter on June 30, 2017 and extend through March 31, 2020, with the remaining principal due at maturity. At August 31, 2017, we had $230 million of cash and cash equivalents. Unused revolver capacity was $597 million at August 31, 2017, of which $101 million was available for borrowing. We believe that the revolver, combined with our existing cash on hand and anticipated operating cash flows will be adequate to meet operating, debt service, stock buyback, acquisition and capital expenditure funding requirements for the foreseeable future.
Seasonality and Working Capital
Although there are modest seasonal factors within certain of our businesses, on a consolidated basis, we do not experience material changes in seasonal working capital or capital resource requirements. We meet working capital and capital expenditure requirements through a combination of cash on hand, operating cash flow and revolver availability under our Senior Credit Facility.
Our receivables are derived from a diverse customer base spread across a number of industries, with our largest single customer generating approximately 3% of fiscal 2017 net sales.
Capital Expenditures
The majority of our manufacturing activities consist of assembly operations. We believe that our capital expenditure requirements are not as extensive as other industrial companies given the nature of our operations. Capital expenditures were $28 million, $20 million and $23 million in fiscal 2017, 2016 and 2015, respectively. Capital expenditures for fiscal 2018 are expected to be $25 - $30 million, but could vary from that depending on business performance, growth opportunities and the amount of assets leased instead of purchased.
Commitments and Contingencies
Given our desire to allocate cash flow and revolver availability to fund growth initiatives, we have historically leased most of our operating equipment and facilities. We lease certain facilities, computers, equipment and vehicles under various operating lease agreements, generally over periods ranging from one to twenty years. Under most arrangements, we pay the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable us to renew the lease based upon fair value rental rates on the date of expiration of the initial lease.
We are contingently liable for certain lease payments under leases of businesses that we previously divested or spun-off. Some of these businesses were subsequently sold to third parties. If any of these businesses do not fulfill their future lease payment obligations under the leases, we could be liable for such leases. The present value of future minimum lease payments for these leases was $13 million using a weighted average discount rate of 2.29% at August 31, 2017 (including $11 million related to the former Electrical segment). As of August 31, 2017, the present value of future minimum lease payments on previously divested or spun-off businesses were as follows: $3 million in fiscal 2018; $2 million in each fiscal 2019, 2020 and 2021; $1 million in fiscal 2022 and $3 million in aggregate thereafter.
We had outstanding letters of credit totaling $14 million and $18 million at August 31, 2017 and 2016, respectively, the majority of which relate to commercial contracts and self-insured workers compensation programs.

Contractual Obligations
The timing of payments due under our contractual commitments is as follows (in millions):

	Payments Due
	2018	2019	2020	2021	2022	Thereafter	Total
Debt (short- and long-term)	$30	$30	$218	$—	$288	$—	$566
Interest on long-term debt	25	24	23	16	14	—	102
Operating leases	28	23	19	13	11	13	107
Rental asset lease buyout liability	29	—	—	—	—	—	29
Deferred acquisition purchase price	—	2	—	—		—	2
	$112	$79	$260	$29	$313	$13	$806

Interest on long-term debt assumes the current interest rate environment and revolver borrowings consistent with August 31, 2017 debt levels. The rental asset lease buyout liability relates to the operating lease buyout of certain rental assets related to the pending sale of our Viking business. See Note 5, "Divestiture Activities" in the notes to the consolidated financial statements.
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
We have long-term obligations related to our deferred compensation, pension and postretirement plans that are excluded from this table, summarized in Note 11, “Employee Benefit Plans” in the notes to consolidated financial statements.
Our liability for unrecognized tax benefits was $31 million at August 31, 2017, but is not included in the table of contractual obligations because the timing of the potential settlements of these uncertain tax positions cannot be reasonably estimated.
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
Revenue recognition: We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability of the sales price is reasonably assured. For product sales, delivery does not occur until the passage of title and risk of loss have transferred to the customer (generally when products are shipped). Revenue from service and rental contracts are recognized when the services are provided or ratably over the contract term. Revenue for highly custom product sales with a project duration greater than three months and exceeding a value of approximately $0.5 million is generally recognized under the percentage-of-completion method utilizing efforts expended or cost-to-cost input measures. Revenues for long-term contracts that do not meet these criteria are recognized under the completed contract method once delivery has occurred and passage of title and risk of loss have transfered to the customer.We record allowances for discounts, product returns and customer incentives at the time of sale as a reduction of revenue as such allowances can be reliably estimated based on historical experience and known trends. We also offer warranty on our products and accrue for warranty claims at the time of sale based upon the length of the warranty period, historical warranty cost trends and any other related information.
Inventories:  Inventories are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 18% and 21% of total inventories at August 31, 2017 and 2016, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, the inventory balance would be higher than the amount in the consolidated balance sheet by $4 million at both August 31, 2017 and 2016, respectively. We perform an analysis of the historical sales usage of the individual inventory items on hand and a reserve is recorded to adjust inventory cost to market value. The inventory valuation assumptions used are based on historical experience. We believe that such estimates are made based on consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.
Goodwill and Long-Lived Assets:
Goodwill Impairment Review, Estimates and Sensitivity: The purchase price allocation for acquired businesses typically results in recording goodwill and other intangible assets, which are a significant portion of our total assets. On an annual basis, or more frequently if triggering events occur, we compare the estimated fair value of our reporting units to their carrying value to determine if impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded. The estimated fair value represents the amount we believe a reporting unit could be bought or sold for in a current transaction between willing parties on an arms-length basis.
In estimating the fair value of a reporting unit, we generally use a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The expected future revenue growth rates and operating profit margins are determined after taking into consideration our historical revenue growth rates and earnings levels, our assessment of future market potential and our expectations of future business performance. Under the discounted cash flow approach, the fair value is calculated as the sum of the projected discounted cash flows over a discrete seven year period plus an estimated terminal value. In certain circumstances, we also review a market approach in which a trading multiple is applied to a forecasted EBITDA (earnings before interest, income taxes, depreciation and amortization) of the reporting unit to arrive at the estimated fair value.
Fiscal 2017 Year-End Impairment Test:  Our annual fiscal 2017 impairment review resulted in one reporting unit (Cortland) having an estimated fair value that exceeded the carrying value (expressed as a percentage of the carrying value) by less than 30%. While we believe that the Cortland business will generate positive cash flow and earnings in the long-term, the financial projections utilized in the impairment review considered both historical results, current challenging conditions in the global oil & gas markets and the strategic sales initiatives of the reporting unit. The future financial results of this reporting unit are dependent on the realization of savings from restructuring actions and material cost reductions, the timing and level of recovery in the global oil & gas markets and our ability to retain and win new business in the medical and other non-oil & gas markets. The assumptions that have the most significant impact on determination of the fair value of the Cortland reporting unit are the discount rate (10.4% at August 31, 2017) and sales growth rate, including 3.0% in the terminal year. A 100 basis point increase in the discount rate results in a reduction to the estimated fair value of the reporting unit by 14%, while a reduction in the terminal year sales growth rate assumption by 100 basis points would decrease the estimated fair value by 9%. The carrying value of the Cortland reporting unit was $90 million (including $36 million in goodwill) at August 31, 2017.

Fiscal 2016 Impairment Charge: During the second quarter of fiscal 2016, we determined that there were interim “triggering events” that required a review of the recoverability of the goodwill and long-lived assets of three reporting units (Cortland, Viking and maximatecc).

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

In the fourth quarter of fiscal 2017, related to the pending sale of our Viking business, we recognized an $85 million long-lived asset impairment, representing the excess of the net book value of assets held for sale over the anticipated proceeds which includes $69 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition. See Note 5, "Divestiture Activities" in the notes to the consolidated financial statements for further discussion.

In the second quarter of fiscal 2016, the undiscounted operating cash flows of our Viking business did not exceed their carrying value and therefore a $52 million long-lived asset impairment was recognized, including $28 million of amortizable intangible assets and $24 million of fixed assets (primarily mooring rental assets).

A considerable amount of management judgment and assumptions are required in performing impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, future additional impairment charges could be required. Weakening industry or economic trends, disruptions to our business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets or in entity structure and divestitures may adversely impact the assumptions used in the valuations and ultimately result in future impairment charges.
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
Employee Benefit Plans: We provide a variety of benefits to employees and former employees, including in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on an August 31 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return on plan assets and health care cost trend rates. We determine the discount rate assumptions by referencing high-quality, long-term bond rates that are matched to the duration of our benefit obligations, with appropriate consideration of local market factors, participant demographics and benefit payment forecasts. At August 31, 2017 and 2016, the discount rate on domestic benefit plans was 3.60% and 3.45%, respectively. In estimating the expected return on plan assets, we consider historical returns, forward-looking considerations, inflation assumptions and the asset allocation strategy in investing such assets. Domestic benefit plan assets consist primarily of participating units in mutual funds, index funds and bond funds. The expected return on domestic benefit plan assets was 7.00% and 7.15% at August 31, 2017 and 2016, respectively. A 25 basis point change in the assumptions for the discount rate or expected return on plan assets would not materially change fiscal 2018 domestic benefit plan expense.

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
Income Taxes:   Judgment is required to determine the annual effective income tax rate, deferred tax assets and liabilities, reserves for unrecognized tax benefits and any valuation allowances recorded against net deferred tax assets. Our effective income tax rate is based on annual income, statutory tax rates, tax planning opportunities available in the various jurisdictions in which we operate and other adjustments. Our annual effective income tax rate includes the impact of discrete income tax matters including adjustments to reserves for uncertain tax positions and the benefits of various income tax planning activities.  Tax regulations require items to be included in our tax returns at different times than these same items are reflected in our financial statements. As a result, the effective income tax rate in our financial statements differs from that reported in our tax returns. Some of these differences are permanent, such as expenses that are not deductible on our tax return, while others are temporary differences, such as amortization and depreciation expense.
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
Item  7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in foreign currency exchange rates and interest rates and, to a lesser extent, commodities. To reduce such risks, we selectively use financial instruments and other proactive management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading or speculative purposes. A discussion of our accounting policies for derivative financial instruments is included within Note 9, “Derivatives” in the notes to the consolidated financial statements.
Foreign Currency Risk—We maintain operations in the U.S. and various foreign countries. Our non-U.S. operations, the largest of which are located in Australia, the Netherlands, the United Kingdom, Mexico, United Arab Emirates and China, have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions, primarily forward foreign currency swaps, that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 9, “Derivatives” in the notes to the consolidated financial statements for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.
The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, annual sales and operating profit were remeasured assuming a ten percent reduction in foreign exchange rates compared with the U.S. dollar. Under this assumption, annual sales and operating profit would have been $53 million and $3 million lower, respectively, for the twelve months ended August 31, 2017. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a ten percent decline in foreign currency exchange rates relative to the U.S. dollar on our August 31, 2017 financial position would result in a $58 million reduction to equity (accumulated other comprehensive loss), as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
Interest Rate Risk—We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow because the interest rate on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility. A ten percent increase in the average cost of our variable rate debt would have resulted in an approximate $1 million increase in financing costs for the year ended August 31, 2017.

Commodity Risk—We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel and plastic resin are subject to price fluctuations, which could have a negative impact on our results. We strive to timely pass along such commodity price increases to customers to avoid profit margin erosion.

Item 8.        Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Actuant Corporation:

In our opinion, the consolidated balance sheets and the related statements of operations, comprehensive loss, cash flows, and of shareholders’ equity present fairly, in all material respects, the financial position of Actuant Corporation and its subsidiaries at August 31, 2017 and August 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
October 26, 2017

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended August 31,
	2017	2016	2015
Net sales	$1,095,784	$1,149,410	$1,249,254
Cost of products sold	716,067	746,013	787,413
Gross profit	379,717	403,397	461,841
Selling, administrative and engineering expenses	277,488	274,497	299,601
Amortization of intangible assets	20,474	22,943	24,333
Loss on product line divestiture	—	5,092	—
Director & officer transition charges	7,784	—	—
Restructuring charges	7,228	14,571	—
Impairment & other divestiture charges	116,979	186,511	84,353
Operating (loss) profit	(50,236)	(100,217)	53,554
Financing costs, net	29,703	28,768	28,057
Other expense, net	2,752	1,359	106
(Loss) earnings before income tax (benefit) expense	(82,691)	(130,344)	25,391
Income tax (benefit) expense	(16,478)	(25,170)	5,519
Net (loss) earnings	(66,213)	(105,174)	19,872

(Loss) earnings per share
Basic	$(1.11)	$(1.78)	$0.32
Diluted	$(1.11)	$(1.78)	$0.32

Weighted average common shares outstanding
Basic	59,436	59,010	61,262
Diluted	59,436	59,010	62,055

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended August 31,
	2017	2016	2015
Net (loss) earnings	$(66,213)	$(105,174)	$19,872
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	20,470	(32,203)	(143,703)
Pension and other postretirement benefit plans	4,092	(6,003)	(1,506)
Cash flow hedges	—	23	(23)
Total other comprehensive income (loss), net of tax	24,562	(38,183)	(145,232)
Comprehensive loss	$(41,651)	$(143,357)	$(125,360)

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	August 31,
	2017	2016
A S S E T S
Current assets
Cash and cash equivalents	$229,571	$179,604
Accounts receivable, net	190,206	186,829
Inventories, net	143,651	130,756
Assets held for sale	21,835	—
Other current assets	61,663	45,463
Total current assets	646,926	542,652
Property, plant and equipment
Land, buildings and improvements	43,737	41,504
Machinery and equipment	227,535	268,362
Gross property, plant and equipment	271,272	309,866
Less: Accumulated depreciation	(176,751)	(195,851)
Property, plant and equipment, net	94,521	114,015
Goodwill	530,081	519,276
Other intangible assets, net	220,489	239,475
Other long-term assets	24,938	23,242
Total assets	$1,516,955	$1,438,660

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities
Trade accounts payable	$133,387	$115,051
Accrued compensation and benefits	50,939	46,901
Current maturities of debt and short-term borrowings	30,000	18,750
Income taxes payable	6,080	9,254
Liabilities held for sale	101,083	—
Other current liabilities	57,445	51,956
Total current liabilities	378,934	241,912
Long-term debt, net	531,940	561,681
Deferred income taxes	29,859	31,356
Pension and postretirement benefit liabilities	19,862	25,667
Other long-term liabilities	55,821	57,094
Total liabilities	1,016,416	917,710
Commitments and contingencies (Note 16)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 80,200,110 and 79,393,393 shares, respectively	16,040	15,879
Additional paid-in capital	138,449	114,980
Treasury stock, at cost, 20,439,434 shares	(617,731)	(617,731)
Retained earnings	1,191,042	1,259,645
Accumulated other comprehensive loss	(227,261)	(251,823)
Stock held in trust	(2,696)	(2,646)
Deferred compensation liability	2,696	2,646
Total shareholders’ equity	500,539	520,950
Total liabilities and shareholders’ equity	$1,516,955	$1,438,660
The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2017	2016	2015
Operating Activities
Net (loss) earnings	$(66,213)	$(105,174)	$19,872
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Non-cash items:
Impairment & other divestiture charges, net of tax benefit	108,860	169,056	82,635
Depreciation and amortization	43,110	47,777	53,239
Stock-based compensation expense	16,733	10,442	12,046
Benefit for deferred income taxes	(8,956)	(17,403)	(12,221)
Amortization of debt issuance costs	1,657	1,652	1,897
Other non-cash adjustments	1,202	(517)	805
Gain on disposal of business, net of tax benefit	—	(1,557)	—
Changes in components of working capital and other:
Accounts receivable	(3,475)	20,261	12,827
Inventories	(11,277)	10,202	6,608
Trade accounts payable	18,117	(7,727)	(19,801)
Prepaid expenses and other assets	(5,367)	(3,291)	(8,761)
Income taxes payable/receivable	(11,298)	(7,916)	(11,629)
Accrued compensation and benefits	3,752	3,912	(6,478)
Other accrued liabilities	1,002	(2,020)	395
Cash provided by operating activities	87,847	117,697	131,434

Investing Activities
Capital expenditures	(28,195)	(20,209)	(22,516)
Proceeds from sale of property, plant and equipment	570	9,296	1,244
Business acquisitions, net of cash acquired	—	(81,916)	—
Proceeds from sale of product line, net of transaction costs	—	9,695	—
Cash used in investing activities	(27,625)	(83,134)	(21,272)

Financing Activities
Net borrowings (repayments) on revolving credit facility	—	(210)	220
Principal repayments on term loan	(18,750)	(3,750)	(3,375)
Proceeds from term loan	—	—	213,375
Redemption of 5.625% Senior Notes	(500)	—	(11,941)
Purchase of treasury shares	—	(17,101)	(212,003)
Debt issuance costs	—	—	(2,025)
Taxes paid related to the net share settlement of equity awards	(1,065)	(1,409)	(2,466)
Stock option exercises, related tax benefits and other	8,917	6,416	5,396
Payment of contingent acquisition consideration	(742)	—	—
Cash dividend	(2,358)	(2,376)	(2,598)
Cash used in financing activities	(14,498)	(18,430)	(15,417)
Effect of exchange rate changes on cash	4,243	(5,375)	(34,911)
Net increase in cash and cash equivalents	49,967	10,758	59,834
Cash and cash equivalents - beginning of period	179,604	168,846	109,012
Cash and cash equivalents - end of period	$229,571	$179,604	$168,846
The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2014	78,481	$15,695	$93,449	$(388,627)	$1,349,602	$(68,408)	$(4,083)	$4,083	$1,001,711
Net earnings	—	—	—	—	19,872	—	—	—	19,872
Other comprehensive loss, net of tax	—	—	—	—	—	(145,232)	—	—	(145,232)
Stock contribution to employee benefit plans and other	12	4	459	—	—	—	—	—	463
Restricted stock awards	365	73	(73)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,298)	—	—	—	(2,298)
Treasury stock repurchases	—	—	—	(212,003)	—	—	—	—	(212,003)
Stock based compensation expense	—	—	12,046	—	—	—	—	—	12,046
Stock option exercises	65	13	1,134	—	—	—	—	—	1,147
Tax effect of stock option exercises and restricted stock vesting	—	—	(2,955)	—	—	—	—	—	(2,955)
Stock issued to, acquired for and distributed from rabbi trust	10	2	248	—	—	—	(209)	209	250
Balance at August 31, 2015	78,933	15,787	104,308	(600,630)	1,367,176	(213,640)	(4,292)	4,292	673,001
Net loss	—	—	—	—	(105,174)	—	—	—	(105,174)
Other comprehensive loss, net of tax	—	—	—	—	—	(38,183)	—	—	(38,183)
Stock contribution to employee benefit plans and other	20	4	449	—	—	—	—	—	453
Restricted stock awards	235	47	(47)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,357)	—	—	—	(2,357)
Treasury stock repurchases	—	—	—	(17,101)	—	—	—	—	(17,101)
Stock based compensation expense	—	—	10,442	—	—	—	—	—	10,442
Stock option exercises	175	35	3,529	—	—	—	—	—	3,564
Tax effect of stock option exercises and restricted stock vesting	—	—	(3,943)	—	—	—	—	—	(3,943)
Stock issued to, acquired for and distributed from rabbi trust	30	6	242	—	—	—	1,646	(1,646)	248
Balance at August 31, 2016	79,393	15,879	114,980	(617,731)	1,259,645	(251,823)	(2,646)	2,646	520,950
Net loss	—	—	—	—	(66,213)	—	—	—	(66,213)
Other comprehensive income, net of tax	—	—	—	—	—	24,562	—	—	24,562
Stock contribution to employee benefit plans and other	17	3	890	—	—	—	—	—	893
Restricted stock awards	397	79	(79)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,390)	—	—	—	(2,390)
Stock based compensation expense	—	—	16,733	—	—	—	—	—	16,733
Stock option exercises	374	75	7,687	—	—	—	—	—	7,762
Tax effect of stock option exercises and restricted stock vesting	—	—	(2,042)	—	—	—	—	—	(2,042)
Stock issued to, acquired for and distributed from rabbi trust	19	4	280	—	—	—	(50)	50	284
Balance at August 31, 2017	80,200	$16,040	$138,449	$(617,731)	$1,191,042	$(227,261)	$(2,696)	$2,696	$500,539
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents
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
Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (18.0% and 21.0% of total inventories in 2017 and 2016, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than reported amounts in the consolidated balance sheets by $3.9 million and $3.7 million at August 31, 2017 and 2016, respectively.
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
Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from ten to forty years for buildings and improvements and two to fifteen years for machinery and equipment. Equipment includes assets (joint integrity tools) which are rented to customers of our Energy segment businesses. Leasehold improvements are amortized over the life of the related asset or the term of the lease, whichever is shorter.
Goodwill and Other Intangible Assets: Other intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, trademarks and non-compete agreements, are amortized over periods from one to twenty-five years. Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing.
The Company’s goodwill is tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units using a fair value method based on management’s judgments and assumptions. In estimating the fair value, the Company utilizes a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The estimated fair value of the reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recorded. Indefinite lived intangible assets are also subject to an annual impairment test. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite lived intangible assets are evaluated by the Company to determine if an impairment charge is required. A considerable amount of management judgment is required in performing impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Product Warranty Costs: The Company generally offers its customers a warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the changes in product warranty reserves for fiscal years 2017 and 2016 (in thousands):

	2017	2016
Beginning balance	$5,592	$3,719
Provision for warranties	5,608	5,985
Warranty payments and costs incurred	(4,714)	(4,058)
Impact of changes in foreign currency rates	130	(57)
Warranty reserve of acquired business	—	3
Ending balance	$6,616	$5,592
Revenue Recognition: The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability of the sales price is reasonably assured. For product sales, delivery does not occur until the passage of title and risk of loss have transferred to the customer (generally when products are shipped). Revenue from services and rental contracts are recognized when the services are provided or ratably over the contract term. Revenue for highly custom product sales with a project duration greater than three months and exceeding a value of approximately $0.5 million is generally recognized under the percentage-of-completion method utilizing efforts expended or cost-to-cost input measures. Revenues for long-term contracts that do not meet these criteria are recognized under the completed contract method once delivery has occurred and passage of title and risk of loss have transfered to the customer. Unearned revenue related to long-term customer contracts was $10.1 million and $7.7 million at August 31, 2017 and 2016, respectively. Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company generally does not require collateral or other security for receivables and provides for an allowance for doubtful accounts based on historical experience and a review of its existing receivables. Accounts receivable are stated net of an allowance for doubtful accounts of $11.2 million and $7.8 million at August 31, 2017 and 2016, respectively.
Shipping and Handling Costs: The Company records costs associated with shipping its products in cost of products sold.
Research and Development Costs: Research and development costs consist primarily of an allocation of overall engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $21.9 million, $18.3 million and $17.7 million in fiscal 2017, 2016 and 2015, respectively. The Company also incurs significant costs in connection with fulfilling custom orders and developing solutions for unique customer needs which are not included in these research and development expense totals.
Other Income/Expense: Other income and expense primarily consists of net foreign currency exchange transaction losses of $3.1 million, $1.3 million and $0.1 million in fiscal 2017, 2016 and 2015, respectively.

Financing Costs: Financing costs represent interest expense, financing fees and amortization of debt issuance costs, net of interest income. Interest income was $1.2 million, $1.7 million and $1.9 million for fiscal 2017, 2016 and 2015, respectively.
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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accumulated Other Comprehensive Loss: The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	August 31,
	2017	2016
Foreign currency translation adjustments	$207,804	$228,274
Pension and other postretirement benefit plans, net of tax	19,457	23,549
Accumulated other comprehensive loss	$227,261	$251,823
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance was adopted in the fourth quarter of fiscal 2017 in connection with our annual impairment testing, though no impairment charges resulted from our 2017 impairment testing.
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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09 and subsequent updates included in ASU 2016-10, ASU 2016-12 and ASU 2017-13, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years beginning on or after December 15, 2017 (fiscal 2019 for the Company). The Company has begun assessing its various revenue streams to identify performance obligations under these ASUs and the key aspects of the standard that will impact the Company's revenue recognition process. Based upon our preliminary assessments, these standards may impact our allocation of contract revenue between various products and services and the timing of when those revenues are recognized, but do not expect a material or significant impact to amounts recognized. Given the diversity of its commercial arrangements, the Company is continuing to assess the impact these standards may have on its consolidated results of operation, financial position, cash flows and financial statement disclosures.
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
Note 2. Director & Officer Transition Charges
During the year-ended August 31, 2017, the Company recorded separation and transition charges of $7.8 million in connection with the retirement of one director of the Company's Board of Directors and the transition of the Executive Vice President/Chief Financial Officer. The charges were mainly comprised of compensation expense for accelerated equity vesting, severance, outplacement, legal, signing bonus and relocation costs.
Note 3. Restructuring Charges
The Company has committed to various restructuring initiatives including workforce reductions, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low cost alternatives and the centralization and standardization of certain administrative functions. Total restructuring charges for these activities were $7.2 million and $14.6 million for the year-ended August 31, 2017 and 2016, respectively and impacted all segments. Liabilities for severance will generally be paid during the next twelve months, while future lease payments related to facilities vacated as a result of restructuring will be paid over the underlying remaining lease terms.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following rollforwards summarize restructuring reserve activity by segment (in thousands):

	Year Ended August 31, 2017
	Industrial	Energy	Engineered Solutions	Corporate	Total
Balance as of August 31, 2016	$1,343	$3,021	$1,863	$46	$6,273
Restructuring charges	1,687	1,942	3,488	111	7,228
Cash payments	(2,384)	(1,460)	(3,582)	(83)	(7,509)
Other non-cash uses of reserve	(436)	(41)	(6)	(44)	(527)
Impact of changes in foreign currency rates	(8)	151	29	—	172
Balance as of August 31, 2017	$202	$3,613	$1,792	$30	$5,637

	Year Ended August 31, 2016
	Industrial	Energy	Engineered Solutions	Corporate	Total
Balance as of August 31, 2015	$—	$—	$—	$—	$—
Restructuring charges	3,158	5,544	5,411	458	14,571
Cash payments	(1,772)	(2,345)	(3,199)	(203)	(7,519)
Other non-cash uses of reserve	(54)	(166)	(364)	(209)	(793)
Impact of changes in foreign currency rates	11	(12)	15	—	14
Balance as of August 31, 2016	$1,343	$3,021	$1,863	$46	$6,273
Note 4.    Acquisitions
During the fourth quarter of fiscal 2017, the Company signed a definitive agreement to purchase Mirage, a manufacturer of industrial and energy maintenance tools, for approximately $16 million, plus potential future performance-based consideration. The acquisition is expected to close in the first half of fiscal 2018, pending pre-close conditions.
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
The Company makes an initial allocation of the purchase price, at the date of acquisition, based upon the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value and adjust the purchase price allocation accordingly.
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
The Company also acquired the assets of the Middle East, Caspian and the North African business of FourQuest Energy Inc. ("Pipeline and Process Services") for $65.5 million on March 30, 2016. This Hydratight tuck-in acquisition was funded with existing cash and expands the geographic presence and service offerings of the Energy segment, including pipeline pre-commissioning, engineering, chemical cleaning and leak testing. The purchase price resulted in $37.4 million of goodwill (which is not deductible for tax purposes) and $8.7 million of intangible assets, including $8.0 million of customer relationships and $0.7 million of non-compete agreements. During fiscal 2017, goodwill related to this acquisition increased by $1.1 million as a result of adjustments to reflect the fair value of acquired accounts receivable and accounts payable.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total sales in fiscal 2017 and 2016 for these two acquired business were $32.8 million and $19.1 million, respectively. The Company incurred acquisition transaction costs of $2.1 million in fiscal 2016 (included in selling, administrative and engineering expenses in the consolidated statement of operations), related to these two acquisitions.
The following unaudited pro forma operating results give effect to these two acquisitions as though the transactions and related financing activities had occurred on September 1, 2014 (in thousands, except per share amounts).

	2016	2015
Net Sales
As reported	$1,149,410	$1,249,254
Pro Forma	1,175,304	1,275,965
Net (loss) earnings
As reported	$(105,174)	$19,872
Pro Forma	(100,927)	20,361
Basic (loss) earnings per share
As reported	$(1.78)	$0.32
Pro Forma	(1.71)	0.33
Diluted (loss) earnings per share
As reported	$(1.78)	$0.32
Pro Forma	(1.71)	0.33
Note 5.   Divestiture Activities
During the fourth quarter of fiscal 2017, the Company signed a definitive agreement to sell the Viking business (Energy segment) for $12 million, net of estimated transaction costs and working capital adjustment. The divestiture results in the Company's exit from the offshore mooring market and significantly limits our exposure to upstream, offshore oil & gas. As a result, the Company recognized impairment and other divestiture charges in fiscal 2017 of $117.0 million, comprised of: (i) $28.6 million cash charge related to the operating lease buyout of certain rental assets; (ii) non-cash impairment charge of $85.1 million representing the excess of the net book value of assets held for sale to the anticipated proceeds which includes $69.0 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition and (iii) $3.3 million of other divestiture charges. The write down of net assets generated an income tax benefit of $8.1 million in fiscal 2017; see Note 12, “Income Taxes” for further discussion.
The following is a summary of the assets and liabilities held for sale of the Viking business (in thousands):

August 31, 2017
Accounts receivable, net	$2,426
Inventories, net	190
Property, plant & equipment, net	7,534
Prepaid expenses and other current assets	1,927
Other long-term assets	9,758
Assets held for sale	$21,835

Trade accounts payable	$1,883
Other current liabilities (including divestiture accruals)	1,637
Rental asset lease buyout liability	28,644
Reserve for cumulative translation adjustment	68,919
Liabilities held for sale	$101,083
The results of the Viking business (which had net sales of $18.7 million and operating loss of $11.7 million in fiscal 2017) are not material to the consolidated financial results and are included in continuing operations. The sale transaction is expected to close in the first half of fiscal 2018 (pending regulatory and governmental approvals) and we anticipate recognizing an additional $15.0 million to $20.0 million in after tax product line disposal charges upon closing.
On August 25, 2016, the Company completed the divestiture of its Sanlo business (Engineered Solutions segment) for $9.7 million in cash, net of transaction costs. This divestiture resulted in a $5.1 million pre-tax loss, but a $1.6 million gain net of tax. The results of the Sanlo business (which had net sales of $10.8 million and $12.4 million in fiscal 2016 and 2015, respectively) are not material to the consolidated financial results and are included in continuing operations.
Note 6.    Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of intangible assets and goodwill result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the years ended August 31, 2017 and 2016 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2015	$92,107	$236,450	$279,699	$608,256
Business acquisitions	9,726	36,241	—	45,967
Impairment charge	—	(73,919)	(44,543)	(118,462)
Business divestiture (Sanlo)	—	—	(3,778)	(3,778)
Impact of changes in foreign currency rates	(94)	(11,451)	(1,162)	(12,707)
Balance as of August 31, 2016	101,739	187,321	230,216	519,276
Purchase accounting adjustments	(59)	1,144	—	1,085
Impact of changes in foreign currency rates	$2,195	$365	$7,160	$9,720
Balance as of August 31, 2017	$103,875	$188,830	$237,376	$530,081

The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	Weighted Average Amortization Period (Year)	August 31, 2017			August 31, 2016
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$263,498	$153,003	$110,495	$292,671	$166,252	$126,419
Patents	10	30,401	24,027	6,374	30,296	22,233	8,063
Trademarks and tradenames	18	21,498	9,396	12,102	21,283	7,936	13,347
Non-compete agreements & other	3	6,672	6,234	438	6,627	5,890	737
Indefinite lived intangible assets:
Tradenames	N/A	91,080	—	91,080	90,909	—	90,909
		$413,149	$192,660	$220,489	$441,786	$202,311	$239,475
Amortization expense for future years is estimated to be: $20.4 million in fiscal year 2018, $19.8 million in fiscal 2019, $19.2 million in fiscal 2020, $18.3 million in fiscal 2021, $16.3 million in fiscal 2022 and $35.4 million in aggregate thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates.

Fiscal 2016 Impairment Charge
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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
A summary of the fiscal 2016 impairment charge by reporting unit is as follows (in thousands):

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
Note 7.    Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	August 31,
	2017	2016
Senior Credit Facility
Revolver	$—	$—
Term Loan	277,500	296,250
	277,500	296,250
5.625% Senior Notes	287,559	288,059
Total Senior Indebtedness	565,059	584,309
Less: current maturities of long-term debt	(30,000)	(18,750)
Debt issuance costs	(3,119)	(3,878)
Total long-term debt, less current maturities	$531,940	$561,681
The Company’s Senior Credit Facility matures on May 8, 2020, provides a $600 million revolver, a $300 million term loan and a $450 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from a spread of 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. As of August 31, 2017, the borrowing spread on LIBOR based borrowings was 2.00% (aggregating to a 3.25% variable rate borrowing cost on the outstanding term loan balance). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum. As of August 31, 2017, the unused credit line under the revolver was $597.0 million, of which $101.5 million was available for borrowings. Quarterly term loan principal payments of $3.8 million began on June 30, 2016, increased to $7.5 million per quarter on June 30, 2017 and extend through March 31, 2020, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.50:1. The Company was in compliance with all financial covenants at August 31, 2017.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (ranging from 100.0% to 102.8%), plus accrued and unpaid interest. The Company repurchased $0.5 million and $12 million of the Senior Notes during fiscal 2017 and 2015, respectively.
The Company made cash interest payments of $27.1 million, $27.2 million and $24.8 million in fiscal 2017, 2016 and 2015, respectively.
Note 8.    Fair Value Measurements
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and its variable rate long-term debt approximated book value at August 31, 2017 and 2016 due to their short-term nature and the fact that the interest rates approximated year-end market rates. Foreign currency exchange contracts are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net liability of $0.2 million and $0.7 million at August 31, 2017 and 2016, respectively. The fair value of the foreign currency exchange contracts was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy. The fair value of the Company’s outstanding 5.625% Senior Notes was $295.8 million and $299.6 million at August 31, 2017 and 2016, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.
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
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has historically hedged portions of its forecasted inventory purchases and other cash flows that are denominated in non-functional currencies (cash flow hedges). However, there were no cash flow hedges outstanding at August 31, 2017 and 2016.
The Company also utilizes forward foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. The U.S. dollar equivalent notional value of these short duration foreign currency forward contracts (fair value hedges or non-designated hedges) was $22.0 million and $143.4 million, at August 31, 2017 and 2016, respectively. The fair value of outstanding foreign currency exchange contracts was a liability of $0.2 million and $0.7 million at August 31, 2017 and 2016, respectively. Net foreign currency losses related to these derivative instruments are as follows (in thousands):

	Year Ended August 31,
	2017	2016	2015
Foreign currency losses, net	$(2,962)	$(1,520)	$(95)
Note 10.    Leases
The Company leases certain facilities, computers, equipment and vehicles under various lease agreements generally over periods of one to twenty years. Under most arrangements, the Company pays the property taxes, insurance, maintenance and

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

expenses related to the leased property. Many of the leases include provisions that enable the Company to renew the lease based upon fair value rental rates on the date of expiration of the initial lease.
As of August 31, 2017, future obligations under non-cancelable operating leases were as follows: $28.0 million in fiscal 2018; $22.9 million in fiscal 2019; $18.6 million in fiscal 2020; $13.3 million in fiscal 2021; $10.7 million in fiscal 2022; and $12.7 million in aggregate thereafter. Total rental expense under operating leases was $37.4 million, $37.6 million and $35.7 million in fiscal 2017, 2016 and 2015, respectively.
As discussed in Note 16, “Commitments and Contingencies” the Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun off.
Note 11.    Employee Benefit Plans
U.S. Defined Benefit Pension Plans
All of the U.S. defined benefit pension plans are frozen, and as a result, plan participants no longer earn additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s U.S. defined benefit pension plans as of the respective August 31 measurement date (in thousands):

	2017	2016
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$50,409	$45,612
Interest cost	1,690	1,970
Actuarial (gain) loss	(1,997)	5,604
Benefits paid	(3,296)	(2,777)
Benefit obligation at end of year	$46,806	$50,409
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$39,489	$39,181
Actual return on plan assets	3,599	2,687
Company contributions	235	398
Benefits paid from plan assets	(3,296)	(2,777)
Fair value of plan assets at end of year	40,027	39,489
Funded status of the plans (underfunded)	$(6,779)	$(10,920)
The following table provides detail on the Company’s domestic net periodic benefit income (in thousands):

	Year ended August 31,
	2017	2016	2015
Interest cost	$1,690	$1,970	$1,920
Expected return on assets	(2,867)	(2,997)	(3,143)
Amortization of actuarial loss	1,141	837	828
Net periodic benefit income	$(36)	$(190)	$(395)
At August 31, 2017 and 2016, $16.0 million and $18.4 million, respectively, of pension plan actuarial losses, which have not yet been recognized in net periodic benefit cost, were included in accumulated other comprehensive loss, net of income taxes. During fiscal 2018, $0.7 million of these net of tax actuarial losses are expected to be recognized in net periodic benefit cost.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Weighted-average assumptions used to determine U.S. pension plan obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2017	2016	2015
Assumptions for benefit obligations:
Discount rate	3.60%	3.45%	4.45%
Assumptions for net periodic benefit cost:
Discount rate	3.45%	4.45%	4.15%
Expected return on plan assets	7.15%	7.40%	7.50%

The Company employs a total return on investment approach for its pension plan assets whereby a mix of equity and fixed income investments are used to maximize the long-term return for plan assets, at a prudent level of risk. The investment portfolio contains a blend of equity and fixed income investments. Within the equity allocation, a blend of growth and value investments is maintained in a variety of market capitalizations and diversified between U.S. and non-U.S. stocks. The Company’s targeted asset allocation as a percentage of total plan assets is 60% - 80% in equity securities, with the remainder invested in fixed income securities and cash. Cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis. At August 31, 2017, the Company’s overall expected long-term rate of return for assets in U.S. pension plans was 7.00%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The target return is based on historical returns adjusted to reflect the current view of the long-term investment market.
The fair value of all U.S. pension plan assets is determined based on quoted market prices and therefore all plan assets are determined based on Level 1 inputs, except for fixed income securities which are valued based on Level 2 inputs, as defined in Note 8, “Fair Value Measurements.” The U.S. pension plan investment allocations by asset category were as follows (in thousands):

	Year Ended August 31,
	2017	%	2016	%
Cash and cash equivalents	$395	1.0%	$347	0.9%
Fixed income securities:
Corporate bonds	8,475	21.2	8,372	21.2
Mutual funds	3,139	7.8	3,351	8.5
	11,614	29.0	11,723	29.7
Equity securities:
Mutual funds	28,018	70.0	27,419	69.4
Total plan assets	$40,027	100.0%	$39,489	100.0%
Projected benefit payments from plan assets to participants in the Company’s U.S. pension plans are $2.9 million per year for each of the next five years and $14.6 million in aggregate for the following five years.
Foreign Defined Benefit Pension Plans
The Company has ten foreign defined benefit pension plans which cover certain existing and former employees of businesses outside the U.S. Most of the participants in the foreign defined benefit pension plans are current employees and are earning additional benefits. The funded status of these plans is summarized as follows (in thousands):

	August 31,
	2017	2016
Benefit obligation	$14,645	$16,808
Fair value of plan assets	7,950	8,502
Funded status of plans (underfunded)	$(6,695)	$(8,306)

Net periodic benefit cost for these foreign plans was $1.0 million, $0.7 million and $1.0 million in fiscal 2017, 2016 and 2015, respectively. The weighted average discount rate utilized for determining the benefit obligation at August 31, 2017 and 2016 was 2.3% and 1.9%, respectively. The plan assets of these foreign pension plans consist primarily of participating units in

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

fixed income and equity securities and insurance contracts. The Company’s overall expected long-term rate of return on these investments is 4.6%. During fiscal 2018, the Company anticipates contributing $0.4 million to these pension plans.

Projected benefit payments from plan assets to participants in the these foreign plans are $0.3 million for fiscal 2018, $0.3 million for fiscal 2019, $0.4 million for fiscal 2020, $0.5 million for fiscal 2021, $0.6 million for fiscal 2022 and $2.6 million in aggregate for the following five years.
Other Postretirement Health Benefit Plans
The Company provides other postretirement health benefits (“OPEB”) to certain existing and former employees of domestic businesses it acquired, who were entitled to such benefits prior to acquisition. These unfunded plans had a benefit obligation of $3.8 million and $4.0 million at August 31, 2017 and 2016, respectively. These obligations are determined utilizing assumptions consistent with those used for our U.S. pension plans and a health care cost trend rate of 7.3%, trending downward to 5.0% by the year 2026, and remaining level thereafter. Net periodic benefit (income) costs for other postretirement benefits was less than $0.2 million for each of the fiscal years ended August 31, 2017, 2016 and 2015. Benefit payments from the plan are funded through participant contributions and Company contributions and are projected to be $0.3 million in fiscal 2018.
Defined Contribution Benefit Plans
The Company maintains a 401(k) plan for substantially all full time U.S. employees (the “401(k) Plan”). Under plan provisions, the Company can fund either cash or issue new shares of Class A common stock for its contributions. Amounts are allocated to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan. While contributions vary, the Company generally makes core contributions to employee accounts equal to 3% of each employee’s eligible annual cash compensation, subject to IRS limitations. In addition, the Company matches approximately 25% of each employee’s contribution up to 6% of the employee’s eligible compensation. The Company also maintains a Restoration Plan that allows eligible highly compensated employees (as defined by the Internal Revenue Code) to receive a core contribution as if no IRS limits were in place. Company contributions to the Restoration Plan are made in the form of Actuant common stock and are contributed into each eligible participant’s deferred compensation plan account. Expense recognized related to the 401(k) plan totaled $4.7 million, $4.4 million and $4.3 million for the years ended August 31, 2017, 2016 and 2015, respectively.
In addition to the 401(k) plan, the Company sponsors a non-qualified supplemental executive retirement plan (“the SERP Plan”). The SERP Plan is an unfunded defined contribution plan that covers certain executive employees and has an annual contribution formula based on age and years of service (with Company contributions ranging from 3% to 6% of eligible wages). This unfunded plan had a $1.6 million obligation at both August 31, 2017 and 2016, respectively. Expense recognized for the SERP Plan was $0.3 million per year for fiscal 2017, 2016 and 2015.
Deferred Compensation Plan
The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current cash compensation in order to provide future savings benefits. Eligibility is limited to employees that earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment, in Company common stock, or a combination of the two. The fixed income portion of the plan is unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $20.9 million and $22.2 million are included in the consolidated balance sheets at August 31, 2017 and 2016, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense in "Financing costs, net" of $1.6 million, $1.6 million and $1.8 million for the years ended August 31, 2017, 2016 and 2015, respectively, for non-funded interest on participant deferrals in the fixed income investment option. Company common stock contributions to fund the plan are held in a rabbi trust, accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value of Actuant common stock are not recognized.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 12.    Income Taxes
Income tax (benefit) expense is summarized as follows (in thousands):

	Year ended August 31,
	2017	2016	2015
Currently payable:
Federal	$(14,769)	$2,205	$(126)
Foreign	15,665	11,838	21,200
State	(850)	912	(1,616)
	46	14,955	19,458
Deferred:
Federal	603	(12,470)	(4,416)
Foreign	(16,837)	(23,797)	(9,199)
State	(290)	(3,858)	(324)
	(16,524)	(40,125)	(13,939)
Income tax (benefit) expense	$(16,478)	$(25,170)	$5,519

Income tax (benefit) expense recognized in the accompanying consolidated statements of operations differs from the amounts computed by applying the federal income tax rate to (loss) earnings before income tax (benefit) expense. A reconciliation of income taxes at the federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal effect	1.1	1.2	(0.2)
Net effects of foreign tax rate differential and credits (1)	(2.7)	1.6	(58.4)
Domestic manufacturing deduction	0.6	0.3	(5.1)
Foreign branch currency (gains) losses	(0.3)	4.9	—
Impairment and other divestiture charges (2)	(11.2)	(27.0)	78.6
Valuation allowance additions and releases (3)	(16.2)	(0.7)	15.5
Changes in liability for unrecognized tax benefits (4)	(3.7)	(0.9)	(42.1)
Taxable liquidation of foreign subsidiaries (5)	22.1	—	—
Foreign non-deductible expenses	(4.6)	—	—
Changes in tax rates	(2.1)	—	—
Business divestitures	—	3.9	—
Other items	1.9	1.0	(1.6)
Effective income tax rate	19.9%	19.3%	21.7%
(1) During fiscal 2015, the Company generated $10.0 million of foreign tax credits, the result of a non-recurring non-permanent loan from a foreign subsidiary (which were utilized to reduce fiscal 2015 tax obligations) and had a higher proportion of non-U.S. earnings.
(2) Fiscal 2017, 2016 and fiscal 2015 net (loss) earnings include $117.0 million, $186.5 million and $84.4 million, respectively, in impairment and other divestiture charges related to goodwill, intangible assets, tangible assets and the cumulative effect of foreign currency rate changes of which $47.9 million, $68.0 million and $6.3 million, respectively, are deductible for income tax purposes.
(3) Incremental valuation allowances of $15.1 million and $5.7 million were recorded in fiscal 2017 and 2015, respectively, due to uncertainty regarding utilization of foreign operating loss carryforwards, which were partially offset by a reduction of $0.6 million and $2.3 million of reserves for fiscal 2017 and 2015, respectively.
(4) The liability for unrecognized tax benefits decreased $9.5 million in fiscal 2015 primarily due to settlements and lapsing of tax audit statutes.
(5) During fiscal 2017, the Company generated a net benefit of $14.9 million, the result of taxable liquidations of foreign subsidiaries.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items (in thousands):

	August 31,
	2017	2016
Deferred income tax assets:
Operating loss and tax credit carryforwards	$41,985	$36,761
Compensation related liabilities	17,319	25,086
Postretirement benefits	14,359	8,727
Inventory	2,958	3,044
Book reserves and other items	14,224	8,317
Total deferred income tax assets	90,845	81,935
Valuation allowance	(22,671)	(8,147)
Net deferred income tax assets	68,174	73,788
Deferred income tax liabilities:
Depreciation and amortization	(77,548)	(83,020)
Other items	(1,910)	(5,493)
Deferred income tax liabilities	(79,458)	(88,513)
Net deferred income tax liability	$(11,284)	$(14,725)
The Company has $62.7 million of state loss carryforwards, which are available to reduce future state tax liabilities. These state net operating loss carryforwards expire at various times through 2037. The Company also has $112.0 million of foreign loss carryforwards which are available to reduce certain future foreign tax liabilities. Approximately one-half of the foreign loss carryforwards are not subject to any expiration dates, while the other balances expire at various times through 2027. The valuation allowance represents a reserve for deferred tax assets, including loss carryforwards, for which utilization is uncertain.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	2017	2016	2015
Beginning balance	$29,174	$29,924	$39,509
Increases based on tax positions related to the current year	6,057	1,050	2,183
Increase for tax positions taken in a prior period	297	475	8,935
Decrease for tax positions taken in a prior period	(627)	—	(633)
Decrease due to lapse of statute of limitations	(4,008)	(1,027)	(4,464)
Decrease due to settlements	—	—	(14,180)
Changes in foreign currency exchange rates	553	(1,248)	(1,426)
Ending balance	$31,446	$29,174	$29,924
Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. As of August 31, 2017, 2016 and 2015, the Company recognized $2.9 million, $2.3 million and $1.8 million, respectively for interest and penalties related to unrecognized tax benefits. The Company recognizes interest and penalties related to underpayment of income taxes as a component of income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign income tax examinations by tax authorities in major tax jurisdictions for years prior to fiscal 2007. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $4.6 million throughout fiscal 2018.
The Company’s policy is to remit earnings from foreign subsidiaries only to the extent the remittance does not result in an incremental U.S. tax liability. Accordingly, the Company does not currently provide for the additional U.S. and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. Undistributed earnings on which additional income taxes have not been provided amounted to $213.7 million at August 31, 2017. If all such undistributed earnings were no longer permanently reinvested, the Company would incur additional tax expense of $21.7 million to record the related deferred tax liability.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Loss) earnings before income taxes, are summarized as follows (in thousands):

	Year Ended August 31,
	2017	2016	2015
Domestic	$12,635	$(19,182)	$14,593
Foreign	(95,326)	(111,162)	10,798
	$(82,691)	$(130,344)	$25,391
Both domestic and foreign pre-tax earnings are impacted by changes in operating earnings, acquisition and divestiture activities, restructuring charges and the related benefits, growth investments, debt levels and the impact of changes in foreign currency exchange rates. In fiscal 2017, domestic earnings included $7.8 million of transition costs while foreign earnings included $117.0 million of impairment and other divestiture charges. In fiscal 2016, domestic earnings included a non-cash impairment charge of $49.0 million and a $5.1 million loss on the Sanlo divestiture while foreign earnings included a $137.5 million non-cash impairment charge. Fiscal 2015 domestic and foreign earnings included a non-cash impairment charge of $20.3 million and $64.1 million, respectively. Approximately 63%, 53% and 68% of pre-tax earnings (excluding impairment and other divestiture charges) were generated in foreign jurisdictions with tax rates lower than the U.S. federal income tax rate during fiscal 2017, 2016 and 2015, respectively.
Cash paid for income taxes, net of refunds totaled $11.8 million, $21.4 million, and $26.4 million (including tax due on divestitures) during the years ended August 31, 2017, 2016 and 2015, respectively.
Note 13.    Capital Stock and Share Repurchases
The authorized common stock of the Company as of August 31, 2017 consisted of 168,000,000 shares of Class A common stock, 0.20 par value, of which 80,200,110 shares were issued and 59,760,676 outstanding; 1,500,000 shares of Class B common stock, 0.20 par value, none of which were issued and outstanding; and 160,000 shares of cumulative preferred stock, 1.00 par value (“preferred stock”), none of which have been issued. Holders of both classes of the Company’s common stock are entitled to dividends, as the Company’s Board of Directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the common stock. If the Company were to issue any of its preferred stock, no dividends could be paid or set apart on shares of common stock, unless paid in common stock, until dividends on all of the issued and outstanding shares of preferred stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.
The Company's Board of Directors approved four separate authorizations (September 2011, March 2014, October 2014 and March 2015) to repurchase up to 7,000,000 shares each of the Company’s outstanding common stock. At August 31, 2017, cumulative shares repurchased under these authorizations totaled 20,439,434, leaving 7,560,566 shares authorized for future buy backs.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended August 31,
	2017	2016	2015
Numerator:
Net (loss) earnings	$(66,213)	$(105,174)	$19,872
Denominator:
Weighted average common shares outstanding - basic	59,436	59,010	61,262
Net effect of dilutive securities - stock based compensation plans	—	—	793
Weighted average common shares outstanding - diluted	59,436	59,010	62,055

Basic (Loss) Earnings Per Share:	$(1.11)	$(1.78)	$0.32
Diluted (Loss) Earnings Per Share:	$(1.11)	$(1.78)	$0.32

Anti-dilutive securities- stock based compensation plans (excluding from earnings per share calculation) (1)	4,482	4,832	2,056
(1) As a result of the impairment and other divestiture charges which caused a net loss in fiscal 2017 and 2016, shares from stock based compensation plans are excluded from the calculation of diluted earnings (loss) per share, as the result would be anti-dilutive.
Note 14.    Stock Plans
Stock options may be granted to key employees and directors under the Actuant Corporation 2017 Omnibus Incentive Plan (the “Plan”). At August 31, 2017, 4,325,000 shares of Class A common stock were authorized for issuance under the plan plus an additional 1,800,000 shares being registered to cover shares, if any, that become issuable, pursuant to the terms of the Plan, upon the expiration, cancellation or forfeiture of existing awards under our previously registered stock plans, of which 4,524,027 shares were available for future award grants. The Plan permits the Company to grant share-based awards, including stock options, restricted stock, restricted stock units and performance shares (the "Performance Shares") to employees and directors. Options generally have a maximum term of ten years, an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant and generally vest 50% after three years and 100% after five years. The Company’s restricted stock grants prior to 2017 generally have similar vesting provisions as options while grants thereafter generally vest 33% after one year, 66% after two years and 100% after three years. The Performance Shares include a three-year performance period, with vesting based 50% on achievement of an absolute free cash flow conversion target and 50% on the Company’s total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrial index. The provisions of share-based awards may vary by individual grant with respect to vesting period, dividend and voting rights, performance conditions and forfeitures.
A summary of stock option activity during fiscal 2017 is as follows:

	Shares	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2016	3,478,062	$23.96
Granted	307,390	26.95
Exercised	(461,355)	21.65
Forfeited	(132,467)	28.34
Outstanding on August 31, 2017	3,191,630	$24.40	4.8	$5.6	million
Exercisable on August 31, 2017	2,340,204	$24.22	3.6	$5.0	million

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Intrinsic value is the difference between the market value of the stock at August 31, 2017 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is summarized below (in thousands, except per share amounts):

	Year Ended August 31,
	2017	2016	2015
Weighted-average fair value of options granted (per share)	$11.88	$8.63	$8.35
Intrinsic value of options exercised	2,208	989	366
Cash receipts from exercise of options	7,762	3,564	1,147
A summary of restricted stock activity (including Performance Shares) during fiscal 2017 is as follows:

	Number of Shares	Weighted-Average Fair Value at Grant Date (Per Share)
Outstanding on August 31, 2016	1,353,505	$25.21
Granted	474,071	26.13
Forfeited	(76,338)	27.01
Vested	(460,790)	26.65
Outstanding on August 31, 2017	1,290,448	24.95
As of August 31, 2017, there was $23.3 million of total unrecognized compensation cost related to share-based awards, including stock options and restricted stock awards/units, which will be recognized over a weighted average period of 2.7 years. The total fair value of share-based awards that vested during the fiscal years ended August 31, 2017 and 2016 was $16.1 million and $12.4 million, respectively.

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

	Fiscal Year Ended August 31,
	2017	2016	2015
Dividend yield	0.15%	0.19%	0.15%
Expected volatility	38.12%	38.06%	37.80%
Risk-free rate of return	2.42%	2.06%	1.19%
Expected forfeiture rate	11%	13%	14%
Expected life	7.6 years	6.1 years	6.1 years
Note 15.    Business Segment, Geographic and Customer Information
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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables summarize financial information by reportable segment and product line (in thousands):

	Year Ended August 31,
	2017	2016	2015
Net Sales by Reportable Product Line & Segment:
Industrial Segment:
Industrial Tools	$335,569	$314,832	$355,170
Heavy Lifting Technology	44,186	44,985	47,294
	379,755	359,817	402,464
Energy Segment:
Energy Maintenance & Integrity	225,716	278,881	246,357
Other Energy Services	83,878	113,849	165,518
	309,594	392,731	411,875
Engineered Solutions Segment:
On-Highway	215,831	209,575	220,889
Agriculture, Off-Highway and Other	190,604	187,287	214,026
	406,435	396,862	434,915
	$1,095,784	$1,149,410	$1,249,254

Operating (Loss) Profit:
Industrial	$84,936	$79,773	$105,652
Energy (1)	(119,020)	(107,528)	(41,351)
Engineered Solutions (2)	16,883	(42,991)	19,789
General Corporate	(33,035)	(29,471)	(30,536)
	$(50,236)	$(100,217)	$53,554

(1) Energy segment operating (loss) profit includes impairment and other divestiture charges of $117.0 million, $140.9 million and $84.4 million in fiscal 2017, 2016 and 2015, respectively.
(2) Engineered Solutions segment operating profit (loss) includes an impairment charge of $45.7 million in fiscal 2016 and a $5.1 million loss on the Sanlo divestiture.

Depreciation and Amortization:
Industrial	$7,583	$8,175	$8,257
Energy	18,943	21,944	26,532
Engineered Solutions	14,572	15,910	16,652
General Corporate	2,012	1,749	1,798
	$43,110	$47,777	$53,239

Capital Expenditures
Industrial	$6,566	$2,570	$1,249
Energy	12,076	9,355	11,864
Engineered Solutions	6,857	5,974	8,472
General Corporate	2,696	2,310	931
	$28,195	$20,209	$22,516

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	August 31,
	2017	2016
Assets:
Industrial	$329,134	$308,222
Energy	482,963	479,169
Engineered Solutions	531,068	493,840
General Corporate	173,790	157,429
	$1,516,955	$1,438,660
In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisition/divestiture activities, impairment charges, restructuring costs and related benefits. Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.
The following tables summarize net sales and long-lived assets (fixed assets and other long-term assets, excluding deferred tax assets and debt issuance cots) by geographic region (in thousands):

	Year Ended August 31,
	2017	2016	2015
Net Sales:
United States	$480,801	$477,670	$526,061
Netherlands	130,724	143,517	139,432
United Kingdom	84,106	115,183	113,743
Australia	38,924	62,779	94,319
UAE	39,974	55,906	44,211
All other	321,255	294,355	331,489
	$1,095,784	$1,149,410	$1,249,254

	August 31,
	2017	2016
Long-lived Assets:
United States	$36,254	$32,205
China	16,332	16,863
Netherlands	9,134	8,027
UAE	8,451	8,399
United Kingdom	5,467	9,914
Australia	1,286	15,399
All other	21,410	34,399
	$98,334	$117,179
The Company’s largest customer accounted for less than 3% of sales in each of the last three fiscal years. Export sales from domestic operations were approximately 6% of total net sales in each of the periods presented. In fiscal 2017, sales of products contributed approximately 82% of consolidated net sales, with the remaining revenue generated from engineering and technical manpower services, rental contracts and other sources. We provide certain Energy segment customers bundled products, services and rental assets. Further, our systems do not allocate costs between these sales categories.  As a result, it is neither practical nor cost effective to disaggregate revenue and cost of sales separately for product sales, rental income and service revenue.
Note 16.    Commitments and Contingencies
The Company had outstanding letters of credit of $14.5 million and $17.8 million at August 31, 2017 and 2016, respectively, the majority of which relate to commercial contracts and self-insured workers compensation programs.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor, patent and other disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred and can be reasonably estimated. In the opinion of management, the resolution of these contingencies are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $13.5 million using a weighted average discount rate of 2.29% at August 31, 2017 (including $10.7 million related to the former Electrical segment).
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 17.    Guarantor Subsidiaries
On April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $287.6 million remains outstanding as of August 31, 2017. All of our material domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent.
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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Year Ended August 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$145,223	$355,989	$594,572	$—	$1,095,784
Cost of products sold	34,300	260,700	421,067	—	716,067
Gross profit	110,923	95,289	173,505	—	379,717
Selling, administrative and engineering expenses	74,996	69,826	132,666	—	277,488
Amortization of intangible assets	1,272	11,715	7,487	—	20,474
Restructuring charges	826	1,359	5,043	—	7,228
Director & officer transition charges	7,784	—	—	—	7,784
Impairment & other divestiture charges	—	—	116,979	—	116,979
Operating profit (loss)	26,045	12,389	(88,670)	—	(50,236)
Financing costs, net	30,005	35	(337)	—	29,703
Intercompany (income) expense, net	(22,941)	22,066	875	—	—
Intercompany dividends	5,353	(59,401)	(5,353)	59,401	—
Other expense (income), net	2,690	87	(25)	—	2,752
Earnings (loss) before income tax benefit	10,938	49,602	(83,830)	(59,401)	(82,691)
Income tax benefit	(782)	(14,574)	(1,122)	—	(16,478)
Net earnings (loss) before equity in (loss) earnings of subsidiaries	11,720	64,176	(82,708)	(59,401)	(66,213)
Equity in (loss) earnings of subsidiaries	(77,933)	(81,389)	3,335	155,987	—
Net loss	(66,213)	(17,213)	(79,373)	96,586	(66,213)
Comprehensive loss	$(41,651)	$(35,121)	$(39,942)	$75,063	$(41,651)

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Year Ended August 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$135,679	$361,209	$652,522	$—	$1,149,410
Cost of products sold	34,576	263,197	448,240	—	746,013
Gross profit	101,103	98,012	204,282	—	403,397
Selling, administrative and engineering expenses	69,677	69,382	135,438	—	274,497
Restructuring charges	2,426	3,455	8,690	—	14,571
Amortization of intangible assets	1,272	13,287	8,384	—	22,943
Loss on product line divestiture	—	5,092	—	—	5,092
Impairment charges	—	49,012	137,499	—	186,511
Operating profit (loss)	27,728	(42,216)	(85,729)	—	(100,217)
Financing costs, net	30,123	—	(1,355)	—	28,768
Intercompany (income) expense, net	(20,445)	(9,999)	30,444	—	—
Intercompany dividends	—	—	(5,338)	5,338	—
Other expense, net	914	54	391	—	1,359
Earnings (loss) before income taxes	17,136	(32,271)	(109,871)	(5,338)	(130,344)
Income tax (benefit) expense	(8,729)	519	(17,046)	86	(25,170)
Net earnings (loss) before equity in (loss) earnings of subsidiaries	25,865	(32,790)	(92,825)	(5,424)	(105,174)
Equity in (loss) earnings of subsidiaries	(131,037)	(83,747)	3,024	211,760	—
Net loss	(105,174)	(116,537)	(89,801)	206,336	(105,174)
Comprehensive loss	$(143,357)	$(157,344)	$(83,802)	$241,146	$(143,357)

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE LOSS
(in thousands)

	Year Ended August 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$158,836	$385,476	$704,942	$—	$1,249,254
Cost of products sold	40,858	280,081	466,474	—	787,413
Gross profit	117,978	105,395	238,468	—	461,841
Selling, administrative and engineering expenses	74,588	69,041	155,972	—	299,601
Impairment charges	—	20,249	64,104	—	84,353
Amortization of intangible assets	1,272	13,061	10,000	—	24,333
Operating profit	42,118	3,044	8,392	—	53,554
Financing costs, net	29,295	—	(1,238)	—	28,057
Intercompany (income) expense, net	(19,727)	(8,835)	28,562	—	—
Intercompany dividends	(212)	(243)	(10,707)	11,162	—
Other expense (income), net	160	(84)	30	—	106
Earnings (loss) before income taxes	32,602	12,206	(8,255)	(11,162)	25,391
Income tax (benefit) expense	(8,218)	4,056	10,939	(1,258)	5,519
Net earnings (loss) before equity in earnings (loss) of subsidiaries	40,820	8,150	(19,194)	(9,904)	19,872
Equity in earnings (loss) of subsidiaries	(20,948)	(1,720)	6,520	16,148	—
Net earnings (loss)	19,872	6,430	(12,674)	6,244	19,872
Comprehensive loss	$(125,360)	$(10,689)	$(88,431)	$99,120	$(125,360)

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$34,715	$—	$194,856	$—	$229,571
Accounts receivable, net	17,498	50,749	121,959	—	190,206
Inventories, net	23,308	48,492	71,851	—	143,651
Assets held for sale	—	—	21,835	—	21,835
Other current assets	23,576	3,619	34,468	—	61,663
Total current assets	99,097	102,860	444,969	—	646,926
Property, plant & equipment, net	7,049	26,130	61,342	—	94,521
Goodwill	38,847	200,499	290,735	—	530,081
Other intangible assets, net	8,156	138,042	74,291	—	220,489
Investment in subsidiaries	1,832,472	1,186,715	805,016	(3,824,203)	—
Intercompany receivable	—	589,193	205,183	(794,376)	—
Other long-term assets	8,377	812	15,749	—	24,938
Total assets	$1,993,998	$2,244,251	$1,897,285	$(4,618,579)	$1,516,955

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$15,412	$27,168	$90,807	$—	$133,387
Accrued compensation and benefits	19,082	7,672	24,185	—	50,939
Current maturities of debt and short-term borrowings	30,000	—	—	—	30,000
Income taxes payable	153	—	5,927	—	6,080
Liabilities held for sale	—	—	101,083	—	101,083
Other current liabilities	18,512	7,169	31,764	—	57,445
Total current liabilities	83,159	42,009	253,766	—	378,934
Long-term debt, net	531,940	—	—	—	531,940
Deferred income taxes	24,164	—	5,695	—	29,859
Pension and post-retirement benefit liabilities	12,540	—	7,322	—	19,862
Other long-term liabilities	48,692	352	6,777	—	55,821
Intercompany payable	792,964	—	1,412	(794,376)	—
Shareholders’ equity	500,539	2,201,890	1,622,313	(3,824,203)	500,539
Total liabilities and shareholders’ equity	$1,993,998	$2,244,251	$1,897,285	$(4,618,579)	$1,516,955

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$98,589	$14,340	$39,672	$(64,754)	$87,847
Investing Activities
Capital expenditures	(3,391)	(9,265)	(15,539)	—	(28,195)
Proceeds from sale of property, plant and equipment	—	207	363	—	570
Intercompany investment	(6,900)	—	—	6,900	—
Cash used in investing activities	(10,291)	(9,058)	(15,176)	6,900	(27,625)
Financing Activities
Principal repayment on term loan	(18,750)	—	—	—	(18,750)
Redemption on 5.625% Senior Notes	(500)	—	—	—	(500)
Taxes paid related to the net share settlement of equity awards	(1,065)	—	—	—	(1,065)
Stock option exercises, related tax benefits and other	8,917	—	—	—	8,917
Payment of contingent acquisition consideration	—	—	(742)	—	(742)
Cash dividend	(2,358)	(5,353)	(59,401)	64,754	(2,358)
Intercompany loan activity	(47,780)	—	47,780	—	—
Intercompany capital contributions	—	—	6,900	(6,900)	—
Cash used in financing activities	(61,536)	(5,353)	(5,463)	57,854	(14,498)
Effect of exchange rate changes on cash	—	—	4,243	—	4,243
Net increase (decrease) in cash and cash equivalents	26,762	(71)	23,276	—	49,967
Cash and cash equivalents—beginning of period	7,953	71	171,580	—	179,604
Cash and cash equivalents—end of period	$34,715	$—	$194,856	$—	$229,571

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$58,926	$(1,953)	$66,062	$(5,338)	$117,697
Investing Activities
Capital expenditures	(2,135)	(6,781)	(11,293)	—	(20,209)
Proceeds from sale of property, plant and equipment	13	7,000	2,283	—	9,296
Intercompany investment	(339)	(3,458)	—	3,797	—
Business acquisitions, net of cash acquired	—	—	(81,916)	—	(81,916)
Proceeds from sale of businesses, net of transaction costs	—	9,695	—	—	9,695
Cash (used in) provided by investing activities	(2,461)	6,456	(90,926)	3,797	(83,134)
Financing Activities
Net repayments on revolving credit facility	—	—	(210)	—	(210)
Principal repayments on term loan	(3,750)	—	—	—	(3,750)
Purchase of treasury shares	(17,101)	—	—	—	(17,101)
Taxes paid related to the net share settlement of equity awards	(1,409)	—	—	—	(1,409)
Stock option exercises, related tax benefits and other	6,416	—	—	—	6,416
Cash dividend	(2,376)	(5,338)	—	5,338	(2,376)
Intercompany loan activity	(48,980)	—	48,980	—	—
Intercompany capital contributions	—	339	3,458	(3,797)	—
Cash (used in) provided by financing activities	(67,200)	(4,999)	52,228	1,541	(18,430)
Effect of exchange rate changes on cash	—	—	(5,375)	—	(5,375)
Net (decrease) increase in cash and cash equivalents	(10,735)	(496)	21,989	—	10,758
Cash and cash equivalents—beginning of period	18,688	567	149,591	—	168,846
Cash and cash equivalents—end of period	$7,953	$71	$171,580	$—	$179,604

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$90,632	$(20,750)	$72,228	$(10,676)	$131,434
Investing Activities
Capital expenditures	(1,086)	(5,848)	(15,582)	—	(22,516)
Proceeds from sale of property, plant and equipment	—	273	971	—	1,244
Intercompany investment	(3,727)	—	—	3,727	—
Cash used in investing activities	(4,813)	(5,575)	(14,611)	3,727	(21,272)
Financing Activities
Net borrowings on revolving credit facility	—	—	220	—	220
Principal repayment on term loan	(3,375)	—	—	—	(3,375)
Proceeds from term loans	213,375	—	—	—	213,375
Redemption of 5.625% Senior Notes	(11,941)	—	—	—	(11,941)
Debt issuance costs	(2,025)	—	—	—	(2,025)
Purchase of treasury shares	(212,003)	—	—	—	(212,003)
Taxes paid related to net share settlement of equity awards	(2,466)	—	—	—	(2,466)
Stock option exercises, related tax benefits and other	5,396	—	—	—	5,396
Cash dividend	(2,598)	(10,676)	—	10,676	(2,598)
Intercompany loan activity	(79,425)	34,081	45,344	—	—
Intercompany capital contribution	—	—	3,727	(3,727)	—
Cash (used in) provided by financing activities	(95,062)	23,405	49,291	6,949	(15,417)
Effect of exchange rate changes on cash	—	—	(34,911)	—	(34,911)
Net (decrease) increase in cash and cash equivalents	(9,243)	(2,920)	71,997	—	59,834
Cash and cash equivalents—beginning of period	27,931	3,487	77,594	—	109,012
Cash and cash equivalents—end of period	$18,688	$567	$149,591	$—	$168,846

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 18.     Quarterly Financial Data (Unaudited)
Quarterly financial data for fiscal 2017 and fiscal 2016 is as follows:

	Year Ended August 31, 2017
	First	Second	Third	Fourth	Total
Net sales	$265,793	$258,869	$295,427	$275,695	$1,095,784
Gross profit	93,067	87,326	102,804	96,520	379,717
Net earnings (loss)	4,965	5,074	22,511	(98,764)	(66,213)
Net earnings (loss) per share:
Basic	$0.08	$0.09	$0.38	$(1.65)	$(1.11)
Diluted	0.08	0.08	0.37	(1.65)	(1.11)

	Year Ended August 31, 2016
	First	Second	Third	Fourth	Total
Net sales	$305,011	$263,289	$305,341	$275,769	$1,149,410
Gross profit	108,562	91,030	107,526	96,279	403,397
Net earnings (loss)	15,448	(159,190)	21,166	17,402	(105,174)
Net earnings (loss) per share:
Basic	$0.26	$(2.70)	$0.36	$0.30	$(1.78)
Diluted	$0.26	$(2.70)	$0.36	$0.29	$(1.78)
The sum of the quarters may not equal the total of the respective year’s earnings (loss) per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

During the fourth quarter of fiscal 2017 the Company recognized impairment and other divestiture charges of $117.0 million (see Note 5, "Divestitures Activities").

During the second quarter of fiscal 2016 the Company recognized impairment charges of $186.5 million (see Note 6, "Goodwill, Intangible Assets and Long-Lived Assets").

ACTUANT CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisition/ (Divestiture)	Accounts Written Off Less Recoveries	Other	Balance at End of Period

Allowance for losses—Trade accounts receivable
August 31, 2017	$7,762	$3,112	$1,452	$(1,422)	$325	$11,229
August 31, 2016	3,970	2,274	3,090	(1,580)	8	7,762
August 31, 2015	6,034	1,633	—	(2,742)	(955)	3,970

Valuation allowance—Income taxes
August 31, 2017	$8,147	$15,144	$—	$(620)	$—	$22,671
August 31, 2016	8,053	852	—	(1,026)	268	8,147
August 31, 2015	5,608	5,694	—	(2,254)	(995)	8,053

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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2017, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s effectiveness of internal controls over financial reporting as of August 31, 2017, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors; Executive Officers and Corporate Governance
Information about the Company’s directors is incorporated by reference from the “Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 23, 2018 (the “2018 Annual Meeting Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” section in the Company’s 2018 Annual Meeting Proxy Statement. Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2018 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.
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

Item 11. Executive Compensation
The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters” and the “Executive Compensation” sections (other than the subsection thereof entitled “Report of the Audit Committee”) of the 2018 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2018 Annual Meeting Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the “Certain Relationships and Related Party Transactions” section of the 2018 Annual Meeting Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2018 Annual Meeting Proxy Statement.

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
2.   Financial Statement Schedules
See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data.”
3.   Exhibits
See “Index to Exhibits” beginning on page 70, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTUANT CORPORATION (Registrant)

By:	/S/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: October 26, 2017
POWER OF ATTORNEY
KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randal W. Baker and Rick T. Dillon, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

Signature	Title

/s/ RANDAL W. BAKER	President and Chief Executive Officer
Randal W. Baker

/s/ GURMINDER S. BEDI	Director
Gurminder S. Bedi

/s/ DANNY L. CUNNINGHAM	Director
Danny L. Cunningham

/s/ E. JAMES FERLAND	Director
E. James Ferland

/s/ RICHARD D. HOLDER	Director
Richard D. Holder

/s/ R. ALAN HUNTER, JR	Director
R. Alan Hunter, Jr.

/s/ ROBERT A. PETERSON	Chairman of the Board of Directors
Robert A. Peterson

/s/ HOLLY A. VAN DEURSEN	Director
Holly A. Van Deursen

/s/ DENNIS K. WILLIAMS	Director
Dennis K. Williams

/s/ RICK T. DILLON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Rick T. Dillon

/s/ ROBERT A. WROCKLAGE	Corporate Controller and Principal Accounting Officer
Robert A. Wrocklage
* Each of the above signatures is affixed as of October 26, 2017.

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2017
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
Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2012

4.2	Fifth Amended and Restated Credit Agreement dated May 8, 2015 among Actuant Corporation, the Lenders party thereto and JP Morgan Chase, N.A. as the agent	Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended May 31, 2015

4.3	Amendment No. 1 to the Fifth Amended and Restated Credit Agreement dated June 20, 2017 among Actuant Corporation, the Lenders party thereto and JP Morgan Chase, N.A. as the agent	Exhibit 4.2(b) to the Registrant’s Form 10-Q for the quarter ended May 31, 2017

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.1	Outside Directors’ Deferred Compensation Plan (conformed through the second amendment)	Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.2	Actuant Corporation Deferred Compensation Plan (conformed through the fourth amendment)	Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.3	Actuant Corporation 2010 Employee Stock Purchase Plan	Exhibit B to the Registrant's Definitive Proxy Statement, dated December 4, 2009

10.4	Actuant Corporation 2017 Omnibus Incentive Plan	Exhibit A to the Registrant's Definitive Proxy Statement dated December 5, 2016

10.5	Actuant Corporation 2009 Omnibus Incentive Plan, conformed through the Second Amendment thereto	Exhibit 99.1 to the Registrant's Form 8-K filed on January 17, 2013

10.6	(a) Amended and Restated Actuant Corporation 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant's Definitive Proxy Statement, dated December 5, 2005 for the 2006 Annual Meeting of Shareholders

	(b) First Amendment to the Amended and Restated Actuant Corporation 2001 Outside Directors’ Stock Plan dated December 25, 2008	Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended November 30, 2008

10.7	Actuant Corporation Supplemental Executive Retirement Plan (conformed through the first amendment)	Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.8	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.35 to the Registrant's Form 10-K for the fiscal year ended August 31, 2002

10.09	Form of Amended and Restated Actuant Corporation Change in Control Agreement	Exhibit 10.1 to the Registrant’s Form 8-K filed on August 1, 2017

10.10	Actuant Corporation Executive Officer Bonus Plan	Exhibit B to the Registrant's Definitive Proxy Statement dated December 3, 2012

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.11	(a) Form of NQSO Award (Director) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of NQSO Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.1(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.12	(a) Form RSA Award (Director) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.2(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSA Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.2(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.13	(a) Form of RSU Award (Director) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.3(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSU Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.3(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.14	Offer Letter dated August 24, 2015 by and between Actuant Corporation and Robert C. Arzbaecher	Exhibit 10.1 to the Registrant's Form 8-K filed on August 25, 2015

10.15	Separation and Release Agreement dated August 24, 2015 by and between Actuant Corporation and Mark E. Goldstein	Exhibit 10.3 to the Registrant's Form 8-K filed on August 25, 2015

10.16	Offer letter dated February 24, 2016 between Actuant Corporation and Randal W. Baker	Exhibit 10.1 to the Registrant's Form 8-K filed on March 1, 2016

10.17	Separation and Release Agreement dated September 7, 2016 by and between Actuant Corporation and David (Mark) Sefcik	Exhibit 10.16 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2016

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.18	Retirement Agreement by and between Actuant Corporation and Eugene E. Skogg	Exhibit 10.17 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2016

10.19	Offer Letter by and between Actuant Corporation and Rick T. Dillon	Exhibit 10.1 to Registrant's Form 8-K filed on November 18, 2016

10.20	Separation Agreement and Release by and between Actuant Corporation and Andrew G. Lampereur	Exhibit 10.4 to Registrant's Form 8-K filed on November 18, 2016

10.21	Separation and Release Agreement dated October 9, 2017 by and between Actuant Corporation and Eugene E. Skogg		X

10.22	Separation and Release Agreement dated October 6, 2017 by and between Actuant Corporation and Stephen J. Rennie		X

10.23	Offer Letter by and between Actuant Corporation and Andre L. Williams		X

10.24	Separation and Release Agreement dated October 26, 2017 by and between Actuant Corporation and Theodore C. Wozniak		X

14	Code of Ethics Applicable to Senior Financial Executives		X

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney		See signature page of this report

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101
The following materials from the Actuant Corporation Form 10-K for the year ended August 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
X