Form 10-Q
period 2017-11-30
ACTUANT CORP
filed 2018-01-08
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2017 was 60,007,521.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS
This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Such forward-looking statements include statements regarding expected financial results and other planned events, including, but not limited to, anticipated liquidity, anticipated restructuring costs and related savings, anticipated future charges and capital expenditures. Words such as “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “project” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	economic uncertainty or a prolonged economic downturn;

•	end market conditions in the industrial, oil & gas, energy, power generation, infrastructure, commercial construction, truck, automotive, specialty vehicle, mining and agriculture industries;

•	competition in the markets we serve and market acceptance of existing and new products;

•	a material disruption at a significant manufacturing facility;

•	our ability to successfully identify and integrate acquisitions and realize anticipated benefits/results from acquired companies;

•	divestitures and/or discontinued operations including retained liabilities from businesses that we sell;

•	operating margin risk due to competitive pricing, operating inefficiencies, production levels and material, labor and overhead cost increases;

•
our international operations present special risks, primarily from currency exchange rate fluctuations, exposure to local economic and political conditions, export and import restrictions and controls on repatriation of cash;

•	regulatory and legal developments including changes to United States taxation rules, conflict mineral supply chain compliance, environmental laws and governmental climate change initiatives;

•	the potential for a non-cash asset impairment charge, if operating performance or the outlook for one or more of our businesses were to fall significantly below current levels;

•	our ability to execute restructuring actions and the realization of anticipated cost savings from those restructuring actions and cost reduction efforts;

•	a significant failure in information technology (IT) infrastructure and systems, unauthorized access to financial and other sensitive data or cybersecurity threats;

•	due to the assembly nature of our operations we purchase a significant amount of components from suppliers and our reliance on suppliers involves certain risks;

•	litigation, including product liability and warranty claims;

•	inadequate intellectual property protection or if our products are deemed to infringe on the intellectual property of others;

•	our level of indebtedness, ability to comply with the financial and other covenants in our debt agreements and fluctuations in interest rates; and

•
numerous other matters including those of a political, economic, business, competitive and regulatory nature contained from time to time in U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, those factors listed in the "Risk Factors" section within Item 1A of Part I of the Form 10-K filed with the SEC on October 26, 2017.

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended November 30,
	2017	2016
Net sales	$288,955	$265,793
Cost of products sold	188,044	172,726
Gross profit	100,911	93,067
Selling, administrative and engineering expenses	74,478	68,602
Amortization of intangible assets	5,131	5,262
Director & officer transition charges	—	7,784
Restructuring charges	6,629	2,948
Operating profit	14,673	8,471
Financing costs, net	7,514	7,132
Other expense (income), net	329	(628)
Earnings before income tax expense (benefit)	6,830	1,967
Income tax expense (benefit)	1,604	(2,998)
Net earnings	$5,226	$4,965

Earnings per share
Basic	$0.09	$0.08
Diluted	$0.09	$0.08

Weighted average common shares outstanding:
Basic	59,871	58,972
Diluted	60,609	59,616

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2017	2016
Net earnings	$5,226	$4,965
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,898	(26,658)
Pension and other postretirement benefit plans	127	536
Total other comprehensive income (loss), net of tax	3,025	(26,122)
Comprehensive income (loss)	$8,251	$(21,157)
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	November 30, 2017	August 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$165,050	$229,571
Accounts receivable, net	201,317	190,206
Inventories, net	154,246	143,651
Assets held for sale	21,393	21,835
Other current assets	76,330	61,663
Total current assets	618,336	646,926
Property, plant and equipment
Land, buildings and improvements	46,690	43,737
Machinery and equipment	233,375	227,535
Gross property, plant and equipment	280,065	271,272
Less: Accumulated depreciation	(181,077)	(176,751)
Property, plant and equipment, net	98,988	94,521
Goodwill	531,454	530,081
Other intangibles, net	216,032	220,489
Other long-term assets	25,431	24,938
Total assets	$1,490,241	$1,516,955
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$141,745	$133,387
Accrued compensation and benefits	37,770	50,939
Current maturities of debt and short-term borrowings	30,000	30,000
Income taxes payable	6,642	6,080
Liabilities held for sale	70,787	101,083
Other current liabilities	56,975	57,445
Total current liabilities	343,919	378,934
Long-term debt, net	524,629	531,940
Deferred income taxes	29,567	29,859
Pension and postretirement benefit liabilities	19,539	19,862
Other long-term liabilities	56,269	55,821
Total liabilities	973,923	1,016,416
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 80,396,432 and 80,200,110 shares, respectively	16,079	16,040
Additional paid-in capital	145,938	138,449
Treasury stock, at cost, 20,439,434 shares	(617,731)	(617,731)
Retained earnings	1,196,268	1,191,042
Accumulated other comprehensive loss	(224,236)	(227,261)
Stock held in trust	(2,722)	(2,696)
Deferred compensation liability	2,722	2,696
Total shareholders’ equity	516,318	500,539
Total liabilities and shareholders’ equity	$1,490,241	$1,516,955

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2017	2016
Operating Activities
Net earnings	$5,226	$4,965
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	10,090	10,896
Stock based compensation expense	5,420	9,554
Benefit for deferred income taxes	(307)	(2,865)
Amortization of debt issuance costs	413	413
Other non-cash adjustments	113	464
Changes in components of working capital and other:
Accounts receivable	(11,478)	(8,252)
Inventories	(11,628)	(8,142)
Trade accounts payable	6,204	6,768
Prepaid expenses and other assets	(12,043)	(5,485)
Income taxes payable/receivable	(1,714)	(1,946)
Accrued compensation and benefits	(12,588)	(2,757)
Other accrued liabilities	1,834	8,850
Cash (used in) provided by operating activities	(20,458)	12,463
Investing Activities
Capital expenditures	(7,904)	(5,139)
Proceeds from sale of property, plant and equipment	32	130
Rental asset lease buyout for Viking divestiture	(27,718)	—
Cash used in investing activities	(35,590)	(5,009)
Financing Activities
Principal repayments on term loan	(7,500)	(3,750)
Stock option exercises and other	2,231	964
Taxes paid related to the net share settlement of equity awards	(282)	(223)
Cash dividend	(2,390)	(2,358)
Cash used in financing activities	(7,941)	(5,367)
Effect of exchange rate changes on cash	(532)	(4,820)
Net decrease in cash and cash equivalents	(64,521)	(2,733)
Cash and cash equivalents - beginning of period	229,571	179,604
Cash and cash equivalents - end of period	$165,050	$176,871
See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2017 was derived from the Company’s audited financial statements, but does not include all disclosures required by United States generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2017 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2018.
New Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of accounting for share-based payment transactions. Under the new guidance it is required, among other items, that all excess tax deficiencies or benefits be recorded as income tax expense or benefit in the statement of earnings and not in additional paid-in capital (shareholder's equity). This guidance was adopted on September 1, 2017 and the impact of adopting this guidance had the following effects:

•	for the quarter ended November 30, 2017, we recorded $0.2 million in excess tax deficiency as an increase to our income tax expense for the quarter. This requirement was applied prospectively;

•
excess tax benefits are now presented as operating activities in the statement of cash flows, rather than financing activities. The Company chose to apply this requirement retrospectively, and as a result, reclassified approximately $0.4 million of excess tax benefits recognized during the three months ended November 30, 2016 from financing activities to operating activities in the condensed consolidated statement of cash flows;

•	our computation of diluted earnings per share now excludes the excess tax benefits or deficiencies from the assumed proceeds available to repurchase shares. This requirement was applied prospectively.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09 and subsequent updates included in ASU 2016-10, ASU 2016-12, ASU 2017-13 and ASU 2017-14, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years beginning on or after December 15, 2017 (fiscal 2019 for the Company). The Company has begun assessing its various revenue streams to identify performance obligations under these ASUs and the key aspects of the standard that will impact the Company's revenue recognition process. Based upon our preliminary assessments, these standards may impact our allocation of contract revenue between various products and services and the timing of when those revenues are recognized, but do not expect a material or significant impact to amounts recognized. Given the diversity of its commercial arrangements, the Company is continuing to assess the impact these standards may have on its consolidated results of operations, financial position, cash flows and related financial statement disclosures.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be stated separately from service cost and outside of operating income. This guidance is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 for the Company) and interim periods within those annual periods. The amendment is to be applied retrospectively. Due to a majority of the Company's defined benefit pension or other postretirement benefit plans being frozen and the net periodic benefit pension cost not being significant, the Company does not believe that adoption of this guidance will have a significant impact on the financial statements of the Company.
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
In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset. This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), including interim periods within those fiscal years. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented under a modified retrospective approach using a cumulative effect adjustment in the year of adoption. The Company is currently gathering, documenting and analyzing lease agreements subject to this ASU and anticipates material additions to the balance sheet (upon adoption) of right-of-use assets, offset by the associated liabilities, due to our routine use of operating leases over time.
Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	November 30, 2017	August 31, 2017
Foreign currency translation adjustments	$204,906	$207,804
Pension and other postretirement benefit plans, net of tax	19,330	19,457
Accumulated other comprehensive loss	$224,236	$227,261
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
Note 3. Restructuring Charges
The Company has committed to various restructuring initiatives including workforce reductions, leadership changes, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low cost alternatives and the centralization and standardization of certain administrative functions. Total restructuring charges for these activities were $6.6 million and $2.9 million in the three months ended November 30, 2017 and 2016, respectively. Liabilities for severance will generally be paid during the next twelve months, while future lease payments related to facilities vacated as a result of restructuring will be paid over the underlying remaining lease terms.
The following rollforwards summarize restructuring reserve activity by segment (in thousands):

	Three Months Ended November 30, 2017
	Industrial	Energy	Engineered Solutions	Corporate		Total
Balance as of August 31, 2017	$202	$3,613	$1,792	$30		$5,637
Restructuring charges	1,239	931	285	4,174		6,629
Cash payments	(259)	(1,398)	(762)	(345)		(2,764)
Other non-cash uses of reserve	(492)	207	(193)	(2,019)	(1)	(2,497)
Impact of changes in foreign currency rates	—	(161)	(2)	—		(163)
Balance as of November 30, 2017	$690	$3,192	$1,120	$1,840		$6,842
(1) Majority of non-cash uses of reserve represents accelerated equity vesting in connection with employee severance agreements.

	Three Months Ended November 30, 2016
	Industrial	Energy	Engineered Solutions	Corporate	Total
Balance as of August 31, 2016	$1,343	$3,021	$1,863	$46	$6,273
Restructuring charges	715	117	2,080	36	2,948
Cash payments	(333)	(558)	(1,802)	(36)	(2,729)
Other non-cash uses of reserve	(166)	(6)	(3)	(13)	(188)
Impact of changes in foreign currency rates	(25)	10	(8)	—	(22)
Balance as of November 30, 2016	$1,534	$2,584	$2,130	$33	$6,282
Note 4. Acquisitions
During the fourth quarter of fiscal 2017, the Company signed a definitive agreement to purchase Mirage Machines, Ltd. ("Mirage"), a provider of industrial and energy maintenance tools. Subsequent to November 30, 2017, we completed the acquisition of Mirage for a purchase price of $17.3 million net of cash acquired, plus potential future performance-based consideration. The Company incurred acquisition transaction costs of $0.2 million in the three months ended November 30, 2017 (included in selling, administration and engineering expenses in the condensed consolidated statement of earnings), related to this acquisition.
Note 5. Divestiture Activities
During the fourth quarter of fiscal 2017, the Company signed a definitive agreement to sell the Viking business (Energy segment). Subsequent to quarter-end, on December 1, 2017, the Company completed the sale of the Viking business for $12.0 million, which was paid in cash at the closing of the transaction, subject to closing working capital adjustments, cash and indebtedness and other adjustments. We anticipate recognizing an additional $15.0 million to $20.0 million in after tax divestiture charges in the second quarter of fiscal 2018.
Due to the divestiture of the Viking business not closing until subsequent to quarter-end, the associated assets and liabilities are classified as held for sale in the condensed consolidated balance sheet. The divestiture will result in the Company's exit from the offshore mooring market and will significantly limit our exposure to the upstream, offshore oil & gas market.
The following is a summary of the assets and liabilities held for sale of the Viking business (in thousands):

	November 30, 2017	August 31, 2017
Accounts receivable, net	$2,116	$2,426
Inventories, net	185	190
Property, plant & equipment, net	7,434	7,534
Prepaid expenses and other current assets	1,996	1,927
Other long-term assets	9,662	9,758
Assets held for sale	$21,393	$21,835

Trade accounts payable	$1,804	$1,883
Other current liabilities (including divestiture accruals)	1,338	1,637
Rental asset lease buyout liability	—	28,644
Reserve for cumulative translation adjustment	67,645	68,919
Liabilities held for sale	$70,787	$101,083
The results of the Viking business are not material to the consolidated financial results of the Company and are included in continuing operations. The Viking business had net sales of $2.7 million and $5.5 million in the three months ended November 30, 2017 and 2016, respectively.

Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of intangible assets and goodwill can result from changes in foreign currency exchange rates, business acquisitions, divestitures or impairment charges. The changes in the carrying amount of goodwill for the three months ended November 30, 2017 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2017	$103,875	$188,830	$237,376	$530,081
Impact of changes in foreign currency rates	65	1,925	(617)	1,373
Balance as of November 30, 2017	$103,940	$190,755	$236,759	$531,454
The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		November 30, 2017			August 31, 2017
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$264,409	$158,245	$106,164	$263,498	$153,003	$110,495
Patents	10	30,448	24,476	5,972	30,401	24,027	6,374
Trademarks and tradenames	18	21,324	9,637	11,687	21,498	9,396	12,102
Other intangibles	3	6,712	6,328	384	6,672	6,234	438
Indefinite lived intangible assets:
Tradenames	N/A	91,825	—	91,825	91,080	—	91,080
		$414,718	$198,686	$216,032	$413,149	$192,660	$220,489
The Company estimates that amortization expense will be $15.3 million for the remaining nine months of fiscal 2018. Amortization expense for future years is estimated to be: $19.9 million in fiscal 2019, $19.2 million in 2020, $18.3 million in fiscal 2021, $16.3 million in fiscal 2022, $13.3 million in fiscal 2023 and $21.9 million thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates.
Note 7. Product Warranty Costs
The Company generally offers its customers a warranty on products sold, although warranty periods vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the product warranty reserves for the three months ended November 30, 2017 and 2016 (in thousands):

	Three Months Ended November 30,
	2017	2016
Beginning balance	$6,616	$5,592
Provision for warranties	1,531	777
Warranty payments and costs incurred	(1,145)	(2,309)
Impact of changes in foreign currency rates	(8)	(105)
Ending balance	$6,994	$3,955

Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2017	August 31, 2017
Senior Credit Facility
Revolver	$—	$—
Term Loan	270,000	277,500
Total Senior Credit Facility	270,000	277,500
5.625% Senior Notes	287,559	287,559
Total Senior Indebtedness	557,559	565,059
Less: Current maturities of long-term debt	(30,000)	(30,000)
Debt issuance costs	(2,930)	(3,119)
Total long-term debt, net	$524,629	$531,940
The Company’s Senior Credit Facility matures on May 8, 2020 and provides a $600 million revolver, an amortizing term loan and a $450 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. As of November 30, 2017, the borrowing spread on LIBOR based borrowings was 2.00% (aggregating to a 3.38% variable rate borrowing cost on the outstanding term loan balance). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum. As of November 30, 2017, the unused credit line under the revolver was $597.1 million, of which $93.1 million was available for borrowing. Quarterly term loan principal payments of $3.8 million began on June 30, 2016, increased to $7.5 million starting on June 30, 2017 and extend through March 31, 2020, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. The Company was in compliance with all financial covenants at November 30, 2017.
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which $287.6 million remains outstanding. The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (ranging from 100.0% to 102.8%), plus accrued and unpaid interest.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both November 30, 2017 and August 31, 2017 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of $0.1 million at November 30, 2017 and a net liability of $0.2 million at August 31, 2017. The fair value of the foreign currency exchange contracts was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy. The fair value of the Company’s outstanding Senior Notes was $295.1 million and $295.8 million at November 30, 2017 and August 31, 2017, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.
Note 10. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. On the date the Company enters into a derivative contract, it designates the derivative as a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company does not enter into derivatives for speculative purposes. Changes in the value of fair value hedges and non-designated hedges are recorded in earnings along with the gain or loss on the hedged asset or liability, while changes in the value of cash flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows. However, there were no cash flow hedges outstanding at November 30, 2017 and August 31, 2017.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has historically hedged portions of its forecasted inventory purchases and other cash flows that are denominated in non-functional currencies (cash flow hedges).
The Company also utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in other expense in the condensed consolidated statement of earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts (fair value hedges or non-designated hedges) was $22.5 million and $22.0 million at November 30, 2017 and August 31, 2017, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of $0.1 million at November 30, 2017 and a net liability of $0.2 million at August 31, 2017. Net foreign currency gain (loss) related to these derivative instruments were as follows (in thousands):

	Three Months Ended November 30,
	2017	2016
Foreign currency gain (loss), net	$214	$(1,491)
Note 11. Capital Stock and Share Repurchases
The Company's Board of Directors authorized the repurchase of shares of the Company's common stock under publicy announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $617.7 million. As of November 30, 2017, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three months ended November 30, 2017.
The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2017	2016
Numerator:
Net earnings	$5,226	$4,965
Denominator:
Weighted average common shares outstanding - basic	59,871	58,972
Net effect of dilutive securities - stock based compensation plans	738	644
Weighted average common shares outstanding - diluted	60,609	59,616

Basic earnings per share	$0.09	$0.08
Diluted earnings per share	0.09	0.08

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	1,829	1,963
Note 12. Income Taxes
The Company's income tax expense or benefit is impacted by a number of factors, including the amount of taxable earnings generated in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards. The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Both fiscal 2018 and 2017 include the benefits of tax planning initiatives. Comparative earnings before income taxes, income tax expense (benefit) and effective income tax rates are as follows (amounts in thousands):

	Three Months Ended November 30,
	2017	2016
Earnings before income taxes	$6,830	$1,967
Income tax expense (benefit)	1,604	(2,998)
Effective income tax rate	23.5%	(152.4)%
Both the current and prior year effective income tax rates were impacted by the proportion of earnings in foreign jurisdictions with income tax rates lower than the U.S. federal income tax rate and the amount of income tax benefits from tax planning initiatives. The Company's earnings before income taxes included approximately 80% of earnings from foreign jurisdictions for both the estimated full-year fiscal 2018 and fiscal 2017. This foreign income tax rate differential had the effect of reducing the 35% U.S. statutory tax rate by 12.2% and 22.4%, for the three months ended November 30, 2017 and 2016, respectively. In addition to tax planning initiatives (which yield an effective income tax rate lower than the federal income tax rate) in each year, the income tax benefit for the three months ended November 30, 2016 included a $2.9 million benefit related to the discrete director and officer transition costs. These factors, combined with year-to-date activity, yielded an income tax expense (benefit) of 23.5% and (152.4)% for the three months ended November 30, 2017 and 2016, respectively. The tax benefits related to tax planning initiatives are not expected to repeat in future periods due to certain tax attributes that are no longer available and subsequent changes in relevant tax laws. The Company may release a material valuation allowance in a foreign jurisdiction in late fiscal 2018 or in fiscal 2019, if the jurisdiction demonstrates sustained profitability and the Company determines that it is more likely than not the deferred tax assets will be realized.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed. The Act significantly changes the income tax environment for US multinational corporations. The Company is actively evaluating the corporate income tax provisions of the Act including the reduction in the US corporate income tax rate, limitation on deductibility of interest, repatriation of foreign earnings, the move to a territorial tax system, and other provisions. Due to the complexity of the Act, the Company will continue to assess the provisions as well as any prospectively released regulations and disclose the anticipated impact to income tax expense resulting from the Act in future filings.

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
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended November 30,
	2017	2016
Net Sales by Reportable Product Line & Segment:
Industrial Segment:
Industrial Tools	$84,510	$79,039
Heavy Lifting Technology	12,406	8,251
	96,916	87,290
Energy Segment:
Energy Maintenance & Integrity	56,710	64,821
Other Energy Solutions	19,131	19,825
	75,841	84,646
Engineered Solutions Segment:
On-Highway	64,882	51,630
Agriculture, Off-Highway and Other	51,316	42,227
	116,198	93,857
	$288,955	$265,793
Operating Profit (Loss):
Industrial	$18,243	$18,776
Energy	293	3,210
Engineered Solutions	6,334	755
General Corporate	(10,197)	(14,270)
	$14,673	$8,471

	November 30, 2017	August 31, 2017
Assets by Segment:
Industrial	$314,215	$329,134
Energy	480,402	482,963
Engineered Solutions	539,978	531,068
General Corporate	155,646	173,790
	$1,490,241	$1,516,955
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

Note 14. Commitments and Contingencies
The Company had outstanding letters of credit of $14.3 million and $14.5 million at November 30, 2017 and August 31, 2017, respectively, the majority of which relate to commercial contracts and self-insured workers compensation programs.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $12.8 million using a weighted average discount rate of 2.62% at November 30, 2017.
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 15. Guarantor Subsidiaries
As discussed in Note 8, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $287.6 million remains outstanding as of November 30, 2017. All of our material, domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent.
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended November 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$35,710	$87,834	$165,411	$—	$288,955
Cost of products sold	6,963	64,574	116,507	—	188,044
Gross profit	28,747	23,260	48,904	—	100,911
Selling, administrative and engineering expenses	19,715	18,448	36,315	—	74,478
Amortization of intangible assets	318	2,861	1,952	—	5,131
Restructuring charges	5,356	169	1,104	—	6,629
Operating profit	3,358	1,782	9,533	—	14,673
Financing costs, net	7,623	21	(130)	—	7,514
Intercompany (income) expense, net	(4,877)	5,484	(607)	—	—
Other (income) expense, net	(50)	45	334	—	329
Earnings (loss) before income tax (benefit) expense	662	(3,768)	9,936	—	6,830
Income tax (benefit) expense	(285)	437	1,452	—	1,604
Net earnings (loss) before equity in earnings (loss) of subsidiaries	947	(4,205)	8,484	—	5,226
Equity in earnings (loss) of subsidiaries	4,279	8,793	(46)	(13,026)	—
Net earnings	5,226	4,588	8,438	(13,026)	5,226
Comprehensive income	$8,251	$4,588	$11,566	$(16,154)	$8,251

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended November 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$31,729	$84,276	$149,788	$—	$265,793
Cost of products sold	7,094	61,416	104,216	—	172,726
Gross profit	24,635	22,860	45,572	—	93,067
Selling, administrative and engineering expenses	17,967	16,636	33,999	—	68,602
Amortization of intangible assets	318	3,076	1,868	—	5,262
Restructuring charges	355	723	1,870	—	2,948
Director & officer transition charges	7,784	—	—	—	7,784
Operating (loss) profit	(1,789)	2,425	7,835	—	8,471
Financing costs (income), net	7,326	—	(194)	—	7,132
Intercompany (income) expense, net	(5,068)	(1,086)	6,154	—	—
Intercompany dividends	—	(55,143)	—	55,143	—
Other expense (income), net	2,085	(70)	(2,643)	—	(628)
(Loss) earnings before income tax benefit	(6,132)	58,724	4,518	(55,143)	1,967
Income tax benefit	(2,714)	(30)	(254)	—	(2,998)
Net (loss) earnings before equity in earnings of subsidiaries	(3,418)	58,754	4,772	(55,143)	4,965
Equity in earnings of subsidiaries	8,383	5,625	3,130	(17,138)	—
Net earnings	4,965	64,379	7,902	(72,281)	4,965
Comprehensive (loss) income	$(21,157)	$46,292	$631	$(46,923)	$(21,157)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	November 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$9,504	$—	$155,546	$—	$165,050
Accounts receivable, net	16,577	52,010	132,730	—	201,317
Inventories, net	24,490	54,521	75,235	—	154,246
Assets held for sale	—	—	21,393	—	21,393
Other current assets	29,359	2,997	43,974	—	76,330
Total current assets	79,930	109,528	428,878	—	618,336
Property, plant and equipment, net	8,051	30,461	60,476	—	98,988
Goodwill	38,847	200,499	292,108	—	531,454
Other intangibles, net	7,839	135,181	73,012	—	216,032
Investment in subsidiaries	1,839,467	1,196,261	804,946	(3,840,674)	—
Intercompany receivable	—	577,424	206,969	(784,393)	—
Other long-term assets	8,147	1,869	15,415	—	25,431
Total assets	$1,982,281	$2,251,223	$1,881,804	$(4,625,067)	$1,490,241
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$15,804	$28,772	$97,169	$—	$141,745
Accrued compensation and benefits	7,634	6,325	23,811	—	37,770
Current maturities of debt and short-term borrowings	30,000	—	—	—	30,000
Income taxes payable	307	—	6,335	—	6,642
Liabilities held for sale	—	—	70,787	—	70,787
Other current liabilities	20,521	8,140	28,314	—	56,975
Total current liabilities	74,266	43,237	226,416	—	343,919
Long-term debt, net	524,629	—	—	—	524,629
Deferred income taxes	23,789	—	5,778	—	29,567
Pension and postretirement benefit liabilities	12,209	—	7,330	—	19,539
Other long-term liabilities	49,646	305	6,318	—	56,269
Intercompany payable	781,424	—	2,969	(784,393)	—
Shareholders’ equity	516,318	2,207,681	1,632,993	(3,840,674)	516,318
Total liabilities and shareholders’ equity	$1,982,281	$2,251,223	$1,881,804	$(4,625,067)	$1,490,241

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$34,715	$—	$194,856	$—	$229,571
Accounts receivable, net	17,498	50,749	121,959	—	190,206
Inventories, net	23,308	48,492	71,851	—	143,651
Assets held for sale	—	—	21,835	—	21,835
Other current assets	23,576	3,619	34,468	—	61,663
Total current assets	99,097	102,860	444,969	—	646,926
Property, plant & equipment, net	7,049	26,130	61,342	—	94,521
Goodwill	38,847	200,499	290,735	—	530,081
Other intangibles, net	8,156	138,042	74,291	—	220,489
Investment in subsidiaries	1,832,472	1,186,715	805,016	(3,824,203)	—
Intercompany receivable	—	589,193	205,183	(794,376)	—
Other long-term assets	8,377	812	15,749	—	24,938
Total assets	$1,993,998	$2,244,251	$1,897,285	$(4,618,579)	$1,516,955
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$15,412	$27,168	$90,807	$—	$133,387
Accrued compensation and benefits	19,082	7,672	24,185	—	50,939
Current maturities of debt and short-term borrowings	30,000	—	—	—	30,000
Income taxes payable	153	—	5,927	—	6,080
Liabilities held for sale	—	—	101,083	—	101,083
Other current liabilities	18,512	7,169	31,764	—	57,445
Total current liabilities	83,159	42,009	253,766	—	378,934
Long-term debt	531,940	—	—	—	531,940
Deferred income taxes	24,164	—	5,695	—	29,859
Pension and post-retirement benefit liabilities	12,540	—	7,322	—	19,862
Other long-term liabilities	48,692	352	6,777	—	55,821
Intercompany payable	792,964	—	1,412	(794,376)	—
Shareholders’ equity	500,539	2,201,890	1,622,313	(3,824,203)	500,539
Total liabilities and shareholders’ equity	$1,993,998	$2,244,251	$1,897,285	$(4,618,579)	$1,516,955

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended November 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(9,838)	$3,580	$(14,200)	$—	$(20,458)
Investing Activities
Capital expenditures	(1,478)	(3,589)	(2,837)	—	(7,904)
Proceeds from sale of property, plant and equipment	—	9	23	—	32
Rental asset lease buyout for Viking divestiture	—	—	(27,718)	—	(27,718)
Cash used in investing activities	(1,478)	(3,580)	(30,532)	—	(35,590)
Financing Activities
Repayments on term loan	(7,500)	—	—	—	(7,500)
Stock option exercises and other	2,231	—	—	—	2,231
Taxes paid related to the net share settlement of equity awards	(282)	—	—	—	(282)
Cash dividend	(2,390)	—	—	—	(2,390)
Intercompany loan activity	(5,954)	—	5,954	—	—
Cash (used in) provided by financing activities	(13,895)	—	5,954	—	(7,941)
Effect of exchange rate changes on cash	—	—	(532)	—	(532)
Net decrease in cash and cash equivalents	(25,211)	—	(39,310)	—	(64,521)
Cash and cash equivalents—beginning of period	34,715	—	194,856	—	229,571
Cash and cash equivalents—end of period	$9,504	$—	$155,546	$—	$165,050

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended November 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net provided by operating activities	$61,380	$2,491	$3,736	$(55,143)	$12,463
Investing Activities
Capital expenditures	(861)	(2,607)	(1,671)	—	(5,139)
Proceeds from sale of property, plant and equipment	—	46	84	—	130
Cash used in investing activities	(861)	(2,561)	(1,587)	—	(5,009)
Financing Activities
Principal repayments on term loan	(3,750)	—	—	—	(3,750)
Taxes paid related to the net share settlement of equity awards	(223)	—	—	—	(223)
Stock option exercises and other	964	—	—	—	964
Cash dividend	(2,358)	—	(55,143)	55,143	(2,358)
Intercompany loan activity	(53,734)	—	53,734	—	—
Cash used in financing activities	(59,101)	—	(1,409)	55,143	(5,367)
Effect of exchange rate changes on cash	—	—	(4,820)	—	(4,820)
Net increase (decrease) in cash and cash equivalents	1,418	(71)	(4,080)	—	(2,733)
Cash and cash equivalents—beginning of period	7,953	71	171,580	—	179,604
Cash and cash equivalents—end of period	$9,371	$—	$167,500	$—	$176,871

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, is a Wisconsin corporation and was incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. The Company is organized into three operating segments: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as rope and cable solutions to the global oil & gas, power generation and other energy markets. Divestiture of the Viking business subsequent to quarter-end, resulted in the elimination of the sale and rental of customized off-shore vessel mooring solutions. The Engineered Solutions segment provides highly engineered position and motion control systems to original equipment manufacturers (“OEM”) in various on and off-highway vehicle markets, as well as a variety of other products to the industrial and agricultural markets. Financial information related to the Company's segments is included in Note 13, "Segment Information" in the notes to the condensed consolidated financial statements.
Our businesses provide an array of products and services across multiple markets and geographies which results in significant diversification. Our Industrial and Engineered Solutions segments continue to benefit from improvement within the broad industrial landscape, mining, infrastructure, commercial and off-highway vehicle and agriculture markets, which began in the second half of fiscal 2017 and continued through the first quarter of fiscal 2018. We expect continued growth in these markets in fiscal 2018, however, we anticipate the rate of growth to moderate as the fiscal year progresses. Reduced capital and maintenance spending in the oil & gas markets in the form of project cancellations, deferrals and scope reductions are expected to be a continuing headwind throughout much of fiscal 2018, though quarterly core sales declines should moderate as fiscal 2018 progresses. As a result, we expect consolidated fiscal 2018 core sales growth (sales excluding the impact of acquisitions, divestitures and changes in foreign currency exchange rates) of 1% to 3%, compared to a 4% core sales decline in fiscal 2017.
We continue to pursue both organic and inorganic growth opportunities aligned with our strategic objectives. This includes the advancement of our commercial effectiveness initiatives along with new product development efforts associated with our offerings of mission critical solutions to customers. We are also revitalizing lean efforts across our manufacturing, assembly and service operations. The Industrial segment is primarily focused on accelerating global sales growth through geographic expansion, continuing emphasis on sales and marketing efforts, new product introductions and regional growth via second tier brands. Within the Energy segment, we continue to geographically diversify and expand capabilities within the maintenance tools and services offerings while also redirecting sales, marketing and engineering resources to various non-oil & gas vertical markets. Subsequent to quarter-end, we completed the divestiture of our Viking business, thus exiting the offshore mooring business and significantly limiting our exposure to the upstream, offshore oil & gas market. Also subsequent to quarter-end, we completed the acquisition of Mirage Machines, Ltd. (“Mirage”), a provider of industrial and energy maintenance tools. The Engineered Solutions segment is capitalizing on their served end market demand recovery while also expanding content and engineering broad system capabilities across customers and geographies.
We remain focused on improving our financial position and flexibility by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation. Across the Company, we are continuing the cost reduction programs initiated at the beginning of fiscal 2016. Restructuring charges related to these initiatives totaled approximately $28 million in fiscal 2016, fiscal 2017 and the first quarter of fiscal 2018, combined. During the three months ended November 30, 2017 and 2016, we incurred $7 and $3 million of restructuring costs, respectively. These restructuring costs related to executive leadership changes, facility consolidation, headcount reductions and operational improvement. Due to continuing challenging market conditions and operating results within our Energy segment, we are examining our cost structure, restructuring initiatives and service strategy to align our business with current market expectations and maximize available opportunities in the interim. Similarly we continue to examine other areas of our business that may require structural cost changes to improve performance and profitability. As such, the Company anticipates restructuring initiatives and related pre-tax charges continuing throughout the balance of fiscal 2018, including approximately $6 million to $8 million of additional restructuring charges during that time.
Pre-tax cost savings realized from executing these restructuring initiatives totaled approximately $17 million in fiscal 2016, fiscal 2017 and the first quarter of fiscal 2018, combined. Realized cost savings were comprised of $4 million within the Industrial segment, $7 million within the Energy segment, $5 million within the Engineered Solutions segment and $1 million within Corporate expenses. The Company anticipates realizing an incremental $12 million to $14 million in pre-tax cost savings for the balance of fiscal 2018 and in fiscal 2019 for all restructuring initiatives implemented in fiscals 2016, 2017 and 2018 and to be implemented in the remainder of fiscal 2018. Twenty-five percent of the anticipated future cost savings are expected to benefit the Industrial segment, another 45% are expected to benefit the Energy segment, another 10% are expected to benefit the Engineered Solutions segment and the remaining 20% are expected to benefit Corporate expenses. These gross cost savings are routinely offset by variations between years including sales and production volume variances, annual bonus expense differential and corresponding re-investment of savings into other initiatives.

Given our global geographic footprint, changes in foreign currency exchange rates could have a significant impact on our financial results, financial position and cash flow. Changes in foreign currency exchange rates will continue to add volatility as over one-half of our sales are generated outside of the United States in currencies other than the U.S. dollar. The weakening of the U.S. dollar favorably impacts our sales, cash flow and earnings given the translation of our international results into U.S. dollars. This also results in lower costs for certain international operations which incur costs or purchase components in U.S. dollars and increases the dollar value of assets (including cash) and liabilities of our international operations.
Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended November 30,
	2017		2016
Net sales	$289	100%	$266	100%
Cost of products sold	188	65%	173	65%
Gross profit	101	35%	93	35%
Selling, administrative and engineering expenses	74	26%	69	26%
Amortization of intangible assets	5	2%	5	2%
Director & officer transition charges	—	—%	8	3%
Restructuring charges	7	2%	3	1%
Operating profit	15	5%	8	3%
Financing costs, net	8	3%	7	3%
Other expense (income), net	—	—%	(1)	—%
Earnings before income taxes	7	2%	2	1%
Income tax expense (benefit)	2	1%	(3)	(1)%
Net earnings	$5	2%	$5	2%

Diluted earnings per share	$0.09		$0.08
Consolidated sales for the first quarter of fiscal 2018 were $289 million, an increase of $23 million or 9% from the prior year. For the three months ended November 30, 2017, foreign currency exchange rates increased sales by 3% with no impact from acquisitions or divestitures, resulting in a core sales increase of 6% year-over-year. The consolidated core sales increase was the result of strong end market demand and volume in both the Industrial and Engineered Solutions segments, which more than offset the decline in the Energy segment. As expected, Energy segment sales declined due to continued maintenance deferrals and scope reductions. Operating profit margins increased due to net sales increases and non-recurring director and officer transition charges of $8 million in the three months ended November 30, 2016. This operating profit margin improvement was partially offset by an increase in restructuring charges of $4 million and an increase of $5 million in selling, administrative and engineering expenses (due to continued investment in commercial and engineering activities that support our sales growth) for the three months ended November 30, 2017. Additionally, the first quarter of fiscal 2018 included an increased effective income tax rate compared to prior year.
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

	Three Months Ended November 30,
	2017	2016
Net sales	$97	$87
Operating profit	18	19
Operating profit %	18.8%	21.5%

Industrial segment first quarter net sales were $97 million, or 11% higher than the prior year. Excluding the 2% favorable impact due to changes in foreign currency exchange rates, first quarter core sales growth was 9% . Overall demand for the Industrial Tools product line remained strong globally and across our diverse set of end markets, representing both market strength and market out-performance associated with our commercial effectiveness efforts. Core sales within the Industrial Tools product line increased $4 million (5%) compared to prior year, while the Heavy Lifting Technology product line experienced a $4 million increase (43%) due to completion of several large projects in the first quarter of fiscal 2018 and an unusually weak first quarter of fiscal 2017. The decrease in operating profit was the result of unfavorable sales mix, continued investment in our commercial and engineering activities and discrete charges associated with heavy lifting projects. Restructuring charges totaled $1 million for both three month periods presented.
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

	Three Months Ended November 30,
	2017	2016
Net sales	$76	$85
Operating profit	—	3
Operating profit %	0.4%	3.8%
Energy segment net sales decreased 10% year-over-year to $76 million in the first quarter and were consistent with expectations. Changes in foreign currency exchange rates favorably impacted sales comparisons by 2% resulting in an Energy segment core sales decline of 12% compared to the prior year. Core sales from our Energy Maintenance & Integrity product line decreased $9 million (14%) in the first quarter, due to the continuation of maintenance deferrals and scope reductions, most notably in the Asia Pacific region. Core sales in our Other Energy Solutions product line, consisting of umbilical & rope solutions and offshore mooring, also declined by $1 million (5%) in the first quarter due to the continued impact of reduced customer spending on exploration, drilling and commissioning activities. Energy segment operating profit was $0.3 million and $3 million for the three months ended November 30, 2017 and 2016, respectively. The decrease in operating profit was a result of lower volumes and restructuring costs. Restructuring costs to consolidate facilities and reduce headcount were $1 million for the three months ended November 30, 2017 and insignificant for the three months ended November 30, 2016.
Engineered Solutions Segment
The Engineered Solutions segment is a global designer, manufacturer and assembler of system critical position and motion control systems and other customized industrial products to various vehicle and other niche markets. The segment focuses on providing technical and highly engineered products, including actuation systems, mechanical power transmission products, engine air flow management systems, human to machine interface solutions and other rugged electronic instrumentation to OEM customers. The following table sets forth comparative results of operations for the Engineered Solutions segment (in millions):

	Three Months Ended November 30,
	2017	2016
Net sales	$116	$94
Operating profit	6	1
Operating profit %	5.5%	0.8%
Engineered Solutions segment net sales increased $22 million (24%) to $116 million in the first quarter. Excluding the 4% increase from changes in foreign currency, core sales increased 20% for the three months ended November 30, 2017. The robust increase in core sales was seen across virtually every end market in both product lines with On-Highway core sales increasing $11 million (20%) and Agricultural, Off-Highway and Other core sales increasing $8 million (19%) for the three months ended November 30, 2017 compared to the prior comparable period. Operating profit margins also increased to 5.5% for the three months ended November 30, 2017 as a result of higher volumes and cost reduction efforts, including the benefits realized from previously executed restructuring activities. Restructuring charges were insignificant for the three months ended November 30, 2017 and $2 million for the three months ended November 30, 2016.

Corporate
Corporate expenses decreased $4 million to $10 million for the three months ended November 30, 2017. Corporate expenses decreased due to the non-recurrence of director & officer transition charges of $8 million recognized in the three months ended November 30, 2016, offset by restructuring costs of $4 million related to executive leadership changes in the three months ended November 30, 2017.
Financing Costs, net
Net financing costs were $8 million and $7 million for the three months ended November 30, 2017 and 2016, respectively.
Income Taxes Expense
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Both the current and prior year include the benefits of tax planning initiatives. Comparative earnings before income taxes, income tax expense (benefit) and effective income tax rates are as follows (in millions):

	Three Months Ended November 30,
	2017	2016
Earnings before income taxes	$7	$2
Income tax expense (benefit)	2	(3)
Effective income tax rate	23.5%	(152.4)%
Both the current and prior year effective income tax rates were impacted by the proportion of earnings in foreign jurisdictions with income tax rates lower than the U.S. federal income tax rate and the amount of income tax benefits from tax planning initiatives. The Company's earnings before income taxes included approximately 80% of earnings from foreign jurisdictions for both the estimated full-year fiscal 2018 and fiscal 2017. This foreign income tax rate differential had the effect of reducing the 35% U.S. statutory tax rate by 12.2% and 22.4%, for the three months ended November 30, 2017 and 2016, respectively. In addition to tax planning initiatives (which yield an effective income tax rate lower than the federal income tax rate) in each year, the income tax benefit for the three months ended November 30, 2016 included a $2.9 million benefit related to the discrete director and officer transition costs. These factors, combined with year-to-date activity, yielded an income tax expense (benefit) of 23.5% and (152.4)% for the three months ended November 30, 2017 and 2016, respectively. The tax benefits related to tax planning initiatives are not expected to repeat in future periods due to certain tax attributes that are no longer available and subsequent changes in relevant tax laws.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed. The Act significantly changes the income tax environment for US multinational corporations. The Company is actively evaluating the corporate income tax provisions of the Act including the reduction in the US corporate income tax rate, limitation on deductibility of interest, repatriation of foreign earnings, the move to a territorial tax system, and other provisions. Due to the complexity of the Act, the Company will continue to assess the provisions as well as any prospectively released regulations and disclose the anticipated impact to income tax expense resulting from the Act in future filings.
Cash Flows and Liquidity
At November 30, 2017, cash and cash equivalents included $155 million of cash held by our foreign subsidiaries and $10 million held domestically. We periodically utilize income tax safe harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent. At November 30, 2017, we did not have any temporary intercompany advances, compared to the $5 million we had outstanding at August 31, 2017. The following table summarizes our cash flows from operating, investing and financing activities (in millions):

	Three Months Ended November 30,
	2017	2016
Net cash (used in) provided by operating activities	$(20)	$12
Net cash used in investing activities	(36)	(5)
Net cash used in financing activities	(8)	(5)
Effect of exchange rates on cash	(1)	(5)
Net decrease in cash and cash equivalents	$(65)	$(3)

Cash flows used in operating activities was $20 million for the three months ended November 30, 2017, a decrease of $32 million from the prior year due primarily to increases in prepaid expenses and other assets and a decrease in accrued compensation and benefits in the current year. Existing cash balances funded the $28 million rental asset lease buyout for the Viking divestiture, $8 million of capital expenditures, $8 million of principal loan repayments and the $2 million annual cash dividend.
Our Senior Credit Facility matures on May 8, 2020, includes a $600 million revolving credit facility, an amortizing term loan and a $450 million expansion option, subject to certain conditions. Quarterly principal payments of $4 million on the term loan commenced on June 30, 2016, increased to $8 million per quarter on June 30, 2017 and extend through March 31, 2020, with the remaining principal due at maturity. At November 30, 2017, we had $165 million of cash and cash equivalents. Unused revolver capacity was $597 million at November 30, 2017, of which $93 million was available for borrowing. We believe that the revolver, combined with our existing cash on hand and anticipated operating cash flow will be adequate to meet operating, debt service, acquisition and capital expenditure funding requirements for the foreseeable future.
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. There were no significant changes in primary working capital as a percentage of sales between periods. The following table shows a comparison of primary working capital (in millions):

	November 30, 2017	PWC%	August 31, 2017	PWC%
Accounts receivable, net	$201	17%	$190	17%
Inventory, net	154	13%	144	13%
Accounts payable	(142)	(12)%	(133)	(12)%
Net primary working capital	$213	18%	$201	18%
Commitments and Contingencies
We have operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material and we believe that such costs will not have a material adverse effect on our financial position, results of operations or cash flows.
We remain contingently liable for lease payments of businesses that we previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $13 million using a weighted average discount rate of 2.62% at November 30, 2017.
We had letters of credit outstanding of approximately $14 million at both November 30, 2017 and August 31, 2017, the majority of which relate to commercial contracts and self-insured workers compensation programs.
Contractual Obligations
Our contractual obligations have not materially changed in fiscal 2018 and are discussed in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2017.
Critical Accounting Policies
Refer to the Critical Accounting Policies in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended August 31, 2017 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.
Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow because the interest rate on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility. A ten percent increase in the average cost of our variable rate debt would result in a corresponding $0.3 million increase in financing costs for the three months ended November 30, 2017.

Foreign Currency Risk: We maintain operations in the U.S. and various foreign countries. Our more significant non-U.S. operations are located in Australia, the Netherlands, the United Kingdom, Mexico, United Arab Emirates and China, and have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions (primarily foreign currency exchange contracts) that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 10, “Derivatives” for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $15 million and operating profit would have been lower by $1 million, respectively, for the three months ended November 30, 2017. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $59 million reduction to equity (accumulated other comprehensive loss) as of November 30, 2017, as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $618 million. As of November 30, 2017, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three months ended November 30, 2017.

Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 30, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: January 8, 2018	By:	/S/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2017
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

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended November 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X