Form 10-Q
period 2018-02-28
ACTUANT CORP
filed 2018-04-09
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2018 was 60,686,435.

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Net sales	$275,165	$258,869	$564,120	$524,662
Cost of products sold	185,469	171,543	373,513	344,269
Gross profit	89,696	87,326	190,607	180,393
Selling, administrative and engineering expenses	68,502	66,957	142,980	135,561
Amortization of intangible assets	5,168	5,069	10,299	10,330
Director & officer transition charges	—	—	—	7,784
Restructuring charges	3,450	2,101	10,079	5,048
Impairment & divestiture charges	2,987	—	2,987	—
Operating profit	9,589	13,199	24,262	21,670
Financing costs, net	7,604	7,334	15,118	14,467
Other expense (income), net	367	591	696	(38)
Earnings before income tax expense (benefit)	1,618	5,274	8,448	7,241
Income tax expense (benefit)	19,839	200	21,443	(2,798)
Net (loss) earnings	$(18,221)	$5,074	$(12,995)	$10,039

(Loss) earnings per share
Basic	$(0.30)	$0.09	$(0.22)	$0.17
Diluted	$(0.30)	$0.08	$(0.22)	$0.17

Weighted average common shares outstanding:
Basic	60,318	59,368	60,095	59,170
Diluted	60,318	60,146	60,095	59,881

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Net (loss) earnings	$(18,221)	$5,074	$(12,995)	$10,039
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	13,237	2,909	16,135	(23,749)
Foreign currency translation due to divested business	67,645	—	67,645	—
Pension and other postretirement benefit plans	127	202	254	738
Total other comprehensive income (loss), net of tax	81,009	3,111	84,034	(23,011)
Comprehensive income (loss)	$62,788	$8,185	$71,039	$(12,972)
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	February 28, 2018	August 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$153,595	$229,571
Accounts receivable, net	210,650	190,206
Inventories, net	166,227	143,651
Assets held for sale	—	21,835
Other current assets	60,569	61,663
Total current assets	591,041	646,926
Property, plant and equipment
Land, buildings and improvements	48,457	43,737
Machinery and equipment	241,393	227,535
Gross property, plant and equipment	289,850	271,272
Less: Accumulated depreciation	(187,439)	(176,751)
Property, plant and equipment, net	102,411	94,521
Goodwill	546,135	530,081
Other intangibles, net	216,370	220,489
Other long-term assets	24,348	24,938
Total assets	$1,480,305	$1,516,955
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$136,941	$133,387
Accrued compensation and benefits	41,518	50,939
Current maturities of debt and short-term borrowings	30,000	30,000
Income taxes payable	7,687	6,080
Liabilities held for sale	—	101,083
Other current liabilities	58,368	57,445
Total current liabilities	274,514	378,934
Long-term debt, net	517,318	531,940
Deferred income taxes	23,262	29,859
Pension and postretirement benefit liabilities	19,338	19,862
Other long-term liabilities	56,592	55,821
Total liabilities	891,024	1,016,416
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 81,087,904 and 80,200,110 shares, respectively	16,218	16,040
Additional paid-in capital	155,974	138,449
Treasury stock, at cost, 20,439,434 shares	(617,731)	(617,731)
Retained earnings	1,178,047	1,191,042
Accumulated other comprehensive loss	(143,227)	(227,261)
Stock held in trust	(2,848)	(2,696)
Deferred compensation liability	2,848	2,696
Total shareholders’ equity	589,281	500,539
Total liabilities and shareholders’ equity	$1,480,305	$1,516,955

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended February 28,
	2018	2017
Operating Activities
Net (loss) earnings	$(12,995)	$10,039
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Impairment & divestiture charges, including tax expense	12,385	—
Depreciation and amortization	20,385	21,625
Stock based compensation expense	8,292	12,177
(Benefit) expense for deferred income taxes	(7,124)	551
Amortization of debt issuance costs	826	826
Other non-cash adjustments	200	715
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	(16,872)	(20,897)
Inventories	(18,433)	(394)
Trade accounts payable	(1,753)	12,276
Prepaid expenses and other assets	(9,168)	(10,819)
Income taxes payable/receivable	17,505	(6,918)
Accrued compensation and benefits	(9,959)	(3,704)
Other accrued liabilities	(5,395)	(795)
Cash (used in) provided by operating activities	(22,106)	14,682
Investing Activities
Capital expenditures	(12,547)	(14,695)
Proceeds from sale of property, plant and equipment	113	244
Rental asset buyout for Viking divestiture	(27,718)	—
Proceeds from sale of business, net of transaction costs	8,780	—
Cash paid for business acquisitions, net of cash acquired	(16,517)	—
Cash used in investing activities	(47,889)	(14,451)
Financing Activities
Principal repayments on term loan	(15,000)	(7,500)
Stock option exercises and other	10,305	5,949
Taxes paid related to the net share settlement of equity awards	(1,107)	(920)
Cash dividend	(2,390)	(2,358)
Cash used in financing activities	(8,192)	(4,829)
Effect of exchange rate changes on cash	2,211	(3,116)
Net decrease in cash and cash equivalents	(75,976)	(7,714)
Cash and cash equivalents - beginning of period	229,571	179,604
Cash and cash equivalents - end of period	$153,595	$171,890
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2018.
New Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of accounting for share-based payment transactions. Under the new guidance it is required, among other items, that all excess tax deficiencies or benefits be recorded as income tax expense or benefit in the statement of operations and not in additional paid-in capital (shareholder's equity). This guidance was adopted on September 1, 2017 and the impact of adopting this guidance had the following effects:

•
for the three and six months ended February 28, 2018, we recorded $1.3 million and $1.5 million, respectively, in excess tax deficiency as an increase to our income tax expense. This requirement was applied prospectively;

•
excess tax benefits are now presented as operating activities in the statement of cash flows, rather than as financing activities. The Company chose to apply this requirement retrospectively, and as a result, reclassified approximately $0.6 million of excess tax benefits recognized during the six months ended February 28, 2017 from financing activities to operating activities in the condensed consolidated statement of cash flows;

•	our computation of diluted earnings per share now excludes the excess tax benefits or deficiencies from the assumed proceeds available to repurchase shares. This requirement was applied prospectively.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09 and subsequent updates included in ASU 2016-10, ASU 2016-12, ASU 2017-13 and ASU 2017-14, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years beginning on or after December 15, 2017 (fiscal 2019 for the Company). The Company has begun assessing its various revenue streams to identify performance obligations under these ASUs and the key aspects of the standard that will impact the Company's revenue recognition process. Based upon our preliminary assessments, these standards may impact our allocation of contract revenue between various products and services and the timing of when those revenues are recognized, but do not expect a material or significant impact to amounts recognized. Given the diversity of its commercial arrangements, the Company is continuing to assess the impact these standards may have on its consolidated results of operations, financial position, cash flows and related financial statement disclosures upon adoption.
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
In February 2016, the FASB issued ASU 2016-02, Leases (and subsequent ASU 2018-01), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset. This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), including interim periods within those fiscal years. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented under a modified retrospective approach using a cumulative effect adjustment in the year of adoption. The Company is currently gathering, documenting and analyzing lease agreements subject to this ASU and anticipates material additions to the balance sheet (upon adoption) of right-of-use assets, offset by the associated liabilities, due to our routine use of operating leases over time.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for Company), including interim periods within those fiscal years. We are currently evaluating the impact of this new standard on our consolidated financial statements.
Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	February 28, 2018	August 31, 2017
Foreign currency translation adjustments	$124,024	$207,804
Pension and other postretirement benefit plans, net of tax	19,203	19,457
Accumulated other comprehensive loss	$143,227	$227,261
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
Note 3. Restructuring Charges
The Company has committed to various restructuring initiatives including workforce reductions, leadership changes, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low cost alternatives and the centralization and standardization of certain administrative functions. Total restructuring charges for these activities were $4.3 million and $2.1 million in the three months ended February 28, 2018 and 2017, respectively. Year-to-date restructuring charges totaled $10.9 million and $5.0 million for fiscal 2018 and 2017. Approximately $0.8 million of the restructuring charges recognized in the three and six months ended February 28, 2018 were reported in the Consolidated Statements of Operations in “Cost of products sold,” with the balance of the charges reported in “Restructuring charges.” Liabilities for severance will generally be paid during the next twelve months, while future lease payments related to facilities vacated as a result of restructuring will be paid over the underlying remaining lease terms.
The following rollforwards summarize restructuring reserve activity by segment (in thousands):

	Six Months Ended February 28, 2018
	Industrial		Energy	Engineered Solutions	Corporate		Total
Balance as of August 31, 2017	$202		$3,613	$1,792	$30		$5,637
Restructuring charges	2,951		3,205	486	4,271		10,913
Cash payments	(868)		(2,666)	(1,517)	(1,648)		(6,699)
Other non-cash uses of reserve	(490)	(1)	(473)	(192)	(2,007)	(1)	(3,162)
Impact of changes in foreign currency rates	(10)		(83)	21	—		(72)
Balance as of February 28, 2018	$1,785		$3,596	$590	$646		$6,617
(1) Majority of non-cash uses of reserve represents accelerated equity vesting in connection with employee severance agreements.

	Six Months Ended February 28, 2017
	Industrial	Energy	Engineered Solutions	Corporate	Total
Balance as of August 31, 2016	$1,343	$3,021	$1,863	$46	$6,273
Restructuring charges	1,372	48	3,546	82	5,048
Cash payments	(1,394)	(973)	(2,312)	(83)	(4,762)
Other non-cash uses of reserve	(438)	(14)	(16)	(36)	(504)
Impact of changes in foreign currency rates	(21)	44	(8)	—	15
Balance as of February 28, 2017	$862	$2,126	$3,073	$9	$6,070
Note 4. Acquisitions
The Company acquired the stock and certain assets of Mirage Machines, Ltd. ("Mirage") on December 1, 2017 for a purchase price of $16.5 million, net of cash acquired and subject to closing working capital adjustments plus potential future performance-based consideration. This Energy segment tuck-in acquisition is a provider of industrial and energy maintenance tools. This acquisition resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase price reflected the future earnings and cash flow potential of Mirage, as well as the complementary strategic fit and resulting synergies. The Company incurred acquisition transaction costs of $0.3 million in the six months ended February 28, 2018 (included in selling, administrative and engineering expenses in the condensed consolidated statement of operations) related to this acquisition.
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
The preliminary purchase price allocation resulted in $8.9 million of goodwill (which is not deductible for tax purposes) and $4.1 million of intangible assets, including $2.3 million of indefinite lived tradenames and $1.8 million of amortizable customer relationships.
Net sales of $1.9 million are included in our consolidated financial results for both the three and six months ended February 28, 2018 related to Mirage. Because the net sales and earnings impact of the Mirage acquisition are not material to the three and six month periods ended February 28, 2018 and 2017, respectively, the Company has not included the pro forma operating result disclosures otherwise required for acquisitions. The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, at the date of acquisition, for Mirage (in thousands):

Total
Accounts receivable, net	$1,090
Inventories, net	3,004
Other current assets	90
Property, plant & equipment	2,014
Goodwill	8,856
Other intangible assets, net	4,126
Trade accounts payable	(1,299)
Accrued compensation and benefits	(97)
Income taxes payable	(586)
Deferred income taxes	(681)
Cash paid, net of cash acquired	$16,517
Note 5. Divestiture Activities
On December 1, 2017, the Company completed the sale of the Viking business for net cash proceeds of $8.8 million, net of transaction costs of $1.6 million, subject to closing working capital adjustments. In the second quarter of fiscal 2018, we recognized an after-tax impairment and divestiture charge of $12.4 million comprised of real estate lease exit charges related to retained facilities that became vacant as a result of the Viking divestiture ($3.0 million) and approximately $9.4 million of associated discrete income tax expense. The divestiture results in the Company's exit from the offshore mooring market and will significantly limit our exposure to the upstream, offshore oil & gas market.
The results of the Viking business are not material to the consolidated financial results of the Company and are included in continuing operations. The Viking business had net sales of $6.0 million and $11.5 million in the three and six months ended February 28, 2017, respectively. In addition, net sales were $2.7 million for the six months ended February 28, 2018.
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of intangible assets and goodwill can result from changes in foreign currency exchange rates, business acquisitions, divestitures or impairment charges. The changes in the carrying amount of goodwill for the six months ended February 28, 2018 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2017	$103,875	$188,830	$237,376	$530,081
Business acquisitions	—	8,856	—	8,856
Impact of changes in foreign currency rates	968	4,180	2,050	7,198
Balance as of February 28, 2018	$104,843	$201,866	$239,426	$546,135
The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		February 28, 2018			August 31, 2017
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$268,105	$163,676	$104,429	$263,498	$153,003	$110,495
Patents	10	30,538	24,918	5,620	30,401	24,027	6,374
Trademarks and tradenames	18	21,396	10,015	11,381	21,498	9,396	12,102
Other intangibles	3	6,777	6,458	319	6,672	6,234	438
Indefinite lived intangible assets:
Tradenames	N/A	94,621	—	94,621	91,080	—	91,080
		$421,437	$205,067	$216,370	$413,149	$192,660	$220,489
The Company estimates that amortization expense will be $10.4 million for the remaining six months of fiscal 2018. Amortization expense for future years is estimated to be: $20.2 million in fiscal 2019, $19.5 million in 2020, $18.6 million in fiscal 2021, $16.6 million in fiscal 2022, $13.6 million in fiscal 2023 and $22.9 million thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates.
Note 7. Product Warranty Costs
The Company generally offers its customers a warranty on products sold, although warranty periods vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the product warranty reserves for the six months ended February 28, 2018 and 2017 (in thousands):

	Six Months Ended February 28,
	2018	2017
Beginning balance	$6,616	$5,592
Provision for warranties	3,403	1,482
Warranty payments and costs incurred	(3,582)	(3,096)
Impact of changes in foreign currency rates	213	(101)
Ending balance	$6,650	$3,877

Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 28, 2018	August 31, 2017
Senior Credit Facility
Revolver	$—	$—
Term Loan	262,500	277,500
Total Senior Credit Facility	262,500	277,500
5.625% Senior Notes	287,559	287,559
Total Senior Indebtedness	550,059	565,059
Less: Current maturities of long-term debt	(30,000)	(30,000)
Debt issuance costs	(2,741)	(3,119)
Total long-term debt, net	$517,318	$531,940
The Company’s Senior Credit Facility matures on May 8, 2020 and provides a $600 million revolver, an amortizing term loan and a $450 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. As of February 28, 2018, the borrowing spread on LIBOR based borrowings was 2.00% (aggregating to a 3.69% variable rate borrowing cost on the outstanding term loan balance). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum. As of February 28, 2018, the unused credit line under the revolver was $597.1 million, of which $83.7 million was available for borrowing. Quarterly term loan principal payments of $3.8 million began on June 30, 2016, increased to $7.5 million starting on June 30, 2017 and extend through March 31, 2020, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. The Company was in compliance with all financial covenants at February 28, 2018.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both February 28, 2018 and August 31, 2017 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net liability of $0.1 million and $0.2 million at February 28, 2018 and August 31, 2017, respectively. The fair value of the foreign currency exchange contracts was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy. The fair value of the Company’s outstanding Senior Notes was $293.3 million and $295.8 million at February 28, 2018 and August 31, 2017, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.
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
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has historically hedged portions of its forecasted inventory purchases and other cash flows that are denominated in non-functional currencies (cash flow hedges). However, there were no cash flow hedges outstanding at February 28, 2018 and August 31, 2017.
The Company also utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in other expense in the condensed consolidated statement of operations). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts (fair value hedges or non-designated hedges) was $26.5 million and $22.0 million at February 28, 2018 and August 31, 2017, respectively. The fair value of outstanding foreign currency exchange contracts was a net liability of $0.1 million and $0.2 million at February 28, 2018 and August 31, 2017, respectively. Net foreign currency gain (loss) related to these derivative instruments were as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Foreign currency (loss) gain, net	$(74)	$(474)	$140	$(1,966)
Note 11. Capital Stock and Share Repurchases
The Company's Board of Directors authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $617.7 million. As of February 28, 2018, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three and six months ended February 28, 2018.
The reconciliation between basic and diluted (loss) earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Numerator:
Net (loss) earnings	$(18,221)	$5,074	$(12,995)	$10,039
Denominator:
Weighted average common shares outstanding - basic	60,318	59,368	60,095	59,170
Net effect of dilutive securities - stock based compensation plans (1)	—	778	—	711
Weighted average common shares outstanding - diluted	60,318	60,146	$60,095	$59,881

Basic (loss) earnings per share	$(0.30)	$0.09	$(0.22)	$0.17
Diluted (loss) earnings per share	(0.30)	0.08	(0.22)	0.17

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	3,397	2,011	2,613	1,987
(1) As a result of the net loss for the three and six months ended February 28, 2018, shares from stock based compensation plans are excluded from the calculation of diluted (loss) earnings per share, as the result would be anti-dilutive.

Note 12. Income Taxes
The Company's income tax expense or benefit is impacted by a number of factors, including the amount of taxable earnings generated in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates, changes in tax laws, acquisitions and divestitures and the ability to utilize various tax credits and net operating loss carryforwards. The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Both fiscal 2018 and 2017 include the benefits of tax planning initiatives. Comparative earnings (loss) before income taxes, income tax expense or benefit and effective income tax rates are as follows (amounts in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Earnings (loss) before income taxes	$1,618	$5,274	$8,448	$7,241
Income tax expense (benefit)	19,839	200	21,443	(2,798)
Effective income tax rate	1,226.1%	3.8%	253.8%	(38.6)%
The Company’s income tax expense and effective tax rates during the three and six months ended February 28, 2018 were impacted by the Tax Cuts and Jobs Act (the “Act”), which was enacted into law on December 22, 2017. The Act includes significant changes to the U.S. corporate income tax system which reduce the U.S. federal corporate income tax rate from 35.0% to 21.0% as of January 1, 2018; shifts to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. income tax; and creates new taxes on certain foreign-sourced earnings. The decrease in the U.S. federal corporate income tax rate from 35.0% to 21.0% results in a blended statutory tax rate of 25.7% for the fiscal year ending August 31, 2018. The new taxes for certain foreign-sourced earnings under the Act are effective for the Company in fiscal 2019.
Income tax effects resulting from changes in tax laws are accounted for by the Company in the period in which the law is enacted and the effects are recorded as a component of income tax expense or benefit. As a result, the Company recorded provisional income tax expense resulting from the Act totaling $8.4 million during the three and six months ended February 28, 2018, which includes (i) a transition tax of $16.2 million on the Company’s total post-1986 earnings and profits (“E&P”) which, prior to the Act, were previously deferred from U.S. income tax, (ii) a $16.7 million decrease in income tax expense as a result of the re-measurement of the Company’s deferred tax assets and liabilities to the new corporate tax rate of 21% and (iii) $8.9 million in valuation allowances recorded against foreign tax credits as future utilization is now uncertain.
The amounts recorded are provisional and represent the Company’s best estimate of the tax effects of the Act as of February 28, 2018. Amounts recorded are based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances which are subject to change and modification. Provisional amounts recorded may change as a result of the following:

•
The amount recorded for the transition tax liability is a provisional amount based on current estimates of total post-1986 foreign E&P and the income tax pools for all foreign subsidiaries which will continue to be refined over the coming periods. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets as of August 31, 2018. Further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability. It is anticipated that the amounts resulting from the transition tax will be fully offset by available foreign tax credits and will not result in future cash tax payments. In addition, there is a foreign tax credit carryforward on the balance sheet after the calculation of the transition tax liability. The Company is continuing to analyze the new provisions in order to determine future utilization of the credits and is anticipating further interpretive guidance in connection with the utilization of foreign tax credits going forward. As such, we are not yet able to reasonably estimate the future utilization of the foreign tax credits and have recorded the aforementioned valuation allowance.

•
The Company is still analyzing certain aspects of the Act and refining the estimate of the expected revaluation of its deferred tax balances. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In addition, the Act provides for accelerated first year expensing of certain capital expenditures for which an estimate has been included in the estimated deferred balances for the year but will continue to be refined as the year progresses. The Act also provides changes related to the limits of deduction for employee compensation. The Company is treating any future non-deductible compensation as impacting deductible compensation expenses in the period incurred until further guidance is provided.

•
The Act also includes a provision designed to tax global intangible low taxed income (GILTI) which will be effective in fiscal 2019. Under the provision, a U.S. shareholder is required to include in gross income the amount of its GILTI, which is generally the net income of its controlled foreign corporations in excess of a 10% return on depreciable tangible assets after identification of other income subject to non-deferral rules. Due to the complexity of the new GILTI tax rules and uncertainty of the application of the foreign tax credit rules in relation to GILTI, we are continuing to evaluate this provision of the Act, the application of ASC 740, and are considering available accounting policy alternatives to either record the U.S. income tax effect of future GILTI inclusions in the period in which they arise or establish deferred taxes with respect to the expected future tax liabilities associated with future GILTI inclusions. Our accounting policies depend, in part, on analyzing our global income to determine whether we expect a tax liability resulting from the application of this provision, and, if so, whether and when to record related current and deferred income taxes. Whether we intend to recognize deferred tax liabilities related to the GILTI provisions is dependent, in part, on our assessment of the Company's future operating structure. In addition, we are awaiting further interpretive guidance in connection with the computation of the GILTI tax. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Act. Therefore, we have not made any adjustments relating to potential GILTI tax in our consolidated financial statements and have not made a policy decision regarding our accounting for GILTI.

•
Prior to the Act, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the U.S., and no U.S. deferred income taxes or foreign withholding taxes were recorded. The transition tax noted above will result in the previously untaxed foreign earnings being included in the federal and state fiscal 2018 taxable income. We are currently analyzing our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which may include withholding taxes, local country taxes and potential U.S. state taxation. Furthermore, the transition tax will reduce the outside basis differences in our foreign corporations and any remaining temporary difference will potentially have some interaction with the GILTI tax noted above. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Act and have not recorded any withholding or state tax liabilities, any deferred taxes attributable to GILTI (as noted above) or any deferred taxes attributable to our investment in our foreign subsidiaries.

•
We are also currently analyzing certain additional provisions of the Act that come into effect in fiscal 2019 and will determine if and how these items would impact the effective tax rate in the year the income or expense occurs. These provisions include the Base Erosion Anti-Abuse Tax (BEAT), eliminating U.S. federal income taxes on dividends from foreign subsidiaries, the new provision that could limit the amount of deductible interest expense, and the limitations on the deductibility of certain executive compensation.

The effective tax rate for the six months ended February 28, 2018 was 253.8% compared to (38.6)% for the comparable prior year period. The effective tax rate for the current year results in significantly greater tax expense than the comparable prior year period due to recording the effects of the Act as described above. Additionally, the six months ended February 28, 2018 also include discrete income tax expense of $9.4 million related to the Viking divestiture and $1.5 million related to the shortfall of tax benefits on deductible equity compensation and expiration of unexercised stock options. Both the current and prior year income tax rates were impacted by the proportion of earnings in foreign jurisdictions (with income tax rates lower than the U.S. federal income tax rate) and tax benefits derived from tax planning initiatives which were comparable between years. In addition, the Company may release a material valuation allowance in a foreign jurisdiction in late fiscal 2018 or in fiscal 2019, if the Company determines that it is more likely than not the deferred tax assets will be realized.

Note 13. Segment Information
The Company is a global manufacturer of a broad range of industrial products and systems and is organized into three reportable segments: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as rope and cable solutions to the global oil & gas, power generation and other markets. Divestiture of the Viking business during the quarter resulted in the elimination of the sale and rental of customized off-shore vessel mooring solutions. The Engineered Solutions segment provides highly engineered position and motion control systems to original equipment manufacturers ("OEM") in various on and off-highway vehicle markets, as well as a variety of other products to the industrial and agricultural markets.
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Net Sales by Reportable Product Line & Segment:
Industrial Segment:
Industrial Tools	$87,438	$78,679	$171,949	$157,718
Heavy Lifting Technology	11,643	12,969	24,048	21,220
	99,081	91,648	195,997	178,938
Energy Segment:
Energy Maintenance & Integrity	48,889	51,590	105,598	116,411
Other Energy Solutions	17,103	21,294	36,235	41,119
	65,992	72,884	141,833	157,530
Engineered Solutions Segment:
On-Highway	59,297	50,611	124,179	102,242
Agriculture, Off-Highway and Other	50,795	43,726	102,111	85,952
	110,092	94,337	226,290	188,194
	$275,165	$258,869	$564,120	$524,662
Operating Profit (Loss):
Industrial	$16,781	$18,380	$35,024	$37,155
Energy (1)	(4,513)	(579)	(4,220)	2,632
Engineered Solutions	2,209	1,816	8,543	2,571
General Corporate	(4,888)	(6,418)	(15,085)	(20,688)
	$9,589	$13,199	$24,262	$21,670
(1) Energy segment operating (loss) profit includes impairment and divestiture charges of $3.0 million for both the three and six months ended February 28, 2018.

	February 28, 2018	August 31, 2017
Assets by Segment:
Industrial	$324,477	$329,134
Energy	464,018	482,963
Engineered Solutions	548,547	531,068
General Corporate	143,263	173,790
	$1,480,305	$1,516,955
In addition to the impact of foreign currency exchange rate changes, the comparability of segment and product line information is impacted by acquisition/divestiture activities, impairment charges, director & officer transition charges, restructuring costs and related benefits.  Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.

Note 14. Commitments and Contingencies
The Company had outstanding letters of credit of $23.4 million and $22.1 million at February 28, 2018 and August 31, 2017, respectively, the majority of which relate to commercial contracts and self-insured workers compensation programs.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $12.1 million using a weighted average discount rate of 3.15% at February 28, 2018.
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 15. Guarantor Subsidiaries
As discussed in Note 8, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $287.6 million remains outstanding as of February 28, 2018. All of our material, domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent.
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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended February 28, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$36,219	$83,072	$155,874	$—	$275,165
Cost of products sold	5,848	63,979	115,642	—	185,469
Gross profit	30,371	19,093	40,232	—	89,696
Selling, administrative and engineering expenses	18,190	17,232	33,080	—	68,502
Amortization of intangible assets	318	2,861	1,989	—	5,168
Restructuring charges	194	909	2,347	—	3,450
Impairment & divestiture charges	4,217	—	(1,230)	—	2,987
Operating profit (loss)	7,452	(1,909)	4,046	—	9,589
Financing costs (income), net	7,777	22	(195)	—	7,604
Intercompany (income) expense, net	(5,042)	5,419	(377)	—	—
Other expense, net	90	49	228	—	367
Earnings (loss) before income taxes	4,627	(7,399)	4,390	—	1,618
Income tax expense (benefit)	10,612	(2,234)	11,461	—	19,839
Net loss before equity in loss of subsidiaries	(5,985)	(5,165)	(7,071)	—	(18,221)
Equity in loss of subsidiaries	(12,236)	(9,454)	(1,459)	23,149	—
Net loss	$(18,221)	$(14,619)	$(8,530)	$23,149	$(18,221)
Comprehensive income (loss)	$62,788	$(14,619)	$74,820	$(60,201)	$62,788

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended February 28, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$34,953	$80,973	$142,943	$—	$258,869
Cost of products sold	10,049	61,821	99,673	—	171,543
Gross profit	24,904	19,152	43,270	—	87,326
Selling, administrative and engineering expenses	18,553	16,549	31,855	—	66,957
Amortization of intangible assets	318	2,918	1,833	—	5,069
Restructuring charges	372	441	1,288	—	2,101
Operating profit (loss)	5,661	(756)	8,294	—	13,199
Financing costs (income), net	7,430	—	(96)	—	7,334
Intercompany (income) expense, net	(7,882)	11,242	(3,360)	—	—
Intercompany dividends	—	(4,258)	—	4,258	—
Other (income) expense, net	(48)	(4)	643	—	591
Earnings (loss) before income taxes	6,161	(7,736)	11,107	(4,258)	5,274
Income tax expense (benefit)	151	(667)	716	—	200
Net earnings (loss) before equity in (loss) earnings of subsidiaries	6,010	(7,069)	10,391	(4,258)	5,074
Equity in earnings (loss) of subsidiaries	(936)	8,057	(268)	(6,853)	—
Net earnings	$5,074	$988	$10,123	$(11,111)	$5,074
Comprehensive income	$8,185	$1,324	$12,828	$(14,152)	$8,185

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Six Months Ended February 28, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$71,929	$170,906	$321,285	$—	$564,120
Cost of products sold	12,811	128,553	232,149	—	373,513
Gross profit	59,118	42,353	89,136	—	190,607
Selling, administrative and engineering expenses	37,905	35,680	69,395	—	142,980
Amortization of intangible assets	636	5,722	3,941	—	10,299
Restructuring charges	5,550	1,078	3,451	—	10,079
Impairment & divestiture charges	4,217	—	(1,230)	—	2,987
Operating profit (loss)	10,810	(127)	13,579	—	24,262
Financing costs (income), net	15,400	43	(325)	—	15,118
Intercompany (income) expense, net	(9,919)	10,903	(984)	—	—
Other expense, net	40	94	562	—	696
Earnings (loss) before income taxes	5,289	(11,167)	14,326	—	8,448
Income tax expense (benefit)	10,327	(1,797)	12,913	—	21,443
Net (loss) earnings before equity in loss of subsidiaries	(5,038)	(9,370)	1,413	—	(12,995)
Loss in earnings of subsidiaries	(7,957)	(661)	(1,505)	10,123	—
Net loss	$(12,995)	$(10,031)	$(92)	$10,123	$(12,995)
Comprehensive income (loss)	$71,039	$(10,031)	$86,386	$(76,355)	$71,039

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Six Months Ended February 28, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$66,682	$165,249	$292,731	$—	$524,662
Cost of products sold	17,143	123,237	203,889	—	344,269
Gross profit	49,539	42,012	88,842	—	180,393
Selling, administrative and engineering expenses	36,520	33,185	65,856	—	135,561
Amortization of intangible assets	636	5,994	3,700	—	10,330
Restructuring charges	727	1,164	3,157	—	5,048
Director & officer transition charges	7,784	—	—	—	7,784
Operating profit	3,872	1,669	16,129	—	21,670
Financing costs (income), net	14,756	—	(289)	—	14,467
Intercompany (income) expense, net	(12,950)	10,156	2,794	—	—
Intercompany dividends	—	(59,401)	—	59,401	—
Other expense (income), net	2,037	(74)	(2,001)	—	(38)
Earnings before income taxes	29	50,988	15,625	(59,401)	7,241
Income tax (benefit) expense	(2,563)	(697)	462	—	(2,798)
Net earnings before equity in earnings of subsidiaries	2,592	51,685	15,163	(59,401)	10,039
Equity in earnings of subsidiaries	7,447	13,682	2,862	(23,991)	—
Net earnings	$10,039	$65,367	$18,025	$(83,392)	$10,039
Comprehensive (loss) income	$(12,972)	$47,616	$13,459	$(61,075)	$(12,972)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	February 28, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$4,276	$—	$149,319	$—	$153,595
Accounts receivable, net	19,641	52,171	138,838	—	210,650
Inventories, net	26,915	61,363	77,949	—	166,227
Other current assets	14,186	3,263	43,120	—	60,569
Total current assets	65,018	116,797	409,226	—	591,041
Property, plant and equipment, net	8,076	31,661	62,674	—	102,411
Goodwill	38,846	201,578	305,711	—	546,135
Other intangibles, net	7,521	132,320	76,529	—	216,370
Investment in subsidiaries	1,902,303	1,274,274	806,292	(3,982,869)	—
Intercompany receivable	—	564,517	208,983	(773,500)	—
Other long-term assets	7,407	1,864	15,077	—	24,348
Total assets	$2,029,171	$2,323,011	$1,884,492	$(4,756,369)	$1,480,305
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$15,469	$31,079	$90,393	$—	$136,941
Accrued compensation and benefits	13,376	5,239	22,903	—	41,518
Current maturities of debt and short-term borrowings	30,000	—	—	—	30,000
Income taxes payable	152	—	7,535	—	7,687
Other current liabilities	13,683	7,951	36,734	—	58,368
Total current liabilities	72,680	44,269	157,565	—	274,514
Long-term debt, net	517,318	—	—	—	517,318
Deferred income taxes	17,631	—	5,631	—	23,262
Pension and postretirement benefit liabilities	11,942	—	7,396	—	19,338
Other long-term liabilities	48,651	383	7,558	—	56,592
Intercompany payable	771,668	—	1,832	(773,500)	—
Shareholders’ equity	589,281	2,278,359	1,704,510	(3,982,869)	589,281
Total liabilities and shareholders’ equity	$2,029,171	$2,323,011	$1,884,492	$(4,756,369)	$1,480,305

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$34,715	$—	$194,856	$—	$229,571
Accounts receivable, net	17,498	50,749	121,959	—	190,206
Inventories, net	23,308	48,492	71,851	—	143,651
Assets held for sale	—	—	21,835	—	21,835
Other current assets	23,576	3,619	34,468	—	61,663
Total current assets	99,097	102,860	444,969	—	646,926
Property, plant & equipment, net	7,049	26,130	61,342	—	94,521
Goodwill	38,847	200,499	290,735	—	530,081
Other intangibles, net	8,156	138,042	74,291	—	220,489
Investment in subsidiaries	1,832,472	1,186,715	805,016	(3,824,203)	—
Intercompany receivable	—	589,193	205,183	(794,376)	—
Other long-term assets	8,377	812	15,749	—	24,938
Total assets	$1,993,998	$2,244,251	$1,897,285	$(4,618,579)	$1,516,955
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$15,412	$27,168	$90,807	$—	$133,387
Accrued compensation and benefits	19,082	7,672	24,185	—	50,939
Current maturities of debt and short-term borrowings	30,000	—	—	—	30,000
Income taxes payable	153	—	5,927	—	6,080
Liabilities held for sale	—	—	101,083	—	101,083
Other current liabilities	18,512	7,169	31,764	—	57,445
Total current liabilities	83,159	42,009	253,766	—	378,934
Long-term debt	531,940	—	—	—	531,940
Deferred income taxes	24,164	—	5,695	—	29,859
Pension and post-retirement benefit liabilities	12,540	—	7,322	—	19,862
Other long-term liabilities	48,692	352	6,777	—	55,821
Intercompany payable	792,964	—	1,412	(794,376)	—
Shareholders’ equity	500,539	2,201,890	1,622,313	(3,824,203)	500,539
Total liabilities and shareholders’ equity	$1,993,998	$2,244,251	$1,897,285	$(4,618,579)	$1,516,955

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended February 28, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(14,509)	$6,923	$(14,520)	$—	$(22,106)
Investing Activities
Capital expenditures	(1,982)	(5,274)	(5,291)	—	(12,547)
Proceeds from sale of property, plant and equipment	—	83	30	—	113
Rental asset buyout for Viking divestiture	—	—	(27,718)	—	(27,718)
Proceeds from sale of business, net of transactions costs	198	—	8,582	—	8,780
Cash paid for business acquisitions, net of cash acquired	—	(1,732)	(14,785)	—	(16,517)
Cash used in investing activities	(1,784)	(6,923)	(39,182)	—	(47,889)
Financing Activities
Principal repayments on term loan	(15,000)	—	—	—	(15,000)
Stock option exercises and other	10,305	—	—	—	10,305
Taxes paid related to the net share settlement of equity awards	(1,107)	—	—	—	(1,107)
Cash dividend	(2,390)	—	—	—	(2,390)
Intercompany loan activity	(5,954)	—	5,954	—	—
Cash (used in) provided by financing activities	(14,146)	—	5,954	—	(8,192)
Effect of exchange rate changes on cash	—	—	2,211	—	2,211
Net decrease in cash and cash equivalents	(30,439)	—	(45,537)	—	(75,976)
Cash and cash equivalents—beginning of period	34,715	—	194,856	—	229,571
Cash and cash equivalents—end of period	$4,276	$—	$149,319	$—	$153,595

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended February 28, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net provided by operating activities	$59,275	$5,902	$8,906	$(59,401)	$14,682
Investing Activities
Capital expenditures	(2,156)	(6,108)	(6,431)	—	(14,695)
Proceeds from sale of property, plant and equipment	—	135	109	—	244
Cash used in investing activities	(2,156)	(5,973)	(6,322)	—	(14,451)
Financing Activities
Principal repayments on term loan	(7,500)	—	—	—	(7,500)
Taxes paid related to the net share settlement of equity awards	(920)	—	—	—	(920)
Stock option exercises and other	5,949	—	—	—	5,949
Cash dividend	(2,358)	—	(59,401)	59,401	(2,358)
Intercompany loan activity	(53,734)	—	53,734	—	—
Cash used in financing activities	(58,563)	—	(5,667)	59,401	(4,829)
Effect of exchange rate changes on cash	—	—	(3,116)	—	(3,116)
Net decrease in cash and cash equivalents	(1,444)	(71)	(6,199)	—	(7,714)
Cash and cash equivalents—beginning of period	7,953	71	171,580	—	179,604
Cash and cash equivalents—end of period	$6,509	$—	$165,381	$—	$171,890

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
Our businesses provide an array of products and services across multiple markets and geographies which results in significant diversification. Our Industrial and Engineered Solutions segments continue to benefit from improvement within the broad industrial landscape, mining, infrastructure and agriculture markets, which began in the second half of fiscal 2017 and continued through the first half of fiscal 2018. We anticipate a moderate growth rate in these markets during the second half of fiscal 2018, while we expect the on-highway vehicle markets to slow on weaker demand and more difficult comparisons. Reduced capital and maintenance spending in the oil & gas markets in the form of project cancellations, deferrals and scope reductions are expected to be a continuing headwind throughout much of fiscal 2018, though quarterly core sales declines should moderate as fiscal 2018 progresses. As a result, we expect consolidated fiscal 2018 core sales growth (sales excluding the impact of acquisitions, divestitures and changes in foreign currency exchange rates) of 2% to 4%, compared to a 4% core sales decline in fiscal 2017.
We continue to pursue both organic and inorganic growth opportunities aligned with our strategic objectives. This includes the advancement of our commercial effectiveness initiatives along with new product development efforts associated with our offerings of mission critical solutions to customers. We are also revitalizing lean efforts across our manufacturing, assembly and service operations. The Industrial segment is primarily focused on accelerating global sales growth through geographic expansion, continuing emphasis on sales and marketing efforts, new product introductions and regional growth via second tier brands. Within the Energy segment, we continue to geographically diversify and expand capabilities within the maintenance tools and services offerings while also redirecting sales, marketing and engineering resources to various non-oil & gas vertical markets. During the quarter, we completed the divestiture of our Viking business, thus exiting the offshore mooring business and significantly limiting our exposure to the upstream, offshore oil & gas market. Also during the quarter, we completed the acquisition of Mirage, a provider of industrial and energy maintenance tools. The Engineered Solutions segment is capitalizing on their served end market demand recovery, while also expanding content and engineering capabilities across customers and geographies. We continue to analyze our businesses in line with our strategic objectives and are taking portfolio management actions that are anticipated to simplify and improve the operational performance of our Company.
We remain focused on improving our financial position and flexibility by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation. Across the Company, we are continuing the cost reduction programs initiated at the beginning of fiscal 2016. Restructuring charges related to these initiatives totaled approximately $33 million in fiscal 2016, fiscal 2017 and the first half of fiscal 2018, combined. Total restructuring charges were $4.3 million and $10.9 million in the three and six months ended February 28, 2018, respectively. These restructuring costs related to executive leadership changes, facility consolidation, headcount reductions and operational improvement. Due to continuing challenging market conditions and operating results within our Energy segment, we are examining our cost structure, restructuring initiatives and service strategy to align our business with current market expectations and maximize available opportunities in the interim. Similarly, we continue to examine other areas of our business that may require structural cost changes to improve performance and profitability. As such, the Company anticipates restructuring initiatives and related pre-tax charges continuing throughout the second half of fiscal 2018, including approximately $2 million to $4 million of additional restructuring charges during that time.
Pre-tax cost savings realized from executing these restructuring initiatives totaled approximately $19 million in fiscal 2016, fiscal 2017 and the first half of fiscal 2018, combined. Realized cost savings were comprised of $5 million within the Industrial segment, $7 million within the Energy segment, $6 million within the Engineered Solutions segment and $1 million within Corporate expenses. The Company anticipates realizing an incremental $10 million to $15 million in pre-tax cost savings for the second half of fiscal 2018 and in fiscal 2019 for all restructuring initiatives implemented in fiscals 2016, 2017 and 2018 and to be implemented in the second half of fiscal 2018. Thirty percent of the anticipated future cost savings are expected to benefit the Industrial segment, another 50% are expected to benefit the Energy segment, another 5% are expected to benefit the Engineered Solutions segment and the remaining 15% are expected to benefit Corporate expenses. These gross cost savings are routinely offset by variations between years including sales and production volume variances, annual bonus expense differential and corresponding re-investment of savings into other initiatives.

Given our global geographic footprint, changes in foreign currency exchange rates could have a significant impact on our financial results, financial position and cash flow. Changes in foreign currency exchange rates will continue to add volatility as over one-half of our sales are generated outside of the United States in currencies other than the U.S. dollar. The weakening of the U.S. dollar favorably impacts our sales, cash flow and earnings given the translation of our international results into U.S. dollars. This also results in lower costs for certain international operations, which incur costs or purchase components in U.S. dollars, and increases the dollar value of assets (including cash) and liabilities of our international operations.
Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended February 28,					Six Months Ended February 28,
	2018			2017		2018		2017
Net sales	$275		100%	$259	100%	$564	100%	$525	100%
Cost of products sold	185		67%	172	66%	374	66%	344	66%
Gross profit	90		33%	87	34%	190	34%	181	34%
Selling, administrative and engineering expenses	69		25%	67	26%	143	25%	136	26%
Amortization of intangible assets	5		2%	5	2%	10	2%	10	2%
Director & officer transition charges	—		—%	—	—%	—	—%	8	2%
Restructuring charges	3		1%	2	1%	10	2%	5	1%
Impairment & divestiture charges	3		2%	—	—%	3	1%	—	—%
Operating profit	10	0.03636363636	4%	13	5%	24	4%	22	4%
Financing costs, net	8		3%	7	3%	15	3%	14	3%
Other expense, net	—	0.02909090909	—%	1	—%	1	—%	—	—%
Earnings before income tax expense (benefit)	2	—	1%	5	2%	8	1%	7	1%
Income tax expense (benefit)	20	0.007272727273	7%	—	—%	21	4%	(3)	(1)%
Net (loss) earnings	$(18)	0.03636363636	(7)%	$5	2%	$(13)	(2)%	$11	2%

Diluted (loss) earnings per share	$(0.30)			$0.08		$(0.22)		$0.17
Consolidated sales for the second quarter of fiscal 2018 were $275 million, an increase of $16 million from the prior year, while year-to-date sales were $564 million, an increase of $39 million from the prior year. For the three and six months ended February 28, 2018, foreign currency exchange rates favorably impacted sales by 5% and 4%, respectively. However, the net acquisition and divestiture activity reduced sales by 2% and 1% for the three and six months ended February 28, 2018, respectively. As a result, core sales were up 3% for the second quarter and 5% year-to-date compared to prior year. The consolidated core sales increase was the result of a strong end market demand and volume in both the Industrial and Engineered Solutions segments, which more than offset the expected decline in the Energy segment. Operating profit margins stayed relatively consistent year-over-year. Non-recurring director & officer transition charges of $8 million were included in the six months ended February 28, 2017, while the six months ended February 28, 2018 included increased restructuring charges of $7 million year-over-year and $3 million of charges related to the Viking divestiture. Additionally, the second quarter of fiscal 2018 included an increased effective income tax rate compared to prior year due to a one-time provisional tax charge for U.S. Tax Reform (see Note 12, "Income Taxes" for further discussion) and $9 million of tax expense associated with the Viking divestiture.

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

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Net sales	$99	$92	$196	$179
Operating profit	17	18	35	37
Operating profit %	17.0%	20.1%	17.9%	20.8%
Industrial segment second quarter sales were $99 million, an increase of 8% from the prior year, while year-to-date sales were $196 million, an increase of 10% from the prior year. Second quarter core sales were up 4%, excluding a 4% benefit from foreign currency exchange rates, while year-to-date core sales were up 6%, excluding a 4% benefit from foreign currency exchange rates. Overall demand for the Industrial Tools product line remained strong globally and across our diverse set of end markets, with particular strength in the bolting and OEM service tool categories and weakness within concrete tensioning product sales. Core sales within the Industrial Tools product line increased $6 million (7%) and $10 million (6%) compared to prior year for the three and six months ended February 28, 2018 and 2017, respectively. The Industrial segment core sales growth represents both broad market strength and the impact of new product and commercial coverage activities. The segment's overall core sales growth percentage was slightly diminished by the core sales decline in the Heavy Lifting Technology product line of $2 million (-16%) for the three months ended February 28, 2018 and an increase of $1 million (7%) for the six months ended February 28, 2018. The decrease in operating profit for the three and six months ended February 28, 2018 were the result of approximately $2 million in long-term specialty heavy lifting project cost overruns and production inefficiencies and lower volumes in concrete tensioning. Incremental commercial and engineering investments to support growth of $2 million for the three months ended February 28, 2018 further contributed to lower comparative operating profit. Restructuring charges totaled $3 million and $1 million for the six months ended February 28, 2018 and 2017, respectively.
Energy Segment
The Energy segment provides products and maintenance services to the global energy markets, where safety, reliability, up-time and productivity are key value drivers. Products include joint integrity tools and connectors for oil & gas and power generation installations and high performance ropes, cables and umbilicals. In addition to these products, the Energy segment also provides joint integrity tools under rental arrangements, as well as technical manpower solutions. The following table sets forth comparative results of operations for the Energy segment (in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Net sales	$66	$73	$142	$158
Operating (loss) profit (1)	(5)	(1)	(4)	3
Operating (loss) profit %	(6.8)%	(0.8)%	(3.0)%	1.7%
(1) Operating (loss) profit includes impairment and divestiture charges of $3 million for both the three and six months ended February 28, 2018.
Energy segment second quarter sales decreased 9% from the prior year, while year-to-date sales decreased 10%. Changes in foreign currency exchange rates favorably impacted sales comparisons by 4% and 3% for the three and six month periods. In addition, the net impact on sales from the Viking divestiture and Mirage acquisition resulted in a $6 million (-5%) and $11 million (-4%) headwind for the three and six months ended February 28, 2018, respectively. As a result, Energy segment core sales declined 8% for the second quarter and 9% year-to-date. Core sales from our Energy Maintenance & Integrity product line decreased $7 million (12%) and $16 million (13%) for the three and six months ended February 28, 2018, respectively. The decrease in both periods was due to the continuation of customer maintenance deferrals and scope reductions, most notably in the Asia Pacific region with modestly improving activity levels limited to the Middle East region. Core sales in our Other Energy Solutions product line, consisting of umbilical & rope solutions, increased by $1 million (7%) and $3 million (10%) in the three and six month periods, due to higher medical demand along with improving offshore oil & gas rope and cable activity. Energy segment operating loss was $5 million and $1 million for the three months ended February 28, 2018 and 2017, respectively. Year-to-date operating loss was $4 million and operating profit was $3 million for fiscal 2018 and 2017, respectively. Operating losses in the three and six month periods included impairment and divestiture charges of $3 million related to the Viking divestiture. Excluding the impairment and divestiture charge, Energy segment results were an operating loss of $2 million and $1 million for the three and six months ended February 28, 2018. The adjusted operating losses for fiscal 2018 were the result of lower volumes and increased restructuring charges, partially offset by the absence of prior year Viking losses and the benefit of prior cost reduction actions. Restructuring costs to consolidate facilities and reduce headcount were $3 million for the six months ended February 28, 2018 and insignificant for the six months ended February 28, 2017.
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

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Net sales	$110	$94	$226	$188
Operating profit	2	2	9	3
Operating profit %	2.0%	1.9%	3.8%	1.4%
Engineered Solutions segment sales increased $16 million (17%) to $110 million in the second quarter, while year-to-date sales increased $38 million (20%) to $226 million. Excluding the 7% and 5% favorable impact of changes in foreign currency exchange rates for the three and six months ended February 28, 2018, respectively, core sales increased 10% for the second quarter and 15% year-to-date. Strong sales and growth continued globally across our Agricultural, Off-Highway and Other product line with core sales increasing $6 million (13%) and $14 million (16%) for the three and six months ended February 28, 2018. On-Highway product line core sales increased $4 million (7%) for the second quarter and $15 million (14%) year-to-date due to high growth in Europe, partially offset by anticipated lower China volumes. Operating profit was $9 million and $3 million for the six months ended February 28, 2018 and 2017, respectively, which is primarily the result of higher volumes. Restructuring charges were insignificant for the six months ended February 28, 2018 and $4 million for the six months ended February 28, 2017.
Corporate
Corporate expenses decreased $2 million and $6 million from the prior year for the three and six months ended February 28, 2018. The year-to-date decrease in corporate expenses was primarily due to the benefit of executive cost reduction actions, lower incentive compensation and non-recurring director & officer transition charges of $8 million recognized in the prior year, offset by restructuring charges of $4 million, primarily related to executive leadership changes in the six months ended February 28, 2018.
Financing Costs, net
Net financing costs were $8 million and $7 million for the three months ended February 28, 2018 and 2017, respectively. For the six months ended February 28, 2018 and 2017, net financing costs were $15 million and $14 million, respectively.

Income Tax Expense
The Company's income tax expense or benefit is impacted by a number of factors, including the amount of taxable earnings generated in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates, changes in tax laws, acquisitions and divestitures and the ability to utilize various tax credits and net operating loss carryforwards. The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Both fiscal 2018 and 2017 include the benefits of tax planning initiatives. Comparative earnings (loss) before income taxes, income tax expense or benefit and effective income tax rates are as follows (amounts in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Earnings before income taxes	$2	$5	$8	$7
Income tax expense (benefit)	20	—	21	(3)
Effective income tax rate	1,226.1%	3.8%	253.8%	(38.6)%
The Company’s income tax expense and effective tax rates during the three and six months ended February 28, 2018 were impacted by the Tax Cuts and Jobs Act (the “Act”), which was enacted into law on December 22, 2017. See further discussion of the effects of the Act under “Note 12. Income Taxes.”
The effective tax rate for the six months ended February 28, 2018 was 253.8% compared to (38.6)% for the comparable prior year period. The effective tax rate for the current year results in significantly greater tax expense than the comparable prior year period due to recording the effects of the Act as described in "Note 12. Income Taxes." Additionally, the six months ended February 28, 2018 also include discrete income tax expense of $9 million related to the Viking divestiture and $2 million related to the shortfall of tax benefits on deductible equity compensation and expiration of unexercised stock options. Both the current and prior year income tax rates were impacted by the proportion of earnings in foreign jurisdictions (with income tax rates lower than the U.S. federal income tax rate) and tax benefits derived from tax planning initiatives which were comparable between years. In addition, the Company may release a material valuation allowance in a foreign jurisdiction in late fiscal 2018 or in fiscal 2019, if the Company determines that it is more likely than not the deferred tax assets will be realized.
Cash Flows and Liquidity
At February 28, 2018, cash and cash equivalents included $149 million of cash held by our foreign subsidiaries and $4 million held domestically. We periodically utilize income tax safe harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent. At February 28, 2018, we did not have any temporary intercompany advances, compared to the $5 million we had outstanding at August 31, 2017. The following table summarizes our cash flows from operating, investing and financing activities (in millions):

	Six Months Ended February 28,
	2018	2017
Net cash (used in) provided by operating activities	$(22)	$15
Net cash used in investing activities	(48)	(15)
Net cash used in financing activities	(8)	(5)
Effect of exchange rates on cash	2	(3)
Net decrease in cash and cash equivalents	$(76)	$(8)
Cash flows used in operating activities were $22 million for the six months ended February 28, 2018, a decrease of $37 million from the prior year, primarily due to lower cash earnings and cash used for inventories and accounts payable, partially offset by reduced cash tax payments. Existing cash balances, along with $10 million from stock options exercises and $9 million from the sale of business, funded the $28 million rental asset lease buyout for the Viking divestiture, $17 million of business acquisitions, $13 million of capital expenditures and $15 million of principal loan repayments.
Our Senior Credit Facility matures on May 8, 2020, includes a $600 million revolving credit facility, an amortizing term loan and a $450 million expansion option, subject to certain conditions. Quarterly principal payments of $4 million on the term loan commenced on June 30, 2016, increased to $8 million per quarter on June 30, 2017 and extend through March 31, 2020, with the remaining principal due at maturity. At February 28, 2018, we had $154 million of cash and cash equivalents. Unused revolver capacity was $597 million at February 28, 2018, of which $84 million was available for borrowing. We believe that the revolver, combined with our existing cash on hand and anticipated operating cash flow will be adequate to meet operating, debt service, acquisition and capital expenditure funding requirements for the foreseeable future.
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The second quarter working capital increase compared to August 31, 2017 is the result of core sales growth and seasonal inventory build most notable within the Industrial and Engineered Solutions segments. The following table shows a comparison of primary working capital (in millions):

	February 28, 2018	PWC%	August 31, 2017	PWC%
Accounts receivable, net	$211	19%	$190	17%
Inventory, net	166	15%	144	13%
Accounts payable	(137)	(12)%	(133)	(12)%
Net primary working capital	$240	22%	$201	18%
Commitments and Contingencies
We have operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material and we believe that such costs will not have a material adverse effect on our financial position, results of operations or cash flows.
We remain contingently liable for lease payments of businesses that we previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $12 million using a weighted average discount rate of 3.15% at February 28, 2018.
We had letters of credit outstanding of approximately $23 million and $22 million at February 28, 2018 and August 31, 2017, respectively, the majority of which relate to commercial contracts and self-insured workers compensation programs.
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
Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow because the interest rate on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility. A ten percent increase in the average cost of our variable rate debt would result in a corresponding $0.3 million and $0.6 million increase in financing costs for the three and six months ended February 28, 2018, respectively.

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

The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $14 million and operating profit would have been lower by $4 million, respectively, for the three months ended February 28, 2018. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $65 million reduction to equity (accumulated other comprehensive loss) as of February 28, 2018, as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $618 million. As of February 28, 2018, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three and six months ended February 28, 2018.

Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 34, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: April 9, 2018	By:	/S/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2018
INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.1	First Amendment to the Actuant Corporation 2017 Omnibus Incentive Plan	Exhibit A to the Definitive Proxy Statement related to the Company's 2018 Annual Meeting of Shareholders, which was filed with the SEC on December 4, 2017

10.2	Agreement by and between Actuant Corporation and Southeastern Capital Management dated March 20, 2018	Exhibit 10.1 of Registrant's Form 8-K filed on March 21, 2018

10.3	Offer letter by and between Actuant Corporation and John Jeffery Schmaling dated January 18, 2018.		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended February 28, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X