Form 10-Q
period 2018-05-31
ACTUANT CORP
filed 2018-07-09
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of June 30, 2018 was 60,895,118.

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
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	economic uncertainty or a prolonged economic downturn;

•	end market conditions in the industrial, oil & gas, energy, power generation, infrastructure, commercial construction, truck, automotive, specialty vehicle, mining and agriculture industries;

•	competition in the markets we serve and market acceptance of existing and new products;

•	a material disruption at a significant manufacturing facility;

•	our ability to successfully identify and integrate acquisitions and realize anticipated benefits/results from acquired companies;

•	divestitures and/or discontinued operations including retained liabilities from businesses that we sell;

•	operating margin risk due to competitive pricing, operating inefficiencies, production levels and material, labor, overhead cost and tariff increases;

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Net sales	$317,096	$295,427	$881,216	$820,089
Cost of products sold	200,587	192,623	574,100	536,892
Gross profit	116,509	102,804	307,116	283,197
Selling, administrative and engineering expenses	77,570	70,051	220,550	205,609
Amortization of intangible assets	5,184	5,037	15,483	15,368
Director & officer transition charges	—	—	—	7,784
Restructuring charges	1,170	384	11,249	5,433
Impairment & divestiture charges	—	—	2,987	—
Operating profit	32,585	27,332	56,847	49,003
Financing costs, net	7,756	7,553	22,874	22,019
Other (income) expense, net	(188)	1,297	508	1,260
Earnings before income tax (benefit) expense	25,017	18,482	33,465	25,724
Income tax (benefit) expense	(3,995)	(4,029)	17,448	(6,827)
Net earnings	$29,012	$22,511	$16,017	$32,551

Earnings per share
Basic	$0.48	$0.38	$0.27	$0.55
Diluted	$0.48	$0.37	$0.26	$0.54

Weighted average common shares outstanding
Basic	60,683	59,675	60,291	59,339
Diluted	61,064	60,402	60,850	60,055

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Net earnings	$29,012	$22,511	$16,017	$32,551
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(21,295)	20,385	(5,160)	(3,363)
Foreign currency translation due to divested business	—	—	67,645	—
Pension and other postretirement benefit plans	342	(61)	596	676
Total other comprehensive (loss) income, net of tax	(20,953)	20,324	63,081	(2,687)
Comprehensive income	$8,059	$42,835	$79,098	$29,864
See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	May 31, 2018	August 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$189,490	$229,571
Accounts receivable, net	212,284	190,206
Inventories, net	167,317	143,651
Assets held for sale	—	21,835
Other current assets	58,732	61,663
Total current assets	627,823	646,926
Property, plant and equipment
Land, buildings and improvements	48,749	43,737
Machinery and equipment	239,519	227,535
Gross property, plant and equipment	288,268	271,272
Less: Accumulated depreciation	(187,503)	(176,751)
Property, plant and equipment, net	100,765	94,521
Goodwill	538,792	530,081
Other intangibles, net	210,160	220,489
Other long-term assets	27,245	24,938
Total assets	$1,504,785	$1,516,955
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$142,199	$133,387
Accrued compensation and benefits	48,093	50,939
Current maturities of debt	30,000	30,000
Income taxes payable	17,605	6,080
Liabilities held for sale	—	101,083
Other current liabilities	63,437	57,445
Total current liabilities	301,334	378,934
Long-term debt, net	510,007	531,940
Deferred income taxes	19,491	29,859
Pension and postretirement benefit liabilities	18,692	19,862
Other long-term liabilities	54,233	55,821
Total liabilities	903,757	1,016,416
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 81,136,242 and 80,200,110 shares, respectively	16,227	16,040
Additional paid-in capital	159,653	138,449
Treasury stock, at cost, 20,439,434 shares	(617,731)	(617,731)
Retained earnings	1,207,059	1,191,042
Accumulated other comprehensive loss	(164,180)	(227,261)
Stock held in trust	(2,594)	(2,696)
Deferred compensation liability	2,594	2,696
Total shareholders’ equity	601,028	500,539
Total liabilities and shareholders’ equity	$1,504,785	$1,516,955

See accompanying Notes to Condensed Consolidated Financial Statements

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended May 31,
	2018	2017
Operating Activities
Net earnings	$16,017	$32,551
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment & divestiture charges, including tax expense	12,385	—
Depreciation and amortization	30,800	32,262
Stock based compensation expense	11,951	14,852
(Benefit) expense for deferred income taxes	(10,579)	1,364
Amortization of debt issuance costs	1,239	1,244
Other non-cash adjustments	347	1,023
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	(21,456)	(22,618)
Inventories	(22,590)	(319)
Trade accounts payable	5,162	13,457
Prepaid expenses and other assets	(13,692)	(7,112)
Income taxes payable/receivable	25,989	(19,273)
Accrued compensation and benefits	(2,181)	3,769
Other accrued liabilities	2,197	862
Cash provided by operating activities	35,589	52,062
Investing Activities
Capital expenditures	(18,716)	(22,919)
Proceeds from sale of property, plant and equipment	148	244
Rental asset buyout for Viking divestiture	(27,718)	—
Proceeds from sale of business, net of transaction costs	8,780	—
Cash paid for business acquisitions, net of cash acquired	(22,326)	—
Cash used in investing activities	(59,832)	(22,675)
Financing Activities
Principal repayments on term loan	(22,500)	(11,250)
Redemption of 5.62% Senior Notes	—	(500)
Stock option exercises and other	10,435	7,314
Taxes paid related to the net share settlement of equity awards	(1,279)	(999)
Payment of deferred acquisition consideration	—	(742)
Cash dividend	(2,390)	(2,358)
Cash used in financing activities	(15,734)	(8,535)
Effect of exchange rate changes on cash	(104)	(1,502)
Net (decrease) increase in cash and cash equivalents	(40,081)	19,350
Cash and cash equivalents - beginning of period	229,571	179,604
Cash and cash equivalents - end of period	$189,490	$198,954
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2018.
New Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of accounting for share-based payment transactions. Under the guidance it is required, among other items, that all excess tax deficiencies or benefits be recorded as income tax expense or benefit in the statement of earnings and not in additional paid-in capital (shareholder's equity). This guidance was adopted on September 1, 2017 and the impact of adopting this guidance had the following effects:

•
for the three and nine months ended May 31, 2018, we recorded $0.1 million and $1.6 million, respectively, in excess tax deficiency as an increase to our income tax expense. This requirement was applied prospectively;

•
excess tax benefits are now presented as operating activities in the statement of cash flows, rather than as financing activities. The Company chose to apply this requirement retrospectively, and as a result, reclassified approximately $0.6 million of excess tax benefits recognized during the nine months ended May 31, 2017 from financing activities to operating activities in the condensed consolidated statement of cash flows;

•	our computation of diluted earnings per share now excludes the excess tax benefits or deficiencies from the assumed proceeds available to repurchase shares. This requirement was applied prospectively.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09 and subsequent updates included in ASU 2016-10, ASU 2016-12, ASU 2017-13 and ASU 2017-14, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years beginning on or after December 15, 2017 (fiscal 2019 for the Company). The Company continues to assess its various revenue streams to identify performance obligations under these ASUs and the key aspects of the standard that will impact the Company's revenue recognition process. Based upon our preliminary assessments, these standards may impact our allocation of contract revenue between various products and services and the timing of when those revenues are recognized, but the Company does not expect a material or significant impact to amounts recognized. The Company expects to finalize its assessment process in the fourth quarter of fiscal 2018.
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
In February 2016, the FASB issued ASU 2016-02, Leases (and subsequently ASU 2018-01), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset. This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), including interim periods within those fiscal years. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented under a modified retrospective approach using a cumulative effect adjustment in the year of adoption. The Company is currently gathering, documenting and analyzing lease agreements subject to this ASU and anticipates material additions to the balance sheet (upon adoption) of right-of-use assets, offset by the associated liabilities, due to our routine use of operating leases over time.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for Company), including interim periods within those fiscal years. The Company is currently evaluating the impact of this new standard on our consolidated financial statements.
Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	May 31, 2018	August 31, 2017
Foreign currency translation adjustments	$145,319	$207,804
Pension and other postretirement benefit plans, net of tax	18,861	19,457
Accumulated other comprehensive loss	$164,180	$227,261
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
Note 3. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives including workforce reductions, leadership changes, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low cost alternatives and the centralization and standardization of certain administrative functions. Total restructuring charges for these activities were $1.2 million and $0.4 million in the three months ended May 31, 2018 and 2017, respectively. Year-to-date restructuring charges totaled $12.1 million and $5.4 million for fiscal 2018 and 2017. Approximately $0.9 million of the restructuring charges recognized in the nine months ended May 31, 2018 were reported in the Consolidated Statements of Earnings in “Cost of products sold,” with the balance of the charges reported in “Restructuring charges.” Liabilities for severance will generally be paid during the next twelve months, while future lease payments related to facilities vacated as a result of restructuring will be paid over the underlying remaining lease terms.
The following rollforwards summarize restructuring reserve activity by segment (in thousands):

	Nine Months Ended May 31, 2018
	Industrial		Energy		Engineered Solutions	Corporate		Total
Balance as of August 31, 2017	$202		$3,613		$1,792	$30		$5,637
Restructuring charges	2,797		3,969		497	4,836		12,099
Cash payments	(1,411)		(3,305)		(1,661)	(2,160)		(8,537)
Other non-cash uses of reserve	(849)	(1)	(858)	(1)	(291)	(2,093)	(1)	(4,091)
Impact of changes in foreign currency rates	(49)		(120)		(5)	—		(174)
Balance as of May 31, 2018	$690		$3,299		$332	$613		$4,934
(1) Majority of non-cash uses of reserve represents accelerated equity vesting in connection with employee severance agreements.

	Nine Months Ended May 31, 2017
	Industrial	Energy	Engineered Solutions	Corporate	Total
Balance as of August 31, 2016	$1,343	$3,021	$1,863	$46	$6,273
Restructuring charges	1,686	39	3,627	81	5,433
Cash payments	(2,060)	(1,123)	(3,128)	(83)	(6,394)
Other non-cash uses of reserve	(437)	(7)	(13)	(44)	(501)
Impact of changes in foreign currency rates	(19)	(2)	(10)	—	(31)
Balance as of May 31, 2017	$513	$1,928	$2,339	$—	$4,780
Note 4. Acquisitions
During fiscal 2018, the Company completed two acquisitions which resulted in the recognition of goodwill in the Company’s consolidated financial statements because their purchase prices reflected the future earnings and cash flow potential of the acquired companies, as well as the complementary strategic fit and resulting synergies. The Company makes an initial allocation of the purchase price, at the date of acquisition, based upon the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value and adjust the purchase price allocation accordingly.
The Company acquired the stock and certain assets of Mirage Machines, Ltd. ("Mirage") on December 1, 2017 for a purchase price of $17.5 million, net of cash acquired. This Energy segment tuck-in acquisition is a provider of industrial and energy maintenance tools. The purchase price allocation resulted in $9.8 million of goodwill (which is not deductible for tax purposes) and $4.1 million of intangible assets, including $2.3 million of indefinite lived tradenames and $1.8 million of amortizable customer relationships. During the three months ended May 31, 2018, goodwill related to this acquisition increased by $1.0 million as a result of final working capital and earnout adjustments that will be settled in cash in the fourth quarter of fiscal 2018.
The Company acquired the stock and certain assets of Equalizer International, Limited ("Equalizer") on May 11, 2018 for a purchase price of $5.8 million, net of cash acquired and subject to closing working capital adjustments. This Industrial segment tuck-in is a provider of industrial and energy maintenance tools. The preliminary purchase price allocation resulted in $2.3 million of goodwill and $1.9 million of intangible assets, including $0.8 million of indefinite lived tradenames and $1.1 million of amortizable customer relationships.
The Company incurred acquisition transaction costs of $0.3 million and $0.7 million in the three and nine months ended May 31, 2018 (included in selling, administrative and engineering expenses in the condensed consolidated statement of earnings) related to these two acquisitions.

The two acquisitions generated combined net sales of $3.1 million and $5.1 million for the three and nine months ended May 31, 2018, respectively. Because the net sales and earnings impact of both acquisitions are not material to the three and nine months ended May 31, 2018 and 2017, respectively, the Company has not included the pro forma operating result disclosures otherwise required for acquisitions. The following table summarizes the combined estimated fair value of the assets acquired and the liabilities assumed for Mirage and Equalizer (in thousands):

Total
Accounts receivable, net	$2,301
Inventories, net	4,196
Other current assets	341
Property, plant & equipment	2,055
Goodwill	12,085
Other intangibles	6,049
Trade accounts payable	(2,091)
Accrued compensation and benefits	(92)
Income taxes payable	(753)
Other current liabilities	(117)
Deferred income taxes	(703)
Total consideration, net of cash acquired	23,271
Remaining consideration to be paid	(945)
Cash paid for business acquisitions, net of cash acquired	$22,326
Note 5. Divestiture Activities
On December 1, 2017, the Company completed the sale of the Viking business for net cash proceeds of $8.8 million, net of transaction costs of $1.6 million. In the second quarter of fiscal 2018, we recognized an after-tax impairment and divestiture charge of $12.4 million comprised of real estate lease exit charges related to retained facilities that became vacant as a result of the Viking divestiture ($3.0 million) and approximately $9.4 million of associated discrete income tax expense. The divestiture resulted in the Company's exit from the offshore mooring market and significantly limited our exposure to the upstream, offshore oil & gas market.
The historic results of the Viking business are not material to the consolidated financial results of the Company and are included in continuing operations. The Viking business had net sales of $4.1 million and $15.6 million in the three and nine months ended May 31, 2017, respectively. In addition, net sales were $2.7 million for the nine months ended May 31, 2018.
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets can result from changes in foreign currency exchange rates, business acquisitions, divestitures or impairment charges. The changes in the carrying amount of goodwill for the nine months ended May 31, 2018 are as follows (in thousands):

	Industrial	Energy	Engineered Solutions	Total
Balance as of August 31, 2017	$103,875	$188,830	$237,376	$530,081
Business acquisitions	2,277	9,808	—	12,085
Impact of changes in foreign currency rates	(593)	148	(2,929)	(3,374)
Balance as of May 31, 2018	$105,559	$198,786	$234,447	$538,792

The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		May 31, 2018			August 31, 2017
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$265,149	$165,781	$99,368	$263,498	$153,003	$110,495
Patents	10	30,293	25,121	5,172	30,401	24,027	6,374
Trademarks and tradenames	18	21,034	10,122	10,912	21,498	9,396	12,102
Other intangibles	3	6,656	6,416	240	6,672	6,234	438
Indefinite lived intangible assets:
Tradenames	N/A	94,468	—	94,468	91,080	—	91,080
		$417,600	$207,440	$210,160	$413,149	$192,660	$220,489
The Company estimates that amortization expense will be $5.1 million for the remaining three months of fiscal 2018. Amortization expense for future years is estimated to be: $20.0 million in fiscal 2019, $19.3 million in 2020, $18.4 million in fiscal 2021, $16.4 million in fiscal 2022, $13.4 million in fiscal 2023 and $23.1 million thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates, among other causes.
Note 7. Product Warranty Costs
The Company generally offers its customers a warranty on products sold, although warranty periods vary by product type and application. The reserve for future warranty claims is based on historical claim rates and current warranty cost experience. The following is a rollforward of the product warranty reserves for the nine months ended May 31, 2018 and 2017 (in thousands):

	Nine Months Ended May 31,
	2018	2017
Beginning balance	$6,616	$5,592
Provision for warranties	4,213	2,569
Warranty payments and costs incurred	(5,604)	(3,993)
Impact of changes in foreign currency rates	95	(13)
Ending balance	$5,320	$4,155
Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	May 31, 2018	August 31, 2017
Senior Credit Facility
Revolver	$—	$—
Term Loan	255,000	277,500
Total Senior Credit Facility	255,000	277,500
5.625% Senior Notes	287,559	287,559
Total Senior Indebtedness	542,559	565,059
Less: Current maturities of long-term debt	(30,000)	(30,000)
Debt issuance costs	(2,552)	(3,119)
Total long-term debt, net	$510,007	$531,940
The Company’s Senior Credit Facility matures on May 8, 2020 and provides a $600 million revolver, an amortizing term loan and a $450 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. As of May 31, 2018, the borrowing spread on LIBOR based borrowings was 2.00% (aggregating to a 4.00% variable rate borrowing cost on the outstanding term loan balance). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum. As of May 31, 2018, the unused credit line under the revolver was $598.3 million, of which $146.1 million was available for borrowing. Quarterly term loan principal payments of $3.8 million began on June 30, 2016, increased to $7.5 million starting on June 30, 2017 and extend through March 31, 2020, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. The Company was in compliance with all financial covenants at May 31, 2018.
Subsequent to quarter-end (June 22, 2018) and pursuant to the provisions of the Senior Credit Facility, the Company reduced the borrowing capacity on the revolver from $600 million to $300 million. The amount available for borrowing under the revolver was not impacted by the June 2018 reduction in borrowing capacity. This reduction in borrowing capacity is expected to reduce the non-use fee on the average unused credit line under the revolver. The Company estimates a charge of $1.0 million in the fourth quarter of fiscal 2018 for the write-off of deferred financing costs associated with the reduced borrowing capacity.
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which $287.6 million remains outstanding. The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (ranging from 100.0% to 102.8%), plus accrued and unpaid interest. The Company repurchased $0.5 million of Senior Notes at a redemption price of 103% in the three months ended May 31, 2017. The Company was in compliance with all the terms of the Senior Notes at May 31, 2018.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both May 31, 2018 and August 31, 2017 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of $0.2 million at May 31, 2018 and a net liability of $0.2 million at August 31, 2017. The fair value of the foreign currency exchange contracts was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy. The fair value of the Company’s outstanding Senior Notes was $291.5 million and $295.8 million at May 31, 2018 and August 31, 2017, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.
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
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has historically hedged portions of its forecasted inventory purchases and other cash flows that are denominated in non-functional currencies (cash flow hedges). However, there were no cash flow hedges outstanding at May 31, 2018 and August 31, 2017.

The Company also utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in other (income) expense in the condensed consolidated statement of earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts (fair value hedges or non-designated hedges) was $24.4 million and $22.0 million at May 31, 2018 and August 31, 2017, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of $0.2 million at May 31, 2018 and a net liability of $0.2 million at August 31, 2017. Net foreign currency gain (loss) related to these derivative instruments were as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Foreign currency gain (loss), net	$524	$(484)	$664	$(2,450)
Note 11. Capital Stock and Share Repurchases
The Company's Board of Directors authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $617.7 million. As of May 31, 2018, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three and nine months ended May 31, 2018.
The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Numerator:
Net earnings	$29,012	$22,511	$16,017	$32,551
Denominator:
Weighted average common shares outstanding - basic	60,683	59,675	60,291	59,339
Net effect of dilutive securities - stock based compensation plans	381	727	559	716
Weighted average common shares outstanding - diluted	61,064	60,402	$60,850	$60,055

Basic earnings per share	$0.48	$0.38	$0.27	$0.55
Diluted earnings per share	$0.48	$0.37	$0.26	$0.54

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	1,788	1,969	2,338	1,981

Note 12. Income Taxes
The Company's income tax expense or benefit is impacted by a number of factors, including the amount of taxable earnings generated in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates, changes in tax laws, acquisitions and divestitures and the ability to utilize various tax credits and net operating loss carryforwards. The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Both fiscal 2018 and 2017 include the benefits of tax planning initiatives. Comparative earnings before income taxes, income tax expense or benefit and effective income tax rates are as follows (amounts in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Earnings before income taxes	$25,017	$18,482	$33,465	$25,724
Income tax (benefit) expense	(3,995)	(4,029)	17,448	(6,827)
Effective income tax rate	(16.0)%	(21.8)%	52.1%	(26.5)%
The Company’s income tax expense and effective tax rate for the three and nine months ended May 31, 2018 were impacted by the Tax Cuts and Jobs Act (the “Act”), which was enacted into law on December 22, 2017. The Act includes significant changes to the U.S. corporate income tax system which reduces the U.S. federal corporate income tax rate from 35% to 21% as of January 1, 2018; shifts to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. income tax; and creates new taxes on certain foreign-sourced earnings. The decrease in the U.S. federal corporate income tax rate from 35% to 21% results in a blended statutory tax rate of 25.7% for the Company's fiscal year ending August 31, 2018. The new taxes for certain foreign-sourced earnings under the Act are effective for the Company in fiscal 2019.
Income tax effects resulting from changes in tax laws are accounted for by the Company in the period in which the law is enacted and the effects are recorded as a component of income tax expense or benefit. However, pursuant to SEC Staff Accounting Bulletin No. 118, provisional amounts resulting from the Act were recorded in the second quarter of fiscal 2018 and those amounts continue to be revised as new and better information becomes available. During the third quarter of fiscal 2018, the IRS published Notice 2018-26 which required modifications to the tax planning and provisional Act-related amounts recorded by the Company in its second quarter. As a result, the Company recorded provisional income tax benefits resulting from the Act totaling $12.9 million during the three months ended May 31, 2018 and $4.5 million during the nine months ended May 31, 2018. The year-to-date income tax benefit includes (i) a transition tax of $6.1 million on the Company’s total post-1986 earnings and profits (“E&P”) which, prior to the Act, were previously deferred from U.S. income tax, (ii) a $13.2 million decrease in income tax expense as a result of the re-measurement of the Company’s deferred tax assets and liabilities to the new corporate tax rate of 21% and (iii) $2.6 million in valuation allowances recorded against foreign tax credits as future utilization is now uncertain.
The amounts recorded are provisional and represent the Company’s best estimate of the tax effects of the Act as of May 31, 2018. Amounts recorded are based in part on a reasonable estimate of the effects on the transition tax and existing deferred tax balances which are subject to change and modification. Provisional amounts recorded may further change as a result of the following:

•
The amount recorded for the transition tax liability is a provisional amount based on current estimates of total post-1986 foreign E&P and the income tax pools for all foreign subsidiaries which will continue to be refined over the coming periods. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. The transition tax liability may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets as of August 31, 2018. Further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability. It is anticipated that the amounts resulting from the transition tax will be fully offset by available foreign tax credits and will not result in significant future cash tax payments. In addition, there is a foreign tax credit carryforward on the balance sheet after the calculation of the transition tax liability. The Company is continuing to analyze the new provisions in order to determine future utilization of the credits and is anticipating further interpretive guidance in connection with the utilization of foreign tax credits going forward. As such, we are not yet able to reasonably estimate the future utilization of the foreign tax credits and have recorded the aforementioned valuation allowance.

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

The Company's effective tax rate for the nine months ended May 31, 2018 was 52.1% compared to (26.5)% for the comparable prior year period. The effective tax rate for the current year results in significantly greater tax expense than the comparable prior year period due to the non-recurrence of the fiscal 2017 recognition of income tax planning benefits resulting from certain losses from prior years for which no benefit was previously recognized and the fiscal 2018 tax planning impact of Notice 2018-26, offset by the provisional year-to-date tax benefits of the Act as described above. Additionally, the nine months ended May 31, 2018 also include discrete income tax expense of $9.4 million related to the Viking divestiture, $1.6 million related to excess deferred tax deficiencies on deductible equity compensation and the expiration of unexercised stock options, and tax expense related to the net increase in valuation allowances that is offset by a reduction in tax reserves primarily associated with the lapsing of income tax statutes of limitations. Both the current and prior year income tax rates were impacted by the proportion of earnings in foreign jurisdictions (with income tax rates lower than the U.S. federal income tax rate) and tax benefits derived from tax planning initiatives. In addition, the Company may release a material valuation allowance in a foreign jurisdiction in late fiscal 2018 or in fiscal 2019, if the Company determines that it is more likely than not the deferred tax assets will be realized.

Note 13. Segment Information
The Company is a global manufacturer of a broad range of industrial products and systems and is organized into three reportable segments: Industrial, Energy and Engineered Solutions. The Industrial segment is primarily involved in the design, manufacture and distribution of branded hydraulic and mechanical tools to the maintenance, industrial, infrastructure and production automation markets. The Energy segment provides joint integrity products and services, as well as rope and cable solutions to the global oil & gas, power generation and other markets. Divestiture of the Viking business during the second quarter of fiscal 2018 resulted in the elimination of the sale and rental of customized off-shore vessel mooring solutions. The Engineered Solutions segment provides highly engineered position and motion control systems to original equipment manufacturers ("OEM") in various on and off-highway vehicle markets, as well as a variety of other products to the industrial and agricultural markets.
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Net Sales by Reportable Product Line & Segment:
Industrial Segment:
Industrial Tools	$98,970	$87,404	$270,919	$245,122
Heavy Lifting Technology	9,327	13,099	33,375	34,319
	108,297	100,503	304,294	279,441
Energy Segment:
Energy Maintenance & Integrity	63,421	59,905	169,020	176,316
Other Energy Solutions	20,436	23,575	56,670	64,694
	83,857	83,480	225,690	241,010
Engineered Solutions Segment:
On-Highway	66,556	57,710	190,735	159,952
Agriculture, Off-Highway and Other	58,386	53,734	160,497	139,686
	124,942	111,444	351,232	299,638
	$317,096	$295,427	$881,216	$820,089
Operating Profit:
Industrial	$25,999	$23,705	$61,023	$60,860
Energy (1)	6,269	905	2,050	3,537
Engineered Solutions	9,027	8,105	17,570	10,676
General Corporate	(8,710)	(5,383)	(23,796)	(26,070)
	$32,585	$27,332	$56,847	$49,003
(1) Energy segment operating profit includes impairment and divestiture charges of $3.0 million for the nine months ended May 31, 2018.

	May 31, 2018	August 31, 2017
Assets by Segment:
Industrial	$325,291	$329,134
Energy	463,026	482,963
Engineered Solutions	543,760	531,068
General Corporate	172,708	173,790
	$1,504,785	$1,516,955
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

Note 14. Commitments and Contingencies
The Company had outstanding letters of credit of $21.9 million and $22.1 million at May 31, 2018 and August 31, 2017, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
The Company is a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, environmental, labor, patent claims and other disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred and can be reasonably estimated. In the opinion of management, resolution of these contingencies is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $11.5 million using a weighted average discount rate of 3.16% at May 31, 2018.
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 15. Guarantor Subsidiaries
As discussed in Note 8, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $287.6 million remains outstanding as of May 31, 2018. All of our material, domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent.
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended May 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$41,851	$101,780	$173,465	$—	$317,096
Cost of products sold	6,394	73,266	120,927	—	200,587
Gross profit	35,457	28,514	52,538	—	116,509
Selling, administrative and engineering expenses	22,480	18,439	36,651	—	77,570
Amortization of intangible assets	318	2,861	2,005	—	5,184
Restructuring charges	661	253	256	—	1,170
Operating profit	11,998	6,961	13,626	—	32,585
Financing costs (income), net	7,847	22	(113)	—	7,756
Intercompany (income) expense, net	(2,023)	7,120	(5,097)	—	—
Other (income) expense, net	(251)	(8)	71	—	(188)
Earnings (loss) before income tax (benefit) expense	6,425	(173)	18,765	—	25,017
Income tax (benefit) expense	(11,354)	(86)	7,445	—	(3,995)
Net earnings (loss) before equity in earnings of subsidiaries	17,779	(87)	11,320	—	29,012
Equity in earnings of subsidiaries	11,233	13,406	1,157	(25,796)	—
Net earnings	$29,012	$13,319	$12,477	$(25,796)	$29,012
Comprehensive income (loss)	$8,059	$13,319	$(9,092)	$(4,227)	$8,059

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended May 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$39,753	$98,391	$157,283	$—	$295,427
Cost of products sold	9,944	71,565	111,114	—	192,623
Gross profit	29,809	26,826	46,169	—	102,804
Selling, administrative and engineering expenses	18,113	18,060	33,878	—	70,051
Amortization of intangible assets	318	2,865	1,854	—	5,037
Restructuring charges	99	153	132	—	384
Operating profit	11,279	5,748	10,305	—	27,332
Financing costs (income), net	7,558	—	(5)	—	7,553
Intercompany (income) expense, net	(3,941)	3,958	(17)	—	—
Intercompany dividends	5,353	—	(5,353)	—	—
Other (income) expense, net	(159)	98	1,358	—	1,297
Earnings before income tax benefit	2,468	1,692	14,322	—	18,482
Income tax benefit	(3,521)	(168)	(340)	—	(4,029)
Net earnings before equity in earnings of subsidiaries	5,989	1,860	14,662	—	22,511
Equity in earnings of subsidiaries	16,523	15,475	1,754	(33,752)	—
Net earnings	$22,511	$17,335	$16,416	$(33,752)	$22,511
Comprehensive income	$42,835	$24,376	$28,358	$(52,734)	$42,835

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in thousands)

	Nine Months Ended May 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$113,780	$272,686	$494,750	$—	$881,216
Cost of products sold	19,205	201,819	353,076	—	574,100
Gross profit	94,575	70,867	141,674	—	307,116
Selling, administrative and engineering expenses	60,385	54,119	106,046	—	220,550
Amortization of intangible assets	954	8,583	5,946	—	15,483
Restructuring charges	6,211	1,331	3,707	—	11,249
Impairment & divestiture charges (income)	4,217	—	(1,230)	—	2,987
Operating profit	22,808	6,834	27,205	—	56,847
Financing costs (income), net	23,247	65	(438)	—	22,874
Intercompany (income) expense, net	(11,942)	18,023	(6,081)	—	—
Other (income) expense, net	(211)	86	633	—	508
Earnings (loss) before income tax (benefit) expense	11,714	(11,340)	33,091	—	33,465
Income tax (benefit) expense	(1,027)	(1,883)	20,358	—	17,448
Net earnings (loss) before equity in earnings (loss) of subsidiaries	12,741	(9,457)	12,733	—	16,017
Equity in earnings (loss) of subsidiaries	3,276	12,745	(348)	(15,673)	—
Net earnings	$16,017	$3,288	$12,385	$(15,673)	$16,017
Comprehensive income	$79,098	$3,288	$77,294	$(80,582)	$79,098

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in thousands)

	Nine Months Ended May 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$106,435	$263,640	$450,014	$—	$820,089
Cost of products sold	27,087	194,802	315,003	—	536,892
Gross profit	79,348	68,838	135,011	—	283,197
Selling, administrative and engineering expenses	54,633	51,245	99,731	—	205,609
Amortization of intangible assets	954	8,859	5,555	—	15,368
Restructuring charges	826	1,317	3,290	—	5,433
Director & officer transition charges	7,784	—	—	—	7,784
Operating profit	15,151	7,417	26,435	—	49,003
Financing costs (income), net	22,314	—	(295)	—	22,019
Intercompany (income) expense, net	(16,891)	14,114	2,777	—	—
Intercompany dividends	5,353	(59,401)	(5,353)	59,401	—
Other expense (income), net	1,878	24	(642)	—	1,260
Earnings before income tax (benefit) expense	2,497	52,680	29,948	(59,401)	25,724
Income tax (benefit) expense	(6,084)	(865)	122	—	(6,827)
Net earnings before equity in earnings of subsidiaries	8,581	53,545	29,826	(59,401)	32,551
Equity in earnings of subsidiaries	23,970	29,157	4,616	(57,743)	—
Net earnings	$32,551	$82,702	$34,442	$(117,144)	$32,551
Comprehensive income	$29,864	$71,992	$41,817	$(113,809)	$29,864

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	May 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$36,411	$—	$153,079	$—	$189,490
Accounts receivable, net	18,176	55,856	138,252	—	212,284
Inventories, net	26,590	62,274	78,453	—	167,317
Other current assets	9,763	4,045	44,924	—	58,732
Total current assets	90,940	122,175	414,708	—	627,823
Property, plant & equipment, net	8,073	31,872	60,820	—	100,765
Goodwill	38,847	201,578	298,367	—	538,792
Other intangibles, net	7,202	129,460	73,498	—	210,160
Investment in subsidiaries	1,890,023	1,264,257	802,395	(3,956,675)	—
Intercompany receivable	—	564,943	214,895	(779,838)	—
Other long-term assets	10,391	31	16,823	—	27,245
Total assets	$2,045,476	$2,314,316	$1,881,506	$(4,736,513)	$1,504,785
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$14,511	$30,284	$97,404	$—	$142,199
Accrued compensation and benefits	14,112	8,962	25,019	—	48,093
Current maturities of debt	30,000	—	—	—	30,000
Income taxes payable	6,069	—	11,536	—	17,605
Other current liabilities	18,931	6,521	37,985	—	63,437
Total current liabilities	83,623	45,767	171,944	—	301,334
Long-term debt	510,007	—	—	—	510,007
Deferred income taxes	13,659	—	5,832	—	19,491
Pension and post-retirement benefit liabilities	11,587	—	7,105	—	18,692
Other long-term liabilities	46,651	374	7,208	—	54,233
Intercompany payable	778,921	—	917	(779,838)	—
Shareholders’ equity	601,028	2,268,175	1,688,500	(3,956,675)	601,028
Total liabilities and shareholders’ equity	$2,045,476	$2,314,316	$1,881,506	$(4,736,513)	$1,504,785

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$34,715	$—	$194,856	$—	$229,571
Accounts receivable, net	17,498	50,749	121,959	—	190,206
Inventories, net	23,308	48,492	71,851	—	143,651
Assets held for sale	—	—	21,835	—	21,835
Other current assets	23,576	3,619	34,468	—	61,663
Total current assets	99,097	102,860	444,969	—	646,926
Property, plant & equipment, net	7,049	26,130	61,342	—	94,521
Goodwill	38,847	200,499	290,735	—	530,081
Other intangibles, net	8,156	138,042	74,291	—	220,489
Investment in subsidiaries	1,832,472	1,186,715	805,016	(3,824,203)	—
Intercompany receivable	—	589,193	205,183	(794,376)	—
Other long-term assets	8,377	812	15,749	—	24,938
Total assets	$1,993,998	$2,244,251	$1,897,285	$(4,618,579)	$1,516,955
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$15,412	$27,168	$90,807	$—	$133,387
Accrued compensation and benefits	19,082	7,672	24,185	—	50,939
Current maturities of debt	30,000	—	—	—	30,000
Income taxes payable	153	—	5,927	—	6,080
Liabilities held for sale	—	—	101,083	—	101,083
Other current liabilities	18,512	7,169	31,764	—	57,445
Total current liabilities	83,159	42,009	253,766	—	378,934
Long-term debt	531,940	—	—	—	531,940
Deferred income taxes	24,164	—	5,695	—	29,859
Pension and post-retirement benefit liabilities	12,540	—	7,322	—	19,862
Other long-term liabilities	48,692	352	6,777	—	55,821
Intercompany payable	792,964	—	1,412	(794,376)	—
Shareholders’ equity	500,539	2,201,890	1,622,313	(3,824,203)	500,539
Total liabilities and shareholders’ equity	$1,993,998	$2,244,251	$1,897,285	$(4,618,579)	$1,516,955

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended May 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$25,741	$9,439	$409	$—	$35,589
Investing Activities
Capital expenditures	(2,455)	(7,806)	(8,455)	—	(18,716)
Proceeds from sale of property, plant and equipment	—	99	49	—	148
Rental asset buyout for Viking divestiture	—	—	(27,718)	—	(27,718)
Proceeds from sale of business, net of transition costs	198	—	8,582	—	8,780
Cash paid for business acquisitions, net of cash acquired	—	(1,732)	(20,594)	—	(22,326)
Intercompany investment	(100)	—	—	100	—
Cash used in investing activities	(2,357)	(9,439)	(48,136)	100	(59,832)
Financing Activities
Principal repayments on term loan	(22,500)	—	—	—	(22,500)
Stock option exercises and other	10,435	—	—	—	10,435
Taxes paid related to the net share settlement of equity awards	(1,279)	—	—	—	(1,279)
Cash dividend	(2,390)	—	—	—	(2,390)
Intercompany loan activity	(5,954)	—	5,954	—	—
Intercompany capital contribution	—	—	100	(100)	—
Cash (used in) provided by financing activities	(21,688)	—	6,054	(100)	(15,734)
Effect of exchange rate changes on cash	—	—	(104)	—	(104)
Net increase (decrease) in cash and cash equivalents	1,696	—	(41,777)	—	(40,081)
Cash and cash equivalents—beginning of period	34,715	—	194,856	—	229,571
Cash and cash equivalents—end of period	$36,411	$—	$153,079	$—	$189,490

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended May 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net provided by operating activities	$82,834	$13,184	$20,798	$(64,754)	$52,062
Investing Activities
Capital expenditures	(2,706)	(8,037)	(12,176)	—	(22,919)
Proceeds from sale of property, plant and equipment	—	135	109	—	244
Cash used in investing activities	(2,706)	(7,902)	(12,067)	—	(22,675)
Financing Activities
Principal repayments on term loan	(11,250)	—	—	—	(11,250)
Redemption of 5.625% Senior Notes	(500)	—	—	—	(500)
Stock option exercises and other	7,314	—	—	—	7,314
Taxes paid related to the net share settlement of equity awards	(999)	—	—	—	(999)
Payment of deferred acquisition consideration	—	—	(742)	—	(742)
Cash dividend	(2,358)	(5,353)	(59,401)	64,754	(2,358)
Intercompany loan activity	(53,734)	—	53,734	—	—
Cash used in financing activities	(61,527)	(5,353)	(6,409)	64,754	(8,535)
Effect of exchange rate changes on cash	—	—	(1,502)	—	(1,502)
Net increase (decrease) in cash and cash equivalents	18,601	(71)	820	—	19,350
Cash and cash equivalents—beginning of period	7,953	71	171,580	—	179,604
Cash and cash equivalents—end of period	$26,554	$—	$172,400	$—	$198,954

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
Our businesses provide an array of products and services across multiple markets and geographies which results in significant diversification. Our Industrial and Engineered Solutions segments continue to benefit from improvement within the broad industrial, mining, infrastructure and agriculture markets, which began in the second half of fiscal 2017 and continued through the first three quarters of fiscal 2018. We anticipate a continuing moderate growth rate in these markets in the fourth quarter of fiscal 2018, while we expect the on-highway vehicle markets to slow on weaker demand and more difficult comparisons. Reduced capital and maintenance spending in the oil & gas markets in the form of project cancellations, deferrals and scope reductions were a headwind to our Energy segment throughout the first half of fiscal 2018. We experienced stabilization in energy maintenance activity in the third quarter of fiscal 2018 and we expect sales growth in the Energy segment in the fourth quarter. As a result, we expect consolidated fiscal 2018 core sales growth (sales excluding the impact of acquisitions, divestitures and changes in foreign currency exchange rates) of 4% to 6%, compared to a 4% core sales decline in fiscal 2017.
We continue to pursue both organic and inorganic growth opportunities aligned with our strategic objectives. This includes the advancement of our commercial effectiveness initiatives along with new product development efforts associated with our offerings of mission critical solutions to customers. We are also revitalizing lean efforts across our manufacturing, assembly and service operations. The Industrial segment is focused on accelerating global sales growth through geographic expansion, continuing emphasis on sales and marketing efforts, new product introductions and regional growth via second tier brands. During the third quarter of fiscal 2018, we completed the acquisition of Equalizer, a niche provider of industrial and energy maintenance tools. Within the Energy segment, we continue to geographically diversify and expand capabilities within the maintenance tools and services offerings while also redirecting sales, marketing and engineering resources to various non-oil & gas vertical markets. During the second quarter of fiscal 2018, we completed the divestiture of our Viking business, thus exiting the offshore mooring business and significantly limiting our exposure to the upstream, offshore oil & gas market. Also during the second quarter of fiscal 2018, we completed the acquisition of Mirage, a provider of energy and industrial maintenance tools. The Engineered Solutions segment is capitalizing on their served end market demand recovery, while also expanding content and engineering capabilities across customers and geographies. We continue to analyze our businesses in line with our strategic objectives and are taking portfolio management and segment consolidation actions that are anticipated to simplify and improve the operational performance of our Company.
We remain focused on improving our financial position and flexibility by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation. Across the Company, we are continuing the cost reduction programs initiated at the beginning of fiscal 2016. Restructuring charges related to these initiatives totaled approximately $34 million in fiscal 2016, fiscal 2017 and the first nine months of fiscal 2018, combined. Total restructuring charges were $1.2 million and $12.1 million in the three and nine months ended May 31, 2018, respectively. These restructuring costs related primarily to executive leadership changes, facility consolidation, headcount reductions and operational improvement. Due to recent challenging market conditions and operating results within our Energy segment, we continue to examine our cost structure, restructuring initiatives and service strategy to align our business with current market expectations and maximize available opportunities in the interim. Similarly, we continue to examine other areas of our business that may require structural cost changes to improve performance and profitability. As such, the Company anticipates restructuring initiatives and related pre-tax charges continuing for the remainder of fiscal 2018, including approximately $2 million to $3 million of additional restructuring charges.
Pre-tax cost savings realized from executing these restructuring initiatives totaled approximately $22 million in fiscal 2016, fiscal 2017 and the first nine months of fiscal 2018, combined. Realized cost savings were comprised of $6 million within the Industrial segment, $8 million within the Energy segment, $6 million within the Engineered Solutions segment and $2 million within Corporate expenses. The Company anticipates realizing an incremental $7 million to $10 million in pre-tax cost savings for the remainder of fiscal 2018 and in fiscal 2019 for all restructuring initiatives implemented in fiscal years 2016, 2017 and 2018 and to be implemented in the the fourth quarter of fiscal 2018. Forty percent of the anticipated future cost savings are expected to benefit the Industrial segment, another 40% are expected to benefit the Energy segment, another 5% are expected to benefit the Engineered Solutions segment and the remaining 15% are expected to benefit Corporate expenses. The annual benefit of these gross cost savings may be impacted by factors including sales and production volume variances, annual bonus expense differential and corresponding re-investment of savings into other initiatives.

Given our global geographic footprint, changes in foreign currency exchange rates could have a significant impact on our financial results, financial position and cash flow. Changes in foreign currency exchange rates will continue to add volatility as over one-half of our sales are generated outside of the United States in currencies other than the U.S. dollar. The weakening of the U.S. dollar favorably impacts our sales, cash flow and earnings given the translation of our international results into U.S. dollars. This also results in lower costs for certain international operations, which incur costs or purchase components in U.S. dollars, and increases the dollar value of assets (including cash) and liabilities of our international operations. A strengthening of the U.S. dollar has the opposite effect on our sales, cash flow, earnings and financial position.
Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2018		2017		2018		2017
Net sales	$317	100%	$295	100%	$881	100%	$820	100%
Cost of products sold	200	63%	193	65%	574	65%	537	65%
Gross profit	117	37%	102	35%	307	35%	283	35%
Selling, administrative and engineering expenses	78	25%	70	24%	221	25%	206	25%
Amortization of intangible assets	5	2%	5	2%	15	2%	15	2%
Director & officer transition costs	—	—%	—	—%	—	—%	8	1%
Restructuring charges	1	—%	—	—%	11	1%	5	1%
Impairment & divestiture charges	—	—%	—	—%	3	1%	—	—%
Operating profit	33	10%	27	9%	57	6%	49	6%
Financing costs, net	8	3%	8	3%	23	3%	22	3%
Other expense, net	—	—%	1	—%	1	—%	1	—%
Earnings before income tax (benefit) expense	25	8%	18	6%	33	4%	26	3%
Income tax (benefit) expense	(4)	(1)%	(4)	(1)%	17	2%	(7)	(1)%
Net earnings	$29	9%	$22	7%	$16	2%	$33	4%

Diluted earnings per share	$0.48		$0.37		$0.26		$0.54
Consolidated sales for the third quarter of fiscal 2018 were $317 million, an increase of $22 million (7%) from the prior year, while year-to-date sales were $881 million, an increase of $61 million (7%), from the prior year. For the three and nine months ended May 31, 2018, foreign currency exchange rates favorably impacted sales by 4% and 3%, respectively. However, the net acquisition and divestiture activity reduced sales by 1% for both the three and nine months ended May 31, 2018, respectively. As a result, core sales were up 4% for the third quarter and 5% year-to-date compared to prior year. The consolidated core sales increase was the result of strong volumes in both the Industrial and Engineered Solutions segments, which more than offset the year-to-date decline in Energy segment net sales. Operating profit margins were relatively consistent year-over-year for both the three and nine months ended May 31, 2018. Non-recurring director & officer transition charges of $8 million were included in the nine months ended May 31, 2017, while the nine months ended May 31, 2018 included increased restructuring charges of $6 million year-over-year and $3 million of pre-tax charges related to the Viking divestiture. Additionally, the nine months ended May 31, 2018 included an increased effective income tax rate compared to prior year due to provisional tax charges for U.S. Tax Reform, the non-recurrence of the fiscal 2017 recognition of income tax planning benefits and $9 million of tax expense resulting from the Viking divestiture (see Note 12, "Income Taxes" for further discussion).

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Net sales	$108	$101	$304	$279
Operating profit	26	24	61	61
Operating profit %	24.0%	23.6%	20.1%	21.8%
Industrial segment third quarter sales were $108 million, an increase of 8% from the prior year, while year-to-date sales increased 9% from the prior year to $304 million. Third quarter core sales were up 4%, excluding a 4% benefit from foreign currency exchange rates, while year-to-date core sales were up 5%, excluding a 4% benefit from foreign currency exchange rates. Sales from the Industrial Tools product line remained strong globally, with broad demand across the diverse set of end markets and contributions from our commercial effectiveness and new product development efforts. Core sales within the Industrial Tools product line increased $9 million (10%) and $19 million (7%) compared to prior year for the three and nine months ended May 31, 2018, respectively. The segment's overall core sales growth percentage was lowered by the core sales decline in the Heavy Lifting Technology product line of $5 million (-34%) and $3 million (-9%) for the three and nine months ended May 31, 2018, respectively. The increase in operating profit for the three months ended May 31, 2018 was the result of incremental profits on higher volumes within the Industrial Tool product line, partially offset by production inefficiencies and lower volumes in Heavy Lifting Technology and concrete tensioning, although less severe than prior quarters. Restructuring charges totaled $3 million and $2 million for the nine months ended May 31, 2018 and 2017, respectively.
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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Net sales	$84	$83	$226	$241
Operating profit (1)	6	1	2	4
Operating profit %	7.5%	1.1%	0.9%	1.5%
(1) Operating profit includes impairment and divestiture charges of $3 million for the nine months ended May 31, 2018.
Energy segment third quarter sales were approximately level with the prior year at $84 million, while year-to-date sales decreased 6%. Changes in foreign currency exchange rates favorably impacted sales comparisons by 3% for both the three and nine month periods. In addition, the net impact on sales from the Viking divestiture and Mirage acquisition resulted in a $1 million (-2%) and $8 million (-3%) headwind for the three and nine months ended May 31, 2018, respectively. As a result, Energy segment core sales declined 1% for the third quarter and 6% year-to-date. Core sales from our Energy Maintenance & Integrity product line decreased $1 million (-1%) and $17 million (-9%) for the three and nine months ended May 31, 2018, respectively. In the third quarter, global maintenance activity levels stabilized with improvements in the Middle East and North Sea regions. Core sales in our Other Energy Solutions product line, consisting of umbilical & rope solutions, were flat and increased by $3 million (5%) for the three and nine month periods, respectively, due to higher medical demand and improving offshore oil & gas seismic and cable activity. Operating profit for the nine months ended May 31, 2018 included impairment and divestiture charges of $3 million related to the Viking divestiture. Excluding the impairment and divestiture charge, Energy segment operating profit was $5 million for the nine months ended May 31, 2018. Adjusted operating profit improvement for the three and nine months ended May 31, 2018 were the result of benefits of prior restructuring and service excellence actions, stabilization in net sales and the absence of prior year

Viking operating losses. Restructuring costs to consolidate facilities and reduce headcount were $4 million for the nine months ended May 31, 2018 and insignificant for the nine months ended May 31, 2017.
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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Net sales	$125	$111	$351	$300
Operating profit	9	8	18	11
Operating profit %	7.2%	7.3%	5.0%	3.6%
Engineered Solutions segment sales increased $14 million (12%) to $125 million in the third quarter, while year-to-date sales increased $51 million (17%) to $351 million. Excluding the 5% favorable impact of changes in foreign currency exchange rates for both the three and nine months ended May 31, 2018, core sales increased 7% for the third quarter and 12% year-to-date. Strong sales and growth continued globally across our Agricultural, Off-Highway and Other product line with core sales increasing $4 million (7%) and $18 million (13%) for the three and nine months ended May 31, 2018, respectively. On-Highway product line core sales increased $4 million (7%) for the third quarter and $19 million (11%) year-to-date due to modestly higher growth in Europe, partially offset by anticipated lower China volumes. Operating profit was $9 million and $8 million for the three month periods ending May 31, 2018 and 2017, respectively, due to higher volumes offset by higher engineering expenses to support growth, material cost increases and labor inflation. Year-to-date operating profit improved $7 million year-over-year, primarily the result of higher volumes and the benefits of prior period restructuring initiatives offset by increased engineering, material and labor costs. Restructuring charges were not significant for the nine months ended May 31, 2018 and $4 million for the nine months ended May 31, 2017.
Corporate
Corporate expenses increased by $3 million to $9 million in the third quarter, while year-to-date expenses decreased by $2 million to $24 million. The third quarter increase primarily relates to higher incentive compensation and outside services costs. The year-to-date decrease in corporate expenses was due to the non-recurring director & officer transition charges of $8 million recognized in the comparable prior year period, offset by higher incentive compensation and restructuring charges of $5 million related to executive leadership changes in fiscal 2018.
Financing Costs, net
Net financing costs were $8 million for both the three months ended May 31, 2018 and 2017. For the nine months ended May 31, 2018 and 2017, net financing costs were $23 million and $22 million, respectively.

Income Tax Expense
The Company's income tax expense or benefit is impacted by a number of factors, including the amount of taxable earnings generated in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, permanent items, state tax rates, changes in tax laws, acquisitions and divestitures and the ability to utilize various tax credits and net operating loss carryforwards. The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Both fiscal 2018 and 2017 include the benefits of tax planning initiatives. Comparative earnings before income taxes, income tax expense or benefit and effective income tax rates are as follows (amounts in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Earnings before income taxes	$25	$18	$33	$26
Income tax (benefit) expense	(4)	(4)	17	(7)
Effective income tax rate	(16.0)%	(21.8)%	52.1%	(26.5)%
The Company’s income tax expense and effective tax rates during the three and nine months ended May 31, 2018 were impacted by the Tax Cuts and Jobs Act (the “Act”), which was enacted into law on December 22, 2017. See further discussion of the effects of the Act under Note 12, “Income Taxes.”
The Company's effective tax rate for the nine months ended May 31, 2018 was 52.1% compared to (26.5)% for the comparable prior year period. The effective tax rate for the current year results in significantly greater tax expense than the comparable prior year period due to to the non-recurrence of the fiscal 2017 recognition of income tax planning benefits resulting from certain losses from prior years for which no benefit was previously recognized and the fiscal 2018 tax planning impact of Notice 2018-26, offset by the provisional year-to-date tax benefits of the Act as described in Note 12, “Income Taxes.” Additionally, the nine months ended May 31, 2018 also include discrete income tax expense of $9 million related to the Viking divestiture, $2 million related to excess deferred tax deficiencies on deductible equity compensation and the expiration of unexercised stock options, and tax expense related to the net increase in valuation allowances that is offset by a reduction in tax reserves primarily associated with the lapsing of income tax statutes of limitations. Both the current and prior year income tax rates were impacted by the proportion of earnings in foreign jurisdictions (with income tax rates lower than the U.S. federal income tax rate). In addition, the Company may release a material valuation allowance in a foreign jurisdiction in late fiscal 2018 or in fiscal 2019, if the Company determines that it is more likely than not the deferred tax assets will be realized.
Cash Flows and Liquidity
At May 31, 2018, cash and cash equivalents included $153 million of cash held by our foreign subsidiaries and $36 million held domestically. We periodically utilize income tax safe harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent. At May 31, 2018, we did not have any temporary intercompany advances, compared to the $5 million we had outstanding at August 31, 2017. The following table summarizes our cash flows from operating, investing and financing activities (in millions):

	Nine Months Ended May 31,
	2018	2017
Net cash provided by operating activities	$36	$52
Net cash used in investing activities	(60)	(23)
Net cash used in financing activities	(16)	(9)
Effect of exchange rates on cash	—	(1)
Net (decrease) increase in cash and cash equivalents	$(40)	$19
Cash flows provided by operating activities were $36 million for the nine months ended May 31, 2018, a decrease of $16 million from the prior year, primarily due to lower cash earnings and cash used for inventories, partially offset by reduced net cash tax payments/refunds. Existing cash balances, along with $10 million from stock options exercises and $9 million from the sale of Viking, funded the $28 million rental asset lease buyout for the Viking divestiture, $22 million of business acquisitions, $19 million of capital expenditures and $23 million of principal loan repayments.
Our Senior Credit Facility, which matures on May 8, 2020, includes a $600 million revolving credit facility, an amortizing term loan and a $450 million expansion option, subject to certain conditions. Quarterly principal payments of $4 million on the term loan commenced on June 30, 2016, increased to $8 million per quarter on June 30, 2017 and extend through March 31, 2020, with the remaining principal due at maturity. At May 31, 2018, we had $189 million of cash and cash equivalents. Unused revolver capacity was $598 million at May 31, 2018, of which $146 million was available for borrowing.
Subsequent to quarter-end (June 22, 2018) and pursuant to the provisions of the Senior Credit Facility, the Company reduced the borrowing capacity on the revolver from $600 million to $300 million. The amount available for borrowing under the revolver was not impacted by the June 2018 reduction in borrowing capacity. This reduction in borrowing capacity is expected to reduce the non-use fee on the average unused credit line under the revolver. The Company estimates a charge of $1.0 million in the fourth quarter of fiscal 2018 for the write-off of deferred financing costs associated with the reduced borrowing capacity.
We believe that the reduced revolver, combined with our existing cash on hand and anticipated operating cash flow, will be adequate to meet operating, debt service, acquisition and capital expenditure funding requirements for the foreseeable future.
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The third quarter working capital increase compared to August 31, 2017 is the result of core sales growth and seasonal inventory build. The following table shows a comparison of primary working capital (in millions):

	May 31, 2018	PWC%	August 31, 2017	PWC%
Accounts receivable, net	$212	17%	$190	17%
Inventory, net	167	13%	144	13%
Accounts payable	(142)	(11)%	(133)	(12)%
Net primary working capital	$237	19%	$201	18%
Commitments and Contingencies
We have operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material and we believe that such costs will not have a material adverse effect on our financial position, results of operations or cash flows.
We remain contingently liable for lease payments of businesses that we previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $11 million using a weighted average discount rate of 3.16% at May 31, 2018.
We had letters of credit outstanding of approximately $22 million at both May 31, 2018 and August 31, 2017, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow, because the interest rate on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility. A ten percent increase in the average cost of our variable rate debt would result in a corresponding $0.3 million and $0.9 million increase in financing costs for the three and nine months ended May 31, 2018, respectively.

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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $15 million and operating profit would have been lower by $5 million, respectively, for the three months ended May 31, 2018. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $63 million reduction to equity (accumulated other comprehensive loss) as of May 31, 2018, as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $618 million. As of May 31, 2018, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three and nine months ended May 31, 2018.

Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 35, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: July 9, 2018	By:	/S/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MAY 31, 2018
INDEX TO EXHIBITS

Exhibit	Description	Filed Herewith	Furnished Herewith
10.1	Offer letter by and between Actuant Corporation and Fabrizio R. Rasetti dated April 12, 2018.	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended May 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X