Form 10-K
period 2018-08-31
ACTUANT CORP
filed 2018-10-29
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2018
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

As of February 28, 2018, the end of the Registrant's second fiscal quarter, the aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on February 28, 2018) held by non-affiliates of the Registrant was approximately $1.37 billion.

There were 61,016,012 shares of the Registrant’s Class A Common Stock outstanding as of September 30, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 22, 2019 are incorporated by reference into Part III hereof.

Actuant Corporation provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.actuant.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS
This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic uncertainty, market conditions in the industrial, oil & gas, energy, power generation, infrastructure, commercial construction, truck, automotive, specialty vehicle and agriculture industries, market acceptance of existing and new products, successful integration of acquisitions and related restructuring, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor, or overhead cost increases, foreign currency risk, interest rate risk, commodity risk, the impact of geopolitical activity, tariffs, litigation matters, impairment of goodwill or other intangible assets, the Company’s ability to access capital markets and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time, including those described under "Item 1A. Risk Factors" of this annual report on Form 10-K. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.
When used herein, the terms “Actuant,” “we,” “us,” “our,” and the “Company” refer to Actuant Corporation and its subsidiaries.
PART I
Item  1.    Business
General
Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, was incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. As part of our ongoing assessment of segment reporting, during the fourth quarter of fiscal 2018, the Company’s financial reporting segments were modified to reflect changes in the operating structure of the Company, with the combination of our tools and services businesses and all OEM-related businesses into two operating segments: Industrial Tools & Services and Engineered Components & Systems. All prior period disclosures have been adjusted to reflect the two reportable segments. The Industrial Tools & Services segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools as well as providing services and tool rentals to the industrial, maintenance, infrastructure, oil & gas, energy and other markets. The Engineered Components & Systems segment provides highly engineered components for on-highway, off-highway, agriculture, energy, medical, construction and other vertical markets. Financial information related to the Company's segments is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.

Our long-term goal is to grow diluted earnings per share faster than other multi-industry peers. We intend to leverage our strong market positions to generate organic core sales growth that exceeds end-market growth rates. Organic growth is accomplished through a combination of share capture, product innovation and market expansion into emerging industries and geographic regions. In addition to organic growth, strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to fund internal growth opportunities, strategic acquisitions and common stock repurchases. We also focus on profit margin expansion and cash flow generation to achieve our financial objectives. Our LEAD (“Lean Enterprise Across Disciplines”) Business System utilizes continuous improvement techniques to reduce costs, improve efficiencies and drive operational excellence across all locations and functions worldwide, thereby expanding profit margins and improving the customer experience. Our LEAD efforts also support our core sales growth.
Our businesses provide an array of products and services across multiple end markets and geographies, which results in significant diversification. The long-term sales growth and profitability of our business is dependent not only on increased demand in end markets and the overall economic environment, but also on our ability to identify, consummate and integrate strategic acquisitions, develop and market innovative new products, expand our business activity geographically and continuously improve operational excellence. We remain focused on improving our financial position and flexibility by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation.
Description of Business Segments
Industrial Tools & Services
The Industrial Tools & Services segment is a global supplier of both products and services to a broad array of end markets, including industrial, energy, mining and production automation markets. Our primary products include branded tools, highly engineered heavy lifting technology solutions, connectors for oil & gas and hydraulic torque wrenches. On the services side of the segment, we provide energy maintenance and manpower services to meet customer-specific needs and rental capabilities for certain of our products. Our branded tools and services are marketed primarily through the Enerpac, Hydratight, Larzep, Simplex, Biach, Equalizer and Mirage brand names.
Our Industrial Tools & Services segment includes high-force hydraulic and mechanical tools (cylinders, pumps, valves and specialty tools) which are designed to allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. These tools operate at very high pressures of approximately 5,000 to 12,000 pounds per square inch and are generally sold by a diverse group of industrial and specialty fluid power distributors to customers in various industries. Examples of industrial distributors include W.W. Grainger, MSC and Blackwoods.
Our products also include bolt tensioners, connectors for oil & gas and other miscellaneous products. With our products used in a wide variety of end markets, they are often deployed in harsh operating conditions, such as oil & gas production, machining and infrastructure maintenance and repair, where safety is a key differentiator. As a result, we hold ourselves to a world class safety standard to ensure both our employees and our customers are safe.
In addition to providing a comprehensive line of tools and other products, the Industrial Tools & Services segment sustains a services and rental network providing highly trained technicians to perform bolting, machining and joint integrity work for our customers. The segment delivers products and services through a localized infrastructure of product, rental and maintenance depots.
We will also focus on acquiring complementary businesses that provide product line and regional expansion opportunities, while leveraging existing and new distribution channels.
Engineered Components & Systems
The Engineered Components & Systems segment is a leading global designer, manufacturer and assembler of system critical position and motion control systems, high performance ropes, cables and umbilicals and other customized industrial components to various vehicle, construction, agricultural and other niche markets. The segment focuses on providing technical and highly engineered products, including actuation systems, mechanical power transmission products, engine air flow management systems, human to machine interface ("HMI") solutions and other rugged electronic instrumentation. Products in the Engineered Components & Systems segment are primarily marketed directly to original equipment manufacturers (“OEMs”) and other diverse customers through a technical sales organization. Within this segment, engineering capabilities, technical service, price, quality and established customer relationships are key competitive advantages.
Approximately forty percent of the Engineered Components & Systems segment's revenue comes from our On-Highway product line (Power-Packer and Gits brands), with sales to the heavy duty truck, automotive and specialty vehicle markets. Products include hydraulic cab-tilt and latching systems which are sold to global heavy duty truck OEMs such as Volvo, Scania, Paccar-DAF, FAW and CNHTC, as well as automotive electro-hydraulic convertible top latching and actuation systems.

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
The Agriculture, Off-Highway and Other product line within the segment includes severe-duty electronic instrumentation (including displays and clusters, machine controls and sensors), HMI solutions and power transmission products (highly engineered power transmission components including drive shafts, torque limiters, gearboxes, torsional dampers and flexible shafts). These products are sold to a variety of niche markets including agricultural, lawn & turf, construction, forestry, industrial, aerospace, material handling and security. Representative customers include John Deere, Caterpillar, AGCO, MacDon, CNH, Stihl and MTD Products.
In addition, our Concrete Tensioning and Rope & Cable product lines provide customized solutions and products to our diverse customer base. Our Concrete Tensioning product line (chucks and wedges, stressing jacks and anchors) is used by concrete tensioning designers, fabricators and installers for residential and commercial construction and bridge, infrastructure and mining markets. We also develop highly-engineered rope, umbilical and cable solutions that maximize performance, safety, and efficiency for our customers in various markets including oil & gas, heavy marine, medical and aerospace defense. Until the fiscal 2018 divestiture of our Viking business, this segment also offered a comprehensive range of marine mooring equipment such as chains, anchors and fiber rope.
International Business
Our products and services are generally available globally, with our principal markets outside the United States being Europe and Asia. In fiscal 2018, we derived 43% of our net sales from the United States, 35% from Europe, 9% from Asia, 5% from the Middle East and 8% from other geographic areas. We have operations around the world and our geographic diversity allows us to draw on the skills of a global workforce, provides flexibility to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual countries and offers us an opportunity to access new markets. Although international operations are subject to certain risks, we continue to believe that a global presence is key to maintaining strong relationships with many of our global customers. Financial information related to the Company's geographic footprint is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
Product Development and Engineering
We conduct research and development activities to develop new products, enhance the functionality, effectiveness, ease of use and reliability of our existing products and expand the applications for our products. We believe that our engineering and research and development efforts have been and continue to be key drivers of our success in the marketplace. Our advanced design and engineering capabilities contribute to the development of innovative and highly engineered products, maintain our technological leadership in each segment and enhance our ability to provide customers with unique and customized solutions and products. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide innovative products to maintain and improve our competitive position. Research and development costs are expensed as incurred and were $26 million in fiscal 2018, an increase of 18% from $22 million in fiscal 2017 and an increase of 41% from $18 million in fiscal 2016. We also incur costs in connection with fulfilling custom orders and developing unique solutions for distinct customer needs, which are not included in these expense totals.
The Company holds numerous patents and trademarks; however, no individual patent or trademark is believed to be of such importance that its termination would have a material adverse effect on our business.
Competition
The markets for our products are highly competitive. We provide a diverse and broad range of industrial products and systems to numerous global end markets, many of which are highly fragmented. Although we face larger competitors in several served markets, some of our competition is comprised of smaller companies which may lack the global footprint or financial resources to serve global customers. We compete for business principally on the basis of customer service, product quality and availability, engineering, research and development expertise and price. In addition, we believe that our cost structure, strategic global sourcing capabilities and global distribution support our competitive position.

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
Raw Material Costs and Inflation
We source materials and components from a network of global suppliers. These items are typically available from multiple suppliers. Raw materials that go into the components we source, such as steel and plastic resin, are subject to price fluctuations and tariffs, which could have an impact on our results. While no meaningful measures of inflation specific to our products are available because we have significant operations in countries with diverse rates of inflation and currency rate movements, we have more than offset the impact of inflation in recent years with manufacturing efficiencies, cost reductions and annual pricing actions.
Order Backlogs and Seasonality
Our Industrial Tools & Services segment has a relatively short order-to-ship cycle, while our OEM-oriented Engineered Components & Systems segment has a longer cycle, and therefore typically has a larger backlog. We had order backlogs of $197 million and $195 million at August 31, 2018 and 2017, respectively. Substantially all orders are expected to be filled within twelve months. While we typically experience a stronger second half to our fiscal year, our consolidated sales are not subject to significant seasonal fluctuations.

Sales Percentages by Fiscal Quarter

	2018	2017
Quarter 1 (September - November)	24%	24%
Quarter 2 (December - February)	23%	24%
Quarter 3 (March - May)	27%	27%
Quarter 4 (June - August)	26%	25%
	100%	100%
Employees
At August 31, 2018, we had approximately 5,300 employees. Our employees generally are not subject to collective bargaining agreements, with the exception of approximately 300 U.S. production employees and certain international employees covered by government mandated collective labor agreements. We believe we have a good working relationship with our employees globally.
Environmental Matters
Our operations, like those of most industrial businesses, are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those regulating discharges of hazardous materials into the air and water, the storage and disposal of such hazardous materials and the clean-up of soil and groundwater contamination. We believe that we are in material compliance with applicable environmental regulations. Compliance with these laws requires expenditures on an ongoing basis. However, environmental expenditures over the last three years have not been material. Soil and groundwater contamination has been identified at certain facilities that we operate or formerly owned or operated. We are also a party to certain state and local environmental matters, have provided environmental indemnifications for certain divested businesses and retain responsibility for certain potential environmental liabilities. For further information, see Note 16, “Commitments and Contingencies” in the notes to consolidated financial statements.

Executive Officers of the Registrant
The names, ages and positions of all of the executive officers of the Company as of October 15, 2018 are listed below.

Name	Age	Position
Randal W. Baker	55	President and Chief Executive Officer
Rick T. Dillon	47	Executive Vice President and Chief Financial Officer
Fabrizio R. Rasetti	52	Executive Vice President—General Counsel and Secretary
Roger A. Roundhouse	53	Executive Vice President—Engineered Components & Systems Segment
J. Jeffrey Schmaling	59	Executive Vice President—Industrial Tools & Services Segment
Andre L. Williams	59	Executive Vice President—Global Human Resources
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
Fabrizio R. Rasetti, Executive Vice President—General Counsel and Secretary, joined Actuant in May 2018 from Boart Longyear where he held the position of Senior Vice President, General Counsel and Secretary since 2006. For the ten years prior he worked at SPX Corporation in roles of increasing responsibility including Segment General Counsel & Vice President, Business Development, Flow Segment. Earlier in his career he worked in private law practice.
Roger A. Roundhouse, Executive Vice President—Engineered Components & Systems segment. Mr. Roundhouse joined the Company in 2014, from General Cable, where he most recently held the position of Senior Vice President and General Manager Utility Products. Mr. Roundhouse brings extensive automotive, industrial and OEM knowledge, as well as over 20 years of experience with global operations and mergers & acquisitions.
J. Jeffrey Schmaling, Executive Vice President—Industrial Tools & Services segment joined Actuant in his current role in February 2018. Prior to Actuant he held the position of President, North America for Komatsu Mining Corporation (formerly Joy Global Inc.) since 2010. Prior to that, he served as Senior Director Dealer Development and Account Management at Case International Harvester, a Division of Fiat S.p.A. Earlier in his 30 plus year career he held various sales, marketing and product development roles.
Andre L. Williams, Executive Vice President—Global Human Resources. Mr. Williams joined the Company in January 2017 as Vice President Human Resources within our segments and was promoted to Executive Vice President—Global Human Resources in September 2017. Prior to joining the Company, Mr. Williams was the Vice President Human Resources for Global Sales & Marketing and Control Products & Solutions at Rockwell Automation. Prior to Rockwell Automation, Mr. Williams held Human Resource roles of increasing responsibility at Joy Global, Accenture, Best Buy, Beloit Corporation, Morton International and South African Breweries.
Item  1A.    Risk Factors
The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing the Company. If any of the events contemplated by the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may adversely impact our business.
Deterioration of, or instability in, the domestic and international economy and challenging end market conditions could impact our ability to grow the business and adversely impact our financial condition, results of operations and cash flows.
Our businesses and operating results have been, and will continue to be, affected by domestic and international economic conditions. The level of demand for our products depends, in part, on general economic conditions in our served end markets. A substantial portion of our revenues is derived from customers in cyclical industries (vehicles, industrial, oil & gas, agriculture and mining) that typically are adversely affected by downward economic cycles. As global economic uncertainty continues, our customers may experience deterioration of their businesses, which may delay or lengthen sales cycles. Beginning in fiscal 2016, we experienced challenging and inconsistent demand in several of our served markets, including oil & gas, mining, infrastructure, commercial and off-highway vehicles and agriculture markets. As a result of these and other factors, we implemented various restructuring initiatives aimed at reducing our cost structure and improving operational performance. While we have seen recovery in those end markets, we are still executing on restructuring initiatives previously announced. Further, we may implement additional restructuring initiatives in response to further market challenges to achieve additional efficiencies. Such initiatives could result in restructuring costs, including facility consolidations, workforce reductions and structural realignment. Although we expect that the related cost savings and realization of efficiencies will offset the restructuring related costs over time, we may not achieve the desired net benefits of these efforts (see Note 3, "Restructuring Charges" and "Business Update" within Item 7 for further discussion of our restructuring activities and future anticipated cost savings).
The integration of our three historic operating segments into two segments could negatively impact our business.
We have reorganized our operations, in the fourth quarter of fiscal 2018, into two new operating segments: the Industrial Tools & Services and the Engineered Components & Systems segments. The segment realignment may not yield expected benefits and also could result in unexpected negative impacts, including, without limitation, loss of key employees, integration difficulties, loss of key customers or other adverse effects.
Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions or successfully integrate them.
A significant portion of our growth has come from strategic acquisitions of businesses. We plan to continue making acquisitions to enhance our global market position and broaden our product offerings. Our ability to successfully execute acquisitions will be impacted by a number of factors, including the availability of financing on terms acceptable to us, our ability to identify acquisition candidates that meet our valuation parameters and increased competition for acquisitions. The process of integrating acquired businesses into our existing operations also may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Although we expect to successfully integrate any acquired businesses, we may not achieve the desired net benefit in the time-frame planned. Failure to effectively execute our acquisition strategy or successfully integrate the acquired businesses could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.
We may not be able to realize planned benefits from acquired companies.
We may not be able to realize planned benefits from acquired companies. Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the acquired business into the Company. Factors that could affect our ability to achieve these benefits include:

•	difficulties in integrating and managing personnel, financial reporting and other systems used by the acquired businesses;

•	the failure of acquired businesses to perform in accordance with our expectations;

•	failure to achieve anticipated synergies between our business units and the business units of acquired businesses;

•	the loss of customers of acquired businesses;

•	the loss of key managers of acquired businesses; or

•	other material adverse events in the acquired businesses.
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
The indemnification provisions of acquisition agreements may result in unexpected liabilities.
Certain acquisition agreements from past and current acquisitions require the former owners to indemnify us against certain liabilities related to the operation of each of their companies. In most of these agreements, the liability of the former owners is limited to specific warranties given in the agreement, as well as, in amount and duration and certain former owners may not be able to meet their indemnification responsibilities. These indemnification provisions may not fully protect us, and as a result we may face unexpected liabilities that adversely affect our profitability and financial position.

Our goodwill and other intangible assets represent a substantial amount of our total assets.
Our total assets reflect substantial intangible assets, primarily goodwill. At August 31, 2018, goodwill and other intangible assets totaled $693 million, or 47% of our total assets. The goodwill results from acquisitions, representing the excess of the purchase price over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our reporting units were to fall below current levels, we could be required to recognize a non-cash charge to operating earnings to impair the related goodwill or other intangible assets. We recognized $34 million,$16 million, and $187 million in non-cash impairment charges in fiscal 2018, 2017 and 2016, respectively, related to the goodwill, intangible assets and long-lived assets of several of our businesses (see Note 6, "Goodwill, Intangible Assets and Long-Lived Assets" and "Critical Accounting Policies" for further discussion on goodwill, intangible asset and long-lived asset impairments). Any future goodwill or intangible asset impairments could negatively affect our financial condition and results of operations.
Divestitures and discontinued operations could negatively impact our business, and retained liabilities from businesses that we sell could adversely affect our financial results.
As part of our portfolio management process, we review our operations for businesses which may no longer be aligned with our strategic initiatives and long-term objectives. For example, over the past three years, we have divested our Sanlo product line and Viking business and currently are marketing our Cortland Fibron business for sale. We continue to review our portfolio and may pursue additional divestitures. Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs, disputes with buyers or potential impairment charges. We may also dispose of a business at a price or on terms that are less than we had previously anticipated. During the past three years, we have recognized charges related to divestitures and loss on product line divestiture of $49 million, $117 million and $5 million in fiscal 2018, 2017 and 2016, respectively (see Note 5, "Divestiture Activities" for further discussion on divestiture activities and related charges). After reaching an agreement with a buyer for the disposition of a business, we are also subject to satisfaction of pre-closing conditions, as well as necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing a transaction. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against contingent liabilities related to a businesses sold, such as lawsuits, tax liabilities, lease payments, product liability claims or environmental matters. Under these types of arrangements, performance by the divested businesses or other conditions outside of our control could affect future financial results.
If we do not realize the expected benefits or synergies of any divestiture transaction, our consolidated financial position, results of operations and cash flows could be negatively impacted. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.
If we fail to develop new products, or customers do not accept our new products, our business could be adversely affected.
Our ability to develop innovative new products can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development, production or commercialization of new products, or failure to gain market acceptance of new products and technologies, may reduce future sales and adversely affect our competitive position. Operational excellence processes including effective product sourcing, lean manufacturing, acquisition integration and leadership development, along with other continuous improvement activities, are utilized to improve our businesses. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain competitive advantages or that we can recover major research and development expenses. If we fail to make innovations, launch products with quality problems, experience development cost overruns, or the market does not accept our new products, then our financial condition, results of operations, cash flows and liquidity could be adversely affected.
Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.
Recent changes in U.S. domestic and global tariff frameworks have increased our costs of producing goods and resulted in additional risks to our supply chain. More tariff changes also are possible. We have developed strategies to mitigate previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate tariff increases in substantial part. Further, uncertainties about future tariff changes could result in mitigation actions that prove to be detrimental to our business.

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
The financial and other covenants in our debt agreements may adversely affect us.
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
Our businesses generally face substantial competition, domestically and internationally, in each of their respective markets. We may lose market share in certain businesses or be forced to reduce prices or incur increased costs to maintain existing business. We compete globally on the basis of product design, quality, availability, performance, customer service and price. The entry of a new, well-capitalized large company into one of our markets, or its acquisition of an existing competitor, could adversely impact our competitiveness due to the new entrant's greater financial or other resources. Present or future competitors may have greater financial, technical or other resources which could put us at a competitive disadvantage. In addition, some of our competitors may be willing to reduce prices and accept lower margins in order to compete with us.
Our international operations pose currency and other risks.
We continue to focus on penetrating global markets as part of our overall growth strategy and expect sales from and into foreign markets to continue to represent a significant portion of our revenue. Approximately 57% of our sales in fiscal 2018     were outside the United States. In addition, many of our manufacturing operations and suppliers are located outside the United States. Our international operations present special risks, primarily from currency exchange rate fluctuations, exposure to local economic and political conditions, export and import restrictions, controls on repatriation of cash and exposure to local political conditions. Changes in foreign currency exchange rates will continue to add volatility as over one-half of our sales are generated outside of the United States in currencies other than the U.S. dollar. In addition, United States tax reform has significantly changed how foreign operations are taxed in the United States. We are monitoring new regulations related to tax reform as they become available and continue to review how tax reform will impact our tax rate going forward.  We earn a substantial portion of our income from international operations and therefore changes to United States international tax rules may have a material adverse effect on future results of operations or liquidity. To the extent that we expand our international presence, these risks may increase.

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
Our significant reliance on third-party suppliers for components for the manufacture, assembly and sale of our products involves risks.
We rely on suppliers to secure component products and finished goods required for the manufacture and assembly of our products. A disruption in deliveries to or from key suppliers, or decreased availability of components or commodities, could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs.  Further, poor supplier quality or an insecure supply chain could adversely affect the reliability, performance and reputation of our products. Additionally, if demand for our products is less than we expect, we may experience excess inventories and be forced to incur additional charges and our profitability may suffer. Our business, competitive position, results of operations or financial condition could be negatively impacted if supply is insufficient for our operations, if we experience excess inventories or if we are unable to adjust our production schedules or our purchases from suppliers to reflect changes in customer demand and market fluctuations on a timely basis.
A material disruption at a significant manufacturing facility could adversely affect our ability to generate sales and meet customer demand.
Our financial performance could be adversely affected as a result of our inability to meet customer demand for our products in the event of a material disruption at one of our significant manufacturing facilities. Equipment failures, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other influences could create a material disruption. Interruptions to production could increase our cost of sales, harm our reputation and adversely affect our ability to attract or retain our customers. Our business continuity plans may not be sufficient to address disruptions attributable to such risks. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could adversely affect our financial condition and results of operations.
Large or rapid increases in the costs of commodities and raw materials, including impact of tariffs, or substantial decreases in their availability could adversely affect our operations.
The primary raw materials that are used in our products include steel, plastic resin, brass, steel wire and rubber. Most of our suppliers are not currently parties to long-term contracts with us. Consequently, we are vulnerable to fluctuations in prices of such raw materials, including the impact of tariffs. Factors such as supply and demand, freight costs and transportation availability, inventory levels, the level of imports and general economic conditions may affect the prices of raw materials that we need. If we experience a significant increase in raw material prices, or if we are unable to pass along increases in raw material prices to our customers, our results of operations could be adversely affected. In addition, an increasing portion of our products are sourced from low cost regions. Changes in export laws, taxes, tariffs and disruptions in transportation routes could adversely impact our results of operations.
We are subject to a wide variety of laws and regulations that may change in ways that are detrimental to our competitiveness or results.
Our businesses are subject to regulation under a broad range of U.S. and foreign laws and regulations. There is no assurance that such laws, regulations and policies will not be changed in ways that will require us to modify our business models and objectives or affect our results by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. Particular legislative, regulatory or other areas that may have an effect on our structure, operations, markets, sales, liquidity, tax rate or the results of our businesses include exports controls, anti-corruption law, competition law, data privacy regulations, currency controls and economic or political sanctions.
Costs and liabilities arising from legal proceedings, including from divested or discontinued businesses, could be material and adversely impact our financial results.
We are subject to a variety of legal and regulatory proceedings. We maintain insurance and have established reserves for these matters as appropriate and in accordance with applicable accounting standards and practices. Insurance coverage, to the extent it is available, may not cover all losses arising from such contingencies. Also, estimating legal reserves or possible losses involves significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations, and the actual losses arising from particular matters may exceed our current estimates and adversely affect our results of operations. We also expect that additional legal proceedings and other contingencies will arise from time to time, and we cannot predict the magnitude and outcome of such additional matters. Moreover, we operate in jurisdictions where claims involving us may be adjudicated within legal systems that are less developed and less reliable than those of the U.S. or other more developed markets, and this can create additional uncertainty about the outcome of proceedings before courts or other governmental bodies in such markets.
Legal compliance risks could result in significant costs to our business or cause us to restrict current activities or curtail growth plans.
We and our representatives operate in industries, markets and jurisdictions in which we are exposed to inherent compliance risks and that are subject to significant scrutiny by regulators, governmental authorities and other persons. We continue to strengthen our risk management and compliance programs to mitigate such risks and operate in compliance with applicable laws, but the global and diverse nature of our operations, the complex and high-risk nature of some of our markets and the current enforcement environment mean that legal and compliance risks will continue to exist throughout our operations. The consequences of compliance risks could include enforcement actions or private litigation resulting in significant defense and investigation costs, fines and penalties, and a broad range of remedial actions, including potential restrictions on our operations and other adverse changes to our business plans. See Note 16, "Commitments and Contingencies" in the notes to the consolidated financial statements for additional information about compliance risks.
Health, Safety and Environmental laws and regulations may result in additional costs.
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
Our inability to attract, develop and retain qualified employees could have a material adverse impact on our operations.
Our ability to deliver financial results and drive growth and pursue competitive advantages in our business substantially depends on our ability to retain key employees and continually attract new talent to the business. If we experience losses of key employees, such as our Chief Executive Officer and Chief Financial Officer, or experience significant delays or difficulty in replacing them, our operations, competitive positions and financial results may be adversely affected. Competition for highly qualified personnel is intense and our competitors and others can be expected to attempt to hire our skilled employees from time to time. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience to operate our businesses successfully. From time to time there may be shortages of skilled labor which may make it more difficult and expensive for us to attract and retain qualified employees or lead to increased labor costs.
Cyber security vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.
Increased global cyber security vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks, as well as cyber security failures resulting from human error and technological errors, pose a risk to our systems, products and data as well as potentially to our employees’, customers', partners', suppliers' and third-party service providers' data. We attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, but we remain potentially vulnerable to additional known or unknown threats. There is no assurance the impact from such threats will not be material and it could result in security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets and commercially valuable information, production downtimes and operational disruptions.

Our intellectual property portfolio may not prevent competitors from developing products and services similar to or duplicative to ours, and the value of our intellectual property may be negatively impacted by external dependencies.
Our patents, trademarks and other intellectual property may not prevent competitors from independently developing or selling products and services similar to or duplicative of ours or that our intellectual property portfolio will adequately deter misappropriation or improper use of our innovations and technology. In addition, additional steps we take to protect our intellectual property, including non-disclosure agreements, may not prevent the misappropriation of our business critical secrets and information. In such circumstances, our competitive position and the value of our brand may be negatively impacted.
Our competitors or other persons could assert that we have infringed their intellectual property rights.
We may be the target of enforcement of patents or other intellectual property rights by third parties. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If we are found to infringe any third-party rights, we could be required to pay substantial damages or we could be enjoined from offering some of our products and services.
Our customers and other business partner often require terms and conditions that expose us to significant risks and liabilities.
We operate in end-markets and industries in which our customers and business partners seek to contractually shift significant risks associated with their operations or projects to us. We continue to review and improve our commercial and contracting practices to manage the risks we are assuming, but we cannot assure that material liabilities will not arise from our contracts with our business partners. Also, as we impose more stringent contracting standards on our operations, we may experience market share losses or the reduction in growth opportunities.
Item  1B.    Unresolved Staff Comments
None.

Item  2.    Properties
As of August 31, 2018, we operated the following facilities (square footage in thousands):

	Number of Locations			Square Footage
		Distribution / Sales / Admin
	Manufacturing		Total	Owned	Leased	Total
Industrial Tools & Services	13	31	44	228	1,102	1,330
Engineered Components & Systems	17	6	23	823	1,013	1,836
Corporate and other	1	5	6	353	165	518
	31	42	73	1,404	2,280	3,684
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest facilities are located in the United States, the United Kingdom, Turkey, China, the Netherlands, Mexico and Spain. We also maintain a presence in Australia, Azerbaijan, Brazil, Finland, France, Germany, Hungary, India, Italy, Japan, Kazakhstan, Norway, Singapore, South Africa, South Korea, Sweden and the United Arab Emirates. See Note 10, “Leases” in the notes to the consolidated financial statements for information regarding our lease commitments.
Item  3.    Legal Proceedings
We are a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include claims for product liability, labor and employment, patent and breach of contract.
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
The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol ATU. At September 30, 2018, there were 1,215 shareholders of record of Actuant Corporation Class A common stock. The high and low closing prices of the common stock were as follows for the previous two fiscal years:

Fiscal Year	Period	High	Low
2018	June 1, 2018 to August 31, 2018	$29.75	$23.55
	March 1, 2018 to May 31, 2018	25.05	22.05
	December 1, 2017 to February 28, 2018	27.50	22.50
	September 1, 2017 to November 30, 2017	27.00	24.30
2017	June 1, 2017 to August 31, 2017	$27.40	$22.25
	March 1, 2017 to May 31, 2017	28.90	24.55
	December 1, 2016 to February 28, 2017	29.30	21.60
	September 1, 2016 to November 30, 2016	24.19	21.68
Dividends
In fiscal 2018, the Company declared a dividend of $0.04 per common share payable on October 15, 2018 to shareholders of record on September 28, 2018. In fiscal 2017, the Company declared a dividend of $0.04 per common share payable on October 16, 2017 to shareholders of record on September 29, 2017.
Share Repurchases
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $618 million. There were no share repurchases during the fiscal year ended August 31, 2018.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference.

Performance Graph:
The graph below compares the cumulative 5-year total return of Actuant Corporation’s common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Diversified Industrials index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (assuming the reinvestment of all dividends) from August 31, 2013 to August 31, 2018.
Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2018 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	8/13	8/14	8/15	8/16	8/17	8/18
Actuant Corporation	$100.00	$94.53	$60.16	$67.02	$67.75	$83.10
S&P 500	100.00	125.25	125.84	141.64	164.64	197.01
Dow Jones US Diversified Industrials	100.00	119.37	119.23	150.89	149.18	133.71
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

	Year Ended August 31,
	2018	2017	2016	2015	2014
	(in millions, except per share data)
Statement of Earnings Data(1)(2):
Net sales	$1,183	$1,096	$1,149	$1,249	$1,400
Gross profit	415	380	403	462	547
Selling, administrative and engineering expenses	292	278	274	300	332
Amortization of intangible assets	21	20	23	24	25
Loss (gain) on product line divestiture	—	—	5	—	(13)
Director & officer transition charges	—	8	—	—	—
Restructuring charges	12	7	15	—	—
Impairment & divestiture charges	73	117	187	84	—
Operating profit (loss)	18	(50)	(100)	54	203
(Loss) earnings from continuing operations	(22)	(66)	(105)	20	141

Diluted (loss) earnings per share from continuing operations	$(0.36)	$(1.11)	$(1.78)	$0.32	$1.95
Cash dividends per share declared	$0.04	$0.04	$0.04	$0.04	$0.04

Diluted weighted average common shares	60,441	59,436	59,010	62,055	72,486

Balance Sheet Data (at end of period)(2):
Cash	$250	$230	$180	$169	$109
Assets	1,481	1,517	1,439	1,637	1,857
Debt	533	562	580	588	390
Net debt (debt less cash)	283	332	400	419	281
 _______________________

(1)	Results are from continuing operations and exclude the financial results of previously divested businesses reported as discontinued operations (former Electrical segment) in fiscal 2014.

(2)
We have completed various acquisitions that impact the comparability of the selected financial data. The results of operations for these acquisitions are included in our financial results for all periods subsequent to their acquisition date. The following table summarizes the acquisitions that were completed during the last five fiscal years (amounts in millions):

Acquisition	Segment	Date Completed	Sales (a)	Purchase Price
Equalizer	Industrial Tools & Services	May 2018	$6	6
Mirage Machines	Industrial Tools & Services	December 2017	12	17
Pipeline and Process Services (b)	Industrial Tools & Services	March 2016	32	66
Larzep, S.A.	Industrial Tools & Services	February 2016	8	16
Hayes Industries, Ltd.	Engineered Components & Systems	May 2014	25	31
 _______________________
(a)Represents approximate annual sales at the time of the acquisition.
(b)Acquired the Middle East, Caspian and North Africa operations of Four Quest Energy Inc.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background
As discussed in Item 1, “Business,” during the fourth quarter of fiscal 2018, we realigned our Company’s financial reporting segments to reflect changes in our go to market strategy, the operating structure and leadership of the Company, resulting in two reportable segments: Industrial Tools & Services ("IT&S") and Engineered Components & Systems ("EC&S"). The Industrial Tools & Services segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools, as well as providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, energy and other markets. The Engineered Components & Systems segment provides highly engineered components on-highway, off-highway, agriculture, energy, medical, construction and other vertical markets. Financial information related to the Company's segments is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
Business Update
Our businesses provide an array of products and services across multiple markets and geographies which results in significant diversification. Industrial Tools & Services and Engineered Components & Systems segments continue to benefit from improvements within the broad industrial landscape, mining, infrastructure, commercial and off-highway vehicle and agriculture markets. We expect continued growth, though at a moderated pace, in these markets in fiscal 2019. Reduced capital and maintenance spending in the oil & gas and energy markets in the form of project cancellations, deferrals and scope reductions were headwinds throughout much of fiscal 2018. However, we are expecting to see stabilization of the oil & gas and energy markets in fiscal 2019, which should result in modest improvement in maintenance spending. As a result, we expect consolidated fiscal 2019 core sales (sales growth excluding the impact of acquisitions, divestitures and changes in foreign currency exchange rates) growth of 3% to 5%, compared to a 6% core sales growth in fiscal 2018.
We remain focused on pursuing both organic and inorganic growth opportunities aligned with our strategic objectives. This includes the advancement of our commercial effectiveness initiatives along with new product development efforts. We also remain focused on our lean efforts across our manufacturing, assembly and service operations. Our Industrial Tools & Services segment is focused on accelerating global sales growth through geographic expansion, continuing emphasis on sales and marketing efforts, new product introductions and regional growth via second tier brands. In addition, we remain focused on redirecting sales, marketing and engineering resources to non-oil & gas vertical markets and providing new and existing customers with critical products, rentals, services and solutions in a dynamic energy environment. We expect IT&S segment year-over-year core sales growth of 3% to 5% in fiscal 2019. The EC&S segment is capitalizing on their served end market demand recovery, while also expanding content and engineering capabilities across customers and geographies, resulting in an expected 2% to 5% core sales growth in fiscal 2019.
We continue to analyze our businesses in line with our strategic objectives and are taking portfolio management and segment consolidation actions that are anticipated to improve the operational performance of the Company. During the second quarter of fiscal 2018, we completed the divestiture of our Viking business, thus exiting the offshore mooring business and substantially reducing our exposure to the upstream, offshore oil & gas market. The expected divestiture of our Cortland Fibron business in fiscal 2019 will further limit our exposure to the upstream oil & gas market. During fiscal 2018, we also completed the acquisition of Equalizer and Mirage, both niche providers of industrial and energy maintenance tools, to further strengthen our product and solutions offerings in the IT&S segment.
Across the Company, we are continuing the cost reduction programs initiated at the beginning of 2016. During fiscal 2018, 2017, and 2016 we incurred $13 million, $7 million and $15 million of restructuring costs, respectively. These restructuring costs related primarily to facility consolidation, headcount reductions and operational improvement. We continue to execute on previously announced restructuring initiatives; however, we do not expect associated costs to be material to fiscal 2019 operating results.
Pre-tax cost savings realized from executing these restructuring initiatives totaled approximately $27 million in fiscal 2018, 2017 and 2016 combined. Realized cost savings were comprised of $9 million within the Industrial Tools & Services segment, $15 million within the Engineered Components & Systems segment and $3 million within Corporate. The Company anticipates realizing an incremental $4 million to $7 million in pre-tax cost savings in fiscal 2019 for all previously executed restructuring initiatives. Sixty percent of the anticipated future cost savings are expected to benefit the IT&S segment, another 30% are expected to benefit the EC&S segment and the remaining 10% are expected to benefit Corporate. The annual benefit of these gross cost savings may be impacted by a number of factors, including sales and production volume variances and annual bonus expense differential.

Historical Financial Data (in millions)

	Year Ended August 31,
	2018		2017		2016
Statements of Earnings Data:
Net sales	$1,183	100%	$1,096	100%	$1,149	100%
Cost of products sold	767	65%	716	65%	746	65%
Gross profit	416	35%	380	35%	403	35%
Selling, administrative and engineering expenses	292	25%	278	25%	274	24%
Amortization of intangible assets	21	2%	20	2%	23	2%
Loss on product line divestiture	—	0%	—	0%	5	0%
Director & officer transition charges	—	0%	8	1%	—	0%
Restructuring charges	12	1%	7	1%	15	1%
Impairment & divestiture charges	73	6%	117	11%	187	16%
Operating profit (loss)	18	2%	(50)	(5)%	(100)	(9)%
Financing costs, net	31	3%	30	3%	29	3%
Other (income) expense, net	(1)	0%	3	0%	1	0%
Loss before income tax expense (benefit)	(12)	(1)%	(83)	(8)%	(130)	(11)%
Income tax expense (benefit)	9	1%	(17)	(2)%	(25)	(2)%
Net loss	$(21)	(2)%	$(66)	(6)%	$(105)	(9)%

Other Financial Data:
Depreciation	$20		$23		$25
Capital expenditures	21		28		20

Fiscal 2018 compared to Fiscal 2017
Consolidated sales in fiscal 2018 were $1.18 billion, 8% higher than the prior year sales of $1.10 billion.  Core sales were up $65 million (6%), with solid core sales growth in both the Industrial Tools & Services and Engineered Components & Systems segments. Changes in foreign currency exchange rates favorably impacted sales comparisons by $29 million, while the net impact from the Mirage and Equalizer acquisitions, net of the Viking divestiture, reduced core sales by $7 million. In addition to changes in foreign currency exchange rates, acquisitions, divestitures and end market conditions, the comparability of results between periods is impacted by sales levels, product mix and the timing and amount of restructuring costs and related benefits. Gross profit margins remained consistent year-over-year as a result of a balanced sales mix and the realization of benefits from restructuring activities was offset by project overruns and production inefficiencies. Additionally, fiscal 2018 results included $46 million of impairment and divestiture charges related to the anticipated sale of the Cortland Fibron business, impairment charges of $24 million on our Precision Hayes International business and $3 million of divestiture charges related to the sale of our Viking business, while fiscal 2017 results included $8 million of director and officer transition charges as well as $117 million of impairment and divestiture charges related to the then pending sale of Viking. Fiscal 2018 included an increase in our effective income tax rate compared to the prior year due to provisional tax charges for the U.S. Tax Reform, the non-recurrence of fiscal 2017 income tax planning benefits and the deductibility and timing related to impairment and divestiture charges in both comparable years.

Fiscal 2017 compared to Fiscal 2016
Consolidated sales in fiscal 2017 were $1.10 billion, 5% lower than the prior year sales of $1.15 billion.  Core sales were down $45 million (4%), as a result of flat core sales in the Engineered Components & Systems segment and an 8% core sales decrease in the Industrial Tools & Services segment due to challenging end market conditions. Changes in foreign currency exchange rates also unfavorably impacted sales comparisons by $11 million, while fiscal 2016 net acquisitions and divestitures added $3 million of sales. Gross profit margins remained consistent year-over-year as a result of a balanced sales mix and realization of benefits from restructuring activities which were offset by difficult market conditions in the oil & gas markets. Additionally, fiscal 2017 results included $8 million of director and officer transition charges as well as impairment and divestiture charges related to the pending sale of the Viking business, while fiscal 2016 results included impairment charges related to the write-down of acquired goodwill, intangible assets and long-lived assets, which reduced operating profits.

Segment Results
Industrial Tools & Services Segment
The Industrial Tools & Services segment is a global supplier of branded hydraulic and mechanical tools to a broad array of end markets, including industrial, energy, mining and production automation markets. Its primary products include branded tools, highly engineered heavy lifting technology solutions, connectors for oil & gas, as well as hydraulic torque wrenches (Product product line). On the services side, we provide energy maintenance and manpower services to meet customer-specific needs and rental capabilities for certain of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment (in millions):

	Year Ended August 31,
	2018	2017	2016
Net Sales	$591	$553	$588
Operating Profit	99	96	120
Operating Profit %	16.8%	17.3%	20.4%
Fiscal 2018 compared to Fiscal 2017
Fiscal 2018 Industrial Tools & Services segment net sales increased by $39 million (7%) from fiscal 2017 to $591 million. Changes in foreign currency exchange rates favorably impacted sales comparisons by 2%, while the Mirage and Equalizer acquisitions increased net sales by 2%. The IT&S segment core sales increased $16 million (3%) on a year-over-year basis. The core sales increase of 6% for the Product product line reflected broad based industrial tool demand across all major geographies and end markets and contributions from our commercial effectiveness and new product development efforts. This increase was offset by a core sales decrease of $7 million (4%) in the Service & Rental product line as global maintenance activity levels declined from prior year. Operating profit margins decreased from 17.3% in fiscal 2017 to 16.8% in fiscal 2018, due to production inefficiencies and ongoing investments in commercial and engineering activities which were partially offset by the margin expansion impact of incremental volume. Restructuring charges were $4 million and $3 million in fiscal 2018 and 2017, respectively.
Fiscal 2017 compared to Fiscal 2016
Fiscal 2017 Industrial Tools & Services segment net sales decreased by $36 million (6%) from fiscal 2016 to $553 million. Excluding $14 million (2%) of additional sales from fiscal 2016 acquisitions, Larzep and Pipeline and Process Services, and a negligible change in foreign currency exchange rates, fiscal 2017 core sales declined 8% on a year-over-year basis. Sales declined due to the impact of maintenance cancellations, deferrals and scope reductions in the Service & Rental product line, which was offset by a slight increase in industrial tool demand growth across major geographies and end markets. Operating profit margins were 17.3% in fiscal 2017 compared to 20.4% in fiscal 2016. Lower operating profit margin was a result of low labor and tool utilization rates associated with significantly lower volumes. Restructuring charges were $3 million and $4 million for fiscal 2017 and 2016, respectively.
Engineered Components & Systems Segment
The Engineered Components & Systems segment is a leading global designer, manufacturer and assembler of system critical position and motion control systems, high performance ropes, cables and umbilicals and other customized industrial components, to various vehicle, construction, agricultural, energy, medical and other niche markets. The segment focuses on providing technical and highly engineered products, including actuation systems, mechanical power transmission products, engine air flow management systems, HMI solutions, other rugged electronic instrumentation, concrete tensioning and rope and cable. Products in the EC&S segment are primarily marketed directly to OEMs and other diverse customers through our technical sales organization. The following table sets forth comparative results of operations for the EC&S segment (in millions):

	Year Ended August 31,
	2018	2017	2016
Net Sales	$592	$543	$561
Operating Loss (1)	(52)	(113)	(191)
Operating Loss %	(8.8)%	(20.8)%	(34.0)%
(1) Operating loss includes impairment and divestiture charges of $73 million, $117 million and
$187 million in fiscal 2018, 2017 and 2016, respectively.

Fiscal 2018 compared to Fiscal 2017
Fiscal 2018 Engineered Components & Systems segment net sales increased $48 million (9%) to $592 million versus the prior year. Excluding the 3% favorable impact of foreign currency rate changes and net $16.0 million of sales from the Viking business we divested in fiscal 2018, core sales increased 9% in fiscal 2018. Core sales growth was broad-based in the Off-highway product line (12%), including increased agriculture, mining and forestry customer demand. The On-highway product line core sales increased 9% due to a stronger European truck market, which was partially offset by a decline in sales to the China truck market. The Rope & Cable Solutions product line experienced strong double-digit core sales growth (14%) due to higher medical demand and improving offshore oil & gas and seismic markets, whereas, the Concrete Tensioning product line experienced a 7% core sales decline from fiscal 2017 due to market share losses. Fiscal 2018 operating loss included impairment and divestiture charges of $46 million related to the anticipated sale of our Cortland Fibron business, impairment charges of $24 million related to our Precision-Hayes International business and divestiture charges of $3 million related to the sale of our Viking business, while fiscal 2017 included impairment charges of $117 million related to the then pending sale of the Viking business. Excluding the impairment and divestiture charges, the EC&S segment operating profit margin was 4.2% and 1.6% for fiscal 2018 and 2017, respectively, which is the result of higher volumes, the absence of prior year Viking losses and net benefits of prior period restructuring initiatives offset by production inefficiencies. Restructuring charges were $4 million in both fiscal 2018 and 2017.
Fiscal 2017 compared to Fiscal 2016
Fiscal 2017 Engineered Components & Systems segment net sales decreased $18 million (3%) to $543 million versus the prior year. Excluding the 1% unfavorable impact of foreign currency rate changes and the negative 2% sales impact from the Viking business and Sanlo product line divestitures, core sales remained relatively constant year-over-year. The flat core sales was a result of robust sales to China's heavy-duty truck OEMs (On-highway product line) and cores sales growth in the Concrete Tensioning product line due to improving domestic construction, offset by the decline in off-highway markets including agriculture and construction. In addition, the Rope and Cable Solutions product line experienced a decline due to decreased customer spending on upstream offshore oil & gas related demand and competitive pricing pressures. The operating loss in fiscal 2017 included impairment and divestiture charges of $117 million related to the then pending sale of Viking, while fiscal 2016 results included impairment charges of $187 million related to the write-down of acquired goodwill, intangible assets and long-lived assets for our Cortland, Viking and maximatecc businesses. In addition, a $5 million loss on the Sanlo business divestiture recorded in fiscal 2016 reduced operating profits. Excluding the impairment and divestiture charges, the Engineered Components & Services operating profit margin was 1.6% and 2.0% for fiscal 2017 and 2016, respectively. In addition, restructuring costs to consolidate facilities and reduce headcount totaled $4 million and $10 million in fiscal 2017 and 2016, respectively.
Corporate
Since corporate expenses are considered to be for general corporate purposes, we do not allocate these expenses to our segments. Corporate expenses decreased $4 million in fiscal 2018 to $29 million compared to $33 million in fiscal 2017 and $29 million in fiscal 2016. The decrease in fiscal 2018 expenses was primarily due to the non-recurring director and officer transition charges of $8 million in fiscal 2017, partially offset by increased restructuring charges of $5 million related to executive leadership changes in fiscal 2018.
Financing Costs, Net
Net financing costs of $31 million, $30 million and $29 million in fiscal 2018, 2017 and 2016, respectively, have slowly increased due to rising interest rates.
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

	Year Ended August 31,
	2018	2017	2016
Loss before income tax expense (benefit)	$(12,672)	$(82,691)	$(130,344)
Income tax expense (benefit)	8,976	(16,478)	(25,170)
Effective income tax rate	(70.8)%	19.9%	19.3%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”). The Act changes the U.S. corporate income tax system by reducing the corporate tax rate from 35% to 21% as of January 1, 2018 and significantly changing the taxation of foreign earnings by implementing a largely territorial system and imposing a minimum level of tax on low-taxed foreign earnings beginning in fiscal 2019.  We recorded additional tax expense of approximately $0.5 million in fiscal 2018, attributable to the net impact of the one-time transition tax on foreign earnings and the remeasurement of balance sheet items to account for the new legislation.  This is our initial estimate of the tax effects related to the Act and we expect to finalize these amounts no later than the second quarter of fiscal 2019.  See further discussion of the effects of the Act at Note 12, "Income Taxes” in the notes of the consolidated financial statements.
The comparability of pre-tax earnings (loss), income tax expense (benefit) and the related effective income tax rates are impacted by the Act as described below, along with impairment and other divestiture charges. Fiscal 2018 results included $73 million ($75 million after tax) of impairment and other divestiture charges, while fiscal 2017 and 2016 results included $117 million ($109 million after tax) and $187 million ($169 million after tax), respectively.  Excluding the impairment and divestiture charges, the fiscal 2018 effective tax rate was 11.1% (tax expense), which increased from the fiscal 2017 effective tax rate of (24.4)% (tax benefit) due to fiscal 2017 tax planning initiatives resulting from certain business losses recognized for tax purposes from prior years for which no benefits were previously recognized.
Both the current and prior year income tax provisions were impacted by the mix of earnings in foreign jurisdictions with income tax rates different than the U.S. federal income tax rate and the amount of income tax benefits from global tax planning initiatives. The Company’s earnings (loss) before income taxes, excluding impairment and other divestiture charges, included approximately 79% of earnings from foreign jurisdictions for fiscal 2018 compared to 63% in fiscal 2017. The impact of the newly lowered U.S. tax rate is not expected to be a significant overall rate driver due to the global mix of income. The fiscal 2018 tax provision included tax expense of approximately $10 million for the reversal of deferred tax benefits recorded in fiscal 2017 related to the sale of the Viking business in the second quarter. In addition to the deferred tax benefits related to the Viking impairment, the fiscal 2017 tax benefits related to tax planning initiatives resulted in a $15 million benefit, which is not expected to repeat in future periods due to certain tax attributes that are no longer available and subsequent changes in relevant tax law.
Divestiture Activities
At August 31, 2018, the Cortland Fibron business (Engineered Components & Systems segment) met the criteria for assets held for sale treatment. As a result, the Company recognized impairment and divestiture charges in fiscal 2018 of $46 million, comprised of: (i) $10 million charge representing the excess of the net book value of assets held for sale to the anticipated proceeds; (ii) non-cash impairment charge of $35 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition and (iii) $1 million of other divestiture charges. The write down of net assets generated an income tax benefit of $1 million in fiscal 2018.
During fiscal 2017, the Company committed to a plan to sell the Viking business (Engineered Components & Systems segment) resulting in the Company's exit from the offshore mooring market and significantly limiting our exposure to upstream, offshore oil & gas markets. As a result, the Company recognized impairment and other divestiture charges in fiscal 2017 of $117 million, comprised of: (i) $16 million charge representing the excess of the net book value of assets held for sale to the anticipated proceeds; (ii) non-cash impairment charge of $69 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition; (iii) $29 million cash charge related to the operating lease buyout of certain rental assets and (iv) $3 million of other divestiture charges. The write down of net assets generated an income tax benefit of $8 million in fiscal 2017. On December 1, 2017, the Company completed the sale of the Viking business for net cash proceeds of $9 million which resulted in an additional after-tax impairment and divestiture charge of $12 million comprised of: (i) $3 million of real estate lease exit charges related to retained facilities that became vacant as a result of the Viking divestiture; and (ii) $9 million of associated discrete income tax expense.
The historic results of the Cortland Fibron and Viking businesses are not material to the consolidated financial results of the Company and are included in continuing operations. These two businesses had net sales of $24 million, $34 million and $58 million for the years-ended August 31, 2018, 2017 and 2016, respectively. Refer to Note 5, "Divestiture Activities" in the notes of the consolidated financial statements for information regarding the carrying value of assets and liabilities held for sale as of August 31, 2018 and 2017.

Liquidity and Capital Resources
At August 31, 2018, cash and cash equivalents comprised of $182 million of cash held by foreign subsidiaries and $68 million held domestically. We periodically utilize income tax safe harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent. There were no temporary intercompany advances outstanding at August 31, 2018. We had $5 million and $54 million in temporary intercompany advances outstanding at August 31, 2017 and 2016, respectively. The following table summarizes the cash flow attributable to operating, investing and financing activities (in millions):

	Year Ended August 31,
	2018	2017	2016
Net cash provided by operating activities	$106	$88	$118
Net cash used in investing activities	(63)	(28)	(83)
Net cash used in financing activities	(18)	(15)	(18)
Effect of exchange rate changes on cash	(4)	4	(5)
Net increase in cash and cash equivalents	$21	$49	$11

Cash flow from operations was $106 million in fiscal 2018, an increase of $18 million from the prior year due primarily to higher cash earnings and reduced net cash tax payments. This cash flow from operations, along with $16 million of proceeds from stock option exercises and $9 million of proceeds from the sale of Viking, were more than enough to fund the $28 million rental asset lease buyout from the Viking divestiture, $23 million of business acquisitions, $21 million of capital expenditures and $30 million of principal repayments on our term loan.
Cash flow from operating activities in fiscal 2017 was $88 million, a decrease of $30 million from the prior year due primarily to lower cash earnings. These cash flows from operations were utilized to fund $28 million of capital expenditures and $19 million of principal repayments on our term loan.
Cash flow from operating activities in fiscal 2016 were $118 million. Operating cash flows, $7 million of proceeds from the sale leaseback of several facilities, $10 million from the sale of Sanlo, were utilized to repurchase 712,955 shares of common stock ($17 million), fund $82 million of acquisitions and fund $20 million of capital expenditures.

Primary Working Capital Management
We use primary working capital as a percentage of sales as a key metric for working capital efficiency. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months' sales annualized. The following table shows the components of our primary working capital (in millions):

	August 31, 2018		August 31, 2017
	$	PWC %	$	PWC %
Accounts receivable, net	$188	16%	$190	17%
Inventory, net	156	13%	144	13%
Accounts payable	(131)	(11)%	(133)	(12)%
Net primary working capital	$213	18%	$201	18%
Total primary working capital was $213 million at August 31, 2018 which increased compared to $201 million at August 31, 2017. Excluding the $3 million reduction in primary working capital due to changes in foreign currency exchange rates and net acquisition/divestiture activity, primary working capital increased $15 million in the year, largely reflecting higher inventory levels to support increasing sales levels.

Liquidity
At August 31, 2018, we had $250 million of cash and cash equivalents.
During the fourth quarter of fiscal 2018 and pursuant to the provision of the Senior Credit Facility, the Company reduced the borrowing capacity on the revolver from $600 million to $300 million. This reduction in borrowing capacity is expected to reduce the non-use fee on the average unused credit line under the revolver. The Company recorded a charge of $1 million in the fourth quarter of fiscal 2018 to write-off deferred financing costs associated with the reduced borrowing capacity. Unused revolver capacity was $299 million at August 31, 2018, of which $256 million was available for borrowing.

Our Senior Credit Facility matures on May 8, 2020, which includes a $300 million revolver, a $300 million term loan and a $450 million expansion option. Quarterly principal payments of $4 million on the term loan commenced on June 30, 2016, increased to $8 million per quarter on June 30, 2017 and extend through March 31, 2020, with the remaining principal due at maturity.
We believe that the reduced revolver, combined with our existing cash on hand and anticipated operating cash flows will be adequate to meet operating, debt service, acquisition and capital expenditure funding requirements in the foreseeable future.
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
Our receivables are derived from a diverse customer base spread across a number of industries, with our largest single customer generating approximately 3% of fiscal 2018 net sales.
Capital Expenditures
The majority of our manufacturing activities consist of assembly operations. We believe that our capital expenditure requirements are not as extensive as other industrial companies given the nature of our operations. Capital expenditures were $21 million, $28 million and $20 million in fiscal 2018, 2017 and 2016, respectively. Capital expenditures for fiscal 2019 are expected to be $25-$30 million, but could vary depending on business performance, growth opportunities and the amount of assets leased instead of purchased.
Commitments and Contingencies
Given our desire to allocate cash flow and revolver availability to fund growth initiatives, we have historically leased most of our operating equipment and facilities. We lease certain facilities, computers, equipment and vehicles under various operating lease agreements, generally over periods ranging from one to twenty years. Under most arrangements, we pay the property taxes, insurance, maintenance and expenses related to the leased property. Many of our leases include provisions that enable us to renew the leases based upon fair value rental rates on the date of expiration of the initial leases.
We are contingently liable for certain lease payments under leases within businesses we previously divested or spun-off. If any of these businesses do not fulfill their future lease payment obligations under the leases, we could be liable for such leases. As of August 31, 2018, the present value of future minimum lease payments, using a weighted average discount rate of 3.24%, on previously divested or spun-off businesses was as follows: $2 million in each fiscal 2019, 2020 and 2021; $1 million in both fiscal 2022 and 2023 and $3 million in aggregate thereafter.
We had outstanding letters of credit totaling $24 million and $22 million at August 31, 2018 and 2017, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.

Contractual Obligations
The timing of payments due under our contractual commitments is as follows (in millions):

	Payments Due
	2019	2020	2021	2022	2023	Thereafter	Total
Debt (short-term and long-term)	$30	$218	$—	$288	$—	$—	$536
Interest on long-term debt	26	25	16	14	—	—	81
Operating leases	29	21	15	13	11	35	124
Deferred acquisition purchase price	—	2	—	—	—	—	2
	$85	$266	$31	$315	$11	$35	$743

Interest on long-term debt assumes the current interest rate environment and revolver borrowings consistent with August 31, 2018 debt levels.
Our contractual obligations generally relate to amounts due under contracts with third party service providers. These contracts are primarily for real estate leases, information technology services and telecommunications services. Only those obligations that are not cancelable are included in the table.
We routinely issue purchase orders to numerous vendors for inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor, and are therefore, excluded from the table.
We have long-term obligations related to our deferred compensation, pension and postretirement plans that are excluded from this table and summarized in Note 11, “Employee Benefit Plans” in the notes to consolidated financial statements.
Our liability for unrecognized tax benefits was $24 million at August 31, 2018, but is not included in the table of contractual obligations because the timing of the potential settlements of these uncertain tax positions cannot be reasonably estimated.
Critical Accounting Policies
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The following policies are considered by management to be the most critical in understanding judgments involved in the preparation of our consolidated financial statements and uncertainties that could impact our results of operations, financial position and cash flow.
Revenue recognition: We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability of the sales price is reasonably assured. For product sales, delivery does not occur until the passage of title and risk of loss have transferred to the customer (generally when products are shipped). Revenue from service and rental contracts are recognized when the services are provided or ratably over the contract term. Revenue for highly custom product sales with a project duration greater than three months and exceeding a value of approximately $0.5 million is generally recognized under the percentage-of-completion method utilizing efforts expended or cost-to-cost input measures. Revenues for long-term contracts that do not meet these criteria are recognized under the completed contract method once delivery has occurred and passage of title and risk of loss have transferred to the customer. We record allowances for discounts, product returns and customer incentives at the time of sale as a reduction to revenue provided such allowances can be reliably estimated based upon historical experience and known trends. We also offer warranty on our products and accrue for warranty claims at the time of sale based upon the length of the warranty period, historical warranty cost trends and any other related information.
Inventories:  Inventories are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 17% and 18% of total inventories at August 31, 2018 and 2017, respectively). The first-in, first-out or average cost method is used for all other inventories. If the LIFO method were not used, inventory balances would be higher than amounts presented in the consolidated balance sheet by $6 million and $4 million at August 31, 2018 and 2017, respectively. We perform an analysis on historical sales usage of individual inventory items on hand and record a reserve to adjust inventory cost to market value. The inventory valuation assumptions used are based on historical experience. We believe that such estimates are made based on consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.
Goodwill and Long-lived Assets:
Goodwill Impairment Review and Estimates: The purchase price allocation for acquired businesses typically results in recording goodwill and other intangible assets, which are significant portions of our total assets. On an annual basis, or more frequently if triggering events occur, we compare the estimated fair values of our reporting units to their carrying values to determine if impairments exist. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded. The estimated fair value represents the amount we believe a reporting unit could be bought or sold for in a current transaction between willing parties on an arms-length basis.
In estimating the fair value of a reporting unit, we generally use a discounted cash flow model, which is dependent upon a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The expected future revenue growth rates and operating profit margins are determined after taking into consideration our historical revenue growth rates and earning levels, our assessment of future market potential and our expectation of future business performance. Under the discounted cash flow approach, fair value is calculated as the sum of the projected discounted cash flows over a discrete seven year period plus an estimated terminal value.
Fiscal 2018 Impairment Charge: Our fourth quarter fiscal 2018 impairment review resulted in a review of the recoverability of the goodwill and long-lived assets of two reporting units (Cortland and Precision-Hayes).

Cortland Reporting Unit: The Cortland reporting unit recognized impairment charges in conjunction with Cortland Fibron’s held for sale classification, resulting in a $10 million impairment charge representing the excess of net book value of assets held for sale over anticipated proceeds. This impairment charge included $4 million related to goodwill. Subsequent to this adjustment, there is $31 million of remaining goodwill related to the Cortland reporting unit. See Note 5, “Divestiture Activities” in the notes to the consolidated financial statements for further discussion.

Precision-Hayes Reporting Unit: The Precision-Hayes International business (“Precision-Hayes”) primarily designs, manufactures and distributes concrete tensioning products. Changes in certain assumptions used in our annual goodwill impairment analysis, which are linked, in part, to recent market share losses, resulted in a fair value estimate of the reporting unit lower than its carrying value. As a result, we recognized a $17 million impairment charge related to the goodwill of the Precision-Hayes business, which represented the entire goodwill balance of the reporting unit.

The annual impairment review of the remaining reporting units did not result in any reporting units having an estimated fair value that exceeded the carrying value (expressed as a percentage of the carrying value) by less than 30%.

Fiscal 2017 Year-End Impairment Test: Our annual fiscal 2017 impairment review resulted in one reporting unit (Cortland) having an estimated fair value that exceeded the carrying value (expressed as a percentage of the carrying value) by less than 30%. In fiscal 2017, we believed that the Cortland business would generate positive cash flow and earnings in the long-term. The financial projections utilized in the impairment review considered both historical results, challenging conditions in the global oil & gas markets and the strategic sales initiatives of the reporting unit. The financial results of this reporting unit are dependent on the realization of savings from restructuring actions and material cost reductions, the timing and level of recovery in the global oil & gas markets and our ability to retain and win new business in the medical and other non-oil & gas markets.

Fiscal 2016 Impairment Charge: During the second quarter of fiscal 2016, we determined that there were interim “triggering events” which required review of recoverability of goodwill and long-lived assets for three reporting units (Cortland, Viking and maximatecc).

Cortland and Viking Reporting Units: Continued unfavorable market conditions, including cuts in oil & gas capital spending, reduced exploration, drilling and commissioning activities as well as excess capacity for mooring rental assets, resulted in a 33% core sales decline in the second quarter of fiscal 2016 for Viking and Cortland, which comprise our Rope & Cable Solutions and Offshore Mooring product lines. As a result of lower projected sales and profits, we recognized a goodwill impairment charge of $74 million.

Maximatecc Reporting Unit:  The maximatecc reporting unit, including the legacy North American business and acquisitions of CrossControl (Europe) and Turotest (South America), manufactures severe-duty electronic instrumentation including displays and clusters, machine controls and sensors. These products are primarily marketed to industrial vehicle OEMs and system suppliers in a number of industries including industrial, material hauling, construction, agriculture, forestry, mining, utility, cargo, marine and rail. Weakness in off-highway vehicle and agricultural markets, coupled with challenging overall industrial fundamentals, reductions in OEM customer build rates and production schedules (in order to reduce inventory levels) and delayed production by certain European OEMs for new or updated design models, resulted in reduced sales and profitability of the maximatecc business. As a result of lower projected sales and profits, we recognized a $46 million impairment charge related to goodwill of the maximatecc business.

Indefinite-lived intangibles (tradenames): Indefinite-lived intangible assets are also subject to annual impairment testing. On an annual basis or more frequently if a triggering event occurs, the fair value of indefinite lived assets, based on a relief of royalty valuation approach, are evaluated to determine if an impairment charge is required. We recognized impairment charges during the fourth quarter of fiscal 2018 to write-down the value of tradenames by $7 million in relation to the Cortland Fibron held for sale treatment discussed in Note 5, "Divestiture Activities" in the notes to the consolidated financial statements. During fiscal 2016, we recognized impairment charges to write-down the value of tradenames by $17 million, as the result of reduced sales projections and royalty rates, which reflected current and future profitability estimates.

The fiscal 2018 annual impairment review of the remaining indefinite-lived intangible assets did not result in any indefinite-lived assets having an estimated fair value that exceeded the carrying value (expressed as a percentage of the carrying value) by less than 30%.

A considerable amount of management judgment and assumptions is required in performing impairment tests, principally in determining the fair value of each reporting unit and the indefinite-lived intangible assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, future additional impairment charges could be required. Weakening industry or economic trends, disruptions to our business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets or in entity structure and divestitures may adversely impact the assumptions used in the valuations and ultimately result in future impairment charges.

Long-lived assets (fixed assets and amortizable intangible assets): We also review long-lived assets for impairment when events or changes in business circumstances indicate the carrying amount of the assets may not be fully recoverable. If such indicators are present, we prepare an undiscounted operating cash flow analysis to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

Also in the fourth quarter of fiscal 2018, related to the held for sale treatment of our Cortland Fibron business, we recognized a $46 million long-lived asset impairment, representing the excess of net book value of assets held for sale over anticipated proceeds which consisted of $35 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition. See Note 5, "Divestiture Activities" in the notes to the consolidated financial statements for further discussion.

During the fourth quarter of fiscal 2018, the undiscounted operating cash flows of our Precision-Hayes business did not exceed their carrying value resulting in a long-lived asset impairment charge of $6 million, consisting of charges of $5 million and $1 million on amortizable intangible assets and fixed assets (primarily machinery and equipment), respectively.

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
A considerable amount of management judgment and assumptions is required in performing impairment tests, principally in determining the fair value of long-lived assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, future additional impairment charges could be required. Weakening industry or economic trends, disruptions to our business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets or in entity structure and divestitures may adversely impact the assumptions used in the valuations and ultimately result in future impairment charges.
Business Combinations and Purchase Accounting: We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for certain acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and tangible long-lived assets. Acquired intangible assets, excluding goodwill, are valued using discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, profit margins and forecasted cash flows based on discount rates and terminal growth rates.
Employee Benefit Plans: We provide a variety of benefits to employees and former employees including, in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on an August 31 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return on plan assets and health care cost trend rates. We determine the discount rate assumptions by referencing high-quality, long-term bond rates that are matched to the duration of our benefit obligations, with appropriate consideration of local market factors, participant demographics and benefit payment forecasts. At August 31, 2018 and 2017, the discount rates on domestic benefit plans were 4.05% and 3.60%, respectively. In estimating the expected return on plan assets, we consider historical returns, forward-looking considerations, inflation assumptions and the asset allocation strategy in investing such assets. Domestic benefit plan assets consist primarily of participating units in mutual funds, index funds and bond funds. The expected return on domestic benefit plan assets was 7.00% and 7.15% at August 31, 2018 and 2017, respectively. A 25 basis point change in the assumptions for the discount rate or expected return on plan assets would not materially change fiscal 2018 domestic benefit plan expense.
We review actuarial assumptions on an annual basis and make modifications based on current rates and trends, when appropriate. As required by GAAP, the effects of any modifications are recorded currently or amortized over future periods.

Based on information provided by independent actuaries and other relevant sources, we believe that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flow. See Note 11, “Employee Benefit Plans” in the notes to the consolidated financial statements for further discussion.
Income Taxes: Judgment is required to determine the annual effective income tax rate, deferred tax assets and liabilities, reserves for unrecognized tax benefits and any valuation allowances recorded against net deferred tax assets. Our effective income tax rate is based on annual income, statutory tax rates, tax planning opportunities available in the various jurisdictions in which we operate and other adjustments. Our annual effective income tax rate includes the impact of discrete income tax matters including adjustments to reserves for uncertain tax positions and the benefits of various income tax planning activities.  Tax regulations require items to be included in our tax returns at different times than these same items reflected in our consolidated financial statements. As a result, the effective income tax rate in our consolidated financial statements differs from that reported in our tax returns. Some of these differences are permanent, such as expenses that are not tax deductible, while others are temporary differences, such as amortization and depreciation expenses.
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
Use of Estimates: We record reserves, asset write-downs or allowances for customer rebates, returns and discounts, doubtful accounts, inventory, incurred but not reported medical claims, environmental matters, warranty claims, workers' compensation claims, product and non-product litigation, acquisition earn out obligations and incentive compensation. These reserves require the use of estimates and judgment. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We believe that such estimates are made on a consistent basis and with appropriate assumptions and methods. However, actual results may differ from these estimates.
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
The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, annual sales and operating profit were remeasured assuming a ten percent reduction in foreign exchange rates compared to the U.S. dollar. Under this assumption, annual sales and operating profit would have been $58 million and less than $1 million lower, respectively, for the twelve months ended August 31, 2018. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a ten percent decline in foreign currency exchange rates relative to the U.S. dollar on our August 31, 2018 financial position would result in a $57 million reduction to equity (accumulated other comprehensive loss), as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
Interest Rate Risk—We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow because the interest rate on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility. A ten percent increase in the average cost of our variable rate debt would have resulted in an approximate $1 million increase in financing costs for the year-ended August 31, 2018.
Commodity Risk—We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel and plastic resin, are subject to price fluctuations which could have a negative impact on our results. We strive to timely pass along such commodity price increases to customers to avoid profit margin erosion.

Item 8.        Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Actuant Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Actuant Corporation and its subsidiaries as of August 31, 2018 and August 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and August 31, 2017, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, management has excluded Mirage and Equalizer from its assessment of internal control over financial reporting as of August 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Mirage and Equalizer from our audit of internal control over financial reporting. Mirage and Equalizer are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2018.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
October 29, 2018

We have served as the Company’s or its predecessor's auditor since 1997.

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended August 31,
	2018	2017	2016
Net sales	$1,182,611	$1,095,784	$1,149,410
Cost of products sold	767,351	716,067	746,013
Gross profit	415,260	379,717	403,397
Selling, administrative and engineering expenses	291,444	277,488	274,497
Amortization of intangible assets	20,565	20,474	22,943
Loss on product line divestiture	—	—	5,092
Director & officer transition charges	—	7,784	—
Restructuring charges	11,995	7,228	14,571
Impairment & divestiture charges	73,058	116,979	186,511
Operating profit (loss)	18,198	(50,236)	(100,217)
Financing costs, net	31,491	29,703	28,768
Other (income) expense, net	(621)	2,752	1,359
Loss before income tax expense (benefit)	(12,672)	(82,691)	(130,344)
Income tax expense (benefit)	8,976	(16,478)	(25,170)
Net loss	$(21,648)	$(66,213)	$(105,174)

Loss per share
Basic	$(0.36)	$(1.11)	$(1.78)
Diluted	$(0.36)	$(1.11)	$(1.78)

Weighted average common shares outstanding
Basic	60,441	59,436	59,010
Diluted	60,441	59,436	59,010

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended August 31,
	2018	2017	2016
Net loss	$(21,648)	$(66,213)	$(105,174)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	49,307	20,470	(32,203)
Pension and other postretirement benefit plans	3,709	4,092	(6,003)
Cash flow hedges	—	—	23
Total other comprehensive income (loss), net of tax	53,016	24,562	(38,183)
Comprehensive income (loss)	$31,368	$(41,651)	$(143,357)

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	August 31,
	2018	2017
A S S E T S
Current assets
Cash and cash equivalents	$250,490	$229,571
Accounts receivable, net	187,749	190,206
Inventories, net	156,356	143,651
Assets held for sale	23,573	21,835
Other current assets	42,732	61,663
Total current assets	660,900	646,926
Property, plant and equipment
Land, buildings and improvements	47,468	43,737
Machinery and equipment	229,445	227,535
Gross property, plant and equipment	276,913	271,272
Less: Accumulated depreciation	(186,693)	(176,751)
Property, plant and equipment, net	90,220	94,521
Goodwill	512,412	530,081
Other intangible assets, net	181,037	220,489
Other long-term assets	36,769	24,938
Total assets	$1,481,338	$1,516,955

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities
Trade accounts payable	$130,838	$133,387
Accrued compensation and benefits	54,508	50,939
Current maturities of debt	30,000	30,000
Income taxes payable	4,091	6,080
Liabilities held for sale	44,225	101,083
Other current liabilities	67,299	57,445
Total current liabilities	330,961	378,934
Long-term debt, net	502,695	531,940
Deferred income taxes	21,933	29,859
Pension and postretirement benefit liabilities	14,869	19,862
Other long-term liabilities	52,168	55,821
Total liabilities	922,626	1,016,416
Commitments and contingencies (Note 16)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 81,423,584 and 80,200,110 shares, respectively	16,285	16,040
Additional paid-in capital	167,448	138,449
Treasury stock, at cost, 20,439,434 shares	(617,731)	(617,731)
Retained earnings	1,166,955	1,191,042
Accumulated other comprehensive loss	(174,245)	(227,261)
Stock held in trust	(2,450)	(2,696)
Deferred compensation liability	2,450	2,696
Total shareholders’ equity	558,712	500,539
Total liabilities and shareholders’ equity	$1,481,338	$1,516,955
The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2018	2017	2016
Operating Activities
Net loss	$(21,648)	$(66,213)	$(105,174)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items:
Impairment & other divestiture charges, net of tax effect	75,334	108,860	169,056
Depreciation and amortization	40,707	43,110	47,777
Stock-based compensation expense	14,457	16,733	10,442
Benefit for deferred income taxes	(6,890)	(8,956)	(17,403)
Amortization of debt issuance costs	2,399	1,657	1,652
Other non-cash adjustments	619	1,202	(517)
Loss on disposal of business, net of tax benefit	—	—	(1,557)
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	(3,093)	(3,475)	20,261
Inventories	(18,704)	(11,277)	10,202
Trade accounts payable	2,593	18,117	(7,727)
Prepaid expenses and other assets	(10,625)	(5,367)	(3,291)
Income tax accounts	16,785	(10,646)	(7,916)
Accrued compensation and benefits	4,827	3,752	3,912
Other accrued liabilities	9,332	1,002	(2,020)
Cash provided by operating activities	106,093	88,499	117,697

Investing Activities
Capital expenditures	(20,870)	(28,195)	(20,209)
Proceeds from sale of property, plant and equipment	153	570	9,296
Rental asset buyout for Viking divestiture	(27,718)	—	—
Proceeds from sale of business, net of transaction costs	8,902	—	9,695
Cash paid for business acquisitions, net of cash acquired	(23,218)	—	(81,916)
Cash used in investing activities	(62,751)	(27,625)	(83,134)

Financing Activities
Net repayments on revolving credit facility	—	—	(210)
Principal repayments on term loan	(30,000)	(18,750)	(3,750)
Redemption of 5.625% senior notes	—	(500)	—
Purchase of treasury shares	—	—	(17,101)
Taxes paid related to the net share settlement of equity awards	(1,284)	(1,065)	(1,409)
Stock option exercises & other	15,681	8,265	6,416
Payment of deferred acquisition consideration	—	(742)	—
Cash dividend	(2,390)	(2,358)	(2,376)
Cash used in financing activities	(17,993)	(15,150)	(18,430)
Effect of exchange rate changes on cash	(4,430)	4,243	(5,375)
Net increase in cash and cash equivalents	20,919	49,967	10,758
Cash and cash equivalents - beginning of period	229,571	179,604	168,846
Cash and cash equivalents - end of period	$250,490	$229,571	$179,604
The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2015	78,933	$15,787	$104,308	$(600,630)	$1,367,176	$(213,640)	$(4,292)	$4,292	$673,001
Net loss	—	—	—	—	(105,174)	—	—	—	(105,174)
Other comprehensive loss, net of tax	—	—	—	—	—	(38,183)	—	—	(38,183)
Stock contribution to employee benefit plans and other	20	4	449	—	—	—	—	—	453
Restricted stock awards	235	47	(47)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,357)	—	—	—	(2,357)
Treasury stock repurchases	—	—	—	(17,101)	—	—	—	—	(17,101)
Stock based compensation expense	—	—	10,442	—	—	—	—	—	10,442
Stock option exercises	175	35	3,529	—	—	—	—	—	3,564
Tax effect of stock option exercises and restricted stock vesting	—	—	(3,943)	—	—	—	—	—	(3,943)
Stock issued to, acquired for and distributed from rabbi trust	30	6	242	—	—	—	1,646	(1,646)	248
Balance at August 31, 2016	79,393	15,879	114,980	(617,731)	1,259,645	(251,823)	(2,646)	2,646	520,950
Net loss	—	—	—	—	(66,213)	—	—	—	(66,213)
Other comprehensive income, net of tax	—	—	—	—	—	24,562	—	—	24,562
Stock contribution to employee benefit plans and other	17	3	890	—	—	—	—	—	893
Restricted stock awards	397	79	(79)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,390)	—	—	—	(2,390)
Stock based compensation expense	—	—	16,733	—	—	—	—	—	16,733
Stock option exercises	374	75	7,687	—	—	—	—	—	7,762
Tax effect of stock option exercises and restricted stock vesting	—	—	(2,042)	—	—	—	—	—	(2,042)
Stock issued to, acquired for and distributed from rabbi trust	19	4	280	—	—	—	(50)	50	284
Balance at August 31, 2017	80,200	16,040	138,449	(617,731)	1,191,042	(227,261)	(2,696)	2,696	500,539
Net loss	—	—	—	—	(21,648)	—	—	—	(21,648)
Other comprehensive income, net of tax	—	—	—	—	—	53,016	—	—	53,016
Stock contribution to employee benefit plans and other	20	4	535	—	—	—	—	—	539
Restricted stock awards	400	80	(80)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,439)	—	—	—	(2,439)
Stock based compensation expense	—	—	14,457	—	—	—	—	—	14,457
Stock option exercises	780	156	14,984	—	—	—	—	—	15,140
Tax effect related to net share settlement of equity awards	—	—	(1,281)	—	—	—	—	—	(1,281)
Stock issued to, acquired for and distributed from rabbi trust	25	5	384	—	—	—	246	(246)	389
Balance at August 31, 2018	81,424	$16,285	$167,448	$(617,731)	$1,166,955	$(174,245)	$(2,450)	$2,450	$558,712
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents
ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies
Nature of Operations: Actuant Corporation (“Actuant” or the “Company”) is a global manufacturer of a broad range of industrial products and systems, organized into two reportable segments. The Industrial Tools & Services segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing joint integrity services and tool rental to the industrial, maintenance, infrastructure, oil & gas, energy and other markets.  The Engineered Components & Systems segment provides highly engineered components for on-highway, off-highway, agriculture, energy, medical, construction and other vertical markets.
Consolidation and Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition or until the date of divestiture. All intercompany balances, transactions and profits have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation, as discussed in the New Accounting Pronouncements section.
As part of our ongoing assessment of segment reporting, during the fourth quarter of fiscal 2018, the Company’s financial reporting segments were modified to reflect changes in the operating structure of the Company, with the combination of our tools and services businesses and all OEM-related businesses into two operating segments: Industrial Tools & Services and Engineered Components & Systems. All prior period disclosures have been adjusted to reflect the two reportable segments.
Cash Equivalents: The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.
Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (16.8% and 18.0% of total inventories in 2018 and 2017, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than reported amounts in the consolidated balance sheets by $6.0 million and $3.9 million at August 31, 2018 and 2017, respectively.
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
Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from ten to forty years for buildings and improvements and two to fifteen years for machinery and equipment. Equipment includes assets (joint integrity tools) which are rented to customers of our Industrial Tools & Services segment businesses. Leasehold improvements are amortized over the life of the related asset or the term of the lease, whichever is shorter. Depreciation expense was $20 million, $23 million and $25 million for the years ended August 31, 2018, 2017 and 2016, respectively.
Goodwill and Other Intangible Assets: Other intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, trademarks and non-compete agreements, are amortized over periods from one to twenty-five years. Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing.
The Company’s goodwill is tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units using a fair value method based on management’s judgments and assumptions. In estimating the fair value, the Company utilizes a discounted cash flow model, which is dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The estimated fair value of the reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recorded and should not exceed the total amount of the goodwill allocated to the reporting unit. Indefinite lived intangible assets are also subject to an annual impairment test. On an annual

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite lived intangible assets are evaluated by the Company to determine if an impairment charge is required. A considerable amount of management judgment is required in performing impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets.
Product Warranty Costs: The Company generally offers its customers a warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line on the Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a rollforward of the changes in product warranty reserves for fiscal years 2018 and 2017 (in thousands):

	2018	2017
Beginning balance	$6,616	$5,592
Provision for warranties	5,522	5,608
Warranty payments and costs incurred	(7,263)	(4,714)
Acquisitions/divestitures	(376)	—
Impact of changes in foreign currency rates	(82)	130
Ending balance	$4,417	$6,616
Revenue Recognition: The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability of the sales price is reasonably assured. For product sales, delivery does not occur until the passage of title and risk of loss have transferred to the customer (generally when products are shipped). Revenue from services and rental contracts are recognized when the services are provided or ratably over the contract term. Revenue for highly custom product sales with a project duration greater than three months and exceeding a value of approximately $0.5 million is generally recognized under the percentage-of-completion method utilizing efforts expended or cost-to-cost input measures. Revenues for long-term contracts that do not meet these criteria are recognized under the completed contract method once delivery has occurred and passage of title and risk of loss have transferred to the customer. Unearned revenue related to long-term customer contracts, which is recorded within the "Other current liabilities" line on the Consolidated Balance Sheets, was $16.5 million and $10.1 million at August 31, 2018 and 2017, respectively. Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company generally does not require collateral or other security for receivables and provides for an allowance for doubtful accounts based on historical experience and a review of its existing receivables. Accounts receivable are stated net of an allowance for doubtful accounts of $5.4 million and $11.2 million at August 31, 2018 and 2017, respectively.
Shipping and Handling Costs: The Company records costs associated with shipping its products in cost of products sold.
Research and Development Costs: Research and development costs consist primarily of an allocation of overall engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $25.9 million, $21.9 million and $18.3 million in fiscal 2018, 2017 and 2016, respectively. The Company also incurs significant costs in connection with fulfilling custom orders and developing solutions for unique customer needs which are not included in these research and development expense totals.
Other Income/Expense: Other income and expense primarily consists of net foreign currency exchange transaction gains of $0.4 million in fiscal 2018 and losses of $3.1 million and $1.3 million in fiscal 2017 and 2016, respectively.

Financing Costs: Financing costs represent interest expense, financing fees and amortization of debt issuance costs, net of interest income. Interest income was $1.2 million, $1.2 million and $1.7 million for fiscal 2018, 2017 and 2016, respectively.
Income Taxes: The provision for income taxes includes federal, state, local and non-U.S. taxes on income. Tax credits, primarily for non-U.S. earnings, are recognized as a reduction of the provision for income taxes in the year in which they are available for U.S. tax purposes. Deferred taxes are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not more likely than not of being realized. Prior to tax reform and through August 31, 2018, the Company has not provided for any residual U.S. income taxes on

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

unremitted earning of non-U.S. subsidiaries, as such, earnings are intended to be indefinitely reinvested. The Company is currently reviewing the impact of tax reform on the policy for unremitted earnings and considers our position to be a provisional estimate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
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
Accumulated Other Comprehensive Loss: The following is a summary of the components included within accumulated other comprehensive loss (in thousands):

	August 31,
	2018	2017
Foreign currency translation adjustments	$158,497	$207,804
Pension and other postretirement benefit plans, net	15,748	19,457
Accumulated other comprehensive loss	$174,245	$227,261
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
New Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of accounting for share-based payment transactions. The guidance required, among other items, that all excess tax deficiencies or benefits be recorded as income tax expense or benefit in the consolidated statement of operations and not in additional paid-in capital (shareholder's equity). This guidance was adopted on September 1, 2017 and the impact of adopting this guidance had the following effects:

•	for the year-ended August 31, 2018, we recorded $1.5 million in excess tax deficiency as an increase to our income tax expense. This requirement was applied prospectively;

•
excess tax benefits are now presented as operating activities in the statement of cash flows, rather than as financing activities. The Company chose to apply this requirement retrospectively, and as a result, reclassified approximately $0.6 million of excess tax benefits during the year-ended August 31, 2017 from financing activities to operating activities in the consolidated statement of cash flows;

•	our computation of diluted earnings per share now excludes the excess tax benefits or deficiencies from the assumed proceeds available to repurchase shares. This requirement was applied prospectively.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09 and subsequent updates included in ASU 2016-10, ASU 2016-12, ASU 2017-13 and ASU 2017-14, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years beginning on or after December 15, 2017 (fiscal 2019 for the Company). The Company has completed its assessment of its various revenue streams to identify performance obligations under these ASUs and the key aspects of the standard that impact the Company’s revenue recognition process. Based upon our assessment, the impact to allocation of contract revenue between various products and services and the timing of when those revenues are recognized is not materially significant. In conjunction with the evaluation, the Company has identified and implemented changes to its current accounting policies, business processes, systems and controls as necessary to support the new guidance. The guidance will be adopted by the Company beginning September 1, 2018 using the modified retrospective approach. As such, we will recognize the cumulative effect of the adoption, which is not material, as an adjustment to the opening balance of retained earnings.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be stated separately from service cost and outside of operating income. This guidance is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 for the Company) and interim periods within those annual periods. The amendment is to be applied retrospectively. Due to a majority of the Company's defined benefit pension or other postretirement benefit plans being frozen and the net periodic benefit pension cost not being significant, the adoption of this guidance will not have a material impact on the financial statements of the Company.
In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 for the Company), including interim periods within those fiscal years. This update will require adoption on a retrospective basis unless it is impracticable to apply. The Company does not believe that this guidance will have a material impact on its presentation of the statement of cash flows.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), including interim periods within those fiscal years. The Company is currently evaluating the impact of this new standard and whether we will elect to reclassify the stranded income taxes.
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
Note 3. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives including workforce reductions, leadership changes, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low cost alternatives and the centralization and standardization of certain administrative functions. Total restructuring charges for these activities were $12.8 million and $7.2 million for the year-ended August 31, 2018 and 2017, respectively, and impacted all segments. Approximately $0.9 million of the restructuring charges recognized for the year-ended August 31, 2018 were reported in the Consolidated Statements of Operations in “Cost of products sold,” with the balance of the charges reported in “Restructuring charges.” Liabilities for severance will generally be paid during the next twelve months, while future lease payments related to facilities vacated as a result of restructuring will be paid over the underlying remaining lease terms.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following rollforwards summarize restructuring reserve activity by segment (in thousands):

	Year Ended August 31, 2018
	Industrial Tools & Services	Engineered Components & Systems	Corporate	Total
Balance as of August 31, 2017	$1,499	$4,108	$30	$5,637
Restructuring charges	4,286	3,713	4,845	12,844
Cash payments	(3,375)	(4,652)	(2,357)	(10,384)
Other non-cash uses of reserve (1)	(635)	(1,412)	(2,103)	(4,150)
Impact of changes in foreign currency rates	(88)	(165)	—	(253)
Balance as of August 31, 2018	$1,687	$1,592	$415	$3,694
(1) Majority of non-cash uses of reserve represents accelerated equity vesting with employee severance agreements.

	Year Ended August 31, 2017
	Industrial Tools & Services	Engineered Components & Systems	Corporate	Total
Balance as of August 31, 2016	$1,626	$4,601	$46	$6,273
Restructuring charges	2,652	4,465	111	7,228
Cash payments	(2,568)	(4,858)	(83)	(7,509)
Other non-cash uses of reserve	(198)	(285)	(44)	(527)
Impact of changes in foreign currency rates	(13)	185	—	172
Balance as of August 31, 2017	$1,499	$4,108	$30	$5,637
Note 4.    Acquisitions
The Company completed four business acquisitions during the last three years. These acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because their purchase prices reflected the future earnings and cash flow potential of the acquired companies, as well as the complementary strategic fit and resulting synergies. The Company makes an initial allocation of the purchase price, at the date of acquisition, based upon the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value and adjust the purchase price allocation as appropriate.
Fiscal 2018 Acquisitions:
The Company acquired the stock and certain assets of Mirage Machines, Ltd. ("Mirage") on December 1, 2017 for a purchase price of $17.4 million, net of cash acquired. This Industrial Tools & Service segment tuck-in acquisition is a provider of industrial and energy maintenance tools. The preliminary purchase price allocation resulted in $9.9 million of goodwill (which is not deductible for tax purposes) and $4.1 million of intangible assets, including $2.3 million of indefinite lived tradenames and $1.8 million of amortizable customer relationships.
The Company acquired the stock and certain assets of Equalizer International, Limited ("Equalizer") on May 11, 2018 for a purchase price of $5.8 million, net of cash acquired. This Industrial Tools & Services segment tuck-in is a provider of industrial and energy maintenance tools, expanding our pipe and flange alignment offerings. The preliminary purchase price allocation resulted in $2.6 million of goodwill (a portion of which is not deductible for tax purposes) and $1.9 million of intangible assets, including $0.8 million of indefinite lived tradenames and $1.1 million of amortizable customer relationships.
The Company incurred acquisition transaction costs of $1.1 million and $0.7 million for the year ended August 31, 2018 and 2017, respectively (included in "Selling, administrative and engineering expenses" in the Consolidated Statement of Operations) related to these two acquisitions.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net sales in fiscal 2018 for these two acquisitions were $8.2 million. Because the net sales and earnings impact of both acquisitions are not material to the year-ended August 31, 2018, 2017 and 2016, the Company has not included the pro forma operating result disclosures otherwise required for acquisitions. The following table summarizes the combined estimated fair value of the assets acquired and the liabilities assumed for Mirage and Equalizer (in thousands):

Total
Accounts receivable, net	$2,324
Inventories, net	4,388
Other current assets	263
Property, plant & equipment	2,064
Goodwill	12,441
Other intangibles	6,049
Trade accounts payable	(2,090)
Accrued compensation and benefits	(175)
Income taxes payable	(779)
Other current liabilities	(239)
Deferred income taxes	(1,028)
Cash paid for business acquisition	$23,218
Fiscal 2016 Acquisitions:
The Company acquired the stock of Larzep, S.A. ("Larzep") on February 17, 2016 for a purchase price of $15.9 million, net of cash acquired. This Industrial Tools & Services segment tuck-in acquisition is headquartered in Mallabia, Spain and is a supplier of hydraulic tools and solutions. The purchase price allocation resulted in $9.7 million of goodwill (which is not deductible for tax purposes) and $4.8 million of intangible assets, including $3.6 million of amortizable customer relationships and $1.2 million of indefinite-lived tradenames.
The Company also acquired the assets of the Middle East, Caspian and the North African business of FourQuest Energy Inc. ("Pipeline and Process Services") for $65.5 million on March 30, 2016. This Industrial Tools & Services segment tuck-in acquisition was funded with existing cash and expands the geographic presence and service offerings of the segment, including pipeline pre-commissioning, engineering, chemical cleaning and leak testing. The purchase price resulted in $37.4 million of goodwill (which is not deductible for tax purposes) and $8.7 million of intangible assets, including $8.0 million of amortizable customer relationships and $0.7 million of amortizable non-compete agreements. During fiscal 2017, goodwill related to this acquisition increased by $1.1 million as a result of adjustments to reflect the fair value of acquired accounts receivable and accounts payable.
Net sales in fiscal 2018, 2017 and 2016 for these two acquired businesses were $44.7 million, $32.8 million and $19.1 million, respectively. The Company incurred acquisition transaction costs of $2.1 million in fiscal 2016 (included in "Selling, administrative and engineering expenses" in the Consolidated Statement of Operations), related to these two acquisitions.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following unaudited pro forma operating results give effect to these two acquisitions as though the transactions and related financing activities had occurred on September 1, 2015 (in thousands, except per share amounts).

2016
Net Sales
As reported	$1,149,410
Pro Forma	1,175,304
Net Loss
As reported	$(105,174)
Pro Forma	(100,927)
Basic loss per share
As reported	$(1.78)
Pro Forma	(1.71)
Diluted loss per share
As reported	$(1.78)
Pro Forma	(1.71)
Note 5.   Divestiture Activities
At August 31, 2018, the Cortland Fibron business (Engineered Components & Systems segment) met the criteria for assets held for sale treatment. The Cortland Fibron business provides customized umbilical and tether solutions to the global oil & gas market. Since the Cortland Fibron business was classified as held for sale, the related assets and liabilities of the business to be sold are classified as assets/liabilities held for sale in the consolidated balance sheet as of August 31, 2018 and approximated the estimated fair value, less cost to sell. As a result, the Company recognized impairment and divestiture charges in fiscal 2018 of $46.3 million, comprised of a: (i) $10.5 million charge representing the excess of the net book value of assets held for sale to the anticipated proceeds; (ii) non-cash impairment charge of $35.3 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition and (iii) $0.5 million of other divestiture charges. These charges generated an income tax benefit of $1.4 million in fiscal 2018.
During fiscal 2017, the Company committed on a plan to sell the Viking business (Engineered Components & Systems segment) resulting in the Company's exit from the offshore mooring market. As a result, the Company recognized impairment and divestiture charges in fiscal 2017 of $117.0 million, comprised of a: (i) $16.1 million charge representing the excess of the net book value of assets held for sale to the anticipated proceeds; (ii) non-cash impairment charge of $69.0 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition; (iii) $28.6 million cash charge related to the operating lease buyout of certain rental assets and (iv) $3.3 million of other divestiture charges. The write down of net assets generated an income tax benefit of $8.1 million in fiscal 2017. On December 1, 2017, the Company completed the sale of the Viking business for net cash proceeds of $8.8 million, which resulted in an after-tax impairment and divestiture charge of $12.4 million in fiscal 2018, comprised of real estate lease exit charges of $3.0 million related to retained facilities that became vacant as a result of the Viking divestiture and approximately $9.4 million of associated discrete income tax expense.

The following is a summary of the assets and liabilities held for sale (in thousands):

	Cortland Fibron	Viking
	August 31, 2018	August 31, 2017
Accounts receivable, net	$2,924	$2,426
Inventories, net	2,597	190
Other current assets	3,267	1,927
Property, plant & equipment, net	2,186	7,534
Goodwill and other intangible assets, net	12,464	—
Other long-term assets	135	9,758
Assets held for sale	$23,573	$21,835

Trade accounts payable	$3,915	$1,883
Accrued compensation and benefits	1,414	—
Lease buyout accrual	—	28,644
Reserve for cumulative translation adjustment	35,346	68,919
Other current liabilities	1,269	1,637
Deferred income taxes	2,281	—
Liabilities held for sale	$44,225	$101,083
The historic results of the Cortland Fibron and Viking businesses are not material to the consolidated financial results of the Company and are included in continuing operations. These two businesses had net sales of $23.9 million, $34.4 million and $58.0 million for the year-ended August 31, 2018, 2017 and 2016, respectively. The Company's anticipated sale of Cortland Fibron and the Viking divestiture will substantially reduce our exposure to upstream oil & gas.
On August 25, 2016, the Company completed the divestiture of its Sanlo business (Engineered Components & Systems segment) for $9.7 million in cash, net of transaction costs. This divestiture resulted in a $5.1 million pre-tax loss, but a $1.6 million gain, net of tax. The results of the Sanlo business (which had net sales of $10.8 million in fiscal 2016) are not material to the consolidated financial results and are included in continuing operations.
Note 6.    Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of intangible assets and goodwill result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the years ended August 31, 2018 and 2017 are as follows (in thousands):

	Industrial Tools & Services	Engineered Components & Systems	Total
Balance as of August 31, 2016	$235,457	$283,819	$519,276
Purchase accounting adjustments	1,085	—	1,085
Impact of changes in foreign currency rates	2,165	7,555	9,720
Balance as of August 31, 2017	238,707	291,374	530,081
Business acquisitions	12,441	—	12,441
Impairment charge	—	(21,227)	(21,227)
Impact of changes in foreign currency rates	(2,443)	(4,940)	(7,383)
Reclassification of assets held for sale	—	(1,500)	(1,500)
Balance as of August 31, 2018	$248,705	$263,707	$512,412

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	Weighted Average Amortization Period (Year)	August 31, 2018			August 31, 2017
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$230,601	$147,451	$83,150	$263,498	$153,003	$110,495
Patents	11	30,355	25,327	5,028	30,401	24,027	6,374
Trademarks and tradenames	18	20,823	15,347	5,476	21,498	9,396	12,102
Non-compete agreements & other	3	5,946	5,816	130	6,672	6,234	438
Indefinite lived intangible assets:
Tradenames	N/A	87,253	—	87,253	91,080	—	91,080
		$374,978	$193,941	$181,037	$413,149	$192,660	$220,489
Amortization expense for future years is estimated to be: $17.2 million in fiscal year 2019, $16.6 million in fiscal 2020, $15.7 million in fiscal 2021, $13.7 million in fiscal 2022, $10.6 million in fiscal 2023 and $20.0 million in aggregate thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates.
Fiscal 2018 Impairment Charge
During the fourth quarter of fiscal 2018, the Company recognized impairment charges related to the Cortland Fibron business (Engineered Components & Systems segment and a component of the Cortland reporting unit) in conjunction with meeting the classification assets of held for sale criteria. Accordingly, the Company recognized a $10.5 million impairment charge, representing the excess of the net book value of assets held for sale over the anticipated proceeds.  See Note 5, “Divestiture Activates” for further discussion of impairment and divestiture charges not related to long-lived assets for the Cortland Fibron business.
The Precision-Hayes International business (Engineered Components & Systems segment) primarily designs, manufactures, and distributes concrete tensioning products. Changes in certain assumptions used in our annual goodwill impairment analysis, which are linked, in part, to recent market share losses, resulted in a fair value estimate of the reporting unit lower than its carrying value. As a result, during the fourth quarter of fiscal 2018, the Company recognized a $23.7 million impairment charge.
A summary of the fiscal 2018 impairment charge by reporting unit is as follows (in thousands):

	Cortland	Precision-Hayes International	Total
Goodwill	$3,770	$17,457	$21,227
Indefinite lived intangible assets	6,710	—	6,710
Amortizable intangible assets	—	5,076	5,076
Fixed assets	—	1,207	1,207
	$10,480	$23,740	$34,220
Fiscal 2017 Impairment Charge:
In the fourth quarter of fiscal 2017, related to the then-pending sale of the Viking business, we recognized a $16.1 million long-lived asset impairment, representing the excess of the net book value of assets held for sale over the anticipated proceeds. See Note 5. “Divestiture Activates” for further discussion of impairment and divestiture charges not related to long-lived assets for the Viking business.
Fiscal 2016 Impairment Charge
The prolonged unfavorable conditions in the global oil & gas markets, including additional cuts in projected capital spending by customers, reduced exploration, drilling and commissioning activities and excess capacity in the industry (given continued low oil & gas prices) were expected to have an adverse impact on the future financial results of the Cortland and

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Viking businesses.  Accordingly, during fiscal 2016, the Company recognized a $140.8 million impairment charge (as a result of lower projected future sales and profits) related to the Cortland and Viking businesses.

In addition, the maximatecc business manufactures severe-duty electronic instrumentation including displays and clusters, machine controls and sensors. During fiscal 2016, weakness in off-highway vehicle and agricultural markets, coupled with challenging overall industrial fundamentals, reductions in OEM customer build rates and production schedules (in order to reduce inventory levels) and delays in the start of production by certain European OEMs for new or updated design models resulted in reduced sales and profitability of the maximatecc business. As a result of lower projected sales and profits, the Company recognized a $45.7 million impairment charge related to the goodwill and intangible assets of the maximatecc business in fiscal 2016.
A summary of the fiscal 2016 impairment charge by reporting unit is as follows (in thousands):

	Cortland	Viking	maximatecc	Total
Goodwill	$34,502	$39,099	$44,521	$118,122
Indefinite lived intangible assets	2,211	13,289	1,153	16,653
Amortizable intangible assets	—	27,952	—	27,952
Fixed assets	—	23,784	—	23,784
	$36,713	$104,124	$45,674	$186,511

Note 7.    Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	August 31,
	2018	2017
Senior Credit Facility
Revolver	$—	$—
Term Loan	247,500	277,500
	247,500	277,500
5.625% Senior Notes	287,559	287,559
Total Senior Indebtedness	535,059	565,059
Less: current maturities of long-term debt	(30,000)	(30,000)
Debt issuance costs	(2,364)	(3,119)
Total long-term debt, less current maturities	$502,695	$531,940
The Company’s Senior Credit Facility matures on May 8, 2020, provides a $300 million revolver, a $300 million term loan and a $450 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from a spread of 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. As of August 31, 2018, the borrowing spread on LIBOR based borrowings was 2.00% (aggregating to a 4.13% variable rate borrowing cost on the outstanding term loan balance). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum. As of August 31, 2018, the unused credit line under the revolver was $298.8 million, of which $255.7 million was available for borrowings. Quarterly term loan principal payments of $3.8 million began on June 30, 2016, increased to $7.5 million per quarter on June 30, 2017 and extend through March 31, 2020, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.50:1. The Company was in compliance with all financial covenants at August 31, 2018.
During the fourth quarter of fiscal 2018 and pursuant to the provisions of the Senior Credit Facility, the Company reduced the borrowing capacity on the revolver from the previous $600 million to $300 million. This reduction in borrowing capacity is expected to reduce the non-use fee on the average unused credit line under the revolver. The Company recorded a charge of

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

$0.8 million, recorded in "Financing costs, net" in the Consolidated Statement of Operations, in the fourth quarter of fiscal 2018 for the write-off of deferred financing costs associated with the reduced borrowing capacity.
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (ranging from 100.0% to 102.8%), plus accrued and unpaid interest. The Company repurchased $0.5 million of the Senior Notes during fiscal 2017.
The Company made cash interest payments of $28.8 million, $27.1 million and $27.2 million in fiscal 2018, 2017 and 2016, respectively.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and its variable rate long-term debt approximated book value at August 31, 2018 and 2017 due to their short-term nature and the fact that the interest rates approximated year-end market rates. Foreign currency exchange contracts are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of $0.4 million at August 31, 2018 and a net liability of $0.2 million at August 31, 2017. The fair value of the foreign currency exchange contracts was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy. The fair value of the Company’s outstanding 5.625% Senior Notes was $293.5 million and $295.8 million at August 31, 2018 and 2017, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.
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
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has historically hedged portions of its forecasted inventory purchases and other cash flows that are denominated in non-functional currencies (cash flow hedges). However, there were no cash flow hedges outstanding at August 31, 2018 and 2017.
The Company also utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts (fair value hedges or non-designated hedges) was $17.0 million and $22.0 million, at August 31, 2018 and 2017, respectively. The fair value of outstanding foreign currency exchange contracts was an asset of $0.4 million at August 31, 2018 and a liability of $0.2 million at August 31, 2017. Net foreign currency gains (losses) (included in "Other (income) expense" in the Consolidated Statement of Operations) related to these derivative instruments are as follows (in thousands):

	Year Ended August 31,
	2018	2017	2016
Foreign currency gains (losses), net	$1,423	$(2,962)	$(1,520)

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
As of August 31, 2018, future obligations under non-cancelable operating leases were as follows: $29.4 million in fiscal 2019; $20.6 million in fiscal 2020; $15.3 million in fiscal 2021; $13.1 million in fiscal 2022; $10.8 million in fiscal 2023; and $35.0 million in aggregate thereafter. Total rental expense under operating leases was $34.9 million, $37.4 million and $37.6 million in fiscal 2018, 2017 and 2016, respectively.
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
Note 11.    Employee Benefit Plans
U.S. Defined Benefit Pension Plans
All of the U.S. defined benefit pension plans are frozen, and as a result, plan participants no longer earn additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s U.S. defined benefit pension plans as of the respective August 31 measurement date (in thousands):

	2018	2017
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$46,806	$50,409
Interest cost	1,633	1,690
Actuarial gain	(2,330)	(1,997)
Benefits paid	(2,829)	(3,296)
Benefit obligation at end of year	$43,280	$46,806
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$40,027	$39,489
Actual return on plan assets	2,938	3,599
Company contributions	108	235
Benefits paid from plan assets	(2,829)	(3,296)
Fair value of plan assets at end of year	40,244	40,027
Funded status of the plans (underfunded)	$(3,036)	$(6,779)
The following table provides detail on the Company’s domestic net periodic benefit expense (income) (in thousands):

	Year ended August 31,
	2018	2017	2016
Interest cost	$1,633	$1,690	$1,970
Expected return on assets	(2,668)	(2,867)	(2,997)
Amortization of actuarial loss	1,127	1,141	837
Net periodic benefit expense (income)	$92	$(36)	$(190)
As of August 31, 2018 and 2017, $13.2 million and $16.0 million, respectively, of pension plan actuarial losses, which have not yet been recognized in net periodic benefit cost, were included in accumulated other comprehensive loss, net of income taxes. During fiscal 2019, $0.8 million of these actuarial losses, net of tax, are expected to be recognized in net periodic benefit cost.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Weighted-average assumptions used to determine U.S. pension plan obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2018	2017	2016
Assumptions for benefit obligations:
Discount rate	4.05%	3.60%	3.45%
Assumptions for net periodic benefit cost:
Discount rate	3.60%	3.45%	4.45%
Expected return on plan assets	7.00%	7.15%	7.40%

The Company employs a total return on investment approach for its pension plan assets whereby a mix of equity and fixed income investments are used to maximize the long-term return for plan assets, at a prudent level of risk. The investment portfolio contains a blend of equity and fixed income investments. Within the equity allocation, a blend of growth and value investments is maintained in a variety of market capitalizations and diversified between U.S. and non-U.S. stocks. Currently, the Company’s targeted asset allocation as a percentage of total plan assets is approximately half in equity securities, with the remainder invested in fixed income securities and cash. Cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis. At August 31, 2018, the Company’s overall expected long-term rate of return for assets in U.S. pension plans was 5.75%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The target return is based on historical returns adjusted to reflect the current view of the long-term investment market.
The fair value of all U.S. pension plan assets is determined based on quoted market prices and therefore all plan assets are determined based on Level 1 inputs, except for fixed income securities which are valued based on Level 2 inputs, as defined in Note 8, “Fair Value Measurements.” The U.S. pension plan investment allocations by asset category were as follows (in thousands):

	Year Ended August 31,
	2018	%	2017	%
Cash and cash equivalents	$559	1.4%	$395	1.0%
Fixed income securities:
Corporate bonds	19,107	47.5	8,475	21.2
Mutual funds	814	2.0	3,139	7.8
	19,921	49.5	11,614	29.0
Equity securities:
Mutual funds	19,764	49.1	28,018	70.0
Total plan assets	$40,244	100.0%	$40,027	100.0%
Projected benefit payments from plan assets to participants in the Company’s U.S. pension plans are $3.0 million per year for each of the next five years and $14.6 million in aggregate for the following five years. The Company does not anticipate making a material contribution to the U.S. pension plans in fiscal 2019.
Foreign Defined Benefit Pension Plans
The Company has ten foreign defined benefit pension plans which cover certain existing and former employees of businesses outside the U.S. Most of the participants in the foreign defined benefit pension plans are current employees and are earning additional benefits. The funded status of these plans is summarized as follows (in thousands):

	August 31,
	2018	2017
Benefit obligation	$13,936	$14,645
Fair value of plan assets	7,938	7,950
Funded status of plans (underfunded)	$(5,998)	$(6,695)

Net periodic benefit cost for these foreign plans was $0.7 million, $1.0 million and $0.7 million in fiscal 2018, 2017 and 2016, respectively. The weighted average discount rate utilized for determining the benefit obligation at August 31, 2018 and 2017 was 2.2% and 2.3%, respectively. The plan assets of these foreign pension plans consist primarily of participating units in

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

fixed income and equity securities and insurance contracts. The Company’s overall expected long-term rate of return on these investments is 4.4%. During fiscal 2019, the Company anticipates contributing $0.3 million to these pension plans.

Projected benefit payments from plan assets to participants in the these foreign plans are $0.3 million for both fiscal 2019 and fiscal 2020, $0.4 million for fiscal 2021, $0.5 million for fiscal 2022, $0.4 million for fiscal 2023 and $2.4 million in aggregate for the following five years.
Other Postretirement Health Benefit Plans
The Company provides other postretirement health benefits (“OPEB”) to certain existing and former employees of domestic businesses it acquired, who were entitled to such benefits prior to acquisition. These unfunded plans had a benefit obligation of $2.9 million and $3.8 million at August 31, 2018 and 2017, respectively. These obligations are determined utilizing assumptions consistent with those used for our U.S. pension plans and a health care cost trend rate of 7.0%, trending downward to 5.0% by the year 2026, and remaining level thereafter. Net periodic benefit costs for other postretirement benefits was $0.1 million and $0.2 million for the year-ended August 31, 2018 and 2017, respectively and less than $0.1 million for the year-ended August 31, 2016. Benefit payments from the plan are funded through participant contributions and Company contributions, which are projected to be $0.2 million in fiscal 2019.
Defined Contribution Benefit Plans
The Company maintains a 401(k) plan for substantially all full time U.S. employees (the “401(k) Plan”). Under plan provisions, the Company can fund either cash or issue new shares of Class A common stock for its contributions. Amounts are allocated to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan. While contributions vary, the Company generally makes core contributions to employee accounts equal to 3% of each employee’s eligible annual cash compensation, subject to IRS limitations. In addition, the Company matches approximately 25% of each employee’s contribution up to 6% of the employee’s eligible compensation. The Company also maintains a Restoration Plan that allows eligible highly compensated employees (as defined by the Internal Revenue Code) to receive a core contribution as if no IRS limits were in place. Company contributions to the Restoration Plan are made in the form of Actuant common stock and are contributed into each eligible participant’s deferred compensation plan account. Expense recognized related to the 401(k) plan totaled $4.7 million for both years ended August 31, 2018 and 2017 and $4.4 million for the year ended August 31, 2016.
In addition to the 401(k) plan, the Company sponsors a non-qualified supplemental executive retirement plan (“the SERP Plan”). The SERP Plan is an unfunded defined contribution plan that covers certain current and former executive employees and has an annual contribution formula based on age and years of service (with Company contributions ranging from 3% to 6% of eligible wages). This unfunded plan had a $1.7 million obligation at both August 31, 2018 and 2017, respectively. Expense recognized for the SERP Plan was $0.3 million per year for fiscal 2018, 2017 and 2016.
Deferred Compensation Plan
The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current cash compensation in order to provide future savings benefits. Eligibility is limited to employees that earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment, in Company common stock, or a combination of the two. The fixed income portion of the plan is unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $20.1 million and $20.9 million are included in the consolidated balance sheets at August 31, 2018 and 2017, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense in "Financing costs, net" of $1.5 million, $1.6 million and $1.6 million for the years ended August 31, 2018, 2017 and 2016, respectively, for non-funded interest on participant deferrals in the fixed income investment option. Company common stock contributions to fund the plan are held in a rabbi trust, accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity with the corresponding deferred compensation liability also recorded within shareholders’ equity. Since no investment diversification is permitted within the trust, changes in fair value of Actuant common stock are not recognized.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 12.    Income Taxes
Income tax expense (benefit) is summarized as follows (in thousands):

	Year ended August 31,
	2018	2017	2016
Currently payable:
Federal	$919	$(14,769)	$2,205
Foreign	12,532	15,665	11,838
State	120	(850)	912
	13,571	46	14,955
Deferred:
Federal	(7,837)	603	(12,470)
Foreign	3,905	(16,837)	(23,797)
State	(663)	(290)	(3,858)
	(4,595)	(16,524)	(40,125)
Income tax expense (benefit)	$8,976	$(16,478)	$(25,170)
Income tax expense (benefit) from continuing operations recognized in the accompanying consolidated statements of operations differs from the amounts computed by applying the federal income tax rate to (loss) earnings from continuing operations before income tax expense. A reconciliation of income taxes at the federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
	2018	2017	2016
Federal statutory rate (1)	25.7%	35.0%	35.0%
State income taxes, net of Federal effect	5.1	1.1	1.2
Net effects of foreign tax rate differential and credits (2) (8)	26.9	(3.5)	2.4
Domestic manufacturing deduction	3.9	0.6	0.3
Foreign branch currency losses	3.2	(0.3)	4.9
Compensation adjustment (3)	(11.1)	—	—
Impairment and other divestiture charges (4)	(125.9)	(11.2)	(27.0)
Valuation allowance additions and releases (5)	(31.7)	(16.2)	(0.7)
Changes in liability for unrecognized tax benefits (6)	51.7	(3.7)	(0.9)
U.S. tax reform, net impact	(3.9)	—	—
Taxable liquidation of foreign subsidiaries (7)	(11.7)	22.1	—
Foreign non-deductible expenses (8)	(18.2)	(4.6)	(1.7)
Changes in tax rates (8)	2.2	(2.1)	0.9
Business divestitures	—	—	3.9
U.S. credits and adjustments (8)	11.4	2.5	1.3
Other items (8)	1.6	0.2	(0.3)
Effective income tax rate	(70.8)%	19.9%	19.3%
(1) The Federal statutory rate is a blended rate which reflects 35% through December 31, 2017 and the lowered rate of 21% beginning on January 1, 2018 due to tax reform.
(2) During fiscal 2018, the Company generated $10.3 million of foreign tax credits, excluding the impact of tax reform and had a higher proportion of non-U.S. earnings.
(3) The adoption of ASU 2016-09, Compensation-Stock Compensation resulted in the recognition of excess tax expense in the Company’s provision for income taxes within the Consolidated Statement of Earnings rather than paid-in capital of $1.5 million for the fiscal year 2018.
(4) Fiscal 2018, 2017 and 2016 pretax (loss) earnings include $73.1 million, $117.0 million and $186.5 million, respectively, in impairment and other divestiture charges related to goodwill, intangible assets, tangible assets and the cumulative effect of foreign currency rate changes of which $45.1 million, $69.0 million and $118.5 million, respectively, are not deductible for income tax purposes.
(5) Incremental valuation allowances of $18.1 million, which excludes $7.1 million of valuation allowances related to foreign tax credits that are categorized with tax reform and $15.1 million were recorded in fiscal 2018 and 2017,

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

respectively, due to uncertainty regarding utilization of foreign operating loss carryforwards, which were partially offset by a reduction of $12.8 million and $0.6 million of valuation allowances for fiscal 2018 and 2017, respectively.
(6) The liability for unrecognized tax benefits decreased $6.6 million in fiscal 2018 primarily due to settlements and lapsing of tax audit statutes.
(7) During fiscal 2018 and 2017, the Company generated a net expense of $1.5 million and a net benefit of $14.9 million, the result of taxable liquidations of foreign subsidiaries.
(8) Certain prior year amounts have been reclassified to conform to current year presentation.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. The Act includes significant changes to the U.S. corporate income tax system which reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% as of January 1, 2018; shifts to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. income tax; and creates new taxes on certain foreign-sourced earnings. The decrease in the U.S. federal corporate income tax rate from 35.0% to 21.0% results in a blended statutory tax rate of 25.7% for the fiscal year ending August 31, 2018. The new taxes for certain foreign-sourced earnings under the Act are effective for the Company in fiscal 2019.
Income tax effects resulting from changes in tax laws are accounted for by the Company in the period in which the law is enacted and the effects are recorded as a component of income tax expense or benefit. As a result, the Company recorded provisional income tax expense resulting from the Act totaling $0.5 million during the year ended August 31, 2018, which includes (i) a transition tax of $5.3 million on the Company’s total post-1986 earnings and profits (“E&P”) which, prior to the Act, were previously deferred from U.S. income tax, (ii) a $11.9 million decrease in income tax expense as a result of the re-measurement of the Company’s deferred tax assets and liabilities to the new corporate tax rate of 21.0% and (iii) $7.1 million in valuation allowances recorded against foreign tax credits as future utilization is now uncertain.
The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance on accounting for various effects of the Act that may be at different stages of completion. To the extent that a company’s accounting for a certain income tax effect of the Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, issuance of additional regulatory guidance, changes in interpretations and assumptions the Company has made, and actions the Company may take as a result of the Act. In accordance with SAB 118, the financial reporting impact of the Act will be completed no later than the second quarter of fiscal 2019. As of August 31, 2018, the tax effects related to the Act are provisional and represent the Company’s best estimate. Amounts recorded are based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances which are subject to change and modification. Provisional amounts recorded may change as a result of the following:

•
The amount recorded for the transition tax liability is a provisional amount and based on current estimates of total post-1986 foreign E&P and the income tax pools for all foreign subsidiaries which will continue to be refined over the coming periods. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets as of August 31, 2018. Further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability. It is anticipated that the amounts resulting from the transition tax will be fully offset by available foreign tax credits and will not result in future cash tax payments. In addition, there is a foreign tax credit carryforward on the balance sheet after the calculation of the transition tax liability. The Company is continuing to analyze the new provisions in order to determine future utilization of the credits and is anticipating further interpretive guidance in connection with the utilization of foreign tax credits going forward. As such, we are not yet able to reasonably estimate the future utilization of the foreign tax credits and have recorded a corresponding valuation allowance.

•
The Company is still analyzing certain aspects of the Act and refining the estimate of the expected revaluation of its deferred tax balances. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In addition, the Act provides for accelerated first year expensing of certain capital expenditures for which an estimate has been included in the estimated deferred balances for the year but will continue to be refined through the filing of the tax return. The Act also provides changes related to the limits of deduction for employee compensation. The Company is treating any future non-deductible compensation as impacting compensation expenses in the period incurred and will review further guidance and the related impact as provided through the second quarter of fiscal 2019.

•
The Act also includes a provision designed to tax global intangible low taxed income (GILTI) and benefit foreign-derived intangible income (FDII) which will be effective in fiscal 2019. Under the provision, a U.S. shareholder is

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

required to include in gross income the amount of its GILTI, which is generally the net income of its controlled foreign corporations in excess of a 10% return on depreciable tangible assets after identification of other income subject to non-deferral rules. Due to the complexity of the new GILTI tax rules and uncertainty of the application of the foreign tax credit rules in relation to GILTI and FDII, we are continuing to evaluate this provision of the Act, the application of ASC 740, and are considering available accounting policy alternatives to either record the U.S. income tax effect of future GILTI inclusions in the period in which they arise or establish deferred taxes with respect to the expected future tax liabilities associated with future GILTI inclusions. Our accounting policies depend, in part, on analyzing our global income to determine whether we expect a tax liability resulting from the application of this provision, and, if so, whether and when to record related current and deferred income taxes. Whether we intend to recognize deferred tax liabilities related to the GILTI provisions is dependent, in part, on our assessment of the Company's future operating structure. In addition, we are awaiting further interpretive guidance in connection with the computation of the GILTI tax. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Act. Therefore, we have not made any adjustments relating to potential GILTI tax in our consolidated financial statements and have not made a policy decision regarding our accounting for GILTI.

•
Prior to the Act, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the U.S., and no U.S. deferred income taxes or foreign withholding taxes were recorded. The transition tax noted above will result in the previously untaxed foreign earnings being included in the federal and state fiscal 2018 taxable income. We are currently analyzing our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which may include withholding taxes, local country taxes and potential U.S. state taxation. Furthermore, the transition tax will close a majority of the outside basis differences in our foreign corporations and any remaining temporary difference will potentially have some interaction with the GILTI tax noted above. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Act and have not recorded any withholding or state tax liabilities, any deferred taxes attributable to GILTI (as noted above) or any deferred taxes attributable to our investment in our foreign subsidiaries.

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

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items (in thousands):

	August 31,
	2018	2017
Deferred income tax assets:
Operating loss and tax credit carryforwards	$45,947	$41,985
Compensation related liabilities	10,450	17,319
Postretirement benefits	8,813	14,359
Inventory	2,081	2,958
Book reserves and other items	18,986	14,224
Total deferred income tax assets	86,277	90,845
Valuation allowance	(35,076)	(22,671)
Net deferred income tax assets	51,201	68,174
Deferred income tax liabilities:
Depreciation and amortization	(48,148)	(77,548)
Other items	(633)	(1,910)
Deferred income tax liabilities	(48,781)	(79,458)
Net deferred income tax asset (liability) (1)	$2,420	$(11,284)
(1) The net deferred income tax liability is reflected on the balance sheet in two categories: an asset of $24.3 million and $18.6 million for fiscal 2018 and 2017, respectively, is included in other long-term assets and a liability of $21.9 million and $29.9 million for fiscal 2018 and 2017, respectively, is included in deferred income taxes.
The Company has $60.8 million of state loss carryforwards, which are available to reduce future state tax liabilities. These state net operating loss carryforwards expire at various times through 2038. The Company also has $125.9 million of

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

foreign loss carryforwards which are available to reduce certain future foreign tax liabilities. Approximately one-half of the foreign loss carryforwards are not subject to any expiration dates, while the other balances expire at various times through 2028. The valuation allowance represents a reserve for deferred tax assets, including loss carryforwards and foreign tax credits, for which utilization is uncertain.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	2018	2017	2016
Beginning balance	$31,446	$29,174	$29,924
Increases based on tax positions related to the current year	2,599	6,057	1,050
Increase for tax positions taken in a prior period	359	297	475
Decrease for tax positions taken in a prior period	(349)	(627)	—
Decrease due to lapse of statute of limitations	(9,163)	(4,008)	(1,027)
Decrease due to settlements	—	—	—
Changes in foreign currency exchange rates	(533)	553	(1,248)
Ending balance	$24,359	$31,446	$29,174
Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. As of August 31, 2018, 2017 and 2016, the Company recognized $3.0 million, $2.9 million and $2.3 million, respectively for interest and penalties related to unrecognized tax benefits. The Company recognizes interest and penalties related to underpayment of income taxes as a component of income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign income tax examinations by tax authorities in major tax jurisdictions for years prior to fiscal 2008. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $3.4 million throughout fiscal 2019.
The Company’s policy is to remit earnings from foreign subsidiaries only to the extent the remittance does not result in an incremental U.S. tax liability. The Company is reviewing the impact of tax reform on this policy and does not currently provide for the additional U.S. and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. If all undistributed earnings were remitted, an additional income tax provision of $2.2 million would have been necessary as of August 31, 2018.
(Loss) earnings before income taxes, are summarized as follows (in thousands):

	Year Ended August 31,
	2018	2017	2016
Domestic	$(11,325)	$12,635	$(19,182)
Foreign	(1,347)	(95,326)	(111,162)
	$(12,672)	$(82,691)	$(130,344)
Both domestic and foreign pre-tax earnings are impacted by changes in operating earnings, acquisition and divestiture activities, restructuring charges and the related benefits, growth investments, debt levels and the impact of changes in foreign currency exchange rates. In fiscal 2018, domestic and foreign earnings included non-cash impairment and other divestiture costs of $23.7 million and $49.3 million, respectively. In fiscal 2017, domestic earnings included $7.8 million of transition costs while foreign earnings included $117.0 million of non-cash impairment and other divestiture charges. In fiscal 2016, domestic earnings included a non-cash impairment charge of $49.0 million and a $5.1 million loss on the Sanlo divestiture while foreign earnings included a $137.5 million non-cash impairment charge. Approximately 79%, 63% and 53% of pre-tax earnings (excluding impairment and other divestiture charges) were generated in foreign jurisdictions with tax rates different than the U.S. federal income tax rate during fiscal 2018, 2017 and 2016, respectively.
Cash paid for income taxes, net of refunds, was a net refund of $1.5 million during the year ended August 31, 2018 and a net payment of $11.8 million and $21.4 million during the years ended August 31, 2017 and 2016, respectively.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 13.    Capital Stock and Share Repurchases
The authorized common stock of the Company as of August 31, 2018 consisted of 168,000,000 shares of Class A common stock, $0.20 par value, of which 81,423,584 and 60,984,150 shares were issued and outstanding, respectively; 1,500,000 shares of Class B common stock, $0.20 par value, none of which have been issued; and 160,000 shares of cumulative preferred stock, $1.00 par value (“preferred stock”), none of which have been issued. Holders of both classes of the Company’s common stock are entitled to dividends, as the Company’s Board of Directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the common stock. If the Company were to issue any of its preferred stock, no dividends could be paid or set apart on shares of common stock, unless paid in common stock, until dividends on all of the issued and outstanding shares of preferred stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.
The Company's Board of Directors approved four separate authorizations (September 2011, March 2014, October 2014 and March 2015) to repurchase up to 7,000,000 shares each of the Company’s outstanding common stock. At August 31, 2018, cumulative shares repurchased under these authorizations totaled 20,439,434, leaving 7,560,566 shares authorized for future buy backs.
Earnings Per Share
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended August 31,
	2018	2017	2016
Numerator:
Net loss	$(21,648)	$(66,213)	$(105,174)
Denominator:
Weighted average common shares outstanding - basic	60,441	59,436	59,010
Net effect of dilutive securities - stock based compensation plans	—	—	—
Weighted average common shares outstanding - diluted	60,441	59,436	59,010

Basic Loss Per Share:	$(0.36)	$(1.11)	$(1.78)
Diluted Loss Per Share:	$(0.36)	$(1.11)	$(1.78)

Anti-dilutive securities- stock based compensation plans (excluding from earnings per share calculation) (1)	2,923	4,482	4,832
(1) As a result of the impairment and divestiture charges which caused a net loss in fiscal 2018, 2017 and 2016, shares from stock based compensation plans are excluded from the calculation of diluted loss per share, as the result would be anti-dilutive.
Note 14.    Stock Plans
Share based awards may be granted to key employees and directors under the Actuant Corporation 2017 Omnibus Incentive Plan (the “Plan”). At August 31, 2018, 4,325,000 shares of Class A common stock were authorized for issuance under the Plan plus an additional 1,800,000 shares being registered to cover shares, if any, that become issuable, pursuant to the terms of the Plan, upon the expiration, cancellation or forfeiture of existing awards under our previously registered stock plans, of which 4,408,499 shares were available for future award grants. The Plan permits the Company to grant share-based awards, including stock options, restricted stock, restricted stock units and performance shares (the "Performance Shares") to employees and directors. Options generally have a maximum term of ten years, an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant and generally vest 50% after three years and 100% after five years. The Company’s restricted stock grants prior to 2017 generally have similar vesting provisions as options while grants thereafter generally vests in equal installments over a three-year period. The Performance Shares include a three-year performance period, with vesting based 50% on achievement of an absolute free cash flow conversion target and 50% on the Company’s total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrial index. The provisions of share-based awards may vary by individual grant with respect to vesting period, dividend and voting rights, performance conditions and forfeitures.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A summary of restricted stock and performance shares activity during fiscal 2018 is as follows:

	Number of Shares	Weighted-Average Fair Value at Grant Date (Per Share)
Outstanding on August 31, 2017	1,290,448	$24.95
Granted	525,541	26.20
Forfeited	(197,771)	25.05
Vested	(464,481)	25.60
Outstanding on August 31, 2018	1,153,737	$25.25
A summary of stock option activity during fiscal 2018 is as follows:

	Shares	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2017	3,191,630	$24.40
Granted	—	—
Exercised	(833,377)	19.96
Forfeited	(119,527)	23.98
Expired	(469,650)	28.59
Outstanding on August 31, 2018	1,769,076	$25.40	4.8	$7.9	million
Exercisable on August 31, 2018	1,285,352	$25.52	3.8	$5.9	million
Intrinsic value is the difference between the market value of the stock at August 31, 2018 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is summarized below (in thousands, except per share amounts):

	Year Ended August 31,
	2018	2017	2016
Weighted-average fair value of options granted (per share)	N/A	$11.88	$8.63
Intrinsic value of options exercised	$5,284	2,208	989
Cash receipts from exercise of options	15,140	7,762	3,564

The Company generally records compensation expense over the vesting period for restricted stock awards based on the market value of Actuant common stock on the grant date and utilized an expected forfeiture rate of 10%, 11% and 13%, for fiscal years ended August 31, 2018, 2017 and 2016, respectively. The fair value of Performance Shares with market vesting conditions is determined utilizing a Monte Carlo simulation model. Stock based compensation expense is determined using a binomial pricing model for options. Assumptions used to determine the fair value of each option were based upon historical data and standard industry valuation practices and methodology. There were no options granted in fiscal 2018. The following weighted-average assumptions were used in each fiscal year 2017 and 2016:

	Fiscal Year Ended August 31,
	2017	2016
Dividend yield	0.15%	0.19%
Expected volatility	38.12%	38.06%
Risk-free rate of return	2.42%	2.06%
Expected forfeiture rate	11%	13%
Expected life	7.4 years	6.1 years
As of August 31, 2018, there was $19.1 million of total unrecognized compensation cost related to share-based awards, including stock options, restricted stock, restricted stock units and performance shares, which will be recognized over a weighted average period of 2.1 years. The total fair value of share-based awards that vested during the fiscal years ended August 31, 2018 and 2017 was $14.3 million and $16.1 million, respectively.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 15.    Business Segment, Geographic and Customer Information
The Company is a global manufacturer of a broad range of industrial products and systems. During the fourth quarter of fiscal 2018, the Company’s financial reporting segments were modified to reflect changes in the operating structure of the Company. The Company considered these changes as part of its ongoing assessment of segment reporting, and changed its operating and reportable segments to reflect two reportable segments: Industrial Tools & Services and Engineered Components & Systems. All prior period amounts and disclosures have been adjusted to reflect the current reportable segments.
The Industrial Tools & Services segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, energy and other markets.  The Engineered Components & Systems segment provides highly engineered components for on-highway, off-highway agriculture, medical, concrete tensioning and other vertical markets. All of the aforementioned markets are supported through our various segment product lines outlined below.
The following tables summarize financial information by reportable segment and product line (in thousands):

	Year Ended August 31,
	2018	2017	2016
Net Sales by Reportable Segment & Product Line:
Industrial Tools & Services Segment:
Product	$439,405	$396,381	$400,780
Service & Rental	151,680	156,201	187,427
	591,085	552,582	588,207
Engineered Components & Systems Segment:
On-Highway	248,083	215,831	209,575
Agriculture, Off-Highway and Other	215,487	190,604	187,287
Rope & Cable Solutions	76,011	65,169	73,813
Concrete Tensioning	49,198	52,889	50,491
Off Shore Mooring	2,747	18,709	40,037
	591,526	543,202	561,203
	$1,182,611	$1,095,784	$1,149,410

Operating Profit (Loss):
Industrial Tools & Services	$99,432	$95,825	$119,922
Engineered Components & Systems (1)	(51,982)	(113,030)	(190,654)
General Corporate	(29,252)	(33,031)	(29,485)
	$18,198	$(50,236)	$(100,217)

Depreciation and Amortization:
Industrial Tools & Services	$15,301	$15,025	$15,173
Engineered Components & Systems	23,424	26,072	30,855
General Corporate	1,982	2,013	1,749
	$40,707	$43,110	$47,777

Capital Expenditures:
Industrial Tools & Services	$7,799	$8,614	$5,502
Engineered Components & Systems	11,653	16,884	12,397
General Corporate	1,418	2,697	2,310
	$20,870	$28,195	$20,209
(1) Engineered Components & Systems segment operating loss includes impairment and divestiture charges of $73.1 million, $117.0 million and $186.6 million in fiscal 2018, 2017 and 2016, respectively.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	August 31,
	2018	2017
Assets:
Industrial Tools & Services	$589,932	$599,321
Engineered Components & Systems	657,370	713,083
General Corporate	234,036	204,551
	$1,481,338	$1,516,955
In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisition/divestiture activities, impairment and divestiture charges, restructuring costs and related benefits. Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.
The following tables summarize net sales and long-lived assets (fixed assets and other long-term assets, excluding deferred tax assets and debt issuance cots) by geographic region (in thousands):

	Year Ended August 31,
	2018	2017	2016
Net Sales:
United States	$509,952	$480,801	$477,670
Netherlands	166,542	130,724	143,517
United Kingdom	87,182	84,106	115,183
China	64,031	68,373	47,312
Sweden	50,517	37,813	35,424
United Arab Emirates	43,707	39,974	55,906
France	40,351	39,563	42,780
Australia	28,510	38,924	62,779
All other	191,819	175,506	168,839
	$1,182,611	$1,095,784	$1,149,410

	August 31,
	2018	2017
Long-lived Assets:
United States	$42,563	$36,254
China	14,909	16,332
Netherlands	12,200	9,134
United Arab Emirates	7,876	8,451
United Kingdom	4,076	5,467
All other	20,111	22,696
	$101,735	$98,334
The Company’s largest customer accounted for less than 3% of sales in each of the last three fiscal years. Export sales from domestic operations were approximately 7% of total net sales in each of the periods presented. In fiscal 2018, sales of products contributed approximately 84% of consolidated net sales, with the remaining revenue generated from engineering and technical manpower services, rental contracts and other sources. We provide certain Industrial Tools & Services segment customers both products, services and rentals; however, since our systems do not allocate costs between these sales categories, it is neither practical nor cost effective to disaggregate cost of sales separately for product sales and rental and service revenue.
Note 16.    Commitments and Contingencies
The Company had outstanding letters of credit of $23.6 million and $22.1 million at August 31, 2018 and 2017, respectively, the majority of which relate to commercial contracts and self-insured workers compensation programs.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company is a party to various legal proceedings that have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor, patent and other disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred and can be reasonably estimated. In the opinion of management, the resolution of these contingencies are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off, in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases was $11.0 million using a weighted average discount rate of 3.24% at August 31, 2018.
The Company has facilities in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past three years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
In March 2018, the Company filed an Initial Notice of Voluntary Self-Disclosure ("VSD") with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding transactions related to otherwise authorized sales of tools and other products by certain of its foreign subsidiaries to two Iranian distributors totaling approximately $0.5 million. While the Company undertook efforts to ensure that those sales were conducted entirely consistent with General License H under the Iranian Transaction and Sanctions Regulations, 31 C.F.R. Part 560, it is possible that certain limited transactions relating to the authorized sales in question fell outside the scope of General License H. The Company immediately determined to cease doing business in Iran and continues not to transact there. With the assistance of its external counsel, the Company undertook an investigation of those Iran-related transactions and, more generally, the adequacy and effectiveness of its procedures to ensure compliance with trade and export requirements. The investigation was completed in October 2018 and resulted in the filing of a final VSD with OFAC on October 26, 2018. The final VSD also included information about additional transactions by certain of the Company's Dutch subsidiaries, with a counterparty in Estonia that may have been in violation of E.O. 13685. Those transactions involved wire remittances totaling approximately $3.2 million for sales of products and services that may have been diverted to the Crimea region of Ukraine. OFAC is currently reviewing the Company’s disclosure to determine whether any violations of U.S. economic sanctions laws may have occurred and, if so, to determine the appropriate enforcement response. At this time, the Company cannot predict when OFAC will conclude its review of the VSD or the nature of its enforcement response.
Additionally, the Company has self-disclosed the sales to its Estonian customer to relevant authorities in the Netherlands as potentially violating applicable sanctions laws in that country and the European Union. The investigation by authorities in the Netherlands is ongoing and also may result in penalties. At this time, the Company cannot predict when the investigation will be completed or reasonably estimate what penalties, if any, will be assessed.
While there can be no assurance of the ultimate outcome of the above matters, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations, or cash flows.

Note 17.    Guarantor Subsidiaries
On April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $287.6 million remains outstanding as of August 31, 2018. All of our material domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent.
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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended August 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$159,411	$371,890	$651,310	$—	$1,182,611
Cost of products sold	29,619	275,280	462,452	—	767,351
Gross profit	129,792	96,610	188,858	—	415,260
Selling, administrative and engineering expenses	81,194	72,688	137,562	—	291,444
Amortization of intangible assets	1,272	11,394	7,899	—	20,565
Restructuring charges	6,433	1,398	4,164	—	11,995
Impairment & divestiture charges	4,217	23,740	45,101	—	73,058
Operating profit (loss)	36,676	(12,610)	(5,868)	—	18,198
Financing costs (income), net	31,752	81	(342)	—	31,491
Intercompany (income) expense, net	(17,042)	26,596	(9,554)	—	—
Intercompany dividends	—	(28,822)	—	28,822	—
Other (income) expense, net	(1,200)	57	522	—	(621)
Earnings (loss) before income tax (benefit) expense	23,166	(10,522)	3,506	(28,822)	(12,672)
Income tax (benefit) expense	(25,380)	17,921	16,435	—	8,976
Net earnings (loss) before equity in (loss) earnings of subsidiaries	48,546	(28,443)	(12,929)	(28,822)	(21,648)
Equity in (loss) earnings of subsidiaries	(70,194)	(15,652)	2,103	83,743	—
Net loss	(21,648)	(44,095)	(10,826)	54,921	(21,648)
Comprehensive income (loss)	$31,368	$(44,095)	$40,800	$3,295	$31,368

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Year Ended August 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$145,223	$355,989	$594,572	$—	$1,095,784
Cost of products sold	34,300	260,700	421,067	—	716,067
Gross profit	110,923	95,289	173,505	—	379,717
Selling, administrative and engineering expenses	74,996	69,826	132,666	—	277,488
Amortization of intangible assets	1,272	11,715	7,487	—	20,474
Director & officer transition charges	7,784	—	—	—	7,784
Restructuring charges	826	1,359	5,043	—	7,228
Impairment & divestiture charges	—	—	116,979	—	116,979
Operating profit (loss)	26,045	12,389	(88,670)	—	(50,236)
Financing costs, net	30,005	35	(337)	—	29,703
Intercompany (income) expense, net	(22,941)	22,066	875	—	—
Intercompany dividends	5,353	(59,401)	(5,353)	59,401	—
Other expense (income), net	2,690	87	(25)	—	2,752
Earnings (loss) before income tax benefit	10,938	49,602	(83,830)	(59,401)	(82,691)
Income tax benefit	(782)	(14,574)	(1,122)	—	(16,478)
Net earnings (loss) before equity in (loss) earnings of subsidiaries	11,720	64,176	(82,708)	(59,401)	(66,213)
Equity in (loss) earnings of subsidiaries	(77,933)	(81,389)	3,335	155,987	—
Net loss	(66,213)	(17,213)	(79,373)	96,586	(66,213)
Comprehensive loss	$(41,651)	$(35,121)	$(39,942)	$75,063	$(41,651)

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE LOSS
(in thousands)

	Year Ended August 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$135,679	$361,209	$652,522	$—	$1,149,410
Cost of products sold	34,576	263,197	448,240	—	746,013
Gross profit	101,103	98,012	204,282	—	403,397
Selling, administrative and engineering expenses	69,677	69,382	135,438	—	274,497
Amortization of intangible assets	1,272	13,287	8,384	—	22,943
Loss on product line divestiture	—	5,092	—	—	5,092
Restructuring charges	2,426	3,455	8,690	—	14,571
Impairment charges	—	49,012	137,499	—	186,511
Operating profit (loss)	27,728	(42,216)	(85,729)	—	(100,217)
Financing costs, net	30,123	—	(1,355)	—	28,768
Intercompany (income) expense, net	(20,445)	(9,999)	30,444	—	—
Intercompany dividends	—	—	(5,338)	5,338	—
Other expense, net	914	54	391	—	1,359
Earnings (loss) before income taxes	17,136	(32,271)	(109,871)	(5,338)	(130,344)
Income tax (benefit) expense	(8,729)	519	(17,046)	86	(25,170)
Net earnings (loss) before equity in (loss) earnings of subsidiaries	25,865	(32,790)	(92,825)	(5,424)	(105,174)
Equity in (loss) earnings of subsidiaries	(131,037)	(83,747)	3,024	211,760	—
Net loss	(105,174)	(116,537)	(89,801)	206,336	(105,174)
Comprehensive loss	$(143,357)	$(157,344)	$(83,802)	$241,146	$(143,357)

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$67,649	$—	$182,841	$—	$250,490
Accounts receivable, net	19,969	54,822	112,958	—	187,749
Inventories, net	22,570	59,391	74,395	—	156,356
Assets held for sale	—	—	23,573	—	23,573
Other current assets	7,358	4,759	30,615	—	42,732
Total current assets	117,546	118,972	424,382	—	660,900
Property, plant & equipment, net	7,937	26,408	55,875	—	90,220
Goodwill	38,847	203,543	270,022	—	512,412
Other intangible assets, net	6,884	121,793	52,360	—	181,037
Investment in subsidiaries	1,836,954	1,211,781	789,917	(3,838,652)	—
Intercompany receivables	—	622,646	200,173	(822,819)	—
Other long-term assets	12,955	366	23,448	—	36,769
Total assets	$2,021,123	$2,305,509	$1,816,177	$(4,661,471)	$1,481,338

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$15,890	$29,022	$85,926	$—	$130,838
Accrued compensation and benefits	22,171	9,804	22,533	—	54,508
Current maturities of debt	30,000	—	—	—	30,000
Income taxes payable	—	—	4,091	—	4,091
Liabilities held for sale	—	—	44,225	—	44,225
Other current liabilities	17,379	11,078	38,842	—	67,299
Total current liabilities	85,440	49,904	195,617	—	330,961
Long-term debt	502,695	—	—	—	502,695
Deferred income taxes	17,467	—	4,466	—	21,933
Pension and post-retirement benefit liabilities	7,765	—	7,104	—	14,869
Other long-term liabilities	45,483	359	6,326	—	52,168
Intercompany payable	803,561	19,258	—	(822,819)	—
Shareholders’ equity	558,712	2,235,988	1,602,664	(3,838,652)	558,712
Total liabilities and shareholders’ equity	$2,021,123	$2,305,509	$1,816,177	$(4,661,471)	$1,481,338

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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$63,264	$27,673	$15,156	$—	$106,093
Investing Activities
Capital expenditures	(2,822)	(8,015)	(10,033)	—	(20,870)
Proceeds from sale of property, plant and equipment	—	99	54	—	153
Rental asset buyout for Viking divestiture	—	—	(27,718)	—	(27,718)
Proceeds from sale of businesses, net of transaction costs	198	—	8,704	—	8,902
Cash paid for business acquisitions, net of cash acquired	—	(1,732)	(21,486)	—	(23,218)
Intercompany investment	(11,754)	(1)	—	11,755	—
Cash used in investing activities	(14,378)	(9,649)	(50,479)	11,755	(62,751)
Financing Activities
Principal repayment on term loan	(30,000)	—	—	—	(30,000)
Taxes paid related to the net share settlement of equity awards	(1,284)	—	—	—	(1,284)
Stock option exercises, related tax benefits and other	15,681	—	—	—	15,681
Cash dividend	(2,390)	—	—	—	(2,390)
Changes in receivables and payable to subsidiaries	2,041	(18,024)	15,983	—	—
Intercompany capital contribution	—	—	11,755	(11,755)	—
Cash (used in) provided by financing activities	(15,952)	(18,024)	27,738	(11,755)	(17,993)
Effect of exchange rate changes on cash	—	—	(4,430)	—	(4,430)
Net increase (decrease) in cash and cash equivalents	32,934	—	(12,015)	—	20,919
Cash and cash equivalents—beginning of period	34,715	—	194,856	—	229,571
Cash and cash equivalents—end of period	$67,649	$—	$182,841	$—	$250,490

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$99,241	$14,340	$39,672	$(64,754)	$88,499
Investing Activities
Capital expenditures	(3,391)	(9,265)	(15,539)	—	(28,195)
Proceeds from sale of property, plant and equipment	—	207	363	—	570
Intercompany investment	(6,900)	—	—	6,900	—
Cash used in investing activities	(10,291)	(9,058)	(15,176)	6,900	(27,625)
Financing Activities
Principal repayment on term loan	(18,750)	—	—	—	(18,750)
Redemption on 5.625% Senior Notes	(500)	—	—	—	(500)
Taxes paid related to the net share settlement of equity awards	(1,065)	—	—	—	(1,065)
Stock option exercises, related tax benefits and other	8,265	—	—	—	8,265
Payment of deferred acquisition consideration	—	—	(742)	—	(742)
Cash dividend	(2,358)	(5,353)	(59,401)	64,754	(2,358)
Intercompany loan activity	(47,780)	—	47,780	—	—
Intercompany capital contributions	—	—	6,900	(6,900)	—
Cash used in financing activities	(62,188)	(5,353)	(5,463)	57,854	(15,150)
Effect of exchange rate changes on cash	—	—	4,243	—	4,243
Net increase (decrease) in cash and cash equivalents	26,762	(71)	23,276	—	49,967
Cash and cash equivalents—beginning of period	7,953	71	171,580	—	179,604
Cash and cash equivalents—end of period	$34,715	$—	$194,856	$—	$229,571

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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 18.     Quarterly Financial Data (Unaudited)
Quarterly financial data for fiscal 2018 and fiscal 2017 is as follows:

	Year Ended August 31, 2018
	First	Second	Third	Fourth	Total
Net sales	$288,955	$275,165	$317,096	$301,395	$1,182,611
Gross profit	100,911	89,696	116,509	108,144	415,260
Net earnings (loss)	5,226	(18,221)	29,012	(37,665)	(21,648)
Net earnings per share:
Basic	$0.09	$(0.30)	$0.48	$(0.62)	$(0.36)
Diluted	$0.09	$(0.30)	$0.48	$(0.62)	$(0.36)

	Year Ended August 31, 2017
	First	Second	Third	Fourth	Total
Net sales	$265,793	$258,869	$295,427	$275,695	$1,095,784
Gross profit	93,067	87,327	102,804	96,519	379,717
Net earnings (loss)	4,966	5,074	22,511	(98,764)	(66,213)
Net earnings (loss) per share:
Basic	$0.08	$0.09	$0.38	$(1.65)	$(1.11)
Diluted	$0.08	$0.08	$0.37	$(1.65)	$(1.11)
The sum of the quarters may not equal the total of the respective year’s earnings (loss) per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

During the fourth quarter of fiscal 2018, the Company recognized impairment and divestiture charges of $73.1 million (see Note 5, "Divestiture Activities" and Note 6, "Goodwill, Intangible Assets and Long-Lived Assets").

During the fourth quarter of fiscal 2017, the Company recognized impairment and divestiture charges of $117.0 million (see Note 5, "Divestitures Activities" and Note 6, "Goodwill, Intangible Assets and Long-Lived Assets").

ACTUANT CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisition/ (Divestiture)	Accounts Written Off Less Recoveries	Other	Balance at End of Period

Allowance for losses—Trade accounts receivable
August 31, 2018	$11,229	$1,389	$76	$(6,856)	$(437)	$5,401
August 31, 2017	7,762	3,112	1,452	(1,422)	325	11,229
August 31, 2016	3,970	2,274	3,090	(1,580)	8	7,762

Valuation allowance—Income taxes
August 31, 2018	$22,671	$25,209	$—	$(12,804)	$—	$35,076
August 31, 2017	8,147	15,144	—	(620)	—	22,671
August 31, 2016	8,053	852	—	(1,026)	268	8,147

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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2018, the Company’s internal control over financial reporting was effective.
Management has excluded certain elements of acquired businesses, Mirage and Equalizer (collectively “the Acquired Businesses”), from its assessment of internal control over financial reporting as of August 31, 2018 because the businesses were acquired by the Company in a purchase business combination during fiscal 2018.  Subsequent to the acquisition, certain elements of the Acquired Businesses’ internal control over financial reporting and related processes were integrated into the Company existing systems and internal control over financial reporting.  Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over finical reporting as of August 31, 2018.  The Acquired Businesses are wholly-owned subsidiaries of the Company whose total assets and total revenues represent less than 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2018.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s effectiveness of internal controls over financial reporting as of August 31, 2018, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors; Executive Officers and Corporate Governance
Information about the Company’s directors is incorporated by reference from the “Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 22, 2019 (the “2019 Annual Meeting Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” section in the Company’s 2019 Annual Meeting Proxy Statement. Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2019 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.
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

Item 11. Executive Compensation
The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters” and the “Executive Compensation” sections (other than the subsection thereof entitled “Report of the Audit Committee”) of the 2019 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2019 Annual Meeting Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the “Certain Relationships and Related Party Transactions” section of the 2019 Annual Meeting Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2019 Annual Meeting Proxy Statement.

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
Dated: October 29, 2018
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

Signature	Title

/s/ RANDAL W. BAKER	President and Chief Executive Officer, Director
Randal W. Baker

/s/ ALFREDO ALTAVILLA	Director
Alfredo Altavilla

/s/ J. PALMER CLARKSON	Director
J. Palmer Clarkson

/s/ DANNY L. CUNNINGHAM	Director
Danny L. Cunningham

/s/ E. JAMES FERLAND	Director
E. James Ferland

/s/ RICHARD D. HOLDER	Director
Richard D. Holder

/s/ ROBERT A. PETERSON	Chairman of the Board of Directors
Robert A. Peterson

/s/ SIDNEY S. SIMMONS	Director
Sidney S. Simmons

/s/ HOLLY A. VAN DEURSEN	Director
Holly A. Van Deursen

/s/ RICK T. DILLON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Rick T. Dillon

/s/ BRYAN R. JOHNSON	Corporate Controller and Principal Accounting Officer
Bryan R. Johnson
* Each of the above signatures is affixed as of October 29, 2018.

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2018
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
Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2012

4.2	Fifth Amended and Restated Credit Agreement dated May 8, 2015 among Actuant Corporation, the Lenders party thereto and JP Morgan Chase, N.A. as the agent	Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended May 31, 2015

4.3	Amendment No. 1 to the Fifth Amended and Restated Credit Agreement dated June 20, 2017 among Actuant Corporation, the Lenders party thereto and JP Morgan Chase, N.A. as the agent	Exhibit 4.2(b) to the Registrant’s Form 10-Q for the quarter ended May 31, 2017

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.1	Outside Directors’ Deferred Compensation Plan (conformed through the second amendment)	Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.2	Actuant Corporation Deferred Compensation Plan (conformed through the fourth amendment)	Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.3	Actuant Corporation 2010 Employee Stock Purchase Plan	Exhibit B to the Registrant's Definitive Proxy Statement, dated December 4, 2009

10.4	(a) Actuant Corporation 2017 Omnibus Incentive Plan	Exhibit A to the Registrant's Definitive Proxy Statement dated December 5, 2016

	(b) First Amendment to the Actuant Corporation 2017 Omnibus Incentive Plan	Exhibit A to the Registrant's Definitive Proxy Statement dated December 4, 2017

10.5	Actuant Corporation 2009 Omnibus Incentive Plan, conformed through the Second Amendment thereto	Exhibit 99.1 to the Registrant's Form 8-K filed on January 17, 2013

10.6	(a) Amended and Restated Actuant Corporation 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant's Definitive Proxy Statement, dated December 5, 2005

	(b) First Amendment to the Amended and Restated Actuant Corporation 2001 Outside Directors’ Stock Plan dated December 25, 2008	Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended November 30, 2008

10.7	Actuant Corporation Supplemental Executive Retirement Plan (conformed through the first amendment)	Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.8	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.1 to the Registrant's Form 8-K filed on August 2, 2018

10.9	Form of Amended and Restated Actuant Corporation Change in Control Agreement	Exhibit 10.1 to the Registrant’s Form 8-K filed on August 1, 2017

10.10	Actuant Corporation Executive Officer Bonus Plan	Exhibit B to the Registrant's Definitive Proxy Statement dated December 3, 2012

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.11	(a) Form of NQSO Award (Director) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of NQSO Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.1(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.12	(a) Form RSA Award (Director) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.2(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSA Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.2(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.13	(a) Form of RSU Award (Director) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.3(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSU Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan	Exhibit 10.3(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.14	(a) Form RSA Award (Director) under Actuant Corporation 2017 Omnibus Incentive Plan		X

10.15	(a) Form of RSU Award (Director) under Actuant Corporation 2017 Omnibus Incentive Plan		X

	(b) Form of RSU Award (Officer) under Actuant Corporation 2017 Omnibus Incentive Plan		X

10.16	(a) Form of PSU Award - Total Shareholder Return (Officer) under Actuant Corporation 2017 Omnibus Incentive Plan		X

	(b) Form of PSU Award - Free Cash Flow (Officer) under Actuant Corporation 2017 Omnibus Incentive Plan		X

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.17	Offer letter dated February 24, 2016 between Actuant Corporation and Randal W. Baker	Exhibit 10.1 to the Registrant's Form 8-K filed on March 1, 2016

10.18	Separation and Release Agreement dated September 7, 2016 by and between Actuant Corporation and David (Mark) Sefcik	Exhibit 10.16 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2016

10.19	Retirement Agreement by and between Actuant Corporation and Eugene E. Skogg	Exhibit 10.17 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2016

10.20	Offer Letter by and between Actuant Corporation and Rick T. Dillon	Exhibit 10.1 to Registrant's Form 8-K filed on November 18, 2016

10.21	Separation Agreement and Release by and between Actuant Corporation and Andrew G. Lampereur	Exhibit 10.4 to Registrant's Form 8-K filed on November 18, 2016

10.22	Separation and Release Agreement dated October 9, 2017 by and between Actuant Corporation and Eugene E. Skogg	Exhibit 10.21 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2017

10.23	Separation and Release Agreement dated October 6, 2017 by and between Actuant Corporation and Stephen J. Rennie	Exhibit 10.22 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2017

10.24	Offer Letter by and between Actuant Corporation and Andre L. Williams dated September 11, 2017	Exhibit 10.23 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2017

10.25	Separation and Release Agreement dated October 26, 2017 by and between Actuant Corporation and Theodore C. Wozniak	Exhibit 10.24 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2017

10.26	Agreement by and between Actuant Corporation and Southeastern Capital Management dated March 20, 2018	Exhibit 10.1 of Registrant's Form 8-K filed on March 21, 2018

10.27	Offer letter by and between Actuant Corporation and John Jeffery Schmaling dated January 18, 2018	Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended February 28, 2018.

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.25	Offer letter by and between Actuant Corporation and Fabrizio R. Rasetti dated April 12, 2018	Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended May 31, 2018.

14	Code of Ethics Applicable to Senior Financial Executives	Exhibit 14 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2017

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101
The following materials from the Actuant Corporation Form 10-K for the year ended August 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
X